Form 10-Q
period 2014-06-30
MBIA INC
filed 2014-08-06
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 31, 2014, 193,195,022 shares of Common Stock, par value $1 per share, were outstanding.

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

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	June 30, 2014	December 31, 2013
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $5,235 and $5,064)	$5,340	$4,987
Investments carried at fair value	244	204
Investments pledged as collateral, at fair value (amortized cost $370 and $483)	341	424
Short-term investments held as available-for-sale, at fair value (amortized cost $1,218 and $1,203)	1,219	1,204
Other investments (includes investments at fair value of $13 and $11)	17	16

Total investments	7,161	6,835
Cash and cash equivalents	534	1,161
Premiums receivable	975	1,051
Deferred acquisition costs	243	260
Insurance loss recoverable	624	694
Assets held for sale	29	29
Deferred income taxes, net	986	1,109
Other assets	243	222
Assets of consolidated variable interest entities:
Cash	66	97
Investments held-to-maturity, at amortized cost (fair value $2,780 and $2,651)	2,787	2,801
Investments held as available-for-sale, at fair value (amortized cost $0 and $136)	-	136
Fixed-maturity securities at fair value	474	587
Loans receivable at fair value	1,539	1,612
Loan repurchase commitments	363	359

Total assets	$16,024	$16,953

Liabilities and Equity
Liabilities:
Unearned premium revenue	$2,251	$2,441
Loss and loss adjustment expense reserves	554	641
Investment agreements	660	700
Medium-term notes (includes financial instruments carried at fair value of $217 and $203)	1,286	1,427
Long-term debt	1,755	1,702
Derivative liabilities	449	1,152
Other liabilities	313	294
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $2,150 and $2,356)	4,937	5,286
Derivative liabilities	11	11

Total liabilities	12,216	13,654

Commitments and contingencies (See Note 13)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—281,359,451 and 277,812,430	281	278
Additional paid-in capital	3,118	3,115
Retained earnings	2,665	2,289
Accumulated other comprehensive income (loss), net of tax of $20 and $54	56	(86)
Treasury stock, at cost—86,924,313 and 85,562,546 shares	(2,333)	(2,318)

Total shareholders’ equity of MBIA Inc.	3,787	3,278
Preferred stock of subsidiary and noncontrolling interest	21	21

Total equity	3,808	3,299

Total liabilities and equity	$16,024	$16,953

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Premiums earned:
Scheduled premiums earned	$63	$77	$132	$156
Refunding premiums earned	26	47	45	88

Premiums earned (net of ceded premiums of $2, $2, $5 and $5)	89	124	177	244
Net investment income	42	38	92	76
Fees and reimbursements	4	6	8	12
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(24)	(1,532)	(393)	(1,520)
Unrealized gains (losses) on insured derivatives	(23)	1,350	815	1,277

Net change in fair value of insured derivatives	(47)	(182)	422	(243)
Net gains (losses) on financial instruments at fair value and foreign exchange	61	(6)	6	57
Net gains (losses) on extinguishment of debt	2	39	3	43
Other net realized gains (losses)	-	-	1	-
Revenues of consolidated variable interest entities:
Net investment income	13	14	25	30
Net gains (losses) on financial instruments at fair value and foreign exchange	23	78	26	111
Net gains (losses) on extinguishment of debt	-	-	4	-
Other net realized gains (losses)	-	1	-	1

Total revenues	187	112	764	331
Expenses:
Losses and loss adjustment	12	188	62	(6)
Amortization of deferred acquisition costs	8	11	18	27
Operating	49	103	95	209
Interest	52	60	106	120
Expenses of consolidated variable interest entities:
Operating	1	2	4	6
Interest	10	12	20	24

Total expenses	132	376	305	380

Income (loss) before income taxes	55	(264)	459	(49)
Provision (benefit) for income taxes	(65)	(86)	83	(35)

Net income (loss)	$120	$(178)	$376	$(14)

Net income (loss) per common share:
Basic	$0.61	$(0.94)	$1.93	$(0.07)
Diluted	$0.45	$(0.94)	$1.83	$(0.07)
Weighted average number of common shares outstanding:
Basic	189,169,042	189,163,527	189,101,884	189,135,587
Diluted	192,906,871	189,163,527	193,051,436	189,135,587

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$120	$(178)	$376	$(14)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	79	(153)	184	(140)
Provision (benefit) for income taxes	26	(53)	64	(49)

Total	53	(100)	120	(91)
Reclassification adjustments for (gains) losses included in net income (loss)	13	6	15	(19)
Provision (benefit) for income taxes	5	2	6	(7)

Total	8	4	9	(12)
Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	(4)	2	(1)	7
Provision (benefit) for income taxes	(1)	2	(1)	4

Total	(3)	-	-	3
Reclassification adjustments for (gains) losses included in net income (loss)	7	(4)	7	(4)
Provision (benefit) for income taxes	2	(1)	2	(1)

Total	5	(3)	5	(3)
Foreign currency translation:
Foreign currency translation gains (losses)	9	4	7	(39)
Provision (benefit) for income taxes	3	-	3	-

Total	6	4	4	(39)
Reclassification adjustments for (gains) losses included in net income (loss)	-	-	4	-

Total other comprehensive income (loss)	69	(95)	142	(142)

Comprehensive income (loss)	$189	$(273)	$518	$(156)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Six Months Ended June 30, 2014

(In millions except share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary and Noncontrolling Interest		Total Equity

	Common Stock
	Shares	Amount				Shares	Amount		Shares	Amount
Balance, December 31, 2013	277,812,430	$278	$3,115	$2,289	$(86)	(85,562,546)	$(2,318)	$3,278	1,315	$21	$3,299

Net income (loss)	-	-	-	376	-	-	-	376	-	-	376
Other comprehensive income (loss)	-	-	-	-	142	-	-	142	-	-	142
Share-based compensation net of tax of $2	3,547,021	3	3	-	-	(519,695)	(6)	-	-	-	-
Treasury shares acquired under share repurchase program	-	-	-	-	-	(842,072)	(9)	(9)	-	-	(9)

Balance, June 30, 2014	281,359,451	$281	$3,118	$2,665	$56	(86,924,313)	$(2,333)	$3,787	1,315	$21	$3,808

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Premiums, fees and reimbursements received	$72	$107
Investment income received	214	223
Insured derivative commutations and losses paid	(371)	(419)
Financial guarantee losses and loss adjustment expenses paid	(139)	(227)
Proceeds from recoveries and reinsurance	60	1,781
Operating and employee related expenses paid	(142)	(176)
Interest paid, net of interest converted to principal	(95)	(118)
Income taxes (paid) received	5	-

Net cash provided (used) by operating activities	(396)	1,171

Cash flows from investing activities:
Purchases of available-for-sale investments	(975)	(928)
Sales of available-for-sale investments	463	1,301
Paydowns and maturities of available-for-sale investments	255	377
Purchases of investments at fair value	(259)	(245)
Sales, paydowns and maturities of investments at fair value	343	338
Sales, paydowns and maturities (purchases) of short-term investments, net	309	(1,242)
Sales, paydowns and maturities of held-to-maturity investments	14	12
Paydowns and maturities of loans	112	137
Consolidation (deconsolidation) of variable interest entities, net	(1)	(26)
(Payments) proceeds for derivative settlements	(15)	(39)
Collateral (to) from swap counterparty	81	63
Capital expenditures	(3)	(1)

Net cash provided (used) by investing activities	324	(253)

Cash flows from financing activities:
Proceeds from investment agreements	11	15
Principal paydowns of investment agreements	(57)	(190)
Principal paydowns of medium-term notes	(166)	(40)
Principal paydowns of variable interest entity notes	(377)	(685)
Payments for retirement of debt	-	(2)

Net cash provided (used) by financing activities	(589)	(902)

Effect of exchange rate changes on cash and cash equivalents	3	-
Net increase (decrease) in cash and cash equivalents	(658)	16
Cash and cash equivalents—beginning of period	1,258	990

Cash and cash equivalents—end of period	$600	$1,006

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$376	$(14)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	83	91
Deferred acquisition costs	17	24
Unearned premium revenue	(204)	(265)
Loss and loss adjustment expense reserves	(87)	(79)
Insurance loss recoverable	70	2,754
Accrued interest payable	51	56
Accrued expenses	(27)	39
Realized (gains) losses and other settlements on insured derivatives	30	-
Unrealized (gains) losses on insured derivatives	(815)	(1,277)
Net (gains) losses on financial instruments at fair value and foreign exchange	(32)	(168)
Deferred income tax provision (benefit)	76	(37)
(Gains) losses on extinguishment of debt	(7)	(43)
Interest on variable interest entities, net	37	49
Other operating	36	41

Total adjustments to net income (loss)	(772)	1,185

Net cash provided (used) by operating activities	$(396)	$1,171

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties

Summary

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates one of the largest financial guarantee insurance businesses in the industry and is a provider of asset management and advisory services. These activities are managed through three business segments: United States (“U.S.”) public finance insurance; structured finance and international insurance; and advisory services. The Company’s U.S. public finance insurance business is primarily operated through National Public Finance Guarantee Corporation and its subsidiaries (“National”), its structured finance and international insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and its asset management and advisory services business is primarily operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). Unless otherwise indicated or the context otherwise requires, references to “MBIA Corp.” are to MBIA Insurance Corporation, together with its subsidiaries, MBIA UK Insurance Limited (“MBIA UK”) and MBIA Mexico S.A. de C.V. MBIA Inc. and certain of its subsidiaries also manage certain other business activities, the results of which are reported in the corporate, asset/liability products, and conduit segments. The corporate segment includes revenues and expenses that arise from general corporate activities. While the asset/liability products and conduit businesses represent separate business segments, they may be referred to collectively as “wind-down operations” as the funding programs managed through those businesses are in wind-down. Refer to “Note 10: Business Segments” for further information about the Company’s reporting segments.

Business Developments

National Ratings and New Business Opportunities

National’s ability to write new business and compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by major rating agencies. During the first six months of 2014, Standard & Poor’s Financial Services LLC (“S&P”) upgraded National to a rating of AA- with a stable outlook, Moody’s Investors Service, Inc. (“Moody’s”) upgraded National to a rating of A3 with a stable outlook, and subsequent to June 30, 2014, Moody’s affirmed National’s A3 rating and changed the outlook to negative. In addition, Kroll Bond Rating Agency assigned National a AA+ insurer financial strength rating with a stable outlook.

National seeks to generate shareholder value through appropriate risk adjusted pricing; however, current market conditions and the competitive landscape may limit National’s new business opportunities and its abilities to price and underwrite risk with attractive returns. Refer to “Risks and Uncertainties” below for a discussion of business risks related to National’s strategy.

MBIA Corp. Strategic Initiatives

During the six months ended June 30, 2014, the Company continued to focus on the collection of excess spread and put-back recoveries and the mitigation of MBIA Corp.’s high risk insurance exposure, primarily through terminations of insurance policies. During the six months ended June 30, 2014, MBIA Corp. commuted $3.9 billion of gross par exposure, primarily comprising structured commercial mortgage-backed securities (“CMBS”) pools, commercial real estate (“CRE”) collateralized debt obligations (“CDOs”), and first-lien residential mortgage-backed securities (“RMBS”). The difference between the fair values of the Company’s derivative liabilities for the commuted policies and the aggregate cost of the commutation was reflected in earnings for the six months ended June 30, 2014.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

Prevailing interest rate levels can affect demand for financial guarantee insurance. Higher interest rates and higher levels of issuance of new municipal debt would present new business opportunities for National in the U.S. public finance market. Lower interest rates are typically accompanied by narrower spreads between insured and uninsured obligations. This is, in part, due to the fact that investors may choose to forego insurance to increase the yield on their investment. Therefore, the purchase of insurance during periods of relatively narrower interest rate spreads will generally provide lower cost savings to the issuer than during periods of relatively wider spreads.

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

MBIA Inc. Liquidity

As of June 30, 2014, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products segments, was $365 million, and comprised cash and liquid assets of $317 million available for general liquidity purposes and $48 million not pledged directly as collateral for its asset/liability products segment. As of December 31, 2013, MBIA Inc. had $359 million of cash and liquid assets comprising $307 million available for general corporate liquidity purposes and $52 million not pledged directly as collateral for its asset/liability products segment. During the six months ended June 30, 2014, $202 million was released to MBIA Inc. under the MBIA group’s tax sharing agreement (the “Tax Escrow Account”). While MBIA Inc.’s liquidity position slightly improved during the six months ended June 30, 2014 due to this release, MBIA Inc. continues to have liquidity risk. If invested asset performance deteriorates or the flow of dividends from subsidiaries is interrupted and/or access to the capital markets is impaired, its liquidity position could be eroded over time. While the Company expects that MBIA Inc. will generate sufficient cash to satisfy its debt obligations and its general corporate needs over time from distributions from its operating subsidiaries and payments under the Tax Escrow Account once the payments become unrestricted, there can be no assurance that such sources will generate sufficient cash. In addition, a failure by MBIA Inc. to settle liabilities that are also insured by MBIA Corp. could result in claims on MBIA Corp.

MBIA Corp. Recoveries and Insured Portfolio

The amount and timing of projected collections from excess spread and put-back recoverable from Credit Suisse Securities (USA) LLC, DLJ Mortgage Capital, Inc., and Select Portfolio Servicing Inc. (collectively, “Credit Suisse”) and the potential of claims from MBIA Corp.’s remaining insured CMBS pools and second-lien RMBS are uncertain. Further, the remaining insured portfolio, aside from these exposures, could deteriorate and result in additional significant loss reserves and claim payments. Management’s expected liquidity and capital forecasts for MBIA Corp., which include expected excess spread recoveries and put-back recoveries from Credit Suisse, reflect adequate resources to pay claims when due. However, if MBIA Corp. experiences higher than expected claim payments or is unable to terminate the remaining exposures that represent substantial risk to the Company, MBIA Corp. may ultimately have insufficient resources to continue to pay claims, which could cause the New York State Department of Financial Services (“NYSDFS”) to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding. Such a proceeding could have an adverse impact on MBIA Inc. and would result in material adverse consequences for MBIA Corp., including the termination of insured credit default swaps (“CDS”) contracts for which counterparties may assert market-based claims, the acceleration of debt obligations issued by affiliates and insured by MBIA Corp., the loss of control of MBIA Insurance Corporation to a rehabilitator or liquidator, and unplanned costs.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about MBIA Corp.’s loss reserves and recoveries.

Management does not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS will have any significant long-term liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK Insurance Limited.

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

The results of operations for the three and six months ended June 30, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014. The December 31, 2013 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in the prior year’s financial statements to conform to the current presentation. Such reclassifications had no impact on total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11)

In July of 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires presentation of an unrecognized tax benefit (“UTB”) as a reduction to a deferred tax asset when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists in the same tax year and jurisdiction as the UTB. ASU 2013-11 does not affect the recognition or measurement of uncertain tax positions under “Income Taxes (Topic 740)” and does not affect any related tax disclosures. ASU 2013-11 is effective for interim and annual periods beginning January 1, 2014 with early adoption permitted. The Company previously presented any UTBs as a reduction to a deferred tax asset in accordance with ASU 2013-11 as all of its UTBs relate to the same tax years and jurisdictions in which NOLs exist, therefore, this accounting pronouncement did not affect the Company’s consolidated financial statements.

The Company has not adopted any other new accounting pronouncements that had a material impact on its consolidated financial statements.

Recent Accounting Developments

Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) —Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April of 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)-Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for determining whether a disposal of a component or group of components of an entity qualifies for discontinued operations presentation and requires new disclosures. ASU 2014-08 amends the definition of discontinued operation to a disposal of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results. ASU 2014-08 is effective for interim and annual periods beginning January 1, 2015 with early adoption permitted. The adoption of ASU 2014-08 is not expected to materially impact the Company’s consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3: Recent Accounting Pronouncements (continued)

Revenue from Contracts with Customers (Topic 606) (ASU 2014-09)

In May of 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 amends the accounting guidance for recognizing revenue for the transfer of goods or services from contracts with customers unless those contracts are within the scope of other accounting standards. ASU 2014-09 is effective for interim and annual periods beginning January 1, 2017, and is applied on a retrospective or modified retrospective basis. The Company is evaluating the impact of adopting ASU 2014-09.

Transfers and Servicing (Topic 860)—Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (ASU 2014-11)

In June of 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860)-Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The repurchase agreements and similar transactions guidance is amended by ASU 2014-11 to change the accounting for i.) repurchase-to-maturity transactions to secured borrowing accounting and ii.) linked repurchase financing transactions to secured borrowing accounting. ASU 2014-11 amends disclosure requirements for transfers accounted for as sales, and for repurchase transactions accounted for as secured borrowings. ASU 2014-11 is effective for interim and annual periods beginning January 1, 2015, and is applied on a prospective basis. The adoption of ASU 2014-11 is not expected to materially impact the Company’s consolidated financial statements.

Compensation-Stock Compensation (Topic 718)—Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (A Consensus of the FASB Emerging Issues Task Force) (ASU 2014-12)

In June of 2014, the FASB issued ASU 2014-12, “Compensation-Stock Compensation (Topic 718)-Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after an employee’s requisite service period be accounted for as a performance condition. ASU 2014-12 is effective for interim and annual periods beginning January 1, 2016 with early adoption permitted, and is applied on a prospective basis or retrospective basis. The adoption of ASU 2014-12 is not expected to materially impact the Company’s consolidated financial statements.

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

In the conduit segment, the Company has managed and administered a conduit that invested primarily in debt securities and was funded through the issuance of VIE notes. The Company consolidated the conduit as a primary beneficiary. In 2014, all outstanding VIE notes were repaid by the conduit, and the conduit was subsequently dissolved. The Company no longer provides any related credit protection.

Nonconsolidated VIEs

Insurance

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of June 30, 2014 and December 31, 2013, through its insurance operations. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs as of June 30, 2014 and December 31, 2013. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured CDS contracts and any investments in obligations issued by nonconsolidated VIEs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

	June 30, 2014
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$8,399	$6,267	$117	$30	$-	$25	$8	$96
Mortgage-backed residential	15,622	8,274	9	48	587	46	322	5
Mortgage-backed commercial	617	322	-	1	-	1	-	-
Consumer asset-backed	6,372	2,450	-	18	-	16	10	-
Corporate asset-backed	10,414	6,414	1	62	18	75	-	-

Total global structured finance	41,424	23,727	127	159	605	163	340	101
Global public finance	56,176	20,609	-	203	-	243	5	-

Total insurance(7)	$97,600	$44,336	$127	$362	$605	$406	$345	$101

(1) -	Reported within “Investments“ on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable“ on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

(6) -	Reported within “Derivative liabilities” on MBIA’s consolidated balance sheets.

(7) -	In addition, the Company holds a $4 million variable interest in a non-insurance VIE that invested in loans that totaled $179 million.

	December 31, 2013
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$12,565	$7,693	$120	$43	$-	$37	$21	$108
Mortgage-backed residential	21,738	9,251	10	53	658	51	327	5
Mortgage-backed commercial	1,367	447	-	1	-	1	-	-
Consumer asset-backed	7,830	2,740	9	19	-	19	13	-
Corporate asset-backed	13,028	7,248	2	80	18	96	-	-

Total global structured finance	56,528	27,379	141	196	676	204	361	113
Global public finance	52,317	20,162	-	206	-	248	5	-

Total insurance	$108,845	$47,541	$141	$402	$676	$452	$366	$113

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

(6) -	Reported within “Derivative liabilities” on MBIA’s consolidated balance sheets.

The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $5.2 billion and $4.9 billion, respectively, as of June 30, 2014, and $5.6 billion and $5.3 billion, respectively, as of December 31, 2013. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Additional VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. No additional VIEs were consolidated during the six months ended June 30, 2014 and 2013. There was an immaterial amount of net realized gains recorded for the three and six months ended June 30, 2014 and net realized gains related to the deconsolidation of VIEs were $1 million for the three and six months ended June 30, 2013.

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

Note 5: Loss and Loss Adjustment Expense Reserves

Loss and Loss Adjustment Expense Process

U.S. Public Finance

U.S. public finance insured transactions consist of municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. The Company estimates future losses by using probability-weighted scenarios that are customized to each insured transaction. Future loss estimates consider debt service due for each insured transaction, which includes par outstanding and interest due.

As of June 30, 2014 and December 31, 2013, the Company established loss and loss adjustment expense (“LAE”) reserves totaling $70 million and $87 million, respectively, and insurance loss recoverable of $14 million and $13 million, respectively, related to U.S. public finance issues. For the six months ended June 30, 2014, losses and LAE incurred of $3 million primarily related to Puerto Rico exposures, partially offset by decreases in reserves from certain general obligation bonds.

Certain local governments remain under financial and budgetary stress and a few have filed for protection under the United States Bankruptcy Code, or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of the Company’s insured transactions. The Company monitors and analyzes these situations closely, however, the overall extent and duration of such events are uncertain and the filing for protection under the United States Bankruptcy Code or entering state statutory proceedings does not result in a default or indicate that an ultimate loss will occur. As of June 30, 2014 and December 31, 2013, the Company had $113.2 billion and $124.9 billion, respectively, of gross par outstanding on general obligations, of which $154 million and $161 million, respectively, were reflected on the Company’s “Classified List.” Capital appreciation bonds are reported at the par amount at the time of issuance of the insurance policy.

Structured Finance and International

As of June 30, 2014, the majority of the structured finance and international insurance segment’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP were related to insured second and first-lien RMBS transactions. These reserves and recoveries do not include estimates for policies insuring credit derivatives or losses and recoveries on financial guarantee VIEs that are eliminated in consolidation. Policies insuring credit derivative contracts are accounted for as derivatives and carried at fair value under GAAP. The fair values of insured derivative contracts are influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments under the Company’s insurance policies. In the absence of credit impairments on insured derivative contracts or the early termination of such contracts at a loss, the cumulative unrealized losses recorded from these contracts should reverse before or at the maturity of the contracts.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Notwithstanding the difference in accounting under GAAP for financial guarantee policies and the Company’s insured derivatives, insured derivatives have similar terms, conditions, risks, and economic profiles to financial guarantee insurance policies, and therefore, are evaluated by the Company for loss (referred to as credit impairment herein) and LAE periodically in a manner similar to the way that loss and LAE reserves are estimated for financial guarantee insurance policies. Credit impairments represent actual payments and collections plus the present value of estimated expected future claim payments, net of recoveries. MBIA Insurance Corporation’s expected future claim payments for insured derivatives were discounted using a rate of 5.09%, the same rate it used to calculate its statutory loss reserves as of June 30, 2014. MBIA UK used a rate of 2.50% to discount its expected future claim payments and statutory loss reserves. These credit impairments, calculated in accordance with statutory accounting principles (“U.S. STAT”) differ from the fair values recorded in the Company’s consolidated financial statements. The Company considers its credit impairment estimates as critical information for investors as it provides information about loss payments the Company expects to make on insured derivative contracts. As a result, the following loss and LAE process discussion includes information about loss and LAE activity recorded in accordance with GAAP for financial guarantee insurance policies and credit impairments estimated in accordance with U.S. STAT for insured derivative contracts. Refer to “Note 6: Fair Value of Financial Instruments” included herein for additional information about the Company’s insured credit derivative contracts.

RMBS Case Basis Reserves and Recoveries (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies. The Company calculated RMBS case basis reserves as of June 30, 2014 for both second and first-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using a database of loan level information, a proprietary internal cash flow model, and a commercially available model to estimate losses on insured bonds. “Roll Rate” is defined as the probability that current loans become delinquent and that loans in the delinquent pipeline are charged-off or liquidated. Generally, Roll Rates are calculated for the previous three months and averaged. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses (base case, stress case, and an additional stress case).

In calculating ultimate cumulative losses for RMBS, the Company estimates the amount of loans that are expected to be charged-off (deemed uncollectible by servicers of the transactions) or liquidated in the future.

Second-lien RMBS Reserves

The Company’s second-lien RMBS case basis reserves as of June 30, 2014 relate to RMBS backed by home equity lines of credit (“HELOC”) and closed-end second mortgages (“CES”).

The Roll Rates for 30-59 day delinquent loans and 60-89 day delinquent loans are calculated on a transaction-specific basis. The Company assumes that the Roll Rate for 90+ day delinquent loans, excluding foreclosures and Real Estate Owned (“REO”) is 95%. The Roll Rates are applied to the amounts in the respective delinquency buckets based on delinquencies as of May 31, 2014 to estimate future losses from loans that are delinquent as of the current reporting period.

Roll Rates for loans that are current as of May 31, 2014 (“Current Roll to Loss”) are also calculated on a transaction-specific basis. A proportion of loans reported current as of May 31, 2014 is assumed to become delinquent every month, at a Current Roll to Loss rate that persists at a high level for a time and subsequently starts to decline. A key assumption in the model is the period of time in which the Company projects high levels of Current Roll to Loss to persist. The Company runs multiple scenarios, each with varying periods of time, for which the high levels of Current Roll to Loss rates persist. Loss reserves are calculated by using a weighted average of these scenarios, with the majority of the probability assigned to stressful scenarios where the high levels of Current Roll to Loss rates persist for six or twenty four months before reverting to historic levels. For example, in the base case scenario, the Company assumes that the Current Roll to Loss begins to decline immediately and continues to decline over the next six months to 25% of their levels as of May 31, 2014. If the amount of current loans which become 30-59 days delinquent is 10%, and recent performance suggests that 30% of those loans will be charged-off, the Current Roll to Loss for the transaction is 3%. In the base case, the Current Roll to Loss will then reduce linearly to 25% of its original value over the next six months (i.e., 3% will linearly reduce to 0.75% over the six months from June 2014 to November 2014). After that six-month period, the Company further reduces the Current Roll to Loss to 0% by early 2015 with the expectation that the performing seasoned loans will eventually result in loan performance reverting to lower levels of default consistent with history. In developing multiple loss scenarios, stress is applied by elongating the Current Roll to Loss rate for various periods, simulating a slower improvement in the transaction performance.

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

As of June 30, 2014 and December 31, 2013, the Company established loss and LAE reserves totaling $118 million and $126 million, respectively, related to second-lien RMBS issues after the elimination of $18 million and $43 million, respectively, as a result of consolidating VIEs. For the six months ended June 30, 2014, the Company incurred $72 million of losses and LAE recorded in earnings related to second-lien RMBS issues after the elimination of a $1 million benefit as a result of consolidating VIEs.

The Company monitors portfolio performance on a monthly basis against projected performance, reviewing delinquencies, Roll Rates, and prepayment rates (including voluntary and involuntary). However, loan performance remains difficult to predict and losses may exceed expectations. In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves accordingly. If actual performance were to remain at the peak levels for six additional months compared to the probability-weighted outcome currently used by the Company, the addition to the case basis reserves would be approximately $60 million.

Second-lien RMBS Recoveries

The Company primarily records two types of recoveries related to insured second-lien RMBS exposures: “put-back” claims related to those mortgage loans whose inclusion in insured securitizations failed to comply with representations and warranties (“ineligible loans”) and excess spread that is generated from performing loans in the insured transactions.

Excess Spread

As of June 30, 2014 and December 31, 2013, the Company recorded estimated recoveries of $577 million and $681 million, respectively, for the reimbursement of past and future expected claims through excess spread in insured second-lien RMBS transactions after the elimination of $173 million and $190 million, respectively, as a result of consolidating VIEs. As of June 30, 2014, $569 million and $8 million were included in “Insurance loss recoverable” and “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets, respectively, after the elimination of $168 million and $5 million, respectively, as a result of consolidating VIEs. As of December 31, 2013, $647 million and $34 million were included in “Insurance loss recoverable” and “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets, respectively, after the elimination of $183 million and $7 million, respectively, as a result of consolidating VIEs.

Excess spread is generated by performing loans within insured second-lien RMBS securitizations and is the difference between interest inflows on mortgage loan collateral and interest outflows on insured beneficial interests. The amount of excess spread depends on the future loss trends (which include future delinquency trends, average time to charge-off delinquent loans, and the availability of pool mortgage insurance), the future spread between prime and LIBOR interest rates; and borrower refinancing behavior which results in voluntary prepayments. Minor deviations in loss trends and voluntary prepayments may substantially impact the amounts collected from excess spread and caused the reduction in estimated recoveries during the first six months of 2014.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

As of June 30, 2014 and December 31, 2013, the Company recorded estimated recoveries of $363 million and $359 million, respectively, related to second-lien RMBS put-back claims on ineligible mortgage loans, reflected in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

The Company believes that it will prevail in enforcing its contractual put-back rights against Credit Suisse. Based on the Company’s assessment of the strength of these claims, the Company believes it is entitled to collect the full amount of its incurred losses, which totaled $424 million through June 30, 2014. The Company is entitled to collect interest on amounts paid. However, uncertainty remains with respect to the ultimate outcome of the litigation with Credit Suisse, which is contemplated in the scenario based-modeling the Company uses. The Credit Suisse recovery scenarios are based on the amount of incurred losses measured against certain probabilities of ultimate resolution of the dispute with Credit Suisse over the inclusion of ineligible mortgage loans in the HEMT securitization. Most of the probability weight is assigned to partial recovery scenarios and are discounted using the current risk-free discount rates associated with the underlying transaction’s cash flows.

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

First-lien RMBS Reserves

The Company’s first-lien RMBS case basis reserves as of June 30, 2014, which primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans, were determined using the Roll Rate Methodology. The Company assumes that the Roll Rate for loans in foreclosure, REO and bankruptcy are 90%, 90% and 75%, respectively. Roll Rates for current, 30-59 day delinquent loans, 60-89 day delinquent loans and 90+ day delinquent loans are calculated on a transaction-specific basis. The Current Roll to Loss rates stay at the May 31, 2014 level for one month before declining to 25% of this level over a 24-month period.

The Company estimates future losses by using three different probability-weighted scenarios: base; stress; and additional stress. The three scenarios differ in the Roll Rates to loss of 90+ day delinquent loans. In the base scenario, the Company uses deal-specific Roll Rates obtained from historic loan level Roll Rate data for 90+ day delinquent loans. In the stress scenario, the Company assumes a 90% Roll Rate for all 90+ day delinquent loans. In the additional stress scenario, the Roll Rates for each deal are an average of the deal-specific Roll Rate used in the base scenario and the 90% rate. The Roll Rates are applied to the amounts in each deal’s respective 90+ delinquency bucket based on delinquencies as of May 31, 2014 in order to estimate future losses from loans that are delinquent as of June 30, 2014.

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

As of June 30, 2014, the Company established loss and LAE reserves totaling $237 million related to first-lien RMBS issues. As of December 31, 2013, the Company established loss and LAE reserves totaling $241 million related to first-lien RMBS issues after the elimination of $2 million as a result of consolidating VIEs. For the six months ended June 30, 2014, the Company incurred $27 million of losses and LAE recorded in earnings related to first-lien RMBS issues after the elimination of a $1 million benefit as a result of consolidating VIEs.

ABS CDOs (Financial Guarantees and Insured Derivatives)

MBIA’s insured asset-backed securities (“ABS”) CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes but are not limited to RMBS related collateral, ABS CDOs, corporate CDOs and collateralized loan obligations). These transactions were insured as either financial guarantee insurance policies or credit derivatives with the majority currently insured in the form of financial guarantees. Since the fourth quarter of 2007, MBIA’s insured par exposure within the ABS CDO portfolio has been substantially reduced through a combination of terminations and commutations. Accordingly, as of June 30, 2014, the insured par exposure of the ABS CDO financial guarantee insurance policies and credit derivatives portfolio has declined by approximately 97% of the insured amount as of December 31, 2007.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The primary factor in estimating reserves on insured ABS CDO policies written as financial guarantee insurance policies and in estimating impairments on insured ABS CDO credit derivatives is the losses associated with the underlying collateral in the transactions. MBIA’s approach to establishing reserves or impairments in this portfolio employs a methodology which is similar to other structured finance asset classes insured by MBIA. The Company uses up to a total of five probability-weighted scenarios in order to estimate its reserves or impairments for ABS CDOs. The Company’s payment obligations after a default are timely interest and ultimate principal.

As of June 30, 2014 and December 31, 2013, the Company established loss and LAE reserves totaling $92 million and $115 million, respectively, related to ABS CDO financial guarantee insurance policies after the elimination of $235 million and $226 million, respectively, as a result of consolidating VIEs. For the six months ended June 30, 2014, the Company had a benefit of $17 million of losses and LAE recorded in earnings related to ABS CDO financial guarantee insurance policies after the elimination of a $9 million expense as a result of consolidating VIEs. In the event of further deteriorating performance of the collateral referenced or held in ABS CDO transactions, the amount of losses estimated by the Company could increase substantially.

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

The Company considers several factors when developing the range of potential outcomes in the CRE market and their impact on MBIA. The following approaches require substantial judgments about the future performance of the underlying loans:

1.	Each transaction is evaluated for its commutation potential, which is customized by counterparty and considers historical commutation prices, the level of dialogue with the counterparty and the credit quality and payment profile of the underlying exposure.

2.	Delinquency rates, net operating income (“NOI”) and capitalization rates (“Cap Rates”) are used to project losses under two scenarios. These scenarios assume that property performance remains flat for the near term and then improves gradually. Additionally, certain large loans are reviewed individually so that performance and loss severity can be more accurately determined, while other loans are also reviewed for factors that may impact potential performance.

3.	A proprietary model was developed by reviewing performance data on over 80,000 securitized CRE loans originated between 1992 and 2011. The Company found property type and the debt service coverage ratio to be the most significant determinants of a loan’s average annual default probability, and developed a model based on these factors. The Company then ran Monte Carlo simulations to estimate the timing of defaults and losses at the property level by applying property type-based Cap Rates to estimate the property’s NOI.

The loss severities projected by these approaches vary widely. Actual losses will be a function of the proportion of loans in the pools that are foreclosed and liquidated and the loss severities associated with those liquidations.

For the six months ended June 30, 2014, additional credit impairments and LAE for insured derivatives on structured CMBS pools, CRE CDOs and CRE loan pools were estimated to be $82 million as a result of additional delinquencies and loan level liquidations, as well as MBIA’s continued assessment of various commutation possibilities. Since 2013, the Company has been paying claims on a CMBS pool transaction that had experienced deterioration such that all remaining deductible was eliminated.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Loss and LAE Activity

Financial Guarantee Insurance Losses (Non-Derivative and Non-Consolidated VIEs)

The Company’s financial guarantee insurance losses and LAE for the six months ended June 30, 2014 are presented in the following table:

	Six Months Ended June 30, 2014
In millions	Second-lien RMBS	First-lien RMBS	Other(1)	Total
Losses and LAE related to expected payments	$19	$33	$(50)	$2
Recoveries of expected payments	53	(6)	13	60

Gross losses incurred	72	27	(37)	62
Reinsurance	-	-	-	-

Losses and LAE	$72	$27	$(37)	$62

(1) -	Includes ABS CDOs, CMBS, U.S. public finance and other issues.

The losses and LAE related to expected payments in the preceding table primarily related to increases in previously established reserves on insured first and second-lien RMBS transactions, partially offset by a decrease in previously established reserves on an international road transaction and ABS CDOs. The recoveries of expected payments primarily related to decreases in projected collections from excess spread within the insured second-lien RMBS securitizations.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of June 30, 2014:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	81	110	5	201	397
Number of issues(1)	24	12	4	131	171
Remaining weighted average contract period (in years)	10.9	10.9	8.3	8.8	9.7
Gross insured contractual payments outstanding:(2)
Principal	$5,025	$1,869	$43	$8,658	$15,595
Interest	3,642	1,018	21	4,592	9,273

Total	$8,667	$2,887	$64	$13,250	$24,868

Gross Claim Liability	$-	$-	$-	$984	$984
Less:
Gross Potential Recoveries	-	-	-	950	950
Discount, net(3)	-	-	-	122	122

Net claim liability (recoverable)	$-	$-	$-	$(88)	$(88)

Unearned premium revenue	$99	$35	$-	$104	$238

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

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

The gross claim liability in the preceding tables represents the Company’s estimate of undiscounted probability-weighted future claim payments. As of June 30, 2014 and December 31, 2013, the gross claim liability primarily related to insured first and second-lien RMBS issues, ABS CDOs and an international road transaction.

The gross potential recoveries represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments. As of June 30, 2014 and December 31, 2013, the gross potential recoveries principally related to insured second-lien RMBS and U.S. public finance issues. The Company’s recoveries have been, and remain based on either salvage rights, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments, it is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of the claim liability for a given policy. The gross claim liability and gross potential recoveries reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table presents the components of the Company’s loss and LAE reserves and insurance loss recoverable as reported on the Company’s consolidated balance sheets as of June 30, 2014 and December 31, 2013 for insured obligations within MBIA’s “Classified List.” The loss reserves (claim liability) and insurance claim loss recoverable included in the following table represent the present value of the probability-weighted future claim payments and recoveries reported in the preceding tables.

In millions	As of June 30, 2014	As of December 31, 2013
Loss reserves (claim liability)	$482	$580
LAE reserves	72	61

Loss and LAE reserves	$554	$641

Insurance claim loss recoverable	$(619)	$(694)
LAE insurance loss recoverable	(5)	-

Insurance loss recoverable	$(624)	$(694)

Reinsurance recoverable on unpaid losses	$6	$7
Reinsurance recoverable on unpaid LAE reserves	1	1

Reinsurance recoverable on paid and unpaid losses	$7	$8

As of June 30, 2014, loss and LAE reserves include $713 million of reserves for expected future payments offset by expected recoveries of such future payments of $159 million. As of December 31, 2013, loss and LAE reserves included $847 million of reserves for expected future payments offset by expected recoveries of such future payments of $206 million. As of June 30, 2014 and December 31, 2013, the insurance loss recoverable primarily related to expected future recoveries on second-lien RMBS transactions resulting from excess spread generated by performing loans in such transactions.

The decrease in insurance loss recoverable was primarily due to decreases in projected collections from excess spread within insured second-lien RMBS securitizations.

The following table presents the amounts of the Company’s second-lien RMBS exposure, gross undiscounted claim liability and potential recoveries related to non-consolidated VIEs and consolidated VIEs, included in the Company’s “Classified List,” as of June 30, 2014:

Second-lien RMBS Exposure		Outstanding		Gross Undiscounted
$ in billions	Issues	Gross Principal	Gross Interest	Claim Liability	Potential Recoveries
Non-consolidated VIEs	24	$3.2	$1.1	$0.1	$0.6
Consolidated VIEs	11	$1.6	$0.6	$-	$0.6

The following table presents changes in the Company’s loss and LAE reserves for the six months ended June 30, 2014. Changes in the loss and LAE reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in amount and timing of estimated payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of June 30, 2014, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 2.01%. LAE reserves are expected to be settled within a one-year period and are not discounted.

In millions	Changes in Loss and LAE Reserves for the Six Months Ended June 30, 2014
Gross Loss and LAE Reserves as of December 31, 2013	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other(1)	Gross Loss and LAE Reserves as of June 30, 2014
$641	$(108)	$8	$37	$(37)	$10	$11	$(8)	$554

(1) -	Primarily changes in amount and timing of payments.

The decrease in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily related to loss payments, partially offset by increases in reserves due to changes in discount rate on ABS CDOs and insured first and second-lien RMBS issues outstanding as of December 31, 2013.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following tables present changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the six months ended June 30, 2014. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Six Months Ended June 30, 2014
In millions	As of December 31, 2013	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Changes in LAE Recoveries	Other(1)	As of June 30, 2014
Insurance loss recoverable	$694	$(55)	$7	$10	$(45)	$5	$8	$624
Recoveries on unpaid losses	206	-	2	11	(60)	-	-	159

Total	$900	$(55)	$9	$21	$(105)	$5	$8	$783

(1)	Primarily changes in amount and timing of collections.

The decrease in the Company’s insurance loss recoverable and recoveries on unpaid losses during 2014 was primarily due to changes in assumptions associated with insured first and second-lien RMBS and collections associated with issues outstanding as of December 31, 2013.

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

	Six Months Ended June 30,
In millions	2014	2013
Loss adjustment expense incurred, gross	$34	$33

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

Financial Assets (excluding derivative assets)

Financial assets, excluding derivative assets, held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically, the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company believes a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, the Company will obtain a price from another third-party provider, such as a broker, or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of June 30, 2014 or December 31, 2013. All challenges to third-party prices are reviewed by staff of the Company with relevant expertise to ensure reasonableness of assumptions.

Financial Liabilities (excluding derivative liabilities)

Financial liabilities, excluding derivative liabilities, issued by the Company primarily consist of investment agreements and Medium-term notes (“MTNs”) within its wind-down operations, debt issued for general corporate purposes, debt in VIEs and warrants. Investment agreements, MTNs, and corporate debt are typically recorded at face value adjusted for premiums or discounts. The majority of the financial liabilities that the Company has elected to fair value or that require fair value reporting or disclosures are valued based on the estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for similar products. These valuations include adjustments for expected nonperformance risk of the Company.

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

Fixed-Maturity Securities (including short-term investments) Held as Available-For-Sale, Investments Carried at Fair Value, Investments Pledged as Collateral, Investments Held-to-Maturity, and Other Investments

These investments include investments in U.S. Treasury and government agencies, foreign governments, corporate obligations, mortgage-backed securities (“MBS”) and ABS, state and municipal bonds and perpetual debt and equity securities (including money market mutual funds).

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

The Company has policies and procedures in place regarding counterparties, including review and approval of the counterparty and the Company’s exposure limit, collateral posting requirements, collateral monitoring and margin calls on collateral. The Company manages counterparty credit risk on an individual counterparty basis through master netting arrangements covering derivative transactions in the asset/liability products segment as of June 30, 2014. These agreements allow the Company to contractually net amounts due from a counterparty with those amounts due to such counterparty when certain triggering events occur. The Company only executes swaps under master netting agreements, which typically contain mutual credit downgrade provisions that generally provide the ability to require assignment or termination in the event either the Company or the counterparty is downgraded below a specified credit rating. The netting agreements minimize the potential for losses related to credit exposure and thus serve to mitigate the Company’s nonperformance risk under these derivatives.

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

Approximately 93% of the balance sheet fair value of insured credit derivatives as of June 30, 2014 was valued based on the Binomial Expansion Technique (“BET”) Model. Approximately 7% of the balance sheet fair value of insured credit derivatives as of June 30, 2014 was valued based on the internally developed Direct Price Model and the Dual Default model. The valuation of insured derivatives includes the impact of its credit standing. All of these derivatives are categorized as Level 3 of the fair value hierarchy as their fair value is derived using significant unobservable inputs.

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

There were some transactions where the Company incorporated multiple levels within the hierarchy, including using actual collateral-specific credit spreads in combination with a calculated spread based on an assumed relationship. In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source even though the majority of the average spread was from actual collateral-specific spreads. As of June 30, 2014, sector-specific spreads were used in 6% of the transactions valued using the BET Model. Corporate spreads were used in 50% of the transactions and spreads benchmarked from the most relevant spread source were used for 44% of the transactions. The spread source can also be identified by whether or not it is based on collateral weighted average rating factor (“WARF”). No collateral-specific spreads are based on WARF. Sector-specific spreads, corporate spreads and some benchmarked spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spreads were used for 72% of the transactions.

Over time, the data inputs change as new sources become available, existing sources are discontinued or are no longer considered to be reliable or the most appropriate. It is always the Company’s objective to use more observable spread inputs defined above. However, the Company may on occasion move to less observable spread inputs due to the discontinuation of data sources or due to the Company considering certain spread inputs no longer representative of market spreads.

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

d. Nonperformance Risk

The Company’s valuation methodology for insured credit derivative liabilities incorporates MBIA Corp.’s own nonperformance risk. The Company calculates the fair value by discounting the market value loss estimated through the BET Model at discount rates which include MBIA Corp.’s CDS spreads as of June 30, 2014. The CDS spreads assigned to each deal are based on the weighted average life of the deal. The Company limits the nonperformance impact so that the derivative liability could not be lower than MBIA Corp.’s recovery derivative price multiplied by the unadjusted derivative liability.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Overall Model Results

As of June 30, 2014 and December 31, 2013, the Company’s net insured CDS derivative liability was $332 million and $1.2 billion, respectively, based on the results of the aforementioned models. A significant driver of changes in fair value is MBIA Corp.’s nonperformance risk. In aggregate, the nonperformance calculation resulted in a pre-tax net insured derivative liability that was $84 million and $394 million lower than the net liability that would have been estimated if MBIA Corp. excluded nonperformance risk in its valuation as of June 30, 2014 and December 31, 2013, respectively. Nonperformance risk is a fair value concept and does not contradict MBIA Corp.’s internal view, based on fundamental credit analysis of MBIA Corp.’s economic condition, that MBIA Corp. will be able to pay all claims when due.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013. These tables exclude inputs used to measure fair value that are not developed by the Company, such as broker prices and other third-party pricing service valuations.

In millions	Fair Value as of June 30, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,539	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 9% (2%)
Loan repurchase commitments	363	Discounted cash flow	Recovery rates(1)
			Breach rates(1)
Liabilities of consolidated VIEs:
Variable interest entity notes	802	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 32% (14%)
Credit derivative liabilities, net:
CMBS	277	BET Model	Recovery rates	25% - 90% (74%)
			Nonperformance risk	4% - 19% (17%)
			Weighted average life (in years)	0.7 - 3.1 (2.7)
			CMBS spreads	0% - 35% (10%)
Multi-sector CDO	12	Direct Price Model	Nonperformance risk	54% - 54% (54%)
Other	43	BET Model and Dual Default	Recovery rates	42% - 45% (45%)
			Nonperformance risk	7% - 46% (22%)
			Weighted average life (in years)	0.7 - 8.3 (2.0)
Other derivative liabilities	33	Discounted cash flow	Cash flows	$0 - $83 ($42)(2)

(1) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(2) -	Midpoint of cash flows are used for the weighted average.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Fair Value as of December 31, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,612	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 17% (3%)
Loan repurchase commitments	359	Discounted cash flow	Recovery rates(1)
			Breach rates(1)
Liabilities of consolidated VIEs:
Variable interest entity notes	940	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 25% (12%)
Credit derivative liabilities, net:
CMBS	1,050	BET Model	Recovery rates	25% - 90% (60%)
			Nonperformance risk	8% - 57% (25%)
			Weighted average life (in years)	1.1 - 28.0 (3.3)
			CMBS spreads	1% - 29% (13%)
Multi-sector CDO	12	Direct Price Model	Nonperformance risk	57% - 57% (57%)
Other	85	BET Model and Dual Default	Recovery rates	42% - 90% (45%)
			Nonperformance risk	13% - 54% (25%)
			Weighted average life (in years)	0.2 - 8.7 (2.3)

(1) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of June 30, 2014
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$486	$114	$-		$-	$600
State and municipal bonds	-	1,682	57	(1)	-	1,739
Foreign governments	225	83	5	(1)	-	313
Corporate obligations	-	2,373	34	(1)	-	2,407
Mortgage-backed securities:
Residential mortgage-backed agency	-	1,184	8	(1)	-	1,192
Residential mortgage-backed non-agency	-	59	-		-	59
Commercial mortgage-backed	-	30	1	(1)	-	31
Asset-backed securities:
Collateralized debt obligations	-	11	95	(1)	-	106
Other asset-backed	-	168	82	(1)	-	250

Total fixed-maturity investments	711	5,704	282		-	6,697
Money market securities	392	-	-		-	392
Perpetual debt and equity securities	27	28	13	(1)	-	68
Cash and cash equivalents	534	-	-		-	534
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	66	-		(62)	4

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of June 30, 2014
Assets of consolidated VIEs:
Corporate obligations	-	24	62	(1)	-	86
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	205	4	(1)	-	209
Commercial mortgage-backed	-	91	-		-	91
Asset-backed securities:
Collateralized debt obligations	-	10	6	(1)	-	16
Other asset-backed	-	46	26	(1)	-	72
Cash	66	-	-		-	66
Loans receivable	-	-	1,539		-	1,539
Loan repurchase commitments	-	-	363		-	363

Total assets	$1,730	$6,174	$2,295		$(62)	$10,137

Liabilities:
Medium-term notes	$-	$-	$217	(1)	$-	$217
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	3	332		-	335
Non-insured derivatives:
Interest rate derivatives	-	208	-		(127)	81
Other	-	-	33		-	33
Other liabilities:
Warrants	-	42	-		-	42
Liabilities of consolidated VIEs:
Variable interest entity notes	-	1,348	802		-	2,150
Derivative liabilities:
Currency derivatives	-	-	11	(1)	-	11

Total liabilities	$-	$1,601	$1,395		$(127)	$2,869

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

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

Level 3 assets at fair value as of June 30, 2014 and December 31, 2013 represented approximately 23% and 22%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of June 30, 2014 and December 31, 2013 represented approximately 49% and 61%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of June 30, 2014 and December 31, 2013:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of June 30, 2014	Carry Value Balance as of June 30, 2014
Assets:
Other investments	$-	$-	$4	$4	$4
Accrued investment income(1)	-	51	-	51	51
Receivable for investments sold(1)	-	75	-	75	75
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	2,780	2,780	2,787

Total assets	$-	$126	$2,784	$2,910	$2,917

Liabilities:
Investment agreements	$-	$-	$801	$801	$660
Medium-term notes	-	-	832	832	1,069
Long-term debt	-	1,516	-	1,516	1,755
Payable for investments purchased(2)	-	34	-	34	34
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	2,780	2,780	2,787

Total liabilities	$-	$1,550	$4,413	$5,963	$6,305

Financial Guarantees:
Gross	$-	$-	$4,487	$4,487	$2,181
Ceded	-	-	116	116	72

(1) -	Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2014 and 2013:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2014

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2014
Assets:
Foreign governments	$7	$-	$-	$-	$-	$-	$-	$(4)	$-	$2	$-	$5	$-
Corporate obligations	30	4	2	(3)	-	6	-	-	(4)	-	(1)	34	2
Residential mortgage-backed agency	29	-	-	-	-	-	-	-	-	8	(29)	8	-
Commercial mortgage-backed	14	-	-	-	-	-	-	(12)	-	-	(1)	1	-
Collateralized debt obligations	115	(2)	1	24	-	-	-	(3)	(41)	2	(1)	95	-
Other asset-backed	85	-	-	3	-	11	-	(2)	(1)	6	(20)	82	-
State and municipal bonds	62	-	-	1	-	-	-	-	(4)	-	(2)	57	-
Perpetual debt and equity securities	15	-	2	-	-	-	-	-	-	-	(4)	13	2
Assets of consolidated VIEs:
Corporate obligations	64	-	-	-	-	-	-	(2)	-	-	-	62	-
Residential mortgage- backed non-agency	5	-	(1)	-	-	-	-	(1)	-	1	-	4	-
Commercial mortgage-backed	3	-	(3)	-	-	-	-	-	-	-	-	-	-
Collateralized debt obligations	14	-	(7)	-	-	-	-	(2)	-	1	-	6	-
Other asset-backed	42	-	(4)	-	-	-	-	(2)	-	-	(10)	26	-
Loans receivable	1,557	-	37	-	-	-	-	(55)	-	-	-	1,539	37
Loan repurchase commitments	364	-	(1)	-	-	-	-	-	-	-	-	363	(1)

Total assets	$2,406	$2	$26	$25	$-	$17	$-	$(83)	$(50)	$20	$(68)	$2,295	$40

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2014
Liabilities:
Medium-term notes	$215	$-	$3	$-	$(1)	$-	$-	$-	$-	$-	$-	$217	$2
Credit derivatives, net	309	23	23	-	-	-	-	(23)	-	-	-	332	24
Other derivatives	31	-	2	-	-	-	-	-	-	-	-	33	2
Liabilities of consolidated VIEs:
VIE notes	812	-	18	-	-	-	3	(31)	-	-	-	802	18
Currency derivatives, net	5	-	6	-	-	-	-	-	-	-	-	11	6

Total liabilities	$1,372	$23	$52	$-	$(1)	$-	$3	$(54)	$-	$-	$-	$1,395	$52

(1) -	Transferred in and out at the end of the period.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Transfers into and out of Level 3 were $20 million and $68 million, respectively, for the three months ended June 30, 2014. Transfers into and out of Level 2 were $68 million and $20 million, respectively, for the three months ended June 30, 2014. Transfers into Level 3 were principally related to RMBS agency and other ABS, where inputs, which are significant to their valuation, became unobservable during the quarter. RMBS non-agency and other ABS, comprised the majority of the transferred instruments out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

Transfers into and out of Level 3 were $73 million and $19 million, respectively, for the three months ended June 30, 2013. Transfers into and out of Level 2 were $19 million and $73 million, respectively, for the three months ended June 30, 2013. Transfers into Level 3 were principally related to state and municipal bonds, CDOs and other ABS where inputs, which are significant to their valuation, became unobservable during the quarter. CDOs, other ABS and RMBS non-agency comprised the majority of the transferred instruments out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2014 and 2013:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2014

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2014
Assets:
Foreign governments	$12	$-	$-	$-	$-	$-	$-	$(9)	$-	$2	$-	$5	$-
Corporate obligations	48	3	3	(4)	-	6	-	(2)	(22)	3	(1)	34	2
Residential mortgage-backed agency	-	-	-	-	-	-	-	-	-	37	(29)	8	-
Residential mortgage-backed non-agency	6	-	-	(1)	-	-	-	-	-	-	(5)	-	-
Commercial mortgage-backed	14	-	-	-	-	-	-	(13)	-	1	(1)	1	-
Collateralized debt obligations	82	(2)	1	27	-	5	-	(5)	(41)	35	(7)	95	-
Other asset-backed	58	-	-	8	-	11	-	(4)	(1)	30	(20)	82	-
State and municipal bonds	19	-	-	1	-	-	-	(2)	(3)	44	(2)	57	-
Perpetual debt and equity securities	11	-	2	-	-	-	-	-	-	4	(4)	13	2
Assets of consolidated VIEs:
Corporate obligations	48	-	-	-	-	-	-	(3)	-	17	-	62	1
Residential mortgage-backed non-agency	4	-	(1)	-	-	-	-	(1)	-	2	-	4	-
Commercial mortgage-backed	3	-	(3)	-	-	-	-	-	-	-	-	-	-
Collateralized debt obligations	22	-	(10)	-	-	-	-	(4)	-	1	(3)	6	1
Other asset-backed	54	-	(16)	-	-	-	-	(6)	-	4	(10)	26	-
Loans receivable	1,612	-	36	-	-	-	-	(109)	-	-	-	1,539	36
Loan repurchase commitments	359	-	4	-	-	-	-	-	-	-	-	363	4

Total assets	$2,352	$1	$16	$31	$-	$22	$-	$(158)	$(67)	$180	$(82)	$2,295	$46

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales		Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2014
Liabilities:
Medium-term notes	$203	$-	$15	$-	$(1)	$-	$-	$-	$-		$-	$-	$217	$14
Credit derivatives, net	1,147	364	(815)	-	-	-	-	(364)	-		-	-	332	(6)
Other derivatives, net	-	30	3	-	-	-	-	-	-		-	-	33	3
Liabilities of consolidated VIEs:
VIE notes	940	-	36	-	-	-	3	(136)	(41)		-	-	802	33
Currency derivatives, net	11	-	-	-	-	-	-	-	-		-	-	11	-

Total liabilities	$2,301	$394	$(761)	$-	$(1)	$-	$3	$(500)	$(41)	(2)	$-	$-	$1,395	$44

(1) -	Transferred in and out at the end of the period.

(2) -	Primarily relates to the deconsolidation of VIEs.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2013

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2013
Assets:
Foreign governments	$3	$-	$-	$-	$-	$-	$-	$(8)	$-	$11	$(3)	$3	$-
Corporate obligations	76	2	5	4	(1)	2	-	(1)	(24)	-	-	63	5
Residential mortgage-backed agency	-	-	-	-	-	-	-	-	-	3	-	3	-
Residential mortgage-backed non-agency	4	-	-	-	-	-	-	(3)	-	-	-	1	-
Commercial mortgage-backed	28	-	-	4	-	-	-	-	(19)	1	(1)	13	-
Collateralized debt obligations	31	(2)	-	4	-	61	-	(12)	(5)	19	(11)	85	1
Other asset-backed	26	-	-	(1)	-	4	-	(5)	-	44	(4)	64	-
State and municipal bonds	103	2	-	(1)	-	-	-	(3)	(12)	42	(68)	63	-
Perpetual debt and equity securities	14	-	-	-	(1)	-	-	-	-	-	(3)	10	-
Assets of consolidated VIEs:
Corporate obligations	78	(4)	(8)	6	-	-	-	(3)	(24)	3	-	48	(1)
Residential mortgage-backed non-agency	6	-	6	-	-	-	-	(7)	-	1	(4)	2	-
Commercial mortgage-backed	7	-	1	-	-	-	-	-	(24)	20	-	4	1
Collateralized debt obligations	125	-	(9)	5	-	-	-	(1)	(85)	1	(1)	35	4
Other asset-backed	64	-	-	-	-	-	-	(9)	(2)	10	-	63	4
Loans receivable	1,881	-	221	-	-	-	-	(137)	(175)	-	-	1,790	207
Loan repurchase commitments	1,086	-	139	-	-	-	-	(110)	-	-	-	1,115	139

Total assets	$3,532	$(2)	$355	$21	$(2)	$67	$-	$(299)	$(370)	$155	$(95)	$3,362	$360

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales		Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2013
Liabilities:
Medium-term notes	$165	$-	$25	$-	$(2)	$-	$-	$-	$-		$-	$-	$188	$23
Credit derivatives, net	2,921	1,521	(1,277)	-	-	-	-	(1,521)	-		4	-	1,648	218
Interest rate derivatives, net	(1)	-	2	-	-	-	-	-	-		-	(1)	-	(6)
Currency derivatives, net	1	-	-	-	-	-	-	-	-		-	(1)	-	-
Liabilities of consolidated VIEs:
VIE notes	1,932	-	146	-	-	-	-	(178)	(1,076)		-	-	824	59
Currency derivatives, net	21	-	(5)	-	-	-	-	-	-		-	-	16	(5)

Total liabilities	$5,039	$1,521	$(1,109)	$-	$(2)	$-	$-	$(1,699)	$(1,076)	(2)	$4	$(2)	$2,676	$289

(1) -	Transferred in and out at the end of the period.

(2) -	Primarily relates to the deconsolidation of VIEs.

Transfers into and out of Level 3 were $180 million and $82 million, respectively, for the six months ended June 30, 2014. Transfers into and out of Level 2 were $82 million and $180 million, respectively, for the six months ended June 30, 2014. Transfers into Level 3 were principally related to state and municipal bonds, RMBS agency, CDOs, and other ABS where inputs, which are significant to their valuation, became unobservable during the period. RMBS agency and other ABS comprised the majority of the transferred instruments out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

Transfers into and out of Level 3 were $159 million and $97 million, respectively, for the six months ended June 30, 2013. Transfers into and out of Level 2 were $97 million and $159 million, respectively, for the six months ended June 30, 2013. Transfers into Level 3 were principally related to other ABS, state and municipal bonds, CDOs, and CMBS where inputs, which are significant to their valuation, became unobservable during the period. State and municipal bonds and CDOs comprised the majority of the transferred instruments out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended June 30, 2014 and 2013 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2014	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2013
Revenues:
Unrealized gains (losses) on insured derivatives	$(23)	$(24)	$1,350	$(162)
Realized gains (losses) and other settlements on insured derivatives	(23)	-	(1,532)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	3	-	(8)	1
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	12	244	257

Total	$(46)	$(12)	$54	$96

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the six months ended June 30, 2014 and 2013 are reported on the Company’s consolidated statements of operations as follows:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2014	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2013
Revenues:
Unrealized gains (losses) on insured derivatives	$815	$6	$1,277	$(218)
Realized gains (losses) and other settlements on insured derivatives	(394)	-	(1,521)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(10)	(13)	(18)	(11)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(26)	9	205	300

Total	$385	$2	$(57)	$71

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Option

The Company elected to record at fair value certain financial instruments that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following table presents the changes in fair value included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 for financial instruments for which the fair value option was elected:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013
Investments carried at fair value(1)	$1	$2	$2	$6
Fixed-maturity securities held at fair value-VIE(2)	(30)	(16)	(68)	2
Loans receivable at fair value:
Residential mortgage loans(2)	(17)	145	(73)	71
Other loans(2)	-	-	-	13
Loan repurchase commitments(2)	-	50	5	139
Medium-term notes(1)	(2)	(7)	(14)	(23)
Variable interest entity notes (2)	48	(160)	169	(79)

(1) -	Reported within “Net gains (losses) of financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.

(2) -	Reported within “Net gains (losses) of financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2014 and December 31, 2013 for loans and notes for which the fair value option was elected:

	As of June 30, 2014			As of December 31, 2013
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$1,729	$1,510	$219	$1,846	$1,562	$284
Residential mortgage loans (90 days or more past due)	243	29	214	231	50	181

Total loans receivable at fair value	$1,972	$1,539	$433	$2,077	$1,612	$465
Variable interest entity notes	$3,428	$2,150	$1,278	$3,787	$2,356	$1,431
Medium-term notes	$274	$217	$57	$276	$203	$73

Substantially all gains and losses included in earnings during the periods ended June 30, 2014 and 2013 on loans receivable and VIE notes reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the VIE notes, resulting in depressed pricing of the financial instruments.

Note 7: Investments

Investments, excluding those elected under the fair value option, include debt and equity securities classified as either AFS or HTM. Other invested assets designated as AFS are primarily comprised of money market funds.

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and other-than-temporary impairments (“OTTI”) for AFS and HTM investments in the Company’s consolidated investment portfolio as of June 30, 2014 and December 31, 2013:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	June 30, 2014
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$556	$29	$(4)	$581	$-
State and municipal bonds	1,687	67	(16)	1,738	-
Foreign governments	308	6	(1)	313	-
Corporate obligations	2,235	40	(21)	2,254	-
Mortgage-backed securities:
Residential mortgage-backed agency	1,157	16	(12)	1,161	-
Residential mortgage-backed non-agency	57	3	(4)	56	(4)
Commercial mortgage-backed	28	1	-	29	-
Asset-backed securities:
Collateralized debt obligations	123	-	(23)	100	-
Other asset-backed	236	4	(9)	231	-

Total fixed-maturity investments	6,387	166	(90)	6,463	(4)
Money market securities	385	-	-	385	-
Perpetual debt and equity securities	11	1	-	12	-

Total AFS investments	$6,783	$167	$(90)	$6,860	$(4)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$2,787	$123	$(130)	$2,780	$-

Total HTM investments	$2,787	$123	$(130)	$2,780	$-

(1) -	Represents unrealized gains or losses on other than temporarily impaired securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

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

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of June 30, 2014. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$875	$875	$-	$-
Due after one year through five years	1,387	1,410	-	-
Due after five years through ten years	1,000	1,019	-	-
Due after ten years	1,524	1,582	2,787	2,780
Mortgage-backed and asset-backed	1,601	1,577	-	-

Total fixed-maturity investments	$6,387	$6,463	$2,787	$2,780

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of June 30, 2014 and December 31, 2013 was $10 million for both periods. These deposits are required to comply with state insurance laws.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Substantially all of the obligations under investment agreements require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement. As of June 30, 2014 and December 31, 2013, the fair value of securities pledged as collateral for these investment agreements approximated $660 million and $693 million, respectively. The Company’s collateral as of June 30, 2014 consisted principally of RMBS and U.S. Treasury and government agency bonds, and was primarily held with major U.S. banks. Additionally, the Company pledged cash and money market securities as collateral under investment agreements in the amount of $15 million and $22 million as of June 30, 2014 and December 31, 2013, respectively.

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$98	$-	$176	$(4)	$274	$(4)
State and municipal bonds	29	-	477	(16)	506	(16)
Foreign governments	150	(1)	-	-	150	(1)
Corporate obligations	341	(12)	293	(9)	634	(21)
Mortgage-backed securities:
Residential mortgage-backed agency	18	-	440	(12)	458	(12)
Residential mortgage-backed non-agency	2	-	21	(4)	23	(4)
Commercial mortgage-backed	8	-	7	-	15	-
Asset-backed securities:
Collateralized debt obligations	2	-	89	(23)	91	(23)
Other asset-backed	25	-	48	(9)	73	(9)

Total AFS investments	$673	$(13)	$1,551	$(77)	$2,224	$(90)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$-	$-	$445	$(130)	$445	$(130)

Total HTM investments	$-	$-	$445	$(130)	$445	$(130)

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

Gross unrealized losses on AFS securities decreased as of June 30, 2014 compared with December 31, 2013 primarily due to market price appreciation caused by declining interest rates and to security sales. Gross unrealized losses on HTM securities decreased as of June 30, 2014 compared with December 31, 2013 primarily due to market price appreciation caused by the narrowing of credit spreads.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of June 30, 2014 and December 31, 2013 was 16 and 18 years, respectively. As of June 30, 2014 and December 31, 2013, there were 229 and 77 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which the fair values of 37 and 50 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer by percentage of fair value below book value by more than 5% as of June 30, 2014:

	AFS Securities			HTM Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	26	$220	$206	-	$-	$-
> 15% to 25%	7	90	73	1	575	445
> 25% to 50%	-	-	-	-	-	-
> 50%	3	20	3	-	-	-

Total	36	$330	$282	1	$575	$445

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the fair values and gross unrealized losses by credit rating category of ABS, MBS and corporate obligations included in the Company’s consolidated AFS investment portfolio as of June 30, 2014 for which fair value was less than amortized cost. The credit ratings are based on ratings from Moody’s as of June 30, 2014 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

									Below
In millions	Aaa		Aa		A		Baa		Investment Grade		Not Rated		Total
Asset Type	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS	$27	$-	$62	$(3)	$1	$-	$1	$-	$73	$(29)	$-	$-	$164	$(32)
MBS	459	(12)	8	-	2	-	4	-	8	-	15	(4)	496	(16)
Corporate obligations	68	-	194	(3)	220	(4)	41	(2)	1	-	110	(12)	634	(21)

Total	$554	$(12)	$264	$(6)	$223	$(4)	$46	$(2)	$82	$(29)	$125	$(16)	$1,294	$(69)

The total ABS, MBS and corporate obligations reported in the preceding table include those which are guaranteed by financial guarantors. In addition, the following table presents information on ABS, MBS and corporate obligations guaranteed by the Company and third-party financial guarantors.

			Insured Securities Rated Below Investment Grade without the Effect of Guarantee
	Average Credit Rating with the Effect of Guarantee	Average Credit Rating without the Effect of Guarantee	(in millions)
Asset Type			Fair Value	Percentage
ABS	Baa	Below Investment Grade	$70	55%
MBS	Below Investment Grade	Below Investment Grade	6	100%
Corporate obligations	Baa	Baa	-	- %

Refer to the table in the “Determination of Credit Loss Guaranteed by the Company and Other Third-Party Guarantors” section within the OTTI section of this note for information on the insured securities included in the table above.

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of June 30, 2014 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table provides information about securities held by the Company as of June 30, 2014 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (2)
Asset-backed:
MBIA(1)	$120	$(30)	$15
Other	8	(2)	-

Total asset-backed	128	(32)	15
Mortgage-backed:
MBIA(1)	5	-	-
Other	1	-	-

Total mortgage-backed	6	-	-
Corporate obligations:
Other	6	(1)	-

Total corporate obligations	6	(1)	-
Other:
MBIA(1)	41	(5)	-

Total other	41	(5)	-

Total	$181	$(38)	$15

(1) -	Includes investments insured by MBIA Corp. and National.

(2) -	Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

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

In millions	Three Months Ended June 30,		Six Months Ended June 30,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2014	2013	2014	2013
Beginning balance	$173	$195	$175	$197
Reductions for credit loss impairments previously recognized on securities sold during the period	(173)	(8)	(174)	(10)
Reductions for increases in cash flows expected to be collected over the remaining life of the security	-	(1)	(1)	(1)

Ending balance	$-	$186	$-	$186

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Sales of Available-for-Sale Investments

Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013
Proceeds from sales	$439	$681	$463	$1,301
Gross realized gains	$55	$11	$57	$47
Gross realized losses	$(13)	$(7)	$(13)	$(10)

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

The Company has also entered into a derivative contract as a result of a commutation occurring during the six months ended June 30, 2014. Changes in the fair value of the Company’s non-insured derivative are included in “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

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

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of June 30, 2014 and December 31, 2013. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

$ in millions	As of June 30, 2014
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	2.3 Years	$6,938	$560	$968	$4,704	$2,816	$15,986	$(332)
Insured swaps	16.9 Years	-	75	3,036	985	-	4,096	(3)

Total notional		$6,938	$635	$4,004	$5,689	$2,816	$20,082

Total fair value		$(2)	$-	$(2)	$(31)	$(300)		$(335)

$ in millions	As of December 31, 2013
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	2.6 Years	$7,406	$1,972	$1,068	$7,552	$5,956	$23,954	$(1,132)
Insured swaps	18.5 Years	-	77	3,282	1,586	-	4,945	(5)
All others	28.0 Years	-	-	-	-	36	36	(15)

Total notional		$7,406	$2,049	$4,350	$9,138	$5,992	$28,935

Total fair value		$(2)	$-	$(3)	$(78)	$(1,069)		$(1,152)

Internal credit ratings assigned by MBIA on the underlying collateral are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future payments that MBIA may be required to make under these guarantees as of June 30, 2014 is $16.4 billion. This amount is net of $36 million of insured derivatives ceded under reinsurance agreements in which MBIA economically hedges a portion of the credit and market risk associated with its insured derivatives and offsetting agreements with a counterparty. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

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

Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of June 30, 2014, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $82 million. Of this amount, $65 million is netted within “Derivative liabilities” and $17 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities. As of December 31, 2013, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $160 million. Of this amount, $123 million is netted within “Derivative liabilities”, $16 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities and an additional $21 million is included in “Other assets” on the Company’s consolidated balance sheets. As of June 30, 2014, the Company had securities with a fair value of $108 million posted to derivative counterparties and this amount is included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheet. As of December 31, 2013, the Company had securities with a fair value of $42 million posted to derivative counterparties and this amount is included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheet.

As of June 30, 2014 and December 31, 2013, the fair value on one Credit Support Annex (“CSA”) was $4 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of June 30, 2014 and December 31, 2013, the counterparty was rated A2 by Moody’s and A by S&P.

Financial Statement Presentation

The fair value of amounts recognized for eligible derivative contracts executed with the same counterparty under a master netting agreement, including any cash collateral that may have been received or posted by the Company, is presented on a net basis in accordance with accounting guidance for the offsetting of fair value amounts related to derivative instruments. Insured CDSs and insured swaps are not subject to master netting agreements. VIE derivative assets and liabilities are not presented net of any master netting agreements. Counterparty netting of derivative assets and liabilities offsets balances in “Interest rate swaps” as of June 30, 2014 and December 31, 2013.

As of June 30, 2014, the total fair value of the Company’s derivative assets, after counterparty netting of $62 million, was $12 million, of which $4 million was reported within “Other assets” on the Company’s consolidated balance sheets. Embedded derivatives of $8 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

As of June 30, 2014, the total fair value of the Company’s derivative liabilities, after counterparty netting of $62 million and cash collateral posted by the Company of $65 million was $460 million, which was reported within “Derivative liabilities” and “Derivative liabilities” presented under “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Embedded derivatives of $26 million were reported within “Medium-term notes” and “Other investments” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of June 30, 2014:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$15,986	Other assets	$-	Derivative liabilities	$(332)
Insured swaps	4,096	Other assets	-	Derivative liabilities	(3)
Interest rate swaps	1,485	Other assets	66	Derivative liabilities	(208)
Interest rate swaps-embedded	494	Medium-term notes	8	Medium-term notes	(25)
Currency swaps-VIE	94	Other assets-VIE	-	Derivative liabilities-VIE	(11)
All other	83	Other assets	-	Derivative liabilities	(33)
All other-VIE	264	Other assets-VIE	-	Derivative liabilities-VIE	-
All other-embedded	11	Other investments	-	Other investments	(1)

Total non-designated derivatives	$22,513		$74		$(613)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2014:

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(23)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(24)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(22)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(6)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(2)

Total		$(77)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2013:

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$1,318
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(1,532)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	38
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	7
All other	Unrealized gains (losses) on insured derivatives	32

Total		$(137)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2014:

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$800
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(363)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(45)
All other	Unrealized gains (losses) on insured derivatives	15
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(3)
All other	Realized gains (losses) and other settlements on insured derivatives	(30)

Total		$374

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2013:

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$1,216
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(1,520)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	41
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	14
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	2
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	6
All other	Unrealized gains (losses) on insured derivatives	61

Total		$(180)

Note 9: Income Taxes

The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013
Income (loss) before income taxes	$55	$(264)	$459	$(49)
Provision (benefit) for income taxes	$(65)	$(86)	$83	$(35)
Effective tax rate	-118.2%	32.6%	18.1%	71.4%

For the six months ended June 30, 2014, the Company’s effective tax rate applied to its pre-tax income was lower than the U.S. statutory tax rate primarily as a result of the decrease in the valuation allowance against its deferred tax asset.

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

As of June 30, 2014, the Company reported a net deferred tax asset of $950 million, net of a $7 million valuation allowance. This valuation allowance related to losses from asset impairments. As of December 31, 2013, the valuation allowance against a portion of the deferred tax asset was $93 million. This decrease in the valuation allowance was primarily due to sales of previously impaired assets.

In accordance with ASU 2013-11, the netting of deferred taxes between different taxpaying jurisdictions is not permitted. As of June 30, 2014, there was a gross deferred tax asset of $986 million and a gross deferred tax liability of $36 million, which was included in “Other liabilities” on the Company’s consolidated balance sheet.

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

In millions
Unrecognized tax benefit as of December 31, 2013	$65
The gross amount of the increase/(decrease) in the UTB as a result of tax positions taken:
During a prior year	-
During the current year	16
The amounts of decreases in the UTB related to settlements with taxing authorities	-
The reduction in the UTB as a result of the applicable statute of limitations	-

Unrecognized tax benefit as of June 30, 2014	$81

The Company does not anticipate any amount to reverse in the next twelve months based on settling certain issues.

In 2013, the Internal Revenue Service (“IRS”) contacted the Company to review the 2011 consolidated return of MBIA Inc. and its subsidiaries, for the purpose of determining whether to formally examine the tax return. In July of 2014, the IRS concluded its review of the 2011 consolidated tax return with no changes to taxable income.

The U.K. tax authorities are currently auditing tax years 2005 through 2011. On June 5, 2013, the Company met with the HM Revenue & Customs (“HMRC”). During the third and fourth quarters of 2013 the Company sent HMRC additional information supporting its position. On January 24, 2014, the Company provided an independent report to HMRC. On April 8, 2014, HMRC responded with comments. The Company has responded to HMRC’s April letter and anticipates another meeting with HMRC. As of June 30, 2014, there has been no resolution.

During 2013, the Company met with New York State Department of Taxation and Finance to discuss the Company’s respective tax positions regarding certain issues related to the 2008 tax year. As of June 30, 2014, there has been no resolution.

As of December 31, 2013, the Company’s NOL is approximately $2.8 billion which will expire between tax years 2029 through 2033. As of December 31, 2013, the Company has an alternative minimum tax credit carryforward of $22 million, which does not expire. As a result of the commutation of CMBS exposure that occurred during the six months ended June 30, 2014, the Company’s NOL is approximately $3.4 billion as of June 30, 2014.

Treatment of Undistributed Earnings of Certain Foreign Subsidiaries – “Accounting for Income Taxes – Special Areas”

U.S. deferred income taxes are provided on the differences in the book and tax basis in the Company’s investment in MBIA UK and certain other entities since the Company no longer intends to have these earnings permanently reinvested. The impact is reflected in the Company’s current period’s provision.

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

Structured Finance and International Insurance

The Company’s structured finance and international insurance segment is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, global structured finance and non-U.S. public finance insured obligations when due, or in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain guaranteed investment contracts written by MBIA Inc. are insured by MBIA Corp., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. MBIA Corp. also insures debt obligations of the following affiliates:

•	MBIA Inc.;

•	MBIA Global Funding, LLC (“GFL”);

•	MBIA Investment Management Corp. (“IMC”); and

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

Advisory Services

The advisory services segment primarily consists of the operations of Cutwater Investor Services Corp. (“Cutwater-ISC”) and Cutwater Asset Management Corp. (“Cutwater-AMC”). Cutwater-ISC and Cutwater-AMC provide advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. Cutwater offers these services to public, not-for-profit, corporate and financial services clients, including MBIA Inc. and its subsidiaries, as well as portfolio accounting and reporting services. Cutwater-ISC and Cutwater-AMC are Securities and Exchange Commission registered investment advisers. Cutwater-AMC is also a Financial Industry Regulatory Authority member firm. During the six months ended June 30, 2014, the Company exited the advisory and asset management services business in the European Union.

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

The Company’s conduit segment was operated through Meridian Funding Company, LLC (“Meridian”) and administered through MBIA Asset Finance, LLC. Assets financed by Meridian were funded by MTNs. During the six months ended June 30, 2014, the Company retired Meridian’s remaining $129 million of outstanding MTNs, which resulted in a gain on extinguishment of debt of $4 million, and completed the winding down of the business. Meridian was dissolved during the second quarter of 2014.

Segments Results

The following tables provide the Company’s segment results for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$84	$43	$4	$(2)	$6	$-		$135
Net change in fair value of insured derivatives	-	(47)	-	-	-	-		(47)
Net gains (losses) on financial instruments at fair value and foreign exchange	15	13	1	52	(20)	-		61
Net gains (losses) on extinguishment of debt	-	-	-	-	2	-		2
Revenues of consolidated VIEs	-	31	-	5	-	-		36
Inter-segment revenues(2)	11	13	6	67	(2)	(95)		-

Total revenues	110	53	11	122	(14)	(95)		187
Losses and loss adjustment	17	(5)	-	-	-	-		12
Operating	11	16	11	18	1	-		57
Interest	-	27	-	11	14	-		52
Expenses of consolidated VIEs	-	11	-	-	-	-		11
Inter-segment expenses(2)	20	16	2	5	11	(54)		-

Total expenses	48	65	13	34	26	(54)		132

Income (loss) before income taxes	$62	$(12)	$(2)	$88	$(40)	$(41)		$55

Identifiable assets	$6,194	$10,787	$38	$1,173	$1,498	$(3,666)	(3)	$16,024

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

	Three Months Ended June 30, 2013
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$113	$39	$6	$4	$6	$-		$168
Net change in fair value of insured derivatives	-	(182)	-	-	-	-		(182)
Net gains (losses) on financial instruments at fair value and foreign exchange	(2)	12	-	(4)	(12)	-		(6)
Net gains (losses) on extinguishment of debt	22	17	-	-	-	-		39
Revenues of consolidated VIEs	-	97	-	(9)	5	-		93
Inter-segment revenues(2)	3	(5)	5	(5)	-	2		-

Total revenues	136	(22)	11	(14)	(1)	2		112
Losses and loss adjustment	66	122	-	-	-	-		188
Operating	30	35	16	32	1	-		114
Interest	-	29	-	11	20	-		60
Expenses of consolidated VIEs	-	12	-	-	2	-		14
Inter-segment expenses(2)	26	36	1	2	2	(67)		-

Total expenses	122	234	17	45	25	(67)		376

Income (loss) before income taxes	$14	$(256)	$(6)	$(59)	$(26)	$69		$(264)

Identifiable assets	$6,651	$12,669	$46	$931	$2,009	$(4,184)	(3)	$18,122

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

The following tables provide the Company’s segment results for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$172	$77	$7	$6	$15	$-		$277
Net change in fair value of insured derivatives	1	421	-	-	-	-		422
Net gains (losses) on financial instruments at fair value and foreign exchange	19	10	(3)	38	(58)	-		6
Net gains (losses) on extinguishment of debt	-	-	-	-	3	-		3
Other net realized gains (losses)	-	-	-	1	-	-		1
Revenues of consolidated VIEs	-	51	-	-	4	-		55
Inter-segment revenues(2)	23	25	12	83	(5)	(138)		-

Total revenues	215	584	16	128	(41)	(138)		764
Losses and loss adjustment	3	59	-	-	-	-		62
Operating	20	32	22	38	1	-		113
Interest	-	54	-	20	32	-		106
Expenses of consolidated VIEs	-	24	-	-	-	-		24
Inter-segment expenses(2)	38	35	3	10	13	(99)		-

Total expenses	61	204	25	68	46	(99)		305

Income (loss) before income taxes	$154	$380	$(9)	$60	$(87)	$(39)		$459

Identifiable assets	$6,194	$10,787	$38	$1,173	$1,498	$(3,666)	(3)	$16,024

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) - Represents intercompany premium income and expense, intercompany asset management fees and expenses, intercompany interest income and expense pertaining to intercompany receivables and payables and intercompany loans.

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

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013
Total premiums earned:
United States	$71	$109	$138	$215
United Kingdom	10	9	19	17
Europe (excluding United Kingdom)	1	3	4	6
Internationally diversified	1	3	3	6
Central and South America	7	7	16	15
Asia	1	1	2	2
Other	2	2	4	4

Total	$93	$134	$186	$265

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

The following tables provide the results of the segments within the wind-down operations for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$6	$-	$-	$6
Net gains (losses) on financial instruments at fair value and foreign exchange	(20)	-	-	(20)
Net gains (losses) on extinguishment of debt	2	-	-	2
Inter-segment revenues(2)	(2)	-	-	(2)

Total revenues	(14)	-	-	(14)
Operating	1	-	-	1
Interest	14	-	-	14
Inter-segment expenses(2)	2	9	-	11

Total expenses	17	9	-	26

Income (loss) before income taxes	$(31)	$(9)	$-	$(40)

Identifiable assets	$1,498	$-	$-	$1,498

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.

(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

	Three Months Ended June 30, 2013
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$6	$-	$-	$6
Net gains (losses) on financial instruments at fair value and foreign exchange	(12)	-	-	(12)
Revenues of consolidated VIEs	-	5	-	5
Inter-segment revenues(2)	-	(7)	7	-

Total revenues	(6)	(2)	7	(1)
Operating	1	-	-	1
Interest	20	-	-	20
Expenses of consolidated VIEs	-	2	-	2
Inter-segment expenses(2)	2	-	-	2

Total expenses	23	2	-	25

Income (loss) before income taxes	$(29)	$(4)	$7	$(26)

Identifiable assets	$1,638	$359	$12	$2,009

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.

(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

The following tables provide the results of the segments within the wind-down operations for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$15	$-	$-	$15
Net gains (losses) on financial instruments at fair value and foreign exchange	(58)	-	-	(58)
Net gains (losses) on extinguishment of debt	3	-	-	3
Revenues of consolidated VIEs	-	4	-	4
Inter-segment revenues(2)	(4)	(1)	-	(5)

Total revenues	(44)	3	-	(41)
Operating	1	-	-	1
Interest	32	-	-	32
Inter-segment expenses(2)	4	9	-	13

Total expenses	37	9	-	46

Income (loss) before income taxes	$(81)	$(6)	$-	$(87)

Identifiable assets	$1,498	$-	$-	$1,498

(1) - Represents the sum of third-party interest income, investment management services fees and other fees.

(2) - Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

	Six Months Ended June 30, 2013
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$15	$-	$-	$15
Net gains (losses) on financial instruments at fair value and foreign exchange	(9)	-	-	(9)
Net gains (losses) on extinguishment of debt	4	-	-	4
Revenues of consolidated VIEs	-	7	-	7
Inter-segment revenues(2)	(2)	(7)	7	(2)

Total revenues	8	-	7	15
Operating	1	-	-	1
Interest	40	-	-	40
Expenses of consolidated VIEs	-	4	-	4
Inter-segment expenses(2)	4	11	-	15

Total expenses	45	15	-	60

Income (loss) before income taxes	$(37)	$(15)	$7	$(45)

Identifiable assets	$1,638	$359	$12	$2,009

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.
(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

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

Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options, warrants and unvested restricted stock outstanding during the period that could potentially result in the issuance of common stock. The dilution from stock options, warrants and unvested restricted stock are calculated by applying the two-class method and using the treasury stock method. The treasury stock method assumes the proceeds from the exercise of stock options and warrants or the unrecognized compensation expense from unvested restricted stock will be used to purchase shares of the Company’s common stock at the average market price during the period. For the three months ended June 30, 2014 and 2013, there were 32,475,786 and 43,523,338, respectively, of stock options, warrants and unvested restricted stock outstanding that were antidilutive. For the six months ended June 30, 2014 and 2013, there were 31,495,902 and 45,239,346, respectively, of stock options, warrants and unvested restricted stock outstanding that were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions except share and per share amounts	2014	2013	2014	2013
Basic earnings per share:
Net income (loss)	$120	$(178)	$376	$(14)
Less: undistributed earnings allocated to participating securities	4	-	10	-

Net income (loss) available to common shareholders	116	(178)	366	(14)

Basic weighted average shares (1)	189,169,042	189,163,527	189,101,884	189,135,587
Net income (loss) per basic common share	$0.61	$(0.94)	$1.93	$(0.07)

Diluted earnings per share:
Net income (loss)	120	(178)	376	(14)
Less: undistributed earnings allocated to participating securities	3	-	9	-
Less: mark-to-market gain (loss) on warrants	30	-	14	-

Net income (loss) available to common shareholders	87	(178)	353	(14)

Basic weighted average shares (1)	189,169,042	189,163,527	189,101,884	189,135,587
Effect of common stock equivalents:
Stock options	1,111,816	-	1,170,182	-
Warrants	2,626,013	-	2,779,370	-

Diluted weighted average shares	192,906,871	189,163,527	193,051,436	189,135,587

Net income (loss) per diluted common share	$0.45	$(0.94)	$1.83	$(0.07)

(1) -	Includes 270,443 and 549,265 of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three months ended June 30, 2014 and 2013, respectively. Includes 337,827 and 628,692 of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the six months ended June 30, 2014 and 2013, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the six months ended June 30, 2014:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Total
Balance, December 31, 2013	$(96)	$10	$(86)

Other comprehensive income (loss) before reclassifications	120	4	124
Amounts reclassified from AOCI	14	4	18

Total other comprehensive income (loss)	134	8	142

Balance, June 30, 2014	$38	$18	$56

The following table presents the details of the reclassifications from AOCI for the three and six months ended June 30, 2014 and 2013:

In millions
	Amounts Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components	2014	2013	2014	2013	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gain (loss) on sale of securities	$(19)	$-	$(20)	$26	Net gains (losses) on financial instruments at fair value and foreign exchange
Amortization on securities	(1)	(2)	(2)	(3)	Net investment income

	(20)	(2)	(22)	23	Income (loss) before income taxes
	(7)	(1)	(8)	8	Provision (benefit) for income taxes

	(13)	(1)	(14)	15	Net income (loss)
Foreign currency translation:
Realized gain (loss) on liquidation of foreign entity	-	-	(4)	-	Net gains (losses) on financial instruments at fair value and foreign exchange

Total reclassifications for the period	$(13)	$(1)	$(18)	$15	Net income (loss)

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

Litigation

MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.; Index No. 603751/2009 (N.Y. Sup. Ct., N.Y. County)

On March 21, 2014, the court issued an order scheduling fact discovery to close in August of 2014. On June 24, 2014, the court granted MBIA Corp.’s motion to prove liability and damages through sampling.

MBIA Insurance Corp. v. J.P. Morgan Securities LLC (f/k/a Bear, Stearns & Co. Inc.); Index No. 64676/2012 (N.Y. Sup. Ct., County of Westchester)

On May 6, 2014, the court granted J.P. Morgan’s motion for summary judgment and also granted MBIA Corp. leave to file a motion to submit an amended complaint within twenty days of the court’s decision. The briefing on MBIA Corp.’s motion for leave to amend its complaint was completed on July 21, 2014.

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

Ambac Bond Insurance Coverage Cases, Coordinated Proceeding Case No. JCCP 4555 (Super. Ct. of Cal., County of San Francisco)

On March 26, 2014, the court granted in part the Bond Insurer defendants’ motions for reimbursement of legal fees incurred in connection with the defendants’ motion to strike pursuant to California’s Anti-SLAPP statute, which dismissed the plaintiffs’ claims under California’s Cartwright Act. On July 7, 2014, the Bond Insurer defendants filed their opening appellate brief with respect to a portion of the plaintiffs’ Unfair Competition Law claim.

National Public Finance Guarantee Corp. et al. v City of Detroit, Michigan et al.; Adv. Pro. No 13-05309-swr (Bkcy. E.D. MI)

In April of 2014, National reached a settlement with the City of Detroit regarding its enhanced Unlimited Tax General Obligation (“Detroit UTGOs”). Pursuant to the settlement, which remains subject to bankruptcy court approval, the City of Detroit has agreed to “reinstate” $288 million of Detroit UTGOs, of which approximately $69 million will be insured by National. At the time of the bankruptcy filing, there were $369 million of Detroit UTGOs outstanding, of which $88 million were insured by National. If approved, the reinstated Detroit UTGOs will benefit from a court order confirming their secured status. In addition, the Detroit UTGOs will receive additional security in the form of a fourth lien on Distributable State Aid from the State of Michigan.

National Public Finance Guarantee Corp. et al. v. Harris County - Houston Sports Authority et al.; Case No. 2013-05824 (Dist. Ct. of Harris County, 215 Judicial Dist.)

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

Headquarters Lease Agreement

In March of 2014, the Company entered into a lease agreement for its new headquarters at a property located in Purchase, New York as part of the Company’s cost reduction measures that included the plan to sell the Armonk, New York facility classified as held for sale. The initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. At the end of the initial lease term, the Company has the option to extend the term of the lease for two additional terms of five years at a fixed annual rent based on the fair market rent at the time of any extension. The total future minimum lease payments over the initial lease term are $42 million. The Company will receive a lease incentive amount of $6 million from the property owner to fund certain leasehold improvements. The total future minimum lease payments include annual rent escalation amounts and a free rent period and exclude the lease incentive amount. The lease agreement has been classified as an operating lease, and operating rent expense is recognized on a straight-line basis beginning in the second quarter of 2014.

Note 14: Subsequent Events

Refer to “Note 13: Commitments and Contingencies” for information about legal proceedings that occurred after June 30, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

MBIA Inc. (“MBIA”, the “Company”, “we”, “us”, or “our”) operates one of the largest financial guarantee insurance businesses in the industry and is a provider of asset management and advisory services. These activities are managed through three business segments: United States (“U.S.”) public finance insurance; structured finance and international insurance; and advisory services. Our U.S. public finance insurance business is primarily operated through National Public Finance Guarantee Corporation (together with its subsidiaries, “National”), our structured finance and international insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and our asset management and advisory services business is primarily operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). Unless otherwise indicated or the context otherwise requires, references to “MBIA Corp.” are to MBIA Insurance Corporation, together with its subsidiaries, MBIA UK Insurance Limited (“MBIA UK”) and MBIA Mexico S.A. de C.V. We also manage certain business activities through our corporate, asset/liability products, and conduit segments. Our corporate segment includes revenues and expenses that arise from general corporate activities. Funding programs managed through our asset/liability products and conduit segments have been in wind-down. During the second quarter of 2014, we completed the winding down of our conduit segment with the dissolution of Meridian Funding Company, LLC (“Meridian”).

EXECUTIVE OVERVIEW

National

National is the largest U.S. municipal-only bond insurer in the financial guarantee industry. Our primary strategy is to insure new issue and secondary market municipal bonds through National while providing ongoing surveillance of National’s existing insured portfolio. National’s ability to write new business and to compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by major rating agencies. During the six months ended June 30, 2014, Standard & Poor’s Financial Services LLC (“S&P”) upgraded National to AA- with a stable outlook, Moody’s Investors Service, Inc. (“Moody’s”) upgraded National to a rating of A3 with a stable outlook, and subsequent to June 30, 2014, Moody’s affirmed National’s A3 rating and changed the outlook to negative. In addition, Kroll Bond Rating Agency assigned National a AA+ insurer financial strength rating with a stable outlook. With these current ratings, National has begun executing its business plan and seeks to support the credit enhancement needs of municipal debt issuers across the U.S.

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

National seeks to generate shareholder value through appropriate risk adjusted pricing; however, current market conditions and the competitive landscape may limit National’s new business opportunities and its ability to price and underwrite risk with attractive returns. Financial guarantee insurance competes in nearly all instances with the issuer’s alternative of foregoing insurance and paying a higher interest rate. If the interest savings from insurance are not greater than the cost of the insurance, the issuer will generally choose to issue bonds without insurance.

Prevailing interest rate levels can affect demand for financial guarantee insurance. Higher interest rates and higher levels of issuance of new municipal debt would present new business opportunities for National in the U.S. public finance market. Lower interest rates are typically accompanied by narrower spreads between insured and uninsured obligations. This is, in part, due to the fact that investors may choose to forego insurance to increase the yield on their investment. Therefore, the purchase of insurance during periods of relatively narrower interest rate spreads will generally provide lower cost savings to the issuer than during periods of relatively wider spreads. These lower cost savings could be accompanied by a corresponding decrease in demand for financial guarantee insurance.

Given that National’s insurance policies protect policyholders from potential defaults and guarantee payments of scheduled principal and interest, we believe the increase in municipal stress will increase the demand for National’s insurance product.

National has begun underwriting and pricing new business opportunities primarily through the daily competitive market calendar. The Company submits bid information for select transactions that are consistent with its risk appetite. National also expects to increase participation in the negotiated market as it re-engages with the public finance market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

While our U.S. public finance insured portfolio in National continued to perform satisfactorily on the whole, some of the obligations that we insure were issued by state and local governments and territories that are now under financial and budgetary stress. In addition, a few of these local governments have filed for protection under Chapter 9 of the United States Bankruptcy Code or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of our insured transactions. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain.

One example of an issuer in significant financial distress is the City of Detroit, which filed for Chapter 9 protection in July of 2013. Following the bankruptcy filing, and after months of court-ordered mediation, in April of 2014, National and other financial guarantee insurers reached a settlement with the City of Detroit regarding its insured Unlimited Tax General Obligation bonds (“Detroit UTGOs”). At the time of the bankruptcy filing, there were $369 million of Detroit UTGOs outstanding, of which $88 million were insured by National. Pursuant to the settlement, which remains subject to bankruptcy court approval, the City of Detroit has agreed to “reinstate” $288 million of Detroit UTGOs, of which approximately $69 million will be insured by National. If approved, the reinstated Detroit UTGOs will benefit from a court order confirming their secured status. In addition, the Detroit UTGOs will receive additional security in the form of a fourth lien on Distributable State Aid from the State of Michigan.

National has also insured $1.0 billion of Detroit Water Supply System Revenue Bonds and $1.2 billion of Detroit Sewage Disposal Bonds (together, the “DWSD Bonds”) that are also subject to Detroit’s Chapter 9 proceeding. Detroit’s current plan seeks to impair certain of the DWSD Bonds by eliminating call protection, which would allow an early redemption of the bonds, and, in some cases, resetting interest rates below current levels. If approved by the bankruptcy court, and depending on certain key facts and circumstances, this could result in National incurring a loss on the DWSD Bonds. We do not believe that the City’s current treatment of the DWSD bonds is confirmable, and as a result, do not believe a claim is likely to arise in connection with the DWSD Bonds as a result of changed interest rates or early redemption. We do not believe that applicable law permits the City to take actions that would impair “special revenue” bonds, like the DWSD Bonds, which are entitled to additional protections under the bankruptcy code. Accordingly, National has voted with respect to its DWSD claims to “reject” the plan and filed an objection to plan confirmation. A plan confirmation hearing is scheduled to begin at the end of August of 2014.

National also has exposure to the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”). Puerto Rico is experiencing fiscal stress. However it has taken pro-active actions to address its significant economic challenges, including the passage of the first balanced general fund budget in 22 years for the fiscal year ending June 30, 2015, the passage of comprehensive reform of its employee retirement system, and the recent enactment of the Fiscal Sustainability Act, which allows the government to exercise emergency powers to deal with its fiscal crisis. Under this Act, the government could institute a number of steps to lower spending on government operations and labor by renegotiating its public employees’ contracts. Given the fiscal and economic challenges that Puerto Rico is facing, we continue to monitor our exposures there closely. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures by bond type.

MBIA Inc.

As of June 30, 2014 and December 31, 2013, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products segments, was $365 million and $359 million, respectively. During the six months ended June 30, 2014, $202 million was released to MBIA Inc. under the MBIA group’s tax sharing agreement (the “Tax Escrow Account”). Also, during the six months ended June 30, 2014, we repurchased $122 million of debt issued by MBIA Inc. through its subsidiary MBIA Global Funding, LLC (“GFL”) and retired $129 million of medium-term notes (“MTNs”) issued by our conduit segment. These repurchases or redemptions are part of our strategy to bring our leverage down using cash generated from operations. In addition, during the six months ended June 30, 2014, we repurchased $9 million of common shares of MBIA Inc. and subsequent to June 30, 2014, repurchased the remaining $14 million available under the share repurchase program. We expect that MBIA Inc. will generate sufficient cash to satisfy its debt obligations and its general corporate needs over time from expected subsidiary dividends and additional anticipated releases from the Tax Escrow Account however, there can be no assurance that such sources will generate sufficient cash. Refer to the “Liquidity–MBIA Inc. Liquidity” section for additional information on MBIA Inc.’s liquidity position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

MBIA Corp.

MBIA Corp.’s primary strategies are maximizing the value of its insured portfolio through the collection of excess spread and put-back recoveries and mitigating MBIA Corp.’s high risk insurance exposures policies. MBIA Corp. has significant negative earned surplus and does not have the statutory capital to pay dividends. In addition, as of July 15, 2014, there was $232 million of accrued and unpaid interest on MBIA Corp.’s outstanding surplus notes, which was significantly in excess of the funds available to make payments on the surplus notes. Also, the New York State Department of Financial Services (“NYSDFS”) has not permitted MBIA Corp. to pay interest on the surplus notes since July of 2012. As a result, management does not expect MBIA Corp. to pay dividends to MBIA Inc. or make payments to the surplus noteholders for the foreseeable future. MBIA Corp. does provide economic value with its contribution to the Company’s net operating loss carryforward. Refer to the “Capital Resources–MBIA Corp.” section for additional information on MBIA Corp.’s surplus notes and statutory capital.

During the six months ended June 30, 2014, MBIA Corp. commuted $3.9 billion of gross par exposure, of which $3.8 billion was previously disclosed, primarily comprising structured commercial mortgage-backed securities (“CMBS”) pools, commercial real estate (“CRE”) collateralized debt obligations (“CDOs”), and first-lien residential mortgage-backed securities (“RMBS”). Subsequent to June 30, 2014, we commuted $238 million of gross par exposure, primarily related to asset-backed securities (“ABS”) CDOs. We continue to evaluate opportunities to terminate or commute additional high risk insurance exposures, although our ability to commute is limited by available liquidity.

MBIA Corp.’s liquidity position was adequate during the six months ended June 30, 2014. MBIA Corp. continues to manage liquidity risk and satisfy all payment obligations when due. Our expected liquidity and capital forecasts for MBIA Corp. and projected collections of excess spread and the remaining put-back recoverable reflect more than adequate resources to pay expected claims. However, there are risks to these forecasts. If MBIA Corp. experiences higher than expected claim payments or lower collections of excess spread or put-back recoverables, it may ultimately have insufficient resources to continue to pay claims, which could cause the NYSDFS to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding.

Management does not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS will have any significant long-term liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK. Refer to the “Liquidity–MBIA Corp. Liquidity” section for additional information on MBIA Corp.’s liquidity position.

Other

In March of 2014, we entered into a lease agreement for the Company’s new headquarters. Refer to “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for further discussion of this lease agreement.

Economic and Financial Market Trends

The recovery in the U.S. economy was modest during the first half of 2014 with consumer spending and the housing sector improving from the harsh winter weather. Although the unemployment rate improved in the second quarter of 2014 to its lowest levels in almost six years, the growth in average wages has been slow. In the second quarter of 2014, the Federal Reserve continued reducing its monthly asset purchase program and to keep short-term interest rates low through 2014. Information concerning our interest rate sensitivity appears in Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.” We believe consumer confidence and spending should improve throughout the rest of 2014 as wages rise and gains in full-time employment are made. However, to ensure sustained job growth and prosperity, we believe that Washington must exhibit greater long-term fiscal discipline and pursue countercyclical economic policies. Although economic growth and employment have shown signs of improvement throughout much of Europe, debt and budget issues, as well as lower-than-expected inflation, continue to pose risks to achieving sustained growth and a return to a robust economy in this region. In addition, the recent tension spurred on by the Ukraine crisis and the growing violence in the Middle East may further impede global growth.

Economic and financial market trends impact MBIA’s business outlook and its financial results. An ongoing low interest rate environment will adversely impact the demand for municipal bond insurance as well as National’s ability to price risk at levels that meet its underwriting objectives and return. However, the consistent gradual improvement of economic indicators at the state and local levels will benefit the performance of our insured public finance portfolio and could reduce the amount of National’s incurred losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Financial Highlights

Our financial results, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been volatile as a result of unrealized gains and losses from our insured credit derivatives, as well as a result of insured losses and recoveries on second-lien RMBS. Our economic performance may also be volatile depending on changes in our loss estimates based on changes in macroeconomic conditions in the U.S. and abroad and deviations in collateral performance from our expectations.

For the three months ended June 30, 2014, we recorded consolidated net income of $120 million or $0.45 per diluted share compared with a consolidated net loss of $178 million, or $0.94 per diluted share for the same period of 2013.

For the six months ended June 30, 2014, we recorded consolidated net income of $376 million or $1.83 per diluted share compared with a consolidated net loss of $14 million, or $0.07 per diluted share for the same period of 2013.

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

For the three months ended June 30, 2014, consolidated adjusted pre-tax income was $39 million compared with an adjusted pre-tax loss of $160 million for the same period of 2013.

For the six months ended June 30, 2014, consolidated adjusted pre-tax loss was $60 million compared with an adjusted pre-tax loss of $180 million for the same period of 2013.

Our consolidated shareholders’ equity increased to $3.8 billion as of June 30, 2014 compared with $3.3 billion as of December 31, 2013. Our consolidated book value per share as of June 30, 2014 was $19.48 compared with $17.05 as of December 31, 2013.

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

As of June 30, 2014, ABV per share was $27.05, down from $27.78 as of December 31, 2013. This decrease was primarily driven by insurance losses and credit impairments and an increase in common shares outstanding. This decrease was partially offset by a reduction in the valuation allowance against the Company’s deferred tax asset from the sale of certain previously impaired assets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except for per share amounts	2014	2013	2014	2013
Total revenues	$187	$112	$764	$331
Total expenses	132	376	305	380

Pre-tax income (loss)	55	(264)	459	(49)
Provision (benefit) for income taxes	(65)	(86)	83	(35)

Net income (loss)	$120	$(178)	$376	$(14)

Net income (loss) per common share:
Basic	$0.61	$(0.94)	$1.93	$(0.07)
Diluted	$0.45	$(0.94)	$1.83	$(0.07)
Weighted average number of common shares outstanding:
Basic	189,169,042	189,163,527	189,101,884	189,135,587
Diluted	192,906,871	189,163,527	193,051,436	189,135,587

Consolidated total revenues for the three months ended June 30, 2014 included $47 million of net losses on insured derivatives compared with $182 million of net losses for the same period of 2013. The net losses on insured derivatives in 2014 were principally the result of claim payments and changes in spreads and pricing of underlying collateral, partially offset by the effects of changes in the weighted average lives on transactions. The net losses on insured derivatives in 2013 were principally the result of favorable changes in the market’s perception of MBIA Corp.’s credit risk, partially offset by commuting derivatives at prices below fair value. Consolidated total expenses for the three months ended June 30, 2014 included $12 million of net insurance loss and LAE compared with $188 million for the same period of 2013. The decrease in net insurance loss and LAE was principally the result of the lower losses from an international road transaction and high yield corporate CDOs.

Consolidated total revenues for the six months ended June 30, 2014 included $422 million of net gains on insured derivatives compared with $243 million of net losses for the same period of 2013. The net gains on insured derivatives in 2014 were principally associated with the reversal of unrealized losses from commutations partially offset by settlement and claim payments. The net losses on insured derivatives in 2013 were principally the result of favorable changes in the market’s perception of MBIA Corp.’s credit risk, partially offset by commuting derivatives at prices below fair value and a decline in the weighted average lives on transactions. Consolidated total expenses for the six months ended June 30, 2014 included $62 million of net insurance loss and LAE compared with a benefit of $6 million for the same period of 2013. The increase in net insurance loss and LAE in 2014 when compared with 2013 was principally related to decreases in recoveries of actual and expected payments related to second-lien RMBS transactions, partially offset by a decrease in losses for certain U.S. public finance transactions.

European Sovereign Debt Exposure

Uncertainties regarding the European sovereign debt crisis have affected the global economy. Outside the U.S., financial guarantee insurance has been used by issuers of sovereign-related and sub-sovereign bonds, structured finance securities, utility debt and financing for public purpose projects, among others. MBIA does not insure any direct European sovereign debt. However, we do insure both structured finance and public finance obligations in select international markets. MBIA’s indirect European sovereign insured debt exposure totaled $8.0 billion as of June 30, 2014 and included obligations of sovereign-related and sub-sovereign issuers, such as regions, departments and sovereign-owned entities that are supported by a sovereign state, region or department. Of the $8.0 billion of insured gross par outstanding, $663 million, $411 million, and $256 million related to Spain, Portugal, and Ireland, respectively. The remaining $6.7 billion related to the U.K. We closely monitor our existing insured European portfolios on an ongoing basis. We consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. We also monitor local accounting, regulatory and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. A default by one or more sovereign issuers could have an adverse effect on our insured debt exposures. The Company has an immaterial amount of direct and indirect European sovereign debt holdings included in its investment portfolios.

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

For the three months ended June 30, 2014, consolidated adjusted pre-tax income (loss) increased compared with the same period of 2013 primarily as a result of decreases in insurance losses and LAE, legal and litigation operating expenses, and impairments on insured credit derivatives.

For the six months ended June 30, 2014, consolidated adjusted pre-tax loss decreased compared with the same period of 2013 primarily as a result of decreases in impairments on insured credit derivatives and legal and litigation operating expenses, partially offset by an increase in insurance losses and LAE and decreases in premiums earned and net gains of financial instruments at fair value and foreign exchange revenues.

The following table presents our consolidated adjusted pre-tax income (loss) (a non-GAAP measure) and provides a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013
Adjusted pre-tax income (loss)	$39	$(160)	$(60)	$(180)
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	(1)	(20)	18	(2)
Mark-to-market gains (losses) on insured credit derivatives	(24)	1,350	814	1,277
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	(41)	1,434	313	1,144

Pre-tax income (loss)	$55	$(264)	$459	$(49)

Adjusted Book Value

As of June 30, 2014, ABV per share (a non-GAAP measure) was $27.05, down from $27.78 as of December 31, 2013. The decrease in ABV per share was primarily driven by insurance losses and credit impairments and an increase in common shares outstanding. This decrease was partially offset by a reduction in the valuation allowance against the Company’s deferred tax asset from the sale of certain previously impaired assets.

The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

In millions except share and per share amounts	As of June 30, 2014	As of December 31, 2013
Total shareholders’ equity of MBIA Inc.	$3,787	$3,278
Common shares outstanding	194,435,138	192,249,884
Book value per share	$19.48	$17.05
Reverse net unrealized (gains) losses included in other comprehensive income (after-tax)	(0.32)	0.37
Add net unearned premium revenue (after-tax) (1)(2)	7.67	8.39
Add present value of insured derivative installment revenue (after-tax) (3)	0.15	0.21
Subtract deferred acquisition costs (after-tax)	(0.83)	(0.90)
Reverse cumulative net loss from consolidating certain VIEs (after-tax) (4)	0.30	0.38
Reverse cumulative unrealized loss on insured credit derivatives (after-tax)	1.11	3.87
Subtract cumulative impairments on insured credit derivatives (after-tax) (3)	(0.51)	(1.59)

Total adjustments per share	7.57	10.73

Adjusted book value per share	$27.05	$27.78

(1) -	Consists of financial guarantee premiums and fees.

(2) -	The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

(3) -	The discount rate on insured derivative installment revenue and impairments was 5% as of June 30, 2014 and December 31, 2013.

(4) -	Represents the impact on book value per share of consolidated VIEs that are not considered business enterprises of the Company.

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

The following table presents our U.S. public finance insurance segment results for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2014	2013		2014	2013
Net premiums earned	$67	$102	-34%	$132	$205	-36%
Net investment income	27	35	-23%	60	84	-29%
Fees and reimbursements	1	1	-%	3	3	-%
Realized gains (losses) and other settlements on insured derivatives	-	-	-%	1	-	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	15	(2)	n/m	19	30	-37%

Total revenues	110	136	-19%	215	322	-33%

Losses and loss adjustment	17	66	-74%	3	70	-96%
Amortization of deferred acquisition costs	15	21	-29%	29	43	-33%
Operating	16	35	-54%	29	53	-45%

Total expenses	48	122	-61%	61	166	-63%

Pre-tax income	$62	$14	n/m	$154	$156	-1%

n/m - Percent change not meaningful.

For the three and six months ended June 30, 2014 and 2013, we did not write any U.S. public finance insurance as we maintained our underwriting and pricing discipline in a market where low interest rates, narrow spreads and competitive pricing levels were inconsistent with meeting our return targets. During the first six months of 2014, S&P upgraded National’s rating to AA- with a stable outlook, Moody’s upgraded National to a rating of A3 with a stable outlook, and subsequent to June 30, 2014, Moody’s affirmed National’s A3 rating and changed the outlook to negative. In addition, Kroll Bond Rating Agency assigned National a AA+ insurer financial strength rating with a stable outlook. With these current ratings, National has begun executing its business plan and seeks to support the credit enhancement needs of municipal debt issuers across the U.S. National maintains underwriting criteria for most municipal risk types and expects opportunities for new business across the spectrum of municipal sectors. National’s underwriting criteria does not limit it to particular sectors. We expect that the majority of its new business will be in the general obligation, tax-backed and revenue bond sectors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for the three months ended June 30, 2014 compared with the same period of 2013 resulted from a decrease in refunded premiums earned of $22 million and a decrease in scheduled premiums earned of $14 million. The decrease in net premiums earned for the six months ended June 30, 2014 compared with the same period of 2013 resulted from a decrease in refunded premiums earned of $46 million and a decrease in scheduled premiums earned of $26 million. Scheduled premium earnings declined due to the refunding and maturity of insured issues within our U.S. public finance portfolio with no new insurance writings. Refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of scheduled premiums that would have been earned in the current period. Refundings have experienced a decline when compared to the prior period due to an overall decrease in municipal market issuance.

NET INVESTMENT INCOME The decreases in net investment income for the three and six months ended June 30, 2014 compared with the same periods of 2013 were primarily due to a lower yield on investment assets as a result of investing the proceeds from the repayment of the National Secured Loan by MBIA Corp. in May of 2013.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The increase in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended June 30, 2014 compared with the same period of 2013 was primarily due to increases in net realized gains from the sales of securities from the ongoing management of our U.S. public finance insurance investment portfolio and mark-to-market gains on financial instruments. The decrease in net gains (losses) on financial instruments at fair value and foreign exchange for the six months ended June 30, 2014 compared with the same period of 2013 was principally due to decreases in net realized gains from the sales of securities from the ongoing management of our U.S. public finance insurance investment portfolio partially offset by mark-to-market gains on financial instruments.

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

The following table presents information about our U.S. public finance insurance loss and LAE expenses for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2014	2013		2014	2013
Loss and LAE related to actual and expected payments	$23	$105	-78%	$(2)	$110	-102%
Recoveries of actual and expected payments	(6)	(38)	-84%	5	(39)	-113%

Gross losses incurred	17	67	-75%	3	71	-96%
Reinsurance	-	(1)	-100%	-	(1)	-100%

Losses and loss adjustment expenses	$17	$66	-74%	$3	$70	-96%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The losses and LAE for the three and six months ended June 30, 2014, primarily related to Puerto Rico exposures, partially offset by decreases in reserves for certain general obligation bonds. The losses and LAE for the same periods of 2013 related to increases in reserves for certain general obligation bonds.

The following table presents information about our U.S. public finance insurance loss and LAE reserves and recoverables as of June 30, 2014 and December 31, 2013:

In millions	June 30, 2014	December 31, 2013	Percent Change
Gross loss and LAE reserves	$120	$147	-18%
Expected recoveries on unpaid losses	(50)	(60)	-17%

Loss and LAE reserves	$70	$87	-20%

Insurance loss recoverable	$14	$13	8%
Reinsurance recoverable on paid and unpaid losses (1)	$1	$1	0%

(1) - Reported within “Other assets” on our consolidated balance sheets.

Loss and LAE reserves as of June 30, 2014 decreased compared with December 31, 2013 primarily as a result of decreases in expected payments on certain general obligation bonds.

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and National has already paid a claim and also for which a payment default has not yet occurred, but a claim is expected in the future. The following table includes LAE reserves, but excludes par outstanding, as of June 30, 2014 and December 31, 2013 for two issues and one issue, respectively, that had no expected future claim payments, but for which National was obligated to pay LAE incurred in prior periods. As of June 30, 2014 and December 31, 2013, loss and LAE reserves comprised the following:

	Number of Issues (1)		Loss and LAE Reserve		Par Outstanding
$ in millions	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Gross of reinsurance:
Issues with defaults	7	7	$40	$74	$596	$621
Issues without defaults	7	7	30	13	1,612	87

Total gross of reinsurance	14	14	$70	$87	$2,208	$708

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

Par outstanding as of June 30, 2014 increased compared with December 31, 2013 as a result from the addition of a Puerto Rico issue to our classified list.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and six months ended June 30, 2014 and 2013 are presented in the following table:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2014	2013		2014	2013
Gross expenses	$16	$35	-54%	$29	$53	-45%

Amortization of deferred acquisition costs	$15	$21	-29%	$29	$43	-33%
Operating	16	35	-54%	29	53	-45%

Total insurance operating expenses	$31	$56	-45%	$58	$96	-40%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three and six months ended June 30, 2014 compared with the same periods of 2013 due to decreases in consulting fees and legal and litigation related costs partially offset by increases in costs associated with support provided by our corporate segment. Amortization of deferred acquisition costs decreased for the three and six months ended June 30, 2014 compared with the same periods of 2013 due to lower refunding activity in 2014. We did not defer a material amount of policy acquisition costs during the first half of 2014 or 2013.

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

The following table presents the credit quality distribution of MBIA’s U.S. public finance outstanding gross par insured as of June 30, 2014 and December 31, 2013. Capital appreciation bonds (“CABs”) are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions Rating	June 30, 2014		December 31, 2013
	Amount	%	Amount	%
AAA	$14,613	5.8%	$16,293	5.9%
AA	121,137	47.7%	133,188	48.1%
A	91,844	36.1%	99,631	36.0%
BBB	17,315	6.8%	23,127	8.3%
Below investment grade	9,104	3.6%	4,607	1.7%

Total	$254,013	100.0%	$276,846	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

National has exposure to the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”). Puerto Rico is experiencing fiscal stress. However it has taken proactive actions to address its significant economic challenges, including the passage of the first balanced general fund budget in 22 years for the fiscal year ending on June 30, 2015, the passage of comprehensive reform of its employee retirement system, and the recent enactment of the Fiscal Sustainability Act, which allows the government to exercise emergency powers to deal with its fiscal crisis. Under this Act, the government could institute a number of steps to lower spending on government operations and labor by renegotiating its public employees’ contracts. Given the fiscal and economic challenges that Puerto Rico is facing, we continue to monitor our exposures there closely. Refer to the following “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures by bond type.

U.S. Public Finance Insurance Puerto Rico Exposures

The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of June 30, 2014.

In millions	Gross Par Outstanding	National Internal Rating
Puerto Rico Electric Power Authority (PREPA)(1)	$1,531	d
Puerto Rico Commonwealth GO(1)	1,238	bbb3
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)(1)	801	bb3
Puerto Rico Sales Tax Financing Corporation (COFINA) (1)	684	a1
Puerto Rico Government Development Bank GO	267	bbb3
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	173	bb2
University of Puerto Rico System Revenue	94	bbb3
Inter American University of Puerto Rico Inc.	29	a3
Puerto Rico Industrial Development Company	15	bbb1

Total	$4,832

(1) -	Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy.

In June of 2014, the Governor of Puerto Rico signed into law the Puerto Rico Public Corporations Debt Enforcement and Recovery Act (the “Recovery Act”) that establishes a restructuring framework for allowing certain of its public corporations to address their financial difficulties. Many of Puerto Rico’s instrumentalities and all of its municipalities are insulated from the Recovery Act as the law principally applies to three public corporations referred to as PRHTA (highway authority), PREPA (power authority) and Puerto Rico Aqueduct and Sewer Authority (water and sewer authority). According to the government, the intent behind implementing this extraordinary action was to stabilize the island’s fiscal condition, promote economic growth and protect and reinforce Puerto Rico’s credit. Despite its intent, the law was immediately challenged on constitutional grounds in U.S. District Court by two large municipal bond investment funds. Although the Recovery Act is intended to restore the solvency of public corporations over the long term, procedural steps may afford these public corporations to suspend debt payments while proceedings are underway. Largely as a result of the new Recovery Act, the ratings of certain Puerto Rico issuers were downgraded deeper into non-investment grade status by the rating agencies. These rating actions have constrained and continue to constrain traditional market access for Puerto Rico and certain of its instrumentalities, further straining liquidity. While Puerto Rico is experiencing fiscal stress that could lead to defaults on its debt obligations, it continues to take proactive actions to address its significant financial challenges, including the passage of a balanced budget for the fiscal year ending on June 30, 2015 and the recent enactment of the Fiscal Sustainability Act, which allows the government to exercise emergency powers to deal with its fiscal crisis. In addition, although we have downgraded our internal rating of certain Puerto Rico issuers to below investment grade, all of the insured obligations included in the preceding table are presently current on debt service payments.

National’s outstanding gross par exposure to Puerto Rico was reduced by $290 million on July 1, 2014 as a result of debt service payments made by Puerto Rico, including $109 million of debt service payments on exposure to the Puerto Rico Electric Power Authority (“PREPA”). Following the July 1 debt service payment date, PREPA announced that it did not make a June 25, 2014 deposit to the bond service account and redemption account used to fund debt service payments on its bonds. PREPA also announced that in order to cover the shortfall in the amounts available to make the July 1 debt service payment, the trustee for the bonds withdrew approximately $41.6 million from the reserve account for the bonds, which amount included approximately $10.6 million in excess of the amount of interest determined by PREPA to be payable on the bonds within the ensuing twelve months.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our structured finance and international insurance segment results for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2014	2013		2014	2013
Net premiums earned	$31	$35	-11%	$64	$71	-10%
Net investment income	5	4	25%	10	9	11%
Fees and reimbursements	16	23	-30%	30	47	-36%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(24)	(1,532)	-98%	(394)	(1,520)	-74%
Unrealized gains (losses) on insured derivatives	(23)	1,350	-102%	815	1,277	-36%

Net change in fair value of insured derivatives	(47)	(182)	-74%	421	(243)	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	13	12	8%	10	34	-71%
Revenues of consolidated VIEs:
Net investment income	13	12	8%	25	25	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	22	73	-70%	24	104	-77%
Other net realized gains (losses)	-	1	-100%	-	1	-100%

Total revenues	53	(22)	n/m	584	48	n/m

Losses and loss adjustment	(5)	122	-104%	59	(76)	n/m
Amortization of deferred acquisition costs	16	24	-33%	35	57	-39%
Operating	15	35	-57%	30	61	-51%
Interest	27	41	-34%	55	99	-44%
Expenses of consolidated VIEs:
Operating	2	2	-%	5	7	-29%
Interest	10	10	-%	20	20	-%

Total expenses	65	234	-72%	204	168	21%

Pre-tax income (loss)	$(12)	$(256)	-95%	$380	$(120)	n/m

n/m - Percent change not meaningful.

For the three and six months ended June 30, 2014 and 2013, we did not have any new structured finance and international insurance writings. As of June 30, 2014, MBIA Corp.’s total insured gross par outstanding was $69.0 billion. The lack of insurance writings in our structured finance and international insurance segment reflects the insurance financial strength credit ratings assigned to MBIA Corp. by the major rating agencies. Pre-tax income (loss) in each of the periods included in the preceding table was primarily driven by changes in the fair value of our insured credit derivatives, which reflects changes in the market’s perception of MBIA Corp.’s credit risk.

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

Adjusted pre-tax loss for the three and six months ended June 30, 2014 decreased compared with the same periods of 2013 principally due to decreases in credit impairments on insured credit derivatives, legal and litigation costs and interest expense from the National Secured Loan, which was repaid in full in May of 2013. These decreases were partially offset by a decrease in net gains on financial instruments at fair value and foreign exchange.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the adjusted pre-tax income (loss) of our structured finance and international insurance segment and a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2014	2013	Change	2014	2013	Change
Adjusted pre-tax income (loss)	$(28)	$(93)	-70%	$(138)	$(190)	-27%
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	(1)	(79)	-99%	17	(63)	-127%
Mark-to-market gain (loss) on insured credit derivatives	(24)	1,350	-102%	814	1,277	-36%
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	(41)	1,434	-103%	313	1,144	-73%

Pre-tax income (loss)	$(12)	$(256)	-95%	$380	$(120)	n/m

n/m - Percent change not meaningful.

NET PREMIUMS EARNED Our structured finance and international insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. In addition, the Company generates net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2014	2013		2014	2013
Net premiums earned:
U.S.	$9	$13	-31%	$19	$26	-27%
Non-U.S.	22	22	-%	45	45	-%

Total net premiums earned	$31	$35	-11%	$64	$71	-10%

VIEs (eliminated in consolidation)	$3	$4	-25%	$7	$7	-%

Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Structured finance and international net premiums earned decreased for the three and six months ended June 30, 2014 compared with the same periods of 2013 primarily due to the maturity and early settlement of insured transactions with no material writings of new insurance policies.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The following table presents the net premiums and fees earned related to derivatives and the components of the net change in fair value of insured derivatives for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2014	2013		2014	2013
Net premiums and fees earned on insured derivatives	$4	$10	-60%	$8	$23	-65%
Realized gains (losses) on insured derivatives	(28)	(1,542)	-98%	(402)	(1,543)	-74%

Realized gains (losses) and other settlements on insured derivatives	(24)	(1,532)	-98%	(394)	(1,520)	-74%
Unrealized gains (losses) on insured derivatives	(23)	1,350	-102%	815	1,277	-36%

Net change in fair value of insured derivatives	$(47)	$(182)	-74%	$421	$(243)	n/m

n/m - Percent change not meaningful.

The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and scheduled amortizations. For the three and six months ended June 30, 2014, realized losses on insured derivatives resulted primarily from settlements and claim payments on CMBS transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the three months ended June 30, 2014, unrealized losses on insured derivatives were principally associated with unfavorable movements in spreads and pricing on collateral, the effects of MBIA’s nonperformance risk on its derivative liabilities and collateral erosion, partially offset by shorter weighted average lives on transactions. For the three months ended June 30, 2013, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations, partially offset by the effects of MBIA’s nonperformance risk on its derivative liabilities.

For the six months ended June 30, 2014, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations. For the six months ended June 30, 2013, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations and changes in weighted average lives on transactions, partially offset by the effects of MBIA’s nonperformance risk on its derivative liabilities.

As of June 30, 2014, MBIA Corp.’s five year CDS cost was 9.81% upfront plus 5% per annum compared with 8.38% upfront plus 5% per annum as of June 30, 2013. Our mark-to-market on insured credit derivatives uses the most appropriate of the one to ten year CDS cost for each transaction, and those costs ranged from 0.64% upfront plus 5% per annum to 13.16% upfront plus 5% per annum as of June 30, 2014. As of June 30, 2013, those costs ranged from -0.06% upfront plus 5% per annum to 13.50% upfront plus 5% per annum.

As of June 30, 2014, MBIA Corp. had $16.0 billion of gross par outstanding on insured credit derivatives compared with $16.7 billion and $24.0 billion as of March 31, 2014 and December 31, 2013, respectively. The decrease in gross par outstanding was primarily due to commutations, contractual terminations, amortizations and maturities. During the six months ended June 30, 2014, seven insured issues, representing $7.5 billion in gross par outstanding, either matured or were contractually settled.

Since our insured credit derivatives have similar terms, conditions, risks, and economic profiles as our financial guarantee insurance policies, we evaluate them for impairment periodically in the same way that we estimate loss and LAE for our financial guarantee policies. Credit impairments on insured derivatives represent actual payments plus the present values of our estimates of expected future claim payments, net of expected future recoveries. MBIA Corp.’s expected future claim payments were discounted using a rate of 5.09%, the same rate used to calculate its statutory loss reserves as of June 30, 2014. MBIA UK Insurance Limited used a rate of 2.50% to discount its expected future claim payments and statutory loss reserves. We estimated that additional credit impairments on insured derivatives (excluding LAE) for the six months ended June 30, 2014 were $82 million across eight insured issues. As of June 30, 2014, statutory loss and LAE reserves and credit impairments were $178 million. Refer to the following “Loss and Loss Adjustment Expenses” section for additional information about credit impairments on insured derivatives.

Our estimate of credit impairments, a non-GAAP measure, may differ from the fair values recorded in our consolidated financial statements. The Company believes its disclosure of credit impairments on insured derivatives provides additional meaningful information about potential realized losses on these contracts. The fair value of an insured derivative contract will be influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments. In the absence of credit impairments or the termination of derivatives at losses, the cumulative unrealized losses recorded from insured derivatives should reverse before or at the maturity of the contracts. Contracts also may be settled prior to maturity at amounts that may be more or less than their recorded fair values. Those settlements can result in realized gains or losses, and will result in the reversal of unrealized gains or losses. The Company is not required to post collateral to counterparties of these contracts. Refer to “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 for information on legislative changes that could require collateral posting by MBIA Corp. notwithstanding the contract terms.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The decrease in net gains on financial instruments at fair value and foreign exchange for the six months ended June 30, 2014 compared with the same period of 2013 was primarily due to the revaluation of non-functional currency cash and a decrease in net realized gains from the sales of securities.

REVENUES OF CONSOLIDATED VIEs For the three months ended June 30, 2014, total revenues of consolidated VIEs were $35 million compared with $86 million for the same period of 2013. This decrease was primarily related to decreases in net gains from second-lien RMBS put-back claims on ineligible mortgage loans and lower mark-to-market gains on assets of consolidated VIEs due to fluctuations in collateral pricing. For the six months ended June 30, 2014, total revenues of consolidated VIEs were $49 million compared with $130 million for the same period of 2013. This decrease was primarily related to a decrease in net gains from second-lien RMBS put-back claims on ineligible mortgage loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

LOSS AND LOSS ADJUSTMENT EXPENSES MBIA’s insured portfolio management group within our structured finance and international insurance business is responsible for monitoring structured finance and international insured obligations. The level and frequency of monitoring of any insured obligation depends on the type, size, rating and performance of the insured issue.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the Company’s loss reserving policy and additional information related to its loss reserves.

Summary of Financial Guarantee Insurance Losses and LAE

The following table presents information about our financial guarantee insurance losses and LAE recorded in accordance with GAAP for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2014	2013		2014	2013
Losses and LAE related to expected payments	$(44)	$102	-143%	$4	$101	-96%
Recoveries of expected payments	38	21	81%	55	(176)	-131%

Gross losses incurred	(6)	123	-105%	59	(75)	n/m
Reinsurance	1	(1)	n/m	-	(1)	-100%

Losses and loss adjustment expenses	$(5)	$122	-104%	$59	$(76)	n/m

n/m - Percent change not meaningful.

For the three months ended June 30, 2014, the benefit in losses and LAE related to expected payments of $44 million included a benefit of $61 million, primarily related to an international road transaction and ABS CDOs, partially offset by $12 million of expense related to insured second-lien RMBS transactions and $5 million of expense related to insured first-lien RMBS transactions. The recoveries of expected payments of $38 million of expense primarily related to decreases in projected collections from excess spread within the insured second-lien RMBS securitizations.

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

For the three months ended June 30, 2013, losses and LAE related to expected payments of $102 million included $100 million of other loss activity, primarily related to an international road transaction, and $32 million related to insured second-lien RMBS transactions. Partially offsetting these losses was a $29 million decrease in expected payments related to insured CMBS transactions. The $21 million decrease in recoveries of expected payments primarily related to a reversal of recoveries related to high yield corporate CDOs, partially offset by an increase in recoveries related to an international road transaction.

For the six months ended June 30, 2014, recoveries of expected payments of $55 million of expense primarily related to decreases in projected collections from excess spread within the insured second-lien RMBS securitizations. Losses and LAE related to expected payments of $4 million included $33 million related to insured first-lien RMBS transactions and $19 million related to insured second-lien RMBS transactions, partially offset by a benefit of $48 million of other loss activity, primarily related to an international road transaction and ABS CDOs.

For the six months ended June 30, 2013, recoveries of expected payments of $176 million included $308 million of recoveries resulting from ineligible mortgage loans included in insured second-lien RMBS exposures that were subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans, partially offset by an $97 million reduction in excess spread within these securitizations and $43 million of other activity. The other activity was primarily the result of a reversal of recoveries related to high yield corporate CDOs, partially offset by an increase in recoveries related to an international road transaction. These recoveries were partially offset by losses and LAE related to expected future payments of $101 million, of which $99 million related to insured second-lien RMBS transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the three and six months ended June 30, 2014, losses and LAE incurred included the elimination of a $13 million benefit and a $7 million expense, respectively, as a result of the consolidation of VIEs. The $13 million benefit included gross losses related to expected payments of $11 million and recoveries of expected payments of $2 million. The $7 million expense included gross losses related to expected payments of $8 million, partially offset by gross recoveries of expected payments of $1 million.

For the three and six months ended June 30, 2013, losses and LAE incurred included the elimination of $100 million and $95 million in benefits, respectively, as a result of the consolidation of VIEs. The $100 million elimination included recoveries of expected payments of $71 million and gross losses related to expected payments of $29 million. The $95 million elimination included gross recoveries of expected payments of $104 million, partially offset by gross losses related to expected payments of $9 million.

The following table presents information about our insurance reserves and recoverable as of June 30, 2014 and December 31, 2013. The Company’s insurance loss recoverable represents expected potential recoveries of paid claims based on probability-weighted net cash inflows discounted at applicable risk-free rates as of the measurement date.

In millions	June 30, 2014	December 31, 2013	Percent Change
Gross loss and LAE reserves	$593	$700	-15%
Expected recoveries on unpaid losses	(109)	(146)	-25%

Loss and LAE reserves	$484	$554	-13%

Insurance loss recoverable	$610	$681	-10%
Insurance loss recoverable—ceded (1)	$5	$5	-%
Reinsurance recoverable on paid and unpaid losses (2)	$6	$7	-14%

(1) -	Reported within "Other liabilities" on our consolidated balance sheets.

(2) -	Reported within "Other assets" on our consolidated balance sheets.

Included in the Company’s loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves, but excludes par outstanding, as of June 30, 2014 and December 31, 2013 for four issues and one issue, respectively, that had no expected future claim payments or par outstanding, but for which the Company was obligated to pay LAE incurred in prior periods. As of June 30, 2014 and December 31, 2013, loss and LAE reserves comprised the following:

$ in millions	Number of Issues (1)		Loss and LAE Reserve		Par Outstanding
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Gross of reinsurance:
Issues with defaults	108	103	$362	$388	$5,570	$6,124
Issues without defaults	15	20	122	166	880	1,029

Total gross of reinsurance	123	123	$484	$554	$6,450	$7,153

(1) -	An "issue" represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

As of June 30, 2014, we had loss and LAE reserves related to our remaining insured second-lien RMBS exposure of $136 million before eliminating $18 million of loss and LAE reserves related to our consolidated VIEs. The loss and LAE reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the excess spread we expect from the performing mortgage loans in the securitizations. As payments are made, a portion of those expected future receipts is recorded within “Insurance loss recoverable” on our consolidated balance sheets. The payments that we make virtually all go to reduce the principal balances of the securitizations.

Aggregate Losses and LAE

The Company faces significant risks and uncertainties related to potential or actual losses from its first and second-lien RMBS, ABS CDO, CMBS and CRE CDO insured exposures. Continued significant adverse developments and higher than expected payments on these exposures and/or lower than expected recoveries on the RMBS exposures, could result in a decline in the Company’s liquidity and statutory capital position.

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

The following tables present the aggregate change in the discounted values of net payments expected to be made on all insurance contracts for the three and six months ended June 30, 2014 and 2013:

Aggregate Losses and LAE (change in discounted values of net payments)

	Three Months Ended June 30, 2014
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other(2)	Total
Increase (decrease) in expected payments	$3	$6	$(30)	$62	$(31)	$10
(Increase) decrease in expected salvage	31	(8)	6	(1)	6	34

Total aggregate losses and LAE	$34	$(2)	$(24)	$61	$(25)	$44

(1) -	Includes HELOC loans and CES.

(2) -	Primarily represents an international road transaction.

	Three Months Ended June 30, 2013
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other(2)	Total
Increase (decrease) in expected payments	$25	$10	$(37)	$96	$102	$196
(Increase) decrease in expected salvage	(68)	(1)	(3)	(17)	19	(70)

Total aggregate losses and LAE	$(43)	$9	$(40)	$79	$121	$126

(1) -	Includes HELOC loans and CES.

(2) -	Primarily represents an international road transaction and high yield corporate CDOs.

Aggregate Losses and LAE (change in discounted values of net payments)

	Six Months Ended June 30, 2014
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other(2)	Total
Increase (decrease) in expected payments	$19	$32	$(13)	$80	$(24)	$94
(Increase) decrease in expected salvage	52	(6)	5	1	2	54

Total aggregate losses and LAE	$71	$26	$(8)	$81	$(22)	$148

(1) -	Includes HELOC loans and CES.

(2) -	Primarily represents an international road transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

	Six Months Ended June 30, 2013
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other(2)	Total
Increase (decrease) in expected payments	$134	$(2)	$(80)	$381	$92	$525
(Increase) decrease in expected salvage	(323)	(5)	2	(20)	45	(301)

Total aggregate losses and LAE	$(189)	$(7)	$(78)	$361	$137	$224

(1) -	Includes HELOC loans and CES.

(2) -	Primarily represents an international road transaction and high yield corporate CDOs.

The decrease in total aggregate losses and LAE for the three and six months ended June 30, 2014 compared with the same period of 2013 primarily resulted from a decrease in expected payments on an international road transaction and CMBS exposures, partially offset by an increase in recoveries of ineligible mortgage loans included in insured second-lien RMBS exposures in 2013 with no comparable increase in 2014. Furthermore, in 2013 there was a reversal of recoveries related to high yield corporate CDOs.

In addition to the information presented above, the following tables present aggregate losses and LAE for the three and six months ended June 30, 2014 and 2013 by insurance type:

Aggregate Losses and LAE by Insurance Type (change in discounted values of net payments)

	Three Months Ended June 30, 2014
In millions	Second-lien RMBS (1)	First-lien RMBS	ABS CDO	CMBS	Other(2)	Total
Financial guarantee insurance (3)	$47	$(3)	$(23)	$(1)	$(25)	$(5)
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation) (4)	(13)	1	(1)	-	-	(13)
Insured credit derivatives (statutory basis) (5)	-	-	-	62	-	62

Total aggregate losses and LAE	$34	$(2)	$(24)	$61	$(25)	$44

(1) -	Includes HELOC loans and CES.

(2) -	Primarily represents an international road transaction.

(3) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(4) -	Represents losses eliminated upon the consolidation of insured VIEs.

(5) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company's consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

	Three Months Ended June 30, 2013
In millions	Second-lien RMBS (1)	First-lien RMBS	ABS CDO	CMBS	Other(2)	Total
Financial guarantee insurance (3)	$33	$9	$(11)	$(30)	$121	$122
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation) (4)	(76)	-	(24)	-	-	(100)
Insured credit derivatives (statutory basis) (5)	-	-	(5)	109	-	104

Total aggregate losses and LAE	$(43)	$9	$(40)	$79	$121	$126

(1) -	Includes HELOC loans and CES.

(2) -	Primarily represents an international road transaction and high yield corporate CDOs.

(3) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(4) -	Represents losses eliminated upon the consolidation of insured VIEs.

(5) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company's consolidated statements of operations.

Aggregate Losses and LAE by Insurance Type (change in discounted values of net payments)

	Six Months Ended June 30, 2014
In millions	Second-lien RMBS (1)	First-lien RMBS	ABS CDO	CMBS	Other(2)	Total
Financial guarantee insurance (3)	$72	$27	$(17)	$(1)	$(22)	$59
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation) (4)	(1)	(1)	9	-	-	7
Insured credit derivatives (statutory basis) (5)	-	-	-	82	-	82

Total aggregate losses and LAE	$71	$26	$(8)	$81	$(22)	$148

(1) -	Includes HELOC loans and CES.

(2) -	Primarily represents an international road transaction.

(3) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(4) -	Represents losses eliminated upon the consolidation of insured VIEs.

(5) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company's consolidated statements of operations.

	Six Months Ended June 30, 2013
In millions	Second-lien RMBS (1)	First-lien RMBS	ABS CDO	CMBS	Other(2)	Total
Financial guarantee insurance (3)	$(120)	$(7)	$(48)	$(38)	$137	$(76)
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation) (4)	(69)	-	(26)	-	-	(95)
Insured credit derivatives (statutory basis) (5)	-	-	(4)	399	-	395

Total aggregate losses and LAE	$(189)	$(7)	$(78)	$361	$137	$224

(1) -	Includes HELOC loans and CES.

(2) -	Primarily represents an international road transaction and high yield corporate CDOs.

(3) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(4) -	Represents losses eliminated upon the consolidation of insured VIEs.

(5) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company's consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the aggregate loss and LAE reserves and insurance loss recoverables as of June 30, 2014 and December 31, 2013:

In millions	Financial Guarantee Insurance(1)	Financial Guarantee Insurance Related to Consolidated VIEs (2)	Insured Credit Derivative Impairments and LAE (3)	Reinsurance(4)	Total Aggregate Loss (5)
Gross loss and LAE reserves as of December 31, 2013	$554	$271	$476	$(7)	$1,294
Gross insurance loss recoverable as of December 31, 2013	(681)	(540)	(21)	5	(1,237)

Total reserves (recoverable) as of December 31, 2013	(127)	(269)	455	(2)	57
Ceded reserves	(2)	-	-	2	-

Net reserves as of December 31, 2013	(129)	(269)	455	-	57
Total aggregate losses and LAE incurred	59	7	82	-	148
(Payments) collections and other	(57)	(12)	(359)	-	(428)

Net reserves as of June 30, 2014	(127)	(274)	178	-	(223)
Ceded reserves	1	-	-	(1)	-

Total reserves (recoverable) as of June 30, 2014	$(126)	$(274)	$178	$(1)	$(223)

Gross loss and LAE reserves as of June 30, 2014	$484	$253	$187	$(6)	$918
Gross insurance loss recoverable as of June 30, 2014	(610)	(527)	(9)	5	(1,141)

Total reserves (recoverable) as of June 30, 2014	$(126)	$(274)	$178	$(1)	$(223)

(1) -	Included in “Losses and loss adjustment,” “Loss and loss adjustment expense reserves,” and “Insurance loss recoverable” on the Company’s consolidated financial statements.

(2) -	Represents loss expense, reserves and insurance loss recoverable eliminated upon the consolidation of insured VIEs.

(3) -	Represents statutory losses and LAE and recoveries for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company's consolidated statements of operations and the fair value of these contracts are recorded in "Derivative liabilities" on the Company's consolidated balance sheets.

(4) -	Represents “Losses and loss adjustment,” “Loss and loss adjustment expense reserves” and “Insurance loss recoverable” on the Company's consolidated financial statements that are ceded to third-party reinsurers under insurance contracts. As of June 30, 2014 and December 31, 2013, there was a $1 million and $2 million receivable, respectively.

(5) -	Represents totals after ceding to third-party reinsurers under insurance contracts.

As of June 30, 2014, our estimated recoveries from excess spread within insured second-lien RMBS was $750 million. Included in the total aggregate insurance loss recoverable was $737 million, of which $168 million was included in consolidated VIEs, and included in the total aggregate loss and LAE reserves was $13 million, of which $5 million was included in consolidated VIEs.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Structured finance and international insurance segment expenses for the three and six months ended June 30, 2014 and 2013 are presented in the following table:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2014	2013		2014	2013
Gross expenses	$15	$37	-59%	$31	$66	-53%

Amortization of deferred acquisition costs	$16	$24	-33%	$35	$57	-39%
Operating	15	35	-57%	30	61	-51%

Total insurance operating expenses	$31	$59	-47%	$65	$118	-45%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three months ended June 30, 2014 compared with the same period of 2013 primarily due to decreases in consulting fees, compensation expense and costs associated with support provided by our corporate segment. Gross expenses decreased for the six months ended June 30, 2014 compared with the same period of 2013 primarily due to decreases in consulting fees, compensation expense, costs associated with support provided by our corporate segment and legal and litigation related costs. The decreases in the amortization of deferred acquisition costs for the three and six months ended June 30, 2014 compared with the same periods of 2013 principally reflect the acceleration of deferred costs into earnings in prior periods as policies were terminated. Operating expenses decreased for the three and six months ended June 30, 2014 compared with the same periods of 2013 due to decreases in gross expenses. We did not defer a material amount of policy acquisition costs during the first half of 2014 or 2013. Policy acquisition costs in these periods were primarily related to ceding commission income and premium taxes on installment policies written in prior periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE Interest expense incurred by our structured finance and international insurance segment decreased for the three and six months ended June 30, 2014 compared with the same periods of 2013 primarily due to the repayment of the National Secured Loan in May of 2013.

INSURED PORTFOLIO EXPOSURE The credit quality of our structured finance and international insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of June 30, 2014 and December 31, 2013, 23% of our structured finance and international insured portfolio, was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

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

As of June 30, 2014, MBIA Corp.’s $20.9 billion CDO portfolio represented 30% of its total insured gross par outstanding of $69.0 billion. As of December 31, 2013, MBIA Corp.’s $29.7 billion CDO portfolio represented 37% of its total insured gross par outstanding of $80.4 billion. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

In billions	Gross Par Outstanding as of
Collateral Type	June 30, 2014	December 31, 2013	Percent Change
Multi-sector CDOs	$1.3	$1.5	-13%
Investment grade corporate CDOs	11.2	15.6	-28%
High yield corporate CDOs	4.0	4.3	-7%
Commercial real estate pools and CRE CDOs	4.4	8.3	-47%

Total	$20.9	$29.7	-30%

Multi-Sector CDOs

The multi-sector CDO portfolio is comprised of 11 transactions insured in the primary market between 2002 and 2006 and 18 transactions insured in the secondary market between 2000 and 2004. The underlying collateral in MBIA Corp.’s insured multi-sector CDO transactions is comprised of RMBS, other multi-sector CDOs, corporate CDOs, collateralized loan obligations, ABS (e.g., securitizations of auto receivables, credit cards, etc.), CRE CDOs, CMBS and corporate credits.

Generally, we are subject to a claim on a multi-sector CDO when the insured tranche incurs an interest or principal shortfall. Such shortfalls result once the underlying collateral supporting the transaction no longer generates enough cash flow to support the insured notes. MBIA Corp.’s payment obligation after a default insures current interest and ultimate principal. Original subordination levels for transactions insured in the primary market ranged from 10% to 31%. Current subordinations range from 0% to 31%.

The significant erosion of subordination in our multi-sector CDO transactions principally resulted from the underperformance of RMBS and CDO collateral. The erosion of subordination in these transactions increases the likelihood that MBIA Corp. will pay claims. As of June 30, 2014, there were credit impairment estimates for 20 classified multi-sector CDO transactions for which MBIA Corp. expects to incur actual net claims in the future, representing 69% of all MBIA Corp.-insured multi-sector CDO transactions (including both CDS and non-CDS contracts). Of the remaining transactions, 14% are on our “Caution List” and 17% continue to perform at or close to our original expectations. In the event of further performance deterioration of the collateral referenced or held in our multi-sector CDO transactions, the amount of credit impairments could increase materially.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of June 30, 2014, our gross par exposure to multi-sector CDOs of $1.3 billion represented 2% of MBIA Corp.’s total gross par insured.

Investment Grade Corporate CDOs

Our gross par exposure to investment grade CDOs of $11.2 billion represents 54% of MBIA Corp.’s CDO exposure and 16% of MBIA Corp.’s total gross par insured. The portfolio is comprised of eight investment grade corporate CDO exposures insured in 2006 and 2007 referencing pools of predominantly investment grade corporate credits. Two of these pools include limited exposure to other asset classes, including structured finance securities (such as RMBS and CDOs). Our investment grade corporate CDO policies guarantee coverage of losses on collateral assets once a deductible has been eroded, and are highly customized structures. The Company’s insured investment grade corporate CDOs have experienced erosion of subordination due to the default of underlying referenced corporate and structured finance securities, but we currently do not expect losses on MBIA Corp.’s insured tranches. Original subordination levels for six of the investment grade corporate CDO policies referencing only direct corporate credit ranged from 17% to 30%. Current subordination levels for these six policies are between 12% and 28%.

Our gross par exposure to insured investment grade corporate CDOs includes $4.5 billion across two transactions that were structured to include buckets (35% of the overall CDO) of references to specific tranches of other investment grade corporate CDOs (monotranches). In such transactions, MBIA Corp.’s insured investment grade corporate CDOs include direct corporate or structured credit reference risks, and monotranche or single layer credit risk referencing a diverse pool of corporate assets or obligors with a specific attachment and a specific detachment point. The referenced monotranches in such CDOs were typically rated double-A and sized to 3.5% of the overall reference risk pool. The inner referenced monotranches are not subject to acceleration and do not give control rights to a senior investor. The inner referenced monotranches have also experienced erosion of subordination due to defaults in their referenced corporate assets. These transactions had original subordination of 25% and current subordination ranges from 16% to 18%.

High Yield Corporate CDOs

Our high yield corporate CDO portfolio, totaling $4.0 billion of gross par exposure, largely comprises middle-market/special- opportunity corporate loan transactions. Our gross par exposure to high yield corporate CDOs represents 19% of MBIA Corp.’s CDO exposure and 6% of MBIA Corp.’s total gross par insured as of June 30, 2014. Original subordination for our high yield corporate portfolio ranged from 22% to 33%. Current subordination is between 9% and 35%. Declines in subordination levels result from defaults in underlying collateral, as well as sales of underlying collateral at discounted prices. Subordination within CDOs may decline further over time as a result of additional collateral deterioration. We do not expect insured losses on our high yield corporate CDO portfolio. Accordingly, as of June 30, 2014, there is no loss reserve established for this portfolio. However, there can be no assurance that the Company will not incur losses as a result of further deterioration in subordination.

Commercial Real Estate Pools and CRE CDOs

The following table presents our gross par exposure to the CRE sector through insured structured transactions primarily comprising CRE collateral. In addition to the table, MBIA Corp. insures approximately $693 million in CRE loan pools, primarily comprising European assets. We do not expect insured losses on our CRE loan pools. These CRE loans are not included in the following “Structured CMBS Pools” and “CRE CDOs” sections.

In billions	Gross Par Outstanding as of
Collateral Type	June 30, 2014	December 31, 2013	Percent Change
Commercial real estate pools	$3.5	$7.1	-51%
CRE CDOs	0.9	1.2	-25%

Total	$4.4	$8.3	-47%

Structured CMBS Pools

As of June 30, 2014, our gross par exposure to structured CMBS pools totaled $3.5 billion and represented approximately 5% of MBIA Corp.’s total gross par insured. Our structured CMBS pool insured transactions are pools of CMBS bonds, Real Estate Investment Trust (“REIT”) debt and other CRE CDOs structured with first loss deductibles. The deductible sizing was a function of the underlying collateral ratings and certain structural attributes. MBIA Corp.’s guarantees for most structured CMBS pool transactions cover losses on collateral assets once the deductibles have been eroded. These deductibles provide credit enhancement and subordination to MBIA’s insured position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

MBIA Corp.’s guarantee generally is in the form of a CDS referencing the static pooled transactions. MBIA Corp. would have a payment obligation if the volume of collateral losses exceeds the deductible level in the transaction. Loss payments on these transactions are generally due upon settlement of individual collateral losses as they occur after any deductible or subordination has been exhausted. Each pool comprising CMBS bonds is ultimately backed by the commercial mortgage loans securitized within each CMBS trust. The same CMBS bonds may be referenced in multiple pools. The Company’s structured CMBS pools are static, meaning that the collateral pool of securitizations cannot be and has not been changed since the origination of the policy. Most transactions comprised similarly rated underlying tranches at inception. The deductible for each transaction varies.

As of June 30, 2014, we had exposure to two static CMBS pools, having $572 million of gross par outstanding, that were originally insured in 2007, and in which substantially all of the underlying collateral comprised CMBS tranches originally rated triple-B and lower. We believe this exposure represents our greatest loss potential within our CMBS portfolio. We are currently paying claims on one of these pools with an insured gross par exposure of $350 million as of June 30, 2014, that is comprised of 2004, 2005 and 2006 vintage collateral. Aside from these original triple-B collateral-backed deals, our $2.9 billion of remaining insured structured CMBS pools primarily consists of transactions backed by collateral originally rated triple-A and originated in 2004, 2005, 2006 or 2007.

Original deductibles for our structured CMBS pools ranged from 5% to 82%. As of June 30, 2014, the deductibles for these transactions ranged from 0% to 84%. Deductibles are eroded as bonds experience realized losses which are ultimately due to liquidations of underlying loan collateral.

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

CRE CDOs

As of June 30, 2014, our gross par exposure to CRE CDOs was approximately $860 million and represented approximately 1% of MBIA Corp.’s total gross par insured. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt, and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. These transactions benefit from typical CDO structural features such as cash diversion triggers, collateral quality tests, and manager replacement provisions. MBIA Corp. guarantees timely interest and ultimate principal of these CDOs. As with our other insured CDOs, these transactions were structured with credit protection originally rated triple-A, or a multiple of triple-A, below our guarantee. To the extent losses do occur on these transactions, the principal payments are due at the maturity date, which range from the years 2045 through 2056.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following tables present the gross par outstanding by vintage year of MBIA Corp.’s total direct RMBS insured exposure as of June 30, 2014 and December 31, 2013. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding as of June 30, 2014
In millions	Prime First-lien	Alt-A First-lien		Subprime First-lien		HELOC Second-lien	CES Second-lien	Total
2005 - 2007	$13	$1,379		$254		$2,051	$2,335	$6,032
2004 and prior	142	609		672		449	42	1,914

Total gross par	$155	$1,988	(1)	$926	(2)	$2,500	$2,377	$7,946

(1) - Includes international exposure of $573 million. (2) - Includes international exposure of $6 million.

	Gross Par Outstanding as of December 31, 2013
In millions	Prime First-lien	Alt-A First-lien		Subprime First-lien		HELOC Second-lien	CES Second-lien	Total
2005 - 2007	$14	$1,564		$358		$2,186	$2,560	$6,682
2004 and prior	167	648		742		500	49	2,106

Total gross par	$181	$2,212	(1)	$1,100	(2)	$2,686	$2,609	$8,788

(1) - Includes international exposure of $589 million. (2) - Includes international exposure of $8 million.

During the six months ended June 30, 2014, we paid approximately $13 million of claim payments and LAE, net of reinsurance and collections, on insured second-lien RMBS transactions, or $2 million after eliminating $11 million of net payments made on behalf of consolidated VIEs. Through June 30, 2014, we made claim and LAE payments for 37 out of 43 insured second-lien RMBS policies.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance and Structured Finance and International Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The following table presents information about our reinsurance agreements as of June 30, 2014 for our U.S. public finance and structured finance and international insurance operations:

In millions	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable(1)
Reinsurers
Assured Guaranty Re Ltd.	AA (Stable Outlook)	Baa1 (Negative Outlook)	$3,844	$30	$-
Assured Guaranty Corp.	AA (Stable Outlook)	A3 (Stable Outlook)	2,443	-	7
Overseas Private Investment Corporation	AA+ (Stable Outlook)	Aaa (Stable Outlook)	315	-	-
Others	A- or above	A2 or above	104	3	-

Total			$6,706	$33	$7

(1) -	Total reinsurance recoverable is primarily recoverables on unpaid losses.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of June 30, 2014, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $6.7 billion compared with $7.1 billion as of December 31, 2013. As of June 30, 2014, $5.4 billion of the ceded par outstanding was ceded from our U.S. public finance insurance segment and $1.3 billion was ceded from our structured finance and international insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the results and assets under management of our advisory services segment for the three and six months ended June 30, 2014 and 2013. These results include revenues and expenses from transactions with the Company’s insurance, corporate, and wind-down operations.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2014	2013		2014	2013
Fees	$10	$11	-9%	$19	$22	-14%
Net gains (losses) of financial instruments at fair value and foreign exchange	1	-	n/m	(3)	-	n/m

Total revenues	11	11	-%	16	22	-27%
Operating expenses	13	17	-24%	25	29	-14%

Pre-tax income (loss)	$(2)	$(6)	-67%	$(9)	$(7)	29%

Ending assets under management:
Third-party	$12,457	$16,943	-26%	$12,457	$16,943	-26%
Insurance and corporate	7,061	6,749	5%	7,061	6,749	5%
Asset/liability products and conduits	3,401	4,230	-20%	3,401	4,230	-20%

Total ending assets under management	$22,919	$27,922	-18%	$22,919	$27,922	-18%

n/m - Percent change not meaningful.

For the three months ended June 30, 2014, the favorable change in pre-tax income (loss) compared with the same period of 2013 was primarily due to decreases in compensation, legal and consulting expenses. For the six months ended June 30, 2014, the unfavorable change in pre-tax income (loss) compared with the same period of 2013 was primarily driven by a $3 million loss in foreign exchange from the liquidation of a foreign subsidiary. In addition, during the three and six months ended June 30, 2014, there were decreases in fee revenues due to declines in asset balances managed for third parties and our other segments.

Average third-party assets under management for the six months ended June 30, 2014 and 2013 were $12.6 billion and $17.4 billion, respectively. This decrease was principally due to declines in our pool products and CDO management business.

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

The following table summarizes the consolidated results of our corporate segment for the three and six months ended June 30, 2014 and 2013. The results include revenues and expenses that arise from general corporate activities and from providing support to our other segments.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2014	2013		2014	2013
Net investment income	$5	$8	-38%	$11	$9	22%
Fees	24	17	41%	42	44	-5%
Net gains (losses) on financial instruments at fair value and foreign exchange	93	(29)	n/m	79	(24)	n/m
Other net realized gains (losses)	-	-	-%	1	-	n/m
Revenues of consolidated VIEs:
Other net realized gains (losses)	-	(10)	-100%	(5)	(10)	-50%

Total revenues	122	(14)	n/m	128	19	n/m

Operating	23	34	-32%	45	101	-55%
Interest	11	11	-%	23	23	-%

Total expenses	34	45	-24%	68	124	-45%

Pre-tax income (loss)	$88	$(59)	n/m	$60	$(105)	n/m

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

FEES Fees are generated from support services provided to business units within the Company on a fee-for-service basis. Fees for the three months ended June 30, 2014 increased compared with the same period of 2013 primarily due to a fee paid by our conduit segment for administrative and other services. Fees for the six months ended June 30, 2014 decreased compared with the same period of 2013 due to decreases in fees paid by our conduit segment for administrative and other services. Such fees may vary significantly from period to period.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The changes in net gains (losses) on financial instruments at fair value and foreign exchange for the three and six months ended June 30, 2014 compared with the same periods of 2013 were primarily due to changes in the fair value of outstanding warrants issued on MBIA Inc. common stock and increases in net gains on the sales of investments. The changes in the fair value of outstanding warrants were primarily attributable to fluctuations in MBIA Inc.’s stock price and volatility, which are used in the valuation of the warrants.

REVENUES OF CONSOLIDATED VIEs For the three months ended June 30, 2013 and the six months ended June 30, 2014 and 2013, total revenues of consolidated VIEs related to net losses as a result of the deconsolidation of VIEs.

OPERATING EXPENSES Operating expenses for the three and six months ended June 30, 2014 decreased compared with the same periods of 2013 due to decreases in expenses related to the Bank of America Settlement and compensation expense.

Wind-down Operations

We operate an asset/liability products business in which we historically issued debt and investment agreements insured by MBIA Corp. to capital markets and municipal investors. The proceeds of the debt and investment agreements were used initially to purchase assets that largely matched the duration of those liabilities. We also operated a conduit business in which we funded transactions by issuing debt insured by MBIA Corp. The rating downgrades of MBIA Corp. resulted in the termination and collateralization of certain derivatives and investment agreements and, together with the rising cost and declining availability of funding and liquidity within many of the asset classes in which proceeds were invested, caused the Company to begin winding down its asset/liability products and conduit businesses in 2008. Since the downgrades of MBIA Corp., we have not issued debt in connection with either business and, as a result, the outstanding liability balances and corresponding asset balances will continue to decline over time as liabilities mature, terminate or are retired by us. In the second quarter of 2014, we completed the winding down of our conduit segment with the dissolution of Meridian.

Asset/Liability Products

The following table presents the results of our asset/liability products segment for the three and six months ended June 30, 2014 and 2013. These results include revenues and expenses from transactions with the Company’s other segments.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2014	2013		2014	2013
Net investment income	$5	$6	-17%	$11	$13	-15%
Net gains (losses) on financial instruments at fair value and foreign exchange	(21)	(12)	75%	(58)	(9)	n/m
Net gains (losses) on extinguishment of debt	2	-	n/m	3	4	-25%

Total revenues	(14)	(6)	133%	(44)	8	n/m

Operating	2	2	-%	4	4	-%
Interest	15	21	-29%	33	41	-20%

Total expenses	17	23	-26%	37	45	-18%

Pre-tax income (loss)	$(31)	$(29)	7%	$(81)	$(37)	119%

n/m - Percent change not meaningful.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable changes in net gains (losses) on financial instruments at fair value and foreign exchange for the three and six months ended June 30, 2014 compared with the same periods of 2013 were primarily the result of derivative losses in 2014 compared with gains in 2013 partially offset by declines in losses related to the sales of investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE The decreases in interest expense for the three and six months ended June 30, 2014 compared with the same periods of 2013 were primarily due to the continued maturity and repurchases of liabilities by the Company.

Conduit

Our conduit segment was operated through Meridian. During the six months ended June 30, 2014, we retired the remaining $129 million of outstanding MTNs issued by Meridian and completed the winding down of this business. Meridian was dissolved during the second quarter of 2014. Certain of MBIA’s consolidated subsidiaries had received fees for services provided to Meridian.

For the three months ended June 30, 2014 and 2013, total pre-tax loss was $9 million and $4 million, respectively. The increase in pre-tax loss was primarily due to a $9 million fee paid to our corporate segment for administrative and other services. For the six months ended June 30, 2014 and 2013, total pre-tax loss was $6 million and $15 million, respectively. The decrease in pre-tax loss was primarily due to a $4 million gain on extinguishment of debt and a decrease in interest expense due to the continued repurchases of MTNs by the Company.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2014 and 2013 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013
Pre-tax income (loss)	$55	$(264)	$459	$(49)
Provision (benefit) for income taxes	$(65)	$(86)	$83	$(35)
Effective tax rate	-118.2%	32.6%	18.1%	71.4%

For the six months ended June 30, 2014, our effective tax rate applied to our pre-tax income was lower than the U.S. statutory tax rate of 35% primarily due to a decrease in our valuation allowance against our deferred tax asset from asset sales of previously impaired assets, partially offset by an increase in our reserve for uncertain tax positions. Effective in 2014, the consolidated tax provision is based on actual results and not on an estimated annual effective tax rate.

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

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Corp. Total capital resources was $5.3 billion and $4.8 billion as of June 30, 2014 and December 31, 2013, respectively. MBIA Inc. uses its capital resources to support the business activities of its subsidiaries. As of June 30, 2014, MBIA Inc.’s investments in subsidiaries totaled $4.2 billion.

In addition, MBIA Inc. also supports the MTN and investment agreement obligations originally issued by our asset/liability products segment. MBIA Inc. seeks to maintain sufficient liquidity and capital resources to meet its general corporate needs, including those of its asset/liability products segment, which are in wind-down. As of June 30, 2014 and December 31, 2013, the combined net debt of MBIA Inc.’s corporate segment and asset/liability products segment, which primarily comprised long-term debt, MTNs, investment agreements and derivative liabilities net of cash and investments at amortized cost and a tax receivable from subsidiaries, totaled $1.0 billion and $1.1 billion, respectively. The Company expects that MBIA Inc. will generate sufficient cash to satisfy its net debt and its general corporate needs over time from distributions from its operating subsidiaries. In addition, the Company may also consider raising third-party capital. There can be no assurance that the aforementioned factors will generate sufficient cash to satisfy its net debt. Refer to the following “Liquidity—MBIA Inc. Liquidity” section for additional information about MBIA Inc.’s liquidity.

As of June 30, 2014 and December 31, 2013, total GFL MTNs outstanding were $1.3 billion and $1.4 billion, respectively.

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

Equity securities

During the six months ended June 30, 2014, we repurchased 842,072 common shares of MBIA Inc. under our share repurchase program at a cost of $9 million and an average share price of $11.07 per share. As of June 30, 2014, $14 million was available for future repurchases under the program. In July of 2014, the remaining $14 million available for future repurchases was used to repurchase 1,244,665 common shares of MBIA Inc. at an average share price of $11.03.

Debt securities

In addition to equity repurchases, MBIA Inc. or its subsidiaries may repurchase or redeem their outstanding debt at prices that we deem to be economically advantageous. During the six months ended June 30, 2014, we retired $129 million par value outstanding of MTNs issued by our conduit segment at a cost of approximately 97% of par value. In addition, we repurchased approximately $122 million par value outstanding of GFL MTNs issued by our asset/liability segment at a weighted average cost of approximately 98% of par value.

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

National

Capital and Surplus

National reported total statutory capital of $3.4 billion as of June 30, 2014 compared with $3.3 billion as of December 31, 2013. As of June 30, 2014, statutory capital comprised $1.1 billion of contingency reserves and $2.3 billion of policyholders’ surplus. National had statutory net income of $93 million for the six months ended June 30, 2014. Consistent with our plan to transform our insurance business, the Company received approval from the NYSDFS to reset National’s unassigned surplus to zero, which was effective January 1, 2010. As of June 30, 2014, National’s unassigned surplus was $1.6 billion.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Refer to the following “MBIA Corp.—Capital and Surplus” section for additional information about contingency reserves under the NYIL. National’s policyholders’ surplus would grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. Conversely, dividends and incurred losses would reduce policyholders’ surplus. As of June 30, 2014 and December 31, 2013, National was not in compliance with certain of its single risk limits but was in compliance with its aggregate risk limits.

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

National had a positive earned surplus as of June 30, 2014, which provides National with dividend capacity. As a condition to the NYSDFS’ approval of the simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) between MBIA Inc. and National, the NYSDFS requested that, until the notional amount of the Asset Swap has been reduced to 5% or less of National’s admitted assets, each of MBIA Inc., MBIA Corp. and National provide the NYSDFS with three months prior notice, or such shorter period as the NYSDFS may permit, of its intent to initiate cash dividends on shares of its common stock. During the second quarter of 2014, National provided the NYSDFS with notice if its intention to pay a dividend during the fourth quarter of 2014. In October of 2013, National declared and paid a dividend of $214 million to its ultimate parent, MBIA Inc.

National’s statutory policyholders’ surplus was lower than its GAAP shareholder’s equity by $1.7 billion as of June 30, 2014. U.S. STAT differs from GAAP in certain respects. Refer to “Note 11: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of National within exhibit 99.1 of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 for an explanation of the differences between U.S. STAT and GAAP.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National’s CPR and components thereto, as of June 30, 2014 and December 31, 2013 are presented in the following table:

In millions	As of June 30, 2014	As of December 31, 2013
Policyholders’ surplus	$2,207	$2,086
Contingency reserves	1,148	1,172

Statutory capital	3,355	3,258
Unearned premium reserve	1,548	1,678
Present value of installment premiums (1)	221	226

Premium resources (2)	1,769	1,904
Net loss and LAE reserves (1)	(24)	(87)
Salvage reserves	140	177

Gross loss and LAE reserve	116	90

Total claims-paying resources	$5,240	$5,252

(1) -	Calculated using a discount rate of 3.14% as of June 30, 2014 and December 31, 2013.

(2) -	Includes financial guarantee and insured credit derivative related premiums.

MBIA Corp.

Capital and Surplus

MBIA Corp. reported total statutory capital of $758 million as of June 30, 2014 compared with $825 million as of December 31, 2013. As of June 30, 2014, statutory capital comprised $387 million of contingency reserves and $371 million of policyholders’ surplus. For the six months ended June 30, 2014, MBIA Corp. had a statutory net loss of $74 million, primarily due to losses and LAE incurred partially offset by net premiums earned. MBIA Corp.’s policyholders’ surplus as of June 30, 2014 included a negative unassigned surplus of $1.7 billion. As of June 30, 2014, MBIA Corp.’s policyholders’ surplus was negatively impacted by $166 million because under NYIL it was not permitted to treat as an admitted asset the portion of its investment in subsidiaries in excess of 60% of surplus. This overage was caused by a decrease in MBIA Corp.’s policyholders’ surplus due to additional insured losses during the first six months of 2014. MBIA Corp.’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred and the percentage of its assets invested in subsidiaries continues to increase.

As of June 30, 2014, MBIA Corp. recognized estimated recoveries of $232 million, net of reinsurance and income taxes at a rate of 35%, on a statutory basis related to put-backs of ineligible mortgage loans in its insured transactions and $430 million related to excess spread recoveries on second-lien RMBS, net of reinsurance and income taxes at a rate of 35%. These excess spread recoveries represented 57% of MBIA Corp.’s statutory capital as of June 30, 2014. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

Under NYIL, MBIA Corp. is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Under NYIL, MBIA Corp. is required to invest its minimum surplus and contingency reserves, and 50% of its loss reserves and unearned premium reserves, in certain qualifying assets. Reductions in the contingency reserve may be recognized based on excessive reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As of June 30, 2014, MBIA Corp. had a deficit of qualifying assets required to support its contingency reserves. The deficit was caused by the failure of certain mortgage originators to honor contractual obligations to repurchase ineligible mortgage loans from securitizations we insured thus requiring MBIA Corp. to sell liquid assets in order to make claim payments. The deficit may grow due to additional commutation and claim payments until such time as MBIA Corp. collects additional put-back recoveries. For risks associated with MBIA Corp.’s failure to meet its contingency reserve requirement, see Part I, Item 1A, “Risk Factors-Capital, Liquidity and Market Related Risk Factors- If our insurance companies fail to meet regulatory capital requirements they may become subject to regulatory action” in MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of June 30, 2014, MBIA Corp. exceeded its aggregate risk limits under the NYIL by $128 million. The overage was caused by the decrease in statutory capital described above. MBIA Corp. previously notified the NYSDFS of the overage and submitted a plan to achieve compliance with the limits in accordance with the NYIL. If MBIA Corp. is not in compliance with its aggregate risk limits, the NYSDFS may prevent MBIA Corp. from transacting any new financial guarantee insurance business until it no longer exceeds the limitations. In 2014 and 2013, MBIA Corp. reported additional overages to the NYSDFS with respect to its single risk limits due to changes in its statutory capital.

As of June 30, 2014, the par amount outstanding of MBIA Corp.’s 14% Fixed-to-Floating Rate Surplus Notes due January 15, 2033 (the “Surplus Notes”) was $953 million. Section 1307 of the Insurance Law and the Fiscal Agency Agreement governing the surplus notes (the “Fiscal Agency Agreement”), which was approved as it relates to Section 1307 by the NYSDFS in connection with the issuance of the Surplus Notes, each impose restrictions on the payments of principal and interest (or the redemption price or any make-whole premium) on the Surplus Notes (“Surplus Note Payments”). Section 1307 of the Insurance Law provides that any payments on surplus notes issued by an insurer “shall be repaid only out of free and divisible surplus of such insurer with the approval of the superintendent whenever, in his judgment, the financial condition of such insurer warrants.” The Superintendent has broad discretion in determining whether to allow us to make Surplus Note Payments. We are not aware of any guidelines or interpretations that govern the exercise of the Superintendent’s discretion under Section 1307 in determining whether the financial condition of an insurer warrants the making of such payments. The Fiscal Agency Agreement provides that (a) Surplus Note Payments may be made only with the prior approval of the Superintendent, whenever, in his judgment, the financial condition of MBIA Corp. warrants, and (b) any such Surplus Note Payments may only be made to the extent MBIA Corp. has sufficient “Eligible Surplus” to make such payment. The Fiscal Agency Agreement defines “Eligible Surplus” as MBIA Corp. "surplus as regards policyholders," less the sum of its "common capital stock" and "preferred capital stock", as shown on its annual and quarterly statements filed with state insurance regulatory authorities. While the insurance law does not explicitly set forth the calculation of “free and divisible surplus”, MBIA believes that the calculation of Eligible Surplus, as set forth in the Fiscal Agency Agreement is the appropriate calculation of “free and divisible surplus” and is the commonly accepted calculation of “free and divisible surplus” used in connection with other surplus notes issued by New York domiciled insurance companies. MBIA Corp.’s “free and divisible” surplus, determined as set forth above, was $80 million as of June 30, 2014. MBIA Corp. is required to seek the Superintendent’s approval to make payments of accrued interest and principal when scheduled on the Surplus Notes. There is no assurance the Superintendent will approve Surplus Note Payments. Notwithstanding the sufficiency of MBIA Corp.’s Eligible Surplus available for the payment of Surplus Note Payments, the NYSDFS may deny approval of any Surplus Note Payments if the Superintendent concludes that MBIA Corp.’s financial condition does not warrant such approval.

The NYSDFS has not approved MBIA Corp.’s requests to make interest payments on the Surplus Notes since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Corp.’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of July 15, 2014, the scheduled interest payment date, there was $232 million of accrued and unpaid interest on the Surplus Notes. The accrued and unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Corp. obtains approval to pay some or all of such accrued and unpaid interest. No interest has been accrued or will accrue on the deferred interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

MBIA Corp.’s statutory policyholders’ surplus is lower than its GAAP shareholders’ equity by $595 million as of June 30, 2014. U.S. STAT differs from GAAP in certain respects. Refer to “Note 14: Statutory Accounting Practices” in the Notes to Consolidated Financial Statements of MBIA Corp. within exhibit 99.2 of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 for an explanation of the differences between U.S. STAT and GAAP.

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

MBIA Corp.’s CPR and components thereto, as of June 30, 2014 and December 31, 2013 are presented in the following table:

In millions	As of June 30, 2014	As of December 31, 2013
Policyholders’ surplus	$371	$403
Contingency reserves	387	422

Statutory capital	758	825
Unearned premium reserve	526	535
Present value of installment premiums (1)	771	850

Premium resources (2)	1,297	1,385
Net loss and LAE reserves (1)	(235)	103
Salvage reserves (3)	1,051	1,148

Gross loss and LAE reserve	816	1,251

Total claims-paying resources	$2,871	$3,461

(1) -	Calculated using a discount rate of 5.09% as of June 30, 2014 and December 31, 2013.

(2) -	Includes financial guarantee and insured credit derivative related premiums.

(3) -	This amount primarily consists of expected recoveries related to the Company’s excess spread.

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

MBIA Inc. Liquidity

MBIA Inc.’s liquidity resources support our corporate and asset/liability products segments. The activities of MBIA Inc. consist of:

•	holding and managing investments including investments in subsidiaries;

•	servicing outstanding corporate debt instruments, investment agreements and the intercompany loans that support MTNs issued by GFL;

•	posting collateral under hedging arrangements, investment agreements and the Asset Swap;

•	making payments related to interest rate swaps; and

•	payments of operating expenses.

The primary sources of cash within MBIA Inc. used to meet its liquidity needs include:

•	available cash and liquid assets not subject to collateral posting requirements;

•	payments under tax sharing agreements from subsidiaries;

•	dividends from subsidiaries;

•	scheduled principal and interest on assets held in its investment portfolio; and

•	access to capital markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

We expect that for the foreseeable future National will be the predominant source of dividends and tax sharing agreement payments. There can be no assurance as to the amount and timing of any such dividends or payments under the tax sharing agreements. Refer to the “Capital Resources – Insurance Statutory Capital” section for additional information on payments of dividends. We do not expect that liquidity stress at MBIA Corp. would have any direct impact on MBIA Inc. given that we do not expect MBIA Inc. to receive distributions from MBIA Corp. for the foreseeable future.

During the first six months of 2014, MBIA Inc. received $202 million under the MBIA group tax sharing agreement and related escrow agreement. Included in this amount was $160 million that represents National’s liability under the tax sharing agreement for the 2011 tax year, and was released from escrow pursuant to the terms of the tax sharing agreement following the expiration of National’s two-year net operating loss carry-back period under U.S. tax rules. During the first six months of 2014, National paid to MBIA Inc. estimated 2014 taxes of $51 million. As of June 30, 2014, $417 million remained in escrow for the 2012 through the 2014 tax years. We expect to release up to $228 million of this escrow related to the 2012 tax year in 2015 which will further increase MBIA Inc.’s liquidity position. There can be no assurance that payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc.

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

MBIA Inc. has a net debt, which comprised long-term debt, GFL loans that support the GFL MTNs, investment agreements and derivative liabilities net of cash and investments at amortized cost (excluding investments in subsidiaries) and a tax receivable from subsidiaries, of $1.0 billion as of June 30, 2014. The Company expects that MBIA Inc. will generate sufficient cash to satisfy its net debt and its general corporate needs over time from distributions from its operating subsidiaries, although there can be no assurance that these distributions will generate sufficient cash to satisfy its net debt.

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

Because some of MBIA Inc.’s assets are pledged against the obligations described above, the widening of credit spreads would have an adverse impact on the market value of these pledged assets and increase collateralization requirements for the portfolio. The following table presents the estimated pre-tax change in the aggregate fair value of MBIA Inc.’s pledged assets as of June 30, 2014 from instantaneous shifts in credit spread curves. This table assumes that all credit spreads move by the same amount; however, it is more likely that the actual changes in credit spreads will vary by investment sector and individual security. The table presents hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor of zero was assumed for minimum spreads.

	Change in Credit Spreads (MBIA Inc.)
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$85	$32	$(30)	$(106)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

As of June 30, 2014, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products activities, was $365 million and comprised cash and liquid assets of $317 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $48 million not pledged directly as collateral for its asset/liability products activities. As of December 31, 2013, MBIA Inc. had $359 million of cash and liquid assets comprising $307 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $52 million not pledged directly as collateral for its asset/liability products activities.

MBIA Corp. Liquidity

Liquidity available in the structured finance and international insurance segment is affected by:

•	the payment of claims on insured exposures;

•	the persistence of installment premiums;

•	our ability to collect on recoveries associated with loss payments;

•	payments made to commute insured exposures;

•	the repayment of surplus notes;

•	expenses;

•	investment results; or

•	the impairment or a significant decline in the fair value of invested assets.

We may also experience liquidity constraints as a result of NYIL requirements that we maintain specified, high quality assets to back our reserves and surplus.

MBIA Corp. has recorded expected excess spread recoveries of $750 million as of June 30, 2014, associated with insured second-lien RMBS issues, including recoveries related to consolidated VIEs. MBIA Corp. has also recorded expected recoveries related to its claims against Credit Suisse related to ineligible loans included in an MBIA Corp. insured RMBS transaction. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. During the first six months of 2014, MBIA Corp. collected $64 million of excess spread and mortgage insurance before reinsurance related to insured second-lien RMBS issues. During the second quarter of 2014, recoveries on second-lien RMBS issues exceeded paid claims and LAE.

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

As of June 30, 2014, MBIA Corp. held cash and available-for-sale (“AFS”) investments of $1.3 billion, of which $427 million comprised cash and highly liquid assets that were immediately available to MBIA Insurance Corporation. Included in the $1.3 billion was $953 million of cash and AFS investments held by MBIA Corp.’s subsidiaries. As of December 31, 2013, MBIA Corp. held cash and AFS investments of $1.6 billion, of which $827 million comprised cash and highly liquid assets that were immediately available to MBIA Insurance Corporation. Included in the $1.6 billion was $693 million of cash and AFS investments held by MBIA Corp.’s subsidiaries.

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

The insurance policies issued or reinsured by National provide unconditional and irrevocable guarantees of payments of the principal of, and interest or other amounts owing on, insured obligations when due. In the event of a default in payment of principal, interest or other insured amounts by an issuer, National generally promises to make funds available in the insured amount within one to three business days following notification. In some cases, the amount due can be substantial, particularly if the default occurs on a transaction to which National has a large notional exposure or on a transaction structured with large, bullet-type principal maturities. The fact that the U.S. public finance insurance segment’s financial guarantee contracts generally cannot be accelerated by a party other than the insurer helps to mitigate liquidity risk in this segment.

National maintains the Asset Swap with MBIA Inc. which was amended in 2009 to replace MBIA Corp. with National. The Asset Swap provides MBIA Inc. with eligible assets to pledge under investment agreements and derivative contracts in the asset/liability products business. As of June 30, 2014, the notional amount used under each of these agreements was $472 million and the fair value of collateral pledged by National and MBIA Inc. under these agreements was $488 million and $505 million, respectively. The net average interest rate on these transactions was 0.23% and 0.22% for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, National held cash and short-term investments of $662 million, of which $573 million was highly liquid and comprised highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds. As of December 31, 2013, National held cash and short-term investments of $665 million, of which $627 million was highly liquid and comprised commercial paper, money market funds, and highly rated municipal, U.S. agency and corporate bonds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Percent Change
In millions	2014	2013
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(396)	$1,171	-134%
Investing activities	324	(253)	n/m
Financing activities	(589)	(902)	-35%
Effect of exchange rate changes on cash and cash equivalents	3	-	n/m
Cash and cash equivalents—beginning of period	1,258	990	27%

Cash and cash equivalents—end of period	$600	$1,006	-40%

n/m - Percent change not meaningful.

Operating activities

Net cash used by operating activities increased for the six months ended June 30, 2014 compared with the same period of 2013 primarily due to a decrease in proceeds from recoveries and reinsurance of $1.7 billion.

Investing activities

Net cash provided by investing activities increased for the six months ended June 30, 2014 compared with the same period of 2013 primarily due to a net increase in proceeds from net sales and redemptions of investments of $537 million and an increase in cash from derivative settlements and cash pledged as collateral of $42 million, partially offset by a decrease in the paydowns and maturities of loans of $25 million.

Financing activities

Net cash used by financing activities decreased for the six months ended June 30, 2014 compared with the same period of 2013 primarily due to a decrease in principal paydowns of debt related to financial guarantee VIEs and investment agreements of $441 million, partially offset by an increase in principal paydowns of MTNs of $126 million.

Investments

The following discussion of investments, including references to consolidated investments, excludes investments reported under “Assets of consolidated variable interest entities” on our consolidated balance sheets. Investments of VIEs support the repayment of VIE obligations and are not available to settle obligations of MBIA. Our AFS investments comprise high-quality fixed-income securities and short-term investments. The following table presents our investment portfolio as of June 30, 2014 and December 31, 2013:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

In millions	As of June 30, 2014	As of December 31, 2013	Percent Change
Available-for-sale investments:
U.S. public finance insurance
Amortized cost	$4,510	$4,640	-3%
Unrealized net gain (loss)	28	(105)	-127%

Fair value	4,538	4,535	-%

Structured finance and international insurance
Amortized cost	966	686	41%
Unrealized net gain (loss)	16	10	60%

Fair value	982	696	41%

Corporate
Amortized cost	534	577	-7%
Unrealized net gain (loss)	(30)	(56)	-46%

Fair value	504	521	-3%

Advisory services
Amortized cost	2	2	-%
Unrealized net gain (loss)	-	-	-%

Fair value	2	2	-%

Wind-down operations
Amortized cost	771	783	-2%
Unrealized net gain (loss)	63	19	n/m

Fair value	834	802	4%

Total available-for-sale investments:
Amortized cost	6,783	6,688	1%
Unrealized net gain (loss)	77	(132)	n/m

Total available-for-sale investments at fair value	6,860	6,556	5%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

In millions	As of June 30, 2014	As of December 31, 2013	Percent Change
Investments carried at fair value:
U.S. public finance insurance
Amortized cost	139	136	2%
Unrealized net gain (loss)	-	(7)	-100%

Fair value	139	129	8%

Structured finance and international insurance
Amortized cost	49	27	81%
Unrealized net gain (loss)	6	2	n/m

Fair value	55	29	90%

Corporate
Amortized cost	95	112	-15%
Unrealized net gain (loss)	3	(1)	n/m

Fair value	98	111	-12%

Advisory services
Amortized cost	5	5	-%
Unrealized net gain (loss)	-	-	n/m

Fair value	5	5	-%

Total investments carried at fair value:
Amortized cost	288	280	3%
Unrealized net gain (loss)	9	(6)	n/m

Total investments carried at fair value	297	274	8%

Other investments at amortized cost:
U.S. public finance insurance operations segment	4	4	-%
Structured finance and international insurance	-	1	-100%

Total other investments at amortized cost	4	5	-20%

Consolidated investments at carrying value	$7,161	$6,835	5%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, based on ratings from Moody’s as of June 30, 2014 is presented in the following table. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance Insurance		Structured Finance and International Insurance		Advisory Services		Corporate		Wind-down Operations		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Available-for-sale:
Aaa	$1,762	44%	$175	31%	$1	50%	$-	0%	$188	24%	$2,126	39%
Aa	1,312	33%	266	47%	-	0%	-	0%	119	15%	1,697	31%
A	641	16%	90	16%	-	0%	-	0%	358	47%	1,089	20%
Baa	144	3%	27	5%	1	50%	-	0%	92	12%	264	5%
Below investment grade	28	1%	6	1%	-	0%	90	77%	1	0%	125	2%
Not rated	115	3%	-	0%	-	0%	27	23%	15	2%	157	3%

Total	$4,002	100%	$564	100%	$2	100%	$117	100%	$773	100%	$5,458	100%
Short-term investments	529		416		-		387		58		1,390
Investments carried at fair value	139		55		5		98		-		297
Other investments	11		2		-		-		3		16

Consolidated investments at carrying value	$4,681		$1,037		$7		$602		$834		$7,161

As of June 30, 2014, the weighted average credit quality of the Company’s AFS investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations
Weighted average credit quality ratings	Aa	Aa	Aa	Below investment grade	A

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. and National (“Company-Insured Investments”). As of June 30, 2014, Insured Investments at fair value represented $530 million or 7% of consolidated investments, of which $337 million or 5% of consolidated investments were Company-Insured Investments.

As of June 30, 2014, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of the consolidated investment portfolio would be in the Aa range, the weighted average rating of only the Insured Investments in the investment portfolio would be in the A range, and 2% of the total investment portfolio would be rated below investment grade in the Insured Investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

The distribution of our Insured Investments by financial guarantee insurer as of June 30, 2014 is presented in the following table:

	U.S. Public Finance Insurance		Structured Finance and International Insurance		Corporate		Wind-down Operations		Total
In millions	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
MBIA Corp.	$-	0%	$-	0%	$81	1%	$57	1%	$138	2%
National	21	0%	-	0%	-	0%	178	3%	199	3%
Assured Guaranty Municipal Corp.	24	0%	7	0%	-	0%	130	2%	161	2%
Ambac Financial Group, Inc.	1	0%	-	0%	8	0%	13	0%	22	0%
Financial Guaranty Insurance Company	4	0%	-	0%	-	0%	6	0%	10	0%
Other	-	0%	-	0%	-	0%	-	0%	-	0%

Total	$50	0%	$7	0%	$89	1%	$384	6%	$530	7%

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

The underlying ratings of the Company-Insured Investments as of June 30, 2014 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions	U.S. Public Finance Insurance	Corporate	Wind-down Operations	Total

Underlying Ratings Scale
National:
Aa	$-	$-	$24	$24
A	21	-	154	175
Baa	-	-	-	-

Total National	$21	$-	$178	$199

MBIA Corp.:
Aa	$-	$-	$57	$57
A	-	-	-	-
Baa	-	-	-	-
Below investment grade	-	81	-	81

Total MBIA Corp.	$-	$81	$57	$138

Total MBIA-Insured Investments	$21	$81	$235	$337

Without giving effect to the MBIA guarantee of the Company-Insured Investments in the consolidated investment portfolio, as of June 30, 2014, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range, the weighted average rating of only the Company-Insured Investments was in the Baa range, and investments rated as below investment grade in the Company-Insured Investments were 2% of the total consolidated investment portfolio.

Impaired Investments

As of June 30, 2014 and December 31, 2013, we held impaired AFS investments (investments for which fair value was less than amortized cost) with a fair value of $2.2 billion and $3.5 billion, respectively.

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

Debt Obligations

Principal payments due under our debt obligations for the six months ending December 31, 2014 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. The repayment of principal on our surplus notes is reflected in 2018, which is the next call date. Principal payments under investment agreements are based on expected withdrawal dates. All other principal payments are based on contractual maturity dates. Foreign currency denominated liabilities are presented in U.S. dollars using applicable exchange rates as of June 30, 2014, and liabilities issued at a discount reflect principal amounts due at maturity.

	As of June 30, 2014
In millions	Six Months Ending December 31, 2014	2015	2016	2017	2018	Thereafter	Total
Structured finance and international insurance segment:
Variable interest entity notes	$215	$449	$323	$356	$352	$3,607	$5,302
Surplus notes	-	-	-	-	940	-	940
Corporate segment:
Long-term debt	-	-	-	-	-	583	583
Asset/liability products segment:
Investment agreements	96	42	42	57	18	479	734
Medium-term notes	-	106	132	53	59	1,295	1,645

Total	$311	$597	$497	$466	$1,369	$5,964	$9,204

Other Commitments

Headquarters Lease Agreement

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

Interest Rate Sensitivity

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2014 from instantaneous shifts in interest rates:

	Change in Interest Rates

In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$245	$182	$101	$(120)	$(235)	$(346)

Foreign Exchange Sensitivity

Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2014 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(12)	$(6)	$6	$12

Credit Spread Sensitivity

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2014 from instantaneous shifts in credit spread curves. For this table it was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. National’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. The following table shows hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio.

	Change in Credit Spreads
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$(1)	$75	$(78)	$(324)

Credit Derivatives Sensitivity

MBIA Corp. issued insurance policies insuring payments due on structured credit derivative contracts which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, ABS, RMBS and CMBS. These transactions were usually underwritten at or above a triple-A credit rating level. As of June 30, 2014, approximately 43% of the tranches insured by the Company were rated triple-A.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

In the first six months of 2014, MBIA Corp. has observed a tightening of its own credit spreads. As changes in fair value can be caused by factors unrelated to the performance of MBIA Corp.’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposures, the application of fair value accounting will cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

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

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s credit derivatives portfolio of instantaneous shifts in credit spreads as of June 30, 2014. In scenarios where credit spreads decreased, a floor of zero was used.

	Change in Credit Spreads (Structured Finance and International Insurance)

In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$97	$58	$20	$-	$(27)	$(134)	$(481)
Estimated net fair value	$(235)	$(274)	$(312)	$(332)	$(359)	$(466)	$(813)

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

Sensitivity to changes in the collateral portfolio credit quality can be estimated by projecting a hypothetical change in rating migrations. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio of a one and three notch rating change in the credit quality as of June 30, 2014. A notch represents a one step movement up or down in the credit rating.

	Change in Credit Ratings (Structured Finance and International Insurance)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$113	$62	$-	$(92)	$(321)
Estimated net fair value	$(219)	$(270)	$(332)	$(424)	$(653)

Recovery rates on defaulted collateral are an input into MBIA Corp.’s valuation model. Sensitivity to changes in the recovery rate assumptions used by MBIA Corp. can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio of a 10% and 20% change in the recovery rate assumptions as of June 30, 2014.

	Change in Recovery Rates (Structured Finance and International Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$44	$29	$-	$(37)	$(69)
Estimated net fair value	$(288)	$(303)	$(332)	$(369)	$(401)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Accounting principles for fair value measurements require MBIA Corp. to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in MBIA Corp.’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivative portfolio using upfront credit spreads of 0%, an increase of 7 percentage points, and an increase of 15 percentage points. The actual upfront spread used in the valuation as of June 30, 2014 ranged from 0.64% to 13.16% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Corp.’s Upfront Credit Spread
	(Structured Finance and International Insurance)
In millions	Increase by 15 Percentage Points	Increase by 7 Percentage Points	No Change	Decrease to 0 Percentage Points
Estimated pre-tax net gains (losses)	$57	$27	$-	$(18)
Estimated net fair value	$(275)	$(305)	$(332)	$(350)

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

While several factors influence the value of the Company’s warrants, including stock price, stock volatility, interest rates and dividends, changes in the value of the Company’s warrants during the first six months of 2014 were primarily driven by changes in the Company’s stock price. The following table presents the estimated pre-tax change in fair value and the estimated aggregate fair value of the Company’s warrants assuming a hypothetical stock price change of 10% and 25% as of June 30, 2014.

	Change in Stock Price
In millions	25% Increase	10% Increase	No Change	10% Decrease	25% Decrease
Estimated pre-tax net gains (losses)	$(28)	$(11)	$-	$9	$21
Estimated net fair value	$(70)	$(53)	$(42)	$(33)	$(21)

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

MBIA Corp. insures certain structured finance transactions that remain volatile and could result in additional losses, which could be substantial, including residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”) within collateralized debt obligation (“CDOs”), commercial mortgage-backed securities (“CMBS”) pools and commercial real estate (“CRE”) transactions. Furthermore, MBIA Corp. has recorded expected recoveries on second-lien RMBS, and the timing and amount of those recoveries could change. Increased losses or a delay or failure in collecting expected recoveries may materially and adversely affect MBIA Corp.’s financial condition and results of operations.

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

MBIA Corp. has also recorded significant recoveries related to its second-lien RMBS losses, and there can be no assurance as to the timing or amount of collections. As of June 30, 2014, we recorded estimated recoveries of $577 million for the reimbursement of past and future expected claims through excess spread in our insured second-lien RMBS transactions. Of this amount, $569 million is included in “Insurance loss recoverable” and $8 million is included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. Excess spread is generated by performing loans within insured second-lien RMBS securitizations. It is the difference between interest inflows on mortgage loan collateral and interest outflows on insured beneficial interests. The amount of excess spread depends on the future loss trends (which include future delinquency trends, average time it takes to charge-off delinquent loans, and the availability of pool mortgage insurance), the future trends in PRIME and LIBOR interest rates and borrower refinancing behavior, which results in voluntary prepayments. Minor deviations in loss trends and voluntary prepayments can have significant effect on excess spread. In addition, some of the second-lien RMBS are backed by HELOCs originated between 2004 and 2006. Some of these HELOCs complete their 10 year interest-only period between 2014 and 2016, at which time borrowers will be subject to increased monthly payments, possibly leading to increased voluntary prepayments or defaults.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents repurchases made by the Company in each month during the second quarter of 2014:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions) (2)
April	463	$12.61	-	$23
May	318	12.08	-	23
June	842,449	11.07	842,072	14

	843,230	$11.07	842,072	$14

(1) -	Includes 1,158 shares purchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.

(2) -	On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. In July of 2014, the remaining $14 million available for future repurchases was used to repurchase 1,244,665 common shares of MBIA Inc. at an average share price of $11.03.

Item 5. Other Information

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

The description of the activities below has been provided to the Company by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially own more than 10% of MBIA Inc.’s outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited (“SAMIH”). SAMIH may therefore be deemed to be under common “control” with MBIA Inc.; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by SAMIH and its non-U.S. affiliates that may be deemed to be under common “control” with MBIA Inc. The disclosure does not relate to any activities conducted by the Company or by WP and does not involve our or WP’s management. Neither the Company nor WP has had any involvement in or control over the disclosed activities of SAMIH, nor has neither the Company nor WP has independently verified or participated in the preparation of the disclosure. Neither the Company nor WP is representing to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

The Company understands that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that an Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the NPWMD designation, holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen throughout 2013 and the first half of 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. In the first half of 2014, the total revenue for the Santander Group in connection with the investment accounts was £23,200 whilst net profits were negligible relative to the overall profits of Banco Santander, S.A.

Item 6. Exhibits

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

June 30, 2014, formatted in XBRL.

+   Filed Herewith

*   Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: August 6, 2014	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: August 6, 2014	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)