Form 10-Q
period 2014-09-30
MBIA INC
filed 2014-11-05
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-9583

MBIA INC.

(Exact name of registrant as specified in its charter)

Connecticut	06-1185706
(State of incorporation)	(I.R.S. Employer Identification No.)

1 Manhattanville Road, Suite 301, Purchase, New York	10577
(Address of principal executive offices)	(Zip Code)

(914) 273-4545

(Registrant’s telephone number, including area code)

113 King Street, Armonk, New York, 10504

(Former name or former address, if changed since last report)

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

As of October 30, 2014, 193,197,265 shares of Common Stock, par value $1 per share, were outstanding.

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

•

deterioration in the economic environment and financial markets in the United States or abroad, and adverse developments in European sovereign credit performance, real estate market performance, credit spreads, interest rates and foreign currency levels;

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

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	September 30, 2014	December 31, 2013
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $5,274 and $5,064)	$5,305	$4,987
Investments carried at fair value	238	204
Investments pledged as collateral, at fair value (amortized cost $363 and $483)	330	424
Short-term investments held as available-for-sale, at fair value (amortized cost $1,147 and $1,203)	1,148	1,204
Other investments (includes investments at fair value of $13 and $11)	17	16

Total investments	7,038	6,835
Cash and cash equivalents	550	1,161
Premiums receivable	936	1,051
Deferred acquisition costs	229	260
Insurance loss recoverable	575	694
Assets held for sale	29	29
Deferred income taxes, net	1,047	1,109
Other assets	231	222
Assets of consolidated variable interest entities:
Cash	56	97
Investments held-to-maturity, at amortized cost (fair value $2,730 and $2,651)	2,772	2,801
Investments held as available-for-sale, at fair value (amortized cost $0 and $136)	-	136
Fixed-maturity securities at fair value	471	587
Loans receivable at fair value	1,902	1,612
Loan repurchase commitments	365	359

Total assets	$16,201	$16,953

Liabilities and Equity
Liabilities:
Unearned premium revenue	$2,125	$2,441
Loss and loss adjustment expense reserves	517	641
Investment agreements	659	700
Medium-term notes (includes financial instruments carried at fair value of $202 and $203)	1,229	1,427
Long-term debt	1,784	1,702
Derivative liabilities	428	1,152
Other liabilities	276	294
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $2,463 and $2,356)	5,235	5,286
Payable for loans purchased	39	-
Derivative liabilities	7	11

Total liabilities	12,299	13,654

Commitments and contingencies (See Note 13)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—281,359,451 and 277,812,430	281	278
Additional paid-in capital	3,123	3,115
Retained earnings	2,838	2,289
Accumulated other comprehensive income (loss), net of tax of $17 and $54	(14)	(86)
Treasury stock, at cost—88,167,959 and 85,562,546 shares	(2,347)	(2,318)

Total shareholders’ equity of MBIA Inc.	3,881	3,278
Preferred stock of subsidiary and noncontrolling interest	21	21

Total equity	3,902	3,299

Total liabilities and equity	$16,201	$16,953

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Premiums earned:
Scheduled premiums earned	$64	$80	$196	$236
Refunding premiums earned	52	24	97	112

Premiums earned (net of ceded premiums of $4, $2, $8 and $7)	116	104	293	348
Net investment income	44	42	136	118
Fees and reimbursements	17	5	25	17
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(24)	(28)	(417)	(1,548)
Unrealized gains (losses) on insured derivatives	48	285	863	1,562

Net change in fair value of insured derivatives	24	257	446	14
Net gains (losses) on financial instruments at fair value and foreign exchange	57	5	63	62
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(93)	-	(93)	-
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	79	-	79	-

Net investment losses related to other-than-temporary impairments	(14)	-	(14)	-
Net gains (losses) on extinguishment of debt	-	6	3	49
Other net realized gains (losses)	30	(29)	31	(29)
Revenues of consolidated variable interest entities:
Net investment income	12	13	37	43
Net gains (losses) on financial instruments at fair value and foreign exchange	8	17	34	128
Net gains (losses) on extinguishment of debt	-	-	4	-
Other net realized gains (losses)	(3)	-	(3)	1

Total revenues	291	420	1,055	751

Expenses:
Losses and loss adjustment	20	98	82	92
Amortization of deferred acquisition costs	13	9	31	36
Operating	46	71	141	280
Interest	52	59	158	179
Expenses of consolidated variable interest entities:
Operating	2	2	6	8
Interest	10	10	30	34

Total expenses	143	249	448	629

Income (loss) before income taxes	148	171	607	122
Provision (benefit) for income taxes	(25)	39	58	4

Net income (loss)	$173	$132	$549	$118

Net income (loss) per common share:
Basic	$0.90	$0.68	$2.83	$0.61
Diluted	$0.80	$0.52	$2.62	$0.57

Weighted average number of common shares outstanding:
Basic	187,104,785	188,931,800	188,428,870	189,094,678
Diluted	188,424,318	192,581,064	191,616,723	193,031,189

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$173	$132	$549	$118
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	1	(15)	185	(155)
Provision (benefit) for income taxes	-	(6)	64	(55)

Total	1	(9)	121	(100)
Reclassification adjustments for (gains) losses included in net income (loss)	-	13	15	(6)
Provision (benefit) for income taxes	-	5	6	(2)

Total	-	8	9	(4)
Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	(79)	8	(80)	15
Provision (benefit) for income taxes	(28)	2	(29)	6

Total	(51)	6	(51)	9
Reclassification adjustments for (gains) losses included in net income (loss)	-	(1)	7	(5)
Provision (benefit) for income taxes	-	(1)	2	(2)

Total	-	-	5	(3)
Foreign currency translation:
Foreign currency translation gains (losses)	(30)	32	(23)	(7)
Provision (benefit) for income taxes	(10)	1	(7)	1

Total	(20)	31	(16)	(8)
Reclassification adjustments for (gains) losses included in net income (loss)	-	-	4	-

Total other comprehensive income (loss)	(70)	36	72	(106)

Comprehensive income (loss)	$103	$168	$621	$12

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Nine Months Ended September 30, 2014

(In millions except share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary and Noncontrolling Interest		Total Equity
	Common Stock
	Shares	Amount				Shares	Amount		Shares	Amount
Balance, December 31, 2013	277,812,430	$278	$3,115	$2,289	$(86)	(85,562,546)	$(2,318)	$3,278	1,315	$21	$3,299

Net income (loss)	-	-	-	549	-	-	-	549	-	-	549
Other comprehensive income (loss)	-	-	-	-	72	-	-	72	-	-	72
Share-based compensation net of tax of $2	3,547,021	3	8	-	-	(518,676)	(6)	5	-	-	5
Treasury shares acquired under share repurchase program	-	-	-	-	-	(2,086,737)	(23)	(23)	-	-	(23)

Balance, September 30, 2014	281,359,451	$281	$3,123	$2,838	$(14)	(88,167,959)	$(2,347)	$3,881	1,315	$21	$3,902

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Premiums, fees and reimbursements received	$122	$143
Investment income received	317	326
Errors and omissions insurance recoveries received	30	-
Insured derivative commutations and losses paid	(401)	(453)
Financial guarantee losses and loss adjustment expenses paid	(181)	(382)
Proceeds from recoveries and reinsurance	93	1,797
Operating and employee related expenses paid	(198)	(227)
Interest paid, net of interest converted to principal	(136)	(170)
Income taxes (paid) received	4	(1)

Net cash provided (used) by operating activities	(350)	1,033

Cash flows from investing activities:
Purchases of available-for-sale investments	(1,220)	(1,407)
Sales of available-for-sale investments	594	1,497
Paydowns and maturities of available-for-sale investments	379	408
Purchases of investments at fair value	(457)	(335)
Sales, paydowns and maturities of investments at fair value	550	462
Sales, paydowns and maturities (purchases) of short-term investments, net	318	(546)
Sales, paydowns and maturities of held-to-maturity investments	29	20
Purchases of loans at fair value	(195)	-
Paydowns and maturities of loans at fair value	172	212
Consolidation of variable interest entities including cash acquired	221	-
Deconsolidation of variable interest entities	(1)	(26)
(Payments) proceeds for derivative settlements	(23)	(51)
Collateral (to) from swap counterparty	99	65
Capital expenditures	(9)	(2)

Net cash provided (used) by investing activities	457	297

Cash flows from financing activities:
Proceeds from investment agreements	23	25
Principal paydowns of investment agreements	(72)	(218)
Principal paydowns of medium-term notes	(166)	(77)
Principal paydowns of variable interest entity notes	(516)	(1,001)
Proceeds from secured loan	-	50
Payments for retirement of debt	-	(3)
Purchases of treasury stock	(23)	-

Net cash provided (used) by financing activities	(754)	(1,224)

Effect of exchange rate changes on cash and cash equivalents	(5)	7
Net increase (decrease) in cash and cash equivalents	(652)	113
Cash and cash equivalents—beginning of period	1,258	990

Cash and cash equivalents—end of period	$606	$1,103

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$549	$118
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	92	138
Deferred acquisition costs	30	32
Unearned premium revenue	(303)	(392)
Loss and loss adjustment expense reserves	(124)	(169)
Insurance loss recoverable	119	2,802
Accrued interest payable	79	82
Realized (gains) losses and other settlements on insured derivatives	30	-
Unrealized (gains) losses on insured derivatives	(863)	(1,562)
Net (gains) losses on financial instruments at fair value and foreign exchange	(97)	(190)
Other net realized (gains) losses	(28)	28
Deferred income tax provision (benefit)	49	2
Interest on variable interest entities, net	56	65
Other operating	61	79

Total adjustments to net income (loss)	(899)	915

Net cash provided (used) by operating activities	$(350)	$1,033

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

Business Developments

National Ratings and New Business Opportunities

National’s ability to write new business and compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by major rating agencies. As of September 30, 2014, National was rated AA+ with a stable outlook by Kroll Bond Rating Agency, AA- with a stable outlook by Standard & Poor’s Financial Services LLC (“S&P”), and A3 with a negative outlook by Moody’s Investors Service, Inc. (“Moody’s”).

National seeks to generate shareholder value through appropriate risk adjusted pricing; however, current market conditions and the competitive landscape may limit National’s new business opportunities and its abilities to price and underwrite risk with attractive returns. Refer to “Risks and Uncertainties” below for a discussion of business risks related to National’s strategy.

MBIA Corp. Risk Reductions

During the nine months ended September 30, 2014, the Company continued to focus on the collection of excess spread and put-back recoveries and the mitigation of MBIA Corp.’s high risk insurance exposures, primarily through commutations of insurance policies. During the nine months ended September 30, 2014, MBIA Corp. commuted $6.5 billion of gross par exposure, primarily comprising structured commercial mortgage-backed securities (“CMBS”) pools, investment grade corporate collateralized debt obligations (“CDOs”), commercial real estate (“CRE”) CDOs and asset-backed securities (“ABS”). MBIA Corp. may make negotiated settlement payments to counterparties and/or forego its right to all or some termination premiums when it commutes insurance exposures. The difference between the fair values of the Company’s derivative liabilities for the commuted policies and the aggregate cost of the commutation was reflected in earnings for the nine months ended September 30, 2014.

Other

In October of 2014, the Company signed an agreement to sell Cutwater to a subsidiary of The Bank of New York Mellon Corporation. The sale is expected to close at the beginning of the first quarter of 2015, subject to regulatory approval and other customary closing conditions. The transaction is expected to have a positive but immaterial impact on the Company’s financial position and results of operations.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

MBIA Inc. Liquidity

As of September 30, 2014, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products segments, was $348 million, and comprised cash and liquid assets of $297 million available for general liquidity purposes and $51 million not pledged directly as collateral for its asset/liability products segment. As of December 31, 2013, MBIA Inc. had $359 million of cash and liquid assets comprising $307 million available for general corporate liquidity purposes and $52 million not pledged directly as collateral for its asset/liability products segment. During the nine months ended September 30, 2014, $220 million was released to MBIA Inc. under the MBIA group’s tax sharing agreement (the “Tax Escrow Account”). Subsequent to September 30, 2014, National declared and paid a dividend of $220 million to its ultimate parent, MBIA Inc. While MBIA Inc.’s liquidity position slightly improved during the nine months ended September 30, 2014 due to the Tax Escrow Account release, MBIA Inc. continues to have liquidity risk. If invested asset performance deteriorates or the flow of dividends from subsidiaries is interrupted and/or access to the capital markets is impaired, its liquidity position could be eroded over time. While the Company expects that MBIA Inc. will generate sufficient cash to satisfy its debt obligations and its general corporate needs over time from distributions from its operating subsidiaries and payments under the Tax Escrow Account once the payments become unrestricted, there can be no assurance that such sources will generate sufficient cash. In addition, a failure by MBIA Inc. to settle liabilities that are also insured by MBIA Corp. could result in claims on MBIA Corp.

U.S. Public Finance Market Conditions

The majority of National’s new business is expected to be in the general obligation, tax-backed and revenue bond sectors. In addition to the new issue market, there are attractive opportunities in the secondary market with respect to bonds issued in recent years which were not insured upon issuance and which meet National’s underwriting criteria. Nonetheless, as a result of intense competition and the diminished use of financial guarantee insurance in the municipal finance market, among other factors, there can be no assurance that National will be able to write business that generates attractive returns. Financial guarantee insurance competes in nearly all instances with the issuer’s alternative of foregoing insurance and paying a higher interest rate. If the interest savings from insurance are not greater than the cost of the insurance, the issuer will generally choose to issue bonds without insurance.

Prevailing interest rate levels can affect demand for financial guarantee insurance. Higher interest rates and higher levels of issuance of new municipal debt would present more favorable new business opportunities for National in the U.S. public finance market. Lower interest rates are typically accompanied by narrower spreads between insured and uninsured obligations. This is, in part, due to the fact that investors may choose to forego insurance to increase the yield on their investment. Therefore, the purchase of insurance during periods of relatively narrower interest rate spreads will generally provide lower cost savings to the issuer than during periods of relatively wider spreads.

National’s insured portfolio continued to perform satisfactorily on the whole, however portions of the obligations that the Company insured were issued by a few of the state and local governments and territories that remain under financial and budgetary stress. In addition, a few of these local governments have filed for protection under Chapter 9 of the United States Bankruptcy Code or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of the Company’s insured transactions. The Company monitors and analyzes these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain.

MBIA Corp. Recoveries and Insured Portfolio

The amount and timing of projected collections from excess spread from second-lien residential mortgage-backed securities (“RMBS”) and the put-back recoverable from Credit Suisse Securities (USA) LLC, DLJ Mortgage Capital, Inc., and Select Portfolio Servicing Inc. (collectively, “Credit Suisse”) and the potential of claims from MBIA Corp.’s remaining insured CMBS pools and RMBS are uncertain. Further, the remaining insured portfolio, aside from these exposures, could deteriorate and result in additional significant loss reserves and claim payments. Management’s expected liquidity and capital forecasts for MBIA Corp., which include expected excess spread recoveries and put-back recoveries from Credit Suisse, reflect adequate resources to pay claims when due. However, if MBIA Corp. experiences higher than expected claim payments or is unable to terminate the remaining exposures that represent substantial risk to the Company, MBIA Corp. may ultimately have insufficient resources to continue to pay claims, which could cause the New York State Department of Financial Services (“NYSDFS”) to put MBIA Corp., exclusive of MBIA UK, into a rehabilitation or liquidation proceeding. Such a proceeding could have an adverse impact on MBIA Inc. and would result in material adverse consequences for MBIA Corp., including the termination of insured credit default swaps (“CDS”) contracts for which counterparties may assert market-based claims, the acceleration of debt obligations issued by affiliates and insured by MBIA Corp., the loss of control of MBIA Corp., exclusive of MBIA UK, to a rehabilitator or liquidator, and unplanned costs.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about MBIA Corp.’s loss reserves and recoveries.

Management does not believe that a rehabilitation or liquidation proceeding of MBIA Corp., exclusive of MBIA UK, by the NYSDFS will have any significant long-term liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK.

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

The results of operations for the three and nine months ended September 30, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014. The December 31, 2013 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in the prior year’s financial statements to conform to the current presentation. Such reclassifications had no impact on total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11)

In July of 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires presentation of an unrecognized tax benefit (“UTB”) as a reduction to a deferred tax asset when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists in the same tax year and jurisdiction as the UTB. ASU 2013-11 does not affect the recognition or measurement of uncertain tax positions under “Income Taxes (Topic 740)” and does not affect any related tax disclosures. ASU 2013-11 was effective for interim and annual periods beginning January 1, 2014. The Company previously presented any UTBs as a reduction to a deferred tax asset in accordance with ASU 2013-11 as all of its UTBs relate to the same tax years and jurisdictions in which NOLs exist, therefore, this accounting pronouncement did not affect the Company’s consolidated financial statements.

The Company has not adopted any other new accounting pronouncements that had a material impact on its consolidated financial statements.

Recent Accounting Developments

Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April of 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)-Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for determining whether a disposal of a component or group of components of an entity qualifies for discontinued operations presentation and requires new disclosures. ASU 2014-08 amends the definition of discontinued operation to a disposal of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results. ASU 2014-08 is effective for interim and annual periods beginning January 1, 2015 with early adoption permitted. The adoption of ASU 2014-08 is not expected to materially impact the Company’s consolidated financial statements.

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

Transfers and Servicing (Topic 860) — Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (ASU 2014-11)

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

Compensation-Stock Compensation (Topic 718) — Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (A Consensus of the FASB Emerging Issues Task Force) (ASU 2014-12)

In June of 2014, the FASB issued ASU 2014-12, “Compensation-Stock Compensation (Topic 718)-Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after an employee’s requisite service period be accounted for as a performance condition. ASU 2014-12 is effective for interim and annual periods beginning January 1, 2016 with early adoption permitted, and is applied on a prospective basis or retrospective basis. The adoption of ASU 2014-12 is not expected to materially impact the Company’s consolidated financial statements.

Consolidation (Topic 810) —Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (ASU 2014-13)

In August of 2014, the FASB issued ASU 2014-13, “Consolidation (Topic 810)-Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.” ASU 2014-13 applies to a consolidated collateralized financing entity defined as a consolidated variable interest entity (“VIE”) that holds financial assets and issues beneficial interests in those financial assets that are classified as financial liabilities. The Company may elect to measure the financial assets and the financial liabilities of a consolidated collateralized financing entity using a measurement alternative provided in ASU 2014-13. The measurement alternative requires both the financial assets and the financial liabilities of the consolidated collateralized financing entity to be measured using the more observable of the fair value of the financial assets and the fair value of the financial liabilities with the changes in fair value recognized to earnings. Upon adoption, a reporting entity may apply the measurement alternative to existing consolidated collateralized financing entities. ASU 2014-13 is effective for interim and annual periods beginning January 1, 2016 with early adoption permitted. The adoption of ASU 2014-13 is not expected to materially impact the Company’s consolidated financial statements.

Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15)

In August of 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ended December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The adoption of ASU 2014-15 is not expected to materially impact the Company’s consolidated financial statements.

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

In the advisory services segment, the Company provides asset management and advisory services to a VIE, and holds approximately $4 million of the subordinated notes issued by the VIE. The Company consolidated the VIE as the primary beneficiary in the third quarter of 2014. The Company has no obligation or commitment to provide additional financial support or liquidity to the VIE. In the conduit segment, the Company has managed and administered a conduit that invested primarily in debt securities and was funded through the issuance of VIE notes. The Company consolidated the conduit as the primary beneficiary. In 2014, all outstanding VIE notes were repaid by the conduit, and the conduit was subsequently dissolved. The Company no longer provides any related credit protection.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs

Insurance

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of September 30, 2014 and December 31, 2013, through its insurance operations. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs as of September 30, 2014 and December 31, 2013. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured CDS contracts and any investments in obligations issued by nonconsolidated VIEs.

	September 30, 2014
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$9,204	$6,042	$114	$29	$-	$24	$-	$96
Mortgage-backed residential	14,870	7,906	10	44	548	43	319	-
Mortgage-backed commercial	590	294	-	1	-	1	-	-
Consumer asset-backed	6,167	2,063	-	17	-	15	9	-
Corporate asset-backed	9,572	5,764	1	57	11	67	-	-

Total global structured finance	40,403	22,069	125	148	559	150	328	96
Global public finance	52,379	19,320	-	191	-	229	5	-

Total insurance	$92,782	$41,389	$125	$339	$559	$379	$333	$96

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

(6) -	Reported within “Derivative liabilities” on MBIA’s consolidated balance sheets.

	December 31, 2013
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$12,565	$7,693	$120	$43	$-	$37	$21	$108
Mortgage-backed residential	21,738	9,251	10	53	658	51	327	5
Mortgage-backed commercial	1,367	447	-	1	-	1	-	-
Consumer asset-backed	7,830	2,740	9	19	-	19	13	-
Corporate asset-backed	13,028	7,248	2	80	18	96	-	-

Total global structured finance	56,528	27,379	141	196	676	204	361	113
Global public finance	52,317	20,162	-	206	-	248	5	-

Total insurance	$108,845	$47,541	$141	$402	$676	$452	$366	$113

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

(6) -	Reported within “Derivative liabilities” on MBIA’s consolidated balance sheets.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $5.6 billion and $5.3 billion, respectively, as of September 30, 2014 and December 31, 2013. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Additional VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. One additional VIE was consolidated during the nine months ended September 30, 2014 and no additional VIEs were consolidated during the nine months ended September 30, 2013. Net realized losses recorded for the three and nine months ended September 30, 2014 were $3 million related to the consolidation of the VIE in the third quarter of 2014, and net realized gains related to the deconsolidation of VIEs were $1 million for the nine months ended September 30, 2013.

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

As of September 30, 2014 and December 31, 2013, the Company established loss and loss adjustment expense (“LAE”) reserves totaling $62 million and $87 million, respectively, and insurance loss recoverable of $11 million and $13 million, respectively, related to U.S. public finance issues. For the nine months ended September 30, 2014, losses and LAE incurred was a benefit of $5 million, primarily related to decreases in reserves for certain general obligation bonds, partially offset by losses related to Puerto Rico exposures.

Certain local governments remain under financial and budgetary stress and a few have filed for protection under the United States Bankruptcy Code, or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of the Company’s insured transactions. The Company monitors and analyzes these situations closely, however, the overall extent and duration of such events are uncertain and the filing for protection under the United States Bankruptcy Code or entering state statutory proceedings does not result in a default or indicate that an ultimate loss will occur. As of September 30, 2014 and December 31, 2013, the Company had $105.5 billion and $124.9 billion, respectively, of gross par outstanding on general obligations, of which $152 million and $161 million, respectively, were reflected on the Company’s “Classified List.” Capital appreciation bonds are reported at the par amount at the time of issuance of the insurance policy.

Structured Finance and International

As of September 30, 2014, the majority of the structured finance and international insurance segment’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP were related to insured second and first-lien RMBS transactions. These reserves and recoveries do not include estimates for policies insuring credit derivatives or losses and recoveries on financial guarantee VIEs that are eliminated in consolidation. Policies insuring credit derivative contracts are accounted for as derivatives and carried at fair value under GAAP. The fair values of insured derivative contracts are influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments under the Company’s insurance policies. In the absence of credit impairments on insured derivative contracts or the early termination of such contracts at a loss, the cumulative unrealized losses recorded from these contracts should reverse before or at the maturity of the contracts.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Notwithstanding the difference in accounting under GAAP for financial guarantee policies and the Company’s insured derivatives, insured derivatives have similar terms, conditions, risks, and economic profiles to financial guarantee insurance policies, and therefore, are evaluated by the Company for loss (referred to as credit impairment herein) and LAE periodically in a manner similar to the way that loss and LAE reserves are estimated for financial guarantee insurance policies. Credit impairments represent actual payments and collections plus the present value of estimated expected future claim payments, net of recoveries. MBIA Corp.’s, exclusive of MBIA UK, expected future claim payments for insured derivatives were discounted using a rate of 5.09%, the same rate it used to calculate its statutory loss reserves as of September 30, 2014. MBIA UK used a rate of 2.50% to discount its expected future claim payments and statutory loss reserves. These credit impairments, calculated in accordance with statutory accounting principles (“U.S. STAT”) differ from the fair values recorded in the Company’s consolidated financial statements. The Company considers its credit impairment estimates as critical information for investors as it provides information about loss payments the Company expects to make on insured derivative contracts. As a result, the following loss and LAE process discussion includes information about loss and LAE activity recorded in accordance with GAAP for financial guarantee insurance policies and credit impairments estimated in accordance with U.S. STAT for insured derivative contracts. Refer to “Note 6: Fair Value of Financial Instruments” included herein for additional information about the Company’s insured credit derivative contracts.

RMBS Case Basis Reserves and Recoveries (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies. The Company calculated RMBS case basis reserves as of September 30, 2014 for both second and first-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using a database of loan level information, a proprietary internal cash flow model, and a commercially available model to estimate potential losses and recoveries on insured bonds. “Roll Rate” is defined as the probability that current loans become delinquent and that loans in the delinquent pipeline are charged-off or liquidated. Generally, Roll Rates are calculated for the previous three months and averaged. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses (base case, stress case, and an additional stress case).

In calculating ultimate cumulative losses for RMBS, the Company estimates the amount of loans that are expected to be charged-off (deemed uncollectible by servicers of the transactions) or liquidated in the future.

Second-lien RMBS Reserves

The Company’s second-lien RMBS case basis reserves as of September 30, 2014 relate to RMBS backed by home equity lines of credit (“HELOC”) and closed-end second mortgages (“CES”).

The Roll Rates for 30-59 day delinquent loans and 60-89 day delinquent loans are calculated on a transaction-specific basis. The Company assumes that the Roll Rate for 90+ day delinquent loans, excluding foreclosures and Real Estate Owned (“REO”) is 95%. The Roll Rates are applied to the amounts in the respective delinquency buckets based on delinquencies as of August 31, 2014 to estimate future losses from loans that are delinquent as of the current reporting period.

Roll Rates for loans that are current as of August 31, 2014 (“Current Roll to Loss”) are also calculated on a transaction-specific basis. A proportion of loans reported current as of August 31, 2014 is assumed to become delinquent every month, at a Current Roll to Loss rate that persists at current levels for a time and subsequently starts to decline. A key assumption in the model is the period of time in which the Company projects current levels of Current Roll to Loss to persist. The three different scenarios, base, stress and additional stress, differ in the period of time, for which the current levels of Current Roll to Loss rates persist. Loss reserves are calculated by using a weighted average of these three scenarios, with the majority of the probability assigned to the stress and additional stress scenarios where the current levels of Current Roll to Loss rates persist for six or eighteen months before reverting to historic levels.

In the base case scenario, the Company assumes that the Current Roll to Loss begins to decline immediately and continues to decline over the next six months to 25% of their levels as of August 31, 2014. For example, if the amount of current loans which become 30-59 days delinquent were 10%, and recent performance were to suggest that 30% of those loans will be charged-off, the Current Roll to Loss for the transaction is 3%. In the base case, the Current Roll to Loss will then reduce linearly to 25% of its original value over the next six months (i.e., 3% will linearly reduce to 0.75% over the six months from September 2014 to February 2015). After that six-month period in the base case scenario, the Company further reduces the loss to 0% by late 2015 with the expectation that the performing seasoned loans will eventually result in loan performance reverting to lower levels of default consistent with history. In the stress and additional stress case scenarios, the Current Roll to Loss trends persist for six months and eighteen months, respectively, before reverting to historic trends.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

In addition, the Company considers borrower draw rates, voluntary prepayment rates and pool mortgage insurance, that primarily affect the excess spread generated by current loans, which offsets losses and results in reimbursements to the Company. The Company uses the twelve-month average voluntary prepayment rates and the six-month average loss severities to model its loss reserves. For HELOCs, the current three-month average draw rate is generally used to project future draws on the line. Projected cash flows are also based on an assumed constant basis spread between floating rate assets and floating rate insured debt obligations (the difference between Prime and London Interbank Offered Rate (“LIBOR”) interest rates, minus any applicable fees). For all transactions, cash flow models consider allocations and other structural aspects, including managed amortization periods, rapid amortization periods and claims against MBIA Corp.’s insurance policy consistent with such policy’s terms and conditions. The estimated net claims from the procedure above are then discounted using a risk-free rate to a net present value reflecting MBIA’s general obligation to pay claims over time and not on an accelerated basis. The above assumptions represent MBIA’s probability-weighted estimates of how transactions will perform over time.

As of September 30, 2014 and December 31, 2013, the Company established loss and LAE reserves totaling $112 million and $126 million, respectively, related to second-lien RMBS issues after the elimination of $19 million and $43 million, respectively, as a result of consolidating VIEs. For the nine months ended September 30, 2014, the Company incurred $88 million of losses and LAE recorded in earnings related to second-lien RMBS issues after the elimination of a $25 million expense as a result of consolidating VIEs.

The Company monitors portfolio performance on a monthly basis against projected performance, reviewing delinquencies, Roll Rates, and prepayment rates (including voluntary and involuntary). However, loan performance remains difficult to predict and losses may exceed expectations. In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves accordingly. If actual performance were to remain at the current levels for six additional months compared to the probability-weighted outcome currently used by the Company, the addition to the case basis reserves would be approximately $50 million.

Second-lien RMBS Recoveries

The Company primarily records two types of recoveries related to insured second-lien RMBS exposures: “put-back” claims related to those mortgage loans whose inclusion in insured securitizations failed to comply with representations and warranties (“ineligible loans”) and excess spread that is generated from performing loans in the insured transactions.

Excess Spread

As of September 30, 2014 and December 31, 2013, the Company recorded estimated recoveries of $535 million and $681 million, respectively, for the reimbursement of past and future expected claims through excess spread in insured second-lien RMBS transactions after the elimination of $141 million and $190 million, respectively, as a result of consolidating VIEs. As of September 30, 2014, $529 million and $6 million were included in “Insurance loss recoverable” and “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets, respectively, after the elimination of $141 million in “Insurance loss recoverable”, as a result of consolidating VIEs. As of December 31, 2013, $647 million and $34 million were included in “Insurance loss recoverable” and “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets, respectively, after the elimination of $183 million and $7 million, respectively, as a result of consolidating VIEs.

Excess spread is generated by performing loans within insured second-lien RMBS securitizations and is the difference between interest inflows on mortgage loan collateral and interest outflows on insured beneficial interests. The amount of excess spread depends on the future loss trends (which include future delinquency trends, average time to charge-off delinquent loans, and the availability of pool mortgage insurance), the future spread between Prime and LIBOR interest rates; and borrower refinancing behavior which results in voluntary prepayments. Minor deviations in loss trends and voluntary prepayments may substantially impact the amounts collected from excess spread. Voluntary prepayment rates generally increased for the nine months ended September 30, 2014. The use of these average voluntary prepayment rates in the loss projections resulted in a reduction in estimated recoveries.

Ineligible Mortgage Loans

To date, MBIA has settled the majority of the Company’s put-back claims, with its claims against only Credit Suisse remaining as outstanding. The settlement amounts have been consistent with the put-back recoveries previously included in the Company’s financial statements. Refer to “Note 13: Commitments and Contingencies” for additional information about the litigation against Credit Suisse.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

As of September 30, 2014 and December 31, 2013, the Company recorded estimated recoveries of $365 million and $359 million, respectively, related to second-lien RMBS put-back claims on ineligible mortgage loans, reflected in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

The Company believes that it will prevail in enforcing its contractual put-back rights against Credit Suisse. Based on the Company’s assessment of the strength of these claims, the Company believes it is entitled to collect the full amount of its incurred losses, which totaled $432 million through September 30, 2014. The Company is entitled to collect interest on amounts paid. However, uncertainty remains with respect to the ultimate outcome of the litigation with Credit Suisse, which is contemplated in the scenario based-modeling the Company uses. The Credit Suisse recovery scenarios are based on the amount of incurred losses measured against certain probabilities of ultimate resolution of the dispute with Credit Suisse over the inclusion of ineligible mortgage loans in the HEMT securitization. Most of the probability weight is assigned to partial recovery scenarios and are discounted using the current risk-free discount rates associated with the underlying transaction’s cash flows.

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

First-lien RMBS Reserves

The Company’s first-lien RMBS case basis reserves as of September 30, 2014, which primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans, were determined using the Roll Rate Methodology. The Company assumes that the Roll Rate for loans in foreclosure, REO and bankruptcy are 90%, 90% and 75%, respectively. Roll Rates for current, 30-59 day delinquent loans, 60-89 day delinquent loans and 90+ day delinquent loans are calculated on a transaction-specific basis. The Current Roll to Loss rates stay at the August 31, 2014 level for one month before declining to 25% of this level over a 24-month period.

The Company estimates future losses by using three different probability-weighted scenarios: base; stress; and additional stress. The three scenarios differ in the Roll Rates to loss of 90+ day delinquent loans. In the base scenario, the Company uses deal-specific Roll Rates obtained from historic loan level Roll Rate data for 90+ day delinquent loans. In the stress scenario, the Company assumes a 90% Roll Rate for all 90+ day delinquent loans. In the additional stress scenario, the Roll Rates for each deal are an average of the deal-specific Roll Rate used in the base scenario and the 90% rate. The Roll Rates are applied to the amounts in each deal’s respective 90+ delinquency bucket based on delinquencies as of August 31, 2014 in order to estimate future losses from loans that are delinquent as of September 30, 2014.

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

As of September 30, 2014, the Company established loss and LAE reserves totaling $242 million related to first-lien RMBS issues. As of December 31, 2013, the Company established loss and LAE reserves totaling $241 million related to first-lien RMBS issues after the elimination of $2 million as a result of consolidating VIEs. For the nine months ended September 30, 2014, the Company incurred $39 million of losses and LAE recorded in earnings related to first-lien RMBS issues after the elimination of a $1 million benefit as a result of consolidating VIEs.

ABS CDOs (Financial Guarantees and Insured Derivatives)

MBIA’s insured ABS CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes but are not limited to RMBS related collateral, ABS CDOs, corporate CDOs and collateralized loan obligations). These transactions were insured as either financial guarantee insurance policies or credit derivatives with the majority currently insured in the form of financial guarantees. Since the fourth quarter of 2007, MBIA’s insured par exposure within the ABS CDO portfolio has been substantially reduced through a combination of terminations and commutations. Accordingly, as of September 30, 2014, the insured par exposure of the ABS CDO financial guarantee insurance policies and credit derivatives portfolio has declined by approximately 97% of the insured amount as of December 31, 2007.

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

As of September 30, 2014 and December 31, 2013, the Company established loss and LAE reserves totaling $72 million and $115 million, respectively, related to ABS CDO financial guarantee insurance policies after the elimination of $243 million and $226 million, respectively, as a result of consolidating VIEs. For the nine months ended September 30, 2014, the Company had a benefit of $14 million of losses and LAE recorded in earnings related to ABS CDO financial guarantee insurance policies after the elimination of a $17 million expense as a result of consolidating VIEs. In the event of further deteriorating performance of the collateral referenced or held in ABS CDO transactions, the amount of losses estimated by the Company could increase substantially.

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

The Company considers several factors when developing the range of potential outcomes in the CRE market and their impact on MBIA. The following approaches require substantial judgments about the future performance of each transaction:

1.	Each transaction is evaluated for its commutation potential, which is customized by counterparty and considers historical commutation prices, the level of dialogue with the counterparty and the credit quality and payment profile of the underlying exposure.

2.	A range of loss scenarios is considered under different default and severity rates for each transaction’s distressed loan amounts. Additionally, certain loans may be reviewed individually so performance and loss severity can be more accurately determined.

The loss severities projected by these approaches vary widely. Actual losses will be a function of the proportion of loans in the pools that are foreclosed and liquidated and the loss severities associated with those liquidations.

For the nine months ended September 30, 2014, additional credit impairments and LAE for insured derivatives on structured CMBS pools, CRE CDOs and CRE loan pools were estimated to be $97 million as a result of additional delinquencies and loan level liquidations, as well as MBIA’s continued assessment of various commutation possibilities. Since 2013, the Company has been paying claims on a CMBS pool transaction that had experienced deterioration such that all remaining deductible was eliminated.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Loss and LAE Activity

Financial Guarantee Insurance Losses (Non-Derivative and Non-Consolidated VIEs)

The Company’s financial guarantee insurance losses and LAE for the nine months ended September 30, 2014 are presented in the following table:

	Nine Months Ended September 30, 2014
In millions	Second-lien RMBS	First-lien RMBS	Other(1)	Total
Losses and LAE related to expected payments	$13	$43	$(112)	$(56)
Recoveries of expected payments	75	(4)	67	138

Gross losses incurred	88	39	(45)	82
Reinsurance	-	-	-	-

Losses and LAE expense (benefit)	$88	$39	$(45)	$82

(1) -	Includes ABS CDOs, CMBS, U.S. public finance and other issues.

The losses and LAE expense in the preceding table primarily related to decreases in recoveries of expected payments as a result of lower projected collections from excess spread within insured second-lien RMBS securitizations and increases in losses and LAE related to expected payments on previously established insured first-lien RMBS reserves. Partially offsetting these expenses was a benefit related to a decrease in reserves on an international road transaction.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of September 30, 2014:

$ in millions	Surveillance Categories
	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	46	102	6	185	339
Number of issues(1)	21	10	5	120	156
Remaining weighted average contract period (in years)	8.7	11.4	10.0	8.5	9.0
Gross insured contractual payments outstanding:(2)
Principal	$2,648	$1,735	$162	$7,879	$12,424
Interest	2,137	957	87	4,089	7,270

Total	$4,785	$2,692	$249	$11,968	$19,694

Gross Claim Liability	$-	$-	$-	$841	$841
Less:
Gross Potential Recoveries	-	-	-	798	798
Discount, net(3)	-	-	-	120	120

Net claim liability (recoverable)	$-	$-	$-	$(77)	$(77)

Unearned premium revenue	$86	$34	$5	$88	$213

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

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

The gross claim liability in the preceding tables represents the Company’s estimate of undiscounted probability-weighted future claim payments. As of September 30, 2014 and December 31, 2013, the gross claim liability primarily related to insured first and second-lien RMBS issues, ABS CDOs and an international road transaction.

The gross potential recoveries represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments. As of September 30, 2014 and December 31, 2013, the gross potential recoveries principally related to insured second-lien RMBS and U.S. public finance issues. The Company’s recoveries have been, and remain based on either salvage rights, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments, it is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of the claim liability for a given policy. The gross claim liability and gross potential recoveries reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table presents the components of the Company’s loss and LAE reserves and insurance loss recoverable as reported on the Company’s consolidated balance sheets as of September 30, 2014 and December 31, 2013 for insured obligations within MBIA’s “Classified List.” The loss reserves (claim liability) and insurance claim loss recoverable included in the following table represent the present value of the probability-weighted future claim payments and recoveries reported in the preceding tables.

In millions	As of September 30, 2014	As of December 31, 2013
Loss reserves (claim liability)	$449	$580
LAE reserves	68	61

Loss and LAE reserves	$517	$641

Insurance claim loss recoverable	$(568)	$(694)
LAE insurance loss recoverable	(7)	-

Insurance loss recoverable	$(575)	$(694)

Reinsurance recoverable on unpaid losses	$6	$7
Reinsurance recoverable on unpaid LAE reserves	1	1

Reinsurance recoverable on paid and unpaid losses	$7	$8

As of September 30, 2014, loss and LAE reserves include $612 million of reserves for expected future payments offset by expected recoveries of such future payments of $95 million. As of December 31, 2013, loss and LAE reserves included $847 million of reserves for expected future payments offset by expected recoveries of such future payments of $206 million. As of September 30, 2014 and December 31, 2013, the insurance loss recoverable primarily related to expected future recoveries on second-lien RMBS transactions resulting from excess spread generated by performing loans in such transactions.

The decrease in insurance loss recoverable was primarily due to decreases in projected collections from excess spread within insured second-lien RMBS securitizations.

The following table presents the amounts of the Company’s second-lien RMBS exposure, gross undiscounted claim liability and potential recoveries related to non-consolidated VIEs and consolidated VIEs, included in the Company’s “Classified List,” as of September 30, 2014:

Second-lien RMBS Exposure		Outstanding		Gross Undiscounted
$ in billions	Issues	Gross Principal	Gross Interest	Claim Liability	Potential Recoveries
Non-consolidated VIEs	24	$3.1	$1.0	$0.1	$0.6
Consolidated VIEs	11	$1.5	$0.5	$-	$0.5

The following table presents changes in the Company’s loss and LAE reserves for the nine months ended September 30, 2014. Changes in the loss and LAE reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in amount and timing of estimated payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of September 30, 2014, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 2.01%. LAE reserves are expected to be settled within a one-year period and are not discounted.

In millions	Changes in Loss and LAE Reserves for the Nine Months Ended September 30, 2014
Gross Loss and LAE Reserves as of December 31, 2013	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other(1)	Gross Loss and LAE Reserves as of September 30, 2014
$641	$(131)	$11	$42	$(48)	$17	$7	$(22)	$517

(1) -	Primarily changes in amount and timing of payments.

The decrease in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily related to loss payments and changes in assumptions on an international road transaction, partially offset by increases in reserves due to changes in discount rates on ABS CDOs and insured first and second-lien RMBS issues outstanding as of December 31, 2013.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following tables present changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the nine months ended September 30, 2014. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Nine Months Ended September 30, 2014
In millions	As of December 31, 2013	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Changes in LAE Recoveries	Other(1)	As of September 30, 2014
Insurance loss recoverable	$694	$(84)	$10	$10	$(63)	$7	$1	$575
Recoveries on unpaid losses	206	-	3	12	(128)	2	-	95

Total	$900	$(84)	$13	$22	$(191)	$9	$1	$670

(1)	Primarily changes in amount and timing of collections.

The decrease in the Company’s insurance loss recoverable and recoveries on unpaid losses during 2014 was primarily due to changes in assumptions of projected future voluntary prepayment rates on second-lien RMBS and collections associated with issues outstanding as of December 31, 2013.

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

	Nine Months Ended September 30,
In millions	2014	2013
Loss adjustment expense incurred, gross	$37	$31

Note 6: Fair Value of Financial Instruments

Fair Value Measurement

Fair value is a market-based measure considered from the perspective of a market participant. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those which it believes market participants would use in pricing an asset or liability at the measurement date. The fair value measurement of financial instruments held or issued by the Company are determined through the use of observable market data when available. Market data is obtained from a variety of third-party sources, including dealer quotes. If dealer quotes are not available for an instrument that is infrequently traded, the Company uses alternate valuation methods, including either dealer quotes for similar instruments or modeling using market data inputs. The use of alternate valuation methods generally requires considerable judgment in the application of estimates and assumptions and changes to such estimates and assumptions may produce materially different fair values.

The accounting guidance for fair value measurement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available and reliable. Observable inputs are those the Company believes that market participants would use in pricing an asset or liability based on available market data. Unobservable inputs are those that reflect the Company’s beliefs about the assumptions market participants would use in pricing an asset or liability based on available information. The fair value hierarchy is categorized into three levels based on the observability and reliability of inputs, as follows:

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

Financial Assets (excluding derivative assets)

Financial assets, excluding derivative assets, held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically, the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company believes a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, the Company will obtain a price from another third-party provider, such as a broker, or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of September 30, 2014 or December 31, 2013. All challenges to third-party prices are reviewed by staff of the Company with relevant expertise to ensure reasonableness of assumptions.

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

Internal Review Process

All significant financial assets and liabilities are reviewed by committees created by the Company to ensure compliance with the Company’s policies and risk procedures in the development of fair values of financial assets and liabilities. These valuation committees review, among other things, key assumptions used for internally developed prices, significant changes in sources and uses of inputs, including changes in model approaches, and any adjustments from third-party inputs or prices to internally developed inputs or prices. The committees also review any significant impairment or improvements in fair values of the financial instruments from prior periods. From time to time, these committees will consult with the Company’s valuation experts to better understand key methods and assumptions used for the determination of fair value, including understanding significant changes in fair values. These committees are comprised of senior finance team members with the relevant experience in the financial instruments their committee is responsible for. For each quarter, these committees document their agreement with the fair values developed by management of the Company as reported in the quarterly and annual financial statements.

Valuation Techniques

Valuation techniques for financial instruments measured at fair value or disclosed at fair value are described below.

Fixed-Maturity Securities (including short-term investments) Held as Available-For-Sale, Investments Carried at Fair Value, Investments Pledged as Collateral, Investments Held-to-Maturity, and Other Investments

These investments include investments in U.S. Treasury and government agencies, state and municipal bonds, foreign governments, corporate obligations, mortgage-backed securities (“MBS”), ABS, money market securities, and perpetual debt and equity securities.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Cash and Cash Equivalents, Receivable for Investments Sold, Net Cash Collateral Pledged to Swap Counterparties, Payable for Investments Purchased, Payable for Loans Purchased and Accrued Investment Income

The carrying amounts of cash and cash equivalents, receivable for investments sold, net cash collateral pledged to swap counterparties, payable for investments purchased, payable for loans purchased, and accrued investment income approximate fair values due to the short-term nature and credit worthiness of these instruments. These items are categorized in Level 1 or Level 2 of the fair value hierarchy.

Loans Receivable at Fair Value

Loans receivable at fair value are comprised of loans held by consolidated VIEs consisting of corporate and residential mortgage loans. Fair values of commercial loans are obtained from a pricing service and determined using actively quoted prices obtained from multiple market participants. Fair values of residential mortgage loans are determined using quoted prices for MBS issued by the respective VIE and adjustments for the fair values of the financial guarantees provided by MBIA Corp. on the related MBS. Loans receivable at fair value are categorized in Level 2 or Level 3 of the fair value hierarchy based on the input that is significant to the fair value measurement in its entirety.

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

Investment Agreements

The fair values of investment agreements are determined using discounted cash flow techniques based on contractual cash flows and observable interest rates currently being offered for similar agreements with comparable maturity dates. Investment agreements contain collateralization and termination agreements that substantially mitigate the nonperformance risk of the Company. As the terms of the notes are private, and the timing and amount of contractual cash flows are not observable, these investment agreements are categorized as Level 3 of the fair value hierarchy.

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

Long-term Debt

Long-term debt consists of notes, debentures, surplus notes and accrued interest on this debt. The fair value of long-term notes, debentures and surplus notes are estimated based on quoted prices for the identical or similar securities. The fair value of the accrued interest expense on the surplus notes due in 2033 is determined based on the scheduled interest payments discounted by the market’s perception of the credit risk related to the repayment of the surplus notes. The credit risk related to the repayment of the surplus notes is based on recent trades of the surplus notes. The deferred interest payment will be due on the first business day on or after which the Company obtains approval to make such payment.

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

The Company has policies and procedures in place regarding counterparties, including review and approval of the counterparty and the Company’s exposure limit, collateral posting requirements, collateral monitoring and margin calls on collateral. The Company manages counterparty credit risk on an individual counterparty basis through master netting arrangements covering derivative transactions in the asset/liability products segment as of September 30, 2014. These agreements allow the Company to contractually net amounts due from a counterparty with those amounts due to such counterparty when certain triggering events occur. The Company only executes swaps under master netting agreements, which typically contain mutual credit downgrade provisions that generally provide the ability to require assignment or termination in the event either the Company or the counterparty is downgraded below a specified credit rating. The netting agreements minimize the potential for losses related to credit exposure and thus serve to mitigate the Company’s nonperformance risk under these derivatives.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Approximately 94% of the balance sheet fair value of insured credit derivatives as of September 30, 2014 was valued based on the Binomial Expansion Technique (“BET”) Model. Approximately 6% of the balance sheet fair value of insured credit derivatives as of September 30, 2014 was valued based on the internally developed Direct Price Model and the Dual Default model. The valuation of insured derivatives includes the impact of its credit standing. All of these derivatives are categorized as Level 3 of the fair value hierarchy as their fair value is derived using significant unobservable inputs.

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

There were some transactions where the Company incorporated multiple levels within the hierarchy, including using actual collateral-specific credit spreads in combination with a calculated spread based on an assumed relationship. In those cases, MBIA classified the transaction as being benchmarked from the most relevant spread source even though the majority of the average spread was from actual collateral-specific spreads. As of September 30, 2014, sector-specific spreads were used in 6% of the transactions valued using the BET Model. Corporate spreads were used in 44% of the transactions and spreads benchmarked from the most relevant spread source were used for 50% of the transactions. The spread source can also be identified by whether or not it is based on collateral weighted average rating factor (“WARF”). No collateral-specific spreads are based on WARF. Sector-specific spreads, corporate spreads and some benchmarked spreads are based on WARF. WARF-sourced and/or ratings-sourced credit spreads were used for 76% of the transactions.

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

d. Nonperformance Risk

The Company’s valuation methodology for insured credit derivative liabilities incorporates MBIA Corp.’s own nonperformance risk. The Company calculates the fair value by discounting the market value loss estimated through the BET Model at discount rates which include MBIA Corp.’s CDS spreads as of September 30, 2014. The CDS spreads assigned to each deal are based on the weighted average life of the deal. The Company limits the nonperformance impact so that the derivative liability could not be lower than MBIA Corp.’s recovery derivative price multiplied by the unadjusted derivative liability.

Overall Model Results

As of September 30, 2014 and December 31, 2013, the Company’s net insured CDS derivative liability was $284 million and $1.2 billion, respectively, based on the results of the aforementioned models. A significant driver of changes in fair value is MBIA Corp.’s nonperformance risk. In aggregate, the nonperformance calculation resulted in a pre-tax net insured derivative liability that was $94 million and $394 million lower than the net liability that would have been estimated if MBIA Corp. excluded nonperformance risk in its valuation as of September 30, 2014 and December 31, 2013, respectively. Nonperformance risk is a fair value concept and does not contradict MBIA Corp.’s internal view, based on fundamental credit analysis of MBIA Corp.’s economic condition, that MBIA Corp. will be able to pay all claims when due.

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

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013. These tables exclude inputs used to measure fair value that are not developed by the Company, such as broker prices and other third-party pricing service valuations.

In millions	Fair Value as of September 30, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,495	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 8%(2%)
Loan repurchase commitments	365	Discounted cash flow	Recovery rates(1)
			Breach rates(1)
Liabilities of consolidated VIEs:
Variable interest entity notes	746	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 35%(16%)
Credit derivative liabilities, net:
CMBS	263	BET Model	Recovery rates	25% - 90%(74%)
			Nonperformance risk	13% - 24%(22%)
			Weighted average life (in years)	1.6 - 3.1(2.5)
			CMBS spreads	0% - 37%(11%)
Multi-sector CDO	11	Direct Price Model	Nonperformance risk	51% - 51%(51%)
Other	10	BET Model and Dual Default	Recovery rates	42% - 45%(45%)
			Nonperformance risk	40% - 50%(48%)
			Weighted average life (in years)	0.5 - 8.1(1.4)
Other derivative liabilities	38	Discounted cash flow	Cash flows	$0 - $83($42)(2)

(1) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(2) -	Midpoint of cash flows are used for the weighted average.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Fair Value as of December 31, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,612	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 17%(3%)
Loan repurchase commitments	359	Discounted cash flow	Recovery rates(1)
			Breach rates(1)
Liabilities of consolidated VIEs:
Variable interest entity notes	940	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 25%(12%)
Credit derivative liabilities, net:
CMBS	1,050	BET Model	Recovery rates	25% - 90%(60%)
			Nonperformance risk	8% - 57%(25%)
			Weighted average life (in years)	1.1-28.0(3.3)
			CMBS spreads	1% - 29%(13%)
Multi-sector CDO	12	Direct Price Model	Nonperformance risk	57% - 57%(57%)
Other	85	BET Model and Dual Default	Recovery rates	42% - 90%(45%)
			Nonperformance risk	13% - 54%(25%)
			Weighted average life (in years)	0.2 - 8.7(2.3)

(1) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of September 30, 2014
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$515	$115	$-		$-	$630
State and municipal bonds	-	1,664	58	(1)	-	1,722
Foreign governments	195	78	6	(1)	-	279
Corporate obligations	-	2,106	38	(1)	-	2,144
Mortgage-backed securities:
Residential mortgage-backed agency	-	1,156	-		-	1,156
Residential mortgage-backed non-agency	-	55	-		-	55
Commercial mortgage-backed	-	26	1	(1)	-	27
Asset-backed securities:
Collateralized debt obligations	-	8	92	(1)	-	100
Other asset-backed	-	137	94	(1)	-	231

Total fixed-maturity investments	710	5,345	289		-	6,344
Money market securities	610	-	-		-	610
Perpetual debt and equity securities	27	40	13	(1)	-	80
Cash and cash equivalents	550	-	-		-	550
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	69	-		(65)	4

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of September 30, 2014
Assets of consolidated VIEs:
Corporate obligations	-	21	69	(1)	-	90
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	203	4	(1)	-	207
Commercial mortgage-backed	-	85	-		-	85
Asset-backed securities:
Collateralized debt obligations	-	9	6	(1)	-	15
Other asset-backed	-	35	39	(1)	-	74
Cash	56	-	-		-	56
Loans receivable at fair value:
Residential loans receivable	-	-	1,495		-	1,495
Corporate loans receivable	-	407	-		-	407
Loan repurchase commitments	-	-	365		-	365

Total assets	$1,953	$6,214	$2,280		$(65)	$10,382

Liabilities:
Medium-term notes	$-	$-	$202	(1)	$-	$202
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	4	284		-	288
Non-insured derivatives:
Interest rate derivatives	-	211	-		(109)	102
Other	-	-	38		-	38
Other liabilities:
Warrants	-	24	-		-	24
Liabilities of consolidated VIEs:
Variable interest entity notes	-	1,717	746		-	2,463
Derivative liabilities:
Currency derivatives	-	-	7	(1)	-	7

Total liabilities	$-	$1,956	$1,277		$(109)	$3,124

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2013
Assets of consolidated VIEs:
Corporate obligations	-	41	48	(1)	-	89
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	255	4	(1)	-	259
Commercial mortgage-backed	-	102	3	(1)	-	105
Asset-backed securities:
Collateralized debt obligations	-	14	22	(1)	-	36
Other asset-backed	-	44	54	(1)	-	98
Money market securities	136	-	-		-	136
Cash	97	-	-		-	97
Loans receivable at fair value	-	-	1,612		-	1,612
Loan repurchase commitments	-	-	359		-	359

Total assets	$2,713	$5,763	$2,352		$(42)	$10,786

Liabilities:
Medium-term notes	$-	$-	$203	(1)	$-	$203
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	5	1,147		-	1,152
Non-insured derivatives:
Interest rate derivatives	-	165	-		(165)	-
Other liabilities:
Warrants	-	59	-		-	59
Liabilities of consolidated VIEs:
Variable interest entity notes	-	1,416	940		-	2,356
Derivative liabilities:
Currency derivatives	-	-	11	(1)	-	11

Total liabilities	$-	$1,645	$2,301		$(165)	$3,781

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

Level 3 assets at fair value as of September 30, 2014 and December 31, 2013 represented approximately 22% of total assets measured at fair value. Level 3 liabilities at fair value as of September 30, 2014 and December 31, 2013 represented approximately 41% and 61%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of September 30, 2014 and December 31, 2013:

	Fair Value Measurements at Reporting Date Using			Fair Value Balance as of September 30, 2014	Carry Value Balance as of September 30, 2014
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other investments	$-	$-	$4	$4	$4
Accrued investment income(1)	-	48	-	48	48
Receivable for investments sold(1)	-	58	-	58	58
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	2,730	2,730	2,772

Total assets	$-	$106	$2,734	$2,840	$2,882

Liabilities:
Investment agreements	$-	$-	$801	$801	$659
Medium-term notes	-	-	799	799	1,027
Long-term debt	-	1,462	-	1,462	1,784
Payable for investments purchased(2)	-	49	-	49	49
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	2,837	2,837	2,772
Payable for loans purchased	-	39	-	39	39

Total liabilities	$-	$1,550	$4,437	$5,987	$6,330

Financial Guarantees:
Gross	$-	$-	$4,619	$4,619	$2,067
Ceded	-	-	118	118	68

(1) -	Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2013	Carry Value Balance as of December 31, 2013
Assets:
Other investments	$-	$-	$4	$4	$5
Accrued investment income(1)	-	52	-	52	52
Receivable for investments sold(1)	-	22	-	22	22
Net cash collateral pledged(1)	24	-	-	24	24
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	2,651	2,651	2,801

Total assets	$24	$74	$2,655	$2,753	$2,904

Liabilities:
Investment agreements	$-	$-	$814	$814	$700
Medium-term notes	-	-	927	927	1,224
Long-term debt	-	1,412	-	1,412	1,702
Payable for investments purchased(2)	-	31	-	31	31
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	2,751	2,751	2,930

Total liabilities	$-	$1,443	$4,492	$5,935	$6,587

Financial Guarantees:
Gross	$-	$-	$2,843	$2,843	$2,388
Ceded	-	-	71	71	76

(1) -	Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2014 and 2013:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2014

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2014
Assets:
Foreign governments	$5	$-	$-	$-	$-	$-	$-	$(6)	$-	$7	$-	$6	$-
Corporate obligations	34	-	-	-	(1)	3	-	(1)	(1)	4	-	38	-
Residential mortgage-backed agency	8	-	-	-	-	-	-	(8)	-	-	-	-	-
Commercial mortgage-backed	1	-	-	-	-	-	-	-	-	-	-	1	-
Collateralized debt obligations	95	-	-	-	-	-	-	(3)	-	-	-	92	-
Other asset-backed	82	-	-	(4)	-	-	-	(4)	-	21	(1)	94	-
State and municipal bonds	57	-	-	-	-	-	-	(1)	-	2	-	58	-
Perpetual debt and equity securities	13	-	-	-	-	-	-	-	-	-	-	13	-
Assets of consolidated VIEs:
Corporate obligations	62	-	-	-	-	-	-	-	-	7	-	69	-
Residential mortgage-backed non-agency	4	-	-	-	-	-	-	-	-	-	-	4	-
Collateralized debt obligations	6	-	-	-	-	-	-	-	-	-	-	6	-
Other asset-backed	26	-	-	-	-	-	-	(1)	-	14	-	39	-
Loans receivable	1,539	-	12	-	-	-	-	(56)	-	-	-	1,495	12
Loan repurchase commitments	363	-	2	-	-	-	-	-	-	-	-	365	2

Total assets	$2,295	$-	$14	$(4)	$(1)	$3	$-	$(80)	$(1)	$55	$(1)	$2,280	$14

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2014
Liabilities:
Medium-term notes	$217	$-	$2	$-	$(17)	$-	$-	$-	$-	$-	$-	$202	$(15)
Credit derivatives, net	332	24	(48)	-	-	-	-	(24)	-	-	-	284	(14)
Other derivatives	33	-	5	-	-	-	-	-	-	-	-	38	5
Liabilities of consolidated VIEs:
VIE notes	802	-	4	-	-	-	-	(60)	-	-	-	746	4
Currency derivatives, net	11	-	(3)	-	(1)	-	-	-	-	-	-	7	(4)

Total liabilities	$1,395	$24	$(40)	$-	$(18)	$-	$-	$(84)	$-	$-	$-	$1,277	$(24)

(1) -	Transferred in and out at the end of the period.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Transfers into and out of Level 3 were $55 million and $1 million, respectively, for the three months ended September 30, 2014. Transfers into and out of Level 2 were $1 million and $55 million, respectively, for the three months ended September 30, 2014. Transfers into Level 3 were principally related to other ABS, corporate obligations and foreign government securities, where inputs, which are significant to their valuation, became unobservable during the quarter. Other ABS, comprised the majority of the transferred instruments out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

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

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2014 and 2013:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2014

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2014
Assets:
Foreign governments	$12	$-	$-	$-	$-	$-	$-	$(15)	$-	$9	$-	$6	$-
Corporate obligations	48	3	3	(4)	(1)	9	-	(3)	(23)	7	(1)	38	2
Residential mortgage-backed agency	-	-	-	-	-	-	-	(8)	-	37	(29)	-	-
Residential mortgage-backed non-agency	6	-	-	(1)	-	-	-	-	-	-	(5)	-	-
Commercial mortgage-backed	14	-	-	-	-	-	-	(14)	-	2	(1)	1	-
Collateralized debt obligations	82	(2)	1	27	-	5	-	(9)	(41)	36	(7)	92	-
Other asset-backed	58	-	-	4	-	11	-	(8)	(1)	51	(21)	94	-
State and municipal bonds	19	-	-	1	-	-	-	(3)	(3)	46	(2)	58	-
Perpetual debt and equity securities	11	-	2	-	-	-	-	-	-	4	(4)	13	2
Assets of consolidated VIEs:
Corporate obligations	48	-	-	-	-	-	-	(4)	-	25	-	69	-
Residential mortgage-backed non-agency	4	-	(1)	-	-	-	-	(1)	-	2	-	4	-
Commercial mortgage-backed	3	-	(3)	-	-	-	-	-	-	-	-	-	-
Collateralized debt obligations	22	-	(10)	-	-	-	-	(4)	-	1	(3)	6	1
Other asset-backed	54	-	(16)	-	-	-	-	(7)	-	18	(10)	39	-
Loans receivable	1,612	-	48	-	-	-	-	(165)	-	-	-	1,495	48
Loan repurchase commitments	359	-	6	-	-	-	-	-	-	-	-	365	6

Total assets	$2,352	$1	$30	$27	$(1)	$25	$-	$(241)	$(68)	$238	$(83)	$2,280	$59

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales		Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2014
Liabilities:
Medium-term notes	$203	$-	$17	$-	$(18)	$-	$-	$-	$-		$-	$-	$202	$(1)
Credit derivatives, net	1,147	388	(863)	-	-	-	-	(388)	-		-	-	284	20
Other derivatives, net	-	30	8	-	-	-	-	-	-		-	-	38	8
Liabilities of consolidated VIEs:
VIE notes	940	-	40	-	-	-	3	(196)	(41)		-	-	746	37
Currency derivatives, net	11	-	(3)	-	(1)	-	-	-	-		-	-	7	(4)

Total liabilities	$2,301	$418	$(801)	$-	$(19)	$-	$3	$(584)	$(41)	(2)	$-	$-	$1,277	$60

(1) -	Transferred in and out at the end of the period.

(2) -	Primarily relates to the deconsolidation of VIEs.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2013

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2013
Assets:
Foreign governments	$3	$-	$-	$-	$-	$-	$-	$(11)	$-	$16	$(3)	$5	$-
Corporate obligations	76	(5)	6	11	-	1	-	(14)	(29)	1	-	47	6
Residential mortgage- backed agency	-	-	-	-	-	-	-	-	-	20	(3)	17	-
Residential mortgage- backed non-agency	4	-	-	-	-	-	-	(3)	-	-	(1)	-	-
Commercial mortgage-backed	28	-	-	4	-	-	-	(2)	(18)	3	(1)	14	-
Collateralized debt obligations	31	(2)	-	11	-	61	-	(14)	(5)	28	(22)	88	1
Other asset-backed	26		-	(5)	-	3	-	(9)	-	47	(5)	57	-
State and municipal bonds	103	2	-	(1)	-	-	-	(4)	(12)	42	(68)	62	-
Perpetual debt and equity securities	14	-	-	-	-	-	-	-	-	-	(3)	11	-
Assets of consolidated VIEs:
Corporate obligations	78	(4)	(7)	6	-	-	-	(3)	(25)	3	-	48	-
Residential mortgage- backed non-agency	6	-	6	-	-	-	-	(7)	-	3	(4)	4	-
Commercial mortgage-backed	7	-	(1)	-	-	-	-	-	(24)	20	-	2	1
Collateralized debt obligations	125	-	(8)	5	-	-	-	(5)	(84)	1	(14)	20	2
Other asset-backed	64	-	(7)	-	-	-	-	(10)	(2)	11	(6)	50	3
Loans receivable	1,881	-	208	-	-	-	-	(211)	(174)	-	-	1,704	194
Loan repurchase commitments	1,086	-	140	-	-	-	-	(110)	-	-	-	1,116	140

Total assets	$3,532	$(9)	$337	$31	$-	$65	$-	$(403)	$(373)	$195	$(130)	$3,245	$347

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales			Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2013
Liabilities:
Medium-term notes	$165	$-	$34	$-	$5	$-	$-	$-	$			$-	$-	$204	$39
Credit derivatives, net	2,921	1,548	(1,562)	-	-	-	-	(1,548)		-		4	-	1,363	301
Interest rate derivatives, net	(1)	-	2	-	-	-	-	-		-		-	(1)	-	(21)
Currency derivatives, net	1	-	-	-	-	-	-	-		-		-	(1)	-	-
Liabilities of consolidated VIEs:
VIE notes	1,932	-	140	-	-	-	-	(251)		(1,076)		-	-	745	53
Currency derivatives, net	21	-	(5)	-	(1)	-	-	-		-		-	-	15	(6)

Total liabilities	$5,039	$1,548	$(1,391)	$-	$4	$-	$-	$(1,799)		$(1,076)	(2)	$4	$(2)	$2,327	$366

(1) -	Transferred in and out at the end of the period.

(2) -	Primarily relates to the deconsolidation of VIEs.

Transfers into and out of Level 3 were $238 million and $83 million, respectively, for the nine months ended September 30, 2014. Transfers into and out of Level 2 were $83 million and $238 million, respectively, for the nine months ended September 30, 2014. Transfers into Level 3 were principally related to other ABS, state and municipal bonds, RMBS agency, CDO’s, and corporate obligations, where inputs, which are significant to their valuation, became unobservable during the period. RMBS agency and other ABS comprised the majority of the transferred instruments out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended September 30, 2014 and 2013 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2014	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2013
Revenues:
Unrealized gains (losses) on insured derivatives	$48	$14	$285	$285
Realized gains (losses) and other settlements on insured derivatives	(24)	-	(28)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	9	10	(24)	(1)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	14	14	(11)	(6)

Total	$47	$38	$222	$278

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the nine months ended September 30, 2014 and 2013 are reported on the Company’s consolidated statements of operations as follows:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
		Change in		Change in
		Unrealized		Unrealized
		Gains (Losses)		Gains (Losses)
		for the		for the
		Period Included		Period Included
		in Earnings		in Earnings
		for Assets		for Assets
		and		and
	Total Gains	Liabilities still	Total Gains	Liabilities still
	(Losses)	held as of	(Losses)	held as of
	Included	September 30,	Included	September 30,
In millions	in Earnings	2014	in Earnings	2013
Revenues:
Unrealized gains (losses) on insured derivatives	$863	$(20)	$1,562	$(301)
Realized gains (losses) and other settlements on insured derivatives	(418)	-	(1,548)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(1)	(3)	(39)	(11)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(12)	22	193	293

Total	$432	$(1)	$168	$(19)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Option

The Company elected to record at fair value certain financial instruments that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following table presents the changes in fair value included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 for financial instruments for which the fair value option was elected:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013
Investments carried at fair value(1)	$-	$1	$2	$7
Fixed-maturity securities held at fair value-VIE(2)	(3)	(37)	(71)	(35)
Loans receivable at fair value:
Residential mortgage loans(2)	(45)	(87)	(118)	(16)
Other loans(2)	(2)	-	(2)	13
Loan repurchase commitments(2)	1	1	6	140
Medium-term notes(1)	15	(17)	1	(39)
Variable interest entity notes (2)	87	164	256	85

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.

(2) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2014 and December 31, 2013 for loans and notes for which the fair value option was elected:

	As of September 30, 2014			As of December 31, 2013
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$1,636	$1,447	$189	$1,846	$1,562	$284
Residential mortgage loans (90 days or more past due)	236	48	188	231	50	181
Other loans	409	407	2	-	-	-

Total loans receivable at fair value	$2,281	$1,902	$379	$2,077	$1,612	$465
Variable interest entity notes	$3,704	$2,463	$1,241	$3,787	$2,356	$1,431
Medium-term notes	$253	$202	$51	$276	$203	$73

Substantially all gains and losses included in earnings during the periods ended September 30, 2014 and 2013 on loans receivable and VIE notes reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the VIE notes, resulting in depressed pricing of the financial instruments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments

Investments, excluding those elected under the fair value option, include debt and equity securities classified as either available-for-sale (“AFS”) or HTM. Other invested assets designated as AFS are primarily comprised of money market funds.

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and other-than-temporary impairments (“OTTI”) for AFS and HTM investments in the Company’s consolidated investment portfolio as of September 30, 2014 and December 31, 2013:

	September 30, 2014
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$582	$31	$(5)	$608	$-
State and municipal bonds	1,668	69	(15)	1,722	-
Foreign governments	273	6	-	279	-
Corporate obligations	2,066	36	(91)	2,011	(79)
Mortgage-backed securities:
Residential mortgage-backed agency	1,125	13	(13)	1,125	-
Residential mortgage-backed non-agency	53	4	(4)	53	(4)
Commercial mortgage-backed	25	1	(1)	25	-
Asset-backed securities:
Collateralized debt obligations	120	-	(22)	98	-
Other asset-backed	221	3	(13)	211	-

Total fixed-maturity investments	6,133	163	(164)	6,132	(83)
Money market securities	603	-	-	603	-
Perpetual debt and equity securities	12	1	-	13	-

Total AFS investments	$6,748	$164	$(164)	$6,748	$(83)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$2,772	$102	$(144)	$2,730	$-

Total HTM investments	$2,772	$102	$(144)	$2,730	$-

(1) -	Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	December 31, 2013
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$528	$16	$(9)	$535	$-
State and municipal bonds	1,831	22	(73)	1,780	-
Foreign governments	184	5	-	189	-
Corporate obligations	1,682	24	(38)	1,668	-
Mortgage-backed securities:
Residential mortgage-backed agency	1,167	10	(31)	1,146	-
Residential mortgage-backed non-agency	79	13	(5)	87	4
Commercial mortgage-backed	34	1	(1)	34	-
Asset-backed securities:
Collateralized debt obligations	205	3	(57)	151	(14)
Other asset-backed	187	2	(15)	174	-

Total fixed-maturity investments	5,897	96	(229)	5,764	(10)
Money market securities	781	-	-	781	-
Perpetual debt and equity securities	10	1	-	11	-
Assets of consolidated VIEs:
Money market securities	136	-	-	136	-

Total AFS investments	$6,824	$97	$(229)	$6,692	$(10)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$2,801	$31	$(181)	$2,651	$-

Total HTM investments	$2,801	$31	$(181)	$2,651	$-

(1) -	Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of September 30, 2014. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$634	$635	$-	$-
Due after one year through five years	1,509	1,528	-	-
Due after five years through ten years	963	979	-	-
Due after ten years	1,483	1,478	2,772	2,730
Mortgage-backed and asset-backed	1,544	1,512	-	-

Total fixed-maturity investments	$6,133	$6,132	$2,772	$2,730

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of September 30, 2014 and December 31, 2013 was $10 million for both periods. These deposits are required to comply with state insurance laws.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Substantially all of the obligations under investment agreements require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of September 30, 2014 and December 31, 2013, the fair value of securities pledged as collateral for these investment agreements approximated $638 million and $693 million, respectively. The Company’s collateral as of September 30, 2014 consisted principally of RMBS and U.S. Treasury and government agency bonds, and was primarily held with major U.S. banks. Additionally, the Company pledged cash and money market securities as collateral under investment agreements in the amount of $37 million and $22 million as of September 30, 2014 and December 31, 2013, respectively.

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$60	$(1)	$175	$(4)	$235	$(5)
State and municipal bonds	146	(2)	351	(13)	497	(15)
Foreign governments	62	-	-	-	62	-
Corporate obligations	581	(81)	275	(10)	856	(91)
Mortgage-backed securities:
Residential mortgage-backed agency	79	-	415	(13)	494	(13)
Residential mortgage-backed non-agency	2	-	20	(4)	22	(4)
Commercial mortgage-backed	7	-	7	(1)	14	(1)
Asset-backed securities:
Collateralized debt obligations	1	-	86	(22)	87	(22)
Other asset-backed	61	-	44	(13)	105	(13)
Perpetual debt and equity securities	7	-	-	-	7	-

Total AFS investments	$1,006	$(84)	$1,373	$(80)	$2,379	$(164)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$-	$-	$431	$(144)	$431	$(144)

Total HTM investments	$-	$-	$431	$(144)	$431	$(144)

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

Gross unrealized losses on AFS securities decreased as of September 30, 2014 compared with December 31, 2013 primarily due to market price appreciation caused by declining interest rates. Gross unrealized losses on HTM securities decreased as of September 30, 2014 compared with December 31, 2013 primarily due to market price appreciation caused by the narrowing of credit spreads.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of September 30, 2014 and December 31, 2013 was 15 and 18 years, respectively. As of September 30, 2014 and December 31, 2013, there were 191 and 77 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which the fair values of 32 and 50 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer by percentage of fair value below book value by more than 5% as of September 30, 2014:

	AFS Securities			HTM Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	18	$112	$104	-	$-	$-
> 15% to 25%	9	98	76	-	-	-
> 25% to 50%	-	-	-	1	575	431
> 50%	4	20	3	-	-	-

Total	31	$230	$183	1	$575	$431

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the fair values and gross unrealized losses by credit rating category of ABS, MBS and corporate obligations included in the Company’s consolidated AFS investment portfolio as of September 30, 2014 for which fair value was less than amortized cost. The credit ratings are based on ratings from Moody’s as of September 30, 2014 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Asset Type	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS	$58	$-	$60	$(3)	$2	$-	$2	$-	$70	$(32)	$-	$-	$192	$(35)
MBS	496	(13)	6	-	2	-	3	-	9	(1)	14	(4)	530	(18)
Corporate obligations	256	-	218	(4)	295	(6)	55	(2)	3	-	29	(79)	856	(91)

Total	$810	$(13)	$284	$(7)	$299	$(6)	$60	$(2)	$82	$(33)	$43	$(83)	$1,578	$(144)

The total ABS, MBS and corporate obligations reported in the preceding table include those which are guaranteed by financial guarantors. In addition, the following table presents information on ABS, MBS and corporate obligations guaranteed by the Company and third-party financial guarantors.

			Insured Securities Rated Below Investment Grade without the Effect of Guarantee
	Average Credit Rating with the	Average Credit Rating without the	(in millions)
Asset Type	Effect of Guarantee	Effect of Guarantee	Fair Value	Percentage
ABS	Baa	Below Investment Grade	$67	54%
MBS	Below Investment Grade	Below Investment Grade	6	100%
Corporate obligations	Baa	Baa	-	-%

Refer to the table in the “Determination of Credit Loss Guaranteed by the Company and Other Third-Party Guarantors” section within the OTTI section of this note for information on the insured securities included in the table above.

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of September 30, 2014 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table provides information about securities held by the Company as of September 30, 2014 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (2)
Asset-backed:
MBIA(1)	$117	$(33)	$16
Other	8	(2)	-

Total asset-backed	125	(35)	16
Mortgage-backed:
MBIA(1)	4	-	-
Other	1	-	-

Total mortgage-backed	5	-	-
Corporate obligations:
Other	6	(1)	-

Total corporate obligations	6	(1)	-
Other:
MBIA(1)	21	(4)	-

Total other	21	(4)	-

Total	$157	$(40)	$16

(1) -	Includes investments insured by MBIA Corp. and National.

(2) -	Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

Credit Loss Rollforward

The portion of certain OTTI losses on fixed-maturity securities that does not represent credit losses is recognized in accumulated other comprehensive income (“AOCI”). For these impairments, the net amount recognized in earnings represents the difference between the amortized cost of the security and the net present value of its projected future discounted cash flows prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the OTTI losses was recognized in AOCI, and the corresponding changes in such amounts. For the three and nine months ended September 30, 2014, the Company recognized an additional credit loss impairment by discounting the projected cash flows to estimate the portion of loss in value attributable to the credit. This OTTI loss was related to a corporate obligation security that incurred liquidity concerns, downgrades in credit and other adverse financial conditions.

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2014	2013	2014	2013
Beginning balance	$-	$186	$175	$197
Additions for credit loss impairments recognized in the current period on securities not previously impaired	14	-	14	-
Reductions for credit loss impairments previously recognized on securities sold during the period	-	(4)	(174)	(14)
Reductions for increases in cash flows expected to be collected over the remaining life of the security	-	(4)	(1)	(5)

Ending balance	$14	$178	$14	$178

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Sales of Available-for-Sale Investments

Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013
Proceeds from sales	$131	$196	$594	$1,497
Gross realized gains	$4	$4	$61	$52
Gross realized losses	$-	$(15)	$(13)	$(25)

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

The Company has also entered into a derivative contract as a result of a commutation occurring during the nine months ended September 30, 2014. Changes in the fair value of the Company’s non-insured derivative are included in “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

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

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of September 30, 2014 and December 31, 2013. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

$ in millions		As of September 30, 2014
		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	1.9 Years	$6,926	$435	$968	$201	$2,746	$11,276	$(284)
Insured swaps	16.4 Years	-	149	2,965	976	21	4,111	(4)

Total notional		$6,926	$584	$3,933	$1,177	$2,767	$15,387

Total fair value		$(2)	$-	$(2)	$(2)	$(282)		$(288)

$ in millions		As of December 31, 2013
		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	2.6 Years	$7,406	$1,972	$1,068	$7,552	$5,956	$23,954	$(1,132)
Insured swaps	18.5 Years	-	77	3,282	1,586	-	4,945	(5)
All others	28.0 Years	-	-	-	-	36	36	(15)

Total notional		$7,406	$2,049	$4,350	$9,138	$5,992	$28,935

Total fair value		$(2)	$-	$(3)	$(78)	$(1,069)		$(1,152)

Internal credit ratings assigned by MBIA on the underlying collateral are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future payments that MBIA may be required to make under these guarantees as of September 30, 2014 is $11.7 billion. This amount is net of $27 million of insured derivatives ceded under reinsurance agreements in which MBIA economically hedges a portion of the credit and market risk associated with its insured derivatives and offsetting agreements with a counterparty. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

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

Under these arrangements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of September 30, 2014, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $60 million. Of this amount, $44 million is netted within “Derivative liabilities” and $16 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities. As of December 31, 2013, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $160 million. Of this amount, $123 million is netted within “Derivative liabilities”, $16 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities and an additional $21 million is included in “Other assets” on the Company’s consolidated balance sheets. As of September 30, 2014, the Company had securities with a fair value of $123 million posted to derivative counterparties and this amount is included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheet. As of December 31, 2013, the Company had securities with a fair value of $42 million posted to derivative counterparties and this amount is included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheet.

As of September 30, 2014 and December 31, 2013, the fair value on one Credit Support Annex (“CSA”) was $4 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of September 30, 2014 and December 31, 2013, the counterparty was rated A2 by Moody’s and A by S&P.

Financial Statement Presentation

The fair value of amounts recognized for eligible derivative contracts executed with the same counterparty under a master netting agreement, including any cash collateral that may have been received or posted by the Company, is presented on a net basis in accordance with accounting guidance for the offsetting of fair value amounts related to derivative instruments. Insured CDSs and insured swaps are not subject to master netting agreements. VIE derivative assets and liabilities are not presented net of any master netting agreements. Counterparty netting of derivative assets and liabilities offsets balances in “Interest rate swaps” as of September 30, 2014 and December 31, 2013.

As of September 30, 2014, the total fair value of the Company’s derivative assets, after counterparty netting of $65 million, was $12 million, of which $4 million was reported within “Other assets” on the Company’s consolidated balance sheets. Embedded derivatives of $8 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

As of September 30, 2014, the total fair value of the Company’s derivative liabilities, after counterparty netting of $65 million and cash collateral posted by the Company of $44 million was $435 million, which was reported within “Derivative liabilities” and “Derivative liabilities” presented under “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Embedded derivatives of $23 million were reported within “Medium-term notes” and “Other investments” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of September 30, 2014:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$11,276	Other assets	$-	Derivative liabilities	$(284)
Insured swaps	4,111	Other assets	-	Derivative liabilities	(4)
Interest rate swaps	1,477	Other assets	69	Derivative liabilities	(211)
Interest rate swaps-embedded	457	Medium-term notes	8	Medium-term notes	(23)
Currency swaps-VIE	93	Other assets-VIE	-	Derivative liabilities-VIE	(7)
All other	83	Other assets	-	Derivative liabilities	(38)
All other-VIE	241	Other assets-VIE	-	Derivative liabilities-VIE	-
All other-embedded	12	Other investments	-	Other investments	-

Total non-designated derivatives	$17,750		$77		$(567)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2014:

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$48
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(24)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(7)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	4
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(5)

Total		$16

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

The following table presents the effect of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2014:

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$848
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(387)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(52)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	4
All other	Unrealized gains (losses) on insured derivatives	15
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(8)
All other	Realized gains (losses) and other settlements on insured derivatives	(30)

Total		$390

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2013:

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$1,502
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(1,548)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	58
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	17
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	1
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	6
All other	Unrealized gains (losses) on insured derivatives	60

Total		$96

Note 9: Income Taxes

The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013
Income (loss) before income taxes	$148	$171	$607	$122
Provision (benefit) for income taxes	$(25)	$39	$58	$4
Effective tax rate	-16.9%	22.8%	9.6%	3.3%

For the nine months ended September 30, 2014, the Company’s effective tax rate applied to its pre-tax income was lower than the U.S. statutory tax rate primarily as a result of the decrease in the valuation allowance against its deferred tax asset and the reduction of the reserve for uncertain tax positions in the third quarter of 2014.

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

As of September 30, 2014, the Company reported a net deferred tax asset of $1.0 billion, net of a $12 million valuation allowance. This valuation allowance related to losses from asset impairments. As of December 31, 2013, the valuation allowance against a portion of the deferred tax asset was $93 million. This decrease in the valuation allowance was primarily due to sales of previously impaired assets.

In accordance with ASU 2013-11, the netting of deferred taxes between different taxpaying jurisdictions is not permitted. As of September 30, 2014, there was a gross deferred tax asset of $1.0 billion and a gross deferred tax liability of $28 million, which was included in “Other liabilities” on the Company’s consolidated balance sheet.

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

In millions
Unrecognized tax benefit as of December 31, 2013	$65
The gross amount of the increase/(decrease) in the UTB as a result of tax positions taken:
During a prior year	(61)
During the current year	-
The amount of decreases in the UTB related to settlements with taxing authorities	-
The reduction in the UTB as a result of the applicable statute of limitations	-

Unrecognized tax benefit as of September 30, 2014	$4

The Company does not anticipate any additional amount to reverse in the next twelve months based on settling certain issues.

The reserve for UTB has decreased during the third quarter of 2014 based on certain positive developments, including the conclusion from an Internal Revenue Service initiated survey of the 2011 consolidated return of MBIA Inc. and its subsidiaries, which has resulted in no changes to taxable income.

The United Kingdom tax authorities are currently auditing tax years 2005 through 2011. On January 24, 2014, the Company provided an independent report to HM Revenue & Customs (“HMRC”). On April 8, 2014, HMRC responded with comments. On June 2, 2014, the Company responded to HMRC’s letter dated April 8, 2014. As of September 30, 2014, no response has been received from HMRC and there has been no resolution.

During 2013, the Company met with New York State Department of Taxation and Finance to discuss the Company’s respective tax positions regarding certain issues related to the 2008 tax year. As of September 30, 2014, there has been no resolution.

As of December 31, 2013, the Company’s NOL is approximately $2.8 billion which will expire between tax years 2029 through 2033. As of December 31, 2013, the Company has an alternative minimum tax credit carryforward of $22 million, which does not expire. As a result of the commutation of CMBS exposure that occurred during the nine months ended September 30, 2014, the Company’s NOL is approximately $3.2 billion as of September 30, 2014.

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

Advisory Services

The advisory services segment primarily consists of the operations of Cutwater Investor Services Corp. (“Cutwater-ISC”) and Cutwater Asset Management Corp. (“Cutwater-AMC”). Cutwater-ISC and Cutwater-AMC provide advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. Cutwater offers these services to public, not-for-profit, corporate and financial services clients, including MBIA Inc. and its subsidiaries, as well as portfolio accounting and reporting services. Cutwater-ISC and Cutwater-AMC are Securities and Exchange Commission registered investment advisers. Cutwater-AMC is also a Financial Industry Regulatory Authority member firm. During the nine months ended September 30, 2014, the Company exited the advisory and asset management services business in the European Union. In October of 2014, the Company signed an agreement to sell Cutwater to a subsidiary of The Bank of New York Mellon Corporation. The sale is expected to close at the beginning of the first quarter of 2015, subject to regulatory approval and other customary closing conditions. The transaction is expected to have a positive but immaterial impact on the Company’s financial position and results of operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

Corporate

The Company’s corporate segment is principally conducted through MBIA Services Corporation (“MBIA Services”), formally Optinuity Alliance Resources Corporation, which provides general support services to the corporate segment and other operating businesses. MBIA Services is a reportable segment that includes revenues and expenses that arise from general corporate activities, such as fees, net investment income, net gains and losses, interest expense on MBIA Inc. debt and general corporate expenses. Employees of the service company provide various support services including management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, among others, on a fee-for-service basis. The service company’s revenues and expenses are included in the results of the corporate segment.

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

The Company’s conduit segment was operated through Meridian Funding Company, LLC (“Meridian”) and administered through MBIA Asset Finance, LLC. Assets financed by Meridian were funded by MTNs. During the nine months ended September 30, 2014, the Company retired Meridian’s remaining $129 million of outstanding MTNs, which resulted in a gain on extinguishment of debt of $4 million, and completed the winding down of the business. Meridian was dissolved during the second quarter of 2014.

Segments Results

The following tables provide the Company’s segment results for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$100	$67	$3	$(2)	$9	$-		$177
Net change in fair value of insured derivatives	-	24	-	-	-	-		24
Net gains (losses) on financial instruments at fair value and foreign exchange	2	(13)	-	18	50	-		57
Net investment losses related to other-than-temporary impairments	(14)	-	-	-	-	-		(14)
Other net realized gains (losses)	18	11	-	1	-	-		30
Revenues of consolidated VIEs	-	21	(4)	-	-	-		17
Inter-segment revenues(2)	7	13	5	17	(2)	(40)		-

Total revenues	113	123	4	34	57	(40)		291
Losses and loss adjustment	(8)	28	-	-	-	-		20
Operating	9	19	8	22	1	-		59
Interest	-	26	-	11	15	-		52
Expenses of consolidated VIEs	-	12	-	-	-	-		12
Inter-segment expenses(2)	18	14	2	4	2	(40)		-

Total expenses	19	99	10	37	18	(40)		143

Income (loss) before income taxes	$94	$24	$(6)	$(3)	$39	$-		$148

Identifiable assets	$6,132	$10,450	$481	$1,239	$1,497	$(3,598)	(3)	$16,201

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

	Three Months Ended September 30, 2013
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$93	$39	$3	$10	$6	$-		$151
Net change in fair value of insured derivatives	-	257	-	-	-	-		257
Net gains (losses) on financial instruments at fair value and foreign exchange	-	(3)	-	37	(29)	-		5
Net gains (losses) on extinguishment of debt	-	-	-	-	7	(1)		6
Other net realized gains (losses)	(29)	-	-	-	-	-		(29)
Revenues of consolidated VIEs	-	30	-	(1)	1	-		30
Inter-segment revenues(2)	10	20	8	35	(3)	(70)		-

Total revenues	74	343	11	81	(18)	(71)		420
Losses and loss adjustment	35	63	-	-	-	-		98
Operating	13	22	16	29	-	-		80
Interest	-	27	-	13	19	-		59
Expenses of consolidated VIEs	-	12	-	-	-	-		12
Inter-segment expenses(2)	20	23	3	3	17	(66)		-

Total expenses	68	147	19	45	36	(66)		249

Income (loss) before income taxes	$6	$196	$(8)	$36	$(54)	$(5)		$171

Identifiable assets	$6,509	$12,096	$47	$910	$1,785	$(3,714)	(3)	$17,633

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

The following tables provide the Company’s segment results for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$272	$144	$10	$4	$24	$-		$454
Net change in fair value of insured derivatives	1	445	-	-	-	-		446
Net gains (losses) on financial instruments at fair value and foreign exchange	21	(3)	(3)	56	(8)	-		63
Net investment losses related to other-than-temporary impairments	(14)	-	-	-	-	-		(14)
Net gains (losses) on extinguishment of debt	-	-	-	-	3	-		3
Other net realized gains (losses)	18	11	-	2	-	-		31
Revenues of consolidated VIEs	-	72	(4)	-	4	-		72
Inter-segment revenues(2)	30	37	17	100	(8)	(176)		-

Total revenues	328	706	20	162	15	(176)		1,055
Losses and loss adjustment	(5)	87	-	-	-	-		82
Operating	29	51	30	60	2	-		172
Interest	-	80	-	31	47	-		158
Expenses of consolidated VIEs	-	36	-	-	-	-		36
Inter-segment expenses(2)	56	49	5	14	15	(139)		-

Total expenses	80	303	35	105	64	(139)		448

Income (loss) before income taxes	$248	$403	$(15)	$57	$(49)	$(37)		$607

Identifiable assets	$6,132	$10,450	$481	$1,239	$1,497	$(3,598)	(3)	$16,201

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, intercompany interest income and expense pertaining to intercompany receivables and payables and intercompany loans.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

	Nine Months Ended September 30, 2013
In millions	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations	Eliminations		Consolidated
Revenues(1)	$314	$120	$13	$15	$21	$-		$483
Net change in fair value of insured derivatives	-	14	-	-	-	-		14
Net gains (losses) on financial instruments at fair value and foreign exchange	30	31	-	39	(38)	-		62
Net gains (losses) on extinguishment of debt	-	-	-	-	11	38	(3)	49
Other net realized gains (losses)	(29)	-	-	-	-	-		(29)
Revenues of consolidated VIEs	-	174	-	(10)	8	-		172
Inter-segment revenues(2)	81	52	20	56	(5)	(204)		-

Total revenues	396	391	33	100	(3)	(166)		751
Losses and loss adjustment	105	(13)	-	-	-	-		92
Operating	57	91	42	125	1	-		316
Interest	-	84	-	36	59	-		179
Expenses of consolidated VIEs	-	38	-	-	4	-		42
Inter-segment expenses(2)	72	115	6	8	32	(233)		-

Total expenses	234	315	48	169	96	(233)		629

Income (loss) before income taxes	$162	$76	$(15)	$(69)	$(99)	$67		$122

Identifiable assets	$6,509	$12,096	$47	$910	$1,785	$(3,714)	(4)	$17,633

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, intercompany interest income, expenses pertaining to intercompany receivables and payables and intercompany loans.

(3) -	Represents the gain on the debt received as consideration in connection with the settlement with Bank of America.

(4) -	Consists of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013
Total premiums earned:
United States	$78	$82	$216	$297
United Kingdom	9	9	28	26
Europe (excluding United Kingdom)	2	3	6	9
Internationally diversified	4	2	7	8
Central and South America	26	13	42	28
Asia	1	1	3	3
Other	2	2	6	6

Total	$122	$112	$308	$377

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

The following tables provide the results of the segments within the wind-down operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$9	$-	$-	$9
Net gains (losses) on financial instruments at fair value and foreign exchange	50	-	-	50
Inter-segment revenues(2)	(2)	-	-	(2)

Total revenues	57	-	-	57
Operating	1	-	-	1
Interest	15	-	-	15
Inter-segment expenses(2)	2	-	-	2

Total expenses	18	-	-	18

Income (loss) before income taxes	$39	$-	$-	$39

Identifiable assets	$1,497	$-	$-	$1,497

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.

(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

	Three Months Ended September 30, 2013
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$6	$-	$-	$6
Net gains (losses) on financial instruments at fair value and foreign exchange	(29)	-	-	(29)
Net gains (losses) on extinguishment of debt	7	-	-	7
Revenues of consolidated VIEs	-	1	-	1
Inter-segment revenues(2)	(1)	(2)	-	(3)

Total revenues	(17)	(1)	-	(18)
Interest	19	-	-	19
Inter-segment expenses(2)	2	15	-	17

Total expenses	21	15	-	36

Income (loss) before income taxes	$(38)	$(16)	$-	$(54)

Identifiable assets	$1,586	$198	$1	$1,785

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.

(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

The following tables provide the results of the segments within the wind-down operations for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$24	$-	$-	$24
Net gains (losses) on financial instruments at fair value and foreign exchange	(8)	-	-	(8)
Net gains (losses) on extinguishment of debt	3	-	-	3
Revenues of consolidated VIEs	-	4	-	4
Inter-segment revenues(2)	(7)	(1)	-	(8)

Total revenues	12	3	-	15
Operating	2	-	-	2
Interest	47	-	-	47
Inter-segment expenses(2)	6	9	-	15

Total expenses	55	9	-	64

Income (loss) before income taxes	$(43)	$(6)	$-	$(49)

Identifiable assets	$1,497	$-	$-	$1,497

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.

(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

	Nine Months Ended September 30, 2013
In millions	Asset / Liability Products	Conduits	Eliminations	Total Wind- down Operations
Revenues(1)	$21	$-	$-	$21
Net gains (losses) on financial instruments at fair value and foreign exchange	(38)	-	-	(38)
Net gains (losses) on extinguishment of debt	11	-	-	11
Revenues of consolidated VIEs	-	8	-	8
Inter-segment revenues(2)	(3)	(8)	6	(5)

Total revenues	(9)	-	6	(3)
Operating	1	-	-	1
Interest	59	-	-	59
Expenses of consolidated VIEs	-	4	-	4
Inter-segment expenses(2)	6	26	-	32

Total expenses	66	30	-	96

Income (loss) before income taxes	$(75)	$(30)	$6	$(99)

Identifiable assets	$1,586	$198	$1	$1,785

(1) -	Represents the sum of third-party interest income, investment management services fees and other fees.

(2) -	Represents intercompany asset management fees and expenses plus intercompany interest income and expense pertaining to intercompany debt.

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

Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options, warrants and unvested restricted stock outstanding during the period that could potentially result in the issuance of common stock. The dilution from stock options, warrants and unvested restricted stock are calculated by applying the two-class method and using the treasury stock method. The treasury stock method assumes the proceeds from the exercise of stock options and warrants or the unrecognized compensation expense from unvested restricted stock will be used to purchase shares of the Company’s common stock at the average market price during the period. For the three months ended September 30, 2014 and 2013, there were 32,450,109 and 32,678,989, respectively, of stock options, warrants and unvested restricted stock outstanding that were antidilutive. For the nine months ended September 30, 2014 and 2013, there were 31,817,467 and 33,896,552, respectively, of stock options, warrants and unvested restricted stock outstanding that were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except share and per share amounts	2014	2013	2014	2013
Basic earnings per share:
Net income (loss)	$173	$132	$549	$118
Less: undistributed earnings allocated to participating securities	5	3	15	3

Net income (loss) available to common shareholders	168	129	534	115

Basic weighted average shares (1)	187,104,785	188,931,800	188,428,870	189,094,678
Net income (loss) per basic common share:	$0.90	$0.68	$2.83	$0.61

Diluted earnings per share:
Net income (loss)	173	132	549	118
Less: undistributed earnings allocated to participating securities	5	2	14	2
Less: mark-to-market gain (loss) on warrants	18	29	32	6

Net income (loss) available to common shareholders	150	101	503	110

Basic weighted average shares (1)	187,104,785	188,931,800	188,428,870	189,094,678
Effect of common stock equivalents:
Stock options	1,029,777	1,282,576	1,126,134	1,230,599
Warrants	289,756	2,366,688	2,061,719	2,705,912

Diluted weighted average shares	188,424,318	192,581,064	191,616,723	193,031,189

Net income (loss) per diluted common share:	$0.80	$0.52	$2.62	$0.57

(1) -	Includes 270,142 and 569,673 of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three months ended September 30, 2014 and 2013, respectively. Includes 315,018 and 636,570 of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the nine months ended September 30, 2014 and 2013, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the nine months ended September 30, 2014:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Total
Balance, December 31, 2013	$(96)	$10	$(86)

Other comprehensive income (loss) before reclassifications	70	(16)	54
Amounts reclassified from AOCI	14	4	18

Total other comprehensive income (loss)	84	(12)	72

Balance, September 30, 2014	$(12)	$(2)	$(14)

The following table presents the details of the reclassifications from AOCI for the three and nine months ended September 30, 2014 and 2013:

In millions
	Amounts Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI Components	2014	2013	2014	2013	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gain (loss) on sale of securities	$-	$(11)	$(20)	$15	Net gains (losses) on financial instruments at fair value and foreign exchange
Amortization on securities	-	(1)	(2)	(4)	Net investment income

	-	(12)	(22)	11	Income (loss) before income taxes
	-	(4)	(8)	4	Provision (benefit) for income taxes

	-	(8)	(14)	7	Net income (loss)
Foreign currency translation:
Realized gain (loss) on liquidation of foreign entity	-	-	(4)	-	Net gains (losses) on financial instruments at fair value and foreign exchange

Total reclassifications for the period	$-	$(8)	$(18)	$7	Net income (loss)

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

Litigation

MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.; Index No. 603751/2009 (N.Y. Sup. Ct., N.Y. County)

On August 13, 2014, the court issued an order scheduling expert discovery to run through the middle of 2015.

MBIA Insurance Corp. v. J.P. Morgan Securities LLC (f/k/a Bear, Stearns & Co. Inc.); Index No. 64676/2012 (N.Y. Sup. Ct., County of Westchester)

On September 9, 2014, the court granted MBIA Corp.’s motion to file an amended complaint. MBIA filed its amended complaint on September 29, 2014. J.P. Morgan filed its answer to the amended complaint on October 10, 2014.

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

National Public Finance Guarantee Corp. et al. v City of Detroit, Michigan et al.; Adv. Pro. No 13-05309-swr (Bkcy. E.D. MI)

In April of 2014, National reached a settlement with the City of Detroit regarding its enhanced Unlimited Tax General Obligation bonds, which remains subject to bankruptcy court approval. In October of 2014, the City of Detroit filed an Eighth Amended Plan of Adjustment and a confirmation ruling is expected in November of 2014.

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

Headquarters Lease Agreement

In September of 2014, the Company moved its headquarters to Purchase, New York, for which the Company had previously entered into a lease agreement as part of the Company’s cost reduction measures that included the plan to sell the Armonk, New York facility. The initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. At the end of the initial lease term, the Company has the option to extend the term of the lease for two additional terms of five years at a fixed annual rent based on the fair market rent at the time of any extension. The total future minimum lease payments over the initial lease term are $42 million. The Company received a lease incentive amount of $6 million from the property owner to fund certain leasehold improvements. The total future minimum lease payments include annual rent escalation amounts and a free rent period and exclude the lease incentive amount. The lease agreement has been classified as an operating lease, and operating rent expense has been recognized on a straight-line basis since the second quarter of 2014.

Note 14: Subsequent Events

Refer to “Note 13: Commitments and Contingencies” for information about legal proceedings that occurred after September 30, 2014.

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

EXECUTIVE OVERVIEW

MBIA Inc.

As of September 30, 2014 and December 31, 2013, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products segments, was $348 million and $359 million, respectively. During the nine months ended September 30, 2014, $220 million was released to MBIA Inc. under the MBIA group’s tax sharing agreement (the “Tax Escrow Account”). Also, during the nine months ended September 30, 2014, we repurchased $122 million of debt issued by MBIA Inc. through its subsidiary MBIA Global Funding, LLC (“GFL”) and retired $129 million of medium-term notes (“MTNs”) issued by our conduit segment. These repurchases and retirements are part of our strategy to bring our leverage down using cash generated from operations. In addition, during the nine months ended September 30, 2014, we repurchased 2.1 million common shares of MBIA Inc., exhausting the $23 million of capacity that remained under our 2007 share repurchase authorization. Subsequent to September 30, 2014, National declared and paid a dividend of $220 million to its ultimate parent, MBIA Inc. We expect that MBIA Inc. will generate sufficient cash to satisfy its debt obligations and its general corporate needs over time from expected subsidiary dividends, additional anticipated releases from the Tax Escrow Account, and investment income; however, there can be no assurance that such sources will generate sufficient cash. Refer to the “Liquidity – MBIA Inc. Liquidity” section for additional information on MBIA Inc.’s liquidity position.

National

National is the largest U.S. municipal-only bond insurer in the financial guarantee industry with total insured gross par outstanding of $237.7 billion as of September 30, 2014. Our primary strategy is to insure new issue and secondary market municipal bonds through National while providing ongoing surveillance of National’s existing insured portfolio. National’s ability to write new business and to compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by major rating agencies. As of September 30, 2014, National was rated AA+ with a stable outlook by Kroll Bond Rating Agency, AA- with a stable outlook by Standard & Poor’s Financial Services LLC (“S&P”), and A3 with a negative outlook by Moody’s Investors Service, Inc. (“Moody’s”). With these current ratings, National seeks to support the credit enhancement needs of municipal debt issuers across the U.S.

National has begun pricing new business opportunities primarily through the daily competitive market calendar. The Company submits bid information for select transactions appearing in the competitive market calendar that are consistent with its risk appetite. National also expects to increase participation in the negotiated public finance market. During the three months ended September 30, 2014, National issued its first primary market insurance policies for approximately $300 million of Detroit Water Supply System Revenue Bonds and Detroit Sewage Disposal Bonds (together, the “DWSD Bonds”) issued through the Michigan Finance Authority. National’s insurance facilitated successful execution of the issuance and provided a lower cost of borrowing for the issuers. National did not issue any other insurance policies during this period.

National maintains underwriting criteria for most municipal risk types and expects opportunities for new business across the spectrum of municipal sectors. We expect that the majority of its new business will be in the general obligation, tax-backed and revenue bond sectors. In addition to the new issue market, we anticipate opportunities in the secondary market with respect to bonds issued in recent years which were not insured upon issuance and which meet our underwriting criteria.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Prevailing interest rate levels can affect demand for financial guarantee insurance. Higher interest rates and higher levels of issuance of new municipal debt would present more favorable new business opportunities for National in the U.S. public finance market. Lower interest rates are typically accompanied by narrower spreads between insured and uninsured obligations. This is, in part, due to the fact that investors may choose to forego insurance to increase the yield on their investment. Therefore, the purchase of insurance during periods of relatively narrower interest rate spreads will generally provide lower cost savings to the issuer than during periods of relatively wider spreads. These lower cost savings could be accompanied by a corresponding decrease in demand for financial guarantee insurance.

In addition, given that National’s insurance policies protect policyholders from potential defaults and guarantee payments of scheduled principal and interest, we believe the recent increase in municipal financial stress will increase the demand for National’s insurance product.

While our U.S. public finance insured portfolio continued to perform satisfactorily on the whole, some of the obligations that we insure were issued by state and local governments and territories that remain under financial and budgetary stress. In addition, a few of these local governments have filed for protection under Chapter 9 of the United States Bankruptcy Code or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of our insured transactions. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain.

Exposure to Puerto Rico

As of September 30, 2014, National had $4.5 billion of gross insured exposure related to the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”). Puerto Rico is experiencing fiscal stress. However, it has taken proactive steps to address its significant economic challenges, including passing the first balanced general fund budget in 22 years for the fiscal year ending June 30, 2015, passing of comprehensive reform of its employee retirement system, and recently enacting the Fiscal Sustainability Act, which allows the government to exercise emergency powers to deal with its fiscal crisis. Under this Act, the government could institute a number of steps to lower spending on government operations and labor by renegotiating its public employees’ contracts. Separately, in June of 2014, the Governor of Puerto Rico signed into law the Puerto Rico Public Corporations Debt Enforcement and Recovery Act (“the Recovery Act”) which is being challenged in federal lawsuits by multiple parties. In August of 2014, National, along with other insurers and certain bondholders provided a forbearance and amendment through March 31, 2015, which assists the Puerto Rico Electric and Power Authority (“PREPA”) with liquidity and time to restructure its business. Given the fiscal and economic challenges that Puerto Rico is facing, we continue to monitor our exposures there closely. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

Exposure to Detroit

National has various exposures to the City of Detroit, which filed for Chapter 9 protection in July of 2013. Following the bankruptcy filing, National and other financial guarantee insurers reached a settlement with the City of Detroit regarding its insured Unlimited Tax General Obligation bonds (“Detroit UTGOs”). As of September 30, 2014, National also had exposure of $1.6 billion of DWSD Bonds. As a result of opposition from National and other stakeholders, the City abandoned its attempt to forcibly reduce interest rates and eliminate call protection on certain DWSD Bonds. Instead, the City publicly tendered for and ultimately called or refinanced approximately $1.8 billion of DWSD Bonds. In connection with this refinancing, National insured approximately $300 million of new DWSD Bonds issued by the Michigan Finance Authority, and reduced its total DWSD exposure by approximately $432 million. Both the UTGO settlement and the DWSD Bonds resolution remain contingent on the Court approving the City of Detroit’s Plan of Adjustment. The confirmation hearing concluded in October of 2014 and the Court’s ruling is expected in the fourth quarter of 2014.

MBIA Corp.

MBIA Corp.’s primary strategies are maximizing the collection of excess spread and put-back recoveries and mitigating potential losses on MBIA Corp.’s insurance exposures. MBIA Corp. has significant negative earned surplus, and therefore, has no current capacity to pay dividends. However, MBIA Corp. does provide economic value with its contribution to the Company’s net operating loss carryforward, which is used in the calculation of our consolidated income taxes. In addition, as of October 15, 2014, there was $259 million of accrued and unpaid interest on MBIA Corp.’s outstanding surplus notes, which was in excess of the “free and divisible surplus” available to make payments on the surplus notes. We do not expect MBIA Corp. to make payments to the surplus noteholders for the foreseeable future. Refer to the “Capital Resources – MBIA Corp.” section for additional information on MBIA Corp.’s surplus notes and statutory capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

During the nine months ended September 30, 2014, MBIA Corp. commuted $6.5 billion of gross par exposure, of which $3.9 billion was previously disclosed, primarily comprising structured commercial mortgage-backed securities (“CMBS”) pools, investment grade corporate collateralized debt obligations (“CDOs”), commercial real estate (“CRE”) CDOs, and asset-backed securities (“ABS”). Subsequent to September 30, 2014, we commuted approximately $329 million of gross par exposure comprising small business securitizations. MBIA Corp. may make negotiated settlement payments to counterparties and/or forego its right to all or some termination premiums when it commutes insurance exposures. We continue to evaluate opportunities to commute additional high risk insurance exposures, although our ability to commute is limited by available liquidity and the willingness of counterparties to enter into commutations.

MBIA Corp. continues to successfully manage its liquidity risks and satisfy all payment obligations when due. Historically, liquidity was negatively impacted by claim payments on second-lien residential mortgage-backed securities (“RMBS”). However, during the nine months ended September 30, 2014, recoveries from excess spread on second-lien RMBS exceeded paid claims and loss adjustment expense (“LAE”). There can be no assurance this trend will continue. Our liquidity forecasts reflect more than adequate resources to pay expected claims, but if MBIA Corp. experiences materially-elevated claims payments or does not substantially collect our projected amounts of excess spread or recovery from Credit Suisse for ineligible mortgages, it could experience liquidity shortfalls. Changes in projected future voluntary prepayment rates on second-lien RMBS resulted in a lower expectation of future excess spread collections in the third quarter of 2014.

If MBIA Corp. were to experience liquidity shortfalls in the future, it may have insufficient resources to continue to pay claims, which may cause the New York State Department of Financial Services (“NYSDFS”) to put MBIA Corp., exclusive of MBIA UK, into a rehabilitation or liquidation proceeding. We do not believe that a rehabilitation or liquidation proceeding of MBIA Corp., exclusive of MBIA UK, by NYSDFS would have any significant long-term liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK. Refer to the “Liquidity – MBIA Corp. Liquidity” section for additional information on MBIA Corp.’s liquidity position.

Other

During the second quarter of 2014, we completed the winding down of our conduit segment with the dissolution of Meridian Funding Company, LLC (“Meridian”).

In September of 2014, we moved into our new headquarters in Purchase, New York. We had entered into a lease agreement for this facility in March of 2014. Refer to “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a further discussion of this lease agreement.

In October of 2014, the Company signed an agreement to sell Cutwater to a subsidiary of The Bank of New York Mellon Corporation. The sale is expected to close at the beginning of the first quarter of 2015, subject to regulatory approval and other customary closing conditions. The transaction is expected to have a positive but immaterial impact on the Company’s financial position and results of operations. In connection with the sale, the Company will enter into an agreement for Cutwater to manage its proprietary investment assets for the next several years.

Economic and Financial Market Trends

During the first nine months of 2014, the U.S. economy continued to moderately improve, driven by consumer spending, business investment and an improved housing sector. During the three months ended September 30, 2014, the unemployment rate fell to a six year low, however the U.S. economy decelerated from the growth it experienced in the first half of 2014 as the financial markets have settled into a period of low volatility driven by major central banks continuing to keep rates low. In addition, the U.S. economy has been restrained due to fiscal policy uncertainty and growing worldwide political and economic conflicts from effects of terrorist acts or war and major public health epidemics. The Federal Reserve has indicated that rate increases may occur in 2015. Although economic growth and employment have shown signs of improvement throughout much of Europe, there currently are signs of slow growth, particularly in the Eurozone, where signs of entering a recession are increasing. The Bank of England has noted that interest rate increases could come sooner than the market expected as growth and expansion is broadening to different sectors. Overall in the U.S. and United Kingdom (“U.K.”), economic growth appears to have moved into a sustainable expansion phase and we believe rate hikes are approaching and growth today is more durable as global economic risks are less likely to derail expansion. Information concerning our interest rate sensitivity appears in Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Economic and financial market trends impact MBIA’s business outlook and its financial results. An ongoing low interest rate environment will adversely impact the demand for municipal bond insurance as well as National’s ability to price risk at levels that meet its underwriting objectives and return. However, the consistent gradual improvement of economic indicators at the state and local levels will benefit from the performance of our insured public finance portfolio and could reduce the amount of National’s incurred losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Financial Highlights

Our financial results, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been volatile as a result of unrealized gains and losses from our insured credit derivatives, as well as a result of insured losses and recoveries on second-lien RMBS. Our economic performance has also been volatile due to changes in our loss estimates based on changes in macroeconomic conditions in the U.S. and abroad and deviations in collateral performance from our expectations.

For the three months ended September 30, 2014, we recorded consolidated net income of $173 million or $0.80 per diluted share compared with consolidated net income of $132 million, or $0.52 per diluted share for the same period of 2013.

For the nine months ended September 30, 2014, we recorded consolidated net income of $549 million or $2.62 per diluted share compared with consolidated net income of $118 million, or $0.57 per diluted share for the same period of 2013.

We also use adjusted pre-tax income (loss), a non-GAAP measure, to supplement our analysis of our periodic results. We consider adjusted pre-tax income (loss) a fundamental measure of periodic financial performance, which we believe is useful for an understanding of our results. Adjusted pre-tax income (loss) adjusts GAAP pre-tax income (loss) to remove the effects of consolidating variable interest entities (“VIEs”) and gains and losses related to insured credit derivatives, which we believe will reverse over time, as well as to add in changes in the present value of insurance claims we expect to pay on insured credit derivatives based on our ongoing insurance loss monitoring. Adjusted pre-tax income (loss) is not a substitute for and should not be viewed in isolation of GAAP pre-tax income (loss), and our definition of adjusted pre-tax income (loss) may differ from that used by other companies. Refer to the following “Results of Operations” section for a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss).

For the three months ended September 30, 2014, consolidated adjusted pre-tax income was $95 million compared with an adjusted pre-tax loss of $188 million for the same period of 2013.

For the nine months ended September 30, 2014, consolidated adjusted pre-tax income was $34 million compared with an adjusted pre-tax loss of $368 million for the same period of 2013.

Our consolidated shareholders’ equity increased to $3.9 billion as of September 30, 2014 compared with $3.3 billion as of December 31, 2013. Our consolidated book value per share as of September 30, 2014 was $20.09 compared with $17.05 as of December 31, 2013.

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

As of September 30, 2014, ABV per share was $27.39, slightly down from $27.78 as of December 31, 2013.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except for share and per share amounts	2014	2013	2014	2013
Total revenues	$291	$420	$1,055	$751
Total expenses	143	249	448	629

Pre-tax income (loss)	148	171	607	122
Provision (benefit) for income taxes	(25)	39	58	4

Net income (loss)	$173	$132	$549	$118

Net income (loss) per common share:
Basic	$0.90	$0.68	$2.83	$0.61
Diluted	$0.80	$0.52	$2.62	$0.57
Weighted average number of common shares outstanding:
Basic	187,104,785	188,931,800	188,428,870	189,094,678
Diluted	188,424,318	192,581,064	191,616,723	193,031,189

Consolidated total revenues for the three months ended September 30, 2014 included $24 million of net gains on insured derivatives compared with $257 million of net gains for the same period of 2013. The net gains on insured derivatives in 2014 were principally the result of commuting derivative liabilities at prices below their fair values and the effects of unfavorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities, partially offset by settlement and claim payments. The net gains on insured derivatives in 2013 were principally the result of the effects of unfavorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities, changes in spreads and pricing of underlying collateral and the weighted average life on transactions. Consolidated total expenses for the three months ended September 30, 2014 included $20 million of net insurance loss and LAE compared with $98 million for the same period of 2013. The decrease in net insurance loss and LAE was principally the result of decreases in losses related to a gaming revenue transaction and an international road transaction.

Consolidated total revenues for the nine months ended September 30, 2014 included $446 million of net gains on insured derivatives compared with $14 million of net gains for the same period of 2013. The net gains on insured derivatives in 2014 were principally the result of commuting derivative liabilities at prices below their fair values, partially offset by settlement and claim payments. The net gains on insured derivatives in 2013 were principally the result of commuting derivative liabilities at prices below their fair values and changes in the weighted average life on transactions, partially offset by the effects of favorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities. Consolidated total expenses for the nine months ended September 30, 2014 included $82 million of net insurance loss and LAE compared with $92 million for the same period of 2013. The decrease in net insurance loss and LAE in 2014 when compared with 2013 was principally related to certain U. S. public finance transactions and an international road transaction, partially offset by reductions in recoveries of actual and expected payments related to second-lien RMBS transactions.

European Sovereign Debt Exposure

Uncertainties regarding European sovereign debt have affected the global economy. Outside the U.S., financial guarantee insurance has been used by issuers of sovereign-related and sub-sovereign bonds, structured finance securities, utility debt and financing for public purpose projects, among others. MBIA does not insure any direct European sovereign debt. However, we do insure both structured finance and public finance obligations in select international markets. MBIA’s indirect European sovereign insured debt exposure totaled $7.6 billion as of September 30, 2014 and included obligations of sovereign-related and sub-sovereign issuers, such as regions, departments and sovereign-owned entities that are supported by a sovereign state, region or department. Of the $7.6 billion of insured gross par outstanding, $612 million, $379 million, and $237 million related to Spain, Portugal, and Ireland, respectively. The remaining $6.3 billion related to the U.K. We closely monitor our existing insured European portfolios on an ongoing basis. We consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. We also monitor local accounting, regulatory and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. A default by one or more sovereign issuers could have an adverse effect on our insured debt exposures. The Company has an immaterial amount of direct and indirect European sovereign debt holdings included in its investment portfolios.

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

For the three months ended September 30, 2014, consolidated adjusted pre-tax income (loss) increased compared with the same period of 2013 principally as a result of decreases in impairments on insured credit derivatives and insurance losses and LAE. In addition, there was an increase of other net realized gains from collections of insurance recoveries and the absence of an impairment charge on our Armonk, New York facility that occurred in 2013.

For the nine months ended September 30, 2014, consolidated adjusted pre-tax income (loss) increased compared with the same period of 2013 principally as a result of decreases in impairments on insured credit derivatives and legal and litigation operating expenses. In addition, there was an increase of other net realized gains from collections of insurance recoveries and the absence of an impairment charge on our Armonk, New York facility that occurred in 2013. This increase was partially offset by an increase in insurance losses and LAE and decreases in premiums earned and net gains on extinguishment of debt.

The following table presents our consolidated adjusted pre-tax income (loss) (a non-GAAP measure) and provides a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013
Adjusted pre-tax income (loss)	$95	$(188)	$34	$(368)
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	32	20	50	18
Mark-to-market gains (losses) on insured credit derivatives	48	285	863	1,562
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	27	(54)	340	1,090

Pre-tax income (loss)	$148	$171	$607	$122

Adjusted Book Value

As of September 30, 2014, ABV per share (a non-GAAP measure) was $27.39, down from $27.78 as of December 31, 2013. The decrease in ABV per share was primarily driven by insurance losses and credit impairments and an increase in common shares outstanding. This decrease was partially offset by a reduction in the valuation allowance against the Company’s deferred tax asset from the sale of certain previously impaired assets and a decrease in our reserve for uncertain tax positions.

The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

In millions except share and per share amounts	As of September 30, 2014	As of December 31, 2013
Total shareholders’ equity of MBIA Inc.	$3,881	$3,278
Common shares outstanding	193,191,492	192,249,884
Book value per share	$20.09	$17.05
Reverse net unrealized (gains) losses included in other comprehensive income (after-tax)	(0.05)	0.37
Add net unearned premium revenue (after-tax) (1)(2)	7.29	8.39
Add present value of insured derivative installment revenue (after-tax) (3)	0.12	0.21
Subtract deferred acquisition costs (after-tax)	(0.79)	(0.90)
Reverse cumulative net loss from consolidating certain VIEs (after-tax) (4)	0.19	0.38

Reverse cumulative unrealized loss on insured credit derivatives (after-tax)	0.97	3.87
Subtract cumulative impairments on insured credit derivatives (after-tax) (3)	(0.43)	(1.59)

Total adjustments per share	7.30	10.73

Adjusted book value per share	$27.39	$27.78

(1) -	Consists of financial guarantee premiums and fees.

(2) -	The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

(3) -	The discount rate on insured derivative installment revenue and impairments was 5% as of September 30, 2014 and December 31, 2013.

(4) -	Represents the impact on book value per share of consolidated VIEs that are not considered business enterprises of the Company.

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

The following table presents our U.S. public finance insurance segment results for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2014	2013	Change	2014	2013	Change
Net premiums earned	$74	$75	-1%	$206	$280	-26%
Net investment income	30	26	15%	90	110	-18%
Fees and reimbursements	3	2	50%	6	5	20%
Realized gains (losses) and other settlements on insured derivatives	-	-	- %	1	-	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	2	-	n/m	21	30	-30%
Net investment losses related to other-than-temporary impairments	(14)	-	n/m	(14)	-	n/m
Other net realized gains (losses)	18	(29)	n/m	18	(29)	n/m

Total revenues	113	74	53%	328	396	-17%

Losses and loss adjustment	(8)	35	-123%	(5)	105	-105%
Amortization of deferred acquisition costs	14	16	-13%	43	59	-27%
Operating	13	17	-24%	42	70	-40%

Total expenses	19	68	-72%	80	234	-66%

Pre-tax income	$94	$6	n/m	$248	$162	53%

n/m	- Percent change not meaningful.

During the three months ended September 30, 2014, National wrote approximately $300 million of primary new insurance related to the DWSD Bonds. Low interest rates, narrow spreads and competitive pricing levels continue to severely limit new business opportunities. As of September 30, 2014, National was rated AA+ with a stable outlook by Kroll Bond Rating Agency, AA- with a stable outlook by S&P and A3 with a negative outlook by Moody’s. With these current ratings, National seeks to support the credit enhancement needs of municipal debt issuers across the U.S. National maintains underwriting criteria for most municipal risk types and expects opportunities for new business across the spectrum of municipal sectors. National’s underwriting criteria does not limit it to particular sectors. We expect that the majority of its new business will be in the general obligation, tax-backed and revenue bond sectors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for the three months ended September 30, 2014 compared with the same period of 2013 resulted from a decrease in scheduled premiums earned of $10 million, partially offset by an increase in refunded premiums earned of $9 million. The decrease in net premiums earned for the nine months ended September 30, 2014 compared with the same period of 2013 resulted from decreases in scheduled premiums earned of $37 million and refunded premiums earned of $37 million. Scheduled premium earnings declined due to the refunding and maturity of insured issues within our U.S. public finance portfolio with no material new insurance writings. Refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of scheduled premiums that would have been earned in the current period. Refundings have experienced a decline when compared to the prior period due to an overall decrease in municipal market issuance.

NET INVESTMENT INCOME The decrease in net investment income for the nine months ended September 30, 2014 compared with the same period of 2013 was primarily due to a lower yield on investment assets as a result of investing the proceeds from the repayment of the National Secured Loan by MBIA Corp. in May of 2013 in lower yielding securities.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The decrease in net gains (losses) on financial instruments at fair value and foreign exchange for the nine months ended September 30, 2014 compared with the same period of 2013 was principally due to decreases in net realized gains from the sales of securities from the ongoing management of our U.S. public finance insurance investment portfolio partially offset by mark-to-market gains on financial instruments.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to other-than-temporary impairments for the three and nine months ended September 30, 2014 were primarily related to one impaired security for which a loss was recognized as the difference between its amortized cost and the net present value of its projected cash flows. This other-than-temporary impairment (“OTTI”) resulted from liquidity concerns, downgrades in credit and other adverse financial conditions of the issuer. Refer to the “Liquidity” section included herein for additional information about impaired investments.

OTHER NET REALIZED GAINS (LOSSES) Other net realized gains (losses) for the three and nine months ended September 30, 2014 related to an insurance recovery received on an errors and omissions liability policy. Other net realized gains (losses) for the three and nine months ended September 30, 2013 related to an impairment charge of $29 million on our Armonk, New York facility.

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

The following table presents information about our U.S. public finance insurance loss and LAE expenses for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2014	2013		2014	2013
Loss and LAE related to actual and expected payments	$(24)	$(24)	-%	$(26)	$86	-130%
Recoveries of actual and expected payments	16	59	-73%	21	20	5%

Gross losses incurred	(8)	35	-123%	(5)	106	-105%
Reinsurance	-	-	-%	-	(1)	-100%

Losses and loss adjustment expenses	$(8)	$35	-123%	$(5)	$105	-105%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The benefit in losses and LAE for the three months ended September 30, 2014 primarily related to decreases in reserves for certain general obligation bonds. The benefit in losses and LAE for the nine months ended September 30, 2014 primarily related to decreases in reserves for certain general obligation bonds, partially offset by losses related to Puerto Rico exposures. The losses and LAE for the three and nine months ended September 30, 2013 related to the difference in the value of the salvage receivable recorded and the fair market value of the marketable securities received in the third quarter of 2013 in connection with the restructuring of a gaming revenue transaction. Any subsequent change in the fair market value of the marketable securities is accounted for as available-for-sale (“AFS”) securities. Refer to “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information related to AFS securities. In addition, losses and LAE for the nine months ended September 30, 2013 included losses primarily related to certain general obligation bonds.

The following table presents information about our U.S. public finance insurance loss and LAE reserves and recoverables as of September 30, 2014 and December 31, 2013:

In millions	September 30, 2014	December 31, 2013	Percent Change
Gross loss and LAE reserves	$90	$147	-39%
Expected recoveries on unpaid losses	(28)	(60)	-53%

Loss and LAE reserves	$62	$87	-29%

Insurance loss recoverable	$11	$13	-15%
Reinsurance recoverable on paid and unpaid losses (1)	$1	$1	-%

(1) - Reported within “Other assets” on our consolidated balance sheets.

Loss and LAE reserves as of September 30, 2014 decreased compared with December 31, 2013 primarily as a result of decreases in expected payments on certain general obligation bonds.

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and National has already paid a claim and also for which a payment default has not yet occurred, but a claim is expected in the future. The following table includes LAE reserves, but excludes par outstanding, as of December 31, 2013 for one issue that had no expected future claim payments, but for which National was obligated to pay LAE incurred in prior periods. As of September 30, 2014 and December 31, 2013, loss and LAE reserves comprised the following:

$ in millions	Number of Issues (1)		Loss and LAE Reserve		Par Outstanding
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Gross of reinsurance:
Issues with defaults	4	7	$32	$74	$474	$621
Issues without defaults	7	7	30	13	1,501	87

Total gross of reinsurance	11	14	$62	$87	$1,975	$708

(1) - An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

Par outstanding as of September 30, 2014 increased compared with December 31, 2013 as a result from the addition of a Puerto Rico issue to our “Classified List.”

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and nine months ended September 30, 2014 and 2013 are presented in the following table:

In millions	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2014	2013		2014	2013
Gross expenses	$13	$17	-24%	$42	$70	-40%

Amortization of deferred acquisition costs	$14	$16	-13%	$43	$59	-27%
Operating	13	17	-24%	42	70	-40%

Total insurance operating expenses	$27	$33	-18%	$85	$129	-34%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three and nine months ended September 30, 2014 compared with the same periods of 2013 due to decreases in consulting fees and legal and litigation related costs. Amortization of deferred acquisition costs decreased for the three and nine months ended September 30, 2014 compared with the same periods of 2013 due to lower refunding activity in 2014. We did not defer a material amount of policy acquisition costs during 2014 or 2013.

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

The following table presents the credit quality distribution of MBIA’s U.S. public finance outstanding gross par insured as of September 30, 2014 and December 31, 2013. Capital appreciation bonds (“CABs”) are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions Rating	September 30, 2014		December 31, 2013
	Amount	%	Amount	%
AAA	$14,791	6.2%	$16,293	5.9%
AA	113,159	47.6%	133,188	48.1%
A	84,306	35.5%	99,631	36.0%
BBB	18,786	7.9%	23,127	8.3%
Below investment grade	6,620	2.8%	4,607	1.7%

Total	$237,662	100.0%	$276,846	100.0%

U.S. Public Finance Insurance Puerto Rico Exposures

The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of September 30, 2014.

In millions	Gross Par Outstanding	National Internal Rating
Puerto Rico Electric Power Authority (PREPA)(1)	$1,422	d
Puerto Rico Commonwealth GO(1)	1,114	bbb3
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)(1)	792	bb3
Puerto Rico Sales Tax Financing Corporation (COFINA) (1)	684	a3
Puerto Rico Government Development Bank GO	267	bbb3
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	127	bb2
University of Puerto Rico System Revenue	92	bbb3
Inter American University of Puerto Rico Inc.	29	a3
Puerto Rico Industrial Development Company	15	bbb1

Total	$4,542

(1) - Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

In June of 2014, the Governor of Puerto Rico signed into law the Recovery Act which established a restructuring framework for allowing certain of its public corporations to address their financial difficulties. Many of Puerto Rico’s instrumentalities and all of its municipalities are insulated from the Recovery Act. The law, by its terms, later purports to apply to three public corporations referred to as PRHTA (highway authority), PREPA (power authority) and Puerto Rico Aqueduct and Sewer Authority (water and sewer authority). According to the government, the intent of the Recovery Act was to stabilize the island’s fiscal condition, promote economic growth and protect and reinforce Puerto Rico’s credit. Despite its intent, the law was subsequently challenged on constitutional grounds in U.S. District Court by a number of investors. Although the Recovery Act is intended to restore the solvency of public corporations over the long term, procedural steps may afford these public corporations the opportunity to suspend debt payments while proceedings are underway. Largely as a result of the new Recovery Act, the ratings of certain Puerto Rico issuers were downgraded deeper into non-investment grade status by the rating agencies. These rating actions have constrained and continue to constrain traditional market access for Puerto Rico and certain of its instrumentalities, further straining liquidity. While Puerto Rico is experiencing fiscal stress that could lead to defaults on its debt obligations, it continues to take proactive steps to address its significant financial challenges, including the passage of a balanced budget for the fiscal year ending on June 30, 2015 and the recent enactment of the Fiscal Sustainability Act, which allows the government to exercise emergency powers to deal with its fiscal crisis. In addition, although we have downgraded our internal rating of certain Puerto Rico issuers to below investment grade, all of the insured obligations included in the preceding table are presently current on debt service payments.

National’s outstanding gross par exposure to Puerto Rico was reduced by $290 million on July 1, 2014 as a result of debt service payments made by Puerto Rico, including $109 million of debt service payments on exposure to PREPA. Following the July 1 debt service payment date, PREPA announced that it did not make a June 25, 2014 deposit to the bond service account and redemption account used to fund debt service payments on its bonds. PREPA also announced that in order to cover the shortfall in the amounts available to make the July 1 debt service payment, the trustee for the bonds withdrew approximately $41.6 million from the reserve account for the bonds, which amount included approximately $10.6 million in excess of the amount of interest determined by PREPA to be payable on the bonds within the ensuing twelve months. In August of 2014, National, along with other insurers and certain bondholders provided a forbearance and amendment through March 31, 2015, subject to a right of termination on January 15, 2015 by Forbearing Creditors holding or insuring 25% in principal amount of the outstanding bonds. The forbearance and amendment provides PREPA with access to approximately $280 million in its construction fund for payment of current expenses and capital improvements. As part of the conditions to the forbearance, PREPA committed to complete a five year business plan by December 15, 2014 and retained AlixPartners to act as Chief Restructuring Officer. In conjunction with the bondholders forbearance, PREPA’s primary banks and the Puerto Rico Government Development Bank also agreed to forbearance through March 31, 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our structured finance and international insurance segment results for the three and nine months ended September 30, 2014 and 2013:

In millions	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2014	2013		2014	2013
Net premiums earned	$49	$40	23%	$113	$111	2%
Net investment income	5	3	67%	15	12	25%
Fees and reimbursements	26	18	44%	56	65	-14%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(24)	(28)	-14%	(418)	(1,548)	-73%
Unrealized gains (losses) on insured derivatives	48	285	-83%	863	1,562	-45%

Net change in fair value of insured derivatives	24	257	-91%	445	14	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(13)	(3)	n/m	(3)	31	-110%
Other net realized gains (losses)	12	-	n/m	11	-	n/m
Revenues of consolidated VIEs:
Net investment income	12	13	-8%	37	38	-3%
Net gains (losses) on financial instruments at fair value and foreign exchange	8	15	-47%	32	119	-73%
Other net realized gains (losses)	-	-	-%	-	1	-100%

Total revenues	123	343	-64%	706	391	81%

Losses and loss adjustment	28	63	-56%	87	(13)	n/m
Amortization of deferred acquisition costs	19	19	-%	54	76	-29%
Operating	12	22	-45%	42	83	-49%
Interest	28	30	-7%	83	129	-36%
Expenses of consolidated VIEs:
Operating	2	3	-33%	7	10	-30%
Interest	10	10	-%	30	30	-%

Total expenses	99	147	-33%	303	315	-4%

Pre-tax income (loss)	$24	$196	-88%	$403	$76	n/m

n/m -	Percent change not meaningful.

For the three and nine months ended September 30, 2014 and 2013, we did not have any new structured finance and international insurance writings. As of September 30, 2014, MBIA Corp.’s total insured gross par outstanding was $61.1 billion. The lack of insurance writings in our structured finance and international insurance segment reflects the insurance financial strength credit ratings assigned to MBIA Corp. by the major rating agencies. Pre-tax income (loss) in each of the periods included in the preceding table was primarily driven by changes in the fair value of our insured credit derivatives, which reflects changes in the market’s perception of MBIA Corp.’s credit risk.

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

Adjusted pre-tax loss for the three months ended September 30, 2014 decreased compared with the same period of 2013 principally as a result of decreases in losses on insured exposures and operating expenses, and increases in other net realized gains and net premiums earned.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Adjusted pre-tax loss for the nine months ended September 30, 2014 decreased compared with the same period of 2013 principally as a result of decreases in impairments on insured credit derivatives, interest expense from the National Secured Loan, which was repaid in full in May of 2013, and legal and litigation operating expenses. This decrease was partially offset by an increase in insurance losses and LAE and a decrease in net gains on financial instruments at fair value and foreign exchange.

The following table presents the adjusted pre-tax income (loss) of our structured finance and international insurance segment and a reconciliation of adjusted pre-tax income (loss) to GAAP pre-tax income (loss) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2014	2013		2014	2013
Adjusted pre-tax income (loss)	$(36)	$(167)	-78%	$(176)	$(357)	-51%
Additions to adjusted pre-tax income (loss):
Impact of consolidating certain VIEs	39	24	63%	56	(39)	n/m
Mark-to-market gain (loss) on insured credit derivatives	48	285	-83%	863	1,562	-45%
Subtractions from adjusted pre-tax income (loss):
Impairments on insured credit derivatives	27	(54)	-150%	340	1,090	-69%

Pre-tax income (loss)	$24	$196	-88%	$403	$76	n/m

n/m -	Percent change not meaningful.

NET PREMIUMS EARNED Our structured finance and international insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. In addition, the Company generates net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2014	2013		2014	2013
Net premiums earned:
U.S.	$8	$12	-33%	$26	$37	-30%
Non-U.S.	41	28	46%	87	74	18%

Total net premiums earned	$49	$40	23%	$113	$111	2%

VIEs (eliminated in consolidation)	$4	$4	-%	$11	$11	-%

Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Structured finance and international net premiums earned increased for the three and nine months ended September 30, 2014 compared with the same periods of 2013 primarily due to an increase in refunded premiums earned from the termination of a policy, partially offset decreases in scheduled premiums earned from the maturity and early settlement of insured transactions with no material writings of new insurance policies.

FEES AND REIMBURSEMENTS The increase in fees and reimbursements for the three months ended September 30, 2014 compared with the same period of 2013 was primarily due to an increase in termination and waiver and consent fees related to the ongoing management of our structured finance and international insurance business. The decrease in fees and reimbursements for the nine months ended September 30, 2014 compared with the same period of 2013 was primarily due to a decrease in ceding commission income from National, partially offset by an increase in termination and waiver and consent fees related to the ongoing management of our structured finance and international insurance business. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The following table presents the net premiums and fees earned related to derivatives and the components of the net change in fair value of insured derivatives for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2014	2013		2014	2013
Net premiums and fees earned on insured derivatives	$6	$6	-%	$14	$29	-52%
Realized gains (losses) on insured derivatives	(30)	(34)	-12%	(432)	(1,577)	-73%

Realized gains (losses) and other settlements on insured derivatives	(24)	(28)	-14%	(418)	(1,548)	-73%
Unrealized gains (losses) on insured derivatives	48	285	-83%	863	1,562	-45%

Net change in fair value of insured derivatives	$24	$257	-91%	$445	$14	n/m

n/m -	Percent change not meaningful.

The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and scheduled amortizations. For the three and nine months ended September 30, 2014, realized losses on insured derivatives resulted primarily from settlements and claim payments on CMBS transactions.

For the three months ended September 30, 2014, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations and the effects of MBIA’s nonperformance risk on its derivative liabilities. For the three months ended September 30, 2013, unrealized gains on insured derivatives were principally associated with the effects of MBIA’s nonperformance risk on its derivative liabilities, favorable changes in spreads/prices on the underlying collateral and a decline in the weighted average life on transactions.

For the nine months ended September 30, 2014, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations. For the nine months ended September 30, 2013, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations, a decline in the weighted average life on transactions and favorable changes in spread/prices on the underlying collateral, partially offset by the effects of MBIA’s nonperformance risk on its derivative liabilities and collateral erosion of transactions.

As of September 30, 2014, MBIA Corp.’s five year CDS cost was 13.88% upfront plus 5% per annum compared with 16.38% upfront plus 5% per annum as of September 30, 2013. As of September 30, 2014 and December 31, 2013, the fair value of MBIA Corp.’s insured CDS liability was $284 million and $1.2 billion, respectively. Our mark-to-market on insured credit derivatives uses the most appropriate of the one to ten year CDS cost for each transaction, and those costs ranged from 3.25% upfront plus 5% per annum to 16.75% upfront plus 5% per annum as of September 30, 2014. As of September 30, 2013, those costs ranged from 4.13% upfront plus 5% per annum to 20.63% upfront plus 5% per annum.

As of September 30, 2014, MBIA Corp. had $11.3 billion of gross par outstanding on insured credit derivatives compared with $16.0 billion and $24.0 billion as of June 30, 2014 and December 31, 2013, respectively. The decrease in gross par outstanding was primarily due to commutations, contractual terminations, amortizations and maturities. During the nine months ended September 30, 2014, eleven insured issues, representing $12.0 billion in gross par outstanding, either matured or were contractually terminated.

Since our insured credit derivatives have similar terms, conditions, risks, and economic profiles as our financial guarantee insurance policies, we evaluate them for impairment periodically in the same way that we estimate loss and LAE for our financial guarantee policies. Credit impairments on insured derivatives represent actual payments plus the present values of our estimates of expected future claim payments, net of expected future recoveries. MBIA Corp.’s expected future claim payments were discounted using a rate of 5.09%, the same rate used to calculate its statutory loss reserves as of September 30, 2014. MBIA UK used a rate of 2.50% to discount its expected future claim payments and statutory loss reserves. We estimated that additional credit impairments on insured derivatives (excluding LAE) for the nine months ended September 30, 2014 were $86 million across eight insured issues. As of September 30, 2014, statutory loss and LAE reserves related to credit impairments were $148 million. Refer to the following “Loss and Loss Adjustment Expenses” section for additional information about credit impairments on insured derivatives.

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

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The decrease in net gains on financial instruments at fair value and foreign exchange for the three months ended September 30, 2014 compared with the same period of 2013 was primarily due to losses from fair valuing financial instruments and realized losses from foreign currency revaluation related to Chilean Unidad de Fomento currency transactions. The decrease in net gains on financial instruments at fair value and foreign exchange for the nine months ended September 30, 2014 compared with the same period of 2013 was primarily due to realized losses from foreign currency revaluation related to Chilean Unidad de Fomento currency transactions and a decrease in net realized gains from the sales of securities.

OTHER NET REALIZED GAINS (LOSSES) Other net realized gains (losses) for the three and nine months ended September 30, 2014 primarily related to an insurance recovery received on an errors and omissions liability policy.

REVENUES OF CONSOLIDATED VIEs For the three months ended September 30, 2014, total revenues of consolidated VIEs were $20 million compared with $28 million for the same period of 2013. This decrease was primarily related to lower mark-to-market gains on assets of consolidated VIEs due to fluctuations in non performance risk, partially offset by an increase in net gains on second-lien RMBS put-back claims on ineligible mortgage loans. For the nine months ended September 30, 2014, total revenues of consolidated VIEs were $69 million compared with $158 million for the same period of 2013. This decrease was primarily related to a decrease in net gains from second-lien RMBS put-back claims on ineligible mortgage loans.

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

Summary of Financial Guarantee Insurance Losses and LAE

The following table presents information about our financial guarantee insurance losses and LAE recorded in accordance with GAAP for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2014	2013		2014	2013
Losses and LAE related to expected payments	$(34)	$18	n/m	$(30)	$119	-125%
Recoveries of expected payments	62	45	38%	117	(132)	n/m

Gross losses incurred	28	63	-56%	87	(13)	n/m
Reinsurance	-	-	-	-	-	-

Losses and loss adjustment expenses	$28	$63	-56%	$87	$(13)	n/m

n/m -	Percent change not meaningful.

For the three months ended September 30, 2014, the decrease in losses and LAE related to expected payments of $34 million primarily related to decreases in expected payments on an international road transaction. The decrease in recoveries of expected payments of $62 million primarily related to decreases of expected recoveries on an international road transaction and projected collections from excess spread within insured second-lien RMBS securitizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Excess spread is generated by performing loans within insured second-lien RMBS securitizations and is the difference between interest inflows on mortgage loan collateral and interest outflows on insured beneficial interests. The amount of excess spread depends on future loss trends (which include future delinquency trends, average time to charge-off delinquent loans and the availability of pool mortgage insurance), the future spread between prime and LIBOR interest rates, and borrower refinancing behavior which results in voluntary prepayments. Minor deviations in loss trends and voluntary prepayments may substantially impact the amounts we collect from excess spread.

For the three months ended September 30, 2013, the decrease in recoveries of expected payments of $45 million included $42 million related to insured second-lien RMBS transactions, primarily related to a reduction in excess spread within the securitizations. The increase in losses and LAE related to expected payments of $18 million included $14 million related to insured first-lien RMBS transactions and $18 million of other loss activity, primarily related to CMBS and an international road transaction, partially offset by a $14 million decrease related to insured second-lien RMBS transactions.

For the nine months ended September 30, 2014, the decrease in recoveries of expected payments of $117 million primarily related to decreases in projected collections from excess spread within the insured second-lien RMBS securitizations. The decrease in losses and LAE related to expected payments of $30 million included $68 million of loss activity primarily related to an international road transaction, and $18 million related to ABS CDOs, partially offset by $43 million related to insured first-lien RMBS transactions and $13 million related to insured second-lien RMBS transactions.

For the nine months ended September 30, 2013, the increase in recoveries of expected payments of $132 million included $177 million related to insured second-lien RMBS transactions, partially offset by $45 million of other activity. The $177 million of recoveries related to insured second-lien RMBS transactions included $316 million primarily resulting from ineligible mortgage loans included in insured exposures that are subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans, partially offset by a $139 million reduction in excess spread within the securitizations. The $45 million of other activity was primarily the result of a reversal of recoveries related to high yield corporate CDOs, partially offset by an increase in recoveries related to an international road transaction. These recoveries were partially offset by losses and LAE related to expected payments of $119 million, of which $85 million related to insured second-lien RMBS transactions and $12 million related to first-lien RMBS transactions.

For the three and nine months ended September 30, 2014, losses and LAE incurred included the elimination of $34 million and $41 million of expenses, respectively, as a result of the consolidation of VIEs. The $34 million expense elimination included gross losses related to expected payments of $15 million and gross recoveries of expected payments of $19 million. The $41 million expense elimination included gross losses related to expected payments of $23 million, partially offset by gross recoveries of expected payments of $18 million.

For the three and nine months ended September 30, 2013, losses and LAE incurred included the elimination of a $12 million expense and an $83 million benefit, respectively, as a result of the consolidation of VIEs. The $12 million expense elimination included gross recoveries of expected payments of $18 million, partially offset by gross losses related to expected payments of $6 million. The $83 million benefit elimination included gross recoveries of expected payments of $85 million, partially offset by gross losses related to expected payments of $2 million.

The following table presents information about our insurance reserves and recoverable as of September 30, 2014 and December 31, 2013. The Company’s insurance loss recoverable represents expected potential recoveries of paid claims based on probability-weighted net cash inflows discounted at applicable risk-free rates as of the measurement date.

In millions	September 30, 2014	December 31, 2013	Percent Change
Gross loss and LAE reserves	$522	$700	-25%
Expected recoveries on unpaid losses	(67)	(146)	-54%

Loss and LAE reserves	$455	$554	-18%

Insurance loss recoverable	$564	$681	-17%
Insurance loss recoverable—ceded (1)	$3	$5	-40%
Reinsurance recoverable on paid and unpaid losses (2)	$6	$7	-14%

(1) -	Reported within “Other liabilities” on our consolidated balance sheets.

(2) -	Reported within “Other assets” on our consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Included in MBIA Corp.’s loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves, but excludes par outstanding, as of September 30, 2014 and December 31, 2013 for thirteen issues and one issue, respectively, that had no expected future claim payments or par outstanding, but for which MBIA Corp. was obligated to pay LAE incurred in prior periods. As of September 30, 2014 and December 31, 2013, loss and LAE reserves comprised the following:

	Number of Issues (1)		Loss and LAE Reserve		Par Outstanding
$ in millions	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Gross of reinsurance:
Issues with defaults	116	103	$364	$388	$5,228	$6,124
Issues without defaults	6	20	91	166	676	1,029

Total gross of reinsurance	122	123	$455	$554	$5,904	$7,153

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

As of September 30, 2014, we had loss and LAE reserves related to our remaining insured first and second-lien RMBS exposure of $373 million before eliminating $19 million of loss and LAE reserves related to our consolidated VIEs. The loss and LAE reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the excess spread we expect from the performing mortgage loans in the securitizations. As payments are made, a portion of those expected future receipts is recorded within “Insurance loss recoverable” on our consolidated balance sheets. The payments that we make virtually all go to reduce the principal balances of the securitizations.

Aggregate Losses and LAE

MBIA Corp. faces significant risks and uncertainties related to potential or actual losses from its first and second-lien RMBS, ABS CDO, CMBS and CRE CDO insured exposures. Continued significant adverse developments and higher than expected payments on these exposures and/or lower than expected recoveries on the RMBS exposures, could result in a decline in the Company’s liquidity and statutory capital position.

The impact of insured exposures on MBIA Corp.’s liquidity position is best understood by assessing the ultimate amount of payments and recoveries with respect to these exposures. In this regard, the Company discloses the discounted expected future net cash flows under all insurance contracts, irrespective of the legal form of the guarantee (i.e., financial guarantee insurance policy or insured derivative contract) or the GAAP accounting basis.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following tables present the aggregate change in the discounted values of net payments expected to be made on all insurance contracts for the three and nine months ended September 30, 2014 and 2013:

Aggregate Losses and LAE (change in discounted values of net payments)

	Three Months Ended September 30, 2014
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other(2)	Total
Increase (decrease) in expected payments	$(4)	$9	$14	$12	$(38)	$(7)
(Increase) decrease in expected salvage	46	3	(14)	3	35	73

Total aggregate losses and LAE	$42	$12	$-	$15	$(3)	$66

(1) -	Includes HELOC loans and CES.

(2) -	Primarily represents an international road transaction.

	Three Months Ended September 30, 2013
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other(2)	Total
Increase (decrease) in expected payments	$(8)	$14	$(10)	$90	$7	$93
(Increase) decrease in expected salvage	61	(6)	(2)	8	9	70

Total aggregate losses and LAE	$53	$8	$(12)	$98	$16	$163

(1) -	Includes HELOC loans and CES.

(2) -	Primarily represents an international road transaction.

Aggregate Losses and LAE (change in discounted values of net payments)

	Nine Months Ended September 30, 2014
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other(2)	Total
Increase (decrease) in expected payments	$15	$42	$1	$92	$(63)	$87
(Increase) decrease in expected salvage	98	(4)	(9)	4	38	127

Total aggregate losses and LAE	$113	$38	$(8)	$96	$(25)	$214

(1) -	Includes HELOC loans and CES.

(2) -	Primarily represents an international road transaction.

	Nine Months Ended September 30, 2013
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other(2)	Total
Increase (decrease) in expected payments	$126	$12	$(90)	$472	$98	$618
(Increase) decrease in expected salvage	(262)	(11)	-	(13)	55	(231)

Total aggregate losses and LAE	$(136)	$1	$(90)	$459	$153	$387

(1) -	Includes HELOC loans and CES.

(2) -	Primarily represents an international road transaction and high yield corporate CDOs.

The decrease in total aggregate losses and LAE for the three months ended September 30, 2014 compared with the same period of 2013 primarily resulted from a decrease in expected payments on CMBS exposures.

The decrease in total aggregate losses and LAE for the nine months ended September 30, 2014 compared with the same period of 2013 primarily resulted from a decrease in expected payments on CMBS exposures and an international road transaction, partially offset by an increase in recoveries of ineligible mortgage loans included in insured second-lien RMBS exposures in 2013. In addition, in 2013, there was a reversal of recoveries related to high yield corporate CDOs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

In addition to the information presented above, the following tables present aggregate losses and LAE for the three and nine months ended September 30, 2014 and 2013 by insurance type:

Aggregate Losses and LAE by Insurance Type (change in discounted values of net payments)

	Three Months Ended September 30, 2014
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other(2)	Total
Financial guarantee insurance(3)	$16	$12	$3	$-	$(3)	$28
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(4)	26	-	8	-	-	34
Insured credit derivatives (statutory basis)(5)	-	-	(11)	15	-	4

Total aggregate losses and LAE	$42	$12	$-	$15	$(3)	$66

(1) -	Includes HELOC loans and CES.

(2) -	Primarily represents an international road transaction.

(3) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(4) -	Represents losses eliminated upon the consolidation of insured VIEs.

(5) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

	Three Months Ended September 30, 2013
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other(2)	Total
Financial guarantee insurance(3)	$28	$8	$1	$10	$16	$63
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(4)	25	-	(13)	-	-	12
Insured credit derivatives (statutory basis)(5)	-	-	-	88	-	88

Total aggregate losses and LAE	$53	$8	$(12)	$98	$16	$163

(1) -	Includes HELOC loans and CES.

(2) -	Primarily represents an international road transaction.

(3) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(4) -	Represents losses eliminated upon the consolidation of insured VIEs.

(5) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

Aggregate Losses and LAE by Insurance Type (change in discounted values of net payments)

	Nine Months Ended September 30, 2014
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other(2)	Total
Financial guarantee insurance(3)	$88	$39	$(14)	$(1)	$(25)	$87
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(4)	25	(1)	17	-	-	41
Insured credit derivatives (statutory basis)(5)	-	-	(11)	97	-	86

Total aggregate losses and LAE	$113	$38	$(8)	$96	$(25)	$214

(1) -	Includes HELOC loans and CES.

(2) -	Primarily represents an international road transaction.

(3) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(4) -	Represents losses eliminated upon the consolidation of insured VIEs.

(5) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

	Nine Months Ended September 30, 2013
In millions	Second-lien RMBS(1)	First-lien RMBS	ABS CDO	CMBS	Other(2)	Total
Financial guarantee insurance(3)	$(92)	$1	$(47)	$(28)	$153	$(13)
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(4)	(44)	-	(39)	-	-	(83)
Insured credit derivatives (statutory basis)(5)	-	-	(4)	487	-	483

Total aggregate losses and LAE	$(136)	$1	$(90)	$459	$153	$387

(1) -	Includes HELOC loans and CES.

(2) -	Primarily represents an international road transaction and high yield corporate CDOs.

(3) -	Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(4) -	Represents losses eliminated upon the consolidation of insured VIEs.

(5) -	Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

The following table presents the aggregate loss and LAE reserves and insurance loss recoverables as of September 30, 2014 and December 31, 2013:

In millions	Financial Guarantee Insurance(1)	Financial Guarantee Insurance Related to Consolidated VIEs(2)	Insured Credit Derivative Impairments and LAE(3)	Reinsurance(4)	Total Aggregate Loss(5)
Gross loss and LAE reserves as of December 31, 2013	$554	$271	$476	$(7)	$1,294
Gross insurance loss recoverable as of December 31, 2013	(681)	(540)	(21)	5	(1,237)

Total reserves (recoverable) as of December 31, 2013	(127)	(269)	455	(2)	57
Ceded reserves	(2)	-	-	2	-

Net reserves as of December 31, 2013	(129)	(269)	455	-	57
Total aggregate losses and LAE incurred	87	41	86	-	214
(Payments) collections and other	(70)	(12)	(393)	-	(475)

Net reserves as of September 30, 2014	(112)	(240)	148	-	(204)
Ceded reserves	3	-	-	(3)	-

Total reserves (recoverable) as of September 30, 2014	$(109)	$(240)	$148	$(3)	$(204)

Gross loss and LAE reserves as of September 30, 2014	$455	$262	$168	$(6)	$879
Gross insurance loss recoverable as of September 30, 2014	(564)	(502)	(20)	3	(1,083)

Total reserves (recoverable) as of September 30, 2014	$(109)	$(240)	$148	$(3)	$(204)

(1) -	Included in “Losses and loss adjustment,” “Loss and loss adjustment expense reserves,” and “Insurance loss recoverable” on the Company’s consolidated financial statements.

(2) -	Represents loss expense, reserves and insurance loss recoverable eliminated upon the consolidation of insured VIEs.

(3) -	Represents statutory losses and LAE and recoveries for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations and the fair value of these contracts are recorded in “Derivative liabilities” on the Company’s consolidated balance sheets.

(4) -	Represents “Losses and loss adjustment,” “Loss and loss adjustment expense reserves” and “Insurance loss recoverable” on the Company’s consolidated financial statements that are ceded to third-party reinsurers under insurance contracts. As of September 30, 2014 and December 31, 2013, there was a $3 million and $2 million receivable, respectively.

(5) -	Represents totals after ceding to third-party reinsurers under insurance contracts.

As of September 30, 2014, our estimated recoveries from excess spread for insured second-lien RMBS was $676 million, of which $670 million was included in gross insurance loss recoverable and $6 million was included in the gross loss and LAE reserves.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES Structured finance and international insurance segment expenses for the three and nine months ended September 30, 2014 and 2013 are presented in the following table:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2014	2013		2014	2013
Gross expenses	$13	$23	-43%	$44	$88	-50%

Amortization of deferred acquisition costs	$19	$19	-%	$54	$76	-29%
Operating	12	22	-45%	42	83	-49%

Total insurance operating expenses	$31	$41	-24%	$96	$159	-40%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three months ended September 30, 2014 compared with the same period of 2013 primarily due to decreases in compensation expense, costs associated with support provided by our corporate segment, and consulting fees. Gross expenses decreased for the nine months ended September 30, 2014 compared with the same period of 2013 primarily due to decreases in compensation expense, consulting fees, costs associated with support provided by our corporate segment and legal and litigation related costs. The decreases in the amortization of deferred acquisition costs for the three and nine months ended September 30, 2014 compared with the same periods of 2013 principally reflect the acceleration of deferred costs into earnings in prior periods as policies were terminated. Operating expenses decreased for the three and nine months ended September 30, 2014 compared with the same periods of 2013 due to decreases in gross expenses. We did not defer a material amount of policy acquisition costs during the nine months ended September 30, 2014 or 2013. Policy acquisition costs in these periods were primarily related to commissions and premium taxes on installment policies written in prior periods.

INTEREST EXPENSE Interest expense incurred by our structured finance and international insurance segment decreased for the nine months ended September 30, 2014 compared with the same period of 2013 primarily due to the repayment of the National Secured Loan in May of 2013.

INSURED PORTFOLIO EXPOSURE The credit quality of our structured finance and international insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of September 30, 2014 and December 31, 2013, 23% of our structured finance and international insured portfolio, was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of September 30, 2014, MBIA Corp.’s $16.0 billion CDO portfolio represented 26% of its total insured gross par outstanding of $61.1 billion. As of December 31, 2013, MBIA Corp.’s $29.7 billion CDO portfolio represented 37% of its total insured gross par outstanding of $80.4 billion. In addition to the below table, MBIA Corp. insures approximately $545 million in CRE loan pools, primarily comprising European assets. We do not expect insured losses on our CRE loan pools. These CRE loans are not included in the following “Structured CMBS Pools” and “CRE CDOs” sections. The distribution of the Company’s insured CDO and related instruments portfolio by collateral type is presented in the following table:

In billions	Gross Par Outstanding as of		Percent Change
	September 30, 2014	December 31, 2013
Collateral Type
Multi-sector CDOs	$1.0	$1.5	-33%
Investment grade corporate CDOs	6.8	15.6	-56%
High yield corporate CDOs	4.0	4.3	-7%
Structured CMBS pools	3.3	7.1	-54%
CRE CDOs	0.9	1.2	-25%

Total	$16.0	$29.7	-46%

Multi-Sector CDOs

The multi-sector CDO portfolio is comprised of eight transactions insured in the primary market between 2002 and 2006 and nine transactions insured in the secondary market between 2000 and 2004. The underlying collateral in MBIA Corp.’s insured multi-sector CDO transactions is comprised of RMBS, other multi-sector CDOs, corporate CDOs, collateralized loan obligations, ABS (e.g., securitizations of auto receivables, credit cards, etc.), CRE CDOs, CMBS and corporate credits.

Generally, we are subject to a claim on a multi-sector CDO when the insured tranche incurs an interest or principal shortfall. Such shortfalls result once the underlying collateral supporting the transaction no longer generates enough cash flow to support the insured notes. MBIA Corp.’s payment obligation after a default insures current interest and ultimate principal. Original subordination levels for transactions insured in the primary market ranged from 10% to 31%. Current subordinations range from 0% to 34%.

The significant erosion of subordination in our multi-sector CDO transactions principally resulted from the underperformance of RMBS and CDO collateral. The erosion of subordination in these transactions increases the likelihood that MBIA Corp. will pay claims. As of September 30, 2014, there were credit impairment estimates for 12 classified multi-sector CDO transactions for which MBIA Corp. expects to incur actual net claims in the future, representing 71% of all MBIA Corp.-insured multi-sector CDO transactions (including both CDS and non-CDS contracts). Of the remaining transactions, 12% are on our “Caution List” and 17% continue to perform at or close to our original expectations. In the event of further performance deterioration of the collateral referenced or held in our multi-sector CDO transactions, the amount of credit impairments could increase materially.

As of September 30, 2014, our gross par exposure to multi-sector CDOs of $1.0 billion represented 2% of MBIA Corp.’s total gross par insured.

Investment Grade Corporate CDOs

Our gross par exposure to investment grade CDOs of $6.8 billion represents 43% of MBIA Corp.’s CDO exposure and 11% of MBIA Corp.’s total gross par insured. The portfolio is comprised of six investment grade corporate CDO exposures insured in 2006 and 2007 referencing pools of predominantly investment grade corporate credits. Our investment grade corporate CDO policies guarantee coverage of losses on collateral assets once a deductible has been eroded. The Company’s insured investment grade corporate CDOs have experienced erosion of subordination due to the default of underlying referenced corporate issuers, but we currently do not expect losses on MBIA Corp.’s insured tranches. Original subordination levels ranged from 17% to 30%. Current subordination levels are between 12% and 28%.

High Yield Corporate CDOs

Our high yield corporate CDO portfolio, totaling $4.0 billion of gross par exposure, largely comprises middle-market/special- opportunity corporate loan transactions. Our gross par exposure to high yield corporate CDOs represents 25% of MBIA Corp.’s CDO exposure and 7% of MBIA Corp.’s total gross par insured as of September 30, 2014. Original subordination for our high yield corporate portfolio ranged from 22% to 33%. Current subordination is between 9% and 28%. Declines in subordination levels result from defaults in underlying collateral, as well as sales of underlying collateral at discounted prices. Subordination within CDOs may decline further over time as a result of additional collateral deterioration. We do not expect insured losses on our high yield corporate CDO portfolio. Accordingly, as of September 30, 2014, there is no loss reserve established for this portfolio. However, there can be no assurance that the Company will not incur losses as a result of further deterioration in subordination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Structured CMBS Pools

As of September 30, 2014, our gross par exposure to structured CMBS pools totaled $3.3 billion and represented approximately 5% of MBIA Corp.’s total gross par insured. Our structured CMBS pool insured transactions are pools of CMBS bonds, Real Estate Investment Trust (“REIT”) debt and other CRE CDOs structured with first loss deductibles. The deductible sizing was a function of the underlying collateral ratings and certain structural attributes. MBIA Corp.’s guarantees for most structured CMBS pool transactions cover losses on collateral assets once the deductibles have been eroded. These deductibles provide credit enhancement and subordination to MBIA’s insured position.

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

As of September 30, 2014, we had exposure to two static CMBS pools, having $499 million of gross par outstanding, that were originally insured in 2007, and in which substantially all of the underlying collateral comprised CMBS tranches originally rated triple-B and lower. We believe this exposure represents our greatest loss potential within our CMBS portfolio. We are currently paying claims on one of these pools with an insured gross par exposure of $322 million as of September 30, 2014, that is comprised of 2004, 2005 and 2006 vintage collateral. Aside from these original triple-B collateral-backed deals, our $2.8 billion of remaining insured structured CMBS pools primarily consists of transactions backed by collateral originally rated triple-A and originated in 2004, 2005, 2006 or 2007.

Original deductibles for our structured CMBS pools ranged from 5% to 82%. As of September 30, 2014, the deductibles for these transactions ranged from 0% to 87%. Deductibles are eroded as bonds experience realized losses which are ultimately due to liquidations of underlying loan collateral.

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

CRE CDOs

As of September 30, 2014, our gross par exposure to CRE CDOs represented approximately 1% of MBIA Corp.’s total gross par insured. CRE CDOs are managed pools of CMBS, CRE whole loans, B-Notes, mezzanine loans, REIT debt, and other securities (including, in some instances, buckets for RMBS and CRE CDOs) that allow for reinvestment during a defined time period. These transactions benefit from typical CDO structural features such as cash diversion triggers, collateral quality tests, and manager replacement provisions. MBIA Corp. guarantees timely interest and ultimate principal of these CDOs. As with our other insured CDOs, these transactions were structured with credit protection originally rated triple-A, or a multiple of triple-A, below our guarantee. To the extent losses do occur on these transactions, the principal payments are due at the maturity date, which range from the years 2045 through 2056.

Residential Mortgage Exposure

MBIA Corp. insures mortgage-backed securities (“MBS”) backed by residential mortgage loans, including second-lien RMBS transactions (revolving home equity lines of credit (“HELOC”) loans and closed-end second mortgages (“CES”)). MBIA Corp. also insures MBS backed by first-lien alternative A-paper (“Alt-A”) and subprime mortgage loans directly through RMBS securitizations. There was considerable stress and deterioration in the mortgage market since 2008 reflected by heightened delinquencies and losses, particularly related to Alt-A and subprime mortgage loans originated during 2005, 2006 and 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following tables present the gross par outstanding by vintage year of MBIA Corp.’s total direct RMBS insured exposure as of September 30, 2014 and December 31, 2013. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding as of September 30, 2014
In millions	Prime First- lien	Alt-A First-lien		Subprime First-lien		HELOC Second- lien	CES Second- lien	Total
2005 - 2007	$13	$1,347		$252		$1,981	$2,247	$5,840
2004 and prior	138	562		628		416	39	1,783

Total gross par	$151	$1,909	(1)	$880	(2)	$2,397	$2,286	$7,623

(1) -	Includes international exposure of $546 million.

(2) -	Includes international exposure of $5 million.

	Gross Par Outstanding as of December 31, 2013
In millions	Prime First- lien	Alt-A First-lien		Subprime First-lien		HELOC Second- lien	CES Second- lien	Total
2005 - 2007	$14	$1,564		$358		$2,186	$2,560	$6,682
2004 and prior	167	648		742		500	49	2,106

Total gross par	$181	$2,212	(1)	$1,100	(2)	$2,686	$2,609	$8,788

(1) -	Includes international exposure of $589 million.

(2) -	Includes international exposure of $8 million.

During the nine months ended September 30, 2014, we collected approximately $5 million, net of reinsurance and $84 million in payments made, on insured second-lien RMBS transactions, or $16 million after eliminating $29 million of payments and $18 million of excess spread collections made on behalf of consolidated VIEs. Through September 30, 2014, we made claim and LAE payments for 37 out of 43 insured second-lien RMBS policies. The total collections of $89 million on our insured second-lien RMBS transactions comprised $71 million of excess spread and $18 million of mortgage insurance. Mortgage insurance is received periodically from the servicers.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance and Structured Finance and International Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The following table presents information about our reinsurance agreements as of September 30, 2014 for our U.S. public finance and structured finance and international insurance operations:

In millions	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable (1)
Reinsurers
Assured Guaranty Re Ltd.	AA (Stable Outlook)	Baa1 (Negative Outlook)	$3,743	$30	$-
Assured Guaranty Corp.	AA (Stable Outlook)	A3 (Negative Outlook)	2,223	-	7
Overseas Private Investment Corporation	AA+ (Stable Outlook)	Aaa (Stable Outlook)	290	-	-
Others	A- or above	A2 or above	94	3	-

Total			$6,350	$33	$7

(1) -	Total reinsurance recoverable is primarily recoverables on unpaid losses.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

As of September 30, 2014, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $6.4 billion compared with $7.1 billion as of December 31, 2013. As of September 30, 2014, $5.2 billion of the ceded par outstanding was ceded from our U.S. public finance insurance segment and $1.2 billion was ceded from our structured finance and international insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments.

Advisory Services

Our asset management and advisory business is primarily conducted through Cutwater. Cutwater provides advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. Cutwater offers these services to public, not-for-profit, corporate and financial services clients, including MBIA Inc. and its other subsidiaries. In October of 2014, the Company signed an agreement to sell Cutwater to a subsidiary of The Bank of New York Mellon Corporation. The sale is expected to close at the beginning of the first quarter of 2015, subject to regulatory approval and other customary closing conditions. The transaction is expected to have a positive but immaterial impact on the Company’s financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the results and assets under management of our advisory services segment for the three and nine months ended September 30, 2014 and 2013. These results include revenues and expenses from transactions with the Company’s insurance, corporate, and wind-down operations.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2014	2013	Change	2014	2013	Change
Fees	$8	$11	-27%	$27	$33	-18%
Net gains (losses) of financial instruments at fair value and foreign exchange	-	-	-%	(3)	-	n/m
Revenues of consolidated VIEs	(4)	-	n/m	(4)	-	n/m

Total revenues	4	11	-64%	20	33	-39%
Operating expenses	10	19	-47%	35	48	-27%

Pre-tax income (loss)	$(6)	$(8)	-25%	$(15)	$(15)	-%

Ending assets under management:
Third-party	$11,623	$15,010	-23%	$11,623	$15,010	-23%
Insurance and corporate	6,927	6,807	2%	6,927	6,807	2%
Asset/liability products and conduits	3,333	4,040	-18%	3,333	4,040	-18%

Total ending assets under management	$21,883	$25,857	-15%	$21,883	$25,857	-15%

n/m -	Percent change not meaningful.

For the three months ended September 30, 2014, the favorable change in pre-tax income (loss) compared with the same period of 2013 was primarily due to decreases in compensation, legal and consulting expenses, partially offset by a loss as a result of the consolidation of a VIE and decreases in fee revenues due to declines in asset balances managed for third parties and our other segments. For the nine months ended September 30, 2014, pre-tax income (loss) remained flat compared with the same period of 2013. Revenues declined due to decreases in fee revenues due to declines in asset balances managed for third parties and our other segments, a loss as a result of the consolidation of a VIE and a $3 million loss in foreign exchange from the liquidation of a foreign subsidiary. This decrease in revenues was offset by decreases in compensation, legal and consulting expenses.

Average third-party assets under management for the nine months ended September 30, 2014 and 2013 were $12.3 billion and $16.9 billion, respectively. This decrease was principally due to declines in our pool products and CDO management business.

Corporate

General corporate activities are conducted through our corporate segment. Our corporate operations primarily consist of holding company activities, including our service company, MBIA Services Corporation (“MBIA Services”), formerly Optinuity Alliance Resources Corporation. Revenues and expenses for MBIA Services are included in the results of our corporate segment. MBIA Services provides support services such as management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, among others, to our corporate segment and other operating businesses on a fee-for-service basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the consolidated results of our corporate segment for the three and nine months ended September 30, 2014 and 2013. The results include revenues and expenses that arise from general corporate activities and from providing support to our other segments.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2014	2013	Change	2014	2013	Change
Net investment income	$2	$6	-67%	$13	$15	-13%
Fees	15	32	-53%	57	76	-25%
Net gains (losses) on financial instruments at fair value and foreign exchange	17	43	-60%	96	19	n/m
Other net realized gains (losses)	-	-	-%	1	-	n/m
Revenues of consolidated VIEs:
Other net realized gains (losses)	-	-	-%	(5)	(10)	-50%

Total revenues	34	81	-58%	162	100	62%

Operating	25	32	-22%	70	133	-47%
Interest	12	13	-8%	35	36	-3%

Total expenses	37	45	-18%	105	169	-38%

Pre-tax income (loss)	$(3)	$36	-108%	$57	$(69)	n/m

n/m -	Percent change not meaningful.

FEES Fees are generated from support services provided to business units within the Company on a fee-for-service basis. Fees for the three and nine months ended September 30, 2014 decreased compared with the same periods of 2013 primarily due to declines in fees paid by our conduit segment for administrative and other services. During the second quarter of 2014, we completed the winding down of our conduit segment.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The changes in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended September 30, 2014 compared with the same period of 2013 was primarily due to changes in the fair value of outstanding warrants issued on MBIA Inc. common stock. The changes in net gains (losses) on financial instruments at fair value and foreign exchange for the nine months ended September 30, 2014 compared with the same period of 2013 was primarily due to an increase in net gains on the sales of investments and changes in the fair value of outstanding warrants issued on MBIA Inc. common stock. The changes in the fair value of outstanding warrants were primarily attributable to fluctuations in MBIA Inc.’s stock price and volatility, which are used in the valuation of the warrants.

REVENUES OF CONSOLIDATED VIEs For the nine months ended September 30, 2014 and 2013, total revenues of consolidated VIEs related to net losses as a result of the deconsolidation of VIEs.

OPERATING EXPENSES Operating expenses for the three months ended September 30, 2014 decreased compared with the same period of 2013 primarily due to a decrease in compensation expense from operating cost reduction measures in 2013. Operating expenses for the nine months ended September 30, 2014 decreased compared with the same period of 2013 primarily due to decreases in expenses related to the settlement with Bank of America that occurred in 2013 and compensation expense.

Wind-down Operations

We operate an asset/liability products business in which we historically issued debt and investment agreements insured by MBIA Corp. to capital markets and municipal investors. The proceeds of the debt and investment agreements were used initially to purchase assets that largely matched the duration of those liabilities. We also operated a conduit business in which we funded transactions by issuing debt insured by MBIA Corp. The rating downgrades of MBIA Corp. resulted in the termination and collateralization of certain derivatives and investment agreements and, together with the rising cost and declining availability of funding and liquidity within many of the asset classes in which proceeds were invested, caused the Company to begin winding down its asset/liability products and conduit businesses in 2008. Since the downgrades of MBIA Corp., we have not issued debt in connection with either business and, as a result, the outstanding liability balances and corresponding asset balances have declined over time as liabilities mature, terminate or are retired. In the second quarter of 2014, we completed the winding down of our conduit segment with the dissolution of Meridian.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Asset/Liability Products

The following table presents the results of our asset/liability products segment for the three and nine months ended September 30, 2014 and 2013. These results include revenues and expenses from transactions with the Company’s other segments.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2014	2013	Change	2014	2013	Change
Net investment income	$6	$5	20%	$17	$18	-6%
Net gains (losses) on financial instruments at fair value and foreign exchange	51	(29)	n/m	(8)	(38)	-79%
Net gains (losses) on extinguishment of debt	-	7	-100%	3	11	-73%

Total revenues	57	(17)	n/m	12	(9)	n/m

Operating	3	2	50%	7	7	-%
Interest	15	19	-21%	48	59	-19%

Total expenses	18	21	-14%	55	66	-17%

Pre-tax income (loss)	$39	$(38)	n/m	$(43)	$(75)	-43%

n/m -	Percent change not meaningful.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable changes in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended September 30, 2014 compared with the same period of 2013 primarily resulted from a strengthening of the U.S. dollar, partially offset by a decline in gains on fair valuing financial instruments. The favorable changes in net gains (losses) on financial instruments at fair value and foreign exchange for the nine months ended September 30, 2014 compared with the same period of 2013 was primarily the result of favorable foreign currency exchange rates on the U.S. dollar and declines on realized losses from asset sales, partially offset by a decline in gains on fair valuing financial instruments, mostly a result of adverse movements in interest rates.

INTEREST EXPENSE The decreases in interest expense for the three and nine months ended September 30, 2014 compared with the same periods of 2013 were primarily due to the continued maturity and repurchases of liabilities by the Company.

Conduit

Our conduit segment was operated through Meridian. During the first half of 2014, we retired the remaining $129 million of outstanding MTNs issued by Meridian and completed the winding down of this business. Meridian was dissolved during the second quarter of 2014. Certain of MBIA’s consolidated subsidiaries had received fees for services provided to Meridian.

For the three months ended September 30, 2013, total pre-tax loss was $16 million. This pre-tax loss primarily related to a $15 million fee paid to our corporate segment for administrative and other services. For the nine months ended September 30, 2014 and 2013, total pre-tax loss was $6 million and $30 million, respectively. The decrease in pre-tax loss was primarily due to a decrease in the fee paid to our corporate segment for administrative and other services of $16 million, gains on extinguishment of debt and a decrease in interest expense due to the wind down of the business.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2014 and 2013 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013
Pre-tax income (loss)	$148	$171	$607	$122
Provision (benefit) for income taxes	$(25)	$39	$58	$4
Effective tax rate	-16.9%	22.8%	9.6%	3.3%

For the nine months ended September 30, 2014, our effective tax rate applied to our pre-tax income was lower than the U.S. statutory tax rate of 35% primarily due to a decrease in our valuation allowance against our deferred tax asset from asset sales of previously impaired assets and a decrease in our reserve for uncertain tax positions. Effective in 2014, the consolidated tax provision is based on actual results and not on an estimated annual effective tax rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the nine months ended September 30, 2013, our effective tax rate applied to our pre-tax loss was lower than the U.S. statutory tax rate of 35% primarily due to a reduction in our valuation allowance against our deferred tax asset.

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

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Corp. Total capital resources were $5.4 billion and $4.8 billion as of September 30, 2014 and December 31, 2013, respectively. MBIA Inc. uses its capital resources to support the business activities of its subsidiaries. As of September 30, 2014, MBIA Inc.’s investments in subsidiaries totaled $4.2 billion.

In addition, MBIA Inc. also supports the MTN and investment agreement obligations originally issued by the Company and its subsidiary, GFL. MBIA Inc. seeks to maintain sufficient liquidity and capital resources to meet its general corporate needs. As of September 30, 2014 and December 31, 2013, the combined net debt of MBIA Inc.’s corporate segment and asset/liability products segment, which primarily comprised long-term debt, MTNs, investment agreements and derivative liabilities net of cash and investments at amortized cost and a tax receivable from subsidiaries, totaled $1.0 billion and $1.1 billion, respectively. The Company expects that MBIA Inc. will generate sufficient cash to satisfy its net debt and its general corporate needs over time from distributions from its operating subsidiaries. In addition, the Company may also consider raising third-party capital. There can be no assurance that the aforementioned factors will generate sufficient cash to satisfy its net debt. Refer to the following “Liquidity—MBIA Inc. Liquidity” section for additional information about MBIA Inc.’s liquidity.

As of September 30, 2014 and December 31, 2013, total GFL MTNs outstanding were $1.2 billion and $1.4 billion, respectively.

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

Equity securities

During the nine months ended September 30, 2014, the remaining $23 million available for future repurchases under our share repurchase program was used to repurchase 2,086,737 common shares of MBIA Inc. at an average share price of $11.02 per share.

Debt securities

In addition to equity repurchases, MBIA Inc. or its subsidiaries may repurchase or redeem their outstanding debt at prices that we deem to be economically advantageous. During the nine months ended September 30, 2014, we retired $129 million par value outstanding of MTNs issued by our conduit segment at a cost of approximately 97% of par value. In addition, we repurchased approximately $122 million par value outstanding of GFL MTNs issued by our asset/liability segment at a weighted average cost of approximately 98% of par value.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

Insurance Statutory Capital

National and MBIA Corp. are incorporated and licensed in, and are subject to primary insurance regulation and supervision by, the State of New York. MBIA UK is authorized by the Prudential Regulation Authority (“PRA”) and regulated by the Financial Conduct Authority and the PRA in the U. K. National and MBIA Corp. each are required to file detailed annual financial statements, as well as interim financial statements, with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and the National Association of Insurance Commissioners’ statements of U.S. STAT and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct. MBIA UK is required to file annual financial statements with the PRA.

National

Capital and Surplus

National reported total statutory capital of $3.4 billion as of September 30, 2014 compared with $3.3 billion as of December 31, 2013. As of September 30, 2014, statutory capital comprised $1.1 billion of contingency reserves and $2.3 billion of policyholders’ surplus. National had statutory net income of $170 million for the nine months ended September 30, 2014. Consistent with our plan to transform our insurance business, the Company received approval from the NYSDFS to reset National’s unassigned surplus to zero, which was effective January 1, 2010. As of September 30, 2014, National’s unassigned surplus was $1.7 billion.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Refer to the following “MBIA Corp.—Capital and Surplus” section for additional information about contingency reserves under the NYIL. National’s policyholders’ surplus would grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. Conversely, dividends and incurred losses would reduce policyholders’ surplus. As of September 30, 2014 and December 31, 2013, National was not in compliance with certain of its single risk limits but was in compliance with its aggregate risk limits.

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

National had a positive earned surplus as of September 30, 2014, which provides National with dividend capacity. As a condition to the NYSDFS’ approval of the simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) between MBIA Inc. and National, the NYSDFS requested that, until the notional amount of the Asset Swap has been reduced to 5% or less of National’s admitted assets, each of MBIA Inc., MBIA Corp. and National provide the NYSDFS with three months prior notice, or such shorter period as the NYSDFS may permit, of its intent to initiate cash dividends on shares of its common stock. National provided such notice and, subsequent to September 30, 2014, National declared and paid a dividend of $220 million to its ultimate parent, MBIA Inc.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National’s CPR and components thereto, as of September 30, 2014 and December 31, 2013 are presented in the following table:

In millions	As of September 30, 2014	As of December 31, 2013
Policyholders’ surplus	$2,311	$2,086
Contingency reserves	1,109	1,172

Statutory capital	3,420	3,258

Unearned premium reserve	1,454	1,678
Present value of installment premiums (1)	215	226

Premium resources (2)	1,669	1,904

Net loss and LAE reserves (1)	(8)	(87)
Salvage reserves	116	177

Gross loss and LAE reserve	108	90

Total claims-paying resources	$5,197	$5,252

(1) -	Calculated using a discount rate of 3.14% as of September 30, 2014 and December 31, 2013.

(2) -	Includes financial guarantee and insured credit derivative related premiums.

MBIA Corp.

Capital and Surplus

MBIA Corp. reported total statutory capital of $862 million as of September 30, 2014 compared with $825 million as of December 31, 2013. As of September 30, 2014, statutory capital comprised $316 million of contingency reserves and $546 million of policyholders’ surplus. For the nine months ended September 30, 2014, MBIA Corp. had a statutory net loss of $27 million, primarily due to losses and LAE incurred partially offset by net premiums earned. MBIA Corp.’s policyholders’ surplus as of September 30, 2014 included a negative unassigned surplus of $1.5 billion. As of September 30, 2014, MBIA Corp.’s policyholders’ surplus was negatively impacted by $92 million because under NYIL it was not permitted to treat as an admitted asset the portion of its investment in subsidiaries in excess of 60% of surplus less common and preferred stock. This overage was caused by a decrease in MBIA Corp.’s policyholders’ surplus due to additional insured losses during the first nine months of 2014. MBIA Corp.’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred and the percentage of its assets invested in subsidiaries continues to increase.

As of September 30, 2014, MBIA Corp. recognized estimated recoveries of $237 million, net of reinsurance and income taxes at a rate of 35%, on a statutory basis related to put-backs of ineligible mortgage loans in its insured transactions and $389 million related to excess spread recoveries on second-lien RMBS, net of reinsurance and income taxes at a rate of 35%. These excess spread recoveries represented 45% of MBIA Corp.’s statutory capital as of September 30, 2014. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.

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

Under NYIL, MBIA Corp. is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Reductions in the contingency reserve may be recognized based on excessive reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As a result of regulatory approved reductions, MBIA Corp.’s contingency reserves of $316 million as of September 30, 2014 represented reserves on 56 of the 400 outstanding credits insured by MBIA Corp. For risks associated with MBIA Corp.’s failure to meet its contingency reserve requirement, see Part I, Item 1A, “Risk Factors-Capital, Liquidity and Market Related Risk Factors- If our insurance companies fail to meet regulatory capital requirements they may become subject to regulatory action” in MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

MBIA Corp. is required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses from adverse economic events. Under NYIL, MBIA Corp. is required to carry investments in specified qualifying assets in an amount equal to its minimum surplus and contingency reserves, 50% of its loss reserves and 50% of its unearned premium reserves. As of September 30, 2014, MBIA Corp. was not in compliance with its requirement to hold the specified amount of qualifying assets. The NYSDFS has not taken any action against MBIA Corp. as a result of its deficit of qualifying assets and MBIA Corp. believes it will resolve its deficit during the fourth quarter of 2014.

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

As of September 30, 2014, MBIA Corp. was in compliance with its aggregate risk limits under the NYIL. If MBIA Corp. is not in compliance with its aggregate risk limits, the NYSDFS may prevent MBIA Corp. from transacting any new financial guarantee insurance business until it no longer exceeds the limitations. In 2014 and 2013, MBIA Corp. reported additional overages to the NYSDFS with respect to its single risk limits due to changes in its statutory capital.

As of September 30, 2014, the par amount outstanding of MBIA Corp.’s 14% Fixed-to-Floating Rate Surplus Notes due January 15, 2033 (the “Surplus Notes”) was $953 million. Section 1307 of the Insurance Law and the Fiscal Agency Agreement governing the surplus notes (the “Fiscal Agency Agreement”), which was approved as it relates to Section 1307 by the NYSDFS in connection with the issuance of the Surplus Notes, each impose restrictions on the payments of principal and interest (or the redemption price or any make-whole premium) on the Surplus Notes (“Surplus Note Payments”). Section 1307 of the Insurance Law provides that any payments on surplus notes issued by an insurer “shall be repaid only out of free and divisible surplus of such insurer with the approval of the superintendent whenever, in his judgment, the financial condition of such insurer warrants.” The Superintendent has broad discretion in determining whether to allow us to make Surplus Note Payments. We are not aware of any guidelines or interpretations that govern the exercise of the Superintendent’s discretion under Section 1307 in determining whether the financial condition of an insurer warrants the making of such payments. The Fiscal Agency Agreement provides that (a) Surplus Note Payments may be made only with the prior approval of the Superintendent, whenever, in his judgment, the financial condition of MBIA Corp. warrants, and (b) any such Surplus Note Payments may only be made to the extent MBIA Corp. has sufficient “Eligible Surplus” to make such payment. The Fiscal Agency Agreement defines “Eligible Surplus” as MBIA Corp. “surplus as regards policyholders,” less the sum of its “common capital stock” and “preferred capital stock”, as shown on its annual and quarterly statements filed with state insurance regulatory authorities. While the insurance law does not explicitly set forth the calculation of “free and divisible surplus”, MBIA believes that the calculation of Eligible Surplus, as set forth in the Fiscal Agency Agreement is the appropriate calculation of “free and divisible surplus” and is the commonly accepted calculation of “free and divisible surplus” used in connection with other surplus notes issued by New York domiciled insurance companies. MBIA Corp.’s “free and divisible” surplus, determined as set forth above, was $255 million as of September 30, 2014, representing an increase of $143 million from December 31, 2013. The increase in MBIA Corp.’s “free and divisible” surplus during the nine months ended September 30, 2014 primarily resulted from the release of $106 million of contingency reserves associated with a portion of the $12.0 billion reduction of gross par outstanding that matured or was contractually terminated during the nine months ended September 30, 2014. MBIA Corp. is required to seek the Superintendent’s approval to make payments of accrued interest and principal when scheduled on the Surplus Notes. There is no assurance the Superintendent will approve Surplus Note Payments. Notwithstanding the sufficiency of MBIA Corp.’s Eligible Surplus available for the payment of Surplus Note Payments, the NYSDFS may deny approval of any Surplus Note Payments if the Superintendent concludes that MBIA Corp.’s financial condition does not warrant such approval.

The NYSDFS has not approved MBIA Corp.’s requests to make interest payments on the Surplus Notes since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Corp.’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of October 15, 2014, the scheduled interest payment date, there was $259 million of accrued and unpaid interest on the Surplus Notes. The accrued and unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Corp. obtains approval to pay some or all of such accrued and unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

MBIA Corp.’s CPR and components thereto, as of September 30, 2014 and December 31, 2013 are presented in the following table:

	As of September 30,	As of December 31,
In millions	2014	2013
Policyholders’ surplus	$546	$403
Contingency reserves	316	422

Statutory capital	862	825

Unearned premium reserve	458	535
Present value of installment premiums (1)	724	850

Premium resources (2)	1,182	1,385

Net loss and LAE reserves (1)	(242)	103
Salvage reserves (3)	1,006	1,148

Gross loss and LAE reserve	764	1,251

Total claims-paying resources	$2,808	$3,461

(1) -	Calculated using a discount rate of 5.09% as of September 30, 2014 and December 31, 2013.

(2) -	Includes financial guarantee and insured credit derivative related premiums.

(3) -	This amount primarily consists of expected recoveries related to the Company’s excess spread.

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

We expect that for the foreseeable future National will be the predominant source of dividends and tax sharing agreement payments. There can be no assurance as to the amount and timing of any such dividends or payments under the tax sharing agreements. Subsequent to September 30, 2014, National declared and paid a dividend of $220 million to its ultimate parent, MBIA Inc. Refer to the “Capital Resources – Insurance Statutory Capital” section for additional information on payments of dividends. We do not expect that liquidity stress at MBIA Corp. would have any direct impact on MBIA Inc. given that we do not expect MBIA Inc. to receive distributions from MBIA Corp. for the foreseeable future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

During the nine months ended September 30, 2014, MBIA Inc. received $220 million under the MBIA group tax sharing agreement and related escrow agreement. Included in this amount was $160 million that represents National’s liability under the tax sharing agreement for the 2011 tax year, and was released from escrow pursuant to the terms of the tax sharing agreement following the expiration of National’s two-year net operating loss carry-back period under U.S. tax rules. During the nine months ended September 30, 2014, National paid to MBIA Inc. estimated 2014 taxes of $51 million. As of September 30, 2014, $398 million remained in escrow for the 2012 through the 2014 tax years. We expect to release up to $228 million of this escrow related to the 2012 tax year in 2015 which will further increase MBIA Inc.’s liquidity position. There can be no assurance that payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc.

MBIA Inc.’s corporate debt, investment agreements, derivatives and loans from GFL, and the GFL MTNs may be accelerated by the holders of such instruments upon the occurrence of certain events, such as a breach of covenant or representation or certain instances of bankruptcy or insolvency. In the event of any acceleration of our obligations, including under our corporate debt, investment agreements, GFL MTNs, or derivatives, we likely would have insufficient resources to pay amounts due. Refer to “Liquidity – MBIA Inc. Liquidity” in Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for information on these acceleration events.

MBIA Inc. has a net debt, which comprised long-term debt, GFL loans that support the GFL MTNs, investment agreements and derivative liabilities net of cash and investments at amortized cost (excluding investments in subsidiaries) and a tax receivable from subsidiaries, of $1.0 billion as of September 30, 2014. The Company expects that MBIA Inc. will generate sufficient cash to satisfy its net debt and its general corporate needs over time from distributions from its operating subsidiaries, although there can be no assurance that these distributions will generate sufficient cash to satisfy its net debt.

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

Because some of MBIA Inc.’s assets are pledged against the obligations described above, the widening of credit spreads would have an adverse impact on the market value of these pledged assets and increase collateralization requirements for the portfolio. The following table presents the estimated pre-tax change in the aggregate fair value of MBIA Inc.’s pledged assets as of September 30, 2014 from instantaneous shifts in credit spread curves. This table assumes that all credit spreads move by the same amount; however, it is more likely that the actual changes in credit spreads will vary by investment sector and individual security. The table presents hypothetical increases and decreases in credit spreads of 50 and 200 basis points. Because downward movements of these amounts in some cases would result in negative spreads, a floor of zero was assumed for minimum spreads.

	Change in Credit Spreads (MBIA Inc.)
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$89	$32	$(30)	$(106)

As of September 30, 2014, the liquidity position of MBIA Inc., which consists of the liquidity positions of its corporate and asset/liability products activities, was $348 million and comprised cash and liquid assets of $297 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $51 million not pledged directly as collateral for its asset/liability products activities. As of December 31, 2013, MBIA Inc. had $359 million of cash and liquid assets comprising $307 million available for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, and $52 million not pledged directly as collateral for its asset/liability products activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

MBIA Corp. Liquidity

Liquidity available in the structured finance and international insurance segment is affected by:

•	the payment of claims on insured exposures;

•	the persistence of installment premiums;

•	our ability to collect on recoveries associated with loss payments;

•	payments made to commute insured exposures;

•	the repayment of surplus notes;

•	operating expenses;

•	investment results; or

•	the impairment or a significant decline in the fair value of invested assets.

We may also experience liquidity constraints as a result of NYIL requirements that we maintain specified, high quality assets to back our reserves and surplus.

MBIA Corp. has recorded expected excess spread recoveries of $676 million as of September 30, 2014, associated with insured second-lien RMBS issues, including recoveries related to consolidated VIEs. MBIA Corp. has also recorded expected recoveries related to its claims against Credit Suisse related to ineligible loans included in an MBIA Corp. insured RMBS transaction. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. During the nine months ended September 30, 2014, MBIA Corp. collected $89 million related to insured second-lien RMBS issues comprising $71 million of excess spread and $18 million of mortgage insurance. Mortgage insurance is received periodically from the servicers. During the nine months ended September 30, 2014, recoveries on second-lien RMBS issues exceeded paid claims and LAE.

Liquidity needs within MBIA Corp. are primarily a result of the following:

•	loss payments on insured transactions;

•	operating expenses; and

•

principal and interest related to its surplus notes, to the extent approved by the NYSDFS. Refer to “Capital Resources – Insurance Statutory Capital” for a discussion on the denied requests from the NYSDFS to pay interest on its surplus notes.

Loss payment requirements for the structured finance and international financial guarantee contracts fall into four categories:

•	timely interest and ultimate principal;

•	scheduled interest and principal;

•	ultimate principal only at final maturity; and

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

As of September 30, 2014, MBIA Corp. held cash and AFS investments of $1.2 billion, of which $420 million comprised cash and highly liquid assets that were immediately available to MBIA Corp. Included in the $1.2 billion was $790 million of cash and AFS investments held by MBIA Corp.’s subsidiaries. As of December 31, 2013, MBIA Corp. held cash and AFS investments of $1.6 billion, of which $827 million comprised cash and highly liquid assets that were immediately available to MBIA Corp. Included in the $1.6 billion was $693 million of cash and AFS investments held by MBIA Corp.’s subsidiaries.

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

National maintains the Asset Swap with MBIA Inc. which was amended in 2009 to replace MBIA Corp. with National. The Asset Swap provides MBIA Inc. with eligible assets to pledge under investment agreements and derivative contracts in the asset/liability products business. As of September 30, 2014, the notional amount used under each of these agreements was $475 million and the fair value of collateral pledged by National and MBIA Inc. under these agreements was $492 million and $506 million, respectively. The net average interest rate on these transactions was 0.24% and 0.23% for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, National held cash and short-term investments of $651 million, of which $572 million was highly liquid and comprised highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds. As of December 31, 2013, National held cash and short-term investments of $665 million, of which $627 million was highly liquid and comprised commercial paper, money market funds, and highly rated municipal, U.S. agency and corporate bonds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
In millions	2014	2013	Percent Change
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(350)	$1,033	-134%
Investing activities	457	297	54%
Financing activities	(754)	(1,224)	-38%
Effect of exchange rate changes on cash and cash equivalents	(5)	7	n/m
Cash and cash equivalents - beginning of period	1,258	990	27%

Cash and cash equivalents - end of period	$606	$1,103	-45%

n/m - Percent change not meaningful.

Operating activities

Net cash used by operating activities increased for the nine months ended September 30, 2014 compared with the same period of 2013 primarily due to a decrease in proceeds from recoveries and reinsurance of $1.7 billion partially offset by a decrease in financial guarantee losses and loss adjustment expenses paid of $201 million.

Investing activities

Net cash provided by investing activities increased for the nine months ended September 30, 2014 compared with the same period of 2013 primarily due to net increases in cash due to the consolidation of a VIE of $221 million and in proceeds from net sales and redemptions of investments of $94 million, partially offset by an increase in the net activity of loans at fair value of $235 million.

Financing activities

Net cash used by financing activities decreased for the nine months ended September 30, 2014 compared with the same period of 2013 primarily due to a decrease in principal paydowns of debt related to financial guarantee VIEs and investment agreements of $631 million, partially offset by an increase in principal paydowns of MTNs of $89 million and a decrease in proceeds from secured loans of $50 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Investments

The following discussion of investments, including references to consolidated investments, excludes investments reported under “Assets of consolidated variable interest entities” on our consolidated balance sheets. Investments of VIEs support the repayment of VIE obligations and are not available to settle obligations of MBIA. Our AFS investments comprise high-quality fixed-income securities and short-term investments. The following table presents our investment portfolio as of September 30, 2014 and December 31, 2013:

	As of September 30,	As of December 31,
In millions	2014	2013	Percent Change
Available-for-sale investments:
U.S. public finance insurance
Amortized cost	$4,441	$4,640	-4%
Unrealized net gain (loss)	(47)	(105)	-55%

Fair value	4,394	4,535	-3%

Structured finance and international insurance
Amortized cost	1,039	686	51%
Unrealized net gain (loss)	16	10	60%

Fair value	1,055	696	52%

Corporate
Amortized cost	491	577	-15%
Unrealized net gain (loss)	(32)	(56)	-43%

Fair value	459	521	-12%

Advisory services
Amortized cost	2	2	-%
Unrealized net gain (loss)	-	-	-%

Fair value	2	2	-%

Wind-down operations
Amortized cost	775	783	-1%
Unrealized net gain (loss)	63	19	n/m

Fair value	838	802	4%

Total available-for-sale investments:
Amortized cost	6,748	6,688	1%
Unrealized net gain (loss)	-	(132)	-100%

Total available-for-sale investments at fair value	6,748	6,556	3%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

	As of September 30,	As of December 31,
In millions	2014	2013	Percent Change
Investments carried at fair value:
U.S. public finance insurance
Amortized cost	138	136	1%
Unrealized net gain (loss)	(1)	(7)	-86%

Fair value	137	129	6%

Structured finance and international insurance
Amortized cost	47	27	74%
Unrealized net gain (loss)	5	2	150%

Fair value	52	29	79%

Corporate
Amortized cost	91	112	-19%
Unrealized net gain (loss)	-	(1)	-100%

Fair value	91	111	-18%

Advisory services
Amortized cost	5	5	-%
Unrealized net gain (loss)	1	-	n/m

Fair value	6	5	20%

Total investments carried at fair value:
Amortized cost	281	280	-%
Unrealized net gain (loss)	5	(6)	n/m

Total investments carried at fair value	286	274	4%

Other investments at amortized cost:
U.S. public finance insurance operations segment	4	4	- %
Structured finance and international insurance	-	1	-100%

Total other investments at amortized cost	4	5	-20%

Consolidated investments at carrying value	$7,038	$6,835	3%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, based on ratings from Moody’s as of September 30, 2014 is presented in the following table. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance Insurance		Structured Finance and International		Advisory Services		Corporate		Wind-down Operations		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Available-for-sale:
Aaa	$1,822	46%	$173	32%	$1	50%	$-	0%	$191	25%	$2,187	41%
Aa	1,300	33%	253	47%	-	0%	-	0%	121	16%	1,674	31%
A	687	17%	83	16%	-	0%	-	0%	355	46%	1,125	21%
Baa	128	2%	12	2%	1	50%	-	0%	89	11%	230	4%
Below investment grade	25	1%	17	3%	-	0%	86	77%	-	0%	128	2%
Not rated	32	1%	-	0%	-	0%	26	23%	15	2%	73	1%

Total	$3,994	100%	$538	100%	$2	100%	$112	100%	$771	100%	$5,417	100%
Short-term investments	392		516		-		347		63		1,318
Investments carried at fair value	137		52		6		91		-		286
Other investments	12		1		-		-		4		17

Consolidated investments at carrying value	$4,535		$1,107		$8		$550		$838		$7,038

As of September 30, 2014, the weighted average credit quality of the Company’s AFS investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance Insurance	Structured Finance and International Insurance	Advisory Services	Corporate	Wind-down Operations
Weighted average credit quality ratings	Aa	Aa	Aa	Below investment grade	A

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by MBIA Corp. and National (“Company-Insured Investments”). As of September 30, 2014, Insured Investments at fair value represented $527 million or 7% of consolidated investments, of which $334 million or 5% of consolidated investments were Company-Insured Investments.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

The underlying ratings of the Company-Insured Investments as of September 30, 2014 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions
Underlying Ratings Scale	U.S. Public Finance Insurance	Corporate	Wind-down Operations	Total
National:
Aa	$-	$-	$24	$24
A	21	-	154	175

Total National	$21	$-	$178	$199

MBIA Corp.:
Aa	$-	$-	$57	$57
Below investment grade	-	78	-	78

Total MBIA Corp.	$-	$78	$57	$135

Total Company-Insured Investments	$21	$78	$235	$334

Without giving effect to the MBIA guarantee of the Company-Insured Investments in the consolidated investment portfolio, as of September 30, 2014, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range and the weighted average rating of only the Insured Investments in the investment portfolio was in the A range. The weighted average rating of only the Company-Insured Investments was in the Baa range, and investments rated below investment grade in the Company-Insured Investments were 2% of the total consolidated investment portfolio.

Impaired Investments

As of September 30, 2014 and December 31, 2013, we held impaired AFS investments (investments for which fair value was less than amortized cost) with a fair value of $2.4 billion and $3.5 billion, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Debt Obligations

Principal payments due under our debt obligations for the three months ending December 31, 2014 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. The repayment of principal on our surplus notes is reflected in 2018, which is the next call date. Principal payments under investment agreements are based on expected withdrawal dates. All other principal payments are based on contractual maturity dates. Foreign currency denominated liabilities are presented in U.S. dollars using applicable exchange rates as of September 30, 2014, and liabilities issued at a discount reflect principal amounts due at maturity.

	As of September 30, 2014
In millions	Three Months Ending December 31, 2014	2015	2016	2017	2018	Thereafter	Total
Structured finance and international insurance segment:
Variable interest entity notes	$128	$453	$329	$356	$340	$3,567	$5,173
Surplus notes	-	-	-	-	940	-	940
Corporate segment:
Long-term debt	-	-	-	-	-	583	583
Asset/liability products segment:
Investment agreements	91	42	42	56	18	480	729
Medium-term notes	-	103	123	53	59	1,242	1,580

Total	$219	$598	$494	$465	$1,357	$5,872	$9,005

Other Commitments

Headquarters Lease Agreement

In September of 2014, we moved our headquarters to Purchase, New York, for which we had previously entered into a lease agreement. The initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. The total future minimum lease payments over the initial lease term are $42 million inclusive of the annual rent escalation amounts and free rent period. Refer to “Note 13: Commitments and Contingencies” in the Notes to the Consolidated Financial Statements for further information about this lease commitment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposures relate to changes in interest rates, foreign exchange rates and credit spreads that affect the fair value of its financial instruments, namely investment securities, investment agreement liabilities, MTNs, debentures and certain derivative transactions. The Company’s investment portfolio holdings are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. government bonds, MBS, collateralized mortgage obligations, corporate bonds and ABS. In periods of rising and/or volatile interest rates, foreign exchange rates and credit spreads, profitability could be adversely affected should the Company have to liquidate these securities.

MBIA minimizes its exposure to interest rate risk, foreign exchange risk and credit spread movement through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities. In addition, the Company enters into various swap agreements that hedge the risk of loss due to interest rate and foreign currency volatility.

Interest Rate Sensitivity

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2014 from instantaneous shifts in interest rates:

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$284	$217	$118	$(128)	$(251)	$(367)

Foreign Exchange Sensitivity

Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2014 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(8)	$(4)	$4	$8

Credit Spread Sensitivity

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2014 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. National’s investment portfolio would generally be expected to experience lower credit spread volatility than the investment portfolio of the asset/liability products segment because of higher credit quality and portfolio composition in sectors that have been less volatile historically. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio.

	Change in Credit Spreads
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$13	$74	$(76)	$(312)

Credit Derivatives Sensitivity

MBIA Corp. issued insurance policies insuring payments due on structured credit derivative contracts which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, ABS, RMBS and CMBS. These transactions were usually underwritten at or above a triple-A credit rating level. As of September 30, 2014, approximately 61% of the tranches insured by the Company were rated triple-A.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

In the first nine months of 2014, MBIA Corp. has observed a widening of its own credit spreads. As changes in fair value can be caused by factors unrelated to the performance of MBIA Corp.’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposures, the application of fair value accounting will cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

The following tables reflect sensitivities to changes in credit spreads, credit rating, recovery rates and MBIA Corp.’s upfront credit spreads. Each table stands on its own and should be read independently of each other. Refer to “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and disclosures required by GAAP.

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s credit derivatives portfolio of instantaneous shifts in credit spreads as of September 30, 2014. In scenarios where credit spreads decreased, a floor of zero was used.

	Change in Credit Spreads
	(Structured Finance and International Insurance)
In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$70	$30	$7	$-	$(8)	$(31)	$(97)
Estimated net fair value	$(214)	$(254)	$(277)	$(284)	$(292)	$(315)	$(381)

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

The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio by projecting a hypothetical change in the credit ratings as of September 30, 2014. A notch represents a one step movement up or down in the credit rating.

	Change in Credit Ratings
	(Structured Finance and International Insurance)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$74	$34	$-	$(72)	$(96)
Estimated net fair value	$(210)	$(250)	$(284)	$(356)	$(380)

Recovery rates on defaulted collateral are an input into MBIA Corp.’s valuation model. Sensitivity to changes in the recovery rate assumptions used by MBIA Corp. can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio based on a change in the recovery rate assumptions as of September 30, 2014.

	Change in Recovery Rates
	(Structured Finance and International Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$35	$26	$-	$(33)	$(61)
Estimated net fair value	$(249)	$(258)	$(284)	$(317)	$(345)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Accounting principles for fair value measurements require MBIA Corp. to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in MBIA Corp.’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivative portfolio. The actual upfront spread used in the valuation as of September 30, 2014 ranged from 3.25% to 16.75% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Corp.‘s Upfront Credit Spread
	(Structured Finance and International Insurance)
	Increase by 15	Increase by 7		Decrease to 0
In millions	Percentage Points	Percentage Points	No Change	Percentage Points
Estimated pre-tax net gains (losses)	$51	$24	$-	$(33)
Estimated net fair value	$(233)	$(260)	$(284)	$(317)

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

While several factors influence the value of the Company’s warrants, including stock price, stock volatility, interest rates and dividends, changes in the value of the Company’s warrants during the first nine months of 2014 were primarily driven by changes in the Company’s stock price. The following table presents the estimated pre-tax change in fair value and the estimated aggregate fair value of the Company’s warrants assuming hypothetical stock price changes as of September 30, 2014.

	Change in Stock Price
In millions	25% Increase	10% Increase	No Change	10% Decrease	25% Decrease
Estimated pre-tax net gains (losses)	$(19)	$(7)	$-	$7	$14
Estimated net fair value	$(43)	$(31)	$(24)	$(17)	$(10)

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

Insured Portfolio Loss Related Risk Factors

Some of the state, local and territorial governments and finance authorities that issue public finance obligations we insure are experiencing unprecedented fiscal stress that could result in increased credit losses or impairments on those obligations

We have historically experienced low levels of defaults in our United States (“U.S.”) public finance insured portfolio, including during the financial crisis that began in mid-2007. Although the financial condition of many state, local and territorial governments and finance authorities that issue the obligations we insure has improved since the financial crisis, some issuers continue to report unprecedented fiscal stress that has required them to significantly raise taxes or cut spending in order to satisfy their obligations. In particular, certain jurisdictions have significantly underfunded pension liabilities which are placing additional stress on their finances and are particularly challenging to restructure either through negotiation or under Chapter 9 of the United States Bankruptcy Code. If the issuers of the obligations in our public finance portfolio are unable to raise taxes, cut spending, or receive state or federal assistance, we may experience losses or impairments on those obligations, which could materially and adversely affect our business, financial condition and results of operations. This severe financial stress could result in more Chapter 9 proceedings in states where municipal issuers are permitted to seek bankruptcy protection. In these proceedings, which remain rare, the resolution of bondholder claims (and by extension those of bond insurers) remains uncertain and subject to further litigation in several pending cases.

For example, the City of Detroit originally filed a plan of adjustment proposing to treat unlimited tax general obligation (“UTGO”) bonds, including National insured bonds, as unsecured debt with no right to the specific voter-approved revenues that back the bonds. Bond insurers including National litigated this treatment, arguing that bonds backed by property tax revenues issued for specific civic projects are secured by those revenues. Further, in the case of UTGO bonds, bondholders have noted that their issuance requires the affirmative vote of residents who thereby consent to be taxed on an unlimited basis to repay such debt. The bond insurers and the City of Detroit settled their litigation over this issue, and the City’s original proposal for treatment of UTGO bonds has been materially modified in favor of the bond insurers in subsequent versions of the plan of adjustment; however, we can not be certain that similar challenges to UTGO security will not be made by other distressed municipalities in the future, or that National would ultimately be successful in defeating those challenges.

Similarly, the Commonwealth of Puerto Rico and certain of its instrumentalities and public corporations, to which National has approximately $4.5 billion of insured gross par outstanding, are experiencing financial distress. Although Puerto Rico has not yet missed any bond payments, there can be no assurance that it will not. Additionally, a significant portion of National’s exposure to Puerto Rico is to Puerto Rico’s public corporations, such as the Puerto Rico Electric Power Authority. In June of 2014, the Governor of Puerto Rico signed into law the Puerto Rico Public Corporations Debt Enforcement and Recovery Act which established a framework which, by its terms, allows certain of its public corporations to restructure their debts. While the constitutionally of this law has been challenged in federal lawsuits by multiple parties, there can be no assurance that the challenges to this law will be successful. In addition, consideration is being given in Congress to amend the U.S. Bankruptcy code to allow Puerto Rico’s public corporations to file for bankruptcy under Chapter 9 of the Bankruptcy Code. In the event that Puerto Rico, its instrumentalities or its public corporations default on or restructure their National insured debt, National could be required to make scheduled payments of principal and interest on those obligations to the extent of any such defaults or restructured amounts, which amounts could be material.

Item 1A.	Risk Factors (continued)

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

With respect to RMBS transactions, MBIA Corp. continues to be exposed to risk of losses as a result of poor performance of ineligible loans included in its insured second-lien RMBS transactions, including transactions where it has reached settlements with the sellers/servicers but continues to insure the transactions. Losses in these transactions and in other transactions due to the inclusion of ineligible loans could continue. MBIA Corp. has also recorded significant loss reserves on its first-lien RMBS and ABS CDO exposures, and there can be no assurance that these reserves will be sufficient, in particular if the housing market stalls, or mortgage servicers face performance issues.

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

MBIA Corp. has also recorded significant recoveries related to its second-lien RMBS losses, and there can be no assurance as to the timing or amount of collections. As of September 30, 2014, we recorded estimated recoveries of $535 million for the reimbursement of past and future expected claims through excess spread in our insured second-lien RMBS transactions. Of this amount, $529 million is included in “Insurance loss recoverable” and $6 million is included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. Excess spread is generated by performing loans within insured second-lien RMBS securitizations. It is the difference between interest inflows on mortgage loan collateral and interest outflows on insured beneficial interests. The amount of excess spread depends on the future loss trends (which include future delinquency trends, average time it takes to charge-off delinquent loans, and the availability of pool mortgage insurance), the future trends in PRIME and LIBOR interest rates and borrower refinancing behavior, which results in voluntary prepayments. Minor deviations in loss trends and voluntary prepayments can have significant effect on excess spread. In addition, some of the second-lien RMBS are backed by HELOCs originated between 2004 and 2006. Some of these HELOCs complete their 10 year interest-only period between 2014 and 2016, at which time borrowers will be subject to increased monthly payments, possibly leading to increased voluntary prepayments or defaults.

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

General Risk Factors

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

Item 1A.	Risk Factors (continued)

Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to clients or transaction counterparties. In particular, we recently discovered that information related to a specific group of clients at one of our subsidiaries appears to have been inappropriately accessed via the Internet. We are still investigating this incident, although thus far we have seen no evidence of suspicious or improper transactions. While we do not believe that this event will have a material adverse affect on our business as described below, there can be no assurance that this event will not adversely affect our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents repurchases made by the Company in each month during the third quarter of 2014:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions) (2)
July	1,245,138	$11.03	1,244,665	$-
August	468	9.96	-	-
September	3,671	9.90	-	-

	1,249,277	$11.03	1,244,665	$-

(1) -	Includes 4,612 shares purchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.

(2) -	On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. In July of 2014, the remaining $14 million available for future repurchases was used to repurchase 1,244,665 common shares of MBIA Inc. at an average share price of $11.03.

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

The description of the activities below has been provided to the Company by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially own more than 10% of MBIA Inc.’s outstanding common stock and/or are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Endurance International Group (“EIG”) and Santander Asset Management Investment Holdings Limited (“SAMIH”). EIG and SAMIH may therefore be deemed to be under common “control” with MBIA Inc.; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by EIG and SAMIH and its non-U.S. affiliates that may be deemed to be under common “control” with MBIA Inc. The disclosure does not relate to any activities conducted by the Company or by WP and does not involve our or WP’s management. Neither the Company nor WP has had any involvement in or control over the disclosed activities of SAMIH, and neither the Company nor WP has independently verified or participated in the preparation of the disclosure. Neither the Company nor WP is representing to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

Item 5.	Other Information (continued)

As to EIG:

The Company understands that EIG’s affiliates intend to disclose in their next annual or quarterly SEC report that on or around September 26, 2014, during a routine compliance scan of new and existing subscriber accounts, EIG or its affiliates discovered that Seyed Mahmoud Mohaddes (“Mohaddes”) was named as the account contact for a subscriber account (the “Subscriber Account”). Previously, on July 2, 2013, before Mohaddes had been designated as a Specially Designated National (“SDN”), the billing information for the Subscriber Account was updated to include Mohaddes. On September 16, 2013, the Office of Foreign Assets Control (“OFAC”) designated Mohaddes as a SDN, pursuant to 31 C.F.R. Part 560.304. EIG discovered Mohaddes when its routine compliance scan identified an attempt on or around September 26, 2014 to add Mohaddes, an SDN, as the account contact to the Subscriber Account. EIG blocked the Subscriber Account that day and reported the domain name registered to the Subscriber Account to OFAC as potentially the property of a SDN, subject to blocking pursuant to Executive Order 13599. Since September 16, 2013, when Mohaddes was added to the SDN list, charges in the total amount of $120.35 were made to the Subscriber Account for web hosting and domain privacy services. EIG ceased billing for the Subscriber Account. To date, EIG has not received any correspondence from OFAC regarding this matter.

On July 10, 2014, OFAC designated each of Stars Group Holding (“Stars”), and Teleserve Plus SAL (“Teleserve”), as SDNs under Executive Order 13224, and their property became subject to blocking pursuant to the Global Terrorism Sanctions Regulations, 31 C.F.R. Part 594. On July 15, 2014, as part of EIG’s compliance review processes, they discovered that the domain names associated with each of Stars and Teleserve (the “Stars/Teleserve Domain Names”) were registered through EIG’s platform. EIG immediately took steps to suspend and lock the Stars/Teleserve Domain Names to prevent them from being transferred or resolving to a website, and they promptly reported the Domain Names as potentially blocked property to OFAC. EIG did not generate any revenue from the Stars/Teleserve Domain Names since they were added to the SDN list on July 10, 2014. To date, EIG has not received any correspondence from OFAC regarding the matter.

On July 15, 2014 during a compliance scan of all domain names on one of its platforms, EIG identified the domain name Kahanetzadak.com (the “Domain Name”), which was listed as an AKA of the entity Kahane Chai which operates as the American Friends of the United Yeshiva and was designated as a SDN on November 2, 2001 pursuant to Executive Order 13224. Since the Domain Name was transferred into one of EIG’s reseller’s customer’s account, there was no direct financial transaction between EIG and the registered owner of the Domain Name. The Domain name was suspended upon discovering it on their platform, and EIG will be reporting the Domain Name to OFAC as potentially the property of a SDN.

As to SAMIH:

The Company understands that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that an Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD sanctions program”), holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen for the nine months ended September 30, 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. In the nine months ended September 30, 2014, the total revenue for the Santander Group in connection with the investment accounts was £65 and net profits were negligible relative to the overall profits of Banco Santander, S.A.

In addition, during the third quarter 2014, Santander UK identified two additional customers: a UK national designated by the U.S. under the NPWMD sanctions program who holds a business account, where no transactions have taken place. Such account is in the process of being closed. No revenue or profit has been generated. A second UK national designated by the U.S. for reasons of terrorism held a personal current account and a personal credit card account in the third quarter 2014, both of which have now been closed. Although transactions have taken place on the current account during the reportable period, revenue and profits generated were negligible. No transactions have taken place on the credit card.

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

September 30, 2014, formatted in XBRL.

+ Filed Herewith

* Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: November 5, 2014	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: November 5, 2014	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)