Form 10-K
period 2014-12-31
MBIA INC
filed 2015-03-02
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2014 was $1,563,112,068.

As of February 26, 2015, 185,663,370 shares of Common Stock, par value $1 per share, were outstanding.

Documents incorporated by reference:

Portions of the Definitive Proxy Statement of the Registrant for its 2014 Annual Meeting, which will be filed on or before March 31, 2015, are incorporated by reference into Part III of this Form 10-K.

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

The following are some of the factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

•	increased credit losses or impairments on public finance obligations we insure issued by state, local and territorial governments and finance authorities that are experiencing fiscal stress;

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

Part I

Item 1. Business

As used in this Annual Report on Form 10-K, (i) “MBIA,” the “Company,” “we,” “our” and “us” refer to MBIA Inc., a Connecticut corporation incorporated in 1986 and (ii) unless otherwise indicated or the context otherwise requires, references to “MBIA Insurance Corporation” are to MBIA Insurance Corporation on a stand-alone basis and references to “MBIA Corp.” are to MBIA Insurance Corporation, together with its subsidiaries, MBIA UK Insurance Limited (“MBIA UK”) and MBIA Mexico S.A. de C.V. (“MBIA Mexico”).

OVERVIEW

MBIA’s primary business is to provide financial guarantee insurance to the United States’ public finance markets through our indirect, wholly-owned subsidiary, National Public Finance Guarantee Corporation (“National”).

National’s financial guarantee insurance policy provides investors with unconditional and irrevocable guarantees of the payment of the principal, interest or other amounts owing on insured obligations when due. The principal economic value of our financial guarantee insurance for capital markets issuers is to lower the interest cost of an insured obligation relative to the interest cost on the same obligation issued on an uninsured basis. In addition, for complex financings and for obligations of issuers that are not well-known by investors, insured obligations have historically received greater market acceptance than uninsured obligations. For investors, our insurance provides not only an additional level of credit protection but also the benefit of our portfolio monitoring and remediation skills throughout the life of the insurance policy.

National was established in February of 2009 when we restructured our business through several transactions (“Transformation”) and transferred the ownership of National (then known as “MBIA Insurance Corporation of Illinois”) from a subsidiary of MBIA Inc. to a newly established holding company, “National Public Finance Guarantee Holdings, Inc.,” another wholly-owned subsidiary of MBIA Inc.

We continue to manage the insured portfolio of MBIA Insurance Corporation and its subsidiaries which has been reduced substantially from $331.2 billion as of December 31, 2007 to $55.2 billion as of December 31, 2014. We do not expect MBIA Corp. or its subsidiaries to write any new policies in the foreseeable future in light of their current ratings. As of December 31, 2014, MBIA Corp. had statutory capital of $859 million, approximately $679 million of estimated present value loss payments on its insured credits and outstanding surplus notes with $953 million of outstanding principal and $282 million of accrued and unpaid interest. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources” in Part II, Item 7 of this Form 10-K for a further discussion of MBIA Corp.’s insurance statutory capital.

Given MBIA Corp.’s capital structure and business prospects, we do not expect the financial performance of MBIA Corp. to have a material impact on MBIA Inc., except for any impact it may have on the consolidated deferred tax asset relating to the Company’s net operating loss carryforwards. See “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K for a further discussion of income taxes. We estimate that MBIA Corp. has sufficient capital and liquidity to pay expected future policy claims, but do not expect MBIA Corp. to have sufficient capital to fully pay the outstanding principal and accrued interest on the surplus notes. Furthermore, any payments on the surplus notes would require the prior approval of the New York State Department of Financial Services (the “NYSDFS”). Accordingly, if the NYSDFS does not approve a payment of principal or interest on the surplus notes, then, under the terms of the surplus notes, any failure to make that payment of principal or interest on the surplus notes will not constitute a default under the notes.

MBIA Insurance Corporation owns MBIA UK and MBIA Mexico, the three companies that manage our legacy global structured finance and non-U.S. public finance financial guarantee insurance portfolios. MBIA UK is a financial guarantee insurance company located in the United Kingdom which wrote structured and public finance debt obligations in selected international markets, and MBIA Mexico is a financial guarantee insurance company located in Mexico which wrote a limited number of structured finance policies in Mexico.

We also own MBIA Services Corporation (“MBIA Services”), formerly, “Optinuity Alliance Resources Corporation,” a service company which provides support services such as surveillance, risk management, legal, accounting, treasury and information technology, among others, to our businesses on a fee-for-service basis.

MBIA completed the previously announced sale of its asset management advisory services business operated under Cutwater Holdings LLC, during the first quarter of 2015.

Item 1. Business (continued)

OUR BUSINESS STRATEGY

National Ratings and New Business Opportunities

National is the largest U.S. municipal-only bond insurer in the financial guarantee industry as measured by total gross insured par outstanding of $222.3 billion as of December 31, 2014. Our primary strategy is to insure new issue and secondary market municipal bonds while providing ongoing surveillance of National’s existing insured portfolio. National’s ability to write new business and to compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by the major rating agencies. As of December 31, 2014, National was rated AA+ with a stable outlook by Kroll Bond Rating Agency (“Kroll”), AA- with a stable outlook by Standard & Poor’s Financial Services LLC (“S&P”), and A3 with a negative outlook by Moody’s Investors Services, Inc. (“Moody’s”).

National seeks to generate shareholder value through appropriate risk adjusted pricing; however, current market conditions and the competitive landscape may limit National’s new business opportunities and its ability to price and underwrite risk with attractive returns. Financial guarantee insurance competes in nearly all instances with the issuer’s alternative of issuing uninsured bonds. If the interest savings from insurance are not greater than the cost of the insurance, the issuer will generally choose to issue bonds without insurance.

MBIA Inc. Capital Management

The stabilization of the liquidity position at the holding company allows the Company more strategic flexibility in deploying its capital.

As part of the overall strategy, the Company is seeking over the next several years to reduce financial leverage at MBIA Inc. by using cash flows it receives primarily from National to pay down MBIA Inc. debt and other liabilities. During the fourth quarters of 2014 and 2013, National declared and paid a dividend of $220 million and $214 million, respectively, to its ultimate parent, MBIA Inc. In addition, during 2014 and the first quarter of 2015, MBIA Inc. received $448 million in cash from an escrow account held by MBIA Inc. under the MBIA group’s tax sharing agreement as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—MBIA Inc. Liquidity”. In 2014 we retired $122 million of debt issued by MBIA Inc. or its subsidiary MBIA Global Funding, LLC (“GFL”) and redeemed $129 million of debt issued by MBIA Inc.’s subsidiary, Meridian Funding Company, LLC (“Meridian”). In addition, $44 million of debt issued by GFL and $110 million of investment agreements matured during 2014.

In the fourth quarter of 2014, the Company’s Board of Directors authorized the repurchase of up to $200 million of its outstanding shares, against which we repurchased 1,247,337 common shares of MBIA Inc. at an average share price of $9.44. Subsequent to December 31, 2014, we repurchased an additional 6,317,901 common shares of MBIA Inc. at an average share price of $8.70 per share. As of February 26, 2015, $133 million remained available to repurchase under this new program.

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

To date, MBIA has settled the majority of the Company’s claims related to the inclusion of ineligible mortgage loans in insured securitizations, only those against Credit Suisse remain. Since 2008, MBIA Corp. has commuted $94.8 billion of insured exposures, and its insured portfolio has decreased from $331.2 billion as of December 31, 2007 to $55.2 billion as of December 31, 2014. RMBS recoveries and commutation activity are described further under “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K.

Item 1. Business (continued)

Our expected liquidity and capital forecasts for MBIA Insurance Corporation and projected collections of the remaining put-back recoverable and excess spread (the difference between interest inflows on assets and interest outflows on liabilities in our insured RMBS transactions) reflect adequate resources to pay expected claims. However, there are risks to these forecasts, as recoveries from the projected collections of excess spread and the remaining put-back recoverable, and the amount and timing of potential claims from our remaining insured exposures, are potentially volatile. While we believe MBIA Insurance Corporation will have adequate resources to pay expected policy liabilities, if MBIA Corp. experiences higher than expected claim payments or is unable to collect expected recoveries, MBIA Corp. may ultimately have insufficient resources to continue to pay claims, which could cause the NYSDFS to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding. We do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any significant long-term liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK. Furthermore, as noted above, we do not expect MBIA Insurance Corporation to have sufficient resources to pay the aggregate amount of accrued and unpaid interest and the outstanding principal amount of the Surplus Notes, if the notes remain outstanding through their maturity in 2033. For a further discussion of MBIA Corp.’s insurance statutory capital see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources” in Part II, Item 7 of this Form 10-K.

OUR INSURANCE OPERATIONS

Our U.S. public finance insurance business is conducted through National, and our international and structured finance insurance portfolios are managed through MBIA Corp. We anticipate that for the foreseeable future virtually all of our new insurance business will be written through National in the U.S. public finance sector. We expect the credit ratings of MBIA Insurance Corporation and its subsidiaries will continue to constrain its ability to write new business in the foreseeable future.

We are compensated for our insurance policies by insurance premiums paid upfront or on an installment basis. Our financial guarantee insurance is offered in both the new issue and secondary markets. Transactions in the new issue market may be sold either through negotiated offerings or competitive bidding. We also issue insurance policies to guarantee the payment of principal and interest on municipal obligations being traded in the secondary market upon the request of a broker or an existing holder of uninsured bonds, where the premium is generally paid by the owner of the obligation. In addition, we have provided financial guarantees or sureties to debt service reserve funds. The primary risk in our insurance operations is that of adverse credit performance in the insured portfolio. We seek to maintain a diversified insured portfolio and have insured transactions with the aim of managing and diversifying risk based on a variety of criteria including revenue source, issue size, type of asset, industry concentrations, type of bond and geographic area. Despite this objective, there can be no assurance that we will avoid losses on multiple credits as a result of a single event or series of events.

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

Our payment obligations after a default vary by deal and by insurance type. Our public finance insurance generally insures scheduled interest and principal. Our structured finance policies generally insure (i) timely interest and ultimate principal; (ii) ultimate principal only at final maturity; or, (iii) payments upon settlement of individual collateral losses as they occur after any deductible or subordination has been exhausted. With respect to the insurance of credit default swap (“CDS”) contracts written in the international and structured finance insurance segment, in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS contracts, the CDS contracts may be subject to termination by the counterparty, triggering a claim for the fair value of the contract.

Item 1. Business (continued)

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

National’s portfolio is primarily comprised of (i) MBIA Corp.’s U.S. public finance financial guarantee policies ceded by MBIA Corp. to National pursuant to the Quota Share Reinsurance Agreement, effective January 1, 2009 (the “MBIA Corp. Reinsurance Agreement”), executed in connection with Transformation, and (ii) certain public finance financial guarantee policies of Financial Guaranty Insurance Company (“FGIC”) which were originally reinsured by MBIA Corp. pursuant to the FGIC Reinsurance Agreement, subsequently assigned to and reinsured by National in connection with Transformation, and ultimately novated to National pursuant to a novation agreement between National and FGIC effective August of 2013 (the “FGIC Novation Agreement”).

Portfolio Profile

As of December 31, 2014, National had $222.3 billion of insured gross par outstanding on U.S. public finance obligations covering 11,121 policies and diversified among 5,648 “credits,” which we define as any group of issues supported by the same revenue source. Insurance in force, which includes all insured debt service, as of December 31, 2014 was $361.6 billion.

All of the policies were underwritten on the assumption that the insurance will remain in force until maturity of the insured obligations. National estimates that the average life of its domestic public finance insurance policies in force as of December 31, 2014 was 10 years. The average life was determined by applying a weighted average calculation, using the remaining years to contractual maturity and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2014 was $21.5 billion.

Item 1. Business (continued)

The table below shows the diversification by type of U.S. public finance insurance that was outstanding as of December 31, 2014:

National U.S. Public Finance Gross Par Amount Outstanding by Bond Type as of December 31, 2014

In millions	Gross Par Amount
Bond Type
Public finance: United States
General fund obligation	$79,995
General fund obligation—Lease	18,935
Municipal utilities	39,245
Tax backed	30,294
Transportation	20,874
Health care	5,123
Higher education	12,790
Municipal housing	2,331
Military housing	7,776
Investor-owned utilities	3,653
Other	1,277

Total United States—public finance	$222,293

National’s underwriting guidelines limit the insurance in force for any one insured credit, and for other categories such as geography. In addition, National is subject to regulatory single-risk limits and its ratings are subject to rating agency single-risk limits with respect to any insured bond issue. See the “Insurance Regulation” section below for a description of these regulatory requirements. As of December 31, 2014, National’s gross par amount outstanding for its ten largest insured U.S. public finance credits totaled $14.6 billion, representing 6.6% of National’s total U.S. public finance gross par amount outstanding.

MBIA Corp. Insured Portfolio

MBIA Corp.’s insured portfolio consists of policies that insure various types of structured finance and international public finance obligations that were sold in the new issue and secondary markets. These obligations include bonds and loans used for the financing of projects or other entities located outside of the U.S.; obligations of sovereign-related and sub-sovereign issuers, such as regions, departments or their equivalent in each jurisdiction as well as sovereign owned entities that are generally supported by a sovereign state, region or department; and structured finance and asset-backed obligations, which are typically secured by undivided interests or collateralized by the related assets or, in the case of certain CDS transactions, reference the underlying assets. Certain policies include payments due under CDS and other derivatives, including termination payments that may become due in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS contracts. The inclusion of a large number of ineligible mortgage loans in MBIA Corp.-insured RMBS transactions has caused, and may continue to cause, material losses beyond any stress analyses undertaken at origination; and payments due under credit and other derivatives. At the current time we do not insure any direct sovereign debt.

As of December 31, 2014, MBIA Corp. had 590 policies outstanding in its insured portfolio. In addition, MBIA Corp. had 139 insurance policies outstanding relating to liabilities issued by MBIA Inc. and its subsidiaries, which are described further under the section “Other Financial Obligations” below. MBIA Corp.’s total policies are diversified among 379 “credits,” which we define as any group of issues supported by the same revenue source.

Portfolio Profile

As of December 31, 2014, the gross par amount outstanding of MBIA Corp.’s insured obligations ((excluding $1.7 billion of MBIA insured investment agreements and medium-term notes (“MTNs”)), and $146.4 billion of U.S. public finance debt ceded to National), was $55.2 billion. Insurance in force for the above portfolio, which includes all insured debt service, as of December 31, 2014 was $76.2 billion.

Item 1. Business (continued)

MBIA Corp. underwrote its policies on the assumption that the insurance would remain in force until maturity of the insured obligations. MBIA Corp. estimates that the average life of its international and structured finance insurance policies in force as of December 31, 2014 was 8.7 years. The average life was determined by applying a calculation using the remaining years to contractual maturity for international public finance obligations and estimated maturity for structured finance obligations and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2014 was $5.7 billion.

The table below shows the diversification by type of insurance that was outstanding as of December 31, 2014:

MBIA Corp. Gross Par Amount Outstanding for the International and Structured Finance

Portfolio by Bond Type as of December 31, 2014(1)

In millions	Gross Par Amount
Bond Type
Public finance: non-United States
Sovereign-related and sub-sovereign	$10,013
International utilities	8,215
Transportation	7,082
Local governments(2)	248
Tax backed	80

Total public finance—non-United States	25,638

Global structured finance:
Collateralized debt obligations(3)	13,848
Mortgage-backed residential	7,265
Mortgage-backed commercial	519
Consumer asset-backed	1,262
Corporate asset-backed(4)	6,656

Total global structured finance	29,550

Total	$55,188

(1)—Excludes $1.7 billion relating to investment agreements and MTNs issued by affiliates of the Company and are guaranteed by MBIA Corp.

(2)—Includes municipal-owned entities backed by the sponsoring local government.

(3)—Includes transactions (represented by structured pools of primarily investment grade corporate credit risks, CMBS or other CRE assets) that may not include typical CDO structuring characteristics, such as tranched credit risk, cash flow waterfalls, or interest and over-collateralization coverage tests.

(4)—Includes $3.4 billion of structured insurance securitizations.

MBIA Corp. is subject to regulatory single-risk limits. See the “Insurance Regulation” section below. As of December 31, 2014, MBIA Corp.’s gross par amount outstanding for its ten largest non-U.S. public finance credits insured totaled $12.3 billion, representing 22.2% of MBIA Corp.’s total international and structured finance gross par amount outstanding, and the gross par outstanding for its ten largest structured finance credits (without aggregating issues of common issuers), was $12.4 billion, representing 22.4% of the total.

Other MBIA Inc. Financial Obligations

Prior to 2008 MBIA Inc. and its subsidiaries raised funds for investment through the issuance of customized investment agreements by MBIA Inc. and one of its subsidiaries and the issuance of MTNs with varying maturities issued by our subsidiary, GFL. Each of these obligations is guaranteed by MBIA Corp. GFL lent the proceeds of its GFL MTN issuances to MBIA Inc. (“GFL Loans”). As a result of ratings downgrades of MBIA Corp. MBIA Inc. is required to post collateral for the remaining investment agreements. Since the ratings downgrades of MBIA Corp. that began in 2008, we have not issued MTN’s or investment agreements in connection with this activity. The investment agreements are currently fully collateralized with high quality assets. We believe the outstanding investment agreements and MTN’s and corresponding asset balances will continue to decline over time as the liabilities mature, terminate, or are repurchased by the Company.

Item 1. Business (continued)

Risk Management

Our largest risk is the credit exposure in our insured portfolio. MBIA’s credit risk management and remediation functions are comprised of different committees and units that oversee risks at transaction origination and in ongoing portfolio monitoring, surveillance and remediation. MBIA’s Insured Portfolio Management Division monitors and remediates structured finance and international infrastructure risks while National’s surveillance group performs this function with respect to U.S. public finance transactions. A Restructuring and Remediation Group is responsible for certain transactions that require intensive remediation. National, MBIA Corp. and MBIA UK each have a risk committee to review certain prescribed underwriting decisions. On an enterprise-wide basis, several executive committees provide risk oversight.

The Company’s Risk Oversight Committee (the “Risk Oversight Committee”) reviews transactions not otherwise reviewable by the subsidiary risk committees, firm-wide risk review, policies and decisions related to credit, market, operational, legal, financial and business risks; the Loss Reserve Committees review reserve activity; and the Investment Committees review specific transactions and portfolios.

The Board of Directors and its Committees oversee risks faced by the Company and its subsidiaries. The Board regularly evaluates and discusses risks associated with strategic initiatives. On an annual basis, the Board also evaluates and approves the Company’s risk tolerance guidelines. The purpose of the risk tolerance guidelines is to delineate the types and amounts of risks the Company is prepared to accept. This policy provides the basis upon which risk criteria and procedures are developed and applied consistently across the Company. The Board’s Audit Committee and its Finance and Risk Committee play an important role in overseeing different types of risks.

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

The Finance and Risk Committee oversees the Company’s credit risk governance framework, market risk, liquidity risk and other material financial risks. The Finance and Risk Committee oversees these risks by monitoring the Company’s: (i) proprietary investment portfolios, (ii) capital and liquidity, (iii) exposure to changes in the market value of assets and liabilities, (iv) credit exposures in the Insured Portfolios and (v) financial risk policies and procedures, including regulatory requirements and limits.

The Company’s Risk Oversight Committee has designated a Models Governance Team. Given the significance of models in the Company’s insurance underwriting, surveillance and financial reporting operations, corporate treasury operations, among other activities, the Company has established a Models Risk Governance Policy to enhance the reliability, maintainability and transparency of its models so that models risk can be mitigated on an enterprise-wide basis. The Models Governance Team is responsible for the Models Governance policy as well as other Models Governance related initiatives.

At each regular meeting of the Board, the Chairs of each of these committees report to the full Board regarding the meetings and activities of their respective committees.

Item 1. Business (continued)

Insurance, Monitoring and Remediation

We monitor and remediate our existing insured portfolios on an ongoing basis. Although our monitoring and remediation activities vary somewhat by sector and bond type, in all cases we focus on assessing event risk and possible losses under stress.

•	U.S. Public Finance: For U.S. public finance, our underwriting at origination and ongoing monitoring focuses on economic and political trends, issuer or project debt and financial management, construction and start up risk, adequacy of historical and anticipated cash flows under stress, satisfactory legal structure and bond security provisions, viable tax and economic bases, including consideration of tax limitations and unemployment trends, adequacy of stressed loss coverage and project feasibility, including satisfactory reports from consulting engineers, traffic advisors and others, if applicable. Depending on the transaction, specialized cash flow analyses may be conducted to understand loss sensitivity. In addition, specialized credit analysts consider the potential event risk of natural disasters or headline events on both single transactions and across a sector, as well as regulatory issues. U.S. public finance transactions are monitored by reviewing trustee, issuer and project financial and operating reports as well as reports provided by technical advisors and counsel. Projects may be periodically visited by National personnel.

•	International Public Finance: International public finance transactions are monitored and remediated in a manner relatively consistent with U.S. public finance transactions. In addition, credit analysts consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. Analysts also monitor local accounting and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. Furthermore, exposures are reviewed periodically; the frequency and scope of review is often increased when an exposure is downgraded. MBIA personnel may periodically visit projects or issuers to meet with management.

•	Structured Finance Transactions: For structured transactions, we focus on the historical and projected cash flows generated by the assets, the credit and operational strength of the originator, servicer, manager and/or operator of the assets, and the nature of the transaction’s structure (including the degree of protection from bankruptcy of the originator or servicer). We may use both probability modeling and cash flow sensitivity analysis (both at the transaction and asset specific levels) to test asset performance assumptions and performance covenants, triggers and remedies. In addition, the Insured Portfolio Management Division may use various quantitative tools and qualitative analyses to test for credit quality, correlation, liquidity and capital sensitivity within the insured portfolio.

Key to our ongoing monitoring is early detection of deterioration in either transaction credit quality or macroeconomic or market factors that could adversely impact an insured credit. If deterioration is detected, analysts generally evaluate possible remedial actions and, in the event of significant stress, we may involve a dedicated workout unit, the Restructuring and Remediation Group, to assess and monitor the credit and, if necessary, help develop and implement a remediation strategy. The nature of any remedial action is based on the type of insured issue and the nature and scope of the event giving rise to the remediation. In most cases, as part of any such remedial activity, we work with the issuer, trustee, legal counsel, financial advisors, servicer, other creditors, underwriters and/or other related parties to reduce chances of default and the potential severity of loss if a default should occur.

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

Item 1. Business (continued)

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

Operational Risk Assessment

The Operational Risk function assesses potential economic loss or reputational impact arising from processes and controls, systems, or staff actions and seeks to identify vulnerabilities to operational disruptions caused by external events. The Operational Risk framework is generally managed using a self-assessment process across our business units, with controls associated with the execution of key processes monitored through Internal Audit reviews. The Operational Risk function reports periodically to the Risk Oversight Committee and the Audit Committee of the Company’s Board of Directors. The Audit Committee reviews the Company’s operational risk profile, risk event activity and ongoing risk mitigation efforts.

Losses and Reserves

Loss and loss adjustment expense (“LAE”) reserves are established by Loss Reserve Committees in each of our major operating insurance companies (National, MBIA Corp. and MBIA UK) and are reviewed by our executive Loss Reserve Committee, which consists of members of senior management. The Company’s loss and LAE reserves as of December 31, 2014 represent case basis reserves and accruals for LAE incurred. Case basis reserves represent the Company’s estimate of expected losses to be paid under an insurance contract, net of potential recoveries and discounted using a current risk-free interest rate, when this amount exceeds unearned premium revenue on the related insurance contract. The Company estimates expected losses net of potential recoveries using the present value of probability-weighted estimated loss payments and recoveries, discounted at a rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract as required by accounting principles for financial guarantee contracts. We record case basis loss reserves on insured obligations which have defaulted or are expected to default.

For a further discussion of the methodology used by the Company for determining when a case basis reserve is established, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Loss and Loss Adjustment Expense Reserves” in Part II, Item 7 of this Form 10-K. Management believes that our reserves are adequate to cover the ultimate net cost of claims. However, because the reserves are based on management’s judgment and estimates, there can be no assurance that the ultimate liability will not exceed such estimates or that the timing of claims payments and the realization of recoveries will not create liquidity issues for the corresponding insurance company.

Item 1. Business (continued)

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

MBIA Insurance Corporation has entered into a reinsurance agreement with MBIA UK providing for MBIA Insurance Corporation’s reimbursement of the losses incurred by MBIA UK in excess of a specified threshold in each calendar year, subject to certain contract limitations, and a net worth maintenance agreement in which MBIA Insurance Corporation agrees to maintain a minimum capital and surplus position at MBIA UK at the greater of a specified amount or the amount required by U.K. regulations, subject to certain New York State regulatory requirements as well as certain contract restrictions. MBIA Insurance Corporation has also entered into a reinsurance agreement and net worth maintenance agreement with MBIA Mexico pursuant to which MBIA Insurance Corporation reinsures 100% of the business underwritten by MBIA Mexico and agrees to maintain the amount of capital in MBIA Mexico required by applicable law or regulation, subject to certain New York State regulatory requirements as well as certain contract restrictions.

Insurance Regulation

National and MBIA Insurance Corporation are incorporated and subject to primary insurance regulation and supervision by the State of New York. MBIA UK and MBIA Mexico are organized and subject to primary regulation and supervision in the U.K. and Mexico, respectively. MBIA UK is authorized by the Prudential Regulation Authority (“PRA”) and regulated by the Financial Conduct Authority (“FCA”) and the PRA in the U.K. The Company’s insurance subsidiaries are also licensed to issue financial guarantee policies in multiple jurisdictions as needed to conduct their business activities. During 2013, MBIA UK was placed in run-off and varied its scope of permissions such that it is no longer authorized to write new financial guarantee business. It also filed a related scheme of operations with the PRA and the FCA, which they have approved.

The extent of state and national insurance regulation and supervision varies by jurisdiction, but New York, the U.K., Mexico and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements, and business conduct which must be maintained by insurance companies, and if our insurance companies fail to meet such requirements our regulators may impose certain remedial actions on us. These laws prescribe permitted classes and concentrations of investments. In addition, some state laws and regulations require the approval or filing of policy forms and rates. MBIA Insurance Corporation and National each are required to file detailed annual financial statements with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. MBIA UK makes similar filings with the PRA and the FCA. The operations and accounts of the insurance companies are subject to examination by these regulatory agencies at regular intervals. In addition to being subject to the insurance laws in the jurisdictions in which we operate, as a condition to obtaining required insurance regulatory approvals to enter into certain transactions and take certain other corporate actions, including the release of excessive contingency reserves in MBIA Insurance Corporation described below under “Contingency Reserves” and entry into the asset swap between MBIA Inc. and National described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—MBIA Inc. Liquidity” in Part II, Item 7 of this Form 10-K, MBIA Inc. and its insurance subsidiaries have and may in the future agree to provide notice to the NYSDFS or other applicable regulators prior to entering into transactions or taking other corporate actions (such as paying dividends when applicable statutory tests are satisfied) that would not otherwise require regulatory approval.

Item 1. Business (continued)

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

National declared and paid a dividend of $220 million to its ultimate parent, MBIA Inc., in the fourth quarter of 2014 following notice to the NYSDFS. As a condition to the NYSDFS’ approval of the Asset Swap between MBIA Inc. and National, the NYSDFS requested that, until the notional amount of the Asset Swap has been reduced to 5% or less of National’s admitted assets, each of MBIA Inc., MBIA Corp. and National provide the NYSDFS with three months prior notice, or such shorter period as the NYSDFS may permit, of its intent to initiate cash dividends on shares of its common stock.

Due to its significant negative earned surplus, MBIA Corp. has not had the statutory capacity to pay dividends since December 31, 2009 and is not expected to have any statutory capacity to pay any dividends for the foreseeable future. In connection with MBIA Corp. obtaining approval from the NYSDFS to release excessive contingency reserves as of September 30, 2011, December 31, 2011 and March 31, 2012, MBIA Corp. agreed that it would not pay any dividends without prior approval from the NYSDFS.

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

Dividend limitations on MBIA UK

MBIA UK’s investment portfolio accounts for over 50% of MBIA Corp.’s investment portfolio as of December 31, 2014. MBIA UK is currently in run-off and would require prior approval from the PRA to pay dividends to MBIA Insurance Corporation. There is no certainty such approval will be given for the foreseeable future.

Item 1. Business (continued)

Contingency Reserves

As financial guarantee insurers, our domestic insurance companies are required by the laws and regulations of New York, California, Connecticut, Florida, Illinois, Iowa, Maryland, New Jersey and Wisconsin to maintain, as applicable, contingency reserves on their municipal bond, asset-backed securities (“ABS”) or other financial guarantee liabilities. Under New Jersey, Illinois and Wisconsin regulations, contributions by an insurance company to its contingency reserves are required to equal 50% of earned premiums on its municipal bond business. Under New York law, a financial guarantee insurance company is required to contribute to contingency reserves 50% of premiums as they are earned on policies written prior to July 1, 1989 (net of reinsurance), and, with respect to policies written on and after July 1, 1989, such an insurer must make contributions over a period of 15 or 20 years (based on issue type), or until the contingency reserve for such insured issues equals the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.6% to 2.5%, depending upon the type of obligation guaranteed (net of collateral, reinsurance, refunding, refinancings and certain insured securities). California, Connecticut, Florida, Iowa and Maryland laws impose a generally similar requirement, and in California the insurance commissioner can require an insurer to maintain additional reserves if the commissioner determines that the insurer’s reserves are inadequate. The contribution to, and maintenance of, the contingency reserve limit the amount of earned surplus that might otherwise be available for the payment of dividends. In each of these states, our domestic insurance companies may apply for release of portions of their contingency reserves in certain circumstances.

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

Currently, National is in compliance with the aggregate risk limits and has one single risk limit overage. In 2014 and 2013, MBIA Corp. reported single risk limit overages to the NYSDFS due to changes in its statutory capital. In addition, MBIA Corp. currently exceeds its aggregate risk limit as of December 31, 2013. MBIA Corp. notified the NYSDFS of the overages and submitted a plan to achieve compliance with the limits in accordance with the NYIL. If MBIA Corp. is not in compliance with its aggregate risk limits, the NYSDFS may prevent MBIA Corp. from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.

Holding Company Regulation

MBIA Inc., National and MBIA Corp. also are subject to regulation under the insurance holding company statutes of New York. The requirements of holding company statutes vary from jurisdiction to jurisdiction but generally require insurance companies that are part of an insurance holding company system to register and file certain reports describing, among other information, their capital structure, ownership and financial condition. The holding company statutes also generally require prior approval of changes in control, of certain dividends and other inter-corporate transfers of assets, and of certain transactions between insurance companies, their parents and affiliates. The holding company statutes impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and those transactions not in the ordinary course of business exceeding specified limits receive prior regulatory approval.

Item 1. Business (continued)

Change of Control

Prior approval by the NYSDFS is required for any entity seeking to acquire, directly or indirectly, “control” of National or MBIA Corp. In many states, including New York, “control” is presumed to exist if 10% or more of the voting securities of the insurer are owned or controlled, directly or indirectly, by an entity, although the insurance regulator may find that “control” in fact does or does not exist when an entity owns or controls either a lesser or greater amount of securities. The PRA also has a requirement for prior approval of changes to any controlling person of MBIA Inc., MBIA Insurance Corporation or MBIA UK. MBIA Corp. would require the prior approval of MBIA Mexico’s regulator in order to transfer the shares it currently holds in MBIA Mexico. To the Company’s knowledge, each MBIA Inc. shareholder who owns 10% or more of MBIA Inc.’s outstanding common stock as of December 31, 2014 has received appropriate approvals or determinations of non-control in connection with its investment.

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

Insured Credit Default Swaps

Certain of our insurance policies guarantee payments due under CDS and other derivatives. In July of 2010, the Dodd-Frank Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law for the purpose of enacting broad financial industry regulatory reform, including by enhancing regulation of the over-the-counter derivatives markets. Among other reforms, the Dodd-Frank Act requires “swap dealers” and “major swap participants” to register with either or both of the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (“SEC”), and to be subject to enhanced regulation, including capital requirements. MBIA Corp. registered with the CFTC as a major swap participant and on an ongoing basis is required to comply with the CFTC’s business conduct rules as applied to portfolios in place prior to the enactment of the Dodd-Frank Act. We expect MBIA Corp. will de-register as a major swap participant in 2015 as the notional amount and fair value of its CDS exposures have declined below the registration thresholds. The CFTC and SEC have promulgated rules to implement this enhanced regulatory framework, including final rules that require the Company to include its legacy insured derivatives in tests used to determine whether it is a major swap participant.

OUR ADVISORY SERVICES

Until January of 2015, we conducted our asset management advisory services business through two registered investment adviser subsidiaries of Cutwater Holdings, LLC (together, “Cutwater”), a wholly-owned subsidiary of MBIA Inc. The Company had $21.3 billion in institutional assets under management as of December 31, 2014, including $10.1 billion from the Company and its subsidiaries. Effective January 1, 2015, we completed the sale of Cutwater to the Bank of New York Mellon Corporation. This transaction had a positive but immaterial impact on the Company’s financial position and results of operations. In connection with the sale, the Company and its subsidiaries entered into investment management agreements for Cutwater to manage their respective fixed-income investment portfolios for the next five years.

Other Advisory Services

In 2014, we exited the advisory and asset management services business in the European Union.

Item 1. Business (continued)

OUR CONDUIT BUSINESS

In 2014, our conduit segment was operated primarily through Meridian. Meridian was used by banks and other financial institutions to raise funds through MTN issuances. The proceeds from these issuances were used to either make loans to customers that were secured by certain assets or to purchase assets from customers. During 2014, we retired Meridian’s remaining $129 million outstanding MTNs, and completed the liquidation of Meridian.

INVESTMENTS AND INVESTMENT POLICY

Investment objectives, policies and guidelines related to the Company’s businesses are generally subject to review and approval by the Finance and Risk Committee of the Board of Directors. Investment objectives, policies and guidelines related to investment activity on behalf of our insurance companies are also subject to review by the respective Investment Committee of their Boards of Directors or similar body.

Cutwater manages the proprietary investment portfolios of the Company and its subsidiaries in accordance with the guidelines adopted for each such portfolio. In connection with the sale of Cutwater, the Company and its subsidiaries entered into investment management agreements with Cutwater (the “Cutwater Agreements”). The Cutwater Agreements provide generally that Cutwater will have the exclusive right to manage the fixed-income investment portfolios of the company and its subsidiaries for a period of five years and guarantee certain minimum revenues thereunder. The Cutwater Agreements are subject to early termination under certain conditions including if certain performance objectives are not met.

To continue to optimize capital resources and provide for claims-paying capabilities, the investment objectives and policies of our insurance operations are tailored to reflect their various strategies and operating conditions. The investment objectives of MBIA Corp. are primarily to maintain adequate liquidity to meet claims-paying and other corporate needs and secondarily to maximize after-tax income within defined investment risk limits. The investment objectives of National set preservation of capital as the primary objective, subject to an appropriate degree of liquidity, and optimization of after-tax income and total return as secondary objectives. The investment objectives of the corporate segment are to provide sufficient liquidity to meet maturing liabilities and, in the case of the investment agreement business collateral posting obligations, while maximizing the net residual value of assets to liabilities in each program. The investment portfolio of each subsidiary is managed by Cutwater under separate investment services agreements.

COMPETITION

National competes with other monoline insurance companies, as well as other forms of credit enhancement, in writing financial guarantee business. We anticipate that for the foreseeable future virtually all of our new insurance business will be written through National in the U.S. public finance sector.

Our ability to attract and compete for U.S. public finance financial guarantee business is largely dependent on the financial strength ratings assigned to National by the major rating agencies. See “Rating Agencies” below for information on the Company’s current financial strength ratings.

There are currently two other bond insurers actively engaged in the U.S. public finance insurance market. We have observed significant competition for business between these financial guarantors, and as a result opportunities to write new business with attractive returns have been limited. In addition, National’s absence from the municipal market for several years and the need to rebuild National’s name recognition has also affected its ability to write new business. We expect the impact of this factor on National’s ability to attract new business to decline as National writes more new business. In addition, the percentage of new public finance issuances with a financial guarantee has decreased significantly since the financial crisis, and the inability of financial guarantee insurers to maintain or achieve high ratings could diminish acceptance of the product and enhance the appeal of other forms of credit enhancement.

Item 1. Business (continued)

Financial guarantee insurance competes with other forms of credit enhancement. Commercial banks provide letters of credit as a means of credit enhancement for municipal securities. In 2014, the use of letters of credit as an alternative to financial guarantee insurance within the U.S. municipal market was far below its peak in 2009; however, letters of credit have remained a presence in the market. Direct lending by banks to municipal issuers also reduces demand for credit enhancement. Other highly rated institutions, including pension funds and government sponsored entities, also offer third-party credit enhancement on municipal obligations. Financial guarantee insurance and other forms of credit enhancement also compete in nearly all instances with the issuer’s alternative of foregoing credit enhancement. If the interest savings from insurance or another form of credit enhancement are not greater than the cost of such credit enhancement, the issuer will generally choose to issue bonds without third-party enhancement. All of these alternative forms of credit enhancement or alternative executions could also affect our ability to write new business with attractive returns.

We expect that MBIA Corp.’s credit ratings will continue to constrain its ability to write new business in the foreseeable future. It remains uncertain how or when the Company may re-engage in the international and structured finance insurance markets.

RATING AGENCIES

Rating agencies perform periodic reviews of our insurance companies and other companies providing financial guarantee insurance. In rating financial guarantee companies, rating agencies focus on qualitative and quantitative characteristics in certain key areas, including: (1) franchise value and business strategy; (2) insurance portfolio characteristics; (3) capital adequacy; (4) profitability; (5) financial flexibility; and (6) risk management framework. Each agency has its own ratings criteria for financial guarantors and employs proprietary models to assess our risk adjusted leverage, risk concentrations and financial performance relative to the agency’s standards. The agencies also assess our corporate governance and factor this into their rating assessment. Currently, S&P, Moodys and Kroll rate the Company and its insurance companies.

Our ability to attract and compete for U.S. public finance financial guarantee business is largely dependent on the financial strength ratings assigned to National by the major rating agencies. In 2014, Kroll assigned National a AA+ with a stable outlook insurer financial strength rating. In addition, S&P upgraded National to AA- with a stable outlook and Moodys upgraded National to A3 and subsequently moved its outlook to negative from stable. With these current ratings National seeks to support the credit enhancement needs of municipal debt issuers across the U.S. We expect that the credit ratings of MBIA Insurance Corporation and its subsidiaries will continue to constrain its ability to write new business for the foreseeable future.

There can be no assurance that National will be able to maintain high ratings. The absence of high ratings from S&P, and Moody’s or alternative rating agencies could adversely impact our ability to write new insurance business and the premiums we can charge, and could diminish the future acceptance of our financial guarantee insurance products. See “Risk Factors—Strategic Plan Related Risk Factors—An inability to achieve high stable insurer financial strength ratings for National or to generate investor demand for our financial guarantees may adversely affect our results of operations and business prospects.” in Part I, Item 1A of this Form 10-K.

National’s, MBIA Insurance Corporation’s and MBIA Inc.’s current financial strength ratings from Kroll, S&P and Moody’s and are summarized below:

Agency	Rating / Outlook
	National	MBIA Insurance Corporation	MBIA Inc.
Kroll	AA+ / Stable outlook
S&P	AA- / Stable outlook	B / Stable outlook	A-/ Stable outlook
Moody’s	A3 / Negative outlook	B2 / Stable outlook	Ba1 / Negative outlook

Item 1. Business (continued)

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

EMPLOYEES

As of December 31, 2014, the Company had 252 employees, including 114 in MBIA Services, 37 in National, 16 in MBIA Corp., 72 in Cutwater and 13 in Trifinium Services Limited, our services company in the U.K. Effective with the Cutwater sale on January 1, 2015, the Company had 180 employees. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their present ages and positions with the Company as of March 2, 2015 are set forth below:

Name	Age	Position and Term of Office
Joseph W. Brown	66	Chief Executive Officer and Director (officer since February 2008)
C. Edward Chaplin	58	President, Chief Financial Officer and Chief Administrative Officer (officer since June 2006)
William C. Fallon	55	President and Chief Operating Officer (officer since July 2005)
Ram D. Wertheim	60	Executive Vice President, Chief Legal Officer and Secretary (officer since January 2000)
Anthony McKiernan	45	Executive Vice President and Chief Portfolio Officer (officer since August 2011)

Item 1. Business (continued)

Joseph W. Brown is Chief Executive Officer and a director of the Company. Mr. Brown assumed the roles of Chairman, CEO and director in February of 2008 after having retired as Executive Chairman of MBIA in May of 2007. In May of 2009, the Company’s Board of Directors accepted Mr. Brown’s recommendation to separate the roles of Chairman and CEO and elected Daniel P. Kearney as Non-Executive Chairman, with Mr. Brown continuing in the roles of CEO and director. Mr. Brown also serves as Chairman of MBIA Corp. Until May of 2004, Mr. Brown had served as Chairman and CEO of MBIA and MBIA Corp. Mr. Brown originally joined the Company as CEO in January of 1999 after having been a director since 1986, and became Chairman in May of 1999.

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

The Board of Directors of MBIA Inc. appointed Messrs. Chaplin, Fallon and Wertheim to the offices set forth opposite their names above on November 6, 2008 and appointed Mr. McKiernan to the offices set forth opposite his name above on May 1, 2012.

Prior to being named President, Chief Financial Officer and Chief Administrative Officer, C. Edward Chaplin was Vice President and Chief Financial Officer of the Company. Mr. Chaplin also serves as Chief Financial Officer of MBIA Corp. and President, Chief Executive Officer and Chief Administrative Officer of MBIA Services Corporation. Prior to becoming an officer of the Company in June of 2006, Mr. Chaplin had served as a director of the Company from December of 2002 to May of 2006 and as Senior Vice President and Treasurer of Prudential Financial Inc. since November of 2000, responsible for Prudential’s capital and liquidity management, corporate finance, and banking and cash management. Mr. Chaplin had been with Prudential since 1983.

Prior to being named President and Chief Operating Officer, William C. Fallon was Vice President of the Company and head of the Global Structured Finance Division. Mr. Fallon also serves as President and Chief Executive Officer of National. From July of 2005 to March 1, 2007, Mr. Fallon was Vice President of the Company and head of Corporate and Strategic Planning. Prior to joining the Company in 2005, Mr. Fallon was a partner at McKinsey & Company and co-leader of that firm’s Corporate Finance and Strategy Practice.

Prior to being named Executive Vice President, Chief Legal Officer and Secretary, Ram D. Wertheim was Vice President, General Counsel and Secretary of the Company. Mr. Wertheim also serves as General Counsel and Secretary of MBIA Corp. and MBIA Services Corporation. From February of 1998 until January of 2000, he served in various capacities in the Global Structured Finance Division. Mr. Wertheim was, until February of 1998, the General Counsel of CMAC Holdings Inc.

Prior to being named Executive Vice President and Chief Portfolio Officer on May 1, 2012, Anthony McKiernan was appointed Vice President and Chief Portfolio Officer of the Company on August 3, 2011. Mr. McKiernan is also the President, Chief Operating Officer and Chief Risk Officer of MBIA Corp. Mr. McKiernan joined MBIA in 2000 as a vice president in the Credit Analytics Group, and managed the Corporate Insured Portfolio Management Group prior to becoming the Head of the Structured Finance Insured Portfolio Management Group in 2007. Before working at MBIA, Mr. McKiernan was with Fleet Financial Group where he began his career as a Credit Analyst/ Lender in asset-based lending.

Item 1A. Risk Factors

References in the risk factors to the “Company” are to MBIA Inc., together with its domestic and international subsidiaries. References to “we,” “our” and “us” are to MBIA Inc. or the Company, as the context requires. Our risk factors are grouped into categories and are presented in the following order: “Insured Portfolio Loss Related Risk Factors”, “Strategic Plan Related and Other Risk Factors”, “Capital, Liquidity and Market Related Risk Factors” and “MBIA Corp. Risk Factors.” Risk factors are listed in order of significance within each category.

Item 1A. Risk Factors (continued)

Insured Portfolio Loss Related Risk Factors

Some of the state, local and territorial governments and finance authorities that issue public finance obligations we insure are experiencing unprecedented fiscal stress that could result in increased credit losses or impairments on those obligations.

We have historically experienced low levels of defaults in our United States (“U.S.”) public finance insured portfolio, including during the financial crisis that began in mid-2007. Although the financial condition of many state, local and territorial governments and finance authorities that issue the obligations we insure has improved since the financial crisis, some issuers continue to report fiscal stress that has required them to significantly raise taxes or cut spending in order to satisfy their obligations. In particular, certain jurisdictions have significantly underfunded pension liabilities which are placing additional stress on their finances and are particularly challenging to restructure either through negotiation or under Chapter 9 of the United States Bankruptcy Code. If the issuers of the obligations in our public finance portfolio are unable to raise taxes, cut spending, or receive state or federal assistance, we may experience losses or impairments on those obligations, which could materially and adversely affect our business, financial condition and results of operations. This severe financial stress could result in more Chapter 9 proceedings in states where municipal issuers are permitted to seek bankruptcy protection. In these proceedings, which remain rare, the resolution of bondholder claims (and by extension those of bond insurers) remains uncertain and subject to further litigation in several pending cases.

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

Political and economic conditions in the United States, the Eurozone and elsewhere may materially adversely affect our business and results of operations.

As a financial guarantee company, our insured exposures and our results of operations can be materially affected by general economic conditions, both in the U.S. and around the world. General global unrest, fraud, terrorism, catastrophic events, natural disasters, pandemics or similar events could disrupt the economy in the U.S. and other countries where we have insured exposure or operate our businesses. In certain jurisdictions outside the U.S. we face higher risks of governmental intervention through nationalization or expropriation of assets, changes in regulation, an inability to enforce our rights in court or otherwise and corruption, which may cause us to incur losses on the exposures we insure or reputational harm. For a discussion of the Company’s exposure to sovereign debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—European Sovereign Debt Exposure” in Part II, Item 7 of this Form 10-K.

Item 1A. Risk Factors (continued)

Budget deficits at all levels of government in the U.S., recessions, increases in corporate, municipal, sovereign, sub-sovereign or consumer default rates and other general economic conditions may adversely impact the Company’s prospects for future business, as well as the performance of our insured portfolios and the Company’s investment portfolio. In addition, we are exposed to correlation risk as a result of the possibility that multiple credits will experience losses as a result of any such event or series of events, in particular exposures that are backed by revenues from business and personal travel, such as aircraft securitizations and bonds backed by hotel taxes and car rental fleet securitizations.

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

Strategic Plan Related and Other Risk Factors

An inability to maintain high stable insurer financial strength ratings for National or to generate investor demand for our financial guarantees may adversely affect our results of operations and business prospects.

There is no assurance that we will be able to maintain or increase National’s ratings. Many requirements imposed by the rating agencies in order for our insurance companies to maintain high insurer financial strength ratings are outside of our control, and such requirements may necessitate that we raise additional capital or take other remedial actions in a relatively short time frame in order to achieve or maintain the ratings necessary to attract new business and compete with other financial guarantee insurers and could make the conduct of the business uneconomical. Our inability to raise capital on favorable terms could therefore materially adversely affect our business prospects. Furthermore, no assurance can be given that we will successfully comply with rating agency requirements, that these requirements or the related models and methodologies will not change or that, even if we comply with these requirements, one or more rating agency will not lower or withdraw its financial strength ratings with respect to any of our insurance companies.

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

National faces competition from other financial guarantee insurance companies and other forms of credit enhancement, including senior-subordinated structures, credit derivatives, letters of credit and guarantees (for example, mortgage guarantees where pools of mortgage loans secure debt service payments) provided by banks and other financial institutions. We have observed increased competition for business among the active financial guarantors, and opportunities to write new business with attractive returns may be limited. Increased competition, either in terms of price, alternative structures, or the emergence of new providers of credit enhancement, could have an adverse effect on our insurance companies’ business prospects.

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

MBIA Corp. registered with the Commodity Futures Trading Commission (“CFTC”) as a major swap participant and on an ongoing basis is required to comply with the CFTC’s business conduct rules as applied to portfolios in place prior to the enactment of the Dodd Frank Reform and Consumer Protection Act. The CFTC and SEC have promulgated rules to implement this enhanced regulatory framework, including final rules that require the Company to include its legacy insured derivatives in tests used to determine whether it is a major swap participant. Because the CFTC has not yet issued final rules establishing capital requirements for major swap participants, the ultimate impact of such requirements on MBIA Corp. is not yet clear. However, to the extent that MBIA Corp. becomes subject to significant additional capital requirements, it is unlikely that MBIA Corp. will be able to meet those standards. We expect MBIA Corp. to become deregistered as a major swap participant effective as of March 30, 2015. See “Insured Credit Default Swaps” in Part 1, Item 1 of this Form 10-K.

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

Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to clients or transaction counterparties. We recently reported that information related to a specific group of clients at Cutwater had been inappropriately accessed via the internet. We have concluded our investigation of this incident and confirmed that although certain client information was improperly accessed, there were no unauthorized transactions or client account activity. Moreover, the event did not have a material adverse effect on our business.

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

As further set forth in “Note 21: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K, the Company and/or its subsidiaries are named as defendants in certain litigations, and in the ordinary course of business, may be a defendant in or party to a new or threatened legal action. Although the Company intends to vigorously defend against any current or future action, any adverse ultimate outcome could result in a loss and/or have a material adverse effect on our reputation, business, results of operations or financial condition.

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

Item 1A. Risk Factors (continued)

Capital, Liquidity and Market Related Risk Factors

We are a holding company and rely to a significant degree on cash flow from our principal operating subsidiaries and access to third party capital. A disruption in the cash flow from our subsidiaries or an inability to access capital could adversely affect our business, operating results and financial condition and ultimately adversely affect liquidity.

As a holding company MBIA Inc. is largely dependent on dividends, payments under our tax sharing agreement and advances in the form of intercompany loans from its subsidiaries to pay principal and interest on our indebtedness, make capital investments in our subsidiaries and pay dividends, to the extent payable, on our capital stock, among other items. We expect that for the foreseeable future National will be the predominant source of dividends and tax sharing agreement payments. National is subject to various statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that it may pay to us. See “New York State Dividend Limitations” in Part 1, Item 1 and “Note 14: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K for a further discussion of dividends.

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

To the extent that we are unable to access external capital, our insurance companies may not have sufficient liquidity to meet their obligations, will have less capacity to write business and may not be able to pay dividends to us without experiencing adverse rating agency action. Consequently, our inability to maintain access to capital on favorable terms could have an adverse impact on our ability to pay losses and debt obligations, to pay dividends on our capital stock, to pay principal and interest on our indebtedness, to pay our operating expenses and to make capital investments in our subsidiaries. In addition, future capital raises for equity or equity-linked securities could result in dilution to the Company’s shareholders. In addition, some securities that the Company could issue, such as preferred stock or securities issued by the Company’s operating subsidiaries may have rights, preferences and privileges that are senior to those of its common shares.

We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial condition, and our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

As of December 31, 2014 and 2013, the combined net debt of MBIA Inc.’s corporate segment, which primarily comprised long-term debt, MTNs, investment agreements and derivative liabilities net of cash and investments at amortized cost and a tax receivable from subsidiaries, totaled $740 million and $1.0 billion, respectively. The Company expects that MBIA Inc. will generate sufficient cash to satisfy its net debt over time from distributions from its operating subsidiaries or by raising third-party capital, although there can be no assurance that such factors will generate sufficient cash to satisfy its net debt. Our substantial indebtedness and other liabilities could have material consequences, including:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes;

•	a large portion of MBIA Inc.’s financial resources must be dedicated to the payment of principal and interest on our debt, thereby reducing the funds available to us for other purposes;

•	it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such debt;

Item 1A. Risk Factors (continued)

•	we may be more vulnerable to general adverse economic and industry conditions;

•	our ability to refinance debt may be limited or the associated costs may increase;

•	our flexibility to adjust to changing market conditions could be limited, or we may be prevented from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins of our businesses; and

•	we are exposed to the risk of fluctuations in interest rates and foreign currency exchange rates because a portion of our liabilities are at variable rates of interest or denominated in foreign currencies.

Adverse developments in the credit markets may materially and adversely affect MBIA Inc.’s ability to post collateral and meet other liquidity needs.

Currently, the majority of the cash and securities of MBIA Inc. is pledged against investment agreement liabilities, intercompany financing arrangements and derivatives, which limit its ability to raise liquidity through asset sales. If market value or rating eligibility of the assets which are pledged against MBIA Inc.’s obligations were to decline, we would be required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. In such event, we may sell assets, potentially with substantial losses, finance unencumbered assets through intercompany facilities, or use free cash or other assets, although there can be no assurance that these strategies will be available or adequate to meet liquidity requirements.

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

In addition, the Company is exposed to foreign currency exchange rate fluctuation risk in respect of assets and liabilities denominated in currencies other than U.S. dollars. In addition to insured liabilities denominated in foreign currencies, some of the remaining liabilities in our corporate segment are denominated in currencies other than U.S. dollars and the assets of our corporate segment are predominantly denominated in U.S. dollars. Accordingly, the weakening of the U.S. dollar versus foreign currencies could substantially increase our potential obligations and statutory capital exposure. Conversely, the Company makes investments denominated in a foreign currency and the weakening of the foreign currency versus the U.S. dollar will diminish the value of such non-U.S. dollar denominated asset. Exchange rates have fluctuated significantly in recent periods and may continue to do so in the future, which could adversely impact the Company’s financial position, results of operations and cash flows.

Item 1A. Risk Factors (continued)

MBIA Corp. Risk Factors

If our insurance companies become subject to regulatory action.

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

Additionally, under New York law, the Superintendent of the NYSDFS may apply for an order directing the rehabilitation or liquidation of a domestic insurance company under certain circumstances, including upon the insolvency of the company, if the company has willfully violated its charter or New York law or if the company is found, after examination, to be in such condition that further transaction of business would be hazardous to its policyholders, creditors or the public. The Superintendent of the NYSDFS may also suspend an insurer’s license, restrict its license authority, or limit the amount of premiums written in New York if, after a hearing, the Superintendent of the NYSDFS determines that the insurer’s surplus to policyholders is not adequate in relation to its outstanding liabilities or financial needs. If the Superintendent of the NYSDFS were to take any such action, it would likely result in the reduction or elimination of the payment of dividends to MBIA Inc.

MBIA Corp. insures certain transactions that continue to perform poorly, in particular RMBS transactions that include a substantial number of ineligible mortgage loans, and increased losses or a delay or failure in collecting expected recoveries may materially and adversely affect its financial condition and results of operations.

MBIA Corp. insures certain structured finance transactions that remain volatile and could result in additional losses, which could be substantial, including RMBS, CDOs, CMBS pools and CRE transactions. These transactions are also subject to servicer risk, which relates to problems with the transaction servicer (the entity which is responsible for collecting the cash flow from the asset pool) that could affect the servicing and performance of the underlying assets. Furthermore, MBIA Corp. has recorded expected recoveries on second-lien RMBS, and the timing and amount of those recoveries could change. Increased losses or a delay or failure in collecting expected recoveries may materially and adversely affect MBIA Corp.’s financial condition and results of operations.

With respect to RMBS transactions, MBIA Corp. continues to be exposed to risk of losses as a result of poor performance of ineligible loans included in its insured second-lien RMBS transactions, including transactions where it has reached settlements with the sellers/servicers but continues to insure the transactions. Losses in these transactions and in other transactions due to the inclusion of ineligible loans could continue. MBIA Corp. has also recorded significant loss reserves on its first-lien RMBS and CDO exposures, and there can be no assurance that these reserves will be sufficient, in particular if the economy deteriorates.

With respect to insured CDS contracts that are backed by structured CMBS pools and CRE CDOs, MBIA Corp. has experienced ratings erosion in the total CMBS collateral underlying its insured static pools. During 2013 and 2014, MBIA Corp. paid claims on a CMBS pool transaction which experienced deterioration such that all of the deductible was eliminated, and we expect to experience additional claims on this transaction in the future. Ultimate loss rates on these transactions remain uncertain. It is possible that MBIA Corp. will experience severe losses or near-term liquidity needs on its insured commercial real estate transactions, in particular if the economy does not continue to improve, there is a new recession, increased delinquencies, higher levels of liquidations of delinquent loans, or higher severities of loss upon liquidation.

Item 1A. Risk Factors (continued)

MBIA Corp. has also recorded significant recoveries related to its second-lien RMBS losses, and there can be no assurance as to the timing or amount of collections. As of December 31, 2014, we recorded expected receipts of $523 million (on a present value basis) from excess spread (the difference between interest inflows on assets and interest outflows on liabilities) in our second-lien RMBS transactions, in reimbursement of our past and future expected claims. Of this amount, $496 million is included in “Insurance loss recoverable” and $27 million is included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. The amount of excess spread depends on future interest rates, borrower refinancing and defaults and mortgage insurance payments. There can be no assurance that this recovery will be received in its entirety or in the expected timeframe. In addition, the Company is also pursuing claims related to ineligible loans securitized by Credit Suisse and included in a home equity mortgage trust securitization. The Company’s assessment of the ineligibility of individual mortgage loans has been challenged by Credit Suisse in litigation and there is no assurance that the Company’s determinations will prevail, or that the Company will be successful in collecting its estimated recoveries. The litigation may take several years to resolve, during which time we will be required to pay losses on the subject transaction.

Continuing elevated loss payments and delay or failure in realizing expected recoveries on insured RMBS transactions as well as certain other factors may materially and adversely affect MBIA Insurance Corporation’s ability to meet liquidity needs and could cause the NYSDFS to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding if it is not able to pay expected claims.

As an insurance company, MBIA Insurance Corporation is particularly sensitive to the risk that it will not have sufficient resources to meet contractual payment obligations when due or to make settlement payments in order to terminate insured exposures to avoid losses. Management’s expected liquidity and capital forecasts for MBIA Insurance Corporation for 2014 reflect adequate resources to pay expected claims. However, there is risk to the liquidity forecast as the Company’s remaining insured exposures are potentially volatile. There are risks to the capital forecast due to those potential liabilities, potential volatility in the collection of excess spread and the remaining put-back recoverable, and potential volatility associated with remaining ABS CDO exposures.

Further, the remaining insured portfolio, aside from these exposures, could deteriorate and result in loss reserves and claim payments, including claims on insured exposures that in some cases may require large bullet payments. While management believes MBIA Insurance Corporation will have adequate resources to pay expected claims, if it experiences higher than expected claims payments or is unable collect expected recoveries, it may ultimately have insufficient resources to continue paying claims, which could cause the NYSDFS to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding. We do not believe that a rehabilitation or liquidation proceeding of MBIA Corp. by NYSDFS would have any significant long-term liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK. An MBIA Insurance Corporation rehabilitation or liquidation proceeding could accelerate certain of the Company’s other obligations and have other adverse consequences, such as the loss of control of MBIA Insurance Corporation and the imposition of unplanned expenses.

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

Item 2. Properties

The Company maintains office space located in Purchase, New York, in which the Company, National, MBIA Corp., and MBIA Services Corporation have their headquarters. A wholly-owned subsidiary of National owns an office building in Armonk, New York, that the Company is currently seeking to sell in order to reduce operating costs. The Company also leases office space in New York, New York; San Francisco, California; Paris, France; Mexico City, Mexico; and London, England. Cutwater leases office space in Denver, Colorado. The Company generally believes that these facilities are adequate and suitable for its current needs.

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

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MBI.” As of February 24, 2015 there were 622 shareholders of record of the Company’s common stock. The Company did not pay cash dividends on its common stock during 2014 or 2013. For information on the ability for certain subsidiaries of the Company to transfer funds to the Company in the form of cash dividends or otherwise, see “Item 1. Business—Insurance Regulation” in this annual report.

The high and low sales stock prices with respect to the Company’s common stock for the last two years are presented below:

	2014		2013
	Stock Price		Stock Price
Quarter Ended	High	Low	High	Low
March 31	$15.26	$10.68	$13.70	$7.79
June 30	14.08	10.71	16.15	8.73
September 30	11.44	9.03	14.10	10.16
December 31	10.54	8.41	13.20	9.58

Repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that share repurchases can be an appropriate deployment of capital in excess of amounts needed to support our liquidity and maintain the claims-paying ratings of MBIA Corp. and National as well as other business needs.

On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a new share repurchase program, which superseded the previously authorized program. During the year ended December 31, 2014, the Company repurchased 2.1 million common shares of MBIA Inc., exhausting any remaining capacity under this share repurchase program. As of December 31, 2014, the Company had repurchased 58.8 million common shares of MBIA Inc. at an average price of $17.02 per share under this share repurchase program.

In the fourth quarter of 2014, the Company’s Board of Directors authorized the repurchase of common stock up to $200 million under a new share repurchase program. During the year ended December 31, 2014, the Company repurchased 1.2 million common shares of MBIA Inc. at an average price of $9.44 per share under this new repurchase program.

The table below presents repurchases made by the Company in each month during the fourth quarter of 2014. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III for a further discussion of securities authorized for issuance under long-term incentive plans.

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions)(2)
October	503	$9.15	—	$—
November	453	10.38	—	200
December	1,247,851	9.44	1,247,337	188

(1)—Includes 1,470 shares purchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.

(2)—In the fourth quarter of 2014, the Company’s Board of Directors authorized the repurchase of common stock up to $200 million under a new share repurchase program.

As of December 31, 2014, 281,352,782 shares of Common Stock of the Company, par value $1 per share, were issued and 191,942,895 shares were outstanding.

Stock Performance Graph The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Index (“S&P 500 Index”) and the S&P 500 Financials Sector Index (“S&P Financials Index”) for the last five fiscal years. The graph assumes a $100 investment at the closing price on December 31, 2009 and reinvestment of dividends in the security/index on the respective dividend payment dates without commissions. This graph does not forecast future performance of our common stock.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

	2009	2010	2011	2012	2013	2014
MBIA Inc. Common Stock	100.00	301.26	291.21	197.24	300.00	239.70
S&P 500 Index	100.00	115.06	117.48	136.26	180.38	205.05
S&P Financials Index	100.00	112.13	93.00	119.73	162.34	186.97

Source: Bloomberg Finance L.P.

Item 6. Selected Financial Data

In millions except per share amounts	2014	2013	2012	2011	2010
Summary Statement of Operations Data:
Premiums earned	$397	$457	$605	$605	$594
Net investment income	179	166	214	383	457
Net change in fair value of insured derivatives	459	232	1,464	(2,812)	(769)
Net gains (losses) on financial instruments at fair value and foreign exchange	78	69	55	(99)	88
Net investment losses related to other-than- temporary impairments	(15)	—	(105)	(101)	(64)
Revenues of consolidated variable interest entities	101	233	134	392	364
Total revenues	1,270	1,209	2,435	(1,557)	894
Losses and loss adjustment	133	117	50	(80)	232
Operating	195	338	381	308	290
Interest	210	236	284	300	325
Expenses of consolidated variable interest entities	47	56	72	91	83
Total expenses	629	793	837	682	989
Income (loss) before income taxes	641	416	1,598	(2,239)	(95)
Net income (loss)	569	250	1,234	(1,319)	53
Net income (loss) per common share:
Basic	$2.94	$1.30	$6.36	$(6.85)	$0.26
Diluted	$2.76	$1.29	$6.33	$(6.85)	$0.26
Summary Balance Sheet Data:
Fixed-maturity investments	$5,744	$5,615	$5,172	$7,015	$9,669
Short-term investments	1,069	1,204	669	1,571	2,070
Other investments	17	16	21	107	188
Total assets of consolidated variable interest entities	5,041	5,592	8,334	10,893	14,138
Total assets	16,284	16,953	21,724	26,873	32,279
Unearned premium revenue	1,986	2,441	2,938	3,515	4,145
Loss and loss adjustment expense reserves	506	641	853	836	1,129
Investment agreements	547	700	944	1,578	2,005
Medium-term notes	1,201	1,427	1,598	1,656	1,740
Long-term debt	1,810	1,702	1,732	1,910	1,924
Derivative liabilities	437	1,152	2,934	5,164	4,617
Total liabilities of consolidated variable interest entities	4,804	5,297	7,286	9,883	13,055
Total equity	3,950	3,299	3,194	1,723	2,846
Book value per share	$20.47	$17.05	$16.22	$8.80	$14.18
Insurance Statistical Data:
Debt service outstanding	$437,778	$554,296	$679,074	$840,078	$1,025,031
Gross par amount outstanding	277,481	357,246	449,487	551,721	672,878

Item 6. Selected Financial Data (continued)

Quarterly Financial Information (unaudited):

	2014
In millions except per share amounts	First	Second	Third	Fourth	Full Year(1)
Premiums earned	$88	$89	$116	$104	$397
Net investment income	50	42	44	43	179
Net change in fair value of insured derivatives	469	(47)	24	13	459
Net gains (losses) on financial instruments at fair value and foreign exchange	(55)	61	57	15	78
Net investment losses related to other-than-temporary impairments	—	—	(14)	(1)	(15)
Revenues of consolidated variable interest entities	19	36	17	29	101
Total revenues	577	187	291	215	1,270
Losses and loss adjustment	50	12	20	51	133
Operating	46	49	46	54	195
Interest	54	52	52	52	210
Expenses of consolidated variable interest entities	13	11	12	11	47
Total expenses	173	132	143	181	629
Income (loss) before income taxes	404	55	148	34	641
Net income (loss)	256	120	173	20	569
Net income (loss) per common share:
Basic	$1.33	$0.61	$0.90	$0.10	$2.94
Diluted	$1.32	$0.45	$0.80	$0.10	$2.76

(1)—May not cross-foot due to rounding.

	2013
In millions except per share amounts	First	Second	Third	Fourth	Full Year(1)
Premiums earned	$120	$124	$104	$109	$457
Net investment income	38	38	42	48	166
Net change in fair value of insured derivatives	(61)	(182)	257	218	232
Net gains (losses) on financial instruments at fair value and foreign exchange	63	(6)	5	7	69
Revenues of consolidated variable interest entities	49	93	30	61	233
Total revenues	219	112	420	458	1,209
Losses and loss adjustment	(194)	188	98	25	117
Operating	106	103	71	58	338
Interest	60	60	59	57	236
Expenses of consolidated variable interest entities	16	14	12	14	56
Total expenses	4	376	249	164	793
Income (loss) before income taxes	215	(264)	171	294	416
Net income (loss)	164	(178)	132	132	250
Net income (loss) per common share:
Basic	$0.84	$(0.94)	$0.68	$0.69	$1.30
Diluted	$0.84	$(0.94)	$0.52	$0.68	$1.29

(1)—May not cross-foot due to rounding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

MBIA Inc. (“MBIA”, the “Company”, “we”, “us”, or “our”) operates one of the largest financial guarantee insurance businesses in the industry and engages in several ancillary activities. MBIA manages five operating segments: 1) United States (“U.S.”) public finance insurance; 2) international and structured finance insurance; 3) corporate; 4) advisory services; and 5) conduit. Our U.S. public finance insurance business is primarily operated through National Public Finance Guarantee Corporation and its subsidiaries (“National”), our international and structured finance insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and our asset management and advisory services business was operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). Unless otherwise indicated or the context otherwise requires, references to “MBIA Corp.” are to MBIA Insurance Corporation, together with its subsidiaries, MBIA UK Insurance Limited (“MBIA UK”) and MBIA Mexico S.A. de C.V. During the fourth quarter of 2014, we changed the name of our structured finance and international insurance operating segment to international and structured finance insurance.

The primary strategies of our U.S. public finance insurance segment are to generate new insurance business in National, consistent with our portfolio management and return requirements, and to maximize the economics of our existing insured portfolio through effective surveillance and remediation. The primary strategies of our international and structured finance insurance segment are risk reduction, loss mitigation and value preservation. We do not expect to write new business in our international and structured finance insurance segment in the foreseeable future. Our corporate segment manages financing for and provides general support services across the MBIA group. In the second quarter of 2014, we exited our conduit business through the liquidation of Meridian Funding Company, LLC (“Meridian”). Effective in the fourth quarter of 2014, our previously reported asset/liability products segment and our corporate segment are managed and reported as one operating segment referred to as our corporate segment. Effective on January 1, 2015, we exited our advisory services business through the sale of Cutwater. Refer to “Note 12: Business Segments” in the Notes to Consolidated Financial Statements for a discussion of changes to our business segments.

EXECUTIVE OVERVIEW

National

National is the largest U.S. municipal-only bond insurer in the financial guarantee industry as measured by total insured gross par outstanding of $222.3 billion as of December 31, 2014. Our primary strategy is to insure new issue and secondary market municipal bonds while providing ongoing surveillance of National’s existing insured portfolio. National’s ability to write new business and to compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by major rating agencies. As of December 31, 2014, National was rated AA+ with a stable outlook by Kroll Bond Rating Agency, AA- with a stable outlook by Standard & Poor’s Financial Services LLC (“S&P”), and A3 with a negative outlook by Moody’s Investors Service, Inc. (“Moody’s”). With these current ratings, National seeks to support the credit enhancement needs of municipal debt issuers across the U.S.

National prices new business opportunities in both the competitive and negotiated markets. During the year ended December 31, 2014, National insured $343 million of par, which included approximately $300 million of Detroit Water Supply System Revenue Bonds and Detroit Sewage Disposal Bonds (together, the “DWSD Bonds”) issued through the Michigan Finance Authority. National’s insurance facilitated successful execution of these transactions and provided a lower cost of borrowing for the issuers.

National maintains underwriting criteria for most municipal risk types and expects opportunities for new business across the spectrum of municipal sectors. We expect that the majority of new business will be in the general obligation, tax-backed and revenue bond sectors. In addition to the new issue market, we anticipate opportunities in the secondary market with respect to bonds issued in recent years which were not insured upon issuance and which meet our underwriting criteria.

National seeks to generate shareholder value through appropriate risk adjusted pricing; however, current market conditions and the competitive landscape may limit National’s new business opportunities and its ability to price and underwrite risk with attractive returns. Financial guarantee insurance competes in nearly all instances with the issuer’s alternative of foregoing insurance. If the interest savings from insurance are not greater than the cost of the insurance, the issuer will generally choose to issue bonds without insurance.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

Prevailing interest rate levels can affect demand for financial guarantee insurance. Higher interest rates and higher levels of issuance of new municipal debt would present more favorable new business opportunities for National in the U.S. public finance market. Lower interest rates are typically accompanied by narrower spreads between insured and uninsured obligations. This is, in part, due to the fact that investors may choose to forego insurance to increase the yield on their investments. Therefore, the purchase of insurance during periods of relatively narrower interest rate spreads will generally provide lower cost savings to the issuer than during periods of relatively wider spreads. These lower cost savings could be accompanied by a corresponding decrease in demand for financial guarantee insurance. As interest rates begin to rise, we expect the demand for financial guarantee insurance to grow.

However, given that National’s insurance policies protect policyholders from potential defaults and guarantee payments of scheduled principal and interest, we believe the recent increase in municipal financial stress will increase the demand for National’s insurance product.

Our U.S. public finance insured portfolio continues to perform satisfactorily against a backdrop of strengthening domestic economic activity. While this trend will generally benefit the tax revenues and fees charged for essential municipal services which secure our insured bond portfolio, some state, local governments and territory obligors we insure remain under financial and budgetary stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of our insured transactions. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain.

Exposure to Puerto Rico

As of December 31, 2014, National had $4.5 billion of gross insured exposure related to the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”). Puerto Rico is experiencing fiscal stress due to, among other things, Puerto Rico’s structural budget imbalance, a stalled local economy, net migration of people and a high debt burden. However, it has attempted to address its significant economic challenges by passing a balanced general fund budget for the fiscal year ending June 30, 2015, passing a comprehensive reform of its employee retirement system and enacting the Fiscal Sustainability Act, which allows the government to exercise emergency powers to deal with its fiscal crisis. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

Exposure to Detroit

National has exposure to the City of Detroit, which filed for Chapter 9 protection in July of 2013. In the fourth quarter of 2014, the City of Detroit entered into a number of settlements with creditors, helping to clear the path toward a bankruptcy exit in December of 2014. In connection with its exit, the City of Detroit issued new unlimited tax general obligation bonds, through the Michigan Finance Authority, to each holder of its then existing unlimited tax obligation bonds on the plan effective date (collectively, the “Restructured UTGO Bonds”). The Restructured UTGO Bonds have the same principal amount, interest rate, maturity and redemption provisions as the City of Detroit’s original UTGO Bonds. Under the settlement between National and the City of Detroit, National will pay a portion of the future debt service of the Restructured UTGO Bonds. The Restructured UTGO Bonds that remain the responsibility of the City of Detroit are secured by (i) a lien, to the extent permitted by law, on the specific voter approved ad valorem tax levy pledged thereto, and (ii) a 4th lien on the Distributable State Aid the City of Detroit receives from Michigan. National continues to insure all of the Restructured UTGO Bonds.

In September of 2014, the City of Detroit agreed not to reduce interest rates and eliminate call protection on the DWSD Bonds insured by National. Instead, the City of Detroit publicly tendered for and ultimately called or refinanced approximately $1.8 billion of DWSD Bonds. In connection with this refinancing, National insured approximately $300 million of new DWSD Bonds, while reducing its total DWSD exposure by approximately $432 million. As of December 31, 2014, National had $1.6 billion of gross insured exposure related to the DWSD Bonds.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

MBIA Inc.

As of December 31, 2014 and 2013, the liquidity position of MBIA Inc. and its corporate segment, was $498 million and $359 million, respectively. In 2014, positive cash flows to MBIA Inc. consist largely of dividends and releases of escrowed tax payments from National. Positive cash flows enabled debt and share repurchases in addition to covering operating expenses and scheduled debt service. During 2014, $220 million was released to MBIA Inc. under the MBIA group’s tax sharing agreement (the “Tax Escrow Account”) and in January of 2015, $228 million was released. During 2014, National declared and paid a dividend of $220 million to its ultimate parent, MBIA Inc.

In 2014, we repurchased 3.3 million common shares of MBIA Inc. In the fourth quarter of 2014, the Company’s Board of Directors authorized the repurchase of up to $200 million of its outstanding shares. As of February 26, 2015, $133 million remained under this share repurchase authorization. Also, during 2014, we repurchased $122 million of debt issued by MBIA Inc. through its subsidiary MBIA Global Funding, LLC (“GFL”) and retired $129 million of medium-term notes (“MTNs”) issued by our conduit segment. In addition, during 2014 $154 million of GFL MTNs and investment agreements matured. These repurchases and retirements are part of our strategy to bring our leverage down using cash generated from operations. We expect that MBIA Inc. will generate sufficient cash to satisfy its debt obligations and its general corporate needs over time from expected subsidiary dividends, additional anticipated releases from the Tax Escrow Account, investment income and securities issuance; however, there can be no assurance that such sources will generate sufficient cash or that we will have market access when needed. Refer to the “Liquidity—MBIA Inc. Liquidity” section for additional information on MBIA Inc.’s liquidity position.

MBIA Corp.

MBIA Corp.’s primary strategies are maximizing the collection of excess spread and put-back recoveries and mitigating potential losses on MBIA Corp.’s insurance exposures. MBIA Corp. has significant negative earned surplus and accrued and unpaid interest on its outstanding surplus notes, and therefore, has no current capacity to pay dividends. Since July 15, 2012 no payments on MBIA Corp.’s outstanding surplus notes have been approved by the New York State Department of Financial Services (“NYSDFS”) and as of January 15, 2015 there was $286 million of accrued and unpaid interest on MBIA Corp.’s outstanding surplus notes. MBIA Corp. contributes to the Company’s net operating loss carryforward (“NOL”), which is used in the calculation of our consolidated income taxes. We believe it is unlikely that MBIA Corp. will generate sufficient income to use its portion of the NOL. Refer to the “Capital Resources—MBIA Corp.” section for additional information on MBIA Corp.’s surplus notes and statutory capital.

During the year ended December 31, 2014, MBIA Corp. commuted $7.1 billion of gross par exposure, of which $6.8 billion was previously disclosed, primarily comprising structured commercial mortgage-backed securities (“CMBS”) pools, investment grade corporate collateralized debt obligations (“CDOs”), small business securitizations, commercial real estate (“CRE”) CDOs, and asset-backed securities (“ABS”) CDOs. MBIA Corp. may make negotiated settlement payments to counterparties and/or forego its right to all or some termination premiums when it commutes insurance exposures. We continue to evaluate opportunities to commute additional high risk insurance exposures, although our ability to commute is limited by available liquidity and the willingness of counterparties to enter into commutations.

MBIA Corp. continues to successfully manage its liquidity risks and satisfy all payment obligations when due. Historically, liquidity was negatively impacted by claim payments on second-lien residential mortgage-backed securities (“RMBS”). However, during the year ended December 31, 2014, recoveries from excess spread on second-lien RMBS exceeded paid claims and loss adjustment expense (“LAE”). There can be no assurance this trend will continue. Our liquidity forecasts reflect more than adequate resources to pay expected claims, but if MBIA Corp. experiences materially-elevated claims payments or does not substantially collect our projected amounts of excess spread or recovery from Credit Suisse for ineligible mortgages, it could experience liquidity shortfalls.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

If MBIA Corp. were to experience liquidity shortfalls in the future, it may have insufficient resources to continue to pay claims, which may cause the NYSDFS to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding. We do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by NYSDFS would have any significant long-term liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK. Refer to the “Liquidity—MBIA Corp. Liquidity” section for additional information on MBIA Corp.’s liquidity position.

Other

In September of 2014, we moved into our new headquarters in Purchase, New York. We had entered into a lease agreement for this facility in March of 2014. Refer to “Note 21: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for a further discussion of this lease agreement.

In October of 2014, the Company signed an agreement to sell Cutwater to a subsidiary of The Bank of New York Mellon Corporation. This transaction, which was effective January 1, 2015, had a positive but immaterial impact on the Company’s financial position and results of operations. In connection with the sale, the Company entered into an agreement for Cutwater to manage its proprietary investment assets for the next several years.

Economic and Financial Market Trends

The U.S. economy developed substantial momentum in 2014, with the last three quarters being the best string of quarterly performances in more than a decade. This momentum was bolstered by the lowest unemployment rate in over six years and falling energy prices which helped to increase consumer spending and business investments. In addition, the housing sector improved and with a continued increase in consumer confidence this should lead to more demand in 2015. The Federal Reserve has indicated that there may be an increase in the federal funds rate in 2015, which would be the first in over five years. If an increase in the federal funds rate occurs, the risk of market volatility will likely remain present given the historic nature of elongated zero interest rate policy changing course. Despite these positive economic results, concerns remain within the U.S. economy primarily related to fiscal policy uncertainties and growing worldwide political and economic conflicts from the effects of terrorist acts and wars. Throughout much of Europe, economic growth and employment have improved, and the European Central Banks’ implementation of Quantitative Easing is intended to facilitate economic growth, however, substantial risk remains. We believe interest rate hikes are approaching and growth today is more durable as global economic risks are less likely to derail expansion. Information concerning our interest rate sensitivity appears in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Economic and financial market trends impact MBIA’s business outlook and its financial results. An ongoing low interest rate environment will adversely impact the demand for municipal bond insurance as well as National’s ability to price risk at levels that meet its underwriting objectives and returns. However, the consistent gradual improvement of economic indicators at the state and local levels will benefit the performance of our insured public finance portfolio and could reduce the amount of National’s incurred losses.

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

For the year ended December 31, 2014, we recorded consolidated net income of $569 million or $2.76 per diluted share compared with consolidated net income of $250 million, or $1.29 per diluted share for 2013 and consolidated net income of $1.2 billion, or $6.33 per diluted share, for 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

For the year ended December 31, 2014, combined operating income (a non-GAAP measure) was $185 million compared with an operating loss of $15 million and operating income of $232 million for 2013 and 2012, respectively. Refer to the following “Results of Operations” section for a description of operating income (loss) and a reconciliation of operating income (loss) to GAAP net income (loss).

Our consolidated shareholders’ equity increased to $3.9 billion as of December 31, 2014 compared with $3.3 billion as of December 31, 2013. Our consolidated book value per share as of December 31, 2014 was $20.47 compared with $17.05 as of December 31, 2013.

As of December 31, 2014, adjusted book value (“ABV”) per share (a non-GAAP measure) was $24.87, up from $24.05 as of December 31, 2013. Refer to the following “Results of Operations” section for a further discussion of ABV and a reconciliation of GAAP book value per share to ABV per share.

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

Loss and Loss Adjustment Expense Reserves

Loss and LAE reserves are established by loss reserve committees in each of our major operating insurance companies (National, MBIA Insurance Corporation, and MBIA UK) and reviewed by our executive Loss Reserve Committee, which consists of members of senior management. Loss and LAE reserves include case basis reserves and accruals for LAE incurred with respect to non-derivative financial guarantees. Case basis reserves represent our estimate of expected losses to be paid under insurance contracts, net of expected recoveries, on insured obligations that have defaulted or are expected to default. These reserves require the use of judgment and estimates with respect to the occurrence, timing and amount of paid losses and recoveries on insured obligations. Given that the reserves are based on such estimates and assumptions, there can be no assurance that the actual ultimate losses will not be greater than or less than such estimates resulting in the Company recognizing additional or reversing excess loss and LAE reserves through earnings.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a comprehensive discussion of our loss reserves and recoveries, including critical accounting estimates used in the determination of these amounts.

Valuation of Financial Instruments

We have categorized our financial instruments measured at fair value into the three-level hierarchy according to accounting guidance for fair value measurements and disclosures based on the significance of pricing inputs to the measurement in its entirety. Fair value measurements of financial instruments that use quoted prices in active markets for identical assets or liabilities are generally categorized as Level 1, fair value measurements of financial instruments that use quoted prices in markets that are not active where significant inputs are observable are generally categorized as Level 2, and fair value measurements of financial instruments where significant inputs are not observable are generally categorized as Level 3. We categorize our financial instruments based on the lowest level category at which we can generate reliable fair values. The determination of reliability requires management to exercise judgment. The degree of judgment used to determine the fair values of financial instruments generally correlates to the degree that pricing is not observable.

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

Instruments that trade infrequently and, therefore, have little or no price transparency are classified within Level 3 of the fair value hierarchy. Also included in Level 3 are financial instruments that have significant unobservable inputs deemed significant to the instrument’s overall fair value. Level 3 assets represented approximately 20% and 22% of total assets measured at fair value on a recurring basis as of December 31, 2014 and 2013, respectively. Level 3 liabilities represented approximately 35% and 61% of total liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, respectively.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (continued)

All evidence, both positive and negative, needs to be identified and considered in making this determination. Future realization of the existing deferred tax asset ultimately depends on management’s estimate of the future profitability and existence of sufficient taxable income of appropriate character (for example, ordinary income versus capital gain) within the carryforward period available under the tax law. In the event that the Company’s estimate of taxable income is less than that required to utilize the full amount of any deferred tax asset, a valuation allowance is established. During 2014, the Company’s valuation allowance against its deferred tax asset was fully released primarily due to the capital losses generated by the sales of previously impaired assets, which were utilized against current year capital gains. The release was also due to the impact of tax planning strategies which used unrealized gains to absorb any remaining impairment losses. As of December 31, 2013, the Company’s valuation allowance was $93 million which was related to impairments of certain assets characterized as capital losses. Capital losses may only be offset by capital gains and any capital loss not utilized in the year generated can only be carried forward five years.

Refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for additional information about the Company’s deferred income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company.

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
In millions except for per share amounts	2014	2013	2012
Total revenues (losses)	$1,270	$1,209	$2,435
Total expenses	629	793	837

Income (loss) before income taxes	641	416	1,598
Provision (benefit) for income taxes	72	166	364

Net income (loss)	$569	$250	$1,234

Net income (loss) per common share:
Basic	$2.94	$1.30	$6.36
Diluted	$2.76	$1.29	$6.33
Weighted average number of common shares outstanding:
Basic	188,171,503	189,071,011	188,834,626
Diluted	190,898,627	190,312,913	189,897,021

Consolidated total revenues for the year ended December 31, 2014 included $459 million of net gains on insured derivatives compared with $232 million and $1.5 billion of net gains for 2013 and 2012, respectively. The net gains on insured derivatives in 2014 were principally the result of commuting derivative liabilities at prices below their fair values, partially offset by settlement and claim payments. The net gains on insured derivatives in 2013 were principally the result of changes in the weighted average life of transactions, commuting derivative liabilities at prices below their fair values and favorable changes in spreads and pricing on collateral, partially offset by the favorable effects of changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities. The net gains on insured derivatives in 2012 were principally associated with the unfavorable effects of changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities, commuting derivative liabilities at prices below their fair values and the result of favorable changes in spreads and pricing on collateral.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Consolidated total expenses for the year ended December 31, 2014 included $133 million of net insurance loss and LAE compared with $117 million and $50 million for 2013 and 2012, respectively. The increase in net insurance loss and LAE in 2014 when compared with 2013 was principally related to an increase in loss on certain RMBS exposures, partially offset by a decrease in losses related to certain U.S. public finance transactions. The increase in net insurance loss and LAE in 2013 when compared with 2012 was principally related to increases in losses related to certain U.S. public finance transactions.

European Sovereign Debt Exposure

Uncertainties regarding European sovereign debt have affected the global economy. Outside the U.S., financial guarantee insurance has been used by issuers of sovereign-related and sub-sovereign bonds, structured finance securities, utility debt and financing for public purpose projects, among others. MBIA does not insure any direct European sovereign debt. However, we do insure both structured finance and public finance obligations in select international markets. MBIA’s indirect European sovereign insured debt exposure totaled $7.2 billion as of December 31, 2014 and included obligations of sovereign-related and sub-sovereign issuers, such as regions, departments and sovereign-owned entities that are supported by a sovereign state, region or department. Of the $7.2 billion of insured gross par outstanding, $571 million, $363 million, and $225 million related to Spain, Portugal, and Ireland, respectively. The remaining $6.0 billion related to the United Kingdom. We closely monitor our existing insured European portfolios on an ongoing basis. We consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. We also monitor local accounting, regulatory and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. A default by one or more sovereign issuers could have an adverse effect on our insured debt exposures. The Company has an immaterial amount of direct and indirect European sovereign debt holdings included in its investment portfolios.

Operating Income (Loss)

In addition to our results prepared in accordance with GAAP, we also analyze the operating performance of the Company using operating income (loss) and operating income (loss) per diluted common share, both non-GAAP measures. We consider operating income (loss) and operating income (loss) per diluted common share fundamental measures of periodic financial performance which we believe is useful for an understanding of our results. Operating income (loss) and operating income (loss) per diluted common share are not substitutes for net income (loss) and net income (loss) per diluted common share determined in accordance with GAAP, and our definitions of operating income (loss) and operating income (loss) per diluted common share may differ from those used by other companies. Previously, we had used adjusted pre-tax income (loss), a non-GAAP measure, to supplement the analysis of our results. As a result of the recognition of the minor impact of shareholder value of the results of our international and structured finance insurance segment, the liquidation of our conduit and advisory services businesses and the realignment of the management of our asset/liability products and our corporate activities, we consider operating income (loss) a better metric than adjusted pre-tax income (loss) to assess our performance. Previous to using adjusted pre-tax income (loss), and before the financial crisis, we used a non-GAAP measure similar to our current operating income (loss) measure.

Operating income (loss) and operating income (loss) per diluted common share include the combined after-tax results of our U.S. public finance insurance and corporate segments and remove the after-tax results of activities that are not part of our ongoing business strategy. This includes the activities of our international and structured finance insurance, advisory services and conduit segments (collectively, “Non-Core Segments”). We consider these segments Non-Core Segments since we do not expect to write new business in our international and structured finance insurance segment in the foreseeable future, we exited our advisory services segment through the sale of Cutwater effective January 1, 2015, and in the second quarter of 2014, we liquidated our conduit segment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

In addition to removing our Non-Core Segments, operating income (loss) is adjusted for the following:

•	Elimination of the after-tax impact of mark-to-market gains (losses) on financial instruments that primarily include interest rate swaps and hybrid financial instruments. Also eliminated are the mark-to market gains (losses) on warrants issued by the Company. All of these amounts fluctuate based on market interest rates, credit spreads, MBIA Inc.’s common stock price and other market factors and are not expected to result in an economic gain or loss.

•	Elimination of the after-tax impact of foreign exchange gains (losses) on the remeasurement of certain assets and liabilities and transactions in non-functional currencies. Given the possibility of volatility in foreign exchange markets, we exclude the impact of foreign exchange gains (losses) to provide a measurement of comparability of operating income (loss).

•	Elimination of the after-tax impact of gains (losses) on the sale of investments and net investment losses related to other-than-temporary impairments (“OTTI”) since the timing of the sales of investments is subject to management’s assessment of market opportunities and liquidity needs and OTTI is assessed by several factors including credit losses and our intention to sell investments before an expected recovery.

•	Elimination of the after-tax impact of net gains (losses) on the extinguishment of debt as we believe it is useful to exclude these gains (losses) since they are executed when we believe it is an appropriate deployment of capital in excess of amounts needed to support our liquidity needs.

•	Elimination of deferred income tax valuation allowance on these adjustments.

The following table presents our combined operating income (loss) and operating income (loss) per diluted common share (both non-GAAP measures) and provides reconciliations of GAAP net income (loss) to operating income (loss) and GAAP net income (loss) per diluted common share to operating income (loss) per diluted common share for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
In millions, except per share amounts	2014	2013	2012
Net income (loss)	$569	$250	$1,234
Less: net income of Non-Core Segments, including eliminations	230	192	922
Less: after-tax adjustments:
Mark-to-market gains (losses) on financial instruments(1)	(15)	42	24
Foreign exchange gains (losses)(1)	62	(3)	(4)
Net gains (losses) on sales of investments(1)	28	15	7
Net investment losses related to OTTI	(10)	—	(39)
Net gains (losses) on extinguishment of debt	2	14	—
Tax valuation allowance on adjustments(2)	87	5	92

Operating income (loss)	$185	$(15)	$232

Operating income (loss) per diluted common share(3)	$0.97	$(0.08)	$1.22

Weighted average diluted shares used in calculation	191	190	190

(1)—Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” and the corresponding tax effects are reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(2)—Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(3)—Operating income (loss) per diluted common share is calculated by taking operating income (loss) divided by GAAP weighted average number of diluted common shares outstanding.

For the year ended December 31, 2014, our combined operating income increased when compared with 2013 primarily as a result of decreases in insurance losses and LAE, operating and interest expense and amortization of deferred acquisition costs, partially offset by lower premiums earned and lower net investment income.

For the year ended December 31, 2013, our combined operating loss increased when compared with 2012 primarily as a result of lower premiums earned, lower net investment income and an increase in insurance losses and LAE. These changes were partially offset by decreases in interest expense and amortization of deferred acquisition costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Adjusted Book Value

In addition to book value per share, we also analyze ABV per share, a non-GAAP measure. We consider ABV a measure of fundamental value of the Company and the change in ABV an important measure of financial performance. ABV adjusts GAAP book value to remove the after-tax results of activities in our Non-Core Segments. In addition, ABV adjusts for certain items which the Company believes will reverse from GAAP book value through GAAP earnings and other comprehensive income, as well as to add in the impact of certain items which the Company believes will be realized in GAAP book value in future periods. The Company has limited such adjustments to those items that it deems to be important to fundamental value and performance and which the likelihood and amount can be reasonably estimated. ABV assumes no new business activity. We have presented ABV to allow investors and analysts to evaluate the Company using the same measure that MBIA’s management regularly uses to measure financial performance and value. ABV is not a substitute for and should not be viewed in isolation of GAAP book value, and our definition of ABV may differ from that used by other companies.

As of December 31, 2014, ABV per share was $24.87, an increase from $24.05 as of December 31, 2013. The increase in ABV per share was primarily driven by net income for 2014 and a decrease in common shares outstanding from the share repurchases made by the Company during 2014.

The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

	As of December 31,
In millions except share and per share amounts	2014	2013
Total shareholders’ equity of MBIA Inc.	$3,929	$3,278
Common shares outstanding	191,942,895	192,249,884
Book value per share	$20.47	$17.05
Reverse book value of Non-Core Segments (after-tax)(1)	1.16	2.45
Reverse net unrealized (gains) losses included in other comprehensive income (after-tax)	(0.15)	0.40
Add net unearned premium revenue (after-tax)(2)(3)	3.39	4.15

Total adjustments per share	4.40	7.00

Adjusted book value per share	$24.87	$24.05

(1)—The book value for Non-Core Segments, primarily the international and structured finance insurance segment, does not provide significant economic or shareholder value to MBIA Inc. Amounts are net of any deferred taxes available to MBIA Inc.

(2)—Consists of financial guarantee premiums, net of deferred acquisition costs.

(3)—The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts and the discount rate on insured derivative installment revenue and impairments was 5% as of December 31, 2014 and 2013.

Our “Net unearned premium revenue” adjustment to book value per share consists of unearned premium revenue net of prepaid reinsurance premiums related to financial guarantee insurance contracts and the unamortized portion of insurance-related deferred fee revenue.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,			Percent Change
In millions	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net premiums earned	$289	$366	$492	-21%	-26%
Net investment income	119	142	218	-16%	-35%
Fees and reimbursements	9	7	6	29%	17%
Realized gains (losses) and other settlements on insured derivatives	1	3	1	-67%	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	26	29	121	-10%	-76%
Net investment losses related to other-than-temporary impairments	(15)	—	—	n/m	—%
Other net realized gains (losses)	14	(29)	—	-148%	n/m

Total revenues	443	518	838	-14%	-38%

Losses and loss adjustment	(10)	105	21	-110%	n/m
Amortization of deferred acquisition costs	61	78	103	-22%	-24%
Operating	55	84	145	-35%	-42%

Total expenses	106	267	269	-60%	—%

Income (loss) before income taxes	337	251	569	34%	-56%
Provision (benefit) for income taxes	115	82	188	40%	-56%

Net income (loss)	$222	$169	$381	31%	-56%

n/m—Percent change not meaningful.

During 2014, National insured $343 million of par, including $300 million relating to the DWSD Bonds. Subsequent to December 31, 2014, National insured an additional $26 million of gross par exposure, through February 26, 2015. Low interest rates, narrow spreads and competitive pricing levels continue to severely limit new business opportunities. As of December 31, 2014, National was rated AA+ with a stable outlook by Kroll Bond Rating Agency, AA- with a stable outlook by S&P and A3 with a negative outlook by Moody’s. With these current ratings, National seeks to support the credit enhancement needs of municipal debt issuers across the U.S. National maintains underwriting criteria for most municipal risk types and expects opportunities for new business across the spectrum of municipal sectors. National’s underwriting criteria does not limit it to particular sectors. We expect that the majority of its new business will be in the general obligation, tax-backed and revenue bond sectors.

OPERATING INCOME (LOSS) In addition to the above results, we also analyze the operating performance of our U.S. public finance insurance segment using operating income (loss), a non-GAAP measure. We believe operating income (loss), as used by management, is useful for an understanding of the results of operations of the Company. Operating income (loss) is not a substitute for net income (loss) determined in accordance with GAAP, and our definition of operating income (loss) may differ from that used by other companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents a reconciliation of GAAP net income (loss) to operating income (loss) for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
In millions	2014	2013	2012
Net income (loss)	$222	$169	$381
Less: after-tax adjustments:
Net gains (losses) on sales of investments(1)	11	18	68
Net investment losses related to OTTI	(10)	—	—

Operating income (loss)	$221	$151	$313

(1)—Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” and the corresponding tax effects are reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

For the year ended December 31, 2014, our U.S. public finance insurance segment’s operating income increased when compared with 2013 primarily as a result of decreases in insurance losses and LAE, consulting fees and legal and litigation related costs and a lower impairment charge on our Armonk, New York facility. These changes were partially offset by lower premiums earned and lower net investment income.

For the year ended December 31, 2013, our U.S. public finance insurance segment’s operating income decreased when compared with 2012 primarily as a result of decreases in net premiums earned and net investment income and an increase in insurance losses and LAE. These changes were partially offset by a decrease in legal and litigation related costs.

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for 2014 compared with 2013 resulted from decreases in refunded premiums earned of $39 million and scheduled premiums earned of $38 million. The decrease in net premiums earned for 2013 compared with 2012 resulted from decreases in refunded premiums earned of $102 million and $24 million in scheduled premiums earned. Scheduled premium earnings declined due to the refunding and maturity of insured issues within our U.S. public finance portfolio with no material new insurance writings. Refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of scheduled premiums that would have been earned in the current period. Refundings have experienced a decline when compared to the prior period due to an overall decrease in municipal market issuance.

NET INVESTMENT INCOME The decreases in net investment income for 2014 compared with 2013 and 2012 were primarily due to lower yields on investment assets as a result of the repayment of a higher yielding secured loan by MBIA Corp. in May of 2013.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for 2014 compared with 2013 and 2012 were principally due to decreases in net realized gains from the sales of securities from the ongoing management of our U.S. public finance insurance investment portfolio partially offset by mark-to-market gains on financial instruments.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to OTTI for 2014 was primarily related to one impaired security for which a loss was recognized as the difference between its amortized cost and the net present value of its projected cash flows. This OTTI resulted from liquidity concerns, downgrades in credit and other adverse financial conditions of the issuer. Refer to the “Liquidity” section included herein for additional information about impaired investments.

OTHER NET REALIZED GAINS (LOSSES) Other net realized gains (losses) for 2014 included an insurance recovery received on an errors and omissions liability policy of $18 million, partially offset by an additional impairment charge on our Armonk, New York facility of $3 million. Other net realized gains (losses) for 2013 related to an impairment charge of $29 million on our Armonk, New York facility.

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

The following table presents information about our U.S. public finance insurance loss and LAE expenses for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,			Percent Change
In millions	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Loss and LAE related to expected payments	$(30)	$29	$67	n/m	-57%
Recoveries of expected payments	20	76	(46)	-74%	n/m

Gross losses incurred	(10)	105	21	-110%	n/m
Reinsurance	—	—	—	—%	—%

Losses and loss adjustment expenses	$(10)	$105	$21	-110%	n/m

n/m—Percent change not meaningful.

The benefit in losses and LAE for the year ended December 31, 2014 primarily related to decreases in reserves for certain general obligation bonds, partially offset by increases in reserves for Puerto Rico exposures. The losses and LAE for the year ended December 31, 2013 primarily related to certain general obligation bonds and a loss related to the difference in the value of a salvage receivable recorded and the fair market value of the marketable securities received in the third quarter of 2013 in connection with the restructuring of a gaming revenue transaction. Any subsequent change in the fair market value of the marketable securities is accounted for in accordance with available-for-sale (“AFS”) securities. Refer to “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to AFS securities. For the year ended December 31, 2012, losses and LAE primarily related to certain general obligation bonds and lease transactions.

The following table presents information about our U.S. public finance insurance loss and LAE reserves and recoverables as of December 31, 2014 and 2013:

In millions	December 31, 2014	December 31, 2013	Percent Change
Gross loss and LAE reserves	$70	$147	-52%
Expected recoveries on unpaid losses	(25)	(60)	-58%

Loss and LAE reserves	$45	$87	-48%

Insurance loss recoverable	$4	$13	-69%
Reinsurance recoverable on paid and unpaid losses(1)	$1	$1	—%

(1)—Reported within “Other assets” on our consolidated balance sheets.

Loss and LAE reserves as of December 31, 2014 decreased compared with December 31, 2013 primarily as a result of decreases in expected payments on certain general obligation bonds, partially offset by increases in expected payments for Puerto Rico exposures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and National has already paid a claim and also for which a payment default has not yet occurred, but a claim is expected in the future. The following table includes LAE reserves, but excludes par outstanding, as of December 31, 2014 and 2013 for one issue that had no expected future claim payments, but for which National was obligated to pay LAE incurred in prior periods. As of December 31, 2014 and 2013, loss and LAE reserves comprised the following:

$ in millions	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Gross of reinsurance:
Issues with defaults	4	7	$19	$74	$123	$621
Issues without defaults	7	7	26	13	1,501	87

Total gross of reinsurance	11	14	$45	$87	$1,624	$708

(1)—An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

Par outstanding as of December 31, 2014 increased compared with December 31, 2013 as a result from the addition of a Puerto Rico issue to our “Classified List.”

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the years ended December 31, 2014, 2013 and 2012 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Gross expenses	$56	$84	$145	-33%	-42%

Amortization of deferred acquisition costs	$61	$78	$103	-22%	-24%
Operating	55	84	145	-35%	-42%

Total insurance operating expenses	$116	$162	$248	-28%	-35%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the year ended December 31, 2014 compared with 2013 due to decreases in consulting fees and legal and litigation related costs. Gross expenses decreased for the year ended December 31, 2013 compared with 2012 due to decreases in legal and litigation related costs.

Amortization of deferred acquisition costs decreased for the year ended December 31, 2014 compared with 2013 due to lower refunding activity in 2014. Amortization of deferred acquisition costs decreased for the year ended December 31, 2013 compared with 2012 due to higher refunding activity in 2012. We did not defer a material amount of policy acquisition costs during 2014, 2013 or 2012.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents the credit quality distribution of MBIA’s U.S. public finance outstanding gross par insured as of December 31, 2014 and 2013. Capital appreciation bonds (“CABs”) are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	December 31, 2014		December 31, 2013
Rating	Amount	%	Amount	%
AAA	$11,364	5.1%	$16,293	5.9%
AA	107,399	48.3%	133,188	48.1%
A	80,744	36.3%	99,631	36.0%
BBB	17,131	7.7%	23,127	8.3%
Below investment grade	5,655	2.6%	4,607	1.7%

Total	$222,293	100.0%	$276,846	100.0%

U.S. Public Finance Insurance Puerto Rico Exposures

The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of December 31, 2014.

In millions	Gross Par Outstanding	National Internal Rating
Puerto Rico Electric Power Authority (PREPA)(1)	$1,422	d
Puerto Rico Commonwealth GO(1)	1,114	bbb3
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)(1)	792	bb3
Puerto Rico Sales Tax Financing Corporation (COFINA)(1)	684	a3
Puerto Rico Government Development Bank GO	267	bbb3
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	127	bb2
University of Puerto Rico System Revenue	92	bbb3
Inter American University of Puerto Rico Inc.	28	a3
Puerto Rico Industrial Development Company	15	bbb2

Total	$4,541

(1)—Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy.

In June of 2014, the Governor of Puerto Rico signed into law the Public Corporations Debt Enforcement and Recovery Act (the “Recovery Act”) that established a bankruptcy framework for public corporations including PRHTA (highway authority), PREPA (power authority) and Puerto Rico Aqueduct and Sewer Authority (water and sewer authority). The legislature’s statement of motives for the Recovery Act excludes certain other entities from seeking relief under the Recovery Act, including, among others, Puerto Rico, COFINA, the Government Development Bank of Puerto Rico (“GDB”), the University of Puerto Rico, and the Puerto Rico Industrial Development Company. According to the government, the intent of the Recovery Act was to stabilize the island’s fiscal condition and protect and reinforce Puerto Rico’s credit. The law was immediately challenged on constitutional grounds in U.S. District Court by a number of bondholders. Largely as a result of the Recovery Act being interpreted as an unwillingness to pay, the ratings of the Commonwealth and all other Puerto Rico issuers were downgraded to non-investment grade status except for COFINA. These rating downgrades have limited traditional market access for the Commonwealth and its instrumentalities and caused liquidity constraints. In February of 2015, the Recovery Act was ruled unconstitutional. Following this, an appeal was filed to the U.S. Court of Appeals by Puerto Rico. The appeal is pending.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

While Puerto Rico is experiencing fiscal stress that could lead to defaults on its debt obligations, it has taken steps to address its significant financial challenges by the passage of a balanced general fund budget for the fiscal year ending June 30, 2015, the passing of comprehensive reform of its employee retirement system, and the enactment of the Fiscal Sustainability Act, which allows the government to exercise emergency powers, including steps to lower spending on government operations and labor, to deal with its fiscal crisis.

Although we have downgraded our internal rating of certain Puerto Rico issuers to below investment grade, all of the insured obligations included in the preceding table are presently current on debt service payments.

National’s outstanding gross par exposure to Puerto Rico was reduced by $290 million on July 1, 2014 as a result of debt service payments made by Puerto Rico, including $109 million and $54 million of debt service payments on exposure to PREPA and PRTHA, respectively. Following the July 1 debt service payment date, PREPA announced that it did not make a June 25, 2014 deposit to the bond service account and redemption account used to fund debt service payments on its bonds. PREPA also announced that in order to cover the shortfall in the amounts available to make the July 1 debt service payment, the trustee for the bonds withdrew approximately $41.6 million from the reserve account for the bonds, which amount included approximately $10.6 million in excess of the amount of interest determined by PREPA to be payable on the bonds within the ensuing twelve months. In August of 2014, National, along with other insurers and certain bondholders provided a forbearance and amendment through March 31, 2015. The forbearance and amendment provides PREPA with access to approximately $280 million in its construction fund for payment of current expenses and capital improvements, subject to certain terms and conditions. As part of the conditions to the forbearance, PREPA retained a Chief Restructuring Officer and agreed to certain disclosure covenants, including weekly cash flow forecasts, a report on its accounts receivables, and a draft business plan. PREPA has requested an extension of the forbearance agreement through June of 2015.

Meanwhile, the Governor of Puerto Rico has been pushing legislative steps to restore the financial health of PRHTA and eliminate the recurring need for deficit financing from the GDB. Through October of 2014, National and certain other bond insurers were actively engaged in discussions with the GDB and PRHTA’s advisors regarding legislative steps that would support PRHTA. The legislation was signed into law by the Governor of Puerto Rico in January of 2015 and provides for an increase in the aggregate petroleum products tax from $9.25 per barrel to $15.50 per barrel, the reallocation of a portion of the petroleum products tax to another entity, and allows for transfer of certain PRHTA debts to another entity for repayment. The legislation has undergone amendments since its passage, and it is possible that the legislature may pass further amendments to the bill.

In February of 2015, S&P and Moody’s further downgraded the ratings of all the issuers of Puerto Rico and its instrumentalities, including COFINA, to below investment grade ratings with a negative outlook due to narrowing liquidity, sluggish economic growth and uncertainty regarding the administration’s proposed tax legislation.

International and Structured Finance Insurance

Our international and structured finance insurance portfolio is principally operated through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, non-U.S. public finance and global structured finance insured obligations when due or, in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain guaranteed investment contracts written by MBIA Inc. are insured by MBIA Corp., and if MBIA Inc. or such subsidiaries were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments under its insurance policies. MBIA Corp. also insured debt obligations of other affiliates, including GFL and MBIA Investment Management Corp. (“IMC”). MBIA Corp. has also written insurance policies guaranteeing the obligations under credit default swaps (“CDS”) contracts of an affiliate, LaCrosse Financial Products, LLC (“LaCrosse”), including termination payments that may become due in certain events, including the insolvency or payment defaults of MBIA Corp. or LaCrosse. MBIA Insurance Corporation also provides reinsurance to its insurance subsidiaries.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

MBIA Corp. insures non-U.S. public finance and global structured finance, including asset-backed, obligations. MBIA Corp. has insured sovereign-related and sub-sovereign bonds, utilities, privately issued bonds used for the financing of projects that include toll roads, bridges, airports, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, and leases for equipment, aircraft and real estate property. We no longer insure new credit derivative contracts except for transactions related to the reduction of existing derivative exposure.

The following table presents our international and structured finance insurance segment results for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,			Percent Change
In millions	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net premiums earned	$144	$143	$179	1%	-20%
Net investment income	16	14	28	14%	-50%
Fees and reimbursements	87	85	146	2%	-42%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(445)	(1,548)	(407)	-71%	n/m
Unrealized gains (losses) on insured derivatives	903	1,777	1,870	-49%	-5%

Net change in fair value of insured derivatives	458	229	1,463	100%	-84%
Net gains (losses) on financial instruments at fair value and foreign exchange	—	24	38	-100%	-37%
Net investment losses related to other-than-temporary impairments	—	—	(45)	—%	-100%
Other net realized gains (losses)	12	—	1	n/m	-100%
Revenues of consolidated VIEs:
Net investment income	50	51	53	-2%	-4%
Net gains (losses) on financial instruments at fair value and foreign exchange	52	165	8	-68%	n/m
Other net realized gains (losses)	—	5	—	-100%	n/m

Total revenues	819	716	1,871	14%	-62%

Losses and loss adjustment	143	12	29	n/m	-59%
Amortization of deferred acquisition costs	78	96	112	-19%	-14%
Operating	56	98	135	-43%	-27%
Interest	110	160	237	-31%	-32%
Expenses of consolidated VIEs:
Operating	9	12	20	-25%	-40%
Interest	39	40	42	-3%	-5%

Total expenses	435	418	575	4%	-27%

Income (loss) before income taxes	384	298	1,296	29%	-77%
Provision (benefit) for income taxes	134	101	432	33%	-77%

Net income (loss)	$250	$197	$864	27%	-77%

n/m—Percent change not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

For the years ended December 31, 2014, 2013 and 2012, we did not have any new international and structured finance insurance writings. The lack of insurance writings in our international and structured finance insurance segment reflects the insurance financial strength credit ratings assigned to MBIA Corp. by the major rating agencies. We do not expect to write new business in our international and structured finance insurance segment in the foreseeable future and our primary strategies are risk reduction, loss mitigation and value preservation. As of December 31, 2014, MBIA Corp.’s total insured gross par outstanding was $55.2 billion. Since December 31, 2007, our total insured gross par outstanding has decreased approximately 83% from $331.2 billion. Furthermore, MBIA UK is no longer licensed to write new business as a result of being placed in run-off during 2013, and any new financial guarantee insurance would require regulatory approval.

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating variable interest entities (“VIEs”). In addition, we generate net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,			Percent Change
In millions	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net premiums earned:
Non-U.S.	$110	$95	$117	16%	-19%
U.S.	34	48	62	-29%	-23%

Total net premiums earned	$144	$143	$179	1%	-20%

VIEs (eliminated in consolidation)	$14	$15	$15	-7%	—%

Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Net premiums earned increased slightly for 2014 compared with 2013 primarily due to an increase in refunded premiums earned from the termination of a policy, partially offset by decreases in scheduled premiums earned from the maturity and early settlement of insured transactions with no material writings of new insurance policies. Net premiums earned decreased for 2013 compared with 2012 primarily due to the maturity and early settlement of insured transactions with no material writings of new insurance policies.

FEES AND REIMBURSEMENTS The increase in fees and reimbursements for 2014 compared with 2013 was primarily due to an increase in termination and waiver and consent fees related to ongoing management of our international and structured finance insurance business, partially offset by a decrease in ceding commission income from National. The decrease in fees and reimbursements for 2013 compared with 2012 was primarily due to a decrease in waiver and consent fees related to the ongoing management of our international and structured finance insurance business. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The following table presents the net premiums and fees earned related to derivatives and the components of the net change in fair value of insured derivatives for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,			Percent Change
In millions	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net premiums and fees earned on insured derivatives	$18	$35	$57	-49%	-39%
Realized gains (losses) on insured derivatives	(463)	(1,583)	(464)	-71%	n/m

Realized gains (losses) and other settlements on insured derivatives	(445)	(1,548)	(407)	-71%	n/m
Unrealized gains (losses) on insured derivatives	903	1,777	1,870	-49%	-5%

Net change in fair value of insured derivatives	$458	$229	$1,463	100%	-84%

n/m—Percent change not meaningful.

The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and scheduled amortizations. For the year ended December 31, 2014, realized losses on insured derivatives resulted primarily from settlements and claim payments on CMBS transactions.

For the year ended December 31, 2014, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations. For the year ended December 31, 2013, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations, a decline in the weighted average life on transactions and favorable changes in spread/prices on the underlying collateral, partially offset by the effects of MBIA’s nonperformance risk on its derivative liabilities. For the year ended December 31, 2012, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations, the effects of MBIA Corp.’s nonperformance risk on its derivative liabilities and result of favorable movements in spreads and pricing on collateral within transactions, partially offset by collateral erosion.

As of December 31, 2014, MBIA Corp.’s five year CDS cost was 16.71% upfront plus 5% per annum compared with 13.63% upfront plus 5% per annum and 48.75% upfront plus 5% per annum as of December 31, 2013 and 2012, respectively. As of December 31, 2014 and 2013, the fair value of MBIA Corp.’s insured CDS liability was $244 million and $1.2 billion, respectively. Our mark-to-market on insured credit derivatives uses the most appropriate of the one to ten year CDS cost for each transaction, and those costs ranged from 3.68% upfront plus 5% per annum to 18.98% upfront plus 5% per annum as of December 31, 2014. As of December 31, 2013, those costs ranged from 2.00% upfront plus 5% per annum to 19.25% upfront plus 5% per annum. As of December 31, 2012, those costs ranged from 37.50% upfront plus 5% per annum to 50.50% upfront plus 5% per annum.

As of December 31, 2014, MBIA Corp. had $9.5 billion of gross par outstanding on insured credit derivatives compared with $24.0 billion on December 31, 2013. The decrease in gross par outstanding was primarily due to commutations, contractual terminations, amortizations and maturities. During the year ended December 31, 2014, thirteen insured issues, representing $13.5 billion in gross par outstanding, either matured or were contractually terminated. As of December 31, 2014, 19 insured issues remained, of which 10 insured issues with total gross par outstanding of $7.5 billion are scheduled to mature between 2015 and 2016.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Since our insured credit derivatives have similar terms, conditions, risks, and economic profiles as our financial guarantee insurance policies, we evaluate them for impairment periodically in the same way that we estimate loss and LAE for our financial guarantee policies. Credit impairments on insured derivatives represent actual payments plus the present values of our estimates of expected future claim payments, net of expected future recoveries. MBIA Corp.’s expected future claim payments were discounted using a rate of 5.17%, the same rate used to calculate its statutory loss reserves as of December 31, 2014. MBIA UK used a rate of 2.20% to discount its expected future claim payments and statutory loss reserves. We estimated that additional credit impairments on insured derivatives (excluding LAE) for the year ended December 31, 2014 were $79 million across eight insured issues. As of December 31, 2014, statutory loss and LAE reserves related to credit impairments were $129 million. Refer to the following “Loss and Loss Adjustment Expenses” section for additional information about credit impairments on insured derivatives.

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

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The decreases in net gains on financial instruments at fair value and foreign exchange for 2014 compared with 2013 and 2012 were primarily due to realized losses from foreign currency revaluation related to Chilean Unidad de Fomento and decreases in net realized gains from the sales of securities.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to OTTI for 2012 related to impaired securities that were written down to their fair values as it was our intent to sell the securities before an expected recovery of their fair values to their amortized costs. Refer to “Liquidity” section herein for additional information about impaired investments.

OTHER NET REALIZED GAINS (LOSSES) Other net realized gains (losses) for 2014 primarily related to an insurance recovery received on an errors and omissions liability policy.

REVENUES OF CONSOLIDATED VIEs For 2014, total revenues of consolidated VIEs were $102 million compared with total revenues of $217 million for 2013 and $61 million for 2012. The decrease in revenues of consolidated VIEs for 2014 when compared to 2013 was primarily related to a decrease in net gains from second-lien RMBS put-back claims on ineligible mortgage loans. The increase in revenues of consolidated VIEs for 2013 when compared to 2012 was primarily related to an increase in net gains from second-lien RMBS put-back claims on ineligible mortgage loans.

LOSS AND LOSS ADJUSTMENT EXPENSES MBIA’s insured portfolio management group within our international and structured finance insurance business is responsible for monitoring international and structured finance insured obligations. The level and frequency of monitoring of any insured obligation depends on the type, size, rating and performance of the insured issue.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Summary of Financial Guarantee Insurance Losses and LAE

The following table presents information about our financial guarantee insurance losses and LAE recorded in accordance with GAAP for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,			Percent Change
In millions	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Losses and LAE related to expected payments	$72	$69	$412	4%	-83%
Recoveries of expected payments	71	(56)	(382)	n/m	-85%

Gross losses incurred	143	13	30	n/m	-57%
Reinsurance	—	(1)	(1)	-100%	—%

Losses and loss adjustment expenses	$143	$12	$29	n/m	-59%

n/m—Percent change not meaningful

For 2014, the increase in losses and LAE related to expected payments of $72 million primarily related to insured first-lien RMBS transactions, high yield corporate CDOs and other activity, partially offset by benefits related to an international road transaction and ABS CDOs. The decrease in recoveries of expected payments of $71 million primarily related to decreases of projected collections from excess spread within insured second-lien RMBS securitizations and expected recoveries on an international road transaction, partially offset by an increase in recoveries of expected payments related to insured first-lien RMBS transactions.

Excess spread is generated by performing loans within insured second-lien RMBS securitizations and is the difference between interest inflows on mortgage loan collateral and interest outflows on insured beneficial interests. The amount of excess spread depends on the future loss trends (which include future delinquency trends, average time to charge-off delinquent loans and the availability of pool mortgage insurance), the future spread between prime and the London Interbank Offered Rate (“LIBOR”) interest rates, and borrower refinancing behavior which results in voluntary prepayments. Minor deviations in loss trends and voluntary prepayments may substantially impact the amounts we collect from excess spread.

For 2013, the increase in losses and LAE related to expected payments of $69 million primarily related to insured second-lien RMBS transactions and other activity. This was partially offset by a benefit related to insured first-lien RMBS transactions. Included in the increase in recoveries of expected payments of $56 million were recoveries primarily resulting from ineligible mortgage loans included in insured exposures and activity related to insured first-lien transactions, partially offset by a reduction in excess spread within the securitizations. In addition, there was a decrease in other activity that related to a reversal of recoveries related to high yield corporate CDOs, partially offset by an increase in recoveries related to an international road transaction.

For 2012, the increase in losses and LAE related to expected payments of $412 million primarily related to insured second-lien RMBS transactions, insured first-lien RMBS transactions and other activity. Included in the increase in recoveries of expected payments of $382 million were recoveries related to second-lien RMBS transactions resulting from ineligible mortgage loans included in insured exposures that were subject to contractual obligations by sellers/servicers to repurchase or replace such mortgage loans. This was partially offset by a reduction in excess spread within the securitizations.

For the years ended December 31, 2014, 2013 and 2012, losses and LAE incurred included the elimination of a $20 million expense, a $56 million benefit and a $140 million expense, respectively, as a result of the consolidation of VIEs. The $20 million expense elimination for the year ended December 31, 2014 included gross losses related to expected payments of $21 million, partially offset by gross recoveries of expected payments of $1 million. The $56 million benefit for the year ended December 31, 2013 included gross recoveries of expected payments of $98 million, partially offset by gross losses related to expected payments of $42 million. The $140 million expense for the year ended December 31, 2012 included gross losses related to expected payments of $100 million and recoveries of expected payments of $40 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents information about our insurance reserves and recoverable as of December 31, 2014 and 2013. The Company’s insurance loss recoverable represents expected potential recoveries of paid claims based on probability-weighted net cash inflows discounted at applicable risk-free rates as of the measurement date.

	December 31, 2014	December 31, 2013
In millions			Percent Change
Gross loss and LAE reserves	$583	$700	-17%
Expected recoveries on unpaid losses	(122)	(146)	-16%

Loss and LAE reserves	$461	$554	-17%

Insurance loss recoverable	$529	$681	-22%
Insurance loss recoverable—ceded(1)	$1	$5	-80%
Reinsurance recoverable on paid and unpaid losses(2)	$6	$7	-14%

(1)—Reported within “Other liabilities” on our consolidated balance sheets.

(2)—Reported within “Other assets” on our consolidated balance sheets.

Included in MBIA Corp.’s loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves, but excludes par outstanding, as of December 31, 2014 and 2013 for two issues and one issue, respectively, that had no expected future claim payments or par outstanding, but for which MBIA Corp. was obligated to pay LAE incurred in prior periods. As of December 31, 2014 and 2013, loss and LAE reserves comprised the following:

	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
$ in millions	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Gross of reinsurance:
Issues with defaults	104	103	$344	$388	$4,885	$6,124
Issues without defaults	7	20	117	166	1,492	1,029

Total gross of reinsurance	111	123	$461	$554	$6,377	$7,153

(1)—An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

As of December 31, 2014, we had loss and LAE reserves related to our remaining insured first and second-lien RMBS exposure of $354 million before eliminating $21 million of loss and LAE reserves related to our consolidated VIEs. The loss and LAE reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the excess spread we expect from the performing mortgage loans in the securitizations. As payments are made, a portion of those expected future receipts is recorded within “Insurance loss recoverable” on our consolidated balance sheets. The payments that we make virtually all go to reduce the principal balances of the securitizations.

Aggregate Losses and LAE

MBIA Corp. faces significant risks and uncertainties related to potential or actual losses from its first and second-lien RMBS, CDOs and other insured exposures. Continued significant adverse developments and higher than expected payments on these exposures and/or lower than expected recoveries on the RMBS exposures, could result in a decline in the Company’s liquidity and statutory capital position.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

All amounts presented in the following aggregate losses and LAE tables are calculated in accordance with GAAP, with the exception of those related to insured credit derivative impairments. The amounts reported in aggregate losses and LAE for insured credit derivative impairments are calculated in accordance with U.S. STAT because GAAP does not contain a comparable measurement basis for these contracts. All losses and recoverables reported in the following tables are measured using discounted probability-weighted cash flows. Losses and recoverables on VIEs that are eliminated in consolidation are included because the consolidation of these VIEs does not impact whether or not we will be required to make payments under our insurance contracts. As a result of the different accounting bases of amounts included in the following tables, the total provided in each table represents a non-GAAP measure.

The following tables present the aggregate change in the discounted values of net payments expected to be made on all insurance contracts for the years ended December 31, 2014, 2013 and 2012:

Aggregate Losses and LAE (change in discounted values of net payments)

	Year Ended December 31, 2014
In millions	Second-lien RMBS(1)	First-lien RMBS	CDOs(2)	Other(3)	Total
Increase (decrease) in expected payments	$16	$102	$115	$(56)	$177
(Increase) decrease in expected salvage	74	(36)	(3)	30	65

Total aggregate losses and LAE	$90	$66	$112	$(26)	$242

(1)—Includes HELOC loans and CES.

(2)—Includes ABS CDOs, CMBS and other CDOs.

(3)—Primarily represents international road and utility transactions.

	Year Ended December 31, 2013
In millions	Second-lien RMBS(1)	First-lien RMBS	CDOs(2)	Other(3)	Total
Increase (decrease) in expected payments	$154	$(56)	$539	$81	$718
(Increase) decrease in expected salvage	(206)	(10)	74	(27)	(169)

Total aggregate losses and LAE	$(52)	$(66)	$613	$54	$549

(1)—Includes HELOC loans and CES.

(2)—Includes ABS CDOs, CMBS and other CDOs.

(3)—Primarily represents an international road transaction.

	Year Ended December 31, 2012
In millions	Second-lien RMBS(1)	First-lien RMBS	CDOs(2)	Other	Total
Increase (decrease) in expected payments	$346	$146	$804	$10	$1,306
(Increase) decrease in expected salvage	(333)	1	32	(8)	(308)

Total aggregate losses and LAE	$13	$147	$836	$2	$998

(1)—Includes HELOC loans and CES.

(2)—Includes ABS CDOs, CMBS and other CDOs.

The decrease in total aggregate losses and LAE for 2014 compared with 2013 was primarily due to decreases in expected payments on CMBS and second-lien RMBS exposures and favorable changes in projected collections from excess spread within insured second-lien RMBS securitizations. These decreases were partially offset by a decrease in recoveries of ineligible mortgage loans included in insured second-lien RMBS exposures.

The decrease in total aggregate losses and LAE for 2013 compared with 2012 was primarily due to decreases in expected payments on CMBS and first and second-lien RMBS exposures, partially offset by a decrease in expected salvage primarily related to lower expected recoveries resulting from excess spread within the RMBS securitizations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

In addition to the information presented above, the following tables present aggregate losses and LAE for the years ended December 31, 2014, 2013 and 2012 by insurance type:

Aggregate Losses and LAE by Insurance Type (change in discounted values of net payments)

	Year Ended December 31, 2014
In millions	Second-lien RMBS(1)	First-lien RMBS	CDOs(2)	Other(3)	Total
Financial guarantee insurance(4)	$70	$65	$33	$(25)	$143
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(5)	20	2	(1)	(1)	20
Insured credit derivatives (statutory basis)(6)	—	(1)	80	—	79

Total aggregate losses and LAE	$90	$66	$112	$(26)	$242

(1)—Includes HELOC loans and CES.

(2)—Includes ABS CDOs, CMBS and other CDOs.

(3)—Primarily represents international road and utility transactions.

(4)—Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(5)—Represents losses eliminated upon the consolidation of insured VIEs.

(6)—Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

	Year Ended December 31, 2013
In millions	Second-lien RMBS(1)	First-lien RMBS	CDOs(2)	Other(3)	Total
Financial guarantee insurance(4)	$(2)	$(70)	$30	$54	$12
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(5)	(50)	3	(9)	—	(56)
Insured credit derivatives (statutory basis)(6)	—	1	592	—	593

Total aggregate losses and LAE	$(52)	$(66)	$613	$54	$549

(1)—Includes HELOC loans and CES.

(2)—Includes ABS CDOs, CMBS and other CDOs.

(3)—Primarily represents an international road transaction.

(4)—Included in “Losses and loss adjustment” as reported on the Company’s consolidated statements of operations.

(5)—Represents losses eliminated upon the consolidation of insured VIEs.

(6)—Represents statutory losses and LAE for insurance contracts accounted for as derivatives. Realized and unrealized gains and losses on these contracts under GAAP are recorded in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.

	Year Ended December 31, 2012
In millions	Second-lien RMBS(1)	First-lien RMBS	CDOs(2)	Other	Total
Financial guarantee insurance(3)	$(151)	$147	$31	$2	$29
Financial guarantee insurance related to consolidated VIEs (eliminated in consolidation)(4)	164	—	(24)	—	140
Insured credit derivatives (statutory basis)(5)	—	—	829	—	829

Total aggregate losses and LAE	$13	$147	$836	$2	$998

(1)—Includes HELOC loans and CES.

(2)—Includes ABS CDOs, CMBS and other CDOs.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the years ended December 31, 2014, 2013 and 2012 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Gross expenses	$58	$104	$140	-44%	-26%

Amortization of deferred acquisition costs	$78	$96	$112	-19%	-14%
Operating	56	98	135	-43%	-27%

Total insurance operating expenses	$134	$194	$247	-31%	-21%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the year ended December 31, 2014 compared with 2013 primarily due to decreases in costs associated with support provided by our corporate segment, compensation expense, consulting fees and legal and litigation related costs. Gross expenses decreased for the year ended December 31, 2013 compared with 2012 primarily due to decreases in legal and litigation related costs.

The decreases in the amortization of deferred acquisition costs for the year ended December 31, 2014 compared with 2013 and 2012 principally reflect the acceleration of deferred costs into earnings in prior periods as policies were terminated. Operating expenses decreased for the year ended December 31, 2014 compared with 2013 and 2012 due to decreases in gross expenses. We did not defer a material amount of policy acquisition costs during the years ended 2014, 2013 or 2012. Policy acquisition costs in these periods were primarily related to commissions and premium taxes on installment policies written in prior periods.

INTEREST EXPENSE Interest expense incurred by our international and structured finance insurance segment decreased for 2014 compared with 2013 and 2012 primarily due to the repayment of a secured loan from National in May of 2013. In addition, during 2013, the interest rate on MBIA Corp.’s surplus notes decreased as a result of the conversion to a floating rate.

EXPENSES OF CONSOLIDATED VIEs For 2014, total expenses of consolidated VIEs were $48 million compared with total expenses of $52 million for 2013 and $62 million for 2012. The decreases in expenses of consolidated VIEs were primarily related to the deconsolidation of VIEs from commutations of insurance policies.

INSURED PORTFOLIO EXPOSURE The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of December 31, 2014 and 2013, 21% and 23%, respectively, of our international and structured finance insured portfolio, was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

International and Structured Finance Insurance Selected Portfolio Exposures

The following is a summary of selected significant exposures within the insured portfolio of our international and structured finance insurance segment. Many of these sectors are and have been considered volatile over the past several years. We may experience considerable incurred losses and future expected payments in certain of these sectors. There can be no assurance that the loss reserves described below will be sufficient or that we will not experience losses on transactions on which we currently have no loss reserves, in particular if the economy deteriorates.

Residential Mortgage Exposure

MBIA Corp. insures mortgage-backed securities backed by residential mortgage loans, including second-lien RMBS transactions (revolving home equity lines of credit (“HELOC”) loans and closed-end second mortgages (“CES”)). MBIA Corp. also insures MBS backed by first-lien alternative A-paper (“Alt-A”) and subprime mortgage loans directly through RMBS securitizations. There was considerable stress and deterioration in the mortgage market since 2008 reflected by heightened delinquencies and losses, particularly related to Alt-A and subprime mortgage loans originated during 2005, 2006 and 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following tables present the gross par outstanding by vintage year of MBIA Corp.’s total direct RMBS insured exposure as of December 31, 2014 and 2013. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

	Gross Par Outstanding as of December 31, 2014
In millions	Prime First-lien	Alt-A First-lien		Subprime First-lien		HELOC Second-lien	CES Second-lien	Total
2005—2007	$13	$1,300		$250		$1,912	$2,143	$5,618
2004 and prior	131	507		588		384	37	1,647

Total gross par	$144	$1,807	(1)	$838	(2)	$2,296	$2,180	$7,265

(1)—Includes international exposure of $511 million.

(2)—Includes international exposure of $4 million.

	Gross Par Outstanding as of December 31, 2013
In millions	Prime First-lien	Alt-A First-lien		Subprime First-lien		HELOC Second-lien	CES Second-lien	Total
2005—2007	$14	$1,564		$358		$2,186	$2,560	$6,682
2004 and prior	167	648		742		500	49	2,106

Total gross par	$181	$2,212	(1)	$1,100	(2)	$2,686	$2,609	$8,788

(1)—Includes international exposure of $589 million.

(2)—Includes international exposure of $8 million.

During the year ended December 31, 2014, we collected approximately $12 million, net of reinsurance and $104 million in payments made, on insured second-lien RMBS transactions, or $25 million after eliminating $38 million of payments and $25 million of excess spread collections made on behalf of consolidated VIEs. Through December 31, 2014, we made claim and LAE payments for 37 out of 43 insured second-lien RMBS policies. The total collections of $116 million on our insured second-lien RMBS transactions comprised $98 million of excess spread and $18 million of mortgage insurance. Mortgage insurance is received periodically from the servicers.

Collateralized Debt Obligations and Related Instruments

As part of our international and structured finance insurance activities, MBIA Corp. typically provided guarantees on senior and, in a limited number of cases, mezzanine tranches of CDOs, as well as protection on structured CMBS pools and corporate securities, and CDS referencing such securities. The following discussion, including reported amounts and percentages, includes insured CDO transactions consolidated by the Company as VIEs.

As of December 31, 2014, MBIA Corp.’s $13.8 billion CDO portfolio represented 25% of its total insured gross par outstanding of $55.2 billion. As of December 31, 2013, MBIA Corp.’s $29.7 billion CDO portfolio represented 37% of its total insured gross par outstanding of $80.4 billion. In addition to the below table, MBIA Corp. insures approximately $519 million in CRE loan pools, primarily comprising European assets. The distribution of our insured CDO and related instruments portfolio by collateral type is presented in the following table:

In billions	Gross Par Outstanding as of
Collateral Type	December 31, 2014	December 31, 2013	Percent Change
Multi-sector CDOs	$1.0	$1.5	-33%
Investment grade corporate CDOs	6.8	15.6	-56%
High yield corporate CDOs	3.7	4.3	-14%
Structured CMBS pools	1.5	7.1	-79%
CRE CDOs	0.8	1.2	-33%

Total	$13.8	$29.7	-54%

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

U.S. Public Finance and International and Structured Finance Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The following table presents information about our reinsurance agreements as of December 31, 2014 for our U.S. public finance and international and structured finance insurance operations:

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/ Trust Accounts	Reinsurance Recoverable(1)
Assured Guaranty Re Ltd.	AA (Stable Outlook)	Baa1 (Negative Outlook)	$3,634	$32	$1
Assured Guaranty Corp.	AA (Stable Outlook)	A3 (Negative Outlook)	2,019	—	6
Overseas Private Investment Corporation	AA+ (Stable Outlook)	Aaa (Stable Outlook)	289	—	—
Others	A- or above	A2 or above	145	2	—

Total			$6,087	$34	$7

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

As of December 31, 2014, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $6.1 billion compared with $7.1 billion as of December 31, 2013. As of December 31, 2014, $5.1 billion of the ceded par outstanding was ceded from our U.S. public finance insurance segment and $1.0 billion was ceded from our international and structured finance insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Corporate

Our corporate segment consists of general corporate activities, including providing general support services to MBIA’s other operations and asset and debt management. General support services are provided by our service company, MBIA Services Corporation (“MBIA Services”), formerly Optinuity Alliance Resources Corporation. MBIA Services provides various support services including, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. Asset and debt management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiaries, IMC and GFL. MBIA Inc. issued debt to finance the operations of the MBIA group. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It also provided customized products for funds that are invested as part of asset-backed or structured product transactions. GFL raised funds through the issuance of MTNs with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. The Company ceased issuing these investment agreements and MTNs and the outstanding liability balances and corresponding asset balances have declined over time as liabilities mature, terminate or are retired. All of the debt within the corporate segment is managed collectively and is serviced by the financial resources available to MBIA Inc. Asset management activities support the Company’s funded liabilities, provide for opportunities in investments and provide general liquidity support to MBIA Inc.

The following table summarizes the consolidated results of our corporate segment for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,			Percent Change
In millions	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net investment income	$38	$40	$57	-5%	-30%
Fees	58	81	158	-28%	-49%
Net gains (losses) on financial instruments at fair value and foreign exchange	53	34	(128)	56%	-127%
Net investment losses related to other-than-temporary impairments	—	—	(60)	—%	-100%
Net gains (losses) on extinguishment of debt	3	22	6	-86%	n/m
Other net realized gains (losses)	1	—	—	n/m	—%
Revenues of consolidated VIEs:
Other net realized gains (losses)	(5)	(14)	—	-64%	n/m

Total revenues	148	163	33	-9%	n/m

Operating	94	163	121	-42%	35%
Interest	109	125	160	-13%	-22%

Total expenses	203	288	281	-30%	2%

Income (loss) before income taxes	(55)	(125)	(248)	-56%	-50%
Provision (benefit) for income taxes	(173)	(15)	(179)	n/m	-92%

Net income (loss)	$118	$(110)	$(69)	n/m	59%

n/m—Percent change not meaningful.

NET INVESTMENT INCOME The decreases in net investment income for 2014 compared with 2013 and 2012 were primarily due to lower average asset balances as investments were sold to generate liquidity and repay or repurchase liabilities.

FEES Fees are generated from support services provided to the Company’s other operating businesses on a fee-for-service basis. Fees for 2014 decreased compared with 2013 and 2012 primarily due to declines in fees paid by our conduit segment for administrative and other services. During the second quarter of 2014, we dissolved our conduit segment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for 2014 compared with 2013 was primarily due to foreign currency exchange gains on Euro denominated liabilities from changes in the U.S. dollar\Euro foreign exchange rate, an increase in realized gains from asset sales and changes in the fair value of outstanding warrants issued on MBIA Inc. common stock. The changes in the fair value of outstanding warrants were primarily attributable to fluctuations in MBIA Inc.’s stock price and volatility, which are used in the valuation of the warrants. This favorable change was partially offset by losses on fair valuing financial instruments. The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for 2013 compared with 2012 was primarily due to derivative gains in 2013 compared with losses in 2012 and a decline in losses from the sale of investments. This favorable change was partially offset by an increase of losses on MTNs that are carried at fair value.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to OTTI for 2012 related to impaired securities that were written down to their fair values as it was our intent to sell the securities before an expected recovery of their fair values to their amortized costs. Refer to “Liquidity” section herein for additional information about impaired investments.

NET GAINS (LOSSES) ON EXTINGUISHMENT OF DEBT Net gains (losses) on extinguishment of debt was primarily due to gains from terminations of MTNs and investment agreements issued by the Company.

REVENUES OF CONSOLIDATED VIEs For 2014 and 2013, total revenues of consolidated VIEs related to net losses as a result of the deconsolidation of VIEs.

OPERATING EXPENSES Operating expenses for 2014 decreased compared with 2013 primarily due to decreases in expenses related to the settlement with Bank of America that occurred in 2013 and lower compensation expense in 2014. Operating expenses for 2013 increased compared with 2012 primarily due to an increase in compensation expense related to severance and expenses related to the settlement with Bank of America that occurred in 2013.

INTEREST EXPENSE Interest expense incurred by our corporate segment decreased for 2014 compared with 2013 and 2012 primarily due to the continued maturity and repurchases of liabilities by the Company.

PROVISION (BENEFIT) FOR INCOME TAXES The 2014 benefit for income taxes includes a favorable adjustment of $87 million for the release of the full valuation allowance against the deferred tax asset which resulted from the sales of previously impaired investments. In addition for 2014, there was a $61 million reversal in our reserve for uncertain tax positions. The 2013 benefit for income taxes was impacted by an unfavorable increase in the reserve for uncertain tax positions, additional state tax expense and the non deductibility of the valuation on warrants issued by the Company. The 2012 benefit for income taxes was favorably impacted by the release of a portion of the valuation allowance against the deferred tax asset.

OPERATING INCOME (LOSS) In addition to the above results, we also analyze the operating performance of our corporate segment using operating income (loss), a non-GAAP measure. We believe operating income (loss), as used by management, is useful for an understanding of the results of operations of the Company. Operating income (loss) is not a substitute for net income (loss) determined in accordance with GAAP, and our definition of operating income (loss) may differ from that used by other companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents a reconciliation of GAAP net income (loss) to operating income (loss) for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
In millions	2014	2013	2012
Net income (loss)	$118	$(110)	$(69)
Less: after-tax adjustments:
Mark-to-market gains (losses) on financial instruments(1)	(15)	42	24
Foreign exchange gains (losses)(1)	62	(3)	(4)
Net gains (losses) on sales of investments(1)	17	(3)	(61)
Net investment losses related to OTTI	—	—	(39)
Net gains (losses) on extinguishment of debt	2	14	—
Tax valuation allowance on adjustments(2)	87	5	92

Operating income (loss)	$(35)	$(165)	$(81)

(1)—Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” and the corresponding tax effects are reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(2)—Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

For the year ended December 31, 2014, our corporate segment’s operating loss decreased when compared with 2013 primarily as a result of decreases in operating and interest expense and an increase in the benefit for income taxes as a result of the release of our valuation allowance against the deferred tax asset from the sales of previously impaired investments and the reversal in our reserve for uncertain tax positions. These changes were partially offset by lower fees paid by our conduit segment for support services.

For the year ended December 31, 2013, our corporate segment’s operating loss increased when compared with 2012 primarily as a result of lower fees paid by our conduit segment and higher operating expenses. These changes were partially offset by lower interest expense and a decrease in the benefit for income taxes.

Advisory Services

Our asset management advisory business was conducted through Cutwater. Cutwater offers advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. Cutwater offers these services to public, not-for-profit, corporate and financial services clients, including MBIA Inc. and its other subsidiaries. In October of 2014, the Company entered into an agreement to sell Cutwater to a subsidiary of The Bank of New York Mellon Corporation. Effective with the January 1, 2015 sale of Cutwater, MBIA has no business activities within its advisory services segment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table summarizes the results and assets under management of our advisory services segment for the years ended December 31, 2014, 2013 and 2012. These results include revenues and expenses from transactions with the Company’s insurance, corporate, and conduit segments.

	Years Ended December 31,			Percent Change
In millions	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Fees	$34	$42	$55	-19%	-24%
Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	1	(1)	n/m	n/m
Revenues of consolidated VIEs	(8)	—	—	n/m	—%

Total revenues	23	43	54	-47%	-20%
Operating expenses	48	60	59	-20%	2%

Income (loss) before income taxes	(25)	(17)	(5)	47%	n/m
Provision (benefit) for income taxes	(6)	(5)	(1)	20%	n/m

Net income (loss)	$(19)	$(12)	$(4)	58%	n/m

Ending assets under management:
Third-party	$11,251	$12,741	$17,599	-12%	-28%
Insurance	5,930	6,281	6,426	-6%	-2%
Corporate and conduit	4,159	4,875	5,755	-15%	-15%

Total ending assets under management	$21,340	$23,897	$29,780	-11%	-20%

n/m—Percent change not meaningful.

For the year ended December 31, 2014, the unfavorable change in net income (loss) compared with 2013 was primarily due to a loss as a result of the consolidation of VIEs and decreases in fee revenues due to declines in asset balances managed for third parties and our other segments, partially offset by decreases in compensation, legal and consulting expenses.

For the year ended December 31, 2013, the unfavorable change in net income (loss) compared with 2012 was primarily driven by a decrease in fees due to declines in asset balances managed for third parties and our other segments.

Average third-party assets under management for the years ended December 31, 2014, 2013 and 2012 were $12.1 billion, $15.9 billion and $19.1 billion, respectively. These decreases were principally due to declines in our pool products and CDO management business.

Conduit

The Company’s conduit segment was operated through Meridian and administered through MBIA Asset Finance, LLC. Assets financed by Meridian were funded by MTNs. In the second quarter of 2014, we retired the remaining $129 million of outstanding MTNs issued by Meridian and dissolved the conduit segment. Certain of MBIA’s consolidated subsidiaries had received fees for services provided to Meridian.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents the results of our conduit segment for the years ended December 31, 2014, 2013 and 2012. These results include revenues and expenses from transactions with the Company’s other segments.

	Years Ended December 31,			Percent Change
In millions	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Revenues of consolidated VIEs:
Net investment income	$(1)	$3	$12	-133%	-75%
Net gains (losses) on financial instruments at fair value and foreign exchange	—	(3)	—	-100%	n/m
Net gains (losses) on extinguishment of debt	4	1	49	n/m	-98%

Total revenues	3	1	61	n/m	-98%

Expenses of consolidated VIEs:
Operating	9	27	98	-67%	-72%
Interest	—	5	12	-100%	-58%

Total expenses	9	32	110	-72%	-71%

Income (loss) before income taxes	(6)	(31)	(49)	-81%	-37%
Provision (benefit) for income taxes	—	(10)	(17)	-100%	-41%

Net income (loss)	$(6)	$(21)	$(32)	-71%	-34%

n/m—Percent change not meaningful.

For 2014, total expenses decreased compared with 2013 primarily due to decreases in the fee paid to our corporate segment for administrative and other services and interest expense due to retiring the remaining outstanding debt.

For 2013, total revenues decreased compared with 2012 primarily due to a decrease in net gains on extinguishment of debt. Total expenses decreased compared with 2012 primarily due to decline in fees paid to our corporate segment for administrative and other services.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the years ended December 31, 2014, 2013 and 2012 are presented in the following table:

	Years Ended December 31,
In millions	2014	2013	2012
Income (loss) before income taxes	$641	$416	$1,598
Provision (benefit) for income taxes	$72	$166	$364
Effective tax rate	11.2%	39.9%	22.8%

For 2014, our effective tax rate applied to our income (loss) before income taxes was lower than the U.S. statutory tax rate of 35% primarily due to a decrease in our valuation allowance against our deferred tax asset from asset sales of previously impaired assets and a decrease in our reserve for uncertain tax positions.

For 2013, our effective tax rate applied to our income (loss) before income taxes was higher than the U.S. statutory tax rate of 35% primarily due to the provision for deferred taxes on basis differences of certain foreign subsidiaries, non-deductibility of warrants issued by the Company, and the fluctuation of the value of those warrants. These items are partially offset by a benefit for the reduction in the valuation allowance against our deferred tax asset.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

For 2012, our effective tax rate applied to our income (loss) before income taxes was lower than the U.S. statutory tax rate of 35% primarily due the reduction in the valuation allowance against our deferred tax asset and a net tax benefit related to an out-of-period adjustment.

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

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Corp. Total capital resources were $5.4 billion and $4.8 billion as of December 31, 2014 and 2013, respectively. MBIA Inc. uses its capital resources to support the business activities of its subsidiaries. As of December 31, 2014, MBIA Inc.’s investments in subsidiaries totaled $4.0 billion.

In addition, MBIA Inc. also supports the MTN and investment agreement obligations originally issued by the Company. MBIA Inc. seeks to maintain sufficient liquidity and capital resources to meet its general corporate needs. As of December 31, 2014 and 2013, net debt of MBIA Inc., which primarily comprised long-term debt, MTNs, investment agreements and derivative liabilities net of cash and investments at amortized cost and a tax receivable from subsidiaries, totaled $740 million and $1.0 billion, respectively. The Company expects that MBIA Inc. will generate sufficient cash to satisfy its net debt and its general corporate needs over time from distributions from its operating subsidiaries. In addition, the Company may also consider raising third-party capital. There can be no assurance that the aforementioned factors will generate sufficient cash to satisfy its net debt. Refer to the following “Liquidity—MBIA Inc. Liquidity” section for additional information about MBIA Inc.’s liquidity.

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

Equity securities

During 2014, the remaining $23 million available for repurchases under our 2007 share repurchase program was used to repurchase 2,086,737 common shares of MBIA Inc. at an average share price of $11.02 per share.

In the fourth quarter of 2014, the Company’s Board of Directors authorized the repurchase of up to $200 million of its outstanding shares, against which we repurchased 1,247,337 common shares of MBIA Inc. at an average share price of $9.44. Subsequent to December 31, 2014, we repurchased an additional 6,317,901 common shares of MBIA Inc. at an average share price of $8.70 per share. As of February 26, 2015, $133 million remained available to repurchase under this new program.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

Debt securities

In addition to equity repurchases, MBIA Inc. or its subsidiaries may repurchase or redeem their outstanding debt at prices that we deem to be economically advantageous. During 2014, we retired $129 million par value outstanding of MTNs issued by our conduit segment at a cost of approximately 97% of par value. In addition, we repurchased approximately $122 million par value outstanding of GFL MTNs issued by our corporate segment at a weighted average cost of approximately 98% of par value.

During 2013, the Company redeemed $506 million par value outstanding of MTNs issued by our conduit segment at a cost of 100% of par value. In addition, we also repurchased approximately $192 million par value outstanding of GFL MTNs issued by our corporate segment at a weighted average cost of approximately 91% of par value.

In connection with a settlement with Bank of America in May of 2013, MBIA Corp. received $136 million principal amount of the 5.70% Senior Notes due 2034 as partial consideration for the settlement. These notes were subsequently transferred to National. On a consolidated basis, receipt of these notes reduced the Company’s outstanding debt.

Insurance Statutory Capital

National and MBIA Corp. are incorporated and licensed in, and are subject to primary insurance regulation and supervision by, the State of New York. MBIA UK is authorized by the Prudential Regulation Authority (“PRA”) and regulated by the Financial Conduct Authority and the PRA in the United Kingdom. National and MBIA Corp. each are required to file detailed annual financial statements, as well as interim financial statements, with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and the National Association of Insurance Commissioners’ statements of U.S. STAT and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct. MBIA UK is required to file annual regulatory returns with the PRA.

National

Capital and Surplus

National reported total statutory capital of $3.3 billion as of December 31, 2014 and 2013. As of December 31, 2014, statutory capital comprised $1.1 billion of contingency reserves and $2.2 billion of policyholders’ surplus. National had statutory net income of $238 million for the year ended December 31, 2014. As of December 31, 2014, National’s unassigned surplus was $1.6 billion.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Refer to the following “MBIA Corp.—Capital and Surplus” section for additional information about contingency reserves under the NYIL. National’s policyholders’ surplus would grow over time from the recognition of unearned premiums and investment income and the expected release of the contingency reserves. Conversely, dividends and incurred losses would reduce policyholders’ surplus. As of December 31, 2014 and 2013, National was not in compliance with certain of its single risk limits but was in compliance with its aggregate risk limits.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

National had positive earned surplus as of December 31, 2014, which provides National with dividend capacity. As a condition to the NYSDFS’ approval of the simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) between MBIA Inc. and National, the NYSDFS requested that, until the notional amount of the Asset Swap has been reduced to 5% or less of National’s admitted assets, each of MBIA Inc., MBIA Corp. and National provide the NYSDFS with three months prior notice, or such shorter period as the NYSDFS may permit, of its intent to initiate cash dividends on shares of its common stock.

National provided such notice. In October of 2014, National declared and paid a dividend of $220 million to its ultimate parent, MBIA Inc. Declared and paid dividend amounts from National in the foreseeable future will be limited based on net investment income and will be substantially lower than previous dividends.

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

National’s CPR and components thereto, as of December 31, 2014 and 2013 are presented in the following table:

In millions	As of December 31, 2014	As of December 31, 2013
Policyholders’ surplus	$2,190	$2,086
Contingency reserves	1,076	1,172

Statutory capital	3,266	3,258
Unearned premium reserve	1,375	1,678
Present value of installment premiums(1)	216	226

Premium resources(2)	1,591	1,904
Net loss and LAE reserves(1)	(13)	(87)
Salvage reserves	106	177

Gross loss and LAE reserve	93	90

Total claims-paying resources	$4,950	$5,252

(1)—Calculated using a discount rate of 2.90% and 3.14% as of December 31, 2014 and 2013, respectively.

(2)—Includes financial guarantee and insured credit derivative related premiums.

MBIA Corp.

Capital and Surplus

MBIA Corp. reported total statutory capital of $859 million as of December 31, 2014 compared with $825 million as of December 31, 2013. As of December 31, 2014, statutory capital comprised $317 million of contingency reserves and $542 million of policyholders’ surplus. For the year ended December 31, 2014, MBIA Corp. had a statutory net loss of $35 million, primarily due to losses and LAE incurred partially offset by net premiums earned. MBIA Corp.’s policyholders’ surplus as of December 31, 2014 included a negative unassigned surplus of $1.5 billion. As of December 31, 2014, MBIA Corp.’s policyholders’ surplus was negatively impacted by $106 million because under NYIL it was not permitted to treat as an admitted asset the portion of its investment in subsidiaries in excess of 60% of net admitted assets less the par value of common and preferred stock and liabilities. This overage was caused by a decrease in MBIA Corp.’s policyholders’ surplus due to insured losses in the past. MBIA Corp.’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred and the percentage of its assets invested in subsidiaries continues to increase.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

As of December 31, 2014, MBIA Corp. recognized estimated recoveries of $365 million, net of reinsurance on a statutory basis related to put-backs of ineligible mortgage loans in its insured transactions and $576 million related to excess spread recoveries on second-lien RMBS, net of reinsurance. These excess spread recoveries represented 67% of MBIA Corp.’s statutory capital as of December 31, 2014. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.

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

Under NYIL, MBIA Corp. is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Reductions in the contingency reserve may be recognized based on excessive reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As a result of regulatory approved reductions, MBIA Corp.’s contingency reserves of $317 million as of December 31, 2014 represented reserves on 54 of the 376 outstanding credits insured by MBIA Corp. For risks associated with MBIA Corp.’s failure to meet its contingency reserve requirement, see Part I, Item 1A, “Risk Factors-Capital, Liquidity and Market Related Risk Factors- If our insurance companies fail to meet regulatory capital requirements they may become subject to regulatory action” in this Annual Report on Form 10-K.

Under NYIL, MBIA Corp. is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of December 31, 2014, MBIA Corp. had enough qualifying assets to support its contingency reserves.

In connection with MBIA Corp. obtaining approval from the NYSDFS to release excessive contingency reserves in previous periods, MBIA Corp. agreed that it would not pay any dividends without prior approval from the NYSDFS. Due to its significant negative earned surplus, MBIA Corp. has not had the statutory capacity to pay dividends since December 31, 2009 and is not expected to have any statutory capacity to pay any dividends for the foreseeable future.

As of December 31, 2014, MBIA Corp. was in compliance with its aggregate risk limits under the NYIL. If MBIA Corp. is not in compliance with its aggregate risk limits, the NYSDFS may prevent MBIA Corp. from transacting any new financial guarantee insurance business until it no longer exceeds the limitations. In 2014 and 2013, MBIA Corp. reported additional overages to the NYSDFS with respect to its single risk limits due to changes in its statutory capital.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

As of December 31, 2014 , the par amount outstanding of MBIA Corp.’s 14% Fixed-to-Floating Rate Surplus Notes due January 15, 2033 (the “Surplus Notes”) was $953 million. Section 1307 of the Insurance Law and the Fiscal Agency Agreement governing the surplus notes (the “Fiscal Agency Agreement”), which was approved as it relates to Section 1307 by the NYSDFS in connection with the issuance of the Surplus Notes, each impose restrictions on the payments of principal and interest (or the redemption price or any make-whole premium) on the Surplus Notes (“Surplus Note Payments”). Section 1307 of the Insurance Law provides that any payments on surplus notes issued by an insurer “shall be repaid only out of free and divisible surplus of such insurer with the approval of the superintendent whenever, in his judgment, the financial condition of such insurer warrants.” The Superintendent has broad discretion in determining whether to allow us to make Surplus Note Payments. We are not aware of any guidelines or interpretations that govern the exercise of the Superintendent’s discretion under Section 1307 in determining whether the financial condition of an insurer warrants the making of such payments. The Fiscal Agency Agreement provides that (a) Surplus Note Payments may be made only with the prior approval of the Superintendent, whenever, in his judgment, the financial condition of MBIA Corp. warrants, and (b) any such Surplus Note Payments may only be made to the extent MBIA Corp. has sufficient “Eligible Surplus” to make such payment. The Fiscal Agency Agreement defines “Eligible Surplus” as MBIA Corp. “surplus as regards policyholders,” less the sum of its “common capital stock” and “preferred capital stock”, as shown on its annual and quarterly statements filed with state insurance regulatory authorities.

While the insurance law does not explicitly set forth the calculation of “free and divisible surplus”, MBIA believes that the calculation of Eligible Surplus, as set forth in the Fiscal Agency Agreement is the appropriate calculation of “free and divisible surplus” and is the commonly accepted calculation of “free and divisible surplus” used in connection with other surplus notes issued by New York domiciled insurance companies. MBIA Corp.’s “free and divisible” surplus, determined as set forth above, was $251 million as of December 31, 2014 representing an increase of $138 million from December 31, 2013. The increase in MBIA Corp.’s “free and divisible” surplus during 2014, primarily resulted from the release of $105 million of contingency reserves associated with policies that matured or were contractually terminated during 2014. MBIA Corp. is required to seek the Superintendent’s approval to make payments of accrued interest and principal when scheduled on the Surplus Notes. There is no assurance the Superintendent will approve Surplus Note Payments. Notwithstanding the sufficiency of MBIA Corp.’s Eligible Surplus available for the payment of Surplus Note Payments, the NYSDFS may deny approval of any Surplus Note Payments if the Superintendent concludes that MBIA Corp.’s financial condition does not warrant such approval.

The NYSDFS has not approved MBIA Corp.’s requests to make interest payments on the Surplus Notes since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Corp.’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of January 15, 2015, the scheduled interest payment date, there was $286 million of accrued and unpaid interest on the Surplus Notes. The accrued and unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Corp. obtains approval to pay some or all of such accrued and unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

MBIA Corp.’s CPR and components thereto, as of December 31, 2014 and 2013 are presented in the following table:

In millions	As of December 31, 2014	As of December 31, 2013
Policyholders’ surplus	$542	$403
Contingency reserves	317	422

Statutory capital	859	825
Unearned premium reserve	434	535
Present value of installment premiums(1)	662	850

Premium resources(2)	1,096	1,385
Net loss and LAE reserves(1)	(237)	103
Salvage reserves(3)	938	1,148

Gross loss and LAE reserve	701	1,251

Total claims-paying resources	$2,656	$3,461

(1)—Calculated using a discount rate of 5.17% and 5.09% as of December 31, 2014 and 2013, respectively.

(2)—Includes financial guarantee and insured credit derivative related premiums.

(3)—This amount primarily consists of expected recoveries related to the Company’s excess spread.

LIQUIDITY

We use a liquidity risk management framework, the primary objective of which is to match liquidity resources to needs. We monitor our cash and liquid asset resources using daily cash forecasting and stress-scenario testing. Members of MBIA’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity levels. We evaluate and manage liquidity on a legal-entity basis to take into account the legal, regulatory and other limitations on available liquidity resources within the enterprise. During the financial crisis and recession, the Company used intercompany lending agreements to match liquidity sources with uses. Today, we believe that our resources include capital market access that largely eliminates the need for such intercompany lending agreements. Below is a discussion of our liquidity resources and requirements for our holding company and our insurance subsidiaries.

Key Lending Agreements

Below is a description of certain ongoing intercompany lending agreements.

Asset Swap

National maintains the Asset Swap with MBIA Inc. which provides MBIA Inc. with eligible assets to pledge under investment agreements and derivative contracts. As of December 31, 2014, the notional amount used under each of these agreements was $443 million and the fair value of collateral pledged by National and MBIA Inc. under these agreements was $458 million and $474 million, respectively. The net average interest rate on these transactions was 0.23%, 0.24% and 0.44% for the years ended December 31, 2014, 2013 and 2012, respectively.

Advances Agreement

MBIA Inc., National, MBIA Corp. and certain other subsidiaries are party to an intercompany advances agreement that was established in 2001. This agreement permits MBIA Corp. to make or accept advances from MBIA Inc., National and other MBIA group companies that are party to the agreement at a rate per annum equal to LIBOR plus 0.25%, in the case of advances to or from MBIA Corp. and National, or LIBOR minus 0.10% in the case of advances from any other MBIA group company. Advances may not exceed 3% of either MBIA Insurance Corporation’s or National’s admitted assets as of the last year end. During 2014 and 2013, there were no amounts drawn under this agreement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Corporate Liquidity

Corporate’s liquidity resources support our MBIA Inc. entity. The primary sources of cash within MBIA Inc. available to meet its liquidity needs include:

•	available cash and liquid assets not subject to collateral posting requirements;

•	payments under tax sharing agreements from subsidiaries;

•	dividends from subsidiaries;

•	principal and interest receipts on assets held in its investment portfolio; and

•	access to capital markets.

The primary uses of cash within MBIA Inc. include:

•	servicing outstanding corporate debt instruments, investment agreements and the intercompany loans that support MTNs issued by GFL;

•	managing collateral requirements under hedging arrangements, investment agreements and the Asset Swap;

•	making payments related to interest rate swaps;

•	managing investments including investments in subsidiaries; and

•	payments of operating expenses.

We expect that for the foreseeable future National will be the primary source of dividends and tax sharing agreement payments. There can be no assurance as to the amount and timing of any such dividends or payments under the tax sharing agreements. During 2014, National declared and paid a dividend of $220 million to its ultimate parent, MBIA Inc. Declared and paid dividend amounts from National in the foreseeable future will be limited based on net investment income and will be substantially lower than previous dividends. Refer to the “Capital Resources—Insurance Statutory Capital” section for additional information on payments of dividends. We do not expect that liquidity stress at MBIA Corp. would have any direct impact on MBIA Inc. given that we do not expect MBIA Inc. to receive distributions from MBIA Corp. for the foreseeable future.

During 2014, $220 million was released to MBIA Inc. under the MBIA group tax sharing agreement and related escrow agreement. Included in this amount was $160 million that represented National’s liability under the tax sharing agreement for the 2011 tax year, which was released from escrow pursuant to the terms under the tax sharing agreement following the expiration of National’s two-year net operating loss carry-back period under U.S. tax rules. During 2014, National paid to the Tax Escrow Account estimated 2014 taxes of $79 million. As of December 31, 2014, $422 million remained in escrow for the 2012 through the 2014 tax years. In January of 2015, $228 million was released to MBIA Inc. from the Tax Escrow Account related to the 2012 tax year. We expect to release up to $111 million from the Tax Escrow Account related to the 2013 tax year in January of 2016. There can be no assurance that payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc.

MBIA Inc.’s corporate debt, investment agreements, derivatives and GFL loans and GFL MTNs may be accelerated by the holders of such instruments upon the occurrence of certain events, such as a breach of covenant or representation, and in the following circumstances: (i) for corporate debt, the bankruptcy of MBIA Inc. or, for certain instruments, the filing of an insolvency proceeding with respect to National; (ii) for investment agreements, the bankruptcy of MBIA Inc. or the filing of an insolvency proceeding with respect to MBIA Corp., and in certain circumstances the bankruptcy of MBIA Inc. and the filing of an insolvency proceeding with respect to MBIA Corp.; (iii) for derivatives and GFL Loans to MBIA Inc., the bankruptcy of MBIA Inc.; and (iv) for GFL MTNs, the bankruptcy of GFL or the filing of an insolvency proceeding with respect to MBIA Corp.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

MBIA Inc. has a net debt, which comprised long-term debt, GFL loans that support the GFL MTNs, investment agreements and derivative liabilities net of cash and investments at amortized cost (excluding investments in subsidiaries) and a tax receivable from subsidiaries in excess of cash and investments at MBIA Inc., of $740 million as of December 31, 2014. The Company expects that MBIA Inc. will generate sufficient cash to satisfy its net debt and its general corporate needs over time from distributions from its operating subsidiaries, although there can be no assurance that these distributions will generate sufficient cash to satisfy its net debt.

Currently, the majority of the cash and securities of MBIA Inc. is pledged against investment agreement liabilities, derivatives and the Asset Swap, which limit its ability to raise liquidity through asset sales. A significant portion of MBIA Inc.’s assets are pledged against Asset Swap liabilities. If the market value or rating eligibility of the assets which are pledged against MBIA Inc.’s obligations were to decline, we would be required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. To mitigate these risks, we seek to maintain cash and liquidity resources that we believe will be sufficient to make all payments due on our obligations and to meet other financial requirements, such as posting collateral. Contingent liquidity resources include: (1) accessing the capital markets; (2) sales of invested assets exposed to credit spread stress risk, which may occur at losses and increase MBIA Inc.’s net debt; and (3) termination and settlement of interest rate swap agreements. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk. Information concerning our credit spread sensitivity appears in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

As of December 31, 2014 and 2013, the liquidity position of MBIA Inc. comprised cash and liquid assets for general corporate liquidity purposes, excluding the amounts held in escrow under its tax sharing agreement, were $498 million and $359 million, respectively.

MBIA Corp. Liquidity

Liquidity available in our international and structured finance insurance segment is affected by:

•	loss payments on insured transactions, that fall into four categories;

•	scheduled interest and ultimate principal;

•	scheduled interest and principal;

•	ultimate principal only at final maturity; and

•	payments upon settlement of individual collateral losses as they occur after any deductible or subordination has been exhausted, which payments are unscheduled and therefore more difficult to predict, and which category applies to most of the transactions on which we have recorded loss reserves.

•	the persistence of installment premiums;

•	our ability to collect on recoveries associated with loss payments;

•	payments made to commute insured exposures;

•	principal and interest related to its surplus notes, to the extent approved by the NYSDFS. Refer to “Capital Resources – Insurance Statutory Capital” for a discussion on the denied requests from the NYSDFS to pay interest on its surplus notes

•	operating expenses;

•	investment results; or

•	the impairment or a significant decline in the fair value of invested assets.

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

MBIA Corp. has recorded expected excess spread recoveries of $628 million as of December 31, 2014 associated with insured second-lien RMBS issues, including recoveries related to consolidated VIEs. MBIA Corp. has also recorded expected recoveries related to its claims against Credit Suisse related to ineligible loans included in an MBIA Corp. insured RMBS transaction. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. During 2014, MBIA Corp. collected $116 million of recoveries related to insured second-lien RMBS issues comprising $98 million of excess spread and $18 million of mortgage insurance. Mortgage insurance is received periodically from the servicers. During 2014, recoveries on second-lien RMBS issues exceeded paid claims and LAE by $12 million.

We believe that MBIA Corp.’s liquidity resources, including expected cash inflows, will adequately provide for anticipated cash outflows, including expected future claim payments. The liquidity position of MBIA Corp. has been stressed due to ongoing payments on second-lien RMBS exposures, payments on its remaining CMBS exposures and payments to counterparties in consideration for the commutation of insured transactions, which have resulted in a substantial reduction of exposure and potential loss volatility. Depending on the amount of actual future claims, including claims on insured exposures that in some cases may require large bullet payments, and the amount of future cash inflows, in particular in excess spread and put-back recoverables, MBIA Corp. may not have sufficient liquid assets to pay its claims. While future commutation opportunities will be limited due to the portfolio reduction that has taken place, management’s assessment of available liquidity will be factored in any commutation decision. Also, future commutation payments on insured transactions to counterparties will depend on management’s assessment of available liquidity or ability to secure other sources of financing. In the event that we experience other unexpected liquidity requirements, we may have insufficient resources to meet our obligations or insufficient qualifying assets to support our surplus and reserves, and may seek to increase liquidity through financing transactions. There can be no assurance that we will be successful in generating sufficient cash to meet our obligations.

As of December 31, 2014, MBIA Corp. held cash and AFS investments of $1.2 billion, of which $443 million comprised cash and highly liquid assets that were immediately available to MBIA Corp. Included in the $1.2 billion was $701 million of cash and AFS investments held by MBIA Insurance Corporation’s subsidiaries. As of December 31, 2013, MBIA Corp. held cash and AFS investments of $1.6 billion, of which $827 million comprised cash and highly liquid assets that were immediately available to MBIA Corp. Included in the $1.6 billion was $693 million of cash and AFS investments held by MBIA Insurance Corporation’s subsidiaries.

National Liquidity

We believe that the liquidity position of our U.S. public finance insurance segment is sufficient to meet cash requirements in the ordinary course of business.

Liquidity needs within our U.S. public finance insurance segment are primarily a result of the following:

•	loss payments on insured transactions; and

•	operating expenses and tax payments.

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

As of December 31, 2014, National held cash and short-term investments of $595 million, of which $528 million was highly liquid and comprised highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds. As of December 31, 2013, National held cash and short-term investments of $665 million, of which $627 million was highly liquid and comprised commercial paper, money market funds, and highly rated municipal, U.S. agency and corporate bonds.

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,			Percent Change
In millions	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(333)	$1,829	$(1,027)	-118%	n/m
Investing activities	812	(6)	4,195	n/m	-100%
Financing activities	(892)	(1,566)	(2,811)	-43%	-44%
Effect of exchange rate changes on cash and cash equivalents	(8)	11	—	n/m	n/m
Cash and cash equivalents—beginning of year	1,258	990	633	27%	56%
Reclassification to assets held for sale	(55)	—	—	n/m	n/m

Cash and cash equivalents—end of year	$782	$1,258	$990	-38%	27%

n/m—Percent change not meaningful.

Operating activities

Net cash used by operating activities increased for the year ended December 31, 2014 compared with 2013 primarily due to a decrease in financial guarantee recoveries received of $2.5 billion partially offset by a decrease in financial guarantee losses and LAE paid of $203 million. Net cash provided by operating activities increased in 2013 compared with 2012 primarily due to an increase in financial guarantee recoveries received of $2.4 billion as a result of the Bank of America Settlement and the sale of the Residential Funding Company, LLC Claims, a decrease in payments for losses and LAE of $452 million primarily due to reductions in payments for second-lien RMBS and a gaming related transaction, and a decrease in interest expense paid of $176 million as a result of the NYSDFS’ denial to approve interest payments on the surplus notes. These changes were partially offset by a decrease in cash received from investment income of $168 million due to sales of investments to fund claim and commutation payments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Investing activities

Net cash provided by investing activities increased for the year ended December 31, 2014 compared with 2013 primarily due to a decline in purchases of AFS securities of $903 million and an increase in cash due to the consolidation of a VIE of $221 million, partially offset by declines in proceeds from net sales, paydowns and maturities of investments and loans receivables of $390 million. Net cash used by investing activities decreased in 2013 compared with 2012 due to declines in proceeds from net sales, paydowns, and maturities of investments of $5.6 billion for purposes of funding commutation and loss payments, partially offset by a decline in purchases of AFS securities of $689 million and a reduction in collateral posting of $407 million.

Financing activities

Net cash used by financing activities decreased for the year ended December 31, 2014 compared with 2013 primarily due to a decrease in principal paydowns of debt related to financial guarantee VIEs and investment agreements of $596 million and an increase in proceeds from the issuance of VIE notes of $79 million, partially offset by purchases of treasury stock of $32 million. Net cash used by financing activities decreased in 2013 compared with 2012 primarily due to decreases in payments of long-term debt related to our conduit segment of $537 million, drawdowns of investment agreements of $403 million and securities sold under agreements to repurchase of $287 million.

Investments

The following discussion of investments, including references to consolidated investments, excludes investments reported under “Assets of consolidated variable interest entities” on our consolidated balance sheets. Investments of VIEs support the repayment of VIE obligations and are not available to settle obligations of MBIA. In addition, as of December 31, 2014, investments carried at fair value of $6 million within our advisory services segment are also excluded due to the sale of Cutwater in January of 2015. These assets are reported under “Assets held for sale” in our consolidated balance sheet. Our AFS investments comprise high-quality fixed-income securities and short-term investments. The following table presents our investment portfolio as of December 31, 2014 and 2013:

	As of December 31,
In millions	2014	2013	Percent Change
Available-for-sale investments:
U.S. public finance insurance
Amortized cost	$4,390	$4,640	-5%
Unrealized net gain (loss)	(7)	(105)	-93%

Fair value	4,383	4,535	-3%

International and structured finance insurance
Amortized cost	654	671	-3%
Unrealized net gain (loss)	20	12	67%

Fair value	674	683	-1%

Corporate
Amortized cost	1,465	1,375	7%
Unrealized net gain (loss)	49	(39)	n/m

Fair value	1,514	1,336	13%

Advisory services
Amortized cost	—	2	-100%
Unrealized net gain (loss)	—	—	—%

Fair value	—	2	-100%

Total available-for-sale investments:
Amortized cost	6,509	6,688	-3%
Unrealized net gain (loss)	62	(132)	-147%

Total available-for-sale investments at fair value	6,571	6,556	—%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

	As of December 31,
In millions	2014	2013	Percent Change
Investments carried at fair value:
U.S. public finance insurance
Amortized cost	144	136	6%
Unrealized net gain (loss)	(1)	(7)	-86%

Fair value	143	129	11%

International and structured finance insurance
Amortized cost	—	27	-100%
Unrealized net gain (loss)	—	2	-100%

Fair value	—	29	-100%

Corporate
Amortized cost	112	112	—%
Unrealized net gain (loss)	—	(1)	-100%

Fair value	112	111	1%

Advisory services
Amortized cost	—	5	-100%
Unrealized net gain (loss)	—	—	—%

Fair value	—	5	-100%

Total investments carried at fair value:
Amortized cost	256	280	-9%
Unrealized net gain (loss)	(1)	(6)	-83%

Total investments carried at fair value	255	274	-7%

Other investments at amortized cost:
U.S. public finance insurance	4	4	—%
International and structured finance insurance	—	1	-100%

Total other investments at amortized cost	4	5	-20%

Consolidated investments at carrying value	$6,830	$6,835	—%

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, based on ratings from Moody’s as of December 31, 2014 is presented in the following table. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance Insurance		International and Structured Finance Insurance		Corporate		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Available-for-sale:
Aaa	$1,733	45%	$144	29%	$226	26%	$2,103	40%
Aa	1,293	34%	258	52%	148	17%	1,699	33%
A	652	17%	75	15%	324	37%	1,051	20%
Baa	123	2%	7	1%	87	10%	217	4%
Below investment grade	24	1%	15	3%	60	7%	99	2%
Not rated	25	1%	—	0%	31	3%	56	1%

Total	$3,850	100%	$499	100%	$876	100%	$5,225	100%
Short-term investments	524		174		635		1,333
Investments carried at fair value	143		—		112		255
Other investments	13		1		3		17

Consolidated investments at carrying value	$4,530		$674		$1,626		$6,830

As of December 31, 2014, the weighted average credit quality of the Company’s AFS investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance Insurance	International and Structured Finance Insurance	Corporate
Weighted average credit quality ratings	Aa	Aa	A

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by National and MBIA Corp. (“Company-Insured Investments”). As of December 31, 2014, Insured Investments at fair value represented $498 million or 7% of consolidated investments, of which $312 million or 5% of consolidated investments were Company-Insured Investments. As of December 31, 2014, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the A range.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

The underlying ratings of the Company-Insured Investments as of December 31, 2014 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions Underlying Ratings Scale	U.S. Public Finance Insurance	Corporate	Total
National:
Aa	$—	$24	$24
A	21	162	183

Total National	$21	$186	$207

MBIA Corp.:
Aa	$—	$53	$53
Below investment grade	—	52	52

Total MBIA Corp.	$—	$105	$105

Total Company-Insured Investments	$21	$291	$312

Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of December 31, 2014, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the Baa range, and investments rated below investment grade in the Company-Insured Investments were 2% of the total consolidated investment portfolio.

Impaired Investments

As of December 31, 2014 and 2013, we held impaired AFS investments (investments for which fair value was less than amortized cost) with a fair value of $2.1 billion and $3.5 billion, respectively.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Contractual Obligations

The following table summarizes the Company’s future estimated cash payments relating to contractual obligations as of December 31, 2014. Estimating these payments requires management to make estimates and assumptions regarding these obligations. The estimates and assumptions used by management are described below. Since these estimates and assumptions are subjective, actual payments in future periods may vary from those reported in the following table. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements for information about the Company’s exposure under insurance contracts.

	As of December 31, 2014
In millions	2015	2016	2017	2018	2019	Thereafter	Total
U.S. public finance insurance segment:
Gross insurance claim obligations	$3	$4	$3	$6	$5	$35	$56
Lease liability	1	3	3	3	2	31	43
International and structured finance insurance segment:
Surplus notes	390	108	108	957	—	—	1,563
Gross insurance claim obligations	285	129	21	16	15	967	1,433
Corporate segment:
Long-term debt	38	38	38	38	38	802	992
Investment agreements	59	58	73	33	25	619	867
Medium-term notes	118	133	64	73	74	1,248	1,710
Lease liability	1	1	2	1	1	3	9

Total	$895	$474	$312	$1,127	$160	$3,705	$6,673

Gross insurance claim obligations represent the future value of probability-weighted payments MBIA expects to make (before estimated recoveries, reinsurance and the consolidation of VIEs) under insurance policies for which the Company has recorded loss reserves (financial guarantees) or has estimated credit impairments (insured derivatives). The discounted value of estimated payments included in the table, along with probability-weighted estimated recoveries and estimated negotiated early settlements, on policies accounted for as financial guarantee insurance contracts is reported as case basis reserves within “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. Insured derivatives are recorded at fair value and reported within “Derivative liabilities” on the Company’s consolidated balance sheets. Estimated potential claim payments on obligations issued by VIEs consolidated in our international and structured finance insurance segment are included within “Gross insurance claim obligations” in the preceding table. Obligations of these VIEs are collateralized by assets held by the VIEs, and investors in such obligations do not have recourse to the general credit of MBIA. As of December 31, 2014, VIE notes issued by issuer-sponsored consolidated VIEs totaled $4.8 billion, including $2.1 billion recorded at fair value, and are not considered contractual obligations of MBIA beyond MBIA’s insurance claim obligation. The Company’s involvement with VIEs is continually reassessed as required by consolidation guidance, and may result in consolidation or deconsolidation of VIEs in future periods. As the Company consolidates and deconsolidates VIEs, the amount of VIE debt obligations recorded on its balance sheet may change significantly.

Surplus notes, investment agreements, MTNs, and long-term debt include principal and interest and exclude premiums or discounts. Liabilities issued at discounts reflect principal due at maturity. Interest payments on floating rate obligations are estimated using applicable forward rates. Principal and interest on callable obligations or obligations that allow investors to withdraw funds prior to legal maturity are based on the expected call or withdrawal dates of such obligations. Liabilities denominated in foreign currencies are presented in U.S. dollars using applicable exchange rates as of December 31, 2014.

Included in international and structured finance insurance segment’s surplus notes is interest related to the 2013 and 2014 interest payments in which MBIA Corp.’s requests for approval to pay was denied by the NYSDFS. This deferred interest payment will be due on the first business day on or after which MBIA Corp. obtains approval to make such payment. No interest will accrue on the deferred interest. There can be no assurance that the NYSDFS will approve any subsequent payments, or that it will approve any payment by the scheduled interest payment date.

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

Interest Rate Sensitivity

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2014 from instantaneous shifts in interest rates:

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$240	$194	$110	$(122)	$(239)	$(350)

Foreign Exchange Rate Sensitivity

The Company is exposed to foreign exchange rate risk in respect of assets and liabilities denominated in currencies other than U.S. dollars. In addition to our international insurance business, some of the remaining liabilities included in our corporate segment are denominated in currencies other than U.S. dollars. Also, the Company regularly makes investments denominated in foreign currencies. The majority of the Company’s foreign exchange rate risks is with the pound sterling and the euro. Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2014 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(9)	$(4)	$4	$9

Credit Spread Sensitivity

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2014 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

National’s investment portfolio would generally be expected to experience lower credit spread volatility than other investment portfolios since National has higher credit quality and portfolio composition in sectors that have been less volatile historically. Because downward movements of these amounts in some cases would result in negative spreads, a floor was assumed for minimum spreads. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio.

	Change in Credit Spreads
In millions	200 Basis Point Decrease	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$25	$73	$(74)	$(306)

Credit Derivatives Sensitivity

MBIA Corp. issued insurance policies insuring payments due on structured credit derivative contracts which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, ABS, RMBS and CMBS. These transactions were usually underwritten at or above a triple-A credit rating level. As of December 31, 2014, approximately 73% of the tranches insured by the Company were rated triple-A.

In 2014, MBIA Corp. has observed a widening of its own credit spreads. As changes in fair value can be caused by factors unrelated to the performance of MBIA Corp.’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposures, the application of fair value accounting will cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

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

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s credit derivatives portfolio of instantaneous shifts in credit spreads as of December 31, 2014. In scenarios where credit spreads decreased, a floor of zero was used.

	Change in Credit Spreads
	(International and Structured Finance Insurance)
In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$40	$16	$5	$—	$(3)	$(16)	$(60)
Estimated net fair value	$(204)	$(228)	$(239)	$(244)	$(247)	$(260)	$(304)

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio by projecting a hypothetical change in the credit ratings as of December 31, 2014. A notch represents a one-step movement up or down in the credit rating.

	Change in Credit Ratings
	(International and Structured Finance Insurance)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$45	$5	$—	$(34)	$(57)
Estimated net fair value	$(199)	$(239)	$(244)	$(278)	$(301)

Recovery rates on defaulted collateral are an input into MBIA Corp.’s valuation model. Sensitivity to changes in the recovery rate assumptions used by MBIA Corp. can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio based on a change in the recovery rate assumptions as of December 31, 2014.

	Change in Recovery Rates
	(International and Structured Finance Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$17	$9	$—	$(6)	$(13)
Estimated net fair value	$(227)	$(235)	$(244)	$(250)	$(257)

Accounting principles for fair value measurements require MBIA Corp. to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in MBIA Corp.’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivative portfolio. The actual upfront spread used in the valuation as of December 31, 2014 ranged from 3.68% to 18.98% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Corp.’s Upfront Credit Spread
	(International and Structured Finance Insurance)
In millions	Increase by 15 Percentage Points	Increase by 7 Percentage Points	No Change	Decrease to 0 Percentage Points
Estimated pre-tax net gains (losses)	$46	$22	$—	$(38)
Estimated net fair value	$(198)	$(222)	$(244)	$(282)

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

While several factors influence the value of the Company’s warrants, including stock price, stock volatility, interest rates and dividends, changes in the value of the Company’s warrants during 2014 were primarily driven by changes in the Company’s stock price. The following table presents the estimated pre-tax change in fair value and the estimated aggregate fair value of the Company’s warrants assuming hypothetical stock price changes as of December 31, 2014.

	Change in Stock Price
In millions	25% Increase	10% Increase	No Change	10% Decrease	25% Decrease
Estimated pre-tax net gains (losses)	$(21)	$(8)	$—	$6	$15
Estimated net fair value	$(49)	$(36)	$(28)	$(22)	$(13)

Item 8. Financial Statements and Supplementary Data

MBIA INC. AND SUBSIDIARIES

See “Item 6. Selected Financial Data” for Supplementary Financial Information

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MBIA Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of MBIA Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 2, 2015

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions except share and per share amounts)

	December 31, 2014	December 31, 2013
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $5,036 and $5,064)	$5,129	$4,987
Investments carried at fair value	207	204
Investments pledged as collateral, at fair value (amortized cost $441 and $483)	408	424
Short-term investments held as available-for-sale, at fair value (amortized cost $1,069 and $1,203)	1,069	1,204
Other investments (includes investments at fair value of $13 and $11)	17	16

Total investments	6,830	6,835
Cash and cash equivalents	729	1,161
Premiums receivable	875	1,051
Deferred acquisition costs	217	260
Insurance loss recoverable	533	694
Assets held for sale	802	29
Deferred income taxes, net	1,028	1,109
Other assets	229	222
Assets of consolidated variable interest entities:
Cash	53	97
Investments held-to-maturity, at amortized cost (fair value $2,632 and $2,651)	2,757	2,801
Investments held as available-for-sale, at fair value (amortized cost $0 and $136)	—	136
Fixed-maturity securities at fair value	421	587
Loans receivable at fair value	1,431	1,612
Loan repurchase commitments	379	359

Total assets	$16,284	$16,953

Liabilities and Equity
Liabilities:
Unearned premium revenue	$1,986	$2,441
Loss and loss adjustment expense reserves	506	641
Investment agreements	547	700
Medium-term notes (includes financial instruments carried at fair value of $197 and $203)	1,201	1,427
Long-term debt	1,810	1,702
Derivative liabilities	437	1,152
Liabilities held for sale	772	—
Other liabilities	271	294
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $2,047 and $2,356)	4,804	5,286
Derivative liabilities	—	11

Total liabilities	12,334	13,654

Commitments and contingencies (See Note 21)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—281,352,782 and 277,812,430	281	278
Additional paid-in capital	3,128	3,115
Retained earnings	2,858	2,289
Accumulated other comprehensive income (loss), net of tax of $7 and $54	21	(86)
Treasury stock, at cost—89,409,887 and 85,562,546 shares	(2,359)	(2,318)

Total shareholders’ equity of MBIA Inc.	3,929	3,278
Preferred stock of subsidiary and noncontrolling interest	21	21

Total equity	3,950	3,299

Total liabilities and equity	$16,284	$16,953

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Premiums earned:
Scheduled premiums earned	$258	$304	$372
Refunding premiums earned	139	153	233

Premiums earned (net of ceded premiums of $12, $10 and $14)	397	457	605
Net investment income	179	166	214
Fees and reimbursements	40	21	61
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(444)	(1,545)	(406)
Unrealized gains (losses) on insured derivatives	903	1,777	1,870

Net change in fair value of insured derivatives	459	232	1,464
Net gains (losses) on financial instruments at fair value and foreign exchange	78	69	55
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(99)	—	(58)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	84	—	(47)

Net investment losses related to other-than-temporary impairments	(15)	—	(105)
Net gains (losses) on extinguishment of debt	3	60	—
Other net realized gains (losses)	28	(29)	7
Revenues of consolidated variable interest entities:
Net investment income	50	56	67
Net gains (losses) on financial instruments at fair value and foreign exchange	50	175	18
Net gains (losses) on extinguishment of debt	4	1	49
Other net realized gains (losses)	(3)	1	—

Total revenues	1,270	1,209	2,435
Expenses:
Losses and loss adjustment	133	117	50
Amortization of deferred acquisition costs	44	46	50
Operating	195	338	381
Interest	210	236	284
Expenses of consolidated variable interest entities:
Operating	8	11	17
Interest	39	45	55

Total expenses	629	793	837

Income (loss) before income taxes	641	416	1,598
Provision (benefit) for income taxes	72	166	364

Net income (loss)	$569	$250	$1,234

Net income (loss) per common share:
Basic	$2.94	$1.30	$6.36
Diluted	$2.76	$1.29	$6.33
Weighted average number of common shares outstanding:
Basic	188,171,503	189,071,011	188,834,626
Diluted	190,898,627	190,312,913	189,897,021

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$569	$250	$1,234
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	254	(213)	176
Provision (benefit) for income taxes	83	(76)	72

Total	171	(137)	104
Reclassification adjustments for (gains) losses included in net income (loss)	15	(13)	39
Provision (benefit) for income taxes	6	(5)	14

Total	9	(8)	25
Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	(85)	15	50
Provision (benefit) for income taxes	(31)	6	18

Total	(54)	9	32
Reclassification adjustments for (gains) losses included in net income (loss)	6	(5)	69
Provision (benefit) for income taxes	2	(2)	24

Total	4	(3)	45
Foreign currency translation:
Foreign currency translation gains (losses)	(40)	3	24
Provision (benefit) for income taxes	(13)	1	(2)

Total	(27)	2	26
Reclassification adjustments for (gains) losses included in net income (loss)	4	(5)	—

Total other comprehensive income (loss)	107	(142)	232

Comprehensive income (loss)	$676	$108	$1,466

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended December 31, 2014, 2013 and 2012

(In millions except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary and Noncontrolling Interest		Total Equity
	Shares	Amount				Shares	Amount		Shares	Amount
Balance, January 1, 2012	274,896,162	$275	$3,072	$805	$(176)	(81,752,966)	$(2,276)	$1,700	1,315	$23	$1,723

Net income (loss)	—	—	—	1,234	—	—	—	1,234	—	—	1,234
Other comprehensive income (loss)	—	—	—	—	232	—	—	232	—	—	232
Share-based compensation, net of tax of $7	2,508,877	2	4	—	—	19,436	1	7	—	—	7
Change in noncontrolling interest in subsidiary	—	—	—	—	—	—	—	—	—	(2)	(2)

Balance, December 31, 2012	277,405,039	$277	$3,076	$2,039	$56	(81,733,530)	$(2,275)	$3,173	1,315	$21	$3,194

Net income (loss)	—	—	—	250	—	—	—	250	—	—	250
Other comprehensive income (loss)	—	—	—	—	(142)	—	—	(142)	—	—	(142)
Share-based compensation, net of tax of $4	407,391	1	39	—	—	(3,292,641)	(36)	4	—	—	4
Treasury shares received for warrant issuance	—	—	—	—	—	(536,375)	(7)	(7)	—	—	(7)

Balance, December 31, 2013	277,812,430	$278	$3,115	$2,289	$(86)	(85,562,546)	$(2,318)	$3,278	1,315	$21	$3,299

Net income (loss)	—	—	—	569	—	—	—	569	—	—	569
Other comprehensive income (loss)	—	—	—	—	107	—	—	107	—	—	107
Share-based compensation, net of tax of $2	3,540,352	3	13	—	—	(513,267)	(6)	10	—	—	10
Treasury shares acquired under share repurchase program	—	—	—	—	—	(3,334,074)	(35)	(35)	—	—	(35)

Balance, December 31, 2014	281,352,782	$281	$3,128	$2,858	$21	(89,409,887)	$(2,359)	$3,929	1,315	$21	$3,950

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Premiums, fees and reimbursements received	$193	$185	$281
Investment income received	419	426	594
Errors and omissions insurance recoveries received	30	—	—
Insured derivative commutations and losses paid	(432)	(458)	(464)
Financial guarantee losses and loss adjustment expenses paid	(240)	(443)	(895)
Proceeds from recoveries and reinsurance	131	2,621	263
Operating and employee related expenses paid	(238)	(277)	(400)
Interest paid, net of interest converted to principal	(179)	(224)	(400)
Income taxes (paid) received	(17)	(1)	(6)

Net cash provided (used) by operating activities	(333)	1,829	(1,027)

Cash flows from investing activities:
Purchases of available-for-sale investments	(1,494)	(2,397)	(3,086)
Sales of available-for-sale investments	757	1,726	4,658
Paydowns and maturities of available-for-sale investments	484	452	609
Purchases of investments at fair value	(631)	(371)	(346)
Sales, paydowns and maturities of investments at fair value	789	595	960
Sales, paydowns and maturities (purchases) of short-term investments, net	515	(358)	739
Sales, paydowns and maturities of held-to-maturity investments	44	28	1,014
Sales, paydowns and maturities of other investments	1	—	—
Purchases of loans receivable	(310)	—	—
Paydowns and maturities of loans receivable	313	280	278
Consolidation of variable interest entities including cash acquired	221	—	—
Deconsolidation of variable interest entities	18	(26)	(51)
(Payments) proceeds for derivative settlements	(26)	(54)	(288)
Collateral (to) from swap counterparty	144	122	(285)
Capital expenditures	(13)	(3)	(7)

Net cash provided (used) by investing activities	812	(6)	4,195

Cash flows from financing activities:
Proceeds from investment agreements	30	31	36
Principal paydowns of investment agreements	(192)	(285)	(688)
Principal paydowns of medium-term notes	(168)	(197)	(102)
Principal paydowns of variable interest entity notes	(609)	(1,112)	(1,229)
Proceeds from issuance of variable interest entity notes	79	—	—
Payments for securities sold under agreements to repurchase	—	—	(287)
Payments for retirement of debt	—	(3)	(540)
Purchases of treasury stock	(32)	—	—
Change in noncontrolling interest and (purchase)/redemption of subsidiary preferred stock	—	—	(2)
Restricted stock awards settlements	—	—	1

Net cash provided (used) by financing activities	(892)	(1,566)	(2,811)

Effect of exchange rate changes on cash and cash equivalents	(8)	11	—
Net increase (decrease) in cash and cash equivalents	(421)	268	357
Cash and cash equivalents—beginning of year	1,258	990	633
Reclassification to assets held for sale	(55)	—	—

Cash and cash equivalents—end of year	$782	$1,258	$990

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$569	$250	$1,234
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	138	176	152
Deferred acquisition costs	43	43	49
Unearned premium revenue	(412)	(506)	(600)
Loss and loss adjustment expense reserves	(133)	(216)	17
Insurance loss recoverable	162	3,637	(602)
Accrued interest payable	106	106	(3)
Accrued expenses	(36)	43	(23)
Net investment losses related to other-than-temporary impairments	15	—	105
Realized (gains) losses and other settlements on insured derivatives	30	—	—
Unrealized (gains) losses on insured derivatives	(903)	(1,777)	(1,870)
Net (gains) losses on financial instruments at fair value and foreign exchange	(128)	(244)	(73)
Other net realized (gains) losses	(25)	28	(7)
Deferred income tax provision (benefit)	50	157	365
(Gains) losses on extinguishment of debt	—	(61)	(49)
Interest on variable interest entities, net	77	90	140
Other operating	114	103	138

Total adjustments to net income (loss)	(902)	1,579	(2,261)

Net cash provided (used) by operating activities	$(333)	$1,829	$(1,027)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties

Summary

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates one of the largest financial guarantee insurance businesses in the industry and was a provider of asset management and advisory services. MBIA manages five operating segments: 1) United States (“U.S.”) public finance insurance; 2) international and structured finance insurance; 3) corporate; 4) advisory services; and 5) conduit. The Company’s U.S. public finance insurance business is primarily operated through National Public Finance Guarantee Corporation and its subsidiaries (“National”), its international and structured finance insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”), and its asset management and advisory services business was operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). Unless otherwise indicated or the context otherwise requires, references to “MBIA Corp.” are to MBIA Insurance Corporation, together with its subsidiaries, MBIA UK Insurance Limited (“MBIA UK”) and MBIA Mexico S.A. de C.V. MBIA Inc. and certain of its subsidiaries also manage certain other business activities, the results of which are reported in the corporate and conduit segments.

During the second quarter of 2014, the Company dissolved its conduit segment. During the fourth quarter of 2014, the Company changed the name of its structured finance and international insurance operating segment to international and structured finance insurance. Also during the fourth quarter of 2014, the Company entered into an agreement to sell Cutwater to a subsidiary of The Bank of New York Mellon Corporation. This transaction, which was effective January 1, 2015, had a positive but immaterial impact on the Company’s financial position and results of operations. Effective in the fourth quarter of 2014, the Company’s previously reported asset/liability products segment and its corporate segment are managed and reported as one operating segment referred to as the corporate segment. Refer to “Note 12: Business Segments” for further information about the Company’s operating segments.

Business Developments

National Ratings and New Business Opportunities

National’s ability to write new business and compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by major rating agencies. As of December 31, 2014, National was rated AA+ with a stable outlook by Kroll Bond Rating Agency, AA- with a stable outlook by Standard & Poor’s Financial Services LLC (“S&P”), and A3 with a negative outlook by Moody’s Investors Service, Inc. (“Moody’s”).

National seeks to generate shareholder value through appropriate risk adjusted pricing; however, current market conditions and the competitive landscape may limit National’s new business opportunities and its abilities to price and underwrite risk with attractive returns. Refer to “Risks and Uncertainties” below for a discussion of business risks related to National’s insured portfolio.

MBIA Corp. Risk Reductions

During 2014, the Company continued to focus on the collection of excess spread and put-back recoveries and the mitigation of MBIA Corp.’s high risk insurance exposures, primarily through commutations of insurance policies. During 2014, MBIA Corp. commuted $7.1 billion of gross par exposure, primarily comprising structured commercial mortgage-backed securities (“CMBS”) pools, investment grade corporate collateralized debt obligations (“CDOs”), small business securitizations, commercial real estate (“CRE”) CDOs and asset-backed securities (“ABS”) CDOs. During 2013, MBIA Corp. commuted $20.0 billion of gross par exposure, including $7.4 billion and $4.2 billion commuted with Bank of America and Societe Generale, respectively, primarily comprising structured CMBS pools, investment grade CDOs, ABS CDOs, first-lien residential mortgage-backed securities (“RMBS”), high yield corporate CDOs, CRE CDOs and structured insurance securities. During 2012, MBIA Corp. commuted $13.4 billion of gross par exposure, primarily comprising structured CMBS pools, CRE CDOs, investment grade CDOs, ABS CDOs, and subprime RMBS transactions. MBIA Corp. may make negotiated settlement payments to counterparties and/or forego its right to all or some termination premiums when it commutes insurance exposures. The difference between the fair values of the Company’s derivative liabilities for the commuted policies and the aggregate cost of the commutation is reflected in earnings.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

Held For Sale Classifications

Armonk, New York Facility

In the fourth quarter of 2013, the Company approved and initiated a plan to sell its Armonk, New York facility and, since then, has actively marketed the facility for sale. As a result, the facility was classified as held for sale as of December 31, 2014 and 2013 and presented within “Assets held for sale” on the Company’s consolidated balance sheets and measured at the lower of its carrying value or fair value less cost to sell. The Company no longer recognizes depreciation expense on the facility while classified as held for sale. During 2014 and 2013, the Company recorded impairment charges of $3 million and $29 million, respectively, on the Armonk, New York facility to adjust the carrying amount to its estimated fair market value less costs to sell. The fair market value was estimated based on an independent third-party appraisal. The impairment charges were reflected in the results of the Company’s U.S. public finance insurance segment and included in “Other net realized gains (losses)” on the Company’s consolidated statements of operations. Also, during 2014, the Company moved its headquarters from its Armonk, New York facility to a leased facility in Purchase, New York.

Sale of Cutwater Business

As a result of the agreement to sell Cutwater, the assets and liabilities of Cutwater were classified as held for sale as of December 31, 2014 and presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheet and measured at the lower of its carrying value or fair value less cost to sell.

Assets and Liabilities Held for Sale by Major Category

The following table summarizes the components of assets and liabilities held for sale as of December 31, 2014 and 2013:

	As of December 31,
In millions	2014	2013
Assets
Investments carried at fair value	$6	$—
Cash and cash equivalents	15	—
Facility	26	29
Other assets	4	—
Assets of consolidated variable interest entities:
Cash	40	—
Loans receivable at fair value	711	—

Total assets held for sale	$802	$29

Liabilities
Other liabilities	$18	$—
Liabilities of consolidated variable interest entities:
Variable interest entity notes	431	—
Payable for loans purchased	323	—

Total liabilities held for sale	$772	$—

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

U.S. Public Finance Market Conditions

National’s insured portfolio continued to perform satisfactorily against a backdrop of strengthening domestic economic activity. While this trend will generally benefit tax revenues and fees charged for essential municipal services which secure National’s insured bond portfolio, some state and local governments and territory obligors National insures remain under financial and budgetary stress. In addition, a few of these local governments have filed for protection under Chapter 9 of the United States Bankruptcy Code or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of the Company’s insured transactions. The Company monitors and analyzes these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain.

MBIA Corp. Recoveries and Insured Portfolio

The amount and timing of projected collections from excess spread from second-lien RMBS and the put-back recoverable from Credit Suisse Securities (USA) LLC, DLJ Mortgage Capital, Inc., and Select Portfolio Servicing Inc. (collectively, “Credit Suisse”) and the potential of claims from MBIA Corp.’s remaining insured exposures are uncertain. Further, the remaining insured portfolio, aside from these exposures, could deteriorate and result in additional significant loss reserves and claim payments. Management’s expected liquidity and capital forecasts for MBIA Corp., which include expected put-back recoveries from Credit Suisse and excess spread recoveries, reflect adequate resources to pay claims when due. However, if MBIA Corp. experiences higher than expected claim payments or is unable to terminate the remaining exposures that represent substantial risk to the Company, MBIA Corp. may ultimately have insufficient resources to continue to pay claims, which could cause the New York State Department of Financial Services (“NYSDFS”) to put MBIA Insurance Corporation, exclusive of MBIA UK, into a rehabilitation or liquidation proceeding. The Company does not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by NYSDFS would have any significant long-term liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK. Such a proceeding could have material adverse consequences for MBIA Corp., including the termination of insured credit default swaps (“CDS”) contracts for which counterparties may assert market-based claims, the acceleration of debt obligations issued by affiliates and insured by MBIA Corp., the loss of control of MBIA Insurance Corporation to a rehabilitator or liquidator, and unplanned costs.

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” for information about MBIA Corp.’s loss reserves and recoveries.

Corporate Liquidity

As of December 31, 2014 and 2013, the liquidity position, which comprise cash and liquid assets available for general liquidity purposes, of the Company’s corporate segment was $498 million and $359 million, respectively. During 2014, $220 million was released to MBIA Inc. under the MBIA group’s tax sharing agreement (the “Tax Escrow Account”) and National declared and paid a dividend of $220 million to its ultimate parent, MBIA Inc. Subsequent to December 31, 2014, an additional $228 million was released to MBIA Inc. from the Tax Escrow Account. While MBIA Inc.’s liquidity position improved during 2014 due to the Tax Escrow Account release and dividends received, MBIA Inc. continues to have liquidity risk. If invested asset performance deteriorates or the flow of dividends from subsidiaries is interrupted and/or access to the capital markets is impaired, its liquidity position could be eroded over time.

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

Note 2: Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As additional information becomes available or actual amounts become determinable, the recorded estimates are revised and reflected in operating results.

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

VIEs are entities that lack one or more of the characteristics of a voting interest entity. The consolidation of a VIE is required if an entity has a variable interest (such as an equity or debt investment, a beneficial interest, a guarantee, a written put option or a similar obligation) and that variable interest or interests give it a controlling financial interest in the VIE. A controlling financial interest is present when an enterprise has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The enterprise with the controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. The Company consolidates all VIEs in which it is the primary beneficiary. Refer to “Note 4: Variable Interest Entities” for additional information. The Company elected to apply the fair value option to all financial assets and financial liabilities of certain consolidated VIEs on a VIE-by-VIE basis.

Investments

The Company classifies its investments as available-for-sale (“AFS”), held-to-maturity (“HTM”), or trading. AFS investments are reported in the consolidated balance sheets at fair value with unrealized gains and losses, net of applicable deferred income taxes, reflected in accumulated other comprehensive income (loss) (“AOCI”) in shareholders’ equity. Investments carried at fair value are reported in the consolidated balance sheet at fair value and changes in fair value and realized gains and losses from the sale of these securities are reflected in earnings as part of “Net gains (losses) on financial instruments at fair value and foreign exchange.” Investments carried at fair value are classified as trading and consist of debt securities held in portfolios that are actively managed and are subject to frequent buying and selling.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Short-term investments held as AFS include all fixed-maturity securities with a remaining effective term to maturity of less than one year, commercial paper and money market securities. HTM investments are reported in the consolidated balance sheets at amortized cost. Debt securities are classified as HTM investments when the Company has the ability and intent to hold such investments to maturity. Investment income is recorded as earned. Bond discounts and premiums are amortized using the effective yield method over the remaining term of the securities and reported in “Net investment income.” For mortgage-backed securities (“MBS”) and ABS, discounts and premiums are amortized using the retrospective method. Realized gains and losses represent the difference between the amortized cost value and the sale proceeds.

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

Acquisition Costs

The Company capitalizes and defers acquisition costs that are directly related to the successful acquisition of new or renewal insurance business. Acquisition costs are costs to acquire an insurance contract which result directly from and is essential to the insurance contracts transaction and would not have been incurred by the Company had the contract transaction not occurred. Acquisition costs include compensation of employees involved in underwriting, certain rating agency fees, state premium taxes and certain other underwriting expenses, reduced by ceding commission income on premiums ceded to reinsurers. Acquisition costs also include ceding commissions paid by the Company in connection with assuming business from other financial guarantors. Acquisition costs, net of ceding commissions received, related to non-derivative insured financial guarantee transactions are deferred and amortized over the period in which the related premiums are earned. Acquisition costs related to insured derivative transactions are expensed as incurred.

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

The Company’s estimated remaining weighted average useful lives of each class of assets held for use as of December 31, 2014 are as follows:

Leasehold improvements	15 years
Furniture and fixtures	6 years
Equipment and software	4 years

Derivatives

MBIA has entered into derivative transactions as an alternative form of financial guarantee and for purposes of managing risks associated with existing assets and liabilities. All derivative instruments are reported at fair value on the consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the contract, and changes in fair value are reported in the consolidated statements of operations as “Net gains (losses) on financial instruments at fair value and foreign exchange” or “Unrealized gains (losses) on insured derivatives” depending on the nature of the derivative.

The Company elected to record at fair value certain financial instruments that contained an embedded derivative that required bifurcation from the host contract and to be accounted for separately as a derivative instrument. These hybrid financial instruments included certain medium-term notes (“MTNs”) and certain AFS securities. The Company elected to fair value these hybrid financial instruments given the complexity of bifurcating the embedded derivatives.

Refer to “Note 9: Derivative Instruments” for a further discussion of the Company’s use of derivatives and their impact on the Company’s consolidated financial statements and “Note 7: Fair Value of Financial Instruments” for derivative valuation techniques and fair value disclosures.

Offsetting of Fair Value Amounts Related to Derivative Instruments

The Company presents the fair value amounts recognized for eligible derivative contracts executed with the same counterparty on a net basis in the consolidated balance sheets. Accrued receivables and accrued payables which meet the offsetting criteria are netted separately from the derivative amounts and reported in “Other assets” or “Other liabilities.” Cash collateral is offset against amounts recognized as derivative liabilities and the related accrued interest for eligible derivative contracts. Refer to “Note 9: Derivative Instruments” for the impact of offsetting eligible derivative contracts executed with the same counterparty on the consolidated balance sheets.

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

The availability of observable inputs can vary from product to product and period to period and is affected by a wide variety of factors, including, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Investment Agreements and Medium-Term Notes

Investment agreements and MTNs are carried at the principal amount outstanding plus accrued interest and net of any unamortized premiums or discounts or at fair value for certain MTNs. Interest expense is accrued at the contractual interest rate. Premiums and discounts related to investment agreements and MTNs are amortized and reported as interest expense based on the effective yield method.

Long-term Debt

Long-term debt is carried at the principal amount outstanding plus accrued interest and net of any unamortized discounts.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Foreign Currency Translation

Financial statement assets and liabilities denominated in foreign currencies are translated into U.S. dollars generally using rates of exchange prevailing as of the balance sheet date. Operating results are translated at average rates of exchange prevailing during the year. Unrealized gains or losses, net of deferred taxes, resulting from translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included in “Accumulated other comprehensive income (loss)” in shareholders’ equity. Foreign currency remeasurement gains and losses resulting from transactions in non-functional currencies are recorded in earnings. Exchange gains and losses resulting from foreign currency transactions are recorded in earnings.

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

MBIA Inc. and its eligible U.S. subsidiaries file a consolidated federal income tax return. The U.S. income taxes, which represent a majority of the taxes paid by the Company, are allocated based on the provisions of the Company’s tax sharing agreement which governs the intercompany settlement of tax obligations and benefits. The method of allocation between the members is generally based upon separate-company calculations as if each member filed a separate tax return on its own. As of December 31, 2014, any member with a net operating loss (“NOL”) has not received any payment with respect to stand-alone tax losses contributed to the consolidated group. Each member with an NOL will receive benefits of its tax losses and credits as it is able to earn them out in the future. However, based on current facts and circumstances, MBIA Inc. has advised its subsidiaries that, its intention is not to allow any member’s NOL, capital loss or tax credit carryforward generated by any subsidiary to expire without compensation, to the extent such carryforward is used in consolidation. Such intention is independent of the tax sharing agreement which does not require any such compensation.

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

Recent Accounting Developments

Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April of 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)-Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for determining whether a disposal of a component or group of components of an entity qualifies for discontinued operations presentation and requires new disclosures. ASU 2014-08 amends the definition of discontinued operation to a disposal of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results. ASU 2014-08 is effective for interim and annual periods beginning January 1, 2015, and with early adoption permitted but only for disposals or classifications as held for sale that have not been reported in previously issued financial statements. The adoption of ASU 2014-08 is not expected to materially impact the Company’s consolidated financial statements.

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

Consolidation (Topic 810)—Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (ASU 2014-13)

In August of 2014, the FASB issued ASU 2014-13, “Consolidation (Topic 810)-Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.” ASU 2014-13 applies to a consolidated collateralized financing entity defined as a consolidated VIE that holds financial assets and issues beneficial interests in those financial assets that are classified as financial liabilities. The Company may elect to measure the financial assets and the financial liabilities of a consolidated collateralized financing entity using a measurement alternative provided in ASU 2014-13. The measurement alternative requires both the financial assets and the financial liabilities of the consolidated collateralized financing entity to be measured using the more observable of the fair value of the financial assets and the fair value of the financial liabilities with the changes in fair value recognized to earnings. Upon adoption, a reporting entity may apply the measurement alternative to existing consolidated collateralized financing entities. ASU 2014-13 is effective for interim and annual periods beginning January 1, 2016 with early adoption permitted. The adoption of ASU 2014-13 is not expected to materially impact the Company’s consolidated financial statements.

Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15)

In August of 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for the annual period ending December 31, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The adoption of ASU 2014-15 is not expected to materially impact the Company’s consolidated financial statements.

Consolidation (Topic 810)—Amendments to the Consolidation Analysis (ASU 2015-02)

In February of 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810)—Amendments to the Consolidation Analysis.” ASU 2015-02 amends the accounting guidance for consolidation of legal entities including VIEs. ASU 2015-02 eliminates the specialized consolidation model and guidance for limited partnerships, amends the conditions for evaluating whether a fee paid to a decision maker or a service provider represents a variable interest in a VIE, amends the related party guidance for the determination of the primary beneficiary of a VIE, and requires certain investment funds designed as VIEs, except money market funds, to apply the amended consolidation guidance. ASU 2015-02 is effective for interim and annual periods beginning January 1, 2016 with early adoption permitted, and is applied on a retrospective or modified retrospective basis. The Company is evaluating the impact of adopting ASU 2015-02.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Variable Interest Entities

Through MBIA’s international and structured finance insurance segment, the Company provides credit protection to issuers of obligations that may involve issuer-sponsored special purpose entities (“SPE”). An SPE may be considered a VIE to the extent the SPE’s total equity at risk is not sufficient to permit the SPE to finance its activities without additional subordinated financial support or its equity investors lack any one of the following characteristics: (i) the power to direct the activities of the SPE that most significantly impact the entity’s economic performance or (ii) the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity. A holder of a variable interest or interests in a VIE is required to assess whether it has a controlling financial interest, and thus is required to consolidate the entity as primary beneficiary. An assessment of a controlling financial interest identifies the primary beneficiary as the variable interest holder that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE. An ongoing reassessment of controlling financial interest is required to be performed based on any substantive changes in facts and circumstances involving the VIE and its variable interests.

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

The Company’s advisory services segment provides asset management and advisory services to VIEs. During 2014, the Company consolidated three VIEs as the primary beneficiary, pursuant to this segment’s activities. As of December 31, 2014, the Company holds approximately $4 million of the subordinated notes issued by one of the VIEs. The Company has no obligation or commitment to provide additional financial support or liquidity to these VIEs. Effective January 1, 2015, the Company completed the sale of its Cutwater business and deconsolidated these VIEs. Refer to “Note 1: Business Developments and Risks and Uncertainties” for additional information about the sale of Cutwater.

The Company’s conduit segment has managed and administered a conduit that invested primarily in debt securities and was funded through the issuance of VIE notes. The Company consolidated the conduit as the primary beneficiary. In 2014, all outstanding VIE notes were repaid by the conduit, and the conduit was subsequently dissolved. The Company no longer provides any related credit protection.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs

Insurance

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of December 31, 2014 and 2013, through its insurance operations. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs as of December 31, 2014 and 2013. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured CDS contracts and any investments in obligations issued by nonconsolidated VIEs.

	December 31, 2014
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$8,613	$5,623	$110	$24	$—	$20	$70	$102
Mortgage-backed residential	14,136	7,459	9	41	518	39	307	—
Mortgage-backed commercial	571	279	—	1	—	1	—	—
Consumer asset-backed	6,008	1,989	—	16	—	14	12	—
Corporate asset-backed	6,612	4,608	—	41	6	47	—	—

Total global structured finance	35,940	19,958	119	123	524	121	389	102
Global public finance	49,686	16,698	—	179	—	211	—	—

Total insurance	$85,626	$36,656	$119	$302	$524	$332	$389	$102

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

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $5.0 billion and $4.8 billion, respectively, as of December 31, 2014, and $5.6 billion and $5.3 billion, respectively, as of December 31, 2013. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. The carrying amounts of assets and liabilities of consolidated VIEs in the Company’s advisory services segment were $751 million and $754 million, respectively, as of December 31, 2014, and are presented separately in “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheets. Additional VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. Three additional VIEs were consolidated during the year ended December 31, 2014 and no additional VIEs were consolidated during the year ended December 31, 2013. Net realized losses recorded for the year ended December 31, 2014 were $3 million related to the consolidation of VIEs.

Holders of insured obligations of issuer-sponsored VIEs related to the Company’s international and structured finance insurance segment do not have recourse to the general assets of MBIA. In the event of nonpayment of an insured obligation issued by a consolidated VIE, the Company is obligated to pay principal and interest, when due, on the respective insured obligation only. The Company’s exposure to consolidated VIEs is limited to the credit protection provided on insured obligations and any additional variable interests held by MBIA.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Insurance Premiums

The Company recognizes and measures premiums related to financial guarantee (non-derivative) insurance and reinsurance contracts in accordance with the accounting principles for financial guarantee insurance contracts.

As of December 31, 2014 and 2013, premiums receivable was $875 million and $1.1 billion, respectively, primarily related to installment policies for which premiums will be collected over the estimated term of the contracts. Premiums receivable for an installment policy is initially measured at the present value of premiums expected to be collected over the expected period or contract period of the policy using a risk-free discount rate. Premiums receivable for policies that use the expected period of risk due to expected prepayments are adjusted in subsequent measurement periods when prepayment assumptions change using the risk-free discount rate as of the remeasurement date.

The Company evaluates whether any premiums receivable are uncollectible at each balance sheet date. If the Company determines that premiums are uncollectible, it records a write-off of such amounts in current earnings. The majority of the Company’s premiums receivable consist of the present values of future installment premiums that are not yet billed or due, primarily from structured finance transactions. Given that premiums due to MBIA typically have priority over most other payment obligations of structured finance transactions, the Company determined that the amount of uncollectible premiums as of December 31, 2014 and 2013 was insignificant.

As of December 31, 2014 and 2013, the risk-free rate used to discount future installment premiums was 2.8% and 2.9%, respectively, and the weighted average expected collection term of the premiums receivable was 9.18 years and 9.21 years, respectively. As of December 31, 2014 and 2013, reinsurance premiums payable was $56 million and $51 million, respectively, and is included in “Other liabilities” in the Company’s consolidated balance sheets. The reinsurance premiums payable is accreted and paid to reinsurers as premiums due to MBIA are accreted and collected.

The following tables present a roll forward of the Company’s premiums receivable for the years ended December 31, 2014 and 2013:

In millions			Adjustments
Premiums Receivable as of December 31, 2013	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount	Other(1)	Premiums Receivable as of December 31, 2014
$1,051	$(120)	$6	$(50)	$26	$(38)	$875

(1)—Primarily consists of unrealized gains (losses) due to foreign currency exchange rates.

In millions			Adjustments
Premiums Receivable as of December 31, 2012	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount	Other(1)	Premiums Receivable as of December 31, 2013
$1,228	$(135)	$—	$(45)	$28	$(25)	$1,051

(1)—Primarily consists of unrealized gains (losses) due to foreign currency exchange rates.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Insurance Premiums (continued)

The following table presents the undiscounted future amount of premiums expected to be collected and the period in which those collections are expected to occur:

In millions	Expected Collection of Premiums
Three months ended:
March 31, 2015	$20
June 30, 2015	32
September 30, 2015	21
December 31, 2015	24

Twelve months ended:
December 31, 2016	91
December 31, 2017	83
December 31, 2018	73
December 31, 2019	68

Five years ended:
December 31, 2024	282
December 31, 2029	204
December 31, 2034 and thereafter	213

Total	$1,111

The following table presents the unearned premium revenue balance and future expected premium earnings as of and for the periods presented:

		Expected Future Premium Earnings
In millions	Unearned Premium Revenue	Upfront	Installments	Accretion	Total Expected Future Premium Earnings
December 31, 2014	$1,986

Three months ended:
March 31, 2015	1,934	$30	$22	$6	$58
June 30, 2015	1,883	29	22	6	57
September 30, 2015	1,834	28	21	6	55
December 31, 2015	1,786	27	21	6	54

Twelve months ended:
December 31, 2016	1,603	102	81	21	204
December 31, 2017	1,436	93	74	20	187
December 31, 2018	1,286	85	65	18	168
December 31, 2019	1,148	78	60	17	155

Five years ended:
December 31, 2024	613	294	241	64	599
December 31, 2029	288	171	154	37	362
December 31, 2034 and thereafter	—	146	142	35	323

Total		$1,083	$903	$236	$2,222

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves

Loss and Loss Adjustment Expense Process

The Company’s insured portfolio management groups within its U.S. public finance insurance and international and structured finance insurance businesses (collectively, “IPM”) monitor MBIA’s outstanding insured obligations with the objective of minimizing losses. IPM meets this objective by identifying issuers that, because of deterioration in credit quality or changes in the economic, regulatory or political environment, are at a heightened risk of defaulting on debt service of obligations insured by MBIA. In such cases, IPM works with the issuer, trustee, bond counsel, servicer, underwriter and other interested parties in an attempt to alleviate or remedy the problem and avoid defaults on debt service payments. Once an obligation is insured, MBIA typically requires the issuer, servicer (if applicable) and the trustee to furnish periodic financial and asset-related information, including audited financial statements, to IPM for review. IPM also monitors publicly available information related to insured obligations. Potential problems uncovered through this review, such as poor financial results, low fund balances, covenant or trigger violations and trustee or servicer problems, or other events that could have an adverse impact on the insured obligation, could result in an immediate surveillance review and an evaluation of possible remedial actions. IPM also monitors and evaluates the impact on issuers of general economic conditions, current and proposed legislation and regulations, as well as sovereign, state and municipal finances and budget developments.

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

The Company does not establish any case basis reserves for insured obligations that are assigned to “Caution List—Low,” “Caution List—Medium” or “Caution List—High.” In the event MBIA expects to pay a claim with respect to an insured transaction, it places the insured transaction on its “Classified List” and establishes a case basis reserve. When there are no remaining expected future claim payments, the insured transaction is removed from the “Classified List.” The following provides a description of each surveillance category:

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

In establishing case basis loss reserves, the Company calculates the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and the weighted average remaining life of the insurance contract as required by accounting principles for financial guarantee contracts. Yields on U.S. Treasury offerings are used to discount loss reserves denominated in U.S. dollars, which represent the majority of the loss reserves. Similarly, yields on foreign government offerings are used to discount loss reserves denominated in currencies other than the U.S. dollar. If the Company were to apply different discount rates, its case basis reserves may have been higher or lower than those established as of December 31, 2014. For example, a higher discount rate applied to expected future payments would have decreased the amount of a case basis reserve established by the Company and a lower rate would have increased the amount of a reserve established by the Company. Similarly, a higher discount rate applied to the potential future recoveries would have decreased the amount of a loss recoverable established by the Company and a lower rate would have increased the amount of a loss recoverable established by the Company.

U.S. Public Finance Insurance

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

As of December 31, 2014 and 2013, the Company established loss and LAE reserves totaling $45 million and $87 million, respectively, and insurance loss recoverable of $4 million and $13 million, respectively, related to U.S. public finance issues. For the year ended December 31, 2014, losses and LAE incurred was a benefit of $10 million, primarily related to decreases in reserves for certain general obligation bonds, partially offset by increases in reserves for Puerto Rico exposures.

Certain local governments remain under financial and budgetary stress and a few have filed for protection under the United States Bankruptcy Code, or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of the Company’s insured transactions. The Company monitors and analyzes these situations closely, however, the overall extent and duration of such events are uncertain and the filing for protection under the United States Bankruptcy Code or entering state statutory proceedings does not result in a default or indicate that an ultimate loss will occur. As of December 31, 2014 and 2013, the Company had $98.9 billion and $124.9 billion, respectively, of gross par outstanding on general obligations, of which $152 million and $161 million, respectively, were reflected on the Company’s “Classified List.” Capital appreciation bonds are reported at the par amount at the time of issuance of the insurance policy.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

International and Structured Finance Insurance

As of December 31, 2014, the majority of the international and structured finance insurance segment’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP were related to insured second and first-lien RMBS transactions. These reserves and recoveries do not include estimates for policies insuring credit derivatives or losses and recoveries on financial guarantee VIEs that are eliminated in consolidation. Policies insuring credit derivative contracts are accounted for as derivatives and carried at fair value under GAAP. The fair values of insured derivative contracts are influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments under the Company’s insurance policies. In the absence of credit impairments on insured derivative contracts or the early termination of such contracts at a loss, the cumulative unrealized losses recorded from these contracts should reverse before or at the maturity of the contracts.

Notwithstanding the difference in accounting under GAAP for financial guarantee policies and the Company’s insured derivatives, insured derivatives have similar terms, conditions, risks, and economic profiles to financial guarantee insurance policies, and therefore, are evaluated by the Company for loss (referred to as credit impairment herein) and LAE periodically in a manner similar to the way that loss and LAE reserves are estimated for financial guarantee insurance policies. Credit impairments represent actual payments and collections plus the present value of estimated expected future claim payments, net of recoveries. MBIA Corp.’s, exclusive of MBIA UK, expected future claim payments for insured derivatives were discounted using a rate of 5.17%, the same rate it used to calculate its statutory loss reserves as of December 31, 2014. MBIA UK used a rate of 2.20% to discount its expected future claim payments and statutory loss reserves. These credit impairments, calculated in accordance with statutory accounting principles (“U.S. STAT”) differ from the fair values recorded in the Company’s consolidated financial statements. The Company considers its credit impairment estimates as critical information for investors as it provides information about loss payments the Company expects to make on insured derivative contracts.

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

RMBS Case Basis Reserves and Recoveries (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies. The Company calculated RMBS case basis reserves as of December 31, 2014 for both second and first-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using a database of loan level information, a proprietary internal cash flow model, and a commercially available model to estimate potential losses and recoveries on insured bonds. “Roll Rate” is defined as the probability that current loans become delinquent and that loans in the delinquent pipeline are charged-off or liquidated. Generally, Roll Rates are calculated for the previous three months and averaged. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses (base case, stress case, and an additional stress case).

In calculating ultimate cumulative losses for RMBS, the Company estimates the amount of loans that are expected to be charged-off (deemed uncollectible by servicers of the transactions) or liquidated in the future.

Second-lien RMBS Reserves

The Company’s second-lien RMBS case basis reserves as of December 31, 2014 relate to RMBS backed by home equity lines of credit (“HELOC”) and closed-end second mortgages (“CES”).

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The Roll Rates for 30-59 day delinquent loans and 60-89 day delinquent loans are calculated on a transaction-specific basis. The Company assumes that the Roll Rate for 90+ day delinquent loans, excluding foreclosures and Real Estate Owned (“REO”) is 95%. The Roll Rates are applied to the amounts in the respective delinquency buckets based on delinquencies as of November 30, 2014 to estimate future losses from loans that are delinquent as of the current reporting period.

Roll Rates for loans that are current as of November 30, 2014 (“Current Roll to Loss”) are also calculated on a transaction-specific basis. A proportion of loans reported current as of November 30, 2014 is assumed to become delinquent every month, at a Current Roll to Loss rate that persists at current levels for a time and subsequently starts to decline. A key assumption in the model is the period of time in which the Company projects current levels of Current Roll to Loss to persist. The three different scenarios, base, stress and additional stress, differ in the period of time for which the current levels of Current Roll to Loss rates persist. Loss reserves are calculated by using a weighted average of these three scenarios, with the majority of the probability assigned to the stress and additional stress scenarios where the current levels of Current Roll to Loss rates persist for six or eighteen months before reverting to historic levels.

In the base case scenario, the Company assumes that the Current Roll to Loss begins to decline immediately and continues to decline over the next six months to 25% of their levels as of November 30, 2014. For example, if the amount of current loans which become 30-59 days delinquent were 10%, and recent performance were to suggest that 30% of those loans will be charged-off, the Current Roll to Loss for the transaction is 3%. In the base case, the Current Roll to Loss will then reduce linearly to 25% of its original value over the next six months (i.e., 3% will linearly reduce to 0.75% over the six months from December 2014 to May 2015). After that six-month period in the base case scenario, the Company further reduces the loss to 0% by late 2015 with the expectation that the performing seasoned loans will eventually result in loan performance reverting to lower levels of default consistent with history. In the stress and additional stress case scenarios, the Current Roll to Loss trends persist for six months and eighteen months, respectively, before reverting to historic trends.

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

As of December 31, 2014 and 2013, the Company established loss and LAE reserves totaling $70 million and $126 million, respectively, related to second-lien RMBS issues after the elimination of $21 million and $43 million, respectively, as a result of consolidating VIEs. For the year ended December 31, 2014, the Company incurred $70 million of losses and LAE recorded in earnings related to second-lien RMBS issues after the elimination of a $20 million expense as a result of consolidating VIEs.

The Company monitors portfolio performance on a monthly basis against projected performance, reviewing delinquencies, Roll Rates, and prepayment rates (including voluntary and involuntary). However, loan performance remains difficult to predict and losses may exceed expectations. In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves accordingly. If actual performance were to remain at the current levels for six additional months compared to the probability-weighted outcome currently used by the Company, the addition to the case basis reserves would be approximately $45 million.

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

Excess Spread

As of December 31, 2014 and 2013, the Company recorded estimated recoveries of $523 million and $681 million, respectively, for the reimbursement of past and future expected claims through excess spread in insured second-lien RMBS transactions after the elimination of $137 million and $190 million, respectively, as a result of consolidating VIEs. As of December 31, 2014, $496 million and $27 million were included in “Insurance loss recoverable” and “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets, respectively, after the elimination of $132 million and $5 million in “Insurance loss recoverable” and in “Loss and loss adjustment expense reserves”, respectively, as a result of consolidating VIEs. As of December 31, 2013, $647 million and $34 million were included in “Insurance loss recoverable” and “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets, respectively, after the elimination of $183 million and $7 million, respectively, as a result of consolidating VIEs.

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

Voluntary prepayment rates generally increased for the year ended December 31, 2014. The use of these average voluntary prepayment rates in the loss projections resulted in a reduction in estimated recoveries.

Ineligible Mortgage Loans

To date, MBIA has settled the majority of the Company’s put-back claims. Only its claims against Credit Suisse remain outstanding. Settlement amounts have been consistent with the put-back recoveries previously included in the Company’s financial statements.

The contract claim remaining with Credit Suisse is related to the inclusion of ineligible mortgage loans in the 2007-2 Home Equity Mortgage Trust (“HEMT”) securitization. Credit Suisse has challenged the Company’s assessment of the ineligibility of individual mortgage loans and the dispute is the subject of litigation for which there is no assurance that the Company will prevail. Refer to “Note 21: Commitments and Contingencies” for additional information about the litigation against Credit Suisse.

As of December 31, 2014 and 2013, the Company recorded estimated recoveries of $379 million and $359 million, respectively, related to its Credit Suisse put-back claims, reflected in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

The Company believes that it will prevail in enforcing its contractual put-back rights against Credit Suisse. Based on the Company’s assessment of the strength of these claims, its prior settlements with other sellers/servicers, and success of other monolines in litigation against other sellers/servicers, the Company believes it is entitled to collect the full amount of its incurred losses, which totaled $417 million through December 31, 2014. The Company is also entitled to collect interest on amounts paid; it believes that in context of its put-back litigation, the appropriate rate should be the New York State statutory rate. However, the Company currently calculates its put-back recoveries using the contractual interest rate, which is lower than the New York State statutory rate.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Notwithstanding the foregoing, uncertainty remains with respect to the ultimate outcome of the litigation with Credit Suisse, which is contemplated in the scenario based-modeling the Company uses. The Credit Suisse recovery scenarios are based on the amount of incurred losses measured against certain probabilities of ultimate resolution of the dispute with Credit Suisse. Most of the probability weight is assigned to partial recovery scenarios and are discounted using the current risk-free discount rates associated with the underlying transaction’s cash flows.

The Company continues to consider all relevant facts and circumstances in developing its assumptions on expected cash inflows, probability of potential recoveries (including the outcome of litigation) and recovery period. The estimated amount and likelihood of potential recoveries are expected to be revised and supplemented to the extent there are developments in the pending litigation and/or changes to the financial condition of Credit Suisse. While the Company believes it will be successful in realizing its recoveries from its contract claims against Credit Suisse, the ultimate amounts recovered may be materially different from those recorded by the Company given the inherent uncertainty of the manner of resolving the claims (e.g., litigation) and the assumptions used in the required estimation process for accounting purposes which are based, in part, on judgments and other information that are not easily corroborated by historical data or other relevant benchmarks.

First-lien RMBS Reserves

The Company’s first-lien RMBS case basis reserves as of December 31, 2014, which primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans, were determined using the Roll Rate Methodology. The Company assumes that the Roll Rate for loans in foreclosure, REO and bankruptcy are 90%, 90% and 75%, respectively. Roll Rates for current, 30-59 day delinquent loans, 60-89 day delinquent loans and 90+ day delinquent loans are calculated on a transaction-specific basis. The Current Roll to Loss rates stay at the November 30, 2014 level for one month before declining to 25% of this level over a 24-month period.

The Company estimates future losses by using three different probability-weighted scenarios: base; stress; and additional stress. The three scenarios differ in the Roll Rates to loss of 90+ day delinquent loans. In the base scenario, the Company uses deal-specific Roll Rates obtained from historic loan level Roll Rate data for 90+ day delinquent loans. In the stress scenario, the Company assumes a 90% Roll Rate for all 90+ day delinquent loans. In the additional stress scenario, the Roll Rates for each deal are an average of the deal-specific Roll Rate used in the base scenario and the 90% rate. The Roll Rates are applied to the amounts in each deal’s respective 90+ delinquency bucket based on delinquencies as of November 30, 2014 in order to estimate future losses from loans that are delinquent as of December 31, 2014.

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

As of December 31, 2014, the Company established loss and LAE reserves totaling $263 million related to first-lien RMBS issues. As of December 31, 2013, the Company established loss and LAE reserves totaling $241 million related to first-lien RMBS issues after the elimination of $2 million as a result of consolidating VIEs. For the year ended December 31, 2014, the Company incurred $65 million of losses and LAE recorded in earnings related to first-lien RMBS issues after the elimination of a $2 million expense as a result of consolidating VIEs.

Multi-sector CDOs, CRE, and High Yield Corporate CDOs

MBIA’s insured multi-sector CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes but are not limited to RMBS related collateral, ABS CDOs, corporate CDOs and collateralized loan obligations). These transactions were insured as either financial guarantee insurance policies or credit derivatives with the majority currently insured in the form of financial guarantees.

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

MBIA’s high yield corporate CDO portfolio comprises middle-market/special-opportunity corporate loan transactions. These transactions were insured as financial guarantee insurance policies.

The following discussion provides information about the Company’s process for estimating reserves and credit impairments on these policies, determined as the present value of the probability-weighted potential future losses, net of estimated recoveries, across multiple scenarios.

The Company considers several factors when developing the range of potential outcomes and their impact on MBIA. The following approaches require substantial judgments about the future performance of each transaction:

1.	Each transaction is evaluated for its commutation potential, which is customized by counterparty and considers historical commutation prices, the level of dialogue with the counterparty and the credit quality and payment profile of the underlying exposure.

2.	A range of loss scenarios is considered under different default and severity rates for each transaction’s collateral.

The loss severities projected by these approaches vary widely. Actual losses will be a function of the proportion of collateral in the pools that default and the loss severities associated with those defaults.

As of December 31, 2014 and 2013, the Company established loss and LAE reserves totaling $111 million and $127 million, respectively, related to the total CDO financial guarantee insurance portfolio after the elimination of $225 million and $226 million, respectively, as a result of consolidating VIEs. For the year ended December 31, 2014, the Company incurred $33 million of losses and LAE recorded in earnings related to the total CDO financial guarantee insurance portfolio after the elimination of a $1 million benefit as a result of consolidating VIEs. In the event of further deteriorating performance of the collateral referenced or held in total CDO portfolio, the amount of losses estimated by the Company could increase substantially.

Loss and LAE Activity

Financial Guarantee Insurance Losses (Non-Derivative and Non-Consolidated VIEs)

The Company’s financial guarantee insurance losses and LAE, net of reinsurance for the years ended December 31, 2014, 2013 and 2012 are presented in the following table:

	Year Ended December 31,
In millions	2014	2013	2012
Second-lien RMBS	$70	$(2)	$(151)
First-lien RMBS	65	(70)	147
Other(1)	(2)	189	54

Losses and LAE expense (benefit)	$133	$117	$50

(1)—Includes ABS CDOs, CMBS, U.S. public finance and other issues.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

For 2014, the increase in losses and LAE expense, in the preceding table, compared with 2013 primarily related to increases in losses and LAE related to expected payments on insured first-lien RMBS and high yield corporate CDOs and decreases in recoveries of expected payments as a result of lower projected collections from excess spread within insured second-lien RMBS securitizations. Partially offsetting this increase in Loss and LAE were benefits related to a decrease in reserves on an international road transaction, decreases in losses and LAE related to expected payments on ABS CDOs and increases in recoveries of expected payments within insured first-lien RMBS securitizations.

For 2013, the increase in losses and LAE expense, in the preceding table, compared with 2012, primarily related to increases in losses on other issues related to an international road transaction and U.S. public finance transactions and a decrease in recoveries on insured second-lien RMBS transactions, partially offset by a benefit in first-lien RMBS transactions related to previously established reserves and decreases in CMBS and ABS CDO transactions.

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the years ended December 31, 2014, 2013 and 2012, gross LAE related to remediating insured obligations were $36 million, $57 million and $137 million, respectively. Decreases in LAE are due to lower litigation expenses as a result of settlements.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2014:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	38	98	4	175	315
Number of issues(1)	18	7	3	119	147
Remaining weighted average contract period (in years)	7.2	12.0	10.1	7.0	7.7
Gross insured contractual payments outstanding:(2)
Principal	$1,757	$1,372	$133	$8,001	$11,263
Interest	696	819	68	3,037	4,620

Total	$2,453	$2,191	$201	$11,038	$15,883

Gross Claim Liability	$—	$—	$—	$850	$850
Less:
Gross Potential Recoveries	—	—	—	860	860
Discount, net(3)	—	—	—	14	14

Net claim liability (recoverable)	$—	$—	$—	$(24)	$(24)

Unearned premium revenue	$63	$19	$5	$80	$167

(1)—An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2)—Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3)—Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2013:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	83	19	5	192	299
Number of issues(1)	26	14	4	136	180
Remaining weighted average contract period (in years)	11.0	4.9	11.5	9.5	9.7
Gross insured contractual payments outstanding:(2)
Principal	$5,290	$1,073	$40	$7,861	$14,264
Interest	3,829	253	24	4,526	8,632

Total	$9,119	$1,326	$64	$12,387	$22,896

Gross Claim Liability	$—	$—	$—	$1,235	$1,235
Less:
Gross Potential Recoveries	—	—	—	1,085	1,085
Discount, net(3)	—	—	—	205	205

Net claim liability (recoverable)	$—	$—	$—	$(55)	$(55)

Unearned premium revenue	$112	$19	$—	$96	$227

(1)—An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2)—Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3)—Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

The gross claim liability in the preceding tables represents the Company’s estimate of undiscounted probability-weighted future claim payments. As of December 31, 2014, the gross claim liability primarily related to insured first and second-lien RMBS issues, high yield corporate CDOs and an international road transaction. As of December 31, 2013, the gross claim liability primarily related to insured first and second-lien RMBS issues, ABS CDOs and an international road transaction.

The gross potential recoveries represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments. As of December 31, 2014 and 2013, the gross potential recoveries principally related to insured second-lien RMBS and U.S. public finance issues. The Company’s recoveries have been, and remain based on either salvage rights, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments, it is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of the claim liability for a given policy. The gross claim liability and gross potential recoveries reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The following table presents the components of the Company’s loss and LAE reserves and insurance loss recoverable as reported on the Company’s consolidated balance sheets as of December 31, 2014 and 2013 for insured obligations within MBIA’s “Classified List.” The loss reserves (claim liability) and insurance claim loss recoverable included in the following table represent the present value of the probability-weighted future claim payments and recoveries reported in the preceding tables.

In millions	As of December 31, 2014	As of December 31, 2013
Loss reserves (claim liability)	$464	$580
LAE reserves	42	61

Loss and LAE reserves	$506	$641

Insurance claim loss recoverable	$(533)	$(694)
LAE insurance loss recoverable	—	—

Insurance loss recoverable	$(533)	$(694)

Reinsurance recoverable on unpaid losses	$6	$7
Reinsurance recoverable on unpaid LAE reserves	1	1

Reinsurance recoverable on paid and unpaid losses	$7	$8

As of December 31, 2014, loss and LAE reserves include $653 million of reserves for expected future payments, partially offset by expected recoveries of such future payments of $147 million. As of December 31, 2013, loss and LAE reserves included $847 million of reserves for expected future payments, partially offset by expected recoveries of such future payments of $206 million.

As of December 31, 2014 and 2013, the insurance loss recoverable primarily related to expected future recoveries on second-lien RMBS transactions resulting from excess spread generated by performing loans in such transactions. The decrease in insurance loss recoverable was primarily due to decreases in projected collections from excess spread within insured second-lien RMBS securitizations.

The following table presents the amounts of the Company’s second-lien RMBS exposure, gross undiscounted claim liability and potential recoveries related to non-consolidated VIEs and consolidated VIEs, included in the Company’s “Classified List,” as of December 31, 2014:

Second-lien RMBS Exposure	Outstanding		Gross Undiscounted
In billions	Gross Principal	Gross Interest	Claim Liability	Potential Recoveries
Non-consolidated VIEs	$2.9	$0.9	$0.1	$0.6
Consolidated VIEs	$1.5	$0.4	$—	$0.5

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The following tables present changes in the Company’s loss and LAE reserves for the years ended December 31, 2014 and 2013. Changes in the loss reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in the timing and amounts of estimated payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of December 31, 2014 and 2013, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 1.72% and 2.37%, respectively. LAE reserves are generally expected to be settled within a one-year period and are not discounted.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2014
Gross Loss and LAE Reserves as of December 31, 2013	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other(1)	Gross Loss and LAE Reserves as of December 31, 2014
$641	$(157)	$14	$79	$(35)	$14	$(19)	$(31)	$506

(1)—Primarily changes in amount and timing of payments.

The decrease in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily related to loss payments and changes in assumptions on ABS CDOs and an international road transaction. These were partially offset by increases in reserves due to changes in discount rates, primarily on ABS CDOs and insured first and second-lien RMBS issues outstanding as of December 31, 2013, and changes in assumptions related to high yield corporate CDOs.

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

The decrease in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily related to loss payments on insured first and second-lien RMBS and U.S. public finance issues, partially offset by changes in assumptions.

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following tables present changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the years ended December 31, 2014 and 2013. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

	As of December 31, 2013	Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Year Ended December 31, 2014						As of December 31, 2014
In millions		Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Changes in LAE Recoveries	Other(1)
Insurance loss recoverable	$694	$(108)	$13	$18	$(77)	$—	$(7)	$533
Recoveries on unpaid losses	206	—	4	15	(79)	1	—	147

Total	$900	$(108)	$17	$33	$(156)	$1	$(7)	$680

(1) Primarily changes in amount and timing of collections.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The decrease in the Company’s insurance loss recoverable and recoveries on unpaid losses during 2014 was primarily due to collections associated with issues outstanding as of December 31, 2013, changes in assumptions due to lower LIBOR forward rates on second-lien RMBS issues and changes in assumptions on an international road transaction and U.S. public finance issues.

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

The Company’s insurance loss recoverable decreased during 2013 primarily due to recoveries associated with issues outstanding as of December 31, 2012, which related to a settlement on the ineligible mortgage loans included in insured second-lien residential mortgage securitization exposures that were subject to contractual obligations by sellers/servicers to repurchase or replace such mortgages. Recoveries on unpaid losses decreased primarily due to changes in assumptions as a result of the reduction of excess spread related to first and second-lien RMBS transactions and changes in discount rates.

Note 7: Fair Value of Financial Instruments

Fair Value Measurement

Fair value is a market-based measurement considered from the perspective of a market participant. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those which it believes market participants would use in pricing an asset or liability at the measurement date. The fair value measurement of financial instruments held or issued by the Company are determined through the use of observable market data when available. Market data is obtained from a variety of third-party sources, including dealer quotes. If dealer quotes are not available for an instrument that is infrequently traded, the Company uses alternate valuation methods, including either dealer quotes for similar instruments or modeling using market data inputs.

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

The availability of observable inputs can vary from financial instrument to financial instrument and period to period and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the product. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company assigns the level in the fair value hierarchy for which the fair value measurement in its entirety falls, based on the least observable input that is significant to the fair value measurement.

Financial Assets (excluding derivative assets)

Financial assets, excluding derivative assets, held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically, the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company believes a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, the Company will obtain a price from another third-party provider or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of December 31, 2014 or 2013. All challenges to third-party prices are reviewed by staff of the Company with relevant expertise to ensure reasonableness of assumptions.

Financial Liabilities (excluding derivative liabilities)

Financial liabilities, excluding derivative liabilities, issued by the Company primarily consist of investment agreements, MTNs and debt issued for general corporate purposes within its corporate segment, debt in VIEs and warrants. Investment agreements, MTNs, and corporate debt are typically recorded at face value adjusted for premiums or discounts. The majority of the financial liabilities that the Company has elected to fair value or that require fair value reporting or disclosures are valued based on the estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for similar products. These valuations include adjustments for expected nonperformance risk of the Company.

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

Fixed-Maturity Securities (including short-term investments) Held as Available-For-Sale, Investments Carried at Fair Value, Investments Pledged as Collateral, Investments Held-to-Maturity, and Other Investments

These investments include investments in U.S. Treasury and government agencies, state and municipal bonds, foreign governments, corporate obligations, MBS, ABS, money market securities, and perpetual debt and equity securities.

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

Derivatives

The corporate segment has entered into derivative transactions primarily consisting of interest rate swaps. Fair values of OTC derivatives are determined using valuation models based on observable inputs, nonperformance risk of the Company’s own credit and nonperformance risk of the counterparties. Observable and market-based inputs include interest rate yields, credit spreads and volatilities. These derivatives are categorized in Level 2 or Level 3 of the fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The Company has policies and procedures in place regarding counterparties, including review and approval of the counterparty and the Company’s exposure limit, collateral posting requirements, collateral monitoring and margin calls on collateral. The Company manages counterparty credit risk on an individual counterparty basis through master netting agreements covering derivative transactions in the corporate segment as of December 31, 2014. These agreements allow the Company to contractually net amounts due from a counterparty with those amounts due to such counterparty when certain triggering events occur. The Company only executes swaps under master netting agreements, which typically contain mutual credit downgrade provisions that generally provide the ability to require assignment or termination in the event either the Company or the counterparty is downgraded below a specified credit rating. The netting agreements minimize the potential for losses related to credit exposure and thus serve to mitigate the Company’s nonperformance risk under these derivatives.

In certain cases, the Company also manages credit risk through collateral agreements that give the Company the right to hold or the obligation to provide collateral when the current market value of derivative contracts exceeds an exposure threshold. Under these agreements, the Company may provide U.S. Treasury and other highly rated securities or cash to secure the derivative. The delivery of high-quality collateral can minimize credit exposure and mitigate the potential for nonperformance risk impacting the fair values of the derivatives.

Derivatives—Insurance

The derivative contracts insured by the Company cannot be legally traded and generally do not have observable market prices. The Company determines the fair values of insured credit derivatives using valuation models. The valuation models are consistently applied from period to period, with refinements to the fair value estimation approach being applied as and when the information becomes available. Negotiated settlements are also considered when determining fair value to validate the fair value estimates determined by the valuation models and to determine the best available estimate of fair value from the perspective of a market participant.

Approximately 93% of the balance sheet fair value of insured credit derivatives as of December 31, 2014 was valued based on the Binomial Expansion Technique (“BET”) Model. Approximately 7% of the balance sheet fair value of insured credit derivatives as of December 31, 2014 was valued based on the internally developed Direct Price Model and the Dual Default model. The valuation of insured derivatives includes the impact of its credit standing. All of these derivatives are categorized as Level 3 of the fair value hierarchy as their fair value is derived using significant unobservable inputs.

The Company has also entered into a derivative contract as a result of a commutation. The fair value of the derivative is determined using a discounted cash flow model. Key inputs include unobservable cash flows projected over the expected term of the derivative, discounted using observable discount rates and CDS spreads.

Description of the BET Model

Valuation Model Overview

The Company uses the BET Model to estimate what a bond insurer would charge to guarantee a transaction at the measurement date, based on the market-implied default risk of the underlying collateral and the remaining structural protection in a deductible or subordination.

Inputs to the process of determining fair value for structured transactions using the BET Model include estimates of collateral loss, allocation of loss to separate tranches of the capital structure, and calculation of the change in value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Model Strengths and Weaknesses

The primary strengths of the BET Model:

•	The model takes account of transaction structure and key drivers of fair value. Transaction structure includes par insured, weighted average life, level of deductible or subordination (if any), and composition of collateral.

•	The model is a consistent approach to marking positions that minimizes the level of subjectivity. The Company has also developed a hierarchy for usage of various market-based spread inputs that reduces the level of subjectivity, especially during periods of high illiquidity.

•	The model uses market-based inputs including credit spreads for underlying reference collateral, recovery rates specific to the type and credit rating of reference collateral, diversity score of the entire collateral pool, and MBIA’s CDS and derivative recovery rate level.

The primary weaknesses of the BET Model:

•	As of December 31, 2014, some of the model inputs were either unobservable or derived from illiquid markets which might adversely impact the model’s reliability.

•	The BET Model requires an input for collateral spreads. However, some securities are quoted only in price terms. For securities that trade substantially below par, the calculation of spreads from price to spread can be subjective.

•	Results may be affected by using average spreads and a single diversity factor, rather than using specific spreads for each piece of underlying collateral and collateral-specific correlations.

BET Model Inputs

a. Credit spreads

The average spread of collateral is a key input as the Company assumes credit spreads reflect the market’s assessment of default probability. Collateral assets are generally considered on an average basis rather than being modeled on an individual basis. Spreads are obtained from market data sources published by third parties (e.g., dealer spread tables for assets most closely resembling collateral within the Company’s transactions) as well as collateral-specific spreads on the underlying reference obligations provided by trustees or market sources. The Company also calculates spreads based on quoted prices and on internal assumptions about expected life, when pricing information is available and spread information is not.

Over time, the data inputs change as new sources become available, existing sources are discontinued or are no longer considered to be reliable or the most appropriate. It is the Company’s preference to use more observable spread inputs defined above. However, the Company may on occasion move to less observable spread inputs due to the discontinuation of data sources or due to the Company considering certain spread inputs no longer representative of market spreads.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

c. Recovery Rate

The recovery rate represents the percentage of par expected to be recovered after an asset defaults, indicating the severity of a potential loss. MBIA generally uses rating agency recovery assumptions which may be adjusted to account for differences between the collateral used by the rating agencies and the actual collateral in MBIA-insured transactions. The Company may also adjust rating agency assumptions based on the performance of the collateral manager and on empirical market data.

d. Nonperformance Risk

The Company’s valuation methodology for insured credit derivative liabilities incorporates MBIA Corp.’s own nonperformance risk. The Company calculates the fair value by discounting the market value loss estimated through the BET Model at discount rates which include MBIA Corp.’s CDS spreads as of December 31, 2014. The CDS spreads assigned to each deal are based on the weighted average life of the deal. The Company limits the nonperformance impact so that the derivative liability could not be lower than MBIA Corp.’s recovery derivative price multiplied by the unadjusted derivative liability.

Overall Model Results

As of December 31, 2014 and 2013, the Company’s net insured CDS derivative liability was $244 million and $1.2 billion, respectively, based on the results of the aforementioned models. A significant driver of changes in fair value is MBIA Corp.’s nonperformance risk. In aggregate, the nonperformance calculation resulted in a pre-tax net insured derivative liability that was $92 million and $394 million lower than the net liability that would have been estimated if MBIA Corp. excluded nonperformance risk in its valuation as of December 31, 2014 and 2013, respectively. Nonperformance risk is a fair value concept and does not contradict MBIA Corp.’s internal view, based on fundamental credit analysis of MBIA Corp.’s economic condition, that MBIA Corp. will be able to pay all claims when due.

Warrants

Stock warrants issued by the Company are valued using the Black-Scholes model and are recorded at fair value. Inputs into the warrant valuation include the Company’s stock price, a volatility parameter, interest rates, and dividend data. As all significant inputs are market-based and observable, warrants are categorized as Level 2 of the fair value hierarchy.

Facility

In the fourth quarter of 2013, the Company approved and initiated a plan to sell its Armonk, New York facility. As a result, the facility was classified as held for sale as of December 31, 2014 and 2013 and presented within “Assets held for sale” on the Company’s consolidated balance sheets and measured at the lower of its carrying value or its fair value less cost to sell. The fair market value was estimated based on an independent third-party appraisal. This item is categorized as Level 2 of the fair value hierarchy.

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

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013. These tables exclude inputs used to measure fair value that are not developed by the Company, such as broker prices and other third-party pricing service valuations.

In millions	Fair Value as of December 31, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,431	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0%—10%(2%)
Loan repurchase commitments	379	Discounted cash flow	Recovery rates(1)
			Breach rates(1)
Liabilities of consolidated VIEs:
Variable interest entity notes	735	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0%—35%(16%)
Credit derivative liabilities, net:
CMBS	224	BET Model	Recovery rates	25%—90%(59%)
			Nonperformance risk	12%—29%(25%)
			Weighted average life (in years)	1.3—3.2(2.3)
			CMBS spreads	0%—41%(19%)
Multi-sector CDO	9	Direct Price Model	Nonperformance risk	53%—53%(53%)
Other	11	BET Model and Dual Default	Recovery rates	42%—45%(45%)
			Nonperformance risk	41%—51%(50%)
			Weighted average life (in years)	0.2—7.9(1.1)
Other derivative liabilities	24	Discounted cash flow	Cash flows	$0—$83($42)(2)

(1)—Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(2)—Midpoint of cash flows are used for the weighted average.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

In millions	Fair Value as of December 31, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,612	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0%—17%(3%)
Loan repurchase commitments	359	Discounted cash flow	Recovery rates(1)
			Breach rates(1)
Liabilities of consolidated VIEs:
Variable interest entity notes	940	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0%—25%(12%)
Credit derivative liabilities, net:
CMBS	1,050	BET Model	Recovery rates	25%—90%(60%)
			Nonperformance risk	8%—57%(25%)
			Weighted average life (in years)	1.1-28.0(3.3)
			CMBS spreads	1%—29%(13%)
Multi-sector CDO	12	Direct Price Model	Nonperformance risk	57%-57%(57%)
Other	85	BET Model and Dual Default	Recovery rates	42%-90%(45%)
			Nonperformance risk	13%—54%(25%)
			Weighted average life (in years)	0.2—8.7(2.3)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of December 31, 2014 and 2013:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2014
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$573	$118	$—		$—	$691
State and municipal bonds	—	1,724	8	(1)	—	1,732
Foreign governments	221	63	6	(1)	—	290
Corporate obligations	—	2,048	10	(1)	—	2,058
Mortgage-backed securities:
Residential mortgage-backed agency	—	1,162	—		—	1,162
Residential mortgage-backed non-agency	—	56	—		—	56
Commercial mortgage-backed	—	20	2	(1)	—	22
Asset-backed securities:
Collateralized debt obligations	—	6	87	(1)	—	93
Other asset-backed	—	156	85	(1)	—	241

Total fixed-maturity investments	794	5,353	198		—	6,345
Money market securities	428	—	—		—	428
Perpetual debt and equity securities	22	31	—		—	53
Cash and cash equivalents	729	—	—		—	729
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	—	83	—		(81)	2
Assets held for sale:
Equity securities	6	—	—		—	6
Loans receivable at fair value	—	711	—		—	711
Cash and cash equivalents	55	—	—		—	55

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2014
Assets of consolidated VIEs:
Corporate obligations	—	10	55	(1)	—	65
Mortgage-backed securities:
Residential mortgage-backed non-agency	—	194	3	(1)	—	197
Commercial mortgage-backed	—	86	—		—	86
Asset-backed securities:
Collateralized debt obligations	—	7	5	(1)	—	12
Other asset-backed	—	35	26	(1)	—	61
Cash	53	—	—		—	53
Loans receivable at fair value:
Residential loans receivable	—	—	1,431		—	1,431
Loan repurchase commitments	—	—	379		—	379

Total assets	$2,087	$6,510	$2,097		$(81)	$10,613

Liabilities:
Medium-term notes	$—	$—	$197	(1)	$—	$197
Derivative liabilities:
Insured derivatives:
Credit derivatives	—	2	244		—	246
Non-insured derivatives:
Interest rate derivatives	—	248	—		(81)	167
Other	—	—	24		—	24
Liabilities held for sale:
Variable interest entity notes	—	431	—		—	431
Payable for loans purchased	—	323	—		—	323
Other liabilities:
Warrants	—	28	—		—	28
Liabilities of consolidated VIEs:
Variable interest entity notes	—	1,312	735		—	2,047

Total liabilities	$—	$2,344	$1,200		$(81)	$3,463

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2013
Assets of consolidated VIEs:
Corporate obligations	—	41	48	(1)	—	89
Mortgage-backed securities:
Residential mortgage-backed non-agency	—	255	4	(1)	—	259
Commercial mortgage-backed	—	102	3	(1)	—	105
Asset-backed securities:
Collateralized debt obligations	—	14	22	(1)	—	36
Other asset-backed	—	44	54	(1)	—	98
Money market securities	136	—	—		—	136
Cash	97	—	—		—	97
Loans receivable at fair value	—	—	1,612		—	1,612
Loan repurchase commitments	—	—	359		—	359

Total assets	$2,713	$5,763	$2,352		$(42)	$10,786

Liabilities:
Medium-term notes	$—	$—	$203	(1)	$—	$203
Derivative liabilities:
Insured derivatives:
Credit derivatives	—	5	1,147		—	1,152
Non-insured derivatives:
Interest rate derivatives	—	165	—		(165)	—
Other liabilities:
Warrants	—	59	—		—	59
Liabilities of consolidated VIEs:
Variable interest entity notes	—	1,416	940		—	2,356
Derivative liabilities:
Currency derivatives	—	—	11	(1)	—	11

Total liabilities	$—	$1,645	$2,301		$(165)	$3,781

(1)—Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

Level 3 assets at fair value as of December 31, 2014 and 2013 represented approximately 20% and 22%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of December 31, 2014 and 2013 represented approximately 35% and 61%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of December 31, 2014 and 2013:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2014	Carry Value Balance as of December 31, 2014
Assets:
Other investments	$—	$—	$4	$4	$4
Accrued investment income(1)	—	43	—	43	43
Receivable for investments sold(1)	—	69	—	69	69
Assets held for sale:
Facility	—	26	—	26	26
Assets of consolidated VIEs:
Investments held-to-maturity	—	—	2,632	2,632	2,757

Total assets	$—	$138	$2,636	$2,774	$2,899

Liabilities:
Investment agreements	$—	$—	$705	$705	$547
Medium-term notes	—	—	801	801	1,004
Long-term debt	—	1,172	—	1,172	1,810
Payable for investments purchased(2)	—	42	—	42	42
Liabilities of consolidated VIEs:
Variable interest entity notes	—	—	2,779	2,779	2,757

Total liabilities	$—	$1,214	$4,285	$5,499	$6,160

Financial Guarantees:
Gross	$—	$—	$4,051	$4,051	$1,959
Ceded	—	—	109	109	65

(1)—Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2)—Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2013	Carry Value Balance as of December 31, 2013
Assets:
Other investments	$—	$—	$4	$4	$5
Accrued investment income(1)	—	52	—	52	52
Receivable for investments sold(1)	—	22	—	22	22
Net cash collateral pledged(1)	24	—	—	24	24
Assets held for sale
Facility	—	29	—	29	29
Assets of consolidated VIEs:
Investments held-to-maturity	—	—	2,651	2,651	2,801

Total assets	$24	$103	$2,655	$2,782	$2,933

Liabilities:
Investment agreements	$—	$—	$814	$814	$700
Medium-term notes	—	—	927	927	1,224
Long-term debt	—	1,412	—	1,412	1,702
Payable for investments purchased(2)	—	31	—	31	31
Liabilities of consolidated VIEs:
Variable interest entity notes	—	—	2,751	2,751	2,930

Total liabilities	$—	$1,443	$4,492	$5,935	$6,587

Financial Guarantees:
Gross	$—	$—	$2,843	$2,843	$2,388
Ceded	—	—	71	71	76

(1)—Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2)—Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the years ended December 31, 2014 and 2013:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2014

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2014
Assets:
Foreign governments	$12	$—	$—	$—	$—	$—	$—	$(15)	$—	$9	$—	$6	$—
Corporate obligations	48	2	3	(3)	(1)	10	—	(7)	(48)	7	(1)	10	—
Residential mortgage- backed agency	—	—	—	—	—	—	—	(8)	—	37	(29)	—	—
Residential mortgage- backed non-agency	6	—	—	(1)	—	—	—	—	—	—	(5)	—	—
Commercial mortgage-backed	14	—	—	—	—	—	—	(14)	—	3	(1)	2	—
Collateralized debt obligations	82	(2)	1	28	—	5	—	(15)	(41)	36	(7)	87	—
Other asset-backed	58	—	—	4	—	11	—	(12)	(1)	52	(27)	85	—
State and municipal bonds	19	—	—	3	—	—	—	(4)	(4)	46	(52)	8	—
Perpetual debt and equity securities	11	—	2	—	—	—	—	—	(13)	4	(4)	—	—
Assets of consolidated VIEs:
Corporate obligations	48	—	(10)	—	—	—	—	(5)	(3)	25	—	55	—
Residential mortgage- backed non-agency	4	—	(1)	—	—	—	—	(1)	—	2	(1)	3	—
Commercial mortgage-backed	3	—	(3)	—	—	—	—	—	—	—	—	—	—
Collateralized debt obligations	22	—	(10)	—	—	—	—	(5)	—	1	(3)	5	1
Other asset-backed	54	—	(26)	—	—	—	—	(10)	—	18	(10)	26	(9)
Loans receivable	1,612	—	39	—	—	—	—	(220)	—	—	—	1,431	39
Loan repurchase commitments	359	—	20	—	—	—	—	—	—	—	—	379	20

Total assets	$2,352	$—	$15	$31	$(1)	$26	$—	$(316)	$(110)	$240	$(140)	$2,097	$51

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales		Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of December 31, 2014
Liabilities:
Medium-term notes	$203	$—	$20	$—	$(26)	$—	$—	$—	$—		$—	$—	$197	$(6)
Credit derivatives, net	1,147	415	(903)	—	—	—	—	(415)	—		—	—	244	(20)
Other derivatives, net	—	30	(6)	—	—	—	—	—	—		—	—	24	(6)
Liabilities of consolidated VIEs:
VIE notes	940	—	46	—	—	—	3	(211)	(43)		—	—	735	42
Currency derivatives, net	11	—	(5)	—	(6)	—	—	—	—		—	—	—	(11)

Total liabilities	$2,301	$445	$(848)	$—	$(32)	$—	$3	$(626)	$(43)	(2)	$—	$—	$1,200	$(1)

(1)—Transferred in and out at the end of the period.

(2)—Primarily relates to the deconsolidation of VIEs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2013

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2013
Assets:
Foreign governments	$3	$—	$—	$—	$—	$10	$—	$(16)	$—	$18	$(3)	$12	$—
Corporate obligations	76	(5)	7	13	—	1	—	(16)	(28)	1	(1)	48	7
Residential mortgage-backed agency	—	—	—	—	—	—	—	(1)	—	20	(19)	—	—
Residential mortgage-backed non-agency	4	—	—	—	—	—	—	(2)	—	5	(1)	6	—
Commercial mortgage-backed	28	—	—	4	—	—	—	(1)	(19)	3	(1)	14	—
Collateralized debt obligations	31	(2)	1	12	—	61	—	(17)	(5)	31	(30)	82	1
Other asset-backed	26	—	—	(3)	—	3	—	(10)	—	47	(5)	58	—
State and municipal bonds	103	2	—	(1)	—	—	—	(5)	(13)	42	(109)	19	—
Perpetual debt and equity securities	14	—	—	—	—	—	—	—	—	—	(3)	11	—
Assets of consolidated VIEs:
Corporate obligations	78	(4)	(7)	6	—	—	—	(4)	(24)	3	—	48	—
Residential mortgage-backed non-agency	6	—	6	—	—	—	—	(7)	—	3	(4)	4	—
Commercial mortgage-backed	7	—	—	—	—	—	—	—	(24)	20	—	3	1
Collateralized debt obligations	125	—	(8)	5	—	—	—	(5)	(85)	4	(14)	22	1
Other asset-backed	64	—	(9)	—	—	—	—	(14)	(2)	21	(6)	54	2
Loans receivable	1,881	—	180	—	—	—	—	(275)	(174)	—	—	1,612	166
Loan repurchase commitments	1,086	—	172	—	—	—	—	(899)	—	—	—	359	172

Total assets	$3,532	$(9)	$342	$36	$—	$75	$—	$(1,272)	$(374)	$218	$(196)	$2,352	$350

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales			Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of December 31, 2013
Liabilities:
Medium-term notes	$165	$—	$29	$—	$9	$—	$—	$—	$			$—	$—	$203	$38
Credit derivatives, net	2,921	1,548	(1,778)	—	—	—	—	(1,548)		—		4	—	1,147	87
Interest rate derivatives, net	(1)	—	2	—	—	—	—	—		—		—	(1)	—	(18)
Currency derivatives, net	1	—	—	—	—	—	—	—		—		—	(1)	—	—
Liabilities of consolidated VIEs:
VIE notes	1,932	—	180	—	—	—	—	(277)		(1,076)		181	—	940	92
Currency derivatives, net	21	—	(10)	—	—	—	—	—		—		—	—	11	(10)

Total liabilities	$5,039	$1,548	$(1,577)	$—	$9	$—	$—	$(1,825)		$(1,076)	(2)	$185	$(2)	$2,301	$189

(1)—Transferred in and out at the end of the period.

(2)—Primarily relates to the deconsolidation of VIEs.

Transfers into and out of Level 3 were $240 million and $140 million, respectively, for the year ended December 31, 2014. Transfers into and out of Level 2 were $140 million and $240 million, respectively, for the year ended December 31, 2014. Transfers into Level 3 were principally related to other ABS, state and municipal bonds, RMBS agency, CDOs, and corporate obligations, where inputs, which are significant to their valuation, became unobservable during the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

State and municipal bonds, other ABS and RMBS agency comprised the majority of the transferred instruments out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

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

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the years ended December 31, 2014 and 2013 are reported on the Company’s consolidated statements of operations as follows:

In millions	Total Gains (Losses) Included in Earnings			Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of December 31,
	2014	2013	2012	2014	2013	2012
Revenues:
Unrealized gains (losses) on insured derivatives	$903	$1,778	$1,869	$20	$(87)	$927
Realized gains (losses) and other settlements on insured derivatives	(445)	(1,548)	(407)	—	—	—
Net gains (losses) on financial instruments at fair value and foreign exchange	18	(37)	13	12	(12)	(6)
Net investment losses related to other-than-temporary impairments	—	—	(68)	—	—	—
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(32)	160	(376)	20	260	(271)

Total	$444	$353	$1,031	$52	$161	$650

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Fair Value Option

The Company elected to record at fair value certain financial instruments that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following table presents the changes in fair value included in the Company’s consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 for financial instruments for which the fair value option was elected:

	Years Ended December 31,
In millions	2014	2013	2012
Investments carried at fair value(1)	$2	$8	$10
Fixed-maturity securities held at fair value-VIE(2)	(104)	(74)	(55)
Loans receivable at fair value:
Residential mortgage loans(2)	(182)	(107)	(107)
Other loans(2)	10	13	(56)
Loan repurchase commitments(2)	20	172	9
Medium-term notes(1)	6	38	—
Variable interest entity notes(2)	269	155	107

(1)—Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.

(2)—Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2014 and 2013 for loans and notes for which the fair value option was elected:

	As of December 31, 2014			As of December 31, 2013
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$1,554	$1,377	$177	$1,846	$1,562	$284
Residential mortgage loans (90 days or more past due)	227	54	173	231	50	181
Other loans	721	711	10	—	—	—

Total loans receivable at fair value	$2,502	$2,142	$360	$2,077	$1,612	$465
Variable interest entity notes	$3,584	$2,479	$1,105	$3,787	$2,356	$1,431
Medium-term notes	$242	$197	$45	$276	$203	$73

Substantially all gains and losses included in earnings during the periods ended December 31, 2014 and 2013 on loans receivable and VIE notes reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the VIE notes, resulting in depressed pricing of the financial instruments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments

Investments, excluding those elected under the fair value option, include debt and equity securities classified as either AFS or HTM. Other AFS investments primarily comprised money market funds.

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and other-than-temporary impairments (“OTTI”) for AFS and HTM investments in the Company’s consolidated investment portfolio as of December 31, 2014 and 2013:

	December 31, 2014
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$631	$39	$(3)	$667	$—
State and municipal bonds	1,644	94	(8)	1,730	—
Foreign governments	283	7	—	290	—
Corporate obligations	1,984	44	(92)	1,936	(86)
Mortgage-backed securities:
Residential mortgage-backed agency	1,116	17	(7)	1,126	—
Residential mortgage-backed non-agency	54	3	(4)	53	(4)
Commercial mortgage-backed	19	1	—	20	—
Asset-backed securities:
Collateralized debt obligations	113	—	(21)	92	—
Other asset-backed	231	3	(12)	222	—

Total fixed-maturity investments	6,075	208	(147)	6,136	(90)
Money market securities	422	—	—	422	—
Perpetual debt and equity securities	12	1	—	13	—

Total AFS investments	$6,509	$209	$(147)	$6,571	$(90)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$2,757	$77	$(202)	$2,632	$—

Total HTM investments	$2,757	$77	$(202)	$2,632	$—

(1)—Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

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

(1)—Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of December 31, 2014. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$806	$806	$—	$—
Due after one year through five years	1,388	1,412	—	—
Due after five years through ten years	889	914	—	—
Due after ten years	1,459	1,491	2,757	2,632
Mortgage-backed and asset-backed	1,533	1,513	—	—

Total fixed-maturity investments	$6,075	$6,136	$2,757	$2,632

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of December 31, 2014 and 2013 was $10 million for both periods. These deposits are required to comply with state insurance laws.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of December 31, 2014 and 2013, the fair value of securities pledged as collateral for these investment agreements approximated $532 million and $735 million, respectively. The Company’s collateral as of December 31, 2014 consisted principally of RMBS and U.S. Treasury and government agency bonds, and was primarily held with major U.S. banks. Additionally, the Company pledged cash and money market securities as collateral under investment agreements in the amount of $26 million and $22 million as of December 31, 2014 and 2013, respectively.

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of December 31, 2014 and 2013:

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$197	$—	$175	$(3)	$372	$(3)
State and municipal bonds	60	(1)	257	(7)	317	(8)
Foreign governments	20	—	—	—	20	—
Corporate obligations	468	(1)	251	(91)	719	(92)
Mortgage-backed securities:
Residential mortgage-backed agency	16	—	387	(7)	403	(7)
Residential mortgage-backed non-agency	10	—	19	(4)	29	(4)
Commercial mortgage-backed	4	—	6	—	10	—
Asset-backed securities:
Collateralized debt obligations	1	—	81	(21)	82	(21)
Other asset-backed	69	—	44	(12)	113	(12)

Total fixed-maturity investments	845	(2)	1,220	(145)	2,065	(147)
Perpetual debt and equity securities	6	—	—	—	6	—

Total AFS investments	$851	$(2)	$1,220	$(145)	$2,071	$(147)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$—	$—	$373	$(202)	$373	$(202)

Total HTM investments	$—	$—	$373	$(202)	$373	$(202)

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

Gross unrealized losses on AFS securities decreased as of December 31, 2014 compared with December 31, 2013 primarily due to market price appreciation caused by declining interest rates. Gross unrealized losses on HTM securities increased as of December 31, 2014 compared with December 31, 2013 primarily due to market price depreciation caused by the widening of credit spreads.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of December 31, 2014 and 2013 was 13 and 18 years, respectively. As of December 31, 2014 and 2013, there were 143 and 77 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which the fair values of 23 and 50 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of December 31, 2014:

	AFS Securities			HTM Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	12	$58	$53	—	$—	$—
> 15% to 25%	5	78	61	—	—	—
> 25% to 50%	2	1	1	1	575	373
> 50%	3	129	25	—	—	—

Total	22	$266	$140	1	$575	$373

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following table presents the fair value and gross unrealized loss by credit rating category of ABS, MBS and corporate obligations included in the Company’s consolidated AFS investment portfolio as of December 31, 2014 for which fair value was less than amortized cost. The credit ratings are based on ratings from Moody’s as of December 31, 2014 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Asset Type	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS	$58	$—	$55	$(2)	$9	$—	$4	$—	$69	$(31)	$—	$—	$195	$(33)
MBS	412	(7)	2	—	1	—	3	—	9	—	15	(4)	442	(11)
Corporate obligations	249	—	201	(2)	203	(3)	40	(1)	3	—	23	(86)	719	(92)

Total	$719	$(7)	$258	$(4)	$213	$(3)	$47	$(1)	$81	$(31)	$38	$(90)	$1,356	$(136)

The total ABS, MBS and corporate obligations reported in the preceding table include those which are guaranteed by financial guarantors. In addition, the following table presents information on ABS and MBS guaranteed by the Company and third-party financial guarantors.

			Insured Securities Rated Below Investment Grade without the Effect of Guarantee
Asset Type	Average Credit Rating with the Effect of Guarantee	Average Credit Rating without the Effect of Guarantee	(in millions)	Percentage
			Fair Value
ABS	Baa	Below Investment Grade	$67	56%
MBS	Below Investment Grade	Below Investment Grade	5	100%

Refer to the table in the “Determination of Credit Loss Guaranteed by the Company and Other Third-Party Guarantors” section within the OTTI section of this note for information on the insured securities included in the table above.

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of December 31, 2014 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

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

Corporate obligation investments are evaluated for OTTI using credit analysis techniques. The Company’s analysis includes a detailed review of a number of quantitative and qualitative factors impacting the value of an individual security. These factors include the interest rate of the security (fixed or floating), the security’s current market spread, any collateral supporting the security, the security’s position in the issuer’s capital structure, and credit rating upgrades or downgrades. Additionally, these factors include an assessment of various issuer-related credit metrics including market capitalization, earnings, cash flow, capitalization, interest coverage, leverage, liquidity, management and a third-party quantitative default probability model. The Company’s analysis is augmented by comparing market prices for similar securities of other issuers in the same sector, as well as any recent corporate or government actions that may impact the ultimate return of principal. If the Company determines that a principal default is projected, a recovery analysis is performed using the above data. If the Company’s estimated recovery value for the security is less than its amortized cost, the difference is recorded as an OTTI loss.

Determination of Credit Loss Guaranteed by the Company and Other Third-Party Guarantors

The Company does not record OTTI related to credit concerns about issuers of securities insured by MBIA Corp. and National since investors in these securities, including MBIA, are guaranteed payment of principal and interest when due by MBIA. Securities insured by the Company, whether or not owned by the Company, are evaluated for impairment as part of its insurance surveillance process and, therefore, losses on securities insured by the Company are recorded in accordance with its loss reserving policy. Refer to “Note 2: Significant Accounting Policies” included herein for information about the Company’s loss reserving policy and “Note 6: Loss and Loss Adjustment Expense Reserves” for information about loss reserves.

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

The following table provides information about securities held by the Company as of December 31, 2014 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve(2)
Asset-backed:
MBIA(1)	$113	$(31)	$38
Other	8	(2)	—

Total asset-backed	121	(33)	38
Mortgage-backed:
MBIA(1)	4	—	1
Other	1	—	—

Total mortgage-backed	5	—	1
Other:
MBIA(1)	21	(4)	—

Total other	21	(4)	—

Total	$147	$(37)	$39

(1)—Includes investments insured by MBIA Corp. and National.

(2)—Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Credit Loss Rollforward

The portion of certain OTTI losses on fixed-maturity securities that does not represent credit losses is recognized in AOCI. For these impairments, the net amount recognized in earnings represents the difference between the amortized cost of the security and the net present value of its projected future discounted cash flows prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the OTTI losses was recognized in AOCI, and the corresponding changes in such amounts. For 2014, the Company recognized additional credit loss impairments by discounting the projected cash flows to estimate the portion of loss in value attributable to the credit. This OTTI loss was primarily related to a corporate obligation security that incurred liquidity concerns, downgrades in credit and other adverse financial conditions. The additional credit loss impairment in 2012 primarily related to CDOs that the Company considered the fair value to be the most relevant indicator of the recovery value.

In millions	Years Ended December 31,
Credit Losses Recognized in Earnings Related to OTTI	2014	2013	2012
Beginning balance	$175	$197	$341
Additions for credit loss impairments recognized in the current period on securities not previously impaired	15	—	—
Additions for credit loss impairments recognized in the current period on securities previously impaired	1	—	8
Reductions for credit loss impairments previously recognized on securities sold during the period	(174)	(16)	(41)
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period(1)	—	—	(111)
Reductions for increases in cash flows expected to be collected over the remaining life of the security	(1)	(6)	—

Ending balance	$16	$175	$197

(1)—Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Sales of Available-for-Sale Investments

Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for years ended December 31, 2014, 2013 and 2012 are as follows:

	Years Ended December 31,
In millions	2014	2013	2012
Proceeds from sales	$757	$1,726	$4,658
Gross realized gains	$66	$57	$196
Gross realized losses	$(15)	$(29)	$(127)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments

Overview

MBIA has entered into derivative instruments through its financial guarantee of CDS and for purposes of managing risks associated with existing assets and liabilities. In certain instances, the Company purchased or issued securities that contain embedded derivatives that were separated from the host contract and accounted for as derivative instruments. In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related security. Derivative instruments are recorded at fair value on the Company’s consolidated balance sheets with the changes in fair value recorded on the Company’s consolidated statements of operations within “Unrealized gains (losses) on insured derivatives,” for the insured derivatives, or “Net gains (losses) on financial instruments at fair value and foreign exchange” for the embedded derivatives. Refer to “Note 7: Fair Value of Financial Instruments” for the method of determining the fair value of derivative instruments.

U.S. Public Finance Insurance

The Company’s derivative exposure within its U.S. public finance insurance operations primarily consists of insured interest rate and inflation-linked swaps related to insured U.S. public finance debt issues. These derivatives do not qualify for the financial guarantee scope exception and are accounted for as derivative instruments.

International and Structured Finance Insurance

The Company entered into derivative instruments that it viewed as an extension of its core financial guarantee business that do not qualify for the financial guarantee scope exception and, therefore, are accounted for as derivative instruments. These insured CDS contracts, primarily referencing corporate, asset-backed, residential mortgage-backed, commercial mortgage-backed, CRE loans and CDO securities, are intended to be held for the entire term of the contract absent a negotiated settlement with the counterparty.

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

The Company has also entered into a derivative contract as a result of a commutation occurring in 2014. Changes in the fair value of the Company’s non-insured derivative are included in “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

Variable Interest Entities

VIEs consolidated by the Company have entered into derivative instruments consisting of interest rate caps and cross currency swaps. Interest rate caps are entered into to mitigate the risks associated with fluctuations in interest rates or fair values of certain contracts. Cross currency swaps are entered into to manage the variability in cash flows resulting from fluctuations in foreign currency rates.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

Corporate

The Company has entered into derivative instruments primarily consisting of interest rate swaps. Interest rate swaps are entered into to manage the risks associated with fluctuations in interest rates or fair values of certain contracts.

Changes in the fair value of these derivatives are recorded on the Company’s consolidated statements of operations within “Net gains (losses) on financial instruments at fair value and foreign exchange.”

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of December 31, 2014 and 2013. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

$ in millions	As of December 31, 2014
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	1.6 Years	$6,914	$246	$968	$193	$1,160	$9,481	$(244)
Insured swaps	16.7 Years	—	117	2,935	970	22	4,044	(2)

Total notional		$6,914	$363	$3,903	$1,163	$1,182	$13,525

Total fair value		$(2)	$—	$(2)	$(2)	$(240)		$(246)

$ in millions	As of December 31, 2013
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	2.6 Years	$7,406	$1,972	$1,068	$7,552	$5,956	$23,954	$(1,132)
Insured swaps	18.5 Years	—	77	3,282	1,586	—	4,945	(5)
All others	28.0 Years	—	—	—	—	36	36	(15)

Total notional		$7,406	$2,049	$4,350	$9,138	$5,992	$28,935

Total fair value		$(2)	$—	$(3)	$(78)	$(1,069)		$(1,152)

Internal credit ratings assigned by MBIA on the underlying collateral are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future payments that MBIA may be required to make under these guarantees as of December 31, 2014 is $9.7 billion. This amount is net of $13 million of insured derivatives ceded under reinsurance agreements in which MBIA economically hedges a portion of the credit and market risk associated with its insured derivatives and offsetting agreements with a counterparty. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

Counterparty Credit Risk

The Company manages counterparty credit risk on an individual counterparty basis through master netting agreements covering derivative instruments in the corporate segment. These agreements allow the Company to contractually net amounts due from a counterparty with those amounts due to such counterparty when certain triggering events occur. The Company only executes swaps under master netting agreements, which typically contain mutual credit downgrade provisions that generally provide the ability to require assignment or termination in the event either MBIA or the counterparty is downgraded below a specified credit rating.

Under these agreements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of December 31, 2014, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $12 million. All of the $12 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities. As of December 31, 2013, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $160 million. Of this amount, $123 million is netted within “Derivative liabilities”, $16 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities and an additional $21 million is included in “Other assets” on the Company’s consolidated balance sheets. As of December 31, 2014, the Company had securities with a fair value of $198 million posted to derivative counterparties and this amount is included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheet. As of December 31, 2013, the Company had securities with a fair value of $42 million posted to derivative counterparties and this amount is included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheet.

As of December 31, 2014 and 2013, the fair value on one Credit Support Annex (“CSA”) was $2 and $4 million, respectively. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of December 31, 2014 and 2013, the counterparty was rated A2 by Moody’s and A by S&P.

Financial Statement Presentation

The fair value of amounts recognized for eligible derivative contracts executed with the same counterparty under a master netting agreement, including any cash collateral that may have been received or posted by the Company, is presented on a net basis in accordance with accounting guidance for the offsetting of fair value amounts related to derivative instruments. Insured CDSs and insured swaps are not subject to master netting agreements. VIE derivative assets and liabilities are not presented net of any master netting agreements. Counterparty netting of derivative assets and liabilities offsets balances in “Interest rate swaps” as of December 31, 2014 and 2013.

As of December 31, 2014, the total fair value of the Company’s derivative assets, after counterparty netting of $81 million, was $10 million, of which $2 million was reported within “Other assets” on the Company’s consolidated balance sheets. Embedded derivatives of $8 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

As of December 31, 2014, the total fair value of the Company’s derivative liabilities, after counterparty netting of $81 million was $456 million, of which $437 million was reported within “Derivative liabilities” and “Derivative liabilities” presented under “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Embedded derivatives of $19 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of December 31, 2014:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$9,481	Other assets	$—	Derivative liabilities	$(244)
Insured swaps	4,044	Other assets	—	Derivative liabilities	(2)
Interest rate swaps	1,450	Other assets	83	Derivative liabilities	(248)
Interest rate swaps-embedded	437	Medium-term notes	8	Medium-term notes	(19)
Currency swaps-VIE	91	Other assets-VIE	—	Derivative liabilities-VIE	—
All other	83	Other assets	—	Derivative liabilities	(24)
All other-VIE	241	Other assets-VIE	—	Derivative liabilities-VIE	—
All other-embedded	12	Other investments	—	Other investments	—

Total non-designated derivatives	$15,839		$91		$(537)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the year ended December 31, 2014:

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$888
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(413)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(78)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	11
All other	Unrealized gains (losses) on insured derivatives	15
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	6
All other	Realized gains (losses) and other settlements on insured derivatives	(31)

Total		$398

The following table presents the effect of derivative instruments on the consolidated statements of operations for the year ended December 31, 2013:

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$1,725
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(1,545)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	65
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	17
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	1
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	10
All other	Unrealized gains (losses) on insured derivatives	52

Total		$325

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

Note 10: Debt

Long-Term Debt

The Company’s long-term debt consists of notes and debentures including accrued interest as follows:

	As of December 31,
In millions	2014	2013
6.400% Senior Notes due 2022(1)	$266	$266
7.000% Debentures due 2025	56	56
7.150% Debentures due 2027	100	100
6.625% Debentures due 2028	141	141
5.700% Senior Notes due 2034(2)	21	21
Accrued interest	8	8

	592	592
14% Surplus Notes due 2033(3)	940	940
Accrued interest	278	170

Total	$1,810	$1,702

(1)—Callable on or after August 15, 2006 at 100.00.

(2)—Callable anytime at the greater of 100.00 or the present value of the remaining scheduled payments of principal and interest.

(3)—Callable on or after January 15, 2018 and every fifth anniversary thereafter at 100.00.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Debt (continued)

In addition to the preceding table, as of December 31, 2014, National owned $136 million principal amount of the 5.700% Senior Notes due 2034 that are eliminated on a consolidated basis.

The Company’s long-term debt presented in the preceding table is subject to certain restrictive covenants, none of which significantly restrict the Company’s operating activities or dividend-paying ability. As of December 31, 2014 and 2013, the Company was in compliance with all debt covenants as there was no occurrence of any event of default with respect to the above securities. Key events of default include: (i) default in the payment of any interest or principal when it becomes due and payable, (ii) default in the performance, or breach, of any covenant or warranty of MBIA, (iii) in the case of certain long-term debt, MBIA Inc.’s failure to make a payment on certain indebtedness in an amount in excess of $10 million, (iv) in the case of certain series of long-term debt, the Company’s default with respect to certain indebtedness that results in the acceleration of certain indebtedness in an amount in excess of $10 million, (v) entry by a court having jurisdiction in the premises of a decree or order for relief in respect of MBIA, or in the case of certain long-term debt, National, in an involuntary case or proceeding under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law, and (vi) commencement by MBIA of a voluntary case or proceeding under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law.

On January 16, 2008, MBIA Corp. issued $1.0 billion of 14% fixed-to-floating rate surplus notes due January 15, 2033. As of December 31, 2014, MBIA Corp. has repurchased a total of $47 million par value outstanding of its surplus notes at a weighted average price of $77.08 and in addition, MBIA Inc., through its corporate segment, owned $13 million of MBIA Corp. surplus notes. The surplus notes had an initial interest rate of 14% until January 15, 2013 and thereafter have an interest rate of three-month LIBOR plus 11.26%. Interest and principal payments on the surplus notes are subject to prior approval by the Superintendent of the NYSDFS. From the January 15, 2013 interest payment to the present, MBIA Corp.’s requests for approval of the note interest payments have been denied by the NYSDFS. MBIA Corp. provided notice to the Fiscal Agent that it has not made a scheduled interest payment. The deferred interest payment will become due on the first business day on or after which MBIA Corp. obtains approval to make such payment. No interest will accrue on the deferred interest. The surplus notes were callable at par at the option of MBIA Corp. on the fifth anniversary of the date of issuance, and are callable at par on January 15, 2018 and every fifth anniversary thereafter and are callable on any other date at par plus a make-whole amount, subject to prior approval by the Superintendent and other restrictions. The cash received from the issuance of surplus notes was used for general business purposes and the deferred debt issuance costs are being amortized over the term of the surplus notes.

The aggregate maturities of principal payments of long-term debt obligations in each of the next five years ending December 31, and thereafter, are as follows:

In millions	2015	2016	2017	2018	2019	Thereafter	Total
Corporate debt	$—	$—	$—	$—	$—	$584	$584
14% Surplus Notes due 2033(1)	—	—	—	940	—	—	940

Total debt obligations due	$—	$—	$—	$940	$—	$584	$1,524

(1)—Callable on or after January 15, 2018 and every fifth anniversary thereafter at 100.00.

Investment Agreements

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Debt (continued)

Investment agreements have been issued with either fixed or floating interest rates in U.S. dollars. As of December 31, 2014, the annual interest rates on these agreements ranged from 3.48% to 7.38% and the weighted average interest rate was 5.50%. As of December 31, 2013, the annual interest rates on these agreements ranged from 0.21% to 7.38% and the weighted average interest rate was 5.10%. Expected principal payments due under these investment agreements in each of the next five years ending December 31 and thereafter, based upon contractual maturity dates, are as follows:

In millions	Principal Amount
Maturity date:
2015	$39
2016	40
2017	56
2018	17
2019	8
Thereafter	455

Total expected principal payments(1)	$615
Less discount and other adjustments(2)	68

Total	$547

(1)—Amounts reflect principal due at maturity for investment agreements issued at a discount.

(2)—Includes discounts of $75 million on investment agreements, net of accrued interest of $7 million.

Medium-Term Notes

MTNs are recorded as liabilities on the Company’s balance sheets based upon proceeds received, net of unamortized discounts and premiums, plus unpaid accrued interest at the balance sheet date. Certain MTNs are measured at fair value in accordance with the accounting guidance for hybrid financial instruments. MTNs are issued by MBIA Global Funding, LLC (“GFL”) with either fixed or floating interest rates and in U.S. dollars and foreign currencies. During the year ended December 31, 2014, the Company retired the remaining $129 million of outstanding MTNs issued by the Company’s conduit segment at a cost of 97% of par value and completed the liquidation this business. The Company also repurchased approximately $122 million par value outstanding of GFL MTNs issued by the Company’s corporate segment at a weighted average cost of approximately 98% of par value. As of December 31, 2014, the interest rates of the MTNs ranged from 0% to 9.08% and the weighted average interest rate was 2.44%. As of December 31, 2013, the interest rates of the MTNs ranged from 0% to 8.93% and the weighted average interest rate was 2.67%. Expected principal payments due under MTN obligations based on their contractual maturity dates are as follows:

In millions	Principal Amount
Maturity date:
2015	$102
2016	119
2017	53
2018	59
2019	61
Thereafter	1,152

Total expected principal payments(1)	$1,546
Less discount and other adjustments(2)	345

Total	$1,201

(1)—Amounts reflect principal due at maturity for notes issued at a discount or premium.

(2)—Includes discounts of $306 million, fair value adjustments of $45 million, net of accrued interest of $6 million.

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

Variable Interest Entity Notes

VIE notes are variable interest rate debt instruments that were issued primarily in U.S. dollars by consolidated VIEs within the Company’s international and structured finance insurance segment. These VIE notes consist of debt instruments issued by issuer-sponsored consolidated VIEs collateralized by assets held by those consolidated VIEs. In addition, as of December 31, 2014, the Company’s advisory services segment had $431 million of VIE notes that are presented separately in “Liabilities held for sale” on the Company’s consolidated balance sheets. Effective January 1, 2015, the Company completed the sale of its Cutwater business and deconsolidated these VIEs. Refer to “Note 1: Business Developments and Risks and Uncertainties” for additional information about the sale of Cutwater.

The maturity of the Company’s international and structured finance insurance segment’s VIE notes, as of December 31, 2014 is presented in the following table:

In millions
Maturity date:
2015	$471
2016	336
2017	346
2018	321
2019	299
Thereafter	3,031

Total	$4,804	(1)

(1)—Includes $2.0 billion of VIE notes accounted for at fair value as of December 31, 2014.

Note 11: Income Taxes

Income (loss) from operations before provision (benefit) for income taxes consisted of:

	Years Ended December 31,
In millions	2014	2013	2012
Domestic	$574	$435	$1,486
Foreign	67	(19)	112

Income (loss) before income taxes	$641	$416	$1,598

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

The Company files a consolidated tax return that includes all of its U.S. subsidiaries and foreign branches. The Company also files tax returns in the United Kingdom, France, Spain, and various state and local jurisdictions. Income tax expense (benefit) on income (loss) and shareholders’ equity consisted of:

	Years Ended December 31,
In millions	2014	2013	2012
Current taxes:
Federal	$—	$—	$3
State	10	8	2
Foreign	12	1	(6)
Deferred taxes:
Federal	48	165	350
Foreign	2	(8)	15

Provision (benefit) for income taxes	72	166	364

Income taxes charged (credited) to shareholders’ equity related to:
Change in unrealized gains (losses) on AFS securities	89	(81)	86
Change in AFS securities with OTTI	(29)	4	42
Change in foreign currency translation	(13)	1	(2)
Share-based compensation	2	4	7

Total income taxes charged (credited) to shareholders’ equity	49	(72)	133

Total effect of income taxes	$121	$94	$497

A reconciliation of the U.S. federal statutory tax rate of 35% to the Company’s effective income tax rate for the years ended December 31, 2014, 2013 and 2012 is presented in the following table:

	Years Ended December 31,
	2014	2013	2012
Federal income tax computed at the statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax-exempt interest	(0.5)%	(1.1)%	(0.7)%
Mark-to-market on warrants	(1.6)%	3.8%	(0.7)%
Change in valuation allowance	(13.5)%	(12.6)%	(5.6)%
Change in uncertain tax positions	(9.1)%	2.8%	(0.1)%
State income tax, net of federal benefit	0.5%	2.0%	0.1%
Out-of-period adjustment	0.0%	0.0%	(3.8)%
Foreign taxes	(0.5)%	(0.8)%	(1.2)%
Basis difference in foreign subsidiary	0.0%	11.4%	0.0%
Other	0.9%	(0.6)%	(0.2)%

Effective tax rate	11.2%	39.9%	22.8%

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2014 and 2013 are presented in the following table:

	As of December 31,
In millions	2014	2013
Deferred tax liabilities:
Unearned premium revenue	$196	$220
Deferral of cancellation of indebtedness income	91	114
Deferred acquisition costs	72	87
Net unrealized gains in accumulated other comprehensive income	4	—
Basis difference in foreign subsidiaries	59	48
Other	1	9

Total gross deferred tax liabilities	423	478

Deferred tax assets:
Compensation and employee benefits	30	31
Loss and loss adjustment expense reserves	69	85
Net operating loss and tax credit carryforwards	1,150	917
Capital loss carryforward and other-than-temporary impairments	6	93
Net unrealized losses on insured derivatives	93	400
Net losses on financial instruments at fair value and foreign exchange	37	47
Net unrealized losses in accumulated other comprehensive income	—	30
Alternative minimum tax credit carryforward	22	22
Net deferred taxes on VIEs	25	55

Total gross deferred tax assets	1,432	1,680

Valuation allowance	—	93

Net deferred tax asset	$1,009	$1,109

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

As of December 31, 2014, the Company reported a net deferred tax asset of $1.0 billion, with no valuation allowance. As of December 31, 2013, there was a valuation allowance of $93 million against a portion of the deferred tax asset. The valuation allowance related to losses from asset impairments. The decrease in the valuation allowance was primarily due to the sales of previously impaired assets and a tax planning strategy to use unrealized gains that are included in “Accumulated other comprehensive income (loss)” on the Company’s consolidated balance sheets against any remaining asset impairments.

In accordance with ASU 2013-11, the netting of deferred taxes between different taxpaying jurisdictions is not permitted. As of December 31, 2014, there was also a non U.S. deferred tax liability of $18 million included in “Other liabilities” on the Company’s consolidated balance sheet.

Tax Sharing Agreement

The Company has a tax sharing agreement among its members effective January 1, 1987. The agreement was amended and restated effective September 8, 2011 to change the method of calculating each domestic insurer’s tax liability to the method permitted by paragraph 3(a) of Department Circular Letter #33 (1979). The agreement was submitted to the NYSDFS for review and non-disapproval pursuant to Section 1505 of the New York Insurance Law (“NYIL”). The Company’s tax sharing agreement is filed as an exhibit to this Form 10-K for informational purposes only. Refer to “Note 2: Significant Accounting Policies” for further discussion on the Company’s tax sharing agreement.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

Out-of-Period Adjustment

During the fourth quarter of 2012, the Company completed a balance sheet focused analysis to enhance efficiency and accuracy with its deferred income tax balances, and as a result, identified errors to the current and deferred income tax balances. The Company evaluated the materiality of these errors in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and concluded that these errors, individually and in the aggregate, were immaterial to the year ended December 31, 2012 and all prior periods to which these errors relate. Accordingly, the Company recorded these adjustments in its consolidated financial statements for the year ended December 31, 2012 by increasing “Net income (loss)” by $60 million.

Treatment of Undistributed Earnings of Certain Foreign Subsidiaries—“Accounting for Income Taxes—Special Areas”

In the fourth quarter of 2013, U.S. deferred income taxes were provided on the differences in the book and tax basis in the Company’s carrying value of MBIA UK and certain other entities since the Company no longer intends to permanently reinvest these earnings. The impact is reflected in the Company’s 2013 tax provision.

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in UTB and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. All amounts below are reflected before any applicable tax benefit.

In millions
Unrecognized tax benefit as of January 1, 2012	$47
The gross amount of the increase/(decrease) in the UTB as a result of tax positions taken:
During a prior year	26
The amounts of decreases in the UTB as a result of the applicable statute of limitations	(26)

Unrecognized tax benefit as of December 31, 2012	$47
The gross amount of the increase/(decrease) in the UTB as a result of tax positions taken:
During the current year	18
The amounts of decreases in the UTB related to settlements with taxing authorities	—

Unrecognized tax benefit as of December 31, 2013	$65
The gross amount of the increase/(decrease) in the UTB as a result of tax positions taken:
During a prior year	(61)
During the current year	—
The amounts of decreases in the UTB related to settlements with taxing authorities	(4)
The reduction in the UTB as a result of the applicable statute of limitations	—

Unrecognized tax benefit as of December 31, 2014	$—

The Company does not anticipate any additional amount to reverse in the next twelve months based on settling certain issues.

MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. Federal income tax returns for 2011 through 2013 are subject to examination. The reserve for UTB has decreased during 2014 based on certain positive developments, including the conclusion from an Internal Revenue Service initiated survey of the 2011 consolidated return of MBIA Inc. and its subsidiaries, which has resulted in no change to taxable income. In the fourth quarter of 2014, the Company settled certain state and local examinations which further decreased the reserve.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

The tax authorities in the United Kingdom are currently auditing MBIA UK for tax years 2005 through 2012. On January 24, 2014, the Company provided an independent report to HM Revenue & Customs (“HMRC”). On April 8, 2014, HMRC responded with comments. On June 2, 2014, the Company responded to HMRC’s letter dated April 8, 2014. As of December 31, 2014, no response has been received from HMRC and there has been no resolution.

During 2013, the Company met with New York State Department of Taxation and Finance to discuss the Company’s respective tax positions regarding certain issues related to the 2008 tax year. In the fourth quarter of 2014, the Company settled with the state.

As of December 31, 2014, the Company’s NOL is approximately $3.2 billion. The NOL will expire between tax years 2029 through 2034. As of December 31, 2014, the Company has an alternative minimum tax credit carryforward of $22 million, which does not expire.

Note 12: Business Segments

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

The Company manages its businesses across five operating segments: 1) U.S. public finance insurance; 2) international and structured finance insurance; 3) corporate; 4) advisory services; and 5) conduit. The Company’s U.S. public finance insurance business is operated through National, its international and structured finance insurance business is operated through MBIA Corp. and its advisory services business is primarily operated through Cutwater. During 2014, the Company dissolved its conduit segment by extinguishing the remaining liabilities of the segment and liquidating the Company’s remaining conduit, Meridian Funding Company, LLC (“Meridian”). In addition, in the fourth quarter of 2014, the Company entered into an agreement to sell Cutwater to a subsidiary of The Bank of New York Mellon Corporation. This transaction was effective on January 1, 2015 in which, the Company exited its advisory services business.

The Company regularly evaluates its business segment reporting to ensure it reflects management’s perspective and provides discrete financial information on which to assess segment performance. During 2014, the Company continued to realize its business strategy, which included the liquidation of its conduit and advisory services businesses and realigning the management of its asset/liability products and corporate activities. Effective in the fourth quarter of 2014, the Company’s previously reported asset/liability products segment and its corporate segment are managed and reported as a single operating segment referred to as the corporate segment since 1) the previous asset/liability products segment did not represent a future business prospect for the Company and is in wind-down; 2) the Company manages and reports the invested assets and debt obligation liabilities as a single activity; 3) the activities are economically similar as the servicing of the debt obligation liabilities are funded by the same financial resources; and 4) the Company evaluates the performance and resource needs of these activities collectively.

The Company’s new segment reporting structure is reflected in its reporting to its Chief Operating Decision Maker, as well as the senior management team and Board of Directors, who use this information to make key business decisions, assess performance and allocate resources to its segments. Certain prior period amounts within the corporate segment results have been retrospectively revised to reflect the changes in the Company’s reportable segments. Such revisions have no impact on total consolidated revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

The following sections provide a description of each of the Company’s reportable operating segments.

U.S. Public Finance Insurance

The Company’s U.S. public finance insurance segment is principally conducted through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, U.S. public finance insured obligations when due. The obligations are not subject to acceleration, except that National may have the right, at its discretion, to accelerate insured obligations upon default or otherwise. National issues financial guarantees for municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams.

International and Structured Finance Insurance

The Company’s international and structured finance insurance segment is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, non-U.S. public finance and global structured finance insured obligations when due, or in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain guaranteed investment contracts written by MBIA Inc. are insured by MBIA Corp., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. MBIA Corp. also insures debt obligations of the following affiliates:

•	MBIA Inc.;

•	GFL;

•	MBIA Investment Management Corp. (“IMC”); and

•	LaCrosse Financial Products, LLC, a wholly-owned affiliate, in which MBIA Corp. has written insurance policies guaranteeing the obligations under CDS, including termination payments that may become due upon certain events including the insolvency or payment default of the financial guarantor or the CDS issuer.

MBIA Corp. insures non-U.S. public finance and global structured finance, including asset-backed obligations. MBIA Corp. has insured sovereign-related and sub-sovereign bonds, utilities, privately issued bonds used for the financing of projects that include toll roads, bridges, airports, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, and leases for equipment, aircraft and real estate property. The Company is no longer insuring new credit derivative contracts except for transactions related to the reduction of existing derivative exposure. MBIA Corp. has not written any meaningful amount of business since 2008.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

Corporate

The Company’s corporate segment consists of general corporate activities, including providing general support services to MBIA’s other operating businesses and asset and debt management. General support services are provided by the Company’s service company, MBIA Services Corporation (“MBIA Services”), formerly Optinuity Alliance Resources Corporation. MBIA Services provides various support services including, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. Debt management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiaries, IMC and GFL. MBIA Inc. issued debt to finance the operations of the MBIA group. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It also provided customized products for funds that are invested as part of asset-backed or structured product transactions. GFL raised funds through the issuance of MTNs with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. The company ceased issuing these investment agreements and MTNs and the outstanding liability balances and corresponding asset balances have declined over time as liabilities mature, terminate or are retired. All of the debt within the corporate segment is managed collectively and is serviced by the financial resources available to MBIA Inc. Asset management activities support the Company’s funded liabilities, provide for opportunities in investments and provide general liquidity support to MBIA Inc.

Advisory Services

The advisory services segment primarily consists of the operations of Cutwater Investor Services Corp. (“Cutwater-ISC”) and Cutwater Asset Management Corp. (“Cutwater-AMC”) and is a fee-for-service investment management business focused on fixed-income markets. Cutwater-ISC and Cutwater-AMC are Securities and Exchange Commission registered investment advisers. In October of 2014, the Company entered into an agreement to sell Cutwater to a subsidiary of The Bank of New York Mellon Corporation. Effective with the January 1, 2015 sale of Cutwater, MBIA has no business activities within its advisory services segment.

Conduit

The Company’s conduit segment was operated through Meridian and administered through MBIA Asset Finance, LLC. Assets financed by Meridian were funded by MTNs. In 2014, the Company extinguished the remaining liabilities of this segment and liquidated Meridian.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

Segments Results

The following tables provide the Company’s segment results for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014
In millions	U.S. Public Finance Insurance	International and Structured Finance Insurance	Corporate	Advisory Services	Conduit	Eliminations		Consolidated
Revenues(1)	$373	$189	$42	$12	$—	$—		$616
Net change in fair value of insured derivatives	1	458	—	—	—	—		459
Net gains (losses) on financial instruments at fair value and foreign exchange	26	—	55	(3)	—	—		78
Net investment losses related to other-than-temporary impairments	(15)	—	—	—	—	—		(15)
Net gains (losses) on extinguishment of debt	—	—	3	—	—	—		3
Other net realized gains (losses)	14	12	2	—	—	—		28
Revenues of consolidated VIEs	—	105	—	(8)	4	—		101
Inter-segment revenues(2)	44	55	46	22	(1)	(166)		—

Total revenues	443	819	148	23	3	(166)		1,270
Losses and loss adjustment	(10)	143	—	—	—	—		133
Operating	38	72	87	42	—	—		239
Interest	—	109	101	—	—	—		210
Expenses of consolidated VIEs	—	47	—	—	—	—		47
Inter-segment expenses(2)	78	64	15	6	9	(172)		—

Total expenses	106	435	203	48	9	(172)		629

Income (loss) before income taxes	337	384	(55)	(25)	(6)	6		641
Provision (benefit) for income taxes	115	134	(173)	(6)	—	2		72

Net income (loss)	$222	$250	$118	$(19)	$(6)	$4		$569

Identifiable assets	$5,887	$10,086	$2,846	$793	$—	$(3,328)	(3)	$16,284

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

(3)—Consists of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

	Year Ended December 31, 2013
In millions	U.S. Public Finance Insurance	International and Structured Finance Insurance	Corporate	Advisory Services	Conduit	Eliminations		Consolidated
Revenues(1)	$425	$148	$55	$16	$—	$—		$644
Net change in fair value of insured derivatives	3	229	—	—	—	—		232
Net gains (losses) on financial instruments at fair value and foreign exchange	29	24	15	1	—	—		69
Net gains (losses) on extinguishment of debt	—	—	22	—	—	38	(3)	60
Other net realized gains (losses)	(29)	—	—	—	—	—		(29)
Revenues of consolidated VIEs	—	237	(14)	—	10	—		233
Inter-segment revenues(2)	90	78	85	26	(9)	(270)		—

Total revenues	518	716	163	43	1	(232)		1,209
Losses and loss adjustment	105	12	—	—	—	—		117
Operating	66	108	157	53	—	—		384
Interest	—	112	124	—	—	—		236
Expenses of consolidated VIEs	—	50	—	—	6	—		56
Inter-segment expenses(2)	96	136	7	7	26	(272)		—

Total expenses	267	418	288	60	32	(272)		793

Income (loss) before income taxes	251	298	(125)	(17)	(31)	40		416
Provision (benefit) for income taxes	82	101	(15)	(5)	(10)	13		166

Net income (loss)	$169	$197	$(110)	$(12)	$(21)	$27		$250

Identifiable assets	$6,056	$11,687	$2,641	$44	$177	$(3,652)	(4)	$16,953

(1)—Represents	the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.
(2)—Represents	intercompany premium income and expense, intercompany asset management fees and expenses, intercompany interest income, expenses pertaining to intercompany receivables and payables and intercompany loans.
(3)—Represents	the gain on the debt received as consideration in connection with the settlement with Bank of America.
(4)—Consists	of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

	Year Ended December 31, 2012
In millions	U.S. Public Finance Insurance	International and Structured Finance Insurance	Corporate	Advisory Services	Conduit	Eliminations		Consolidated
Revenues(1)	$548	$243	$68	$21	$—	$—		$880
Net change in fair value of insured derivatives	1	1,463	—	—	—	—		1,464
Net gains (losses) on financial instruments at fair value and foreign exchange	121	93	(158)	(1)	—	—		55
Net investment losses related to other-than-temporary impairments	—	(45)	(60)	—	—	—		(105)
Other net realized gains (losses)	—	1	6	—	—	—		7
Revenues of consolidated VIEs	—	71	—	—	63	—		134
Inter-segment revenues(2)	168	45	177	34	(2)	(422)		—

Total revenues	838	1,871	33	54	61	(422)		2,435
Losses and loss adjustment	21	29	—	—	—	—		50
Operating	124	147	114	46	—	—		431
Interest	—	132	152	—	—	—		284
Expenses of consolidated VIEs	—	59	—	—	13	—		72
Inter-segment expenses(2)	124	208	15	13	97	(457)		—

Total expenses	269	575	281	59	110	(457)		837

Income (loss) before income taxes	569	1,296	(248)	(5)	(49)	35		1,598
Provision (benefit) for income taxes	188	432	(179)	(1)	(17)	(59)		364

Net income (loss)	$381	$864	$(69)	$(4)	$(32)	$94		$1,234

Identifiable assets	$6,887	$17,248	$2,721	$44	$694	$(5,870)	(3)	$21,724

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

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
In millions	2014	2013	2012
Total premiums earned:
United States	$299	$391	$530
United Kingdom	36	34	36
Europe (excluding United Kingdom)	7	11	15
Internationally diversified	9	9	16
Central and South America	49	36	48
Asia	4	4	5
Other	12	9	11

Total	$416	$494	$661

Note 13: Insurance in Force

MBIA guarantees the payment of principal of, and interest or other amounts owing on, municipal, asset-backed, mortgage-backed and other non-municipal securities. Additionally, MBIA Corp. has insured CDS primarily on pools of collateral, which it previously considered part of its core financial guarantee business. The pools of collateral are made up of corporate obligations, but also include commercial and RMBS-related assets and ABS securities. MBIA’s insurance in force represents the aggregate amount of the insured principal of, and interest or other amounts owing on, insured obligations. MBIA’s ultimate exposure to credit loss in the event of nonperformance by the issuer of the insured obligation is represented by the insurance in force in the tables that follow.

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

As of December 31, 2014, insurance in force, which represents principal and interest or other amounts owing on insured obligations, had an expected maturity range of 1 to 43 years. The distribution of MBIA Corp.’s and National’s combined insurance in force by geographic location, excluding $2.6 billion and $3.5 billion relating to transactions guaranteed by MBIA Corp. on behalf of various investment management services affiliated companies as of December 31, 2014 and 2013, respectively, is presented in the following table:

	As of December 31,
$ in billions	2014		2013
Geographic Location	Insurance in Force	% of Insurance in Force	Insurance in Force	% of Insurance in Force
California	$73.8	16.9%	$88.7	16.0%
New York	29.8	6.8%	38.1	6.9%
Illinois	25.4	5.8%	29.6	5.3%
Florida	24.1	5.5%	29.2	5.3%
Texas	21.1	4.8%	28.0	5.0%
New Jersey	16.8	3.9%	20.2	3.6%
Michigan	12.3	2.8%	15.3	2.8%
Puerto Rico	10.1	2.3%	10.9	2.0%
Pennsylvania	9.3	2.1%	11.8	2.1%
Washington	9.1	2.1%	11.5	2.1%

Subtotal	231.8	53.0%	283.3	51.1%
Nationally diversified	38.9	8.9%	53.6	9.7%
Other states	123.6	28.2%	155.8	28.1%

Total United States	394.3	90.1%	492.7	88.9%

Internationally diversified	2.8	0.6%	12.8	2.3%
Country specific	40.7	9.3%	48.8	8.8%

Total non-United States	43.5	9.9%	61.6	11.1%

Total	$437.8	100.0%	$554.3	100.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

The insurance in force by type of bond, excluding transactions guaranteed by MBIA Corp. on behalf of various investment management services affiliated companies, is presented in the following table:

	As of December 31,
$ in billions	2014		2013
Bond type	Insurance in Force	% of Insurance in Force	Insurance in Force	% of Insurance in Force
Global public finance—United States:
General obligation	$122.8	28.0%	$153.5	27.7%
General obligation—lease	27.9	6.4%	34.1	6.2%
Municipal utilities	60.5	13.8%	78.0	14.1%
Tax-backed	53.6	12.2%	66.1	11.9%
Transportation	38.4	8.8%	46.2	8.3%
Higher education	19.5	4.5%	24.1	4.3%
Health care	8.4	1.9%	9.5	1.7%
Military housing	18.4	4.2%	19.2	3.5%
Investor-owned utilities(1)	6.1	1.4%	7.2	1.3%
Municipal housing	3.6	0.8%	4.8	0.9%
Other(2)	2.4	0.6%	3.0	0.5%

Total United States	361.6	82.6%	445.7	80.4%

Global public finance—non-United States:
International utilities	13.4	3.1%	15.9	2.9%
Sovereign-related and sub-sovereign(3)	15.5	3.5%	17.3	3.1%
Transportation	9.7	2.2%	12.2	2.2%
Local governments(4)	0.3	0.1%	0.4	0.1%
Tax-backed	0.2	0.0%	0.2	0.0%

Total non-United States	39.1	8.9%	46.0	8.3%

Total global public finance	400.7	91.5%	491.7	88.7%

Global structured finance:
Collateralized debt obligations(5)	14.7	3.4%	31.7	5.7%
Mortgage-backed residential	9.9	2.3%	12.4	2.2%
Mortgage-backed commercial	1.1	0.3%	1.6	0.3%
Consumer asset-backed	1.9	0.4%	2.8	0.5%
Corporate asset-backed(6)	9.5	2.1%	14.1	2.6%

Total global structured finance	37.1	8.5%	62.6	11.3%

Total	$437.8	100.0%	$554.3	100.0%

(1)—Includes investor owned utilities, industrial development and pollution control revenue bonds.

(2)—Includes certain non-profit enterprises, stadium related financing and student loans.

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

(6)—Includes $5.3 billion and $5.5 billion of structured insurance securitizations as of December 31, 2014 and 2013, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

The insurance operations have entered into certain guarantees of derivative contracts, included in the preceding tables, which are accounted for as derivative instruments. MBIA generally guarantees the timely payment of principal and interest related to these derivatives upon the occurrence of a credit event with respect to a referenced obligation. The maximum amount of future payments that MBIA may be required to make under these guarantees is $10.1 billion.

MBIA’s guarantees of derivative contracts have a legal maximum maturity range of 1 to 68 years. A small number of insured credit derivative contracts have long-dated maturities, which comprise the longest maturity dates of the underlying collateral. However, the expected maturities of such contracts are much shorter due to amortizations and prepayments in the underlying collateral pools. The fair values of these guarantees as of December 31, 2014 and 2013 are recorded on the consolidated balance sheets as derivative liabilities, representing gross losses, of $246 million and $1.2 billion, respectively.

Investment agreement contracts and MTNs issued by the Company’s corporate segment are insured by MBIA Corp. and are not included in the previous tables. If MBIA Inc. or these subsidiaries were to have insufficient assets to pay amounts due, MBIA Corp. would make such payments under its insurance policies. As of December 31, 2014, the maximum amount of future payments that MBIA Corp. could be required to make under these guarantees is $2.6 billion. These guarantees, which have a maximum maturity range of 1 to 27 years, were entered into on an arm’s length basis. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover amounts paid under the guarantee.

Reinsured Exposure

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. As of December 31, 2014, the use of reinsurance was immaterial to the insurance operations business and the Company expects that it will continue to be immaterial in the future.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of December 31, 2014, the total amount available under these letters of credit and trust arrangements was $34 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

The aggregate amount of insurance in force ceded by MBIA to reinsurers was $11.1 billion and $12.7 billion as of December 31, 2014 and 2013, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

As of December 31, 2014, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $6.1 billion compared with $7.1 billion as of December 31, 2013. The following table presents information about the Company’s reinsurance agreements as of December 31, 2014 for its U.S. public finance and international and structured finance insurance operations.

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable(1)
Assured Guaranty Re Ltd.	AA	Baa1	$3,634	$32	$1
	(Stable Outlook)	(Negative Outlook)
Assured Guaranty Corp.	AA	A3	2,019	—	6
	(Stable Outlook)	(Negative Outlook)
Overseas Private	AA+	Aaa	289	—	—
Investment Corporation	(Stable Outlook)	(Stable Outlook)
Others	A- or above	A2 or above	145	2	—

Total			$6,087	$34	$7

(1)—Total	reinsurance recoverable is primarily related to recoverables on unpaid losses.

Premium Summary

The components of financial guarantee net premiums earned, including premiums assumed from and ceded to other companies, are presented in the following table:

	Years Ended December 31,
In millions	2014	2013	2012
Net premiums earned:
Direct	$407	$400	$489
Assumed	2	67	130

Gross	409	467	619
Ceded	(12)	(10)	(14)

Net	$397	$457	$605

For the year ended December 31, 2014, total salvage paid for financial guarantee policies under reinsurance contracts was $5 million. For the years ended December 31, 2013 and 2012, recoveries received on claims for financial guarantee policies under reinsurance contracts totaled $4 million and $4 million, respectively. Ceding commissions from reinsurance, before deferrals and net of returned ceding commissions, were $2 million, $2 million and $3 million for the years ended December 31, 2014, 2013, and 2012, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Insurance Regulations and Dividends

MBIA Insurance Corporation and National are subject to insurance regulations and supervision of the State of New York (their state of incorporation) and all U.S. and non-U.S. jurisdictions in which they are licensed to conduct insurance business. In order to maintain their New York State financial guarantee insurance license, MBIA Insurance Corporation and National are required to maintain a minimum of $65 million of policyholders’ surplus. MBIA UK is authorized by the Prudential Regulation Authority and regulated by the Financial Conduct Authority and the Prudential Regulation Authority in the United Kingdom. The extent of insurance regulation and supervision varies by jurisdiction, but New York and most other jurisdictions have laws and regulations prescribing minimum standards of solvency and business conduct, which must be maintained by insurance companies. Among other things, these laws prescribe permitted classes and concentrations of investments and limit both the aggregate and individual securities risks that MBIA Insurance Corporation and National may insure on a net basis based on the type of obligations insured. In addition, some insurance laws and regulations require the approval or filing of policy forms and rates. MBIA Insurance Corporation and National are required to file detailed annual financial statements with the NYSDFS and similar supervisory agencies in other jurisdictions in which it is licensed. The operations and accounts of MBIA Insurance Corporation and National are subject to examination by regulatory agencies at regular intervals.

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

In 2014, MBIA Insurance Corporation did not declare or pay any dividends to MBIA Inc. or the holders of its preferred stock. MBIA Insurance Corporation is currently unable to pay dividends, including those related to its preferred stock, as a result of its earned surplus deficit as of December 31, 2014 and is not expected to have any statutory capacity to pay any dividends in the near term. In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excessive contingency reserves in prior periods, as described below, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS.

As a condition to the NYSDFS’ approval of the simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) between MBIA Inc. and National, the NYSDFS requested that, until the notional amount of the Asset Swap has been reduced to 5% or less of National’s admitted assets, each of MBIA Inc., MBIA Insurance Corporation and National provide the NYSDFS with three months prior notice, or such shorter period as the NYSDFS may permit, of its intent to initiate cash dividends on shares of its common stock. National declared and paid a dividend of $220 million to its ultimate parent, MBIA Inc. in the fourth quarter of 2014 following notice to the NYSDFS.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Insurance Regulations and Dividends (continued)

As of December 31, 2014, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL. If MBIA Insurance Corporation is not in compliance with its aggregate risk limits, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations. During 2013, MBIA Insurance Corporation exceeded its aggregate risk limits. In 2014 and 2013, MBIA Insurance Corporation reported additional overages to the NYSDFS with respect to its single risk limits due to changes in its statutory capital.

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

Prior to September 30, 2012, MBIA Corp. released to surplus an aggregate of $1.1 billion of contingency reserves pursuant to approvals granted by the NYSDFS in accordance with the NYIL during 2011 and 2012. Absent these releases MBIA Corp. would have had deficits of qualifying assets to meet its contingency reserve requirements. While MBIA Insurance Corporation currently satisfies its contingency reserve requirement, it had a deficit of qualifying assets required to support its contingency reserves as of September 30, 2014. The deficit was caused by the sale of liquid assets in order to make claim payments and the failure of certain RMBS sellers/servicers to honor their contractual obligations to repurchase ineligible mortgage loans from securitizations the Company insured. The deficit may occur again in the future as MBIA Insurance Corporation depletes qualifying assets to make claims and commutation payments.

As of 2014, MBIA Insurance Corporation’s policyholders’ surplus was negatively impacted by $106 million because under NYIL it was not permitted to treat as an admitted asset the portion of its investment in subsidiaries in excess of the greater of 50% of policyholders’ surplus or 60% of net admitted assets less the par value of common, preferred stock and liabilities. This overage was caused by a decrease in MBIA Insurance Corporation’s policyholders’ surplus due to insured losses in the past. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred and the percentage of its assets invested in subsidiaries continues to increase.

Results of operations for MBIA Insurance Corporation determined in accordance with statutory accounting practices for the years ended December 31, 2014 and 2013 were net losses of $35 million and $494 million, respectively. As of December 31, 2014, MBIA Insurance Corporation’s statutory capital was $859 million, consisting of policyholders’ surplus of $542 million and contingency reserve of $317 million. As of December 31, 2013, MBIA Insurance Corporation had statutory capital of $825 million.

For the years ended December 31, 2014 and 2013, National had statutory net income of $238 million and $256 million, respectively. As of December 31, 2014, National’s statutory capital was $3.3 billion, consisting of policyholders’ surplus of $2.2 billion and contingency reserves of $1.1 billion. As of December 31, 2013, National had statutory capital of $3.3 billion.

Note 15: Pension and Profit Sharing Plans

The Company maintains a qualified non-contributory defined contribution pension plan to which the Company contributes 10% of each eligible employee’s annual compensation. Annual compensation for determining such contributions consists of base salary, bonus and commissions, as applicable, up to a maximum of $1.5 million. Pension benefits vest over a five-year period with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. The Company funds the annual pension contribution by the following February of each applicable year. Pension expense related to the Company’s qualified pension plan for the years ended December 31, 2014, 2013 and 2012 was $4 million, $4 million, and $7 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Pension and Profit Sharing Plans (continued)

The Company also maintains a qualified profit sharing/401(k) plan. The plan is a voluntary contributory plan that allows eligible employees to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute, through payroll deductions, up to 25% of eligible compensation. The Company matches employee contributions up to the first 5% of such compensation. The 401(k) matching contributions are made in the form of cash, whereby participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vest over a five-year period with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. Participants who qualify for distribution may receive a single lump sum, transfer the assets to another qualified plan or individual retirement account, or receive a series of specified installment payments. Profit sharing/401(k) expense related to the Company’s qualified plan for the years ended December 31, 2014, 2013 and 2012 was $2 million, $3 million, and $3 million, respectively.

In addition to the above two plans, the Company maintains a non-qualified deferred compensation plan. Contributions to the above qualified plans that exceed limitations established by federal regulations are then contributed to the non-qualified deferred compensation plan. The non-qualified pension expense for the years ended December 31, 2014, 2013 and 2012 was $2 million for each applicable year. The non-qualified profit sharing/401(k) expense for each of the years ended December 31, 2014, 2013 and 2012 was $1 million for each applicable year.

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

The stock option component of the Omnibus Plan enables key employees of the Company and its subsidiaries to acquire shares of common stock of the Company or to benefit from appreciation in the price of the common stock of the Company. The stock option grants, which may be awarded every year, provide the right to purchase shares of common stock at the fair value of the stock on the date of the grant. Options granted will either be Incentive Stock Options (“ISOs”) that qualify under Section 422(a) of the Internal Revenue Code, or Non-Qualified Stock Options (“NQSOs”). ISOs and NQSOs are granted at a price not less than 100% of the fair value, defined as the closing price on the grant date, of the Company’s common stock. Options are exercisable as specified at the time of grant depending on the level of the recipient (generally four or five years) and expire either seven or ten years from the date of grant (or shorter if specified or following termination of employment).

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Long-term Incentive Plans (continued)

There were 6,056,168 shares available for future grants under the Omnibus Plan as of December 31, 2014.

In accordance with accounting guidance for share-based payments, the Company expenses the fair value of employee stock options and other forms of stock-based compensation. In addition, the guidance classifies share-based payment awards as either liability awards, which are remeasured at fair value at each balance sheet date, or equity awards, which are measured on the grant date and not subsequently remeasured. Generally, awards with cash-based settlement repurchase features or that are settled at a fixed dollar amount are classified as liability awards, and changes in fair value will be reported in earnings. Awards with net-settlement features or that permit a cashless exercise with third-party brokers are classified as equity awards and changes in fair value are not reported in earnings. The Company’s long-term incentive plans include features which result in equity awards. In addition, the guidance requires the use of a forfeiture estimate. The Company uses historical employee termination information to estimate the forfeiture rate applied to current stock-based awards.

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

Restricted Stock

The fair value of the restricted shares awarded, determined on the grant date, was $39 million and $6 million, and the fair value of the restricted shares canceled were $1 million each for 2014 and 2013. Restricted shares have been recorded as unearned compensation, which is a component of paid-in capital within shareholders’ equity on the Company’s consolidated balance sheets and have been included in “Share-based compensation” on the Company’s consolidated statements of changes in shareholders’ equity. The amount of unearned compensation, net of estimated forfeitures, was $35 million as of December 31, 2014, which is expected to be recognized as expense over a weighted average period of 1.83 years. Unearned compensation is amortized to expense over the appropriate three to five-year vesting period (except for a minor portion granted to members of the MBIA Inc. Board of Directors which is amortized over a ten-year period).

Compensation expense related to the restricted shares, net of estimated forfeitures, was $18 million, $11 million and $11 million for the years ended December 31, 2014, 2013 and 2012, respectively. The tax benefit related to the restricted share awards during 2014, 2013 and 2012 was $2 million, $1 million and $1 million, respectively.

A summary of the Company’s restricted shares outstanding as of December 31, 2014, 2013 and 2012, and changes during the years ended on those dates, is presented in the following table:

	Restricted Share Activity
	2014		2013		2012
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at beginning of year	3,832,115	$7.6438	7,320,110	$6.8017	4,881,782	$6.4134
Granted	3,263,472	12.0284	449,931	13.0741	2,689,542	7.9299
Vested	(613,641)	5.9661	(969,396)	9.8408	(70,549)	16.7909
Forfeited	(123,120)	10.2942	(2,968,530)	5.6724	(180,665)	9.2860

Outstanding at end of year	6,358,826	$10.0047	3,832,115	$7.6438	7,320,110	$6.8017

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

Employee stock option compensation expense, net of estimated forfeitures, for the year ended December 31, 2014 was immaterial. Employee stock option compensation expense, net of estimated forfeitures, for the years ended December 31, 2013, and 2012 totaled $2 million and $3 million, respectively. During 2014, 2013, and 2012, there were no stock option awards granted. During 2014, 2013, and 2012, the Company expensed deferred tax assets of $4 million, $5 million and $6 million, respectively, related to the stock option awards as a charge to paid-in capital. As of December 31, 2014, there was an immaterial amount of total unrecognized compensation cost related to non-vested stock options.

A summary of the Company’s stock options outstanding as of December 31, 2014, 2013 and 2012, and changes during the years ended on those dates, is presented in the following tables:

	2014		2013		2012
Options	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at beginning of year	3,715,406	$20.6883	5,963,268	$19.0485	6,425,073	$21.3330
Exercised	(400,000)	4.0200	—	—	—	—
Expired or forfeited	(767,406)	61.5815	(2,247,862)	16.3382	(461,805)	50.8330

Outstanding at end of year	2,548,000	$10.9888	3,715,406	$20.6883	5,963,268	$19.0485

Exercisable at end of year	1,798,000	$13.4660	1,752,311	$38.5120	1,751,173	$45.0174

The following table summarizes information about outstanding stock options as of December 31, 2014:

	Stock Options Outstanding				Stock Options Exercisable
Range of Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number of Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
$4.02-$57.71	2,287,500	1.70	$5.3922	$11	1,537,500	1.47	$5.5591	$8
$58.84-$70.86	260,500	0.55	60.1333	—	260,500	0.55	60.1333	—

Total	2,548,000	1.58	$10.9888	$11	1,798,000	1.34	$13.4660	$8

Performance Based Awards

During 2014 and 2012, the Company granted three million and two million restricted shares, respectively, to certain key employees which have a vesting schedule dependent on the achievement of certain stock price targets of the Company. The grants and corresponding compensation expense have been included in the above restricted stock disclosures. As permitted by the accounting guidance for share-based payments, the Company estimates the fair value of awards that contain market performance conditions at the date of grant using a binomial lattice model with a Monte Carlo simulation. The binomial lattice model can better incorporate assumptions about a stock price path because the model can accommodate a large number of potential stock prices over the award’s term in comparison to the Black-Scholes model.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Long-term Incentive Plans (continued)

During 2010, the Board of Managers of Cutwater established the Cutwater Asset Management Equity Participation Plan (“the Plan”). The purpose of the Plan is to promote the interests of Cutwater and its equity security holders and is designed to provide compensation tied to the value of Cutwater by the grant of equity participation units. Each unit represents the contractual right to receive cash payments based on the value of Cutwater. These grants have a restriction period lasting five years, after which time the awards fully vest providing the participant is continuously employed by Cutwater or one of its affiliates during that period. The maximum number of units available for grant under the Plan is 350,000. During 2014, no new units were granted and 38,000 units were canceled. As of December 31, 2014, 185,312 units vested with no value. In accordance with the accounting guidance for awards that include a cash-based settlement feature, the Plan is classified as a liability award. The original value of the award was determined on the date of grant and remeasured at each balance sheet date. A liability is accrued over the vesting period of the Plan and reflects the present value of the award as of each balance sheet date. Any change is reflected in earnings. For the years ended December 31, 2014, 2013 and 2012, no compensation cost related to the Plan was recorded as a result of the decline in the value of the awards.

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

The dilution from stock options, warrants and unvested restricted stock are calculated by applying the two-class method and using the treasury stock method. The treasury stock method assumes the proceeds from the exercise of stock options and warrants or the unrecognized compensation expense from unvested restricted stock will be used to purchase shares of the Company’s common stock at the average market price during the period. For the years ended December 31, 2014, 2013 and 2012, there were 31,907,852, 43,210,917 and 33,743,884, respectively, of stock options, warrants and unvested restricted stock outstanding that were antidilutive.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17: Earnings Per Share (continued)

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
$ in millions except share and per share amounts	2014	2013	2012
Basic earnings per share:
Net income (loss)	$569	$250	$1,234
Less: undistributed earnings allocated to participating securities	16	5	32

Net income (loss) available to common shareholders	553	245	1,202

Basic weighted average shares (1)	188,171,503	189,071,011	188,834,626
Net income (loss) per basic common share	$2.94	$1.30	$6.36

Diluted earnings per share:
Net income (loss)	569	250	1,234
Less: undistributed earnings allocated to participating securities	15	5	32
Less: mark-to-market gain (loss) on warrants	28	—	—

Net income (loss) available to common shareholders	526	245	1,202

Basic weighted average shares (1)	188,171,503	189,071,011	188,834,626
Effect of common stock equivalents:
Stock options	1,104,247	1,241,902	1,062,395
Warrants	1,622,877	—	—

Diluted weighted average shares	190,898,627	190,312,913	189,897,021

Net income (loss) per diluted common share	$2.76	$1.29	$6.33

(1) Includes 412,769, 629,896 and 506,714 of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the years ended December 31, 2014, 2013 and 2012, respectively.

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

In August of 2013, pursuant to the anti-dilution provisions of warrants issued by MBIA to Warburg Pincus, the terms of the warrants issued to Warburg Pincus in 2008 were amended, which resulted in (a) Warburg Pincus’ warrant to purchase 11.5 million shares exercisable at $30.25 per share was revised to 11.8 million shares at $29.44 per share; (b) Warburg Pincus’ B warrant to purchase 9.8 million shares exercisable at $30.25 per share was revised to 10.1 million shares at $29.44 per share; and (c) Warburg Pincus’ B2 warrant to purchase 4 million shares exercisable at $16.20 per share was revised to 4,004,945 shares at $16.18 per share. In addition, under the agreement, Warburg Pincus has certain gross up rights that are triggered in connection with the offering by the Company of any equity securities. As such, MBIA issued Warburg Pincus a five-year warrant to purchase 1.91 million shares of MBIA common stock at an exercise price of $9.59 per share.

In February of 2015, the Company reported the expiration of the Warburg Pincus’ warrant to purchase 11.8 million shares at $29.44 per share, the Warburg Pincus’ B warrant to purchase 10.1 million shares at $29.44 per share and the Warburg Pincus’ B2 warrant to purchase 4,004,945 shares at $16.18 per share.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18: Common and Preferred Stock (continued)

In May of 2013, MBIA Inc. issued Blue Ridge Investments, L.L.C., an affiliate of Bank of America, a five-year warrant to purchase 9.94 million shares of MBIA Inc. common stock at an exercise price of $9.59 per share.

Stock warrants are recorded as liabilities and reported within “Other liabilities” on the consolidated balance sheets due to terms and conditions in the agreements that could require net cash settlement. As of December 31, 2014 and 2013, the fair value of the warrants was $28 million and $59 million, respectively.

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

On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a share repurchase program. During the year ended December 31, 2014, the Company repurchased 2.1 million common shares of MBIA Inc., exhausting any remaining capacity under this share repurchase program. As of December 31, 2014, the Company had repurchased 58.8 million common shares of MBIA Inc. at an average price of $17.02 per share under this share repurchase program.

In the fourth quarter of 2014, the Company’s Board of Directors authorized the repurchase of common stock up to $200 million under a new share repurchase program. During the year ended December 31, 2014, the Company repurchased 1.2 million common shares of MBIA Inc. at an average price of $9.44 per share under this new repurchase program.

During 2014 and 2013, 529,246 and 392,056 shares, respectively, were purchased by the Company for settling awards under the Company’s long-term incentive plans.

Preferred Stock

As of December 31, 2014, MBIA Insurance Corporation had 2,759 shares of preferred stock issued and outstanding with a carrying value of $28 million, including 1,444 shares held by MBIA Inc. that were purchased at a weighted average price of $10,900 per share or 10.9% of face value and 1,315 shares held by unaffiliated investors. During 2014, MBIA Inc. did not repurchase any additional shares.

In accordance with MBIA’s fixed-rate election, the dividend rate on the preferred stock was determined using a fixed-rate equivalent of LIBOR plus 200 basis points. Each share of preferred stock has a par value of $1,000 with a liquidation preference of $100,000. The holders of the preferred stock are generally not entitled to any voting rights. Subject to certain requirements, the preferred stock may be redeemed, in whole or in part, at the option of MBIA Corp. at any time or from time to time for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon at the date of redemption for the then current dividend period and any previously accumulated dividends payable without interest on such unpaid dividends. As of December 31, 2014 and 2013, there were no dividends declared on the preferred stock. Payment of dividends on MBIA Corp.’s preferred stock is subject to the same restrictions that apply to dividends on common stock under NYIL.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the years ended December 31, 2014, 2013, and 2012:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Total
Balance, January 1, 2012	$(163)	$(13)	$(176)
Other comprehensive income (loss) before reclassifications	136	26	162
Amounts reclassified from AOCI	70	—	70

Net period other comprehensive income (loss)	206	26	232
Balance, December 31, 2012	43	13	56

Other comprehensive income (loss) before reclassifications	(128)	2	(126)
Amounts reclassified from AOCI	(11)	(5)	(16)

Net period other comprehensive income (loss)	(139)	(3)	(142)
Balance, December 31, 2013	(96)	10	(86)

Other comprehensive income (loss) before reclassifications	117	(27)	90
Amounts reclassified from AOCI	13	4	17

Total other comprehensive income (loss)	130	(23)	107

Balance, December 31, 2014	$34	$(13)	$21

The following table presents the details of the reclassifications from AOCI for the years ended December 31, 2014, 2013, and 2012:

In millions	Amounts Reclassified from AOCI Years Ended December 31,
Details about AOCI Components	2014	2013	2012	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gain (loss) on sale of securities	$(17)	$23	$(4)	Net gains (losses) on financial instruments at fair value and foreign exchange
Amortization on securities	(4)	(5)	(104)	Net investment income

	(21)	18	(108)	Income (loss) before income taxes
	(8)	7	(38)	Provision (benefit) for income taxes

	(13)	11	(70)	Net income (loss)
Foreign currency translation:
Realized gain (loss) on liquidation of foreign entity	(4)	5	—	Net gains (losses) on financial instruments at fair value and foreign exchange

Total reclassifications for the period	$(17)	$16	$(70)	Net income (loss)

Note 20: Related Party Transactions

Related parties are defined as the following:

•	Affiliates of the Company: An affiliate is a party that directly or indirectly controls, is controlled by or is under common control with the Company. Control is defined as having, either directly or indirectly, the power to direct the management and operating policies of a company through ownership, by contract or otherwise.

•	Entities for which investments are accounted for using the equity method by the Company.

•	Trusts for the benefit of employees, such as pension and profit sharing trusts that are managed by or under the trusteeship of management.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Related Party Transactions (continued)

•	Principal owners of the Company defined as owners of record or known beneficial owners of more than 10% of the voting interests of the Company.

•	Management of the Company which includes persons who are responsible for achieving the objectives of the Company and who have the authority to establish policies and make decisions by which those objectives are to be pursued. Management normally includes members of the Board of Directors, the Chief Executive Officer, Chief Operating Officer, Vice President in charge of principal business functions and other persons who perform similar policymaking functions.

•	Members of the immediate families of principal owners of the Company and its management. This includes family members whom a principal owner or a member of management might control or influence or by whom they may be controlled or influenced because of the family relationship.

•	Other parties with which the Company may deal if one party controls or can significantly influence the management or policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

•	Other parties that can significantly influence the management or policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to the extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Since 1989, MBIA Corp. has executed five surety bonds to guarantee the payment obligations of the members of the Municipal Bond Insurance Association (the “Association”), a voluntary unincorporated association of insurers writing municipal bond and note insurance as agents for the member insurance companies that had their S&P claims-paying rating downgraded from AAA on their previously issued Association policies. In the event that the Association does not meet their policy payment obligations, MBIA Corp. will pay the required amounts directly to the paying agent. The aggregate outstanding exposure on these surety bonds as of December 31, 2014 was $340 million.

MBIA, through its subsidiaries, is responsible for providing investment advisory and certain related administrative services to the Managed Duration Investment Grade Municipal Fund (“the Fund”). MBIA earned investment management, accounting, administration and service fees related to the Fund, net of underwriting fees paid to a third party, and are included in “Fees and reimbursements” in the Company’s consolidated statements of operations. These amounts were not significant for the years ended December 31, 2014, 2013 and 2012.

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

As of December 31, 2014 and 2013, the Company had no loans outstanding to any executive officers or directors.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21: Commitments and Contingencies (continued)

On December 14, 2009, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Credit Suisse. The complaint seeks damages for fraud and breach of contractual obligations in connection with the procurement of financial guarantee insurance on the HEMT Series 2007-2 securitization. On January 30, 2013, MBIA Corp. filed an amended complaint. The amended complaint alleges, among other claims, that Credit Suisse falsely represented: (i) the attributes of the securitized loans; (ii) that the loans complied with the governing underwriting guidelines; and (iii) that Credit Suisse had conducted extensive due diligence on and quality control reviews of the securitized loans to ensure compliance with the underwriting guidelines. The complaint further alleges that the defendants breached their contractual obligations to cure or repurchase loans found to be in breach of the representations and warranties applicable thereto and denied MBIA the requisite access to all records and documents regarding the securitized loans. On August 13, 2014, the court issued an order scheduling expert discovery to run through the middle of 2015.

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

On July 23, 2008, the City of Los Angeles filed a complaint in the Superior Court of the State of California, County of Los Angeles, against a number of financial guarantee insurers, including MBIA. At the same time and subsequently, additional complaints against MBIA and nearly all of the same co-defendants were filed by various municipal entities and quasi-municipal entities, mostly in California. These cases are part of a coordination proceeding in Superior Court, San Francisco County, before Judge Richard A. Kramer, referred to as the Ambac Bond Insurance Cases. In August of 2011, the plaintiffs filed amended versions of their respective complaints. The claims allege violation of California’s antitrust laws through maintaining a dual credit rating scale that misstated the credit default risk of certain issuers, thereby creating market demand for bond insurance. The plaintiffs also allege that the individual bond insurers participated in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition, and failure to adequately disclose the impact of those transactions on their financial condition. The plaintiffs also assert common law claims of breach of contract and fraud. The non-municipal plaintiffs also allege a California unfair competition cause of action. An appeal of the dismissal of the plaintiff’s antitrust claim under California’s Cartwright Act is pending. An appeal is also pending of the March 26, 2014 decision granting in part the Bond Insurer defendants’ motions for reimbursement of legal fees incurred in connection with the motion to strike pursuant to California’s Anti-SLAPP statute.

On July 23, 2008, the City of Los Angeles filed a complaint in the Superior Court, County of Los Angeles, naming as defendants MBIA and other financial institutions, and alleging fraud and violations of California’s antitrust laws through bid-rigging in the sale of guaranteed investment contracts and what plaintiffs call “municipal derivatives” to municipal bond issuers. The case was removed to federal court and transferred by order dated November 26, 2008 to the Southern District of New York for inclusion in the multidistrict litigation, Municipal Derivatives Antitrust Litigation, M.D.L. No. 1950. Complaints making the same allegations against MBIA and nearly all of the same co-defendants were then, or subsequently, filed by municipal entities and quasi-municipal entities, mostly in California, and three not-for-profit retirement community operators. These cases have all been added to the multidistrict litigation. The plaintiffs in all of the cases assert federal and either California, West Virginia or New York state antitrust claims. As of May 31, 2011, MBIA has answered all of the existing complaints.

National and Assured Guaranty Municipal Corp. commenced an adversary proceeding against the City of Detroit and certain individuals employees/managers in the City of Detroit’s Chapter 9 case. The amended complaint sought a declaratory judgment that the City of Detroit and its employees comply with Michigan law in the collection, segregation and use of ad valorem tax proceeds pledged to repay several series of unlimited tax general obligation bonds as well as declaratory relief with respect to National’s and Assured Guaranty Municipal Corp.’s rights and interests in the ad valorem tax proceeds. In April of 2014, National reached a settlement with the City of Detroit regarding its enhanced Unlimited Tax General Obligation bonds, which was approved when the City of Detroit’s Eighth Amended Plan went effective on December 10, 2014.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21: Commitments and Contingencies (continued)

On January 30, 2013, MBIA Insurance Corporation and National filed a petition in Texas state court seeking an order requiring the Harris County-Houston Sports Authority to impose higher taxes as well as damages for other alleged breaches of contract. On December 30, 2014, the litigation was resolved in connection with a refinancing transaction.

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

Note 22: Subsequent Events

Refer to “Note 21: Commitments and Contingencies” for information about legal proceedings that occurred after December 31, 2014.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2014.

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

Management has assessed the effectiveness of MBIA Inc. internal control over financial reporting as of December 31, 2014. In making its assessment, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements and Supplementary Data.”

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

The description of the activities below has been provided to the Company by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of, Endurance International Group (“EIG”) and Santander Asset Management Investment Holdings Limited (“SAMIH”). EIG and SAMIH may therefore be deemed to be under common “control” with MBIA Inc.; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by EIG and SAMIH and its non-U.S. affiliates that may be deemed to be under common “control” with the Company. The disclosure does not relate to any activities conducted by the Company or by WP and does not involve our or WP’s management. Neither the Company nor WP has had any involvement in or control over the disclosed activities of SAMIH, and neither the Company nor WP has independently verified or participated in the preparation of the disclosure. Neither the Company nor WP is representing as to the accuracy or completeness of the disclosure nor do the Company or WP undertake any obligation to correct or update it.

As to EIG:

The Company understands that EIG’s affiliates intend to disclose in their next annual or quarterly SEC report that:

“On July 2, 2013, the billing information for a subscriber account, or the Subscriber Account was updated to include Seyed Mahmoud Mohaddes, or Mohaddes. On September 16, 2013, the Office of Foreign Assets Control, or OFAC, designated Mohaddes as a Specially Designated National, or SDN, pursuant to 31 C.F.R. Part 560.304. On or around September 26, 2014, during a routine compliance scan of new and existing subscriber accounts, EIG discovered that Mohaddes, a SDN, was named as an account contact for the Subscriber Account. EIG promptly suspended the Subscriber Account, locked the domain name IOCUKLTD.COM, which was registered to the Subscriber Account, and reported the domain name to OFAC as potentially the property of a SDN subject to blocking pursuant to Executive Order 13599. Since September 16, 2013, when Mohaddes was added to the SDN list, charges in the total amount of $120.35 were made to the Subscriber Account for web hosting and domain privacy services. EIG has ceased billing for the Subscriber Account. To date, EIG has not received any correspondence from OFAC regarding this matter.

On July 10, 2014, OFAC designated each of Stars Group Holding, or Stars, and Teleserve Plus SAL, or Teleserve, as SDNs under Executive Order 13224, and their property became subject to blocking pursuant to the Global Terrorism Sanctions Regulations, 31 C.F.R. Part 594. On July 15, 2014, as part of EIG’s compliance review processes, EIG discovered that the domain names associated with each of Stars, STARSCOM.NET, and Teleserve, TELESERVEPLUS.COM, or collectively, the Stars/Teleserve Domain Names, were registered through EIG’s platform. EIG immediately took steps to suspend and lock the Stars/Teleserve Domain Names to prevent them from being transferred or resolving to a website, and EIG promptly reported the Domain Names as potentially blocked property to OFAC. EIG did not generate any revenue from the Stars/Teleserve Domain Names between when they were added to the SDN list on July 10, 2014 and when EIG discovered that they were registered through EIG’s platform on July 15, 2014. To date, EIG has not received any correspondence from OFAC regarding the matter.

Item 9B. Other Information (continued)

On July 15, 2014 during a compliance scan of all domain names on one of our platforms, EIG identified the domain name KAHANETZADAK.COM, or the Domain Name, which was listed as an ‘also known as,’ or AKA, of the entity Kahane Chai which operates as the American Friends of the United Yeshiva. Kahane Chai was designated as a SDN on November 2, 2001 pursuant to Executive Order 13224. Because the Domain Name was transferred into a customer account of one of EIG’s resellers, there was no direct financial transaction between EIG and the registered owner of the Domain Name. The Domain Name was suspended upon EIG’s discovering it on EIG’s platform, and EIG reported the Domain Name to OFAC as potentially the property of a SDN. To date, EIG have not received any correspondence from OFAC regarding the matter.”

As to SAMIH:

The Company understands that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that:

“Santander UK holds frozen savings and current accounts for three customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer’s designation and remained blocked and dormant throughout 2014. No revenue has been generated by Santander UK on these accounts. The bank account held for one of these customers was closed in the fourth quarter of 2014.

An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD sanctions program”), holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be permitted) under this mortgage although Santander UK continues to receive repayment installments. In 2014, total revenue in connection with the mortgage was approximately £2,580 and net profits were negligible relative to the overall profits of Santander UK. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen during 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander Group in connection with the investment accounts was £250 and net profits in 2014 were negligible relative to the overall profits of Banco Santander, S.A.

In addition, during the third quarter 2014, Santander UK identified two additional customers: a UK national designated by the U.S. under the NPWMD sanctions program held a business account. No transactions were made and the account was closed in the fourth quarter of 2014. No revenue or profit has been generated. A second UK national designated by the US for reasons of terrorism held a personal current account and a personal credit card account, both of which were closed in the third quarter of 2014. Although transactions took place on the current account during the third quarter of 2014, revenue and profits generated were negligible. No transactions took place on the credit card.”

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors will be set forth under “Proposals for Shareholder Approval Recommended by the Board—Proposal 1: Election of Directors” and “Board of Directors Corporate Governance—The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed within 120 days of the end of our fiscal year ended December 31, 2014 (the “Proxy Statement”) and is incorporated by reference.

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

The following table provides information as of December 31, 2014, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans refer to “Note 16: Long-term Incentive Plans” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders	2,722,941	$10.99	6,272,184
Equity compensation plans not approved by security holders	—	—	—

Total	2,722,941	$10.99	6,272,184

(1)—Includes 174,941 phantom shares granted under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors. The weighted average exercise price in column (b) does not take these awards into account.

(2)—Includes 6,056,168 shares of common stock available for future grants under the MBIA Inc. 2005 Omnibus Incentive Plan and 216,016 shares of common stock available for future grants under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors.

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

(a)	Financial Statements and Financial Statement Schedules and Exhibits

1. Financial Statements

The following financial statements of MBIA Inc. have been included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated balance sheets as of December 31, 2014 and 2013.

Consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012.

Consolidated statements of comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012.

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2014, 2013 and 2012.

Consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012.

Notes to consolidated financial statements.

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this report.

Schedule	Title
I.	Summary of investments, other than investments in related parties, as of December 31, 2014.
II.	Condensed financial information of Registrant for December 31, 2014, 2013 and 2012.
IV.	Reinsurance for the years ended December 31, 2014, 2013 and 2012.

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

Item 15. Exhibits, Financial Statement Schedules (continued)

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

10.3. MBIA Inc. Annual Incentive Plan, effective January 1, 2011, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on March 19, 2010, as amended by the Amendment thereto effective as of May 2, 2013.

10.4. MBIA Inc. 2005 Omnibus Incentive Plan, as amended through March, 2012, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on March 19, 2012, as amended by the Amendment thereto, effective as of May 2, 2013.

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

10.7. MBIA Inc. 2005 Non-Employee Director Deferred Compensation Plan (as amended through February 2014), incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on March 5, 2014 (Reg. No. 333-194335).

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

10.15. Restricted Stock Award Agreement between MBIA Inc. and Joseph W. Brown, dated as of March 17, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014.

+10.16. Amendment to Restricted Stock Award Agreement between MBIA Inc. and Joseph W. Brown, dated as of March 2, 2015.

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

99.2. Novation Agreement, dated as of September 14, 2012, between Financial Guaranty Insurance Company and National Public Finance Guarantee Corporation, incorporated by reference to Exhibit 99.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013.

+99.3 Amended and Restated Tax Sharing Agreement, dated as of September 8, 2011, between MBIA Inc. and certain of its subsidiaries.

+101. Additional Exhibits—MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL.

+	Filed Herewith
*	Furnished Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBIA Inc. (Registrant)

Dated: March 2, 2015	By	/s/ Joseph W. Brown
	Name:	Joseph W. Brown
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph W. Brown Joseph W. Brown	Director and Chief Executive Officer	March 2, 2015

/s/ C. Edward Chaplin C. Edward Chaplin	President, Chief Financial Officer and Chief Administrative Officer	March 2, 2015

/s/ Douglas C. Hamilton Douglas C. Hamilton	Assistant Vice President and Controller (chief accounting officer)	March 2, 2015

/s/ Daniel P. Kearney Daniel P. Kearney	Chairman and Director	March 2, 2015

/s/ Maryann Bruce Maryann Bruce	Director	March 2, 2015

/s/ Sean D. Carney Sean D. Carney	Director	March 2, 2015

/s/ David A. Coulter David A. Coulter	Director	March 2, 2015

/s/ Steven J. Gilbert Steven J. Gilbert	Director	March 2, 2015

/s/ Charles R. Rinehart Charles R. Rinehart	Director	March 2, 2015

/s/ Theodore Shasta Theodore Shasta	Director	March 2, 2015

/s/ Richard C. Vaughan Richard C. Vaughan	Director	March 2, 2015

SCHEDULE I

MBIA INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2014

(In millions)

	December 31, 2014
Type of investment	Cost	Fair Value	Amount at which shown in the balance sheet
Available-for-sale:
U.S. Treasury and government agency	$446	$482	$482
State and municipal bonds	1,613	1,699	1,699
Foreign governments	223	230	230
Corporate obligations	1,434	1,386	1,386
Mortgage-backed securities:
Residential mortgage-backed agency	1,111	1,122	1,122
Residential mortgage-backed non-agency	50	49	49
Commercial mortgage-backed	17	17	17
Asset-backed securities:
Collateralized debt obligations	84	66	66
Other asset-backed	184	174	174

Total long-term available-for-sale	5,162	5,225	5,225
Short-term available-for-sale	1,335	1,333	1,333
Equity available-for-sale	12	13	13

Total available-for-sale	6,509	6,571	6,571
Investments at fair value	256	255	255
Other investments	4	4	4

Total investments	$6,769	$6,830	$6,830

Assets of consolidated variable interest entities:
Investments at fair value	298	421	421
Held-to-maturity:
Corporate obligations	2,757	2,632	2,757

Total investments of consolidated variable interest entities	$3,055	$3,053	$3,178

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

(In millions except share and per share amounts)

	December 31, 2014	December 31, 2013
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $671 and $703)	$751	$728
Investments carried at fair value	33	32
Investments pledged as collateral, at fair value (amortized cost $445 and $463)	408	375
Short-term investments held as available-for-sale, at fair value (amortized cost $327 and $171)	327	171
Other investments	4	3

Total investments	1,523	1,309
Cash and cash equivalents	100	140
Investment in wholly-owned subsidiaries	3,953	3,890
Deferred income taxes, net	965	791
Other assets	143	140

Total assets	$6,684	$6,270

Liabilities and Shareholders’ Equity

Liabilities:
Investment agreements	505	654
Long-term debt	592	592
Affiliate loans payable	1,207	1,510
Other liabilities	451	236

Total liabilities	2,755	2,992

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—281,352,782 and 277,812,430	281	278
Additional paid-in capital	3,128	3,115
Retained earnings	2,858	2,289
Accumulated other comprehensive income (loss), net of tax of $6 and $25	21	(86)
Treasury stock, at cost—89,409,887 and 85,562,546 shares	(2,359)	(2,318)

Total shareholders’ equity of MBIA Inc.	3,929	3,278

Total liabilities and shareholders’ equity	$6,684	$6,270

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(In millions)

	Years ended December 31,
	2014	2013	2012
Revenues:
Net investment income	$44	$50	$60
Net gains (losses) on financial instruments at fair value and foreign exchange	24	11	(119)
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	—	—	(52)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	—	—	(7)

Net investment losses related to other-than-temporary impairments	—	—	(59)
Net gains (losses) on extinguishment of debt	1	43	(2)
Other net realized gains (losses)	1	—	6

Total revenues	70	104	(114)

Expenses:
Operating	25	69	40
Interest	104	105	155

Total expenses	129	174	195

Gain (loss) before income taxes and equity in earnings of subsidiaries	(59)	(70)	(309)
Provision (benefit) for income taxes	(165)	(202)	(781)

Gain (loss) before equity in earnings of subsidiaries	106	132	472
Equity in net income (loss) of subsidiaries	463	118	762

Net income (loss)	$569	$250	$1,234

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2014	2013	2012
Net income (loss)	$569	$250	$1,234
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	126	(179)	166
Provision (benefit) for income taxes	14	(17)	36

Total	112	(162)	130

Reclassification adjustments for (gains) losses included in net income (loss)	23	23	111
Provision (benefit) for income taxes	8	8	39

Total	15	15	72

Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	—	12	38
Provision (benefit) for income taxes	—	4	13

Total	—	8	25

Reclassification adjustments for (gains) losses included in net income (loss)	4	—	31
Provision (benefit) for income taxes	1	—	11

Total	3	—	20

Foreign currency translation:
Foreign currency translation gains (losses)	(23)	(3)	(15)

Total other comprehensive income (loss)	107	(142)	232

Comprehensive income (loss)	$676	$108	$1,466

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Fees and reimbursements received	$1	$—	$5
Investment income received	256	250	118
Operating expenses paid	(35)	(35)	(43)
Interest paid, net of interest converted to principal	(93)	(93)	(101)
Income taxes (paid) received	59	111	224

Net cash provided (used) by operating activities	188	233	203

Cash flows from investing activities:
Purchases of available-for-sale investments	(125)	(287)	(560)
Sales of available-for-sale investments	268	147	1,148
Paydowns and maturities of available-for-sale investments	98	252	1,036
Purchases of investments at fair value	(266)	(144)	(42)
Sales, paydowns and maturities of investments at fair value	280	126	139
Sales, paydowns and maturities (purchases) of short-term investments, net	(242)	94	114
(Payments) proceeds for derivative settlements	(26)	(32)	(207)
Collateral (to) from swap counterparty	144	122	(285)
Contributions to subsidiaries, net	(20)	2	(12)
Advances to subsidiaries, net	(12)	—	1

Net cash provided (used) by investing activities	99	280	1,332

Cash flows from financing activities:
Proceeds from investment agreements	23	25	31
Principal paydowns of investment agreements	(181)	(274)	(679)
Payments for securities sold under agreements to repurchase	—	(32)	(639)
Payments for retirement of debt	—	(3)	(180)
Payments for affiliate loans	(153)	(194)	(109)
Purchases of treasury stock	(32)	—	—
Restricted stock awards settlements	16	13	1

Net cash provided (used) by financing activities	(327)	(465)	(1,575)

Net increase (decrease) in cash and cash equivalents	(40)	48	(40)
Cash and cash equivalents—beginning of year	140	92	132

Cash and cash equivalents—end of year	$100	$140	$92

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$569	$250	$1,234
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Intercompany accounts receivable	(24)	(14)	(9)
Current income taxes	70	116	57
Equity in earnings of subsidiaries	(463)	(118)	(762)
Dividends from subsidiaries	225	219	60
Net investment losses related to other-than-temporary impairments	—	—	59
Net (gains) losses on financial instruments at fair value and foreign exchange	(24)	(11)	119
Other net realized (gains) losses	(1)	—	(6)
Deferred income tax benefit	(176)	(207)	(613)
(Gains) losses on extinguishment of debt	(1)	(43)	2
Other operating	13	41	62

Total adjustments to net income (loss)	(381)	(17)	(1,031)

Net cash provided (used) by operating activities	$188	$233	$203

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

MBIA Inc. is subject to the same liquidity risks and uncertainties as described in footnote 1 to the Company’s consolidated financial statements. As of December 31, 2014, MBIA Inc. had $498 million of cash and highly liquid assets available for general corporate liquidity purposes.

2. Significant Accounting Policies

MBIA Inc. (the “Parent Company”) carries its investments in subsidiaries under the equity method.

Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. These reclassifications had no impact on total revenues, expenses, assets, liabilities, or shareholders’ equity for all periods presented.

3. Dividends from Subsidiaries

During 2014, National Public Finance Guarantee Holdings, Inc. declared and paid a dividend of $220 million to MBIA Inc. and Trifinium Holdings Limited declared and paid dividends of $5 million to MBIA Inc.

During 2013, National Public Finance Guarantee Holdings, Inc. declared and paid a dividend of $214 million to MBIA Inc., MBIA Services Corporation, formerly Optinuity Alliance Resources Corporation, declared and paid dividends of $2 million to MBIA Inc. and CapMAC Holdings Inc. declared and paid dividends of $3 million to MBIA Inc.

During 2012, MBIA Services Corporation declared and paid dividends of $53 million to MBIA Inc., MBIA Asset Finance, LLC declared and paid dividends of $6 million to MBIA Inc. and Euro Asset Acquisition Limited declared and paid dividends of $1 million to MBIA Inc.

4. Obligations under Investment Agreements

The investment agreement business, as described in footnotes 2 and 10 to the Company’s consolidated financial statements, is conducted by both MBIA Inc. and its wholly owned subsidiary, MBIA Investment Management Corp.

5. Pledged Collateral

Substantially all of the obligations under investment agreements require MBIA Inc. to pledge securities as collateral. As of December 31, 2014 and 2013, the fair value of securities pledged as collateral with respect to these investment agreements approximated $273 million and $270 million, respectively. The Parent Company’s collateral as of December 31, 2014, consisted principally of mortgage-backed securities, corporate obligations, and U.S. Treasury and government agency bonds, and was primarily held with major U.S. banks. Additionally, the Parent Company pledged money market securities as collateral under investment agreements in the amount of $26 million and $22 million as of December 31, 2014 and 2013, respectively.

Under derivative contracts entered into by MBIA Inc., collateral postings are required by either MBIA Inc. or the counterparty when the aggregate market value of derivative contracts entered into with the same counterparty exceeds a predefined threshold. As of December 31, 2014, MBIA Inc. pledged securities with a fair value of $199 million to derivative counterparties. As of December 31, 2013, MBIA Inc. pledged securities with a fair value of $42 million to derivative counterparties.

6. Affiliate Loans Payable

Affiliate loans payable consists of loans payable to MBIA Global Funding, LLC (“GFL”). GFL raised funds through the issuance of medium-term notes with varying maturities, which were, in turn, guaranteed by MBIA Corp. GFL lent the proceeds of these medium-term note issuances to MBIA Inc.

SCHEDULE IV

MBIA INC. AND SUBSIDIARIES

REINSURANCE

Years Ended December 31, 2014, 2013 and 2012

(In millions)

Column A Insurance Premium Written	Column B Direct Amount	Column C Ceded to Others	Column D Assumed From Other Companies	Column E Net Amount	Column F Percentage of Amount Assumed to Net
2014	$(18)	$2	$—	$(20)	0%

2013	$(40)	$2	$1	$(41)	-2%

2012	$17	$2	$2	$17	12%

Securities and Exchange Commission

Washington, D.C. 20549

Exhibits

to

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

Commission File No. 1-9583

MBIA Inc.

Exhibit Index

10.16.	Amendment to Restricted Stock Award Agreement between MBIA Inc. and Joseph W. Brown, dated as of March 2, 2015.

21.	List of Subsidiaries.

23.	Consent of PricewaterhouseCoopers LLP.

31.1.	Chief Executive Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Chief Financial Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1.	Chief Executive Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	Chief Financial Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Amended and Restated Tax Sharing Agreement, dated as of September 8, 2011, between MBIA Inc. and certain of its subsidiaries.

101.	Additional Exhibits—MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL.

*	Furnished Herewith