Form 10-Q
period 2015-03-31
MBIA INC
filed 2015-05-11
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 5, 2015, 181,668,923 shares of Common Stock, par value $1 per share, were outstanding.

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

The above factors provide a summary of and are qualified in their entirety by the risk factors discussed under “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014. In addition, refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a discussion of certain risks and uncertainties related to our financial statements.

This quarterly report of MBIA Inc. also includes statements of the opinion and belief of MBIA management which may be forward-looking statements subject to the preceding cautionary disclosure. Unless otherwise indicated herein, the basis for each statement of opinion or belief of MBIA management in this report is the relevant industry or subject matter experience and views of certain members of MBIA’s management. Accordingly, MBIA cautions readers not to place undue reliance on any such statements, because like all statements of opinion or belief they are not statements of fact and may prove to be incorrect. We undertake no obligation to publicly correct or update any statement of opinion or belief if the Company later becomes aware that such statement of opinion or belief was not or is not then accurate. In addition, readers are cautioned that each statement of opinion or belief may be further qualified by disclosures set forth elsewhere in this report or in other disclosures by MBIA.

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	March 31, 2015	December 31, 2014
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $5,155 and $5,036)	$5,279	$5,129
Investments carried at fair value	217	207
Investments pledged as collateral, at fair value (amortized cost $217 and $441)	183	408
Short-term investments held as available-for-sale, at fair value (amortized cost $1,114 and $1,069)	1,117	1,069
Other investments (includes investments at fair value of $13 and $13)	17	17

Total investments	6,813	6,830
Cash and cash equivalents	596	729
Premiums receivable	848	875
Deferred acquisition costs	204	217
Insurance loss recoverable	527	533
Assets held for sale	22	802
Deferred income taxes, net	969	1,028
Other assets	232	229
Assets of consolidated variable interest entities:
Cash	31	53
Investments held-to-maturity, at amortized cost (fair value $2,635 and $2,632)	2,742	2,757
Fixed-maturity securities at fair value	1,061	421
Loans receivable at fair value	1,480	1,431
Loan repurchase commitments	385	379
Derivative assets	5	-

Total assets	$15,915	$16,284

Liabilities and Equity
Liabilities:
Unearned premium revenue	$1,874	$1,986
Loss and loss adjustment expense reserves	499	506
Investment agreements	538	547
Medium-term notes (includes financial instruments carried at fair value of $180 and $197)	1,108	1,201
Long-term debt	1,828	1,810
Derivative liabilities	391	437
Liabilities held for sale	-	772
Other liabilities	266	271
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $2,653 and $2,047)	5,395	4,804
Derivative liabilities	76	-

Total liabilities	11,975	12,334

Commitments and contingencies (See Note 13)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—281,670,699 and 281,352,782	282	281
Additional paid-in capital	3,124	3,128
Retained earnings	2,927	2,858
Accumulated other comprehensive income (loss), net of tax of $4 and $7	22	21
Treasury stock, at cost—98,097,072 and 89,409,887 shares	(2,436)	(2,359)

Total shareholders’ equity of MBIA Inc.	3,919	3,929
Preferred stock of subsidiary and noncontrolling interest	21	21

Total equity	3,940	3,950

Total liabilities and equity	$15,915	$16,284

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Premiums earned:
Scheduled premiums earned	$55	$69
Refunding premiums earned	46	19

Premiums earned (net of ceded premiums of $4 and $2)	101	88
Net investment income	37	50
Fees and reimbursements	1	4
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(9)	(369)
Unrealized gains (losses) on insured derivatives	37	838

Net change in fair value of insured derivatives	28	469
Net gains (losses) on financial instruments at fair value and foreign exchange	30	(55)
Net gains (losses) on extinguishment of debt	-	1
Other net realized gains (losses)	20	1
Revenues of consolidated variable interest entities:
Net investment income	12	12
Net gains (losses) on financial instruments at fair value and foreign exchange	(10)	3
Net gains (losses) on extinguishment of debt	-	4

Total revenues	219	577
Expenses:
Losses and loss adjustment	(6)	50
Amortization of deferred acquisition costs	13	10
Operating	35	46
Interest	50	54
Expenses of consolidated variable interest entities:
Operating	4	3
Interest	10	10

Total expenses	106	173

Income (loss) before income taxes	113	404
Provision (benefit) for income taxes	44	148

Net income (loss)	$69	$256

Net income (loss) per common share:
Basic	$0.37	$1.33
Diluted	$0.37	$1.32

Weighted average number of common shares outstanding:
Basic	181,735,876	189,033,982
Diluted	182,736,415	190,263,748

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$69	$256
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	43	105
Provision (benefit) for income taxes	17	38

Total	26	67
Reclassification adjustments for (gains) losses included in net income (loss)	7	2
Provision (benefit) for income taxes	3	1

Total	4	1
Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	(14)	3
Provision (benefit) for income taxes	(5)	-

Total	(9)	3
Foreign currency translation:
Foreign currency translation gains (losses)	(31)	(2)
Provision (benefit) for income taxes	(11)	-

Total	(20)	(2)
Reclassification adjustments for (gains) losses included in net income (loss)	-	4

Total other comprehensive income (loss)	1	73

Comprehensive income (loss)	$70	$329

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Three Months Ended March 31, 2015

(In millions except share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary and Noncontrolling Interest		Total Equity

	Common Stock
	Shares	Amount				Shares	Amount		Shares	Amount
Balance, December 31, 2014	281,352,782	$281	$3,128	$2,858	$21	(89,409,887)	$(2,359)	$3,929	1,315	$21	$3,950

Net income (loss)	-	-	-	69	-	-	-	69	-	-	69
Other comprehensive income (loss)	-	-	-	-	1	-	-	1	-	-	1
Share-based compensation, net of tax of $9	317,917	1	(4)	-	-	(114,065)	(1)	(4)	-	-	(4)
Treasury shares acquired under share repurchase program	-	-	-	-	-	(8,573,120)	(76)	(76)	-	-	(76)

Balance, March 31, 2015	281,670,699	$282	$3,124	$2,927	$22	(98,097,072)	$(2,436)	$3,919	1,315	$21	$3,940

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Premiums, fees and reimbursements received	$17	$30
Investment income received	90	110
Insured derivative commutations and losses paid	(13)	(343)
Financial guarantee losses and loss adjustment expenses paid	(17)	(86)
Proceeds from recoveries and reinsurance	23	20
Operating and employee related expenses paid	(55)	(111)
Interest paid, net of interest converted to principal	(54)	(48)
Income taxes (paid) received	-	4

Net cash provided (used) by operating activities	(9)	(424)

Cash flows from investing activities:
Purchases of available-for-sale investments	(478)	(325)
Sales of available-for-sale investments	192	16
Paydowns and maturities of available-for-sale investments	113	135
Purchases of investments at fair value	(166)	(386)
Sales, paydowns and maturities of investments at fair value	170	452
Sales, paydowns and maturities (purchases) of short-term investments, net	232	219
Sales, paydowns and maturities of held-to-maturity investments	15	8
Paydowns and maturities of loans receivable	52	55
Consolidation of variable interest entities including cash acquired	7	-
Deconsolidation of variable interest entities	-	(1)
(Payments) proceeds for derivative settlements	70	(8)
Collateral (to) from swap counterparty	(110)	46
Capital expenditures	(1)	(1)
Other investing	24	-

Net cash provided (used) by investing activities	120	210

Cash flows from financing activities:
Proceeds from investment agreements	7	6
Principal paydowns of investment agreements	(17)	(20)
Principal paydowns of medium-term notes	(28)	(28)
Principal paydowns of variable interest entity notes	(132)	(270)
Principal paydowns of long-term debt	(11)	-
Purchases of treasury stock	(75)	-

Net cash provided (used) by financing activities	(256)	(312)

Effect of exchange rate changes on cash and cash equivalents	(10)	1
Net increase (decrease) in cash and cash equivalents	(155)	(525)
Cash and cash equivalents—beginning of period	782	1,258

Cash and cash equivalents—end of period	$627	$733

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$69	$256
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	4	41
Deferred acquisition costs	13	10
Unearned premium revenue	(83)	(107)
Loss and loss adjustment expense reserves	(6)	(39)
Insurance loss recoverable	5	23
Accrued interest payable	25	27
Accrued expenses	(11)	(63)
Realized (gains) losses and other settlements on insured derivatives	-	30
Unrealized (gains) losses on insured derivatives	(37)	(838)
Net (gains) losses on financial instruments at fair value and foreign exchange	(20)	52
Other net realized (gains) losses	(20)	(1)
Deferred income tax provision (benefit)	44	148
Interest on variable interest entities, net	14	18
Other operating	(6)	19

Total adjustments to net income (loss)	(78)	(680)

Net cash provided (used) by operating activities	$(9)	$(424)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties

Summary

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates one of the largest financial guarantee insurance businesses in the industry and was a provider of asset management and advisory services. MBIA manages three operating segments: 1) United States (“U.S.”) public finance insurance; 2) international and structured finance insurance; and 3) corporate. The Company’s U.S. public finance insurance business is primarily operated through National Public Finance Guarantee Corporation and its subsidiaries (“National”) and its international and structured finance insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). Unless otherwise indicated or the context otherwise requires, references to “MBIA Corp.” are to MBIA Insurance Corporation, together with its subsidiaries, MBIA UK Insurance Limited (“MBIA UK”) and MBIA Mexico S.A. de C.V.

Prior to 2015, MBIA managed two other operating segments, advisory services and conduit. The advisory services segment was primarily operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). Effective on January 1, 2015, the Company exited its advisory services business through the sale of Cutwater. During the second quarter of 2014, the Company dissolved its conduit segment through the liquidation of Meridian Funding Company, LLC. Refer to “Note 10: Business Segments” for further information about the Company’s operating segments.

Business Developments

National Ratings and New Business Opportunities

National’s ability to write new business and compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by major rating agencies. As of March 31, 2015, National was rated AA+ with a stable outlook by Kroll Bond Rating Agency, AA- with a stable outlook by Standard & Poor’s Financial Services LLC (“S&P”), and A3 with a negative outlook by Moody’s Investors Service, Inc. (“Moody’s”).

National seeks to generate shareholder value through appropriate risk adjusted pricing; however, current market conditions and the competitive landscape may limit National’s new business opportunities and its abilities to price and underwrite risk with attractive returns. Refer to “Risks and Uncertainties” below for a discussion of business risks related to National’s insured portfolio.

MBIA Corp. Risk Reductions

MBIA Corp.’s primary focus is the collection of excess spread and put-back recoveries and the mitigation of MBIA Corp.’s insurance exposures, primarily through commutations of insurance policies. MBIA Corp. may make negotiated settlement payments to counterparties and/or forego its right to all or some termination premiums when it commutes insurance exposures.

Held For Sale Classifications

Armonk, New York Facility

In May of 2015, the Company sold its Armonk, New York facility. For the three months ended March 31, 2015, the Company recorded an impairment charge of $4 million to adjust the carrying amount to the sales price less costs to sell. The impairment charge was reflected in the results of the Company’s U.S. public finance insurance segment and included in “Other net realized gains (losses)” on the Company’s consolidated statements of operations.

Sale of Cutwater Business

As a result of the agreement to sell Cutwater, the assets and liabilities of Cutwater were classified as held for sale as of December 31, 2014 and presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheet and measured at the lower of its carrying value or fair value less cost to sell. The Company completed this sale effective January 1, 2015, and recorded a gain of approximately $24 million. This gain was reflected in the results of the Company’s corporate segment and included in “Other net realized gains (losses)” on the Company’s consolidated statements of operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

Assets and Liabilities Held for Sale by Major Category

The following table summarizes the components of assets and liabilities held for sale as of March 31, 2015 and December 31, 2014:

In millions	March 31, 2015	December 31, 2014
Assets
Investments carried at fair value	$-	$6
Cash and cash equivalents	-	15
Facility	22	26
Other assets	-	4
Assets of consolidated variable interest entities:
Cash	-	40
Loans receivable at fair value	-	711

Total assets held for sale	$22	$802

Liabilities
Other liabilities	$-	$18
Liabilities of consolidated variable interest entities:
Variable interest entity notes	-	431
Payable for loans purchased	-	323

Total liabilities held for sale	$-	$772

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

MBIA Corp. Recoveries and Insured Portfolio

The amount and timing of projected collections from excess spread from second-lien residential mortgage-backed securities (“RMBS”) and the put-back recoverable from Credit Suisse Securities (USA) LLC, DLJ Mortgage Capital, Inc., and Select Portfolio Servicing Inc. (collectively, “Credit Suisse”) and the potential of claims from MBIA Corp.’s remaining insured exposures are uncertain. Further, the remaining insured portfolio, aside from these exposures, could deteriorate and result in additional significant loss reserves and claim payments. Management’s expected liquidity and capital forecasts for MBIA Corp., which include expected put-back recoveries from Credit Suisse and excess spread recoveries, reflect adequate resources to pay claims when due. However, if MBIA Corp. experiences higher than expected claim payments or is unable to terminate the remaining exposures that represent substantial risk to the Company, MBIA Corp. may ultimately have insufficient resources to continue to pay claims, which could cause the New York State Department of Financial Services (“NYSDFS”) to put MBIA Insurance Corporation, exclusive of MBIA UK, into a rehabilitation or liquidation proceeding. Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any material intercompany lending agreements or cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, the Company does not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by NYSDFS would have any significant long-term liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK. Such a proceeding could have material adverse consequences for MBIA Corp., including the termination of insured credit default swaps (“CDS”) contracts for which counterparties may assert market-based claims, the acceleration of debt obligations issued by affiliates and insured by MBIA Corp., the loss of control of MBIA Insurance Corporation to a rehabilitator or liquidator, and unplanned costs.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about MBIA Corp.’s loss reserves and recoveries.

Corporate Liquidity

As of March 31, 2015 and December 31, 2014, the liquidity position, which comprises cash and liquid assets available for general liquidity purposes, of the Company’s corporate segment was $567 million and $498 million, respectively. During the three months ended March 31, 2015, $228 million was released to MBIA Inc. under the MBIA group’s tax sharing agreement (the “Tax Escrow Account”). While MBIA Inc.’s liquidity position improved during the three months ended March 31, 2015 due to the Tax Escrow Account release, MBIA Inc. continues to have liquidity risk. If invested asset performance deteriorates or the flow of dividends from subsidiaries is interrupted and/or access to the capital markets is impaired, its liquidity position could be eroded over time. Based on MBIA Inc.’s debt service requirements and expected operating expenses, the Company expects that MBIA Inc. will have sufficient cash to satisfy its debt obligations and its general corporate needs over time from distributions from its operating subsidiaries and payments under the Tax Escrow Account once the payments become unrestricted, however, there can be no assurance that such sources will generate sufficient cash. In addition, a failure by MBIA Inc. to settle liabilities that are also insured by MBIA Corp. could result in claims on MBIA Corp.

Note 2: Significant Accounting Policies

The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position and results of operations. All material intercompany balances and transactions have been eliminated.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 2: Significant Accounting Policies (continued)

The results of operations for the three months ended March 31, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015. The December 31, 2014 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in the prior year’s financial statements to conform to the current presentation. Such reclassifications had no impact on total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08)

In April of 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)-Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 changes the criteria for determining whether a disposal of a component or group of components of an entity qualifies for discontinued operations presentation and requires new disclosures. ASU 2014-08 amends the definition of discontinued operation to a disposal of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results. ASU 2014-08 was effective for interim and annual periods beginning January 1, 2015. The adoption of ASU 2014-08 did not affect the Company’s consolidated financial statements.

Transfers and Servicing (Topic 860)— Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (ASU 2014-11)

In June of 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860)-Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The repurchase agreements and similar transactions guidance is amended by ASU 2014-11 to change the accounting for i.) repurchase-to-maturity transactions to secured borrowing accounting and ii.) linked repurchase financing transactions to secured borrowing accounting. ASU 2014-11 amends disclosure requirements for transfers accounted for as sales, and for repurchase transactions accounted for as secured borrowings. ASU 2014-11 was effective for interim and annual periods beginning January 1, 2015. The adoption of ASU 2014-11 did not affect the Company’s consolidated financial statements.

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

Compensation-Stock Compensation (Topic 718)— Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (A Consensus of the FASB Emerging Issues Task Force) (ASU 2014-12)

In June of 2014, the FASB issued ASU 2014-12, “Compensation-Stock Compensation (Topic 718)-Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after an employee’s requisite service period be accounted for as a performance condition. ASU 2014-12 is effective for interim and annual periods beginning January 1, 2016 with early adoption permitted, and is applied on a prospective basis or retrospective basis. The adoption of ASU 2014-12 is not expected to materially impact the Company’s consolidated financial statements.

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

Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03)

In April of 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires debt issuance costs related to a debt liability measured at amortized cost to be reported in the balance sheet as a direct deduction from the face amount of the debt liability. ASU 2015-03 is effective for interim and annual periods beginning January 1, 2016 with early adoption permitted, and is applied on a retrospective basis. The adoption of ASU 2015-03 is not expected to materially impact the Company’s consolidated financial statements.

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

The Company’s advisory services segment provided asset management and advisory services to VIEs. During 2014, the Company consolidated three VIEs as the primary beneficiary, pursuant to this segment’s activities. As of December 31, 2014, the Company held approximately $4 million of the subordinated notes issued by one of the VIEs. The Company had no obligation or commitment to provide additional financial support or liquidity to these VIEs. Effective January 1, 2015, the Company completed the sale of its Cutwater business and deconsolidated these VIEs. Refer to “Note 1: Business Developments and Risks and Uncertainties” for additional information about the sale of Cutwater.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs

Insurance

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of March 31, 2015 and December 31, 2014, through its insurance operations. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs as of March 31, 2015 and December 31, 2014. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured CDS contracts and any investments in obligations issued by nonconsolidated VIEs.

	March 31, 2015
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$7,491	$4,788	$95	$21	$-	$17	$71	$85
Mortgage-backed residential	13,575	7,173	12	39	513	37	315	-
Mortgage-backed commercial	554	265	-	1	-	1	-	-
Consumer asset-backed	5,856	1,916	-	15	-	14	10	-
Corporate asset-backed	6,403	4,319	-	37	6	43	-	-

Total global structured finance	33,879	18,461	107	113	519	112	396	85
Global public finance	45,700	15,595	-	166	-	200	-	-

Total insurance	$79,579	$34,056	$107	$279	$519	$312	$396	$85

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

(6) -	Reported within “Derivative liabilities” on MBIA’s consolidated balance sheets.

	December 31, 2014
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$8,613	$5,623	$110	$24	$-	$20	$70	$102
Mortgage-backed residential	14,136	7,459	9	41	518	39	307	-
Mortgage-backed commercial	571	279	-	1	-	1	-	-
Consumer asset-backed	6,008	1,989	-	16	-	14	12	-
Corporate asset-backed	6,612	4,608	-	41	6	47	-	-

Total global structured finance	35,940	19,958	119	123	524	121	389	102
Global public finance	49,686	16,698	-	179	-	211	-	-

Total insurance	$85,626	$36,656	$119	$302	$524	$332	$389	$102

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

(6) -	Reported within “Derivative liabilities” on MBIA’s consolidated balance sheets.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $5.7 billion and $5.5 billion, respectively, as of March 31, 2015, and $5.0 billion and $4.8 billion, respectively, as of December 31, 2014. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. The carrying amounts of assets and liabilities of consolidated VIEs in the Company’s advisory services segment were $751 million and $754 million, respectively, as of December 31, 2014, and are presented separately in “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. One additional VIE was consolidated during the three months ended March 31, 2015 and no additional VIEs were consolidated during the three months ended March 31, 2014. The international and structured finance insurance segment had no realized gains or losses recorded for the three months ended March 31, 2015 and an immaterial amount of net realized gains recorded for the three months ended March 31, 2014 related to the deconsolidation of VIEs.

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

As of March 31, 2015 and December 31, 2014, the Company established loss and loss adjustment expense (“LAE”) reserves totaling $35 million and $45 million, respectively, and insurance loss recoverable of $4 million related to U.S. public finance issues.

Certain local governments remain under financial and budgetary stress and a few have filed for protection under the United States Bankruptcy Code, or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of the Company’s insured transactions. The Company monitors and analyzes these situations closely, however, the overall extent and duration of such events are uncertain and the filing for protection under the United States Bankruptcy Code or entering state statutory proceedings does not result in a default or indicate that an ultimate loss will occur. As of March 31, 2015 and December 31, 2014, the Company had $92.5 billion and $98.9 billion, respectively, of gross par outstanding on general obligations, of which $83 million and $152 million, respectively, were reflected on the Company’s “Classified List.” Capital appreciation bonds are reported at the par amount at the time of issuance of the insurance policy. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for additional information on the Company’s surveillance categories.

International and Structured Finance Insurance

The international and structured finance insurance segment’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP do not include estimates for policies insuring credit derivatives or losses and recoveries on financial guarantee VIEs that are eliminated in consolidation. Policies insuring credit derivative contracts are accounted for as derivatives and carried at fair value under GAAP. The fair values of insured derivative contracts are influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments under the Company’s insurance policies. In the absence of credit impairments on insured derivative contracts or the early termination of such contracts at a loss, the cumulative unrealized losses recorded from these contracts should reverse before or at the maturity of the contracts.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

RMBS Case Basis Reserves and Recoveries (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies. The Company calculated RMBS case basis reserves as of March 31, 2015 for both second and first-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using a database of loan level information, a proprietary internal cash flow model, and a commercially available model to estimate potential losses and recoveries on insured bonds. “Roll Rate” is defined as the probability that current loans become delinquent and that loans in the delinquent pipeline are charged-off or liquidated. Generally, Roll Rates are calculated for the previous three months and averaged. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses (base case, stress case, and an additional stress case).

In calculating ultimate cumulative losses for RMBS, the Company estimates the amount of second-lien loans that are expected to be charged-off (deemed uncollectible by servicers of the transactions) or first-lien loans liquidated in the future. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for additional information on the Company’s second and first-lien Roll Rate Methodology.

Second-lien RMBS Reserves

The Company’s second-lien RMBS case basis reserves as of March 31, 2015 relate to RMBS backed by home equity lines of credit (“HELOC”) and closed-end second mortgages (“CES”). As of March 31, 2015 and December 31, 2014, the Company established loss and LAE reserves totaling $71 million and $70 million, respectively, related to second-lien RMBS issues after the elimination of $29 million and $21 million, respectively, as a result of consolidating VIEs.

The Company monitors portfolio performance on a monthly basis against projected performance, reviewing delinquencies, Roll Rates, and prepayment rates (including voluntary and involuntary). However, loan performance remains difficult to predict and losses may exceed expectations. In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves accordingly. If actual performance were to remain at the current levels for six additional months compared to the probability-weighted outcome currently used by the Company, the addition to the case basis reserves would be approximately $40 million.

Second-lien RMBS Recoveries

The Company primarily records two types of recoveries related to insured second-lien RMBS exposures: “put-back” claims related to those mortgage loans whose inclusion in insured securitizations failed to comply with representations and warranties (“ineligible loans”) and excess spread that is generated from performing loans in the insured transactions.

Excess Spread

As of March 31, 2015 and December 31, 2014, the Company recorded estimated recoveries of $502 million and $523 million, respectively, for the reimbursement of past and future expected claims through excess spread in insured second-lien RMBS transactions after the elimination of $124 million and $137 million, respectively, as a result of consolidating VIEs. As of March 31, 2015, $488 million and $14 million were included in “Insurance loss recoverable” and “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets, respectively, after the elimination of $122 million and $2 million in “Insurance loss recoverable” and in “Loss and loss adjustment expense reserves”, respectively, as a result of consolidating VIEs. As of December 31, 2014, $496 million and $27 million were included in “Insurance loss recoverable” and “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets, respectively, after the elimination of $132 million and $5 million, respectively, as a result of consolidating VIEs.

Excess spread is generated by performing loans within insured second-lien RMBS securitizations and is the difference between interest inflows on mortgage loan collateral and interest outflows on insured beneficial interests. The amount of excess spread depends on the future loss trends (which include future delinquency trends, average time to charge-off delinquent loans, and the availability of pool mortgage insurance), the future spread between Prime and London Interbank Offered Rate (“LIBOR”) interest rates; and borrower refinancing behavior which results in voluntary prepayments. Minor deviations in loss trends and voluntary prepayments may substantially impact the amounts collected from excess spread.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The contract claim remaining with Credit Suisse is related to the inclusion of ineligible mortgage loans in the 2007-2 Home Equity Mortgage Trust securitization. Credit Suisse has challenged the Company’s assessment of the ineligibility of individual mortgage loans and the dispute is the subject of litigation for which there is no assurance that the Company will prevail.

As of March 31, 2015 and December 31, 2014, the Company recorded estimated recoveries of $385 million and $379 million, respectively, related to its Credit Suisse put-back claims, reflected in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

Based on the Company’s assessment of the strength of its contractual put-back rights against Credit Suisse, which it is pursuing through litigation claims, as well as on its prior settlements with other sellers/servicers and success of other monolines in litigation against other sellers/servicers, the Company believes it will prevail in enforcing its contractual rights and that it is entitled to collect the full amount of its incurred losses, which totaled $418 million through March 31, 2015. The Company is also entitled to collect interest on amounts paid; it believes that in context of its put-back litigation, the appropriate rate should be the New York State statutory rate. However, the Company currently calculates its put-back recoveries using the contractual interest rate, which is lower than the New York State statutory rate.

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

First-lien RMBS Reserves

The Company’s first-lien RMBS case basis reserves as of March 31, 2015, which primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans, were determined using the Roll Rate Methodology. As of March 31, 2015, the Company established loss and LAE reserves totaling $267 million related to first-lien RMBS issues after the elimination of $1 million as a result of consolidating VIEs. As of December 31, 2014, the Company established loss and LAE reserves totaling $263 million related to first-lien RMBS issues.

CDO Reserves

The Company has established loss and LAE reserves on certain transactions within its collateralized debt obligation (“CDO”) portfolio, including its multi-sector CDO, commercial mortgage-backed securities (“CMBS”), and high-yield corporate CDO asset classes. MBIA’s insured multi-sector CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes but are not limited to RMBS related collateral, multi-sector and corporate CDOs). These transactions were insured as either financial guarantee insurance policies or credit derivatives with the majority currently insured in the form of financial guarantees.

MBIA’s insured CMBS transactions comprise structured CMBS pools and commercial real estate (“CRE”) CDOs. The majority of this portfolio is accounted for as insured credit derivatives and carried at fair value in the Company’s consolidated financial statements. Refer to “Note 8: Derivative Instruments” for a further discussion of the Company’s use of derivatives and their impact on the Company’s consolidated financial statements. Since the Company’s insured credit derivatives have similar terms, conditions, risks, and economic profiles to its financial guarantee insurance policies, the Company evaluates them for impairment in the same way that it estimates loss and LAE for its financial guarantee policies.

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

The losses projected by these approaches vary widely. Actual losses will be a function of the proportion of collateral in the pools that default and the loss severities associated with those defaults.

As of March 31, 2015 and December 31, 2014, the Company’s loss and LAE reserves were $113 million and $111 million, respectively, related to the total CDO financial guarantee insurance portfolio after the elimination of $233 million and $225 million, respectively, as a result of consolidating VIEs. For the three months ended March 31, 2015, the Company incurred $2 million of losses and LAE recorded in earnings related to the total CDO financial guarantee insurance portfolio after the elimination of an $8 million expense as a result of consolidating VIEs. In the event of further deteriorating performance of the collateral referenced or held in the total CDO portfolio, the amount of losses estimated by the Company could increase substantially.

Loss and LAE Activity

Financial Guarantee Insurance Losses (Excluding Derivative and Consolidated VIEs)

The Company’s financial guarantee insurance losses and LAE, net of reinsurance for the three months ended March 31, 2015 and 2014 are presented in the following table:

	Three Months Ended March 31,
In millions	2015	2014
U.S. Public Finance Insurance Segment	$(6)	$(14)
International and Structured Finance Insurance Segment:
Second-lien RMBS	(8)	25
First-lien RMBS	9	30
Other(1)	(1)	9

Losses and LAE expense (benefit)	$(6)	$50

(1) -	Includes ABS CDOs, CMBS, non-U.S. public finance and other issues.

The decrease in losses and LAE expense for the three months ended March 31, 2015 compared with the same period of 2014 primarily related to decreases in expected payments and increases in expected recoveries on insured first and second-lien RMBS securitizations.

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended March 31, 2015 and 2014, gross LAE related to remediating insured obligations were a benefit of $2 million and an expense of $4 million, respectively. Decreases in LAE are due to lower litigation expenses as a result of settlements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of March 31, 2015:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	31	102	5	172	310
Number of issues(1)	16	6	4	119	145
Remaining weighted average contract period (in years)	6.8	12.1	9.4	6.9	7.6
Gross insured contractual payments outstanding:(2)
Principal	$1,573	$1,375	$156	$7,780	$10,884
Interest	593	822	80	2,876	4,371

Total	$2,166	$2,197	$236	$10,656	$15,255

Gross Claim Liability	$-	$-	$-	$791	$791
Less:
Gross Potential Recoveries	-	-	-	719	719
Discount, net(3)	-	-	-	96	96

Net claim liability (recoverable)	$-	$-	$-	$(24)	$(24)

Unearned premium revenue	$60	$17	$5	$76	$158

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2014:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	38	98	4	175	315
Number of issues(1)	18	7	3	119	147
Remaining weighted average contract period (in years)	7.2	12.0	10.1	7.0	7.7
Gross insured contractual payments outstanding:(2)
Principal	$1,757	$1,372	$133	$8,001	$11,263
Interest	696	819	68	3,037	4,620

Total	$2,453	$2,191	$201	$11,038	$15,883

Gross Claim Liability	$-	$-	$-	$850	$850
Less:
Gross Potential Recoveries	-	-	-	860	860
Discount, net(3)	-	-	-	14	14

Net claim liability (recoverable)	$-	$-	$-	$(24)	$(24)

Unearned premium revenue	$63	$19	$5	$80	$167

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The gross claim liability in the preceding tables represents the Company’s estimate of undiscounted probability-weighted future claim payments. As of March 31, 2015 and December 31, 2014, the gross claim liability primarily related to insured first and second-lien RMBS issues, high yield corporate CDOs and an international road transaction.

The gross potential recoveries represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments. As of March 31, 2015 and December 31, 2014, the gross potential recoveries principally related to insured second-lien RMBS and U.S. public finance issues. The Company’s recoveries have been, and remain based on either salvage rights, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments, it is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of the claim liability for a given policy. The gross claim liability and gross potential recoveries reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

The following table presents the components of the Company’s loss and LAE reserves and insurance loss recoverable as reported on the Company’s consolidated balance sheets as of March 31, 2015 and December 31, 2014 for insured obligations within MBIA’s “Classified List.” The loss reserves (claim liability) and insurance claim loss recoverable included in the following table represent the present value of the probability-weighted future claim payments and recoveries reported in the preceding tables.

In millions	As of March 31, 2015	As of December 31, 2014
Loss reserves (claim liability)	$464	$464
LAE reserves	35	42

Loss and LAE reserves	$499	$506

Insurance claim loss recoverable	$(527)	$(533)
LAE insurance loss recoverable	-	-

Insurance loss recoverable	$(527)	$(533)

Reinsurance recoverable on unpaid losses	$6	$6
Reinsurance recoverable on unpaid LAE reserves	1	1

Reinsurance recoverable on paid and unpaid losses	$7	$7

As of March 31, 2015, loss and LAE reserves include $609 million of reserves for expected future payments, partially offset by expected recoveries of such future payments of $110 million. As of December 31, 2014, loss and LAE reserves include $653 million of reserves for expected future payments, partially offset by expected recoveries of such future payments of $147 million.

As of March 31, 2015 and December 31, 2014, the insurance loss recoverable primarily related to expected future recoveries on second-lien RMBS transactions resulting from excess spread generated by performing loans in such transactions. The decrease in insurance loss recoverable was primarily due to decreases in projected collections from excess spread within insured second-lien RMBS securitizations.

The following table presents changes in the Company’s loss and LAE reserves for the three months ended March 31, 2015. Changes in loss and LAE reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in amount and timing of estimated payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of March 31, 2015, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 1.49%. LAE reserves are generally expected to be settled within a one-year period and are not discounted.

In millions	Changes in Loss and LAE Reserves for the Three Months Ended March 31, 2015
Gross Loss and LAE Reserves as of December 31, 2014	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other(1)	Gross Loss and LAE Reserves as of March 31, 2015
$506	$(11)	$2	$3	$8	$5	$(7)	$(7)	$499

(1) -	Primarily changes in amount and timing of payments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The decrease in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily related to loss payments and changes in amount and timing of payments on insured first and second-lien RMBS issues and decreases in reserves due to changes in discount rates on U.S. public finance issues. These were partially offset by changes in assumptions and increases in reserves due to changes in discount rates on insured first and second-lien RMBS issues.

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the three months ended March 31, 2015. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses
		for the Three Months Ended March 31, 2015
In millions	As of December 31, 2014	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Changes in LAE Recoveries	Other(1)	As of March 31, 2015
Insurance loss recoverable	$533	$(21)	$2	$5	$14	$-	$(6)	$527
Recoveries on unpaid losses	147	-	1	3	(40)	(1)	-	110

Total	$680	$(21)	$3	$8	$(26)	$(1)	$(6)	$637

(1)	Primarily changes in amount and timing of collections.

The decrease in the Company’s insurance loss recoverable and recoveries on unpaid losses during 2015 was primarily due to collections associated with first and second-lien RMBS issues outstanding as of December 31, 2014 and changes in assumptions on an international road transaction.

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

Financial Assets (excluding derivative assets)

Financial assets, excluding derivative assets, held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically, the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company believes a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, the Company will obtain a price from another third-party provider or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of March 31, 2015 or December 31, 2014. All challenges to third-party prices are reviewed by staff of the Company with relevant expertise to ensure reasonableness of assumptions.

Financial Liabilities (excluding derivative liabilities)

Financial liabilities, excluding derivative liabilities, issued by the Company primarily consist of investment agreements, medium-term notes (“MTNs”) and debt issued for general corporate purposes within its corporate segment, debt issued by consolidated VIEs and warrants. Investment agreements, MTNs, and corporate debt are typically recorded at face value adjusted for premiums or discounts. The majority of the financial liabilities that the Company has elected to fair value or that require fair value reporting or disclosures are valued based on the estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for similar products. These valuations include adjustments for expected nonperformance risk of the Company.

Derivative Liabilities

The Company’s derivative liabilities are primarily insured credit derivatives that reference structured pools of cash securities and CDS. The Company generally insured the most senior liabilities of such transactions, and at the inception of transactions its exposure generally had more subordination than needed to achieve triple-A ratings from credit rating agencies. The types of collateral underlying its insured derivatives consist of cash securities and CDS referencing primarily corporate obligations, asset-backed securities (“ABS”), RMBS, CMBS, CRE loans, and CDOs.

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

Internal Review Process

All significant financial assets and liabilities are reviewed by a committee created by the Company to ensure compliance with the Company’s policies and risk procedures in the development of fair values of financial assets and liabilities. This valuation committee review, among other things, key assumptions used for internally developed prices, significant changes in sources and uses of inputs, including changes in model approaches, and any adjustments from third-party inputs or prices to internally developed inputs or prices. The committee also reviews any significant impairment or improvements in fair values of the financial instruments from prior periods. Occasionally, the committee will consult with the Company’s valuation experts to better understand key methods and assumptions used for the determination of fair value, including understanding significant changes in fair values. The committee is comprised of senior finance team members with the relevant experience in the financial instruments their committee is responsible for. For each quarter, the committee documents their agreement with the fair values developed by management of the Company as reported in the quarterly and annual financial statements.

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

Investments based on quoted market prices of identical investments in active markets are classified as Level 1 of the fair value hierarchy. Level 1 investments generally consist of U.S. Treasury and government agency, foreign government, money market securities and perpetual debt and equity securities. Quoted market prices of investments in less active markets, as well as investments which are valued based on other than quoted prices for which the inputs are observable, such as interest rate yield curves, are categorized in Level 2 of the fair value hierarchy. Investments that contain significant inputs that are not observable are categorized as Level 3.

Cash and Cash Equivalents, Receivable for Investments Sold, Investments Payable, Payable for Investments Purchased, and Accrued Investment Income

The carrying amounts of cash and cash equivalents, receivable for investments sold, investments payable, payable for investments purchased, and accrued investment income approximate fair values due to the short-term nature and credit worthiness of these instruments. These items are categorized in Level 1 or Level 2 of the fair value hierarchy.

Loans Receivable at Fair Value

Loans receivable at fair value are comprised of loans held by consolidated VIEs consisting of corporate and residential mortgage loans. Fair values of commercial loans are obtained from a pricing service and determined using actively quoted prices obtained from multiple market participants. Fair values of residential mortgage loans are determined using quoted prices for MBS issued by the respective VIE and adjusted for the fair values of the financial guarantees provided by MBIA Corp. on the related MBS. Loans receivable at fair value are categorized in Level 2 or Level 3 of the fair value hierarchy based on the input that is significant to the fair value measurement in its entirety.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Variable Interest Entity Derivatives

The VIEs have entered into derivative transactions consisting of cross currency swaps, interest rate derivatives and interest rate caps. Fair values of over-the-counter (“OTC”) derivatives are determined using valuation models based on observable and/or unobservable inputs. These observable and market-based inputs include interest rates and volatilities. These derivatives are categorized in Level 2 or Level 3 of the fair value hierarchy based on the input that is significant to the fair value measurement in its entirety.

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

The Company has policies and procedures in place regarding counterparties, including review and approval of the counterparty and the Company’s exposure limit, collateral posting requirements, collateral monitoring and margin calls on collateral. The Company manages counterparty credit risk on an individual counterparty basis through master netting agreements covering derivative transactions in the corporate segment as of March 31, 2015. These agreements allow the Company to contractually net amounts due from a counterparty with those amounts due to such counterparty when certain triggering events occur. The Company only executes swaps under master netting agreements, which typically contain mutual credit downgrade provisions that generally provide the ability to require assignment or termination in the event either the Company or the counterparty is downgraded below a specified credit rating. The netting agreements minimize the potential for losses related to credit exposure and thus serve to mitigate the Company’s nonperformance risk under these derivatives.

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

Approximately 93% of the balance sheet fair value of insured credit derivatives as of March 31, 2015 was valued based on the Binomial Expansion Technique (“BET”) Model. Approximately 7% of the balance sheet fair value of insured credit derivatives as of March 31, 2015 was valued based on the internally developed Direct Price Model and the Dual Default model. The valuation of insured derivatives includes the impact of its credit standing. All of these derivatives are categorized as Level 3 of the fair value hierarchy as their fair value is derived using significant unobservable inputs.

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

d. Nonperformance Risk

The Company’s valuation methodology for insured credit derivative liabilities incorporates MBIA Corp.’s own nonperformance risk. The Company calculates the fair value by discounting the market value loss estimated through the BET Model at discount rates which include MBIA Corp.’s CDS spreads as of March 31, 2015. The CDS spreads assigned to each deal are based on the weighted average life of the deal. The Company limits the nonperformance impact so that the derivative liability could not be lower than MBIA Corp.’s recovery derivative price multiplied by the unadjusted derivative liability.

Overall Model Results

As of March 31, 2015 and December 31, 2014, the Company’s net insured CDS derivative liability was $207 million and $244 million, respectively, based on the results of the aforementioned models. A significant driver of changes in fair value is MBIA Corp.’s nonperformance risk. In aggregate, the nonperformance calculation resulted in a pre-tax net insured derivative liability that was $89 million and $92 million lower than the net liability that would have been estimated if MBIA Corp. excluded nonperformance risk in its valuation as of March 31, 2015 and December 31, 2014, respectively. Nonperformance risk is a fair value concept and does not contradict MBIA Corp.’s internal view, based on fundamental credit analysis of MBIA Corp.’s economic condition, that MBIA Corp. will be able to pay all claims when due.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Facility

In the fourth quarter of 2013, the Company approved and initiated a plan to sell its Armonk, New York facility and classified it as held for sale as of March 31, 2015 and December 31, 2014. In May of 2015, the Company completed the sale of this facility. As of March 31, 2015, the fair value was the sales price less costs to sell. As of December 31, 2014, fair market value was estimated based on an independent third-party appraisal. This item is categorized as Level 2 of the fair value hierarchy.

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

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014. These tables exclude inputs used to measure fair value that are not developed by the Company, such as broker prices and other third-party pricing service valuations.

In millions	Fair Value as of March 31, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,480	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 6% (2%)
Loan repurchase commitments	385	Discounted cash flow	Recovery rates(1)
			Breach rates(1)
Liabilities of consolidated VIEs:
Variable interest entity notes	1,387	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 39% (9%)
Credit derivative liabilities, net:
CMBS	191	BET Model	Recovery rates	25% - 90% (61%)
			Nonperformance risk	19% - 32% (28%)
			Weighted average life (in years)	1.0 - 2.0 (1.6)
			CMBS spreads	0% - 57% (22%)
Multi-sector CDO	6	Direct Price Model	Nonperformance risk	50% - 50% (50%)
Other	10	BET Model and Dual Default	Recovery rates	42% - 45% (45%)
			Nonperformance risk	50% - 50% (50%)
			Weighted average life (in years)	0.5 - 7.8 (1.0)
Other derivative liabilities	21	Discounted cash flow	Cash flows	$0 - $83 ($42)(2)

(1) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(2) -	Midpoint of cash flows are used for the weighted average.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Fair Value as of December 31, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,431	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 10% (2%)

Loan repurchase commitments	379	Discounted cash flow	Recovery rates(1)
			Breach rates(1)
Liabilities of consolidated VIEs:
Variable interest entity notes	735	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 35% (16%)
Credit derivative liabilities, net:
CMBS	224	BET Model	Recovery rates	25% - 90% (59%)
			Nonperformance risk	12% - 29% (25%)
			Weighted average life (in years)	1.3 - 3.2 (2.3)
			CMBS spreads	0% - 41% (19%)
Multi-sector CDO	9	Direct Price Model	Nonperformance risk	53% - 53% (53%)
Other	11	BET Model and Dual Default	Recovery rates	42% - 45% (45%)
			Nonperformance risk	41% - 51% (50%)
			Weighted average life (in years)	0.2 - 7.9 (1.1)
Other derivative liabilities	24	Discounted cash flow	Cash flows	$0 - $83 ($42)(2)

(1) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(2) -	Midpoint of cash flows are used for the weighted average.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of March 31, 2015
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$624	$120	$-		$-	$744
State and municipal bonds	-	1,750	6	(1)	-	1,756
Foreign governments	210	80	6	(1)	-	296
Corporate obligations	-	2,088	10	(1)	-	2,098
Mortgage-backed securities:
Residential mortgage-backed agency	-	1,129	-		-	1,129
Residential mortgage-backed non-agency	-	52	-		-	52
Commercial mortgage-backed	-	22	1	(1)	-	23
Asset-backed securities:
Collateralized debt obligations	-	1	74	(1)	-	75
Other asset-backed	-	271	74	(1)	-	345

Total fixed-maturity investments	834	5,513	171		-	6,518
Money market securities	240	-	-		-	240
Perpetual debt and equity securities	24	27	-		-	51
Cash and cash equivalents	596	-	-		-	596
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	2	-		(1)	1

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of March 31, 2015
Assets of consolidated VIEs:
Corporate obligations	-	10	53	(1)	-	63
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	189	3	(1)	-	192
Commercial mortgage-backed	-	737	-		-	737
Asset-backed securities:
Collateralized debt obligations	-	2	4	(1)	-	6
Other asset-backed	-	42	21	(1)	-	63
Cash	31	-	-		-	31
Loans receivable at fair value:
Residential loans receivable	-	-	1,372		-	1,372
Other loans receivable	-	-	108		-	108
Loan repurchase commitments	-	-	385		-	385
Derivative assets:
Currency derivatives	-	-	5	(1)	-	5

Total assets	$1,725	$6,522	$2,122		$(1)	$10,368

Liabilities:
Medium-term notes	$-	$-	$180	(1)	$-	$180
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	3	207		-	210
Non-insured derivatives:
Interest rate derivatives	-	269	-		(109)	160
Other	-	-	21		-	21
Other liabilities:
Warrants	-	33	-		-	33
Investments payable	36	-	-		-	36
Liabilities of consolidated VIEs:
Variable interest entity notes	-	1,266	1,387		-	2,653
Derivative liabilities:
Interest rate derivatives	-	76	-		-	76

Total liabilities	$36	$1,647	$1,795		$(109)	$3,369

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2014
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$573	$118	$-		$-	$691
State and municipal bonds	-	1,724	8	(1)	-	1,732
Foreign governments	221	63	6	(1)	-	290
Corporate obligations	-	2,048	10	(1)	-	2,058
Mortgage-backed securities:
Residential mortgage-backed agency	-	1,162	-		-	1,162
Residential mortgage-backed non-agency	-	56	-		-	56
Commercial mortgage-backed	-	20	2	(1)	-	22
Asset-backed securities:
Collateralized debt obligations	-	6	87	(1)	-	93
Other asset-backed	-	156	85	(1)	-	241

Total fixed-maturity investments	794	5,353	198		-	6,345
Money market securities	428	-	-		-	428
Perpetual debt and equity securities	22	31	-		-	53
Cash and cash equivalents	729	-	-		-	729
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	83	-		(81)	2
Assets held for sale:
Equity securities	6	-	-		-	6
Loans receivable at fair value	-	711	-		-	711
Cash and cash equivalents	55	-	-		-	55

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2014
Assets of consolidated VIEs:
Corporate obligations	-	10	55	(1)	-	65
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	194	3	(1)	-	197
Commercial mortgage-backed	-	86	-		-	86
Asset-backed securities:
Collateralized debt obligations	-	7	5	(1)	-	12
Other asset-backed	-	35	26	(1)	-	61
Cash	53	-	-		-	53
Loans receivable at fair value:
Residential loans receivable	-	-	1,431		-	1,431
Loan repurchase commitments	-	-	379		-	379

Total assets	$2,087	$6,510	$2,097		$(81)	$10,613

Liabilities:
Medium-term notes	$-	$-	$197	(1)	$-	$197
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	2	244		-	246
Non-insured derivatives:
Interest rate derivatives	-	248	-		(81)	167
Other	-	-	24		-	24
Liabilities held for sale:
Variable interest entity notes	-	431	-		-	431
Payable for loans purchased	-	323	-		-	323
Other liabilities:
Warrants	-	28	-		-	28
Liabilities of consolidated VIEs:
Variable interest entity notes	-	1,312	735		-	2,047

Total liabilities	$-	$2,344	$1,200		$(81)	$3,463

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

Level 3 assets at fair value as of March 31, 2015 and December 31, 2014 represented approximately 20% of total assets measured at fair value. Level 3 liabilities at fair value as of March 31, 2015 and December 31, 2014 represented approximately 53% and 35%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of March 31, 2015 and December 31, 2014:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of March 31, 2015	Carry Value Balance as of March 31, 2015
Assets:
Other investments	$-	$-	$4	$4	$4
Accrued investment income(1)	-	43	-	43	43
Receivable for investments sold(1)	-	67	-	67	67
Assets held for sale:
Facility	-	22	-	22	22
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	2,635	2,635	2,742

Total assets	$-	$132	$2,639	$2,771	$2,878

Liabilities:
Investment agreements	$-	$-	$711	$711	$538
Medium-term notes	-	-	753	753	928
Long-term debt	-	1,113	-	1,113	1,828
Payable for investments purchased(2)	-	71	-	71	71
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	2,776	2,776	2,742

Total liabilities	$-	$1,184	$4,240	$5,424	$6,107

Financial Guarantees:
Gross	$-	$-	$3,874	$3,874	$1,846
Ceded	-	-	103	103	61

(1) -	Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using			Fair Value Balance as of December 31, 2014	Carry Value Balance as of December 31, 2014
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other investments	$-	$-	$4	$4	$4
Accrued investment income(1)	-	43	-	43	43
Receivable for investments sold(1)	-	69	-	69	69
Assets held for sale Facility	-	26	-	26	26
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	2,632	2,632	2,757

Total assets	$-	$138	$2,636	$2,774	$2,899

Liabilities:
Investment agreements	$-	$-	$705	$705	$547
Medium-term notes	-	-	801	801	1,004
Long-term debt	-	1,172	-	1,172	1,810
Payable for investments purchased(2)	-	42	-	42	42
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	2,779	2,779	2,757

Total liabilities	$-	$1,214	$4,285	$5,499	$6,160

Financial Guarantees:
Gross	$-	$-	$4,051	$4,051	$1,959
Ceded	-	-	109	109	65

(1) -	Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2015 and 2014:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2015

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2015
Assets:
Foreign governments	$6	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$6	$-
Corporate obligations	10	-	-	-	-	-	-	-	-	-	-	10	-
Commercial mortgage-backed	2	-	-	-	-	-	-	-	-	-	(1)	1	-
Collateralized debt obligations	87	-	-	-	-	-	-	(5)	(8)	-	-	74	-
Other asset-backed	85	(2)	-	(1)	-	4	-	(2)	(8)	-	(2)	74	-
State and municipal bonds	8	-	-	-	-	-	-	-	-	-	(2)	6	-
Assets of consolidated VIEs:
Corporate obligations	55	-	-	-	-	-	-	(2)	-	-	-	53	-
Residential mortgage- backed non-agency	3	-	1	-	-	-	-	(1)	-	-	-	3	1
Collateralized debt obligations	5	-	(1)	-	-	-	-	-	-	-	-	4	-
Other asset-backed	26	-	3	-	-	-	-	(2)	-	-	(6)	21	3
Loans receivable- residential	1,431	-	(3)	-	-	-	-	(56)	-	-	-	1,372	(3)
Loans receivable- Other	-	-	-	-	-	108	-	-	-	-	-	108	-
Loan repurchase commitments	379	-	6	-	-	-	-	-	-	-	-	385	6
Currency derivatives, net	-	-	4	-	1	-	-	-	-	-	-	5	5

Total assets	$2,097	$(2)	$10	$(1)	$1	$112	$-	$(68)	$(16)	$-	$(11)	$2,122	$12

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2015
Liabilities:
Medium-term notes	$197	$-	$5	$-	$(22)	$-	$-	$-	$-	$-	$-	$180	$(17)
Credit derivatives, net	244	9	(37)	-	-	-	-	(9)	-	-	-	207	(37)
Other derivatives	24	-	(3)	-	-	-	-	-	-	-	-	21	(3)
Liabilities of consolidated VIEs:
VIE notes	735	-	8	-	-	695	-	(51)	-	-	-	1,387	8

Total liabilities	$1,200	$9	$(27)	$-	$(22)	$695	$-	$(60)	$-	$-	$-	$1,795	$(49)

(1) -	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2014

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2014
Assets:
Foreign governments	$12	$-	$-	$-	$-	$-	$-	$(5)	$-	$-	$-	$7	$-
Corporate obligations	48	(1)	1	(1)	-	-	-	(1)	(19)	3	-	30	-
Residential mortgage- backed agency	-	-	-	-	-	-	-	-	-	29	-	29	-
Residential mortgage- backed non-agency	6	-	-	(1)	-	-	-	-	-	-	(5)	-	-
Commercial mortgage-backed	14	-	-	-	-	-	-	(1)	-	1	-	14	-
Collateralized debt obligations	82	-	-	3	-	5	-	(2)	-	33	(6)	115	-
Other asset-backed	58	-	-	5	-	-	-	(2)	-	24	-	85	-
State and municipal bonds	19	-	-	-	-	-	-	(1)	-	44	-	62	-
Perpetual debt and equity securities	11	-	-	-	-	-	-	-	-	4	-	15	-
Assets of consolidated VIEs:
Corporate obligations	48	-	-	-	-	-	-	(1)	-	17	-	64	1
Residential mortgage- backed non-agency	4	-	-	-	-	-	-	-	-	1	-	5	-
Commercial mortgage-backed	3	-	-	-	-	-	-	-	-	-	-	3	-
Collateralized debt obligations	22	-	(3)	-	-	-	-	(2)	-	-	(3)	14	(1)
Other asset-backed	54	-	(12)	-	-	-	-	(4)	-	4	-	42	-
Loans receivable	1,612	-	(1)	-	-	-	-	(54)	-	-	-	1,557	(1)
Loan repurchase commitments	359	-	5	-	-	-	-	-	-	-	-	364	5

Total assets	$2,352	$(1)	$(10)	$6	$-	$5	$-	$(73)	$(19)	$160	$(14)	$2,406	$4

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2014
Liabilities:
Medium-term notes	$203	$-	$12	$-	$-	$-	$-	$-	$-	$-	$-	$215	$12
Credit derivatives, net	1,147	339	(838)	-	-	-	-	(339)	-	-	-	309	(30)
Other derivatives, net	-	30	1	-	-	-	-	-	-	-	-	31	1
Liabilities of consolidated VIEs:
VIE notes	940	-	18	-	-	-	-	(105)	(41)	-	-	812	16
Currency derivatives, net	11	-	(6)	-	-	-	-	-	-	-	-	5	(6)

Total liabilities	$2,301	$369	$(813)	$-	$-	$-	$-	$(444)	$(41)	$-	$-	$1,372	$(7)

(1) -	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Transfers out of Level 3 and into Level 2 were $11 million for the three months ended March 31, 2015. There were no transfers into Level 3 or out of Level 2. Other ABS and state and municipal bonds, comprised the majority of the transferred instruments out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

Transfers into and out of Level 3 were $160 million and $14 million, respectively, for the three months ended March 31, 2014. Transfers into and out of Level 2 were $14 million and $160 million, respectively, for the three months ended March 31, 2014. Transfers into Level 3 were principally related to state and municipal bonds, CDOs, RMBS agency, other ABS and corporate obligations where inputs, which are significant to their valuation, became unobservable during the quarter. CDOs and RMBS non-agency comprised the majority of the transferred instruments out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended March 31, 2015 and 2014 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of March 31, 2015	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of March 31, 2014
Revenues:
Unrealized gains (losses) on insured derivatives	$37	$37	$838	$30
Realized gains (losses) and other settlements on insured derivatives	(9)	-	(369)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	18	20	(13)	(13)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	3	4	(23)	(6)

Total	$49	$61	$433	$11

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Option

The Company elected to record at fair value certain financial instruments that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following table presents the changes in fair value included in the Company’s consolidated statements of operations for the three months ended March 31, 2015 and 2014 for financial instruments for which the fair value option was elected:

	Three Months Ended March 31,
In millions	2015		2014
Investments carried at fair value	$-		$1	(1)
Fixed-maturity securities held at fair value- VIE	(17)	(2)	(38)	(2)
Loans receivable at fair value:
Residential mortgage loans	(58)	(2)	(56)	(2)
Loan repurchase commitments	6	(2)	5	(2)
Medium-term notes	17	(1)	(12)	(1)
Variable interest entity notes	89	(2)	121	(2)

(1) -	Reported within “Net gains (losses) of financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.

(2) -	Reported within “Net gains (losses) of financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2015 and December 31, 2014 for loans and notes for which the fair value option was elected:

	As of March 31, 2015			As of December 31, 2014
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$1,478	$1,320	$158	$1,554	$1,377	$177
Residential mortgage loans (90 days or more past due)	220	52	168	227	54	173
Other loans	108	108	-	721	711	10
Other loans (90 days or more past due)	70	-	70	-	-	-

Total loans receivable at fair value	$1,876	$1,480	$396	$2,502	$2,142	$360
Variable interest entity notes	$4,000	$2,653	$1,347	$3,584	$2,479	$1,105
Medium-term notes	$215	$180	$35	$242	$197	$45

Substantially all gains and losses included in earnings during the periods ended March 31, 2015 and 2014 on loans receivable and VIE notes reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the VIE notes, resulting in depressed pricing of the financial instruments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments

Investments, excluding those elected under the fair value option, include debt and equity securities classified as either available-for-sale (“AFS”) or HTM. Other AFS investments primarily comprised money market funds.

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and other-than-temporary impairments (“OTTI”) for AFS and HTM investments in the Company’s consolidated investment portfolio as of March 31, 2015 and December 31, 2014:

	March 31, 2015
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$680	$43	$(1)	$722	$-
State and municipal bonds	1,644	112	(4)	1,752	-
Foreign governments	289	8	(1)	296	-
Corporate obligations	2,018	55	(103)	1,970	(100)
Mortgage-backed securities:
Residential mortgage-backed agency	1,076	20	(4)	1,092	-
Residential mortgage-backed non-agency	50	4	(4)	50	(4)
Commercial mortgage-backed	20	1	-	21	-
Asset-backed securities:
Collateralized debt obligations	96	-	(22)	74	-
Other asset-backed	332	2	(12)	322	-

Total fixed-maturity investments	6,205	245	(151)	6,299	(104)
Money market securities	227	-	-	227	-
Perpetual debt and equity securities	12	1	-	13	-

Total AFS investments	$6,444	$246	$(151)	$6,539	$(104)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$2,742	$75	$(182)	$2,635	$-

Total HTM investments	$2,742	$75	$(182)	$2,635	$-

(1) -	Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	December 31, 2014
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$631	$39	$(3)	$667	$-
State and municipal bonds	1,644	94	(8)	1,730	-
Foreign governments	283	7	-	290	-
Corporate obligations	1,984	44	(92)	1,936	(86)
Mortgage-backed securities:
Residential mortgage-backed agency	1,116	17	(7)	1,126	-
Residential mortgage-backed non-agency	54	3	(4)	53	(4)
Commercial mortgage-backed	19	1	-	20	-
Asset-backed securities:
Collateralized debt obligations	113	-	(21)	92	-
Other asset-backed	231	3	(12)	222	-

Total fixed-maturity investments	6,075	208	(147)	6,136	(90)
Money market securities	422	-	-	422	-
Perpetual debt and equity securities	12	1	-	13	-

Total AFS investments	$6,509	$209	$(147)	$6,571	$(90)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$2,757	$77	$(202)	$2,632	$-

Total HTM investments	$2,757	$77	$(202)	$2,632	$-

(1) -	Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of March 31, 2015. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$839	$841	$-	$-
Due after one year through five years	1,420	1,449	-	-
Due after five years through ten years	905	943	-	-
Due after ten years	1,467	1,507	2,742	2,635
Mortgage-backed and asset-backed	1,574	1,559	-	-

Total fixed-maturity investments	$6,205	$6,299	$2,742	$2,635

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of March 31, 2015 and December 31, 2014 was $10 million for both periods. These deposits are required to comply with state insurance laws.

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of March 31, 2015 and December 31, 2014, the fair value of securities pledged as collateral for these investment agreements approximated $530 million and $532 million, respectively. The Company’s collateral as of March 31, 2015 consisted principally of U.S. Treasury and government agency bonds and RMBS, and was primarily held with major U.S. banks. Additionally, the Company pledged cash and money market securities as collateral under investment agreements in the amount of $27 million and $26 million as of March 31, 2015 and December 31, 2014, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$77	$-	$50	$(1)	$127	$(1)
State and municipal bonds	133	(1)	73	(3)	206	(4)
Foreign governments	22	(1)	-	-	22	(1)
Corporate obligations	363	(1)	94	(102)	457	(103)
Mortgage-backed securities:
Residential mortgage-backed agency	154	(1)	205	(3)	359	(4)
Residential mortgage-backed non-agency	8	-	18	(4)	26	(4)
Commercial mortgage-backed	2	-	1	-	3	-
Asset-backed securities:
Collateralized debt obligations	-	-	69	(22)	69	(22)
Other asset-backed	55	-	32	(12)	87	(12)

Total fixed-maturity investments	814	(4)	542	(147)	1,356	(151)
Perpetual debt and equity securities	4	-	-	-	4	-

Total AFS investments	$818	$(4)	$542	$(147)	$1,360	$(151)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$-	$-	$393	$(182)	$393	$(182)

Total HTM investments	$-	$-	$393	$(182)	$393	$(182)

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$197	$-	$175	$(3)	$372	$(3)
State and municipal bonds	60	(1)	257	(7)	317	(8)
Foreign governments	20	-	-	-	20	-
Corporate obligations	468	(1)	251	(91)	719	(92)
Mortgage-backed securities:
Residential mortgage-backed agency	16	-	387	(7)	403	(7)
Residential mortgage-backed non-agency	10	-	19	(4)	29	(4)
Commercial mortgage-backed	4	-	6	-	10	-
Asset-backed securities:
Collateralized debt obligations	1	-	81	(21)	82	(21)
Other asset-backed	69	-	44	(12)	113	(12)

Total fixed-maturity investments	845	(2)	1,220	(145)	2,065	(147)
Perpetual debt and equity securities	6	-	-	-	6	-

Total AFS investments	$851	$(2)	$1,220	$(145)	$2,071	$(147)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$-	$-	$373	$(202)	$373	$(202)

Total HTM investments	$-	$-	$373	$(202)	$373	$(202)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Gross unrealized losses on AFS securities increased as of March 31, 2015 compared with December 31, 2014 primarily due to decline in price related to a corporate obligation security that incurred liquidity concerns, downgrades in credit and other adverse financial conditions, partially offset by market price appreciation driven by lower interest rates. Gross unrealized losses on HTM securities decreased as of March 31, 2015 compared with December 31, 2014 primarily due to market price appreciation caused by the narrowing of credit spreads.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of March 31, 2015 and December 31, 2014 was 16 and 13 years, respectively. As of March 31, 2015 and December 31, 2014, there were 71 and 143 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which the fair values of 15 and 23 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of March 31, 2015:

	AFS Securities			HTM Securities
Percentage of Fair Value	Number of	Book Value	Fair Value	Number of	Book Value	Fair Value
Below Book Value	Securities	(in millions)	(in millions)	Securities	(in millions)	(in millions)
> 5% to 15%	6	$49	$44	-	$-	$-
> 15% to 25%	3	19	15	-	-	-
> 25% to 50%	2	41	29	1	575	393
> 50%	3	130	12	-	-	-

Total	14	$239	$100	1	$575	$393

The following table presents the fair value and gross unrealized loss by credit rating category of ABS, MBS and corporate obligations included in the Company’s consolidated AFS investment portfolio as of March 31, 2015 for which fair value was less than amortized cost. The credit ratings are based on ratings from Moody’s as of March 31, 2015 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

									Below
In millions	Aaa		Aa		A		Baa		Investment Grade		Not Rated		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Asset Type	Value	Loss	Value	Loss	Value	Loss	Value	Loss	Value	Loss	Value	Loss	Value	Loss
ABS	$42	$-	$50	$(1)	$3	$-	$3	$-	$58	$(33)	$-	$-	$156	$(34)
MBS	358	(4)	2	-	-	-	-	-	14	-	14	(4)	388	(8)
Corporate obligations	174	-	121	(1)	129	(1)	20	(1)	3	-	10	(100)	457	(103)

Total	$574	$(4)	$173	$(2)	$132	$(1)	$23	$(1)	$75	$(33)	$24	$(104)	$1,001	$(145)

The total ABS, MBS and corporate obligations reported in the preceding table include those which are guaranteed by financial guarantors. In addition, the following table presents information on ABS and MBS guaranteed by the Company and third-party financial guarantors.

			Insured Securities Rated Below Investment Grade without the Effect of Guarantee
	Average Credit Rating with the	Average Credit Rating without the	(in millions)
Asset Type	Effect of Guarantee	Effect of Guarantee	Fair Value	Percentage
ABS	Baa	Below Investment Grade	$56	57%
MBS	Below Investment Grade	Below Investment Grade	7	100%

Refer to the table in the “Determination of Credit Loss Guaranteed by the Company and Other Third-Party Guarantors” section within the OTTI section of this note for information on the insured securities included in the table above.

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of March 31, 2015 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Determination of Credit Loss Guaranteed by the Company and Other Third-Party Guarantors

The Company does not record OTTI related to credit concerns about issuers of securities insured by MBIA Corp. and National since investors in these securities, including MBIA, are guaranteed payment of principal and interest when due by MBIA. Securities insured by the Company, whether or not owned by the Company, are evaluated for impairment as part of its insurance surveillance process and, therefore, losses on securities insured by the Company are recorded in accordance with its loss reserving policy. Refer to “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for information about the Company’s loss reserving policy and “Note 5: Loss and Loss Adjustment Expense Reserves” for information about loss reserves.

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

The following table provides information about securities held by the Company as of March 31, 2015 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

		Unrealized	Insurance Loss
In millions	Fair Value	Loss	Reserve (2)
Asset-backed:
MBIA(1)	$97	$(33)	$38
Mortgage-backed:
MBIA(1)	7	-	11
Other:
MBIA(1)	23	(3)	-
Other	1	-	-

Total other	24	(3)	-

Total	$128	$(36)	$49

(1) -	Includes investments insured by MBIA Corp. and National.

(2) -	Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

Credit Loss Rollforward

The portion of certain OTTI losses on fixed-maturity securities that does not represent credit losses is recognized in accumulated other comprehensive income (loss) (“AOCI”). For these impairments, the net amount recognized in earnings represents the difference between the amortized cost of the security and the net present value of its projected future discounted cash flows prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the OTTI losses was recognized in AOCI, and the corresponding changes in such amounts.

In millions	Three Months Ended March 31,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2015	2014
Beginning balance	$16	$175
Reductions for credit loss impairments previously recognized on securities sold during the period	-	(1)
Reductions for increases in cash flows expected to be collected over the remaining life of the security	-	(1)

Ending balance	$16	$173

Sales of Available-for-Sale Investments

Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
In millions	2015	2014
Proceeds from sales	$192	$16
Gross realized gains	$5	$2
Gross realized losses	$(7)	$-

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

Changes in the fair value of derivatives, excluding insured derivatives, are recorded each period in current earnings within “Net gains (losses) on financial instruments at fair value and foreign exchange.” Changes in the fair value of insured derivatives are recorded each period in current earnings within “Net change in fair value of insured derivatives.” The net change in the fair value of the Company’s insured derivatives has two primary components: (i) realized gains (losses) and other settlements on insured derivatives and (ii) unrealized gains (losses) on insured derivatives. “Realized gains (losses) and other settlements on insured derivatives” include (i) premiums received and receivable on sold CDS contracts, (ii) premiums paid and payable to reinsurers in respect to CDS contracts, (iii) net amounts received or paid on reinsurance commutations, (iv) losses paid and payable to CDS contract counterparties due to the occurrence of a credit event or settlement agreement, (v) losses recovered and recoverable on purchased CDS contracts due to the occurrence of a credit event or settlement agreement and (vi) fees relating to CDS contracts. “Unrealized gains (losses) on insured derivatives” includes all other changes in fair value of the insured derivative contracts.

The Company has also entered into a derivative contract as a result of a commutation occurring in 2014. Changes in the fair value of the Company’s non-insured derivative are included in “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

Variable Interest Entities

VIEs consolidated by the Company have entered into derivative instruments consisting of interest rate swaps, interest rate caps and cross currency swaps. Interest rate swaps and interest rate caps are entered into to mitigate the risks associated with fluctuations in interest rates or fair values of certain contracts. Cross currency swaps are entered into to manage the variability in cash flows resulting from fluctuations in foreign currency rates.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of March 31, 2015 and December 31, 2014. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

$ in millions	As of March 31, 2015
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	1.4 Years	$5,846	$-	$968	$146	$1,126	$8,086	$(207)
Insured swaps	19.5 Years	-	115	2,778	961	23	3,877	(3)

Total notional		$5,846	$115	$3,746	$1,107	$1,149	$11,963

Total fair value		$(2)	$-	$(2)	$(2)	$(204)		$(210)

$ in millions	As of December 31, 2014
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	1.6 Years	$6,914	$246	$968	$193	$1,160	$9,481	$(244)
Insured swaps	16.7 Years	-	117	2,935	970	22	4,044	(2)

Total notional		$6,914	$363	$3,903	$1,163	$1,182	$13,525

Total fair value		$(2)	$-	$(2)	$(2)	$(240)		$(246)

Internal credit ratings assigned by MBIA on the underlying collateral are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future payments that MBIA may be required to make under these guarantees as of March 31, 2015 is $8.3 billion. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

Under these agreements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of March 31, 2015, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $127 million. Of this amount, $108 million is netted within “Derivative liabilities” and $19 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities. As of December 31, 2014, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $12 million. All of the $12 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities. As of March 31, 2015, the Company had securities with a fair value of $215 million posted to derivative counterparties and this amount is included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheet. As of December 31, 2014, the Company had securities with a fair value of $198 million posted to derivative counterparties and this amount is included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheet.

As of March 31, 2015 and December 31, 2014, the fair value on one Credit Support Annex (“CSA”) was $1 million and $2 million, respectively. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of March 31, 2015 and December 31, 2014, the counterparty was rated A2 by Moody’s and A by S&P.

Financial Statement Presentation

The fair value of amounts recognized for eligible derivative contracts executed with the same counterparty under a master netting agreement, including any cash collateral that may have been received or posted by the Company, is presented on a net basis in accordance with accounting guidance for the offsetting of fair value amounts related to derivative instruments. Insured CDS and insured swaps are not subject to master netting agreements. VIE derivative assets and liabilities are not presented net of any master netting agreements. Counterparty netting of derivative assets and liabilities offsets balances in “Interest rate swaps” as of March 31, 2015 and December 31, 2014.

As of March 31, 2015, the total fair value of the Company’s derivative assets, after counterparty netting of $1 million, was $13 million, of which $6 million was reported within “Other assets” on the Company’s consolidated balance sheets. Embedded derivatives of $7 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

As of March 31, 2015, the total fair value of the Company’s derivative liabilities, after counterparty netting of $1 million and cash collateral posted by the company of $108 million, was $481 million, of which $467 million was reported within “Derivative liabilities” and “Derivative liabilities” presented under “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Embedded derivatives of $14 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of March 31, 2015:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$8,086	Other assets	$-	Derivative liabilities	$(207)
Insured swaps	3,877	Other assets	-	Derivative liabilities	(3)
Interest rate swaps	1,179	Other assets	2	Derivative liabilities	(269)
Interest rate swaps-VIE	903	Derivative assets-VIE	-	Derivative liabilities-VIE	(76)
Interest rate swaps-embedded	392	Medium-term notes	7	Medium-term notes	(14)
Currency swaps-VIE	89	Derivative assets-VIE	5	Derivative liabilities-VIE	-
All other	83	Other assets	-	Derivative liabilities	(21)
All other-VIE	241	Derivative assets-VIE	-	Derivative liabilities-VIE	-
All other-embedded	12	Other investments	-	Other investments	-

Total non-designated derivatives	$14,862		$14		$(590)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

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

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of December 31, 2014:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$9,481	Other assets	$-	Derivative liabilities	$(244)
Insured swaps	4,044	Other assets	-	Derivative liabilities	(2)
Interest rate swaps	1,450	Other assets	83	Derivative liabilities	(248)
Interest rate swaps-embedded	437	Medium-term notes	8	Medium-term notes	(19)
Currency swaps-VIE	91	Derivative assets-VIE	-	Derivative liabilities-VIE	-
All other	83	Other assets	-	Derivative liabilities	(24)
All other-VIE	241	Derivative assets-VIE	-	Derivative liabilities-VIE	-
All other-embedded	12	Other investments	-	Other investments	-

Total non-designated derivatives	$15,839		$91		$(537)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2015:

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$37
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(9)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(107)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	4
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	3

Total		$(72)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2014:

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$823
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(339)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(23)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	6
All other	Unrealized gains (losses) on insured derivatives	15
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)
All other	Realized gains (losses) and other settlements on insured derivatives	(30)

Total		$451

Note 9: Income Taxes

The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
In millions	2015	2014
Income (loss) before income taxes	$113	$404
Provision (benefit) for income taxes	$44	$148
Effective tax rate	38.9%	36.6%

For the three months ended March 31, 2015, the Company’s effective tax rate applied to its income before income taxes was higher than the U.S. statutory tax rate primarily as a result of the non-deductibility of the change in fair value of the warrants.

For the three months ended March 31, 2014, the Company’s effective tax rate applied to its income before income taxes was higher than the U.S. statutory tax rate primarily as a result of certain non-tax deductible expenses and the increase in the valuation allowance against its deferred tax asset.

The Company’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to the variability in fair value of its derivative liabilities, which prevents the Company from projecting a reliable estimated annual effective tax rate and income before income taxes for the full year of 2015. A discrete calculation of the provision is calculated for each interim period.

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

As of March 31, 2015 and December 31, 2014, the Company’s net deferred tax asset was $1.0 billion, with no valuation allowance as a result of a tax planning strategy to use unrealized gains that are included in “Accumulated other comprehensive income (loss)” on the Company’s consolidated balance sheets against the deferred tax asset related to any remaining asset impairments.

In accordance with accounting guidance for income taxes, the netting of deferred taxes between different taxpaying jurisdictions is not permitted. As of March 31, 2015, there was also a non U.S. deferred tax liability of $15 million included in “Other liabilities” on the Company’s consolidated balance sheet.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Income Taxes (continued)

Tax Sharing Agreement

The Company has a tax sharing agreement among its members effective January 1, 1987. The agreement was amended and restated effective September 8, 2011 to change the method of calculating each domestic insurer’s tax liability to the method permitted by paragraph 3(a) of Department Circular Letter #33 (1979). The agreement was submitted to the NYSDFS for review and non-disapproval pursuant to Section 1505 of the New York Insurance Law (“NYIL”). The Company’s tax sharing agreement is filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for informational purposes only. Refer to “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for further discussion on the Company’s tax sharing agreement.

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of March 31, 2015 and December 31, 2014, the Company had no UTB outstanding.

MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. Federal income tax returns for 2011 through 2013 are subject to examination.

The tax authorities in the United Kingdom have been auditing MBIA UK for tax years 2005 through 2012. In April of 2015, MBIA UK received correspondence from the HM Revenue & Customs closing the audit for the years under examination with no change in taxable income.

As of March 31, 2015, the Company’s net operating loss (“NOL”) is approximately $3.1 billion. The NOL will expire between tax years 2029 through 2034. As of March 31, 2015, the Company has an alternative minimum tax credit carryforward of $22 million, which does not expire.

Note 10: Business Segments

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

The Company manages its businesses across three operating segments: 1) U.S. public finance insurance; 2) international and structured finance insurance; and 3) corporate. The Company’s U.S. public finance insurance business is operated through National and its international and structured finance insurance business is operated through MBIA Corp. Prior to 2015, the Company managed two other operating segments, advisory services and conduit. During 2014, the Company dissolved its conduit segment by extinguishing the remaining liabilities of the segment and liquidating the Company’s remaining conduit, Meridian, and effective January 1, 2015, the Company exited its advisory services business with the completed sale of Cutwater to a subsidiary of The Bank of New York Mellon Corporation.

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

Corporate

The Company’s corporate segment consists of general corporate activities, including providing general support services to MBIA’s other operating businesses and asset and debt management. General support services are provided by the Company’s service company, MBIA Services Corporation (“MBIA Services”). MBIA Services provides various support services including, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. Debt management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiaries, IMC and GFL. MBIA Inc. issued debt to finance the operations of the MBIA group. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It also provided customized products for funds that are invested as part of asset-backed or structured product transactions. GFL raised funds through the issuance of MTNs with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. The company ceased issuing these investment agreements and MTNs and the outstanding liability balances and corresponding asset balances have declined over time as liabilities mature, terminate or are retired. All of the debt within the corporate segment is managed collectively and is serviced by the financial resources available to MBIA Inc. Asset management activities provide for opportunities in investments and provide general liquidity support to MBIA Inc.

Advisory Services

The advisory services segment primarily consisted of the operations of Cutwater Investor Services Corp. and Cutwater Asset Management Corp. and was a fee-for-service investment management business focused on fixed-income markets. Effective with the January 1, 2015 sale of Cutwater, MBIA has no business activities within its advisory services segment.

Conduit

The Company’s conduit segment was operated through Meridian and administered through MBIA Asset Finance, LLC. Assets financed by Meridian were funded by MTNs. In 2014, the Company extinguished the remaining liabilities of this segment and liquidated Meridian.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

Segments Results

The following tables provide the Company’s segment results for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	U.S.	International
	Public	and Structured
	Finance	Finance
In millions	Insurance	Insurance	Corporate	Eliminations		Consolidated
Revenues(1)	$105	$29	$5	$-		$139
Net change in fair value of insured derivatives	-	28	-	-		28
Net gains (losses) on financial instruments at fair value and foreign exchange	3	(5)	32	-		30
Other net realized gains (losses)	(4)	-	24	-		20
Revenues of consolidated VIEs	-	2	-	-		2
Inter-segment revenues(2)	10	18	16	(44)		-

Total revenues	114	72	77	(44)		219
Losses and loss adjustment	(6)	-	-	-		(6)
Operating	10	19	19	-		48
Interest	-	25	25	-		50
Expenses of consolidated VIEs	-	14	-	-		14
Inter-segment expenses(2)	24	18	1	(43)		-

Total expenses	28	76	45	(43)		106

Income (loss) before income taxes	86	(4)	32	(1)		113
Provision (benefit) for income taxes	29	(2)	17	-		44

Net income (loss)	$57	$(2)	$15	$(1)		$69

Identifiable assets	$5,859	$10,578	$2,737	$(3,259)	(3)	$15,915

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

	Three Months Ended March 31, 2014
	U.S.	International
	Public	and Structured
	Finance	Finance		Advisory
In millions	Insurance	Insurance	Corporate	Services	Conduit	Eliminations		Consolidated
Revenues(1)	$89	$32	$18	$3	$-	$-		$142
Net change in fair value of insured derivatives	1	468	-	-	-	-		469
Net gains (losses) on financial instruments at fair value and foreign exchange	4	(3)	(52)	(4)	-	-		(55)
Net gains (losses) on extinguishment of debt	-	-	1	-	-	-		1
Other net realized gains (losses)	-	-	1	-	-	-		1
Revenues of consolidated VIEs	-	20	(5)	-	4	-		19
Inter-segment revenues(2)	11	12	7	6	(1)	(35)		-

Total revenues	105	529	(30)	5	3	(35)		577
Losses and loss adjustment	(14)	64	-	-	-	-		50
Operating	9	17	19	11	-	-		56
Interest	-	28	26	-	-	-		54
Expenses of consolidated VIEs	-	13	-	-	-	-		13
Inter-segment expenses(2)	18	17	4	1	-	(40)		-

Total expenses	13	139	49	12	-	(40)		173

Income (loss) before income taxes	92	390	(79)	(7)	3	5		404
Provision (benefit) for income taxes	31	136	(21)	(1)	1	2		148

Net income (loss)	$61	$254	$(58)	$(6)	$2	$3		$256

Identifiable assets	$6,124	$10,867	$2,640	$34	$76	$(3,654)	(3)	$16,087

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses, and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
In millions	2015	2014
Total premiums earned:
United States	$87	$67
United Kingdom	7	9
Europe (excluding United Kingdom)	2	3
Internationally diversified	1	2
Central and South America	6	9
Asia	1	1
Other	1	2

Total	$105	$93

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

Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options, warrants and unvested restricted stock outstanding during the period that could potentially result in the issuance of common stock. The dilution from stock options, warrants and unvested restricted stock are calculated by applying the two-class method and using the treasury stock method. The treasury stock method assumes the proceeds from the exercise of stock options and warrants or the unrecognized compensation expense from unvested restricted stock will be used to purchase shares of the Company’s common stock at the average market price during the period. For the three months ended March 31, 2015 and 2014, there were 17,957,392 and 42,358,006, respectively, of stock options, warrants and unvested restricted stock outstanding that were antidilutive.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Earnings Per Share (continued)

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
$ in millions except share and per share amounts	2015	2014
Basic earnings per share:
Net income (loss)	$69	$256
Less: undistributed earnings allocated to participating securities	2	5

Net income (loss) available to common shareholders	67	251

Basic weighted average shares (1)	181,735,876	189,033,982
Net income (loss) per basic common share	$0.37	$1.33

Diluted earnings per share:
Net income (loss)	69	256
Less: undistributed earnings allocated to participating securities	2	5

Net income (loss) available to common shareholders	67	251

Basic weighted average shares (1)	181,735,876	189,033,982
Effect of common stock equivalents:
Stock options	1,000,539	1,229,766

Diluted weighted average shares	182,736,415	190,263,748

Net income (loss) per diluted common share	$0.37	$1.32

(1) -	Includes 678,568 and 405,961 of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three months ended March 31, 2015 and 2014, respectively.

Note 12: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the three months ended March 31, 2015:

	Unrealized
	Gains (Losses)
	on AFS	Foreign Currency
In millions	Securities, Net	Translation, Net	Total
Balance, December 31, 2014	$34	$(13)	$21

Other comprehensive income (loss) before reclassifications	17	(20)	(3)
Amounts reclassified from AOCI	4	-	4

Total other comprehensive income (loss)	21	(20)	1

Balance, March 31, 2015	$55	$(33)	$22

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Accumulated Other Comprehensive Income (continued)

The following table presents the details of the reclassifications from AOCI for the three months ended March 31, 2015 and 2014:

In millions	Amounts Reclassified from AOCI
	Three Months Ended March 31,
Details about AOCI Components	2015	2014	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gain (loss) on sale of securities	$(4)	$(1)	Net gains (losses) on financial instruments at fair value and foreign exchange
Amortization on securities	(3)	(1)	Net investment income

	(7)	(2)	Income (loss) before income taxes
	(3)	(1)	Provision (benefit) for income taxes

	(4)	(1)	Net income (loss)
Foreign currency translation:
Realized gain (loss) on liquidation of foreign entity	-	(4)	Net gains (losses) on financial instruments at fair value and foreign exchange

Total reclassifications for the period	$(4)	$(5)	Net income (loss)

Note 13: Commitments and Contingencies

The following commitments and contingencies provide an update of those discussed in “Note 21: Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.

Litigation

MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.; Index No. 603751/2009 (N.Y. Sup. Ct., N.Y. County)

On March 2, 2015, the court issued an order scheduling expert discovery to conclude by February of 2016.

MBIA Insurance Corp. v. J.P. Morgan Securities LLC (f/k/a Bear, Stearns & Co. Inc.); Index No. 64676/2012 (N.Y. Sup. Ct., County of Westchester)

On September 9, 2014, the court granted in part MBIA Corp.’s motion to file an amended complaint. MBIA filed its amended complaint on September 29, 2014. J.P. Morgan filed its answer to the amended complaint on October 10, 2014. Both parties are cross-appealing the September 9, 2014 decision granting in part MBIA’s motion to file an amended complaint. The briefing is scheduled to be completed on June 8, 2015.

Ambac Bond Insurance Coverage Cases, Coordinated Proceeding Case No. JCCP 4555 (Super. Ct. of Cal., County of San Francisco)

An appeal of the dismissal of the plaintiff’s anti-trust claim under California’s Cartwright Act is pending. An appeal is also pending of the March 26, 2014 decision granting in part the Bond Insurer defendants’ motions for reimbursement of legal fees incurred in connection with the motion to strike pursuant to California’s Anti-SLAPP statute.

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

Lease Commitments

The Company has a lease agreement for its headquarters in Purchase, New York. The initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. The lease agreement has been classified as an operating lease, and operating rent expense has been recognized on a straight-line basis since the second quarter of 2014.

Note 14: Subsequent Events

Refer to “Note 13: Commitments and Contingencies” for information about legal proceedings that occurred after March 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

MBIA Inc. (“MBIA”, the “Company”, “we”, “us”, or “our”) operates one of the largest financial guarantee insurance businesses in the industry. MBIA manages three operating segments: 1) United States (“U.S.”) public finance insurance; 2) corporate; and 3) international and structured finance insurance. Our U.S. public finance insurance business is primarily operated through National Public Finance Guarantee Corporation and its subsidiaries (“National”); and our corporate segment is operated through MBIA Inc. and several of its subsidiaries, including our service company, MBIA Services Corporation (“MBIA Services”) and is generally referred to as (“MBIA Inc.”); and our international and structured finance insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”).

Unless otherwise indicated or the context otherwise requires, references to “MBIA Corp.” are to MBIA Insurance Corporation, together with its subsidiaries, MBIA UK Insurance Limited (“MBIA UK”) and MBIA Mexico S.A. de C.V. Prior to 2015, MBIA managed two other operating segments, advisory services and conduit. Our advisory services segment was operated primarily through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). Effective on January 1, 2015, we exited our advisory business through the sale of Cutwater. In the second quarter of 2014, we exited our conduit business through the liquidation of Meridian Funding Company, LLC (“Meridian”).

The primary strategies of our U.S. public finance insurance segment are to generate new insurance business in National, consistent with our portfolio management and return requirements, and to maximize the economics of our existing insured portfolio through effective surveillance and remediation. The primary strategies of our international and structured finance insurance segment are to maintain adequate liquidity, reduce risk, mitigate loss and preserve value. We do not expect to write new business in our international and structured finance insurance segment in the foreseeable future. Our corporate segment consists of general corporate activities, including providing general support services to MBIA’s other operating businesses and asset and debt management.

EXECUTIVE OVERVIEW

National

National is the largest U.S. public finance-only bond insurer in the financial guarantee industry as measured by total insured gross par outstanding of $210.0 billion as of March 31, 2015. Our primary strategy is to insure new issue and secondary market municipal bonds while providing ongoing surveillance of National’s existing insured portfolio. National’s ability to write new business and to compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by major rating agencies. As of March 31, 2015, National was rated AA+ with a stable outlook by Kroll Bond Rating Agency (“KBRA”), AA- with a stable outlook by Standard & Poor’s Financial Services LLC (“S&P”), and A3 with a negative outlook by Moody’s Investors Service, Inc. (“Moody’s”).

National prices new business opportunities in both the competitive and negotiated markets. National maintains underwriting criteria for most municipal risk types and expects opportunities for new business across the spectrum of municipal sectors. Based on our underwriting and pricing criteria, we expect that the majority of new business will be in the general obligation, tax-backed and revenue bond sectors. In addition to the new issue market, we anticipate opportunities in the secondary market with respect to bonds issued in recent years, which were not insured upon issuance and which meet our underwriting criteria.

National seeks to generate shareholder value through appropriate risk adjusted pricing; however, current market conditions and the competitive landscape limit National’s new business opportunities and its ability to price and underwrite risk with attractive returns. Financial guarantee insurance competes in nearly all instances with the issuer’s alternative of foregoing insurance. If the interest savings from insurance are not greater than the cost of the insurance, the issuer will generally choose to issue bonds without insurance.

Prevailing interest rate levels and credit spreads have affected demand for financial guarantee insurance. Currently the market features both lower interest rates and narrower spreads between insured and uninsured obligations. The purchase of insurance during such periods will generally provide lower cost savings to the issuer compared to periods of higher rates and wider spreads. As a result, some issuers choose to issue on an uninsured basis. At the same time, investors may choose to forego insurance to increase the yield on their investments.

Higher interest rates would present more favorable new business opportunities in the U.S. public finance market. Given that National’s insurance policies protect policyholders from potential defaults and guarantee payments of scheduled principal and interest, we believe the stress experienced during the financial crisis will increase the demand for National’s insurance product.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Our U.S. public finance insured portfolio continues to perform satisfactorily against a backdrop of strengthening domestic economic activity. While this trend will generally benefit the tax revenues and fees charged for essential municipal services which secure our insured bond portfolio, some state, local governments and territory obligors we insure, remain under financial and budgetary stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of our insured transactions. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain.

Exposure to Puerto Rico

As of March 31, 2015, National had $4.5 billion of gross insured par exposure related to the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”). Puerto Rico is experiencing fiscal stress due to, among other things, Puerto Rico’s structural budget imbalance, a stagnating local economy, net migration of people and a high debt burden. However, it has attempted to address its significant economic challenges by passing a balanced general fund budget for the fiscal year ending June 30, 2015, passing a comprehensive reform of its employee retirement system and enacting the Fiscal Sustainability Act, which allows the government to exercise emergency powers to deal with its fiscal crisis. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

MBIA Inc.

MBIA Inc. has issued debt to finance the operations of its subsidiaries. This debt, which includes MBIA Inc. senior notes, investment agreements issued by MBIA Investment Management Corp. (“IMC”) and MBIA Inc., and medium-term notes (“MTNs”), issued by MBIA Global Funding, LLC (“GFL”) are collectively managed and serviced with the financial resources available to MBIA Inc. Our strategy is to bring our leverage down using cash generated from operations to repurchase or retire debt. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient cash to satisfy its debt obligations and its general corporate needs over time from expected subsidiary dividends, additional anticipated releases from the Tax Escrow Account, investment income and securities issuance; however, there can be no assurance that such sources will have sufficient cash or that we will have market access when needed. For further information, see “Strategic Plan Related and Other Risk Factors” in Part I, Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. MBIA Inc. also manages assets, which provide opportunities in investments and provide general liquidity support to MBIA Inc. Refer to the “Liquidity—MBIA Inc. Liquidity” section for information on MBIA Inc.’s liquidity.

MBIA Corp.

MBIA Corp.’s primary objectives are reducing risk and loss mitigation on potential losses on MBIA Corp.’s insurance exposures, maximizing the collection of excess spread and put-back recoveries and value preservation. MBIA Corp. has significant negative statutory earned surplus and has no current capacity to pay dividends. In addition, since July 15, 2012 no payments on MBIA Corp.’s outstanding surplus notes have been approved by the New York State Department of Financial Services (“NYSDFS”). MBIA Corp. has contributed to the Company’s net operating loss carryforward (“NOL”), which is used in the calculation of our consolidated income taxes. Under MBIA group’s tax sharing agreement, MBIA Corp. maintains a substantial NOL, therefore if MBIA Corp. turns profitable it is not expected to make any tax payments to the Tax Escrow Account. Based on MBIA Corp.’s current projected earnings and our expectation that it will not write new business for the foreseeable future, we believe it is unlikely that MBIA Corp. will generate sufficient income to fully use its NOL. Refer to the “Capital Resources – MBIA Corp.” section for additional information on MBIA Corp.’s surplus notes and statutory capital.

MBIA Corp. may make negotiated settlement payments to counterparties and/or forego its right to all or some termination premiums when it commutes insurance exposures. We continue to evaluate opportunities to commute additional high risk insurance exposures, although our ability to commute is limited by available liquidity and the willingness of counterparties to enter into commutations.

MBIA Corp. continues to successfully manage its liquidity risks and satisfy all payment obligations when due. For the three months ended March 31, 2015, recoveries from excess spread on second-lien residential mortgage-backed securities (“RMBS”) continued to exceed paid claims and loss adjustment expense (“LAE”). There can be no assurance this trend will continue. Our liquidity forecasts reflect adequate resources to pay expected claims, but if MBIA Corp. experiences materially-elevated claims payments or does not substantially collect our projected amounts of excess spread or the put-back recoverable from Credit Suisse for ineligible mortgages, it could experience liquidity shortfalls.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

If MBIA Corp. were to experience liquidity shortfalls in the future, it may have insufficient resources to continue to pay claims, which may cause the NYSDFS to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding. Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any material intercompany lending agreements or cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by NYSDFS would have any significant long-term liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK. Refer to the “Liquidity – MBIA Corp. Liquidity” section for additional information on MBIA Corp.’s liquidity position.

Other

In May of 2015, we sold our Armonk, New York facility. Refer to Note 1: Business Developments and Risks and Uncertainties in the Notes to Consolidated Financial Statements for a further discussion of this transaction.

Economic and Financial Market Trends

The U.S. economy showed signs of slower growth during the first quarter of 2015, partly due to harsh weather conditions that hindered housing and consumer spending. Also contributing to the slowing economy was the continued strength of the U.S. dollar, which resulted in expensive exports. The unemployment rate remained steady although there was a decline in the number of jobs added. Based on economic trends, including anticipated slower growth in gross domestic product, we expect that any increase in the federal funds rate by the Federal Reserve will likely be delayed until later this year. Throughout much of Europe, economic growth and employment have improved and the European Central Banks’ implementation of Quantitative Easing is intended to facilitate economic growth. However, substantial risk remains, including deflationary pressures and renewed uncertainties about Greece. Information concerning our interest and foreign exchange rate sensitivity appears in Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Economic and financial market trends could impact MBIA’s business outlook and its financial results. Many states and municipalities have experienced growing tax collections and appreciation in local level assessed valuations which drive property taxes. The consistent gradual improvement of economic indicators at the state and local levels that strengthen the credit quality of the issuers of our insured municipal bonds is expected to improve the performance of our insured U.S. public finance portfolio and could reduce the amount of National’s incurred losses. A decrease in oil prices which benefits consumers could have a positive impact on certain sales taxes to the extent consumer spending increases as a result. However, some states and municipalities will experience a decrease in revenues where their economies are reliant on the oil and gas industries.

An ongoing low interest rate environment will adversely impact the demand for municipal bond insurance since there is a lower economic benefit for issuers from the use of bond insurance as well as National’s ability to price risk at levels that meet its underwriting objectives and returns since the spread between an uninsured bond and an insured bond is narrower, resulting in less spread for the payment of premium for bond insurance.

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

For the three months ended March 31, 2015, we recorded consolidated net income of $69 million or $0.37 per diluted share compared with consolidated net income of $256 million, or $1.32 per diluted share for the same period of 2014.

For the three months ended March 31, 2015, combined operating income (a non-GAAP measure) was $34 million compared with $40 million for the same period of 2014. Refer to the following “Results of Operations” section for a description of operating income and a reconciliation of operating income to GAAP net income.

Our consolidated shareholders’ equity was $3.9 billion as of March 31, 2015 and December 31, 2014. Our consolidated book value per share as of March 31, 2015 was $21.35 compared with $20.47 as of December 31, 2014.

As of March 31, 2015, adjusted book value (“ABV”) per share (a non-GAAP measure) was $25.78, up from $24.87 as of December 31, 2014. Refer to the following “Results of Operations” section for a discussion of ABV and a reconciliation of GAAP book value per share to ABV per share.

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

CRITICAL ACCOUNTING ESTIMATES

We prepare our financial statements in accordance with GAAP, which requires the use of estimates and assumptions. Management has discussed and reviewed the development, selection, and disclosure of critical accounting estimates with the Company’s Audit Committee. Our most critical accounting estimates include loss and LAE reserves, valuation of financial instruments, and deferred income taxes, since these estimates require significant judgment. Any modifications in these estimates could materially impact our financial results.

For a discussion of the Company’s critical accounting estimates, see “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In addition, refer to “Note 5: Loss and Loss Adjustment Expense Reserves” and “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for a current description of estimates used in our insurance loss reserving process and information about our financial assets and liabilities that are accounted for at fair value, including valuation techniques and significant inputs.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
In millions except share and per share amounts	2015	2014
Total revenues (losses)	$219	$577
Total expenses	106	173

Income (loss) before income taxes	113	404
Provision (benefit) for income taxes	44	148

Net income (loss)	$69	$256

Net income (loss) per common share:
Basic	$0.37	$1.33
Diluted	$0.37	$1.32
Weighted average number of common shares outstanding:
Basic	181,735,876	189,033,982
Diluted	182,736,415	190,263,748

Consolidated total revenues for the three months ended March 31, 2015 included $28 million of net gains on insured derivatives compared with $469 million of net gains for the same period of 2014. The net gains on insured derivatives in 2015 were principally the result of the effects of unfavorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities, partially offset by claim payments. The net gains on insured derivatives in 2014 were principally associated with the reversal of unrealized losses from commutations partially offset by settlements and claim payments. Consolidated total expenses for the three months ended March 31, 2015 included a $6 million benefit of net insurance loss and LAE compared with a $50 million loss for the same period of 2014. The loss and LAE benefit in 2015 primarily related to U.S. public finance issues and the loss and LAE expense in 2014 principally related to our insured RMBS exposures, partially offset by a benefit in U.S. public finance issues.

Operating Income (Loss)

In addition to our results prepared in accordance with GAAP, we also analyze the operating performance of the Company using operating income (loss) and operating income (loss) per diluted common share, both non-GAAP measures. Since operating income (loss) is used by management to assess performance and make business decisions, we consider operating income (loss) and operating income (loss) per diluted common share fundamental measures of periodic financial performance which are useful in understanding our results. Operating income (loss) and operating income (loss) per diluted common share are not substitutes for net income (loss) and net income (loss) per diluted common share determined in accordance with GAAP, and our definitions of operating income (loss) and operating income (loss) per diluted common share may differ from those used by other companies.

Operating income (loss) and operating income (loss) per diluted common share include the combined after-tax results of our U.S. public finance insurance and corporate segments and remove the after-tax results of activities that are not part of our ongoing business strategy. This includes the activities of our international and structured finance insurance, advisory services and conduit segments (collectively, “Non-Core Segments”). We do not expect to write new business in our international and structured finance insurance segment in the foreseeable future due to its current ratings, accumulated losses and non-policy claims. We exited our advisory services segment through the sale of Cutwater effective January 1, 2015, and in the second quarter of 2014, we liquidated our conduit segment.

In addition to removing our Non-Core Segments, operating income (loss) is adjusted for the following:

•

Elimination of the after-tax impact of mark-to-market gains (losses) on financial instruments that primarily include interest rate swaps and hybrid financial instruments. Also eliminated are the mark-to market gains (losses) on warrants issued by the Company. All of these amounts fluctuate based on market interest rates, credit spreads, MBIA Inc.’s common stock price and other market factors.

•

Elimination of the after-tax impact of foreign exchange gains (losses) on the remeasurement of certain assets and liabilities and transactions in non-functional currencies. Given the possibility of volatility in foreign exchange markets, we exclude the impact of foreign exchange gains (losses) to provide a measurement of comparability of operating income (loss).

•

Elimination of the after-tax impact of gains (losses) on the sale of investments, net investment losses related to other-than-temporary impairments (“OTTI”) and net gains (losses) on extinguishment of debt since the timing of these transactions are subject to management’s assessment of market opportunities and capital liquidity positions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

•	Elimination of the after-tax impact of the gain on the sale of Cutwater.

•	Elimination of deferred income tax valuation allowance on these adjustments.

The following table presents our combined operating income (loss) and operating income (loss) per diluted common share (both non-GAAP measures) and provides reconciliations of GAAP net income (loss) to operating income (loss) and GAAP net income (loss) per diluted common share to operating income (loss) per diluted common share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
In millions, except per share amounts	2015	2014
Net income (loss)	$69	$256
Less: net income of Non-Core Segments, including eliminations	(3)	253
Less: after-tax adjustments:
Mark-to-market gains (losses) on financial instruments(1)	(17)	(35)
Foreign exchange gains (losses)(1)	42	(2)
Net gains (losses) on sales of investments(1)	-	1
Other net realized gains (losses)(2)	13	-
Tax valuation allowance on adjustments(3)	-	(1)

Operating income (loss)	$34	$40

Operating income (loss) per diluted common share(4)	$0.18	$0.21

Weighted average diluted shares used in calculation	183	190

(1) -	Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” and the corresponding tax effects are reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(2) -	Relates to the after-tax gain on the sale of Cutwater.

(3) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(4) -	Operating income (loss) per diluted common share is calculated by taking operating income (loss) divided by GAAP weighted average number of diluted common shares outstanding.

Adjusted Book Value

In addition to book value per share, we also analyze ABV per share, a non-GAAP measure. We consider ABV a measure of fundamental value of the Company and the change in ABV an important measure of financial performance. ABV adjusts GAAP book value to remove the after-tax results of activities in our Non-Core Segments. In addition, ABV adjusts for certain items which the Company believes will reverse from GAAP book value through GAAP earnings and other comprehensive income, as well adds in the impact of certain items which the Company believes will be realized in GAAP book value in future periods. The Company has limited such adjustments to those items that it deems to be important to fundamental value and performance and which the likelihood and amount can be reasonably estimated. We have presented ABV to allow investors and analysts to evaluate the Company using the same measure that MBIA’s management regularly uses to measure financial performance and value. ABV is not a substitute for and should not be viewed in isolation of GAAP book value, and our definition of ABV may differ from that used by other companies.

As of March 31, 2015, ABV per share was $25.78, an increase from $24.87 as of December 31, 2014. The increase in ABV per share was primarily driven by a decrease in common shares outstanding from the share repurchases made by the Company during the first quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

In millions except share and per share amounts	As of March 31, 2015	As of December 31, 2014
Total shareholders’ equity of MBIA Inc.	$3,919	$3,929
Common shares outstanding	183,573,627	191,942,895
Book value per share	$21.35	$20.47
Reverse book value of Non-Core Segments (after-tax) (1)	1.41	1.16
Reverse net unrealized (gains) losses included in other comprehensive income (after-tax)	(0.29)	(0.15)
Add net unearned premium revenue (after-tax) (2)	3.31	3.39

Total adjustments per share	4.43	4.40

Adjusted book value per share	$25.78	$24.87

(1) -	The book value for Non-Core Segments, primarily the international and structured finance insurance segment, does not provide significant economic or shareholder value to MBIA Inc. Amounts are net of any deferred taxes available to MBIA Inc.

(2) -	Consists of financial guarantee premiums, net of deferred acquisition costs. The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

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

The following table presents our U.S. public finance insurance segment results for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Percent Change
In millions	2015	2014
Net premiums earned	$85	$65	31%
Net investment income	29	33	-12%
Fees and reimbursements	1	2	-50%
Net change in fair value of insured derivatives	-	1	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	3	4	-25%
Other net realized gains (losses)	(4)	-	n/m

Total revenues	114	105	9%

Losses and loss adjustment	(6)	(14)	-57%
Amortization of deferred acquisition costs	18	14	29%
Operating	16	13	23%

Total expenses	28	13	115%

Income (loss) before income taxes	86	92	-7%
Provision (benefit) for income taxes	29	31	-6%

Net income (loss)	$57	$61	-7%

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

During the three months ended March 31, 2015, National insured $38 million of gross par exposure. Low interest rates, narrow spreads and competitive pricing levels continue to severely limit new business opportunities. As of March 31, 2015, National was rated AA+ with a stable outlook by KBRA, AA- with a stable outlook by S&P and A3 with a negative outlook by Moody’s. With these current ratings, National seeks to support the credit enhancement needs of municipal debt issuers across the U.S. National maintains underwriting criteria for most municipal risk types and expects to pursue opportunities for new business across the spectrum of municipal sectors. National’s underwriting criteria does not limit it to particular sectors. We expect that the majority of its new business will be in the general obligation, tax-backed and revenue bond sectors.

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

For the three months ended March 31, 2015, operating income for the U.S. public finance insurance segment was $56 million compared with $57 million of GAAP net income. Operating income excludes $1 million of after-tax net gains on sales of investments. There was no difference between operating income and GAAP net income for the three months ended March 31, 2014.

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The increase in net premiums earned for the three months ended March 31, 2015 compared with the same period of 2014 resulted from an increase in refunded premiums earned of $28 million, partially offset by a decrease in scheduled premiums earned of $8 million. Scheduled premium earnings declined due to the refunding and maturity of insured issues within our U.S. public finance portfolio with no material new insurance writings. Refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of scheduled premiums that would have been earned in the current period.

NET INVESTMENT INCOME The decrease in net investment income for the three months ended March 31, 2015 compared with the same period of 2014 was primarily due to lower average investment balances and lower yields.

OTHER NET REALIZED GAINS (LOSSES) For the three months ended March 31, 2015, other net realized gains (losses) included an impairment charge on our Armonk, New York facility of $4 million to adjust the carrying amount to its sales price less costs to sell.

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

The following table presents information about our U.S. public finance insurance loss and LAE expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Percent Change
In millions	2015	2014
Loss and LAE related to expected payments	$(5)	$(25)	-80%
Recoveries of expected payments	(1)	11	-109%

Gross losses incurred	(6)	(14)	-57%
Reinsurance	-	-	-%

Losses and loss adjustment expenses (benefit)	$(6)	$(14)	-57%

The benefit in losses and LAE for the three months ended March 31, 2015 primarily related to decreases in reserves for certain municipal utilities and general obligation bonds. The benefit in losses and LAE for the three months ended March 31, 2014 primarily related to decreases in reserves from certain general obligation bonds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents information about our U.S. public finance insurance loss and LAE reserves and recoverables as of March 31, 2015 and December 31, 2014:

In millions	March 31, 2015	December 31, 2014	Percent Change
Gross loss and LAE reserves	$60	$70	-14%
Expected recoveries on unpaid losses	(25)	(25)	-%

Loss and LAE reserves	$35	$45	-22%

Insurance loss recoverable	$4	$4	-%
Reinsurance recoverable on paid and unpaid losses (1)	$-	$1	-100%

(1) -	Reported within “Other assets” on our consolidated balance sheets.

Loss and LAE reserves as of March 31, 2015 decreased compared with December 31, 2014 primarily as a result of decreases in expected payments on certain municipal utilities and general obligation bonds.

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and National has already paid a claim and also for which a payment default has not yet occurred, but a claim is expected in the future. The following table includes LAE reserves, but excludes par outstanding, as of March 31, 2015 and December 31, 2014 for one issue that had no expected future claim payments, but for which National was obligated to pay LAE incurred in prior periods. As of March 31, 2015 and December 31, 2014, loss and LAE reserves comprised the following:

$ in millions	Number of Issues (1)		Loss and LAE Reserve		Par Outstanding
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Gross of reinsurance:
Issues with defaults	3	4	$14	$19	$54	$123
Issues without defaults	7	7	21	26	1,500	1,501

Total gross of reinsurance	10	11	$35	$45	$1,554	$1,624

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three months ended March 31, 2015 and 2014 are presented in the following table:

	Three Months Ended March 31,		Percent Change
In millions	2015	2014
Gross expenses	$16	$13	23%

Amortization of deferred acquisition costs	$18	$14	29%
Operating	16	13	23%

Total insurance operating expenses	$34	$27	26%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses increased for the three months ended March 31, 2015 compared with the same period of 2014 due to increases in compensation expense and rental expense on our new headquarters in Purchase, New York.

Amortization of deferred acquisition costs increased for the three months ended March 31, 2015 compared with the same period of 2014 due to higher refunding activity in 2015. We did not defer a material amount of policy acquisition costs during the first quarters of 2015 or 2014.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the credit quality distribution of MBIA’s U.S. public finance outstanding gross par insured as of March 31, 2015 and December 31, 2014. Capital appreciation bonds (“CABs”) are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	March 31, 2015		December 31, 2014
Rating	Amount	%	Amount	%
AAA	$9,747	4.6%	$11,364	5.1%
AA	102,993	49.1%	107,399	48.3%
A	75,330	35.9%	80,744	36.3%
BBB	15,482	7.4%	17,131	7.7%
Below investment grade	6,403	3.0%	5,655	2.6%

Total	$209,955	100.0%	$222,293	100.0%

U.S. Public Finance Insurance Puerto Rico Exposures

The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of March 31, 2015.

In millions	Gross Par Outstanding	Gross Par Outstanding Plus CAB Accredited Interest	Debt Service Outstanding	National Internal Rating
Puerto Rico Electric Power Authority (PREPA)(1)	$1,422	$1,440	$2,099	d
Puerto Rico Commonwealth GO(1)	1,114	1,166	1,573	bbb3
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)(1)	792	793	1,499	bb3
Puerto Rico Sales Tax Financing Corporation (COFINA) (1)	684	1,000	4,170	a3
Puerto Rico Government Development Bank GO	267	267	277	bbb3
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)(1)	127	128	170	bb2
University of Puerto Rico System Revenue	92	92	139	bbb3
Inter American University of Puerto Rico Inc.	28	28	39	a3
Puerto Rico Industrial Development Company	15	15	16	bbb2

Total	$4,541	$4,929	$9,982

(1) -	Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy.

In June of 2014, the Governor of Puerto Rico signed into law the Public Corporations Debt Enforcement and Recovery Act (the “Recovery Act”) that established a bankruptcy framework for public corporations including PRHTA (highway authority), PREPA (power authority) and Puerto Rico Aqueduct and Sewer Authority (“PRASA”) (water and sewer authority). The legislature’s statement of motives for the Recovery Act excludes certain other entities from seeking relief under the Recovery Act, including, among others, Puerto Rico, COFINA, the Government Development Bank of Puerto Rico (“GDB”), the University of Puerto Rico, and the Puerto Rico Industrial Development Company. According to the government, the intent of the Recovery Act was to stabilize the island’s fiscal condition, protect and reinforce Puerto Rico’s credit and to position PREPA, PRHTA and PRASA toward financial self-sufficiency. The law was immediately challenged on constitutional grounds in U.S. District Court by a number of bondholders. In July of 2014, largely as a result of the Recovery Act being interpreted as a potential unwillingness to pay, the ratings of the Commonwealth and certain other Puerto Rico issuers were downgraded to non-investment grade status. These rating downgrades have limited traditional market access for the Commonwealth and its instrumentalities and caused liquidity constraints. In February of 2015, the Recovery Act was ruled unconstitutional. Following this, an appeal was filed to the U.S. Court of Appeals by Puerto Rico. The appeal is pending.

While Puerto Rico is experiencing fiscal stress that could lead to defaults on its debt obligations, it has taken steps to address its significant financial challenges by the passage of a balanced general fund budget for the fiscal year ending June 30, 2015, the passing of comprehensive reform of its employee retirement system, and the enactment of the Fiscal Sustainability Act, which allows the government to exercise emergency powers, including steps to lower spending on government operations and labor, to deal with its fiscal crisis. In April of 2015, the Puerto Rico House of Representatives voted to reject the Governor of Puerto Rico’s proposed tax reform bill that was intended to raise additional general fund revenues. It is unknown how the Governor of Puerto Rico will proceed with tax reform and efforts to generate additional revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

In August of 2014, National, along with other insurers and certain bondholders provided PREPA a forbearance through March 31, 2015. As part of the conditions to the forbearance, PREPA retained a Chief Restructuring Officer and agreed to certain disclosure covenants, including weekly cash flow forecasts, a report on its accounts receivables, and a draft business plan. The forbearance has been subsequently extended three times and is currently set to expire on June 4, 2015.

Meanwhile, the Governor of Puerto Rico has been pushing for legislative steps to restore the financial health of PRHTA and eliminate the recurring need for deficit financing from the GDB. In January of 2015, legislation was passed that provides for an increase in the aggregate petroleum products tax from $9.25 per barrel to $15.50 per barrel, the reallocation of a portion of the petroleum products tax to another entity, and allows for transfer of certain PRHTA debts to another entity for repayment.

Since January 1, 2015, S&P, Fitch Ratings and Moody’s further downgraded the ratings of certain Puerto Rico issuers, including COFINA, to below investment grade ratings with a negative outlook due to narrowing liquidity, sluggish economic growth and failure to provide a budget. Although we have downgraded our internal rating of certain Puerto Rico issuers, including PREPA and PRHTA, to below investment grade, all of the insured obligations included in the preceding table are presently current on debt service payments (with PREPA utilizing debt service reserve funds to pay its July 1, 2014 and January 1, 2015 debt service payments). Currently, the remaining debt service reserve funds are insufficient to pay PREPA’s full debt service payment due July 1, 2015.

Corporate

Our corporate segment consists of general corporate activities, including providing general support services to MBIA Inc.’s subsidiaries, asset and debt management and other business development activities. General support services are provided by our service company, MBIA Services, which provide various support services including, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. Asset and debt management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiaries, IMC and GFL. MBIA Inc. issued debt to finance the operations of the MBIA group. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. It also provided customized products for funds that were invested as part of asset-backed or structured product transactions. GFL raised funds through the issuance of MTNs with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. The Company ceased issuing these investment agreements and MTNs and the outstanding liability balances and corresponding asset balances have declined over time as liabilities mature, terminate or are retired. All of the debt within the corporate segment is managed collectively and is serviced by the financial resources available to MBIA Inc. Asset management activities provide for opportunities in investments and provide general liquidity support to MBIA Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the consolidated results of our corporate segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Percent Change
In millions	2015	2014
Net investment income	$8	$11	-27%
Fees	13	14	-7%
Net gains (losses) on financial instruments at fair value and foreign exchange	32	(52)	n/m
Net gains (losses) on extinguishment of debt	-	1	-100%
Other net realized gains (losses)	24	1	n/m
Revenues of consolidated VIEs:
Other net realized gains (losses)	-	(5)	-100%

Total revenues	77	(30)	n/m

Operating	20	21	-5%
Interest	25	28	-11%

Total expenses	45	49	-8%

Income (loss) before income taxes	32	(79)	-141%
Provision (benefit) for income taxes	17	(21)	n/m

Net income (loss)	$15	$(58)	-126%

n/m - Percent change not meaningful.

NET INVESTMENT INCOME The decrease in net investment income for the three months ended March 31, 2015 compared with the same period of 2014 was primarily due to lower average asset balances as investments were sold to repay or repurchase debt and outstanding common shares.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended March 31, 2015 compared with the same period of 2014 was primarily due to foreign currency exchange gains on Euro denominated liabilities from changes in the U.S. dollar to Euro foreign exchange rate and changes in the fair value of outstanding warrants issued on MBIA Inc. common stock. The changes in the fair value of outstanding warrants were primarily attributable to volatility, which is used in the valuation of the warrants. This favorable change was partially offset by realized losses from asset sales.

OTHER NET REALIZED GAINS (LOSSES) The increase in other net realized gains for the three months ended March 31, 2015 compared with the same period of 2014 was primarily due to the gain from the sale of Cutwater in the first quarter of 2015.

REVENUES OF CONSOLIDATED VIEs For the three months ended March 31, 2014, total revenues of consolidated variable interest entities (“VIEs”) related to net losses as a result of the deconsolidation of VIEs.

INTEREST EXPENSE Interest expense decreased for the three months ended March 31, 2015 compared with the same period of 2014 primarily due to the continued maturity and repurchases of liabilities by the Company.

PROVISION (BENEFIT) FOR INCOME TAXES The provision for income taxes for the three months ended March 31, 2015 was higher than the statutory rate of 35% principally due change in value of non-deductible warrants issued by the Company and write-offs of deferred tax assets primarily due to the sale of Cutwater. The benefit for income taxes for the three months ended March 31, 2014 was lower than the statutory rate of 35% principally changes in the value of non-deductible warrants issued by the Company, partially offset by an increase in our valuation allowance against our deferred tax asset.

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

The following table presents a reconciliation of GAAP net income (loss) to operating income (loss) for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
In millions	2015	2014
Net income (loss)	$15	$(58)
Less: after-tax adjustments:
Mark-to-market gains (losses) on financial instruments(1)	(17)	(35)
Foreign exchange gains (losses)(1)	42	(2)
Net gains (losses) on sales of investments(1)	(1)	1
Other net realized gains (losses)(2)	13	-
Tax valuation allowance on adjustments(3)	-	(1)

Operating income (loss)	$(22)	$(21)

(1) -	Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” and the corresponding tax effects are reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(2) -	Relates to the after-tax gain on the sale of Cutwater.

(3) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

International and Structured Finance Insurance

Our international and structured finance insurance portfolio is principally operated through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, non-U.S. public finance and global structured finance insured obligations when due or, in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain guaranteed investment contracts written by MBIA Inc. are insured by MBIA Corp., and if MBIA Inc. or such subsidiaries were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments under its insurance policies. MBIA Corp. also insured debt obligations of other affiliates, including GFL and IMC. MBIA Corp. has also written insurance policies guaranteeing the obligations under credit default swaps (“CDS”) contracts of an affiliate, LaCrosse Financial Products, LLC (“LaCrosse”), including termination payments that may become due in certain events, including the insolvency or payment defaults of MBIA Corp. or LaCrosse. MBIA Insurance Corporation also provides reinsurance to its insurance subsidiaries.

MBIA Corp. insures non-U.S. public finance and global structured finance, including asset-backed obligations. MBIA Corp. has insured sovereign-related and sub-sovereign bonds, utilities, privately issued bonds used for the financing of projects that include toll roads, bridges, airports, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, and leases for equipment, aircraft and real estate property. We no longer insure new credit derivative contracts except for transactions related to the reduction of existing derivative exposure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our international and structured finance insurance segment results for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Percent Change
In millions	2015	2014
Net premiums earned	$25	$33	-24%
Net investment income	3	3	-%
Fees and reimbursements	18	14	29%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(9)	(370)	-98%
Unrealized gains (losses) on insured derivatives	37	838	-96%

Net change in fair value of insured derivatives	28	468	-94%
Net gains (losses) on financial instruments at fair value and foreign exchange	(4)	(3)	33%
Revenues of consolidated VIEs:
Net investment income	12	12	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	(10)	2	n/m

Total revenues	72	529	-86%

Losses and loss adjustment	-	64	-100%
Amortization of deferred acquisition costs	21	19	11%
Operating	13	15	-13%
Interest	28	28	-%
Expenses of consolidated VIEs:
Operating	4	3	33%
Interest	10	10	-%

Total expenses	76	139	-45%

Income (loss) before income taxes	(4)	390	-101%
Provision (benefit) for income taxes	(2)	136	-101%

Net income (loss)	$(2)	$254	-101%

n/m - Percent change not meaningful.

For the three months ended March 31, 2015 and 2014, we did not have any new international and structured finance insurance writings. We do not expect to write new business in our international and structured finance insurance segment in the foreseeable future due to its current ratings, accumulated losses and non-policy claims. Our primary objectives are risk reduction, loss mitigation and value preservation. As of March 31, 2015, MBIA Corp.’s total insured gross par outstanding was $51.7 billion. Since December 31, 2007, our total insured gross par outstanding has decreased approximately 84% from $331.2 billion. Furthermore, MBIA UK is no longer permitted to write new business and any new financial guarantee insurance would require regulatory approval.

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. In addition, we generate net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Percent Change
In millions	2015	2014
Net premiums earned:
Non-U.S.	$18	$23	-22%
U.S.	7	10	-30%

Total net premiums earned	$25	$33	-24%

VIEs (eliminated in consolidation)	$3	$3	-%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Net premiums earned decreased for the three months ended March 31, 2015 compared with the same period of 2014 primarily due to decreases in scheduled premiums earned from the maturity and early settlement of insured transactions with no writings of new insurance policies.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The following table presents the net premiums and fees earned related to derivatives and the components of the net change in fair value of insured derivatives for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Percent Change
In millions	2015	2014
Net premiums and fees earned on insured derivatives	$4	$4	-%
Realized gains (losses) on insured derivatives	(13)	(374)	-97%

Realized gains (losses) and other settlements on insured derivatives	(9)	(370)	-98%
Unrealized gains (losses) on insured derivatives	37	838	-96%

Net change in fair value of insured derivatives	$28	$468	-94%

The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and scheduled amortizations. For the three months ended March 31, 2015, realized losses on insured derivatives resulted from claim payments on commercial mortgage-backed securities (“CMBS”) transactions.

The decrease in unrealized gains on insured derivatives for the three months ended March 31, 2015 compared with the same period of 2014 was primarily due to the reversals of unrealized losses from commutations in 2014, with no activity in the first quarter of 2015.

As of March 31, 2015, the cost of five year CDS referencing MBIA Corp. was 28.51% upfront plus 5% per annum compared with 12.00% upfront plus 5% per annum as of March 31, 2014. As of March 31, 2015 and December 31, 2014, the fair value of MBIA Corp.’s insured CDS liability was $207 million and $244 million, respectively. Our mark-to-market on insured credit derivatives uses the most appropriate of the one to ten year CDS cost for each transaction, and those costs ranged from 13.70% upfront plus 5% per annum to 29.26% upfront plus 5% per annum as of March 31, 2015. As of March 31, 2014, those costs ranged from 0.75% upfront plus 5% per annum to 17.06% upfront plus 5% per annum.

As of March 31, 2015, MBIA Corp. had $8.1 billion of gross par outstanding on insured credit derivatives compared with $9.5 billion as of December 31, 2014. During the three months ended March 31, 2015, three insured issues matured that totaled $1.3 billion in gross par outstanding. As of March 31, 2015, 16 insured issues remained, of which 9 insured issues with total gross par outstanding of $7.2 billion are scheduled to mature by the end of 2016.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses on financial instruments at fair value and foreign exchange for the three months ended March 31, 2015 and 2014 were primarily due to realized losses from foreign currency revaluation of Chilean Unidad de Fomento denominated unearned premium revenue.

REVENUES OF CONSOLIDATED VIEs For the three months ended March 31, 2015, total revenues of consolidated VIEs were $2 million compared with total revenues of $14 million for the same period of 2014. This decrease was primarily due to lower asset prices on net assets of consolidated VIEs. We elected to record at fair value certain instruments that are consolidated under accounting guidance for consolidation of VIEs, and as such, changes in fair value are reflected in earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Summary of Financial Guarantee Insurance Losses and LAE

The following table presents information about our financial guarantee insurance losses and LAE recorded in accordance with GAAP for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Percent Change
In millions	2015	2014
Losses and LAE related to expected payments	$(20)	$48	-142%
Recoveries of expected payments	20	17	18%

Gross losses incurred	-	65	-100%
Reinsurance	-	(1)	-100%

Losses and loss adjustment expenses	$-	$64	-100%

For the three months ended March 31, 2015, the decrease in losses and LAE related to expected payments and decrease in recoveries of expected payments primarily related to an international road transaction.

For the three months ended March 31, 2014, the increase in losses and LAE related to expected payments of $48 million primarily related to insured first and second-lien RMBS transactions. The recoveries of expected payments of $17 million primarily related to decreases in excess spread within the insured second-lien RMBS securitizations.

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

For the three months ended March 31, 2015, losses and LAE incurred included the elimination of a $33 million expense as a result of the consolidation of VIEs. The $33 million expense included gross losses related to expected payments of $36 million, partially offset by gross recoveries of expected payments of $3 million. For the three months ended March 31, 2014, losses and LAE incurred included the elimination of a $20 million expense as a result of the consolidation of VIEs. The $20 million expense included gross losses related to expected payments of $19 million and gross recoveries of expected payments of $1 million.

The Company’s insurance loss recoverable represents expected potential recoveries of paid claims based on probability-weighted net cash inflows discounted at applicable risk-free rates as of the measurement date. The loss and LAE reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the excess spread we expect from the performing mortgage loans in the securitizations. As payments are made, a portion of those expected future receipts is recorded within “Insurance loss recoverable” on our consolidated balance sheets. The payments that we make virtually all go to reduce the principal balances of the securitizations. The following table presents information about our insurance loss recoverable and reserves as of March 31, 2015 and December 31, 2014.

In millions	March 31, 2015	December 31, 2014	Percent Change
Assets:
Insurance loss recoverable	$523	$529	-1%
Reinsurance recoverable on paid and unpaid losses (1)	7	6	17%
Liabilities:
Gross loss and LAE reserves	$549	$583	-6%
Expected recoveries on unpaid losses	(85)	(122)	-30%

Loss and LAE reserves	$464	$461	1%

Insurance loss recoverable—ceded (2)	$1	$1	-%

(1) -	Reported within “Other assets” on our consolidated balance sheets.

(2) -	Reported within “Other liabilities” on our consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of March 31, 2015, loss and LAE reserves included $338 million, after eliminating $30 million related to our consolidated VIEs, of our remaining insured first and second-lien RMBS exposure.

Included in MBIA Corp.’s loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves, but excludes par outstanding, as of March 31, 2015 and December 31, 2014 for two issues that had no expected future claim payments or par outstanding, but for which MBIA Corp. was obligated to pay LAE incurred in prior periods. As of March 31, 2015 and December 31, 2014, loss and LAE reserves comprised the following:

	Number of Issues (1)		Loss and LAE Reserve		Par Outstanding
$ in millions	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Gross of reinsurance:
Issues with defaults	105	104	$350	$344	$4,776	$4,885
Issues without defaults	7	7	114	117	1,450	1,492

Total gross of reinsurance	112	111	$464	$461	$6,226	$6,377

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three months ended March 31, 2015 and 2014 are presented in the following table:

	Three Months Ended March 31,		Percent Change
In millions	2015	2014
Gross expenses	$13	$15	-13%

Amortization of deferred acquisition costs	$21	$19	11%
Operating	13	15	-13%

Total insurance operating expenses	$34	$34	-%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three months ended March 31, 2015 compared with the same period of 2014 primarily due to a decrease in compensation expense. The increase in the amortization of deferred acquisition costs for the three months ended March 31, 2015 compared with the same period of 2014 is due to higher refunding activity in 2015. Operating expenses decreased for the three months ended March 31, 2015 compared with the same period of 2014 due to decreases in gross expenses. We did not defer a material amount of policy acquisition costs during the first quarters of 2015 or 2014. Policy acquisition costs in these periods were primarily related to commissions and premium taxes on installment policies written in prior periods.

INSURED PORTFOLIO EXPOSURE The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of March 31, 2015 and December 31, 2014, 21% of our international and structured finance insured portfolio, was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

European Sovereign Debt Exposure

Uncertainties regarding European sovereign debt have affected the global economy. Outside the U.S. financial guarantee insurance has been used by issuers of sovereign-related and sub-sovereign bonds, structured finance securities, utility debt and financing for public purpose projects, among others. MBIA does not insure any direct European sovereign debt. However, we do insure both structured finance and public finance obligations in select international markets. MBIA’s indirect European sovereign insured debt exposure totaled $6.8 billion as of March 31, 2015 and included obligations of sovereign-related and sub-sovereign issuers, such as regions, departments, and sovereign-owned entities that are supported by a sovereign state, region or department. Of the $6.8 billion of insured gross par outstanding, $506 million, $322 million, and $200 million were related to Spain, Portugal, and Ireland, respectively. The remaining $5.8 billion was related to the United Kingdom. We closely monitor our existing insured European portfolios on an ongoing basis. We consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. We also monitor local accounting, regulatory and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. A default by one or more sovereign issuers could have an adverse effect on our insured debt exposures. The Company has an immaterial amount of direct and indirect European sovereign debt holdings included in its investment portfolios.

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

The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of March 31, 2015 and December 31, 2014. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of		Percent Change
	March 31,	December 31,
Collateral Type	2015	2014
HELOC Second-lien	$2,199	$2,296	-4%
CES Second-lien	2,087	2,180	-4%
Alt-A First-lien(1)	1,753	1,807	-3%
Subprime First-lien(2)	814	838	-3%
Prime First-lien	138	144	-4%

Total	$6,991	$7,265	-4%

(1) -	Includes international exposure of $488 million and $511 million as of March 31, 2015 and December 31, 2014, respectively.

(2) -	Includes international exposure of $3 million and $4 million as of March 31, 2015 and December 31, 2014, respectively.

Collateralized Debt Obligations and Related Instruments

As part of our international and structured finance insurance activities, MBIA Corp. typically provided guarantees on senior and, in a limited number of cases, mezzanine tranches of collateralized debt obligations (“CDOs”), as well as protection on structured CMBS pools and corporate securities, and CDS referencing such securities. The following discussion, including reported amounts and percentages, includes insured CDO transactions consolidated by the Company as VIEs.

As of March 31, 2015, MBIA Corp.’s $12.2 billion CDO portfolio represented 24% of its total insured gross par outstanding of $51.7 billion. As of December 31, 2014, MBIA Corp.’s $13.8 billion CDO portfolio represented 25% of its total insured gross par outstanding of $55.2 billion. In addition to the below table, MBIA Corp. insures approximately $496 million in commercial real estate (“CRE”) loan pools, comprising both European and domestic assets. The distribution of our insured CDO and related instruments portfolio by collateral type is presented in the following table:

In millions	Gross Par Outstanding as of		Percent Change
	March 31,	December 31,
Collateral Type	2015	2014
Multi-sector CDOs	$799	$960	-17%
Investment grade corporate CDOs	5,764	6,824	-16%
High yield corporate CDOs	3,562	3,740	-5%
Structured CMBS pools	1,286	1,498	-14%
CRE CDOs	808	825	-2%

Total	$12,219	$13,847	-12%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Loss Remediation Transactions

We may seek to purchase, directly or indirectly, obligations guaranteed by MBIA or seek to commute policies. The amount of insurance exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time, and other considerations. In some cases, these activities may result in a reduction of loss reserves, but in all cases they are intended to limit our ultimate losses and reduce the future volatility in loss development on the related policies. Our ability to purchase guaranteed obligations and to commute policies will depend on management’s assessment of available liquidity.

U.S. Public Finance and International and Structured Finance Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The following table presents information about our reinsurance agreements as of March 31, 2015 for our U.S. public finance and international and structured finance insurance operations:

In millions	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable (1)
Reinsurers
Assured Guaranty Re Ltd.	AA (Stable Outlook)	Baa1 (Negative Outlook)	$3,442	$31	$1
Assured Guaranty Corp.	AA (Stable Outlook)	A3 (Negative Outlook)	1,853	-	6
Overseas Private Investment Corporation	AA+ (Stable Outlook)	Aaa (Stable Outlook)	280	-	-
Others	A- or above	A2 or above	139	2	-

Total			$5,714	$33	$7

(1) -	Total reinsurance recoverable is primarily recoverables on unpaid losses.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. The Company remains liable on a primary basis for all reinsured risk. Based on MBIA’s assessment of the credit risk of its reinsurers and expected claims under the reinsurance agreements, MBIA believes that its reinsurers remain capable of meeting their obligations, although there can be no assurance of such in the future.

As of March 31, 2015, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $5.7 billion compared with $6.1 billion as of December 31, 2014. As of March 31, 2015, $4.7 billion of the ceded par outstanding was ceded from our U.S. public finance insurance segment and $1.0 billion was ceded from our international and structured finance insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments.

Advisory Services

Until January of 2015, we conducted our asset management and advisory business primarily through Cutwater. Cutwater had provided advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. Effective January 1, 2015, we completed the sale of Cutwater to a subsidiary of the Bank of New York Mellon Corporation and exited our advisory services business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the results and assets under management of our advisory services segment for the three months ended March 31, 2014. These results include revenues and expenses from transactions with the Company’s other segments.

In millions	Three Months Ended March 31, 2014
Fees	$9
Net gains (losses) of financial instruments at fair value and foreign exchange	(4)

Total revenues	5
Operating expenses	12

Income (loss) before income taxes	(7)
Provision (benefit) for income taxes	(1)

Net income (loss)	$(6)

Ending assets under management:
Third-party	$12,589
Insurance	5,992
Corporate and conduit	4,660

Total ending assets under management	$23,241

Average third-party assets under management	$12,654

Conduit

In 2014, the Company’s conduit segment was operated through Meridian and administered through MBIA Asset Finance, LLC. Assets financed by Meridian were funded by MTNs. In the second quarter of 2014, we retired the remaining $129 million of outstanding MTNs issued by Meridian and dissolved the conduit segment. Certain of MBIA’s consolidated subsidiaries had received fees for services provided to Meridian.

The following table presents the results of our conduit segment for the three months ended March 31, 2014. These results include revenues and expenses from transactions with the Company’s other segments.

In millions	Three Months Ended March 31, 2014
Revenues of consolidated VIEs:
Net gains (losses) on extinguishment of debt	$4
Provision (benefit) for income taxes	1

Net income (loss)	$3

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2015 and 2014 are presented in the following table:

	Three Months Ended March 31,
In millions	2015	2014
Income (loss) before income taxes	$113	$404
Provision (benefit) for income taxes	$44	$148
Effective tax rate	38.9%	36.6%

For the three months ended March 31, 2015, our effective tax rate applied to our income (loss) before income taxes was higher than the U.S. statutory tax rate of 35% primarily due to the fluctuation of the value of non-deductible warrants issued by the Company.

For the three months ended March 31, 2014, our effective tax rate applied to our income (loss) before income taxes was higher than the U.S. statutory tax rate of 35% primarily due to the non-deductibility of certain expenses and an increase in our valuation allowance against our deferred tax asset.

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

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Corp. Total capital resources were $5.4 billion as of March 31, 2015 and December 31, 2014. MBIA Inc. uses its capital resources to support the business activities of its subsidiaries. As of March 31, 2015, MBIA Inc.’s investments in subsidiaries totaled $4.2 billion.

In addition, MBIA Inc. also supports the MTN and investment agreement obligations originally issued by the Company. We seek to maintain sufficient liquidity and capital resources to meet the Company’s general corporate needs. As of March 31, 2015 and December 31, 2014, net debt of MBIA Inc., which primarily comprised long-term debt, MTNs, investment agreements and derivative liabilities net of cash and investments at amortized cost and a tax receivable from subsidiaries, totaled $643 million and $740 million, respectively. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient cash to satisfy its net debt and its general corporate needs over time from distributions from its operating subsidiaries however, there can be no assurance that MBIA Inc. will have sufficient cash in the event of unanticipated operating expenses. In addition, the Company may also consider raising third-party capital. For further information, see “Strategic Plan Related and Other Risk Factors” in Part I, Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and “Liquidity—MBIA Inc. Liquidity” section for additional information about MBIA Inc.’s liquidity.

Securities Repurchases

Repurchases of debt and common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We may also choose to redeem debt obligations where permitted by the relevant agreements.

Equity securities

During the three months ended March 31, 2015, we repurchased 8,573,120 common shares of MBIA Inc. under our share repurchase program at an average share price of $8.83. Subsequent to March 31, 2015, we repurchased an additional 1,911,115 common shares of MBIA Inc. at an average price of $9.15 per share. As of May 5, 2015, $95 million was available for future repurchases under the program.

Debt securities

In addition to equity repurchases, MBIA Inc. or its subsidiaries may repurchase or redeem their outstanding debt at prices that we deem to be economically advantageous. During the three months ended March 31, 2015, we repurchased approximately $26 million par value outstanding of GFL MTNs issued by our corporate segment at a weighted average cost of approximately 99% of par value. Also, we repurchased approximately $10 million par value outstanding of the 7.00% Debentures due 2025 issued by our corporate segment at a weighted average cost of approximately 105% of par value.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National

Capital and Surplus

National reported total statutory capital of $3.3 billion as of March 31, 2015 and December 31, 2014. As of March 31, 2015, statutory capital comprised $1.1 billion of contingency reserves and $2.2 billion of policyholders’ surplus. National had statutory net income of $64 million for the three months ended March 31, 2015. As of March 31, 2015, National’s unassigned surplus was $1.7 billion.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Refer to the following “MBIA Corp.—Capital and Surplus” section for additional information about contingency reserves under the NYIL. As of March 31, 2015 and December 31, 2014, National was not in compliance with certain of its single risk limits but was in compliance with its aggregate risk limits.

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

National had positive earned surplus as of March 31, 2015, which provides National with dividend capacity. As a condition to the NYSDFS’ approval of the simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) between MBIA Inc. and National, the NYSDFS requested that, until the notional amount of the Asset Swap has been reduced to 5% or less of National’s admitted assets, each of MBIA Inc., MBIA Corp. and National provide the NYSDFS with three months prior notice, or such shorter period as the NYSDFS may permit, of its intent to initiate cash dividends on shares of its common stock. Declared and paid dividend amounts from National in the foreseeable future will be limited based on net investment income and will be substantially lower than previous dividends.

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

National’s CPR and components thereto, as of March 31, 2015 and December 31, 2014 are presented in the following table:

In millions	As of March 31, 2015	As of December 31, 2014
Policyholders’ surplus	$2,278	$2,190
Contingency reserves	1,051	1,076

Statutory capital	3,329	3,266
Unearned premium reserve	1,289	1,375
Present value of installment premiums (1)	216	216

Premium resources (2)	1,505	1,591
Net loss and LAE reserves (1)	(17)	(13)
Salvage reserves	102	106

Gross loss and LAE reserve	85	93

Total claims-paying resources	$4,919	$4,950

(1) -	Calculated using a discount rate of 2.90% as of March 31, 2015 and December 31, 2014.

(2) -	Includes financial guarantee and insured credit derivative related premiums.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

MBIA Corp.

Capital and Surplus

MBIA Corp. reported total statutory capital of $857 million as of March 31, 2015 compared with $859 million as of December 31, 2014. As of March 31, 2015, statutory capital comprised $308 million of contingency reserves and $549 million of policyholders’ surplus. For the three months ended March 31, 2015, MBIA Corp. had statutory net income of $3 million. MBIA Corp.’s policyholders’ surplus as of March 31, 2015 included a negative unassigned surplus of $1.5 billion. As of March 31, 2015, MBIA Corp.’s policyholders’ surplus was negatively impacted by $94 million because under NYIL it was not permitted to treat as an admitted asset the portion of its investment in subsidiaries in excess of 60% of net admitted assets less the par value of common and preferred stock and liabilities. This overage was caused by a decrease in MBIA Corp.’s policyholders’ surplus due to insured losses in the past. MBIA Corp.’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred and the percentage of its assets invested in subsidiaries continues to increase.

As of March 31, 2015, MBIA Corp. recognized estimated recoveries of $371 million, net of reinsurance on a statutory basis related to put-backs of ineligible mortgage loans in its insured transactions and $542 million related to excess spread recoveries on second-lien RMBS, net of reinsurance. These excess spread recoveries represented 63% of MBIA Corp.’s statutory capital as of March 31, 2015. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.

Under NYIL, MBIA Corp. is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Reductions in the contingency reserve may be recognized based on excessive reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As a result of regulatory approved reductions, MBIA Corp.’s contingency reserves of $308 million as of March 31, 2015 represented reserves on 53 of the 376 outstanding credits insured by MBIA Corp.

In order to maintain its New York State financial guarantee insurance license, MBIA Corp. is required to maintain a minimum of $65 million of policyholders’ surplus. Under NYIL, MBIA Corp. is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of March 31, 2015, MBIA Corp. maintained its minimum requirement of policyholders’ surplus and had enough qualifying assets to support its contingency reserves.

In connection with MBIA Corp. obtaining approval from the NYSDFS to release excessive contingency reserves in previous periods, MBIA Corp. agreed that it would not pay any dividends without prior approval from the NYSDFS. Due to its significant negative earned surplus, MBIA Corp. has not had the statutory capacity to pay dividends since December 31, 2009. Based on estimated future income, MBIA Corp. is not expected to have any statutory capacity to pay any dividends for the foreseeable future.

As of March 31, 2015, MBIA Corp. was in compliance with its aggregate risk limits under the NYIL. If MBIA Corp. is not in compliance with its aggregate risk limits, the NYSDFS may prevent MBIA Corp. from transacting any new financial guarantee insurance business until it no longer exceeds the limitations. In 2015, MBIA Corp. will be reporting overages to the NYSDFS with respect to its single risk limits. In 2014, MBIA Corp. reported additional overages to the NYSDFS with respect to its single risk limits due to changes in its statutory capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

As of March 31, 2015, the par amount outstanding of MBIA Corp.’s 14% Fixed-to-Floating Rate Surplus Notes due January 15, 2033 (the “Surplus Notes”) was $953 million. Section 1307 of the Insurance Law and the Fiscal Agency Agreement governing the surplus notes (the “Fiscal Agency Agreement”), which was approved as it relates to Section 1307 by the NYSDFS in connection with the issuance of the Surplus Notes, each impose restrictions on the payments of principal and interest (or the redemption price or any make-whole premium) on the Surplus Notes (“Surplus Note Payments”). Section 1307 of the Insurance Law provides that any payments on surplus notes issued by an insurer “shall be repaid only out of free and divisible surplus of such insurer with the approval of the superintendent whenever, in his judgment, the financial condition of such insurer warrants.” The Superintendent has broad discretion in determining whether to allow us to make Surplus Note Payments. We are not aware of any guidelines or interpretations that govern the exercise of the Superintendent’s discretion under Section 1307 in determining whether the financial condition of an insurer warrants the making of such payments. The Fiscal Agency Agreement provides that (a) Surplus Note Payments may be made only with the prior approval of the Superintendent, whenever, in his judgment, the financial condition of MBIA Corp. warrants, and (b) any such Surplus Note Payments may only be made to the extent MBIA Corp. has sufficient “Eligible Surplus” to make such payment. The Fiscal Agency Agreement defines “Eligible Surplus” as MBIA Corp. “surplus as regards policyholders,” less the sum of its “common capital stock” and “preferred capital stock”, as shown on its annual and quarterly statements filed with state insurance regulatory authorities. While the insurance law does not explicitly set forth the calculation of “free and divisible surplus”, MBIA believes that the calculation of Eligible Surplus, as set forth in the Fiscal Agency Agreement and as accepted by the NYSDFS, is the appropriate calculation of “free and divisible surplus”. MBIA Corp.’s “free and divisible” surplus, determined as set forth above, was $258 million as of March 31, 2015 representing an increase of $7 million from December 31, 2014. The increase in MBIA Corp.’s “free and divisible” surplus during the first quarter of 2015 primarily resulted from the release of $9 million of contingency reserves associated with policies that matured or were contractually terminated during the three months ended March 31, 2015. MBIA Corp. is required to seek the Superintendent’s approval to make payments of interest and principal when scheduled on the Surplus Notes. There is no assurance the Superintendent will approve Surplus Note Payments. Notwithstanding the sufficiency of MBIA Corp.’s Eligible Surplus available for the payment of Surplus Note Payments, the NYSDFS may deny approval of any Surplus Note Payments if the Superintendent concludes that MBIA Corp.’s financial condition does not warrant such approval.

The NYSDFS has not approved MBIA Corp.’s requests to make interest payments on the Surplus Notes since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Corp.’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of April 15, 2015, the scheduled interest payment date, there was $314 million of unpaid interest on the Surplus Notes. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Corp. obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

MBIA Corp.’s CPR and components thereto, as of March 31, 2015 and December 31, 2014 are presented in the following table:

In millions	As of March 31, 2015	As of December 31, 2014
Policyholders’ surplus	$549	$542
Contingency reserves	308	317

Statutory capital	857	859
Unearned premium reserve	412	434
Present value of installment premiums (1)	619	662

Premium resources (2)	1,031	1,096
Net loss and LAE reserves (1)	(239)	(237)
Salvage reserves (3)	924	938

Gross loss and LAE reserve	685	701

Total claims-paying resources	$2,573	$2,656

(1) -	Calculated using a discount rate of 5.17% as of March 31, 2015 and December 31, 2014.

(2) -	Includes financial guarantee and insured credit derivative related premiums.

(3) -	This amount primarily consists of expected recoveries related to the Company’s excess spread.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Based on our projections of National and MBIA Corp.’s future earnings and losses, we expect that for the foreseeable future National will be the primary source for MBIA Inc. of dividends and tax sharing agreement payments. There can be no assurance as to the amount and timing of any such dividends or payments under the tax sharing agreements. Declared and paid dividend amounts from National for the next several years will be limited based on net investment income and will be substantially lower than previous dividends. Refer to the “Capital Resources – Insurance Statutory Capital” section for additional information on payments of dividends. As stated above, we do not expect MBIA Inc. to receive distributions from MBIA Corp. for the foreseeable future.

During the three months ended March 31, 2015, $228 million was released to MBIA Inc. under the MBIA group tax sharing agreement and related escrow agreement. This amount represented National’s liability under the tax sharing agreement for the 2012 tax year, which was released from escrow pursuant to the terms under the tax sharing agreement following the expiration of National’s two-year net operating loss carry-back period under U.S. tax rules. As of March 31, 2015, $193 million remained in escrow for the 2013 through the 2015 tax years. Based on our projections of National’s taxable income and the market performance of the Tax Escrow Account, we expect to release up to $111 million from the Tax Escrow Account related to the 2013 tax year in January of 2016. There can be no assurance that payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc.

Currently, the majority of the cash and securities of MBIA Inc. is pledged against investment agreement liabilities, derivatives and the Asset Swap, which limit its ability to raise liquidity through asset sales. If the market value or rating eligibility of the assets which are pledged against MBIA Inc.’s obligations were to decline, we would be required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. To mitigate these risks, we seek to maintain cash and liquidity resources that we believe will be sufficient to make all payments due on our obligations and to meet other financial requirements, such as posting collateral. Contingent liquidity resources include: (1) accessing the capital markets; (2) sales of invested assets exposed to credit spread stress risk, which may occur at losses and increase MBIA Inc.’s net debt; and (3) termination and settlement of interest rate swap agreements. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk. Information concerning our credit spread sensitivity appears in Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

As of March 31, 2015 and December 31, 2014, the liquidity position of MBIA Inc. comprising cash and liquid assets for general corporate purposes, excluding the amounts held in escrow under its tax sharing agreement, were $567 million and $498 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

MBIA Corp. Liquidity

The primary sources of cash within our international and structured finance insurance segment include:

•	the collection of installment premiums;

•	principal and interest receipts on assets held in its investment portfolio; and

•	our ability to collect on recoveries associated with loss payments.

The primary uses of cash within our international and structured finance insurance segment include:

•	loss payments on insured transactions;

•	payments made to commute insured exposures;

•

payments of principal and interest related to its surplus notes, to the extent approved by the NYSDFS. Refer to “Capital Resources – Insurance Statutory Capital” for a discussion on the denied requests from the NYSDFS to pay interest on its surplus notes; and

•	payments of operating expenses.

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

MBIA Corp. has recorded expected excess spread recoveries of $627 million as of March 31, 2015 associated with insured second-lien RMBS issues, including recoveries related to consolidated VIEs. MBIA Corp. has also recorded expected recoveries related to its claims against Credit Suisse related to ineligible loans included in an MBIA Corp. insured RMBS transaction. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. During the three months ended March 31, 2015, MBIA Corp. collected $27 million of excess spread recoveries related to insured second-lien RMBS issues. During the three months ended March 31, 2015, recoveries on second-lien RMBS issues exceeded paid claims and LAE by $10 million.

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

As of March 31, 2015, MBIA Corp. held cash and investments of $1.2 billion, of which $415 million comprised cash and highly liquid assets that were immediately available to MBIA Corp. Included in the $1.2 billion was $667 million of cash and investments held by MBIA Insurance Corporation’s subsidiaries. As of December 31, 2014, MBIA Corp. held cash and investments of $1.2 billion, of which $443 million comprised cash and highly liquid assets that were immediately available to MBIA Corp. Included in the $1.2 billion was $701 million of cash and investments held by MBIA Insurance Corporation’s subsidiaries. Currently, MBIA UK can only pay dividends to MBIA Insurance Corporation with the approval of the PRA; however, there is no certainty as to when such consent would be provided. Based on MBIA Corp.’s liquidity position and our assessment of payment risks on insured exposures, we believe that MBIA Corp.’s liquidity resources, including expected cash inflows, will adequately provide for anticipated cash outflows, including expected future claim payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

National Liquidity

The primary sources of cash within our U.S. public finance insurance segment include:

•	the collection of installment premiums; and

•	principal and interest receipts on assets held in its investment portfolio.

The primary uses of cash within our U.S. public finance insurance segment include:

•	loss payments on insured transactions; and

•	payments of operating expenses and taxes.

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

National maintains the Asset Swap with MBIA Inc. which provides MBIA Inc. with eligible assets to pledge under investment agreements and derivative contracts. As of March 31, 2015, the notional amount used under each of these agreements was $385 million and the fair value of collateral pledged by National and MBIA Inc. under these agreements was $399 million and $414 million, respectively. The net average interest rate on these transactions was 0.24% and 0.28% for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, National held cash and short-term investments of $487 million, of which $468 million was highly liquid and comprised highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds. As of December 31, 2014, National held cash and short-term investments of $595 million, of which $528 million was highly liquid and comprised commercial paper, money market funds, and highly rated municipal, U.S. agency and corporate bonds.

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Percent Change
In millions	2015	2014
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(9)	$(424)	-98%
Investing activities	120	210	-43%
Financing activities	(256)	(312)	-18%
Effect of exchange rate changes on cash and cash equivalents	(10)	1	n/m
Cash and cash equivalents—beginning of period	782	1,258	-38%

Cash and cash equivalents—end of period	$627	$733	-14%

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Operating activities

Net cash used by operating activities decreased for the three months ended March 31, 2015 compared with the same period of 2014 primarily due to decreases in insured derivative commutations and financial guarantee losses and LAE paid of $399 million and operating and employee related expenses paid of $56 million, partially offset by decreases in premiums, fees, reimbursements and investment income received of $33 million.

Investing activities

Net cash provided by investing activities decreased for the three months ended March 31, 2015 compared with the same period of 2014 primarily due to an increase in collateral posting of $156 million and declines in proceeds from net sales, paydowns and maturities of investments of $41 million, partially offset by an increase in proceeds for derivative settlements of $78 million.

Financing activities

Net cash used by financing activities decreased for the three months ended March 31, 2015 compared with the same period of 2014 primarily due to a decrease in the principal paydowns of VIE notes of $138 million, partially offset by purchases of treasury stock of $75 million and paydowns of long-term debt of $11 million.

Investments

The following discussion of investments, including references to consolidated investments, excludes investments reported under “Assets of consolidated variable interest entities” on our consolidated balance sheets. Investments of VIEs support the repayment of VIE obligations and are not available to settle obligations of MBIA. Our available-for-sale (“AFS”) investments comprise high-quality fixed-income securities and short-term investments. The following table presents our investment portfolio as of March 31, 2015 and December 31, 2014:

In millions	As of March 31, 2015	As of December 31, 2014	Percent Change
Available-for-sale investments:
U.S. public finance insurance
Amortized cost	$4,391	$4,390	-%
Unrealized net gain (loss)	16	(7)	n/m

Fair value	4,407	4,383	1%

International and structured finance insurance
Amortized cost	842	654	29%
Unrealized net gain (loss)	22	20	10%

Fair value	864	674	28%

Corporate
Amortized cost	1,211	1,465	-17%
Unrealized net gain (loss)	57	49	16%

Fair value	1,268	1,514	-16%

Total available-for-sale investments:
Amortized cost	6,444	6,509	-1%
Unrealized net gain (loss)	95	62	53%

Total available-for-sale investments at fair value	6,539	6,571	-%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

In millions	As of March 31, 2015	As of December 31, 2014	Percent Change
Investments carried at fair value:
U.S. public finance insurance
Amortized cost	143	144	-1%
Unrealized net gain (loss)	-	(1)	-100%

Fair value	143	143	-%

International and structured finance insurance
Amortized cost	1	-	n/m
Unrealized net gain (loss)	-	-	-%

Fair value	1	-	n/m

Corporate
Amortized cost	126	112	13%
Unrealized net gain (loss)	-	-	-%

Fair value	126	112	13%

Total investments carried at fair value:
Amortized cost	270	256	5%
Unrealized net gain (loss)	-	(1)	-100%

Total investments carried at fair value	270	255	6%

Other investments at amortized cost:
U.S. public finance insurance	3	4	-25%
Corporate	1	-	n/m

Total other investments at amortized cost	4	4	-%

Consolidated investments at carrying value	$6,813	$6,830	-%

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

Credit Quality

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, based on ratings from Moody’s as of March 31, 2015 is presented in the following table. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance Insurance		International and Structured Finance Insurance		Corporate		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Available-for-sale:
Aaa	$1,796	45%	$147	31%	$301	34%	$2,244	42%
Aa	1,358	34%	233	50%	106	12%	1,697	31%
A	689	17%	62	13%	329	37%	1,080	20%
Baa	133	3%	7	1%	77	9%	217	4%
Below investment grade	26	1%	9	2%	48	5%	83	2%
Not rated	12	-%	12	3%	28	3%	52	1%

Total	$4,014	100%	$470	100%	$889	100%	$5,373	100%
Short-term investments	384		393		376		1,153
Investments carried at fair value	143		1		126		270
Other investments	12		1		4		17

Consolidated investments at carrying value	$4,553		$865		$1,395		$6,813

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

As of March 31, 2015, the weighted average credit quality of the Company’s AFS investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance Insurance	International and Structured Finance Insurance	Corporate
Weighted average credit quality ratings	Aa	Aa	Aa

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by National and MBIA Corp. (“Company-Insured Investments”). As of March 31, 2015, Insured Investments at fair value represented $485 million or 7% of consolidated investments, of which $309 million or 5% of consolidated investments were Company-Insured Investments. As of March 31, 2015, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the A range.

In purchasing Insured Investments, the Company independently assesses the underlying credit quality, structure and liquidity of each investment, in addition to the creditworthiness of the insurer. Insured Investments are diverse by sector, issuer and size of holding. The Company assigns underlying ratings to its Insured Investments without giving effect to financial guarantees based on underlying ratings assigned by Moody’s, or another external agency when a rating is not published by Moody’s. When an external underlying rating is not available, the underlying rating is based on the Company’s best estimate of the rating of such investment. A downgrade of a financial guarantee insurer has historically had an adverse effect on the fair value of investments insured by the downgraded financial guarantee insurer. If MBIA determines that declines in the fair values of Insured Investments are other-than-temporary, the Company will record a realized loss through earnings.

The underlying ratings of the Company-Insured Investments as of March 31, 2015 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions	U.S. Public Finance Insurance	International and Structured Finance Insurance	Corporate	Total

Underlying Ratings Scale
National:
Aa	$-	$-	$30	$30
A	21	-	166	187

Total National	$21	$-	$196	$217

MBIA Corp.:
Aa	$-	$-	$41	$41
Below investment grade	-	3	48	51

Total MBIA Corp.	$-	$3	$89	$92

Total Company-Insured Investments	$21	$3	$285	$309

Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of March 31, 2015, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the A range, and investments rated below investment grade in the Company-Insured Investments were 1% of the total consolidated investment portfolio.

Impaired Investments

As of March 31, 2015 and December 31, 2014, we held impaired AFS investments (investments for which fair value was less than amortized cost) with a fair value of $1.4 billion and $2.1 billion, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

We analyze impaired investments within our investment portfolio for OTTI on a quarterly basis. Key factors considered when assessing OTTI include but are not limited to: (a) structural and economic factors among security types that represent our largest exposure to credit impairment losses; (b) the duration and severity of the unrealized losses (i.e., a decline in the market value of a security by 20% or more at the time of the review, or 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period); and (c) the results of various cash flow modeling techniques. Our cash flow analysis considers all sources of cash, including credit enhancement, that support the payment of amounts owed by an issuer of a security. This includes the consideration of cash to be provided by financial guarantors, including MBIA Corp., resulting from an actual or potential insurance policy claim.

Refer to “Note 7: Investments” in the Notes to Consolidated Financial Statements for a detailed discussion about impaired investments.

Debt Obligations

Principal payments due under our debt obligations for the nine months ending December 31, 2015 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. The repayment of principal on our surplus notes is reflected in 2018, which is the next call date. Principal payments under investment agreements are based on scheduled withdrawal dates. All other principal payments are based on contractual maturity dates. Foreign currency denominated liabilities are presented in U.S. dollars using applicable exchange rates as of March 31, 2015, and liabilities issued at a discount reflect principal amounts due at maturity.

	As of March 31, 2015
In millions	Nine Months Ending December 31, 2015	2016	2017	2018	2019	Thereafter	Total
International and structured finance insurance segment:
Variable interest entity notes	$470	$471	$497	$468	$339	$3,083	$5,328
Surplus notes	-	-	-	940	-	-	940
Corporate segment:
Long-term debt	-	-	-	-	-	573	573
Investment agreements	30	41	56	17	8	453	605
Medium-term notes	73	113	53	59	55	1,093	1,446

Total	$573	$625	$606	$1,484	$402	$5,202	$8,892

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

MBIA minimizes its exposure to interest rate risk, foreign exchange risk and credit spread movement through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities. In addition, the Company enters into various derivative agreements that hedge the risk of loss due to market volatility.

Interest Rate Sensitivity

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of March 31, 2015 from instantaneous shifts in interest rates:

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$30	$52	$50	$(71)	$(150)	$(230)

Foreign Exchange Rate Sensitivity

The Company is exposed to foreign exchange rate risk in respect of assets and liabilities denominated in currencies other than U.S. dollars. In addition to our international insurance business, some of the remaining liabilities included in our corporate segment are denominated in currencies other than U.S. dollars. Also, the Company regularly makes investments denominated in foreign currencies. The majority of the Company’s foreign exchange rate risks is with the pound sterling and the euro. Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of March 31, 2015 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(3)	$(2)	$2	$3

Credit Spread Sensitivity

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of March 31, 2015 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. National’s investment portfolio would generally be expected to experience lower credit spread volatility than other investment portfolios since National has higher credit quality and portfolio composition in sectors that have been less volatile historically. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio.

Change in Credit Spreads
	50 Basis	50 Basis	200 Basis
	Point	Point	Point
In millions	Decrease	Increase	Increase
Estimated change in fair value	$68	$(71)	$(295)

Credit Derivatives Sensitivity

MBIA Corp. issued insurance policies insuring payments due on structured credit derivative contracts which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. The majority of these structured CDS related to structured finance transactions with underlying reference obligations of cash securities and CDS referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, ABS, RMBS and CMBS. These transactions were usually underwritten at or above a triple-A credit rating level. As of March 31, 2015, approximately 72% of the tranches insured by the Company were rated triple-A.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

In the first quarter of 2015, MBIA Corp. has observed a widening of its own credit spreads. As changes in fair value can be caused by factors unrelated to the performance of MBIA Corp.’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposures, the application of fair value accounting will cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

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

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s credit derivatives portfolio of instantaneous shifts in credit spreads as of March 31, 2015. In scenarios where credit spreads decreased, a floor of zero was used.

	Change in Credit Spreads
	(International and Structured Finance Insurance)
	600 Basis	200 Basis	50 Basis	0 Basis	50 Basis	200 Basis	600 Basis
	Point	Point	Point	Point	Point	Point	Point
In millions	Decrease	Decrease	Decrease	Change	Increase	Increase	Increase
Estimated pre-tax net gains (losses)	$26	$10	$2	$-	$(3)	$(11)	$(37)
Estimated net fair value	$(181)	$(197)	$(205)	$(207)	$(210)	$(218)	$(244)

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

The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio by projecting a hypothetical change in the credit ratings as of March 31, 2015. A notch represents a one-step movement up or down in the credit rating.

	Change in Credit Ratings
	(International and Structured Finance Insurance)
	Three Notch	One Notch		One Notch	Three Notch
In millions	Increase	Increase	No Change	Decrease	Decrease
Estimated pre-tax net gains (losses)	$56	$7	$-	$(33)	$(60)
Estimated net fair value	$(151)	$(200)	$(207)	$(240)	$(267)

Recovery rates on defaulted collateral are an input into MBIA Corp.’s valuation model. Sensitivity to changes in the recovery rate assumptions used by MBIA Corp. can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio based on a change in the recovery rate assumptions as of March 31, 2015.

	Change in Recovery Rates
	(International and Structured Finance Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$14	$7	$-	$(7)	$(13)
Estimated net fair value	$(193)	$(200)	$(207)	$(214)	$(220)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Accounting principles for fair value measurements require MBIA Corp. to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in MBIA Corp.’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivative portfolio. The actual upfront spread used in the valuation as of March 31, 2015 ranged from 13.70% to 29.26% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Corp.’s Upfront Credit Spread
	(International and Structured Finance Insurance)
	Increase by 15	Increase by 7		Decrease to 0
In millions	Percentage Points	Percentage Points	No Change	Percentage Points
Estimated pre-tax net gains (losses)	$39	$18	$-	$(56)
Estimated net fair value	$(168)	$(189)	$(207)	$(263)

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

While several factors influence the value of the Company’s warrants, including stock price, stock volatility, interest rates and dividends, changes in the value of the Company’s warrants during the first quarter of 2015 were primarily driven by changes in the Company’s stock price and volatility. The following tables present the estimated pre-tax change in fair value and the estimated aggregate fair value of the Company’s warrants assuming hypothetical stock price and volatility changes as of March 31, 2015. Each table stands on its own and should be read independently of each other.

	Change in Stock Price
In millions	25% Increase	10% Increase	No Change	10% Decrease	25% Decrease
Estimated pre-tax net gains (losses)	$(20)	$(8)	$-	$7	$16
Estimated net fair value	$(53)	$(41)	$(33)	$(26)	$(17)

	Change in Stock Volatility
In millions	10% Increase	5% Increase	No Change	5% Decrease	10% Decrease
Estimated pre-tax net gains (losses)	$(7)	$(4)	$-	$4	$7
Estimated net fair value	$(40)	$(37)	$(33)	$(29)	$(26)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents repurchases made by the Company in each month during the first quarter of 2015:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions) (2)
January	3,144,613	$8.80	3,140,371	$161
February	3,321,430	8.63	3,321,430	132
March	2,227,631	9.19	2,111,319	113

	8,693,674	$8.83	8,573,120	$113

(1) -	Includes 9,076 shares purchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.

(2) -	In the fourth quarter of 2014, the Company’s Board of Directors authorized the repurchase of common stock up to $200 million under a new share repurchase program.

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 6, 2015 (the “Annual Meeting”). The matters that were voted upon at the Annual Meeting, and the number of votes cast for or against each matter (and percent of shares voted), as well as the number of abstentions (and percent of shares voted) and broker non-votes as to each such matter, where applicable, are set forth below.

Proposal 1: Election of Directors. The shareholders elected the Company’s nominees to the Board of Directors. The voting results were as follows:

Nominees	For (% of shares voted)		Against (% of shares voted)		Abstain (% of shares voted)		Broker Non-Votes
Joseph W. Brown	143,849,504	(99.33%)	832,549	(0.57%)	133,060	(0.09%)	20,444,667
Maryann Bruce	142,573,442	(98.45%)	2,112,505	(1.45%)	129,166	(0.08%)	20,444,667
Sean D. Carney	143,806,685	(99.30%)	885,069	(0.61%)	123,359	(0.08%)	20,444,667
David A. Coulter	141,972,312	(98.03%)	2,712,609	(1.87%)	130,192	(0.08%)	20,444,667
Steven J. Gilbert	142,822,129	(98.62%)	1,864,750	(1.28%)	128,234	(0.08%)	20,444,667
Charles R. Rinehart	143,954,188	(99.40%)	739,594	(0.51%)	121,331	(0.08%)	20,444,667
Theodore Shasta	143,948,901	(99.40%)	735,878	(0.50%)	130,334	(0.09%)	20,444,667
Richard C. Vaughan	142,570,192	(98.44%)	2,112,889	(1.45%)	132,032	(0.09%)	20,444,667

Proposal 2: Approval of the Company’s Annual Incentive Plan for Purposes of Section 162(m) of the Internal Revenue Code. The shareholders voted to approve the MBIA Inc. Annual Incentive Plan (the “Annual Incentive Plan”) for purposes of Section 162(m) of the Internal Revenue Code. The Annual Incentive Plan is set forth in its entirety as Exhibit A to the proxy statement for the Annual meeting. The voting results were as follows:

For (% of shares voted)		Against (% of shares voted)		Abstain (% of shares voted)		Broker Non-Votes
141,189,522	(97.49%)	2,171,169	(1.49%)	1,454,422	(1.00%)	20,444,667

Proposal 3: Approval of Compensation Paid to Named Executive Officers. The shareholders voted to approve the compensation of the Company’s named executive officers listed in the proxy statement for the Annual Meeting. The shareholder vote is advisory and non-binding. The voting results were as follows:

For (% of shares voted)		Against (% of shares voted)		Abstain (% of shares voted)		Broker Non-Votes
110,160,167	(76.06%)	33,188,998	(22.91%)	1,465,948	(1.01%)	20,444,667

Proposal 4: Ratification of Appointment of Independent Registered Public Accounting Firm. The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2015. The voting results were as follows:

For (% of shares voted)		Against (% of shares voted)		Abstain (% of shares voted)		Broker Non-Votes
164,962,970	(99.82%)	180,121	(0.10%)	117,189	(0.07%)	0

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

The Company understands that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that:

“Santander UK holds frozen savings and current accounts for two customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer’s designation and remained blocked and dormant throughout the first quarter of 2015. No revenue has been generated by Santander UK on these accounts.

Item 5. Other Information (continued)

An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD sanctions program”), holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be permitted) under this mortgage although Santander UK continues to receive repayment installments. In the first quarter of 2015, total revenue in connection with the mortgage was approximately £800 and net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen during quarter one of 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander Group in connection with the investment accounts was approximately £70 and net profits in the first quarter of 2015 were negligible relative to the overall profits of Banco Santander, S.A.”

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

March 31, 2015, formatted in XBRL.

+ Filed Herewith

* Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: May 11, 2015	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: May 11, 2015	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)