Form 10-Q
period 2015-06-30
MBIA INC
filed 2015-08-04
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 29, 2015, 168,758,492 shares of Common Stock, par value $1 per share, were outstanding.

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

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	June 30, 2015	December 31, 2014
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $5,096 and $5,036)	$5,099	$5,129
Investments carried at fair value	204	207
Investments pledged as collateral, at fair value (amortized cost $273 and $441)	247	408
Short-term investments held as available-for-sale, at fair value (amortized cost $1,106 and $1,069)	1,109	1,069
Other investments (includes investments at fair value of $13 and $13)	16	17

Total investments	6,675	6,830
Cash and cash equivalents	501	729
Premiums receivable	828	875
Deferred acquisition costs	193	217
Insurance loss recoverable	483	533
Assets held for sale	-	802
Deferred income taxes, net	992	1,028
Other assets	226	229
Assets of consolidated variable interest entities:
Cash	66	53
Investments held-to-maturity, at amortized cost (fair value $2,580 and $2,632)	2,724	2,757
Fixed-maturity securities at fair value	1,005	421
Loans receivable at fair value	1,426	1,431
Loan repurchase commitments	388	379
Derivative assets	3	-

Total assets	$15,510	$16,284

Liabilities and Equity
Liabilities:
Unearned premium revenue	$1,800	$1,986
Loss and loss adjustment expense reserves	500	506
Long-term debt	1,854	1,810
Medium-term notes (includes financial instruments carried at fair value of $166 and $197)	1,079	1,201
Investment agreements	513	547
Derivative liabilities	340	437
Liabilities held for sale	-	772
Other liabilities	213	271
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $2,581 and $2,047)	5,305	4,804
Derivative liabilities	65	-

Total liabilities	11,669	12,334

Commitments and contingencies (See Note 13)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—281,744,542 and 281,352,782	282	281
Additional paid-in capital	3,129	3,128
Retained earnings	2,991	2,858
Accumulated other comprehensive income (loss), net of tax of $39 and $7	(36)	21
Treasury stock, at cost—109,765,833 and 89,409,887 shares	(2,537)	(2,359)

Total shareholders’ equity of MBIA Inc.	3,829	3,929
Preferred stock of subsidiary and noncontrolling interest	12	21

Total equity	3,841	3,950

Total liabilities and equity	$15,510	$16,284

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Premiums earned:
Scheduled premiums earned	$51	$63	$106	$132
Refunding premiums earned	40	26	86	45

Premiums earned (net of ceded premiums of $2, $2, $5 and $5)	91	89	192	177
Net investment income	37	42	74	92
Fees and reimbursements	2	4	3	8
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(3)	(24)	(12)	(393)
Unrealized gains (losses) on insured derivatives	63	(23)	100	815

Net change in fair value of insured derivatives	60	(47)	88	422
Net gains (losses) on financial instruments at fair value and foreign exchange	45	61	75	6
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(9)	-	(9)	-
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	2	-	2	-

Net investment losses related to other-than-temporary impairments	(7)	-	(7)	-
Net gains (losses) on extinguishment of debt	(1)	2	(1)	3
Other net realized gains (losses)	(1)	-	19	1
Revenues of consolidated variable interest entities:
Net investment income	13	13	25	25
Net gains (losses) on financial instruments at fair value and foreign exchange	6	23	(4)	26
Net gains (losses) on extinguishment of debt	-	-	-	4

Total revenues	245	187	464	764
Expenses:
Losses and loss adjustment	46	12	40	62
Amortization of deferred acquisition costs	13	8	26	18
Operating	32	49	67	95
Interest	50	52	100	106
Expenses of consolidated variable interest entities:
Operating	3	1	7	4
Interest	9	10	19	20

Total expenses	153	132	259	305

Income (loss) before income taxes	92	55	205	459
Provision (benefit) for income taxes	28	(65)	72	83

Net income (loss)	$64	$120	$133	$376

Net income (loss) per common share:
Basic	$0.36	$0.61	$0.73	$1.93
Diluted	$0.36	$0.45	$0.72	$1.83

Weighted average number of common shares outstanding:
Basic	172,146,651	189,169,042	176,914,777	189,101,884
Diluted	173,154,319	192,906,871	177,918,958	193,051,436

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$64	$120	$133	$376
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	(129)	79	(86)	184
Provision (benefit) for income taxes	(47)	26	(30)	64

Total	(82)	53	(56)	120
Reclassification adjustments for (gains) losses included in net income (loss)	(3)	13	4	15
Provision (benefit) for income taxes	(1)	5	2	6

Total	(2)	8	2	9
Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	10	(4)	(4)	(1)
Provision (benefit) for income taxes	4	(1)	(1)	(1)

Total	6	(3)	(3)	-
Reclassification adjustments for (gains) losses included in net income (loss)	-	7	-	7
Provision (benefit) for income taxes	-	2	-	2

Total	-	5	-	5
Foreign currency translation:
Foreign currency translation gains (losses)	30	9	(1)	7
Provision (benefit) for income taxes	10	3	(1)	3

Total	20	6	-	4
Reclassification adjustments for (gains) losses included in net income (loss)	-	-	-	4

Total other comprehensive income (loss)	(58)	69	(57)	142

Comprehensive income (loss)	$6	$189	$76	$518

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Six Months Ended June 30, 2015

(In millions except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’ Equity	Preferred Stock of Subsidiary and Noncontrolling Interest		Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	of MBIA Inc.	Shares	Amount	Equity
Balance, December 31, 2014	281,352,782	$281	$3,128	$2,858	$21	(89,409,887)	$(2,359)	$3,929	1,315	$21	$3,950

ASU 2015-02 transition adjustment	-	-	-	-	-	-	-	-	-	(9)	(9)
Net income (loss)	-	-	-	133	-	-	-	133	-	-	133
Other comprehensive income (loss)	-	-	-	-	(57)	-	-	(57)	-	-	(57)
Share-based compensation, net of tax of $9	391,760	1	1	-	-	(180,210)	(1)	1	-	-	1
Treasury shares acquired under share repurchase program	-	-	-	-	-	(20,175,736)	(177)	(177)	-	-	(177)

Balance, June 30, 2015	281,744,542	$282	$3,129	$2,991	$(36)	(109,765,833)	$(2,537)	$3,829	1,315	$12	$3,841

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Premiums, fees and reimbursements received	$66	$72
Investment income received	181	214
Insured derivative commutations and losses paid	(19)	(371)
Financial guarantee losses and loss adjustment expenses paid	(36)	(139)
Proceeds from recoveries and reinsurance	43	60
Operating and employee related expenses paid	(80)	(142)
Interest paid, net of interest converted to principal	(111)	(95)
Income taxes (paid) received	(10)	5

Net cash provided (used) by operating activities	34	(396)

Cash flows from investing activities:
Purchases of available-for-sale investments	(948)	(975)
Sales of available-for-sale investments	379	463
Paydowns and maturities of available-for-sale investments	290	255
Purchases of investments at fair value	(261)	(259)
Sales, paydowns and maturities of investments at fair value	328	343
Sales, paydowns and maturities (purchases) of short-term investments, net	305	309
Sales, paydowns and maturities of held-to-maturity investments	32	14
Paydowns and maturities of loans receivable	109	112
Consolidation of variable interest entities including cash acquired	7	-
Deconsolidation of variable interest entities	-	(1)
(Payments) proceeds for derivative settlements	54	(15)
Collateral (to) from swap counterparty	(54)	81
Capital expenditures	(2)	(3)
Other investing	47	-

Net cash provided (used) by investing activities	286	324

Cash flows from financing activities:
Proceeds from investment agreements	11	11
Principal paydowns of investment agreements	(49)	(57)
Principal paydowns of medium-term notes	(63)	(166)
Principal paydowns of variable interest entity notes	(242)	(377)
Principal paydowns of long-term debt	(11)	-
Purchases of treasury stock	(177)	-

Net cash provided (used) by financing activities	(531)	(589)

Effect of exchange rate changes on cash and cash equivalents	(4)	3
Net increase (decrease) in cash and cash equivalents	(215)	(658)
Cash and cash equivalents—beginning of period	782	1,258

Cash and cash equivalents—end of period	$567	$600

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$133	$376
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	42	83
Deferred acquisition costs	24	17
Unearned premium revenue	(184)	(204)
Loss and loss adjustment expense reserves	(5)	(87)
Insurance loss recoverable	50	70
Accrued interest payable	50	51
Accrued expenses	(5)	(27)
Realized (gains) losses and other settlements on insured derivatives	-	30
Unrealized (gains) losses on insured derivatives	(100)	(815)
Net (gains) losses on financial instruments at fair value and foreign exchange	(71)	(32)
Other net realized (gains) losses	(19)	(1)
Deferred income tax provision (benefit)	70	76
Interest on variable interest entities, net	33	37
Other operating	16	30

Total adjustments to net income (loss)	(99)	(772)

Net cash provided (used) by operating activities	$34	$(396)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties

Summary

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates one of the largest financial guarantee insurance businesses in the industry and was a provider of asset management and advisory services. MBIA manages three operating segments: 1) United States (“U.S.”) public finance insurance; 2) international and structured finance insurance; and 3) corporate. The Company’s U.S. public finance insurance business is primarily operated through National Public Finance Guarantee Corporation and its subsidiaries (“National”) and its international and structured finance insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). Unless otherwise indicated or the context otherwise requires, references to “MBIA Corp.” are to MBIA Insurance Corporation, together with its subsidiaries, MBIA UK Insurance Limited (“MBIA UK”) and MBIA Mexico S.A. de C.V (“MBIA Mexico”).

Prior to 2015, MBIA managed two other operating segments, advisory services and conduit. The advisory services segment was primarily operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). Effective on January 1, 2015, the Company exited its advisory services business through the sale of Cutwater. During the second quarter of 2014, the Company dissolved its conduit segment through the liquidation of Meridian Funding Company, LLC (“Meridian”). Refer to “Note 10: Business Segments” for further information about the Company’s operating segments.

Business Developments

National Ratings and New Business Opportunities

National’s ability to write new business and compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by major rating agencies. During the second quarter of 2015, all of the major rating agencies completed their annual reviews of National and affirmed the following ratings: AA+ with a stable outlook by Kroll Bond Rating Agency; AA- with a stable outlook by Standard & Poor’s Financial Services LLC (“S&P”); and A3 with a negative outlook by Moody’s Investors Service, Inc. (“Moody’s”).

National seeks to generate shareholder value through appropriate risk adjusted pricing; however, current market conditions and the competitive landscape may limit National’s new business opportunities and its abilities to price and underwrite risk with attractive returns. Refer to “Risks and Uncertainties” below for a discussion of business risks related to National’s insured portfolio.

Sale of MBIA Inc. Common Stock

In May of 2015, investment funds affiliated with Warburg Pincus LLC (“Warburg”), the largest holder of MBIA Inc. common stock, sold 27.3 million shares of the Company’s common stock in a registered public offering. Warburg received all of the net proceeds from this offering. National purchased 8 million of the shares that were the subject of this offering at a price of $8.77 per share.

Held For Sale Classifications

Armonk, New York Facility

During the six months ended June 30, 2015, the Company sold its Armonk, New York facility and recorded an impairment charge of $4 million to adjust the carrying amount to the sales price less costs to sell. The impairment charge was reflected in the results of the Company’s U.S. public finance insurance segment and included in “Other net realized gains (losses)” on the Company’s consolidated statements of operations.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

Assets and Liabilities Held for Sale by Major Category

The following table summarizes the components of assets and liabilities held for sale as of June 30, 2015 and December 31, 2014:

In millions	June 30, 2015	December 31, 2014
Assets
Investments carried at fair value	$-	$6
Cash and cash equivalents	-	15
Facility	-	26
Other assets	-	4
Assets of consolidated variable interest entities:
Cash	-	40
Loans receivable at fair value	-	711

Total assets held for sale	$-	$802

Liabilities
Other liabilities	$-	$18
Liabilities of consolidated variable interest entities:
Variable interest entity notes	-	431
Payable for loans purchased	-	323

Total liabilities held for sale	$-	$772

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

MBIA Corp. Recoveries and Insured Portfolio

The amount and timing of projected collections from excess spread from second-lien residential mortgage-backed securities (“RMBS”) and the put-back recoverable from Credit Suisse Securities (USA) LLC, DLJ Mortgage Capital, Inc., and Select Portfolio Servicing Inc. (collectively, “Credit Suisse”) are uncertain. Further, the remaining insured portfolio, aside from these exposures, could deteriorate and result in additional significant loss reserves and claim payments. Management’s expected liquidity and capital forecasts for MBIA Corp., which include expected put-back recoveries from Credit Suisse and excess spread recoveries, reflect adequate resources to pay claims when due. However, if MBIA Corp. experiences higher than expected claim payments or is unable to terminate the remaining exposures that represent substantial risk to the Company, MBIA Corp. may ultimately have insufficient resources to continue to pay claims, which could cause the New York State Department of Financial Services (“NYSDFS”) to put MBIA Insurance Corporation, exclusive of MBIA UK and MBIA Mexico, into a rehabilitation or liquidation proceeding. Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any material intercompany lending agreements or cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, the Company does not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by NYSDFS would have any significant long-term liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK or MBIA Mexico. Such a proceeding could have material adverse consequences for MBIA Corp., including the termination of insured credit default swaps (“CDS”) contracts for which counterparties may assert market-based claims, the acceleration of debt obligations issued by affiliates and insured by MBIA Corp., the loss of control of MBIA Insurance Corporation to a rehabilitator or liquidator, and unplanned costs.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about MBIA Corp.’s loss reserves and recoveries.

Corporate Liquidity

As of June 30, 2015 and December 31, 2014, the liquidity position, which comprises cash and liquid assets available for general liquidity purposes, of the Company’s corporate segment was $497 million and $498 million, respectively. During the six months ended June 30, 2015, $228 million was released to MBIA Inc. under the MBIA group’s tax sharing agreement (the “Tax Escrow Account”). While MBIA Inc.’s liquidity position remained stable during the six months ended June 30, 2015, MBIA Inc. continues to have liquidity risk. If invested asset performance deteriorates or the flow of dividends from subsidiaries is interrupted and/or access to the capital markets is impaired, its liquidity position could be eroded over time. Based on MBIA Inc.’s debt service requirements and expected operating expenses, the Company expects that MBIA Inc. will have sufficient cash to satisfy its debt obligations and its general corporate needs over time from distributions from its operating subsidiaries and payments under the Tax Escrow Account once the payments become unrestricted, however, there can be no assurance that such sources will generate sufficient cash. In addition, a failure by MBIA Inc. to settle liabilities that are also insured by MBIA Corp. could result in claims on MBIA Corp.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 2: Significant Accounting Policies (continued)

The results of operations for the three and six months ended June 30, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015. The December 31, 2014 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in the prior year’s financial statements to conform to the current presentation. Such reclassifications had no impact on total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

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

Consolidation (Topic 810)—Amendments to the Consolidation Analysis (ASU 2015-02)

In February of 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810)—Amendments to the Consolidation Analysis.” ASU 2015-02 amends the accounting guidance for consolidation of legal entities including consolidated variable interest entities (“VIEs”). ASU 2015-02 eliminates the specialized consolidation model and guidance for limited partnerships, amends the conditions for evaluating whether a fee paid to a decision maker or a service provider represents a variable interest in a VIE, amends the related party guidance for the determination of the primary beneficiary of a VIE, and requires certain investment funds designed as VIEs, except money market funds, to apply the amended consolidation guidance. ASU 2015-02 is effective for interim and annual periods beginning January 1, 2016 with early adoption permitted, and is applied on a retrospective or modified retrospective basis. The Company adopted ASU 2015-02 in the second quarter of 2015, and deconsolidated a VIE upon adoption. The adoption of ASU 2015-02 did not materially impact the Company’s consolidated financial statements.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs

Insurance

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of June 30, 2015 and December 31, 2014, through its insurance operations. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs as of June 30, 2015 and December 31, 2014. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured CDS contracts and any investments in obligations issued by nonconsolidated VIEs.

	June 30, 2015
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$7,025	$4,216	$91	$16	$-	$13	$107	$23
Mortgage-backed residential	12,790	6,834	18	36	471	35	285	-
Mortgage-backed commercial	338	246	-	1	-	1	-	-
Consumer asset-backed	5,701	1,852	-	14	-	13	9	-
Corporate asset-backed	5,761	3,972	-	33	6	38	-	-

Total global structured finance	31,615	17,120	109	100	477	100	401	23
Global public finance	45,296	16,210	-	171	-	204	-	-

Total insurance	$76,911	$33,330	$109	$271	$477	$304	$401	$23

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

(6) -	Reported within “Derivative liabilities” on MBIA’s consolidated balance sheets.

	December 31, 2014
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$8,613	$5,623	$110	$24	$-	$20	$70	$102
Mortgage-backed residential	14,136	7,459	9	41	518	39	307	-
Mortgage-backed commercial	571	279	-	1	-	1	-	-
Consumer asset-backed	6,008	1,989	-	16	-	14	12	-
Corporate asset-backed	6,612	4,608	-	41	6	47	-	-

Total global structured finance	35,940	19,958	119	123	524	121	389	102
Global public finance	49,686	16,698	-	179	-	211	-	-

Total insurance	$85,626	$36,656	$119	$302	$524	$332	$389	$102

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

(6) -	Reported within “Derivative liabilities” on MBIA’s consolidated balance sheets.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $5.6 billion and $5.4 billion, respectively, as of June 30, 2015, and $5.0 billion and $4.8 billion, respectively, as of December 31, 2014. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. The carrying amounts of assets and liabilities of consolidated VIEs in the Company’s advisory services segment were $751 million and $754 million, respectively, as of December 31, 2014, and are presented separately in “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. One additional VIE was consolidated during the six months ended June 30, 2015 and no additional VIEs were consolidated during the six months ended June 30, 2014.

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

As of June 30, 2015 and December 31, 2014, the Company established loss and loss adjustment expense (“LAE”) reserves totaling $42 million and $45 million, respectively, and insurance loss recoverable of $1 million and $4 million, respectively, related to U.S. public finance issues.

Certain local governments remain under financial and budgetary stress and a few have filed for protection under the United States Bankruptcy Code, or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of the Company’s insured transactions. The Company monitors and analyzes these situations closely, however, the overall extent and duration of such events are uncertain and the filing for protection under the United States Bankruptcy Code or entering state statutory proceedings does not result in a default or indicate that an ultimate loss will occur. As of June 30, 2015 and December 31, 2014, the Company had $84.7 billion and $98.9 billion, respectively, of gross par outstanding on general obligations, of which $82 million and $152 million, respectively, were reflected on the Company’s “Classified List.” Capital appreciation bonds are reported at the par amount at the time of issuance of the insurance policy. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, for additional information on the Company’s surveillance categories.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

RMBS Case Basis Reserves and Recoveries (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies. The Company calculated RMBS case basis reserves as of June 30, 2015 for both second and first-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using a database of loan level information, a proprietary internal cash flow model, and a commercially available model to estimate potential losses and recoveries on insured bonds. “Roll Rate” is defined as the probability that current loans become delinquent and that loans in the delinquent pipeline are charged-off or liquidated. Generally, Roll Rates are calculated for the previous three months and averaged. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses (base case, stress case, and an additional stress case).

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

Second-lien RMBS Reserves

The Company’s second-lien RMBS case basis reserves as of June 30, 2015 relate to RMBS backed by home equity lines of credit (“HELOC”) and closed-end second mortgages (“CES”). As of June 30, 2015 and December 31, 2014, the Company established loss and LAE reserves totaling $72 million and $70 million, respectively, related to second-lien RMBS issues after the elimination of $24 million and $21 million, respectively, as a result of consolidating VIEs.

The Company monitors portfolio performance on a monthly basis against projected performance, reviewing delinquencies, Roll Rates, and prepayment rates (including voluntary and involuntary). However, loan performance remains difficult to predict and losses may exceed expectations. In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves accordingly. If actual performance were to remain at the current levels for six additional months compared to the probability-weighted outcome currently used by the Company, the addition to the case basis reserves would be approximately $29 million.

Second-lien RMBS Recoveries

The Company primarily records two types of recoveries related to insured second-lien RMBS exposures: excess spread that is generated from performing loans in the insured transactions; and “put-back” claims related to those mortgage loans whose inclusion in insured securitizations failed to comply with representations and warranties (“ineligible loans”).

Excess Spread

As of June 30, 2015 and December 31, 2014, the Company recorded estimated recoveries of $451 million and $523 million, respectively, for the reimbursement of past and future expected claims through excess spread in insured second-lien RMBS transactions after the elimination of $108 million and $137 million, respectively, as a result of consolidating VIEs. As of June 30, 2015, $445 million and $6 million were included in “Insurance loss recoverable” and “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets, respectively, after the elimination of $108 million in “Insurance loss recoverable”, as a result of consolidating VIEs. As of December 31, 2014, $496 million and $27 million were included in “Insurance loss recoverable” and “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets, respectively, after the elimination of $132 million and $5 million, respectively, as a result of consolidating VIEs.

Excess spread is generated by performing loans within insured second-lien RMBS securitizations and is the difference between interest inflows on mortgage loan collateral and interest outflows on insured beneficial interests. The amount of excess spread depends on the future loss trends (which include future delinquency trends, average time to charge-off delinquent loans, and the availability of pool mortgage insurance), the future spread between Prime and London Interbank Offered Rate interest rates, and borrower refinancing behavior which results in voluntary prepayments. Minor deviations in loss trends and voluntary prepayments may substantially impact the amounts collected from excess spread.

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

As of June 30, 2015 and December 31, 2014, the Company recorded estimated recoveries of $388 million and $379 million, respectively, related to its Credit Suisse put-back claims, reflected in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

Based on the Company’s assessment of the strength of its contractual put-back rights against Credit Suisse, which it is pursuing through litigation claims, as well as on its prior settlements with other sellers/servicers and success of other monolines in litigation against other sellers/servicers, the Company believes it will prevail in enforcing its contractual rights and that it is entitled to collect the full amount of its incurred losses, which totaled $422 million through June 30, 2015. The Company is also entitled to collect interest on amounts paid; it believes that in context of its put-back litigation, the appropriate rate should be the New York State statutory rate. However, the Company currently calculates its put-back recoveries using the contractual interest rate, which is lower than the New York State statutory rate.

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

First-lien RMBS Reserves

The Company’s first-lien RMBS case basis reserves as of June 30, 2015, which primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans, were determined using the Roll Rate Methodology. As of June 30, 2015 and December 31, 2014, the Company’s loss and LAE reserves were $235 million and $263 million, respectively, related to first-lien RMBS issues.

CDOs

The Company has established loss and LAE reserves on certain transactions within its collateralized debt obligation (“CDO”) portfolio, including its multi-sector CDO, commercial mortgage-backed securities (“CMBS”), and high-yield corporate CDO asset classes. MBIA’s insured multi-sector CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes but are not limited to RMBS-related collateral, multi-sector and corporate CDOs). These transactions were insured as either financial guarantee insurance policies or credit derivatives with the majority currently insured in the form of financial guarantees.

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

As of June 30, 2015 and December 31, 2014, the Company’s loss and LAE reserves were $145 million and $111 million, respectively, related to the total CDO financial guarantee insurance portfolio after the elimination of $212 million and $225 million, respectively, as a result of consolidating VIEs. For the three and six months ended June 30, 2015, the Company incurred $33 million and $35 million, respectively, of losses and LAE recorded in earnings related to the total CDO financial guarantee insurance portfolio after the elimination of $21 million and $13 million, respectively, of benefit as a result of consolidating VIEs. In the event of further deteriorating performance of the collateral referenced or held in the total CDO portfolio, the amount of losses estimated by the Company could increase substantially.

Loss and LAE Activity

Financial Guarantee Insurance Losses (Excluding Derivative and Consolidated VIEs)

The Company’s financial guarantee insurance losses and LAE, net of reinsurance for the three and six months ended June 30, 2015 and 2014 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
U.S. Public Finance Insurance Segment	$8	$17	$2	$3
International and Structured Finance Insurance Segment:
Second-lien RMBS	36	47	29	72
First-lien RMBS	(26)	(3)	(16)	27
Other(1)	28	(49)	25	(40)

Losses and LAE expense (benefit)	$46	$12	$40	$62

(1) -	Includes CDOs, non-U.S. public finance and other issues.

For the three and six months ended June 30, 2015, losses and LAE primarily related to decreases in projected collections from excess spread within the insured second-lien RMBS securitizations and increases in expected payments on CDOs, partially offset by decreases in expected payments on first-lien RMBS securitizations.

For the three months ended June 30, 2014, losses and LAE primarily related to decreases in projected collections from excess spread, partially offset by decreases in expected payments of an international road transaction and CDOs. For the six months ended June 30, 2014, losses and LAE primarily related to decreases in projected collections from excess spread and an increase in expected payments on first-lien RMBS securitizations, partially offset by a decrease in expected payments of an international road transaction.

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended June 30, 2015 and 2014, gross LAE related to remediating insured obligations were $7 million and $30 million, respectively. For the six months ended June 30, 2015 and 2014, gross LAE related to remediating insured obligations were $5 million and $34 million, respectively. Decreases in LAE are due to lower litigation expenses as a result of settlements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of June 30, 2015:

	Surveillance Categories
	Caution	Caution	Caution
	List	List	List	Classified
$ in millions	Low	Medium	High	List	Total
Number of policies	58	103	7	168	336
Number of issues(1)	13	7	5	117	142
Remaining weighted average contract period (in years)	7.9	11.7	7.8	7.0	7.8
Gross insured contractual payments outstanding:(2)
Principal	$3,365	$1,421	$449	$6,977	$12,212
Interest	3,082	840	166	2,704	6,792

Total	$6,447	$2,261	$615	$9,681	$19,004

Gross Claim Liability	$-	$-	$-	$913	$913
Less:
Gross Potential Recoveries	-	-	-	966	966
Discount, net(3)	-	-	-	(75)	(75)

Net claim liability (recoverable)	$-	$-	$-	$22	$22

Unearned premium revenue	$61	$18	$11	$63	$153

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2014:

	Surveillance Categories
	Caution	Caution	Caution
	List	List	List	Classified
$ in millions	Low	Medium	High	List	Total
Number of policies	38	98	4	175	315
Number of issues(1)	18	7	3	119	147
Remaining weighted average contract period (in years)	7.2	12.0	10.1	7.0	7.7
Gross insured contractual payments outstanding:(2)
Principal	$1,757	$1,372	$133	$8,001	$11,263
Interest	696	819	68	3,037	4,620

Total	$2,453	$2,191	$201	$11,038	$15,883

Gross Claim Liability	$-	$-	$-	$850	$850
Less:
Gross Potential Recoveries	-	-	-	860	860
Discount, net(3)	-	-	-	14	14

Net claim liability (recoverable)	$-	$-	$-	$(24)	$(24)

Unearned premium revenue	$63	$19	$5	$80	$167

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The gross claim liability in the preceding tables represents the Company’s estimate of undiscounted probability-weighted future claim payments. As of June 30, 2015, the gross claim liability primarily related to insured first and second-lien RMBS issues and CDOs. As of December 31, 2014, the gross claim liability primarily related to insured first and second-lien RMBS issues, CDOs and an international road transaction.

The gross potential recoveries represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments. As of June 30, 2015 and December 31, 2014, the gross potential recoveries principally related to insured second-lien RMBS and U.S. public finance issues. The Company’s recoveries have been, and remain based on either salvage rights, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments, it is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of the claim liability for a given policy. The gross claim liability and gross potential recoveries reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

The following table presents the components of the Company’s loss and LAE reserves and insurance loss recoverable as reported on the Company’s consolidated balance sheets as of June 30, 2015 and December 31, 2014 for insured obligations within MBIA’s “Classified List.” The loss reserves (claim liability) and insurance claim loss recoverable included in the following table represent the present value of the probability-weighted future claim payments and recoveries reported in the preceding tables.

	As of	As of
In millions	June 30, 2015	December 31, 2014
Loss reserves (claim liability)	$463	$464
LAE reserves	37	42

Loss and LAE reserves	$500	$506

Insurance claim loss recoverable	$(483)	$(533)
LAE insurance loss recoverable	-	-

Insurance loss recoverable	$(483)	$(533)

Reinsurance recoverable on unpaid losses	$6	$6
Reinsurance recoverable on unpaid LAE reserves	-	1

Reinsurance recoverable on paid and unpaid losses	$6	$7

As of June 30, 2015, loss and LAE reserves include $719 million of reserves for expected future payments, partially offset by expected recoveries of such future payments of $219 million. As of December 31, 2014, loss and LAE reserves include $653 million of reserves for expected future payments, partially offset by expected recoveries of such future payments of $147 million.

As of June 30, 2015 and December 31, 2014, the insurance loss recoverable primarily related to expected future recoveries on second-lien RMBS transactions resulting from excess spread generated by performing loans in such transactions. The decrease in insurance loss recoverable was primarily due to actual collections from excess spread within insured second-lien RMBS securitizations.

The following table presents changes in the Company’s loss and LAE reserves for the six months ended June 30, 2015. Changes in loss and LAE reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in amount and timing of estimated payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of June 30, 2015, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 1.89%. LAE reserves are generally expected to be settled within a one-year period and are not discounted.

In millions	Changes in Loss and LAE Reserves for the Six Months Ended June 30, 2015
Gross Loss and LAE Reserves as of December 31, 2014	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other(1)	Gross Loss and LAE Reserves as of June 30, 2015
$506	$(21)	$4	$(22)	$51	$3	$(5)	$(16)	$500

(1) -	Primarily changes in amount and timing of payments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The decrease in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily related to changes in the amount of net payments and loss payments associated with first and second-lien RMBS issues. These were partially offset by changes in assumptions on CDOs and insured first and second-lien RMBS issues.

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the six months ended June 30, 2015. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Six Months Ended June 30, 2015
In millions	As of December 31, 2014	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Changes in LAE Recoveries	Other(1)	As of June 30, 2015
Insurance loss recoverable	$533	$(39)	$4	$(1)	$2	$-	$(16)	$483
Recoveries on unpaid losses	147	-	1	(2)	74	(1)	-	219

Total	$680	$(39)	$5	$(3)	$76	$(1)	$(16)	$702

(1)	Primarily changes in amount and timing of collections.

The increase in the Company’s insurance loss recoverable and recoveries on unpaid losses during the first six months of 2015 was primarily due to changes in assumptions on CDOs, partially offset by actual collections associated with first and second-lien RMBS issues, changes in assumptions on an international road transaction and first and second-lien RMBS issues and changes in the amount of expected collections on first and second-lien RMBS issues.

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

Financial Assets (excluding derivative assets)

Financial assets, excluding derivative assets, held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically, the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company believes a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, the Company will obtain a price from another third-party provider or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of June 30, 2015 or December 31, 2014. All challenges to third-party prices are reviewed by staff of the Company with relevant expertise to ensure reasonableness of assumptions.

Financial Liabilities (excluding derivative liabilities)

Financial liabilities, excluding derivative liabilities, issued by the Company primarily consist of debt issued for general corporate purposes within its corporate segment, medium-term notes (“MTNs”), investment agreements, debt issued by consolidated VIEs and warrants. Investment agreements, MTNs, and corporate debt are typically recorded at face value adjusted for premiums or discounts. The majority of the financial liabilities that the Company has elected to fair value or that require fair value reporting or disclosures are valued based on the estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for similar products. These valuations include adjustments for expected nonperformance risk of the Company.

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

Internal Review Process

All significant financial assets and liabilities are reviewed by a committee created by the Company to ensure compliance with the Company’s policies and risk procedures in the development of fair values of financial assets and liabilities. This valuation committee reviews, among other things, key assumptions used for internally developed prices, significant changes in sources and uses of inputs, including changes in model approaches, and any adjustments from third-party inputs or prices to internally developed inputs or prices. The committee also reviews any significant impairment or improvements in fair values of the financial instruments from prior periods. Occasionally, the committee will consult with the Company’s valuation experts to better understand key methods and assumptions used for the determination of fair value, including understanding significant changes in fair values. The committee is comprised of senior finance team members with relevant experience in the financial instruments their committee is responsible for. For each quarter, the committee documents their agreement with the fair values developed by management of the Company as reported in the quarterly and annual financial statements.

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

Cash and Cash Equivalents, Receivable for Investments Sold, Securities Sold Not Yet Purchased, Payable for Investments Purchased, and Accrued Investment Income

The carrying amounts of cash and cash equivalents, receivable for investments sold, securities sold, not yet purchased, payable for investments purchased, and accrued investment income approximate fair values due to the short-term nature and credit worthiness of these instruments. These items are categorized in Level 1 or Level 2 of the fair value hierarchy.

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

The Company has policies and procedures in place regarding counterparties, including review and approval of the counterparty and the Company’s exposure limit, collateral posting requirements, collateral monitoring and margin calls on collateral. The Company manages counterparty credit risk on an individual counterparty basis through master netting agreements covering derivative transactions in the corporate segment as of June 30, 2015. These agreements allow the Company to contractually net amounts due from a counterparty with those amounts due to such counterparty when certain triggering events occur. The Company only executes swaps under master netting agreements, which typically contain mutual credit downgrade provisions that generally provide the ability to require assignment or termination in the event either the Company or the counterparty is downgraded below a specified credit rating. The netting agreements minimize the potential for losses related to credit exposure and thus serve to mitigate the Company’s nonperformance risk under these derivatives.

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

Approximately 91% of the balance sheet fair value of insured credit derivatives as of June 30, 2015 was valued based on the Binomial Expansion Technique (“BET”) Model. Approximately 9% of the balance sheet fair value of insured credit derivatives as of June 30, 2015 was valued based on the internally developed Direct Price Model and the Dual Default model. The valuation of insured derivatives includes the impact of its credit standing. All of these derivatives are categorized as Level 3 of the fair value hierarchy as their fair value is derived using significant unobservable inputs.

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

d. Nonperformance Risk

The Company’s valuation methodology for insured credit derivative liabilities incorporates MBIA Corp.’s own nonperformance risk. The Company calculates the fair value by discounting the market value loss estimated through the BET Model at discount rates which include MBIA Corp.’s CDS spreads as of June 30, 2015. The CDS spreads assigned to each deal are based on the weighted average life of the deal. The Company limits the nonperformance impact so that the derivative liability could not be lower than MBIA Corp.’s recovery derivative price multiplied by the unadjusted derivative liability.

Overall Model Results

As of June 30, 2015 and December 31, 2014, the Company’s net insured CDS derivative liability was $144 million and $244 million, respectively, based on the results of the aforementioned models. A significant driver of changes in fair value is MBIA Corp.’s nonperformance risk. In aggregate, the nonperformance calculation resulted in a pre-tax net insured derivative liability that was $51 million and $92 million lower than the net liability that would have been estimated if MBIA Corp. excluded nonperformance risk in its valuation as of June 30, 2015 and December 31, 2014, respectively. Nonperformance risk is a fair value concept and does not contradict MBIA Corp.’s internal view, based on fundamental credit analysis of MBIA Corp.’s economic condition, that MBIA Corp. will be able to pay all claims when due.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Facility

In the fourth quarter of 2013, the Company approved and initiated a plan to sell its Armonk, New York facility and classified it as held for sale as of December 31, 2014. In May of 2015, the Company completed the sale of this facility. As of December 31, 2014, fair market value was estimated based on an independent third-party appraisal. This item is categorized as Level 2 of the fair value hierarchy.

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

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014. These tables exclude inputs used to measure fair value that are not developed by the Company, such as broker prices and other third-party pricing service valuations.

In millions	Fair Value as of June 30, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,426	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 6% (2%)
Loan repurchase commitments	388	Discounted cash flow	Recovery rates(1)
			Breach rates(1)
Liabilities of consolidated VIEs:
Variable interest entity notes	1,374	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 41% (9%)
Credit derivative liabilities, net:
CMBS	128	BET Model	Recovery rates	25% - 90% (65%)
			Nonperformance risk	15% - 29% (23%)
			Weighted average life (in years)	1.0 - 2.0 (1.5)
			CMBS spreads	0% - 62% (20%)
Multi-sector CDO	4	Direct Price Model	Nonperformance risk	47% - 47% (47%)
Other	12	BET Model and Dual Default	Recovery rates	42% - 45% (45%)
			Nonperformance risk	47% - 47% (47%)
			Weighted average life (in years)	0.3 - 7.6 (0.8)
Other derivative liabilities	21	Discounted cash flow	Cash flows	$0 - $83 ($42)(2)

(1) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(2) -	Midpoint of cash flows are used for the weighted average.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Fair Value as of December 31, 2014	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,431	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 10% (2%)
Loan repurchase commitments	379	Discounted cash flow	Recovery rates(1)
			Breach rates(1)
Liabilities of consolidated VIEs:
Variable interest entity notes	735	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 35% (16%)
Credit derivative liabilities, net:
CMBS	224	BET Model	Recovery rates	25% - 90% (59%)
			Nonperformance risk	12% - 29% (25%)
			Weighted average life (in years)	1.3 - 3.2 (2.3)
			CMBS spreads	0% - 41% (19%)
Multi-sector CDO	9	Direct Price Model	Nonperformance risk	53% - 53% (53%)
Other	11	BET Model and Dual Default	Recovery rates	42% - 45% (45%)
			Nonperformance risk	41% - 51% (50%)
			Weighted average life (in years)	0.2 - 7.9 (1.1)
Other derivative liabilities	24	Discounted cash flow	Cash flows	$0 - $83 ($42)(2)

(1) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(2) -	Midpoint of cash flows are used for the weighted average.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of June 30, 2015
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$703	$110	$-		$-	$813
State and municipal bonds	-	1,683	5	(1)	-	1,688
Foreign governments	220	79	5	(1)	-	304
Corporate obligations	-	1,864	8	(1)	-	1,872
Mortgage-backed securities:
Residential mortgage-backed agency	-	1,056	-		-	1,056
Residential mortgage-backed non-agency	-	47	-		-	47
Commercial mortgage-backed	-	21	1	(1)	-	22
Asset-backed securities:
Collateralized debt obligations	-	1	67	(1)	-	68
Other asset-backed	-	284	83	(1)	-	367

Total fixed-maturity investments	923	5,145	169		-	6,237
Money market securities	221	-	-		-	221
Perpetual debt and equity securities	23	191	-		-	214
Cash and cash equivalents	501	-	-		-	501
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	4	-		(1)	3

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of June 30, 2015
Assets of consolidated VIEs:
Corporate obligations	-	24	35	(1)	-	59
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	184	5	(1)	-	189
Commercial mortgage-backed	-	708	-		-	708
Asset-backed securities:
Collateralized debt obligations	-	3	4	(1)	-	7
Other asset-backed	-	25	17	(1)	-	42
Cash	66	-	-		-	66
Loans receivable at fair value:
Residential loans receivable	-	-	1,318		-	1,318
Other loans receivable	-	-	108		-	108
Loan repurchase commitments	-	-	388		-	388
Derivative assets:
Currency derivatives	-	-	2	(1)	-	2
Interest derivatives	-	1	-		-	1

Total assets	$1,734	$6,285	$2,046		$(1)	$10,064

Liabilities:
Medium-term notes	$-	$-	$166	(1)	$-	$166
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	3	144		-	147
Non-insured derivatives:
Interest rate derivatives	-	221	-		(49)	172
Other	-	-	21		-	21
Other liabilities:
Warrants	-	23	-		-	23
Securities sold, not yet purchased	39	-	-		-	39
Liabilities of consolidated VIEs:
Variable interest entity notes	-	1,207	1,374		-	2,581
Derivative liabilities:
Interest rate derivatives	-	65	-		-	65

Total liabilities	$39	$1,519	$1,705		$(49)	$3,214

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

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

Level 3 assets at fair value as of June 30, 2015 and December 31, 2014 represented approximately 20% of total assets measured at fair value. Level 3 liabilities at fair value as of June 30, 2015 and December 31, 2014 represented approximately 53% and 35%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of June 30, 2015 and December 31, 2014:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of June 30, 2015	Carry Value Balance as of June 30, 2015
Assets:
Other investments	$-	$-	$3	$3	$3
Accrued investment income(1)	-	42	-	42	42
Receivable for investments sold(1)	-	62	-	62	62
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	2,580	2,580	2,724

Total assets	$-	$104	$2,583	$2,687	$2,831

Liabilities:
Long-term debt	$-	$978	$-	$978	$1,854
Medium-term notes	-	-	614	614	913
Investment agreements	-	-	649	649	513
Payable for investments purchased(2)	-	7	-	7	7
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	2,737	2,737	2,724

Total liabilities	$-	$985	$4,000	$4,985	$6,011

Financial Guarantees:
Gross	$-	$-	$3,830	$3,830	$1,817
Ceded	-	-	105	105	60
(1) - Reported within “Other assets” on MBIA’s consolidated balance sheets. (2) - Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2014	Carry Value Balance as of December 31, 2014
Assets:
Other investments	$-	$-	$4	$4	$4
Accrued investment income(1)	-	43	-	43	43
Receivable for investments sold(1)	-	69	-	69	69
Assets held for sale Facility	-	26	-	26	26
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	2,632	2,632	2,757

Total assets	$-	$138	$2,636	$2,774	$2,899

Liabilities:
Long-term debt	$-	$1,172	$-	$1,172	$1,810
Medium-term notes	-	-	801	801	1,004
Investment agreements	-	-	705	705	547
Payable for investments purchased(2)	-	42	-	42	42
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	2,779	2,779	2,757

Total liabilities	$-	$1,214	$4,285	$5,499	$6,160

Financial Guarantees:
Gross	$-	$-	$4,051	$4,051	$1,959
Ceded	-	-	109	109	65

(1) -	Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2015 and 2014:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2015

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2015
Assets:
Foreign governments	$6	$-	$-	$-	$-	$-	$-	$(1)	$-	$-	$-	$5	$-
Corporate obligations	10	-	-	-	-	-	-	-	-	8	(10)	8	-
Commercial mortgage-backed	1	-	-	-	-	-	-	-	-	-	-	1	-
Collateralized debt obligations	74	-	-	1	-	-	-	(9)	-	1	-	67	-
Other asset-backed	74	-	-	2	-	-	-	(5)	-	12	-	83	-
State and municipal bonds	6	-	-	-	-	-	-	(1)	-	-	-	5	-
Assets of consolidated VIEs:
Corporate obligations	53	-	(1)	-	-	-	-	(3)	-	-	(14)	35	-
Residential mortgage-backed non-agency	3	-	-	-	-	-	-	-	-	2	-	5	-
Collateralized debt obligations	4	-	-	-	-	-	-	-	-	-	-	4	-
Other asset-backed	21	-	(1)	-	-	-	-	(3)	-	-	-	17	(1)
Loans receivable- residential	1,372	-	-	-	-	-	-	(54)	-	-	-	1,318	-
Loans receivable- Other	108	-	-	-	-	-	-	-	-	-	-	108	-
Loan repurchase commitments	385	-	3	-	-	-	-	-	-	-	-	388	3
Currency derivatives, net	5	-	(5)	-	2	-	-	-	-	-	-	2	(3)

Total assets	$2,122	$-	$(4)	$3	$2	$-	$-	$(76)	$-	$23	$(24)	$2,046	$(1)

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2015
Liabilities:
Medium-term notes	$180	$-	$(21)	$-	$7	$-	$-	$-	$-	$-	$-	$166	$(14)
Credit derivatives, net	207	3	(63)	-	-	-	-	(3)	-	-	-	144	(53)
Other derivatives	21	-	-	-	-	-	-	-	-	-	-	21	-
Liabilities of consolidated VIEs:
VIE notes	1,387	-	13	-	-	-	-	(26)	-	-	-	1,374	13

Total liabilities	$1,795	$3	$(71)	$-	$7	$-	$-	$(29)	$-	$-	$-	$1,705	$(54)

(1) -	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2014

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2014
Assets:
Foreign governments	$7	$-	$-	$-	$-	$-	$-	$(4)	$-	$2	$-	$5	$-
Corporate obligations	30	4	2	(3)	-	6	-	-	(4)	-	(1)	34	2
Residential mortgage-backed agency	29	-	-	-	-	-	-	-	-	8	(29)	8	-
Commercial mortgage-backed	14	-	-	-	-	-	-	(12)	-	-	(1)	1	-
Collateralized debt obligations	115	(2)	1	24	-	-	-	(3)	(41)	2	(1)	95	-
Other asset-backed	85	-	-	3	-	11	-	(2)	(1)	6	(20)	82	-
State and municipal bonds	62	-	-	1	-	-	-	-	(4)	-	(2)	57	-
Perpetual debt and equity securities	15	-	2	-	-	-	-	-	-	-	(4)	13	2
Assets of consolidated VIEs:
Corporate obligations	64	-	-	-	-	-	-	(2)	-	-	-	62	-
Residential mortgage-backed non-agency	5	-	(1)	-	-	-	-	(1)	-	1	-	4	-
Commercial mortgage-backed	3	-	(3)	-	-	-	-	-	-	-	-	-	-
Collateralized debt obligations	14	-	(7)	-	-	-	-	(2)	-	1	-	6	-
Other asset-backed	42	-	(4)	-	-	-	-	(2)	-	-	(10)	26	-
Loans receivable	1,557	-	37	-	-	-	-	(55)	-	-	-	1,539	37
Loan repurchase commitments	364	-	(1)	-	-	-	-	-	-	-	-	363	(1)

Total assets	$2,406	$2	$26	$25	$-	$17	$-	$(83)	$(50)	$20	$(68)	$2,295	$40

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2014
Liabilities:
Medium-term notes	$215	$-	$3	$-	$(1)	$-	$-	$-	$-	$-	$-	$217	$2
Credit derivatives, net	309	23	23	-	-	-	-	(23)	-	-	-	332	24
Other derivatives, net	31	-	2	-	-	-	-	-	-	-	-	33	2
Liabilities of consolidated VIEs:
VIE notes	812	-	18	-	-	-	3	(31)	-	-	-	802	18
Currency derivatives, net	5	-	6	-	-	-	-	-	-	-	-	11	6

Total liabilities	$1,372	$23	$52	$-	$(1)	$-	$3	$(54)	$-	$-	$-	$1,395	$52

(1) -	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Transfers into and out of Level 3 were $23 million and $24 million, respectively, for the three months ended June 30, 2015. Transfers into and out of Level 2 were $24 million and $23 million, respectively, for the three months ended June 30, 2015. Transfers into Level 3 were principally related to other ABS and corporate obligations, where inputs, which are significant to their valuation, became unobservable during the quarter. Corporate obligations comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

Transfers into and out of Level 3 were $20 million and $68 million, respectively, for the three months ended June 30, 2014. Transfers into and out of Level 2 were $68 million and $20 million, respectively, for the three months ended June 30, 2014. Transfers into Level 3 were principally related to RMBS agency and other ABS, where inputs, which are significant to their valuation, became unobservable during the quarter. RMBS non-agency and other ABS comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2015 and 2014:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2015

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2015
Assets:
Foreign governments	$6	$-	$-	$-	$-	$-	$-	$(1)	$-	$-	$-	$5	$-
Corporate obligations	10	-	-	-	-	-	-	-	-	8	(10)	8	-
Commercial mortgage-backed	2	-	-	-	-	-	-	-	-	-	(1)	1	-
Collateralized debt obligations	87	-	-	1	-	-	-	(14)	(8)	1	-	67	-
Other asset-backed	85	(2)	-	1	-	4	-	(7)	(8)	12	(2)	83	-
State and municipal bonds	8	-	-	-	-	-	-	(1)	-	-	(2)	5	-
Assets of consolidated VIEs:
Corporate obligations	55	-	(1)	-	-	-	-	(5)	-	-	(14)	35	-
Residential mortgage-backed non-agency	3	-	1	-	-	-	-	(1)	-	2	-	5	-
Collateralized debt obligations	5	-	-	-	-	-	-	(1)	-	-	-	4	-
Other asset-backed	26	-	2	-	-	-	-	(4)	-	-	(7)	17	2
Loans receivable- residential	1,431	-	(3)	-	-	-	-	(110)	-	-	-	1,318	(3)
Loans receivable-Other	-	-	-	-	-	108	-	-	-	-	-	108	-
Loan repurchase commitments	379	-	9	-	-	-	-	-	-	-	-	388	9
Currency derivatives net	-	-	(1)	-	3	-	-	-	-	-	-	2	2

Total assets	$2,097	$(2)	$7	$2	$3	$112	$-	$(144)	$(16)	$23	$(36)	$2,046	$10

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2015
Liabilities:
Medium-term notes	$197	$-	$(15)	$-	$(16)	$-	$-	$-	$-	$-	$-	$166	$(31)
Credit derivatives, net	244	12	(100)	-	-	-	-	(12)	-	-	-	144	(88)
Other derivatives, net	24	-	(3)	-	-	-	-	-	-	-	-	21	(3)
Liabilities of consolidated VIEs:
VIE notes	735	-	21	-	-	695	-	(77)	-	-	-	1,374	21

Total liabilities	$1,200	$12	$(97)	$-	$(16)	$695	$-	$(89)	$-	$-	$-	$1,705	$(101)

(1) -	Transferred in and out at the end of the period.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2014

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2014
Assets:
Foreign governments	$12	$-	$-	$-	$-	$-	$-	$(9)	$-	$2	$-	$5	$-
Corporate obligations	48	3	3	(4)	-	6	-	(2)	(22)	3	(1)	34	2
Residential mortgage-backed agency	-	-	-	-	-	-	-	-	-	37	(29)	8	-
Residential mortgage-backed non-agency	6	-	-	(1)	-	-	-	-	-	-	(5)	-	-
Commercial mortgage-backed	14	-	-	-	-	-	-	(13)	-	1	(1)	1	-
Collateralized debt obligations	82	(2)	1	27	-	5	-	(5)	(41)	35	(7)	95	-
Other asset-backed	58		-	8	-	11	-	(4)	(1)	30	(20)	82	-
State and municipal bonds	19	-	-	1	-	-	-	(2)	(3)	44	(2)	57	-
Perpetual debt and equity securities	11	-	2	-	-	-	-	-	-	4	(4)	13	2
Assets of consolidated VIEs:
Corporate obligations	48	-	-	-	-	-	-	(3)	-	17	-	62	1
Residential mortgage-backed non-agency	4	-	(1)	-	-	-	-	(1)	-	2	-	4	-
Commercial mortgage-backed	3	-	(3)	-	-	-	-	-	-	-	-	-	-
Collateralized debt obligations	22	-	(10)	-	-	-	-	(4)	-	1	(3)	6	1
Other asset-backed	54	-	(16)	-	-	-	-	(6)	-	4	(10)	26	-
Loans receivable	1,612	-	36	-	-	-	-	(109)	-	-	-	1,539	36
Loan repurchase commitments	359	-	4	-	-	-	-	-	-	-	-	363	4

Total assets	$2,352	$1	$16	$31	$-	$22	$-	$(158)	$(67)	$180	$(82)	$2,295	$46

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales			Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2014
Liabilities:
Medium-term notes	$203	$-	$15	$-	$(1)	$-	$-	$-	$			$-	$-	$217	$14
Credit derivatives, net	1,147	364	(815)	-	-	-	-	(364)		-		-	-	332	(6)
Other derivatives, net	-	30	3	-	-	-	-	-		-		-	-	33	3
Liabilities of consolidated VIEs:
VIE notes	940	-	36	-	-	-	3	(136)		(41)		-	-	802	33
Currency derivatives, net	11	-	-	-	-	-	-	-		-		-	-	11	-

Total liabilities	$2,301	$394	$(761)	$-	$(1)	$-	$3	$(500)		$(41)	(2)	$-	$-	$1,395	$44

(1) -	Transferred in and out at the end of the period.

(2) -	Primarily relates to the deconsolidation of VIEs.

Transfers into and out of Level 3 were $23 million and $36 million, respectively, for the six months ended June 30, 2015. Transfers into and out of Level 2 were $36 million and $23 million, respectively, for the six months ended June 30, 2015. Transfers into Level 3 were principally related to other ABS, corporate obligations and RMBS non-agency, where inputs, which are significant to their valuation, became unobservable during the period. Corporate obligations and other ABS comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

Transfers into and out of Level 3 were $180 million and $82 million, respectively, for the six months ended June 30, 2014. Transfers into and out of Level 2 were $82 million and $180 million, respectively, for the six months ended June 30, 2014. Transfers into Level 3 were principally related to state and municipal bonds, RMBS agency, CDOs and other ABS, where inputs, which are significant to their valuation, became unobservable during the period. RMBS agency and other ABS comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended June 30, 2015 and 2014 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2015	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2014
Revenues:
Unrealized gains (losses) on insured derivatives	$63	$53	$(23)	$(24)
Realized gains (losses) and other settlements on insured derivatives	(3)	-	(23)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	14	14	3	-
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(15)	(14)	(3)	12

Total	$59	$53	$(46)	$(12)

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the six months ended June 30, 2015 and 2014 are reported on the Company’s consolidated statements of operations as follows:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2015	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2014
Revenues:
Unrealized gains (losses) on insured derivatives	$100	$88	$815	$6
Realized gains (losses) and other settlements on insured derivatives	(12)	-	(394)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	32	34	(10)	(13)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(11)	(11)	(26)	9

Total	$109	$111	$385	$2

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Option

The Company elected to record at fair value certain financial instruments that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following table presents the changes in fair value included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 for financial instruments for which the fair value option was elected:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Investments carried at fair value(1)	$-	$1	$1	$2
Fixed-maturity securities held at fair value-VIE(2)	(55)	(30)	(73)	(68)
Loans receivable at fair value:
Residential mortgage loans(2)	(54)	(17)	(113)	(73)
Loan repurchase commitments(2)	3	-	9	5
Medium-term notes(1)	13	(2)	31	(14)
Variable interest entity notes (2)	72	48	162	169

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.

(2) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2015 and December 31, 2014 for loans and notes for which the fair value option was elected:

	As of June 30, 2015			As of December 31, 2014
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$1,407	$1,258	$149	$1,554	$1,377	$177
Residential mortgage loans (90 days or more past due)	205	60	145	227	54	173
Other loans	108	108	-	721	711	10
Other loans (90 days or more past due)	72	-	72	-	-	-

Total loans receivable at fair value	$1,792	$1,426	$366	$2,502	$2,142	$360
Variable interest entity notes	$3,902	$2,581	$1,321	$3,584	$2,479	$1,105
Medium-term notes	$223	$166	$57	$242	$197	$45

Substantially all gains and losses included in earnings during the periods ended June 30, 2015 and 2014 on loans receivable and VIE notes reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the VIE notes, resulting in depressed pricing of the financial instruments.

Note 7: Investments

Investments, excluding those elected under the fair value option, include debt and equity securities classified as either available-for-sale (“AFS”) or HTM. Other AFS investments primarily comprised money market funds.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and other-than-temporary impairments (“OTTI”) for AFS and HTM investments in the Company’s consolidated investment portfolio as of June 30, 2015 and December 31, 2014:

	June 30, 2015
		Gross	Gross		Other-Than-
	Amortized	Unrealized	Unrealized	Fair	Temporary
In millions	Cost	Gains	Losses	Value	Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$784	$31	$(2)	$813	$-
State and municipal bonds	1,642	62	(16)	1,688	-
Foreign governments	300	6	(1)	305	-
Corporate obligations	1,899	30	(106)	1,823	(90)
Mortgage-backed securities:
Residential mortgage-backed agency	1,055	11	(10)	1,056	-
Residential mortgage-backed non-agency	47	4	(4)	47	(4)
Commercial mortgage-backed	22	-	-	22	-
Asset-backed securities:
Collateralized debt obligations	87	-	(21)	66	-
Other asset-backed	372	2	(11)	363	-

Total fixed-maturity investments	6,208	146	(171)	6,183	(94)
Money market securities	217	-	-	217	-
Perpetual debt and equity securities	12	1	-	13	-

Total AFS investments	$6,437	$147	$(171)	$6,413	$(94)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$2,724	$47	$(191)	$2,580	$-

Total HTM investments	$2,724	$47	$(191)	$2,580	$-

(1) -	Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

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

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of June 30, 2015. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
	Amortized		Amortized
In millions	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$809	$812	$-	$-
Due after one year through five years	1,433	1,453	-	-
Due after five years through ten years	919	937	-	-
Due after ten years	1,464	1,427	2,724	2,580
Mortgage-backed and asset-backed	1,583	1,554	-	-

Total fixed-maturity investments	$6,208	$6,183	$2,724	$2,580

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of June 30, 2015 and December 31, 2014 was $10 million. These deposits are required to comply with state insurance laws.

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of June 30, 2015 and December 31, 2014, the fair value of securities pledged as collateral for these investment agreements approximated $482 million and $532 million, respectively. The Company’s collateral as of June 30, 2015 consisted principally of U.S. Treasury and government agency and state and municipal bonds, and was primarily held with major U.S. banks. Additionally, the Company pledged cash and money market securities as collateral under investment agreements in the amount of $42 million and $26 million as of June 30, 2015 and December 31, 2014, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$109	$(1)	$50	$(1)	$159	$(2)
State and municipal bonds	412	(11)	60	(5)	472	(16)
Foreign governments	68	(1)	-	-	68	(1)
Corporate obligations	482	(12)	79	(94)	561	(106)
Mortgage-backed securities:
Residential mortgage-backed agency	323	(4)	191	(6)	514	(10)
Residential mortgage-backed non-agency	7	-	17	(4)	24	(4)
Commercial mortgage-backed	10	-	1	-	11	-
Asset-backed securities:
Collateralized debt obligations	-	-	63	(21)	63	(21)
Other asset-backed	157	(1)	34	(10)	191	(11)

Total fixed-maturity investments	1,568	(30)	495	(141)	2,063	(171)
Perpetual debt and equity securities	4	-	-	-	4	-

Total AFS investments	$1,572	$(30)	$495	$(141)	$2,067	$(171)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$-	$-	$384	$(191)	$384	$(191)

Total HTM investments	$-	$-	$384	$(191)	$384	$(191)

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$197	$-	$175	$(3)	$372	$(3)
State and municipal bonds	60	(1)	257	(7)	317	(8)
Foreign governments	20	-	-	-	20	-
Corporate obligations	468	(1)	251	(91)	719	(92)
Mortgage-backed securities:
Residential mortgage-backed agency	16	-	387	(7)	403	(7)
Residential mortgage-backed non-agency	10	-	19	(4)	29	(4)
Commercial mortgage-backed	4	-	6	-	10	-
Asset-backed securities:
Collateralized debt obligations	1	-	81	(21)	82	(21)
Other asset-backed	69	-	44	(12)	113	(12)

Total fixed-maturity investments	845	(2)	1,220	(145)	2,065	(147)
Perpetual debt and equity securities	6	-	-	-	6	-

Total AFS investments	$851	$(2)	$1,220	$(145)	$2,071	$(147)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$-	$-	$373	$(202)	$373	$(202)

Total HTM investments	$-	$-	$373	$(202)	$373	$(202)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Gross unrealized losses on AFS securities increased as of June 30, 2015 compared with December 31, 2014 primarily due to market price depreciation driven by higher interest rates. Gross unrealized losses on HTM securities decreased as of June 30, 2015 compared with December 31, 2014 primarily due to market price appreciation caused by the narrowing of credit spreads offset by higher interest rates.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of June 30, 2015 and December 31, 2014 was 17 and 13 years, respectively. As of June 30, 2015 and December 31, 2014, there were 62 and 143 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which the fair values of 21 and 23 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of June 30, 2015:

	AFS Securities			HTM Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	8	$59	$55	-	$-	$-
> 15% to 25%	6	80	62	-	-	-
> 25% to 50%	3	1	1	1	575	384
> 50%	3	124	17	-	-	-

Total	20	$264	$135	1	$575	$384

The following table presents the fair value and gross unrealized loss by credit rating category of ABS, MBS and corporate obligations included in the Company’s consolidated AFS investment portfolio, as of June 30, 2015, for which fair value was less than amortized cost. The credit ratings are based on ratings from Moody’s as of June 30, 2015 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

									Below
In millions	Aaa		Aa		A		Baa		Investment Grade		Not Rated		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Asset Type	Value	Loss	Value	Loss	Value	Loss	Value	Loss	Value	Loss	Value	Loss	Value	Loss
ABS	$111	$-	$69	$(1)	$1	$-	$4	$-	$69	$(31)	$-	$-	$254	$(32)
MBS	499	(10)	16	-	-	-	9	-	11	(1)	14	(3)	549	(14)
Corporate obligations	69	(2)	131	(5)	279	(6)	65	(3)	3	-	14	(90)	561	(106)

Total	$679	$(12)	$216	$(6)	$280	$(6)	$78	$(3)	$83	$(32)	$28	$(93)	$1,364	$(152)

Corporate obligations in the table above include a security in the not rated category, for which the Company recorded an additional credit loss impairment for the three and six months ended June 30, 2015. Refer to “Credit Loss Rollforward” section within the OTTI section for further information.

The total ABS, MBS and corporate obligations reported in the preceding table include those which are guaranteed by financial guarantors. In addition, the following table presents information on ABS, MBS and corporate obligations guaranteed by the Company and third-party financial guarantors.

			Insured Securities Rated Below
			Investment Grade without the
			Effect of Guarantee
	Average Credit Rating with the	Average Credit Rating without the	(in millions)
Asset Type	Effect of Guarantee	Effect of Guarantee	Fair Value	Percentage
ABS	Below Investment Grade	Below Investment Grade	$68	65%
MBS	Below Investment Grade	Below Investment Grade	$7	100%
Corporate obligations	A	Below Investment Grade	$6	100%

Refer to the table in the “Determination of Credit Loss Guaranteed by the Company and Other Third-Party Guarantors” section within the OTTI section of this note for information on the insured securities included in the table above.

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of June 30, 2015 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

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

The following table provides information about securities held by the Company as of June 30, 2015 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

		Unrealized	Insurance Loss
In millions	Fair Value	Loss	Reserve(2)
Asset-backed:
MBIA(1)	$104	$(31)	$67
Mortgage-backed:
MBIA(1)	7	-	9
Corporate obligations:
MBIA(1)	6	-	-
Other:
MBIA(1)	23	(5)	-
Other	1	-	-

Total other	24	(5)	-

Total	$141	$(36)	$76

(1) - Includes investments insured by MBIA Corp. and National.

(2) - Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

Credit Loss Rollforward

The portion of certain OTTI losses on fixed-maturity securities that does not represent credit losses is recognized in accumulated other comprehensive income (loss) (“AOCI”). For these impairments, the net amount recognized in earnings represents the difference between the amortized cost of the security and the net present value of its projected future discounted cash flows prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the OTTI losses was recognized in AOCI, and the corresponding changes in such amounts. The additional credit loss impairment for the three and six months ended June 30, 2015, related to a corporate obligation security that has ongoing credit risk and other adverse financial conditions.

In millions	Three Months Ended June 30,		Six Months Ended June 30,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2015	2014	2015	2014
Beginning balance	$16	$173	$16	$175
Additions for credit loss impairments recognized in the current period on securities previously impaired	6	-	6	-
Reductions for credit loss impairments previously recognized on securities sold during the period	-	(173)	-	(174)
Reductions for increases in cash flows expected to be collected over the remaining life of the security	-	-	-	(1)

Ending balance	$22	$-	$22	$-

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Sales of Available-for-Sale Investments

Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Proceeds from sales	$187	$439	$379	$463
Gross realized gains	$3	$55	$8	$57
Gross realized losses	$(2)	$(13)	$(9)	$(13)

Note 8: Derivative Instruments

Overview

MBIA has entered into derivative instruments through its financial guarantee of CDS and certain other derivative contracts for purposes of managing risks associated with existing assets and liabilities. In certain instances, the Company purchased or issued securities that contain embedded derivatives that were separated from the host contract and accounted for as derivative instruments. In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related security. Derivative instruments are recorded at fair value on the Company’s consolidated balance sheets with the changes in fair value recorded on the Company’s consolidated statements of operations within “Unrealized gains (losses) on insured derivatives,” for the insured derivatives, or “Net gains (losses) on financial instruments at fair value and foreign exchange” for the embedded derivatives. Refer to “Note 6: Fair Value of Financial Instruments” for the method of determining the fair value of derivative instruments.

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

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of June 30, 2015 and December 31, 2014. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

$ in millions	As of June 30, 2015
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	1.1 Years	$5,823	$-	$968	$152	$1,073	$8,016	$(144)
Insured swaps	16.9 Years	-	113	2,777	962	21	3,873	(3)

Total notional		$5,823	$113	$3,745	$1,114	$1,094	$11,889

Total fair value		$(2)	$-	$(3)	$(2)	$(140)		$(147)

$ in millions	As of December 31, 2014
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	1.6 Years	$6,914	$246	$968	$193	$1,160	$9,481	$(244)
Insured swaps	16.7 Years	-	117	2,935	970	22	4,044	(2)

Total notional		$6,914	$363	$3,903	$1,163	$1,182	$13,525

Total fair value		$(2)	$-	$(2)	$(2)	$(240)		$(246)

Internal credit ratings assigned by MBIA on the underlying collateral are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future debt service payments that MBIA may be required to make under these guarantees as of June 30, 2015 is $8.2 billion. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

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

Under these agreements, the Company may receive or provide U.S. Treasury and other highly rated securities or cash to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of June 30, 2015, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $67 million. Of this amount, $48 million is netted within “Derivative liabilities” and $19 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities. As of December 31, 2014, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $12 million. All of the $12 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities. As of June 30, 2015, the Company had securities with a fair value of $215 million posted to derivative counterparties and this amount is included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheet. As of December 31, 2014, the Company had securities with a fair value of $198 million posted to derivative counterparties and this amount is included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheet.

As of June 30, 2015 and December 31, 2014, the fair value on one Credit Support Annex (“CSA”) was $3 million and $2 million, respectively. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of June 30, 2015 and December 31, 2014, the counterparty was rated A2 by Moody’s and A by S&P.

Financial Statement Presentation

The fair value of amounts recognized for eligible derivative contracts executed with the same counterparty under a master netting agreement, including any cash collateral that may have been received or posted by the Company, is presented on a net basis in accordance with accounting guidance for the offsetting of fair value amounts related to derivative instruments. Insured CDS and insured swaps are not subject to master netting agreements. VIE derivative assets and liabilities are not presented net of any master netting agreements. Counterparty netting of derivative assets and liabilities offsets balances in “Interest rate swaps” as of June 30, 2015 and December 31, 2014.

As of June 30, 2015, the total fair value of the Company’s derivative assets, after counterparty netting of $1 million, was $12 million, of which $6 million was reported within “Other assets” on the Company’s consolidated balance sheets. Embedded derivatives of $6 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

As of June 30, 2015, the total fair value of the Company’s derivative liabilities, after counterparty netting of $1 million and cash collateral posted by the company of $48 million, was $419 million, of which $405 million was reported within “Derivative liabilities” and “Derivative liabilities” presented under “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Embedded derivatives of $14 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of June 30, 2015:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$8,016	Other assets	$-	Derivative liabilities	$(144)
Insured swaps	3,873	Other assets	-	Derivative liabilities	(3)
Interest rate swaps	1,155	Other assets	4	Derivative liabilities	(221)
Interest rate swaps-VIE	901	Derivative assets-VIE	1	Derivative liabilities-VIE	(65)
Interest rate swaps-embedded	404	Medium-term notes	6	Medium-term notes	(14)
Currency swaps-VIE	83	Derivative assets-VIE	2	Derivative liabilities-VIE	-
All other	83	Other assets	-	Derivative liabilities	(21)
All other-VIE	241	Derivative assets-VIE	-	Derivative liabilities-VIE	-
All other-embedded	12	Other investments	-	Other investments	-

Total non-designated derivatives	$14,768		$13		$(468)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2015:

In millions
		Net Gain (Loss)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$63
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(3)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	39
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	10
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(2)

Total		$107

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2014:

In millions
		Net Gain (Loss)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(23)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(24)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(22)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(6)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(2)

Total		$(77)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2015:

In millions
		Net Gain (Loss)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$100
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(12)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(68)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	10
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	2
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	3

Total		$35

The following table presents the effect of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2014:

In millions
		Net Gain (Loss)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$800
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(363)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(45)
All other	Unrealized gains (losses) on insured derivatives	15
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(3)
All other	Realized gains (losses) and other settlements on insured derivatives	(30)

Total		$374

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Income Taxes

The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Income (loss) before income taxes	$92	$55	$205	$459
Provision (benefit) for income taxes	$28	$(65)	$72	$83
Effective tax rate	30.4%	-118.2%	35.1%	18.1%

For the six months ended June 30, 2015, the Company’s effective tax rate applied to its income before income taxes approximates the U.S. statutory tax rate. For the six months ended June 30, 2014, the Company’s effective tax rate applied to its income before income taxes was lower than the U.S. statutory tax rate primarily as a result of the decrease in the valuation allowance against its deferred tax asset.

The Company’s 2014 and 2015 provision for income taxes for interim financial periods is not based on an estimated annual effective rate due to the variability in fair value of its derivative liabilities, which prevents the Company from projecting a reliable estimated annual effective tax rate and income before taxes for either year. A discrete calculation of the provision is performed for each interim period.

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

As of June 30, 2015 and December 31, 2014, the Company’s net deferred tax asset was approximately $1.0 billion, with no valuation allowance as a result of a tax planning strategy to use unrealized gains that are included in “Accumulated other comprehensive income (loss)” on the Company’s consolidated balance sheets against the deferred tax asset related to any remaining asset impairments.

In accordance with accounting guidance for income taxes, the netting of deferred taxes between different taxpaying jurisdictions is not permitted. As of June 30, 2015, there was also a non U.S. deferred tax liability of $33 million included in “Other liabilities” on the Company’s consolidated balance sheet.

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

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of June 30, 2015 and December 31, 2014, the Company had no UTB outstanding.

MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. Federal income tax returns for 2012 through 2013 have not been examined or surveyed.

The tax authorities in the United Kingdom have been auditing MBIA UK for tax years 2005 through 2012. In April of 2015, MBIA UK received correspondence from the HM Revenue & Customs closing the audit for the years under examination with no change in taxable income.

As of June 30, 2015, the Company’s net operating loss (“NOL”) is approximately $3.1 billion. The NOL will expire between tax years 2029 through 2034. As of June 30, 2015, the Company has an alternative minimum tax credit carryforward of $22 million, which does not expire.

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

MBIA Corp. insures non-U.S. public finance and global structured finance insured obligations, including asset-backed obligations. MBIA Corp. has insured sovereign-related and sub-sovereign bonds, utilities, privately issued bonds used for the financing of projects that include toll roads, bridges, airports, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, and leases for equipment, aircraft and real estate property. MBIA Corp. has also written policies guaranteeing obligations under certain other derivative contracts, including termination payments that may become due upon certain insolvency or payment defaults of the financial guarantor or the issuer. The Company is no longer insuring new credit derivative contracts except for transactions related to the reduction of existing derivative exposure. MBIA Corp. has not written any meaningful amount of business since 2008.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

Corporate

The Company’s corporate segment consists of general corporate activities, including providing general support services to MBIA’s other operating businesses and asset and capital management. General support services are provided by the Company’s service company, MBIA Services Corporation (“MBIA Services”). MBIA Services provides various support services including, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. Capital management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiaries, GFL and IMC. MBIA Inc. issued debt to finance the operations of the MBIA group. It also provided customized products for funds that are invested as part of asset-backed or structured product transactions. GFL raised funds through the issuance of MTNs with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. The company ceased issuing these MTNs and investment agreements and the outstanding liability balances and corresponding asset balances have declined over time as liabilities mature, terminate or are retired. All of the debt within the corporate segment is managed collectively and is serviced by the financial resources available to MBIA Inc. Asset management activities provide for opportunities in investments and provide general liquidity support to MBIA Inc.

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

Segments Results

The following tables provide the Company’s segment results for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
In millions	U.S. Public Finance Insurance	International and Structured Finance Insurance	Corporate	Eliminations		Consolidated
Revenues(1)	$93	$29	$8	$-		$130
Net change in fair value of insured derivatives	-	60	-	-		60
Net gains (losses) on financial instruments at fair value and foreign exchange	-	(3)	48	-		45
Net investment losses related to other-than-temporary impairments	(6)	-	(1)	-		(7)
Net gains (losses) on extinguishment of debt	-	-	(1)	-		(1)
Other net realized gains (losses)	-	-	(1)	-		(1)
Revenues of consolidated VIEs	-	19	-	-		19
Inter-segment revenues(2)	8	15	21	(44)		-

Total revenues	95	120	74	(44)		245
Losses and loss adjustment	8	38	-	-		46
Operating	8	18	19	-		45
Interest	-	26	24	-		50
Expenses of consolidated VIEs	-	12	-	-		12
Inter-segment expenses(2)	22	15	1	(38)		-

Total expenses	38	109	44	(38)		153

Income (loss) before income taxes	57	11	30	(6)		92
Provision (benefit) for income taxes	20	3	7	(2)		28

Net income (loss)	$37	$8	$23	$(4)		$64

Identifiable assets	$5,412	$10,393	$2,707	$(3,002)	(3)	$15,510

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

	Three Months Ended June 30, 2014
In millions	U.S. Public Finance Insurance	International and Structured Finance Insurance	Corporate	Advisory Services	Conduit	Eliminations		Consolidated
Revenues(1)	$84	$43	$4	$4	$-	$-		$135
Net change in fair value of insured derivatives	-	(47)	-	-	-	-		(47)
Net gains (losses) on financial instruments at fair value and foreign exchange	15	5	40	1	-	-		61
Net gains (losses) on extinguishment of debt	-	-	2	-	-	-		2
Revenues of consolidated VIEs	-	31	5	-	-	-		36
Inter-segment revenues(2)	11	12	19	6	-	(48)		-

Total revenues	110	44	70	11	-	(48)		187
Losses and loss adjustment	17	(5)	-	-	-	-		12
Operating	11	15	20	11	-	-		57
Interest	-	26	26	-	-	-		52
Expenses of consolidated VIEs	-	11	-	-	-	-		11
Inter-segment expenses(2)	20	17	3	2	9	(51)		-

Total expenses	48	64	49	13	9	(51)		132

Income (loss) before income taxes	62	(20)	21	(2)	(9)	3		55
Provision (benefit) for income taxes	21	(8)	(76)	-	(3)	1		(65)

Net income (loss)	$41	$(12)	$97	$(2)	$(6)	$2		$120

Identifiable assets	$6,194	$10,702	$2,702	$38	$-	$(3,612)	(3)	$16,024

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

The following tables provide the Company’s segment results for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015
In millions	U.S. Public Finance Insurance	International and Structured Finance Insurance	Corporate	Eliminations		Consolidated
Revenues(1)	$198	$58	$13	$-		$269
Net change in fair value of insured derivatives	-	88	-	-		88
Net gains (losses) on financial instruments at fair value and foreign exchange	3	(8)	80	-		75
Net investment losses related to other-then-temporary impairments	(6)	-	(1)	-		(7)
Net gains (losses) on extinguishment of debt	-	-	(1)	-		(1)
Other net realized gains (losses)	(4)	-	23	-		19
Revenues of consolidated VIEs	-	21	-	-		21
Inter-segment revenues(2)	18	33	37	(88)		-

Total revenues	209	192	151	(88)		464
Losses and loss adjustment	2	38	-	-		40
Operating	18	37	38	-		93
Interest	-	51	49	-		100
Expenses of consolidated VIEs	-	26	-	-		26
Inter-segment expenses(2)	46	33	2	(81)		-

Total expenses	66	185	89	(81)		259

Income (loss) before income taxes	143	7	62	(7)		205
Provision (benefit) for income taxes	49	1	25	(3)		72

Net income (loss)	$94	$6	$37	$(4)		$133

Identifiable assets	$5,412	$10,393	$2,707	$(3,002)	(3)	$15,510

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

	Six Months Ended June 30, 2014
In millions	U.S. Public Finance Insurance	International and Structured Finance Insurance	Corporate	Advisory Services	Conduit	Eliminations		Consolidated
Revenues(1)	$172	$75	$23	$7	$-	$-		$277
Net change in fair value of insured derivatives	1	421	-	-	-	-		422
Net gains (losses) on financial instruments at fair value and foreign exchange	19	2	(12)	(3)	-	-		6
Net gains (losses) on extinguishment of debt	-	-	3	-	-	-		3
Other net realized gains (losses)	-	-	1	-	-	-		1
Revenues of consolidated VIEs	-	51	-	-	4	-		55
Inter-segment revenues(2)	23	25	26	12	(1)	(85)		-

Total revenues	215	574	41	16	3	(85)		764
Losses and loss adjustment	3	59	-	-	-	-		62
Operating	20	32	39	22	-	-		113
Interest	-	54	52	-	-	-		106
Expenses of consolidated VIEs	-	24	-	-	-	-		24
Inter-segment expenses(2)	38	35	7	3	9	(92)		-

Total expenses	61	204	98	25	9	(92)		305

Income (loss) before income taxes	154	370	(57)	(9)	(6)	7		459
Provision (benefit) for income taxes	52	129	(97)	(1)	(2)	2		83

Net income (loss)	$102	$241	$40	$(8)	$(4)	$5		$376

Identifiable assets	$6,194	$10,702	$2,702	$38	$-	$(3,612)	(3)	$16,024

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2) -	Represents intercompany premium income and expense, intercompany asset management fees and expenses and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Total premiums earned:
United States	$74	$71	$161	$138
United Kingdom	8	10	15	19
Europe (excluding United Kingdom)	-	1	2	4
Internationally diversified	1	1	2	3
Central and South America	7	7	13	16
Asia	1	1	2	2
Other	2	2	3	4

Total	$93	$93	$198	$186

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

Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options, warrants and unvested restricted stock outstanding during the period that could potentially result in the issuance of common stock. The dilution from stock options, warrants and unvested restricted stock are calculated by applying the two-class method and using the treasury stock method. The treasury stock method assumes the proceeds from the exercise of stock options and warrants or the unrecognized compensation expense from unvested restricted stock will be used to purchase shares of the Company’s common stock at the average market price during the period. For the three months ended June 30, 2015 and 2014, there were 17,983,125 and 32,475,786, respectively, of stock options, warrants and unvested restricted stock outstanding that were antidilutive. For the six months ended June 30, 2015 and 2014, there were 17,970,329 and 31,495,902, respectively, of stock options, warrants and unvested restricted stock outstanding that were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except share and per share amounts	2015	2014	2015	2014
Basic earnings per share:
Net income (loss)	$64	$120	$133	$376
Less: undistributed earnings allocated to participating securities	2	4	4	10

Net income (loss) available to common shareholders	62	116	129	366

Basic weighted average shares(1)	172,146,651	189,169,042	176,914,777	189,101,884
Net income (loss) per basic common share:	$0.36	$0.61	$0.73	$1.93

Diluted earnings per share:
Net income (loss)	64	120	133	376
Less: undistributed earnings allocated to participating securities	2	3	4	9
Less: mark-to-market gain (loss) on warrants	-	30	-	14

Net income (loss) available to common shareholders	62	87	129	353

Basic weighted average shares(1)	172,146,651	189,169,042	176,914,777	189,101,884
Effect of common stock equivalents:
Stock options	1,007,668	1,111,816	1,004,181	1,170,182
Warrants	-	2,626,013	-	2,779,370

Diluted weighted average shares	173,154,319	192,906,871	177,918,958	193,051,436

Net income (loss) per diluted common share:	$0.36	$0.45	$0.72	$1.83

(1) -	Includes 581,102 and 270,443 of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three months ended June 30, 2015 and 2014, respectively. Includes 629,569 and 337,827 of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the six months ended June 30, 2015 and 2014, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the six months ended June 30, 2015:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Total
Balance, December 31, 2014	$34	$(13)	$21

Other comprehensive income (loss) before reclassifications	(59)	-	(59)
Amounts reclassified from AOCI	2	-	2

Total other comprehensive income (loss)	(57)	-	(57)

Balance, June 30, 2015	$(23)	$(13)	$(36)

The following table presents the details of the reclassifications from AOCI for the three and six months ended June 30, 2015 and 2014:

In millions	Amounts Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item on the Consolidated
Details about AOCI Components	2015	2014	2015	2014	Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gain (loss) on sale of securities	$3	$(19)	$(1)	$(20)	Net gains (losses) on financial instruments at fair value and foreign exchange
Amortization on securities	-	(1)	(3)	(2)	Net investment income

	3	(20)	(4)	(22)	Income (loss) before income taxes
	1	(7)	(2)	(8)	Provision (benefit) for income taxes

	2	(13)	(2)	(14)	Net income (loss)
Foreign currency translation:
Realized gain (loss) on liquidation of foreign entity	-	-	-	(4)	Net gains (losses) on financial instruments at fair value and foreign exchange

Total reclassifications for the period	$2	$(13)	$(2)	$(18)	Net income (loss)

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

MBIA Insurance Corp. v. J.P. Morgan Securities LLC (f/k/a Bear, Stearns & Co. Inc.); Index No. 64676/2012 (N.Y. Sup. Ct., County of Westchester)

On September 9, 2014, the court granted in part MBIA Corp.’s motion to file an amended complaint. MBIA filed its amended complaint on September 29, 2014. J.P. Morgan filed its answer to the amended complaint on October 10, 2014. The parties each cross-appealed the September 9, 2014 decision and those appeals were fully submitted as of June 8, 2015. The Court held a status conference on June 26, 2015 and set a schedule for briefing of any motion for summary judgment, which must be submitted by the end of August of 2015.

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

Note 14: Subsequent Events

Refer to “Note 13: Commitments and Contingencies” for information about legal proceedings that occurred after June 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

MBIA Inc. (“MBIA”, the “Company”, “we”, “us”, or “our”) operates one of the largest financial guarantee insurance businesses in the industry. MBIA manages three operating segments: 1) United States (“U.S.”) public finance insurance; 2) corporate; and 3) international and structured finance insurance. Our U.S. public finance insurance business is primarily operated through National Public Finance Guarantee Corporation (“National”), our corporate segment is operated through MBIA Inc. and several of its subsidiaries, including our service company, MBIA Services Corporation (“MBIA Services”) and is generally referred to as (“MBIA Inc.”), and our international and structured finance insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). Unless otherwise indicated or the context otherwise requires, references to “MBIA Corp.” are to MBIA Insurance Corporation, together with its subsidiaries, MBIA UK Insurance Limited (“MBIA UK”) and MBIA Mexico S.A. de C.V (“MBIA Mexico”).

The primary strategies of our U.S. public finance insurance segment are to generate new insurance business in National, consistent with our portfolio management and return requirements, and to maximize the economics of our existing insured portfolio through effective surveillance and remediation. The primary strategies of our international and structured finance insurance segment are preserving value, maintaining adequate liquidity, reducing risk and mitigating loss. We do not expect to write new business in our international and structured finance insurance segment in the foreseeable future. Our corporate segment consists of general corporate activities, including providing general support services to MBIA’s other operating businesses and asset and capital management.

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

EXECUTIVE OVERVIEW

National

National is the largest U.S. public finance-only bond insurer in the financial guarantee industry as measured by total insured gross par outstanding of $194.6 billion as of June 30, 2015. Our primary strategy is to insure new issue and secondary market municipal bonds while providing ongoing surveillance of National’s existing insured portfolio. Since achieving AA ratings in 2014, National has insured $654 million of gross par exposure. National’s ability to write new business and to compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by major rating agencies. During the second quarter of 2015, all of the major rating agencies completed their annual reviews of National and affirmed the following ratings: AA+ with a stable outlook by Kroll Bond Rating Agency; AA- with a stable outlook by Standard & Poor’s Financial Services LLC (“S&P”); and A3 with a negative outlook by Moody’s Investors Service, Inc. (“Moody’s”).

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

Prevailing interest rate levels and credit spreads have affected demand for financial guarantee insurance. Currently the market features both lower interest rates and narrower spreads between insured and uninsured obligations. The purchase of insurance during such periods will generally provide lower cost savings to the issuer compared to periods of higher rates and wider spreads. Financial guarantee insurance competes in nearly all instances with the issuer’s alternative of foregoing insurance. If the interest savings from insurance are not greater than the cost of the insurance, the issuer will generally choose to issue bonds without insurance. As a result, some issuers choose to issue on an uninsured basis. At the same time, investors may choose to forego insurance to increase the yield on their investments. As interest rates rise, we expect more favorable new business opportunities in the U.S. public finance market.

Given that National’s insurance policies protect policyholders from potential defaults and guarantee payments of scheduled principal and interest, we believe current stress in the municipal sector will increase the demand for National’s insurance product. Refer to the “U.S. Public Finance Insurance” section for additional information on National’s new business opportunities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Exposure to Puerto Rico

As of June 30, 2015, National had $4.5 billion of gross insured par exposure related to the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”). Puerto Rico is experiencing fiscal stress due to, among other things, Puerto Rico’s structural budget imbalance, a stagnating local economy, net migration of people and a high debt burden. However, it has attempted to address its significant economic challenges by passing a balanced general fund budget for the fiscal year ending June 30, 2016 and approving a proposed tax reform bill. On July 1, 2015, all debt service due from various Puerto Rico credits was paid in full. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

Overall our U.S. public finance insured portfolio continues to perform satisfactorily against a backdrop of relatively stable domestic economic activity. While this trend will generally benefit the tax revenues and fees charged for essential municipal services which secure our insured bond portfolio, some state, local governments and territory obligors we insure, remain under financial and budgetary stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of our insured transactions. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain.

MBIA Inc.

MBIA Inc. has issued debt to finance the operations of its subsidiaries. This debt, which includes MBIA Inc. senior notes, medium-term notes (“MTNs”) issued by MBIA Global Funding, LLC (“GFL”), and investment agreements issued by MBIA Investment Management Corp. (“IMC”) and MBIA Inc., are collectively managed and serviced with the financial resources available to MBIA Inc. We pledge high-quality securities as collateral for our investment agreements and our MBIA Inc. senior notes and MTNs are serviced by available liquidity. Our debt will decrease over time through scheduled maturities and buybacks. Our strategy is to further reduce our leverage using cash primarily generated from operations to repurchase or retire debt while balancing this with share repurchases when management deems appropriate. During the six months ended June 30, 2015, the Company repurchased 20.2 million common shares of MBIA Inc. and approximately $46 million par value outstanding of our debt obligations. Refer to the “Capital Resources” section for further information on our buybacks. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient cash to satisfy its debt obligations and its general corporate needs over time from expected subsidiary dividends, additional anticipated releases under the MBIA group’s tax sharing agreement (the “Tax Escrow Account”), investment income and potential securities issuance; however, there can be no assurance that such sources will be adequate or that we will have access to the capital markets when needed. For further information, see “Strategic Plan Related and Other Risk Factors” in Part I, Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. MBIA Inc. also manages assets, which generates income to provide general liquidity support to MBIA Inc. Refer to the “Liquidity—MBIA Inc. Liquidity” section for information on MBIA Inc.’s liquidity.

MBIA Corp.

MBIA Corp.’s primary objective is to maximize the margin of safety for its policyholders and the future recoveries of subordinate claimants. We intend to accomplish this by reducing risk and loss mitigation on potential losses on MBIA Corp.’s insurance exposures, maximizing the collection of excess spread and put-back recoveries and value preservation. MBIA Corp. has significant negative statutory earned surplus and has no current capacity to pay dividends. In addition, since July 15, 2012 no payments on MBIA Corp.’s outstanding surplus notes have been approved by the New York State Department of Financial Services (“NYSDFS”). MBIA Corp. has contributed to the Company’s net operating loss carryforward (“NOL”), which is used in the calculation of our consolidated income taxes. Under MBIA group’s tax sharing agreement, MBIA Corp. maintains a substantial NOL, therefore when MBIA Corp. is profitable it is not expected to make any tax payments to the Tax Escrow Account. Based on MBIA Corp.’s current projected earnings and our expectation that it will not write new business for the foreseeable future, we believe it is unlikely that MBIA Corp. will generate sufficient income to fully use its NOL. Refer to the “Capital Resources—MBIA Corp.” section for additional information on MBIA Corp.’s surplus notes and statutory capital.

MBIA Corp. may make negotiated settlement payments to counterparties and/or forego its right to all or some termination premiums when it commutes insurance exposures. We continue to evaluate opportunities to commute additional high risk insurance exposures, although our ability to commute is limited by available liquidity and the willingness of counterparties to enter into commutations.

MBIA Corp. continues to successfully manage its liquidity risks and satisfy all payment obligations when due. For the six months ended June 30, 2015, recoveries from excess spread on second-lien residential mortgage-backed securities (“RMBS”) continued to exceed paid claims and loss adjustment expense (“LAE”). There can be no assurance this trend will continue. Our liquidity forecasts reflect adequate resources to pay expected claims, but if MBIA Corp. experiences materially-elevated claims payments or does not substantially collect our projected amounts of excess spread or the put-back recoverable from Credit Suisse for ineligible mortgages, it could experience liquidity shortfalls.

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

Other

In May of 2015, investment funds affiliated with Warburg Pincus LLC, the largest holder of MBIA Inc. common stock, sold 27.3 million shares of the Company’s common stock in a registered public offering. National purchased 8 million of the shares that were the subject of this offering at a price of $8.77 per share.

Economic and Financial Market Trends

The U.S. economy showed signs of modest growth during the second quarter of 2015 after rebounding from a contracting first quarter driven mostly by increases in employment and wages. Also, housing and consumer spending strengthened in the second quarter and the unemployment rate improved slightly to a seven-year low driven by the job gains. While overall employment improved, there were mixed signs in the jobs data as the participation rate fell. Based on economic trends, including an anticipated improvement in gross domestic product, we expect that any increase in the federal funds rate by the Federal Reserve will likely be modest and delayed until later this year.

During the second quarter of 2015, the European Central Banks’ implementation of Quantitative Easing generally had a positive impact throughout much of Europe as deflationary concerns receded and economic growth and employment generally improved. These positive signs however, were somewhat overshadowed by developments in Greece and uncertainty surrounding its ability to achieve and implement satisfactory resolution of its debt crisis. If the situation in Greece begins to have a material adverse impact on the European economy, this may have implications for continued U.S. growth and further delay any increase in the federal funds rate by the Federal Reserve. We do not insure any sovereign or sub-sovereign debt from Greece and do not have any direct or indirect Greece sovereign debt holdings included in our investment portfolios. Information concerning our interest and foreign exchange rate sensitivity appears in Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

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

Financial Highlights

Our consolidated financial results, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been volatile as a result of unrealized gains and losses from our insured credit derivatives, as well as a result of insured losses and recoveries on second-lien RMBS. Our consolidated economic performance has also been volatile due to changes in our loss estimates based on changes in macroeconomic conditions in the U.S. and abroad and deviations in collateral performance from our expectations.

For the three months ended June 30, 2015, we recorded consolidated net income of $64 million or $0.36 per diluted share compared with consolidated net income of $120 million, or $0.45 per diluted share for the same period of 2014.

For the six months ended June 30, 2015, we recorded consolidated net income of $133 million or $0.72 per diluted share compared with consolidated net income of $376 million, or $1.83 per diluted share for the same period of 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

For the three months ended June 30, 2015, combined operating income (a non-GAAP measure) was $19 million or $0.11 per diluted share compared with $2 million, or $0.01 per diluted share for the same period of 2014.

For the six months ended June 30, 2015, combined operating income was $53 million or $0.30 per diluted share compared with $42 million, or $0.22 per diluted share for the same period of 2014.

Refer to the following “Results of Operations” section for a description of operating income and operating income per diluted common share and a reconciliation of operating income to GAAP net income and operating income per diluted common share to GAAP net income per diluted common share.

Our consolidated shareholders’ equity was $3.8 billion as of June 30, 2015, slightly down from $3.9 billion as of December 31, 2014. Our consolidated book value per share as of June 30, 2015 was $22.26 compared with $20.47 as of December 31, 2014.

As of June 30, 2015, adjusted book value (“ABV”) per share (a non-GAAP measure) was $27.00, up from $24.87 as of December 31, 2014. Refer to the following “Results of Operations” section for a discussion of ABV and a reconciliation of GAAP book value per share to ABV per share.

A detailed discussion of our financial results is presented within the “Results of Operations” section included herein. Refer to the “Capital Resources—Insurance Statutory Capital” section for a discussion of National’s and MBIA Corp.’s capital positions under statutory accounting principles (“U.S. STAT”).

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in accordance with GAAP, which requires the use of estimates and assumptions. Management has discussed and reviewed the development, selection, and disclosure of critical accounting estimates with the Company’s Audit Committee. Our most critical accounting estimates include loss and LAE reserves, valuation of financial instruments, and deferred income taxes, since these estimates require significant judgment. Any modifications in these estimates could materially impact our financial results.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except for share and per share amounts	2015	2014	2015	2014
Total revenues	$245	$187	$464	$764
Total expenses	153	132	259	305

Income (loss) before income taxes	92	55	205	459
Provision (benefit) for income taxes	28	(65)	72	83

Net income (loss)	$64	$120	$133	$376

Net income (loss) per common share:
Basic	$0.36	$0.61	$0.73	$1.93
Diluted	$0.36	$0.45	$0.72	$1.83
Weighted average number of common shares outstanding:
Basic	172,146,651	189,169,042	176,914,777	189,101,884
Diluted	173,154,319	192,906,871	177,918,958	193,051,436

Consolidated total revenues for the three months ended June 30, 2015 included $60 million of net gains on insured derivatives compared with $47 million of net losses for the same period of 2014. The net gains on insured derivatives in 2015 were principally the result of refining the credit rating of underlying collateral and the reversal of the unrealized loss from the termination of an insured derivative. The net losses on insured derivatives in 2014 were principally the result of claim payments and changes in spreads and pricing of underlying collateral, partially offset by the effects of changes in the weighted average lives on transactions. Consolidated total expenses for the three months ended June 30, 2015 included $46 million of net insurance loss and LAE compared with $12 million for the same period of 2014. The increase in net insurance loss and LAE was principally due to increases in losses in our insured second-lien RMBS and CDO exposures, partially offset by a decrease in losses on insured first-lien RMBS.

Consolidated total revenues for the six months ended June 30, 2015 included $88 million of net gains on insured derivatives compared with $422 million for the same period of 2014. The net gains on insured derivatives in 2015 were principally the result of refining the credit rating of underlying collateral, partially offset by claim payments. The net gains on insured derivatives in 2014 were principally associated with the reversal of unrealized losses from commutations partially offset by settlement and claim payments. Consolidated total expenses for the six months ended June 30, 2015 included $40 million of net insurance loss and LAE compared with $62 million for the same period of 2014. The decrease in net insurance loss and LAE in 2015 when compared with 2014 was principally related to decreases on certain RMBS exposures.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our combined operating income (loss) and operating income (loss) per diluted common share (both non-GAAP measures) and provides reconciliations of GAAP net income (loss) to operating income (loss) and GAAP net income (loss) per diluted common share to operating income (loss) per diluted common share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2015	2014	2015	2014
Net income (loss)	$64	$120	$133	$376
Less: net income of Non-Core Segments, including eliminations	4	(18)	2	234
Less: after-tax adjustments:
Mark-to-market gains (losses) on financial instruments(1)	55	22	37	(13)
Foreign exchange gains (losses)(1)	(14)	3	28	-
Net gains (losses) on sales of investments(1)	4	22	4	24
Net investment losses related to OTTI	(4)	-	(4)	-
Net gains (losses) on extinguishment of debt	-	1	-	2
Other net realized gains (losses)(2)	-	-	13	-
Tax valuation allowance on adjustments(3)	-	88	-	87

Operating income (loss)	$19	$2	$53	$42

Operating income (loss) per diluted common share(4)	$0.11	$0.01	$0.30	$0.22

Weighted average diluted shares used in calculation	173	193	178	193

(1) -	Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” and the corresponding tax effects are reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(2) -	Relates to the after-tax gain on the sale of Cutwater.

(3) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(4) -	Operating income (loss) per diluted common share is calculated by taking operating income (loss) divided by GAAP weighted average number of diluted common shares outstanding.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of June 30, 2015, ABV per share was $27.00, an increase from $24.87 as of December 31, 2014. The increase in ABV per share was primarily driven by a decrease in common shares outstanding from the share repurchases made by the Company during the first six months of 2015.

The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

In millions except share and per share amounts	As of June 30, 2015	As of December 31, 2014
Total shareholders’ equity of MBIA Inc.	$3,828	$3,929
Common shares outstanding	171,978,709	191,942,895
Book value per share	$22.26	$20.47
Reverse book value of Non-Core Segments (after-tax)(1)	1.27	1.16
Reverse net unrealized (gains) losses included in other comprehensive income (after-tax)	0.16	(0.15)
Add net unearned premium revenue (after-tax)(2)	3.31	3.39

Total adjustments per share	4.74	4.40

Adjusted book value per share	$27.00	$24.87

(1) -	The book value for Non-Core Segments, primarily the international and structured finance insurance segment, does not provide significant economic or shareholder value to MBIA Inc. Amounts are net of any deferred taxes available to MBIA Inc.

(2) -	Consists of financial guarantee premiums, net of deferred acquisition costs. The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

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

The following table presents our U.S. public finance insurance segment results for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2015	2014		2015	2014
Net premiums earned	$73	$67	9%	$158	$132	20%
Net investment income	28	27	4%	57	60	-5%
Fees and reimbursements	-	1	-100%	1	3	-67%
Realized gains (losses) and other settlements on insured derivatives	-	-	-%	-	1	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	-	15	-100%	3	19	-84%
Net investment losses related to other-than-temporary impairments	(6)	-	n/m	(6)	-	n/m
Other net realized gains (losses)	-	-	-%	(4)	-	n/m

Total revenues	95	110	-14%	209	215	-3%

Losses and loss adjustment	8	17	-53%	2	3	-33%
Amortization of deferred acquisition costs	16	15	7%	34	29	17%
Operating	14	16	-13%	30	29	3%

Total expenses	38	48	-21%	66	61	8%

Income (loss) before income taxes	57	62	-8%	143	154	-7%
Provision (benefit) for income taxes	20	21	-5%	49	52	-6%

Net income (loss)	$37	$41	-10%	$94	$102	-8%

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

During the six months ended June 30, 2015, National insured $311 million of gross par exposure. Low interest rates, narrow spreads and competitive pricing levels continue to severely limit new business opportunities. National seeks to support the credit enhancement needs of municipal debt issuers across the U.S. National maintains underwriting criteria for most municipal risk types and expects to pursue opportunities for new business across the spectrum of municipal sectors. National’s underwriting criteria does not limit it to particular sectors. We expect that the majority of its new business will be in the general obligation, tax-backed and revenue bond sectors.

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

The following table presents a reconciliation of GAAP net income (loss) to operating income (loss) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Net income (loss)	$37	$41	$94	$102
Less: after-tax adjustments:
Net gains (losses) on sales of investments(1)	1	7	2	7
Net investment losses related to OTTI	(4)	-	(4)	-

Operating income (loss)	$40	$34	$96	$95

(1) -	Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” and the corresponding tax effects are reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The increase in net premiums earned for the three months ended June 30, 2015 compared with the same period of 2014 resulted from an increase in refunded premiums earned of $13 million, partially offset by a decrease in scheduled premiums earned of $7 million. The increase in net premiums earned for the six months ended June 30, 2015 compared with the same period of 2014 resulted from an increase in refunded premiums earned of $40 million, partially offset by a decrease in scheduled premiums earned of $14 million. Scheduled premium earnings declined due to the refunding and maturity of insured issues within our U.S. public finance portfolio with no material new insurance writings. Refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of scheduled premiums that would have been earned in the current period.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The decreases in net gains (losses) on financial instruments at fair value and foreign exchange for the three and six months ended June 30, 2015 when compared with the same periods of 2014 were primarily due to decreases in net realized gains from the sales of securities from the ongoing management of our U.S. public finance insurance investment portfolio and unfavorable mark-to-market fluctuations on financial instruments.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to other-than-temporary impairments for the three and six months ended June 30, 2015 were primarily related to one impaired security for which a loss was recognized as the difference between its amortized cost and the net present value of its projected cash flows. This OTTI resulted from liquidity concerns and other adverse financial conditions of the issuer. Refer to the “Liquidity” section included herein for additional information about impaired investments.

OTHER NET REALIZED GAINS (LOSSES) For the six months ended June 30, 2015, other net realized gains (losses) included an impairment charge on our Armonk, New York facility of $4 million to adjust the carrying amount to its sales price less costs to sell.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents information about our U.S. public finance insurance loss and LAE expenses for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2015	2014		2015	2014
Loss and LAE related to actual and expected payments	$4	$23	-83%	$(1)	$(2)	-50%
Recoveries of actual and expected payments	4	(6)	n/m	3	5	-40%

Gross losses incurred	8	17	-53%	2	3	-33%
Reinsurance	-	-	-%	-	-	-%

Losses and loss adjustment expenses	$8	$17	-53%	$2	$3	-33%

n/m - Percent change not meaningful.

Losses and LAE for the three and six months ended June 30, 2015 primarily related to changes in discount rates. Losses and LAE for the three and six months ended June 30, 2014 primarily related to certain Puerto Rico exposures, partially offset by decreases in reserves from other general obligation bonds.

The following table presents information about our U.S. public finance insurance loss and LAE reserves and recoverables as of June 30, 2015 and December 31, 2014:

In millions	June 30, 2015	December 31, 2014	Percent Change
Assets:
Insurance loss recoverable	$1	$4	-75%
Reinsurance recoverable on paid and unpaid losses (1)	-	1	-100%
Liabilities:
Gross loss and LAE reserves	$63	$70	-10%
Expected recoveries on unpaid losses	(21)	(25)	-16%

Loss and LAE reserves	$42	$45	-7%

(1) -	Reported within “Other assets” on our consolidated balance sheets.

Loss and LAE reserves as of June 30, 2015 decreased compared with December 31, 2014 primarily as a result of decreases in expected payments on general obligation bonds.

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and National has already paid a claim and also for which a payment default has not yet occurred, but a claim is expected in the future. The following table includes LAE reserves, but excludes par outstanding, as of December 31, 2014 for one issue that had no expected future claim payments, but for which National was obligated to pay LAE incurred in prior periods. As of June 30, 2015 and December 31, 2014, loss and LAE reserves comprised the following:

	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
$ in millions	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Gross of reinsurance:
Issues with defaults	2	4	$15	$19	$53	$123
Issues without defaults	7	7	27	26	1,501	1,501

Total gross of reinsurance	9	11	$42	$45	$1,554	$1,624

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and six months ended June 30, 2015 and 2014 are presented in the following table:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2015	2014		2015	2014
Gross expenses	$15	$16	-6%	$31	$29	7%

Amortization of deferred acquisition costs	$16	$15	7%	$34	$29	17%
Operating	14	16	-13%	30	29	3%

Total insurance operating expenses	$30	$31	-3%	$64	$58	10%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three months ended June 30, 2015 compared with the same period of 2014 primarily due to a decrease in legal and litigation related costs offset by an increase in compensation expense. Gross expenses increased for the six months ended June 30, 2015 compared with the same period of 2014 primarily due to an increase in compensation expense offset by a decrease in legal and litigation related costs.

Amortization of deferred acquisition costs increased for the three and six months ended June 30, 2015 compared with the same periods of 2014 due to higher refunding activity in 2015. We did not defer a material amount of policy acquisition costs during the first half of 2015 or 2014.

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

The following table presents the credit quality distribution of MBIA’s U.S. public finance outstanding gross par insured as of June 30, 2015 and December 31, 2014. Capital appreciation bonds (“CABs”) are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	June 30, 2015		December 31, 2014
Rating	Amount	%	Amount	%
AAA	$8,638	4.5%	$11,364	5.1%
AA	93,090	47.8%	107,399	48.3%
A	71,372	36.7%	80,744	36.3%
BBB	15,211	7.8%	17,131	7.7%
Below investment grade	6,256	3.2%	5,655	2.6%

Total	$194,567	100.0%	$222,293	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance Puerto Rico Exposures

The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of June 30, 2015.

In millions	Gross Par Outstanding		Gross Par Outstanding Plus CAB Accreted Interest	Debt Service Outstanding	National Internal Rating
Puerto Rico Electric Power Authority (PREPA)(1)	$1,422		$1,440	$2,099	d
Puerto Rico Commonwealth GO(1)	1,114		1,167	1,573	bbb3
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)(1)	792		793	1,499	bb3
Puerto Rico Sales Tax Financing Corporation (COFINA)(1)	684		1,012	4,170	a3
Puerto Rico Government Development Bank GO	267		267	273	bbb3
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)(1)	127		128	170	bb2
University of Puerto Rico System Revenue	91		91	138	bbb3
Inter American University of Puerto Rico Inc.	28		28	38	a3
Puerto Rico Industrial Development Company	15		15	16	bbb2

Total	$4,540	(2)	$4,941	$9,976

(1) - Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy.

(2) - As a result of debt service payments made on July 1, 2015, National’s total Puerto Rico gross par exposure declined by $250 million.

For many years Puerto Rico’s economy has suffered from stagnation that has led to recurring fiscal deficits and increased borrowing to finance such deficits. As a result of mounting debt and, more recently, concerns about the sustainability of its debt level, deteriorating market confidence and limited access to the capital market have further strained liquidity for Puerto Rico and its municipalities. Although Puerto Rico has tried to address its significant financial challenges through various fiscal policies and by the passage of a balanced general fund budget, it continues to experience fiscal stress that could lead to defaults on its debt obligations.

The Public Corporations Debt Enforcement and Recovery Act (the “Recovery Act”) that established a bankruptcy framework for certain public corporations of Puerto Rico was held unconstitutional by the U.S. District Court and this ruling was upheld by the First Circuit Court of Appeals. Puerto Rico has indicated that it intends to file a petition for certiorari to the Supreme Court of the United States.

In the second quarter of 2015, Puerto Rico increased sales and use tax from 7% to 11.5% and mandated the conversion to a value added tax system in April of 2016 in an effort to raise additional general fund revenues. In addition, the Governor of Puerto Rico formed a working group to address significant, projected general fund deficits over the next several years. The working group is scheduled to deliver a report outlining proposed reforms and restructuring measures in the third quarter of 2015, which may include the creation of an independent fiscal oversight board to oversee Puerto Rico’s financial performance.

On July 1, 2015, PREPA (power authority) made its debt service payments in full, and as scheduled from the combination of funds held by the Trustee and operating cash. As a result, there were no claims on any of National’s insurance policies. To ensure that PREPA maintains sufficient operating liquidity, the forbearing bond insurers, including National, agreed to provide $128 million of short-term financing through the purchase of interest-bearing securities on July 31, 2015 with repayment in full of outstanding principal and accrued interest by a mandatory redemption upon the consummation of a restructuring with the forbearing bond insurers prior to December 15, 2015 or a mandatory defeasance on December 15, 2015. The scheduled maturity date of these securities is January 1, 2016 and National’s share of the total $128 million of short-term financing is $45 million. These securities were issued under PREPA’s existing Power Revenue Bond Trust Agreement as parity indebtedness with the same terms and rights to repayment as PREPA’s existing revenue debt. The forbearing bond insurers have also agreed to extend the forbearance agreement to September 15, 2015, subject to certain milestones. Excluding National’s $45 million in short-term financing to PREPA, its total Puerto Rico gross par exposure declined by $250 million as a result of the July 1 debt service payments.

With regard to PRHTA (highway authority), legislation was passed in the first quarter of 2015 that provides for (i) an increase in the aggregate petroleum products tax from $9.25 per barrel to $15.50 per barrel, and (ii) the reallocation of a portion of the petroleum products tax from PRHTA to another entity upon the occurrence of certain events including the transfer of certain PRHTA debt obligations to another entity for repayment. While the tax increase has become effective, the transfer of certain debt obligations has not occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Other than Inter American University of Puerto Rico Inc., S&P, Fitch Ratings and/or Moody’s have downgraded the ratings of all Puerto Rico issuers to below investment grade with a negative outlook due to narrowing liquidity, sluggish economic growth and persistent structural deficits. Although we have downgraded our internal rating of certain Puerto Rico issuers, including PREPA and PRHTA, to below investment grade, all of the insured obligations included in the preceding table are presently current on debt service payments (with PREPA using debt service reserve funds to pay its July 1, 2014, January 1, 2015, and a portion of its July 1, 2015 debt service payments).

Scheduled gross debt service due on our Puerto Rico exposures for the six months ending December 31, 2015 and each of the subsequent four years ending December 31 and thereafter are presented in the following table:

	As of June 30, 2015
In millions	Six Months Ending December 31, 2015	2016	2017	2018	2019	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$105	$174	$184	$120	$177	$1,339	$2,099
Puerto Rico Commonwealth GO	172	192	72	107	231	799	1,573
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	28	47	42	47	39	1,296	1,499
Puerto Rico Sales Tax Financing Corporation (COFINA)	-	-	-	-	-	4,170	4,170
Puerto Rico Government Development Bank GO	273	-	-	-	-	-	273
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	44	5	22	6	16	77	170
University of Puerto Rico System Revenue	4	7	8	7	7	105	138
Inter American University of Puerto Rico Inc.	2	3	3	3	3	24	38
Puerto Rico Industrial Development Company	3	13	-	-	-	-	16

Total	$631	$441	$331	$290	$473	$7,810	$9,976

Corporate

Our corporate segment consists of general corporate activities, including providing general support services to MBIA Inc.’s subsidiaries, asset and capital management and other business development activities. General support services are provided by our service company, MBIA Services, which provides various support services including, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. Asset and capital management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiaries, GFL and IMC. MBIA Inc. issued debt to finance the operations of the MBIA group. It also provided customized products for funds that were invested as part of asset-backed or structured product transactions. GFL raised funds through the issuance of MTNs with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. The Company ceased issuing these MTNs and investment agreements and the outstanding liability balances and corresponding asset balances have declined over time as liabilities mature, terminate or are retired. All of the debt within the corporate segment is managed collectively and is serviced by the financial resources available to MBIA Inc. Asset management activities provide for opportunities in investments and provide general liquidity support to MBIA Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the consolidated results of our corporate segment for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2015	2014		2015	2014
Net investment income	$10	$9	11%	$18	$20	-10%
Fees	13	21	-38%	26	35	-26%
Net gains (losses) on financial instruments at fair value and foreign exchange	54	38	42%	86	(13)	n/m
Net investment losses related to other-than-temporary impairments	(1)	-	n/m	(1)	-	n/m
Net gains (losses) on extinguishment of debt	(1)	2	-150%	(1)	3	-133%
Other net realized gains (losses)	(1)	-	n/m	23	1	n/m
Revenues of consolidated VIEs:
Other net realized gains (losses)	-	-	-%	-	(5)	-100%

Total revenues	74	70	6%	151	41	n/m

Operating	19	22	-14%	39	42	-7%
Interest	25	27	-7%	50	56	-11%

Total expenses	44	49	-10%	89	98	-9%

Income (loss) before income taxes	30	21	43%	62	(57)	n/m
Provision (benefit) for income taxes	7	(76)	-109%	25	(97)	-126%

Net income (loss)	$23	$97	-76%	$37	$40	-8%

n/m - Percent change not meaningful.

FEES Fees are generated from support services provided to business units within Corporate on a fee-for-service basis. The decreases in fees for the three and six months ended June 30, 2015 compared with the same periods of 2014 were primarily due to decreases in fees paid by our conduit segment for administrative and other services. During the second quarter of 2014, we completed the winding down of our conduit segment.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable changes in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended June 30, 2015 compared with the same period of 2014 was primarily due to an increase in gains from mark-to-market changes of our interest rate swaps and other hybrid financial instruments, partially offset by a decrease in realized gains from asset sales, an increase in foreign currency exchange losses on Euro denominated liabilities and a decrease in gains from the changes in the fair value of the outstanding warrants issued on MBIA Inc. common stock. The changes in the fair value of outstanding warrants were primarily attributable to volatility and MBIA Inc.’s common stock price, which are used in the valuation of the warrants. The favorable changes in net gains (losses) on financial instruments at fair value and foreign exchange for the six months ended June 30, 2015 compared with the same period of 2014 were primarily due to gains from the termination of derivatives and an increase in foreign currency exchange gains on Euro denominated liabilities, partially offset by a decrease in net realized gains from asset sales and an increase in losses from mark-to-market changes of our interest rate swaps.

OTHER NET REALIZED GAINS (LOSSES) The increase in other net realized gains for the six months ended June 30, 2015 compared with the same period of 2014 was primarily due to the gain from the sale of Cutwater.

REVENUES OF CONSOLIDATED VIEs For the six months ended June 30, 2014, total revenues of consolidated variable interest entities (“VIEs”) related to net losses as a result of the deconsolidation of a VIE.

INTEREST EXPENSE Interest expense decreased for the three and six months ended June 30, 2015 compared with the same periods of 2014 primarily due to the continued maturity and repurchases of liabilities by the Company.

PROVISION (BENEFIT) FOR INCOME TAXES The provision for income taxes for the six months ended June 30, 2015 was higher than the statutory rate of 35% principally due to write-offs of deferred tax assets primarily due to the sale of Cutwater, partially offset by the change in value of non-deductible warrants issued by the Company. The benefit for income taxes for the six months ended June 30, 2014 was higher than the statutory rate of 35% principally due to the decrease in our valuation allowance against our deferred tax asset.

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

The following table presents a reconciliation of GAAP net income (loss) to operating income (loss) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Net income (loss)	$23	$97	$37	$40
Less: after-tax adjustments:
Mark-to-market gains (losses) on financial instruments(1)	55	22	37	(13)
Foreign exchange gains (losses)(1)	(14)	3	28	-
Net gains (losses) on sales of investments(1)	3	14	2	16
Net gains (losses) on extinguishment of debt	-	1	-	2
Other net realized gains (losses)(2)	-	-	13	-
Tax valuation allowance on adjustments(3)	-	88	-	87

Operating income (loss)	$(21)	$(31)	$(43)	$(52)

(1) -	Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” and the corresponding tax effects are reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(2) -	Relates to the after-tax gain on the sale of Cutwater.

(3) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

International and Structured Finance Insurance

Our international and structured finance insurance business is principally operated through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, non-U.S. public finance and global structured finance insured obligations when due or, in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise, upon MBIA Corp.’s acceleration. Certain guaranteed investment contracts written by MBIA Inc. are insured by MBIA Corp., and if MBIA Inc. or such subsidiaries were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments under its insurance policies. MBIA Corp. also insured debt obligations of other affiliates, including GFL and IMC. MBIA Corp. has also written insurance policies guaranteeing the obligations under credit default swaps (“CDS”) contracts of an affiliate, LaCrosse Financial Products, LLC (“LaCrosse”), and certain other derivative contracts, which may include termination payments that may become due in certain events, including the insolvency or payment defaults of MBIA Corp. or LaCrosse. MBIA Insurance Corporation also provides reinsurance to its insurance subsidiaries.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our international and structured finance insurance segment results for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2015	2014		2015	2014
Net premiums earned	$25	$31	-19%	$50	$64	-22%
Net investment income	3	4	-25%	6	8	-25%
Fees and reimbursements	17	16	6%	35	30	17%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(3)	(24)	-88%	(12)	(394)	-97%
Unrealized gains (losses) on insured derivatives	63	(23)	n/m	100	815	-88%

Net change in fair value of insured derivatives	60	(47)	n/m	88	421	-79%
Net gains (losses) on financial instruments at fair value and foreign exchange	(4)	5	n/m	(8)	2	n/m
Revenues of consolidated VIEs:
Net investment income	13	13	-%	25	25	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	6	22	-73%	(4)	24	-117%

Total revenues	120	44	n/m	192	574	-67%

Losses and loss adjustment	38	(5)	n/m	38	59	-36%
Amortization of deferred acquisition costs	20	16	25%	41	35	17%
Operating	12	14	-14%	25	30	-17%
Interest	27	27	-%	55	55	-%
Expenses of consolidated VIEs:
Operating	3	2	50%	7	5	40%
Interest	9	10	-10%	19	20	-5%

Total expenses	109	64	70%	185	204	-9%

Income (loss) before income taxes	11	(20)	n/m	7	370	-98%
Provision (benefit) for income taxes	3	(8)	-138%	1	129	-99%

Net income (loss)	$8	$(12)	n/m	$6	$241	-98%

n/m - Percent change not meaningful.

For the three and six months ended June 30, 2015 and 2014, we did not have any new international and structured finance insurance writings. We do not expect to write new business in our international and structured finance insurance segment in the foreseeable future due to its current ratings, accumulated losses and non-policy claims. Our primary objectives are risk reduction, loss mitigation and value preservation. As of June 30, 2015, MBIA Corp.’s total insured gross par outstanding was $51.4 billion. Since December 31, 2007, our total insured gross par outstanding has decreased approximately 84% from $331.2 billion. Furthermore, MBIA UK is no longer permitted to write new business and any new financial guarantee insurance would require regulatory approval.

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. In addition, we generate net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2015	2014		2015	2014
Net premiums earned:
U.S.	$7	$9	-22%	$14	$19	-26%
Non-U.S.	18	22	-18%	36	45	-20%

Total net premiums earned	$25	$31	-19%	$50	$64	-22%

VIEs (eliminated in consolidation)	$3	$3	-%	$6	$7	-14%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Net premiums earned decreased for the three and six months ended June 30, 2015 compared with the same periods of 2014 primarily due to decreases in scheduled premiums earned from the maturity and early settlement of insured transactions with no writings of new insurance policies.

FEES AND REIMBURSEMENTS The increases in fees and reimbursements for the three and six months ended June 30, 2015 compared with the same periods of 2014 were primarily due to increases in termination and waiver and consent fees related to ongoing management of our international and structured finance insurance business, partially offset by a decrease in ceding commission income from National. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The following table presents the net premiums and fees earned related to derivatives and the components of the net change in fair value of insured derivatives for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2015	2014		2015	2014
Net premiums and fees earned on insured derivatives	$3	$4	-25%	$7	$8	-13%
Realized gains (losses) on insured derivatives	(6)	(28)	-79%	(19)	(402)	-95%

Realized gains (losses) and other settlements on insured derivatives	(3)	(24)	-88%	(12)	(394)	-97%
Unrealized gains (losses) on insured derivatives	63	(23)	n/m	100	815	-88%

Net change in fair value of insured derivatives	$60	$(47)	n/m	$88	$421	-79%

n/m - Percent change not meaningful.

The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and scheduled amortizations. For the three and six months ended June 30, 2015, realized losses on insured derivatives resulted from claim payments on commercial mortgage-backed securities (“CMBS”) transactions.

Unrealized gains on insured derivatives for the three months ended June 30, 2015 were primarily the result of refining the credit rating of underlying collateral and the reversal of the unrealized loss from the termination of an insured derivative. For the three months ended June 30, 2014, unrealized losses on insured derivatives were principally associated with unfavorable movements in spreads and pricing of collateral, the effects of MBIA’s nonperformance risk on its derivative liabilities and collateral erosion, partially offset by shorter weighted average lives on transactions. For the six months ended June 30, 2015, unrealized gains on insured derivatives were principally the result of refining the credit rating of underlying collateral, partially offset by claim payments. For the six months ended June 30, 2014, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations.

As of June 30, 2015, the cost of five year CDS referencing MBIA Corp. was 27.96% upfront plus 5% per annum compared with 9.81% upfront plus 5% per annum as of June 30, 2014. As of June 30, 2015 and December 31, 2014, the fair value of MBIA Corp.’s insured CDS liability was $144 million and $244 million, respectively. Our mark-to-market on insured credit derivatives uses the most appropriate of the one to ten year CDS cost for each transaction, and those costs ranged from 12.62% upfront plus 5% per annum to 29.45% upfront plus 5% per annum as of June 30, 2015. As of June 30, 2014, those costs ranged from 0.64% upfront plus 5% per annum to 13.16% upfront plus 5% per annum.

As of June 30, 2015, MBIA Corp. had $8.0 billion of gross par outstanding on insured credit derivatives compared with $9.5 billion as of December 31, 2014. During the six months ended June 30, 2015, four insured issues matured or terminated that totaled $1.3 billion in gross par outstanding. As of June 30, 2015, 15 insured issues remained, of which 7 insured issues with total gross par outstanding of $6.9 billion are scheduled to mature by the end of 2016.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses on financial instruments at fair value and foreign exchange for the three and six months ended June 30, 2015 were primarily due to realized losses from foreign currency revaluation of Chilean Unidad de Fomento denominated unearned premium revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

REVENUES OF CONSOLIDATED VIEs For the three months ended June 30, 2015, total revenues of VIEs were $19 million compared with total revenues of $35 million for the same period of 2014. This decrease was primarily due to lower asset prices on net assets of consolidated VIEs. For the six months ended June 30, 2015, total revenues of consolidated VIEs were $21 million compared with total revenues of $49 million for the same period of 2014. This decrease was primarily due to lower asset prices on net assets of consolidated VIEs. We elected to record at fair value certain instruments that are consolidated under accounting guidance for consolidation of VIEs, and as such, changes in fair value are reflected in earnings.

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

Summary of Financial Guarantee Insurance Losses and LAE

The following table presents information about our financial guarantee insurance losses and LAE recorded in accordance with GAAP for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2015	2014		2015	2014
Losses and LAE related to expected payments	$125	$(44)	n/m	$105	$4	n/m
Recoveries of expected payments	(87)	38	n/m	(67)	55	n/m

Gross losses incurred	38	(6)	n/m	38	59	-36%
Reinsurance	-	1	-100%	-	-	-%

Losses and loss adjustment expenses	$38	$(5)	n/m	$38	$59	-36%

n/m - Percent change not meaningful.

For the three and six months ended June 30, 2015, losses and LAE primarily related to decreases in projected collections from excess spread within the insured second-lien RMBS securitizations and increases in expected payments on CDOs, partially offset by decreases in expected payments on first-lien RMBS securitizations.

For the three months ended June 30, 2014, the benefit in losses and LAE primarily related to decreases in expected payments of an international road transaction and CDOs, partially offset by decreases in projected collections from excess spread. For the six months ended June 30, 2014, losses and LAE primarily related to decreases in projected collections from excess spread and an increase in expected payments on first-lien RMBS exposures, partially offset by a decrease in expected payments of an international road transaction.

Excess spread is generated by performing loans within insured second-lien RMBS securitizations and is the difference between interest inflows on mortgage loan collateral and interest outflows on insured beneficial interests. The amount of excess spread depends on future loss trends (which include future delinquency trends, average time to charge-off delinquent loans and the availability of pool mortgage insurance), the future spread between prime and London Interbank Offered Rate interest rates, and borrower refinancing behavior which results in voluntary prepayments. Minor deviations in loss trends and voluntary prepayments may substantially impact the amounts we collect from excess spread.

For the three and six months ended June 30, 2015, losses and LAE incurred included the elimination of a $13 million benefit and a $20 million expense, respectively, as a result of the consolidation of VIEs. The $13 million benefit elimination included gross losses related to expected payments of $27 million, partially offset by gross recoveries of expected payments of $14 million. The $20 million expense elimination included gross recoveries of expected payments of $11 million and gross losses related to expected payments of $9 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The Company’s insurance loss recoverable represents expected potential recoveries of paid claims based on probability-weighted net cash inflows discounted at applicable risk-free rates as of the measurement date. The loss and LAE reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the excess spread we expect from the performing mortgage loans in the securitizations. As payments are made, a portion of those expected future receipts is recorded within “Insurance loss recoverable” on our consolidated balance sheets. The payments that we make virtually all go to reduce the principal balances of the securitizations. The following table presents information about our insurance loss recoverable and reserves as of June 30, 2015 and December 31, 2014.

In millions	June 30, 2015	December 31, 2014	Percent Change
Assets:
Insurance loss recoverable	$482	$529	-9%
Reinsurance recoverable on paid and unpaid losses(1)	6	6	-%
Liabilities:
Gross loss and LAE reserves	$656	$583	13%
Expected recoveries on unpaid losses	(198)	(122)	62%

Loss and LAE reserves	$458	$461	-1%

Insurance loss recoverable - ceded(2)	$1	$1	-%

(1) - Reported within “Other assets” on our consolidated balance sheets.

(2) - Reported within “Other liabilities” on our consolidated balance sheets.

As of June 30, 2015, loss and LAE reserves included $330 million, after eliminating $24 million related to our consolidated VIEs, of our remaining insured first and second-lien RMBS exposure.

Included in MBIA Corp.’s loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves, but excludes par outstanding, as of June 30, 2015 and December 31, 2014 for three and two issues, respectively, that had no expected future claim payments or par outstanding, but for which MBIA Corp. was obligated to pay LAE incurred in prior periods. As of June 30, 2015 and December 31, 2014, loss and LAE reserves comprised the following:

	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
$ in millions	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Gross of reinsurance:
Issues with defaults	105	104	$316	$344	$4,277	$4,885
Issues without defaults	6	7	142	117	1,146	1,492

Total gross of reinsurance	111	111	$458	$461	$5,423	$6,377

(1) - An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three and six months ended June 30, 2015 and 2014 are presented in the following table:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2015	2014		2015	2014
Gross expenses	$13	$15	-13%	$27	$31	-13%

Amortization of deferred acquisition costs	$20	$16	25%	$41	$35	17%
Operating	12	15	-20%	25	30	-17%

Total insurance operating expenses	$32	$31	3%	$66	$65	2%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three months ended June 30, 2015 compared with the same period of 2014 primarily due to a decrease in legal and litigation related costs. Gross expenses decreased for the six months ended June 30, 2015 compared with the same period of 2014 primarily due to decreases in compensation expense and legal and litigation related costs. The increases in the amortization of deferred acquisition costs for the three and six months ended June 30, 2015 compared with the same periods of 2014 are due to higher refunding activity in 2015. Operating expenses decreased for the three and six months ended June 30, 2015 compared with the same periods of 2014 due to decreases in gross expenses. We did not defer a material amount of policy acquisition costs during the first half of 2015 or 2014. Policy acquisition costs in these periods were primarily related to commissions and premium taxes on installment policies written in prior periods.

INSURED PORTFOLIO EXPOSURE The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of June 30, 2015 and December 31, 2014, 20% and 21%, respectively, of our international and structured finance insured portfolio, was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

European Sovereign Debt Exposure

Uncertainties regarding European sovereign debt have affected the global economy. Outside the U.S. financial guarantee insurance has been used by issuers of sovereign-related and sub-sovereign bonds, structured finance securities, utility debt and financing for public purpose projects, among others. MBIA does not insure any direct European sovereign debt. However, we do insure both structured finance and public finance obligations in select international markets. MBIA’s indirect European sovereign insured debt exposure totaled $7.1 billion as of June 30, 2015 and included obligations of sovereign-related and sub-sovereign issuers, such as regions, departments, and sovereign-owned entities that are supported by a sovereign state, region or department. Of the $7.1 billion of insured gross par outstanding, $508 million, $334 million, and $205 million were related to Spain, Portugal, and Ireland, respectively. The remaining $6.1 billion was related to the United Kingdom. We do not insure any sovereign or sub-sovereign debt from Greece. We closely monitor our existing insured European portfolios on an ongoing basis. We consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. We also monitor local accounting, regulatory and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. A default by one or more sovereign issuers could have an adverse effect on our insured debt exposures. The Company has an immaterial amount of direct and indirect European sovereign debt holdings, with no direct or indirect Greece sovereign debt holdings, included in its investment portfolios.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of June 30, 2015 and December 31, 2014. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of
	June 30,	December 31,	Percent
Collateral Type	2015	2014	Change
HELOC Second-lien	$2,090	$2,296	-9%
CES Second-lien	1,977	2,180	-9%
Alt-A First-lien(1)	1,703	1,807	-6%
Subprime First-lien(2)	786	838	-6%
Prime First-lien	112	144	-22%

Total	$6,668	$7,265	-8%

(1) -	Includes international exposure of $475 million and $511 million as of June 30, 2015 and December 31, 2014, respectively.

(2) -	Includes international exposure of $3 million and $4 million as of June 30, 2015 and December 31, 2014, respectively.

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

As of June 30, 2015, MBIA Corp.’s $11.7 billion CDO portfolio represented 23% of its total insured gross par outstanding of $51.4 billion. As of December 31, 2014, MBIA Corp.’s $13.8 billion CDO portfolio represented 25% of its total insured gross par outstanding of $55.2 billion. In addition to the below table, MBIA Corp. insures approximately $496 million in commercial real estate (“CRE”) loan pools, comprising both European and domestic assets. The distribution of our insured CDO and related instruments portfolio by collateral type is presented in the following table:

In millions	Gross Par Outstanding as of
	June 30,	December 31,	Percent
Collateral Type	2015	2014	Change
Multi-sector CDOs	$777	$960	-19%
Investment grade corporate CDOs	5,764	6,824	-16%
High yield corporate CDOs	3,147	3,740	-16%
Structured CMBS pools	1,225	1,498	-18%
CRE CDOs	766	825	-7%

Total	$11,679	$13,847	-16%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance and International and Structured Finance Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The following table presents information about our reinsurance agreements as of June 30, 2015 for our U.S. public finance and international and structured finance insurance operations:

In millions	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/ Trust Accounts	Reinsurance Recoverable(1)
Reinsurers
Assured Guaranty Re Ltd.	AA (Stable Outlook)	WR (2)	$3,357	$29	$-
Assured Guaranty Corp.	AA (Stable Outlook)	A3 (Negative Outlook)	1,833	-	6
Overseas Private Investment Corporation	AA+ (Stable Outlook)	Aaa (Stable Outlook)	276	-	-
Others	A- or above	A2 or above	130	3	-

Total			$5,596	$32	$6

(1) -	Total reinsurance recoverable is primarily recoverables on unpaid losses.

(2) -	Represents a withdrawal of ratings.

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

As of June 30, 2015, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $5.6 billion compared with $6.1 billion as of December 31, 2014. As of June 30, 2015, $4.6 billion of the ceded par outstanding was ceded from our U.S. public finance insurance segment and $1.0 billion was ceded from our international and structured finance insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the results and assets under management of our advisory services segment for the three and six months ended June 30, 2014. These results include revenues and expenses from transactions with the Company’s other segments.

	Three Months Ended	Six Months Ended
In millions	June 30, 2014	June 30, 2014
Fees	$10	$19
Net gains (losses) of financial instruments at fair value and foreign exchange	1	(3)

Total revenues	11	16
Operating expenses	13	25

Income (loss) before income taxes	(2)	(9)
Provision (benefit) for income taxes	—	(1)

Net income (loss)	$(2)	$(8)

Ending assets under management:
Third-party	$12,457	$12,457
Insurance	6,052	6,052
Corporate	4,410	4,410

Total ending assets under management	$22,919	$22,919

Average third-party assets under management	$12,474	$12,560

Conduit

In 2014, the Company’s conduit segment was operated through Meridian and administered through MBIA Asset Finance, LLC. Assets held by Meridian were funded by MTNs. In the second quarter of 2014, we retired the remaining $129 million of outstanding MTNs issued by Meridian and dissolved the conduit segment. Certain of MBIA’s consolidated subsidiaries had received fees for services provided to Meridian.

The following table presents the results of our conduit segment for the three and six months ended June 30, 2014. These results include revenues and expenses from transactions with the Company’s other segments.

	Three Months Ended	Six Months Ended
In millions	June 30, 2014	June 30, 2014
Revenues of consolidated VIEs:
Net investment income	$-	$(1)
Net gains (losses) on extinguishment of debt	-	4

Total revenues	-	3
Expenses of consolidated VIEs:
Operating	9	9

Income (loss) before income taxes	(9)	(6)
Provision (benefit) for income taxes	(3)	(2)

Net income (loss)	$(6)	$(4)

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2015 and 2014 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Pre-tax income (loss)	$92	$55	$205	$459
Provision (benefit) for income taxes	$28	$(65)	$72	$83
Effective tax rate	30.4%	-118.2%	35.1%	18.1%

For the six months ended June 30, 2015, our effective tax rate applied to our income (loss) before income taxes approximates the U.S. statutory tax rate of 35%.

For the six months ended June 30, 2014, our effective tax rate applied to our income (loss) before income taxes was lower than the U.S. statutory tax rate of 35% primarily due to the decrease in our valuation allowance against our deferred tax asset.

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

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Corp. Total capital resources were $5.3 billion as of June 30, 2015 and December 31, 2014. MBIA Inc. uses its capital resources to support the business activities of its subsidiaries. As of June 30, 2015, MBIA Inc.’s investments in subsidiaries totaled $4.1 billion.

In addition, MBIA Inc. also supports the MTN and investment agreement obligations originally issued by the Company. We seek to maintain sufficient liquidity and capital resources to meet the Company’s general corporate needs. As of June 30, 2015 and December 31, 2014, net debt of MBIA Inc., which primarily comprised long-term debt, MTNs, investment agreements and derivative liabilities net of cash and investments at amortized cost and a tax receivable from subsidiaries, totaled $775 million and $740 million, respectively. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient cash to satisfy its net debt and its general corporate needs over time from distributions from its operating subsidiaries; however, there can be no assurance that MBIA Inc. will have sufficient cash in the event of unanticipated operating expenses. In addition, the Company may also consider raising third-party capital. For further information, see “Strategic Plan Related and Other Risk Factors” in Part I, Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and “Liquidity—MBIA Inc. Liquidity” section for additional information about MBIA Inc.’s liquidity.

Securities Repurchases

Repurchases of debt and common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We may also choose to redeem debt obligations where permitted by the relevant agreements. MBIA Inc. or its subsidiaries may repurchase or redeem outstanding common shares of MBIA Inc. and outstanding debt obligations at prices that we deem to be economically advantageous.

Equity securities

During the six months ended June 30, 2015, we purchased 20,175,736 common shares of MBIA Inc. at an average share price of $8.79. Of the shares purchased during the first half of 2015, 12,175,736 were purchased at an average share price of $8.80 under the Company’s share repurchase program. In addition, in May of 2015, investment funds affiliated with Warburg, the largest holder of MBIA Inc. common stock, sold 27.3 million common shares of MBIA Inc. in a registered public offering. Pursuant to an authorization by the Company’s Board of Directors, National purchased 8 million of the shares that were the subject of this offering at a price of $8.77 per share. In July of 2015, we repurchased an additional 3,269,611 common shares of MBIA Inc. at an average share price of $6.07 under the Company’s share repurchase program.

On July 29, 2015, the Company’s Board of Directors authorized the repurchase by the Company or its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization, which superseded and terminated the prior authorization. The prior authorization had $61 million available for future repurchases at the time it was terminated.

Debt securities

During the six months ended June 30, 2015, we repurchased approximately $36 million par value outstanding of GFL MTNs issued by our corporate segment at a weighted average cost of approximately 100% of par value. Also, we repurchased approximately $10 million par value outstanding of the 7.00% Debentures due 2025 issued by our corporate segment at a weighted average cost of approximately 105% of par value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

Insurance Statutory Capital

National and MBIA Insurance Corporation are incorporated and licensed in, and are subject to primary insurance regulation and supervision by, the State of New York. MBIA UK is authorized by the Prudential Regulation Authority (“PRA”) and regulated by the Financial Conduct Authority and the PRA in the United Kingdom. MBIA Mexico is regulated by the Comisión Nacional de Seguros y Fianzas in Mexico. National and MBIA Insurance Corporation each are required to file detailed annual financial statements, as well as interim financial statements, with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and the National Association of Insurance Commissioners’ statements of U.S. STAT and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct. MBIA UK is required to file annual regulatory returns with the PRA.

National

Capital and Surplus

National reported total statutory capital of $3.3 billion as of June 30, 2015 and December 31, 2014. As of June 30, 2015, statutory capital comprised $1.0 billion of contingency reserves and $2.3 billion of policyholders’ surplus. National had statutory net income of $136 million for the six months ended June 30, 2015. As of June 30, 2015, National’s unassigned surplus was $1.7 billion.

Under statutory accounting and NYIL, National’s purchase of 8 million shares of MBIA Inc. common stock in the second quarter of 2015 is recorded as an investment and measured at fair value. However, the value of the investment that can be admitted is subject to limitation. As of June 30, 2015, the fair value and admitted value of the MBIA Inc. common shares owned by National were $48 million and $20 million, respectively.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Refer to the following “MBIA Corp.—Capital and Surplus” section for additional information about contingency reserves under the NYIL. As of June 30, 2015 and December 31, 2014, National was not in compliance with certain of its single risk limits but was in compliance with its aggregate risk limits.

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

National had positive earned surplus as of June 30, 2015, which provides National with dividend capacity. As a condition to the NYSDFS’ approval of the simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) between MBIA Inc. and National, the NYSDFS requested that, until the notional amount of the Asset Swap has been reduced to 5% or less of National’s admitted assets, each of MBIA Inc., MBIA Corp. and National provide the NYSDFS with three months prior notice, or such shorter period as the NYSDFS may permit, of its intent to initiate cash dividends on shares of its common stock. As of June 30, 2015, the notional amount of the Asset Swap was below the 5% of National’s admitted assets. For the foreseeable future, we expect declared and paid dividend amounts from National to be lower than previous dividends based on the adjusted net investment income calculation.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National’s CPR and components thereto, as of June 30, 2015 and December 31, 2014 are presented in the following table:

	As of June 30,	As of December 31,
In millions	2015	2014
Policyholders’ surplus	$2,328	$2,190
Contingency reserves	1,013	1,076

Statutory capital	3,341	3,266
Unearned premium reserve	1,219	1,375
Present value of installment premiums (1)	207	216

Premium resources (2)	1,426	1,591
Net loss and LAE reserves (1)	(16)	(13)
Salvage reserves	100	106

Gross loss and LAE reserve	84	93

Total claims-paying resources	$4,851	$4,950

(1) -	Calculated using a discount rate of 2.90% as of June 30, 2015 and December 31, 2014.

(2) -	Includes financial guarantee and insured credit derivative related premiums.

MBIA Corp.

Capital and Surplus

MBIA Corp. reported total statutory capital of $805 million as of June 30, 2015 compared with $859 million as of December 31, 2014. As of June 30, 2015, statutory capital comprised $313 million of contingency reserves and $492 million of policyholders’ surplus. For the six months ended June 30, 2015, MBIA Corp. had a statutory net loss of $43 million. MBIA Corp.’s policyholders’ surplus as of June 30, 2015 included a negative unassigned surplus of $1.5 billion. As of June 30, 2015, MBIA Corp.’s policyholders’ surplus was negatively impacted by $144 million because under NYIL it was not permitted to treat as an admitted asset the portion of its investment in subsidiaries in excess of 60% of net admitted assets less the par value of common and preferred stock and liabilities. This overage was caused by a decrease in MBIA Corp.’s policyholders’ surplus due to insured losses in the past. MBIA Corp.’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred and the percentage of its assets invested in subsidiaries continues to increase.

As of June 30, 2015, MBIA Corp. recognized estimated recoveries of $379 million, net of reinsurance on a statutory basis related to put-backs of ineligible mortgage loans in its insured transactions and $492 million related to excess spread recoveries on second-lien RMBS, net of reinsurance. These excess spread recoveries represented 61% of MBIA Corp.’s statutory capital as of June 30, 2015. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.

Under NYIL, MBIA Corp. is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Reductions in the contingency reserve may be recognized based on excessive reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As a result of regulatory approved reductions, MBIA Corp.’s contingency reserves of $313 million as of June 30, 2015 represented reserves on 51 of the 373 outstanding credits insured by MBIA Corp.

In order to maintain its New York State financial guarantee insurance license, MBIA Corp. is required to maintain a minimum of $65 million of policyholders’ surplus. Under NYIL, MBIA Corp. is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of June 30, 2015, MBIA Corp. maintained its minimum requirement of policyholders’ surplus and did not have enough qualifying assets to support its contingency reserves.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

As of June 30, 2015, MBIA Corp. was not in compliance with a requirement under the NYIL to hold qualifying assets in an amount necessary to satisfy its contingency reserves. As of June 30, 2015, MBIA Corp. was in compliance with its aggregate risk limits under the NYIL. If MBIA Corp. is not in compliance with its aggregate risk limits, the NYSDFS may prevent MBIA Corp. from transacting any new financial guarantee insurance business until it no longer exceeds the limitations. In 2015, MBIA Corp. will be reporting overages to the NYSDFS with respect to its single risk limits if new overages occur. In 2014, MBIA Corp. reported additional overages to the NYSDFS with respect to its single risk limits due to changes in its statutory capital.

As of June 30, 2015, the par amount outstanding of MBIA Corp.’s 14% Fixed-to-Floating Rate Surplus Notes due January 15, 2033 (the “Surplus Notes”) was $953 million. Section 1307 of the Insurance Law and the Fiscal Agency Agreement governing the surplus notes (the “Fiscal Agency Agreement”), which was approved as it relates to Section 1307 by the NYSDFS in connection with the issuance of the Surplus Notes, each impose restrictions on the payments of principal and interest (or the redemption price or any make-whole premium) on the Surplus Notes (“Surplus Note Payments”). Section 1307 of the Insurance Law provides that any payments on surplus notes issued by an insurer “shall be repaid only out of free and divisible surplus of such insurer with the approval of the superintendent whenever, in his judgment, the financial condition of such insurer warrants.” The Superintendent has broad discretion in determining whether to allow us to make Surplus Note Payments. We are not aware of any guidelines or interpretations that govern the exercise of the Superintendent’s discretion under Section 1307 in determining whether the financial condition of an insurer warrants the making of such payments. The Fiscal Agency Agreement provides that (a) Surplus Note Payments may be made only with the prior approval of the Superintendent, whenever, in his judgment, the financial condition of MBIA Corp. warrants, and (b) any such Surplus Note Payments may only be made to the extent MBIA Corp. has sufficient “Eligible Surplus” to make such payment. The Fiscal Agency Agreement defines “Eligible Surplus” as MBIA Corp. “surplus as regards policyholders,” less the sum of its “common capital stock” and “preferred capital stock”, as shown on its annual and quarterly statements filed with state insurance regulatory authorities. While the insurance law does not explicitly set forth the calculation of “free and divisible surplus”, MBIA believes that the calculation of Eligible Surplus, as set forth in the Fiscal Agency Agreement and as accepted by the NYSDFS, is the appropriate calculation of “free and divisible surplus”. MBIA Corp.’s “free and divisible” surplus, determined as set forth above, was $201 million as of June 30, 2015 representing a decrease of $50 million from December 31, 2014. The decrease in MBIA Corp.’s “free and divisible” surplus during the first half of 2015 primarily resulted from a net loss of $43 million for the six months ended June 30, 2015. MBIA Corp. is required to seek the Superintendent’s approval to make payments of interest and principal when scheduled on the Surplus Notes. There is no assurance the Superintendent will approve Surplus Note Payments. Notwithstanding the sufficiency of MBIA Corp.’s Eligible Surplus available for the payment of Surplus Note Payments, the NYSDFS may deny approval of any Surplus Note Payments if the Superintendent concludes that MBIA Corp.’s financial condition does not warrant such approval.

The NYSDFS has not approved MBIA Corp.’s requests to make interest payments on the Surplus Notes since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Corp.’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of July 15, 2015, the scheduled interest payment date, there was $341 million of unpaid interest on the Surplus Notes. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Corp. obtains approval to pay some or all of such accrued and unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

MBIA Corp.’s CPR and components thereto, as of June 30, 2015 and December 31, 2014 are presented in the following table:

In millions	As of June 30, 2015	As of December 31, 2014
Policyholders’ surplus	$492	$542
Contingency reserves	313	317

Statutory capital	805	859
Unearned premium reserve	418	434
Present value of installment premiums (1)	606	662

Premium resources (2)	1,024	1,096
Net loss and LAE reserves (1)	(195)	(237)
Salvage reserves (3)	892	938

Gross loss and LAE reserve	697	701

Total claims-paying resources	$2,526	$2,656

(1) -	Calculated using a discount rate of 5.17% as of June 30, 2015 and December 31, 2014.

(2) -	Includes financial guarantee and insured credit derivative related premiums.

(3) -	This amount primarily consists of expected recoveries related to the Company’s excess spread and put-backs.

LIQUIDITY

We use a liquidity risk management framework, the primary objective of which is to match liquidity resources to needs. We monitor our cash and liquid asset resources using daily cash forecasting and stress-scenario testing. Members of MBIA’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity levels. We evaluate and manage liquidity on a legal-entity basis to take into account the legal, regulatory and other limitations on available liquidity resources within the enterprise. The following is a discussion of our liquidity resources and requirements for our holding company and our insurance subsidiaries.

National Liquidity

The primary sources of cash within our U.S. public finance insurance segment include:

•	principal and interest receipts on assets held in its investment portfolio; and

•	the collection of installment premiums.

The primary uses of cash within our U.S. public finance insurance segment include:

•	payments of operating expenses and taxes; and

•	loss payments on insured transactions.

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

National maintains the Asset Swap with MBIA Inc. which provides MBIA Inc. with eligible assets to pledge under investment agreements and derivative contracts. As of June 30, 2015, the notional amount used under each of these agreements was $224 million and the fair value of collateral pledged by National and MBIA Inc. under these agreements was $227 million and $244 million, respectively. The net average interest rate on these transactions was 0.24% and 0.23% for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, National held cash and short-term investments of $473 million, of which $429 million was highly liquid and comprised highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds. As of December 31, 2014, National held cash and short-term investments of $595 million, of which $528 million was highly liquid and comprised commercial paper, money market funds, and highly rated municipal, U.S. agency and corporate bonds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Corporate Liquidity

Corporate’s liquidity resources support our MBIA Inc. entity. The primary sources of cash available to MBIA Inc. to meet its liquidity needs include:

•	available cash and liquid assets not subject to collateral posting requirements;

•	dividends from subsidiaries;

•	payments under tax sharing agreements from subsidiaries;

•	principal and interest receipts on assets held in its investment portfolio; and

•	access to capital markets.

The primary uses of cash within MBIA Inc. include:

•	servicing outstanding corporate debt instruments, the intercompany loans that support MTNs issued by GFL and investment agreements;

•	managing collateral requirements under hedging arrangements, investment agreements and the Asset Swap;

•	making payments related to interest rate swaps;

•	managing investments including investments in subsidiaries; and

•	payments of operating expenses.

Based on our projections of National’s and MBIA Corp.’s future earnings and losses, we expect that for the foreseeable future National will be the primary source of dividends and tax sharing agreement payments to MBIA Inc. There can be no assurance as to the amount and timing of any such dividends or payments under the tax sharing agreements. Declared and paid dividend amounts from National for the next several years will be limited based on net investment income and will be substantially lower than previous dividends. Refer to the “Capital Resources – Insurance Statutory Capital” section for additional information on payments of dividends. We do not expect MBIA Inc. to receive distributions from MBIA Corp. for the foreseeable future.

During the six months ended June 30, 2015, $228 million was released to MBIA Inc. under the MBIA group tax sharing agreement and related escrow agreement. This amount represented National’s liability under the tax sharing agreement for the 2012 tax year, which was released from escrow pursuant to the terms under the tax sharing agreement following the expiration of National’s two-year net operating loss carry-back period under U.S. tax rules. As of June 30, 2015, $253 million was held in escrow for the 2013 through the 2015 tax years. Based on our projections of National’s taxable income and the market performance of the Tax Escrow Account, we expect to release $105 million from the Tax Escrow Account related to the 2013 tax year in January of 2016. There can be no assurance that payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc.

Currently, the majority of the cash and securities of MBIA Inc. is pledged against investment agreement liabilities, derivatives and the Asset Swap, which limits its ability to raise liquidity through asset sales. If the market value or rating eligibility of the assets which are pledged against MBIA Inc.’s obligations were to decline, we would be required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. To mitigate these risks, we seek to maintain cash and liquidity resources that we believe will be sufficient to make all payments due on our obligations and to meet other financial requirements, such as posting collateral. Contingent liquidity resources include: (1) accessing the capital markets; (2) sales of invested assets exposed to credit spread stress risk, which may occur at losses and increase MBIA Inc.’s net debt; and (3) termination and settlement of interest rate swap agreements. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk. Information concerning our credit spread sensitivity appears in Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

As of June 30, 2015 and December 31, 2014, the liquidity positions of MBIA Inc. comprising cash and liquid assets for general corporate purposes, excluding the amounts held in escrow under its tax sharing agreement, were $497 million and $498 million, respectively.

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

•

payments of principal and interest related to its surplus notes, to the extent approved by the NYSDFS. Refer to “Capital Resources – Insurance Statutory Capital” for a discussion on the non-approval of requests to the NYSDFS to pay interest on its surplus notes; and

•	payments of operating expenses.

We may also experience liquidity constraints as a result of NYIL requirements that we maintain specified, high quality assets to back our reserves and surplus.

Insured transactions that require payment in full of the principal insured at maturity could present liquidity risk for MBIA Corp. since while payment of the principal is due at maturity any salvage could be recovered over time but after payment of the principal amount. MBIA Corp. has insured transactions with substantial principal amounts due at maturity that are scheduled to mature in the near term. MBIA Corp. is generally required to satisfy claims within one to three business days, and as a result seeks to identify potential claims in advance through our monitoring process. While our financial guarantee policies generally cannot be accelerated, thereby helping to mitigate liquidity risk, insurance of CDS and certain other derivative contracts may, in certain circumstances, including the occurrence of certain insolvency or payment defaults, be subject to termination by the counterparty, triggering a claim for the fair value of the contract. In order to monitor liquidity risk and maintain appropriate liquidity resources, we use the same methodology as we use to monitor credit quality and losses within our insured portfolio, including stress scenarios. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of our loss process.

MBIA Corp. has recorded expected excess spread recoveries of $559 million as of June 30, 2015 associated with insured second-lien RMBS issues, including recoveries related to consolidated VIEs. MBIA Corp. has also recorded expected recoveries related to its claims against Credit Suisse related to ineligible loans included in an MBIA Corp. insured RMBS transaction. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. During the six months ended June 30, 2015, MBIA Corp. collected $47 million of excess spread recoveries related to insured second-lien RMBS issues. During the six months ended June 30, 2015, recoveries on second-lien RMBS issues exceeded paid claims and LAE by $13 million.

The liquidity position of MBIA Corp. has been stressed due to ongoing payments on second-lien RMBS exposures, payments on its remaining CMBS exposures and payments to counterparties in consideration for the commutation of insured transactions, which have resulted in a substantial reduction of exposure and potential loss volatility. Depending on the amount of actual future claims, including claims on insured exposures that in some cases may require large bullet payments, and the amount of future cash inflows, in particular in excess spread and put-back recoverables, MBIA Corp. may not have sufficient liquid assets to pay its claims. While future commutation opportunities will be limited due to the portfolio reduction that has already taken place, management’s assessment of available liquidity will be factored in any commutation decision. Also, future commutation payments on insured transactions to counterparties will depend on management’s assessment of available liquidity or ability to secure other sources of financing. In the event that we experience other unexpected liquidity requirements, we may have insufficient resources to meet our obligations or insufficient qualifying assets to support our surplus and reserves, and may seek to increase liquidity through financing transactions. There can be no assurance that we will be successful in generating sufficient cash to meet our obligations.

As of June 30, 2015, MBIA Corp. held cash and investments of $1.2 billion, of which $412 million comprised cash and highly liquid assets that were immediately available to MBIA Corp. Included in the $1.2 billion was $688 million of cash and investments held by MBIA Insurance Corporation’s subsidiaries. As of December 31, 2014, MBIA Corp. held cash and investments of $1.2 billion, of which $443 million comprised cash and highly liquid assets that were immediately available to MBIA Corp. Included in the $1.2 billion was $701 million of cash and investments held by MBIA Insurance Corporation’s subsidiaries. Currently, MBIA UK can only pay dividends to MBIA Insurance Corporation with the approval of the PRA; however, there is no certainty as to when such consent would be provided. Based on MBIA Corp.’s liquidity position and our assessment of payment risks on insured exposures, we believe that MBIA Corp.’s liquidity resources, including expected cash inflows, will adequately provide for anticipated cash outflows, including expected future claim payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Percent Change
In millions	2015	2014
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$34	$(396)	-109%
Investing activities	286	324	-12%
Financing activities	(531)	(589)	-10%
Effect of exchange rate changes on cash and cash equivalents	(4)	3	n/m
Cash and cash equivalents—beginning of period	782	1,258	-38%

Cash and cash equivalents—end of period	$567	$600	-6%

n/m - Percent change not meaningful.

Operating activities

Net cash provided by operating activities increased for the six months ended June 30, 2015 compared with the same period of 2014 primarily due to decreases in insured derivative commutations and financial guarantee losses and LAE paid of $455 million, partially offset by decreases in investment income and proceeds from recoveries and reinsurance received of $50 million.

Investing activities

Net cash provided by investing activities decreased for the six months ended June 30, 2015 compared with the same period of 2014 primarily due to an increase in collateral posting of $135 million, partially offset by an increase in proceeds for derivative settlements of $69 million.

Financing activities

Net cash used by financing activities decreased for the six months ended June 30, 2015 compared with the same period of 2014 primarily due to decreases in the principal paydowns of medium-term and VIE notes of $238 million, partially offset by purchases of treasury stock of $177 million.

Investments

The following discussion of investments, including references to consolidated investments, excludes investments reported under “Assets of consolidated variable interest entities” on our consolidated balance sheets. Investments of VIEs support the repayment of VIE obligations and are not available to settle obligations of MBIA. Our available-for-sale (“AFS”) investments comprise high-quality fixed-income securities and short-term investments. The following table presents our investment portfolio as of June 30, 2015 and December 31, 2014:

In millions	As of June 30, 2015	As of December 31, 2014	Percent Change
Available-for-sale investments:
U.S. public finance insurance
Amortized cost	$4,211	$4,390	-4%
Unrealized net gain (loss)	(63)	(7)	n/m

Fair value	4,148	4,383	-5%

International and structured finance insurance
Amortized cost	905	654	38%
Unrealized net gain (loss)	14	20	-30%

Fair value	919	674	36%

Corporate
Amortized cost	1,321	1,465	-10%
Unrealized net gain (loss)	25	49	-49%

Fair value	1,346	1,514	-11%

Total available-for-sale investments:
Amortized cost	6,437	6,509	-1%
Unrealized net gain (loss)	(24)	62	-139%

Total available-for-sale investments at fair value	6,413	6,571	-2%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

In millions	As of June 30, 2015	As of December 31, 2014	Percent Change
Investments carried at fair value:
U.S. public finance insurance
Amortized cost	112	144	-22%
Unrealized net gain (loss)	22	(1)	n/m

Fair value	134	143	-6%

International and structured finance insurance
Amortized cost	1	-	n/m
Unrealized net gain (loss)	-	-	-%

Fair value	1	-	n/m

Corporate
Amortized cost	124	112	11%
Unrealized net gain (loss)	-	-	-%

Fair value	124	112	11%

Total investments carried at fair value:
Amortized cost	237	256	-7%
Unrealized net gain (loss)	22	(1)	n/m

Total investments carried at fair value	259	255	2%

Other investments at amortized cost:
U.S. public finance insurance	3	4	-25%
Corporate	-	-	-%

Total other investments at amortized cost	3	4	-25%

Consolidated investments at carrying value	$6,675	$6,830	-2%

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

Credit Quality

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, based on ratings from Moody’s as of June 30, 2015 is presented in the following table. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance Insurance		International and Structured Finance Insurance		Corporate		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Available-for-sale:
Aaa	$1,676	44%	$159	33%	$425	46%	$2,260	43%
Aa	1,322	35%	227	47%	72	8%	1,621	31%
A	661	17%	53	11%	289	31%	1,003	19%
Baa	118	3%	9	2%	73	8%	200	4%
Below investment grade	23	1%	18	4%	39	4%	80	2%
Not rated	18	0%	12	3%	28	3%	58	1%

Total	$3,818	100%	$478	100%	$926	100%	$5,222	100%
Short-term investments	321		441		416		1,178
Investments carried at fair value	134		-		124		258
Other investments	12		1		4		17

Consolidated investments at carrying value	$4,285		$920		$1,470		$6,675

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

As of June 30, 2015, the weighted average credit quality of the Company’s AFS investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance Insurance	International and Structured Finance Insurance	Corporate
Weighted average credit quality ratings	Aa	Aa	Aa

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by National and MBIA Corp. (“Company-Insured Investments”). As of June 30, 2015, Insured Investments at fair value represented $473 million or 7% of consolidated investments, of which $305 million or 5% of consolidated investments were Company-Insured Investments. As of June 30, 2015, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the A range.

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

The underlying ratings of the Company-Insured Investments as of June 30, 2015 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions	U.S. Public Finance Insurance	International and Structured Finance Insurance

Underlying Ratings Scale			Corporate	Total
National:
Aa	$-	$-	$31	$31
A	21	-	155	176

Total National	$21	$-	$186	$207

MBIA Corp.:
Aaa	$-	$-	$2	$2
Aa	-	-	36	36
Baa	-	-	7	7
Below investment grade	-	13	40	53

Total MBIA Corp.	$-	$13	$85	$98

Total Company-Insured Investments	$21	$13	$271	$305

Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of June 30, 2015, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the Baa range, and investments rated below investment grade in the Company-Insured Investments were 2% of the total consolidated investment portfolio.

Impaired Investments

As of June 30, 2015 and December 31, 2014, we held impaired AFS investments (investments for which fair value was less than amortized cost) with a fair value of $2.1 billion.

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

Debt Obligations

Principal payments due under our debt obligations for the six months ending December 31, 2015 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. The repayment of principal on our surplus notes is reflected in 2018, which is the next call date. Principal payments under investment agreements are based on scheduled withdrawal dates. All other principal payments are based on contractual maturity dates. Foreign currency denominated liabilities are presented in U.S. dollars using applicable exchange rates as of June 30, 2015, and liabilities issued at a discount reflect principal amounts due at maturity.

	As of June 30, 2015
In millions	Six Months Ending December 31, 2015	2016	2017	2018	2019	Thereafter	Total
International and structured finance insurance segment:
Variable interest entity notes	$388	$483	$499	$465	$333	$3,035	$5,203
Surplus notes	-	-	-	940	-	-	940
Corporate segment:
Long-term debt	-	-	-	-	-	573	573
Medium-term notes	50	117	43	59	57	1,110	1,436
Investment agreements	22	38	56	18	8	437	579

Total	$460	$638	$598	$1,482	$398	$5,155	$8,731

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposures relate to changes in interest rates, foreign exchange rates and credit spreads that affect the fair value of its financial instruments, namely investment securities, MTNs, investment agreement liabilities and certain derivative transactions. The Company’s investment portfolio holdings are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. government bonds, MBS, collateralized mortgage obligations, corporate bonds and ABS. In periods of rising and/or volatile interest rates, foreign exchange rates and credit spreads, profitability could be adversely affected should the Company have to liquidate these securities.

MBIA minimizes its exposure to interest rate risk, foreign exchange risk and credit spread movement through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities.

Interest Rate Sensitivity

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2015 from instantaneous shifts in interest rates:

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$236	$182	$107	$(115)	$(228)	$(336)

Foreign Exchange Rate Sensitivity

The Company is exposed to foreign exchange rate risk in respect of assets and liabilities denominated in currencies other than U.S. dollars. In addition to our international insurance business, some of the remaining liabilities included in our corporate segment are denominated in currencies other than U.S. dollars. Also, the Company regularly makes investments denominated in foreign currencies. The majority of the Company’s foreign exchange rate risks is with the pound sterling and the euro. Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2015 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(6)	$(3)	$3	$6

Credit Spread Sensitivity

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2015 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. National’s investment portfolio would generally be expected to experience lower credit spread volatility than other investment portfolios since National has higher credit quality and portfolio composition in sectors that have been less volatile historically. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio.

Change in Credit Spreads
	50 Basis	50 Basis	200 Basis
	Point	Point	Point
In millions	Decrease	Increase	Increase
Estimated change in fair value	$87	$(87)	$(350)

Credit Derivatives Sensitivity

MBIA Corp. issued insurance policies insuring payments due on structured credit derivative contracts which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, ABS, RMBS and CMBS. These transactions were usually underwritten at or above a triple-A credit rating level. As of June 30, 2015, approximately 73% of the tranches insured by the Company were rated triple-A.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

In the first six months of 2015, MBIA Corp. has observed a widening of its own credit spreads. As changes in fair value can be caused by factors unrelated to the performance of MBIA Corp.’s business and credit portfolio, including general market conditions and perceptions of credit risk, as well as market use of credit derivatives for hedging purposes unrelated to the specific referenced credits in addition to events that affect particular credit derivative exposures, the application of fair value accounting will cause the Company’s earnings to be more volatile than would be suggested by the underlying performance of MBIA’s business operations and credit portfolio.

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

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s credit derivatives portfolio of instantaneous shifts in credit spreads as of June 30, 2015. In scenarios where credit spreads decreased, a floor of zero was used.

	Change in Credit Spreads (International and Structured Finance Insurance)
In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$23	$9	$2	$-	$(3)	$(10)	$(32)
Estimated net fair value	$(121)	$(135)	$(142)	$(144)	$(147)	$(154)	$(176)

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

The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio by projecting a hypothetical change in the credit ratings as of June 30, 2015. A notch represents a one-step movement up or down in the credit rating.

	Change in Credit Ratings (International and Structured Finance Insurance)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$41	$4	$-	$(25)	$(67)
Estimated net fair value	$(103)	$(140)	$(144)	$(169)	$(211)

Recovery rates on defaulted collateral are an input into MBIA Corp.’s valuation model. Sensitivity to changes in the recovery rate assumptions used by MBIA Corp. can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio based on a change in the recovery rate assumptions as of June 30, 2015.

	Change in Recovery Rates (International and Structured Finance Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$15	$7	$-	$(8)	$(15)
Estimated net fair value	$(129)	$(137)	$(144)	$(152)	$(159)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Accounting principles for fair value measurements require MBIA Corp. to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in MBIA Corp.’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivative portfolio. The actual upfront spread used in the valuation as of June 30, 2015 ranged from 12.62% to 29.45% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Corp.’s Upfront Credit Spread
	(International and Structured Finance Insurance)
	Increase by 15	Increase by 7		Decrease to 0
In millions	Percentage Points	Percentage Points	No Change	Percentage Points
Estimated pre-tax net gains (losses)	$25	$12	$-	$(31)
Estimated net fair value	$(119)	$(132)	$(144)	$(175)

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

While several factors influence the value of the Company’s warrants, including stock price, stock volatility, interest rates and dividends, changes in the value of the Company’s warrants during the six months of 2015 were primarily driven by changes in the Company’s stock price and volatility. The following tables present the estimated pre-tax change in fair value and the estimated aggregate fair value of the Company’s warrants assuming hypothetical stock price and volatility changes as of June 30, 2015. Each table stands on its own and should be read independently of each other.

	Change in Stock Price
In millions	25% Increase	10% Increase	No Change	10% Decrease	25% Decrease
Estimated pre-tax net gains (losses)	$(11)	$(4)	$-	$4	$10
Estimated net fair value	$(34)	$(27)	$(23)	$(19)	$(13)

	Change in Stock Volatility
In millions	10% Increase	5% Increase	No Change	5% Decrease	10% Decrease
Estimated pre-tax net gains (losses)	$(5)	$(2)	$-	$2	$5
Estimated net fair value	$(28)	$(25)	$(23)	$(21)	$(18)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May of 2015, investment funds affiliated with Warburg, the largest holder of MBIA Inc. common stock, sold 27.3 million shares of the Company’s common stock in a registered public offering. Pursuant to the Company’s Board of Directors authorization, National purchased 8 million of the shares that were the subject of this offering at a price of $8.77 per share.

On July 29, 2015, the Company’s Board of Directors authorized the repurchase by the Company or its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization, which superseded and terminated the prior authorization. The prior authorization had $61 million available for future repurchases at the time it was terminated. The table below presents repurchases made by the Company in each month during the second quarter of 2015:

			Total Number	Maximum
	Total	Average	of Shares	Amount That May
	Number	Price	Purchased as	Be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plan
Month	Purchased (1)	Share	Announced Plan	(in millions) (2)
April	1,461,648	$9.26	1,461,115	$99
May	8,896,068	8.76	895,433	91
June	1,321,820	8.19	1,246,068	81

	11,679,536	$8.76	3,602,616	$81

(1) -	Includes 76,920 shares purchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan and 8 million shares purchased by National that were the subject of the Company’s common stock in a registered public offering.

(2) -	On July 29, 2015, the Company’s Board of Directors authorized the repurchase of common stock up to $100 million under a new share repurchase authorization, which superseded and terminated the prior authorization. The prior authorization had $61 million available for future repurchases at the time it was terminated.

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

Item 5. Other Information

The Company understands that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that:

“Santander UK holds frozen savings and current accounts for two customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant throughout the first half of 2015. No revenue has been generated by Santander UK on these accounts.

An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD sanctions program”), holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be permitted) under this mortgage although Santander UK continues to receive repayment installments. In the first half of 2015, total revenue in connection with the mortgage was approximately £1,780 while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen during the first half of 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander Group in connection with the investment accounts was approximately £120 and net profits in the first quarter of 2015 were negligible relative to the overall profits of Banco Santander, S.A.”

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

June 30, 2015, formatted in XBRL.

+ Filed Herewith

* Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: August 4, 2015	/s/ C. Edward Chaplin
C. Edward Chaplin
Chief Financial Officer

Date: August 4, 2015	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)