Form 10-K
period 2015-12-31
MBIA INC
filed 2016-02-29
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2015 was $880,396,155.

As of February 25, 2016, 136,600,851 shares of Common Stock, par value $1 per share, were outstanding.

Documents incorporated by reference:

Portions of the Definitive Proxy Statement of the Registrant for its 2015 Annual Meeting, which will be filed on or before March 31, 2016, are incorporated by reference into Part III of this Form 10-K.

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

The following are some of the general factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

•

increased credit losses or impairments on public finance obligations we insure issued by state, local and territorial governments and finance authorities and other providers of public services, located in the U.S. or abroad, that are experiencing fiscal stress;

•

the possibility that MBIA Corp. will have inadequate liquidity or resources to pay claims as a result of higher than expected losses on certain structured finance transactions or as a result of a delay or failure in collecting expected recoveries;

•	the possibility that loss reserve estimates are not adequate to cover potential claims;

•

a disruption in the cash flow from our subsidiaries or an inability to access the capital markets and our exposure to significant fluctuations in liquidity and asset values in the global credit markets as a result of collateral posting requirements;

•

our ability to fully implement our strategic plan, including our ability to maintain high stable credit ratings for National Public Finance Guarantee Corporation and generate investor demand for our financial guarantees;

•	deterioration in the economic environment and financial markets in the United States or abroad, real estate market performance, credit spreads, interest rates and foreign currency levels; and

•	the effects of changes to governmental regulation, including insurance laws, securities laws, tax laws, legal precedents and accounting rules.

The above factors provide a summary of and are qualified in their entirety by the risk factors discussed under “Risk Factors” in Part I, Item 1A of this annual report on Form 10-K. The Company encourages readers to review these risk factors in their entirety.

This annual report of MBIA Inc. also includes statements of the opinion and belief of MBIA management which may be forward-looking statements subject to the preceding cautionary disclosure. Unless otherwise indicated herein, the basis for each statement of opinion or belief of MBIA management in this report is the relevant industry or subject matter experience and views of certain members of MBIA’s management. Accordingly, MBIA cautions readers not to place undue reliance on any such statements, because like all statements of opinion or belief they are not statements of fact and may prove to be incorrect. We undertake no obligation to publicly correct or update any statement of opinion or belief if the Company later becomes aware that such statement of opinion or belief was not or is not then accurate. In addition, readers are cautioned that each statement of opinion or belief may be further qualified by disclosures set forth elsewhere in this report or in other disclosures by MBIA.

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

OVERVIEW

MBIA’s primary business is to provide financial guarantee insurance to the United States’ public finance markets through our indirect, wholly-owned subsidiary, National Public Finance Guarantee Corporation (“National”). National was established in February of 2009 when we restructured our business through several intercompany transactions (“Transformation”) and transferred the ownership of National from a subsidiary of MBIA Inc. to a newly established holding company, “National Public Finance Guarantee Holdings, Inc.,” another wholly-owned subsidiary of MBIA Inc.

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

MBIA also provides financial guarantee insurance in the international and structured finance markets. We continue to manage the insured portfolio of MBIA Corp. which has been reduced substantially from $331.2 billion as of December 31, 2007 to $41.6 billion as of December 31, 2015. We do not expect MBIA Corp. to write any new policies in the foreseeable future in light of current ratings, accumulated losses and non-policy claims related to our subordinate preferred stock holders and surplus note holders. As of December 31, 2015, MBIA Corp. had statutory capital of $885 million, approximately $662 million of loss reserves on its insured credits and outstanding surplus notes with $953 million of outstanding principal and $392 million of unpaid interest. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources” in Part II, Item 7 of this Form 10-K for a further discussion of MBIA Corp.’s insurance statutory capital.

Given MBIA Corp.’s capital structure and business prospects, we do not expect its financial performance to have a material impact on MBIA Inc., except for any impact it may have on the consolidated deferred tax asset relating to the Company’s net operating loss carryforwards. See “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K for a further discussion of income taxes. We do not expect MBIA Corp. to have sufficient capital to fully pay the outstanding principal and accrued interest on the surplus notes. Furthermore, any payments on the surplus notes would require the prior approval of the New York State Department of Financial Services (the “NYSDFS”). If the NYSDFS does not approve a payment of principal or interest on the surplus notes, then, under the terms of the surplus notes, any failure to make that payment of principal or interest on the surplus notes will not constitute a default under the notes.

MBIA Insurance Corporation owns MBIA UK and MBIA Mexico, and together, the three companies manage our legacy global structured finance and non-U.S. public finance financial guarantee insurance portfolios. MBIA UK is a financial guarantee insurance company located in the United Kingdom which wrote structured and public finance debt obligations in selected international markets, and MBIA Mexico is a financial guarantee insurance company located in Mexico which wrote a limited number of structured finance policies in Mexico.

We also own MBIA Services Corporation (“MBIA Services”), a service company which provides support services such as surveillance, risk management, legal, accounting, treasury and information technology, among others, to our businesses on a fee-for-service basis.

MBIA completed the previously announced sale of its asset management advisory services business operated under Cutwater Holdings LLC, during the first quarter of 2015.

Item 1. Business (continued)

OUR BUSINESS STRATEGY

National Ratings and New Business Opportunities

National is the largest U.S. public finance-only bond insurer in the financial guarantee industry as measured by total gross insured par outstanding of $161.0 billion as of December 31, 2015. Our primary activity is to insure new issue and secondary market municipal bonds while providing ongoing surveillance of National’s existing insured portfolio. National’s ability to write new business and to compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by the rating agencies. As of December 31, 2015, National was rated AA+ with a stable outlook by Kroll Bond Rating Agency (“Kroll”), AA- with a stable outlook by Standard & Poor’s Financial Services LLC (“S&P”), and A3 with a negative outlook by Moody’s Investors Services, Inc. (“Moody’s”).

National pursues opportunities for new business in most municipal sectors. Based on our underwriting and pricing criteria, the majority of our new business is in the general obligation, tax-backed and revenue bond sectors. In addition to the new issue market, we are pursuing opportunities in the secondary market with respect to bonds issued in recent years that were not insured and that meet our underwriting criteria.

National seeks to generate shareholder value at appropriate risk-adjusted pricing; however, current market conditions and the competitive landscape limit National’s new business opportunities and our ability to price and underwrite risk with attractive returns.

For the issuer, the value of financial guarantee insurance is largely determined by the spread between the interest rate on insured versus uninsured debt. The current environment of low interest rates and narrow spreads between insured and uninsured debt reduces the value of insurance to a level which may be unattractive to the issuer (insufficient reduction in interest costs) as well as the guarantor (insufficient revenue relative to the risk assumed and capital deployed). Furthermore, investors may choose to purchase uninsured bonds to increase returns. An environment of higher interest rates and/or wider spreads would likely enhance the new business opportunities for National. We also believe the current stress in certain sectors of the municipal bond market reinforces the value of National’s guarantee of timely payment of interest and principal.

MBIA Inc. Capital Management

The Company manages its capital and liquidity in order to ensure that it can service its debt and other financial obligations and pay its operating costs while maintaining an adequate cushion against adverse events. The stabilization of the liquidity position at the holding company as a result of consistent dividends from National and releases from the tax escrow account allows the Company more strategic flexibility in deploying its capital.

In 2015, the Company repurchased 31.9 million shares at a cost of $233 million under repurchase authorizations in October of 2014 and July of 2015. In addition, National purchased eight million shares at a cost of $70 million under a one-time Board authorization in May of 2015. On October 28, 2015, the Company’s Board of Directors authorized the repurchase of up to $100 million additional of its outstanding shares. Subsequent to December 31, 2015, we exhausted all of the remaining capacity under the October 28, 2015 repurchase program by repurchasing an additional 14.9 million common shares of MBIA Inc. at an average share price of $6.30. Management and the Board views these repurchases as the best use of capital available at the holding company compared with available alternatives.

Our strategy is to balance leverage by: (i) the repurchase of outstanding MBIA Inc. common shares when management deems appropriate; and (ii) reducing our unsecured debt through calls and repurchases, while continuing to move toward an investment-grade capital structure. Unsecured debt includes MBIA Inc.’s senior notes and medium-term notes (“MTNs”) issued by MBIA Global Funding, LLC (“GFL”). During the fourth quarters of 2015 and 2014, National declared and paid dividends of $114 million and $220 million, respectively, to its ultimate parent, MBIA Inc. In addition, during the first quarters of 2015 and 2016, MBIA Inc. received a total of $333 million in cash from an escrow account held by MBIA Inc. under the MBIA group’s tax sharing agreement as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—MBIA Inc. Liquidity.” During 2015, we repurchased $50 million of debt issued by MBIA Inc. or its subsidiary GFL. In addition, $78 million of debt issued by GFL matured during 2015.

Item 1. Business (continued)

MBIA Corp. Risk Mitigation

MBIA Corp. has not written a meaningful amount of new business since 2008 as a result of declining financial capacity, ratings downgrades and regulatory limitations placed on its business. Since that time it has experienced considerable stress as a result of unprecedented levels of delinquency and loss in its structured finance business, primarily in its residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) pools, commercial real estate (“CRE”) and collateralized debt obligation (“CDO”) portfolios. As a result, since 2008, MBIA Corp.’s strategy has focused primarily on recovering losses on insured RMBS transactions related to the failure of certain RMBS sellers/servicers to honor their contractual obligations to repurchase ineligible mortgage loans from securitizations MBIA Corp. insured, reducing future expected economic losses in the insured portfolio through commutations and other risk mitigation strategies, and managing liquidity. To date, MBIA has settled the majority of the Company’s claims related to the inclusion of ineligible mortgage loans in insured securitizations, except with claims against Credit Suisse totaling $396 million. See “Note 6: Loss and Loss Adjustment Expense” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K for further information regarding loss reserves and recoveries.

Our liquidity and capital forecasts for MBIA Insurance Corporation and projected collections of the remaining put-back recoverable and excess spread (the difference between interest inflows on assets and interest outflows on liabilities in our insured RMBS transactions) reflect adequate resources to pay expected claims. However, there are risks to these forecasts, as recoveries from the projected collections of excess spread and the remaining put-back recoverable, and the amount and timing of potential claims from our remaining insured exposures, and in particular potential claims with respect to Zohar II 2005-1, Limited (“Zohar II”), which matures in January of 2017, are potentially volatile. See Risk Factor “Continuing elevated loss payments and delay or failure in realizing expected recoveries on insured RMBS transactions as well as certain other factors may materially and adversely affect MBIA Insurance Corporation’s ability to meet liquidity needs and could cause the NYSDFS to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding if it is not able to pay expected claims” under “MBIA Corp. Risk Factors”. Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any material intercompany lending agreements or cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any significant long-term liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK or MBIA Mexico.

OUR INSURANCE OPERATIONS

Our U.S. public finance insurance business is conducted through National, and our international and structured finance insurance portfolios are managed through MBIA Corp. We anticipate that for the foreseeable future virtually all of our new insurance business will be written through National in the U.S. public finance sector. We expect the credit ratings of MBIA Insurance Corporation and its subsidiaries will continue to constrain their ability to write new business in the foreseeable future.

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

Item 1. Business (continued)

Our payment obligations after a default vary by deal and by insurance type. Our public finance insurance generally insures scheduled interest and principal. Our structured finance policies generally insure (i) timely interest and ultimate principal; (ii) ultimate principal only at final maturity; or, (iii) payments upon settlement of individual collateral losses as they occur after any deductible or subordination has been exhausted. With respect to the insurance of credit default swap (“CDS”) contracts written in the international and structured finance insurance segment, in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS contracts, the CDS contracts may be subject to termination by the counterparty, triggering a claim for the fair value of the contract. Our U.S. public finance segment did not write insurance in CDS form and therefore does not have this potential trigger.

In the event of a default in payment of principal, interest or other insured amounts by an issuer, the insurance company will make funds available in the insured amount generally within one to three business days following notification. Longer timeframes may apply for international transactions. Generally, our insurance companies provide for this payment upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing the insurer as agent for the holders and evidencing the assignment of the rights of the holders with respect to the payments made by the insurer or other appropriate documentation.

National Insured Portfolio

National’s insured portfolio consists of municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions and territories, as well as utilities, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams.

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

Portfolio Profile

As of December 31, 2015, National had $161.0 billion of insured gross par outstanding on U.S. public finance obligations covering 8,662 policies and diversified among 4,523 “credits,” which we define as any group of issues supported by the same revenue source. Insurance in force, which includes all insured debt service, as of December 31, 2015 was $267.6 billion.

All of the policies were underwritten on the assumption that the insurance will remain in force until maturity of the insured obligations. National estimates that the average life of its domestic public finance insurance policies in force as of December 31, 2015 was 10 years. The average life was determined by applying a weighted average calculation, using the remaining years to contractual maturity and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2015 was $16.1 billion.

Item 1. Business (continued)

The table below shows the diversification by type of U.S. public finance insurance that was outstanding as of December 31, 2015:

National U.S. Public Finance Gross Par Amount Outstanding by Bond Type as of December 31, 2015

In millions	Gross Par Amount
Bond Type
Public finance: United States
General fund obligation	$56,069
General fund obligation—Lease	13,968
Municipal utilities	27,760
Tax backed	22,250
Transportation	15,337
Health care	4,108
Higher education	8,775
Municipal housing	987
Military housing	7,497
Investor-owned utilities	3,374
Other	892

Total United States—public finance	$161,017

National’s underwriting guidelines limit the insurance in force for any one insured credit, and for other categories such as geography. In addition, National is subject to regulatory single-risk limits and its ratings are subject to rating agency single-risk limits with respect to any insured bond issue. See the “Insurance Regulation” section below for a description of these regulatory requirements. As of December 31, 2015, National’s gross par amount outstanding for its ten largest insured U.S. public finance credits totaled $13.1 billion, representing 8.2% of National’s total U.S. public finance gross par amount outstanding.

MBIA Corp. Insured Portfolio

MBIA Corp.’s insured portfolio consists of policies that insure various types of international public finance and structured finance obligations that were sold in the new issue and secondary markets or are referenced in CDS contracts. International public finance obligations include bonds and loans extended to entities located outside of the U.S., including utilities, infrastructure projects and sovereign-related and sub-sovereign issuers, such as regions, departments or their equivalent as well as sovereign owned entities that might be supported by a sovereign state, region or department. Sovereign-related includes Private Finance Initiative transactions that involve private entities that receive contractual payments for providing services to public sector entities. Structured finance obligations include asset-backed transactions and financing of commercial activities that are typically secured by undivided interests or collateralized by the related assets or cash flows or, in the case of certain CDS transactions, reference the underlying obligations. Certain policies include payments due under CDS and other derivatives, including termination payments that may become due in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS contracts or by the guarantor. See Risk Factor “Continuing elevated loss payments and delay or failure in realizing expected recoveries on insured RMBS transactions as well as certain other factors may materially and adversely affect MBIA Insurance Corporation’s ability to meet liquidity needs and could cause the NYSDFS to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding if it is not able to pay expected claims” under “MBIA Corp. Risk Factors”, for further information.

As of December 31, 2015, MBIA Corp. had 539 policies outstanding in its insured portfolio. In addition, MBIA Corp. had 104 insurance policies outstanding relating to liabilities issued by MBIA Inc. and its subsidiaries, which are described further under the section “Other Financial Obligations” below. MBIA Corp.’s total policies in its insured portfolio are diversified among 346 “credits,” which we define as any group of policies supported by the same revenue source.

Portfolio Profile

As of December 31, 2015, the gross par amount outstanding of MBIA Corp.’s insured obligations (excluding $1.5 billion of MBIA insured investment agreements and MTNs, and $4.3 billion of U.S. public finance debt ceded to National), was $41.6 billion. Insurance in force for the above portfolio, which includes all insured debt service, as of December 31, 2015 was $59.1 billion.

Item 1. Business (continued)

MBIA Corp. underwrote its policies on the assumption that the insurance would remain in force until maturity of the insured obligations. MBIA Corp. estimates that the average life of its international and structured finance insurance policies in force as of December 31, 2015 was 9 years. The average life was determined by applying a calculation using the remaining years to contractual maturity for international public finance obligations and estimated maturity for structured finance obligations and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2015 was $4.2 billion.

The table below shows the diversification by type of insurance that was outstanding as of December 31, 2015:

MBIA Corp. Gross Par Amount Outstanding for the International and Structured Finance

Portfolio by Bond Type as of December 31, 2015 (1)

In millions	Gross Par Amount
Bond Type
Public finance: non-United States
Sovereign-related and sub-sovereign	$8,928
International utilities	7,549
Transportation	5,562
Local governments(2)	194
Tax backed	80

Total public finance—non-United States	22,313

Global structured finance:
Collateralized debt obligations(3)	6,008
Mortgage-backed residential	6,030
Mortgage-backed commercial	454
Consumer asset-backed	1,098
Corporate asset-backed(4)	5,741

Total global structured finance	19,331

Total	$41,644

(1)—Excludes $1.5 billion relating to investment agreements and MTNs issued by affiliates of the Company and are guaranteed by MBIA Corp.

(2)—Includes municipal-owned entities backed by the sponsoring local government.

(3)—Includes transactions (represented by structured pools of primarily investment grade corporate credit risks, CMBS or other CRE assets) that may not include typical CDO structuring characteristics, such as tranched credit risk, cash flow waterfalls, or interest and over-collateralization coverage tests.

(4)—Includes $3.3 billion of structured insurance securitizations.

MBIA Corp. is subject to regulatory single-risk limits. See the “Insurance Regulation” section below. As of December 31, 2015, MBIA Corp.’s gross par amount outstanding for its ten largest non-U.S. public finance credits insured totaled $11.2 billion, representing 26.9% of MBIA Corp.’s total international and structured finance gross par amount outstanding, and the gross par outstanding for its ten largest structured finance credits (without aggregating issues of common issuers), was $7.7 billion, representing 18.5% of the total.

Other MBIA Inc. Financial Obligations

Prior to 2008, MBIA Inc. and its subsidiaries raised funds for investment through the issuance of customized investment agreements by MBIA Inc. and one of its subsidiaries and the issuance of MTNs with varying maturities issued by our subsidiary, GFL. Each of these obligations is guaranteed by MBIA Corp. GFL lent the proceeds of its GFL MTN issuances to MBIA Inc. As a result of ratings downgrades of MBIA Corp. MBIA Inc. is required to post collateral for the remaining investment agreements. Since the ratings downgrades of MBIA Corp. that began in 2008, we have not issued new MTN’s or investment agreements. The investment agreements are currently fully collateralized with high quality assets. We believe the outstanding investment agreements and MTN’s and corresponding asset balances will continue to decline over time as the liabilities mature, terminate, or are repurchased by the Company.

Item 1. Business (continued)

Risk Management

Our largest risk is the credit exposure in our insured portfolio. MBIA’s credit risk management and remediation functions are comprised of different committees and units that oversee risks at transaction origination and in ongoing portfolio monitoring, surveillance and remediation. MBIA’s Insured Portfolio Management Division monitors and remediates structured finance and international infrastructure risks while National’s portfolio surveillance group performs this function with respect to U.S. public finance transactions. A Restructuring and Remediation Group is responsible for certain transactions that require intensive remediation. National, MBIA Insurance Corporation and MBIA UK each have a risk committee to review certain prescribed underwriting decisions. On an enterprise-wide basis, several executive committees provide risk oversight.

The Company’s Risk Oversight Committee (the “Risk Oversight Committee”) reviews transactions not otherwise reviewable by the subsidiary risk committees, firm-wide risk review, policies and decisions related to credit, market, operational, legal, financial and business risks; the Loss Reserve Committees review reserve activity; and the Investment Committees review specific investment decisions and portfolios.

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

•	U.S. Public Finance: For U.S. public finance, our underwriting at origination and ongoing monitoring focuses on economic and political trends, issuer or project debt and financial management, construction and start up risk, adequacy of historical and anticipated cash flows under stress, satisfactory legal structure and bond security provisions, viable tax and economic bases, including consideration of tax limitations and unemployment trends, adequacy of stressed loss coverage and project feasibility, including satisfactory reports from consulting engineers, traffic advisors and others, if applicable. Depending on the transaction, specialized cash flow analyses may be conducted to understand loss sensitivity. In addition, specialized credit analysts consider the potential event risk of natural disasters or headline events on both single transactions and across a sector, as well as regulatory issues. U.S. public finance transactions are monitored by reviewing trustee, issuer and project financial and operating reports as well as reports provided by technical advisors and counsel. Projects may be periodically visited by National personnel.

•	International Public Finance: International public finance transactions are monitored and remediated in a manner relatively consistent with U.S. public finance transactions. In addition, credit analysts consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. Analysts also monitor local accounting and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. Furthermore, exposures are reviewed periodically; the frequency and scope of review is often increased when an exposure is downgraded. MBIA personnel may periodically visit projects or issuers to meet with management.

•	Structured Finance Transactions: For structured finance transactions, we focus on the historical and projected cash flows generated by the assets, the credit and operational strength of the originator, servicer, manager and/or operator of the assets, and the nature of the transaction’s structure (including the degree of protection from bankruptcy of the originator or servicer). We may use both probability modeling and cash flow sensitivity analysis (both at the transaction and asset specific levels) to test asset performance assumptions and performance covenants, triggers and remedies. In addition, the Insured Portfolio Management Division may use various quantitative tools and qualitative analyses to test for credit quality, correlation, liquidity and capital sensitivity within the insured portfolio.

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

We use an internal credit rating system to monitor credits, with frequency of review based on risk type, internal rating, performance and credit quality. Credits with performance issues are designated as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” based on the nature and extent of our concerns, but these categories do not require establishment of any case basis reserves. In the event we determine that a claim for payment is expected with respect to an insured issue using probability-weighted expected cash flows based on available information, including market data, we place the issue on the “Classified List” and establish a case basis loss reserve for that insured issue. See “Losses and Reserves” below for information on our loss reserving process.

Item 1. Business (continued)

Credit Risk Models

We use credit risk models to test qualitative judgments, to design appropriate structures and to understand sensitivity within transactions and across broader portfolio exposure concentrations. Models are updated to reflect changes in both portfolio and transaction data and also in expectations of stressed future outcomes. For portfolio monitoring we use internal and third-party models based on individual transaction attributes and customized structures and these models are also used to determine case basis loss reserves and, where applicable, to mark-to-market any insured obligations as may be required for financial reporting. When using third-party models, we generally perform the same review and analyses of the collateral, transaction structure, performance triggers and cash flow waterfalls as when using our internal models. See “Risk Factors—Insured Portfolio Loss Related Risk Factors—Financial modeling involves uncertainty over ultimate outcomes which makes it difficult to estimate liquidity, potential paid claims, loss reserves and fair values” in Part I, Item 1A of this Form 10-K.

Market Risk Assessment

We measure and assess market risk on a consolidated basis as well as at the holding company and subsidiaries on a stand-alone basis. Key market risks are changes in interest rates, credit spreads and foreign exchange. We use various models and methodologies to test exposure under market stress scenarios, including parallel and non-parallel shifts in the yield curve, changes in credit spreads, and changes in foreign exchange rates. We also analyze stressed liquidity scenarios and stressed counterparty exposures. The analyses are used in testing investment portfolio guidelines. The Risk Oversight Committee and the Finance and Risk Committee of the Company’s Board of Directors receive periodic reports on market risk.

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

Losses and Reserves

Loss and loss adjustment expense (“LAE”) reserves are established by Loss Reserve Committees in each of our major operating insurance companies (National, MBIA Insurance Corporation and MBIA UK) and are reviewed by our executive Loss Reserve Committee, which consists of members of senior management. The Company’s loss and LAE reserves as of December 31, 2015 represent case basis reserves and accruals for LAE incurred. Case basis reserves represent the Company’s estimate of expected losses to be paid under an insurance contract, net of potential recoveries and discounted using a current risk-free interest rate, when this amount exceeds unearned premium revenue on the related insurance contract. The Company estimates expected losses net of potential recoveries using the present value of probability-weighted estimated loss payments and recoveries, discounted at a rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract as required by accounting principles for financial guarantee contracts. We record case basis loss reserves on insured obligations which have defaulted or are expected to default.

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

Item 1. Business (continued)

Reinsurance

We currently have third-party reinsurance agreements in place covering 3% of our insured par outstanding. At this time we do not intend to utilize reinsurance to decrease the insured exposure in our portfolio or increase our capacity to write new business; however, we may, from time to time, look to enter into transactions to reduce risks embedded in our insured portfolios on an individual and portfolio-wide basis.

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

MBIA Insurance Corporation maintains a reinsurance agreement and net worth maintenance agreement with MBIA Mexico pursuant to which MBIA Insurance Corporation reinsures 100% of the business underwritten by MBIA Mexico and agrees to maintain the amount of capital in MBIA Mexico required by applicable law or regulation, subject to certain New York State regulatory requirements as well as certain contract restrictions. In December of 2015, MBIA Insurance Corporation terminated its reinsurance agreement and its net worth maintenance agreement with MBIA UK by mutual consent.

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

The extent of state and national insurance regulation and supervision varies by jurisdiction, but New York, the U.K., Mexico and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements, and business conduct which must be maintained by insurance companies, and if our insurance companies fail to meet such requirements our regulators may impose certain remedial actions on us. These laws prescribe permitted classes and concentrations of investments. In addition, some state laws and regulations require the approval or filing of policy forms and rates. MBIA Insurance Corporation and National each are required to file detailed annual financial statements with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. MBIA UK makes similar filings with the PRA and the FCA. The operations and accounts of the insurance companies are subject to examination by regulatory agencies at regular intervals. In addition to being subject to the insurance laws in the jurisdictions in which we operate, as a condition to obtaining required insurance regulatory approvals to enter into certain transactions and take certain other corporate actions, including the release of excessive contingency reserves in MBIA Insurance Corporation described below under “Contingency Reserves” and entry into the asset swap between MBIA Inc. and National described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—MBIA Inc. Liquidity” in Part II, Item 7 of this Form 10-K, MBIA Inc. and its insurance subsidiaries have and may in the future agree to provide notice to the NYSDFS or other applicable regulators prior to entering into transactions or taking other corporate actions (such as paying dividends when applicable statutory tests are satisfied) that would not otherwise require regulatory approval.

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

National declared and paid a dividend of $114 million to its ultimate parent, MBIA Inc., in the fourth quarter of 2015.

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

Dividend limitations on MBIA UK

MBIA UK accounts for approximately 50% of MBIA Corp.’s investments as of December 31, 2015. MBIA UK is currently in run-off and would require prior approval from the PRA to pay dividends to MBIA Insurance Corporation. There is no certainty such approval will be given for the foreseeable future.

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

National is in compliance with the relevant aggregate and single risk limits. In 2015 and 2014, MBIA Corp. reported single risk limit overages to the NYSDFS due to changes in its statutory capital. In addition, MBIA Corp. is currently in compliance with its aggregate risk limits as of December 31, 2015. If MBIA Corp. is not in compliance with its aggregate risk limits, the NYSDFS may prevent MBIA Corp. from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.

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

Change of Control

Prior approval by the NYSDFS is required for any entity seeking to acquire, directly or indirectly, “control” of National or MBIA Corp. In many states, including New York, “control” is presumed to exist if 10% or more of the voting securities of the insurer are owned or controlled, directly or indirectly, by an entity, although the insurance regulator may find that “control” in fact does or does not exist when an entity owns or controls either a lesser or greater amount of securities. The PRA and FCA also require prior approval of changes to any controlling person of MBIA Inc., MBIA Insurance Corporation or MBIA UK. MBIA Corp. would require the prior approval of MBIA Mexico’s regulator in order to transfer the shares it currently holds in MBIA Mexico. To the Company’s knowledge, each MBIA Inc. shareholder which owns 10% or more of MBIA Inc.’s outstanding common stock as of December 31, 2015 has received appropriate approvals or determinations of non-control in connection with its investment.

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

Insured Credit Default Swaps

Certain of our insurance policies guarantee payments due under CDS and other derivatives. In July of 2010, the Dodd-Frank Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law for the purpose of enacting broad financial industry regulatory reform, including by enhancing regulation of the over-the-counter derivatives markets. Among other reforms, the Dodd-Frank Act requires “swap dealers” and “major swap participants” to register with either or both of the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (“SEC”), and to be subject to enhanced regulation, including capital requirements. Previously, MBIA Corp. was registered with the CFTC as a major swap participant and had been required to comply with the CFTC’s business conduct rules as applied to portfolios in place prior to the enactment of the Dodd-Frank Act. In May of 2015, MBIA Corp. de-registered as a major swap participant as the notional amount and fair value of its CDS exposures declined below the registration thresholds.

OUR ADVISORY SERVICES

Until January of 2015, we conducted our asset management advisory services business through two registered investment adviser subsidiaries of Cutwater Holdings, LLC (together, “Cutwater”), a wholly-owned subsidiary of MBIA Inc. The Company had $21.3 billion in institutional assets under management as of December 31, 2014, including $10.1 billion from the Company and its subsidiaries. Effective January 1, 2015, we completed the sale of Cutwater to the Bank of New York Mellon Corporation. This transaction had a positive but immaterial impact on the Company’s financial position and results of operations. In connection with the sale, the Company and its subsidiaries entered into investment management agreements with Cutwater (now known as “Insight Investment”) to manage their respective fixed-income investment portfolios for the next five years.

Other Advisory Services

In 2014, we exited the advisory and asset management services business in the European Union.

OUR CONDUIT BUSINESS

In 2014, our conduit segment was operated primarily through Meridian Funding Company, LLC (“Meridian”). Meridian was used by banks and other financial institutions to raise funds through MTN issuances. The proceeds from these issuances were used to either make loans to customers that were secured by certain assets or to purchase assets from customers. During 2014, we retired Meridian’s remaining $129 million outstanding MTNs, and completed the liquidation of Meridian.

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

Insight Investment manages the proprietary investment portfolios of the Company and its subsidiaries in accordance with the guidelines adopted for each such portfolio. The agreements with Insight Investment provide generally that Insight Investment will have the exclusive right to manage the fixed-income investment portfolios of the company and its subsidiaries until 2020 and guarantee certain minimum revenues thereunder. The agreements are subject to early termination under certain conditions including if certain performance objectives are not met.

Item 1. Business (continued)

To continue to optimize capital resources and provide for claims-paying capabilities, the investment objectives and policies of our insurance operations are tailored to reflect their various strategies and operating conditions. The investment objectives of MBIA Corp. are primarily to maintain adequate liquidity to meet claims-paying and other corporate needs and secondarily to maximize after-tax income within defined investment risk limits. The investment objectives of National set preservation of capital as the primary objective, subject to an appropriate degree of liquidity, and optimization of after-tax income and total return as secondary objectives. The investment objectives of the corporate segment are to provide sufficient liquidity to meet maturing liabilities and, in the case of the investment agreement business collateral posting obligations, while maximizing the total long-term return. The investment portfolio of each subsidiary is managed by Insight Investment under separate investment services agreements.

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

There are currently two other bond insurers actively engaged in the U.S. public finance insurance market. We have observed significant competition for business between these financial guarantors, and as a result opportunities to write new business with attractive returns have been limited. In addition, National’s rating differential from its competitors and absence from the municipal market for several years resulting in the need to rebuild National’s name recognition has also affected its ability to write new business. We expect the impact of this factor on National’s ability to attract new business to decline as National writes more new business. In addition, the percentage of new public finance issuances with financial guarantee insurance remains significantly lower than before the financial crisis, and the inability of financial guarantee insurers to maintain or achieve high ratings could diminish acceptance of the product and enhance the appeal of other forms of credit enhancement.

Financial guarantee insurance competes with other forms of credit enhancement. Commercial banks provide letters of credit as a means of credit enhancement for municipal securities. In 2015, the use of letters of credit as an alternative to financial guarantee insurance within the U.S. municipal market was far below its peak in 2009; however, letters of credit have remained a presence in the market. Direct lending by banks to municipal issuers also reduces demand for credit enhancement. Other highly rated institutions, including pension funds and government sponsored entities, also offer third-party credit enhancement on municipal obligations. Financial guarantee insurance and other forms of credit enhancement also compete in nearly all instances with the issuer’s alternative of foregoing credit enhancement. If the interest savings from insurance or another form of credit enhancement are not greater than the cost of such credit enhancement, the issuer will generally choose to issue bonds without third-party enhancement. All of these alternative forms of credit enhancement or alternative executions could also affect our ability to write new business with attractive returns.

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

Item 1. Business (continued)

Our ability to attract and compete for U.S. public finance financial guarantee business is largely dependent on the financial strength ratings assigned to National by the rating agencies. As of December 31, 2015, National maintains a AA+ with a stable outlook rating from Kroll, a AA- with a stable outlook from S&P, and an A3 with negative outlook from Moody’s. With these ratings National seeks to support the credit enhancement needs of municipal debt issuers across the U.S.

There can be no assurance that National will be able to maintain its ratings. The absence of high ratings from S&P, Moody’s or Kroll could adversely impact our ability to write new insurance business and the premiums we can charge, and could diminish the future acceptance of our financial guarantee insurance products. See “Risk Factors—Strategic Plan Related Risk Factors—An inability to maintain high stable insurer financial strength ratings for National or to generate investor demand for our financial guarantees may adversely affect our results of operations and business prospects.” in Part I, Item 1A of this Form 10-K.

National’s, MBIA Insurance Corporation’s, MBIA UK’s and MBIA Inc.’s current financial strength ratings from Kroll, S&P, and Moody’s, as applicable, are summarized below:

Agency	Rating / Outlook
	National	MBIA Insurance Corporation	MBIA Inc.	MBIA UK
Kroll	AA+ /Stable outlook	Not rated	Not rated	Not rated
S&P	AA- / Stable outlook	B / Stable outlook	A- / Stable outlook	BB /Stable outlook
Moody’s	A3 / Negative outlook	B3 / Review for possible downgrade	Ba1 / Negative outlook	Ba2 / Stable outlook

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

EMPLOYEES

As of December 31, 2015, the Company had 170 employees, including 102 in MBIA Services, 42 in National, 14 in MBIA Corp. and 12 in Trifinium Services Limited, our services company in the U.K. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their present ages and positions with the Company as of February 29, 2016 are set forth below:

Name	Age	Position and Term of Office
Joseph W. Brown	67	Chief Executive Officer and Director (officer since February 2008)
C. Edward Chaplin	59	President, Chief Financial Officer and Chief Administrative Officer (officer since June 2006)
William C. Fallon	56	President and Chief Operating Officer (officer since July 2005)
Ram D. Wertheim	61	Executive Vice President, Chief Legal Officer and Secretary (officer since January 2000)
Anthony McKiernan	46	Executive Vice President and Chief Portfolio Officer (officer since August 2011)

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

The Board of Directors of MBIA Inc. appointed Messrs. Chaplin, Fallon, and Wertheim to the offices set forth opposite their names above on November 6, 2008 and appointed Mr. McKiernan to the offices set forth opposite his name above on May 1, 2012.

Prior to being named President, Chief Financial Officer and Chief Administrative Officer, C. Edward Chaplin was Vice President and Chief Financial Officer of the Company. Mr. Chaplin also serves as Chief Financial Officer of MBIA Corp. and President, Chief Executive Officer and Chief Administrative Officer of MBIA Services Corporation. Prior to becoming an officer of the Company in June of 2006, Mr. Chaplin had served as a director of the Company from December of 2002 to May of 2006 and as Senior Vice President and Treasurer of Prudential Financial Inc. since November of 2000, responsible for Prudential’s capital and liquidity management, corporate finance, and banking and cash management. Mr. Chaplin had been with Prudential since 1983. On January 22, 2016, the Company announced that Chuck Chaplin will be retiring from the Company effective January 1, 2017. In connection with his retirement, the Company entered into a Separation Agreement with Mr. Chaplin (the “Separation Agreement”). Under the Separation Agreement, Mr. Chaplin will step down from his position as Co-President, Chief Financial Officer and Chief Administrative Officer effective March 11, 2016 but will remain an employee of the Company with the title of Executive Vice President until January 1, 2017. Mr. Anthony McKiernan, currently an Executive Vice President and the Chief Portfolio Officer of the Company, will replace Mr. Chaplin as Chief Financial Officer effective March 11, 2016.

Item 1. Business (continued)

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

Prior to being named Executive Vice President and Chief Portfolio Officer on May 1, 2012, Anthony McKiernan was appointed Vice President and Chief Portfolio Officer of the Company on August 3, 2011. Mr. McKiernan is also the President, Chief Operating Officer and Chief Risk Officer of MBIA Corp. Mr. McKiernan joined MBIA in 2000 as a vice president in the Credit Analytics Group, and managed the Corporate Insured Portfolio Management Group prior to becoming the Head of the Structured Finance Insured Portfolio Management Group in 2007. Before working at MBIA, Mr. McKiernan was with Fleet Financial Group where he began his career as a Credit Analyst/ Lender in asset-based lending. Effective March 11, 2016, Mr. Anthony McKiernan will serve as Executive Vice President and Chief Financial Officer.

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

Insured Portfolio Loss Related Risk Factors

Some of the state, local and territorial governments and finance authorities and other providers of public services, located in the U.S. or abroad, that issue public finance obligations we insure are experiencing unprecedented fiscal stress that could result in increased credit losses or impairments on those obligations

Although the financial conditions of many state, local and territorial governments and finance authorities that issue the obligations we insure have improved since the financial crisis, some issuers continue to report unprecedented fiscal stress that has required them to significantly raise taxes or cut spending in order to satisfy their obligations. In particular, certain jurisdictions have significantly underfunded pension liabilities which are placing additional stress on their finances and are particularly challenging to restructure either through negotiation or under Chapter 9 of the United States Bankruptcy Code. If the issuers of the obligations in our public finance portfolio are unable to raise taxes, cut spending, or receive state or federal assistance, we may experience losses or impairments on those obligations, which could materially and adversely affect our business, financial condition and results of operations. The financial stress experienced by certain municipal issuers could result in the filing of Chapter 9 proceedings in states where municipal issuers are permitted to seek bankruptcy protection. In these proceedings, which remain rare, the resolution of bondholder claims (and by extension, those of bond insurers) may be subject to legal challenge by other creditors.

Item 1A. Risk Factors (continued)

Puerto Rico is experiencing fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalance, limited access to the capital markets, a stagnating local economy, net migration of people out of Puerto Rico and a high debt burden. Although Puerto Rico has tried to address its significant financial challenges through various fiscal policies and by the passage of a balanced general fund budget, it continues to experience significant fiscal stress. The Governor of Puerto Rico has stated that the island’s approximately $70 billion in debt is “not payable” and has actively lobbied the US Congress for bankruptcy reform and other Federal support. Furthermore, the Governor formed a working group to study and make recommendations regarding Puerto Rico’s short- and long-term challenges. In September of 2015, this working group released a report that projected a sizable deficit of available cash resources to expenses and debt service over the next five years absent meaningful fiscal and structural reform, and concluded that a voluntary adjustment of the terms of the Commonwealth’s debt is necessary.

We continue to believe, based on our analysis of Puerto Rico’s fiscal and structural circumstances, the details of our insured exposures, and our legal and contractual rights, that all of our insured Puerto Rico related debt will ultimately be substantially repaid. As of December 31, 2015, National had $3.9 billion of gross par outstanding ($4.3 billion of gross par outstanding when including accreted interest on capital appreciation bonds (“CABs”)) related to the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”). Puerto Rico is experiencing fiscal stress due to, among other things, Puerto Rico’s structural budget imbalance, a stagnating local economy, net migration of people and a high debt burden. However, it has attempted to address its significant economic challenges by passing a balanced general fund budget for the fiscal year ending June 30, 2016 and approving a proposed tax reform bill. In addition, in December of 2015, National and other stakeholders entered into a restructuring support agreement with Puerto Rico Electric Power Authority (“PREPA”) addressing, among other things, the treatment of approximately 65% of $8.1 billion of outstanding PREPA bonds, including approximately $1.4 billion of PREPA bonds insured by National. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part II, Item 7 of this Form 10-K for additional information on our Puerto Rico exposures. Nevertheless, the Commonwealth and/or its instrumentalities may be unable or unwilling to pay their obligations as and when due, in which case National would be required to pay claims of unpaid principal and interest when due under its insurance policies, which could be material. While National would seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National may experience material losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations. Finally, if the Commonwealth and/or certain of its instrumentalities were granted access to Chapter 9 under the federal Bankruptcy law, as has been proposed by various federal legislators and recommended by the Obama administration, any such filing could result in substantial delays in payments on the National insured bonds issued by such instrumentalities and could provide a mechanism to bind National and other creditors to a plan of reorganization that results in an impairment of the National insured debt for such instrumentalities. Similar risks exist if Puerto Rico is ultimately able to adopt its own bankruptcy regime, which federal courts have thus far deemed to be unconstitutional but which issue is presently before the Supreme Court of the United States.

Loss reserve estimates and credit impairments are subject to additional uncertainties and loss reserves may not be adequate to cover potential claims.

Our insurance companies issue financial guarantee policies that insure the financial performance of the obligations guaranteed over an extended period of time, in some cases over 30 years, and which are unconditional and irrevocable. Under substantially all of our policies, we do not have a right to cancel the policy. We do not use traditional actuarial approaches to determine our loss reserves. The establishment of the appropriate level of loss reserves is an inherently uncertain process involving numerous assumptions, estimates and subjective judgments by management, and therefore, there can be no assurance that actual paid claims in our insured portfolio will not exceed its loss reserves. If our loss reserves are not adequate to cover actual paid claims, our results of operations and financial condition could be materially adversely affected. We use financial models to project future paid claims on our insured portfolio, including insured credit derivatives, and to establish loss reserves and estimate impairments on insured credit derivatives. There can be no assurance that the future loss projection and impairments based on these models will ultimately reflect the actual losses and impairment that we experience. Additionally, small changes in the assumptions underlying these estimates could significantly impact loss expectations. For example, our loss reserves are discounted to a net present value reflecting our general obligation to pay claims over time and not on an accelerated basis. Risk-free rates are used to discount our loss reserves under accounting principles generally accepted in the U.S., and the yield-to-maturity of each insurer’s investment portfolio as of year-end is used to discount each insurer’s loss reserves under statutory accounting principles. Accordingly, changes in the risk-free rates or the yield in our insurers’ investment portfolios may materially impact loss reserves.

Item 1A. Risk Factors (continued)

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

The Company uses third-party and internal financial models to estimate liquidity, potential paid claims, loss reserves and fair values. We use internal financial models to conduct liquidity stress-scenario testing to ensure that we maintain cash and liquid securities in an amount in excess of all stress scenario payment requirements. These measurements are performed on a legal entity and operating segment basis. We also rely on financial models, generated internally and supplemented by models generated by third parties, to estimate factors relating to the highly complex securities we insure, including future credit performance of the underlying assets, and to evaluate structures, rights and our potential obligations over time. We also use internal models for ongoing portfolio monitoring and to estimate case basis loss reserves and, where applicable, to report our obligations under our contracts at fair value. We may supplement such models with third-party models or use third-party experts to consult with our internal modeling specialists. Both internal and external models are subject to model risk and information risk, and there can be no assurance that the inputs into the models received from third parties will be accurate or that the models themselves are accurate or comprehensive in estimating our liquidity, potential future paid claims, related loss reserves and fair values or that they are similar to methodologies employed by our competitors, counterparties or other market participants. Estimates of our future paid claims, in particular, may materially impact our liquidity position. We may make changes to our paid claims, loss reserve or fair value models from time to time. These changes could materially impact our financial results.

Our risk management policies and procedures may not detect or prevent future losses.

We assess our risk management policies and procedures on a periodic basis. As a result of such assessment, we may take steps to change our internal risk assessment capabilities and procedures, portfolio management policies, systems and processes and our policies and procedures for monitoring and assessing the performance of our insured portfolio in changing market conditions. There can be no assurance, however, that these steps will be adequate to avoid future losses. In some cases, losses can be substantial, particularly if a loss occurs on a transaction in which we have a large notional exposure or on a transaction structured with large, bullet-type principal maturities.

Item 1A. Risk Factors (continued)

Strategic Plan Related and Other Risk Factors

An inability to maintain high stable insurer financial strength ratings for National or to generate investor demand for our financial guarantees may adversely affect our results of operations and business prospects.

There is no assurance that we will be able to maintain or improve National’s ratings. Many requirements imposed by the rating agencies in order for National to maintain high insurer financial strength ratings are outside of our control, and such requirements may necessitate raising additional capital or taking other remedial actions in a relatively short time frame in order to achieve or maintain the ratings necessary to attract new business and compete with other financial guarantee insurers, which could make the conduct of the business uneconomical or materially adversely affect our business prospects. Furthermore, there is no assurance that we will successfully comply with rating agency requirements, that these requirements or the related models and methodologies will not change or that, even if we comply with these requirements, a rating agency will not lower or withdraw its financial strength ratings with respect to any of our insurance companies.

In addition, there is no assurance that investor demand for our guarantees will increase regardless of our ratings. Finally, our inability to comply with any rating agency and regulatory single risk limits tests may also prevent us from writing future new business in the categories of risks that are exceeded in the case of the regulatory limits, or result in an inability to achieve or maintain our desired ratings, in the case of rating agency limits, and may adversely affect our business prospects.

Future demand for National’s financial guarantee insurance depends on market and other factors that we do not control.

The demand for financial guarantee insurance depends upon many factors, some of which are beyond the control of the Company. Our ability to attract and compete for financial guarantee business in the municipal market is largely dependent on the financial strength ratings assigned to National by one or more of the rating agencies. It is also affected by the overall amount of new municipal bonds issued as well as level of interest rates and the spread between insured and uninsured bonds. In addition, the perceived financial strength of other financial guarantee insurers also affects demand for financial guarantee insurance. The impact of the financial crisis on certain participants in the financial guarantee industry may have eroded investors’ confidence in the benefits of bond insurance. Based on current market penetration levels and overall market conditions, we do not expect the demand for municipal financial guarantee insurance to regain its pre-financial crisis level in the near term, if ever.

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

Individual credits in our insured portfolio (including potential new credits) are assessed a rating agency “capital charge” based on a variety of factors, including the nature of the credits’ risk types, underlying ratings, tenor and expected and actual performance. In the event of an actual or perceived deterioration in creditworthiness, a reduction in the underlying rating or a change in the rating agency capital methodology, we may be required to hold more capital in reserve against credits in the insured portfolio, regardless of whether losses actually occur, or against potential new business. Significant reductions in underlying ratings of credits in an insured portfolio can produce significant increases in assessed “capital charges.” There can be no assurance that each of our insurance companies’ capital position will be adequate to meet any increased rating agency reserve requirements or that each insurance company will be able to secure additional capital necessary to support increased reserve requirements, especially at a time of actual or perceived deterioration in creditworthiness of new or existing credits. Also, while MBIA Corp. does not presently intend to write new business, if National suffered material increases in capital charges and was unable to increase capital, this could result in inadequate capital to support its ratings, which could have an adverse effect on its ability to write new business.

Regulatory change could adversely affect our businesses, and regulations limit investors’ ability to effect a takeover or business combination that shareholders might consider in their best interests.

The financial guarantee insurance industry has historically been and will continue to be subject to the direct and indirect effects of governmental regulation, including insurance laws, securities laws, tax laws, legal precedents and accounting rules affecting asset-backed and municipal obligations, as well as changes in those laws. Also, the failure to comply with applicable laws and regulations could expose our insurance companies, their directors or shareholders to fines, the loss of their insurance licenses, and the inability to engage in certain business activity, as the case may be. In addition, future legislative, regulatory or judicial changes could adversely affect National’s ability to pursue business, materially impacting our financial results. These laws also limit investors’ ability to affect a takeover or business combination without the approval of our insurance regulators.

Changes to laws and regulations or the interpretation thereof could subject us to further restrictions on the type of business that we are authorized to insure. Any such restrictions could have a material effect on the amount of premiums that we earn in the future. Additionally, any changes to such laws and regulations could subject our insurance companies to increase reserving and capital requirements or more stringent regulation generally, which could materially adversely affect our financial condition, results of operations and future business. Finally, changes to accounting standards and regulations may require modifications to our accounting methodology, both prospectively and for prior periods; and such changes could have an adverse impact on our reported financial results and/or make it more difficult for investors to understand the economics of our business, and may thus influence the types or volume of business that we may choose to pursue.

Our insurance companies could become subject to regulatory action.

Our insurance companies are subject to various statutory and regulatory restrictions that require them to maintain qualifying investments to support their reserves and minimum surplus. Furthermore, our insurance companies may be restricted from making commutation or other payments if doing so would cause them to fail to meet such requirements, and the NYSDFS may impose other remedial actions on us as described further below to the extent our insurance companies do not meet such requirements.

Item 1A. Risk Factors (continued)

Under New York Insurance law, the Superintendent of the NYSDFS may apply for an order directing the rehabilitation or liquidation of a domestic insurance company under certain circumstances, including upon the insolvency of the company, if the company has willfully violated its charter or New York Insurance law or if the company is found, after examination, to be in such condition that further transaction of business would be hazardous to its policyholders, creditors or the public. The Superintendent of the NYSDFS may also suspend an insurer’s license, restrict its license authority, or limit the amount of premiums written in New York if, after a hearing, the Superintendent of the NYSDFS determines that the insurer’s surplus to policyholders is not adequate in relation to its outstanding liabilities or financial needs. If the Superintendent of the NYSDFS were to take any such action, it could result in the reduction or elimination of the payment of dividends to MBIA Inc. See Risk Factor “An MBIA Insurance Corporation rehabilitation or liquidation proceeding could accelerate certain of the Company’s other obligations and have other adverse consequences” under “MBIA Corp. Risk Factors” for the potential impacts of an MBIA Insurance Corporation rehabilitation or liquidation proceeding.

In addition to the Superintendent’s authority to commence a rehabilitation or liquidation proceeding, if the Superintendent finds that the liabilities of MBIA Insurance Corporation exceed its admitted assets, the Superintendent could use its authority under Section 1310 of the NYIL to order MBIA Insurance Corporation to cease making claims payments (a “1310 Order”). See Risk Factor “Continuing elevated loss payments and delay or failure in realizing expected recoveries on insured RMBS transactions as well as certain other factors may materially and adversely affect MBIA Insurance Corporation’s ability to meet liquidity needs and could cause the NYSDFS to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding if it is not able to pay expected claims” under “MBIA Corp. Risk Factors” for the potential impacts of a 1310 Order.

Interruption in information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, could harm our business.

We depend heavily on our information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses. These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control. Further, we face the risk of operational and technology failures by others, including various financial intermediaries and of vendors and parties to which we outsource the provision of services or business operations. If this risk is realized, we may experience operational difficulties, increased costs and other adverse effects on our business.

Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data.

Interruption in information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business, harm our reputation, subject us to regulatory sanctions and other claims, lead to a loss of clients and revenues and otherwise adversely affect our business.

Any impairment in the Company’s future taxable income can materially affect the recoverability of our deferred tax assets.

The recoverability of a deferred tax asset is based on an assessment of the existence of future taxable income of appropriate character. To the extent that the Company’s ability to recognize future taxable income from its existing insurance portfolio through scheduled premium earnings and net investment income becomes impaired, the recoverability of certain deferred tax assets may be materially affected by a corresponding increase to its valuation allowance.

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

The Company’s success substantially depends upon its ability to attract and retain qualified employees and upon the ability of its senior management and other key employees to implement its business strategy. The Company believes there are only a limited number of available qualified executives in the business lines in which the Company competes. Except for the departure of Mr. Chaplin, which was announced on January 22, 2016, the Company is not aware of any other planned departures. The Company relies substantially upon the services of Joseph W. Brown, Chief Executive Officer, and other senior executives. There is no assurance that the Company will be able to retain the services of key executives. The loss of the services of any of these individuals or other key members of the Company’s management team could adversely affect the implementation of its business strategy.

A different view of the Internal Revenue Service from our current tax treatment of realized losses relating to insured CDS contracts can adversely affect our financial position.

As part of the Company’s financial guarantee business, we have insured certain credit derivative contracts. We treat these insured derivative contracts as insurance contracts for statutory accounting purposes, which is the basis for computing U.S. federal taxable income. As such, the realized losses in connection with an insured event are considered loss reserve activities for tax purposes. Because the federal income tax treatment of CDS contracts is an unsettled area of tax law, in the event that the Internal Revenue Service takes a different view with respect to the tax treatment, our results of operations and financial condition could be materially adversely affected.

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

As a holding company, MBIA Inc. is largely dependent on dividends, payments under our tax sharing agreement and advances in the form of intercompany loans from its subsidiaries to pay principal and interest on our indebtedness, make capital investments in our subsidiaries and pay dividends, to the extent payable, on our capital stock, among other items. We expect that for the foreseeable future National will be the primary source of dividends and tax sharing agreement payments. National is subject to various statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that it may pay. See “New York State Dividend Limitations” in Part 1, Item 1 and “Note 14: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K for a further discussion of dividends.

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

To the extent that we are unable to access external capital necessary to support our insurance companies, our insurance companies may not have sufficient liquidity to meet their obligations, may have less capacity to write business and may not be able to pay dividends to us without experiencing adverse rating agency action. Consequently, our inability to maintain access to capital on favorable terms could have an adverse impact on our ability to pay losses and debt obligations, to pay dividends on our capital stock, to pay principal and interest on our indebtedness, to pay our operating expenses and to make capital investments in our subsidiaries. In addition, future capital raises for equity or equity-linked securities could result in dilution to the Company’s shareholders. In addition, some securities that the Company could issue, such as preferred stock or securities issued by the Company’s operating subsidiaries may have rights, preferences and privileges that are senior to those of its common shares.

We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial condition, and our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.

As of December 31, 2015, we had $1.9 billion of consolidated long-term debt, $1.0 billion of consolidated medium-term note liabilities and $462 million of consolidated investment agreement liabilities. Our substantial indebtedness and other liabilities could have material consequences because:

•	we may be unable to obtain additional financing, should such a need arise, which may limit our ability to satisfy obligations with respect to our debt;

•	a large portion of MBIA Inc.’s financial resources must be dedicated to the payment of principal and interest on our debt, thereby reducing the funds available to us for other purposes;

•	it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such debt;

•	we may be more vulnerable to general adverse economic and industry conditions;

•	our ability to refinance debt may be limited or the associated costs may increase;

•	our flexibility to adjust to changing market conditions could be limited, or we may be prevented from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins of our businesses; and

Item 1A. Risk Factors (continued)

•	we are exposed to the risk of fluctuations in interest rates and foreign currency exchange rates because a portion of our liabilities are at variable rates of interest or denominated in foreign currencies.

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

The level of interest rates and foreign currency exchange rates could adversely affect our financial condition and future business.

Increases in prevailing interest rate levels can adversely affect the value of MBIA’s investment portfolio and, therefore, our financial condition. In the event that investments must be sold in order to make payments on insured exposures or other liabilities, such investments would likely be sold at discounted prices. Increases in interest rates also adversely affect the values of investments collateralizing our interest rate swap contracts in our corporate operations, which would require the Company to post additional collateral to its counterparties. Additionally, in the insurance operations, increasing interest rates could lead to increased credit stress on transactions in our insured portfolio, while a decline in interest rates could result in larger loss reserves on a present value basis. Finally, increased interest rates could also decrease attractiveness for issuers to enter into capital markets transactions, which could also result in a corresponding decreasing demand for financial guarantee insurance in the future.

Lower interest rates can result in lower net interest income since a substantial portion of assets are now held in cash and cash equivalents given the increased focus on liquidity. Additionally, since prevailing interest rate levels can affect demand for financial guarantee insurance, lower interest rates are typically accompanied by narrower spreads between insured and uninsured obligations. The purchase of insurance during periods of relatively narrower interest rate spreads will generally provide lower cost savings to the issuer than during periods of relatively wider spreads. These lower cost savings could be accompanied by a corresponding decrease in demand for financial guarantee insurance.

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

As an insurance company, MBIA Insurance Corporation is particularly sensitive to the risk that it will not have sufficient resources to meet contractual payment obligations when due or to make settlement payments in order to terminate insured exposures to avoid losses. Management’s expected liquidity and capital forecasts for MBIA Insurance Corporation for 2016 reflect adequate resources to pay expected claims. However, there is risk to the liquidity forecast as the Company’s remaining insured exposures are potentially volatile. There are risks to the capital forecast due to those potential liabilities, potential volatility in the collection of excess spread and the remaining put-back recoverable, and potential volatility associated with the remaining insured portfolio that could deteriorate and result in loss reserves and claim payments, including claims on insured exposures that in some cases may require large bullet payments. In particular, MBIA Insurance Corporation insures $776 million gross par outstanding of notes issued by Zohar II, which matures in January of 2017. While we continue to work with our advisors on remediation strategies for Zohar II, if a significant claim is presented for this insured transaction, MBIA Insurance Corporation may not have sufficient liquid assets to pay such claim. In addition, MBIA Insurance Corporation insured the class A-1 and A-2 notes issued by Zohar I 2003-1, Limited (“Zohar I”), which matured on November 20, 2015. Zohar I failed to pay the amounts due on the A-1 and A-2 notes, and MBIA Insurance Corporation paid a claim of approximately $149 million on such insured notes on their maturity date. MBIA Insurance Corporation is entitled to seek reimbursement of such claim plus interest and expenses and to exercise certain rights and remedies. On November 22, 2015, an involuntary bankruptcy petition (the “Involuntary Petition”) was filed with respect to Zohar I by Patriarch Partners XV, LLC (“Patriarch) in its capacity as a holder of the A-3 notes issued by Zohar I. On February 7, 2016, Patriarch filed a motion to dismiss the Involuntary Petition. To the extent the petition is ultimately not dismissed or a similar petition is filed with respect to Zohar II, MBIA’s ability to exercise its rights and remedies and to liquidate collateral supporting the notes insured by MBIA may be restricted.

If MBIA Insurance Corporation experiences higher than expected claims payments or is unable collect expected recoveries, it may ultimately have insufficient resources to continue paying claims, which could cause the NYSDFS, under Article 74 of the NYIL, to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding. The determination to commence such a proceeding is not within the control of the Company. Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any material intercompany lending agreements or cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any significant long-term liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK or MBIA Mexico. An MBIA Insurance Corporation rehabilitation or liquidation proceeding could accelerate certain of the Company’s other obligations and have other adverse consequences, such as the loss of control of MBIA Insurance Corporation and the imposition of unplanned expenses.

In addition to the Superintendent’s authority to commence a rehabilitation or liquidation proceeding, the Superintendent could, should the Superintendent find that the liabilities of MBIA Insurance Corporation exceed its admitted assets, use its authority under Section 1310 of the NYIL to order MBIA Insurance Corporation to cease making claims payments (a “1310 Order”). The issuance of a 1310 Order could result in material adverse consequences for MBIA Insurance Corporation, including that holders of some or all of the CDS insured by MBIA Insurance Corporation may potentially seek to terminate one or more of such swaps on the basis of such order (or the findings by the Superintendent underlying such order’s issuance) and assert claims for market-based termination payments with respect to such terminations (which claims MBIA Insurance Corporation may not be able to pay).

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

With respect to RMBS transactions, MBIA Corp. has recorded reserves on a number of transactions, in part due to ongoing poor performance of ineligible loans included in its insured second-lien RMBS transactions, including transactions where it has reached settlements with the sellers/servicers but continues to insure the transactions. Unpredicted losses on these transactions and in other transactions due to the inclusion of ineligible loans could occur. MBIA Corp. has also recorded significant loss reserves on its first-lien RMBS and CDO exposures, and there can be no assurance that these reserves will be sufficient, in particular if the economy deteriorates. These transactions are also subject to servicer risk, which relates to problems with the transaction servicer that could affect performance of the underlying assets. Furthermore, MBIA Corp. has recorded substantial expected recoveries on certain second-lien RMBS, and the timing and amount of those recoveries are subject to risk. Any delay or failure in collecting expected recoveries may materially and adversely affect MBIA Corp.’s financial condition and results of operations. As of December 31, 2015, it recorded expected receipts of $406 million (on a present value basis) from excess spread (the difference between interest inflows on assets and interest outflows on liabilities) in our second-lien RMBS transactions, in reimbursement of our past and future expected claims. Of this amount, $382 million is included in “Insurance loss recoverable” and $24 million is included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. The amount of excess spread depends on future interest rates, borrower refinancing and defaults and mortgage insurance payments. There can be no assurance that this recovery will be received in its entirety or in the expected timeframe. In addition, the Company has recorded a recovery on a transaction containing ineligible loans securitized by Credit Suisse. The Company is pursuing recovery of its losses on this transaction in a litigation in which its assessment of the ineligibility of individual mortgage loans has been challenged by Credit Suisse, and there is no assurance that the Company’s determinations will prevail, or that the Company will be successful in timely collecting its estimated recoveries. The litigation may take several years to resolve, during which time we will continue to be required to pay losses on the subject transaction, which may exceed the reserves established for the transaction.

With respect to insured CMBS pools and CRE CDOs, MBIA Corp. has experienced ratings erosion in the CMBS collateral underlying its insured static pools. Since 2013, MBIA Corp. has paid claims on a CMBS pool transaction which experienced deterioration such that all of the deductible was eliminated, and we expect to experience additional claims on this transaction in the future. Ultimate loss rates on these transactions remain uncertain. It is possible that MBIA Corp. will experience severe losses or near-term liquidity needs on its insured commercial real estate transactions, in particular if the economy does not continue to improve, there is a new recession, increased delinquencies, higher levels of liquidations of delinquent loans, or higher severities of loss upon liquidation.

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

MBIA Insurance Corporation faces a number of significant risks and contingencies, which could, if realized, result in MBIA Insurance Corporation being placed into a rehabilitation or liquidation proceeding by the NYSDFS. In the event of an MBIA Insurance Corporation rehabilitation or liquidation proceeding, the Company may be subject to, among other things, the following:

•	MTNs issued by GFL, which are insured by MBIA Insurance Corporation, would accelerate. To the extent GFL failed to pay the accelerated amounts under the GFL MTNs, the MTN holders would have policy claims against MBIA Insurance Corporation for scheduled payments of interest and principal;

Item 1A. Risk Factors (continued)

•	An MBIA Insurance Corporation proceeding may accelerate certain investment agreements issued by MBIA Inc., including, in some cases, with make-whole payments. While the investment agreements are fully collateralized with high quality collateral, the settlements of these amounts could reduce MBIA Inc.’s liquidity resources, and to the extent MBIA Inc. fails to pay the accelerated amounts under these investment agreements or the collateral securing these investment agreements is deemed insufficient to pay the accelerated amounts due, the holders of the investment agreements would have policy claims against MBIA Insurance Corporation;

•	CDS counterparties may seek to terminate CDS contracts insured by MBIA Insurance Corporation and make market-based damage claims (irrespective of whether actual credit-related losses are expected under the underlying exposure), which claims could aggregate up to $185 million as of December 31, 2015;

•	The Company may be unable to carry out its tax planning strategies as a result of an MBIA Insurance Corporation proceeding. This may cause the Company to record allowances against a portion or all of its deferred tax assets. Refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K for information about the Company’s deferred tax assets. In addition, the Company currently files a consolidated tax return. An MBIA Insurance Corporation proceeding could result in challenges to the tax sharing arrangement among the MBIA affiliates that might adversely affect the Company’s ability to manage taxes efficiently;

•	The rehabilitator or liquidator would replace the Board of Directors of MBIA Insurance Corporation and take control of the operations and assets of MBIA Insurance Corporation (subject to, with respect to MBIA UK, regulatory oversight and related controls provided by the PRA and FCA, which would stay in effect following such occurrence), which would result in MBIA Inc. losing control of MBIA Insurance Corporation and possible changes to MBIA Insurance Corporation’s strategies and management; and

•	An MBIA Insurance Corporation proceeding may impose unplanned costs on MBIA Inc. In addition, MBIA Insurance Corporation would be subject to significant additional expenses arising from the appointment of a rehabilitator or liquidator, as receiver, and payment of the fees and expenses of the advisors to such rehabilitator or liquidator.

Revenues and liquidity would be adversely impacted by a decline in realization of installment premiums.

Due to the installment nature of a significant percentage of its premium income, MBIA Corp. has an embedded future revenue stream. The amount of installment premiums actually realized by MBIA Corp. could be reduced in the future due to factors such as early termination of insurance contracts, accelerated prepayments of underlying obligations, commutation of existing financial guarantee insurance policies or non-payment. Such a reduction would result in lower revenues and reduced liquidity.

Item 1B. Unresolved Staff Comments

The Company from time to time receives written comments from the staff of the SEC regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended. There are no comments that remain unresolved that the Company received more than 180 days before the end of the year to which this report relates.

Item 2. Properties

The Company maintains office space located in Purchase, New York, in which the Company, National, MBIA Corp., and MBIA Services Corporation have their headquarters. The Company also leases office space in New York, New York; San Francisco, California; Mexico City, Mexico; and London, England. The Company generally believes that these facilities are adequate and suitable for its current needs.

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

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MBI.” As of February 23, 2016 there were 446 shareholders of record of the Company’s common stock. The Company did not pay cash dividends on its common stock during 2015 or 2014. For information on the ability for certain subsidiaries of the Company to transfer funds to the Company in the form of cash dividends or otherwise, see “Item 1. Business—Insurance Regulation” in this annual report.

The high and low sales stock prices with respect to the Company’s common stock for the last two years are presented below:

	2015		2014
	Stock Price		Stock Price
Quarter Ended	High	Low	High	Low
March 31	$9.73	$7.92	$15.26	$10.68
June 30	9.98	4.94	14.08	10.71
September 30	7.75	5.29	11.44	9.03
December 31	8.37	5.26	10.54	8.41

Repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that share repurchases can be an appropriate deployment of capital in excess of amounts needed to support our liquidity and maintain the claims-paying ratings of MBIA Corp. and National as well as other business needs.

During the year ended December 31, 2015, certain investment funds affiliated with Warburg Pincus LLC (“Warburg”) sold all of their 45.7 million shares of MBIA Inc. common stock. At the time of each sale, Warburg was the largest holder of the Company’s common stock. In connection with the sales, National and the Company repurchased 8 million shares and 7.6 million shares, respectively.

On July 29, 2015, the Company’s Board of Directors authorized the repurchase by the Company or its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization, which superseded and terminated the prior authorization. The prior authorization had $61 million available for future repurchase at the time it was terminated. As of December 31, 2015, there was no remaining authorized capacity under the July 29, 2015 repurchase program.

On October 28, 2015, the Company’s Board of Directors authorized the repurchase by the Company or its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization. During the fourth quarter of 2015, the Company repurchased 965,736 common shares of MBIA Inc. at an average share price of $6.50. Subsequent to December 31, 2015, we exhausted all of the remaining capacity under the October 28, 2015 repurchase program by repurchasing an additional 14.9 million common shares at an average share price of $6.30.

On February 23, 2016, the Company’s Board of Directors authorized the repurchase by the Company or its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

The table below presents repurchases made by the Company in each month during the fourth quarter of 2015. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III for a further discussion of securities authorized for issuance under long-term incentive plans.

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions)(2)

October	951	$7.06	—	$100
November	1,021	6.74	—	100
December	1,437,765	6.46	965,736	94

(1)—Includes 4,787 shares purchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan and 469,214 shares were repurchased by the Company in open market transactions for settling awards under the Company’s long-term incentive plans.

(2)—In the fourth quarter of 2015, the Company’s Board of Directors authorized the repurchase of common stock up to $100 million under a new share repurchase program.

As of December 31, 2015, 281,833,618 shares of Common Stock of the Company, par value $1 per share, were issued and 151,530,377 shares were outstanding.

Stock Performance Graph The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Index (“S&P 500 Index”) and the S&P 500 Financials Sector Index (“S&P Financials Index”) for the last five fiscal years. The graph assumes a $100 investment at the closing price on December 31, 2010 and reinvestment of dividends in the security/index on the respective dividend payment dates without commissions. This graph does not forecast future performance of our common stock.

	2010	2011	2012	2013	2014	2015
MBIA Inc. Common Stock	100.00	96.66	65.47	99.58	79.57	54.05
S&P 500 Index	100.00	102.11	118.43	156.77	178.21	180.66
S&P Financials Index	100.00	82.94	106.78	144.78	166.75	164.15

Source: Bloomberg Finance L.P.

Item 6. Selected Financial Data

In millions except per share amounts	2015	2014	2013	2012	2011
Summary Statement of Operations Data:
Premiums earned	$372	$397	$457	$605	$605
Net investment income	152	179	166	214	383
Net change in fair value of insured derivatives	129	459	232	1,464	(2,812)
Net gains (losses) on financial instruments at fair value and foreign exchange	63	78	69	55	(99)
Net investment losses related to other-than-temporary impairments	(13)	(15)	—	(105)	(101)
Revenues of consolidated variable interest entities	128	101	233	134	392
Total revenues	853	1,270	1,209	2,435	(1,557)
Losses and loss adjustment	123	133	117	50	(80)
Operating	140	195	338	381	308
Interest	199	210	236	284	300
Expenses of consolidated variable interest entities	52	47	56	72	91
Total expenses	564	629	793	837	682
Income (loss) before income taxes	289	641	416	1,598	(2,239)
Net income (loss)	180	569	250	1,234	(1,319)
Net income (loss) per common share:
Basic	$1.06	$2.94	$1.30	$6.36	$(6.85)
Diluted	$1.06	$2.76	$1.29	$6.33	$(6.85)
Summary Balance Sheet Data:
Fixed-maturity investments	$5,613	$5,744	$5,615	$5,172	$7,015
Short-term investments	721	1,069	1,204	669	1,571
Other investments	16	17	16	21	107
Total assets of consolidated variable interest entities	5,378	5,041	5,592	8,334	10,893
Total assets	14,855	16,284	16,953	21,724	26,873
Unearned premium revenue	1,591	1,986	2,441	2,938	3,515
Loss and loss adjustment expense reserves	516	506	641	853	836
Long-term debt	1,908	1,810	1,702	1,732	1,910
Medium-term notes	1,016	1,201	1,427	1,598	1,656
Investment agreements	462	547	700	944	1,578
Derivative liabilities	314	437	1,152	2,934	5,164
Total liabilities of consolidated variable interest entities	5,096	4,804	5,297	7,286	9,883
Total equity	3,741	3,950	3,299	3,194	1,723
Book value per share	$24.61	$20.47	$17.05	$16.22	$8.80
Insurance Statistical Data:
Debt service outstanding	$326,612	$437,778	$554,296	$679,074	$840,078
Gross par amount outstanding	202,661	277,481	357,246	449,487	551,721

Item 6. Selected Financial Data (continued)

Quarterly Financial Information (unaudited):

	2015
In millions except per share amounts	First	Second	Third	Fourth	Full Year(1)
Premiums earned	$101	$91	$84	$96	$372
Net investment income	37	37	38	40	152
Net change in fair value of insured derivatives	28	60	3	38	129
Net gains (losses) on financial instruments at fair value and foreign exchange	30	45	(55)	43	63
Net investment losses related to other-than-temporary impairments	—	(7)	(3)	(3)	(13)
Revenues of consolidated variable interest entities	2	19	25	82	128
Total revenues	219	245	92	297	853
Losses and loss adjustment	(6)	46	39	44	123
Operating	35	32	35	38	140
Interest	50	50	49	50	199
Expenses of consolidated variable interest entities	14	12	13	13	52
Total expenses	106	153	147	158	564
Income (loss) before income taxes	113	92	(55)	139	289
Net income (loss)	69	64	(35)	82	180
Net income (loss) per common share:
Basic	$0.37	$0.36	$(0.23)	$0.54	$1.06
Diluted	$0.37	$0.36	$(0.23)	$0.54	$1.06

(1)—May not cross-foot due to rounding.

	2014
In millions except per share amounts	First	Second	Third	Fourth	Full Year(1)
Premiums earned	$88	$89	$116	$104	$397
Net investment income	50	42	44	43	179
Net change in fair value of insured derivatives	469	(47)	24	13	459
Net gains (losses) on financial instruments at fair value and foreign exchange	(55)	61	57	15	78
Net investment losses related to other-than-temporary impairments	—	—	(14)	(1)	(15)
Revenues of consolidated variable interest entities	19	36	17	29	101
Total revenues	577	187	291	215	1,270
Losses and loss adjustment	50	12	20	51	133
Operating	46	49	46	54	195
Interest	54	52	52	52	210
Expenses of consolidated variable interest entities	13	11	12	11	47
Total expenses	173	132	143	181	629
Income (loss) before income taxes	404	55	148	34	641
Net income (loss)	256	120	173	20	569
Net income (loss) per common share:
Basic	$1.33	$0.61	$0.90	$0.10	$2.94
Diluted	$1.32	$0.45	$0.80	$0.10	$2.76

(1)—May not cross-foot due to rounding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of MBIA Inc. should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-K. In addition, this discussion and analysis of financial condition and results of operations includes statements of the opinion of MBIA Inc.’s management which may be forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Refer to “Forward-Looking Statements” and “Risk Factors” in Part I, Item 1A of this Form 10-K for a further discussion of risks and uncertainties.

INTRODUCTION

MBIA Inc. (“MBIA”, the “Company”, “we”, “us”, or “our”) operates one of the largest financial guarantee insurance businesses in the industry. MBIA manages its business within three operating segments: 1) United States (“U.S.”) public finance insurance; 2) corporate; and 3) international and structured finance insurance. Our U.S. public finance insurance business is primarily operated through National Public Finance Guarantee Corporation (“National”), our corporate segment is operated through MBIA Inc. and several of its subsidiaries, including our service company, MBIA Services Corporation (“MBIA Services”) and is generally referred to as (“MBIA Inc.”), and our international and structured finance insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). Unless otherwise indicated or the context otherwise requires, references to “MBIA Corp.” are to MBIA Insurance Corporation, together with its subsidiaries, MBIA UK Insurance Limited (“MBIA UK”) and MBIA Mexico S.A. de C.V (“MBIA Mexico”).

The primary activities of our U.S. public finance insurance segment are to generate new insurance business in National, consistent with our portfolio management and return requirements, and to maximize the economics of our existing insured portfolio through effective surveillance and remediation. Our corporate segment consists of general corporate activities, including providing general support services to MBIA’s other operating businesses and asset and capital management. The primary objectives of our international and structured finance insurance segment are to preserve value, maintain adequate liquidity, reduce stressed insured exposure and mitigate insurance loss. We do not expect to write new business in our international and structured finance insurance segment for the foreseeable future.

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

EXECUTIVE OVERVIEW

2015 Key Developments

The following is a summary of our 2015 accomplishments:

•	New business writings increased to $597 million of gross par exposure with 59 insurance policies in 2015 compared with $343 million of gross par exposure with 8 insurance policies in 2014;

•	a restructuring agreement, the implementation of which remains subject to certain conditions, was agreed to with the Puerto Rico Electric Power Authority (“PREPA”) addressing, among other things, the treatment of approximately $1.4 billion of PREPA bonds insured by National;

•	the repurchase of 39.9 million shares of MBIA Inc. common stock in 2015 compared with 3.3 million shares of MBIA Inc. common stock in 2014;

•	consolidated operating expenses were reduced by 28% for 2015 compared with 2014 and 59% for 2015 compared with 2013;

•	we exited our advisory business through the sale of our asset management subsidiary, Cutwater; and

•	we sold our Armonk, New York facility.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

These items were accomplished while we continued to experience several challenges within our businesses. A low interest rate environment with relatively narrow spreads between insured and uninsured obligations and the competitive environment continued to suppress demand for our bond insurance. In addition, continued financial stress of some municipal bond issuers, including Puerto Rico, inhibited us from seeking to redeploy excess capital in National. Finally, MBIA Corp. continued to face liquidity and capital stress as a result of ongoing exposure to several structured finance insurance policies, including two high yield corporate collateralized debt obligations (“CDOs”), one of which we paid a claim of $149 million. Refer to the following “Results of Operations” section for a further discussion of our 2015 key developments and challenges.

Financial Highlights

The following tables present our financial highlights. A detailed discussion of our financial results is presented within the “Results of Operations” section included herein. Refer to the “Capital Resources—Insurance Statutory Capital” section for a discussion of National’s and MBIA Corp.’s capital positions under statutory accounting principles (“U.S. STAT”).

	Years Ended December 31,
In millions except for per share amounts and policies	2015	2014	2013
Net income (loss)	$180	$569	$250
Net income (loss) per diluted share	1.06	2.76	1.29
Combined operating income (loss)(1)	87	185	(15)
Combined operating income (loss) per diluted share(1)	0.52	0.97	(0.08)
Gross par exposure insured	597	343	—
Number of policies written	59	8	—

(1)—Combined operating income (loss) and combined operating income (loss) per diluted share are non-GAAP measures. Refer to the following “Results of Operations” section for a discussion of operating income (loss) and operating income (loss) per diluted share and a reconciliation of GAAP net income to operating income (loss) and GAAP net income per diluted share to operating income (loss) per diluted share.

	As of December 31,
In millions except for per share amounts	2015	2014
Shareholders’ equity of MBIA Inc.	$3,729	$3,929
Book value per share	24.61	20.47
Adjusted book value per share(1)	29.69	24.87

(1)—Adjusted book value per share is a non-GAAP measure. Refer to the following “Results of Operations” section for a discussion of adjusted book value and a reconciliation of GAAP book value per share to adjusted book value per share.

National

National is the largest U.S. public finance-only bond insurer in the financial guarantee industry as measured by total insured gross par outstanding of $161.0 billion as of December 31, 2015. Our primary activity is to insure new issue and secondary market municipal bonds while providing ongoing surveillance of National’s existing insured portfolio. National’s ability to write new business and to compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by the rating agencies. As of December 31, 2015, the rating agencies have assigned the following ratings to National: AA+ with a stable outlook by Kroll Bond Rating Agency; AA- with a stable outlook by Standard & Poor’s Financial Services LLC (“S&P”); and A3 with a negative outlook by Moody’s Investors Service, Inc. (“Moody’s”).

National pursues opportunities for new business in most municipal sectors. Based on our underwriting and pricing criteria, the majority of our new business is in the general obligation, tax-backed and revenue bond sectors. In addition to the new issue market, we are pursuing opportunities in the secondary market with respect to bonds issued in recent years that were not insured and that meet our underwriting criteria.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

National seeks to generate shareholder value at appropriate risk-adjusted pricing; however, current market conditions and the competitive landscape limit National’s new business opportunities and our ability to price and underwrite risk with attractive returns.

For the issuer, the value of financial guarantee insurance is largely determined by the spread between the interest rate on insured versus uninsured debt. The current environment of low interest rates and narrow spreads between insured and uninsured debt reduces the value of insurance to a level which may be unattractive to the issuer (insufficient reduction in interest costs) as well as the guarantor (insufficient revenue relative to the risk assumed and capital deployed). Furthermore, investors may choose to purchase uninsured bonds to increase returns. An environment of higher interest rates and/or wider spreads would likely enhance the new business opportunities for National. We also believe the current stress in certain sectors of the municipal bond market reinforces the value of National’s guarantee of timely payment of interest and principal. Refer to the “U.S. Public Finance Insurance” section for additional information on National’s new business.

Overall our U.S. public finance insured portfolio continues to perform satisfactorily against a backdrop of relatively stable domestic economic activity. While a stable or growing economy will generally benefit the tax revenues and fees charged for essential municipal services which secure the credits in our insured bond portfolio, some state, local governments and territory obligors we insure remain under financial and budgetary stress. This could lead to defaults by such entities on the payment of their obligations and insurance losses or claim payments on a greater number of our insured transactions. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain.

Exposure to Puerto Rico

As of December 31, 2015, National had $3.9 billion of gross par outstanding ($4.3 billion of gross par outstanding when including accreted interest on capital appreciation bonds (“CABs”)) related to the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”). Puerto Rico is experiencing fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalance, limited access to the capital markets, a stagnating local economy, net migration of people out of Puerto Rico and a high debt burden. Although Puerto Rico has tried to address its significant financial challenges through various fiscal policies and by the passage of a balanced general fund budget, it continues to experience fiscal stress. In December of 2015, National and other stakeholders entered into a restructuring support agreement with PREPA addressing, among other things, the treatment of approximately 65% of $8.1 billion of outstanding PREPA bonds, including approximately $1.4 billion of PREPA bonds insured by National. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

MBIA Inc.

Our medium-term strategy is to reduce our leverage at the holding company to a level consistent with a mid-investment grade capital structure. To achieve this strategy, we are balancing what is most beneficial to our shareholders either by reducing unsecured debt through calls and repurchases or repurchasing outstanding MBIA Inc. common shares. Unsecured debt includes medium-term notes (“MTNs”) issued by MBIA Global Funding, LLC (“GFL”) and MBIA Inc.’s senior notes. The following table presents our reductions in MBIA Inc. common shares outstanding, MTNs and MBIA Inc. senior notes for the years ended December 31, 2015, 2014 and 2013. Refer to the “Capital Resources” section for further information on our share and debt repurchases.

In millions	2015	2014	2013
Amount of shares repurchased	$303	$35	$—
MTNs repurchased, redeemed or matured	118	300	722
MBIA Inc. Senior Notes repurchased or received	10	—	136

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

In addition to the unsecured debt in the preceding table, MBIA Inc. and MBIA Investment Management Corp. (“IMC”) issued investment agreements to which we have pledged high-quality securities as collateral. All of our MTNs, MBIA Inc. senior notes and investment agreements are collectively managed and serviced by available liquidity. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient cash to satisfy its debt obligations and its general corporate needs over time from expected subsidiary dividends, additional anticipated releases under the MBIA group’s tax sharing agreement (the “Tax Escrow Account”), investment income and potential securities issuance; however, there can be no assurance that such sources will be adequate or that we will have access to the capital markets when needed. Refer to the “Liquidity—MBIA Inc. Liquidity” section for information on MBIA Inc.’s liquidity.

MBIA Corp.

MBIA Corp.’s primary objective is to maximize the margin of safety for its policyholders and the future recoveries of its subordinate preferred stock holders and surplus note holders. We intend to execute this strategy by reducing and mitigating potential losses on MBIA Corp.’s insurance exposures and maximizing the collection of recoveries.

In the event that MBIA Corp. experiences unexpected liquidity requirements, MBIA Corp. may have insufficient resources to continue to meet its obligations and may seek to secure liquidity through financing transactions. There can be no assurance that MBIA Corp. will be successful in generating sufficient cash to meet its obligations. In particular, MBIA Corp. insures $776 million of gross par outstanding, as of February of 2016, of notes issued by Zohar II 2005-1, Limited (“Zohar II”), a high yield corporate CDO, which matures in January of 2017. If cash flows generated by Zohar II are insufficient to pay the insured amount in full, MBIA Corp. will be called upon to make the unpaid insured amount at maturity. Unless a substantial amount of the insured exposure is paid at maturity, or if we are unsuccessful at reaching an agreed upon restructuring of the insured exposure, MBIA Corp. may ultimately have insufficient resources to continue to pay claims. Such failure could cause the New York State Department of Financial Services (“NYSDFS”) to put MBIA Insurance Corporation, exclusive of MBIA UK and MBIA Mexico, into a rehabilitation or liquidation proceeding or to order MBIA Corp. to cease paying any claims under its policies. Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any material intercompany lending agreements or cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any significant long-term liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK or MBIA Mexico. For the same reasons, we believe MBIA Corp. does not provide significant economic or shareholder value to MBIA Inc. Refer to the “Liquidity—MBIA Corp. Liquidity” section for additional information on MBIA Corp.’s liquidity position.

MBIA Corp. has significant negative statutory earned surplus and therefore no current capacity to pay dividends. In addition, since July 15, 2012, the NYSDFS has not approved any payments on MBIA Insurance Corporation’s outstanding surplus notes. MBIA Corp. has contributed to the Company’s net operating loss carryforward (“NOL”), which is used in the calculation of our consolidated income taxes. MBIA Corp. maintains a notional NOL carryforward, and as a result of its NOL, when and if MBIA Corp. is profitable, it is not expected to make any tax payments to the Tax Escrow Account. Based on MBIA Corp.’s current projected earnings and our expectation that it will not write new business for the foreseeable future, we believe it is unlikely that MBIA Corp. will generate sufficient income to fully use its NOL. Refer to the “Capital Resources—MBIA Insurance Corporation” section for additional information on MBIA Insurance Corporation’s surplus notes and statutory capital.

Other

During 2015, certain investment funds affiliated with Warburg Pincus LLC (“Warburg”) sold all of their 45.7 million shares of MBIA Inc. common stock. At the time of each sale, Warburg was the largest holder of the Company’s common stock. In connection with the sales, National and MBIA Inc. repurchased 8 million shares and 7.6 million shares, respectively.

In May of 2015, we sold our Armonk, New York facility. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a further discussion of this transaction.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Economic and Financial Market Trends

The U.S. economy grew at a modest pace during 2015 supported by strong job growth leading to an eight-year low in the unemployment rate, despite flat wage growth and a low labor force participation rate. In addition to job growth, lower energy prices have helped bolster housing and consumer spending, but growth was hindered by China’s slowing economy and the strengthening of the U.S. dollar. In December of 2015, the Federal Open Market Committee increased the federal funds rate by 25 basis points for the first time since the financial crisis; however, this increase has not had a significant impact on long-term rates.

During 2015, the European Central Banks’ Quantitative Easing program continued to have a generally positive impact throughout much of Europe as deflationary concerns showed signs of receding and economic growth, employment and bank lending mostly improved. These positive signs, however, are somewhat offset by concerns over the slowing growth in China and other emerging markets, the migrant crisis and the global impact of weak commodity prices. In the aggregate, conditions in Europe, China and other key markets remain uncertain and any material adverse impact on these economies may have implications for continued U.S. growth.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CRITICAL ACCOUNTING ESTIMATES (continued)

We take into account a number of variables in establishing specific case basis reserves for individual policies that depend primarily on the nature of the underlying insured obligation. These variables include the nature and creditworthiness of the issuers of the insured obligations, expected recovery rates on unsecured obligations, the projected cash flow or market value of any assets pledged as collateral on secured obligations, and the expected rates of recovery, cash flow or market values on such obligations or assets. Factors that may affect the actual ultimate realized losses for any policy include economic conditions and trends, political developments, the extent to which sellers/servicers comply with the representations or warranties made in connection therewith, levels of interest rates, rates of inflation, borrower behavior, the default rate and salvage values of specific collateral, and our ability to enforce contractual rights through litigation and otherwise. Our remediation strategy for an insured obligation that has defaulted or is expected to default may also have an impact on our loss reserves.

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

Instruments that trade infrequently and, therefore, have little or no price transparency are classified within Level 3 of the fair value hierarchy. Also included in Level 3 are financial instruments that have significant unobservable inputs deemed significant to the instrument’s overall fair value. Level 3 assets represented approximately 19% and 20% of total assets measured at fair value on a recurring basis as of December 31, 2015 and 2014, respectively. Level 3 liabilities represented approximately 52% and 35% of total liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, respectively.

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

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
In millions except for per share amounts	2015	2014	2013
Total revenues (losses)	$853	$1,270	$1,209
Total expenses	564	629	793

Income (loss) before income taxes	289	641	416
Provision (benefit) for income taxes	109	72	166

Net income (loss)	$180	$569	$250

Net income (loss) per common share:
Basic	$1.06	$2.94	$1.30
Diluted	$1.06	$2.76	$1.29
Weighted average number of common shares outstanding:
Basic	163,936,318	188,171,503	189,071,011
Diluted	164,869,788	190,898,627	190,312,913

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Consolidated total revenues for the year ended December 31, 2015 included $129 million of net gains on insured derivatives compared with $459 million and $232 million of net gains for 2014 and 2013, respectively. The net gains on insured derivatives in 2015 were principally the result of refining the credit rating of underlying collateral, partially offset by claim payments. The net gains on insured derivatives in 2014 were principally the result of commuting derivative liabilities at prices below their fair values, partially offset by settlement and claim payments. The net gains on insured derivatives in 2013 were principally the result of changes in the weighted average life of transactions, commuting derivative liabilities at prices below their fair values and favorable changes in spreads and pricing on collateral, partially offset by the favorable effects of changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities.

Consolidated total expenses for the year ended December 31, 2015 included $123 million of net insurance loss and LAE compared with $133 million and $117 million for 2014 and 2013, respectively. The decrease in net insurance loss and LAE in 2015 compared with 2014 was principally related to decreases in certain first-lien residential mortgage-backed securities (“RMBS”) exposures, partially offset by an increase in losses related to certain U.S. public finance transactions. The increase in net insurance loss and LAE in 2014 compared to 2013 was principally related to an increase in loss on certain RMBS exposures, partially offset by a decrease in losses related to certain U.S. public finance transactions.

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

Operating income (loss) and operating income (loss) per diluted common share include the combined after-tax results of our U.S. public finance insurance and corporate segments and remove the after-tax results of activities that are not part of our ongoing business strategy. This includes the activities of our international and structured finance insurance, advisory services and conduit segments (collectively, “Non-Core Segments”). We do not expect to write new business in our international and structured finance insurance segment. We exited our advisory services segment through the sale of Cutwater effective January 1, 2015, and in the second quarter of 2014, we liquidated our conduit segment.

In addition to removing our Non-Core Segments, operating income (loss) is adjusted for the following:

•	Elimination of the after-tax impact of mark-to-market gains (losses) on financial instruments that primarily include interest rate swaps and hybrid financial instruments. Also eliminated are the mark-to-market gains (losses) on warrants issued by the Company. All of these amounts fluctuate based on market interest rates, credit spreads, MBIA Inc.’s common stock price and other market factors.

•	Elimination of the after-tax impact of foreign exchange gains (losses) on the remeasurement of certain assets and liabilities and transactions in non-functional currencies. Given the possibility of volatility in foreign exchange markets, we exclude the impact of foreign exchange gains (losses) to provide a measurement of comparability of operating income (loss).

•	Elimination of the after-tax impact of gains (losses) on the sale of investments, net investment losses related to other-than-temporary impairments (“OTTI”) and net gains (losses) on extinguishment of debt since the timing of these transactions are subject to management’s assessment of market opportunities and capital liquidity positions.

•	Elimination of the after-tax impact of the gain on the sale of Cutwater.

•	Elimination of deferred income tax valuation allowance on these adjustments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our combined operating income (loss) and operating income (loss) per diluted common share (both non-GAAP measures) and provides reconciliations of GAAP net income (loss) to operating income (loss) and GAAP net income (loss) per diluted common share to operating income (loss) per diluted common share for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
In millions, except per share	2015	2014	2013
Net income (loss)	$180	$569	$250
Less: net income of Non-Core Segments, including eliminations	10	230	192
Less: after-tax adjustments:
Mark-to-market gains (losses) on financial instruments(1)	29	(15)	42
Foreign exchange gains (losses)(1)	39	62	(3)
Net gains (losses) on sales of investments(1)	12	28	15
Net investment losses related to OTTI	(8)	(10)	—
Net gains (losses) on extinguishment of debt	—	2	14
Other net realized gains (losses)(2)	11	—	—
Tax valuation allowance on adjustments(3)	—	87	5

Operating income (loss)	$87	$185	$(15)

Operating income (loss) per diluted common share(4)	$0.52	$0.97	$(0.08)

Weighted average diluted shares used in calculation	165	191	190

(1)—Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” and the corresponding tax effects are reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(2)—Primarily relates to the after-tax gain on the sale of Cutwater.

(3)—Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(4)—Operating income (loss) per diluted common share is calculated by taking operating income (loss) divided by GAAP weighted average number of diluted common shares outstanding.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of December 31, 2015, ABV per share was $29.69, an increase from $24.87 as of December 31, 2014. The increase in ABV per share was primarily driven by a decrease in common shares outstanding from the share repurchases made by the Company during 2015. The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

	As of December 31,
In millions except share and per share amounts	2015	2014
Total shareholders’ equity of MBIA Inc.	$3,729	$3,929
Common shares outstanding	151,530,377	191,942,895
Book value per share	$24.61	$20.47
Reverse book value of Non-Core Segments (after-tax)(1)	1.61	1.16
Reverse net unrealized (gains) losses included in other comprehensive income (after-tax)	0.20	(0.15)
Add net unearned premium revenue (after-tax)(2)	3.27	3.39

Total adjustments per share	5.08	4.40

Adjusted book value per share	$29.69	$24.87

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

U.S. Public Finance Insurance

Our U.S. public finance insurance business is primarily conducted through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate insured obligations upon default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utilities, airports, healthcare institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,			Percent Change
In millions	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net premiums earned	$304	$289	$366	5%	-21%
Net investment income	116	119	142	-3%	-16%
Fees and reimbursements	3	9	7	-67%	29%
Realized gains (losses) and other settlements on insured derivatives	—	1	3	-100%	-67%
Net gains (losses) on financial instruments at fair value and foreign exchange	14	26	29	-46%	-10%
Net investment losses related to other-than-temporary impairments	(10)	(15)	—	-33%	n/m
Other net realized gains (losses)	(4)	14	(29)	-129%	-148%

Total revenues	423	443	518	-5%	-14%

Losses and loss adjustment	5	(10)	105	-150%	-110%
Amortization of deferred acquisition costs	65	61	78	7%	-22%
Operating	62	55	84	13%	-35%

Total expenses	132	106	267	25%	-60%

Income (loss) before income taxes	291	337	251	-14%	34%
Provision (benefit) for income taxes	100	115	82	-13%	40%

Net income (loss)	$191	$222	$169	-14%	31%

n/m—Percent	change not meaningful.

National supports the credit enhancement needs of municipal debt issuers across the U.S. National maintains underwriting criteria for most municipal risk types and pursues opportunities for new business across the spectrum of municipal sectors. During the year ended December 31, 2015, National insured $597 million of gross par exposure in the primary and secondary markets and the related net premiums written was $5 million. The majority of its new business is in the general obligation, tax-backed and revenue bond sectors. Low interest rates and competitive pricing levels continue to limit new business opportunities.

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

The following table presents a reconciliation of GAAP net income (loss) to operating income (loss) for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
In millions	2015	2014	2013
Net income (loss)	$191	$222	$169
Less: after-tax adjustments:
Net gains (losses) on sales of investments(1)	9	11	18
Net investment losses related to OTTI	(6)	(10)	—

Operating income (loss)	$188	$221	$151

(1)—Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” and the corresponding tax effects are reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The increase in net premiums earned for 2015 compared with 2014 resulted from an increase in refunded premiums earned of $50 million, partially offset by a decrease in scheduled premiums earned of $35 million. The decrease in net premiums earned for 2014 compared with 2013 resulted from decreases in refunded premiums earned of $39 million and scheduled premiums earned of $38 million. Scheduled premium earnings declined due to the refunding and maturity of insured issues within our U.S. public finance portfolio. Refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of scheduled premiums that would have been earned in the current period.

NET INVESTMENT INCOME The decrease in net investment income for 2014 compared with 2013 was primarily due to lower yields on investment assets as a result of the repayment of a higher yielding secured loan to MBIA Corp. in May of 2013.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable changes in net gains (losses) on financial instruments at fair value and foreign exchange for 2015 compared with 2014 and 2013 were principally due to decreases in net realized gains from the sales of securities from the ongoing management of our U.S. public finance insurance investment portfolio and unfavorable mark-to-market fluctuations on financial instruments.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to OTTI for 2015 and 2014 were primarily related to one impaired security for which a loss was recognized as the difference between its amortized cost and the net present value of its projected cash flows. This OTTI resulted from liquidity concerns and other adverse financial conditions affecting the issuer. Refer to the “Liquidity” section included herein for additional information about impaired investments.

OTHER NET REALIZED GAINS (LOSSES) Other net realized losses for 2015 related to an impairment charge on our Armonk, New York facility to adjust the carrying amount to its sales price less costs to sell. Other net realized gains for 2014 related to an insurance recovery on an errors and omissions liability policy of $18 million, partially offset by an additional impairment charge on our Armonk, New York facility of $3 million. Other net realized losses for 2013 related to an impairment charge of $29 million on our Armonk, New York facility.

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

The following table presents information about our U.S. public finance insurance loss and LAE expenses for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,			Percent Change
In millions	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Loss and LAE related to expected payments	$8	$(30)	$29	-127%	n/m
Recoveries of expected payments	(3)	20	76	-115%	-74%

Gross losses incurred	5	(10)	105	-150%	-110%
Reinsurance	—	—	—	—%	—%

Losses and loss adjustment expenses	$5	$(10)	$105	-150%	-110%

n/m—Percent	change not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The losses and LAE for the year ended December 31, 2015 primarily related to increases in reserves for Puerto Rico exposures, partially offset by decreases in reserves for certain municipal utilities. The benefit in losses and LAE for the year ended December 31, 2014 primarily related to decreases in reserves for certain general obligation bonds, partially offset by increases in reserves for Puerto Rico exposures. The losses and LAE for the year ended December 31, 2013 primarily related to certain general obligation bonds and a loss related to the difference in the value of a salvage receivable recorded and the fair market value of the marketable securities received in the third quarter of 2013 in connection with the restructuring of a gaming revenue transaction.

The following table presents information about our U.S. public finance insurance loss and LAE reserves and recoverables as of December 31, 2015 and 2014:

In millions	December 31, 2015	December 31, 2014	Percent Change
Assets:
Insurance loss recoverable	$4	$4	—%
Reinsurance recoverable on paid and unpaid losses(1)	1	1	—%
Liabilities:
Gross loss and LAE reserves	66	70	-6%
Expected recoveries on unpaid losses	(21)	(25)	-16%

Loss and LAE reserves	$45	$45	—%

(1)—Reported within “Other assets” on our consolidated balance sheets.

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and National has already paid a claim and also for which a payment default has not yet occurred, but a claim is expected in the future. The following table includes LAE reserves, but excludes par outstanding, as of December 31, 2014 for one issue that had no expected future claim payments, but for which National was obligated to pay LAE incurred in prior periods. As of December 31, 2015 and 2014, loss and LAE reserves comprised the following:

$ in millions	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Gross of reinsurance:
Issues with defaults	3	4	$13	$19	$52	$123
Issues without defaults	5	7	32	26	1,430	1,501

Total gross of reinsurance	8	11	$45	$45	$1,482	$1,624

(1)—An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the years ended December 31, 2015, 2014 and 2013 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Gross expenses	$63	$56	$84	13%	-33%

Amortization of deferred acquisition costs	$65	$61	$78	7%	-22%
Operating	62	55	84	13%	-35%

Total insurance operating expenses	$127	$116	$162	9%	-28%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses increased for the year ended December 31, 2015 compared with 2014 primarily due to increases in compensation expense due to new business staffing and rating agency fees, partially offset by a decrease in legal costs. Gross expenses decreased for the year ended December 31, 2014 compared with 2013 due to decreases in consulting fees, legal and litigation related costs. Operating expenses increased for 2015 compared with 2014 and decreased for 2014 compared with 2013 due to changes in gross expenses.

Amortization of deferred acquisition costs increased for the year ended December 31, 2015 compared with 2014 due to higher refunding activity in 2015. Amortization of deferred acquisition costs decreased for the year ended December 31, 2014 compared with 2013 due to lower refunding activity in 2014. We did not defer a material amount of policy acquisition costs during 2015, 2014 or 2013.

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

The following table presents the credit quality distribution of MBIA’s U.S. public finance outstanding gross par insured as of December 31, 2015 and 2014. CABs are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	December 31, 2015		December 31, 2014
Rating	Amount	%	Amount	%
AAA	$6,721	4.2%	$11,364	5.1%
AA	77,081	47.9%	107,399	48.3%
A	56,890	35.3%	80,744	36.3%
BBB	13,947	8.6%	17,131	7.7%
Below investment grade	6,378	4.0%	5,655	2.6%

Total	$161,017	100.0%	$222,293	100.0%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance Puerto Rico Exposures

The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of December 31, 2015.

In millions	Gross Par Outstanding	Gross Par Outstanding Plus CAB Accreted Interest	Debt Service Outstanding		National Internal Rating
Puerto Rico Electric Power Authority (PREPA)(1)	$1,354	$1,372	$1,994		d
Puerto Rico Commonwealth GO(1)	985	1,023	1,362		b2
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)(1)	628	629	1,153		b3
Puerto Rico Sales Tax Financing Corporation (COFINA)(1)	684	1,038	4,170		a3
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)(1)	87	88	127		bb2
University of Puerto Rico System Revenue	89	89	134		bbb3
Inter American University of Puerto Rico Inc.	26	26	36		a3
Puerto Rico Industrial Development Company	13	13	13		bbb3

Total	$3,866	$4,278	$8,989	(2)

(1)—Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy.

(2)—As a result of debt service payments made as of January 1, 2016, National’s total Puerto Rico debt service outstanding declined by $86 million.

For many years Puerto Rico’s economy has suffered from stagnation that has led to recurring budget deficits and increased borrowing to finance such deficits. As a result of mounting debt, deteriorating credit ratings and lack of market confidence, Puerto Rico has lost access to the capital markets. Puerto Rico’s lack of liquidity and market access has led to defaults on its debt obligations, including general obligations.

Despite the liquidity concerns and lack of capital market access, Puerto Rico has predominantly met its debt obligations. On December 1, 2015, following the full repayment of the Government Development Bank of Puerto Rico’s $267 million of gross par outstanding of bonds insured by National, Puerto Rico announced that it was unable to continue to meet its public debt service payments and maintain essential services for the residents of Puerto Rico. Consequently, the Governor of Puerto Rico signed an executive order to redirect certain revenues previously allocated to select public corporation and certain other government agencies (“clawback”), including PRHTA. Puerto Rico made all of its debt service payments due on January 1, 2016, except for bond payments totaling $37 million relating to the Puerto Rico Infrastructure Authority (“PRIFA”) and Public Finance Corporation. Following the missed payment by PRIFA, certain bond insurers (not including National) filed a lawsuit against Puerto Rico that clawback of the revenues violated the U.S. constitution and the laws of Puerto Rico.

The Public Corporations Debt Enforcement and Recovery Act (the “Recovery Act”), which Puerto Rico wrote to establish a bankruptcy framework for certain public corporations of Puerto Rico, was determined to be unconstitutional by the U.S. District Court in Puerto Rico, and this ruling was upheld by the First Circuit Court of Appeals. Puerto Rico has sought review of these decisions by the Supreme Court of the United States, which granted its petition for certiorari on December 4, 2015. The case is expected to be argued on March 22, 2016, with a decision expected by June 30, 2016. If the U.S. Supreme Court reverses the lower court’s ruling and if the Recovery Act is ultimately reinstated, certain issuers of Puerto Rico debt insured by National might be eligible to seek protection under the Recovery Act, which could result in significant delays in payments by such issuers and impede efforts to achieve a consensual restructuring.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

In the second quarter of 2015, Puerto Rico increased its sales and use tax from 7% to 11.5% and mandated the conversion to a value added tax system in April of 2016 in an effort to raise additional general fund revenues. The Governor of Puerto Rico formed a working group to address significant, projected general fund deficits over the next several years. The working group delivered its Puerto Rico Fiscal and Economic Growth Plan (the “Plan”) in September of 2015, which was subsequently revised (the “Revised Plan”) in January of 2016. The Revised Plan indicates that, absent any meaningful fiscal and structural reforms, the government will incur a $28.0 billion cumulative deficit between fiscal year 2016 and fiscal year 2020. The Plan proposes to reduce the Commonwealth’s sizable deficits through a combination of revenue increases and spending cuts, as well as by realizing benefits from economic growth from spending initiatives. However, even with the implementation of these measures, the Revised Plan projects a $16.1 billion cumulative deficit, a $2.1 billion increase from the original plan. The Revised Plan extended the projection by another five years.

On December 23, 2015, National, Assured Guaranty, and the ad hoc group of bondholders (representing approximately $3.0 billion, or 37.0% of the power revenue bonds) entered into an Amended and Restated Restructuring Support Agreement (“RSA”) with PREPA addressing, among other things, the treatment of approximately 65% of $8.1 billion of outstanding PREPA bonds, including approximately $1.4 billion of PREPA bonds insured by National. The RSA calls for a newly formed bankruptcy remote entity (“SPE”) to issue securitized bonds including bonds that are equal in principal amount to the outstanding principal of the PREPA bonds insured by National and by another monoline insurer (“Mirror Bonds”). The Mirror Bonds will bear interest at the same rate and will amortize at the same schedule as the existing insured legacy bonds which they back. Payments on the Mirror Bonds will be used to make payment on the insured legacy bonds.

Additionally, and subject to certain market rate and rating agency conditions, the SPE may issue additional securitization bonds to refinance outstanding currently callable and non-callable insured legacy bonds (approximately $320 million of National exposure). National will issue a Surety Bond in an amount up to $344 million as partial funding of a Debt Service Reserve Fund (“DSRF”) for the securitization bonds which would be used after a $65 million cash funded DSRF. The Surety Bond will be amortized using cash from the SPE over seven years starting in the seventh year, but can amortize after the second year over nine years if PREPA does not refinance the currently callable and non-callable debt referenced above.

Finally, the monolines and the bondholders which are a party to the RSA entered into a Bond Purchase Agreement committing to purchase certain bonds of PREPA in the aggregate amount of $115 million, approximately $35 million of which will be purchased by National, subject to certain funding conditions precedent. The bonds will earn 10% interest, will mature on July 1, 2019 and will be supported by Mirror Bonds when the SPE issues its securitization bonds.

In September of 2015, National filed a petition with the Puerto Rico Energy Commission (the “PREC”) requesting (i) conclusion of a PREPA rate review within four months and (ii) an immediate 4.2 cent per kWh temporary increase in PREPA’s base electricity rate. The PREC denied National’s request, citing insufficient information regarding’s PREPA’s operations and financial performance necessary to conduct a rate review. In October of 2015, National filed an appeal of this decision with the Puerto Rico Court of Appeals. As a condition to the RSA, National and PREPA agreed to stay this litigation so long as the RSA is in effect. Also in October of 2015, National and Assured Guaranty filed a petition to intervene into the ongoing proceeding in which PREC is evaluating the Integrated Resource Plan (“IRP”) that PREPA submitted in final form in September of 2015. In December of 2015, the PREC announced that PREPA had not presented a sufficiently complete proposal for its IRP and has until early March of 2016 to respond.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

On January 29, 2016, the Commonwealth made a proposal to creditors holding its debt and the debt of other governmental issuers. The proposal contemplates an exchange for approximately $49 billion of currently outstanding tax-supported debt, including General Obligation guaranteed debt. Exchanging holders would receive two bonds: a “Base Bond” and a “Growth Bond”. The Base Bond is backed by certain tax revenue streams and exchanged at current market price of exchanging bond. The Growth Bond is linked to future economic growth and paid if those growth targets are met. The voluntary exchange contemplates near 100% participation levels. We believe the Commonwealth proposal fails to address Puerto Rico’s need to eliminate fiscal mismanagement and implement necessary fiscal and economic reforms. Additionally, neither National nor any other creditor has the information required to properly evaluate the assumptions underlying the restructuring proposal because the government of Puerto Rico still has not issued audited financial reports. On February 16, 2016, Puerto Rico released its unaudited financial report for the fiscal year ended June 30, 2014.

Other than Inter American University of Puerto Rico Inc., S&P, Fitch Ratings and/or Moody’s have downgraded the ratings of all Puerto Rico issuers to below investment grade with a negative outlook due to narrowing liquidity, sluggish economic growth and persistent structural deficits. Although we have downgraded our internal rating for certain Puerto Rico insured debt, including that of the Commonwealth, PREPA and PRHTA, to below investment grade, all of the insured obligations included in the preceding table are presently current on debt service payments (with PREPA using debt service reserve funds to pay its July 1, 2014, January 1, 2015, and a portion of its July 1, 2015 debt service payments). In addition, the table below reflects the cancellation of certain bonds previously purchased by the PRHTA that reduces total debt service outstanding by $333 million.

Scheduled gross debt service due on our Puerto Rico exposures as of December 31, 2015 and each of the subsequent five years ending December 31 and thereafter are presented in the following table:

	As of December 31, 2015
In millions	2016	2017	2018	2019	2020	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$174	$184	$120	$177	$115	$1,224	$1,994
Puerto Rico Commonwealth GO	198	77	113	177	230	567	1,362
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	41	36	40	32	33	971	1,153
Puerto Rico Sales Tax Financing Corporation (COFINA)	—	—	—	—	—	4,170	4,170
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	5	22	6	16	17	61	127
University of Puerto Rico System Revenue	7	8	7	7	7	98	134
Inter American University of Puerto Rico Inc.	3	3	3	3	3	21	36
Puerto Rico Industrial Development Company	13	—	—	—	—	—	13

Total	$441	$330	$289	$412	$405	$7,112	$8,989

Corporate

Our corporate segment consists of general corporate activities, including providing general support services to MBIA Inc.’s subsidiaries, asset and capital management and other business development activities. General support services are provided by our service company, MBIA Services, including, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. Asset, liability and capital management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiaries, GFL and IMC. MBIA Inc. issued debt to finance the operations of the MBIA group. GFL raised funds through the issuance of MTNs with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. The Company has ceased issuing these MTNs and investment agreements and the outstanding liability balances and corresponding asset balances have declined over time as liabilities mature, terminate or are retired. All of the debt within the corporate segment is managed collectively and is serviced by available liquidity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the consolidated results of our corporate segment for the years ended December 31, 2015, 2014, and 2013:

	Years Ended December 31,			Percent Change
In millions	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net investment income	$36	$38	$40	-5%	-5%
Fees	52	58	81	-10%	-28%
Net gains (losses) on financial instruments at fair value and foreign exchange	64	53	34	21%	56%
Net investment losses related to other-than-temporary impairments	(3)	—	—	n/m	—%
Net gains (losses) on extinguishment of debt	(1)	3	22	-133%	-86%
Other net realized gains (losses)	21	1	—	n/m	n/m
Revenues of consolidated VIEs:
Other net realized gains (losses)	—	(5)	(14)	-100%	-64%

Total revenues	169	148	163	14%	-9%

Operating	82	94	163	-13%	-42%
Interest	101	109	125	-7%	-13%

Total expenses	183	203	288	-10%	-30%

Income (loss) before income taxes	(14)	(55)	(125)	-75%	-56%
Provision (benefit) for income taxes	7	(173)	(15)	-104%	n/m

Net income (loss)	$(21)	$118	$(110)	-118%	n/m

n/m—Percent change not meaningful.

FEES The decreases in fees for 2015 compared with 2014 and 2013 were primarily due to decreases in fees paid by our conduit segment for administrative and other services. During the second quarter of 2014, we completed the winding down of our conduit segment.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for 2015 compared with 2014 was primarily due to gains from the termination of derivatives, partially offset by a decrease in foreign exchange gains on Euro denominated liabilities, an increase in losses from mark-to-market changes of our interest rate swaps and a decrease in gains from the changes in the fair value of the outstanding warrants issued on MBIA Inc. common stock. The changes in the fair value of outstanding warrants were primarily attributable to a decrease in MBIA Inc.’s common stock price, partially offset by an increase in volatility, which are used in the valuation of the warrants. The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for 2014 compared with 2013 was primarily due to foreign currency exchange gains on Euro denominated liabilities, an increase in realized gains from asset sales and changes in fair value of outstanding warrants issued on MBIA Inc. common stock, due to decreases in MBIA Inc.’s common stock price and volatility.

OTHER NET REALIZED GAINS (LOSSES) The increase in other net realized gains for 2015 compared with 2014 was primarily due to the gain from the sale of Cutwater.

REVENUES OF CONSOLIDATED VIEs For 2014 and 2013, total revenues of consolidated variable interest entities (“VIEs”) related to net losses as a result of the deconsolidation of VIEs.

OPERATING EXPENSES Operating expenses decreased for 2015 compared with 2014 primarily due to decreases in office related expenses as a result of the relocation of our headquarters to a leased facility in the fourth quarter of 2014, as well as a decrease in legal costs. Operating expenses for 2014 decreased compared with 2013 primarily due to decreases in expenses related to our settlement of litigation with Bank of America, which occurred in 2013, and lower compensation expense in 2014.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE Interest expense decreased for 2015 compared with 2014 and 2013 primarily due to the continued maturity and repurchases of debt obligations by the Company.

PROVISION (BENEFIT) FOR INCOME TAXES The 2015 provision for income taxes was impacted by nondeductible equity-based compensation expense. The 2014 benefit for income taxes includes a favorable adjustment of $87 million for the release of the full valuation allowance against the portion of our deferred tax asset which resulted from the sales of previously impaired investments. In addition for 2014, there was a $61 million reversal in our reserve for uncertain tax positions. The 2013 benefit for income taxes was impacted by an unfavorable increase in the reserve for uncertain tax positions, additional state tax expense and the non deductibility of the valuation on warrants issued by the Company.

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

The following table presents a reconciliation of GAAP net income (loss) to operating income (loss) for the years ended December 31, 2015, 2014, and 2013:

	Years Ended December 31,
In millions	2015	2014	2013
Net income (loss)	$(21)	$118	$(110)
Less: after-tax adjustments:
Mark-to-market gains (losses) on financial instruments(1)	29	(15)	42
Foreign exchange gains (losses)(1)	39	62	(3)
Net gains (losses) on sales of investments(1)	3	17	(3)
Net investment losses related to OTTI	(2)	—	—
Net gains (losses) on extinguishment of debt	—	2	14
Other net realized gains (losses)(2)	11	—	—
Tax valuation allowance on adjustments(3)	—	87	5

Operating income (loss)	$(101)	$(35)	$(165)

(1)—Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” and the corresponding tax effects are reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(2)—Relates to the after-tax gain on the sale of Cutwater.

(3)—Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

International and Structured Finance Insurance

Our international and structured finance insurance business is principally operated through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, non-U.S. public finance and global structured finance insured obligations when due or, in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise. Certain guaranteed investment contracts written by MBIA Inc. are insured by MBIA Corp., and if MBIA Inc. or such subsidiaries were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments under its insurance policies. MBIA Corp. also insured debt obligations of other affiliates, including GFL and IMC. MBIA Corp. has also written insurance policies guaranteeing the obligations under credit default swap (“CDS”) contracts of an affiliate, LaCrosse Financial Products, LLC (“LaCrosse”), and certain other derivative contracts, which may include termination payments that may become due in certain events, including the insolvency or payment defaults of MBIA Corp. or LaCrosse. Currently, MBIA Insurance Corporation provides reinsurance to MBIA Mexico. In December of 2015, MBIA Insurance Corporation terminated its reinsurance agreement and its net worth maintenance agreement with MBIA UK by mutual consent.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

MBIA Corp. insures non-U.S. public finance and global structured finance, including asset-backed obligations. MBIA Corp. has insured sovereign-related and sub-sovereign bonds, utilities, privately issued bonds used for the financing of utilities, toll roads, bridges, airports, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, and leases for equipment, aircraft and real estate property. We no longer insure new credit derivative contracts except for transactions related to the restructuring or reduction of existing derivative exposure.

The following table presents our international and structured finance insurance segment results for the years ended December 31, 2015, 2014, and 2013:

	Years Ended December 31,			Percent Change
In millions	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net premiums earned	$99	$144	$143	-31%	1%
Net investment income	11	16	14	-31%	14%
Fees and reimbursements	67	87	85	-23%	2%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(28)	(445)	(1,548)	-94%	-71%
Unrealized gains (losses) on insured derivatives	157	903	1,777	-83%	-49%

Net change in fair value of insured derivatives	129	458	229	-72%	100%
Net gains (losses) on financial instruments at fair value and foreign exchange	(9)	—	24	n/m	-100%
Other net realized gains (losses)	—	12	—	-100%	n/m
Revenues of consolidated VIEs:
Net investment income	86	50	51	72%	-2%
Net gains (losses) on financial instruments at fair value and foreign exchange	42	52	165	-19%	-68%
Other net realized gains (losses)	—	—	5	—%	-100%

Total revenues	425	819	716	-48%	14%

Losses and loss adjustment	118	143	12	-17%	n/m
Amortization of deferred acquisition costs	78	78	96	—%	-19%
Operating	50	56	98	-11%	-43%
Interest	111	110	160	1%	-31%
Expenses of consolidated VIEs:
Operating	13	9	12	44%	-25%
Interest	39	39	40	—%	-3%

Total expenses	409	435	418	-6%	4%

Income (loss) before income taxes	16	384	298	-96%	29%
Provision (benefit) for income taxes	3	134	101	-98%	33%

Net income (loss)	$13	$250	$197	-95%	27%

n/m—Percent change not meaningful.

For the years ended December 31, 2015, 2014, and 2013 we did not write any new international and structured finance insurance. We do not expect to write new business in our international and structured finance insurance segment in the foreseeable future due to its current ratings, accumulated losses and non-policy claims related to our subordinate preferred stock holders and surplus note holders. Furthermore, MBIA UK is no longer permitted to write new business and doing so would require regulatory approval. Our primary objectives for MBIA Corp. are risk reduction, loss mitigation and value preservation. As of December 31, 2015, MBIA Corp.’s total insured gross par outstanding was $41.6 billion. Since December 31, 2007, our total insured gross par outstanding has decreased approximately 87% from $331.2 billion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. In addition, we generate net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,			Percent Change
In millions	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net premiums earned:
Non-U.S.	$73	$110	$95	-34%	16%
U.S.	26	34	48	-24%	-29%

Total net premiums earned	$99	$144	$143	-31%	1%

VIEs (eliminated in consolidation)	$56	$14	$15	n/m	-7%

n/m—Percent change not meaningful.

Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Net premiums earned decreased for 2015 compared with 2014 primarily due to a decrease in scheduled premiums earned from the maturity and early settlement of insured transactions with no writings of new insurance policies. Consolidated VIEs elimination increased for 2015 compared with 2014 primarily due to additional premiums of $36 million related to events that occurred resulting in increased cash flows related to certain VIEs. In addition, 2014 included significant refunded premiums earned from the termination of a policy.

FEES AND REIMBURSEMENTS The decrease in fees and reimbursements for 2015 compared with 2014 was primarily due to a decrease in termination and waiver and consent fees, partially offset by an increase in ceding commission income due to higher refunding activity. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The following table presents the net premiums and fees earned related to derivatives and the components of the net change in fair value of insured derivatives for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,			Percent Change
In millions	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net premiums and fees earned on insured derivatives	$12	$18	$35	-33%	-49%
Realized gains (losses) on insured derivatives	(40)	(463)	(1,583)	-91%	-71%

Realized gains (losses) and other settlements on insured derivatives	(28)	(445)	(1,548)	-94%	-71%
Unrealized gains (losses) on insured derivatives	157	903	1,777	-83%	-49%

Net change in fair value of insured derivatives	$129	$458	$229	-72%	100%

The Company no longer insures new credit derivative contracts except in transactions related to the restructuring or reduction of existing derivative exposure. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and scheduled amortizations. For 2015, realized losses on insured derivatives resulted from claim payments on commercial mortgage-backed securities (“CMBS”). For 2014, realized losses on insured derivatives resulted primarily from settlements and claim payments on CMBS. For 2013, realized losses on insured derivatives resulted primarily from settlements and claim payments on CMBS and asset-backed securities (“ABS”).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the year ended December 31, 2015, unrealized gains on insured derivatives were principally the result of refining the credit rating of underlying collateral. For the year ended December 31, 2014, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations. For the year ended December 31, 2013, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations, a decline in the weighted average life on transactions and favorable changes in spread/prices on the underlying collateral, partially offset by the effects of MBIA’s nonperformance risk on its derivative liabilities.

As of December 31, 2015, the cost of five year CDS referencing MBIA Corp. was 42.95% upfront plus 5% per annum compared with 16.71% upfront plus 5% per annum and 13.63% upfront plus 5% per annum as of December 31, 2014 and 2013, respectively. As of December 31, 2015 and 2014, the fair value of MBIA Corp.’s insured CDS liability was $85 million and $244 million, respectively. Our mark-to-market on insured credit derivatives uses the most appropriate of the one to ten year CDS cost for each transaction, and those costs ranged from 26.24% upfront plus 5% per annum to 44.55% upfront plus 5% per annum as of December 31, 2015. As of December 31, 2014, those costs ranged from 3.68% upfront plus 5% per annum to 18.98% upfront plus 5% per annum. As of December 31, 2013, those costs ranged from 2.00% upfront plus 5% per annum to 19.25% upfront plus 5% per annum.

As of December 31, 2015, MBIA Corp. had $3.2 billion of gross par outstanding on insured credit derivatives compared with $9.5 billion as of December 31, 2014. During the year ended December 31, 2015, eight insured issues matured or terminated that totaled $5.9 billion in gross par outstanding. As of December 31, 2015, 11 insured issues remained, of which one insured issue with total gross par outstanding of $1.2 billion is scheduled to mature by the end of 2016.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses on financial instruments at fair value and foreign exchange for the year ended December 31, 2015 were primarily due to realized losses from foreign currency revaluation of Chilean Unidad de Fomento denominated unearned premium revenue and foreign currency exchange losses on the sale of Euro denominated bonds. The net gains on financial instruments at fair value and foreign exchange for the year ended December 31, 2013 were primarily due to net realized gains from the sales of securities.

OTHER NET REALIZED GAINS (LOSSES) Other net realized gains (losses) for the year ended December 31, 2014 primarily related to an insurance recovery received on an errors and omissions liability policy.

REVENUES OF CONSOLIDATED VIEs For 2015, total revenues of consolidated VIEs were $128 million compared with total revenues of $102 million for 2014 and $221 million for 2013. The increase in revenues of consolidated VIEs for 2015 compared with 2014 was primarily due to an increase in net investment income of certain consolidated VIEs, primarily due to events that occurred resulting in increased cash flows related to these VIEs, partially offset by lower mark-to-market gains on assets of consolidated VIEs, primarily due to the absence of lower expected payments in 2015. The decrease in revenues of consolidated VIEs for 2014 compared with 2013 was primarily related to a decrease in net gains from second-lien RMBS put-back claims on ineligible mortgage loans. We elected to record at fair value certain instruments that are consolidated under accounting guidance for consolidation of VIEs, and as such, changes in fair value are reflected in earnings.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Summary of Financial Guarantee Insurance Losses and LAE

The following table presents information about our financial guarantee insurance losses and LAE recorded in accordance with GAAP for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,			Percent Change
In millions	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Losses and LAE related to expected payments	$196	$72	$69	n/m	4%
Recoveries of expected payments	(78)	71	(56)	n/m	n/m

Gross losses incurred	118	143	13	-17%	n/m
Reinsurance	—	—	(1)	—%	-100%

Losses and loss adjustment expenses	$118	$143	$12	-17%	n/m

n/m—Percent change not meaningful

For 2015, losses and LAE primarily related to increases in expected payments on CDOs and insured first-lien RMBS transactions and decreases in projected collections from excess spread within insured second-lien RMBS securitizations. These were partially offset by increases in recoveries of expected payments related to CDOs and increases in projected collections from excess spread within insured second-lien RMBS securitizations due to an anticipated sale of loans within certain securitizations that had previously been charged off by the servicer.

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

For 2014, losses and LAE primarily related to increases in expected payments on insured first-lien RMBS transactions and CDOs, decreases in projected collections from excess spread within insured second-lien RMBS securitizations and expected recoveries on an international road transaction. These were partially offset by decreases in expected payments on an international road transaction and increases in recoveries of expected payments related to insured first-lien RMBS transactions.

For 2013, losses and LAE primarily related to increases in expected payments on insured second-lien RMBS transactions and an international road transaction, a reversal of recoveries related to CDOs and a decrease in projected collections from excess spread within insured second-lien RMBS securitizations. These were partially offset by an increase in recoveries of expected payments primarily resulting from ineligible mortgage loans included in insured exposures, decreases in expected payments relating to CDOs and insured first-lien RMBS transactions and an increase in recoveries related to an international road transaction.

For the years ended December 31, 2015, 2014 and 2013, losses and LAE incurred included the elimination of a $3 million expense, a $20 million expense and a $56 million benefit, respectively, as a result of the consolidation of VIEs. The $3 million expense elimination for the year ended December 31, 2015 included gross recoveries of expected payments of $4 million, partially offset by gross losses related to expected payments of $1 million. The $20 million expense elimination for the year ended December 31, 2014 included gross losses related to expected payments of $21 million, partially offset by gross recoveries of expected payments of $1 million. The $56 million benefit for the year ended December 31, 2013 included gross recoveries of expected payments of $98 million, partially offset by gross losses related to expected payments of $42 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The Company’s insurance loss recoverable represents expected potential recoveries of paid claims based on probability-weighted net cash inflows discounted at applicable risk-free rates as of the measurement date. The loss and LAE reserves represent the present value of the difference between cash payments we expect to make on the insured transactions and the excess spread we expect from the performing mortgage loans in the securitizations. As payments are made, a portion of those expected future receipts is recorded within “Insurance loss recoverable” on our consolidated balance sheets. The payments that we make virtually all go to reduce the principal balances of the insured transactions. The following table presents information about our insurance loss recoverable and reserves as of December 31, 2015 and 2014.

	December 31,	December 31,	Percent
In millions	2015	2014	Change
Assets:
Insurance loss recoverable	$573	$529	8%
Reinsurance recoverable on paid and unpaid losses(1)	5	6	-17%
Liabilities:
Gross loss and LAE reserves	550	583	-6%
Expected recoveries on unpaid losses	(79)	(122)	-35%

Loss and LAE reserves	$471	$461	2%

Insurance loss recoverable—ceded(2)	$—	$1	-100%

(1)—Reported within “Other assets” on our consolidated balance sheets.

(2)—Reported within “Other liabilities” on our consolidated balance sheets.

As of December 31, 2015, loss and LAE reserves included $328 million, after eliminating $21 million related to our consolidated VIEs, of our remaining insured first and second-lien RMBS exposure.

Included in MBIA Corp.’s loss and LAE reserves are both reserves for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and also for which a payment default has not yet occurred but a claim is expected in the future. The following table includes LAE reserves, but excludes par outstanding, as of December 31, 2015 and 2014 for two issues that had no expected future claim payments or par outstanding, but for which MBIA Corp. was obligated to pay LAE incurred in prior periods. As of December 31, 2015 and 2014, loss and LAE reserves comprised the following:

	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
$ in millions	2015	2014	2015	2014	2015	2014
Gross of reinsurance:
Issues with defaults	105	104	$336	$344	$3,925	$4,885
Issues without defaults	6	7	135	117	1,019	1,492

Total gross of reinsurance	111	111	$471	$461	$4,944	$6,377

(1)—An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the years ended December 31, 2015, 2014 and 2013 are presented in the following table:

In millions	Years Ended December 31,			Percent Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Gross expenses	$51	$58	$104	-12%	-44%

Amortization of deferred acquisition costs	$78	$78	$96	—%	-19%
Operating	50	56	98	-11%	-43%

Total insurance operating expenses	$128	$134	$194	-4%	-31%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the year ended December 31, 2015 compared with 2014 primarily due to decreases in compensation expense, legal and consulting fees. Gross expenses decreased for the year ended December 31, 2014 compared with 2013 primarily due to decreases in costs associated with support provided by our corporate segment, compensation expense, consulting fees, legal and litigation related costs. Operating expenses decreased for the year ended December 31, 2015 compared with 2014 and 2013 due to decreases in gross expenses.

The decrease in the amortization of deferred acquisition costs for the year ended December 31, 2014 compared with 2013 principally reflects the acceleration of deferred costs into earnings in prior periods as policies were terminated. We did not defer a material amount of policy acquisition costs during 2015, 2014, or 2013. Policy acquisition costs in these years were primarily related to commissions and premium taxes on installment policies written in prior periods.

INTEREST EXPENSE Interest expense incurred by our international and structured finance insurance segment decreased for 2015 and 2014 compared with 2013 primarily due to the repayment of a secured loan from National in May of 2013.

INSURED PORTFOLIO EXPOSURE The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of December 31, 2015 and 2014, 22% and 21%, respectively, of our international and structured finance insured portfolio, was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

European Sovereign Debt Exposure

Uncertainties regarding European sovereign debt have affected the global economy. Outside the U.S., financial guarantee insurance has been used by issuers of sovereign-related and sub-sovereign bonds, structured finance securities, utilities and providers of public purpose projects, among others. MBIA does not insure any direct European sovereign debt. However, we do insure both structured finance and public finance obligations in select international markets. MBIA’s indirect European sovereign insured debt exposure totaled $6.3 billion as of December 31, 2015 and included obligations of sovereign-related and sub-sovereign issuers, such as regions, departments, and sovereign-owned and private entities that are supported by a sovereign state, region or department. Sovereign-related includes Private Finance Initiative transactions that involve private entities that receive contractual payments for providing services to public sector entities. Of the $6.3 billion of insured gross par outstanding, $480 million and $198 million were related to Spain and Ireland, respectively. The remaining $5.6 billion was related to the United Kingdom (“UK”). We do not insure any sovereign or sub-sovereign debt from Greece and our remaining exposure in Portugal matured in the third quarter of 2015. We closely monitor our existing insured European portfolios on an ongoing basis. We consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. We also monitor local accounting, regulatory and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. A default by one or more sovereign issuers could have an adverse effect on our insured debt exposures. The Company has an immaterial amount of European sovereign debt holdings, with no Greece sovereign debt holdings included in its investment portfolios.

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

The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of December 31, 2015 and 2014. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of
	December 31,	December 31,	Percent
Collateral Type	2015	2014	Change
HELOC Second-lien	$1,861	$2,296	-19%
CES Second-lien	1,768	2,180	-19%
Alt-A First-lien(1)	1,578	1,807	-13%
Subprime First-lien(2)	724	838	-14%
Prime First-lien	99	144	-31%

Total	$6,030	$7,265	-17%

(1)—Includes international exposure of $449 million and $511 million as of December 31, 2015 and 2014, respectively.

(2)—Includes international exposure of $4 million as of December 31, 2014.

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

As of December 31, 2015, MBIA Corp.’s $6.0 billion CDO portfolio represented 14% of its total insured gross par outstanding of $41.6 billion. As of December 31, 2014, MBIA Corp.’s $13.8 billion CDO portfolio represented 25% of its total insured gross par outstanding of $55.2 billion. In addition to the below table, MBIA Corp. insures approximately $454 million in commercial real estate (“CRE”) loan pools, comprising both European and domestic assets. The distribution of our insured CDO and related instruments portfolio by collateral type is presented in the following table:

In millions	Gross Par Outstanding as of
	December 31,	December 31,	Percent
Collateral Type	2015	2014	Change
Multi-sector CDOs	$688	$960	-28%
Investment grade corporate CDOs	1,200	6,824	-82%
High yield corporate CDOs	2,420	3,740	-35%
Structured CMBS pools	1,002	1,498	-33%
CRE CDOs	698	825	-15%

Total	$6,008	$13,847	-57%

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

U.S. Public Finance and International and Structured Finance Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The following table presents information about our reinsurance agreements as of December 31, 2015 for our U.S. public finance and international and structured finance insurance operations:

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/ Trust Accounts	Reinsurance Recoverable(1)

Assured Guaranty Re Ltd.	AA (Stable Outlook)	WR(2)	$3,251	$30	$—
Assured Guaranty Corp.	AA (Stable Outlook)	A3 (Negative Outlook)	1,673	—	6
Overseas Private Investment Corporation	AA+ (Stable Outlook)	Aaa (Stable Outlook)	250	—	—
Others	A- or above	A2 or above	120	3	—

Total			$5,294	$33	$6

(1)—Total reinsurance recoverable is primarily recoverables on unpaid losses.

(2)—Represents a withdrawal of ratings.

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

As of December 31, 2015, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $5.3 billion compared with $6.1 billion as of December 31, 2014. As of December 31, 2015, $4.3 billion of the ceded par outstanding was ceded from our U.S. public finance insurance segment and $1.0 billion was ceded from our international and structured finance insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments.

Advisory Services

Our asset management advisory business was conducted through Cutwater. Cutwater offered advisory services, including cash management, discretionary asset management and structured products on a fee-for-service basis. Cutwater offered these services to public, not-for-profit, corporate and financial services clients, including MBIA Inc. and its other subsidiaries. In October of 2014, the Company entered into an agreement to sell Cutwater to a subsidiary of The Bank of New York Mellon Corporation. Effective with the January 1, 2015 sale of Cutwater, MBIA has no business activities within its advisory services segment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the results and assets under management of our advisory services segment for the years ended December 31, 2014 and 2013. These results include revenues and expenses from transactions with the Company’s insurance, corporate, and conduit segments.

	Years Ended December 31,		Percent Change
In millions	2014	2013

Fees	$34	$42	-19%
Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	1	n/m
Revenues of consolidated VIEs	(8)	—	n/m

Total revenues	23	43	-47%
Operating expenses	48	60	-20%

Income (loss) before income taxes	(25)	(17)	47%
Provision (benefit) for income taxes	(6)	(5)	20%

Net income (loss)	$(19)	$(12)	58%

Ending assets under management:
Third-party	$11,251	$12,741	-12%
Insurance	5,930	6,281	-6%
Corporate and conduit	4,159	4,875	-15%

Total ending assets under management	$21,340	$23,897	-11%

n/m—Percent change not meaningful.

For the year ended December 31, 2014, the unfavorable change in net income (loss) compared with 2013 was primarily due to a loss as a result of the consolidation of VIEs and decreases in fee revenues due to declines in asset balances managed for third parties and our other segments, partially offset by decreases in compensation, legal and consulting expenses.

Conduit

In 2014, the Company’s conduit segment was operated through Meridian and administered through MBIA Asset Finance, LLC. Assets held by Meridian were funded by MTNs. In the second quarter of 2014, we retired the remaining $129 million of outstanding MTNs issued by Meridian and dissolved the conduit segment. Certain of MBIA’s consolidated subsidiaries had received fees for services provided to Meridian. The following table presents the results of our conduit segment for the years ended December 31, 2014 and 2013. These results include revenues and expenses from transactions with the Company’s other segments.

	Years Ended December 31,		Percent Change
In millions	2014	2013
Revenues of consolidated VIEs:
Net investment income	$(1)	$3	-133%
Net gains (losses) on financial instruments at fair value and foreign exchange	—	(3)	-100%
Net gains (losses) on extinguishment of debt	4	1	n/m

Total revenues	3	1	n/m

Expenses of consolidated VIEs:
Operating	9	27	-67%
Interest	—	5	-100%

Total expenses	9	32	-72%

Income (loss) before income taxes	(6)	(31)	-81%
Provision (benefit) for income taxes	—	(10)	-100%

Net income (loss)	$(6)	$(21)	-71%

n/m—Percent change not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the years ended December 31, 2015, 2014 and 2013 are presented in the following table:

	Years Ended December 31,
In millions	2015	2014	2013
Income (loss) before income taxes	$289	$641	$416
Provision (benefit) for income taxes	$109	$72	$166
Effective tax rate	37.7%	11.2%	39.9%

For 2015, our effective tax rate applied to our income (loss) before income taxes was higher than the U.S. statutory tax rate of 35% primarily due to nondeductible equity-based compensation expense.

For 2014, our effective tax rate applied to our income (loss) before income taxes was lower than the U.S. statutory tax rate of 35% primarily due to a decrease in our valuation allowance against our deferred tax asset from asset sales of previously impaired assets and a decrease in our reserve for uncertain tax positions.

For 2013, our effective tax rate applied to our income (loss) before income taxes was higher than the U.S. statutory tax rate of 35% primarily due to the provision for deferred taxes on basis differences of certain foreign subsidiaries, nondeductible expense related to warrants issued by the Company, and the fluctuation of the value of those warrants. These items were partially offset by a benefit for the reduction in the valuation allowance against our deferred tax asset.

The Company is party to a tax allocation agreement with members of its holding company system effective January 1, 1987. The agreement was amended and restated effective September 8, 2011 to change the method of calculating each domestic insurer’s tax liability to the method permitted by paragraph 3(a) of Department Circular Letter #33 (1979). At that time, the agreement was submitted to the NYSDFS for review and non-disapproval pursuant to Section 1505 of the New York Insurance Law (“NYIL”).

Refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including any valuation allowance against the Company’s deferred tax assets and its accounting for tax uncertainties.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Corp. Total capital resources were $5.2 billion and $5.4 billion as of December 31, 2015 and 2014, respectively. MBIA Inc. uses its capital resources to support the business activities of its subsidiaries. As of December 31, 2015, MBIA Inc.’s investments in subsidiaries totaled $4.1 billion.

In addition, MBIA Inc. also supports the MTN and investment agreement obligations issued by the Company. We seek to maintain sufficient liquidity and capital resources to meet the Company’s general corporate needs and debt service. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient cash to satisfy its debt obligations and its general corporate needs over time from distributions from its operating subsidiaries; however, there can be no assurance that MBIA Inc. will have sufficient cash in the event of unanticipated operating expenses. In addition, the Company may also consider raising third-party capital. For further information, see “Strategic Plan Related and Other Risk Factors” in Part I, Item 1A, “Risk Factors” included in this Annual Report on Form 10-K and “Liquidity—MBIA Inc. Liquidity” section for additional information about MBIA Inc.’s liquidity.

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

Equity securities

The Company’s share repurchases for the years ended December 31, 2015, 2014 and 2013 are presented in the following table:

	Years Ended December 31,
In millions, except per share amounts	2015	2014	2013
Number of shares repurchased	39.9	3.3	—
Average price paid per share	$7.60	$10.45	$—
Remaining authorization as of December 31	$94	$188	$23

On July 29, 2015, the Company’s Board of Directors authorized the repurchase by the Company or its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization, which superseded and terminated the prior authorization. The prior authorization had $61 million available for future repurchases at the time it was terminated. As of December 31, 2015, there was no remaining authorized capacity under the July 29, 2015 repurchase program.

On October 28, 2015, the Company’s Board of Directors authorized the repurchase by the Company or its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization. During the fourth quarter of 2015, the Company repurchased 965,736 common shares of MBIA Inc. at an average share price of $6.50. Subsequent to December 31, 2015, we exhausted all of the remaining capacity under the October 28, 2015 repurchase program by repurchasing an additional 14.9 million common shares of MBIA Inc. at an average share price of $6.30.

On February 23, 2016, the Company’s Board of Directors authorized the repurchase by the Company or its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization.

Debt securities

During the year ended December 31, 2015, we repurchased $40 million par value outstanding of GFL MTNs issued by our corporate segment at a weighted average cost of approximately 100% of par value. Also, we repurchased $10 million par value outstanding of the 7.00% Debentures due 2025 issued by our corporate segment at a cost of 105% of par value.

Insurance Statutory Capital

National and MBIA Insurance Corporation are incorporated and licensed in, and are subject to primary insurance regulation and supervision by, the State of New York. MBIA UK is authorized by the Prudential Regulation Authority (“PRA”) and regulated by the Financial Conduct Authority (“FCA”) and the PRA in the UK. MBIA Mexico is regulated by the Comisión Nacional de Seguros y Fianzas in Mexico. National and MBIA Insurance Corporation each are required to file detailed annual financial statements, as well as interim financial statements, with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and the National Association of Insurance Commissioners’ statements of U.S. STAT and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct. MBIA UK is required to file annual regulatory returns with the PRA and the FCA.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National

Capital and Surplus

National reported total statutory capital of $3.4 billion as of December 31, 2015 compared with $3.3 billion as of December 31, 2014. As of December 31, 2015, statutory capital comprised $910 million of contingency reserves and $2.5 billion of policyholders’ surplus. National had statutory net income of $284 million for the year ended December 31, 2015. As of December 31, 2015, National’s unassigned surplus was $1.9 billion.

Under statutory accounting and NYIL, National’s purchase of 8 million shares of MBIA Inc. common stock in the second quarter of 2015 is recorded as an investment and measured at fair value. However, the value of the investment that can be admitted is subject to limitation. As of December 31, 2015, the fair value and admitted value of the MBIA Inc. common shares owned by National were $35 million and $12 million, respectively.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Refer to the following “MBIA Corp.—Capital and Surplus” section for additional information about contingency reserves under the NYIL. As of December 31, 2015 National was in compliance with its aggregate and single risk limits. As of December 31, 2014, National was not in compliance with certain of its single risk limits but was in compliance with its aggregate risk limits.

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

National had positive earned surplus as of December 31, 2015, which provides National with dividend capacity. As a condition to the NYSDFS’ approval of the simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) between MBIA Inc. and National, the NYSDFS requested that, until the notional amount of the Asset Swap has been reduced to 5% or less of National’s admitted assets, each of MBIA Inc., MBIA Corp. and National provide the NYSDFS with three months prior notice, or such shorter period as the NYSDFS may permit, of its intent to initiate cash dividends on shares of its common stock. As of December 31, 2015, the notional amount of the Asset Swap was below the 5% of National’s admitted assets. In 2015, National declared and paid a dividend of $114 million to its ultimate parent, MBIA Inc. For the foreseeable future, we expect the as of right declared and paid dividend amounts from National to be limited to prior year net investment income and similar to the 2015 dividend payment.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National’s CPR and components thereto, as of December 31, 2015 and 2014 are presented in the following table:

	As of December 31,	As of December 31,
In millions	2015	2014
Policyholders’ surplus	$2,478	$2,190
Contingency reserves	910	1,076

Statutory capital	3,388	3,266
Unearned premium reserve	1,042	1,375
Present value of installment premiums(1)	197	216

Premium resources(2)	1,239	1,591
Net loss and LAE reserves(1)	(30)	(13)
Salvage reserves	102	106

Gross loss and LAE reserve	72	93

Total claims-paying resources	$4,699	$4,950

(1)—Calculated using a discount rate of 3.04% and 2.90% as of December 31, 2015 and 2014, respectively.

(2)—Includes financial guarantee and insured credit derivative related premiums.

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation reported total statutory capital of $885 million as of December 31, 2015 compared with $859 million as of December 31, 2014. As of December 31, 2015, statutory capital comprised $276 million of contingency reserves and $609 million of policyholders’ surplus. For the year ended December 31, 2015, MBIA Insurance Corporation had statutory net income of $25 million. MBIA Insurance Corporation’s policyholders’ surplus as of December 31, 2015 included a negative unassigned surplus of $1.4 billion. As of December 31, 2015, MBIA Insurance Corporation’s policyholders’ surplus was negatively impacted by $75 million because under NYIL it was not permitted to treat as an admitted asset the portion of its investment in subsidiaries in excess of 60% of net admitted assets less the par value of common and preferred stock and liabilities. This overage was primarily caused by a decrease in MBIA Insurance Corporation’s policyholders’ surplus due to insured losses in the past. MBIA Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred and the percentage of its assets invested in subsidiaries continues to increase.

As of December 31, 2015, MBIA Insurance Corporation recognized estimated recoveries of $394 million, net of reinsurance on a statutory basis related to put-backs of ineligible mortgage loans in its insured transactions and $445 million related to excess spread recoveries on second-lien RMBS, net of reinsurance. These excess spread recoveries represented 50% of MBIA Insurance Corporation’s statutory capital as of December 31, 2015. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.

Under NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Reductions in the contingency reserve may be recognized based on excessive reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As a result of regulatory approved reductions, MBIA Insurance Corporation’s contingency reserves of $276 million as of December 31, 2015 represented reserves on 41 of the 346 outstanding credits insured by MBIA Insurance Corporation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of December 31, 2015, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus and had enough qualifying assets to support its contingency reserves. As of December 31, 2015, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL. If MBIA Insurance Corporation is not in compliance with its aggregate risk limits, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations. In 2015 and 2014, MBIA Insurance Corporation reported additional overages to the NYSDFS with respect to its single risk limits due to changes in its statutory capital.

In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excessive contingency reserves in previous periods, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS. Due to its significant negative earned surplus, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009. Based on estimated future income, MBIA Insurance Corporation is not expected to have any statutory capacity to pay any dividends for the foreseeable future.

As of December 31, 2015, the par amount outstanding of MBIA Insurance Corporation’s 14% Fixed-to-Floating Rate Surplus Notes due January 15, 2033 (the “Surplus Notes”) was $953 million. Section 1307 of the Insurance Law and the Fiscal Agency Agreement governing the surplus notes (the “Fiscal Agency Agreement”), which was approved as it relates to Section 1307 by the NYSDFS in connection with the issuance of the Surplus Notes, each impose restrictions on the payments of principal and interest (or the redemption price or any make-whole premium) on the Surplus Notes (“Surplus Note Payments”). Section 1307 of the Insurance Law provides that any payments on surplus notes issued by an insurer “shall be repaid only out of free and divisible surplus of such insurer with the approval of the Superintendent whenever, in his/her judgment, the financial condition of such insurer warrants.” The Superintendent has broad discretion in determining whether to allow us to make Surplus Note Payments. We are not aware of any guidelines or interpretations that govern the exercise of the Superintendent’s discretion under Section 1307 in determining whether the financial condition of an insurer warrants the making of such payments. The Fiscal Agency Agreement provides that (a) Surplus Note Payments may be made only with the prior approval of the Superintendent, whenever, in his/her judgment, the financial condition of MBIA Insurance Corporation warrants, and (b) any such Surplus Note Payments may only be made to the extent MBIA Insurance Corporation has sufficient “Eligible Surplus” to make such payment. The Fiscal Agency Agreement defines “Eligible Surplus” as MBIA Insurance Corporation “surplus as regards policyholders,” less the sum of its “common capital stock” and “preferred capital stock”, as shown on its annual and quarterly statements filed with state insurance regulatory authorities. While the insurance law does not explicitly set forth the calculation of “free and divisible surplus”, MBIA believes that the calculation of Eligible Surplus, as set forth in the Fiscal Agency Agreement and as accepted by the NYSDFS, is the appropriate calculation of “free and divisible surplus”. MBIA Insurance Corporation’s “free and divisible” surplus, determined as set forth above, was $318 million as of December 31, 2015 representing an increase of $68 million from December 31, 2014. The increase in MBIA Insurance Corporation’s “free and divisible” surplus during 2015 primarily resulted from a release of $41 million of contingency reserves associated with policies that matured or were contractually terminated during 2015 and a change in the non-admitted amount related to investments in subsidiaries of $31 million. MBIA Insurance Corporation is required to seek the Superintendent’s approval to make payments of interest and principal when scheduled on the Surplus Notes. There is no assurance the Superintendent will approve Surplus Note Payments. Notwithstanding the sufficiency of MBIA Insurance Corporation’s Eligible Surplus available for the payment of Surplus Note Payments, the NYSDFS may deny approval of any Surplus Note Payments if the Superintendent concludes that MBIA Insurance Corporation’s financial condition does not warrant such approval.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on the Surplus Notes since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of January 15, 2016, the scheduled interest payment date, there was $396 million of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

MBIA Corp.’s CPR and components thereto, as of December 31, 2015 and 2014 are presented in the following table:

In millions	As of December 31, 2015	As of December 31, 2014
Policyholders’ surplus	$609	$542
Contingency reserves	276	317

Statutory capital	885	859
Unearned premium reserve	356	434
Present value of installment premiums(1)(4)	520	662

Premium resources(2)	876	1,096
Net loss and LAE reserves(1)	(332)	(237)
Salvage reserves(3)	994	938

Gross loss and LAE reserve	662	701

Total claims-paying resources	$2,423	$2,656

(1)—Calculated using a discount rate of 5.18% and 5.17% as of December 31, 2015 and 2014, respectively.

(2)—Includes financial guarantee and insured credit derivative related premiums.

(3)—This amount primarily consists of expected recoveries related to the Company’s excess spread and put-backs.

(4)—Based on the Company’s estimate of the remaining life for its insured exposures.

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

National Liquidity

The primary sources of cash within National are:

•	principal and interest receipts on assets held in its investment portfolio; and

•	premiums.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

The primary uses of cash within National are:

•	payments of operating expenses and taxes;

•	loss payments on insured transactions; and

•	payments of dividends.

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

National maintains an Asset Swap facility with MBIA Inc. which provides MBIA Inc. with eligible assets to pledge under investment agreements and derivative contracts. As of December 31, 2015, the notional amount used under each of these agreements was $199 million and the fair value of collateral pledged by National and MBIA Inc. under these agreements was $203 million and $212 million, respectively. The net average interest rate on these transactions was 0.26%, 0.23%, and 0.24% for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, National held cash and short-term investments of $378 million, of which $336 million was highly liquid and comprised highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds. As of December 31, 2014, National held cash and short-term investments of $595 million, of which $528 million was highly liquid and comprised commercial paper, money market funds, and highly rated municipal, U.S. agency and corporate bonds.

Corporate Liquidity

The primary sources of cash available to MBIA Inc. to meet its liquidity needs are:

•	available cash and liquid assets not subject to collateral posting requirements;

•	dividends from subsidiaries;

•	payments under tax sharing agreements from subsidiaries;

•	principal and interest receipts on assets held in its investment portfolio; and

•	access to capital markets.

The primary uses of cash within MBIA Inc. are:

•	servicing outstanding corporate debt obligations, MTNs and investment agreements;

•	collateral requirements under investment agreements, the Asset Swap and derivative arrangements;

•	payments related to interest rate swaps;

•	payments of operating expenses; and

•	debt buybacks and share repurchases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Based on our projections of National’s and MBIA Corp.’s future earnings and losses, we expect that for the foreseeable future National will be the primary source of dividends and tax sharing agreement payments to MBIA Inc. There can be no assurance as to the amount and timing of any such dividends or payments under the tax sharing agreement. During the year ended December 31, 2015, National declared and paid a dividend of $114 million to its ultimate parent, MBIA Inc. For the foreseeable future, we expect the declared and paid dividend amounts from National to be limited to prior year net investment income and similar to the 2015 dividend payment. Refer to the “Capital Resources—Insurance Statutory Capital” section for additional information on payments of dividends. In addition, we do not expect MBIA Inc. to receive distributions from MBIA Corp. for the foreseeable future.

During the year ended December 31, 2015, $228 million was released to MBIA Inc. under the MBIA group tax sharing agreement and related escrow agreement. This amount represented National’s liability under the tax sharing agreement for the 2012 tax year, which was released from escrow pursuant to the terms under the tax sharing agreement following the expiration of National’s two-year net operating loss carry-back period under U.S. tax rules. As of December 31, 2015, $311 million was held in escrow for the 2013 through the 2015 tax years. In the first quarter of 2016, $105 million was released to MBIA Inc. from the Tax Escrow Account Related to the 2013 year. Based on our projections of National’s taxable income and the market performance of the Tax Escrow Account, we expect to release $94 million from the Tax Escrow Account related to the 2014 tax year in January of 2017. There can be no assurance that payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc.

Currently, the majority of the cash and securities of MBIA Inc. is pledged against investment agreement liabilities, the Asset Swap and derivatives, which limits its ability to raise liquidity through asset sales. If the market value or rating eligibility of the assets which are pledged against MBIA Inc.’s obligations were to decline, we would be required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. To mitigate these risks, we seek to maintain cash and liquidity resources that we believe will be sufficient to make all payments due on our obligations and to meet other financial requirements, such as posting collateral. Contingent liquidity resources include: (1) sales of invested assets exposed to credit spread stress risk, which may occur at losses; (2) termination and settlement of interest rate swap agreements; and (3) accessing the capital markets. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk. Information concerning our credit spread sensitivity appears in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

As of December 31, 2015 and 2014, the liquidity positions of MBIA Inc. comprising cash and liquid assets for general corporate purposes, excluding the amounts held in escrow under its tax sharing agreement, were $416 million and $498 million, respectively.

MBIA Corp. Liquidity

The primary sources of cash within MBIA Corp. are:

•	installment premiums;

•	recoveries associated with loss payments; and

•	principal and interest receipts on assets held in its investment portfolio.

The primary uses of cash within MBIA Corp. are:

•	loss payments on insured transactions;

•	payments made to commute insured exposures;

•	payments of operating expenses; and

•	payments of principal and interest related to its surplus notes, to the extent approved by the NYSDFS. Refer to “Capital Resources—Insurance Statutory Capital” for a discussion on the non-approval of requests to the NYSDFS to pay interest on its surplus notes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Insured transactions that require payment in full of the principal insured at maturity could present liquidity risk for MBIA Corp. as any salvage recoveries from such payments could be recovered over an extended period of time after the payment of the principal amount. MBIA Corp. has insured transactions with substantial principal amounts due at maturity that are scheduled to mature in the near term. MBIA Corp. is generally required to satisfy claims within one to three business days, and as a result seeks to identify potential claims in advance through our monitoring process. While our financial guarantee policies generally cannot be accelerated, thereby helping to mitigate liquidity risk, insurance of CDS and certain other derivative contracts may, in certain circumstances, including the occurrence of certain insolvency or payment defaults, be subject to termination by the counterparty, triggering a claim for the fair value of the contract. In order to monitor liquidity risk and maintain appropriate liquidity resources, we use the same methodology as we use to monitor credit quality and losses within our insured portfolio, including stress scenarios. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of our loss process.

MBIA Corp. has recorded expected excess spread recoveries of $499 million as of December 31, 2015 associated with insured second-lien RMBS issues, including recoveries related to consolidated VIEs. MBIA Corp. has also recorded expected recoveries related to its claims against Credit Suisse related to ineligible mortgage loans included in an MBIA Corp. insured RMBS transaction. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. During the year ended December 31, 2015, MBIA Corp. collected $88 million of excess spread recoveries related to insured second-lien RMBS issues. During the year ended December 31, 2015, recoveries exceeded paid claims and LAE on second-lien RMBS issues by $20 million.

Over the last several years, the liquidity position of MBIA Corp. has been stressed by payments related to: RMBS exposures, both first and second-lien; remaining CMBS exposures; commutations of insured transactions that reduces exposure and potential loss volatility; and a high yield corporate CDO exposure. Depending on the amount of actual future claims, including claims on insured exposures that in some cases may require large bullet payments, and the amount of future cash inflows, in particular in excess spread and put-back recoveries, MBIA Corp. may not have sufficient liquid assets to pay its claims. In the event that we experience other unexpected liquidity requirements, we may have insufficient resources to meet our obligations or insufficient qualifying assets to support our surplus and reserves, and may seek to increase liquidity through financing transactions. There can be no assurance that we will be successful in generating sufficient cash to meet our obligations. In particular, MBIA Corp. insures $776 million of gross par outstanding, as of February of 2016, of notes issued by Zohar II which matures in January of 2017. If cash flows generated by Zohar II are insufficient to pay the insured amount in full, MBIA Corp. will be called upon to make the unpaid insured amount at maturity. Unless a substantial amount of the insured exposure is paid at maturity, or if we are unsuccessful at reaching an agreed upon restructuring of the insured exposure, MBIA Corp. may ultimately have insufficient resources to continue to pay claims. Such failure could cause the NYSDFS to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding or to order MBIA Corp. to cease paying any claims under its policies. Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any material intercompany lending agreements or cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any significant long-term liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK or MBIA Mexico.

As of December 31, 2015, MBIA Corp. held cash and investments of $997 million, of which $264 million comprised cash and highly liquid assets that were immediately available to MBIA Insurance Corporation. Included in the $997 million was $642 million of cash and investments held by MBIA Insurance Corporation’s subsidiaries. As of December 31, 2014, MBIA Corp. held cash and investments of $1.2 billion, of which $443 million comprised cash and highly liquid assets that were immediately available to MBIA Insurance Corporation. Included in the $1.2 billion was $701 million of cash and investments held by MBIA Insurance Corporation’s subsidiaries. Currently, MBIA UK can only pay dividends to MBIA Insurance Corporation with the approval of the PRA; however, there is no certainty as to when such consent would be provided.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Advances Agreement

Previously, MBIA Inc., National, MBIA Insurance Corporation and certain other subsidiaries were party to an intercompany advances agreement (the “MBIA Advances Agreement”). The MBIA Advances Agreement permitted MBIA Insurance Corporation to make or accept advances from MBIA Inc., National and other MBIA group companies that were party to the agreement at a rate per annum equal to LIBOR plus 0.25%, in the case of advances to or from MBIA Insurance Corporation and National, or LIBOR minus 0.10%, in the case of advances from any other MBIA group company. Advances by MBIA Insurance Corporation could not exceed 3% of its admitted assets as of the last year end. During 2015 and 2014, there were no amounts drawn under the agreement. Subsequent to December 31, 2015, the MBIA Advances Agreement was terminated and a new intercompany advances agreement was entered into, which was non-disapproved by the NYSDFS and which allows National to make advances directly to its affiliates on the same terms as the MBIA Advances Agreement.

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,			Percent Change
In millions	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(55)	$(333)	$1,829	-83%	-118%
Investing activities	817	812	(6)	1%	n/m
Financing activities	(1,014)	(892)	(1,566)	14%	-43%
Effect of exchange rate changes on cash and cash equivalents	(8)	(8)	11	—%	n/m
Cash and cash equivalents—beginning of year	782	1,258	990	-38%	27%
Reclassification to assets held for sale	—	(55)	—	-100%	n/m

Cash and cash equivalents—end of year	$522	$782	$1,258	-33%	-38%

n/m—Percent	change not meaningful.

Operating activities

Net cash used by operating activities decreased for the year ended December 31, 2015 compared with 2014 primarily due to decreases in insured derivative commutations and loss payments of $390 million and operating and employee related expenses of $108 million, partially offset by decreases in premiums, fees and reimbursements and investment income received of $164 million. Net cash used by operating activities increased for the year ended December 31, 2014 compared with 2013 primarily due to a decrease in financial guarantee recoveries received of $2.5 billion partially offset by a decrease in financial guarantee losses and LAE paid of $203 million.

Investing activities

Net cash provided by investing activities increased slightly for the year ended December 31, 2015 compared with 2014 primarily due to increases in net proceeds from purchases, sales, paydowns and maturities of investments and loans of $316 million and increases in the proceeds from derivative settlements, the sale of Cutwater and the sale of our Armonk, New York facility of $86 million. These increases were partially offset by a decrease in cash acquired from consolidated VIEs of $214 million and an increase in collateral posting of $175 million. Net cash provided by investing activities increased for the year ended December 31, 2014 compared with 2013 primarily due to increases in net proceeds from purchases, sales, paydowns and maturities of investments and loans of $513 million and an increase in cash due to the consolidation of a VIE of $221 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Financing activities

Net cash used by financing activities increased for the year ended December 31, 2015 compared with 2014 primarily due to an increase in the purchase of treasury stock of $271 million, partially offset by decreases in the principal paydowns of VIE notes and investment agreements of $195 million. Net cash used by financing activities decreased for the year ended December 31, 2014 compared with 2013 due to a decrease in principal paydowns of debt related to VIEs and investment agreements of $596 million and an increase in proceeds from the issuance of VIE notes of $79 million, partially offset by an increase in purchases of treasury stock of $32 million.

Investments

The following discussion of investments, including references to consolidated investments, excludes investments reported under “Assets of consolidated variable interest entities” on our consolidated balance sheets. Investments of VIEs support the repayment of VIE obligations and are not available to settle obligations of MBIA. Our AFS investments comprise high-quality fixed-income securities and short-term investments. The following table presents our investment portfolio as of December 31, 2015 and 2014:

	As of December 31,
In millions	2015	2014	Percent Change
Available-for-sale investments:
U.S. public finance insurance
Amortized cost	$4,227	$4,390	-4%
Unrealized net gain (loss)	(70)	(7)	n/m

Fair value	4,157	4,383	-5%

International and structured finance insurance
Amortized cost	627	654	-4%
Unrealized net gain (loss)	7	20	-65%

Fair value	634	674	-6%

Corporate
Amortized cost	1,306	1,465	-11%
Unrealized net gain (loss)	23	49	-53%

Fair value	1,329	1,514	-12%

Total available-for-sale investments:
Amortized cost	6,160	6,509	-5%
Unrealized net gain (loss)	(40)	62	n/m

Total available-for-sale investments at fair value	6,120	6,571	-7%

Investments carried at fair value:
U.S. public finance insurance
Amortized cost	112	144	-22%
Unrealized net gain (loss)	21	(1)	n/m

Fair value	133	143	-7%

International and structured finance insurance
Amortized cost	1	—	n/m
Unrealized net gain (loss)	—	—	—%

Fair value	1	—	n/m

Corporate
Amortized cost	95	112	-15%
Unrealized net gain (loss)	(2)	—	n/m

Fair value	93	112	-17%

Total investments carried at fair value:
Amortized cost	208	256	-19%
Unrealized net gain (loss)	19	(1)	n/m

Total investments carried at fair value	227	255	-11%

Other investments at amortized cost:
U.S. public finance insurance	3	4	-25%

Consolidated investments at carrying value	$6,350	$6,830	-7%

n/m—Percent	change not meaningful.

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

Credit Quality

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, based on ratings from Moody’s as of December 31, 2015 is presented in the following table. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance Insurance		International and Structured Finance Insurance		Corporate		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Available-for-sale:
Aaa	$1,756	46%	$168	31%	$451	50%	$2,375	45%
Aa	1,158	30%	261	49%	64	7%	1,483	28%
A	744	19%	79	15%	277	30%	1,100	21%
Baa	122	3%	9	2%	57	6%	188	4%
Below investment grade	19	1%	16	3%	38	4%	73	1%
Not rated	22	1%	—	—%	25	3%	47	1%

Total	$3,821	100%	$533	100%	$912	100%	$5,266	100%
Short-term investments	327		101		413		841
Investments carried at fair value	133		1		93		227
Other investments	12		—		4		16

Consolidated investments at carrying value	$4,293		$635		$1,422		$6,350

As of December 31, 2015, the weighted average credit quality of the Company’s AFS investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance Insurance	International and Structured Finance Insurance	Corporate
Weighted average credit quality ratings	Aa	Aa	Aa

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by National and MBIA Corp. (“Company-Insured Investments”). As of December 31, 2015, Insured Investments at fair value represented $569 million or 9% of consolidated investments, of which $401 million or 6% of consolidated investments were Company-Insured Investments. As of December 31, 2015, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range.

In purchasing Insured Investments, the Company’s third-party portfolio manager independently assesses the underlying credit quality, structure and liquidity of each investment, in addition to the creditworthiness of the insurer. Insured Investments are diverse by sector, issuer and size of holding. The third-party portfolio manager assigns underlying ratings to Insured Investments without giving effect to financial guarantees based on the lower of underlying ratings assigned by Moody’s or S&P. When a Moody’s or S&P underlying rating is not available, the underlying rating is based on the portfolio manager’s best estimate of the rating of such investment. A downgrade of a financial guarantee insurer has historically had an adverse effect on the fair value of investments insured by the downgraded financial guarantee insurer. If the Company determines that declines in the fair values of Insured Investments are other-than-temporary, the Company will record a realized loss through earnings.

The underlying ratings of the Company-Insured Investments as of December 31, 2015 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions Underlying Ratings Scale	U.S. Public Finance Insurance	International and Structured Finance Insurance	Corporate	Total
National:
Aa	$—	$—	$31	$31
A	126	—	160	286

Total National	$126	$—	$191	$317

MBIA Corp.:
Aa	$—	$—	27	27
Baa	—	—	7	7
Below investment grade	—	12	38	50

Total MBIA Corp.	$—	$12	$72	$84

Total Company-Insured Investments	$126	$12	$263	$401

Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of December 31, 2015, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the Baa range, and investments rated below investment grade in the Company-Insured Investments were 4% of the total consolidated investment portfolio.

Impaired Investments

As of December 31, 2015 and 2014, we held impaired AFS investments (investments for which fair value was less than amortized cost) with a fair value of $2.8 billion and $2.1 billion, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

We analyze impaired investments within our investment portfolio for OTTI on a quarterly basis. Key factors considered when assessing OTTI include but are not limited to: (a) structural and economic factors among security types that represent our largest exposure to credit impairment losses; (b) the duration and severity of the unrealized losses (i.e., a decline in the market value of a security by 20% or more at the time of the review, or 5% impaired at the time of review with a fair value below amortized cost for a consecutive 12-month period); and (c) the results of various cash flow modeling techniques. Our cash flow analysis considers all sources of cash, including credit enhancement, that support the payment of amounts owed by an issuer of a security. This includes the consideration of cash to be provided by financial guarantors, including National and MBIA Corp., resulting from an actual or potential insurance policy claim.

Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements for a detailed discussion about impaired investments.

Contractual Obligations

The following table summarizes the Company’s future estimated cash payments relating to contractual obligations as of December 31, 2015. Estimating these payments requires management to make estimates and assumptions regarding these obligations. The estimates and assumptions used by management are described below. Since these estimates and assumptions are subjective, actual payments in future periods may vary from those reported in the following table. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements for information about the Company’s exposure under insurance contracts.

	As of December 31, 2015
In millions	2016	2017	2018	2019	2020	Thereafter	Total
U.S. public finance insurance segment:
Gross insurance claim obligations	$3	$3	$5	$5	$4	$29	$49
Lease liability	3	3	3	3	3	27	42
Corporate segment:
Long-term debt	37	37	37	37	37	745	930
Investment agreements	52	70	31	20	50	493	716
Medium-term notes	123	49	71	66	10	1,168	1,487
Lease liability	1	1	1	1	1	3	8
International and structured finance insurance segment:
Surplus notes	495	109	945	—	—	—	1,549
Gross insurance claim obligations	226	159	23	17	9	853	1,287

Total	$940	$431	$1,116	$149	$114	$3,318	$6,068

Gross insurance claim obligations represent the future value of probability-weighted payments MBIA expects to make (before estimated recoveries, reinsurance and the consolidation of VIEs) under insurance policies for which the Company has recorded loss reserves (financial guarantees) or has estimated credit impairments (insured derivatives). The discounted value of estimated payments included in the table, along with probability-weighted estimated recoveries and estimated negotiated early settlements, on policies accounted for as financial guarantee insurance contracts is reported as case basis reserves within “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. Insured derivatives are recorded at fair value and reported within “Derivative liabilities” on the Company’s consolidated balance sheets. Estimated potential claim payments on obligations issued by VIEs consolidated in our international and structured finance insurance segment are included within “Gross insurance claim obligations” in the preceding table. Obligations of these VIEs are collateralized by assets held by the VIEs, and investors in such obligations do not have recourse to the general credit of MBIA. As of December 31, 2015, VIE notes issued by issuer-sponsored consolidated VIEs totaled $5.1 billion, including $2.4 billion recorded at fair value, and are not considered contractual obligations of MBIA beyond MBIA’s insurance claim obligation. The Company’s involvement with VIEs is continually reassessed as required by consolidation guidance, and may result in consolidation or deconsolidation of VIEs in future periods. As the Company consolidates and deconsolidates VIEs, the amount of VIE debt obligations recorded on its balance sheet may change significantly.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Surplus notes, investment agreements, MTNs, and long-term debt include principal and interest and exclude premiums or discounts. Liabilities issued at discounts reflect principal due at maturity. Interest payments on floating rate obligations are estimated using applicable forward rates. Principal and interest on callable obligations or obligations that allow investors to withdraw funds prior to legal maturity are based on the expected call or withdrawal dates of such obligations. Liabilities denominated in foreign currencies are presented in U.S. dollars using applicable exchange rates as of December 31, 2015.

Included in international and structured finance insurance segment’s surplus notes for 2016 is $386 million of unpaid interest related to the 2015, 2014 and 2013 interest payments in which MBIA Insurance Corporation’s requests for approval to pay was denied by the NYSDFS. This deferred interest payment will be due on the first business day on or after which MBIA Insurance Corporation obtains approval to make such payment. No interest will accrue on the deferred interest. There can be no assurance that the NYSDFS will approve any subsequent payments, or that it will approve any payment by the scheduled interest payment date.

The repayment of principal on our surplus notes is reflected in 2018, which is the next call date. Refer to “Capital Resources – MBIA Insurance Corporation” section for additional information on MBIA Insurance Corporation’s surplus notes and statutory capital. Principal payments under investment agreements are based on expected withdrawal dates. All other principal payments are based on contractual maturity dates.

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

Interest Rate Sensitivity

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2015 from instantaneous shifts in interest rates:

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$390	$258	$128	$(156)	$(287)	$(408)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

Foreign Exchange Rate Sensitivity

The Company is exposed to foreign exchange rate risk in respect of assets and liabilities denominated in currencies other than U.S. dollars. In addition to our international insurance business, some of the remaining liabilities included in our corporate segment are denominated in currencies other than U.S. dollars. Also, the Company regularly makes investments denominated in foreign currencies. The majority of the Company’s foreign exchange rate risks is with the pound sterling and the euro. Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2015 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(12)	$(6)	$6	$12

Credit Spread Sensitivity

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2015 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. National’s investment portfolio would generally be expected to experience lower credit spread volatility than other investment portfolios since National has higher credit quality and portfolio composition in sectors that have been less volatile historically. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio.

	Change in Credit Spreads
In millions	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$142	$(106)	$(385)

Credit Derivatives Sensitivity

MBIA Corp. issued insurance policies insuring payments due on structured credit derivative contracts which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, ABS, RMBS and CMBS. These transactions were usually underwritten at or above a triple-A credit rating level. As of December 31, 2015, approximately 61% of the tranches insured by the Company were rated triple-A.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s credit derivatives portfolio of instantaneous shifts in credit spreads as of December 31, 2015. In scenarios where credit spreads decreased, a floor of zero was used.

	Change in Credit Spreads
	(International and Structured Finance Insurance)
In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$11	$5	$1	$—	$(2)	$(5)	$(15)
Estimated net fair value	$(74)	$(80)	$(84)	$(85)	$(87)	$(90)	$(100)

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

The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio by projecting a hypothetical change in the credit ratings as of December 31, 2015. A notch represents a one-step movement up or down in the credit rating.

	Change in Credit Ratings
	(International and Structured Finance Insurance)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$13	$1	$—	$(10)	$(34)
Estimated net fair value	$(72)	$(84)	$(85)	$(95)	$(119)

Recovery rates on defaulted collateral are an input into MBIA Corp.’s valuation model. Sensitivity to changes in the recovery rate assumptions used by MBIA Corp. can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio based on a change in the recovery rate assumptions as of December 31, 2015.

	Change in Recovery Rates
	(International and Structured Finance Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$6	$3	$—	$(4)	$(8)
Estimated net fair value	$(79)	$(82)	$(85)	$(89)	$(93)

Accounting principles for fair value measurements require MBIA Corp. to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in MBIA Corp.’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivative portfolio. The actual upfront spread used in the valuation as of December 31, 2015 ranged from 26.24% to 44.55% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Corp.’s Upfront Credit Spread
	(International and Structured Finance Insurance)
In millions	Increase by 15 Percentage Points	Increase by 7 Percentage Points	No Change	Decrease to 7 Percentage Points	Decrease to 15 Percentage Points
Estimated pre-tax net gains (losses)	$6	$5	$—	$(11)	$(24)
Estimated net fair value	$(79)	$(80)	$(85)	$(96)	$(109)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

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

While several factors influence the value of the Company’s warrants, including stock price, stock volatility, interest rates and dividends, changes in the value of the Company’s warrants are primarily driven by changes in the Company’s stock price and volatility. The following tables present the estimated pre-tax change in fair value and the estimated aggregate fair value of the Company’s warrants assuming hypothetical stock price and volatility changes as of December 31, 2015. Each table stands on its own and should be read independent of each other.

	Change in Stock Price
In millions	25% Increase	10% Increase	No Change	10% Decrease	25% Decrease
Estimated pre-tax net gains (losses)	$(11)	$(6)	$—	$4	$9
Estimated net fair value	$(29)	$(24)	$(18)	$(14)	$(9)

	Change in Stock Volatility
In millions	10% Increase	5% Increase	No Change	5% Decrease	10% Decrease
Estimated pre-tax net gains (losses)	$(5)	$(3)	$—	$2	$5
Estimated net fair value	$(23)	$(21)	$(18)	$(16)	$(13)

Item 8. Financial Statements and Supplementary Data

MBIA INC. AND SUBSIDIARIES

See “Item 6. Selected Financial Data” for Supplementary Financial Information

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MBIA Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of MBIA Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 29, 2016

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions except share and per share amounts)

	December 31, 2015	December 31, 2014
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $5,155 and $5,036)	$5,145	$5,129
Investments carried at fair value	177	207
Investments pledged as collateral, at fair value (amortized cost $322 and $441)	291	408
Short-term investments held as available-for-sale, at fair value (amortized cost $720 and $1,069)	721	1,069
Other investments (includes investments at fair value of $13 and $13)	16	17

Total investments	6,350	6,830
Cash and cash equivalents	464	729
Premiums receivable	792	875
Deferred acquisition costs	168	217
Insurance loss recoverable	577	533
Assets held for sale	—	802
Deferred income taxes, net	951	1,028
Other assets	175	229
Assets of consolidated variable interest entities:
Cash	58	53
Investments held-to-maturity, at amortized cost (fair value $2,401 and $2,632)	2,689	2,757
Fixed-maturity securities at fair value	932	421
Loans receivable at fair value	1,292	1,431
Loan repurchase commitments	396	379
Derivative assets	11	—

Total assets	$14,855	$16,284

Liabilities and Equity
Liabilities:
Unearned premium revenue	$1,591	$1,986
Loss and loss adjustment expense reserves	516	506
Long-term debt	1,908	1,810
Medium-term notes (includes financial instruments carried at fair value of $161 and $197)	1,016	1,201
Investment agreements	462	547
Derivative liabilities	314	437
Liabilities held for sale	—	772
Other liabilities	211	271
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $2,362 and $2,047)	5,051	4,804
Derivative liabilities	45	—

Total liabilities	11,114	12,334

Commitments and contingencies (See Note 21)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—281,833,618 and 281,352,782	282	281
Additional paid-in capital	3,138	3,128
Retained earnings	3,038	2,858
Accumulated other comprehensive income (loss), net of tax of $51 and $7	(61)	21
Treasury stock, at cost—130,303,241 and 89,409,887 shares	(2,668)	(2,359)

Total shareholders’ equity of MBIA Inc.	3,729	3,929
Preferred stock of subsidiary and noncontrolling interest	12	21

Total equity	3,741	3,950

Total liabilities and equity	$14,855	$16,284

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Premiums earned:
Scheduled premiums earned	$199	$258	$304
Refunding premiums earned	173	139	153

Premiums earned (net of ceded premiums of $9, $12 and $10)	372	397	457
Net investment income	152	179	166
Fees and reimbursements	6	40	21
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(28)	(444)	(1,545)
Unrealized gains (losses) on insured derivatives	157	903	1,777

Net change in fair value of insured derivatives	129	459	232
Net gains (losses) on financial instruments at fair value and foreign exchange	63	78	69
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(12)	(99)	—
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	(1)	84	—

Net investment losses related to other-than-temporary impairments	(13)	(15)	—
Net gains (losses) on extinguishment of debt	(1)	3	60
Other net realized gains (losses)	17	28	(29)
Revenues of consolidated variable interest entities:
Net investment income	86	50	56
Net gains (losses) on financial instruments at fair value and foreign exchange	42	50	175
Net gains (losses) on extinguishment of debt	—	4	1
Other net realized gains (losses)	—	(3)	1

Total revenues	853	1,270	1,209
Expenses:
Losses and loss adjustment	123	133	117
Amortization of deferred acquisition costs	50	44	46
Operating	140	195	338
Interest	199	210	236
Expenses of consolidated variable interest entities:
Operating	13	8	11
Interest	39	39	45

Total expenses	564	629	793

Income (loss) before income taxes	289	641	416
Provision (benefit) for income taxes	109	72	166

Net income (loss)	$180	$569	$250

Net income (loss) per common share:
Basic	$1.06	$2.94	$1.30
Diluted	$1.06	$2.76	$1.29
Weighted average number of common shares outstanding:
Basic	163,936,318	188,171,503	189,071,011
Diluted	164,869,788	190,898,627	190,312,913

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$180	$569	$250
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	(80)	254	(213)
Provision (benefit) for income taxes	(27)	83	(76)

Total	(53)	171	(137)
Reclassification adjustments for (gains) losses included in net income (loss)	(7)	15	(13)
Provision (benefit) for income taxes	(3)	6	(5)

Total	(4)	9	(8)
Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	(3)	(85)	15
Provision (benefit) for income taxes	(1)	(31)	6

Total	(2)	(54)	9
Reclassification adjustments for (gains) losses included in net income (loss)	4	6	(5)
Provision (benefit) for income taxes	1	2	(2)

Total	3	4	(3)
Foreign currency translation:
Foreign currency translation gains (losses)	(40)	(40)	3
Provision (benefit) for income taxes	(14)	(13)	1

Total	(26)	(27)	2
Reclassification adjustments for (gains) losses included in net income (loss)	—	4	(5)

Total other comprehensive income (loss)	(82)	107	(142)

Comprehensive income (loss)	$98	$676	$108

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended December 31, 2015, 2014 and 2013

(In millions except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary and Noncontrolling Interest		Total Equity
	Shares	Amount				Shares	Amount		Shares	Amount
Balance, January 1, 2013	277,405,039	$277	$3,076	$2,039	$56	(81,733,530)	$(2,275)	$3,173	1,315	$21	$3,194

Net income (loss)	—	—	—	250	—	—	—	250	—	—	250
Other comprehensive income (loss)	—	—	—	—	(142)	—	—	(142)	—	—	(142)
Share-based compensation, net of tax of $4	407,391	1	39	—	—	(3,292,641)	(36)	4	—	—	4
Treasury shares received for warrant issuance	—	—	—	—	—	(536,375)	(7)	(7)	—	—	(7)

Balance, December 31, 2013	277,812,430	$278	$3,115	$2,289	$(86)	(85,562,546)	$(2,318)	$3,278	1,315	$21	$3,299

Net income (loss)	—	—	—	569	—	—	—	569	—	—	569
Other comprehensive income (loss)	—	—	—	—	107	—	—	107	—	—	107
Share-based compensation, net of tax of $2	3,540,352	3	13	—	—	(513,267)	(6)	10	—	—	10
Treasury shares acquired under share repurchase program	—	—	—	—	—	(3,334,074)	(35)	(35)	—	—	(35)

Balance, December 31, 2014	281,352,782	$281	$3,128	$2,858	$21	(89,409,887)	$(2,359)	$3,929	1,315	$21	$3,950

ASU 2015-02 transition adjustment	—	—	—	—	—	—	—	—	—	(9)	(9)
Net income (loss)	—	—	—	180	—	—	—	180	—	—	180
Other comprehensive income (loss)	—	—	—	—	(82)	—	—	(82)	—	—	(82)
Share-based compensation,net of tax of $9	480,836	1	10	—	—	(986,455)	(6)	5	—	—	5
Treasury shares acquired under share repurchase program	—	—	—	—	—	(39,906,899)	(303)	(303)	—	—	(303)

Balance, December 31, 2015	281,833,618	$282	$3,138	$3,038	$(61)	(130,303,241)	$(2,668)	$3,729	1,315	$12	$3,741

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Premiums, fees and reimbursements received	$95	$193	$185
Investment income received	353	419	426
Errors and omissions insurance recoveries received	—	30	—
Insured derivative commutations and losses paid	(42)	(432)	(458)
Financial guarantee losses and loss adjustment expenses paid	(238)	(240)	(443)
Proceeds from recoveries and reinsurance	85	131	2,621
Operating and employee related expenses paid	(130)	(238)	(277)
Interest paid, net of interest converted to principal	(169)	(179)	(224)
Income taxes (paid) received	(9)	(17)	(1)

Net cash provided (used) by operating activities	(55)	(333)	1,829

Cash flows from investing activities:
Purchases of available-for-sale investments	(2,146)	(1,494)	(2,397)
Sales of available-for-sale investments	1,145	757	1,726
Paydowns and maturities of available-for-sale investments	800	484	452
Purchases of investments at fair value	(390)	(631)	(371)
Sales, paydowns and maturities of investments at fair value	551	789	595
Sales, paydowns and maturities (purchases) of short-term investments, net	525	515	(358)
Sales, paydowns and maturities of held-to-maturity investments	67	44	28
Sales, paydowns and maturities of other investments	—	1	—
Purchases of loans at fair value	—	(310)	—
Paydowns and maturities of loans at fair value	232	313	280
Consolidation of variable interest entities including cash acquired	7	221	—
Deconsolidation of variable interest entities	—	18	(26)
(Payments) proceeds for derivative settlements	13	(26)	(54)
Collateral (to) from swap counterparty	(31)	144	122
Capital expenditures	(3)	(13)	(3)
Other investing	47	—	—

Net cash provided (used) by investing activities	817	812	(6)

Cash flows from financing activities:
Proceeds from investment agreements	24	30	31
Principal paydowns of investment agreements	(116)	(192)	(285)
Principal paydowns of medium-term notes	(118)	(168)	(197)
Principal paydowns of variable interest entity notes	(490)	(609)	(1,112)
Proceeds from issuance of variable interest entity notes	—	79	—
Principal paydowns of long-term debt	(11)	—	(3)
Purchases of treasury stock	(303)	(32)	—

Net cash provided (used) by financing activities	(1,014)	(892)	(1,566)

Effect of exchange rate changes on cash and cash equivalents	(8)	(8)	11
Net increase (decrease) in cash and cash equivalents	(260)	(421)	268
Cash and cash equivalents—beginning of year	782	1,258	990
Reclassification to assets held for sale	—	(55)	—

Cash and cash equivalents—end of year	$522	$782	$1,258

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$180	$569	$250
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	50	138	176
Deferred acquisition costs	49	43	43
Unearned premium revenue	(371)	(412)	(506)
Loss and loss adjustment expense reserves	12	(133)	(216)
Insurance loss recoverable	(44)	162	3,637
Accrued interest payable	105	106	106
Accrued expenses	14	(36)	43
Net investment losses related to other-than-temporary impairments	13	15	—
Realized (gains) losses and other settlements on insured derivatives	—	30	—
Unrealized (gains) losses on insured derivatives	(157)	(903)	(1,777)
Net (gains) losses on financial instruments at fair value and foreign exchange	(105)	(128)	(244)
Other net realized (gains) losses	(17)	(25)	28
Deferred income tax provision (benefit)	107	50	157
(Gains) losses on extinguishment of debt	—	—	(61)
Interest on variable interest entities, net	71	77	90
Other operating	38	114	103

Total adjustments to net income (loss)	(235)	(902)	1,579

Net cash provided (used) by operating activities	$(55)	$(333)	$1,829

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties

Summary

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates one of the largest financial guarantee insurance businesses in the industry. MBIA manages three operating segments: 1) United States (“U.S.”) public finance insurance; 2) international and structured finance insurance; and 3) corporate. The Company’s U.S. public finance insurance business is primarily operated through National Public Finance Guarantee Corporation (“National”) and its international and structured finance insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). Unless otherwise indicated or the context otherwise requires, references to “MBIA Corp.” are to MBIA Insurance Corporation, together with its subsidiaries, MBIA UK Insurance Limited (“MBIA UK”) and MBIA Mexico S.A. de C.V (“MBIA Mexico”).

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

Business Developments

National Ratings and New Business Opportunities

National’s ability to write new business and compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by the rating agencies. As of December 31, 2015, the rating agencies affirmed the following ratings of National: AA+ with a stable outlook by Kroll Bond Rating Agency; AA- with a stable outlook by Standard & Poor’s Financial Services LLC (“S&P”); and A3 with a negative outlook by Moody’s Investors Service, Inc. (“Moody’s”).

National seeks to generate shareholder value through appropriate risk adjusted pricing; however, current market conditions and the competitive landscape may limit National’s new business opportunities and its abilities to price and underwrite risk with attractive returns. Refer to “Risks and Uncertainties” below for a discussion of business risks related to National’s insured portfolio.

Sale of MBIA Inc. Common Stock

During the year ended December 31, 2015, certain investment funds affiliated with Warburg Pincus LLC (“Warburg”) sold all of their 45.7 million shares of MBIA Inc. common stock. At the time of each sale, Warburg was the largest holder of the Company’s common stock. Warburg received all of the net proceeds from this offering. In connection with the sales, National and the Company repurchased 8 million shares and 7.6 million shares, respectively.

Held For Sale Classifications

Armonk, New York Facility

During the year ended December 31, 2015, the Company sold its Armonk, New York facility and recorded an impairment charge of $4 million to adjust the carrying amount to the sale price less costs to sell. The impairment charge was reflected in the results of the Company’s U.S. public finance insurance segment and included in “Other net realized gains (losses)” on the Company’s consolidated statements of operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

Cutwater

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

Assets and Liabilities Held for Sale by Major Category

As of December 31, 2015, there are no assets and liabilities held for sale on the Company’s consolidated balance sheet. The following table summarizes the components of assets and liabilities held for sale as of December 31, 2014:

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

U.S. Public Finance Market Conditions

National’s insured portfolio continued to perform satisfactorily against a backdrop of strengthening domestic economic activity. While a stable or growing economy will generally benefit tax revenues and fees charged for essential municipal services which secure National’s insured bond portfolio, some state and local governments and territory obligors National insures remain under financial and budgetary stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of the Company’s insured transactions. The Company monitors and analyzes these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

Puerto Rico is experiencing fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalance, limited access to the capital markets, a stagnating local economy, net migration of people out of Puerto Rico and a high debt burden. Although Puerto Rico has tried to address its significant financial challenges through various fiscal policies and by the passage of a balanced general fund budget, it continues to experience significant fiscal stress. The Company continues to believe, based on its analysis of Puerto Rico’s fiscal and structural circumstances, the details of its insured exposures, and its legal and contractual rights, that all of National’s insured Puerto Rico related debt will ultimately be substantially repaid. In addition, in December of 2015, National and other stakeholders entered into a restructuring support agreement with Puerto Rico Electric Power Authority (“PREPA”) addressing, among other things, the treatment of approximately $8.1 billion of outstanding PREPA bonds, including approximately $1.4 billion of PREPA bonds insured by National.

MBIA Corp. Recoveries and Insured Portfolio

MBIA Corp.’s primary focus is the collection of excess spread and put-back recoveries and loss mitigation, primarily through remediation of stressed credits including through commutations of insurance policies.

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

Further, the remaining insured portfolio, aside from these exposures, could deteriorate and result in additional significant loss reserves and claim payments. MBIA Corp.’s ability to meet its obligations is limited by available liquidity and its ability to secure liquidity through financing transactions, therefore, there can be no assurance that MBIA Corp. will be successful in generating sufficient cash to meet its obligations. In particular, MBIA Corp. insures $776 million of gross par outstanding, as of February of 2016, of notes issued by Zohar II 2005-1, a high yield corporate collateralized debt obligations (“CDO”), which matures in January of 2017. If cash flows generated by this high yield corporate CDO are insufficient to pay the insured amount in full, MBIA Corp. will be called upon to make the unpaid insured amount at maturity. Unless a substantial amount of the insured exposure is paid at maturity, or if MBIA Corp. is unsuccessful at reaching an agreed upon restructuring of the insured exposure, MBIA Corp. may ultimately have insufficient resources to continue to pay claims. Such failure could cause the New York State Department of Financial Services (“NYSDFS”) to put MBIA Insurance Corporation, exclusive of MBIA UK and MBIA Mexico, into a rehabilitation or liquidation proceeding or to order MBIA Corp. to cease paying any claims under its policies. Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any material intercompany lending agreements or cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, the Company does not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any significant long-term liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK or MBIA Mexico. Such a proceeding could have material adverse consequences for MBIA Corp., including the termination of insured credit default swap (“CDS”) contracts for which counterparties may assert market-based claims, the acceleration of debt obligations issued by affiliates and insured by MBIA Corp., the loss of control of MBIA Insurance Corporation to a rehabilitator or liquidator, and unplanned costs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

Corporate Liquidity

As of December 31, 2015 and 2014, the liquidity position of MBIA Inc. was $416 million and $498 million, respectively. The term “liquidity position” refers to cash and liquid assets available for general liquidity purposes. During the year ended December 31, 2015, $228 million was released to MBIA Inc. under the MBIA group’s tax sharing agreement (the “Tax Escrow Account”) and National declared and paid a dividend of $114 million to its ultimate parent, MBIA Inc. Subsequent to December 31, 2015, an additional $105 million was released to MBIA Inc. from the Tax Escrow Account. Based on the Company’s projections of National’s dividends, payments into the Tax Escrow Account, and other cash inflows, the Company expects that MBIA Inc. will have sufficient cash to satisfy its debt service and general corporate needs. However, MBIA Inc. continues to have liquidity risk which could be triggered by deterioration in the performance of invested assets, interruption of or reduction in dividends or tax payments received from operating subsidiaries, impaired access to the capital markets, as well as other factors which cannot be anticipated at this time. Furthermore, failure by MBIA Inc. to settle liabilities that are also insured by MBIA Corp. could result in claims on MBIA Corp.

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

During the fourth quarter of 2015, the Company identified and recorded errors related to the years ended December 31, 2009 through 2014. These errors primarily related to adjustments to premiums due on behalf of certain consolidated variable interest entities (“VIEs”). The Company evaluated the materiality of these errors in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and concluded that these errors, individually and in the aggregate, were immaterial to the year ended December 31, 2015 and all prior periods to which these errors relate. For the year ended December 31, 2015, the Company’s consolidated financial statements included an increase in net income of $17 million as a result of the correction of these errors.

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

Investments

The Company classifies its investments as available-for-sale (“AFS”), held-to-maturity (“HTM”), or trading. AFS investments are reported in the consolidated balance sheets at fair value with unrealized gains and losses, net of applicable deferred income taxes, reflected in accumulated other comprehensive income (loss) (“AOCI”) in shareholders’ equity. Investments carried at fair value are reported in the consolidated balance sheets at fair value and changes in fair value and realized gains and losses from the sale of these securities are reflected in earnings as part of “Net gains (losses) on financial instruments at fair value and foreign exchange.” Investments carried at fair value consist of certain investments elected under the fair value option and investments classified as trading. Short-term investments held as AFS include all fixed-maturity securities with a remaining effective term to maturity of less than one year, commercial paper and money market securities. HTM investments are reported in the consolidated balance sheets at amortized cost. Debt securities are classified as HTM investments when the Company has the ability and intent to hold such investments to maturity. Investment income is recorded as earned. Bond discounts and premiums are amortized using the effective yield method over the remaining term of the securities and reported in “Net investment income.” For mortgage-backed securities (“MBS”) and ABS, discounts and premiums are amortized using the retrospective method. Realized gains and losses represent the difference between the amortized cost value and the sale proceeds.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Acquisition Costs

The Company capitalizes and defers acquisition costs that are directly related to the successful acquisition of new or renewal insurance business. Acquisition costs are costs to acquire an insurance contract which result directly from and are essential to the insurance contracts transaction and would not have been incurred by the Company had the contract transaction not occurred. Acquisition costs include compensation of employees involved in underwriting, certain rating agency fees, state premium taxes and certain other underwriting expenses, reduced by ceding commission income on premiums ceded to reinsurers. Acquisition costs also include ceding commissions paid by the Company in connection with assuming business from other financial guarantors. Acquisition costs, net of ceding commissions received, related to non-derivative insured financial guarantee transactions are deferred and amortized over the period in which the related premiums are earned. Acquisition costs related to insured derivative transactions are expensed as incurred.

Property and Equipment

Property and equipment consists of leasehold improvements, furniture, fixtures and equipment and software owned by the Company. All property and equipment held for use is recorded at cost and depreciated over the appropriate useful life of the asset using the straight-line method. Leasehold improvements are amortized over the useful life of the improvement or the remaining term of the lease, whichever is shorter. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the Company’s balance sheet and any gain or loss on disposition is recognized in earnings as a component of “Other net realized gains (losses).” Maintenance and repairs are charged to current earnings as incurred.

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

The Company’s estimated remaining weighted average useful lives of each class of assets held for use as of December 31, 2015 are as follows:

Leasehold improvements	15 years
Furniture and fixtures	5 years
Equipment and software	4 years

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

Medium-Term Notes and Investment Agreements

MTNs and investment agreements are carried at the principal amount outstanding plus accrued interest and net of any unamortized discounts or at fair value for certain MTNs. Interest expense is accrued at the contractual interest rate. Discounts related to MTNs and investment agreements are amortized and reported as interest expense based on the effective yield method.

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

MBIA Inc. and its eligible U.S. subsidiaries file a consolidated federal income tax return. The U.S. income taxes are allocated based on the provisions of the Company’s tax sharing agreement which governs the intercompany settlement of tax obligations and benefits. The method of allocation between the members is generally based upon separate-company calculations as if each member filed a separate tax return on its own. As of December 31, 2015, any member with a net operating loss (“NOL”) has not received any payment with respect to stand-alone tax losses contributed to the consolidated group. Each member with an NOL will receive benefits of its tax losses and credits as it is able to earn them out in the future. However, based on current facts and circumstances, MBIA Inc. has advised its subsidiaries that, its intention is not to allow any member’s NOL, capital loss or tax credit carryforward generated by any subsidiary to expire without compensation, to the extent such carryforward is used in consolidation. Such intention is independent of the tax sharing agreement which does not require any such compensation.

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

Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (ASU 2014-11)

In June of 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The repurchase agreements and similar transactions guidance is amended by ASU 2014-11 to change the accounting for repurchase-to-maturity transactions and linked repurchase financing transactions to secured borrowing accounting. ASU 2014-11 amends disclosure requirements for transfers accounted for as sales, and for repurchase transactions accounted for as secured borrowings. ASU 2014-11 was effective for interim and annual periods beginning January 1, 2015. The adoption of ASU 2014-11 did not affect the Company’s consolidated financial statements.

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

Recent Accounting Developments

Revenue from Contracts with Customers (Topic 606) (ASU 2014-09) and Deferral of the Effective Date (ASU 2015-14)

In May of 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 amends the accounting guidance for recognizing revenue for the transfer of goods or services from contracts with customers unless those contracts are within the scope of other accounting standards. ASU 2014-09 does not apply to financial guarantee insurance contracts within the scope of Topic 944, “Financial Services—Insurance.” In August of 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)—Deferral of the Effective Date.” ASU 2015-14 defers the effective date of ASU 2014-09 to interim and annual periods beginning January 1, 2018, and is applied on a retrospective or modified retrospective basis. The adoption of ASU 2014-09 is not expected to materially impact the Company’s consolidated financial statements.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3: Recent Accounting Pronouncements (continued)

Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01)

In January of 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires certain equity investments other than those accounted for under the equity method of accounting or result in consolidation of the investee to be measured at fair value with changes in fair value recognized in net income, and permits an entity to measure equity investments that do not have readily determinable fair values at cost less any impairment plus or minus adjustments for certain changes in observable prices. An entity is also required to evaluate the need for a valuation allowance on a deferred tax asset related to AFS debt securities in combination with the entity’s other deferred tax assets. ASU 2016-01 requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability that results from a change in the instrument-specific credit risk for financial liabilities that the entity has elected to measure at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for interim and annual periods beginning January 1, 2018, and is applied on a modified retrospective basis. Early adoption is not permitted with the exception of early application of the guidance that requires separate presentation in other comprehensive income of the change in the instrument-specific credit risk for financial liabilities measured at fair value in accordance with the fair value option is permitted as of the beginning of the fiscal year of adoption of the standard. The Company is evaluating the impact of adopting ASU 2016-01.

Leases (Topic 842) (ASU 2016-02)

In February of 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” that amends the accounting guidance for leasing transactions. ASU 2016-02 requires a lessee to classify lease contracts as finance or operating leases, and to recognize assets and liabilities for the rights and obligations created by leasing transactions with lease terms more than twelve months. ASU 2016-02 substantially retains the criteria for classifying leasing transactions as finance or operating leases. For finance leases, a lessee recognizes a right-of-use asset and a lease liability initially measured at the present value of the lease payments, and recognizes interest expense on the lease liability separately from the amortization of the right-of-use asset. For operating leases, a lessee recognizes a right-of-use asset and a lease liability initially measured at the present value of the lease payments, and recognizes lease expense on a straight-line basis. ASU 2016-02 is effective for interim and annual periods beginning January 1, 2019 with early adoption permitted, and is applied on a modified retrospective basis. The Company is evaluating the impact of adopting ASU 2016-02.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs

Insurance

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of December 31, 2015 and 2014, through its insurance operations. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs as of December 31, 2015 and 2014. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured CDS contracts and any investments in obligations issued by nonconsolidated VIEs.

	December 31, 2015
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$5,712	$3,046	$51	$9	$—	$6	$108	$6
Mortgage-backed residential	11,524	6,072	23	31	416	30	306	—
Mortgage-backed commercial	319	219	—	1	—	1	—	—
Consumer asset-backed	5,538	1,712	—	13	—	11	4	—
Corporate asset-backed	5,218	3,446	—	26	2	30	—	—

Total global structured finance	28,311	14,495	74	80	418	78	418	6
Global public finance	44,162	14,579	—	160	—	186	—	—

Total insurance	$72,473	$29,074	$74	$240	$418	$264	$418	$6

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

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $5.4 billion and $5.1 billion, respectively, as of December 31, 2015, and $5.0 billion and $4.8 billion, respectively, as of December 31, 2014. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. The carrying amounts of assets and liabilities of consolidated VIEs in the Company’s advisory services segment were $751 million and $754 million, respectively, as of December 31, 2014, and are presented separately in “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. One additional VIE was consolidated during the year ended December 31, 2015 and three additional VIEs were consolidated during the year ended December 31, 2014.

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

As of December 31, 2015 and 2014, premiums receivable was $792 million and $875 million, respectively, primarily related to installment policies for which premiums will be collected over the estimated term of the contracts. Premiums receivable for an installment policy is initially measured at the present value of premiums expected to be collected over the expected period or contract period of the policy using a risk-free discount rate. Premiums receivable for policies that use the expected period of risk due to expected prepayments are adjusted in subsequent measurement periods when prepayment assumptions change using the risk-free discount rate as of the remeasurement date. Premiums receivable also includes the current amount of premiums due from installment policies insuring consolidated VIEs when the premiums are payable by third-parties on behalf of the consolidated VIEs.

The Company evaluates whether any premiums receivable are uncollectible at each balance sheet date. If the Company determines that premiums are uncollectible, it records a write-off of such amounts in current earnings. The majority of the Company’s premiums receivable consists of the present values of future installment premiums that are not yet billed or due, primarily from structured finance transactions. Given that premiums due to MBIA typically have priority over most other payment obligations of structured finance transactions, the Company determined that the amount of uncollectible premiums as of December 31, 2015 and 2014 was insignificant.

As of December 31, 2015 and 2014, the risk-free rate used to discount future installment premiums was 2.7% and 2.8%, respectively, and the weighted average expected collection term of the premiums receivable was 9.08 years and 9.18 years, respectively. As of December 31, 2015 and 2014, reinsurance premiums payable was $38 million and $56 million, respectively, and is included in “Other liabilities” in the Company’s consolidated balance sheets. The reinsurance premiums payable is accreted and paid to reinsurers as premiums due to MBIA are accreted and collected.

The following tables present a roll forward of the Company’s premiums receivable for the years ended December 31, 2015 and 2014:

In millions			Adjustments
Premiums Receivable as of December 31, 2014	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount	Other(1)	Premiums Receivable as of December 31, 2015
$875	$(98)	$5	$(16)	$21	$5	$792

(1)—Includes premiums from third-parties on behalf of consolidated VIEs, offset by net unrealized losses due to changes in foreign currency exchange rates.

In millions			Adjustments
Premiums Receivable as of December 31, 2013	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount	Other(1)	Premiums Receivable as of December 31, 2014
$1,051	$(120)	$6	$(50)	$26	$(38)	$875

(1)—Primarily consists of net unrealized losses due to foreign currency exchange rates.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Insurance Premiums (continued)

The following table presents the undiscounted future amount of premiums expected to be collected and the period in which those collections are expected to occur:

In millions	Expected Collection of Premiums
Three months ending:
March 31, 2016	$17
June 30, 2016	28
September 30, 2016	18
December 31, 2016	21

Twelve months ending:
December 31, 2017	75
December 31, 2018	68
December 31, 2019	64
December 31, 2020	61

Five years ending:
December 31, 2025	250
December 31, 2030	175
December 31, 2035 and thereafter	175

Total	$952

The following table presents the unearned premium revenue balance and future expected premium earnings as of and for the periods presented:

	Unearned Premium Revenue	Expected Future Premium Earnings			Total Expected Future Premium Earnings
In millions		Upfront	Installments	Accretion
December 31, 2015	$1,591

Three months ending:
March 31, 2016	1,549	$22	$20	$5	$47
June 30, 2016	1,507	22	20	5	47
September 30, 2016	1,467	21	19	5	45
December 31, 2016	1,428	20	19	5	44

Twelve months ending:
December 31, 2017	1,284	77	67	18	162
December 31, 2018	1,151	70	63	16	149
December 31, 2019	1,028	64	59	15	138
December 31, 2020	914	58	56	14	128

Five years ending:
December 31, 2025	481	217	216	53	486
December 31, 2030	224	123	134	30	287
December 31, 2035 and thereafter	—	108	116	30	254

Total		$802	$789	$196	$1,787

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves

Loss and Loss Adjustment Expense Process

The Company’s insured portfolio management groups within its U.S. public finance insurance and international and structured finance insurance businesses (collectively, “IPM”) monitor MBIA’s outstanding insured obligations with the objective of minimizing losses. IPM meets this objective by identifying issuers that, because of deterioration in credit quality or changes in the economic, regulatory or political environment, are at a heightened risk of defaulting on debt service of obligations insured by MBIA. In such cases, IPM works with the issuer, trustee, bond counsel, servicer, underwriter and other interested parties in an attempt to alleviate or remedy the problem and avoid defaults on debt service payments. Once an obligation is insured, MBIA typically requires the issuer, servicer (if applicable) and the trustee to furnish periodic financial and asset-related information, including audited financial statements, to IPM for review. IPM also monitors publicly available information related to insured obligations. Potential problems uncovered through this review, such as poor financial results, low fund balances, covenant or trigger violations and trustee or servicer problems, or other events that could have an adverse impact on the insured obligation, could result in an immediate surveillance review and an evaluation of possible remedial actions. IPM also monitors and evaluates the impact on issuers of general economic conditions, current and proposed legislation and regulations, political developments, as well as sovereign, state and municipal finances and budget developments.

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

In establishing case basis loss reserves, the Company calculates the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and the weighted average remaining life of the insurance contract as required by accounting principles for financial guarantee contracts. Yields on U.S. Treasury offerings are used to discount loss reserves denominated in U.S. dollars, which represent the majority of the loss reserves. Similarly, yields on foreign government offerings are used to discount loss reserves denominated in currencies other than the U.S. dollar. If the Company were to apply different discount rates, its case basis reserves may have been higher or lower than those established as of December 31, 2015. For example, a higher discount rate applied to expected future payments would have decreased the amount of a case basis reserve established by the Company and a lower rate would have increased the amount of a reserve established by the Company. Similarly, a higher discount rate applied to the potential future recoveries would have decreased the amount of a loss recoverable established by the Company and a lower rate would have increased the amount of a loss recoverable established by the Company.

U.S. Public Finance Insurance

U.S. public finance insured transactions consist of municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utilities, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. The Company estimates future losses by using probability-weighted scenarios that are customized to each insured transaction. Future loss estimates consider debt service due for each insured transaction, which includes par outstanding and interest due.

As of December 31, 2015 and 2014, the Company established loss and LAE reserves totaling $45 million, related to U.S. public finance issues. As of December 31, 2015 and 2014, the Company had an insurance loss recoverable of $4 million related to U.S. public finance issues.

Certain local governments remain under financial and budgetary stress and a few have filed for protection under the United States Bankruptcy Code, or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of the Company’s insured transactions. The Company monitors and analyzes these situations closely, however, the overall extent and duration of such events are uncertain and the filing for protection under the United States Bankruptcy Code or entering state statutory proceedings does not necessarily result in a default or indicate that an ultimate loss will occur. As of December 31, 2015 and 2014, the Company had $70.0 billion and $98.9 billion, respectively, of gross par outstanding on general obligations, of which $79 million and $152 million, respectively, were reflected on the Company’s “Classified List.” Capital appreciation bonds are reported at the par amount at the time of issuance of the insurance policy.

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

RMBS Case Basis Reserves and Recoveries (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies. The Company calculated RMBS case basis reserves as of December 31, 2015 for both second and first-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using a database of loan level information, a proprietary internal cash flow model, and a commercially available model to estimate potential losses and recoveries on insured bonds. “Roll Rate” is defined as the probability that current loans become delinquent and that loans in the delinquent pipeline are charged-off or liquidated. Generally, Roll Rates are calculated for the previous three months and averaged. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses (base case, stress case, and an additional stress case). Additional data used for both second and first-liens includes historic average of deal specific voluntary prepayment rates, forward projections of the London Interbank Offered Rate (“LIBOR”) interest rates, and historic average of deal-specific loss severities. Loss severities are reduced over time to account for reduction in the amount of foreclosure inventory, anticipated future increases in home prices, principal amortization of the loan and government foreclosure moratoriums.

In calculating ultimate cumulative losses for RMBS, the Company estimates the amount of second-lien loans that are expected to be charged-off (deemed uncollectible by servicers of the transactions) or first-lien loans liquidated in the future.

In addition, for second-lien RMBS, the Company considers pool mortgage insurance and assumes a constant basis spread between Prime and LIBOR interest rates.

For first-lien RMBS, the Company estimates the amount of loans that are expected to be liquidated through foreclosure or short sale. The time to liquidation for a defaulted loan is specific to the loan’s delinquency bucket.

For all transactions, cash flow models consider allocations and other structural aspects and claims against MBIA Corp.’s insurance policy consistent with such policy’s terms and conditions. The estimated net claims from the procedure above are then discounted using a risk-free rate to a net present value reflecting MBIA’s general obligation to pay claims over time and not on an accelerated basis.

Second-lien RMBS Reserves

The Company’s second-lien RMBS case basis reserves as of December 31, 2015 relate to RMBS backed by home equity lines of credit and closed-end second mortgages. As of December 31, 2015 and 2014, the Company established loss and LAE reserves totaling $51 million and $70 million, respectively, related to second-lien RMBS issues after the elimination of $16 million and $21 million, respectively, as a result of consolidating VIEs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The Company monitors portfolio performance on a monthly basis against projected performance, reviewing delinquencies, Roll Rates, and prepayment rates (including voluntary and involuntary). However, loan performance remains difficult to predict and losses may exceed expectations. In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves accordingly. If actual performance were to remain at the current levels for six additional months compared to the probability-weighted outcome currently used by the Company, the addition to the case basis reserves would be approximately $28 million.

Second-lien RMBS Recoveries

The Company primarily records two types of recoveries related to insured second-lien RMBS exposures: excess spread that is generated from performing loans in the insured transactions; and “put-back” claims related to those mortgage loans whose inclusion in insured securitizations failed to comply with representations and warranties (“ineligible loans”).

Excess Spread

As of December 31, 2015 and 2014, the Company estimated recoveries of $499 million and $660 million, respectively, for the reimbursement of past and future expected claims through excess spread in insured second-lien RMBS transactions, of which $93 million and $137 million, respectively, are eliminated as a result of consolidating VIEs. As of December 31, 2015, $382 million and $24 million were included in “Insurance loss recoverable” and “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets, respectively, after the elimination of $87 million and $6 million, respectively, as a result of consolidating VIEs. As of December 31, 2014, $496 million and $27 million were included in “Insurance loss recoverable” and “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets, respectively, after the elimination of $132 million and $5 million, respectively, as a result of consolidating VIEs.

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

As of December 31, 2015 and 2014, the Company recorded estimated recoveries of $396 million and $379 million, respectively, related to its Credit Suisse put-back claims, reflected in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Based on the Company’s assessment of the strength of its contractual put-back rights against Credit Suisse, which it is pursuing through litigation claims, as well as on its prior settlements with other sellers/servicers and success of other monolines in litigation against other sellers/servicers, the Company believes it will prevail in enforcing its contractual rights and that it is entitled to collect the full amount of its incurred losses, which totaled $424 million through December 31, 2015. The Company is also entitled to collect interest on amounts paid; it believes that in context of its put-back litigation, the appropriate rate should be the New York State statutory rate. However, the Company currently calculates its put-back recoveries using the contractual interest rate, which is lower than the New York State statutory rate.

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

First-lien RMBS Reserves

The Company’s first-lien RMBS case basis reserves as of December 31, 2015, which primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans, were determined using the Roll Rate Methodology. As of December 31, 2015 and 2014, the Company’s loss and LAE reserves were $277 million and $263 million, respectively, related to first-lien RMBS issues after the elimination of $5 million, as of December 31, 2015, as a result of consolidating VIEs.

CDO Reserves

The Company also has loss and LAE reserves on certain transactions within its CDO portfolio, including its multi-sector CDO and high yield corporate CDO asset classes. MBIA’s insured multi-sector CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes, but are not limited to, RMBS-related collateral, multi-sector and corporate CDOs). These transactions were insured as either financial guarantee insurance policies or credit derivatives with the majority currently insured in the form of financial guarantees. MBIA’s high yield corporate CDO portfolio comprises middle-market/special-opportunity corporate loan transactions. These transactions were insured as financial guarantee insurance policies.

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

The loss severities projected by these approaches vary widely. Actual losses will be a function of commutations, defaults and the loss severities realized.

As of December 31, 2015 and 2014, the Company’s loss and LAE reserves were $133 million and $111 million, respectively, related to the total CDO financial guarantee insurance portfolio after the elimination of $190 million and $225 million, respectively, as a result of consolidating VIEs. For the year ended December 31, 2015, the Company incurred $29 million of losses and LAE recorded in earnings related to the total CDO financial guarantee insurance portfolio after the elimination of $35 million of benefit as a result of consolidating VIEs. In the event of further deteriorating performance of the collateral referenced or held in the total CDO portfolio, the amount of losses estimated by the Company could increase substantially.

Loss and LAE Activity

Financial Guarantee Insurance Losses (Excluding Derivative and Consolidated VIEs)

The Company’s financial guarantee insurance losses and LAE, net of reinsurance for the years ended December 31, 2015, 2014 and 2013 are presented in the following table:

	Years Ended December 31,
In millions	2015	2014	2013
U.S. Public Finance Insurance Segment	$5	$(10)	$105

International and Structured Finance Insurance Segment:
Second-lien RMBS	63	70	(2)
First-lien RMBS	34	65	(70)
Other(1)	21	8	84

Losses and LAE	$123	$133	$117

(1)—Includes CDOs, non-U.S. public finance and other issues.

For 2015, losses and LAE primarily related to increases in expected payments on CDOs and insured first-lien RMBS transactions and decreases in projected collections from excess spread within insured second-lien RMBS securitizations. These were partially offset by increases in recoveries of expected payments related to CDOs and increases in projected collections from excess spread within insured second-lien RMBS securitizations due to an anticipated sale of loans within certain securitizations that had previously been charged off by the servicer.

For 2014, losses and LAE primarily related to increases in expected payments on insured first-lien RMBS transactions and CDOs, decreases in projected collections from excess spread within insured second-lien RMBS securitizations and expected recoveries on an international road transaction. These were partially offset by decreases in expected payments on an international road transaction and increases in recoveries of expected payments related to insured first-lien RMBS transactions.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

For 2013, losses and LAE primarily related to increases in expected payments on insured second-lien RMBS transactions, U.S. public finance transactions and an international road transaction, a reversal of recoveries related to CDOs and a decrease in projected collections from excess spread within insured second-lien RMBS securitizations. These were partially offset by an increase in recoveries of expected payments primarily resulting from ineligible mortgage loans included in insured exposures, decreases in expected payments relating to CDOs and insured first-lien RMBS transactions and an increase in recoveries related to an international road transaction.

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the years ended December 31, 2015, 2014 and 2013, gross LAE related to remediating insured obligations were $26 million, $36 million and $57 million, respectively.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2015:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	57	18	171	165	411
Number of issues(1)	12	6	5	117	140
Remaining weighted average contract period (in years)	7.6	6.7	9.6	6.7	7.4
Gross insured contractual payments outstanding:(2)
Principal	$2,591	$147	$1,996	$6,426	$11,160
Interest	2,733	57	1,038	2,419	6,247

Total	$5,324	$204	$3,034	$8,845	$17,407

Gross Claim Liability	$—	$—	$—	$797	$797
Less:
Gross Potential Recoveries	—	—	—	752	752
Discount, net(3)	—	—	—	116	116

Net claim liability (recoverable)	$—	$—	$—	$(71)	$(71)

Unearned premium revenue	$8	$2	$33	$55	$98

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

(3)—Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

The gross claim liability in the preceding tables represents the Company’s estimate of undiscounted probability-weighted future claim payments. As of December 31, 2015, the gross claim liability primarily related to insured first-lien RMBS issues. As of December 31, 2014, the gross claim liability primarily related to insured first and second-lien RMBS issues, CDOs and an international road transaction.

The gross potential recoveries represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments. As of December 31, 2015, the gross potential recoveries principally related to insured second-lien RMBS. As of December 31, 2014, the gross potential recoveries principally related to insured second-lien RMBS and U.S. public finance issues. The Company’s recoveries have been, and remain based on either salvage rights, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments, it is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of the claim liability for a given policy. The gross claim liability and gross potential recoveries reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The following table presents the components of the Company’s loss and LAE reserves and insurance loss recoverable as reported on the Company’s consolidated balance sheets as of December 31, 2015 and 2014 for insured obligations within MBIA’s “Classified List.” The loss reserves (claim liability) and insurance claim loss recoverable included in the following table represent the present value of the probability-weighted future claim payments and recoveries reported in the preceding tables.

In millions	As of December 31, 2015	As of December 31, 2014
Loss reserves (claim liability)	$470	$464
LAE reserves	46	42

Loss and LAE reserves	$516	$506

Insurance claim loss recoverable	$(571)	$(533)
LAE insurance loss recoverable	(6)	—

Insurance loss recoverable	$(577)	$(533)

Reinsurance recoverable on unpaid losses	$6	$6
Reinsurance recoverable on unpaid LAE reserves	—	1

Reinsurance recoverable on paid and unpaid losses	$6	$7

As of December 31, 2015, loss and LAE reserves include $616 million of reserves for expected future payments, partially offset by expected recoveries of such future payments of $100 million. As of December 31, 2014, loss and LAE reserves include $653 million of reserves for expected future payments, partially offset by expected recoveries of such future payments of $147 million.

As of December 31, 2015 and 2014, the insurance loss recoverable primarily related to expected future recoveries on second-lien RMBS transactions resulting from excess spread generated by performing loans in such transactions. The increase in 2015 was primarily due to an increase in expected future recoveries on CDOs, partially offset by actual collections from excess spread within insured second-lien RMBS securitizations.

The following tables present changes in the Company’s loss and LAE reserves for the years ended December 31, 2015 and 2014. Changes in the loss reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in the timing and amounts of estimated payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of December 31, 2015 and 2014, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 1.82% and 1.72%, respectively. LAE reserves are generally expected to be settled within a one-year period and are not discounted.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2015
Gross Loss and LAE Reserves as of December 31, 2014	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other(1)	Gross Loss and LAE Reserves as of December 31, 2015
$506	$(200)	$8	$(41)	$88	$14	$4	$137	$516

(1)—Primarily changes in the amount of actual loss payments on a high yield corporate CDO.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The increase in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily related to changes in amount of net payments on CDOs, partially offset by actual loss payments associated with CDOs.

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

The decrease in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily related to actual loss payments and changes in assumptions on CDOs and an international road transaction. These were partially offset by increases in reserves due to changes in discount rates, primarily on CDOs and insured first and second-lien RMBS issues.

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following tables present changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the years ended December 31, 2015 and 2014. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

	Gross Reserve as of December 31, 2014	Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Year Ended December 31, 2015
In millions		Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Changes in LAE Recoveries	Other(1)	Gross Reserve as of December 31, 2015
Insurance loss recoverable	$533	$(74)	$8	$1	$140	$6	$(37)	$577
Recoveries on unpaid losses	147	—	2	(2)	(46)	(1)	—	100

Total	$680	$(74)	$10	$(1)	$94	$5	$(37)	$677

(1) Primarily changes in amount and timing of collections.

The decrease in the Company’s insurance loss recoverable and recoveries on unpaid losses during 2015 was primarily due to actual collections, changes in the amount of expected collections and changes in assumptions on first and second-lien RMBS issues and changes in assumptions on an international road transaction. These were partially offset by changes in assumptions on CDOs.

	Gross Reserve as of December 31, 2013	Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Year Ended December 31, 2014						Gross Reserve as of December 31, 2014
In millions		Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Changes in LAE Recoveries	Other(1)
Insurance loss recoverable	$694	$(108)	$13	$18	$(77)	$—	$(7)	$533
Recoveries on unpaid losses	206	—	4	15	(79)	1	—	147

Total	$900	$(108)	$17	$33	$(156)	$1	$(7)	$680

(1) Primarily changes in amount and timing of collections.

The decrease in the Company’s insurance loss recoverable and recoveries on unpaid losses during 2014 was primarily due to actual collections, changes in assumptions due to lower LIBOR forward rates on second-lien RMBS issues and changes in assumptions on an international road transaction and U.S. public finance issues.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Financial Assets (excluding derivative assets)

Financial assets, excluding derivative assets, held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically, the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company, along with its third-party portfolio manager, reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company and its third-party portfolio manager believe a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, its third-party portfolio manager will obtain a price from another third-party provider or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of December 31, 2015 or 2014. All challenges to third-party prices are reviewed by staff of the Company as well as its third-party portfolio manager with relevant expertise to ensure reasonableness of assumptions. A pricing analysis is reviewed and approved by the Company’s Valuation Committee.

Financial Liabilities (excluding derivative liabilities)

Financial liabilities, excluding derivative liabilities, issued by the Company primarily consist of debt issued for general corporate purposes within its corporate segment, MTNs, investment agreements, debt issued by consolidated VIEs and warrants. Investment agreements, MTNs, and corporate debt are typically recorded at face value adjusted for premiums or discounts. The majority of the financial liabilities that the Company has elected to fair value or that require fair value reporting or disclosures are valued based on the estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for similar products. These valuations include adjustments for expected nonperformance risk of the Company.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Loans Receivable at Fair Value

Loans receivable at fair value are comprised of loans held by consolidated VIEs consisting of commercial and residential mortgage loans. Fair values of commercial loans are obtained from a pricing service and determined using actively quoted prices obtained from multiple market participants. Fair values of residential mortgage loans are determined using quoted prices for MBS issued by the respective VIE and adjusted for the fair values of the financial guarantees provided by MBIA Corp. on the related MBS. Loans receivable at fair value are categorized in Level 2 or Level 3 of the fair value hierarchy based on the input that is significant to the fair value measurement in its entirety.

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

Approximately 88% of the balance sheet fair value of insured credit derivatives as of December 31, 2015 was valued based on the Binomial Expansion Technique (“BET”) Model. Approximately 12% of the balance sheet fair value of insured credit derivatives as of December 31, 2015 was valued based on the internally developed Direct Price Model and the Dual Default model. The valuation of insured derivatives includes the impact of its credit standing. All of these derivatives are categorized as Level 3 of the fair value hierarchy as their fair value is derived using significant unobservable inputs.

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

Model Strengths and Weaknesses

The primary strengths of the BET Model:

•	The model takes account of transaction structure and key drivers of fair value. Transaction structure includes par insured, weighted average life, level of deductible or subordination (if any), and composition of collateral.

•	The model is a consistent approach to marking positions that minimizes the level of subjectivity. The Company has also developed a hierarchy for usage of various market-based spread inputs that reduces the level of subjectivity, especially during periods of high illiquidity.

•	The model uses market-based inputs including credit spreads for underlying reference collateral, recovery rates specific to the type and credit rating of reference collateral, diversity score of the entire collateral pool, and MBIA’s CDS and derivative recovery rate level.

The primary weaknesses of the BET Model:

•	As of December 31, 2015, some of the model inputs were either unobservable or derived from illiquid markets which might adversely impact the model’s reliability.

•	The BET Model requires an input for collateral spreads. However, some securities are quoted only in price terms. For securities that trade substantially below par, the calculation of spreads from price to spread can be subjective.

•	Results may be affected by using average spreads and a single diversity factor, rather than using specific spreads for each piece of underlying collateral and collateral-specific correlations.

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

b. Diversity Scores

Diversity scores are a means of estimating the diversification in a portfolio. The diversity score estimates the number of uncorrelated assets that are assumed to have the same loss distribution as the actual portfolio of correlated assets. While diversity score is a required input into the BET model, due to a shorter remaining weighted average life within the collateral of the structures, diversity score does not have a significant impact on valuation.

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

d. Nonperformance Risk

The Company’s valuation methodology for insured credit derivative liabilities incorporates MBIA Corp.’s own nonperformance risk. The Company calculates the fair value by discounting the market value loss estimated through the BET Model at discount rates which include MBIA Corp.’s CDS spreads as of December 31, 2015. The CDS spreads assigned to each deal are based on the weighted average life of the deal. The Company limits the nonperformance impact so that the derivative liability could not be lower than MBIA Corp.’s recovery derivative price multiplied by the unadjusted derivative liability.

Overall Model Results

As of December 31, 2015 and 2014, the Company’s net insured CDS derivative liability was $85 million and $244 million, respectively, based on the results of the aforementioned models. A significant driver of changes in fair value is MBIA Corp.’s nonperformance risk. In aggregate, the nonperformance calculation resulted in a pre-tax net insured derivative liability that was $99 million and $92 million lower than the net liability that would have been estimated if MBIA Corp. excluded nonperformance risk in its valuation as of December 31, 2015 and 2014, respectively. Nonperformance risk is a fair value concept and does not contradict MBIA Corp.’s internal view, based on fundamental credit analysis of MBIA Corp.’s economic condition, that MBIA Corp. will be able to pay all claims when due.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014. These tables exclude inputs used to measure fair value that are not developed by the Company, such as broker prices and other third-party pricing service valuations.

In millions	Fair Value as of December 31, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,292	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0%—5%(1%)
Loan repurchase commitments	396	Discounted cash flow	Recovery rates(1)
			Breach rates(1)
Liabilities of consolidated VIEs:
Variable interest entity notes	1,267	Market prices of VIE assets	Impact of financial guarantee	0%—37%(14%)
		adjusted for financial guarantees provided
Credit derivative liabilities, net: CMBS	72	BET Model	Recovery rates	25%—90%(66%)
			Nonperformance risk	33%—55%(54%)
			Weighted average life (in years)	1.1—3.2(1.6)
			CMBS spreads	0%—59%(19%)
Multi-sector CDO	3	Direct Price Model	Nonperformance risk	59%—59%(59%)
Other	10	BET Model and Dual Default	Recovery rates	42%—45%(43%)
			Nonperformance risk	59%—59%(59%)
			Weighted average life (in years)	0.5—7.3(1.9)
Other derivative liabilities	18	Discounted cash flow	Cash flows	$0—$83($42)(2)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of December 31, 2015 and 2014:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2015
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$866	$110	$—		$—	$976
State and municipal bonds	—	1,685	41	(1)	—	1,726
Foreign governments	153	43	2	(1)	—	198
Corporate obligations	—	1,450	7	(1)	—	1,457
Mortgage-backed securities:
Residential mortgage-backed agency	—	993	—		—	993
Residential mortgage-backed non-agency	—	51	—		—	51
Commercial mortgage-backed	—	31	—		—	31
Asset-backed securities:
Collateralized debt obligations	—	5	29	(1)	—	34
Other asset-backed	—	281	38	(1)	—	319

Total fixed-maturity investments	1,019	4,649	117		—	5,785
Money market securities	354	—	—		—	354
Perpetual debt and equity securities	18	190	—		—	208
Cash and cash equivalents	464	—	—		—	464
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	—	4	—		(1)	3

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2015
Assets of consolidated VIEs:
Corporate obligations	—	39	11	(1)	—	50
Mortgage-backed securities:
Residential mortgage-backed non-agency	—	172	—		—	172
Commercial mortgage-backed	—	672	—		—	672
Asset-backed securities:
Collateralized debt obligations	—	13	1	(1)	—	14
Other asset-backed	—	18	6	(1)	—	24
Cash	58	—	—		—	58
Loans receivable at fair value:
Residential loans receivable	—	—	1,185		—	1,185
Other loans receivable	—	—	107		—	107
Loan repurchase commitments	—	—	396		—	396
Derivative assets:
Currency derivatives	—	—	11	(1)	—	11

Total assets	$1,913	$5,757	$1,834		$(1)	$9,503

Liabilities:
Medium-term notes	$—	$—	$161	(1)	$—	$161
Derivative liabilities:
Insured derivatives:
Credit derivatives	—	3	85		—	88
Non-insured derivatives:
Interest rate derivatives	—	240	—		(32)	208
Other	—	—	18		—	18
Other liabilities:
Warrants	—	18	—		—	18
Securities sold, not yet purchased	18	—	—		—	18
Liabilities of consolidated VIEs:
Variable interest entity notes	—	1,095	1,267		—	2,362
Derivative liabilities:
Interest rate derivatives	—	45	—		—	45

Total liabilities	$18	$1,401	$1,531		$(32)	$2,918

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

Level 3 assets at fair value as of December 31, 2015 and 2014 represented approximately 19% and 20%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of December 31, 2015 and 2014 represented approximately 52% and 35%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of December 31, 2015 and 2014:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2015	Carry Value Balance as of December 31, 2015

Assets:
Other investments	$—	$—	$3	$3	$3
Accrued investment income(1)	—	38	—	38	38
Receivable for investments sold(1)	—	26	—	26	26
Assets of consolidated VIEs:
Investments held-to-maturity	—	—	2,401	2,401	2,689

Total assets	$—	$64	$2,404	$2,468	$2,756

Liabilities:
Long-term debt	$—	$762	$—	$762	$1,908
Medium-term notes	—	—	534	534	855
Investment agreements	—	—	595	595	462
Payable for investments purchased(2)	—	36	—	36	36
Liabilities of consolidated VIEs:
Variable interest entity notes	—	—	2,596	2,596	2,689

Total liabilities	$—	$798	$3,725	$4,523	$5,950

Financial Guarantees:
Gross	$—	$—	$3,093	$3,093	$1,530
Ceded	—	—	94	94	56

(1)—Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2)—Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

In millions	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2014	Carry Value Balance as of December 31, 2014

Assets:
Other investments	$—	$—	$4	$4	$4
Accrued investment income(1)	—	43	—	43	43
Receivable for investments sold(1)	—	69	—	69	69
Assets held for sale
Facility	—	26	—	26	26
Assets of consolidated VIEs:
Investments held-to-maturity	—	—	2,632	2,632	2,757

Total assets	$—	$138	$2,636	$2,774	$2,899

Liabilities:
Long-term debt	$—	$1,172	$—	$1,172	$1,810
Medium-term notes	—	—	801	801	1,004
Investment agreements	—	—	705	705	547
Payable for investments purchased(2)	—	42	—	42	42
Liabilities of consolidated VIEs:
Variable interest entity notes	—	—	2,779	2,779	2,757

Total liabilities	$—	$1,214	$4,285	$5,499	$6,160

Financial Guarantees:
Gross	$—	$—	$4,051	$4,051	$1,959
Ceded	—	—	109	109	65

(1)—Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2)—Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the years ended December 31, 2015 and 2014:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2015

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2015

Assets:
Foreign governments	$6	$—	$—	$—	$(1)	$—	$—	$—	$(3)	$—	$—	$2	$—
Corporate obligations	10	—	—	—	—	—	—	—	—	20	(23)	7	—
Commercial mortgage-backed	2	—	—	—	—	—	—	—	—	—	(2)	—	—
Collateralized debt obligations	87	—	—	3	—	—	—	(50)	(8)	1	(4)	29	—
Other asset-backed	85	(2)	—	(5)	—	4	—	(9)	(21)	12	(26)	38	—
State and municipal bonds	8	—	—	—	—	45	—	(10)	—	—	(2)	41	—
Assets of consolidated VIEs:
Corporate obligations	55	—	(4)	—	—	—	—	(5)	—	6	(41)	11	—
Residential mortgage- backed non-agency	3	—	1	—	—	—	—	(1)	—	2	(5)	—	—
Collateralized debt obligations	5	—	5	—	—	—	—	(1)	—	1	(9)	1	—
Other asset-backed	26	—	2	—	—	—	—	(9)	—	1	(14)	6	—
Loans receivable- residential	1,431	—	(13)	—	—	—	—	(233)	—	—	—	1,185	(13)
Loans receivable-other	—	—	(1)	—	—	108	—	—	—	—	—	107	(1)
Loan repurchase commitments	379	—	17	—	—	—	—	—	—	—	—	396	17
Currency derivatives net	—	—	4	—	7	—	—	—	—	—	—	11	11

Total assets	$2,097	$(2)	$11	$(2)	$6	$157	$—	$(318)	$(32)	$43	$(126)	$1,834	$14

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of December 31, 2015
Liabilities:
Medium-term notes	$197	$—	$(16)	$—	$(20)	$—	$—	$—	$—	$—	$—	$161	$(36)
Credit derivatives, net	244	28	(159)	—	—	—	—	(28)	—	—	—	85	(145)
Other derivatives, net	24	—	(6)	—	—	—	—	—	—	—	—	18	(6)
Liabilities of consolidated VIEs:
VIE notes	735	—	(5)	—	—	695	—	(158)	—	—	—	1,267	(5)

Total liabilities	$1,200	$28	$(186)	$—	$(20)	$695	$—	$(186)	$—	$—	$—	$1,531	$(192)

(1)—Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2014

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2014
Assets:
Foreign governments	$12	$—	$—	$—	$—	$—	$—	$(15)	$—	$9	$—	$6	$—
Corporate obligations	48	2	3	(3)	(1)	10	—	(7)	(48)	7	(1)	10	—
Residential mortgage- backed agency	—	—	—	—	—	—	—	(8)	—	37	(29)	—	—
Residential mortgage- backed non-agency	6	—	—	(1)	—	—	—	—	—	—	(5)	—	—
Commercial mortgage-backed	14	—	—	—	—	—	—	(14)	—	3	(1)	2	—
Collateralized debt obligations	82	(2)	1	28	—	5	—	(15)	(41)	36	(7)	87	—
Other asset-backed	58		—	4	—	11	—	(12)	(1)	52	(27)	85	—
State and municipal bonds	19	—	—	3	—	—	—	(4)	(4)	46	(52)	8	—
Perpetual debt and equity securities	11	—	2	—	—	—	—	—	(13)	4	(4)	—	—
Assets of consolidated VIEs:
Corporate obligations	48	—	(10)	—	—	—	—	(5)	(3)	25	—	55	—
Residential mortgage- backed non-agency	4	—	(1)	—	—	—	—	(1)	—	2	(1)	3	—
Commercial mortgage-backed	3	—	(3)	—	—	—	—	—	—	—	—	—	—
Collateralized debt obligations	22	—	(10)	—	—	—	—	(5)	—	1	(3)	5	1
Other asset-backed	54	—	(26)	—	—	—	—	(10)	—	18	(10)	26	(9)
Loans receivable	1,612	—	39	—	—	—	—	(220)	—	—	—	1,431	39
Loan repurchase commitments	359	—	20	—	—	—	—	—	—	—	—	379	20

Total assets	$2,352	$—	$15	$31	$(1)	$26	$—	$(316)	$(110)	$240	$(140)	$2,097	$51

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales			Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of December 31, 2014
Liabilities:
Medium-term notes	$203	$—	$20	$—	$(26)	$—	$—	$—	$			$—	$—	$197	$(6)
Credit derivatives, net	1,147	415	(903)	—	—	—	—	(415)		—		—	—	244	(20)
Other derivatives, net	—	30	(6)	—	—	—	—	—		—		—	—	24	(6)
Liabilities of consolidated VIEs:
VIE notes	940	—	46	—	—	—	3	(211)		(43)		—	—	735	42
Currency derivatives, net	11	—	(5)	—	(6)	—	—	—		—		—	—	—	(11)

Total liabilities	$2,301	$445	$(848)	$—	$(32)	$—	$3	$(626)		$(43)	(2)	$—	$—	$1,200	$(1)

(1)—Transferred in and out at the end of the period.

(2)—Primarily relates to the deconsolidation of VIEs.

Transfers into and out of Level 3 were $43 million and $126 million, respectively, for the year ended December 31, 2015. Transfers into and out of Level 2 were $126 million and $43 million, respectively, for the year ended December 31, 2015. Transfers into Level 3 were principally related to corporate obligations and other ABS, where inputs, which are significant to their valuation, became unobservable during the period. Corporate obligations, other ABS and CDOs comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Transfers into and out of Level 3 were $240 million and $140 million, respectively, for the year ended December 31, 2014. Transfers into and out of Level 2 were $140 million and $240 million, respectively, for the year ended December 31, 2014. Transfers into Level 3 were principally related to other ABS, state and municipal bonds, RMBS agency, CDOs and corporate obligations, where inputs, which are significant to their valuation, became unobservable during the period. State and municipal bonds, other ABS and RMBS agency comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the years ended December 31, 2015, 2014 and 2013 are reported on the Company’s consolidated statements of operations as follows:

In millions	Total Gains (Losses) Included in Earnings			Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of December 31,
	2015	2014	2013	2015	2014	2013
Revenues:
Unrealized gains (losses) on insured derivatives	$159	$903	$1,778	$145	$20	$(87)
Realized gains (losses) and other settlements on insured derivatives	(28)	(445)	(1,548)	—	—	—
Net gains (losses) on financial instruments at fair value and foreign exchange	39	18	(37)	42	12	(12)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	23	(32)	160	19	20	260

Total	$193	$444	$353	$206	$52	$161

Fair Value Option

The Company elected to record at fair value certain financial instruments that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following table presents the changes in fair value included in the Company’s consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 for financial instruments for which the fair value option was elected:

	Years Ended December 31,
In millions	2015	2014	2013
Investments carried at fair value(1)	$(3)	$2	$8
Fixed-maturity securities held at fair value-VIE(2)	(146)	(104)	(74)
Loans receivable at fair value:
Residential mortgage loans(2)	(246)	(182)	(107)
Other loans(2)	—	10	13
Loan repurchase commitments(2)	17	20	172
Medium-term notes(1)	36	6	38
Variable interest entity notes(2)	381	269	155

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2015 and 2014 for loans and notes for which the fair value option was elected:

	As of December 31, 2015			As of December 31, 2014
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$1,260	$1,149	$111	$1,554	$1,377	$177
Residential mortgage loans (90 days or more past due)	177	36	141	227	54	173
Other loans	107	107	—	721	711	10
Other loans (90 days or more past due)	75	—	75	—	—	—

Total loans receivable at fair value	$1,619	$1,292	$327	$2,502	$2,142	$360
Variable interest entity notes	$3,663	$2,362	$1,301	$3,584	$2,479	$1,105
Medium-term notes	$217	$161	$56	$242	$197	$45

Substantially all gains and losses included in earnings during the periods ended December 31, 2015 and 2014 on loans receivable and VIE notes reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the VIE notes, resulting in depressed pricing of the financial instruments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments

Investments, excluding those elected under the fair value option, include debt and equity securities classified as either AFS or HTM. Other AFS investments primarily comprised money market funds.

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and other-than-temporary impairments (“OTTI”) for AFS and HTM investments in the Company’s consolidated investment portfolio as of December 31, 2015 and 2014:

	December 31, 2015
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$947	$32	$(3)	$976	$—
State and municipal bonds	1,674	65	(14)	1,725	—
Foreign governments	197	3	(2)	198	—
Corporate obligations	1,516	21	(103)	1,434	(85)
Mortgage-backed securities:
Residential mortgage-backed agency	995	7	(9)	993	—
Residential mortgage-backed non-agency	55	2	(6)	51	(4)
Commercial mortgage-backed	31	—	—	31	—
Asset-backed securities:
Collateralized debt obligations	51	—	(18)	33	—
Other asset-backed	331	1	(17)	315	—

Total fixed-maturity investments	5,797	131	(172)	5,756	(89)
Money market securities	351	—	—	351	—
Perpetual debt and equity securities	12	1	—	13	—

Total AFS investments	$6,160	$132	$(172)	$6,120	$(89)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$2,689	$24	$(312)	$2,401	$—

Total HTM investments	$2,689	$24	$(312)	$2,401	$—

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

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of December 31, 2015. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$412	$412	$—	$—
Due after one year through five years	1,577	1,587	—	—
Due after five years through ten years	859	876	—	—
Due after ten years	1,486	1,458	2,689	2,401
Mortgage-backed and asset-backed	1,463	1,423	—	—

Total fixed-maturity investments	$5,797	$5,756	$2,689	$2,401

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of December 31, 2015 and 2014 was $10 million. These deposits are required to comply with state insurance laws.

Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of December 31, 2015 and 2014, the fair value of securities pledged as collateral for these investment agreements approximated $457 million and $532 million, respectively. The Company’s collateral as of December 31, 2015 consisted principally of U.S. Treasury and government agency and state and municipal bonds, and was primarily held with major U.S. banks. Additionally, the Company pledged cash and money market securities as collateral under investment agreements in the amount of $12 million and $26 million as of December 31, 2015 and 2014, respectively.

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of December 31, 2015 and 2014:

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$434	$(2)	$50	$(1)	$484	$(3)
State and municipal bonds	536	(11)	42	(3)	578	(14)
Foreign governments	32	(2)	—	—	32	(2)
Corporate obligations	693	(14)	78	(89)	771	(103)
Mortgage-backed securities:
Residential mortgage-backed agency	399	(4)	159	(5)	558	(9)
Residential mortgage-backed non-agency	24	(2)	17	(4)	41	(6)
Commercial mortgage-backed	25	—	1	—	26	—
Asset-backed securities:
Collateralized debt obligations	2	—	29	(18)	31	(18)
Other asset-backed	242	(1)	34	(16)	276	(17)

Total fixed-maturity investments	2,387	(36)	410	(136)	2,797	(172)
Perpetual debt and equity securities	2	—	3	—	5	—

Total AFS investments	$2,389	$(36)	$413	$(136)	$2,802	$(172)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$1,093	$(17)	$280	$(295)	$1,373	$(312)

Total HTM investments	$1,093	$(17)	$280	$(295)	$1,373	$(312)

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

Gross unrealized losses on AFS securities increased as of December 31, 2015 compared with December 31, 2014 primarily due to market price depreciation driven by higher interest rates. Gross unrealized losses on HTM securities increased as of December 31, 2015 compared with December 31, 2014 primarily due to widening of credit spreads.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of December 31, 2015 and 2014 was 17 and 13 years, respectively. As of December 31, 2015 and 2014, there were 65 and 143 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 22 and 23 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of December 31, 2015:

	AFS Securities			HTM Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	8	$15	$14	—	$—	$—
> 15% to 25%	3	25	20	—	—	—
> 25% to 50%	7	46	28	—	—	—
> 50%	3	123	20	1	575	280

Total	21	$209	$82	1	$575	$280

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following table presents the fair value and gross unrealized loss by credit rating category of ABS, MBS and corporate obligations included in the Company’s consolidated AFS investment portfolio, as of December 31, 2015, for which fair value was less than amortized cost. The credit ratings are based on ratings from Moody’s as of December 31, 2015 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Asset Type	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS	$182	$(1)	$82	$(1)	$2	$—	$5	$—	$29	$(33)	$7	$—	$307	$(35)
MBS	560	(9)	17	—	2	—	5	—	26	(2)	15	(4)	625	(15)
Corporate obligations	117	(1)	235	(3)	313	(5)	84	(8)	5	—	17	(86)	771	(103)

Total	$859	$(11)	$334	$(4)	$317	$(5)	$94	$(8)	$60	$(35)	$39	$(90)	$1,703	$(153)

The preceding table includes a corporate obligations security in the not rated category, for which the Company recorded additional credit loss impairment for the year ended December 31, 2015. Refer to “Credit Loss Rollforward” section within the OTTI section for further information.

The total ABS, MBS and corporate obligations reported in the preceding table include those which are guaranteed by financial guarantors. In addition, the following table presents information on ABS and MBS guaranteed by the Company and third-party financial guarantors.

			Insured Securities Rated Below Investment Grade without the Effect of Guarantee
Asset Type	Average Credit Rating with the Effect of Guarantee	Average Credit Rating without the Effect of Guarantee	(in millions)	Percentage
			Fair Value
ABS	Baa	Below Investment Grade	$27	51%
MBS	Below Investment Grade	Below Investment Grade	$19	100%

Refer to the table in the “Determination of Credit Loss Guaranteed by the Company and Other Third-Party Guarantors” section within the OTTI section of this note for information on the insured securities included in the table above.

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of December 31, 2015 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

In calculating credit-related losses, the Company uses cash flow modeling based on the type of security. The Company’s cash flow analysis considers all sources of cash, including credit enhancement, that support the payment of amounts owed by an issuer of a security. This includes the consideration of cash expected to be provided by financial guarantors, including MBIA Corp. and National, resulting from an actual or potential insurance policy claim. In general, any change in the amount and/or timing of cash flows received or expected to be received, whether or not such cash flows are contractually defined, is reflected in the Company’s cash flow analysis for purposes of assessing an OTTI loss on an impaired security.

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

Determination of Credit Loss on ABS, MBS and Corporate Obligations

ABS investments are evaluated for OTTI using historical collateral performance, deal waterfall and structural protections, credit ratings, and forward looking projections of collateral performance based on business and economic conditions specific to each collateral type and risk. The underlying collateral is evaluated to identify any specific performance concerns, and stress scenarios are considered in forecasting ultimate returns of principal. Based on this evaluation, if a principal default is projected for a security, estimated future cash flows are discounted at the security’s interest rate used to recognize interest income on the security. For CDO investments, the Company uses the same tools as its RMBS investments discussed below, aggregating the bond level cash flows to the CDO investment level. If the present value of cash flows is less than the Company’s amortized cost for the security, the difference is recorded as an OTTI loss.

RMBS investments are evaluated for OTTI using several quantitative tools. Loan level data is obtained and analyzed in a model that produces prepayment, default, and severity vectors. The model uses macro inputs, including housing price assumptions and interest rates. The vector outputs are used as inputs to a third-party cash flow model, which considers deal waterfall dynamics and structural features, to generate cash flows for an RMBS investment. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income of the security to arrive at a present value amount. If the present value of the cash flows is less than the Company’s amortized cost for the investment, the difference is recorded as an OTTI loss.

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

The following table provides information about securities held by the Company as of December 31, 2015 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve(2)
Asset-backed:
MBIA(1)	$54	$(33)	$14
Mortgage-backed:
MBIA(1)	19	(2)	14
Other:
MBIA(1)	80	(3)	—

Total	$153	$(38)	$28

(1)—Includes investments insured by MBIA Corp. and National.

(2)—Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Credit Loss Rollforward

The portion of certain OTTI losses on fixed-maturity securities that does not represent credit losses is recognized in AOCI. For these impairments, the net amount recognized in earnings represents the difference between the amortized cost of the security and the net present value of its projected future discounted cash flows prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the OTTI losses was recognized in AOCI, and the corresponding changes in such amounts. The additional credit loss impairments for the years ended December 31, 2015 and 2014, primarily related to a corporate obligation that incurred liquidity concerns, ongoing credit risk and other adverse financial conditions.

In millions	Years Ended December 31,
Credit Losses Recognized in Earnings Related to OTTI	2015	2014	2013
Beginning balance	$16	$175	$197
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	15	—
Additions for credit loss impairments recognized in the current period on securities previously impaired	10	1	—
Reductions for credit loss impairments previously recognized on securities sold during the period	—	(174)	(16)
Reductions for increases in cash flows expected to be collected over the remaining life of the security	—	(1)	(6)

Ending balance	$26	$16	$175

Sales of Available-for-Sale Investments

Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Years Ended December 31,
In millions	2015	2014	2013
Proceeds from sales	$1,145	$757	$1,726
Gross realized gains	$32	$66	$57
Gross realized losses	$(16)	$(15)	$(29)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of December 31, 2015 and 2014. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

$ in millions	As of December 31, 2015
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	2.1 Years	$1,947	$—	$300	$—	$961	$3,208	$(85)
Insured swaps	16.5 Years	—	109	2,715	940	22	3,786	(3)

Total notional		$1,947	$109	$3,015	$940	$983	$6,994

Total fair value		$—	$—	$(4)	$(2)	$(82)		$(88)

$ in millions	As of December 31, 2014
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	1.6 Years	$6,914	$246	$968	$193	$1,160	$9,481	$(244)
Insured swaps	16.7 Years	—	117	2,935	970	22	4,044	(2)

Total notional		$6,914	$363	$3,903	$1,163	$1,182	$13,525

Total fair value		$(2)	$—	$(2)	$(2)	$(240)		$(246)

Internal credit ratings assigned by MBIA on the underlying collateral are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future debt service payments that MBIA may be required to make under these guarantees as of December 31, 2015 is $3.4 billion. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of December 31, 2015, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $50 million. Of this amount, $31 million is netted within “Derivative liabilities” and $19 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities. As of December 31, 2014, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $12 million. All of the $12 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities. As of December 31, 2015, the Company had securities with a fair value of $259 million posted to derivative counterparties and this amount is included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheet. As of December 31, 2014, the Company had securities with a fair value of $198 million posted to derivative counterparties and this amount is included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheet.

As of December 31, 2015 and 2014, the fair value on one Credit Support Annex (“CSA”) was $3 million and $2 million, respectively. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of December 31, 2015 and 2014, the counterparty was rated A2 by Moody’s and A by S&P.

Financial Statement Presentation

The fair value of amounts recognized for eligible derivative contracts executed with the same counterparty under a master netting agreement, including any cash collateral that may have been received or posted by the Company, is presented on a net basis in accordance with accounting guidance for the offsetting of fair value amounts related to derivative instruments. Insured CDS and insured swaps are not subject to master netting agreements. VIE derivative assets and liabilities are not presented net of any master netting agreements. Counterparty netting of derivative assets and liabilities offsets balances in “Interest rate swaps” as of December 31, 2015 and 2014.

As of December 31, 2015, the total fair value of the Company’s derivative assets, after counterparty netting of $1 million, was $19 million, of which $14 million was reported within “Other assets” and “Derivative assets” presented under “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. Embedded derivatives of $5 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

As of December 31, 2015, the total fair value of the Company’s derivative liabilities, after counterparty netting of $1 million and cash collateral posted by the company of $31 million, was $374 million, of which $359 million was reported within “Derivative liabilities” and “Derivative liabilities” presented under “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Embedded derivatives of $15 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of December 31, 2015:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$3,208	Other assets	$—	Derivative liabilities	$(85)
Insured swaps	3,786	Other assets	—	Derivative liabilities	(3)
Interest rate swaps	1,153	Other assets	4	Derivative liabilities	(240)
Interest rate swaps-VIE	899	Derivative assets-VIE	—	Derivative liabilities-VIE	(45)
Interest rate swaps-embedded	396	Medium-term notes	5	Medium-term notes	(15)
Currency swaps-VIE	83	Derivative assets-VIE	11	Derivative liabilities-VIE	—
All other	83	Other assets	—	Derivative liabilities	(18)
All other-VIE	241	Derivative assets-VIE	—	Derivative liabilities-VIE	—
All other-embedded	10	Other investments	—	Other investments	—

Total non-designated derivatives	$9,859		$20		$(406)

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

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of December 31, 2014:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$9,481	Other assets	$—	Derivative liabilities	$(244)
Insured swaps	4,044	Other assets	—	Derivative liabilities	(2)
Interest rate swaps	1,450	Other assets	83	Derivative liabilities	(248)
Interest rate swaps-embedded	437	Medium-term notes	8	Medium-term notes	(19)
Currency swaps-VIE	91	Derivative assets-VIE	—	Derivative liabilities-VIE	—
All other	83	Other assets	—	Derivative liabilities	(24)
All other-VIE	241	Derivative assets-VIE	—	Derivative liabilities-VIE	—
All other-embedded	12	Other investments	—	Other investments	—

Total non-designated derivatives	$15,839		$91		$(537)

(1)—In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013:

In millions	Location of Gain (Loss) Recognized in Income on Derivative	Years Ended December 31,
Derivatives Not Designated as Hedging Instruments		2015	2014	2013
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$157	$888	$1,725
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(28)	(413)	(1,545)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(108)	(78)	65
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	31	—	17
Currency swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	—	—	1
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	10	11	10
All other	Unrealized gains (losses) on insured derivatives	—	15	52
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	7	6	—
All other	Realized gains (losses) and other settlements on insured derivatives	—	(31)	—

Total		$69	$398	$325

Note 10: Debt

Long-Term Debt

The Company’s long-term debt consists of notes and debentures including accrued interest as follows:

	As of December 31,
In millions	2015	2014
6.400% Senior Notes due 2022(1)	$266	$266
7.000% Debentures due 2025	46	56
7.150% Debentures due 2027	100	100
6.625% Debentures due 2028	141	141
5.700% Senior Notes due 2034(2)	21	21
Accrued interest	8	8

	582	592
14% Surplus Notes due 2033(3)	940	940
Accrued interest	386	278

Total	$1,908	$1,810

(1)—Callable on or after August 15, 2006 at 100.00.

(2)—Callable anytime at the greater of 100.00 or the present value of the remaining scheduled payments of principal and interest.

(3)—Callable on or after January 15, 2018 and every fifth anniversary thereafter at 100.00.

In addition to the preceding table, as of December 31, 2015, National owned $136 million principal amount of the 5.700% Senior Notes due 2034 that are eliminated on a consolidated basis.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Debt (continued)

The Company’s long-term debt presented in the preceding table is subject to certain restrictive covenants, none of which significantly restrict the Company’s operating activities or dividend-paying ability. As of December 31, 2015 and 2014, the Company was in compliance with all debt covenants as there was no occurrence of any event of default with respect to the above securities. Key events of default include: (i) default in the payment of any interest or principal when it becomes due and payable; (ii) default in the performance, or breach, of any covenant or warranty of MBIA; (iii) in the case of certain long-term debt, MBIA Inc.’s failure to make a payment on certain indebtedness in an amount in excess of $10 million; (iv) in the case of certain series of long-term debt, the Company’s default with respect to certain indebtedness that results in the acceleration of certain indebtedness in an amount in excess of $10 million; (v) entry by a court having jurisdiction in the premises of a decree or order for relief in respect of MBIA, or in the case of certain long-term debt, National, in an involuntary case or proceeding under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law; and (vi) commencement by MBIA of a voluntary case or proceeding under any applicable federal or state bankruptcy, insolvency, reorganization or other similar law.

On January 16, 2008, MBIA Corp. issued $1.0 billion of 14% fixed-to-floating rate surplus notes due January 15, 2033. As of December 31, 2015, MBIA Corp. has repurchased a total of $47 million par value outstanding of its surplus notes at a weighted average price of $77.08 and in addition, MBIA Inc., through its corporate segment, owned $13 million of MBIA Corp. surplus notes. The surplus notes had an initial interest rate of 14% until January 15, 2013 and thereafter have an interest rate of three-month LIBOR plus 11.26%. Interest and principal payments on the surplus notes are subject to prior approval by the Superintendent of the NYSDFS. From the January 15, 2013 interest payment to the present, MBIA Corp.’s requests for approval of the note interest payments have been denied by the NYSDFS. MBIA Corp. provides notice to the Fiscal Agent when it does not make a scheduled interest payment. The deferred interest payment will become due on the first business day on or after which MBIA Corp. obtains approval to make such payment. No interest will accrue on the deferred interest. The surplus notes were callable at par at the option of MBIA Corp. on the fifth anniversary of the date of issuance, and are callable at par on January 15, 2018 and every fifth anniversary thereafter and are callable on any other date at par plus a make-whole amount, subject to prior approval by the Superintendent and other restrictions. The cash received from the issuance of surplus notes was used for general business purposes and the deferred debt issuance costs are being amortized over the term of the surplus notes.

The aggregate maturities of principal payments of long-term debt obligations in each of the next five years ending December 31, and thereafter, are as follows:

In millions	2016	2017	2018	2019	2020	Thereafter	Total
Corporate debt	$—	$—	$—	$—	$—	$574	$574
14% Surplus Notes due 2033(1)	—	—	940	—	—	—	940

Total debt obligations due	$—	$—	$940	$—	$—	$574	$1,514

(1)—Callable on or after January 15, 2018 and every fifth anniversary thereafter at 100.00 subject to the prior approval by the Superintendent of the NYSDFS.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Debt (continued)

Investment agreements have been issued with either fixed or floating interest rates in U.S. dollars. As of December 31, 2015, the annual interest rates on these agreements ranged from 4.40% to 6.89% and the weighted average interest rate was 5.56%. As of December 31, 2014, the annual interest rates on these agreements ranged from 3.48% to 7.38% and the weighted average interest rate was 5.50%. Expected principal payments due under these investment agreements in each of the next five years ending December 31 and thereafter, based upon contractual maturity dates, are as follows:

In millions	Principal Amount
Maturity date:
2016	$36
2017	55
2018	17
2019	7
2020	37
Thereafter	373

Total expected principal payments(1)	$525
Less discount and other adjustments(2)	63

Total	$462

(1)- Amounts reflect principal due at maturity for investment agreements issued at a discount.

(2)- Includes discounts of $69 million on investment agreements, net of accrued interest of $6 million.

Medium-Term Notes

MTNs are recorded as liabilities on the Company’s balance sheets based upon proceeds received, net of unamortized discounts and premiums, plus unpaid accrued interest at the balance sheet date. Certain MTNs are measured at fair value in accordance with the accounting guidance for hybrid financial instruments. MTNs are issued by MBIA Global Funding, LLC (“GFL”) with either fixed or floating interest rates and in U.S. dollars and foreign currencies. During the year ended December 31, 2015, the Company repurchased approximately $40 million par value outstanding of GFL MTNs issued by the Company’s corporate segment at a cost of approximately 100% of par value. As of December 31, 2015, the interest rates of the MTNs ranged from 0% to 6.40 % and the weighted average interest rate was 2.42%. As of December 31, 2014, the interest rates of the MTNs ranged from 0% to 9.08% and the weighted average interest rate was 2.44%. Expected principal payments due under MTN obligations based on their contractual maturity dates are as follows:

In millions	Principal Amount
Maturity date:
2016	$112
2017	39
2018	59
2019	55
2020	1
Thereafter	1,098

Total expected principal payments(1)	$1,364
Less discount and other adjustments(2)	348

Total	$1,016

(1)—Amounts reflect principal due at maturity for notes issued at a discount or premium.

(2)—Includes discounts of $296 million, fair value adjustments of $56 million, net of accrued interest of $4 million.

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

The maturity of the Company’s international and structured finance insurance segment’s VIE notes, as of December 31, 2015 is presented in the following table:

In millions
Maturity date:
2016	$567
2017	516
2018	505
2019	364
2020	314
Thereafter	2,785

Total	$5,051	(1)

(1)—Includes $2.4 billion of VIE notes accounted for at fair value as of December 31, 2015.

Note 11: Income Taxes

Income (loss) from operations before provision (benefit) for income taxes consisted of:

	Years Ended December 31,
In millions	2015	2014	2013
Domestic	$303	$574	$435
Foreign	(14)	67	(19)

Income (loss) before income taxes	$289	$641	$416

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

The Company files a consolidated tax return that includes all of its U.S. subsidiaries and foreign branches. The Company also files tax returns in the United Kingdom, France, Spain, and various state and local jurisdictions. Income tax expense (benefit) on income (loss) and shareholders’ equity consisted of:

	Years Ended December 31,
In millions	2015	2014	2013
Current taxes:
Federal	$—	$—	$—
State	1	10	8
Foreign	2	12	1
Deferred taxes:
Federal	97	48	165
Foreign	9	2	(8)

Provision (benefit) for income taxes	109	72	166

Income taxes charged (credited) to shareholders’ equity related to:
Change in unrealized gains (losses) on AFS securities	(30)	89	(81)
Change in AFS securities with OTTI	—	(29)	4
Change in foreign currency translation	(14)	(13)	1
Share-based compensation	9	2	4

Total income taxes charged (credited) to shareholders’ equity	(35)	49	(72)

Total effect of income taxes	$74	$121	$94

A reconciliation of the U.S. federal statutory tax rate of 35% to the Company’s effective income tax rate for the years ended December 31, 2015, 2014 and 2013 is presented in the following table:

	Years Ended December 31,
	2015	2014	2013
Federal income tax computed at the statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Mark-to-market on warrants	(1.2)%	(1.6)%	3.8%
Change in valuation allowance	0.0%	(13.5)%	(12.6)%
Change in uncertain tax positions	0.0%	(9.1)%	2.8%
Non deductible compensation	2.7%	0.0%	0.0%
Basis difference in foreign subsidiary	0.0%	0.0%	11.4%
Other	1.2%	0.4%	(0.5)%

Effective tax rate	37.7%	11.2%	39.9%

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2015 and 2014 are presented in the following table:

	As of December 31,
In millions	2015	2014
Deferred tax liabilities:
Unearned premium revenue	$159	$196
Deferral of cancellation of indebtedness income	68	91
Deferred acquisition costs	56	72
Net unrealized gains in accumulated other comprehensive income	—	4
Partnership basis difference	30	45
Basis difference in foreign subsidiaries	40	59
Other	91	55

Total gross deferred tax liabilities	444	522

Deferred tax assets:
Compensation and employee benefits	19	30
Accrued interest	137	99
Loss and loss adjustment expense reserves	119	69
Net operating loss and tax credit carryforwards	972	1,150
Other-than-temporary impairments	5	6
Net unrealized losses on insured derivatives	35	93
Net losses on financial instruments at fair value and foreign exchange	45	37
Net unrealized losses in accumulated other comprehensive income	15	—
Alternative minimum tax credit carryforward	22	22
Net deferred taxes on VIEs	14	25

Total gross deferred tax assets	1,383	1,531

Valuation allowance	—	—

Net deferred tax asset	$939	$1,009

The Company came to the conclusion that it is more likely than not that its net deferred tax asset will be fully realized after weighing all positive and negative evidence available as required under GAAP. The positive evidence that was considered included the cumulative operating income the Company has earned over the last three years, and the significant unearned premium income to be included in taxable income. The positive evidence outweighs any negative evidence that exists. As such, the Company believes that no valuation allowance is necessary in connection with this deferred tax asset. The Company will continue to analyze the need for a valuation allowance on a quarterly basis.

In accordance with accounting guidance for income taxes, the netting of deferred taxes between different taxpaying jurisdictions is not permitted. As of December 31, 2015, there was also a non-U.S. deferred tax liability of $12 million included in “Other liabilities” on the Company’s consolidated balance sheet.

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

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in UTB and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of December 31, 2015 and 2014, the Company had no UTB outstanding.

In millions
Unrecognized tax benefit as of January 1, 2013	$47
The gross amount of the increase/(decrease) in the UTB as a result of tax positions taken:
During a prior year	18
The amounts of decreases in the UTB as a result of the applicable statute of limitations	—

Unrecognized tax benefit as of December 31, 2013	$65
The gross amount of the increase/(decrease) in the UTB as a result of tax positions taken:
During a prior year	(61)
During the current year	—
The amounts of decreases in the UTB related to settlements with taxing authorities	(4)

Unrecognized tax benefit as of December 31, 2014	$—
The gross amount of the increase/(decrease) in the UTB as a result of tax positions taken:
During the current year	—
The amounts of decreases in the UTB related to settlements with taxing authorities	—
The reduction in the UTB as a result of the applicable statute of limitations	—

Unrecognized tax benefit as of December 31, 2015	$—

MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. Federal income tax returns through 2011 have been examined or surveyed.

The tax authorities in the United Kingdom have audited MBIA UK for tax years 2005 through 2012. In April of 2015, MBIA UK received correspondence from the HM Revenue & Customs closing the audit for the years under examination with no change in taxable income.

As of December 31, 2015, the Company’s NOL is approximately $2.8 billion. The NOL will expire between tax years 2029 through 2034. As of December 31, 2015, the Company’s foreign tax credit (“FTC”) is approximately $9 million. The FTC will expire between years 2019 through 2025. As of December 31, 2015, the Company has an alternative minimum tax credit carryforward of $22 million, which does not expire.

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

U.S. Public Finance Insurance

The Company’s U.S. public finance insurance segment is principally conducted through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, U.S. public finance insured obligations when due. The obligations are not subject to acceleration, except that National may have the right, at its discretion, to accelerate insured obligations upon default or otherwise. National issues financial guarantees for municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utilities, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams.

Corporate

The Company’s corporate segment consists of general corporate activities, including providing general support services to MBIA’s other operating businesses and asset and capital management. General support services are provided by the Company’s service company, MBIA Services Corporation (“MBIA Services”). MBIA Services provides various support services including, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. Capital management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiaries, GFL and MBIA Investment Management Corp. (“IMC”). MBIA Inc. issued debt to finance the operations of the MBIA group. GFL raised funds through the issuance of MTNs with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. The company has ceased issuing these MTNs and investment agreements and the outstanding liability balances and corresponding asset balances have declined over time as liabilities mature, terminate or are retired. All of the debt within the corporate segment is managed collectively and is serviced by available liquidity.

International and Structured Finance Insurance

The Company’s international and structured finance insurance segment is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, non-U.S. public finance and global structured finance insured obligations when due, or in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise. Certain guaranteed investment contracts written by MBIA Inc. are insured by MBIA Corp., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. MBIA Corp. insures debt obligations of the following affiliates:

•	MBIA Inc.;

•	GFL;

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

•	IMC; and

•	LaCrosse Financial Products, LLC, a wholly-owned affiliate, in which MBIA Corp. has written insurance policies guaranteeing the obligations under CDS, including termination payments that may become due upon certain events including the insolvency or payment default of the financial guarantor or the CDS issuer.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

Segments Results

The following tables provide the Company’s segment results for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$389	$27	$114	$—		$530
Net change in fair value of insured derivatives	—	—	129	—		129
Net gains (losses) on financial instruments at fair value and foreign exchange	14	58	(9)	—		63
Net investment losses related to other-than-temporary impairments	(10)	(3)	—	—		(13)
Net gains (losses) on extinguishment of debt	—	(1)	—	—		(1)
Other net realized gains (losses)	(4)	21	—	—		17
Revenues of consolidated VIEs	—	—	128	—		128
Inter-segment revenues(2)	34	67	63	(164)		—

Total revenues	423	169	425	(164)		853
Losses and loss adjustment	5	—	118	—		123
Operating	38	79	73	—		190
Interest	—	97	102	—		199
Expenses of consolidated VIEs	—	—	52	—		52
Inter-segment expenses(2)	89	7	64	(160)		—

Total expenses	132	183	409	(160)		564

Income (loss) before income taxes	291	(14)	16	(4)		289
Provision (benefit) for income taxes	100	7	3	(1)		109

Net income (loss)	$191	$(21)	$13	$(3)		$180

Identifiable assets	$5,265	$2,606	$9,882	$(2,898)	(3)	$14,855

(1)—Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2)—Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3)—Consists of intercompany deferred income taxes, reinsurance balances and repurchase agreements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

	Year Ended December 31, 2014
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Advisory Services	Conduit	Eliminations		Consolidated
Revenues(1)	$373	$42	$189	$12	$—	$—		$616
Net change in fair value of insured derivatives	1	—	458	—	—	—		459
Net gains (losses) on financial instruments at fair value and foreign exchange	26	55	—	(3)	—	—		78
Net investment losses related to other-than-temporary impairments	(15)	—	—	—	—	—		(15)
Net gains (losses) on extinguishment of debt	—	3	—	—	—	—		3
Other net realized gains (losses)	14	2	12	—	—	—		28
Revenues of consolidated VIEs	—	—	105	(8)	4	—		101
Inter-segment revenues(2)	44	46	55	22	(1)	(166)		—

Total revenues	443	148	819	23	3	(166)		1,270
Losses and loss adjustment	(10)	—	143	—	—	—		133
Operating	38	87	72	42	—	—		239
Interest	—	101	109	—	—	—		210
Expenses of consolidated VIEs	—	—	47	—	—	—		47
Inter-segment expenses(2)	78	15	64	6	9	(172)		—

Total expenses	106	203	435	48	9	(172)		629

Income (loss) before income taxes	337	(55)	384	(25)	(6)	6		641
Provision (benefit) for income taxes	115	(173)	134	(6)	—	2		72

Net income (loss)	$222	$118	$250	$(19)	$(6)	$4		$569

Identifiable assets	$5,887	$2,846	$10,086	$793	$—	$(3,328)	(3)	$16,284

(1)—Represents	the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.
(2)—Represents	intercompany premium income and expense, intercompany asset management fees and expenses, intercompany interest income and expense pertaining to intercompany receivables and payables and intercompany loans.
(3)—Consists	of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

	Year Ended December 31, 2013
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Advisory Services	Conduit	Eliminations		Consolidated
Revenues(1)	$425	$55	$148	$16	$—	$—		$644
Net change in fair value of insured derivatives	3	—	229	—	—	—		232
Net gains (losses) on financial instruments at fair value and foreign exchange	29	15	24	1	—	—		69
Net gains (losses) on extinguishment of debt	—	22	—	—	—	38	(3)	60
Other net realized gains (losses)	(29)	—	—	—	—	—		(29)
Revenues of consolidated VIEs	—	(14)	237	—	10	—		233
Inter-segment revenues(2)	90	85	78	26	(9)	(270)		—

Total revenues	518	163	716	43	1	(232)		1,209
Losses and loss adjustment	105	—	12	—	—	—		117
Operating	66	157	108	53	—	—		384
Interest	—	124	112	—	—	—		236
Expenses of consolidated VIEs	—	—	50	—	6	—		56
Inter-segment expenses(2)	96	7	136	7	26	(272)		—

Total expenses	267	288	418	60	32	(272)		793

Income (loss) before income taxes	251	(125)	298	(17)	(31)	40		416
Provision (benefit) for income taxes	82	(15)	101	(5)	(10)	13		166

Net income (loss)	$169	$(110)	$197	$(12)	$(21)	$27		$250

Identifiable assets	$6,056	$2,641	$11,687	$44	$177	$(3,652)	(4)	$16,953

(1)—Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements, investment management fees and other fees.

(2)—Represents intercompany premium income and expense, intercompany asset management fees and expenses, intercompany interest income and expenses pertaining to intercompany receivables and payables and intercompany loans.

(3)—Represents the gain on the debt received as consideration in connection with the settlement with Bank of America.

(4)—Consists of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
In millions	2015	2014	2013
Total premiums earned:
United States	$310	$299	$391
United Kingdom	30	36	34
Europe (excluding United Kingdom)	4	7	11
Internationally diversified	3	9	9
Central and South America	29	49	36
Asia	3	4	4
Other	6	12	9

Total	$385	$416	$494

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

As of December 31, 2015, insurance in force, which represents principal and interest or other amounts owing on insured obligations, had an expected maturity range of 1 to 42 years. The distribution of MBIA Corp.’s and National’s combined insurance in force by geographic location, excluding $2.2 billion and $2.6 billion relating to debt obligations guaranteed by MBIA Corp. on behalf of affiliated companies as of December 31, 2015 and 2014, respectively, is presented in the following table:

	As of December 31,
$ in billions	2015		2014
Geographic Location	Insurance in Force	% of Insurance in Force	Insurance in Force	% of Insurance in Force
California	$55.5	17.0%	$73.8	16.9%
New York	23.4	7.1%	29.8	6.8%
Illinois	20.5	6.3%	25.4	5.8%
Florida	15.2	4.7%	24.1	5.5%
Texas	14.5	4.4%	21.1	4.8%
New Jersey	13.7	4.2%	16.8	3.9%
Puerto Rico	9.0	2.8%	10.1	2.3%
Michigan	8.3	2.5%	12.3	2.8%
Colorado	6.9	2.1%	8.5	1.9%
Pennsylvania	6.4	2.0%	9.3	2.1%

Subtotal	173.4	53.1%	231.2	52.8%
Nationally diversified	28.9	8.9%	38.9	8.9%
Other states	88.0	26.9%	124.2	28.4%

Total United States	290.3	88.9%	394.3	90.1%

Internationally diversified	1.1	0.3%	2.8	0.6%
Country specific	35.2	10.8%	40.7	9.3%

Total non-United States	36.3	11.1%	43.5	9.9%

Total	$326.6	100.0%	$437.8	100.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

The insurance in force by type of bond, excluding transactions guaranteed by MBIA Corp. on behalf of affiliated companies, is presented in the following table:

	As of December 31,
$ in billions	2015		2014
Bond type	Insurance in Force	% of Insurance in Force	Insurance in Force	% of Insurance in Force
Global public finance—United States:
General obligation	$89.4	27.4%	$122.8	28.0%
General obligation—lease	20.0	6.1%	27.9	6.4%
Municipal utilities	41.8	12.8%	60.5	13.8%
Tax-backed	41.6	12.7%	53.6	12.2%
Transportation	28.9	8.8%	38.4	8.8%
Higher education	13.5	4.1%	19.5	4.5%
Health care	6.6	2.0%	8.4	1.9%
Military housing	17.3	5.3%	18.4	4.2%
Investor-owned utilities(1)	5.4	1.7%	6.1	1.4%
Municipal housing	1.5	0.5%	3.6	0.8%
Other(2)	1.5	0.5%	2.4	0.6%

Total United States	267.5	81.9%	361.6	82.6%

Global public finance—non-United States:
International utilities	12.1	3.7%	13.4	3.1%
Sovereign-related and sub-sovereign(3)	13.7	4.2%	15.5	3.5%
Transportation	7.6	2.3%	9.7	2.2%
Local governments(4)	0.3	0.1%	0.3	0.1%
Tax-backed	0.2	0.1%	0.2	0.0%

Total non-United States	33.9	10.4%	39.1	8.9%

Total global public finance	301.4	92.3%	400.7	91.5%

Global structured finance:
Collateralized debt obligations(5)	6.4	1.9%	14.7	3.4%
Mortgage-backed residential	8.0	2.5%	9.9	2.3%
Mortgage-backed commercial	0.9	0.3%	1.1	0.3%
Consumer asset-backed	1.6	0.5%	1.9	0.4%
Corporate asset-backed(6)	8.3	2.5%	9.5	2.1%

Total global structured finance	25.2	7.7%	37.1	8.5%

Total	$326.6	100.0%	$437.8	100.0%

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

(6)—Includes $5.1 billion and $5.3 billion of structured insurance securitizations as of December 31, 2015 and 2014, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

The insurance operations have entered into certain guarantees of derivative contracts, included in the preceding tables, which are accounted for as derivative instruments. MBIA generally guarantees the timely payment of principal and interest related to these derivatives upon the occurrence of a credit event with respect to a referenced obligation. The maximum amount of future payments that MBIA may be required to make under these guarantees is $3.8 billion. MBIA’s guarantees of derivative contracts have a legal maximum maturity range of 1 to 67 years. A small number of insured credit derivative contracts have long-dated maturities, which comprise the longest maturity dates of the underlying collateral. However, the expected maturities of such contracts are much shorter due to amortizations and prepayments in the underlying collateral pools. The fair values of these guarantees as of December 31, 2015 and 2014 are recorded on the consolidated balance sheets as derivative liabilities, representing gross losses, of $88 million and $246 million, respectively.

Investment agreement contracts and MTNs issued by the Company’s corporate segment are insured by MBIA Corp. and are not included in the previous tables. If MBIA Inc. or these subsidiaries were to have insufficient assets to pay amounts due, MBIA Corp. would be obligated to make such payments under its insurance policies. As of December 31, 2015, the maximum amount of future payments that MBIA Corp. could be required to make under these guarantees is $2.2 billion. These guarantees, which have a maximum maturity range of 1 to 24 years, were entered into on an arm’s length basis. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover amounts paid under the guarantee.

Reinsured Exposure

Reinsurance enables the Company to cede exposure for purposes of syndicating risk and increasing its capacity to write new business while complying with its single risk and credit guidelines. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. As of December 31, 2015, the use of reinsurance was immaterial to the insurance operations business and the Company expects that it will continue to be immaterial in the future.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. As of December 31, 2015, the total amount available under these letters of credit and trust arrangements was $33 million. The Company remains liable on a primary basis for all reinsured risk, and although MBIA believes that its reinsurers remain capable of meeting their obligations, there can be no assurance of such in the future.

The aggregate amount of insurance in force ceded by MBIA to reinsurers was $9.5 billion and $11.1 billion as of December 31, 2015 and 2014, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

As of December 31, 2015, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $5.3 billion compared with $6.1 billion as of December 31, 2014. The following table presents information about the Company’s reinsurance agreements as of December 31, 2015 for its U.S. public finance and international and structured finance insurance operations.

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable(1)
Assured Guaranty Re Ltd.	AA	WR(2)	$3,251	$30	$—
	(Stable Outlook)
Assured Guaranty Corp.	AA	A3	1,673	—	6
	(Stable Outlook)	(Negative Outlook)
Overseas Private Investment Corporation	AA+ (Stable Outlook)	Aaa (Stable Outlook)	250	—	—
Others	A- or above	A2 or above	120	3	—

Total			$5,294	$33	$6

(1)—Total reinsurance recoverable is primarily related to recoverables on unpaid losses.

(2)—Represents a withdrawal of ratings.

Premium Summary

The components of financial guarantee net premiums earned, including premiums assumed from and ceded to other companies, are presented in the following table:

	Years Ended December 31,
In millions	2015	2014	2013
Net premiums earned:
Direct	$379	$407	$400
Assumed	2	2	67

Gross	381	409	467
Ceded	(9)	(12)	(10)

Net	$372	$397	$457

For the year ended December 31, 2014, total salvage paid for financial guarantee policies under reinsurance contracts was $5 million. For the year ended December 31, 2013, recoveries received on claims for financial guarantee policies under reinsurance contracts totaled $4 million. Ceding commissions from reinsurance, before deferrals and net of returned ceding commissions, were $1 million, $2 million and $2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Insurance Regulations and Dividends

National and MBIA Insurance Corporation are subject to insurance regulations and supervision of the State of New York (their state of incorporation) and all U.S. and non-U.S. jurisdictions in which they are licensed to conduct insurance business. In order to maintain their New York State financial guarantee insurance license, National and MBIA Insurance Corporation are required to maintain a minimum of $65 million of policyholders’ surplus. MBIA UK is authorized by the Prudential Regulation Authority (“PRA”) and regulated by the Financial Conduct Authority (“FCA”) and the PRA in the United Kingdom. MBIA Mexico is regulated by the Comision Nacional de Seguros y Fianzas in Mexico. The extent of insurance regulation and supervision varies by jurisdiction, but New York and most other jurisdictions have laws and regulations prescribing minimum standards of solvency and business conduct, which must be maintained by insurance companies. Among other things, these laws prescribe permitted classes and concentrations of investments and limit both the aggregate and individual securities risks that National and MBIA Insurance Corporation may insure on a net basis based on the type of obligations insured. In addition, some insurance laws and regulations require the approval or filing of policy forms and rates. National and MBIA Insurance Corporation are required to file detailed annual financial statements with the NYSDFS and MBIA UK is required to file annual regulatory returns with the PRA and the FCA. The operations and accounts of National and MBIA Insurance Corporation are subject to examination by regulatory agencies at regular intervals.

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

For the years ended December 31, 2015 and 2014, National had statutory net income of $284 million and $238 million, respectively. As of December 31, 2015, National’s statutory capital was $3.4 billion, consisting of policyholders’ surplus of $2.5 billion and contingency reserves of $910 million. As of December 31, 2014, National had statutory capital of $3.3 billion.

As a condition to the NYSDFS’ approval of the simultaneous repurchase and reverse repurchase agreements (“Asset Swap”) between MBIA Inc. and National, the NYSDFS requested that, until the notional amount of the Asset Swap has been reduced to 5% or less of National’s admitted assets, each of MBIA Inc., MBIA Insurance Corporation and National provide the NYSDFS with three months prior notice, or such shorter period as the NYSDFS may permit, of its intent to initiate cash dividends on shares of its common stock. As of December 31, 2015, the notional amount of the Asset Swap was below 5% of National’s admitted assets. In 2015 and 2014, National declared and paid dividends of $114 million and $220 million, respectively, to its ultimate parent, MBIA Inc.

In 2015, MBIA Insurance Corporation did not declare or pay any dividends to MBIA Inc. or the holders of its preferred stock. MBIA Insurance Corporation is currently unable to pay dividends, including those related to its preferred stock, as a result of its earned surplus deficit as of December 31, 2015 and is not expected to have any statutory capacity to pay any dividends in the near term. In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excessive contingency reserves in prior periods, as described below, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS. MBIA UK can only pay dividends to MBIA Insurance Corporation with the approval of the PRA.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Insurance Regulations and Dividends (continued)

As a result of the establishment of National, National and MBIA Insurance Corporation exceeded, as of the closing date, certain single and aggregate risk limits under the NYIL. These insurers obtained waivers from the NYSDFS of such limits. In connection with the waivers, they submitted a plan to the NYSDFS to achieve compliance with the applicable regulatory limits. Under the plans, they agreed not to write new financial guarantee insurance for certain issuers, and in MBIA Insurance Corporation’s case, in certain categories of business, until they were in compliance with their single risk limits and agreed to take commercially reasonable steps, including considering reinsurance, the addition of capital and other risk mitigation strategies, in order to comply with the regulatory single and aggregate risk limits. As a condition to granting the waiver, the NYSDFS required that, in addition to complying with these plans, upon written notice from the NYSDFS, MBIA Insurance Corporation and National, as applicable, would cease writing new financial guarantee insurance if it were not in compliance with the aggregate risk limitation requirements by December 31, 2009, which National came into compliance with its aggregate risk limits in 2011. As of December 31, 2015, National was in compliance with its single risk limits under the NYIL.

As of December 31, 2015 and 2014, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. In 2015 and 2014, MBIA Insurance Corporation reported additional overages to the NYSDFS with respect to its single risk limits. If MBIA Insurance Corporation is not in compliance with its aggregate risk and its single risk limits, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds these limitations.

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

As of 2015, MBIA Insurance Corporation’s policyholders’ surplus was negatively impacted by $75 million because under NYIL it was not permitted to treat as an admitted asset the portion of its investment in subsidiaries in excess of 60% of net admitted assets less the par value of common and preferred stock and liabilities. This overage was primarily caused by a decrease in MBIA Insurance Corporation’s policyholders’ surplus due to insured losses in the past. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred and the percentage of its assets invested in subsidiaries continues to increase.

Results of operations for MBIA Insurance Corporation determined in accordance with statutory accounting practices for the years ended December 31, 2015 and 2014 were net income of $25 million and a net operating loss of $35 million, respectively. As of December 31, 2015, MBIA Insurance Corporation’s statutory capital was $885 million, consisting of policyholders’ surplus of $609 million and contingency reserve of $276 million. As of December 31, 2014, MBIA Insurance Corporation had statutory capital of $859 million.

Note 15: Pension and Profit Sharing Plans

The Company maintains a qualified non-contributory defined contribution pension plan to which the Company contributes 10% of each eligible employee’s annual compensation. Annual compensation for determining such contributions consists of base salary, bonus and commissions, as applicable, up to a maximum of $1.5 million. Pension benefits vest over a five-year period with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. The Company funds the annual pension contribution by the following February of each applicable year. Pension expense related to the Company’s qualified pension plan for the years ended December 31, 2015, 2014 and 2013 was $3 million, $4 million, and $4 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Pension and Profit Sharing Plans (continued)

The Company also maintains a qualified profit sharing/401(k) plan. The plan is a voluntary contributory plan that allows eligible employees to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute, through payroll deductions, up to 25% of eligible compensation. The Company matches employee contributions up to the first 5% of such compensation. The 401(k) matching contributions are made in the form of cash, whereby participants may direct the Company match to an investment of their choice. The 401(k) matching benefits vest over a five-year period with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. Participants who qualify for distribution may receive a single lump sum, transfer the assets to another qualified plan or individual retirement account, or receive a series of specified installment payments. Profit sharing/401(k) expense related to the Company’s qualified plan for the years ended December 31, 2015, 2014 and 2013 was $2 million, $2 million, and $3 million, respectively.

In addition to the above two plans, the Company maintains a non-qualified deferred compensation plan. Contributions to the above qualified plans that exceed limitations established by federal regulations are then contributed to the non-qualified deferred compensation plan. The non-qualified pension expense for the years ended December 31, 2015, 2014 and 2013 was $1 million, $2 million, and $2 million, respectively. The non-qualified profit sharing/401(k) expense for each of the years ended December 31, 2015, 2014 and 2013 was $1 million for each applicable year.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Long-term Incentive Plans (continued)

There were 5,663,974 shares available for future grants under the Omnibus Plan as of December 31, 2015.

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

Restricted Stock

The fair value of the restricted shares awarded, determined on the grant date, was $4 million and $39 million for 2015 and 2014, respectively. The amount of unearned compensation, net of estimated forfeitures, was $20 million as of December 31, 2015, which is expected to be recognized as expense over a weighted average period of 1.8 years. Unearned compensation is amortized to expense over the appropriate three to five-year vesting period (except for a minor portion granted to members of the MBIA Inc. Board of Directors which is amortized over a ten-year period).

Compensation expense related to the restricted shares, net of estimated forfeitures, was $20 million, $18 million and $11 million for the years ended December 31, 2015, 2014 and 2013, respectively. The tax charge related to the restricted shares awards during 2015 was $2 million. The tax benefit related to the restricted share awards during 2014 and 2013 was $2 million and $1 million, respectively.

A summary of the Company’s restricted shares outstanding as of December 31, 2015, 2014 and 2013, and changes during the years ended on those dates, is presented in the following table:

	Restricted Share Activity
	2015		2014		2013
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at beginning of year	6,358,826	$10.0047	3,832,115	$7.6438	7,320,110	$6.8017
Granted	481,636	8.8012	3,263,472	12.0284	449,931	13.0741
Vested	(2,112,343)	9.8988	(613,641)	5.9661	(969,396)	9.8408
Forfeited	(800)	5.0500	(123,120)	10.2942	(2,968,530)	5.6724

Outstanding at end of year	4,727,319	$9.9302	6,358,826	$10.0047	3,832,115	$7.6438

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

Employee stock option compensation expense, net of estimated forfeitures, for the years ended December 31, 2015 and 2014 was immaterial. Employee stock option compensation expense, net of estimated forfeitures, for the year ended December 31, 2013 totaled $2 million. During 2015, 2014, and 2013, there were no stock option awards granted. During 2015, the company expensed a deferred tax asset of $2 million related to the stock option awards as a charge through the income statement. During 2014 and 2013, the Company expensed deferred tax assets of $4 million and $5 million, respectively, related to the stock option awards as a charge to paid-in capital. As of December 31, 2015, there was an immaterial amount of total unrecognized compensation cost related to non-vested stock options.

A summary of the Company’s stock options outstanding as of December 31, 2015, 2014 and 2013, and changes during the years ended on those dates, is presented in the following tables:

	2015		2014		2013
Options	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at beginning of year	2,548,000	$10.9888	3,715,406	$20.6883	5,963,268	$19.0485
Exercised	—	—	(400,000)	4.0200	—	—
Expired or forfeited	(222,700)	59.2118	(767,406)	61.5815	(2,247,862)	16.3382

Outstanding at end of year	2,325,300	$6.3703	2,548,000	$10.9888	3,715,406	$20.6883

Exercisable at end of year	2,325,300	$6.3703	1,798,000	$13.4660	1,752,311	$38.5120

The following table summarizes information about outstanding stock options as of December 31, 2015:

	Stock Options Outstanding				Stock Options Exercisable
Range of Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number of Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
$4.02—$57.71	2,287,500	0.70	$5.3922	$4	2,287,500	0.70	$5.3922	$4
$58.84—$70.86	37,800	1.34	65.5624	—	37,800	1.34	65.5624	—

Total	2,325,300	0.71	$6.3703	$4	2,325,300	0.71	$6.3703	$4

Performance Based Awards

During 2014, the Company granted three million restricted shares to certain key employees which have a vesting schedule dependent on the achievement of certain stock price targets of the Company. The grants and corresponding compensation expense have been included in the above restricted stock disclosures. As permitted by the accounting guidance for share-based payments, the Company estimates the fair value of awards that contain market performance conditions at the date of grant using a binomial lattice model with a Monte Carlo simulation. The binomial lattice model can better incorporate assumptions about a stock price path because the model can accommodate a large number of potential stock prices over the award’s term in comparison to the Black-Scholes model.

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

Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options, warrants and unvested restricted stock outstanding during the period that could potentially result in the issuance of common stock. The dilution from stock options, warrants and unvested restricted stock are calculated by applying the two-class method and using the treasury stock method. The treasury stock method assumes the proceeds from the exercise of stock options and warrants or the unrecognized compensation expense from unvested restricted stock will be used to purchase shares of the Company’s common stock at the average market price during the period. For the years ended December 31, 2015, 2014 and 2013 there were 17,967,871, 31,907,852 and 43,210,917, respectively, of stock options, warrants and unvested restricted stock outstanding that were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
$ in millions except share and per share amounts	2015	2014	2013
Basic earnings per share:
Net income (loss)	$180	$569	$250
Less: undistributed earnings allocated to participating securities	6	16	5

Net income (loss) available to common shareholders	174	553	245

Basic weighted average shares(1)	163,936,318	188,171,503	189,071,011
Net income (loss) per basic common share	$1.06	$2.94	$1.30

Diluted earnings per share:
Net income (loss)	$180	$569	$250
Less: undistributed earnings allocated to participating securities	6	15	5
Less: mark-to-market gain (loss) on warrants	—	28	—

Net income (loss) available to common shareholders	174	526	245

Basic weighted average shares(1)	163,936,318	188,171,503	189,071,011
Effect of common stock equivalents:
Stock options	933,470	1,104,247	1,241,902
Warrants	—	1,622,877	—

Diluted weighted average shares	164,869,788	190,898,627	190,312,913

Net income (loss) per diluted common share	$1.06	$2.76	$1.29

(1) Includes 617,909, 412,769 and 629,896 of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the years ended December 31, 2015, 2014 and 2013, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18: Common and Preferred Stock

Common Stock

Stock Warrants

During 2008, the Company granted Warburg warrants to purchase 11.5 million shares of MBIA common stock at an exercise price of $30.25 per share, “B” warrant, which, upon obtaining certain approvals, will become exercisable to purchase 9.8 million shares at a price of $30.25 per share, and “B2” warrant to purchase 4 million shares at a price of $16.20 per share.

In August of 2013, pursuant to the anti-dilution provisions of warrants issued by MBIA to Warburg, the terms of the warrants issued to Warburg in 2008 were amended, which resulted in (a) Warburg’s warrant to purchase 11.5 million shares exercisable at $30.25 per share was revised to 11.8 million shares at $29.44 per share; (b) Warburg’s B warrant to purchase 9.8 million shares exercisable at $30.25 per share was revised to 10.1 million shares at $29.44 per share; and (c) Warburg’s B2 warrant to purchase 4 million shares exercisable at $16.20 per share was revised to 4,004,945 shares at $16.18 per share. In addition, under the agreement, Warburg has certain gross up rights that are triggered in connection with the offering by the Company of any equity securities. As such, MBIA issued Warburg a five-year warrant to purchase 1.91 million shares of MBIA common stock at an exercise price of $9.59 per share.

In February of 2015, the Company reported the expiration of the Warburg’s warrant to purchase 11.8 million shares at $29.44 per share, the Warburg’s B warrant to purchase 10.1 million shares at $29.44 per share and the Warburg’s B2 warrant to purchase 4,004,945 shares at $16.18 per share.

In May of 2013, MBIA Inc. issued Blue Ridge Investments, L.L.C., an affiliate of Bank of America, a five-year warrant to purchase 9.94 million shares of MBIA Inc. common stock at an exercise price of $9.59 per share.

Stock warrants are recorded as liabilities and reported within “Other liabilities” on the consolidated balance sheets due to terms and conditions in the agreements that could require net cash settlement. As of December 31, 2015 and 2014, the fair value of the warrants was $18 million and $28 million, respectively.

Share Repurchases

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

On February 1, 2007, the Company’s Board of Directors authorized the repurchase of common stock up to $1 billion under a share repurchase program. During 2014, the Company exhausted any remaining capacity under this share repurchase program.

In the fourth quarter of 2014, the Company’s Board of Directors authorized the repurchase of common stock up to $200 million under a new share repurchase program. On July 29, 2015, the Company’s Board of Directors authorized the repurchase by the Company or its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase program, which superseded and terminated the prior fourth quarter 2014 authorization. The prior authorization had approximately $61 million of unused capacity at the time it was terminated. On October 28, 2015, the Company’s Board of Directors authorized the repurchase by the Company or its subsidiaries of up to $100 million of its outstanding common stock under a new share repurchase program, as the Company’s July 29, 2015 authorization was fully exhausted.

The following table provides information about the Company’s share repurchases for the years ended December 31, 2015, 2014 and 2013:

In millions, except per share amounts	2015	2014	2013
Number of shares repurchased	39.9	3.3	—
Average price paid per share	$7.60	$10.45	$—
Remaining authorization as of December 31	$94	$188	$23

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18: Common and Preferred Stock (continued)

Subsequent to December 31, 2015, the Company exhausted all of the remaining capacity under the October 28, 2015 program by repurchasing an additional 14.9 million common shares of MBIA Inc. at an average share price of $6.30.

During 2015 and 2014, 580,692 and 529,246 shares, respectively, were purchased by the Company for settling awards under the Company’s long-term incentive plans.

Preferred Stock

As of December 31, 2015, MBIA Insurance Corporation had 2,759 shares of preferred stock issued and outstanding with a carrying value of $28 million, including 1,444 shares held by MBIA Inc. that were purchased at a weighted average price of $10,900 per share or 10.9% of face value and 1,315 shares held by unaffiliated investors. During 2015, MBIA Inc. did not repurchase any additional shares.

In accordance with MBIA’s fixed-rate election, the dividend rate on the preferred stock was determined using a fixed-rate equivalent of LIBOR plus 200 basis points. Each share of preferred stock has a par value of $1,000 with a liquidation preference of $100,000. The holders of the preferred stock are generally not entitled to any voting rights. Subject to certain requirements, the preferred stock may be redeemed, in whole or in part, at the option of MBIA Corp. at any time or from time to time for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon at the date of redemption for the then current dividend period and any previously accumulated dividends payable without interest on such unpaid dividends. As of December 31, 2015 and 2014, there were no dividends declared on the preferred stock. Payment of dividends on MBIA Corp.’s preferred stock is subject to the same restrictions that apply to dividends on common stock under NYIL.

Note 19: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the years ended December 31, 2015, 2014, and 2013:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Total
Balance, January 1, 2013	$43	$13	$56
Other comprehensive income (loss) before reclassifications	(128)	2	(126)
Amounts reclassified from AOCI	(11)	(5)	(16)

Net period other comprehensive income (loss)	(139)	(3)	(142)
Balance, December 31, 2013	(96)	10	(86)

Other comprehensive income (loss) before reclassifications	117	(27)	90
Amounts reclassified from AOCI	13	4	17

Net period other comprehensive income (loss)	130	(23)	107
Balance, December 31, 2014	34	(13)	21

Other comprehensive income (loss) before reclassifications	(55)	(26)	(81)
Amounts reclassified from AOCI	(1)	—	(1)

Total other comprehensive income (loss)	(56)	(26)	(82)

Balance, December 31, 2015	$(22)	$(39)	$(61)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19: Accumulated Other Comprehensive Income (continued)

The following table presents the details of the reclassifications from AOCI for the years ended December 31, 2015, 2014, and 2013:

In millions	Amounts Reclassified from AOCI Years Ended December 31,
Details about AOCI Components	2015	2014	2013	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gain (loss) on sale of securities	$11	$(17)	$23	Net gains (losses) on financial instruments at fair value and foreign exchange
OTTI	(4)	—	—	Net investment losses related to OTTI
Amortization on securities	(4)	(4)	(5)	Net investment income

	3	(21)	18	Income (loss) before income taxes
	2	(8)	7	Provision (benefit) for income taxes

	1	(13)	11	Net income (loss)
Foreign currency translation:
Realized gain (loss) on liquidation of foreign entity	—	(4)	5	Net gains (losses) on financial instruments at fair value and foreign exchange

Total reclassifications for the period	$1	$(17)	$16	Net income (loss)

Note 20: Related Party Transactions

Related parties are defined as the following:

•	Affiliates of the Company: An affiliate is a party that directly or indirectly controls, is controlled by or is under common control with the Company. Control is defined as having, either directly or indirectly, the power to direct the management and operating policies of a company through ownership, by contract or otherwise.

•	Entities for which investments are accounted for using the equity method by the Company.

•	Trusts for the benefit of employees, such as pension and profit sharing trusts that are managed by or under the trusteeship of management.

•	Principal owners of the Company defined as owners of record or known beneficial owners of more than 10% of the voting interests of the Company.

•	Management of the Company which includes persons who are responsible for achieving the objectives of the Company and who have the authority to establish policies and make decisions by which those objectives are to be pursued. Management normally includes members of the Board of Directors, the Chief Executive Officer, Chief Operating Officer, Vice President in charge of principal business functions and other persons who perform similar policymaking functions.

•	Members of the immediate families of principal owners of the Company and its management. This includes family members whom a principal owner or a member of management might control or influence or by whom they may be controlled or influenced because of the family relationship.

•	Other parties with which the Company may deal if one party controls or can significantly influence the management or policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

•	Other parties that can significantly influence the management or policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to the extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Related Party Transactions (continued)

During 2015, certain investment funds affiliated with Warburg sold all of their 45.7 million shares of MBIA Inc. common stock. At the time of each sale, Warburg was the largest holder of the Company’s common stock. Warburg received all of the net proceeds from this offering. In connection with the sales, National and the Company repurchased 8 million shares and 7.6 million shares, respectively. In addition, the Company reported the expiration of the Warburg’s warrant to purchase 11.8 million shares at $29.44 per share, the Warburg’s B warrant to purchase 10.1 million shares at $29.44 per share and the Warburg’s B2 warrant to purchase 4,004,945 shares at $16.18 per share. As of December 31, 2015, Warburg had a warrant to purchase 1.91 million shares of MBIA common stock at an exercise price of $9.59 per share. Refer to “Note 18: Common and Preferred Stock” for information about Warburg’s warrants.

As of December 31, 2015 and 2014, the Company had no loans outstanding to any executive officers or directors.

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

On December 14, 2009, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Credit Suisse. The complaint seeks damages for fraud and breach of contractual obligations in connection with the procurement of financial guarantee insurance on the Home Equity Mortgage Trust Series 2007-2 securitization. On January 30, 2013, MBIA Corp. filed an amended complaint. The amended complaint alleges, among other claims, that Credit Suisse falsely represented: (i) the attributes of the securitized loans; (ii) that the loans complied with the governing underwriting guidelines; and (iii) that Credit Suisse had conducted extensive due diligence on and quality control reviews of the securitized loans to ensure compliance with the underwriting guidelines. The complaint further alleges that the defendants breached their contractual obligations to cure or repurchase loans found to be in breach of the representations and warranties applicable thereto and denied MBIA the requisite access to all records and documents regarding the securitized loans. Expert discovery is scheduled to conclude by March of 2016.

On September 14, 2012, MBIA Insurance Corporation filed a complaint alleging fraud against J.P. Morgan Securities LLC (f/k/a Bear, Stearns & Co. Inc.) relating to Bear, Stearns & Co. Inc.’s role as lead securities underwriter on the GMAC Mortgage Corporation Home Equity Loan Trust 2006-HE4. On September 9, 2014, the court granted in part MBIA Corp.’s motion to file an amended complaint. MBIA filed its amended complaint on September 29, 2014. J.P. Morgan filed its answer to the amended complaint on October 10, 2014. The parties each cross-appealed the September 9, 2014 decision and those appeals were fully submitted as of June 8, 2015. J.P. Morgan’s motion for summary judgment was argued in December of 2015 and is awaiting a ruling from the court.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21: Commitments and Contingencies (continued)

On July 23, 2008, the City of Los Angeles filed a complaint in the Superior Court of the State of California, County of Los Angeles, against a number of financial guarantee insurers, including MBIA. At the same time and subsequently, additional complaints against MBIA and nearly all of the same co-defendants were filed by various municipal entities and quasi-municipal entities, mostly in California. These cases are part of a coordination proceeding in Superior Court, San Francisco County, before Judge Mary Wiss, referred to as the Ambac Bond Insurance Cases. In August of 2011, the plaintiffs filed amended versions of their respective complaints. The claims allege violation of California’s antitrust laws through maintaining a dual credit rating scale that misstated the credit default risk of certain issuers, thereby creating market demand for bond insurance. The plaintiffs also allege that the individual bond insurers participated in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition, and failure to adequately disclose the impact of those transactions on their financial condition. The plaintiffs also assert common law claims of breach of contract and fraud. The non-municipal plaintiffs also allege a California unfair competition cause of action. Following an appeal of the dismissal of the plaintiffs’ antitrust claim under California’s Cartwright Act, the California Court of Appeal reinstated those claims against the bond insurer defendants on February 18, 2016.

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

On November 2, 2015, Lynn Tilton and Patriarch Partners XV, LLC filed a complaint in New York State Supreme Court, Westchester County, against MBIA Inc. and MBIA Corp., alleging fraudulent inducement and related claims arising from purported promises made by MBIA in connection with insurance policies issued by MBIA Corp. on certain collateralized loan obligations managed by Ms. Tilton and affiliated Patriarch entities, and seeking damages. The plaintiffs filed an amended complaint on January 15, 2016, and MBIA Inc. filed its motion to dismiss the complaint on February 19, 2016.

The Company is defending against the aforementioned actions in which it is a defendant and expects ultimately to prevail on the merits. There is no assurance, however, that the Company will prevail in these actions. Adverse rulings in these actions could have a material adverse effect on the Company’s ability to implement its strategy on its business, results of operations, cash flows and financial condition. At this stage of the litigation, there has not been a determination as to the amount, if any, of damages. Accordingly, the Company is not able to estimate any amount of loss or range of loss.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21: Commitments and Contingencies (continued)

Headquarters Lease Agreement

In September of 2014, the Company moved its headquarters to Purchase, New York, for which the Company had previously entered into a lease agreement as part of the Company’s cost reduction measures that included the plan to sell its Armonk, New York facility. The initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. At the end of the initial lease term, the Company has the option to extend the term of the lease for two additional terms of five years at a fixed annual rent based on the fair market rent at the time of any extension. As of December 31, 2015, total future minimum lease payments remaining was $41 million. The Company received a lease incentive amount of $6 million from the property owner to fund certain leasehold improvements. The total future minimum lease payments include annual rent escalation amounts and a free rent period and exclude the lease incentive amount. The lease agreement has been classified as an operating lease, and operating rent expense has been recognized on a straight-line basis since the second quarter of 2014.

Note 22: Subsequent Events

Refer to “Note 21: Commitments and Contingencies” for information about legal proceedings that occurred after December 31, 2015.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2015.

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

Management has assessed the effectiveness of MBIA Inc. internal control over financial reporting as of December 31, 2015. In making its assessment, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements and Supplementary Data.”

Item 9B. Other Information

Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, we may be required to disclose in our annual and quarterly reports to the Securities and Exchange Commission (the “SEC”), whether we or any of our “affiliates” knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by U.S. economic sanctions. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term “affiliate” broadly, it includes any entity under common “control” with us (and the term “control” is also construed broadly by the SEC).

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which during 2015: (i) beneficially own more than 10% of our outstanding common stock and/or are members of our board of directors, and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of each of Santander Asset Management Investment Holdings Limited (“SAMIH”) and Endurance International Group Holdings, Inc. (“Endurance”). Each of SAMIH and Endurance may therefore be deemed to be under common “control” with MBIA Inc.; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by SAMIH, Endurance and their respective affiliates. The disclosure does not relate to any activities conducted by the Company or by WP and does not involve our or WP’s management. Neither the Company nor WP has had any involvement in or control over the disclosed activities, and neither the Company nor WP has independently verified or participated in the preparation of the disclosure. Neither the Company nor WP is representing as to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

The Company understands that each of SAMIH’s SEC-reporting affiliates intends to disclose in its next annual or quarterly SEC report that:

(a) Santander UK plc (“Santander UK”) holds frozen savings accounts and one current account for two customers resident in the United Kingdom (“U.K.”) who are currently designated by the United States (“U.S.”) for terrorism. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant throughout 2015. Revenue generated by Santander UK on these accounts is negligible.

(b) An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD”), holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continues to receive repayment installments. In 2015, total revenue in connection with the mortgage was approximately £3,876 while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander ISA Managers Limited. The funds within both accounts are invested in the same portfolio fund. The accounts have remained frozen during 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander group in connection with the investment accounts was approximately £188 while net profits in 2015 were negligible relative to the overall profits of Banco Santander, S.A.

(c) During the third quarter of 2015 two additional Santander UK customers were designated. First, a UK national designated by the U.S. under the Specially Designated Global Terrorist (“SDGT”) sanctions program who is on the U.S. Specially Designated National (“SDN”) list. This customer holds a bank account which generated revenue of approximately £180 during the third and fourth quarter of 2015. The account is blocked. Net profits in the third and fourth quarter of 2015 were negligible relative to the overall profits of Santander. Second, a UK national also designated by the U.S. under the SDGT sanctions program who is on the U.S. SDN list, held a bank account. No transactions were made in the third and fourth quarter of 2015 and the account is blocked and in arrears.

Item 9B. Other Information (continued)

(d) In addition, during the fourth quarter of 2015, Santander UK has identified one additional customer. A UK national designated by the U.S. under the SDGT sanctions program who is on the U.S. SDN list, held a bank account which generated negligible revenue during the fourth quarter of 2015. The account was closed during the fourth quarter of 2015. Net profits in the fourth quarter of 2015 were negligible relative to the overall profits of Banco Santander, S.A.

The Company understands that Endurance intends to disclose in its next annual or quarterly SEC report that:

On December 2, 2015, Endurance terminated a subscriber account (the “Subscriber Account”) that Endurance believes to be associated with Issam Shammout and Sky Blue Bird Aviation (“Shammout”) identified by the Office of Foreign Assets Control (“OFAC”), as a Specially Designated National (“SDN”), on May 21, 2015, pursuant to 31 C.F.R. Part 594. The Subscriber Account was inadvertently migrated to Endurance’s servers following its acquisition of the assets of Arvixe LLC (“Arvixe”) on October 31, 2014. Pursuant to the terms of the asset purchase agreement between Endurance and Arvixe, any customer accounts prohibited by OFAC were expressly excluded from the acquisition. Accordingly, Endurance does not believe it took legal ownership of the Subscriber Account, and no revenue was collected by Endurance in connection with the Subscriber Account since the date on which Shammout was added to the SDN list. Nonetheless, upon identifying that the Subscriber Account had been migrated to its servers, Endurance promptly suspended all services and terminated the Subscriber Account. Endurance reported the Subscriber Account to OFAC as potentially the property of a SDN subject to blocking pursuant to Executive Order 13224. As of January 25, 2016, Endurance has not received any correspondence from OFAC regarding this matter.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors will be set forth under “Proposals for Shareholder Approval Recommended by the Board—Proposal 1: Election of Directors” and “Board of Directors Corporate Governance—The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed within 120 days of the end of our fiscal year ended December 31, 2015 (the “Proxy Statement”) and is incorporated by reference.

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

The following table provides information as of December 31, 2015, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans refer to “Note 16: Long-term Incentive Plans” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders	2,493,919	$6.37	5,849,924
Equity compensation plans not approved by security holders	—	—	—

Total	2,493,919	$6.37	5,849,924

(1)— Includes 168,619 phantom shares granted under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors. The weighted average exercise price in column (b) does not take these awards into account.

(2)— Includes 5,663,974 shares of common stock available for future grants under the MBIA Inc. 2005 Omnibus Incentive Plan and 185,950 shares of common stock available for future grants under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors.

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

(a)	Financial Statements and Financial Statement Schedules and Exhibits

1. Financial Statements

The following financial statements of MBIA Inc. have been included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated balance sheets as of December 31, 2015 and 2014.

Consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013.

Consolidated statements of comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013.

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2015, 2014 and 2013.

Consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013.

Notes to consolidated financial statements.

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this report.

Schedule	Title
I.	Summary of investments, other than investments in related parties, as of December 31, 2015.
II.	Condensed financial information of Registrant for December 31, 2015, 2014 and 2013.
IV.	Reinsurance for the years ended December 31, 2015, 2014 and 2013.

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

Item 15. Exhibits, Financial Statement Schedules (continued)

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

4.6. Warrant Agreement, dated as of August 5, 2013, between MBIA Inc. and Warburg Pincus Private Equity X, L.P., incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013.

10. Material Contracts

Executive Compensation Plans and Arrangements

The following Exhibits identify all existing executive compensation plans and arrangements:

10.1. Amended and Restated Deferred Compensation and Stock Ownership Plan for Non-Employee Directors, effective as of March 21, 2002, incorporated by reference to the MBIA Inc. Form S-8 filed on March 14, 2002 (Reg. No. 333-84300).

10.2. MBIA Inc. Annual Incentive Plan, effective January 1, 2016, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on March 24, 2015.

Item 15. Exhibits, Financial Statement Schedules (continued)

10.3. MBIA Inc. 2005 Omnibus Incentive Plan, as amended through March, 2012, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on March 19, 2012, as amended by the Amendment thereto, effective as of May 2, 2013.

10.4. Key Employee Employment Protection Plan, amended as of February 27, 2007, incorporated by reference to Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as further amended by Amendment No. 2, effective February 22, 2010, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.5. Form of Key Employee Employment Protection Agreement, amended as of February 27, 2007, incorporated by reference to Exhibit 10.81 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.6. MBIA Inc. 2005 Non-Employee Director Deferred Compensation Plan (as amended through February 2014), incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on March 5, 2014 (Reg. No. 333-194335).

10.7. Form of MBIA Inc. 2005 Omnibus Incentive Plan Nonqualified Stock Option Agreement, effective as of May 5, 2005, incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.8. Amended and Restated MBIA Inc. Deferred Compensation and Excess Benefit Plan, effective as of March 22, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

10.9. Cash Retention Award and Restricted Stock Agreement, dated as of December 21, 2012, between MBIA Inc. and C. Edward Chaplin, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.10. Cash Retention Award and Restricted Stock Agreement, dated as of December 21, 2012, between MBIA Inc. and William C. Fallon, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

10.13 Restricted Stock Award Agreement between MBIA Inc. and Joseph W. Brown, dated as of March 17, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014.

10.14 Amended Restricted Stock Award Agreement between MBIA Inc. and Joseph W. Brown, dated as of March 2, 2015, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

+10.15 Separation Agreement, dated as of January 22, 2016, between MBIA Services Corporation and C. Edward Chaplin.

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

99.3 Amended and Restated Tax Sharing Agreement, dated as of September 8, 2011, between MBIA Inc. and certain of its subsidiaries, incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

+101. Additional Exhibits—MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL.

+	Filed Herewith
*	Furnished Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBIA Inc. (Registrant)

Dated: February 29, 2016	By	/s/ Joseph W. Brown
	Name:	Joseph W. Brown
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph W. Brown Joseph W. Brown	Director and Chief Executive Officer	February 29, 2016

/s/ C. Edward Chaplin C. Edward Chaplin	President, Chief Financial Officer and Chief Administrative Officer	February 29, 2016

/s/ Douglas C. Hamilton Douglas C. Hamilton	Assistant Vice President and Controller (chief accounting officer)	February 29, 2016

/s/ Charles R. Rinehart Charles R. Rinehart	Chairman and Director	February 29, 2016

/s/ Maryann Bruce Maryann Bruce	Director	February 29, 2016

/s/ David A. Coulter David A. Coulter	Director	February 29, 2016

/s/ Keith D. Curry Keith D. Curry	Director	February 29, 2016

/s/ Steven J. Gilbert Steven J. Gilbert	Director	February 29, 2016

/s/ Lois A. Scott Lois A. Scott	Director	February 29, 2016

/s/ Theodore Shasta Theodore Shasta	Director	February 29, 2016

/s/ Richard C. Vaughan Richard C. Vaughan	Director	February 29, 2016

SCHEDULE I

MBIA INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2015

(In millions)

	December 31, 2015
Type of investment	Cost	Fair Value	Amount at which shown in the balance sheet
Available-for-sale:
U.S. Treasury and government agency	$838	$866	$866
State and municipal bonds	1,629	1,680	1,680
Foreign governments	149	150	150
Corporate obligations	1,304	1,221	1,221
Mortgage-backed securities:
Residential mortgage-backed agency	995	993	993
Residential mortgage-backed non-agency	54	50	50
Commercial mortgage-backed	29	29	29
Asset-backed securities:
Collateralized debt obligations	50	33	33
Other asset-backed	260	244	244

Total long-term available-for-sale	5,308	5,266	5,266
Short-term available-for-sale	840	841	841
Equity available-for-sale	12	13	13

Total available-for-sale	6,160	6,120	6,120
Investments at fair value	208	227	227
Other investments	3	3	3

Total investments	$6,371	$6,350	$6,350

Assets of consolidated variable interest entities:
Investments at fair value	861	932	932
Held-to-maturity:
Corporate obligations	2,689	2,401	2,689
Loans receivable	685	1,292	1,292

Total investments of consolidated variable interest entities	$4,235	$4,625	$4,913

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

(In millions except share and per share amounts)

	December 31, 2015	December 31, 2014
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $739 and $671)	$792	$751
Investments carried at fair value	7	33
Investments pledged as collateral, at fair value (amortized cost $329 and $445)	291	408
Short-term investments held as available-for-sale, at fair value (amortized cost $254 and $327)	254	327
Other investments	4	4

Total investments	1,348	1,523
Cash and cash equivalents	35	100
Investment in wholly-owned subsidiaries	4,085	3,953
Deferred income taxes, net	991	965
Other assets	110	143

Total assets	$6,569	$6,684

Liabilities and Shareholders’ Equity

Liabilities:
Investment agreements	423	505
Long-term debt	582	592
Affiliate loans payable	1,022	1,207
Other liabilities	813	451

Total liabilities	2,840	2,755

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—281,833,618 and 281,352,782	282	281
Additional paid-in capital	3,138	3,128
Retained earnings	3,038	2,858
Accumulated other comprehensive income (loss), net of tax of $3 and $6	(61)	21
Treasury stock, at cost—130,303,241 and 89,409,887 shares	(2,668)	(2,359)

Total shareholders’ equity of MBIA Inc.	3,729	3,929

Total liabilities and shareholders’ equity	$6,569	$6,684

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(In millions)

	Years ended December 31,
	2015	2014	2013
Revenues:
Net investment income	$35	$44	$50
Net gains (losses) on financial instruments at fair value and foreign exchange	59	24	11
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(3)	—	—
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	(1)	—	—

Net investment losses related to other-than-temporary impairments	(4)	—	—
Net gains (losses) on extinguishment of debt	—	1	43
Other net realized gains (losses)	21	1	—

Total revenues	111	70	104

Expenses:
Operating	24	25	69
Interest	95	104	105

Total expenses	119	129	174

Gain (loss) before income taxes and equity in earnings of subsidiaries	(8)	(59)	(70)
Provision (benefit) for income taxes	1	(165)	(202)

Gain (loss) before equity in earnings of subsidiaries	(9)	106	132
Equity in net income (loss) of subsidiaries	189	463	118

Net income (loss)	$180	$569	$250

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2015	2014	2013
Net income (loss)	$180	$569	$250
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	(66)	126	(179)
Provision (benefit) for income taxes	(7)	14	(17)

Total	(59)	112	(162)

Reclassification adjustments for (gains) losses included in net income (loss)	4	23	23
Provision (benefit) for income taxes	1	8	8

Total	3	15	15

Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	—	—	12
Provision (benefit) for income taxes	—	—	4

Total	—	—	8

Reclassification adjustments for (gains) losses included in net income (loss)	—	4	—
Provision (benefit) for income taxes	—	1	—

Total	—	3	—

Foreign currency translation:
Foreign currency translation gains (losses)	(26)	(23)	(3)

Total other comprehensive income (loss)	(82)	107	(142)

Comprehensive income (loss)	$98	$676	$108

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Fees and reimbursements received	$—	$1	$—
Investment income received	142	256	250
Operating expenses paid	(25)	(35)	(35)
Interest paid, net of interest converted to principal	(88)	(93)	(93)
Income taxes (paid) received	108	59	111

Net cash provided (used) by operating activities	137	188	233

Cash flows from investing activities:
Purchases of available-for-sale investments	(606)	(125)	(287)
Sales of available-for-sale investments	325	268	147
Paydowns and maturities of available-for-sale investments	186	98	252
Purchases of investments at fair value	(144)	(266)	(144)
Sales, paydowns and maturities of investments at fair value	171	280	126
Sales, paydowns and maturities (purchases) of short-term investments, net	232	(242)	94
(Payments) proceeds for derivative settlements	43	(26)	(32)
Collateral (to) from swap counterparty	(31)	144	122
Contributions to subsidiaries, net	16	(20)	2
Advances to subsidiaries, net	—	(12)	—
Other investing	24	—	—

Net cash provided (used) by investing activities	216	99	280

Cash flows from financing activities:
Proceeds from investment agreements	21	23	25
Principal paydowns of investment agreements	(111)	(181)	(274)
Payments for securities sold under agreements to repurchase	—	—	(32)
Principal paydowns of long-term debt	(11)	—	(3)
Payments for affiliate loans	(103)	(153)	(194)
Purchases of treasury stock	(233)	(32)	—
Restricted stock awards settlements	19	16	13

Net cash provided (used) by financing activities	(418)	(327)	(465)

Net increase (decrease) in cash and cash equivalents	(65)	(40)	48
Cash and cash equivalents—beginning of year	100	140	92

Cash and cash equivalents—end of year	$35	$100	$140

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$180	$569	$250
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Intercompany accounts receivable	(21)	(24)	(14)
Current income taxes	109	70	116
Equity in earnings of subsidiaries	(189)	(463)	(118)
Dividends from subsidiaries	116	225	219
Net investment losses related to other-than-temporary impairments	4	—	—
Net (gains) losses on financial instruments at fair value and foreign exchange	(59)	(24)	(11)
Other net realized (gains) losses	(21)	(1)	—
Deferred income tax benefit	—	(176)	(207)
(Gains) losses on extinguishment of debt	—	(1)	(43)
Other operating	18	13	41

Total adjustments to net income (loss)	(43)	(381)	(17)

Net cash provided (used) by operating activities	$137	$188	$233

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

MBIA Inc. is subject to the same liquidity risks and uncertainties as described in footnote 1 to the Company’s consolidated financial statements. As of December 31, 2015, MBIA Inc. had $416 million of cash and highly liquid assets available for general corporate liquidity purposes.

2. Significant Accounting Policies

MBIA Inc. (the “Parent Company”) carries its investments in subsidiaries under the equity method.

Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. These reclassifications had no impact on total revenues, expenses, assets, liabilities, or shareholders’ equity for all periods presented.

3. Dividends from Subsidiaries

During 2015, National Public Finance Guarantee Holdings, Inc. declared and paid a dividend of $114 million to MBIA Inc., Trifinium Holdings Limited declared and paid dividends of $1 million to MBIA Inc. and MBIA Services Corp. declared and paid a dividend of $1 million to MBIA Inc.

During 2014, National Public Finance Guarantee Holdings, Inc. declared and paid a dividend of $220 million to MBIA Inc. and Trifinium Holdings Limited declared and paid dividends of $5 million to MBIA Inc.

During 2013, National Public Finance Guarantee Holdings, Inc. declared and paid a dividend of $214 million to MBIA Inc., MBIA Services Corporation declared and paid dividends of $2 million to MBIA Inc. and CapMAC Holdings Inc. declared and paid dividends of $3 million to MBIA Inc.

4. Obligations under Investment Agreements

The investment agreement business, as described in footnotes 2 and 10 to the Company’s consolidated financial statements, is conducted by both MBIA Inc. and its wholly-owned subsidiary, MBIA Investment Management Corp.

5. Pledged Collateral

Substantially all of the obligations under investment agreements require MBIA Inc. to pledge securities as collateral. As of December 31, 2015 and 2014, the fair value of securities pledged as collateral with respect to these investment agreements approximated $402 million and $273 million, respectively. The Parent Company’s collateral as of December 31, 2015, consisted principally of U.S. Treasury and government agency and state and municipal bonds, and was primarily held with major U.S. banks. Additionally, the Parent Company pledged cash and money market securities as collateral under investment agreements in the amount of $12 million and $26 million as of December 31, 2015 and 2014, respectively.

Under derivative contracts entered into by MBIA Inc., collateral postings are required by either MBIA Inc. or the counterparty when the aggregate market value of derivative contracts entered into with the same counterparty exceeds a predefined threshold. As of December 31, 2015, MBIA Inc. pledged securities with a fair value of $259 million to derivative counterparties. As of December 31, 2014, MBIA Inc. pledged securities with a fair value of $199 million to derivative counterparties.

6. Affiliate Loans Payable

Affiliate loans payable consists of loans payable to MBIA Global Funding, LLC (“GFL”). GFL raised funds through the issuance of medium-term notes with varying maturities, which were, in turn, guaranteed by MBIA Corp. GFL lent the proceeds of these medium-term note issuances to MBIA Inc.

SCHEDULE IV

MBIA INC. AND SUBSIDIARIES

REINSURANCE

Years Ended December 31, 2015, 2014 and 2013

(In millions)

Column A Insurance Premium Written	Column B Direct Amount	Column C Ceded to Others	Column D Assumed From Other Companies	Column E Net Amount	Column F Percentage of Amount Assumed to Net
2015	$11	$1	$—	$10	—%

2014	$(18)	$2	$—	$(20)	—%

2013	$(40)	$2	$1	$(41)	-2%

Securities and Exchange Commission

Washington, D.C. 20549

Exhibits

to

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

Commission File No. 1-9583

MBIA Inc.

Exhibit Index

10.15	Separation Agreement, dated as of January 22, 2016, between MBIA Services Corporation and C. Edward Chaplin.

21.	List of Subsidiaries.

23.	Consent of PricewaterhouseCoopers LLP.

31.1.	Chief Executive Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Chief Financial Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1.	Chief Executive Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	Chief Financial Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	Additional Exhibits—MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL.

*	Furnished Herewith