Form 10-Q
period 2016-03-31
MBIA INC
filed 2016-05-09
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 5, 2016, 137,280,900 shares of Common Stock, par value $1 per share, were outstanding.

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

The above factors provide a summary of and are qualified in their entirety by the risk factors discussed under “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015. In addition, refer to “Risk Factors” in Part II, Item 1A and “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of certain risks and uncertainties related to our financial statements.

This quarterly report of MBIA Inc. also includes statements of the opinion and belief of MBIA management which may be forward- looking statements subject to the preceding cautionary disclosure. Unless otherwise indicated herein, the basis for each statement of opinion or belief of MBIA management in this report is the relevant industry or subject matter experience and views of certain members of MBIA’s management. Accordingly, MBIA cautions readers not to place undue reliance on any such statements, because like all statements of opinion or belief they are not statements of fact and may prove to be incorrect. We undertake no obligation to publicly correct or update any statement of opinion or belief if the Company later becomes aware that such statement of opinion or belief was not or is not then accurate. In addition, readers are cautioned that each statement of opinion or belief may be further qualified by disclosures set forth elsewhere in this report or in other disclosures by MBIA.

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	March 31, 2016	December 31, 2015
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $5,120 and $5,155)	$5,210	$5,145
Investments carried at fair value	164	177
Investments pledged as collateral, at fair value (amortized cost $216 and $322)	191	291
Short-term investments held as available-for-sale, at fair value (amortized cost $931 and $720)	931	721
Other investments (includes investments at fair value of $6 and $13)	10	16

Total investments	6,506	6,350
Cash and cash equivalents	285	464
Premiums receivable	747	792
Deferred acquisition costs	158	168
Insurance loss recoverable	409	577
Deferred income taxes, net	939	951
Other assets	143	156
Assets of consolidated variable interest entities:
Cash	47	58
Investments held-to-maturity, at amortized cost (fair value $525 and $2,401)	890	2,689
Fixed-maturity securities at fair value	848	932
Loans receivable at fair value	1,368	1,292
Loan repurchase commitments	399	396
Other assets	12	11

Total assets	$12,751	$14,836

Liabilities and Equity
Liabilities:
Unearned premium revenue	$1,510	$1,591
Loss and loss adjustment expense reserves	525	516
Long-term debt	1,919	1,889
Medium-term notes (includes financial instruments carried at fair value of $165 and $161)	1,048	1,016
Investment agreements	452	462
Derivative liabilities	358	314
Other liabilities	170	211
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $2,204 and $2,362)	3,094	5,051
Derivative liabilities	36	45

Total liabilities	9,112	11,095

Commitments and contingencies (Refer to Note 13)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—283,390,167 and 281,833,618	283	282
Additional paid-in capital	3,147	3,138
Retained earnings	2,960	3,038
Accumulated other comprehensive income (loss), net of tax of $15 and $51	5	(61)
Treasury stock, at cost—146,112,863 and 130,303,241 shares	(2,768)	(2,668)

Total shareholders’ equity of MBIA Inc.	3,627	3,729
Preferred stock of subsidiary	12	12

Total equity	3,639	3,741

Total liabilities and equity	$12,751	$14,836

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Premiums earned:
Scheduled premiums earned	$45	$55
Refunding premiums earned	30	46

Premiums earned (net of ceded premiums of $2 and $4)	75	101
Net investment income	39	37
Fees and reimbursements	1	1
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(14)	(9)
Unrealized gains (losses) on insured derivatives	(14)	37

Net change in fair value of insured derivatives	(28)	28
Net gains (losses) on financial instruments at fair value and foreign exchange	(69)	30
Investment losses related to other-than-temporary impairments	(1)	-
Net gains (losses) on extinguishment of debt	2	-
Other net realized gains (losses)	(1)	20
Revenues of consolidated variable interest entities:
Net investment income	15	12
Net gains (losses) on financial instruments at fair value and foreign exchange	(1)	(10)

Total revenues	32	219
Expenses:
Losses and loss adjustment	22	(6)
Amortization of deferred acquisition costs	10	13
Operating	35	35
Interest	50	50
Expenses of consolidated variable interest entities:
Operating	4	4
Interest	12	10

Total expenses	133	106

Income (loss) before income taxes	(101)	113
Provision (benefit) for income taxes	(23)	44

Net income (loss)	$(78)	$69

Net income (loss) per common share:
Basic	$(0.58)	$0.37
Diluted	$(0.58)	$0.37
Weighted average number of common shares outstanding:
Basic	135,814,835	181,735,876
Diluted	135,814,835	182,736,415

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(78)	$69
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	123	43
Provision (benefit) for income taxes	43	17

Total	80	26
Reclassification adjustments for (gains) losses included in net income (loss)	(5)	7
Provision (benefit) for income taxes	(2)	3

Total	(3)	4
Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	(3)	(14)
Provision (benefit) for income taxes	(1)	(5)

Total	(2)	(9)
Foreign currency translation:
Foreign currency translation gains (losses)	(14)	(31)
Provision (benefit) for income taxes	(5)	(11)

Total	(9)	(20)

Total other comprehensive income (loss)	66	1

Comprehensive income (loss)	$(12)	$70

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Three Months Ended March 31, 2016

(In millions except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’ Equity	Preferred Stock of Subsidiary		Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	of MBIA Inc.	Shares	Amount	Equity
Balance, December 31, 2015	281,833,618	$282	$3,138	$3,038	$(61)	(130,303,241)	$(2,668)	$3,729	1,315	$12	$3,741

Net income (loss)	-	-	-	(78)	-	-	-	(78)	-	-	(78)
Other comprehensive income (loss)	-	-	-	-	66	-	-	66	-	-	66
Share-based compensation	1,556,549	1	9	-	-	(923,287)	(6)	4	-	-	4
Treasury shares acquired under share repurchase program	-	-	-	-	-	(14,886,335)	(94)	(94)	-	-	(94)

Balance, March 31, 2016	283,390,167	$283	$3,147	$2,960	$5	(146,112,863)	$(2,768)	$3,627	1,315	$12	$3,639

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Premiums, fees and reimbursements received	$23	$17
Investment income received	113	90
Insured derivative commutations and losses paid	(15)	(13)
Financial guarantee losses and loss adjustment expenses paid	(17)	(17)
Proceeds from recoveries and reinsurance	24	23
Operating and employee related expenses paid	(52)	(55)
Interest paid, net of interest converted to principal	(37)	(54)

Net cash provided (used) by operating activities	39	(9)

Cash flows from investing activities:
Purchases of available-for-sale investments	(452)	(478)
Sales of available-for-sale investments	281	192
Paydowns and maturities of available-for-sale investments	122	113
Purchases of investments at fair value	(24)	(166)
Sales, paydowns and maturities of investments at fair value	92	170
Sales, paydowns and maturities (purchases) of short-term investments, net	(32)	232
Sales, paydowns and maturities of held-to-maturity investments	1,799	15
Paydowns and maturities of loans receivable	56	52
Consolidation of variable interest entities	9	7
(Payments) proceeds for derivative settlements	(20)	70
Collateral (to) from swap counterparty	(13)	(110)
Capital expenditures	-	(1)
Other investing	(4)	24

Net cash provided (used) by investing activities	1,814	120

Cash flows from financing activities:
Proceeds from investment agreements	5	7
Principal paydowns of investment agreements	(15)	(17)
Principal paydowns of medium-term notes	-	(28)
Principal paydowns of variable interest entity notes	(1,939)	(132)
Principal paydowns of long-term debt	-	(11)
Purchases of treasury stock	(97)	(75)

Net cash provided (used) by financing activities	(2,046)	(256)

Effect of exchange rate changes on cash and cash equivalents	3	(10)
Net increase (decrease) in cash and cash equivalents	(190)	(155)
Cash and cash equivalents—beginning of period	522	782

Cash and cash equivalents—end of period	$332	$627

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(78)	$69
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	53	4
Deferred acquisition costs	10	13
Unearned premium revenue	(81)	(83)
Loss and loss adjustment expense reserves	9	(6)
Insurance loss recoverable	21	5
Accrued interest payable	28	25
Accrued expenses	(21)	(11)
Unrealized (gains) losses on insured derivatives	14	(37)
Net (gains) losses on financial instruments at fair value and foreign exchange	70	(20)
Other net realized (gains) losses	1	(20)
Deferred income tax provision (benefit)	(23)	44
Interest on variable interest entities, net	22	14
Other operating	14	(6)

Total adjustments to net income (loss)	117	(78)

Net cash provided (used) by operating activities	$39	$(9)

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

Effective on January 1, 2015, the Company exited its advisory services business through the sale of Cutwater Holdings, LLC and its subsidiaries (“Cutwater”) to a subsidiary of The Bank of New York Mellon Corporation. Refer to “Note 10: Business Segments” for further information about the Company’s operating segments.

Business Developments

National Ratings and New Business Opportunities

National’s ability to write new business and compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by the rating agencies. As of March 31, 2016, National had the following ratings: AA+ with a stable outlook by Kroll Bond Rating Agency; AA- with a stable outlook by Standard & Poor’s Financial Services LLC (“S&P”); and A3 with a negative outlook by Moody’s Investors Service, Inc. (“Moody’s”).

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

Puerto Rico is experiencing fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalance, limited access to the capital markets, a stagnating local economy, net migration of people out of Puerto Rico and a high debt burden. Although Puerto Rico has tried to address its significant financial challenges through various fiscal policies, it continues to experience significant fiscal stress. The Company continues to believe, based on its analysis of Puerto Rico’s fiscal and structural circumstances, the details of its insured exposures, and its legal and contractual rights, that all of National’s insured Puerto Rico related debt will ultimately be substantially repaid.

MBIA Corp. Recoveries and Insured Portfolio

MBIA Corp.’s primary objectives are to satisfy those claims, if any, of its policyholders, and to maximize future recoveries to its surplus note holders and preferred stock holders. The Company intends to execute this strategy by reducing and mitigating potential losses on its insurance exposures and maximizing the collection of recoveries.

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

Further, the remaining insured portfolio, aside from these exposures, could deteriorate and result in additional significant loss reserves and claim payments. MBIA Corp.’s ability to meet its obligations is limited by available liquidity and its ability to secure liquidity through financing and other transactions. In this circumstance there can be no assurance that MBIA Corp. will be successful in generating sufficient cash to meet its obligations. In particular, as of March 31, 2016, MBIA Corp. insures $776 million of gross par outstanding of notes issued by Zohar II 2005-1 Limited, a high yield corporate collateralized debt obligation (“CDO”), which matures in January of 2017. If cash flows generated by Zohar II are insufficient to pay the insured amount at maturity in full, MBIA Corp. will be called upon to satisfy any unpaid amount. If Zohar II fails to generate cash to cover a substantial amount of the insured exposure at maturity, or if MBIA Corp. is unable to reach a restructuring agreement or to raise sufficient liquidity, MBIA Corp. may ultimately have insufficient liquid resources to continue to pay claims. Any such failure to meet its obligations could cause the New York State Department of Financial Services (“NYSDFS”) to put MBIA Insurance Corporation, exclusive of MBIA UK and MBIA Mexico, into a rehabilitation or liquidation proceeding and/or to order MBIA Insurance Corporation to cease paying any claims under its policies. Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any material intercompany lending agreements or cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, the Company does not believe that a rehabilitation or liquidation proceeding with respect to MBIA Insurance Corporation would have any significant long-term liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK or MBIA Mexico. Such a proceeding could have material adverse consequences for MBIA Insurance Corporation, including the termination of insured credit default swap (“CDS”) contracts for which counterparties may assert market-based claims, the acceleration of debt obligations issued by affiliates and insured by MBIA Insurance Corporation, the loss of control of MBIA Insurance Corporation to a rehabilitator or liquidator, and unplanned costs.

Corporate Liquidity

As of March 31, 2016 and December 31, 2015, the liquidity position of MBIA Inc. was $371 million and $416 million, respectively. The term “liquidity position” refers to cash and liquid assets available for general liquidity purposes. During the three months ended March 31, 2016, $105 million was released to MBIA Inc. under the MBIA group’s tax sharing agreement (the “Tax Escrow Account”). Based on the Company’s projections of National’s dividends, payments into the Tax Escrow Account, and other cash inflows, the Company expects that MBIA Inc. will have sufficient cash to satisfy its debt service and general corporate needs. However, MBIA Inc. continues to have liquidity risk which could be triggered by deterioration in the performance of invested assets, interruption of or reduction in dividends or tax payments received from operating subsidiaries, impaired access to the capital markets, as well as other factors which cannot be anticipated at this time. Furthermore, failure by MBIA Inc. to settle liabilities that are also insured by MBIA Corp. could result in claims on MBIA Corp.

Note 2: Significant Accounting Policies

The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position and results of operations. All material intercompany balances and transactions have been eliminated.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 2: Significant Accounting Policies (continued)

The results of operations for the three months ended March 31, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016. The December 31, 2015 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in the prior year’s financial statements to conform to the current presentation. Such reclassifications had no impact on total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (A Consensus of the FASB Emerging Issues Task Force) (ASU 2014-12)

In June of 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting of share-based payment awards and that could be achieved after an employee’s requisite service period be accounted for as a performance condition. ASU 2014-12 was effective for interim and annual periods beginning January 1, 2016. The adoption of ASU 2014-12 did not affect the Company’s consolidated financial statements.

Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (ASU 2014-13)

In August of 2014, the FASB issued ASU 2014-13, “Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.” ASU 2014-13 applies to a consolidated collateralized financing entity defined as a consolidated variable interest entity (“VIE”) that holds financial assets and issues beneficial interests in those financial assets that are classified as financial liabilities. The Company may elect to measure the financial assets and the financial liabilities of a consolidated collateralized financing entity using a measurement alternative provided in ASU 2014-13. The measurement alternative requires both the financial assets and the financial liabilities of the consolidated collateralized financing entity to be measured using the more observable of the fair value of the financial assets and the fair value of the financial liabilities with the changes in fair value recognized to earnings. Upon adoption, a reporting entity may apply the measurement alternative to existing consolidated collateralized financing entities. ASU 2014-13 was effective for interim and annual periods beginning January 1, 2016. The adoption of ASU 2014-13 did not affect the Company’s consolidated financial statements.

Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03)

In April of 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires debt issuance costs related to a debt liability measured at amortized cost to be reported in the balance sheet as a direct deduction from the face amount of the debt liability. ASU 2015-03 was effective for interim and annual periods beginning January 1, 2016. The adoption of ASU 2015-03 was applied retrospectively and all previously reported amounts have been conformed to the current presentation. ASU 2015-03 did not materially impact the Company’s consolidated financial statements.

The Company has not adopted any other new accounting pronouncements that had a material impact on its consolidated financial statements.

Recent Accounting Developments

Revenue from Contracts with Customers (Topic 606) (ASU 2014-09) and Deferral of the Effective Date (ASU 2015-14)

In May of 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 amends the accounting guidance for recognizing revenue for the transfer of goods or services from contracts with customers unless those contracts are within the scope of other accounting standards. ASU 2014-09 does not apply to financial guarantee insurance contracts within the scope of Topic 944, “Financial Services — Insurance.” In August of 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date.” ASU 2015-14 defers the effective date of ASU 2014-09 to interim and annual periods beginning January 1, 2018, and is applied on a retrospective or modified retrospective basis. The adoption of ASU 2014-09 is not expected to materially impact the Company’s consolidated financial statements.

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

Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01)

In January of 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires certain equity investments other than those accounted for under the equity method of accounting or result in consolidation of the investee to be measured at fair value with changes in fair value recognized in net income, and permits an entity to measure equity investments that do not have readily determinable fair values at cost less any impairment plus or minus adjustments for certain changes in observable prices. An entity is also required to evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale (“AFS”) debt securities in combination with the entity’s other deferred tax assets. ASU 2016-01 requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability that results from a change in the instrument-specific credit risk for financial liabilities that the entity has elected to measure at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for interim and annual periods beginning January 1, 2018, and is applied on a modified retrospective basis. Early adoption is not permitted with the exception of early application of the guidance that requires separate presentation in other comprehensive income of the change in the instrument-specific credit risk for financial liabilities measured at fair value in accordance with the fair value option is permitted as of the beginning of the fiscal year of adoption of the standard. The Company is evaluating the impact of adopting ASU 2016-01.

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

Nonconsolidated VIEs

Insurance

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of March 31, 2016 and December 31, 2015, through its insurance operations. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs as of March 31, 2016 and December 31, 2015. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured CDS contracts and any investments in obligations issued by nonconsolidated VIEs.

In millions	March 31, 2016
	VIE Assets	Maximum Exposure to Loss	Carrying Value of Assets			Carrying Value of Liabilities
			Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$5,071	$2,554	$51	$6	$-	$3	$71	$4
Mortgage-backed residential	11,066	5,817	22	31	399	30	334	-
Mortgage-backed commercial	309	206	-	1	-	-	-	-
Consumer asset-backed	5,370	1,535	-	9	-	7	9	-
Corporate asset-backed	4,421	3,103	-	24	2	28	-	-

Total global structured finance	26,237	13,215	73	71	401	68	414	4
Global public finance	47,741	14,291	-	154	-	179	-	-

Total insurance	$73,978	$27,506	$73	$225	$401	$247	$414	$4

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

(6) -	Reported within “Derivative liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

In millions	December 31, 2015
	VIE Assets	Maximum Exposure to Loss	Carrying Value of Assets			Carrying Value of Liabilities
			Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$5,712	$3,046	$51	$9	$-	$6	$108	$6
Mortgage-backed residential	11,524	6,072	23	31	416	30	306	-
Mortgage-backed commercial	319	219	-	1	-	1	-	-
Consumer asset-backed	5,538	1,712	-	13	-	11	4	-
Corporate asset-backed	5,218	3,446	-	26	2	30	-	-

Total global structured finance	28,311	14,495	74	80	418	78	418	6
Global public finance	44,162	14,579	-	160	-	186	-	-

Total insurance	$72,473	$29,074	$74	$240	$418	$264	$418	$6

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

(6) -	Reported within “Derivative liabilities” on MBIA’s consolidated balance sheets.

The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs.

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $3.6 billion and $3.1 billion, respectively, as of March 31, 2016, and $5.4 billion and $5.1 billion, respectively, as of December 31, 2015. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. One additional VIE was consolidated during the three months ended March 31, 2016 and one additional VIE was consolidated during the three months ended March 31, 2015.

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

Note 5: Loss and Loss Adjustment Expense Reserves

Loss and Loss Adjustment Expense Process

U.S. Public Finance Insurance

U.S. public finance insured transactions consist of municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utilities, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. The Company estimates future losses by using probability-weighted cash flow scenarios that are customized to each insured transaction. Future loss estimates consider debt service due for each insured transaction, which includes par outstanding and interest due and includes recoveries for such payments, if any.

As of March 31, 2016 and December 31, 2015, the Company’s U.S. public finance loss and loss adjustment expense (“LAE”) reserves were $52 million and $45 million, respectively. As of March 31, 2016 and December 31, 2015, the Company’s insurance loss recoverable related to U.S. public finance issues was $3 million and $4 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Certain local governments remain under financial and budgetary stress and a few have filed for protection under the United States Bankruptcy Code, or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments in greater amounts on the Company’s insured transactions. The Company monitors and analyzes these situations closely, however, the overall extent and duration of such events are uncertain. Also, the filing for protection under the United States Bankruptcy Code or entering state statutory proceedings does not necessarily result in a default or indicate that an ultimate loss will occur. As of March 31, 2016 and December 31, 2015, the Company had $65.4 billion and $70.0 billion, respectively, of gross par outstanding on general obligations, of which $1.1 billion and $79 million, respectively, were reflected on the Company’s “Classified List.” Capital appreciation bonds are reported at the par amount at the time of issuance of the insurance policy.

International and Structured Finance Insurance

The international and structured finance insurance segment’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP do not include estimates for policies insuring credit derivatives or on financial guarantee VIEs that are eliminated in consolidation. Policies insuring credit derivative contracts are accounted for as derivatives and are carried at fair value in the Company’s consolidated financial statements under GAAP. The fair values of insured credit derivative contracts are influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments under the Company’s insurance policies. In the absence of credit impairments on insured credit derivative contracts or the early termination of such contracts at a loss, the cumulative unrealized losses recorded from these contracts should reverse before or at the maturity of the contracts. As the Company’s insured credit derivatives have similar terms, conditions, risks, and economic profiles to its financial guarantee insurance policies, the Company evaluates them for impairment, under Statutory accounting, in the same way that it estimates loss and LAE for its financial guarantee policies. Refer to “Note 8: Derivative Instruments” for a further discussion of the Company’s use of derivatives and their impact on the Company’s consolidated financial statements.

RMBS Case Basis Reserves and Recoveries (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies. The Company calculated RMBS case basis reserves as of March 31, 2016 for both second and first-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. “Roll Rate” is defined as the probability that current loans become delinquent and that various percentages of delinquent loans are eventually charged-off (deemed uncollectible by servicers of the transactions) or liquidated. Generally, Roll Rates are calculated for the previous three months and averaged. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses (base case, stress case, and an additional stress case). Additional data used for both second and first-lien RMBS includes historic average of deal specific voluntary prepayment rates and loss severities and forward projections of the London Interbank Offered Rate (“LIBOR”) interest rates. Prospective loss severity assumptions are reduced over time to account for reductions in the amount of foreclosure inventory, anticipated future increases in home prices, principal amortizations of the loans and modification programs.

In calculating ultimate cumulative losses for RMBS, the Company estimates the amount of second-lien mortgage loans that are expected to be charged-off or first-lien loans liquidated in the future. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for additional information on the Company’s second and first-lien mortgage loan Roll Rate Methodology.

Second-lien RMBS Reserves

The Company’s second-lien RMBS case basis reserves as of March 31, 2016 relate to RMBS backed by home equity lines of credit and closed-end second mortgages. As of March 31, 2016 and December 31, 2015, the Company established loss and LAE reserves totaling $57 million and $51 million, respectively, related to second-lien RMBS issues after the elimination of $17 million and $16 million, respectively, as a result of consolidated VIEs.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Second-lien RMBS Recoveries

The Company primarily records two types of recoveries related to insured second-lien RMBS exposures: excess spread that is generated from the trust structures in the insured transactions; and “put-back” claims related to those mortgage loans whose inclusion in insured securitizations failed to comply with representations and warranties (“ineligible loans”).

Excess Spread

As of March 31, 2016 and December 31, 2015, the Company estimated recoveries of $465 million and $499 million, respectively, for the reimbursement of past and future expected claims through excess spread in insured second-lien RMBS transactions, of which $84 million and $93 million, respectively, are eliminated as a result of consolidated VIEs. As of March 31, 2016, $363 million and $18 million were included in “Insurance loss recoverable” and “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets, respectively, after the elimination of $81 million and $3 million, respectively, as a result of consolidated VIEs. As of December 31, 2015, $382 million and $24 million were included in “Insurance loss recoverable” and “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets, respectively, after the elimination of $87 million and $6 million, respectively, as a result of consolidated VIEs.

Excess spread is generated by performing loans within insured second-lien RMBS securitizations and is the difference between interest inflows on mortgage loan collateral and interest outflows on the insured RMBS notes. The amount of excess spread depends on the future loss trends (which include future delinquency trends, average time to charge-off delinquent loans, and the availability of pool mortgage insurance), the future spread between Prime and LIBOR interest rates, and borrower refinancing behavior which results in voluntary prepayments. Minor deviations in loss trends and voluntary prepayments may substantially impact the amounts collected from excess spread. Excess spread may also include estimated recoverables from mortgage insurance contracts and subsequent recoveries on charged-off loans associated with the insured RMBS securitizations.

Put-Back Claims Related to Ineligible Mortgage Loans

To date, MBIA has settled the majority of the Company’s put-back claims. Only its claims against Credit Suisse remain outstanding. To date, settlement amounts have been consistent with the put-back recoveries that had been included in the Company’s financial statements at the time preceding the settlement.

The contract claim remaining with Credit Suisse is related to the inclusion of ineligible mortgage loans in the 2007-2 Home Equity Mortgage Trust securitization. Credit Suisse has challenged the Company’s assessment of the ineligibility of individual mortgage loans and the dispute is the subject of litigation for which there is no assurance that the Company will prevail.

As of March 31, 2016 and December 31, 2015, the Company recorded estimated recoveries of $399 million and $396 million, respectively, related to its Credit Suisse put-back claims, reflected in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

Based on the Company’s assessment of the strength of its contractual put-back rights against Credit Suisse, which it is pursuing through litigation claims, as well as on its prior settlements with other sellers/servicers and success of other monolines’ put-back settlements, the Company believes it will prevail in enforcing its contractual rights and that it is entitled to collect the full amount of its incurred losses, which totaled $427 million through March 31, 2016. The Company is also entitled to collect interest on amounts paid; it believes that in context of its put-back litigation, the appropriate interest rate should be the New York State statutory rate. However, the Company currently calculates its put-back recoveries using the contractual interest rate, which is lower than the New York State statutory rate.

Notwithstanding the foregoing, uncertainty remains with respect to the ultimate outcome of the litigation with Credit Suisse, which is contemplated in the probability-weighted cash flow scenario based-modeling the Company uses. The Credit Suisse recovery scenarios are based on the amount of incurred losses measured against certain probabilities of ultimate resolution of the dispute with Credit Suisse. Most of the probability weight is assigned to partial recovery scenarios and are discounted using the current risk-free discount rates associated against the underlying transaction’s cash flows.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The Company continues to consider all relevant facts and circumstances in developing its assumptions on expected cash inflows, probability of potential recoveries (including the outcome of litigation) and recovery period. The estimated amount and likelihood of potential recoveries are expected to be revised and supplemented to the extent there are developments in the pending litigation and/or changes to the financial condition of Credit Suisse. While the Company believes it will be successful in realizing its recoveries from its contract claims against Credit Suisse, the ultimate amounts recovered may be materially different from those recorded by the Company given the inherent uncertainty of the manner of resolving the claims (i.e., litigation and/or negotiated out-of-court settlement) and the assumptions used in the required estimation process for accounting purposes which are based, in part, on judgments and other information that are not easily corroborated by historical data or other relevant benchmarks.

First-lien RMBS Reserves

The Company’s first-lien RMBS case basis reserves as of March 31, 2016, which primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans, were determined using the Roll Rate Methodology. As of March 31, 2016 and December 31, 2015, the Company’s loss and LAE reserves were $297 million and $277 million, respectively, related to first-lien RMBS issues after the elimination of $5 million as a result of consolidated VIEs.

CDO Reserves

The Company also has loss and LAE reserves on certain transactions within its CDO portfolio, including its multi-sector CDO and high yield corporate CDO asset classes that were insured in the form of financial guarantee policies. MBIA’s insured multi-sector CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes, but are not limited to, RMBS-related collateral, multi-sector and corporate CDOs). MBIA’s high yield corporate CDO portfolio comprises middle-market/special-opportunity corporate loan transactions.

As of March 31, 2016 and December 31, 2015, the Company’s loss and LAE reserves were $102 million and $133 million, respectively, related to the total CDO financial guarantee insurance portfolio after the elimination of $199 million and $190 million, respectively, as a result of consolidated VIEs. For the three months ended March 31, 2016, the Company had a benefit in losses and LAE of $31 million recorded in earnings related to the total CDO financial guarantee insurance portfolio after the elimination of $13 million as a result of consolidated VIEs. In the event of further deteriorating performance of the collateral referenced or held in the total CDO portfolio, the amount of losses estimated by the Company could increase substantially.

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for additional information on the Company’s process for estimating reserves on these policies. The methods and assumptions for estimating reserves require substantial judgement of the future performance of each transaction. Actual losses will be a function of the proportion of collateral in the pools that default and the loss severities associated with those defaults.

Loss and LAE Activity

Financial Guarantee Insurance Losses (Excluding Insured Credit Derivative and Consolidated VIEs)

The Company’s financial guarantee insurance losses and LAE, net of reinsurance for the three months ended March 31, 2016 and 2015 are presented in the following table:

	Three Months Ended March 31,
In millions	2016	2015
U.S. Public Finance Insurance Segment	$9	$(6)
International and Structured Finance Insurance Segment:
Second-lien RMBS	12	(8)
First-lien RMBS	26	9
Other(1)	(25)	(1)

Losses and LAE expense (benefit)	$22	$(6)

(1) -	Includes ABS CDOs, CMBS, non-U.S. public finance and other issues.

For the three months ended March 31, 2016, losses and LAE primarily related to increases in expected payments on insured first-lien RMBS transactions and certain Puerto Rico exposures and decreases in projected collections from excess spread within insured second-lien RMBS securitizations. These were partially offset by decreases in expected payments related to CDOs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

For the three months ended March 31, 2015, the benefit in losses and LAE primarily related to decreases in expected payments on insured second-lien RMBS transactions and decreases in reserves for certain municipal utilities and general obligation bonds in the U.S. public finance segment. These were partially offset by increases in expected payments on insured first-lien RMBS transactions.

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended March 31, 2016 and 2015, gross LAE related to remediating insured obligations were $8 million and a benefit of $2 million, respectively.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of March 31, 2016:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	55	16	5	333	409
Number of issues(1)	12	5	3	121	141
Remaining weighted average contract period (in years)	8.1	6.5	7.6	7.3	7.5
Gross insured contractual payments outstanding:(2)
Principal	$2,529	$147	$370	$7,902	$10,948
Interest	2,713	55	132	3,185	6,085

Total	$5,242	$202	$502	$11,087	$17,033

Gross Claim Liability	$-	$-	$-	$762	$762
Less:
Gross Potential Recoveries	-	-	-	541	541
Discount, net(3)	-	-	-	109	109

Net claim liability (recoverable)	$-	$-	$-	$112	$112

Unearned premium revenue	$8	$2	$9	$78	$97

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2015:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	57	18	171	165	411
Number of issues(1)	12	6	5	117	140
Remaining weighted average contract period (in years)	7.6	6.7	9.6	6.7	7.4
Gross insured contractual payments outstanding:(2)
Principal	$2,591	$147	$1,996	$6,426	$11,160
Interest	2,733	57	1,038	2,419	6,247

Total	$5,324	$204	$3,034	$8,845	$17,407

Gross Claim Liability	$-	$-	$-	$797	$797
Less:
Gross Potential Recoveries	-	-	-	752	752
Discount, net(3)	-	-	-	116	116

Net claim liability (recoverable)	$-	$-	$-	$(71)	$(71)

Unearned premium revenue	$8	$2	$33	$55	$98

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

The gross claim liability in the preceding tables represent the Company’s estimate of undiscounted probability-weighted estimated future claim payments. As of March 31, 2016 and December 31, 2015, the gross claim liability primarily related to insured first-lien RMBS transactions.

The gross potential recoveries represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments. As of March 31, 2016 and December 31, 2015, the gross potential recoveries principally related to insured second-lien RMBS. The Company’s recoveries have been, and remain based on either salvage rights, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments, it is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected estimated future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of the claim liability for a given policy. The gross claim liability and gross potential recoveries reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table presents the components of the Company’s loss and LAE reserves and insurance loss recoverable as reported on the Company’s consolidated balance sheets as of March 31, 2016 and December 31, 2015 for insured obligations within MBIA’s “Classified List.” The loss reserves (claim liability) and insurance claim loss recoverable included in the following table represent the present value of the probability-weighted estimated future claim payments and recoveries reported in the preceding tables.

	As of	As of
In millions	March 31, 2016	December 31, 2015
Loss reserves (claim liability)	$476	$470
LAE reserves	49	46

Loss and LAE reserves	$525	$516

Insurance claim loss recoverable	$(407)	$(571)
LAE insurance loss recoverable	(2)	(6)

Insurance loss recoverable	$(409)	$(577)

Reinsurance recoverable on unpaid losses	$5	$6
Reinsurance recoverable on unpaid LAE reserves	1	-

Reinsurance recoverable on paid and unpaid losses	$6	$6

As of March 31, 2016, loss and LAE reserves include $626 million of reserves for expected future payments, partially offset by $101 million of expected recoveries of such future payments. As of December 31, 2015, loss and LAE reserves include $616 million of reserves for expected future payments, partially offset by $100 million of expected recoveries of such future payments.

As of March 31, 2016 and December 31, 2015, the insurance loss recoverable primarily related to expected future recoveries on second-lien RMBS transactions resulting from excess spread generated by performing loans in such transactions. The decrease in 2016 was primarily due to a decrease in expected future recoveries on CDOs as the result of the consolidation and elimination of a VIE.

The following table presents changes in the Company’s loss and LAE reserves for the three months ended March 31, 2016. Changes in loss and LAE reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in amount and timing of estimated claim payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of March 31, 2016, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 1.46%. LAE reserves are generally expected to be settled within a one-year period and are not discounted.

In millions	Changes in Loss and LAE Reserves for the Three Months Ended March 31, 2016
Gross Loss and LAE Reserves as of December 31, 2015	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other(1)	Gross Loss and LAE Reserves as of March 31, 2016
$516	$(8)	$2	$18	$12	$(12)	$3	$(6)	$525

(1) -	Primarily changes in the amount and timing of payments.

The increase in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily related to changes in discount rates on insured first and second-lien RMBS transactions and changes in assumptions on public finance issues. These were partially offset by changes in assumptions on CDOs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the three months ended March 31, 2016. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Three Months Ended March 31, 2016
In millions	Gross Reserve as of December 31, 2015	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Changes in LAE Recoveries	Other(1)	Gross Reserve as of March 31, 2016
Insurance loss recoverable	$577	$(17)	$2	$7	$(123)	$(4)	$(33)	$409
Recoveries on unpaid losses	100	-	1	6	(11)	5	-	101

Total	$677	$(17)	$3	$13	$(134)	$1	$(33)	$510

(1)	Primarily changes in amount and timing of collections.

The decrease in the Company’s insurance loss recoverable and recoveries on unpaid losses during 2016 was primarily due to a decrease in expected future recoveries on CDOs as the result of the consolidation and elimination of a VIE.

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

Financial Assets (excluding derivative assets)

Financial assets, excluding derivative assets, held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically, the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company, along with its third-party portfolio manager, reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company and its third-party portfolio manager believe a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, its third-party portfolio manager will obtain a price from another third-party provider or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of March 31, 2016 or December 31, 2015. All challenges to third-party prices are reviewed by staff of the Company as well as its third-party portfolio manager with relevant expertise to ensure reasonableness of assumptions. A pricing analysis is reviewed and approved by the Company’s Valuation Committee.

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

Derivative Liabilities

The Company’s derivative liabilities are primarily interest rate swaps and insured credit derivatives. The Company’s insured credit derivative contracts are non-traded structured credit derivative transactions. Since insured derivatives are highly customized and there is generally no observable market for these derivatives, the Company estimates their fair values in a hypothetical market based on internal and third-party models simulating what a similar company would charge to assume the Company’s position in the transaction at the measurement date. This pricing would be based on the expected loss of the exposure. The Company reviews its valuation model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise. If live market spreads or securities prices are observable for similar transactions, those spreads are an integral part of the analysis. New insured transactions that resemble existing (previously insured) transactions, if any, would be considered, as well as negotiated settlements of existing transactions.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fixed-Maturity Securities (including short-term investments) Held as Available-For-Sale, Investments Carried at Fair Value, Investments Pledged as Collateral, Investments Held-to-Maturity, and Other Investments

These investments include investments in U.S. Treasury and government agencies, state and municipal bonds, foreign governments, corporate obligations, MBS, asset-backed securities (“ABS”), money market securities, and perpetual debt and equity securities.

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

Loans Receivable at Fair Value

Loans receivable at fair value are comprised of loans held by consolidated VIEs consisting of residential mortgage, corporate and commercial loans. Fair values of residential mortgage loans are determined using quoted prices for MBS issued by the respective VIE and adjusted for the fair values of the financial guarantees provided by MBIA Corp. on the related MBS. Fair values of corporate and commercial loans are either obtained from a pricing service and determined using actively quoted prices obtained from multiple market participants, or based on discounted cash flow methodologies. Loans receivable at fair value are categorized in Level 2 or Level 3 of the fair value hierarchy based on the input that is significant to the fair value measurement in its entirety.

Loan Repurchase Commitments

Loan repurchase commitments are obligations owed by the sellers/servicers of mortgage loans to either MBIA as reimbursement of paid claims or to the RMBS trusts as defined in the transaction documents. Loan repurchase commitments are assets of the consolidated VIEs. This asset represents the rights of MBIA against the sellers/servicers for breaches of representations and warranties that the securitized residential mortgage loans sold to the trust to comply with stated underwriting guidelines and for the sellers/servicers to cure, replace, or repurchase mortgage loans. Fair value measurements of loan repurchase commitments represent the amounts owed by the sellers/servicers to MBIA as reimbursement of paid claims. Loan repurchase commitments are not securities and no quoted prices or comparable market transaction information are observable or available. Fair values of loan repurchase commitments are determined using discounted cash flow techniques and are categorized in Level 3 of the fair value hierarchy.

Long-term Debt

Long-term debt consists of notes, debentures, surplus notes and accrued interest on this debt. The fair value of long-term notes, debentures and surplus notes are estimated based on quoted prices for these or similar securities. The fair value of the accrued interest expense on the surplus notes due in 2033 is determined based on the scheduled interest payments discounted by the market’s perception of the credit risk related to the repayment of the surplus notes. The credit risk related to the repayment of the surplus notes is based on recent trades of the surplus notes. The deferred interest payment will be due on the first business day on or after which MBIA Insurance Corporation obtains approval to make such payment.

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

Approximately 88% of the balance sheet fair value of insured credit derivatives as of March 31, 2016 was valued based on the Binomial Expansion Technique (“BET”) Model. Approximately 12% of the balance sheet fair value of insured credit derivatives as of March 31, 2016 was valued based on the internally developed Direct Price Model and the Dual Default model. The valuation of insured derivatives includes the impact of its credit standing. All of these derivatives are categorized as Level 3 of the fair value hierarchy as their fair value is derived using significant unobservable inputs.

Valuation Model Overview

The Company uses the BET Model to estimate what a bond insurer would charge to guarantee a transaction at the measurement date, based on the market-implied default risk of the underlying collateral and the remaining structural protection in a deductible or subordination.

Inputs to the process of determining fair value for structured transactions using the BET Model include estimates of collateral loss, allocation of loss to separate tranches of the capital structure, credit spreads, recovery rates and nonperformance risk.

As of March 31, 2016 and December 31, 2015, the Company’s net insured CDS derivative liability was $99 million and $85 million, respectively, based on the results of the aforementioned models. A significant driver of changes in fair value is MBIA Corp.’s nonperformance risk. In aggregate, the nonperformance calculation resulted in a pre-tax net insured derivative liability that was $81 million and $99 million lower than the net liability that would have been estimated if MBIA Corp. excluded nonperformance risk in its valuation as of March 31, 2016 and December 31, 2015, respectively. Nonperformance risk is a fair value concept and does not contradict MBIA Corp.’s internal view, based on fundamental credit analysis of MBIA Corp.’s economic condition, that MBIA Corp. will be able to pay all claims when due.

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

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015. These tables exclude inputs used to measure fair value that are not developed by the Company, such as broker prices and other third-party pricing service valuations.

In millions	Fair Value as of March 31, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,368	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 6% (2%)
		Discounted cash flow	Multiples(1)
Loan repurchase commitments	399	Discounted cash flow	Recovery rates(2)
			Breach rates(2)
Liabilities of consolidated VIEs:
Variable interest entity notes	1,176	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 52% (9%)
Credit derivative liabilities, net:
CMBS	87	BET Model	Recovery rates	25% - 90% (63%)
			Nonperformance risk	24% - 44% (43%)
			Weighted average life (in years)	1.0 - 3.2 (1.5)
			CMBS spreads	0% - 62% (22%)
Multi-sector CDO	4	Direct Price Model	Nonperformance risk	57% - 57% (57%)
Other	8	BET Model and Dual Default	Recovery rates	45% - 45% (45%)
			Nonperformance risk	51% - 57% (57%)
			Weighted average life (in years)	0.3 -7.1 (1.4)
Other derivative liabilities	19	Discounted cash flow	Cash flows	$0 - $83 ($42)(3)

(1) -	Unobservable inputs are not developed by the Company.

(2) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(3) -	Midpoint of cash flows are used for the weighted average.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Fair Value as of December 31, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,292	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 5% (1%)
Loan repurchase commitments	396	Discounted cash flow	Recovery rates(1)
			Breach rates(1)
Liabilities of consolidated VIEs:
Variable interest entity notes	1,267	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 37% (14%)
Credit derivative liabilities, net:
CMBS	72	BET Model	Recovery rates	25% - 90% (66%)
			Nonperformance risk	33% - 55% (54%)
			Weighted average life (in years)	1.1 - 3.2 (1.6)
			CMBS spreads	0% - 59% (19%)
Multi-sector CDO	3	Direct Price Model	Nonperformance risk	59% - 59% (59%)
Other	10	BET Model and Dual Default	Recovery rates	42% - 45% (43%)
			Nonperformance risk	59% - 59% (59%)
			Weighted average life (in years)	0.5 - 7.3 (1.9)
Other derivative liabilities	18	Discounted cash flow	Cash flows	$0 - $83 ($42)(2)

(1) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(2) -	Midpoint of cash flows are used for the weighted average.

Sensitivity of Significant Unobservable Inputs

The significant unobservable inputs used in the fair value measurement of the Company’s loans receivable at fair value of consolidated VIEs are the impact of the financial guarantee and multiples. The fair value of loans receivable are calculated by subtracting the value of the financial guarantee from the market value of VIE liabilities and by discounted cash flow methodologies. The value of a financial guarantee is estimated by the Company as the present value of expected cash payments under the policy. As expected cash payments provided by the Company under the insurance policy increase, there is a lower expected cash flow on the underlying loans receivable of the VIE. This results in a lower fair value of the loans receivable in relation to the obligations of the VIE.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of March 31, 2016
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$1,111	$115	$-		$-	$1,226
State and municipal bonds	-	1,643	3	(1)	-	1,646
Foreign governments	149	38	2	(1)	-	189
Corporate obligations	-	1,588	1	(1)	-	1,589
Mortgage-backed securities:
Residential mortgage-backed agency	-	968	-		-	968
Residential mortgage-backed non-agency	-	49	-		-	49
Commercial mortgage-backed	-	29	-		-	29
Asset-backed securities:
Collateralized debt obligations	-	4	26	(1)	-	30
Other asset-backed	-	320	39	(1)	-	359

Total fixed-maturity investments	1,260	4,754	71		-	6,085
Money market securities	207	-	-		-	207
Perpetual debt and equity securities	22	188	-		-	210
Cash and cash equivalents	285	-	-		-	285
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	4	-		(1)	3

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of March 31, 2016
Assets of consolidated VIEs:
Corporate obligations	-	38	1	(1)	-	39
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	161	-		-	161
Commercial mortgage-backed	2	611	2	(1)	-	615
Asset-backed securities:
Collateralized debt obligations	-	12	1	(1)	-	13
Other asset-backed	-	17	3	(1)	-	20
Cash	47	-	-		-	47
Loans receivable at fair value:
Residential loans receivable	-	-	1,115		-	1,115
Other loans receivable	-	-	253		-	253
Loan repurchase commitments	-	-	399		-	399
Derivative assets:
Currency derivatives	-	-	5	(1)	-	5

Total assets	$1,823	$5,785	$1,850		$(1)	$9,457

Liabilities:
Medium-term notes	$-	$-	$165	(1)	$-	$165
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	3	99		-	102
Non-insured derivatives:
Interest rate derivatives	-	282	-		(45)	237
Other	-	-	19		-	19
Other liabilities:
Warrants	-	29	-		-	29
Securities sold, not yet purchased	3	-	-		-	3
Liabilities of consolidated VIEs:
Variable interest entity notes	-	1,028	1,176		-	2,204
Derivative liabilities:
Interest rate derivatives	-	36	-		-	36

Total liabilities	$3	$1,378	$1,459		$(45)	$2,795

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2015
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$866	$110	$-		$-	$976
State and municipal bonds	-	1,685	41	(1)	-	1,726
Foreign governments	153	43	2	(1)	-	198
Corporate obligations	-	1,450	7	(1)	-	1,457
Mortgage-backed securities: Residential mortgage-backed agency	-	993	-		-	993
Residential mortgage-backed non-agency	-	51	-		-	51
Commercial mortgage-backed	-	31	-		-	31
Asset-backed securities: Collateralized debt obligations	-	5	29	(1)	-	34
Other asset-backed	-	281	38	(1)	-	319

Total fixed-maturity investments	1,019	4,649	117		-	5,785
Money market securities	354	-	-		-	354
Perpetual debt and equity securities	18	190	-		-	208
Cash and cash equivalents	464	-	-		-	464
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	4	-		(1)	3

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2015
Assets of consolidated VIEs:
Corporate obligations	-	39	11	(1)	-	50
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	172	-		-	172
Commercial mortgage-backed	-	672	-		-	672
Asset-backed securities:
Collateralized debt obligations	-	13	1	(1)	-	14
Other asset-backed	-	18	6	(1)	-	24
Cash	58	-	-		-	58
Loans receivable at fair value:
Residential loans receivable	-	-	1,185		-	1,185
Other loans receivable	-	-	107		-	107
Loan repurchase commitments	-	-	396		-	396
Derivative assets:
Currency derivatives	-	-	11	(1)	-	11

Total assets	$1,913	$5,757	$1,834		$(1)	$9,503

Liabilities: Medium-term notes	$-	$-	$161	(1)	$-	$161
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	3	85		-	88
Non-insured derivatives:
Interest rate derivatives	-	240	-		(32)	208
Other	-	-	18		-	18
Other liabilities:
Warrants	-	18	-		-	18
Securities sold, not yet purchased	18	-	-		-	18
Liabilities of consolidated VIEs:
Variable interest entity notes	-	1,095	1,267		-	2,362
Derivative liabilities:
Interest rate derivatives	-	45	-		-	45

Total liabilities	$18	$1,401	$1,531		$(32)	$2,918

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

Level 3 assets at fair value as of March 31, 2016 and December 31, 2015 represented approximately 20% and 19%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of March 31, 2016 and December 31, 2015 represented approximately 52% of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of March 31, 2016 and December 31, 2015:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of March 31, 2016	Carry Value Balance as of March 31, 2016
Assets:
Other investments	$-	$-	$4	$4	$4
Accrued investment income(1)	-	39	-	39	39
Receivable for investments sold(1)	-	16	-	16	16
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	525	525	890

Total assets	$-	$55	$529	$584	$949

Liabilities:
Long-term debt	$-	$912	$-	$912	$1,919
Medium-term notes	-	-	552	552	883
Investment agreements	-	-	609	609	452
Payable for investments purchased(2)	-	22	-	22	22
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	760	760	890

Total liabilities	$-	$934	$1,921	$2,855	$4,166

Financial Guarantees:
Gross	$-	$-	$3,200	$3,200	$1,626
Ceded	-	-	99	99	55

(1) -	Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2015	Carry Value Balance as of December 31, 2015
Assets:
Other investments	$-	$-	$3	$3	$3
Accrued investment income(1)	-	38	-	38	38
Receivable for investments sold(1)	-	26	-	26	26
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	2,401	2,401	2,689

Total assets	$-	$64	$2,404	$2,468	$2,756

Liabilities:
Long-term debt	$-	$762	$-	$762	$1,889
Medium-term notes	-	-	534	534	855
Investment agreements	-	-	595	595	462
Payable for investments purchased(2)	-	36	-	36	36
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	2,596	2,596	2,689

Total liabilities	$-	$798	$3,725	$4,523	$5,931

Financial Guarantees:
Gross	$-	$-	$3,093	$3,093	$1,530
Ceded	-	-	94	94	56

(1) -	Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2016 and 2015:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2016

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2016
Assets:
Foreign governments	$2	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$2	$-
Corporate obligations	7	-	-	-	-	-	-	-	-	-	(6)	1	-
Collateralized debt obligations	29	-	-	-	-	-	-	(3)	-	-	-	26	-
Other asset-backed	38	(1)	(1)	5	-	-	-	(2)	-	-	-	39	(1)
State and municipal bonds	41	-	-	-	-	-	-	(38)	-	-	-	3	-
Assets of consolidated VIEs:
Corporate obligations	11	-	(5)	-	-	-	-	-	-	-	(5)	1	-
Commercial mortgage-backed	-	-	-	-	-	-	-	-	-	2	-	2	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Other asset-backed	6	-	(6)	-	-	-	-	-	-	3	-	3	-
Loans receivable- residential	1,185	-	(14)	-	-	-	-	(56)	-	-	-	1,115	(14)
Loans receivable - other	107	-	-	-	-	146	-	-	-	-	-	253	-
Loan repurchase commitments	396	-	3	-	-	-	-	-	-	-	-	399	3
Currency derivatives, net	11	-	(6)	-	-	-	-	-	-	-	-	5	(6)

Total assets	$1,834	$(1)	$(29)	$5	$-	$146	$-	$(99)	$-	$5	$(11)	$1,850	$(18)

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2016
Liabilities:
Medium-term notes	$161	$-	$(3)	$-	$7	$-	$-	$-	$-	$-	$-	$165	$5
Credit derivatives, net	85	14	14	-	-	-	-	(14)	-	-	-	99	16
Other derivatives	18	-	1	-	-	-	-	-	-	-	-	19	1
Liabilities of consolidated VIEs:
VIE notes	1,267	-	(22)	-	-	9	-	(78)	-	-	-	1,176	(22)

Total liabilities	$1,531	$14	$(10)	$-	$7	$9	$-	$(92)	$-	$-	$-	$1,459	$-

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2015

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2015
Assets:
Foreign governments	$6	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$6	$-
Corporate obligations	10	-	-	-	-	-	-	-	-	-	-	10	-
Commercial mortgage-backed	2	-	-	-	-	-	-	-	-	-	(1)	1	-
Collateralized debt obligations	87	-	-	-	-	-	-	(5)	(8)	-	-	74	-
Other asset-backed	85	(2)	-	(1)	-	4	-	(2)	(8)	-	(2)	74	-
State and municipal bonds	8	-	-	-	-	-	-	-	-	-	(2)	6	-
Assets of consolidated VIEs:
Corporate obligations	55	-	-	-	-	-	-	(2)	-	-	-	53	-
Residential mortgage-backed non-agency	3	-	1	-	-	-	-	(1)	-	-	-	3	1
Collateralized debt obligations	5	-	(1)	-	-	-	-	-	-	-	-	4	-
Other asset-backed	26	-	3	-	-	-	-	(2)	-	-	(6)	21	3
Loans receivable-residential	1,431	-	(3)	-	-	-	-	(56)	-	-	-	1,372	(3)
Loans receivable-other	-	-	-	-	-	108	-	-	-	-	-	108	-
Loan repurchase commitments	379	-	6	-	-	-	-	-	-	-	-	385	6
Currency derivatives, net	-	-	4	-	1	-	-	-	-	-	-	5	5

Total assets	$2,097	$(2)	$10	$(1)	$1	$112	$-	$(68)	$(16)	$-	$(11)	$2,122	$12

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2015
Liabilities:
Medium-term notes	$197	$-	$5	$-	$(22)	$-	$-	$-	$-	$-	$-	$180	$(17)
Credit derivatives, net	244	9	(37)	-	-	-	-	(9)	-	-	-	207	(37)
Other derivatives, net	24	-	(3)	-	-	-	-	-	-	-	-	21	(3)
Liabilities of consolidated VIEs:
VIE notes	735	-	8	-	-	695	-	(51)	-	-	-	1,387	8

Total liabilities	$1,200	$9	$(27)	$-	$(22)	$695	$-	$(60)	$-	$-	$-	$1,795	$(49)

(1) - Transferred in and out at the end of the period.

Transfers into and out of Level 3 were $5 million and $11 million, respectively, for the three months ended March 31, 2016. Transfers into and out of Level 2 were $11 million and $5 million, respectively, for the three months ended March 31, 2016. Transfers into Level 3 were principally related to other asset backed and CMBS, where inputs, which are significant to their valuation, became unobservable during the quarter. Corporate obligations comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1 for the three months ended March 31, 2016.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Transfers out of level 3 and into level 2 were $11 million for the three months ended March 31, 2015. There were no transfers into Level 3 or out of Level 2 for the three months ended March 31, 2015. Other ABS and state municipal bonds comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1 for the three months ended March 31, 2015.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended March 31, 2016 and 2015 are reported on the Company’s consolidated statements of operations as follows:

In millions	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of March 31, 2016	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of March 31, 2015
Revenues:
Unrealized gains (losses) on insured derivatives	$(14)	$(16)	$37	$37
Realized gains (losses) and other settlements on insured derivatives	(14)	-	(9)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(7)	(7)	18	20
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(6)	5	3	4

Total	$(41)	$(18)	$49	$61

Fair Value Option

The Company elected to record at fair value certain financial instruments that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following table presents the changes in fair value included in the Company’s consolidated statements of operations for the three months ended March 31, 2016 and 2015 for financial instruments for which the fair value option was elected:

	Three Months Ended March 31,
In millions	2016		2015
Investments carried at fair value	$3	(1)	$-
Fixed-maturity securities held at fair value- VIE	(85)	(2)	(17)	(2)
Loans receivable - Residential mortgage loans	(70)	(2)	(58)	(2)
Loan repurchase commitments	2	(2)	6	(2)
Medium-term notes	(5)	(1)	17	(1)
Variable interest entity notes	166	(2)	89	(2)

(1) -	Reported within “Net gains (losses) of financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.

(2) -	Reported within “Net gains (losses) of financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2016 and December 31, 2015 for loans and notes for which the fair value option was elected:

In millions	As of March 31, 2016			As of December 31, 2015
	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$1,197	$1,080	$117	$1,260	$1,149	$111
Residential mortgage loans (90 days or more past due)	176	35	141	177	36	141
Other loans	107	107	-	107	107	-
Other loans (90 days or more past due)	146	146	-	75	-	75

Total loans receivable at fair value	$1,626	$1,368	$258	$1,619	$1,292	$327
Variable interest entity notes	$3,692	$2,204	$1,488	$3,663	$2,362	$1,301
Medium-term notes	$228	$165	$63	$217	$161	$56

Substantially all gains and losses included in earnings during the three months ended March 31, 2016 and 2015 on loans receivable and VIE notes reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the VIE notes, resulting in depressed pricing of the financial instruments.

Note 7: Investments

Investments, excluding those elected under the fair value option, include debt and equity securities classified as either AFS or HTM. Other AFS investments primarily comprise money market funds. The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and other-than-temporary impairments (“OTTI”) for AFS and HTM investments in the Company’s consolidated investment portfolio as of March 31, 2016 and December 31, 2015:

	March 31, 2016
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$1,171	$55	$-	$1,226	$-
State and municipal bonds	1,559	90	(3)	1,646	-
Foreign governments	187	3	(1)	189	-
Corporate obligations	1,638	42	(96)	1,584	(88)
Mortgage-backed securities:
Residential mortgage-backed agency	958	13	(3)	968	-
Residential mortgage-backed non-agency	55	1	(7)	49	(4)
Commercial mortgage-backed	30	-	(1)	29	-
Asset-backed securities:
Collateralized debt obligations	46	-	(17)	29	-
Other asset-backed	369	1	(13)	357	-

Total fixed-maturity investments	6,013	205	(141)	6,077	(92)
Money market securities	206	-	-	206	-
Perpetual debt and equity securities	5	2	-	7	-

Total AFS investments	$6,224	$207	$(141)	$6,290	$(92)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$890	$-	$(365)	$525	$-

Total HTM investments	$890	$-	$(365)	$525	$-

(1) -	Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	December 31, 2015
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$947	$32	$(3)	$976	$-
State and municipal bonds	1,674	65	(14)	1,725	-
Foreign governments	197	3	(2)	198	-
Corporate obligations	1,516	21	(103)	1,434	(85)
Mortgage-backed securities:
Residential mortgage-backed agency	995	7	(9)	993	-
Residential mortgage-backed non-agency	55	2	(6)	51	(4)
Commercial mortgage-backed	31	-	-	31	-
Asset-backed securities:
Collateralized debt obligations	51	-	(18)	33	-
Other asset-backed	331	1	(17)	315	-

Total fixed-maturity investments	5,797	131	(172)	5,756	(89)
Money market securities	351	-	-	351	-
Perpetual debt and equity securities	12	1	-	13	-

Total AFS investments	$6,160	$132	$(172)	$6,120	$(89)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$2,689	$24	$(312)	$2,401	$-

Total HTM investments	$2,689	$24	$(312)	$2,401	$-

(1) -	Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of March 31, 2016. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$609	$609	$-	$-
Due after one year through five years	1,582	1,609	-	-
Due after five years through ten years	883	929	-	-
Due after ten years	1,481	1,498	890	525
Mortgage-backed and asset-backed	1,458	1,432	-	-

Total fixed-maturity investments	$6,013	$6,077	$890	$525

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of March 31, 2016 and December 31, 2015 was $10 million. These deposits are required to comply with state insurance laws.

Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of March 31, 2016 and December 31, 2015, the fair value of securities pledged as collateral for these investment agreements approximated $451 million and $457 million, respectively. The Company’s collateral as of March 31, 2016 consisted principally of U.S. Treasury and government agency and state and municipal bonds, and was primarily held with major U.S. banks. Additionally, the Company pledged cash and money market securities as collateral under investment agreements in the amount of $14 million and $12 million as of March 31, 2016 and December 31, 2015, respectively.

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$53	$-	$-	$-	$53	$-
State and municipal bonds	115	(1)	20	(2)	135	(3)
Foreign governments	10	-	2	(1)	12	(1)
Corporate obligations	303	(4)	83	(92)	386	(96)
Mortgage-backed securities:
Residential mortgage-backed agency	58	-	259	(3)	317	(3)
Residential mortgage-backed non-agency	18	(2)	21	(5)	39	(7)
Commercial mortgage-backed	22	(1)	1	-	23	(1)
Asset-backed securities:
Collateralized debt obligations	2	-	25	(17)	27	(17)
Other asset-backed	169	(2)	44	(11)	213	(13)

Total fixed-maturity investments	750	(10)	455	(131)	1,205	(141)
Perpetual debt and equity securities	-	-	1	-	1	-

Total AFS investments	$750	$(10)	$456	$(131)	$1,206	$(141)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$289	$(26)	$236	$(339)	$525	$(365)

Total HTM investments	$289	$(26)	$236	$(339)	$525	$(365)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$434	$(2)	$50	$(1)	$484	$(3)
State and municipal bonds	536	(11)	42	(3)	578	(14)
Foreign governments	32	(2)	-	-	32	(2)
Corporate obligations	693	(14)	78	(89)	771	(103)
Mortgage-backed securities:
Residential mortgage-backed agency	399	(4)	159	(5)	558	(9)
Residential mortgage-backed non-agency	24	(2)	17	(4)	41	(6)
Commercial mortgage-backed	25	-	1	-	26	-
Asset-backed securities:
Collateralized debt obligations	2	-	29	(18)	31	(18)
Other asset-backed	242	(1)	34	(16)	276	(17)

Total fixed-maturity investments	2,387	(36)	410	(136)	2,797	(172)
Perpetual debt and equity securities	2	-	3	-	5	-

Total AFS investments	$2,389	$(36)	$413	$(136)	$2,802	$(172)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$1,093	$(17)	$280	$(295)	$1,373	$(312)

Total HTM investments	$1,093	$(17)	$280	$(295)	$1,373	$(312)

Gross unrealized losses on AFS securities decreased as of March 31, 2016 compared with December 31, 2015 primarily due to market price appreciation driven by lower interest rates and narrowing credit spreads. Gross unrealized losses on HTM securities increased as of March 31, 2016 compared with December 31, 2015 primarily due to widening credit spreads partially offset by lower interest rates.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of March 31, 2016 and December 31, 2015 was 20 and 17 years, respectively. As of March 31, 2016 and December 31, 2015, there were 78 and 65 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 29 and 22 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of March 31, 2016:

	AFS Securities			HTM Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	13	$25	$23	-	$-	$-
> 15% to 25%	3	3	2	-	-	-
> 25% to 50%	9	63	45	-	-	-
> 50%	3	123	18	1	575	236

Total	28	$214	$88	1	$575	$236

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the fair value and gross unrealized loss by credit rating category of ABS, MBS and corporate obligations included in the Company’s consolidated AFS investment portfolio, as of March 31, 2016, for which fair value was less than amortized cost. The credit ratings are based on ratings from Moody’s as of March 31, 2016 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Asset Type	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss
ABS	$125	$(1)	$74	$(1)	$2	$-	$6	$-	$33	$(28)	$-	$-	$240	$(30)
MBS	331	(4)	3	-	2	-	5	-	25	(3)	13	(4)	379	(11)
Corporate obligations	147	(1)	109	-	58	(1)	44	(3)	13	(3)	15	(88)	386	(96)

Total	$603	$(6)	$186	$(1)	$62	$(1)	$55	$(3)	$71	$(34)	$28	$(92)	$1,005	$(137)

The total ABS, MBS and corporate obligations reported in the preceding table include those which are guaranteed by financial guarantors. In addition, the following table presents information on ABS and MBS guaranteed by the Company and third-party financial guarantors.

			Insured Securities Rated Below Investment Grade without the Effect of Guarantee
	Average Credit Rating with the	Average Credit Rating without the	(in millions)
Asset Type	Effect of Guarantee	Effect of Guarantee	Fair Value	Percentage
ABS	Below Investment Grade	Below Investment Grade	$31	58%
MBS	Below Investment Grade	Below Investment Grade	$18	100%

Refer to the table within the OTTI section of this note for information on the insured securities included in the table above.

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of March 31, 2016 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

Other-Than-Temporary Impairments

The Company’s fixed-maturity securities for which fair value is less than amortized cost are reviewed quarterly in order to determine whether a credit loss exists. The portion of certain OTTI losses on fixed-maturity securities that does not represent credit losses is recognized in accumulated other comprehensive income (loss) (“AOCI”). For the three months ended March 31, 2016 and 2015, there were no changes in the cumulative credit losses on fixed-maturity securities held by the Company, for which a portion of the OTTI was recognized in AOCI. Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the Company’s policy for OTTI and its determination of credit loss.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The Company does not recognize OTTI on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairment in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of March 31, 2016 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve(2)
Asset-backed:
MBIA(1)	$54	$(28)	$13
Mortgage-backed:
MBIA(1)	18	(2)	15
Other:
MBIA(1)	67	(2)	-
Other	2	-	-

Total other	69	(2)	-

Total	$141	$(32)	$28

(1) -	Includes investments insured by MBIA Corp. and National.

(2) -	Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

Sales of Available-for-Sale Investments

Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
In millions	2016	2015
Proceeds from sales	$281	$192
Gross realized gains	10	5
Gross realized losses	(4)	(7)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

International and Structured Finance Insurance

The Company entered into derivative instruments that it viewed as an extension of its core financial guarantee business that do not qualify for the financial guarantee scope exception and, therefore, are accounted for as derivative instruments. These insured CDS contracts, primarily referencing corporate obligations, ABS, RMBS, commercial mortgage-backed securities (“CMBS”), commercial real estate (“CRE”) loans and CDOs, are intended to be held for the entire term of the contract absent a negotiated settlement with the counterparty. The Company’s derivative exposure within its international and structured finance insurance segment also includes insured interest rate and inflation-linked swaps related to insured debt issues.

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

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of March 31, 2016 and December 31, 2015. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

$ in millions	As of March 31, 2016
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	2.1 Years	$1,774	$-	$50	$-	$1,027	$2,851	$(99)
Insured swaps	16.6 Years	-	152	2,301	1,084	21	3,558	(3)

Total notional		$1,774	$152	$2,351	$1,084	$1,048	$6,409

Total fair value		$-	$-	$(1)	$(2)	$(99)		$(102)

$ in millions	As of December 31, 2015
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	2.1 Years	$1,947	$-	$300	$-	$961	$3,208	$(85)
Insured swaps	16.5 Years	-	109	2,715	940	22	3,786	(3)

Total notional		$1,947	$109	$3,015	$940	$983	$6,994

Total fair value		$-	$-	$(4)	$(2)	$(82)		$(88)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

Internal credit ratings assigned by MBIA on the underlying collateral are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future debt service payments that MBIA may be required to make under these guarantees as of March 31, 2016 is $3.0 billion. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

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

Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of March 31, 2016, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $63 million. Of this amount, $44 million is netted within “Derivative liabilities” and $19 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities. As of December 31, 2015, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $50 million. Of this amount, $31 million is netted within “Derivative liabilities” and $19 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities. As of March 31, 2016, the Company had securities with a fair value of $288 million posted to derivative counterparties and this amount is included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheet. As of December 31, 2015, the Company had securities with a fair value of $259 million posted to derivative counterparties and this amount is included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheet.

As of March 31, 2016 and December 31, 2015, the fair value on one Credit Support Annex (“CSA”) was $3 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of March 31, 2016 and December 31, 2015, the counterparty was rated A2 by Moody’s and A by S&P.

Financial Statement Presentation

The fair value of amounts recognized for eligible derivative contracts executed with the same counterparty under a master netting agreement, including any cash collateral that may have been received or posted by the Company, is presented on a net basis in accordance with accounting guidance for the offsetting of fair value amounts related to derivative instruments. Insured CDS and insured swaps are not subject to master netting agreements. VIE derivative assets and liabilities are not presented net of any master netting agreements. Counterparty netting of derivative assets and liabilities offsets balances in “Interest rate swaps” as of March 31, 2016 and December 31, 2015.

As of March 31, 2016, the total fair value of the Company’s derivative assets, after counterparty netting of $1 million, was $14 million, of which $9 million was reported within “Other assets” and “Other assets” presented under “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. Embedded derivatives of $5 million was reported within “Medium-term notes” on the Company’s consolidated balance sheets.

As of March 31, 2016, the total fair value of the Company’s derivative liabilities, after counterparty netting of $1 million and cash collateral posted by the company of $44 million, was $411 million, of which $394 million was reported within “Derivative liabilities” and “Derivative liabilities” presented under “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Embedded derivatives of $17 million was reported within “Medium-term notes” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of March 31, 2016:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$2,851	Other assets	$-	Derivative liabilities	$(99)
Insured swaps	3,558	Other assets	-	Derivative liabilities	(3)
Interest rate swaps	1,155	Other assets	4	Derivative liabilities	(282)
Interest rate swaps-VIE	865	Other assets-VIE	-	Derivative liabilities-VIE	(36)
Interest rate swaps-embedded	415	Medium-term notes	5	Medium-term notes	(17)
Currency swaps-VIE	77	Other assets-VIE	6	Derivative liabilities-VIE	-
All other	83	Other assets	-	Derivative liabilities	(19)
All other-VIE	241	Other assets-VIE	-	Derivative liabilities-VIE	-
All other-embedded	6	Other investments	-	Other investments	-

Total non-designated derivatives	$9,251		$15		$(456)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

As of December 31, 2015, the total fair value of the Company’s derivative assets, after counterparty netting of $1 million, was $19 million, of which $14 million was reported within “Other assets” and “Other Assets” presented under “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. Embedded derivatives of $5 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

As of December 31, 2015, the total fair value of the Company’s derivative liabilities, after counterparty netting of $1 million and cash collateral posted by the Company of $31 million, was $374 million, of which $359 million was reported within “Derivative liabilities” and “Derivative liabilities” presented under “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Embedded derivatives of $15 million was reported within “Medium-term notes” on the Company’s consolidated balance sheets.

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of December 31, 2015:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$3,208	Other assets	$-	Derivative liabilities	$(85)
Insured swaps	3,786	Other assets	-	Derivative liabilities	(3)
Interest rate swaps	1,153	Other assets	4	Derivative liabilities	(240)
Interest rate swaps-VIE	899	Other assets-VIE	-	Derivative liabilities-VIE	(45)
Interest rate swaps-embedded	396	Medium-term notes	5	Medium-term notes	(15)
Currency swaps-VIE	83	Other assets-VIE	11	Derivative liabilities-VIE	-
All other	83	Other assets	-	Derivative liabilities	(18)
All other-VIE	241	Other assets-VIE	-	Derivative liabilities-VIE	-
All other-embedded	10	Other investments	-	Other investments	-

Total non-designated derivatives	$9,859		$20		$(406)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2016:

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(14)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(14)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(50)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	8
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(5)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(2)

Total		$(77)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2015:

In millions
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Net Gain (Loss) Recognized in Income
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$37
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(9)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(107)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	4
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	3

Total		$(72)

Note 9: Income Taxes

The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
In millions	2016	2015
Income (loss) before income taxes	$(101)	$113
Provision (benefit) for income taxes	$(23)	$44
Effective tax rate	22.8%	38.9%

For the three months ended March 31, 2016, the Company’s effective tax rate applied to its loss before income taxes is less than the U.S. statutory tax rate primarily due to a foreign tax credit adjustment and the fluctuation of the value of nondeductible warrants issued by the Company. For the three months ended March 31, 2015, the Company’s effective tax rate applied to its income before income taxes was higher than the U.S. statutory tax rate primarily due to the fluctuation of the value of nondeductible warrants issued by the Company.

The Company’s 2015 provision for income taxes for interim financial periods was not based on an estimated annual effective rate due to the variability in fair value of its derivative liabilities, which prevents the Company from projecting a reliable estimated annual effective tax rate.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Income Taxes (continued)

In accordance with accounting guidance for income taxes, the netting of deferred taxes between different taxpaying jurisdictions is not permitted. As of March 31, 2016, there was also a non-U.S. deferred tax liability of $13 million included in “Other liabilities” on the Company’s consolidated balance sheet.

Tax Sharing Agreement

The Company has a tax sharing agreement among its members effective January 1, 1987. The agreement was amended and restated effective September 8, 2011 to change the method of calculating each domestic insurer’s tax liability to the method permitted by paragraph 3(a) of Department Circular Letter #33 (1979). The agreement was submitted to the NYSDFS for review and non-disapproval pursuant to Section 1505 of the New York Insurance Law (“NYIL”). Refer to “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for further discussion on the Company’s tax sharing agreement.

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in unrecognized tax benefits (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of March 31, 2016 and December 31, 2015, the Company had no UTB.

MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. Federal income tax returns through 2011 have been examined or surveyed.

As of March 31, 2016, the Company’s net operating loss (“NOL”) is approximately $2.7 billion. The NOL will expire between tax years 2029 through 2034. As of March 31, 2016, the Company has an alternative minimum tax credit carryforward of $22 million, which does not expire.

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

The Company manages its businesses across three operating segments: 1) U.S. public finance insurance; 2) corporate; and 3) international and structured finance insurance. The Company’s U.S. public finance insurance business is operated through National and its international and structured finance insurance business is operated through MBIA Corp. Effective January 1, 2015, the Company exited its advisory services business with the completed sale of Cutwater.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

Corporate

The Company’s corporate segment consists of general corporate activities, including providing general support services to MBIA’s other operating businesses and asset and capital management. General support services are provided by the Company’s service company, MBIA Services Corporation (“MBIA Services”). MBIA Services provides various support services including, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. Capital management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiaries, MBIA Global Funding, LLC (“GFL”) and MBIA Investment Management Corp. (“IMC”). MBIA Inc. issued debt to finance the operations of the MBIA group. GFL raised funds through the issuance of MTNs with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. The company has ceased issuing these MTNs and investment agreements and the outstanding liability balances and corresponding asset balances have declined over time as liabilities mature, terminate or are retired. All of the debt within the corporate segment is managed collectively and is serviced by available liquidity.

International and Structured Finance Insurance

The Company’s international and structured finance insurance segment is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, non-U.S. public finance and global structured finance insured obligations when due, or in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise. MBIA Corp. insures the investment contracts written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. MBIA Corp. insures debt obligations of the following affiliates:

•	MBIA Inc.;

•	GFL;

•	IMC; and

•

LaCrosse Financial Products, LLC, a wholly-owned affiliate, in which MBIA Insurance Corporation has written insurance policies guaranteeing the obligations under CDS, including termination payments that may become due upon certain events including the insolvency or payment default of the financial guarantor or the CDS issuer.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

Segments Results

The following tables provide the Company’s segment results for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$84	$5	$26	$-		$115
Net change in fair value of insured derivatives	-	-	(28)	-		(28)
Net gains (losses) on financial instruments at fair value and foreign exchange	9	(84)	6	-		(69)
Net investment losses related to other-than-temporary impairments	-	(1)	-	-		(1)
Net gains (losses) on extinguishment of debt	-	2	-	-		2
Other net realized gains (losses)	-	(1)	-	-		(1)
Revenues of consolidated VIEs	-	-	14	-		14
Inter-segment revenues(2)	6	16	12	(34)		-
Total revenues	99	(63)	30	(34)		32
Losses and loss adjustment	9	-	13	-		22
Operating	9	22	14	-		45
Interest	-	23	27	-		50
Expenses of consolidated VIEs	-	-	16	-		16
Inter-segment expenses(2)	18	-	14	(32)		-
Total expenses	36	45	84	(32)		133
Income (loss) before income taxes	63	(108)	(54)	(2)		(101)
Provision (benefit) for income taxes	22	(24)	(23)	2		(23)

Net income (loss)	$41	$(84)	$(31)	$(4)		$(78)

Identifiable assets	$5,268	$2,478	$7,845	$(2,840)	(3)	$12,751

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany deferred income taxes, reinsurance balances and repurchase agreements.

	Three Months Ended March 31, 2015
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$105	$5	$29	$-		$139
Net change in fair value of insured derivatives	-	-	28	-		28
Net gains (losses) on financial instruments at fair value and foreign exchange	3	32	(5)	-		30
Other net realized gains (losses)	(4)	24	-	-		20
Revenues of consolidated VIEs	-	-	2	-		2
Inter-segment revenues(2)	10	16	18	(44)		-

Total revenues	114	77	72	(44)		219
Losses and loss adjustment	(6)	-	-	-		(6)
Operating	10	19	19	-		48
Interest	-	25	25	-		50
Expenses of consolidated VIEs	-	-	14	-		14
Inter-segment expenses(2)	24	1	18	(43)		-

Total expenses	28	45	76	(43)		106

Income (loss) before income taxes	86	32	(4)	(1)		113
Provision (benefit) for income taxes	29	17	(2)	-		44

Net income (loss)	$57	$15	$(2)	$(1)		$69

Identifiable assets	$5,859	$2,730	$10,565	$(3,259)	(3)	$15,895

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
In millions	2016	2015
Total premiums earned:
United States	$59	$87
United Kingdom	7	7
Europe (excluding United Kingdom)	1	2
Internationally diversified	-	1
Other Americas	7	6
Asia	1	1
Other	1	1

Total	$76	$105

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

Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options, warrants and unvested restricted stock outstanding during the period that could potentially result in the issuance of common stock. The dilution from stock options, warrants and unvested restricted stock are calculated by applying the two-class method and using the treasury stock method. The treasury stock method assumes the proceeds from the exercise of stock options and warrants or the unrecognized compensation expense from unvested restricted stock will be used to purchase shares of the Company’s common stock at the average market price during the period. For the three months ended March 31, 2016 and 2015, there were 16,685,220 and 17,957,392, respectively, of stock options, warrants and unvested restricted stock outstanding that were antidilutive.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Earnings Per Share (continued)

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
$ in millions except share and per share amounts	2016	2015
Basic earnings per share:
Net income (loss)	$(78)	$69
Less: undistributed earnings allocated to participating securities	-	2

Net income (loss) available to common shareholders	(78)	67

Basic weighted average shares (1)	135,814,835	181,735,876

Net income (loss) per basic common share	$(0.58)	$0.37

Diluted earnings per share:
Net income (loss)	(78)	69
Less: undistributed earnings allocated to participating securities	-	2

Net income (loss) available to common shareholders	(78)	67

Basic weighted average shares (1)	135,814,835	181,735,876
Effect of common stock equivalents:
Stock options	-	1,000,539

Diluted weighted average shares	135,814,835	182,736,415

Net income (loss) per diluted common share	$(0.58)	$0.37

(1) -	Includes 712,927 and 678,568 of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three months ended March 31, 2016 and 2015, respectively.

Note 12: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the three months ended March 31, 2016:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Total
Balance, December 31, 2015	$(22)	$(39)	$(61)

Other comprehensive income (loss) before reclassifications	78	(9)	69
Amounts reclassified from AOCI	(3)	-	(3)

Total other comprehensive income (loss)	75	(9)	66

Balance, March 31, 2016	$53	$(48)	$5

The following table presents the details of the reclassifications from AOCI for the three months ended March 31, 2016 and 2015:

In millions	Amounts Reclassified from AOCI
	Three Months Ended March 31,
Details about AOCI Components	2016	2015	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gain (loss) on sale of securities	$8	$(4)	Net gains (losses) on financial instruments at fair value and foreign exchange
Amortization on securities	(3)	(3)	Net investment income

	5	(7)	Income (loss) before income taxes
	2	(3)	Provision (benefit) for income taxes

Total reclassifications for the period	$3	$(4)	Net income (loss)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Commitments and Contingencies

The following commitments and contingencies provide an update of those discussed in “Note 21: Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.

Litigation

MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.; Index No. 603751/2009 (N.Y. Sup. Ct., N.Y. County)

Expert discovery concluded in March of 2016. The Court so-ordered a schedule for summary judgment briefing and argument in April of 2016. Initial briefs are to be filed on June 2, 2016; opposition briefs on August 4, 2016; and reply briefs on September 22, 2016. Argument is scheduled for November 15, 2016.

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

Lynn Tilton and Patriarch Partners XV, LLC v. MBIA Inc. and MBIA Insurance Corp.; Index No. 68880/2015 (N.Y. Sup. Ct., County of Westchester)

On November 2, 2015, Lynn Tilton and Patriarch Partners XV, LLC filed a complaint in New York State Supreme Court, Westchester County, against MBIA Inc. and MBIA Corp., alleging fraudulent inducement and related claims arising from purported promises made by MBIA in connection with insurance policies issued by MBIA Corp. on certain collateralized loan obligations managed by Ms. Tilton and her affiliated Patriarch entities, and seeking damages. The plaintiffs filed an amended complaint on January 15, 2016, and MBIA Corp. and MBIA Inc. filed their motion to dismiss the complaint on February 19, 2016, which motion was fully briefed on April 11, 2016.

Ambac Bond Insurance Coverage Cases, Coordinated Proceeding Case No. JCCP 4555 (Super. Ct. of Cal., County of San Francisco)

Following an appeal of the dismissal of the plaintiff’s anti-trust claim under California’s Cartwright Act, the California Court of Appeal reinstated those claims against the bond insurer defendants on February 18, 2016. On April 8, 2016, Judge Wiss recused and disqualified herself from further proceedings in the matter.

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

Note 14: Subsequent Events

Refer to “Note 13: Commitments and Contingencies” for information about legal proceedings that occurred after March 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of MBIA Inc. should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-Q. In addition, this discussion and analysis of financial condition and results of operations includes statements of the opinion of MBIA Inc. ’s management which may be forward- looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Refer to “Forward-Looking Statements” and “Risk Factors” in Part I, Item 1A of MBIA Inc. ’s Annual Report on Form 10-K for the year ended December 31, 2015 for a further discussion of risks and uncertainties.

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

The primary objectives of our U.S. public finance insurance segment are to generate new insurance business in National, consistent with our portfolio management and return requirements, and to maximize the economics of our existing insured portfolio through effective surveillance and remediation. Our corporate segment consists of general corporate activities, including providing general support services to MBIA’s other operating businesses and asset and capital management. The primary objectives of our international and structured finance insurance segment are to preserve value, maintain adequate liquidity, reduce stressed insured exposure and mitigate insurance loss. We do not expect to write new business in our international and structured finance insurance segment for the foreseeable future.

Effective on January 1, 2015, we exited our advisory business through the sale of Cutwater Holdings, LLC and its subsidiaries (“Cutwater”) to a subsidiary of The Bank of New York Mellon Corporation.

EXECUTIVE OVERVIEW

Financial Highlights

The following tables present our financial highlights. A detailed discussion of our financial results is presented within the “Results of Operations” section included herein. Refer to the “Capital Resources—Insurance Statutory Capital” section for a discussion of National’s and MBIA Insurance Corporation’s capital positions under statutory accounting principles (“U.S. STAT”).

	Three Months Ended March 31,
In millions except per share amounts and policies	2016	2015
Net income (loss)	$(78)	$69
Net income (loss) per diluted share	$(0.58)	$0.37
Combined operating income(1)	$16	$34
Combined operating income per diluted share(1)	$0.12	$0.18
Gross par exposure insured	$158	$38
Number of policies written	23	5
Amount of shares repurchased	$94	$76

(1) -	Combined operating income (loss) and combined operating income (loss) per diluted share are non-GAAP measures. Refer to the following “Results of Operations” section for a discussion of operating income (loss) and operating income (loss) per diluted share and a reconciliation of GAAP net income to operating income (loss) and GAAP net income per diluted share to operating income (loss) per diluted share.

In millions except per share amounts	As of March 31, 2016	As of December 31, 2015
Shareholders’ equity of MBIA Inc.	$3,627	$3,729
Book value per share	26.42	24.61
Adjusted book value per share(1)	31.74	29.69

(1) -	Adjusted book value per share is a non-GAAP measure. Refer to the following “Results of Operations” section for a discussion of adjusted book value and a reconciliation of GAAP book value per share to adjusted book value per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

National

National is the largest U.S. public finance-only bond insurer in the financial guarantee industry as measured by total insured gross par outstanding of $149.8 billion as of March 31, 2016. National’s primary business is insuring new issue and secondary market municipal bonds while providing ongoing surveillance of National’s existing insured portfolio. National’s ability to write new business and to compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by Kroll Bond Rating Agency (“Kroll”), Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”). As of March 31, 2016, National had the following ratings: AA+ with a stable outlook by Kroll; AA- with a stable outlook by S&P; and A3 with a negative outlook by Moody’s.

National pursues opportunities for new business in most municipal sectors. Based on our underwriting and pricing criteria, the majority of our new business is in the general obligation, tax-backed and revenue bond sectors. In addition to the new issue market, we are pursuing opportunities in the secondary market with respect to bonds issued previously that were not insured and that meet our underwriting criteria.

National seeks to generate shareholder value at appropriate risk-adjusted pricing; however, current market conditions and the competitive landscape may limit National’s new business opportunities and our ability to price and underwrite risk with attractive returns.

For the issuer, the value of financial guarantee insurance is largely determined by the spread between the interest rate on insured versus uninsured debt. For the investor, the decision to purchase insured bonds is influenced by the overall yield environment. In the current environment of low interest rates, investors may choose to purchase uninsured bonds to increase their returns. An environment of higher interest rates and/or wider spreads would likely enhance the new business opportunities for National. We also believe the current stress in certain sectors of the municipal bond market reinforces the value of National’s guarantee of timely payment of interest and principal. Refer to the “U.S. Public Finance Insurance” section for additional information on National’s new business.

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

Exposure to Puerto Rico

As of March 31, 2016, National had $3.9 billion of gross par outstanding ($4.3 billion of gross par outstanding when including accreted interest on capital appreciation bonds (“CABs”)) related to the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”). Puerto Rico is experiencing fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalance, limited access to the capital markets, a stagnating local economy, net migration of people out of Puerto Rico and a high debt burden. Although Puerto Rico has tried to address its significant financial challenges through various fiscal policies, it continues to experience fiscal stress. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

MBIA Inc.

Our medium-term strategy is to reduce our leverage at the holding company to a level consistent with a mid-investment grade capital structure. To execute this strategy, from time to time, we reduce unsecured debt through calls or repurchases, or repurchase outstanding MBIA Inc. common shares, depending on which activity we deem to be most beneficial to our shareholders at a particular point in time. During the three months ended March 31, 2016, we exhausted the capacity remaining under the October 28, 2015 repurchase program of $94 million by repurchasing 14.9 million common shares of MBIA Inc. at an average share price of $6.30. Refer to the “Capital Resources” section for further information on our share and debt repurchases. On February 23, 2016, the Company’s Board of Directors authorized the repurchase by the Company or its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization. As of May 5, 2016, we have not repurchased any shares under this new share repurchase authorization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

MBIA Corp.

MBIA Corp.’s primary objectives are to satisfy those claims, if any, of its policyholders, and to maximize future recoveries to its surplus note holders and preferred stock holders. We intend to execute this strategy by reducing and mitigating potential losses on our insurance exposures and maximizing the collection of recoveries.

In the event that MBIA Corp. experiences unexpected liquidity demands, it may have insufficient liquid resources to meet its obligations and may seek to secure liquidity through financing and other transactions. There can be no assurance that MBIA Corp. would be successful in those efforts. In particular, as of March 31, 2016, MBIA Corp. insures $776 million of gross par outstanding of notes issued by Zohar II 2005-1, Limited (“Zohar II”), a high yield corporate collateralized debt obligation (“CDO”), which matures in January of 2017. If cash flows generated by Zohar II are insufficient to pay the insured amount at maturity in full, MBIA Corp. will be called upon to satisfy any unpaid amount. If Zohar II fails to generate cash to cover a substantial amount of the insured exposure at maturity, or if MBIA Corp. is unable to reach a restructuring agreement or to raise sufficient liquidity, MBIA Corp. may ultimately have insufficient liquid resources to continue to pay claims. Any such failure to meet its obligations could cause the New York State Department of Financial Services (“NYSDFS”) to put MBIA Insurance Corporation, exclusive of MBIA UK and MBIA Mexico, into a rehabilitation or liquidation proceeding and/or to order MBIA Insurance Corporation to cease paying any claims under its policies. Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any material intercompany lending agreements or cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding with respect to MBIA Insurance Corporation would have any significant long-term liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK or MBIA Mexico. For similar reasons, we believe that MBIA Corp. does not provide significant economic value to MBIA Inc. and its shareholders. Refer to the “Liquidity—MBIA Corp. Liquidity” section for additional information on MBIA Corp.’s liquidity position.

MBIA Corp. has significant negative statutory earned surplus and therefore no current capacity to pay dividends. In addition, since July 15, 2012, the NYSDFS has not approved any payments on MBIA Insurance Corporation’s outstanding surplus notes. MBIA Corp. has contributed to the Company’s net operating loss carryforward (“NOL”), which is used in the calculation of our consolidated income taxes. MBIA Corp. maintains a notional NOL carryforward, and as a result of its NOL, when and if MBIA Corp. is profitable, it is not expected to make any tax payments under the MBIA group’s tax sharing agreement (the “Tax Escrow Account”). Based on MBIA Corp.’s current projected earnings and our expectation that it will not write new business for the foreseeable future, we believe it is unlikely that MBIA Corp. will generate sufficient income to fully use its NOL. Refer to the “Capital Resources—MBIA Insurance Corporation” section for additional information on MBIA Insurance Corporation’s surplus notes and statutory capital.

Economic and Financial Market Trends

The U.S. economy grew at a modest pace during the first quarter of 2016 supported by better than expected job gains, including wage growth and an increase in the labor force participation rate, however the unemployment rate rose slightly. In light of its view of the global economy, in March of 2016, the Federal Open Market Committee held interest rates steady and indicated that any future monetary policy tightening would be gradual despite the improving labor market.

During the first quarter of 2016, the European Central Bank reduced interest rates and introduced additional stimulus measures to revitalize the European economy and reduce the threat of deflation. In addition to concerns over the slowing growth in China and other emerging markets, weak global commodity prices and the European migrant crisis continue to weigh on the global economy. In the aggregate, conditions in Europe, China and other key markets remain uncertain and any material adverse impact on these economies may have implications for continued U.S. growth.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires the use of estimates and assumptions. Management has discussed and reviewed the development, selection, and disclosure of critical accounting estimates with the Company’s Audit Committee. Our most critical accounting estimates include loss and loss adjustment expense (“LAE”) reserves, valuation of financial instruments, and income taxes, since these estimates require significant judgment. Any modifications in these estimates could materially impact our financial results.

For a discussion of the Company’s critical accounting estimates, see “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In addition, refer to “Note 5: Loss and Loss Adjustment Expense Reserves”, “Note 6: Fair Value of Financial Instruments” and “Note 9: Income Taxes” in the Notes to Consolidated Financial Statements for a current description of estimates used in our insurance loss reserving process, information about our financial assets and liabilities that are accounted for at fair value, including valuation techniques and significant inputs and estimates involving income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
In millions except share and per share amounts	2016	2015
Total revenues (losses)	$32	$219
Total expenses	133	106

Income (loss) before income taxes	(101)	113
Provision (benefit) for income taxes	(23)	44

Net income (loss)	$(78)	$69

Net income (loss) per common share:
Basic	$(0.58)	$0.37
Diluted	$(0.58)	$0.37
Weighted average number of common shares outstanding:
Basic	135,814,835	181,735,876
Diluted	135,814,835	182,736,415

Consolidated total revenues decreased for the three months ended March 31, 2016 compared with the same period of 2015 principally due to losses in foreign exchange, net losses on insured derivatives and changes on our interest rate swaps. The net losses in foreign exchange were primarily associated with our Euro denominated liabilities as a result of the weakening of the U.S. dollar. We incurred net losses on insured derivatives for the three months ended March 31, 2016 compared with net gains for the same period of 2015. These changes were principally the result of the effects of changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities. The increase in net losses from changes in interest rate swaps for the three months ended March 31, 2016 compared with the same period of 2015 was primarily due to a gain from the termination of interest rate swaps in 2015, partially offset by a decrease in losses from mark-to-market changes on our interest rate swaps.

Consolidated total expenses for the three months ended March 31, 2016 included $22 million of net insurance loss and LAE compared with a $6 million benefit for the same period of 2015. The increase in loss and LAE for the three months ended March 31, 2016 compared with the same period of 2015 was primarily due to increases in expected payments on certain U.S. public finance transactions and insured residential mortgage-backed securities (“RMBS”).

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

Operating income (loss) and operating income (loss) per diluted common share include the combined after-tax results of our U.S. public finance insurance and corporate segments and remove the after-tax results of our international and structured finance insurance segment, which is not part of our ongoing business strategy as we do not expect to write new business in this segment. In addition, we exited our advisory services segment through the sale of Cutwater effective January 1, 2015.

In addition to removing our international and structured finance insurance segment, operating income (loss) is adjusted for the following:

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

•	Elimination of the after-tax impact of gains (losses) from the sale of Cutwater.

•	Elimination of foreign tax credit adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our combined operating income (loss) and operating income (loss) per diluted common share and provides reconciliations of GAAP net income (loss) to operating income (loss) and GAAP net income (loss) per diluted common share to operating income (loss) per diluted common share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
In millions except share and per share amounts	2016			2015
Net income (loss) and net income (loss) per diluted common share	$(78)	$(0.58)		$69	$0.37
Less: net income (loss) of our international and structured finance insurance segment, including eliminations	(35)	(0.26)		(3)	(0.02)
Less: after-tax adjustments:
Mark-to-market gains (losses) on financial instruments(1)	(35)	(0.26)		(17)	(0.09)
Foreign exchange gains (losses)(1)	(18)	(0.13)		42	0.23
Net gains (losses) on sales of investments(1)	4	0.03		-	-
Net investment losses related to OTTI	(1)	(0.01)		-	-
Net gains (losses) on extinguishment of debt	1	0.01		-	-
Other net realized gains (losses)(2)	(1)	(0.01)		13	0.07
Foreign tax credit adjustment (3)	(9)	(0.07)		-	-

Operating income (loss) and operating income (loss) per diluted common share	$16	$0.12		$34	$0.18

Weighted average diluted shares		136,445,319	(4)		182,736,415

(1) -	Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” and the corresponding tax effects are reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(2) -	Relates to the after-tax impact from the sale of Cutwater.

(3) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(4) -	Includes GAAP diluted weighted average number of common shares of 135,814,835 and the dilutive effect of common stock equivalents of 630,484 shares.

Adjusted Book Value

In addition to book value per share, we also analyze adjusted book value (“ABV”) per share, a non-GAAP measure. We consider ABV a measure of fundamental value of the Company and the change in ABV an important measure of financial performance. ABV adjusts GAAP book value to remove the after-tax results of our international and structured finance insurance segment. In addition, ABV adjusts for certain items which the Company believes will reverse from GAAP book value through GAAP earnings and other comprehensive income, as well as to add in the impact of certain items which the Company believes will be realized in GAAP book value in future periods. The Company has limited such adjustments to those items that it deems to be important to fundamental value and performance and for which the likelihood and amount can be reasonably estimated. We have presented ABV to allow investors and analysts to evaluate the Company using the same measure that MBIA’s management regularly uses to measure financial performance and value. ABV is not a substitute for and should not be viewed in isolation of GAAP book value, and our definition of ABV may differ from that used by other companies.

As of March 31, 2016, ABV per share was $31.74, an increase from $29.69 as of December 31, 2015. The increase in ABV per share was primarily driven by a decrease in common shares outstanding from the share repurchases made by the Company during the first quarter of 2016. The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

In millions except share and per share amounts	As of March 31, 2016	As of December 31, 2015
Total shareholders’ equity of MBIA Inc.	$3,627	$3,729
Common shares outstanding	137,277,304	151,530,377
Book value per share	$26.42	$24.61
Reverse book value of international and structured finance insurance segment (after-tax)(1)	2.18	1.61

Reverse net unrealized (gains) losses included in other comprehensive income (loss) (after-tax)	(0.26)	0.20
Add net unearned premium revenue (after-tax)(2)	3.40	3.27

Total adjustments per share	5.32	5.08

Adjusted book value per share	$31.74	$29.69

(1) -	The book value for the international and structured finance insurance segment does not provide significant economic or shareholder value to MBIA Inc. Amounts are net of any deferred taxes available to MBIA Inc.

(2) -	Consists of financial guarantee premiums, net of deferred acquisition costs. The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

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

The following table presents our U.S. public finance insurance segment results for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Percent Change
In millions	2016	2015
Net premiums earned	$58	$85	-32%
Net investment income	31	29	7%
Fees and reimbursements	1	1	- %
Net gains (losses) on financial instruments at fair value and foreign exchange	9	3	n/m
Other net realized gains (losses)	-	(4)	-100%

Total revenues	99	114	-13%

Losses and loss adjustment	9	(6)	n/m
Amortization of deferred acquisition costs	12	18	-33%
Operating	15	16	-6%

Total expenses	36	28	29%

Income (loss) before income taxes	63	86	-27%
Provision (benefit) for income taxes	22	29	-24%

Net income (loss)	$41	$57	-28%

n/m - Percent change not meaningful.

National supports the credit enhancement needs of municipal debt issuers across the U.S. National maintains underwriting criteria for most municipal risk types and pursues opportunities for new business across the spectrum of municipal sectors. During the three months ended March 31, 2016, National insured $158 million of gross par exposure in the primary and secondary markets. The majority of its new business is in the general obligation, tax-backed and revenue bond sectors. Low interest rates and competitive pricing levels continue to limit new business opportunities.

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

The following table presents a reconciliation of GAAP net income (loss) to operating income (loss) for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
In millions	2016	2015
Net income (loss)	$41	$57
Less: after-tax adjustments:
Net gains (losses) on sales of investments(1)	4	1

Operating income (loss)	$37	$56

(1) -	Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” and the corresponding tax effects are reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for the three months ended March 31, 2016 compared with the same period of 2015 resulted from decreases in refunded premiums earned of $18 million and scheduled premiums earned of $9 million. Scheduled premium earnings declined due to the refunding and maturity of insured issues in prior periods. Refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of scheduled premiums that would have been earned in the current period.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended March 31, 2016 compared with the same period of 2015 was principally due to increases in net realized gains from the sales of securities from the ongoing management of our U.S. public finance insurance investment portfolio and favorable mark-to-market fluctuations on financial instruments.

OTHER NET REALIZED GAINS (LOSSES) Other net realized losses for the three months ended March 31, 2015 related to an impairment charge on our Armonk, New York facility of $4 million to adjust the carrying amount to its sales price less costs to sell.

LOSS AND LOSS ADJUSTMENT EXPENSES National’s portfolio surveillance group is responsible for monitoring our U.S. public finance segment’s insured obligations. The level and frequency of monitoring of any insured obligation depends on the type, size, rating and our assessed performance of the insured issue.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the Company’s loss reserving policy and additional information related to its loss reserves.

The following table presents information about our U.S. public finance insurance loss and LAE expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Percent Change
In millions	2016	2015
Loss and LAE related to expected payments	$19	$(5)	n/m
Recoveries of expected payments	(10)	(1)	n/m

Gross losses incurred	9	(6)	n/m
Reinsurance	-	-	-%

Losses and loss adjustment expenses (benefit)	$9	$(6)	n/m

n/m  -  Percent change not meaningful.

For the three months ended March 31, 2016, losses and LAE primarily related to increases in expected payments on certain Puerto Rico exposures. The benefit in losses and LAE for the three months ended March 31, 2015 primarily related to decreases in reserves for certain municipal utilities and general obligation bonds.

The following table presents information about our U.S. public finance insurance loss and LAE reserves and recoverables as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,	Percent Change
In millions	2016	2015
Assets:
Insurance loss recoverable	$3	$4	-25%
Reinsurance recoverable on paid and unpaid losses(1)	1	1	-%
Liabilities:
Gross loss and LAE reserves	83	66	26%
Expected recoveries on unpaid losses	(31)	(21)	48%

Loss and LAE reserves	$52	$45	16%

(1) -	Reported within “Other assets” on our consolidated balance sheets.

Loss and LAE Reserves as of March 31, 2016 increased compared with December 31, 2015 primarily as a result of increases in expected payments on certain Puerto Rico exposures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for estimated future claims payments, which includes insured credits where a payment default has occurred and National has already paid a claim and insured credits where a payment default has not yet occurred. As of March 31, 2016 and December 31, 2015, loss and LAE reserves comprised the following:

$ in millions	Number of Issues (1)		Loss and LAE Reserve		Par Outstanding
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015

Gross of reinsurance:
Issues with defaults	3	3	$13	$13	$52	$52
Issues without defaults	8	5	39	32	3,056	1,430

Total gross of reinsurance	11	8	$52	$45	$3,108	$1,482

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three months ended March 31, 2016 and 2015 are presented in the following table:

	Three Months Ended March 31,		Percent Change
In millions	2016	2015
Gross expenses	$15	$16	-6%

Amortization of deferred acquisition costs	$12	$18	-33%
Operating	15	16	-6%

Total insurance operating expenses	$27	$34	-21%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three months ended March 31, 2016 compared with the same period of 2015 primarily due to a decrease in office related expenses. Operating expenses decreased for the three months ended March 31, 2016 compared with the same period of 2015 due to changes in gross expenses.

Amortization of deferred acquisition costs decreased for the three months ended March 31, 2016 compared with the same period of 2015 due to lower refunding activity in 2016. When an insured obligation refunds, we accelerate any remaining deferred acquisition costs associated with the refunding. We did not defer a material amount of policy acquisition costs during the first quarters of 2016 or 2015.

INSURED PORTFOLIO EXPOSURE Financial guarantee insurance companies use a variety of approaches to assess the underlying credit risk profile of their insured portfolios. National uses both an internally developed credit rating system as well as third-party rating sources in the analysis of credit quality measures of its insured portfolio. In evaluating credit risk, we obtain, when available, the underlying rating of the insured obligation before the benefit of its insurance policy from nationally recognized rating agencies, Moody’s and S&P. Other companies within the financial guarantee industry may report credit quality information based upon internal ratings that would not be comparable to our presentation. We maintain internal ratings on our entire portfolio, and our ratings may be higher or lower than the ratings assigned by Moody’s or S&P.

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of March 31, 2016 and December 31, 2015. CABs are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

In millions	Gross Par Outstanding
	March 31, 2016		December 31, 2015
Rating	Amount	%	Amount	%
AAA	$6,325	4.2%	$6,721	4.2%
AA	71,948	48.0%	77,081	47.9%
A	51,404	34.4%	56,890	35.3%
BBB	13,800	9.2%	13,947	8.6%
Below investment grade	6,352	4.2%	6,378	4.0%

Total	$149,829	100.0%	$161,017	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance Puerto Rico Exposures

The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of March 31, 2016.

In millions	Gross Par Outstanding	Gross Par Outstanding Plus CAB Accreted Interest	Debt Service Outstanding	National Internal Rating
Puerto Rico Electric Power Authority (PREPA)(1)	$1,354	$1,373	$1,960	d
Puerto Rico Commonwealth GO(1)	985	1,024	1,337	d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)(1)	628	629	1,137	d
Puerto Rico Sales Tax Financing Corporation (COFINA)(1)	684	1,051	4,170	a3
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)(1)	87	88	124	bb2
University of Puerto Rico System Revenue	89	89	132	bbb3
Inter American University of Puerto Rico Inc.	26	26	36	a3
Puerto Rico Industrial Development Company	7	7	7	bbb3

Total	$3,860	$4,287	$8,903

(1) -	Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy.

For many years Puerto Rico’s economy has suffered from stagnation that has led to recurring budget deficits and increased borrowing to finance such deficits. As a result of mounting debt, deteriorating credit ratings and lack of market confidence, Puerto Rico has lost access to the capital markets. Puerto Rico’s lack of liquidity and market access has led to defaults on its debt obligations, including general obligations (“GO”).

Developments concerning Puerto Rico’s fiscal condition have occurred, and are occurring, with more frequency. Set forth below are a subset of developments that are significant to National and its exposures to the Commonwealth.

National’s largest exposure to the Commonwealth, by gross par outstanding, is to PREPA. On December 23, 2015, National, Assured Guaranty, and the ad hoc group of bondholders (representing approximately $3.0 billion, or 37.0% of the power revenue bonds) entered into a Restructuring Support Agreement (“RSA”) with PREPA addressing, among other things, the treatment of approximately 65% of $8.1 billion of outstanding PREPA bonds, including approximately $1.4 billion of PREPA bonds insured by National. The RSA calls for a newly formed bankruptcy remote entity (“SPE”) to issue securitized bonds including bonds that are equal in principal amount to the outstanding principal of the PREPA bonds insured by National and by another monoline insurer (“Mirror Bonds”). The Mirror Bonds will bear interest at the same rate and will amortize at the same schedule as the existing insured legacy bonds which they back. Payments on the Mirror Bonds will be used to make payment on the insured legacy bonds.

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

In February of 2016, the RSA was approved by Puerto Rico’s House of Representatives and Senate and signed into law by the Governor of Puerto Rico. On April 7, 2016 the PREPA Revitalization Corporation satisfied one of the funding conditions precedent by filing its rate transition case and the supporting materials before the Puerto Rico Energy Commission (“PREC”), including the calculation methodology to assess securitization charges in connection with PREPA’s restructuring. The PREC has 75 days to review the petition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Also as set forth above, National has significant exposure to PRHTA. On December 1, 2015, the Governor of Puerto Rico signed an executive order to redirect certain revenues previously allocated to select public corporation and certain other government agencies (“clawback”), including PRHTA. On January 1, 2016, Puerto Rico made all of its debt service payments due except for bond payments totaling $37 million relating to the Puerto Rico Infrastructure Authority (“PRIFA”) and Public Finance Corporation. Following the missed payment by PRIFA, certain bond insurers (not including National) filed a lawsuit against Puerto Rico claiming that the clawback of the revenues violated the U.S. constitution and the laws of Puerto Rico. Puerto Rico has made a motion to dismiss that case. The outcome of that legal challenge is uncertain, and further, while adoption of the clawback measure was intended to provide short-term relief, Puerto Rico’s lack of a comprehensive plan or clear evidence of steps to conserve resources necessary to meet its near term debt service obligations raises questions as to whether the intercept will continue to be a short-term measure.

In a further effort to address its fiscal issues, on April 6, 2016, the Governor of Puerto Rico signed into law The Puerto Rico Emergency Moratorium and Financial Rehabilitation Act (Senate Bill 1591 or the “Moratorium Act”). The legislation gives the Governor of Puerto Rico the power to order a moratorium on the payment of certain debts across all of Puerto Rico’s credits through January 1, 2017 and stay creditor remedies that may result from the moratorium. The legislation also entails sweeping changes at the Government Development Bank of Puerto Rico (“GDB”) aimed in part at providing an alternative to GDB’s liquidation and resolution under existing law. It would amend the GDB’s charter to allow Puerto Rico to appoint a receiver outside of court, clarify the receiver’s powers, and establish priorities of expenses and unsecured claims in a receivership. On April 9, 2016, consistent with his new powers, the Governor of Puerto Rico signed an executive order declaring an emergency period for the GDB to help keep it operating, while declining to halt or suspend its debt obligations. Declaring an emergency period allows the Governor of Puerto Rico to create a bridge bank that would take on some of the GDB’s liabilities, including deposits, and continue certain functions of the bank. On April 18, 2016, the Puerto Rico House of Representatives subsequently passed amendments to the Moratorium Act, which exclude certain issuers, including the GO’s and COFINA, from the Moratorium Act. The amended bill has not yet been passed by the Puerto Rico Senate and it is unclear what the timing for passage will be or whether further amendments will be proposed. On May 1, 2016, using powers under the Moratorium Act, the Governor of Puerto Rico invoked a moratorium on the GDB debt due the same day. In connection with the payments due on May 1, 2016, the GDB negotiated a 30-day forbearance agreement with an ad hoc group of GDB holders owning approximately 25% of the bonds. The GDB also negotiated a one-year extension for a small portion of bonds held by local cooperatives. Finally, the GDB paid accrued interest in full. The exercise of the moratorium by the Governor of Puerto Rico covered the remaining payments due.

An earlier legislative enactment, designed to provide a means to restructure the debt of certain of the Commonwealth’s public corporations (the Public Corporations Debt Enforcement and Recovery Act, or the “Recovery Act”), has been deemed unconstitutional by the U.S. District Court in Puerto Rico, and the First Circuit Court of Appeals. Review of the lower court rulings was granted by the Supreme Court of the United States, and the case was argued on March 22, 2016. A decision is expected by June 30, 2016. If the U.S. Supreme Court reverses the lower court’s rulings and if the Recovery Act is ultimately reinstated, certain public corporation issuers of debt insured by National might be eligible to seek protection under the Recovery Act, which could result in significant delays in payments by such issuers and impede efforts to achieve a consensual restructuring.

In addition to its own legislative actions and efforts to negotiate, Puerto Rico has been petitioning the U.S. government for fiscal support as well as debt relief. On March 25, 2016, the House Committee on Natural Resources released a discussion draft of the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”). PROMESA provides both for the creation of an oversight board with powers relating to the development and implementation of a fiscal plan for Puerto Rico as well as a court-supervised process (independent of the Bankruptcy Code) that allows Puerto Rico to restructure its debt if voluntary agreement cannot be reached with creditors. PROMESA remains in draft form and timing is unclear regarding voting and odds of passage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

In addition to discussion about the potential restructuring of individual exposures, discussions have also taken place regarding an overall restructuring of the Commonwealth’s debt. On February 1, 2016, Puerto Rico released a restructuring proposal to creditors that contemplates a voluntary debt exchange of approximately $49 billion of currently outstanding tax-supported debt, including GO debt, for two types of securities: $26.5 billion in “Base Bonds”; and $22.7 billion in contingent “Growth Bonds”. Base Bonds would be payable from certain tax revenue streams and exchanged at current market prices while Growth Bonds would be linked to future economic targets and only paid if targets are met. On April 1, 2016, Puerto Rico, in response to some concerns from its creditors, updated its proposal with certain economic changes including: (i) the Base Bonds exchange rate was changed from market pricing to a fixed price with slight implied premium to recent market prices; (ii) a replacement of the Growth Bonds with CABs (subject to a mandatory repayment schedule), which would ultimately pay out in an amount equal to the difference between current par value and the newly issued base bond par value; (iii) an increase in run rate annual debt service by $150 million; and (iv) a new option for local holders to exchange at par into a “local holder bond” paying 2% cash interest for life with final maturity after CAB maturity. We believe this proposal fails to address Puerto Rico’s need to eliminate fiscal mismanagement and implement necessary fiscal and economic reforms. Additionally, neither National nor any other creditor has the information required to properly evaluate the assumptions underlying the restructuring proposal because the government of Puerto Rico still has not issued its audited financial reports.

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

Scheduled gross debt service due on our Puerto Rico exposures for the nine months ending December 31, 2016 and each of the subsequent four years ending December 31 and thereafter are presented in the following table:

	As of March 31, 2016
In millions	Nine Months Ending December 31, 2016	2017	2018	2019	2020	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$140	$184	$120	$177	$115	$1,224	$1,960
Puerto Rico Commonwealth GO	173	77	113	177	230	567	1,337
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	25	36	40	32	33	971	1,137
Puerto Rico Sales Tax Financing Corporation (COFINA)	-	-	-	-	-	4,170	4,170
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	2	22	6	16	17	61	124
University of Puerto Rico System Revenue	5	8	7	7	7	98	132
Inter American University of Puerto Rico Inc.	3	3	3	3	3	21	36
Puerto Rico Industrial Development Company	7	-	-	-	-	-	7

Total	$355	$330	$289	$412	$405	$7,112	$8,903

Corporate

Our corporate segment consists of general corporate activities, including providing general support services to MBIA Inc.’s subsidiaries and asset and capital management. General support services are provided by our service company, MBIA Services, including, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. Capital management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiaries, MBIA Global Funding, LLC (“GFL”) and MBIA Investment Management Corp. (“IMC”). MBIA Inc. issued debt to finance the operations of the MBIA group. GFL raised funds through the issuance of medium-term notes (“MTNs”) with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. The Company has ceased issuing these MTNs and investment agreements and the outstanding liability balances and corresponding asset balances have declined over time as liabilities mature, terminate or are retired. All of the debt within the corporate segment is managed collectively and is serviced by available liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the consolidated results of our corporate segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Percent
In millions	2016	2015	Change
Net investment income	$8	$8	-%
Fees	13	13	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	(84)	32	n/m
Net investment losses related to other-than-temporary impairments	(1)	-	n/m
Net gains (losses) on extinguishment of debt	2	-	n/m
Other net realized gains (losses)	(1)	24	-104%

Total revenues	(63)	77	n/m

Operating	22	20	10%
Interest	23	25	-8%

Total expenses	45	45	-%

Income (loss) before income taxes	(108)	32	n/m
Provision (benefit) for income taxes	(24)	17	n/m

Net income (loss)	$(84)	$15	n/m

n/m - Percent change not meaningful.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended March 31, 2016 compared with the same period of 2015 was primarily due to foreign exchange losses on Euro denominated liabilities from the weakening of the U.S. dollar and gains from the termination of interest rate swaps recorded in 2015. These unfavorable changes were partially offset by a decrease in losses from mark-to-market changes of our interest rate swaps.

OTHER NET REALIZED GAINS (LOSSES) The decrease in other net realized gains for the three months ended March 31, 2016 compared with the same period of 2015 was primarily due to the gain from the sale of Cutwater recorded in the first quarter of 2015.

OPERATING EXPENSES Operating expenses increased for the three months ended March 31, 2016 compared with the same period of 2015 primarily due to an increase in compensation expense related to employee benefits.

INTEREST EXPENSE Interest expense decreased for the three months ended March 31, 2016 compared with the same period of 2015 primarily due to the continued maturity and repurchases of debt obligations by the Company.

PROVISION (BENEFIT) FOR INCOME TAXES The benefit for income taxes for the three months ended March 31, 2016 was lower than the statutory rate of 35% principally due to foreign tax credit adjustments and the fluctuation of the value of nondeductible warrants issued by the Company. The provision for income taxes for the three months ended March 31, 2015 was higher than the statutory rate of 35% principally due to the change in the value of nondeductible warrants issued by the Company and write-offs of deferred tax assets primarily due to the sale of Cutwater.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents a reconciliation of GAAP net income (loss) to operating income (loss) for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
In millions	2016	2015
Net income (loss)	$(84)	$15
Less: after-tax adjustments:
Mark-to-market gains (losses) on financial instruments(1)	(35)	(17)
Foreign exchange gains (losses)(1)	(18)	42
Net gains (losses) on sales of investments(1)	-	(1)
Net investment losses related to OTTI	(1)	-
Net gains (losses) on extinguishment of debt	1	-
Other net realized gains (losses)(2)	(1)	13
Foreign tax credit adjustment(3)	(9)	-

Operating income (loss)	$(21)	$(22)

(1) -	Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” and the corresponding tax effects are reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(2) -	Relates to the after-tax impact from the sale of Cutwater.

(3) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

International and Structured Finance Insurance

Our international and structured finance insurance business is principally operated through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, non-U.S. public finance and global structured finance insured obligations when due or, in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise. MBIA Insurance Corporation insures the investment contracts written by MBIA Inc., and if MBIA Inc. or such subsidiaries were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would make such payments under its insurance policies. MBIA Insurance Corporation also insured debt obligations of other affiliates, including GFL and IMC. MBIA Insurance Corporation has also written insurance policies guaranteeing the obligations under credit default swap (“CDS”) contracts of an affiliate, LaCrosse Financial Products, LLC (“LaCrosse”), and certain other derivative contracts, which may include termination payments that may become due in certain events, including the insolvency or payment defaults of MBIA Insurance Corporation or LaCrosse. Currently, MBIA Insurance Corporation provides reinsurance to MBIA Mexico. In 2015, MBIA Insurance Corporation terminated its reinsurance agreement and its net worth maintenance agreement with MBIA UK by mutual consent.

MBIA Corp. insures non-U.S. public finance and global structured finance, including asset-backed obligations. MBIA Corp. has insured sovereign-related and sub-sovereign bonds, privately issued bonds used for the financing of utilities, toll roads, bridges, airports, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, and leases for equipment, aircraft and real estate property. We no longer insure new credit derivative contracts except for transactions related to the restructuring or reduction of existing derivative exposure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our international and structured finance insurance segment results for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Percent
In millions	2016	2015	Change
Net premiums earned	$23	$25	-8%
Net investment income	3	3	-%
Fees and reimbursements	12	18	-33%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(14)	(9)	56%
Unrealized gains (losses) on insured derivatives	(14)	37	-138%

Net change in fair value of insured derivatives	(28)	28	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	6	(4)	n/m
Revenues of consolidated VIEs:
Net investment income	15	12	25%
Net gains (losses) on financial instruments at fair value and foreign exchange	(1)	(10)	-90%

Total revenues	30	72	-58%

Losses and loss adjustment	13	-	n/m
Amortization of deferred acquisition costs	15	21	-29%
Operating	11	13	-15%
Interest	29	28	4%
Expenses of consolidated VIEs:
Operating	4	4	-%
Interest	12	10	20%

Total expenses	84	76	11%

Income (loss) before income taxes	(54)	(4)	n/m
Provision (benefit) for income taxes	(23)	(2)	n/m

Net income (loss)	$(31)	$(2)	n/m

n/m - Percent change not meaningful.

For the three months ended March 31, 2016 and 2015, we did not write any new international and structured finance insurance. We do not expect to write new business in our international and structured finance insurance segment in the foreseeable future due to its current ratings, accumulated losses and non-policy claims related to our subordinate preferred stock holders and surplus note holders. Furthermore, MBIA UK is no longer permitted to write new business and doing so would require regulatory approval. Our primary objectives for MBIA Corp. are risk reduction, loss mitigation and value preservation. As of March 31, 2016, MBIA Corp.’s total insured gross par outstanding was $38.5 billion. Since December 31, 2007, our total insured gross par outstanding has decreased approximately 88% from $331.2 billion.

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating variable interest entities (“VIEs”). In addition, we generate net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Percent
In millions	2016	2015	Change
Net premiums earned:
Non-U.S.	$17	$18	-6%
U.S.	6	7	-14%

Total net premiums earned	$23	$25	-8%

VIE premiums eliminated in consolidation	$1	$3	-67%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Net premiums earned decreased for the three months ended March 31, 2016 compared with the same period of 2015 primarily due to a decrease in scheduled premiums earned from the maturity and early settlement of insured transactions with no writings of new insurance policies.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The Company no longer insures new credit derivative contracts. For the three months ended March 31, 2016 and 2015, net premiums and fees earned on insured derivatives were $1 million and $4 million, respectively. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and scheduled amortizations. For the three months ended March 31, 2016 and 2015, realized losses on insured derivatives resulted from claim payments on commercial mortgage-backed securities (“CMBS”).

For the three months ended March 31, 2016, unrealized losses on insured derivatives were principally the result of the effects of favorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities. For the three months ended March 31, 2015, unrealized gains on insured derivatives were primarily the result of refining the credit rating of underlying collateral, partially offset by unfavorable movements in spreads and pricing of collateral.

As of March 31, 2016, the cost of five year CDS referencing MBIA Corp. was 32.80% upfront plus 5% per annum compared with 28.51% upfront plus 5% per annum as of March 31, 2015. As of March 31, 2016 and December 31, 2015, the fair value of MBIA Corp.’s insured CDS liability was $99 million and $85 million, respectively. Our mark-to-market on insured credit derivatives uses the most appropriate of the one to ten year CDS cost for each transaction, and those costs ranged from 19.61% upfront plus 5% per annum to 33.43% upfront plus 5% per annum as of March 31, 2016. As of March 31, 2015, those costs ranged from 13.70% upfront plus 5% per annum to 29.26% upfront plus 5% per annum.

As of March 31, 2016, MBIA Corp. had $2.9 billion of gross par outstanding on insured credit derivatives compared with $3.2 billion as of December 31, 2015. During the three months ended March 31, 2016, one insured issue was terminated that totaled $135 million of gross par outstanding. As of March 31, 2016, nine insured credit derivatives remained outstanding, of which one insured issue with $1.2 billion of gross par outstanding is scheduled to mature in the second quarter of 2016. Subsequent to March 31, 2016, one insured credit derivative with $249 million of gross par outstanding was terminated.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Net gains on financial instruments at fair value and foreign exchange increased for the three months ended March 31, 2016 compared with the same period of 2015 primarily due to favorable changes from foreign currency revaluation of Chilean Unidad de Fomento denominated premium receivables. This increase was partially offset by unfavorable mark-to-market fluctuations on financial instruments.

REVENUES OF CONSOLIDATED VIEs For the three months ended March 31, 2016, total revenues of consolidated VIEs were $14 million compared with total revenues of $2 million for the same period of 2015. This increase was primarily due to higher asset prices on net assets of consolidated VIEs and an increase in net investment income of certain consolidated VIEs. We elected to record at fair value certain instruments that are consolidated under accounting guidance for consolidation of VIEs, and as such, changes in fair value are reflected in earnings.

LOSS AND LOSS ADJUSTMENT EXPENSES MBIA’s insured portfolio management group within our international and structured finance insurance business is responsible for monitoring international and structured finance insured obligations. The level and frequency of monitoring of any insured obligation depends on the type, size, rating and our assessed performance of the insured issue.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the Company’s loss reserving policy and additional information related to its loss reserves.

Summary of Financial Guarantee Insurance Losses and LAE

The following table presents information about our financial guarantee insurance losses and LAE recorded in accordance with GAAP for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Percent
In millions	2016	2015	Change
Losses and LAE related to expected payments	$7	$(20)	-135%
Recoveries of expected payments	7	20	-65%

Gross losses incurred	14	-	n/m
Reinsurance	(1)	-	n/m

Losses and loss adjustment expenses	$13	$-	n/m

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the three months ended March 31, 2016, losses and LAE primarily related to increases in expected payments on insured first-lien RMBS transactions and decreases in projected collections from excess spread within insured second-lien RMBS securitizations. These were partially offset by decreases in expected payments on CDOs.

For the three months ended March 31, 2015, losses and LAE primarily related to decreases in expected payments and decreases in recoveries of expected payments related to an international road transaction.

Excess spread is generated by performing loans within insured RMBS securitizations and is the difference between interest inflows on mortgage loan collateral and interest outflows on the insured notes. The amount of excess spread depends on the future loss trends (which include future delinquency trends, average time to charge-off delinquent loans and the availability of pool mortgage insurance), the future spread between prime and the London Interbank Offered Rate (“LIBOR”) interest rates, and borrower refinancing behavior which results in voluntary prepayments. Minor deviations in loss trends and voluntary prepayments may substantially impact the amounts we collect from excess spread. Excess spread may also include estimated recoverables from mortgage insurance contracts and subsequent recoveries on charged-off loans associated with the insured RMBS securitizations.

For the three months ended March 31, 2016, losses and LAE incurred included the elimination of a $25 million expense as a result of the consolidation of VIEs. The $25 million expense included gross losses related to expected payments of $36 million, partially offset by gross recoveries of expected payments of $11 million. For the three months ended March 31, 2015, losses and LAE incurred included the elimination of a $33 million expense as a result of the consolidation of VIEs. The $33 million expense included gross losses related to expected payments of $36 million, partially offset by gross recoveries of expected payments of $3 million.

The Company’s insurance loss recoverable represents expected potential recoveries of paid claims based on probability-weighted net cash inflows discounted at applicable risk-free rates as of the measurement date. The loss and LAE reserves represent the present value of loss payments we expect to make on the insured transactions, net of any estimated recoveries, at applicable risk-free rates as of the measurement date. As payments are made, a portion of those expected future receipts is recorded within “Insurance loss recoverable” on our consolidated balance sheets. Virtually all of the payments that we make go to reduce the insured principal balances of the securitizations. The following table presents information about our insurance loss recoverable and reserves as of March 31, 2016 and December 31, 2015.

In millions	March 31, 2016	December 31, 2015	Percent Change
Assets:
Insurance loss recoverable	$406	$573	-29%
Reinsurance recoverable on paid and unpaid losses(1)	5	5	-%
Liabilities:
Gross loss and LAE reserves	543	550	-1%
Expected recoveries on unpaid losses	(70)	(79)	-11%

Loss and LAE reserves	$473	$471	-%

(1) -	Reported within “Other assets” on our consolidated balance sheets.

As of March 31, 2016, loss and LAE reserves on our remaining insured first and second-lien RMBS exposure was $353 million, after eliminating $23 million related to our consolidated VIEs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Included in MBIA Corp.’s loss and LAE reserves are estimated future claims payments for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and for insured obligations where a payment default has not yet occurred. The following table includes LAE reserves, but excludes par outstanding, as of March 31, 2016 and December 31, 2015 for two issues that had no expected future claim payments or par outstanding, but for which MBIA Corp. was obligated to pay LAE incurred in prior periods. As of March 31, 2016 and December 31, 2015, loss and LAE reserves comprised the following:

	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
$ in millions	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Gross of reinsurance: Issues with defaults	107	105	$363	$336	$3,812	$3,925
Issues without defaults	5	6	110	135	982	1,019

Total gross of reinsurance	112	111	$473	$471	$4,794	$4,944

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three months ended March 31, 2016 and 2015 are presented in the following table:

	Three Months Ended March 31,		Percent
In millions	2016	2015	Change
Gross expenses	$12	$13	-8%

Amortization of deferred acquisition costs	$15	$21	-29%
Operating	11	13	-15%

Total insurance operating expenses	$26	$34	-24%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three months ended March 31, 2016 compared with the same period of 2015 primarily due to decreases in legal costs, office related expenses and consulting fees. Operating expenses decreased for the three months ended March 31, 2016 compared with the same period of 2015 due to decreases in gross expenses.

The decrease in the amortization of deferred acquisition costs for the three months ended March 31, 2016 compared with the same period of 2015 was due to higher refunding activity in 2015. We did not defer a material amount of policy acquisition costs during the first quarters of 2016 or 2015. Policy acquisition costs in these periods were primarily related to commissions and premium taxes on installment policies written in prior periods.

INSURED PORTFOLIO EXPOSURE The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of March 31, 2016 and December 31, 2015, 23% and 22%, respectively, of our international and structured finance insured portfolio, was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

European Sovereign Debt Exposure

Uncertainties regarding European sovereign debt have affected the global economy. Outside the U.S., financial guarantee insurance has been used by issuers of sovereign-related and sub-sovereign bonds, structured finance securities, utilities and providers of public purpose projects, among others. MBIA does not insure any direct European sovereign debt. However, we do insure both structured finance and public finance obligations in select international markets. MBIA’s indirect European sovereign insured debt exposure totaled $6.2 billion as of March 31, 2016 and included obligations of sovereign-related and sub-sovereign issuers, such as regions, departments, and sovereign-owned and private entities that are supported by a sovereign state, region or department. Sovereign-related includes Private Finance Initiative transactions that involve private entities that receive contractual payments for providing services to public sector entities. Of the $6.2 billion of insured gross par outstanding, $503 million and $207 million were related to Spain and Ireland, respectively. The remaining $5.5 billion was related to the United Kingdom (“UK”). We do not insure any sovereign or sub-sovereign debt from Greece. We closely monitor our existing insured European portfolios on an ongoing basis. We consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. We also monitor local accounting, regulatory and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. A default by one or more sovereign issuers could have an adverse effect on our insured debt exposures. The Company has an immaterial amount of European sovereign debt holdings.

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

Residential Mortgage Exposure

MBIA Corp. insures mortgage-backed securities (“MBS”) backed by residential mortgage loans, including second-lien RMBS transactions (revolving home equity lines of credit (“HELOC”) loans and closed-end second (“CES”) mortgages). MBIA Corp. also insures MBS backed by first-lien alternative A-paper (“Alt-A”) and subprime mortgage loans directly through RMBS securitizations. There was considerable stress and deterioration in the mortgage market since 2008 reflected by heightened delinquencies and losses, particularly related to Alt-A and subprime mortgage loans originated during 2005, 2006 and 2007.

The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of March 31, 2016 and December 31, 2015. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of
Collateral Type	March 31, 2016	December 31, 2015	Percent Change
HELOC Second-lien	$1,763	$1,861	-5%
CES Second-lien	1,685	1,768	-5%
Alt-A First-lien(1)	1,557	1,578	-1%
Subprime First-lien	694	724	-4%
Prime First-lien	93	99	-6%

Total	$5,792	$6,030	-4%

(1) -  Includes international exposure of $455 million and $449 million as of March 31, 2016 and December 31, 2015, respectively.

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

As of March 31, 2016, MBIA Corp.’s $5.3 billion CDO portfolio represented 14% of its total insured gross par outstanding of $38.5 billion. As of December 31, 2015, MBIA Corp.’s $6.0 billion CDO portfolio represented 14% of its total insured gross par outstanding of $41.6 billion. In addition to the below table, MBIA Corp. insures approximately $438 million in commercial real estate (“CRE”) loan pools, comprising both European and domestic assets. The distribution of our insured CDO and related instruments portfolio by collateral type is presented in the following table:

In millions	Gross Par Outstanding as of			Percent Change
Collateral Type	March 31, 2016		December 31, 2015
Multi-sector CDOs	$502	(1)	$688	-27%
Investment grade corporate CDOs	1,200		1,200	-%
High yield corporate CDOs	2,143		2,420	-11%
Structured CMBS pools	798		1,002	-20%
CRE CDOs	667		698	-4%

Total	$5,310		$6,008	-12%

(1) -  Excludes $28 million of gross par outstanding where MBIA’s insured exposure has been fully offset by way of loss remediation transactions.

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

U.S. Public Finance and International and Structured Finance Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The following table presents information about our reinsurance agreements as of March 31, 2016 for our U.S. public finance and international and structured finance insurance operations:

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable(1)
Assured Guaranty Re Ltd.	AA (Stable Outlook)	WR(2)	$3,235	$31	$-
Assured Guaranty Corp.	AA (Stable Outlook)	A3 (Negative Outlook)	1,633	-	6
Overseas Private	AA+	Aaa	264	-	-
Investment Corporation	(Stable Outlook)	(Stable Outlook)
Others	A- or above	A2 or above	114	3	-

Total			$5,246	$34	$6

(1) -	Total reinsurance recoverable is primarily recoverables on unpaid losses.
(2) -	Represents a withdrawal of ratings.

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

As of March 31, 2016, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $5.2 billion compared with $5.3 billion as of December 31, 2015. As of March 31, 2016, $4.3 billion of the ceded par outstanding was ceded from our U.S. public finance insurance segment and $907 million was ceded from our international and structured finance insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2016 and 2015 are presented in the following table:

	Three Months Ended March 31,
In millions	2016	2015
Income (loss) before income taxes	$(101)	$113
Provision (benefit) for income taxes	$(23)	$44
Effective tax rate	22.8%	38.9%

For the three months ended March 31, 2016, our effective tax rate applied to our income (loss) before income taxes was lower than the U.S. statutory tax rate of 35% primarily due to a foreign tax credit adjustment and the fluctuation of the value of nondeductible warrants issued by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the three months ended March 31, 2015, our effective tax rate applied to our income (loss) before income taxes was higher than the U.S. statutory tax rate of 35% primarily due to the fluctuation of the value of nondeductible warrants issued by the Company.

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

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Corp. Total capital resources were $5.1 billion and $5.2 billion as of March 31, 2016 and December 31, 2015, respectively. MBIA Inc. uses its capital resources to support the business activities of its subsidiaries. As of March 31, 2016, MBIA Inc.’s investments in subsidiaries totaled $4.1 billion.

In addition, MBIA Inc. also supports the MTN and investment agreement obligations issued by the Company. We seek to maintain sufficient liquidity and capital resources to meet the Company’s general corporate needs and debt service. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient cash to satisfy its debt obligations and its general corporate needs over time from distributions from its operating subsidiaries; however, there can be no assurance that MBIA Inc. will have sufficient cash in the event of unanticipated operating expenses. In addition, the Company may also consider raising third-party capital. For further information, see “Strategic Plan Related and Other Risk Factors” in Part I, Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and “Liquidity—MBIA Inc. Liquidity” section for additional information about MBIA Inc.’s liquidity.

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

Equity securities

The Company’s share repurchases that were authorized under share repurchase programs, are presented in the following table:

In millions except per share amounts	Three Months Ended March 31,
	2016	2015
Number of shares repurchased	14.9	8.6
Average price paid per share	$6.30	$8.83
Remaining authorization as of March 31	$100	$113

On February 23, 2016, the Company’s Board of Directors authorized the repurchase by the Company or its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization. As of May 5, 2016, we have not repurchased any shares under this new share repurchase authorization.

Insurance Statutory Capital

National and MBIA Insurance Corporation are incorporated and licensed in, and are subject to primary insurance regulation and supervision by, the State of New York. MBIA UK is authorized by the Prudential Regulation Authority (“PRA”) and regulated by the Financial Conduct Authority (“FCA”) and the PRA in the UK. MBIA Mexico is regulated by the Comisión Nacional de Seguros y Fianzas in Mexico. National and MBIA Insurance Corporation each are required to file detailed annual financial statements, as well as interim financial statements, with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and the National Association of Insurance Commissioners’ statements of U.S. STAT and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct. MBIA UK is required to file quarterly and annual regulatory returns with the PRA and the FCA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National

Capital and Surplus

National reported total statutory capital of $3.4 billion as of March 31, 2016 and December 31, 2015. As of March 31, 2016, statutory capital comprised $2.6 billion of policyholders’ surplus and $879 million of contingency reserves. National had statutory net income of $36 million for the three months ended March 31, 2016. As of March 31, 2016, National’s unassigned surplus was $2.0 billion.

Under U.S. STAT and NYIL, National’s purchase of 8 million shares of MBIA Inc. common stock in the second quarter of 2015 is recorded as an investment and measured at fair value. However, the value of the investment that can be admitted is subject to limitation. As of March 31, 2016, the fair value and admitted value of the MBIA Inc. common shares owned by National were $48 million and $16 million, respectively.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Refer to the following “MBIA Corp.—Capital and Surplus” section for additional information about contingency reserves under the NYIL. As of March 31, 2016 and December 31, 2015, National was in compliance with its aggregate and single risk limits.

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

National had positive earned surplus as of March 31, 2016, which provides National with dividend capacity. For the foreseeable future, we expect the as of right declared and paid dividend amounts from National to be limited to prior year net investment income and similar in amount to the 2015 dividend payment.

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

National’s CPR and components thereto, as of March 31, 2016 and December 31, 2015 are presented in the following table:

	As of March 31,	As of December 31,
In millions	2016	2015
Policyholders’ surplus	$2,550	$2,478
Contingency reserves	879	910

Statutory capital	3,429	3,388
Unearned premium reserve	982	1,042
Present value of installment premiums(1)	197	197

Premium resources (2)	1,179	1,239
Net loss and LAE reserves (1)	1	(30)
Salvage reserves	101	102

Gross loss and LAE reserves	102	72

Total claims-paying resources	$4,710	$4,699

(1) -	Calculated using a discount rate of 3.04% as of March 31, 2016 and December 31, 2015.
(2) -	Includes financial guarantee and insured credit derivative related premiums.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation reported total statutory capital of $844 million as of March 31, 2016 compared with $885 million as of December 31, 2015. As of March 31, 2016, statutory capital comprised $571 million of policyholders’ surplus and $273 million of contingency reserves. For the three months ended March 31, 2016, MBIA Insurance Corporation had a statutory net loss of $55 million. MBIA Insurance Corporation’s policyholders’ surplus as of March 31, 2016 included a negative unassigned surplus of $1.5 billion. As of March 31, 2016, MBIA Insurance Corporation’s policyholders’ surplus was negatively impacted by $90 million, as it was not permitted to treat the portion of its investment in subsidiaries in excess of 60% of net admitted assets less the par value of common and preferred stock and liabilities as an admitted asset, as required under NYIL. This overage was primarily caused by a decrease in MBIA Insurance Corporation’s policyholders’ surplus due to insured losses in the past. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred and the percentage of its assets invested in subsidiaries continues to increase.

As of March 31, 2016, MBIA Insurance Corporation recognized estimated recoveries of $400 million, net of reinsurance on a statutory basis related to put-backs of ineligible mortgage loans in its insured transactions and $409 million related to excess spread recoveries on second-lien RMBS, net of reinsurance. These excess spread recoveries represented 48% of MBIA Insurance Corporation’s statutory capital as of March 31, 2016. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.

Under NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Reductions in the contingency reserve may be recognized based on excessive reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As a result of regulatory approved reductions, MBIA Insurance Corporation’s contingency reserves of $273 million as of March 31, 2016 represented reserves on 39 of the 337 outstanding credits insured by MBIA Insurance Corporation.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of March 31, 2016, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus and had enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of March 31, 2016 and December 31, 2015, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If new overages occur with respect to its single risk limits, MBIA Insurance Corporation will report them to the NYSDFS. If MBIA Insurance Corporation is not in compliance with its aggregate risk and its single risk limits, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

As of March 31, 2016, the par amount outstanding of MBIA Insurance Corporation’s 14% Fixed-to-Floating Rate Surplus Notes due January 15, 2033 (the “Surplus Notes”) was $953 million. Section 1307 of the Insurance Law and the Fiscal Agency Agreement governing the surplus notes (the “Fiscal Agency Agreement”), which was approved as it relates to Section 1307 by the NYSDFS in connection with the issuance of the Surplus Notes, each impose restrictions on the payments of principal and interest (or the redemption price or any make-whole premium) on the Surplus Notes (“Surplus Note Payments”). Section 1307 of the Insurance Law provides that any payments on surplus notes issued by an insurer “shall be repaid only out of free and divisible surplus of such insurer with the approval of the Superintendent whenever, in his/her judgment, the financial condition of such insurer warrants.” The Superintendent has broad discretion in determining whether to allow us to make Surplus Note Payments. We are not aware of any guidelines or interpretations that govern the exercise of the Superintendent’s discretion under Section 1307 in determining whether the financial condition of an insurer warrants the making of such payments. The Fiscal Agency Agreement provides that (a) Surplus Note Payments may be made only with the prior approval of the Superintendent, whenever, in his/her judgment, the financial condition of MBIA Insurance Corporation warrants, and (b) any such Surplus Note Payments may only be made to the extent MBIA Insurance Corporation has sufficient “Eligible Surplus” to make such payments. The Fiscal Agency Agreement defines “Eligible Surplus” as MBIA Insurance Corporation “surplus as regards policyholders,” less the sum of its “common capital stock” and “preferred capital stock”, as shown on its annual and quarterly statements filed with state insurance regulatory authorities. While the insurance law does not explicitly set forth the calculation of “free and divisible surplus”, MBIA believes that the calculation of Eligible Surplus, as set forth in the Fiscal Agency Agreement and as accepted by the NYSDFS, is the appropriate calculation of “free and divisible surplus.” MBIA Insurance Corporation’s “free and divisible surplus,” determined as set forth above, was $280 million as of March 31, 2016 representing a decrease of $38 million from December 31, 2015. The decrease in MBIA Insurance Corporation’s “free and divisible surplus” during the first quarter of 2016 primarily resulted from a net loss of $55 million for the three months ended March 31, 2016. MBIA Insurance Corporation is required to seek the Superintendent’s approval to make payments of interest and principal when scheduled on the Surplus Notes. There is no assurance the Superintendent will approve Surplus Note Payments. Notwithstanding the sufficiency of MBIA Insurance Corporation’s Eligible Surplus available for the payment of Surplus Note Payments, the NYSDFS may deny approval of any Surplus Note Payments if the Superintendent concludes that MBIA Insurance Corporation’s financial condition does not warrant such approval.

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on the Surplus Notes since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of April 15, 2016, the scheduled interest payment date, there was $425 million of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

MBIA Corp.’s CPR and components thereto, as of March 31, 2016 and December 31, 2015 are presented in the following table:

	As of March 31,	As of December 31,
In millions	2016	2015
Policyholders’ surplus	$571	$609
Contingency reserves	273	276

Statutory capital	844	885
Unearned premium reserve	356	356
Present value of installment premiums(1) (4)	496	520

Premium resources (2)	852	876
Net loss and LAE reserves (1)	(289)	(332)
Salvage reserves (3)	972	994

Gross loss and LAE reserves	683	662

Total claims-paying resources	$2,379	$2,423

(1) -	Calculated using a discount rate of 5.18% as of March 31, 2016 and December 31, 2015.

(2) -	Includes financial guarantee and insured credit derivative related premiums.

(3) -	This amount primarily consists of expected recoveries related to the Company’s excess spread and put-backs.

(4) -	Based on the Company’s estimate of the remaining life for its insured exposures.

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

The primary uses of cash by National are:

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

National maintains a simultaneous repurchase and reverse repurchase facility (“Asset Swap”) with MBIA Inc. which provides MBIA Inc. with eligible assets to pledge under investment agreements and derivative contracts. As of March 31, 2016, the notional amount used under each of these agreements was $130 million and the fair value of collateral pledged by National and MBIA Inc. under these agreements was $134 million and $142 million, respectively. The net average interest rate on these transactions was 0.37% and 0.24% for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, National held cash and short-term investments of $376 million, of which $344 million was highly liquid and comprised highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds. As of December 31, 2015, National held cash and short-term investments of $378 million, of which $336 million was highly liquid and comprised commercial paper, money market funds, and highly rated municipal, U.S. agency and corporate bonds.

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

The primary uses of cash by MBIA Inc. are:

•	servicing outstanding corporate debt obligations, MTNs and investment agreements;

•	collateral requirements under investment agreements, the Asset Swap and derivative arrangements;

•	payments related to interest rate swaps;

•	payments of operating expenses; and

•	debt buybacks and share repurchases.

Based on our projections of National’s and MBIA Corp.’s future earnings and losses, we expect that for the foreseeable future National will be the primary source of dividends and tax sharing agreement payments to MBIA Inc. There can be no assurance as to the amount and timing of any such dividends or payments under the tax sharing agreement. Also for the foreseeable future, we expect the declared and paid dividend amounts from National to be limited to prior year net investment income and similar in amount to the 2015 dividend payment. Refer to the “Capital Resources—Insurance Statutory Capital” section for additional information on payments of dividends. In addition, we do not expect MBIA Inc. to receive distributions from MBIA Corp. for the foreseeable future.

During the three months ended March 31, 2016, $105 million was released to MBIA Inc. under the MBIA group tax sharing agreement and related escrow agreement. This amount represented National’s liability under the tax sharing agreement for the 2013 tax year, which was released from escrow pursuant to the terms under the tax sharing agreement following the expiration of National’s two-year net operating loss carry-back period under U.S. tax rules. As of March 31, 2016, $218 million was held in escrow for the 2014 through 2015 tax years. Based on our projections of National’s taxable income and the market performance of the Tax Escrow Account, we expect to release up to $94 million from the Tax Escrow Account related to the 2014 tax year in January of 2017. There can be no assurance that payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc.

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

As of March 31, 2016 and December 31, 2015, the liquidity positions of MBIA Inc. comprising cash and liquid assets for general corporate purposes, excluding the amounts held in escrow under its tax sharing agreement, were $371 million and $416 million, respectively.

MBIA Corp. Liquidity

The primary sources of cash within MBIA Corp. are:

•	installment premiums;

•	recoveries associated with loss payments; and

•	principal and interest receipts on assets held in its investment portfolio.

The primary uses of cash by MBIA Corp. are:

•	loss or commutation payments on insured transactions;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

•	payments of operating expenses; and

•

payments of principal and interest related to its surplus notes, to the extent approved by the NYSDFS. Refer to Capital Resources—Insurance Statutory Capital” for a discussion on the non-approval of requests to the NYSDFS to pay interest on its surplus notes.

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

MBIA Corp. has recorded expected excess spread recoveries of $465 million as of March 31, 2016 associated with insured second-lien RMBS issues, including recoveries related to consolidated VIEs. MBIA Corp. has also recorded expected recoveries related to its claims against Credit Suisse related to ineligible mortgage loans included in an MBIA Corp. insured RMBS transaction. There can be no assurance that it will be successful or not be delayed in realizing these recoveries. During the three months ended March 31, 2016, MBIA Corp. collected $20 million of excess spread recoveries related to insured second-lien RMBS issues. During the three months ended March 31, 2016, recoveries exceeded paid claims and LAE on second-lien RMBS issues by $8 million.

Over the last several years, the liquidity position of MBIA Corp. has been stressed by payments related to: RMBS exposures, both first and second-lien; CMBS exposures; commutations of insured transactions that reduces exposure and potential loss volatility; and a high yield corporate CDO exposure. Certain MBIA Corp. insured transactions, including the Zohar II CDO previously discussed, have near term substantial amounts due at maturity. Depending on the amount of actual future claims made to MBIA Corp., including those that could be made on the Zohar II transaction, and the amount of future cash inflows received by MBIA Corp., in particular excess spread and put-back recoveries, MBIA Corp. may not have sufficient liquid assets to pay its claims when due. In anticipation of that contingency, MBIA Corp may seek to improve liquidity through financing and other transactions; however, there can be no assurance that we will be successful in generating sufficient cash to meet our obligations. As noted above, unless the Zohar II transaction is able to pay down a substantial amount of the insured exposure at maturity, or if MBIA Corp. is unable to reach a restructuring agreement or to raise sufficient liquidity, MBIA Corp. may ultimately have insufficient resources to continue to pay claims. Such failure could cause the NYSDFS to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding and/or to order MBIA Insurance Corporation to cease paying any claims under its policies. Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any material intercompany lending agreements or cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any significant long-term liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK or MBIA Mexico.

As of March 31, 2016, MBIA Corp. held cash and investments of $1.0 billion, of which $278 million comprised cash and highly liquid assets that were immediately available to MBIA Insurance Corporation. Included in the $1.0 billion was $644 million of cash and investments held by MBIA Insurance Corporation’s subsidiaries. As of December 31, 2015, MBIA Corp. held cash and investments of $997 million, of which $264 million comprised cash and highly liquid assets that were immediately available to MBIA Insurance Corporation. Included in the $997 million was $642 million of cash and investments held by MBIA Insurance Corporation’s subsidiaries. Currently, MBIA UK can only pay dividends to MBIA Insurance Corporation with the approval of the PRA; however, there is no certainty as to when such consent would be provided.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Percent Change
In millions	2016	2015
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$39	$(9)	n/m
Investing activities	1,814	120	n/m
Financing activities	(2,046)	(256)	n/m
Effect of exchange rate changes on cash and cash equivalents	3	(10)	-130%
Cash and cash equivalents—beginning of period	522	782	-33%

Cash and cash equivalents—end of period	$332	$627	-47%

n/m - Percent change not meaningful.

Operating activities

Net cash provided by operating activities increased for the three months ended March 31, 2016 compared with the same period of 2015 primarily due to an increase in investment income received of $23 million and a decrease in interest paid of $17 million.

Investing activities

Net cash provided by investing activities increased for the three months ended March 31, 2016 compared with the same period of 2015 primarily due to an increase in net proceeds from sales, paydowns and maturities of held-to-maturity investments of consolidated VIEs of $1.8 billion.

Financing activities

Net cash used by financing activities increased for the three months ended March 31, 2016 compared with the same period of 2015 primarily due to an increase in the principal paydowns of consolidated VIE notes of $1.8 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Investments

The following discussion of investments, including references to consolidated investments, excludes investments reported under “Assets of consolidated variable interest entities” on our consolidated balance sheets. Investments of VIEs support the repayment of VIE obligations and are not available to settle obligations of MBIA. Our available-for-sale (“AFS”) investments comprise high-quality fixed-income securities and short-term investments. The following table presents our investment portfolio as of March 31, 2016 and December 31, 2015:

In millions	As of March 31, 2016	As of December 31, 2015	Percent Change
Available-for-sale investments:
U.S. public finance insurance
Amortized cost	$4,234	$4,227	-%
Unrealized net gain (loss)	8	(70)	-111%

Fair value	4,242	4,157	2%

International and structured finance insurance
Amortized cost	865	627	38%
Unrealized net gain (loss)	15	7	114%

Fair value	880	634	39%

Corporate
Amortized cost	1,125	1,306	-14%
Unrealized net gain (loss)	43	23	87%

Fair value	1,168	1,329	-12%

Total available-for-sale investments:
Amortized cost	6,224	6,160	1%
Unrealized net gain (loss)	66	(40)	n/m

Total available-for-sale investments at fair value	6,290	6,120	3%

Investments carried at fair value:
U.S. public finance insurance
Amortized cost	112	112	-%
Unrealized net gain (loss)	24	21	14%

Fair value	136	133	2%

International and structured finance insurance
Amortized cost	-	1	-100%
Unrealized net gain (loss)	-	-	-%

Fair value	-	1	-100%

Corporate
Amortized cost	75	95	-21%
Unrealized net gain (loss)	2	(2)	n/m

Fair value	77	93	-17%

Total investments carried at fair value:
Amortized cost	187	208	-10%
Unrealized net gain (loss)	26	19	37%

Total investments carried at fair value	213	227	-6%

Other investments at amortized cost:
U.S. public finance insurance	3	3	-%

Consolidated investments at carrying value	$6,506	$6,350	2%

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

The fair value of the Company’s investments is based on prices which include quoted prices in active markets and prices based on market-based inputs that are either directly or indirectly observable, as well as prices from dealers in relevant markets. Differences between fair value and amortized cost arise primarily as a result of changes in interest rates and general market credit spreads occurring after a fixed-income security is purchased, although other factors may also influence fair value, including specific credit- related changes, supply and demand forces and other market factors. When the Company holds an AFS investment to maturity, any unrealized gain or loss currently recorded in accumulated other comprehensive income (loss) in the shareholders’ equity section of the balance sheet is reversed. As a result, the Company would realize a value substantially equal to amortized cost. However, when investments are sold prior to maturity, the Company will realize any difference between amortized cost and the sale price of an investment as a realized gain or loss within its consolidated statements of operations.

Credit Quality

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, based on ratings from Moody’s as of March 31, 2016 is presented in the following table. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance Insurance		Corporate		International and Structured Finance Insurance		Total
		% of		% of		% of		% of
		Fixed-		Fixed-		Fixed-		Fixed-
	Fair	Income	Fair	Income	Fair	Income	Fair	Income
In millions	Value	Investments	Value	Investments	Value	Investments	Value	Investments
Available-for-sale:
Aaa	$1,773	45%	$526	60%	$160	30%	$2,459	46%
Aa	1,221	31%	62	7%	266	50%	1,549	29%
A	723	18%	201	23%	77	15%	1,001	19%
Baa	137	4%	57	6%	10	2%	204	4%
Below investment grade	27	1%	16	2%	15	3%	58	1%
Not rated	20	1%	22	2%	-	0%	42	1%

Total	$3,901	100%	$884	100%	$528	100%	$5,313	100%
Short-term investments	338		281		351		970
Investments carried at fair value	136		77		-		213
Other investments	6		3		1		10

Consolidated investments at carrying value	$4,381		$1,245		$880		$6,506

As of March 31, 2016, the weighted average credit quality of the Company’s AFS investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance Insurance	International and Structured Finance Insurance	Corporate
Weighted average credit quality ratings	Aa	Aa	Aa

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by National and MBIA Corp. (“Company-Insured Investments”). As of March 31, 2016, Insured Investments at fair value represented $449 million or 7% of consolidated investments, of which $294 million or 5% of consolidated investments were Company-Insured Investments. As of March 31, 2016, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range.

In purchasing Insured Investments, the Company’s third-party portfolio manager independently assesses the underlying credit quality, structure and liquidity of each investment, in addition to the creditworthiness of the insurer. Insured Investments are diverse by sector, issuer and size of holding. The third-party portfolio manager assigns underlying ratings to Insured Investments without giving effect to financial guarantees based on underlying ratings assigned by Moody’s or S&P, when a rating is not published by Moody’s. When a Moody’s or S&P underlying rating is not available, the underlying rating is based on the portfolio manager’s best estimate of the rating of such investment. A downgrade of a financial guarantee insurer has historically had an adverse effect on the fair value of investments insured by the downgraded financial guarantee insurer. If the Company determines that declines in the fair values of Insured Investments are other-than-temporary, the Company will record a realized loss through earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

The underlying ratings of the Company-Insured Investments as of March 31, 2016 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions	U.S. Public Finance Insurance	Corporate	International and Structured Insurance	Total
Underlying Ratings Scale
National:
Aa	$-	$32	$-	$32
A	127	82	-	209

Total National	$127	$114	$-	$241

MBIA Corp.:
Aa	$-	$23	-	23
Baa	-	5	-	5
Below investment grade	-	13	12	25

Total MBIA Corp.	$-	$41	$12	$53

Total Company-Insured Investments	$127	$155	$12	$294

Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of March 31, 2016, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the Baa range, and investments rated below investment grade in the Company-Insured Investments were 3% of the total consolidated investment portfolio.

Impaired Investments

As of March 31, 2016 and December 31, 2015, we held impaired AFS investments (investments for which fair value was less than amortized cost) with a fair value of $1.2 billion and $2.8 billion, respectively.

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

Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our policy for OTTI and our determination of credit loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Debt Obligations

Principal payments due under our debt obligations for the nine months ending December 31, 2016 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. The repayment of principal on our surplus notes is reflected in 2018, which is the next call date. Principal payments under investment agreements are based on scheduled withdrawal dates. All other principal payments are based on contractual maturity dates. Foreign currency denominated liabilities are presented in U.S. dollars using applicable exchange rates as of March 31, 2016, and liabilities issued at a discount reflect principal amounts due at maturity.

	As of March 31, 2016
In millions	Nine Months Ending December 31, 2016	2017	2018	2019	2020	Thereafter	Total
Corporate segment:
Long-term debt	$-	$-	$-	$-	$-	$574	$574
Medium-term notes	117	40	58	58	-	1,123	1,396
Investment agreements	27	56	18	7	38	369	515
International and structured finance insurance segment:
Variable interest entity notes	303	360	374	188	116	1,676	3,017
Surplus notes	-	-	940	-	-	-	940

Total	$447	$456	$1,390	$253	$154	$3,742	$6,442

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

Interest Rate Sensitivity

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of March 31, 2016 from instantaneous shifts in interest rates:

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$427	$273	$144	$(144)	$(281)	$(407)

Foreign Exchange Rate Sensitivity

The Company is exposed to foreign exchange rate risk in respect of assets and liabilities denominated in currencies other than U.S. dollars. In addition to our international insurance business, some of the remaining liabilities included in our corporate segment are denominated in currencies other than U.S. dollars. Also, the Company regularly makes investments denominated in foreign currencies. The majority of the Company’s foreign exchange rate risks is with the pound sterling and the euro. Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of March 31, 2016 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(5)	$(2)	$2	$5

Credit Spread Sensitivity

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of March 31, 2016 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. National’s investment portfolio would generally be expected to experience lower credit spread volatility than other investment portfolios since National has higher credit quality and portfolio composition in sectors that have been less volatile historically. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio.

	Change in Credit Spreads
In millions	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$86	$(153)	$(398)

Credit Derivatives Sensitivity

MBIA Corp. issued insurance policies insuring payments due on structured credit derivative contracts which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, ABS, RMBS and CMBS. These transactions were usually underwritten at or above a triple-A credit rating level. As of March 31, 2016, approximately 62% of the tranches insured by the Company were rated triple-A.

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

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s credit derivatives portfolio of instantaneous shifts in credit spreads as of March 31, 2016. In scenarios where credit spreads decreased, a floor of zero was used.

	Change in Credit Spreads
	(International and Structured Finance Insurance)
In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$5	$1	$-	$-	$(1)	$(2)	$(6)
Estimated net fair value	$(94)	$(98)	$(99)	$(99)	$(100)	$(101)	$(105)

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

The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp. ’s insured credit derivatives portfolio by projecting a hypothetical change in the credit ratings as of March 31, 2016. A notch represents a one-step movement up or down in the credit rating.

	Change in Credit Ratings
	(International and Structured Finance Insurance)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$13	$1	$-	$(9)	$(26)
Estimated net fair value	$(86)	$(98)	$(99)	$(108)	$(125)

Recovery rates on defaulted collateral are an input into MBIA Corp.’s valuation model. Sensitivity to changes in the recovery rate assumptions used by MBIA Corp. can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio based on a change in the recovery rate assumptions as of March 31, 2016.

	Change in Recovery Rates (International and Structured Finance Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$5	$2	$-	$(3)	$(5)
Estimated net fair value	$(94)	$(97)	$(99)	$(102)	$(104)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Accounting principles for fair value measurements require MBIA Corp. to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in MBIA Corp.’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivative portfolio. The actual upfront spread used in the valuation as of March 31, 2016 ranged from 19.61% to 33.43% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Corp.’s Upfront Credit Spread
	(International and Structured Finance Insurance)
In millions	Increase by 15 Percentage Points	Increase by 7 Percentage Points	No Change	Decrease to 7 Percentage Points	Decrease to 15 Percentage Points
Estimated pre-tax net gains (losses)	$20	$10	$-	$(11)	$(24)
Estimated net fair value	$(79)	$(89)	$(99)	$(110)	$(124)

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

While several factors influence the value of the Company’s warrants, including stock price, stock volatility, interest rates and dividends, changes in the value of the Company’s warrants are primarily driven by changes in the Company’s stock price and volatility. The following tables present the estimated pre-tax change in fair value and the estimated aggregate fair value of the Company’s warrants assuming hypothetical stock price and volatility changes as of March 31, 2016. Each table stands on its own and should be read independent of each other.

	Change in Stock Price
In millions	25% Increase	10% Increase	No Change	10% Decrease	25% Decrease
Estimated pre-tax net gains (losses)	$(18)	$(7)	$-	$6	$14
Estimated net fair value	$(47)	$(36)	$(29)	$(23)	$(15)

	Change in Stock Volatility
In millions	10% Increase	5% Increase	No Change	5% Decrease	10% Decrease
Estimated pre-tax net gains (losses)	$(6)	$(3)	$-	$3	$6
Estimated net fair value	$(35)	$(32)	$(29)	$(26)	$(23)

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

Item 1A. Risk Factors

The following should be read in conjunction with and supplements the risk factors described under Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) is experiencing fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalance, limited access to the capital markets, a stagnating local economy, net migration of people out of Puerto Rico and a high debt burden. Although Puerto Rico has tried to address its significant financial challenges through various fiscal policies, it continues to experience fiscal stress. The Governor of Puerto Rico has stated that the island’s approximately $70 billion in debt is “not payable” and has actively lobbied the U.S. Congress for bankruptcy reform and other Federal support. Furthermore, the Governor formed a working group to study and make recommendations regarding Puerto Rico’s short- and long-term challenges. In September of 2015, this working group released a report that projected a sizable deficit of available cash resources to expenses and debt service over the next five years absent meaningful fiscal and structural reform, and concluded that a voluntary adjustment of the terms of the Commonwealth’s debt is necessary.

We continue to believe, based on our analysis of Puerto Rico’s fiscal and structural circumstances, the details of our insured exposures, and our legal and contractual rights, that all of our insured Puerto Rico related debt will ultimately be substantially repaid. As of March 31, 2016, National had $3.9 billion of gross par outstanding $4.3 billion of gross par outstanding when including accreted interest on capital appreciation bonds related to Puerto Rico. Puerto Rico may be unable or unwilling to pay their obligations as and when due, in which case National would be required to pay claims of unpaid principal and interest when due under its insurance policies, which could be material. While National would seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National may experience material losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations. Finally, if the Commonwealth and/or certain of its instrumentalities were granted access to Chapter 9 under the federal Bankruptcy law, or its substantive equivalent, as has been proposed by various federal legislators and recommended by the Obama administration, any such filing could result in substantial delays in payments on the National insured bonds issued by such instrumentalities and could provide a mechanism to bind National and other creditors to a plan of reorganization that results in an impairment of the National insured debt for such instrumentalities. Similar risks exist if Puerto Rico is ultimately able to adopt its own bankruptcy regime, which federal courts have thus far deemed to be unconstitutional but which issue is presently before the Supreme Court of the United States. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part II, Item 7 of MBIA’s 2015 Form 10-K and in Part I, Item 2 of this Form 10-Q for additional information on our Puerto Rico exposures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2015, the Company’s Board of Directors authorized the repurchase by the Company or its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization. As of March 31, 2016, there was no remaining authorized capacity under the October 28, 2015 repurchase program.

On February 23, 2016, the Company’s Board of Directors authorized the repurchase by the Company or its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization. As of May 5, 2016, we have not repurchased any shares under this new share repurchase authorization. The table below presents repurchases made by the Company in each month during the first quarter of 2016:

			Total Number	Maximum
	Total	Average	of Shares	Amount That May
	Number	Price	Purchased as	Be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plan (2)
Month	Purchased(1)	Share	Announced Plan	(in millions)
January	12,645,969	$6.28	12,645,969	$14
February	3,139,654	6.38	2,240,366	100
March	78,316	8.75	-	100

	15,863,939	$6.31	14,886,335	$100

(1) -	965,477 shares were repurchased by the Company in open market transactions for settling awards under the Company’s long-term incentive plans and 12,127 shares were purchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.
(2) -	On February 23, 2016, the Company’s Board of Directors authorized the repurchase of common stock up to $100 million under a new share repurchase program.

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 3, 2016 (the “Annual Meeting”). The matters that were voted upon at the Annual Meeting, and the number of votes cast for or against each matter (and percent of shares voted), as well as the number of abstentions (and percent of shares voted) and broker non-votes as to each such matter, where applicable, are set forth below.

Proposal 1: Election of Directors. The shareholders elected the Company’s nominees to the Board of Directors. The voting results were as follows:

Nominees	For (% of shares voted)		Against (% of shares voted)		Abstain (% of shares voted)		Broker Non-Votes
Joseph W. Brown	98,730,490	(98.44%)	1,519,703	(1.52%)	47,134	(0.05%)	22,410,417
Maryann Bruce	97,964,005	(97.67%)	2,272,312	(2.27%)	61,010	(0.06%)	22,410,417
Keith D. Curry	99,002,573	(98.71%)	1,248,237	(1.24%)	46,517	(0.05%)	22,410,417
Steven J. Gilbert	97,746,091	(97.46%)	2,499,066	(2.49%)	52,170	(0.05%)	22,410,417
Charles R. Rinehart	98,093,022	(97.80%)	2,158,256	(2.15%)	46,049	(0.05%)	22,410,417
Lois A. Scott	99,606,737	(99.31%)	633,377	(0.63%)	57,213	(0.06%)	22,410,417
Theodore Shasta	98,721,234	(98.43%)	1,527,326	(1.52%)	48,767	(0.05%)	22,410,417
Richard C. Vaughan	98,607,367	(98.32%)	1,643,100	(1.64%)	46,860	(0.05%)	22,410,417

Proposal 2: Approval of Compensation Paid to Named Executive Officers. The shareholders voted to approve the compensation of the Company’s named executive officers listed in the proxy statement for the Annual Meeting. The shareholder vote is advisory and non-binding. The voting results were as follows:

For (% of shares voted)		Against (% of shares voted)		Abstain (% of shares voted)		Broker Non-Votes
65,259,613	(65.07%)	34,956,193	(34.85%)	81,521	(0.08%)	22,410,417

Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm. The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2016. The voting results were as follows:

For (% of shares voted)		Against (% of shares voted)		Abstain (% of shares voted)		Broker Non- Votes
121,510,507	(99.02%)	1,135,707	(0.93%)	61,530	(0.05%)	0

Item 6. Exhibits

+31.1.	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2.	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1.	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+101.	Additional Exhibits - MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL.

+ Filed Herewith

* Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: May 9, 2016	/s/ Anthony McKiernan
Anthony McKiernan
Chief Financial Officer

Date: May 9, 2016	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)