Form 10-Q
period 2016-06-30
MBIA INC
filed 2016-08-08
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of August 2, 2016, 135,650,806 shares of Common Stock, par value $1 per share, were outstanding.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This quarterly report of MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA”, the “Company”, “we”, “us” or “our”) includes statements that are not historical or current facts and are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “intend”, “will likely result”, “looking forward”, or “will continue” and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. MBIA cautions readers not to place undue reliance on any such forward-looking statements, which speak only to their respective dates. We undertake no obligation to publicly correct or update any forward-looking statement if the Company later becomes aware that such result is not likely to be achieved.

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

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	June 30, 2016	December 31, 2015
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $5,145 and $5,155)	$5,334	$5,145
Investments carried at fair value	68	177
Investments pledged as collateral, at fair value (amortized cost $216 and $322)	210	291
Short-term investments held as available-for-sale, at fair value (amortized cost $632 and $720)	632	721
Other investments (includes investments at fair value of $6 and $13)	10	16

Total investments	6,254	6,350
Cash and cash equivalents	568	464
Premiums receivable	716	792
Deferred acquisition costs	147	168
Insurance loss recoverable	365	577
Deferred income taxes, net	966	951
Other assets	231	156
Assets of consolidated variable interest entities:
Cash	37	58
Investments held-to-maturity, at amortized cost (fair value $509 and $2,401)	890	2,689
Fixed-maturity securities at fair value	281	932
Loans receivable at fair value	1,192	1,292
Loan repurchase commitments	401	396
Other assets	16	11

Total assets	$12,064	$14,836

Liabilities and Equity
Liabilities:
Unearned premium revenue	$1,418	$1,591
Loss and loss adjustment expense reserves	546	516
Long-term debt	1,945	1,889
Medium-term notes (includes financial instruments carried at fair value of $161 and $161)	991	1,016
Investment agreements	424	462
Derivative liabilities	378	314
Other liabilities	311	211
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $1,503 and $2,362)	2,393	5,051
Derivative liabilities	-	45

Total liabilities	8,406	11,095

Commitments and contingencies (Refer to Note 13)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—283,487,936 and 281,833,618	284	282
Additional paid-in capital	3,150	3,138
Retained earnings	2,933	3,038
Accumulated other comprehensive income (loss), net of tax of $15 and $51	58	(61)
Treasury stock, at cost—147,844,413 and 130,303,241 shares	(2,779)	(2,668)

Total shareholders’ equity of MBIA Inc.	3,646	3,729
Preferred stock of subsidiary	12	12

Total equity	3,658	3,741

Total liabilities and equity	$12,064	$14,836

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Premiums earned:
Scheduled premiums earned	$44	$51	$89	$106
Refunding premiums earned	29	40	59	86

Premiums earned (net of ceded premiums of $2, $2, $3 and $5)	73	91	148	192
Net investment income	37	37	76	74
Fees and reimbursements	1	2	2	3
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(2)	(3)	(16)	(12)
Unrealized gains (losses) on insured derivatives	(6)	63	(20)	100

Net change in fair value of insured derivatives	(8)	60	(36)	88
Net gains (losses) on financial instruments at fair value and foreign exchange	14	45	(55)	75
Net investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	-	(9)	(1)	(9)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	-	2	-	2

Net investment losses related to other-than-temporary impairments	-	(7)	(1)	(7)
Net gains (losses) on extinguishment of debt	3	(1)	5	(1)
Other net realized gains (losses)	-	(1)	(1)	19
Revenues of consolidated variable interest entities:
Net investment income	5	13	20	25
Net gains (losses) on financial instruments at fair value and foreign exchange	(7)	6	(8)	(4)

Total revenues	118	245	150	464
Expenses:
Losses and loss adjustment	77	46	99	40
Amortization of deferred acquisition costs	10	13	20	26
Operating	30	32	65	67
Interest	49	50	99	100
Expenses of consolidated variable interest entities:
Operating	3	3	7	7
Interest	4	9	16	19

Total expenses	173	153	306	259

Income (loss) before income taxes	(55)	92	(156)	205
Provision (benefit) for income taxes	(28)	28	(51)	72

Net income (loss)	$(27)	$64	$(105)	$133

Net income (loss) per common share:
Basic	$(0.20)	$0.36	$(0.78)	$0.73
Diluted	$(0.20)	$0.36	$(0.78)	$0.72
Weighted average number of common shares outstanding:
Basic	132,677,066	172,146,651	134,245,952	176,914,777
Diluted	132,677,066	173,154,319	134,245,952	177,918,958

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(27)	$64	$(105)	$133
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	101	(129)	224	(86)
Provision (benefit) for income taxes	36	(47)	79	(30)

Total	65	(82)	145	(56)
Reclassification adjustments for (gains) losses included in net income (loss)	13	(3)	8	4
Provision (benefit) for income taxes	5	(1)	3	2

Total	8	(2)	5	2
Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	10	10	7	(4)
Provision (benefit) for income taxes	3	4	2	(1)

Total	7	6	5	(3)
Foreign currency translation:
Foreign currency translation gains (losses)	(41)	30	(55)	(1)
Provision (benefit) for income taxes	(14)	10	(19)	(1)

Total	(27)	20	(36)	-

Total other comprehensive income (loss)	53	(58)	119	(57)

Comprehensive income (loss)	$26	$6	$14	$76

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Six Months Ended June 30, 2016

(In millions except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’ Equity	Preferred Stock of Subsidiary		Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	of MBIA Inc.	Shares	Amount	Equity
Balance, December 31, 2015	281,833,618	$282	$3,138	$3,038	$(61)	(130,303,241)	$(2,668)	$3,729	1,315	$12	$3,741

Net income (loss)	-	-	-	(105)	-	-	-	(105)	-	-	(105)
Other comprehensive income (loss)	-	-	-	-	119	-	-	119	-	-	119
Share-based compensation	1,654,318	2	12	-	-	(981,235)	(6)	8	-	-	8
Treasury shares acquired under share repurchase program	-	-	-	-	-	(16,559,937)	(105)	(105)	-	-	(105)

Balance, June 30, 2016	283,487,936	$284	$3,150	$2,933	$58	(147,844,413)	$(2,779)	$3,646	1,315	$12	$3,658

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Premiums, fees and reimbursements received	$51	$66
Investment income received	182	181
Insured derivative commutations and losses paid	(18)	(19)
Financial guarantee losses and loss adjustment expenses paid	(67)	(36)
Proceeds from recoveries and reinsurance	63	43
Operating and employee related expenses paid	(76)	(80)
Interest paid, net of interest converted to principal	(71)	(111)
Income taxes (paid) received	-	(10)

Net cash provided (used) by operating activities	64	34

Cash flows from investing activities:
Purchases of available-for-sale investments	(1,129)	(948)
Sales of available-for-sale investments	937	379
Paydowns and maturities of available-for-sale investments	256	290
Purchases of investments at fair value	(49)	(261)
Sales, paydowns and maturities of investments at fair value	148	328
Sales, paydowns and maturities (purchases) of short-term investments, net	223	305
Sales, paydowns and maturities of held-to-maturity investments	1,799	32
Paydowns and maturities of loans receivable	121	109
Consolidation of variable interest entities	1	7
(Payments) proceeds for derivative settlements	(28)	54
Collateral (to) from swap counterparty	(21)	(54)
Capital expenditures	-	(2)
Other investing	(4)	47

Net cash provided (used) by investing activities	2,254	286

Cash flows from financing activities:
Proceeds from investment agreements	9	11
Principal paydowns of investment agreements	(47)	(49)
Principal paydowns of medium-term notes	(52)	(63)
Principal paydowns of variable interest entity notes	(2,034)	(242)
Principal paydowns of long-term debt	-	(11)
Purchases of treasury stock	(108)	(177)

Net cash provided (used) by financing activities	(2,232)	(531)

Effect of exchange rate changes on cash and cash equivalents	(3)	(4)
Net increase (decrease) in cash and cash equivalents	83	(215)
Cash and cash equivalents—beginning of period	522	782

Cash and cash equivalents—end of period	$605	$567

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(105)	$133
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	121	42
Deferred acquisition costs	21	24
Unearned premium revenue	(194)	(184)
Loss and loss adjustment expense reserves	30	(5)
Insurance loss recoverable	65	50
Accrued interest payable	54	50
Accrued expenses	(13)	(5)
Unrealized (gains) losses on insured derivatives	20	(100)
Net (gains) losses on financial instruments at fair value and foreign exchange	63	(71)
Other net realized (gains) losses	1	(19)
Deferred income tax provision (benefit)	(52)	70
Interest on variable interest entities, net	34	33
Other operating	19	16

Total adjustments to net income (loss)	169	(99)

Net cash provided (used) by operating activities	$64	$34

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

Business Developments

National Ratings and New Business Opportunities

National’s ability to write new business and compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by the rating agencies. During the second quarter of 2016, all of the rating agencies completed their annual reviews of National and affirmed the following ratings: AA+ with a stable outlook by Kroll Bond Rating Agency; AA- with a stable outlook by Standard & Poor’s Financial Services LLC (“S&P”); and A3 with a negative outlook by Moody’s Investors Service, Inc. (“Moody’s”).

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

Puerto Rico is experiencing fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalance, limited access to the capital markets, a stagnating local economy, net migration of people out of Puerto Rico and a high debt burden. Although Puerto Rico has tried to address its significant financial challenges through various fiscal policies, it continues to experience significant fiscal stress. On July 1, 2016, Puerto Rico defaulted on scheduled debt service for National insured bonds and National paid claims in aggregate of $173 million as a result of these defaults. The Company continues to believe, based on its analysis of Puerto Rico’s fiscal and structural circumstances, the details of its insured exposures, and its legal and contractual rights, that all of National’s insured Puerto Rico related debt, and any related claims, will ultimately be substantially repaid.

MBIA Corp. Insured Portfolio and Recoveries

MBIA Corp.’s primary objectives are to satisfy those claims of its policyholders, and to maximize future recoveries to its surplus note holders and preferred stock holders. The Company is executing this strategy by reducing and mitigating potential losses on its insurance exposures and pursuing various actions focused on maximizing the collection of recoveries.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

MBIA Corp.’s insured portfolio could deteriorate and result in additional significant loss reserves and claim payments. MBIA Corp.’s ability to meet its obligations is limited by available liquidity and its ability to secure liquidity through financing and other transactions. There can be no assurance that MBIA Corp. will be successful in generating sufficient cash to meet its obligations. At this time, MBIA Corp. is particularly focused on the policy it issued on a series of notes (the “Zohar II Notes”) issued by Zohar II 2005-1, Limited (“Zohar II”), a high yield corporate collateralized debt obligation (“CDO”), which mature in January of 2017 and which, as of June 30, 2016, had $772 million of gross par outstanding. According to the sponsor and former collateral manager of Zohar II, the assets of Zohar II include loans made to, and equity interests in, companies that the Zohar Sponsor purports to control. MBIA Corp. does not currently expect Zohar II to have sufficient cash flow to repay a substantial amount of the currently outstanding Zohar II Notes at maturity in January of 2017. If cash flows generated by Zohar II are insufficient to pay the Zohar II Notes in full at maturity, MBIA Corp. expects that the trustee for the Zohar II Notes would make a claim under its policy to satisfy any shortfall. MBIA Corp. does not currently have a sufficient amount of liquid assets to pay all or a substantial amount of the Zohar II Notes at maturity. While MBIA Corp. continues to pursue strategies to restructure the Zohar II Notes and to increase its liquid assets, there is no assurance that MBIA Corp. will be successful in the execution of any such strategies.

If the New York State Department of Financial Services (“NYSDFS”) at any time concludes that MBIA Insurance Corporation does not have, or will be unable to raise sufficient liquid assets to pay its expected claims in a timely manner, including a claim on the Zohar II Notes, or will be unable to timely collect expected recoveries, it could, under Article 74 of the New York Insurance Law, put MBIA Insurance Corporation, exclusive of MBIA UK and MBIA Mexico, into a rehabilitation or liquidation proceeding, or issue an order directing MBIA Insurance Corporation to not pay claims. The determination to commence such a proceeding or issue such an order is not within the control of the Company.

Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any material intercompany lending agreements or cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, the Company does not believe that a rehabilitation or liquidation proceeding with respect to MBIA Insurance Corporation would have any significant liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK or MBIA Mexico. Such a proceeding could have material adverse consequences for MBIA Insurance Corporation, including the termination of insured credit default swap (“CDS”) contracts for which counterparties may assert market-based claims, the acceleration of debt obligations issued by affiliates and insured by MBIA Insurance Corporation, the loss of control of MBIA Insurance Corporation to a rehabilitator or liquidator, and unplanned costs.

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

Corporate Liquidity

As of June 30, 2016 and December 31, 2015, the liquidity position of MBIA Inc. was $295 million and $416 million, respectively. The term “liquidity position” refers to cash and liquid assets available for general liquidity purposes. During the six months ended June 30, 2016, $105 million was released to MBIA Inc. under the MBIA group’s tax sharing agreement and related escrow agreement (the “Tax Escrow Account”). Based on the Company’s projections of National’s dividends, payments into the Tax Escrow Account, and other cash inflows, the Company expects that MBIA Inc. will have sufficient cash to satisfy its debt service and general corporate needs. However, MBIA Inc. continues to have liquidity risk which could be triggered by deterioration in the performance of invested assets, interruption of or reduction in dividends or tax payments received from operating subsidiaries, impaired access to the capital markets, as well as other factors which cannot be anticipated at this time. Furthermore, failure by MBIA Inc. to settle liabilities that are also insured by MBIA Corp. could result in claims on MBIA Corp.

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

The results of operations for the three and six months ended June 30, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016. The December 31, 2015 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in the prior year’s financial statements to conform to the current presentation. Such reclassifications did not materially impact total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

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

Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03)

In April of 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires debt issuance costs related to a debt liability measured at amortized cost to be reported in the balance sheet as a direct deduction from the face amount of the debt liability. ASU 2015-03 was effective for interim and annual periods beginning January 1, 2016. The adoption of ASU 2015-03 was applied retrospectively and all previously reported amounts have been conformed to the current presentation. The adoption of ASU 2015-03 did not materially impact the Company’s consolidated financial statements.

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

Leases (Topic 842) (ASU 2016-02)

In February of 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” that amends the accounting guidance for leasing transactions. ASU 2016-02 requires a lessee to classify lease contracts as finance or operating leases, and to recognize assets and liabilities for the rights and obligations created by leasing transactions with lease terms more than twelve months. ASU 2016-02 substantially retains the criteria for classifying leasing transactions as finance or operating leases. For finance leases, a lessee recognizes a right-of-use asset and a lease liability initially measured at the present value of the lease payments, and recognizes interest expense on the lease liability separately from the amortization of the right-of-use asset. For operating leases, a lessee recognizes a right-of-use asset and a lease liability initially measured at the present value of the lease payments, and recognizes lease expense on a straight-line basis. ASU 2016-02 is effective for interim and annual periods beginning January 1, 2019 with early adoption permitted, and is applied on a modified retrospective basis. The adoption of ASU 2016-02 is not expected to materially impact the Company’s consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3: Recent Accounting Pronouncements (continued)

Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13)

In June of 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires financing receivables and other financial assets measured at amortized cost basis to be presented at the net amount expected to be collected by recording an allowance for credit losses with changes in the allowance recorded as credit loss expense or reversal of credit loss expense based on management’s current estimate of expected credit losses each period. ASU 2016-13 does not apply to credit losses on financial guarantee insurance contracts within the scope of Topic 944, “Financial Services-Insurance.” ASU 2016-13 also requires impairment relating to credit losses on AFS debt securities to be presented through an allowance for credit losses with changes in the allowance recorded in the period of the change as credit loss expense or reversal of credit loss expense. Any impairment amount not recorded through an allowance for credit losses on AFS debt securities is recorded through other comprehensive income. ASU 2016-13 is effective for interim and annual periods beginning January 1, 2020 with early adoption permitted beginning January 1, 2019. ASU 2016-13 is applied on a modified retrospective basis except that prospective application is applied to AFS debt securities with other-than-temporary impairments (“OTTI”) recognized before the date of adoption. The Company is evaluating the impact of adopting ASU 2016-13.

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

Nonconsolidated VIEs

Insurance

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of June 30, 2016 and December 31, 2015, through its insurance operations. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs as of June 30, 2016 and December 31, 2015. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured CDS contracts and any investments in obligations issued by nonconsolidated VIEs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

In millions	June 30, 2016
	VIE Assets	Maximum Exposure to Loss	Carrying Value of Assets			Carrying Value of Liabilities
			Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$3,806	$2,319	$52	$5	$-	$2	$85	$3
Mortgage-backed residential	10,476	5,468	21	30	356	28	356	-
Mortgage-backed commercial	280	172	-	-	-	-	-	-
Consumer asset-backed	5,210	1,458	-	8	-	7	8	-
Corporate asset-backed	4,056	3,024	5	22	2	26	-	-

Total global structured finance	23,828	12,441	78	65	358	63	449	3
Global public finance	45,221	13,331	-	145	-	168	-	-

Total insurance	$69,049	$25,772	$78	$210	$358	$231	$449	$3

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

(6) -	Reported within “Derivative liabilities” on MBIA’s consolidated balance sheets.

In millions	December 31, 2015
	VIE Assets	Maximum Exposure to Loss	Carrying Value of Assets			Carrying Value of Liabilities
			Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$5,712	$3,046	$51	$9	$-	$6	$108	$6
Mortgage-backed residential	11,524	6,072	23	31	416	30	306	-
Mortgage-backed commercial	319	219	-	1	-	1	-	-
Consumer asset-backed	5,538	1,712	-	13	-	11	4	-
Corporate asset-backed	5,218	3,446	-	26	2	30	-	-

Total global structured finance	28,311	14,495	74	80	418	78	418	6
Global public finance	44,162	14,579	-	160	-	186	-	-

Total insurance	$72,473	$29,074	$74	$240	$418	$264	$418	$6

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

(6) -	Reported within “Derivative liabilities” on MBIA’s consolidated balance sheets.

The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs.

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $2.8 billion and $2.4 billion, respectively, as of June 30, 2016, and $5.4 billion and $5.1 billion, respectively, as of December 31, 2015. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. One additional VIE was consolidated during the six months ended June 30, 2016 and one additional VIE was consolidated during the six months ended June 30, 2015.

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

As of June 30, 2016 and December 31, 2015, the Company’s U.S. public finance loss and loss adjustment expense (“LAE”) reserves were $58 million and $45 million, respectively. As of June 30, 2016 and December 31, 2015, the Company’s insurance loss recoverable related to U.S. public finance issues was $2 million and $4 million, respectively.

Certain local governments remain under financial and budgetary stress and a few have filed for protection under the United States Bankruptcy Code, or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments in greater amounts on the Company’s insured transactions. The Company monitors and analyzes these situations closely, however, the overall extent and duration of such events are uncertain. Also, the filing for protection under the United States Bankruptcy Code or entering state statutory proceedings does not necessarily result in a default or indicate that an ultimate loss will occur. As of June 30, 2016 and December 31, 2015, the Company had $59.9 billion and $70.0 billion, respectively, of gross par outstanding on general obligations, of which $1.1 billion and $79 million, respectively, were reflected on the Company’s “Classified List.” Capital appreciation bonds are reported at the par amount at the time of issuance of the insurance policy.

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

RMBS Case Basis Reserves and Recoveries (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies. The Company calculated RMBS case basis reserves as of June 30, 2016 for both second and first-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. “Roll Rate” is defined as the probability that current loans become delinquent and that various percentages of delinquent loans are eventually charged-off (deemed uncollectible by servicers of the transactions) or liquidated. Generally, Roll Rates are calculated for the previous three months and averaged. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses (base case, stress case, and an additional stress case). Additional data used for both second and first-lien RMBS includes historic average of deal specific voluntary prepayment rates and loss severities and forward projections of the London Interbank Offered Rate (“LIBOR”) interest rates. Prospective loss severity assumptions are reduced over time to account for reductions in the amount of foreclosure inventory, anticipated future increases in home prices, principal amortizations of the loans and modification programs.

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

Second-lien RMBS Reserves

The Company’s second-lien RMBS case basis reserves as of June 30, 2016 relate to RMBS backed by home equity lines of credit and closed-end second mortgages. As of June 30, 2016 and December 31, 2015, the Company established loss and LAE reserves totaling $47 million and $51 million, respectively, related to second-lien RMBS issues after the elimination of $16 million, as a result of consolidated VIEs.

The Company monitors portfolio performance on a monthly basis against projected performance, reviewing delinquencies, roll rates, and prepayment rates (including voluntary and involuntary). However, loan performance remains difficult to predict and losses may exceed expectations. In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves accordingly. If actual performance were to remain at the current levels for six additional months compared to the probability-weighted outcome currently used by the Company, the addition to the case basis reserves would be approximately $26 million.

Second-lien RMBS Recoveries

The Company primarily records two types of recoveries related to insured second-lien RMBS exposures: excess spread that is generated from the trust structures in the insured transactions; and “put-back” claims related to those mortgage loans whose inclusion in insured securitizations failed to comply with representations and warranties (“ineligible loans”).

Excess Spread

As of June 30, 2016 and December 31, 2015, the Company estimated recoveries of $408 million and $499 million, respectively, for the reimbursement of past and future expected claims through excess spread in insured second-lien RMBS transactions, of which $76 million and $93 million, respectively, are eliminated as a result of consolidated VIEs. As of June 30, 2016, $319 million and $13 million were included in “Insurance loss recoverable” and “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets, respectively, after the elimination of $75 million and $1 million, respectively, as a result of consolidated VIEs. As of December 31, 2015, $382 million and $24 million were included in “Insurance loss recoverable” and “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets, respectively, after the elimination of $87 million and $6 million, respectively, as a result of consolidated VIEs.

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

As of June 30, 2016 and December 31, 2015, the Company recorded estimated recoveries of $401 million and $396 million, respectively, related to its Credit Suisse put-back claims, reflected in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Based on the Company’s assessment of the strength of its contractual put-back rights against Credit Suisse, which it is pursuing through litigation claims, as well as on its prior settlements with other sellers/servicers and success of other monolines’ put-back settlements, the Company believes it will prevail in enforcing its contractual rights and that it is entitled to collect the full amount of its incurred losses, which totaled $430 million through June 30, 2016. The Company is also entitled to collect interest on amounts paid; it believes that in context of its put-back litigation, the appropriate interest rate should be the New York State statutory rate. However, the Company currently calculates its put-back recoveries using the contractual interest rate, which is lower than the New York State statutory rate.

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

First-lien RMBS Reserves

The Company’s first-lien RMBS case basis reserves as of June 30, 2016, which primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans, were determined using the Roll Rate Methodology. As of June 30, 2016 and December 31, 2015, the Company’s loss and LAE reserves were $327 million and $277 million, respectively, related to first-lien RMBS issues after the elimination of $18 million and $5 million, respectively, as a result of consolidated VIEs.

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

As of June 30, 2016 and December 31, 2015, the Company’s loss and LAE reserves were $104 million and $133 million, respectively, related to the total CDO financial guarantee insurance portfolio after the elimination of $206 million and $190 million, respectively, as a result of consolidated VIEs. For the three and six months ended June 30, 2016, the Company incurred $9 million and had a benefit of $22 million in losses and LAE, respectively, recorded in earnings related to the total CDO financial guarantee insurance portfolio after the elimination of $8 million and $20 million, respectively, as a result of consolidated VIEs. In the event of further deteriorating performance of the collateral referenced or held in the total CDO portfolio, the amount of losses estimated by the Company could increase substantially.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Loss and LAE Activity

Financial Guarantee Insurance Losses (Excluding Insured Credit Derivative and Consolidated VIEs)

The Company’s financial guarantee insurance losses and LAE, net of reinsurance for the three and six months ended June 30, 2016 and 2015 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
U.S. Public Finance Insurance Segment	$9	$8	$18	$2
International and Structured Finance Insurance Segment:
Second-lien RMBS	21	36	34	29
First-lien RMBS	35	(26)	61	(16)
Other(1)	12	28	(14)	25

Losses and LAE expense (benefit)	$77	$46	$99	$40

(1) -	Includes CDOs, non-U.S. public finance and other issues.

For the three and six months ended June 30, 2016, losses and LAE primarily related to increases in expected payments on insured first-lien RMBS transactions and decreases in projected collections from excess spread within insured second-lien RMBS securitizations.

For the three and six months ended June 30, 2015, losses and LAE primarily related to decreases in projected collections from excess spread within insured second-lien RMBS securitizations and increases in expected payments on CDOs, partially offset by decreases in expected payments on first-lien RMBS transactions.

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended June 30, 2016 and 2015, gross LAE related to remediating insured obligations were $20 million and $7 million, respectively. For the six months ended June 30, 2016 and 2015, gross LAE related to remediating insured obligations were $28 million and $5 million, respectively.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of June 30, 2016:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	56	7	5	344	412
Number of issues(1)	13	4	3	125	145
Remaining weighted average contract period (in years)	8.1	5.5	7.4	7.1	7.3
Gross insured contractual payments outstanding:(2)
Principal	$2,440	$55	$352	$7,795	$10,642
Interest	2,679	16	121	3,173	5,989

Total	$5,119	$71	$473	$10,968	$16,631

Gross Claim Liability	$-	$-	$-	$738	$738
Less:
Gross Potential Recoveries	-	-	-	499	499
Discount, net(3)	-	-	-	75	75

Net claim liability (recoverable)	$-	$-	$-	$164	$164

Unearned premium revenue	$7	$1	$9	$75	$92

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

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

The increase in the Company’s number of policies on the classified list reflected in the preceding tables was primarily related to certain Puerto Rico policies. The gross claim liabilities in the preceding tables represent the Company’s estimate of undiscounted probability-weighted estimated future claim payments. As of June 30, 2016 and December 31, 2015, the gross claim liability primarily related to insured first-lien RMBS transactions.

The gross potential recoveries represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments. As of June 30, 2016 and December 31, 2015, the gross potential recoveries principally related to insured second-lien RMBS. The Company’s recoveries have been, and remain based on either salvage rights, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments, it is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected estimated future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of the claim liability for a given policy. The gross claim liability and gross potential recoveries reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table presents the components of the Company’s loss and LAE reserves and insurance loss recoverable as reported on the Company’s consolidated balance sheets as of June 30, 2016 and December 31, 2015 for insured obligations within MBIA’s “Classified List.” The loss reserves (claim liability) and insurance claim loss recoverable included in the following table represent the present value of the probability-weighted estimated future claim payments and recoveries reported in the preceding tables.

	As of	As of
In millions	June 30, 2016	December 31, 2015
Loss reserves (claim liability)	$486	$470
LAE reserves	60	46

Loss and LAE reserves	$546	$516

Insurance claim loss recoverable	$(363)	$(571)
LAE insurance loss recoverable	(2)	(6)

Insurance loss recoverable	$(365)	$(577)

Reinsurance recoverable on unpaid losses	$6	$6
Reinsurance recoverable on unpaid LAE reserves	1	-

Reinsurance recoverable on paid and unpaid losses	$7	$6

As of June 30, 2016, loss and LAE reserves include $637 million of reserves for expected future payments, partially offset by $91 million of expected recoveries of such future payments. As of December 31, 2015, loss and LAE reserves include $616 million of reserves for expected future payments, partially offset by $100 million of expected recoveries of such future payments.

As of June 30, 2016 and December 31, 2015, the insurance loss recoverable primarily related to expected future recoveries on second-lien RMBS transactions resulting from excess spread generated by performing loans in such transactions. The decrease in 2016 was primarily due to a decrease in expected future recoveries on CDOs as the result of the consolidation and elimination of a VIE.

The following table presents changes in the Company’s loss and LAE reserves for the six months ended June 30, 2016. Changes in loss and LAE reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in amount and timing of estimated claim payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of June 30, 2016, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 1.18%. LAE reserves are generally expected to be settled within a one-year period and are not discounted.

In millions	Changes in Loss and LAE Reserves for the Six Months Ended June 30, 2016
Gross Loss and LAE Reserves as of December 31, 2015	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other(1)	Gross Loss and LAE Reserves as of June 30, 2016
$516	$(47)	$5	$32	$35	$(12)	$14	$3	$546

(1) -	Primarily changes in the amount and timing of payments.

The increase in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily related to changes in discount rates and changes in assumptions on insured first and second-lien RMBS transactions. These were partially offset by changes in assumptions on CDOs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the six months ended June 30, 2016. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Six Months Ended June 30, 2016
In millions	Gross Reserve as of December 31, 2015	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Changes in LAE Recoveries	Other(1)	Gross Reserve as of June 30, 2016
Insurance loss recoverable	$577	$(50)	$3	$10	$(126)	$(4)	$(45)	$365
Recoveries on unpaid losses	100	-	1	9	(24)	5	-	91

Total	$677	$(50)	$4	$19	$(150)	$1	$(45)	$456

(1)	Primarily changes in amount and timing of collections.

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

Financial Assets (excluding derivative assets)

Financial assets, excluding derivative assets, held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically, the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company, along with its third-party portfolio manager, reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company and its third-party portfolio manager believe a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, its third-party portfolio manager will obtain a price from another third-party provider or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of June 30, 2016 or December 31, 2015. All challenges to third-party prices are reviewed by staff of the Company as well as its third-party portfolio manager with relevant expertise to ensure reasonableness of assumptions. A pricing analysis is reviewed and approved by the Company’s Valuation Committee.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fixed-Maturity Securities (including short-term investments) Held as Available-For-Sale, Investments Carried at Fair Value, Investments Pledged as Collateral, Investments Held-to-Maturity, and Other Investments

These investments include investments in U.S. Treasury and government agencies, state and municipal bonds, foreign governments, corporate obligations, mortgage-backed securities (“MBS”), asset-backed securities (“ABS”), money market securities, and perpetual debt and equity securities.

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

Loans Receivable at Fair Value

Loans receivable at fair value are comprised of loans held by consolidated VIEs consisting of residential mortgage, corporate and commercial loans. Fair values of residential mortgage loans are determined using quoted prices for MBS issued by the respective VIE and adjusted for the fair values of the financial guarantees provided by MBIA Corp. on the related MBS. Fair values of corporate and commercial loans are either obtained from a pricing service and determined using actively quoted prices obtained from multiple market participants, or based on discounted cash flow methodologies. Loans receivable at fair value are categorized in Level 3 of the fair value hierarchy based on the input that is significant to the fair value measurement in its entirety.

Loan Repurchase Commitments

Loan repurchase commitments are obligations owed by the sellers/servicers of mortgage loans to MBIA as reimbursement of paid claims. Loan repurchase commitments are assets of the consolidated VIEs. This asset represents the rights of MBIA against the sellers/servicers for breaches of representations and warranties that the securitized residential mortgage loans sold to the trust to comply with stated underwriting guidelines and for the sellers/servicers to cure, replace, or repurchase mortgage loans. Fair value measurements of loan repurchase commitments represent the amounts owed by the sellers/servicers to MBIA as reimbursement of paid claims. Loan repurchase commitments are not securities and no quoted prices or comparable market transaction information are observable or available. Fair values of loan repurchase commitments are determined using discounted cash flow techniques and are categorized in Level 3 of the fair value hierarchy.

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

Approximately 89% of the balance sheet fair value of insured credit derivatives as of June 30, 2016 was valued based on the Binomial Expansion Technique (“BET”) Model. Approximately 11% of the balance sheet fair value of insured credit derivatives as of June 30, 2016 was valued based on the internally developed Direct Price Model and the Dual Default model. The valuation of insured derivatives includes the impact of its credit standing. All of these derivatives are categorized as Level 3 of the fair value hierarchy as their fair value is derived using significant unobservable inputs.

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

As of June 30, 2016 and December 31, 2015, the Company’s net insured CDS derivative liability was $104 million and $85 million, respectively, based on the results of the aforementioned models. A significant driver of changes in fair value is MBIA Corp.’s nonperformance risk. In aggregate, the nonperformance calculation resulted in a pre-tax net insured derivative liability that was $69 million and $99 million lower than the net liability that would have been estimated if MBIA Corp. excluded nonperformance risk in its valuation as of June 30, 2016 and December 31, 2015, respectively. Nonperformance risk is a fair value concept and does not contradict MBIA Corp.’s internal view, based on fundamental credit analysis of MBIA Corp.’s economic condition, that MBIA Corp. will be able to pay all claims when due.

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

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015. These tables exclude inputs used to measure fair value that are not developed by the Company, such as broker prices and other third-party pricing service valuations.

In millions	Fair Value as of June 30, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,045	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 26% (2%)
		Discounted cash flow	Multiples(1)
Loan repurchase commitments	401	Discounted cash flow	Recovery rates(2)
			Breach rates(2)
Liabilities of consolidated VIEs:
Variable interest entity notes	523	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 52% (23%)
Credit derivative liabilities, net:
CMBS	92	BET Model	Recovery rates	25% - 90% (57%)
			Nonperformance risk	22% - 37% (37%)
			Weighted average life (in years)	0.9 - 3.3 (1.7)
			CMBS spreads	0% - 57% (28%)
Multi-sector CDO	4	Direct Price Model	Nonperformance risk	58% - 58% (58%)
Other	8	BET Model and Dual Default	Nonperformance risk	52% - 56% (55%)
			Weighted average life (in years)	5.9 - 6.9 (6.3)
Other derivative liabilities	21	Discounted cash flow	Cash flows	$0 - $83 ($42)(3)

(1) -	Unobservable inputs are not developed by the Company.

(2) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(3) -	Midpoint of cash flows are used for the weighted average.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Fair Value as of December 31, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,292	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 5% (1%)
Loan repurchase commitments	396	Discounted cash flow	Recovery rates(1)
			Breach rates(1)
Liabilities of consolidated VIEs:
Variable interest entity notes	1,267	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 37% (14%)
Credit derivative liabilities, net:
CMBS	72	BET Model	Recovery rates	25% - 90% (66%)
			Nonperformance risk	33% - 55% (54%)
			Weighted average life (in years)	1.1 - 3.2 (1.6)
			CMBS spreads	0% - 59% (19%)
Multi-sector CDO	3	Direct Price Model	Nonperformance risk	59% - 59% (59%)
Other	10	BET Model and Dual Default	Recovery rates	42% - 45% (43%)
			Nonperformance risk	59% - 59% (59%)
			Weighted average life (in years)	0.5 - 7.3 (1.9)
Other derivative liabilities	18	Discounted cash flow	Cash flows	$0 - $83 ($42)(2)

(1) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(2) -	Midpoint of cash flows are used for the weighted average.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The significant unobservable inputs used in the fair value measurement of MBIA Corp.’s commercial mortgage-backed securities (“CMBS”) credit derivatives, which are valued using the BET Model, are CMBS spreads, recovery rates, nonperformance risk and weighted average life. The CMBS spread is an indicator of credit risk of the collateral securities. The recovery rate represents the percentage of notional expected to be recovered after an asset defaults, indicating the severity of a potential loss. The nonperformance risk is an assumption of MBIA Corp.’s own ability to pay and whether MBIA Corp. will have the necessary resources to pay the obligations as they come due. Weighted average life is based on the Company’s estimate of when the principal of the underlying collateral of the CMBS structure will be repaid. A significant increase or decrease in CMBS spreads would result in an increase or decrease in the fair value of the derivative liability, respectively. A significant increase in weighted average life can result in an increase or decrease in the fair value of the derivative liability, depending on the discount rate and the timing of significant losses. Any significant increase or decrease in recovery rates, or MBIA Corp.’s nonperformance risk would result in a decrease or increase in the fair value of the derivative liabilities, respectively. CMBS spreads, recovery rates, nonperformance risk and weighted average lives are determined independently. Changes in one input will not necessarily have any impact on the other inputs.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of June 30, 2016
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$954	$119	$-		$-	$1,073
State and municipal bonds	-	1,615	124	(1)	-	1,739
Foreign governments	147	37	7	(1)	-	191
Corporate obligations	-	1,652	2	(1)	-	1,654
Mortgage-backed securities:
Residential mortgage-backed agency	-	963	-		-	963
Residential mortgage-backed non-agency	-	45	-		-	45
Commercial mortgage-backed	-	37	-		-	37
Asset-backed securities:
Collateralized debt obligations	-	8	20	(1)	-	28
Other asset-backed	-	362	41	(1)	-	403

Total fixed-maturity investments	1,101	4,838	194		-	6,133
Money market securities	82	-	-		-	82
Perpetual debt and equity securities	20	15	-		-	35
Cash and cash equivalents	568	-	-		-	568
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	3	-		-	3

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of June 30, 2016
Assets of consolidated VIEs:
Corporate obligations	-	34	3	(1)	-	37
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	156	1	(1)	-	157
Commercial mortgage-backed	2	52	2	(1)	-	56
Asset-backed securities:
Collateralized debt obligations	-	12	1	(1)	-	13
Other asset-backed	-	14	4	(1)	-	18
Cash	37	-	-		-	37
Loans receivable at fair value:
Residential loans receivable	-	-	1,045		-	1,045
Other loans receivable	-	-	147	(1)	-	147
Loan repurchase commitments	-	-	401		-	401
Derivative assets:
Currency derivatives	-	-	9	(1)	-	9

Total assets	$1,810	$5,124	$1,807		$-	$8,741

Liabilities:
Medium-term notes	$-	$-	$161	(1)	$-	$161
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	2	104		-	106
Non-insured derivatives:
Interest rate derivatives	-	304	-		(53)	251
Other	-	-	21		-	21
Other liabilities:
Warrants	-	13	-		-	13
Liabilities of consolidated VIEs:
Variable interest entity notes	-	980	523		-	1,503

Total liabilities	$-	$1,299	$809		$(53)	$2,055

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

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

Level 3 assets at fair value as of June 30, 2016 and December 31, 2015 represented approximately 21% and 19%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of June 30, 2016 and December 31, 2015 represented approximately 39% and 52%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of June 30, 2016 and December 31, 2015:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of June 30, 2016	Carry Value Balance as of June 30, 2016
Assets:
Other investments	$-	$-	$4	$4	$4
Accrued investment income(1)	-	39	-	39	39
Receivable for investments sold(1)	-	110	-	110	110
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	509	509	890

Total assets	$-	$149	$513	$662	$1,043

Liabilities:
Long-term debt	$-	$930	$-	$930	$1,945
Medium-term notes	-	-	490	490	830
Investment agreements	-	-	587	587	424
Payable for investments purchased(2)	-	149	-	149	149
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	755	755	890

Total liabilities	$-	$1,079	$1,832	$2,911	$4,238

Financial Guarantees:
Gross	$-	$-	$3,233	$3,233	$1,599
Ceded	-	-	108	108	53

(1) -	Reported within “Other assets” on MBIA’s consolidated balance sheets.
(2) -	Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2015	Carry Value Balance as of December 31, 2015
Assets:
Other investments	$-	$-	$3	$3	$3
Accrued investment income(1)	-	38	-	38	38
Receivable for investments sold(1)	-	26	-	26	26
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	2,401	2,401	2,689

Total assets	$-	$64	$2,404	$2,468	$2,756

Liabilities:
Long-term debt	$-	$762	$-	$762	$1,889
Medium-term notes	-	-	534	534	855
Investment agreements	-	-	595	595	462
Payable for investments purchased(2)	-	36	-	36	36
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	2,596	2,596	2,689

Total liabilities	$-	$798	$3,725	$4,523	$5,931

Financial Guarantees:
Gross	$-	$-	$3,093	$3,093	$1,530
Ceded	-	-	94	94	56

(1) -	Reported within “Other assets” on MBIA’s consolidated balance sheets.
(2) -	Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2016 and 2015:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2016

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2016
Assets:
Foreign governments	$2	$-	$-	$-	$-	$5	$-	$-	$-	$-	$-	$7	$-
Corporate obligations	1	-	-	-	-	1	-	-	-	-	-	2	-
Collateralized debt obligations	26	-	-	17	-	-	-	(23)	-	-	-	20	-
Other asset-backed	39	-	-	2	-	-	-	-	-	-	-	41	-
State and municipal bonds	3	-	-	-	-	121	-	-	-	-	-	124	-
Assets of consolidated VIEs:
Corporate obligations	1	-	-	-	-	-	-	-	-	2	-	3	-
Residential mortgage- backed non-agency	-	-	-	-	-	-	-	-	-	1	-	1	-
Commercial mortgage-backed	2	-	-	-	-	-	-	-	-	-	-	2	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Other asset-backed	3	-	-	-	-	-	-	-	-	1	-	4	-
Loans receivable- residential	1,115	-	(16)	-	-	-	-	(54)	-	-	-	1,045	(16)
Loans receivable- other	253	-	1	-	-	-	-	-	(107)	-	-	147	1
Loan repurchase commitments	399	-	2	-	-	-	-	-	-	-	-	401	2
Currency derivatives, net	5	-	4	-	-	-	-	-	-	-	-	9	4

Total assets	$1,850	$-	$(9)	$19	$-	$127	$-	$(77)	$(107)	$4	$-	$1,807	$(9)

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2016
Liabilities:
Medium-term notes	$165	$-	$-	$-	$(4)	$-	$-	$-	$-	$-	$-	$161	$(4)
Credit derivatives, net	99	2	5	-	-	-	-	(2)	-	-	-	104	5
Other derivatives	19	-	2	-	-	-	-	-	-	-	-	21	2
Liabilities of consolidated VIEs:
VIE notes	1,176	-	(22)	-	-	-	-	-	(631)	-	-	523	(22)

Total liabilities	$1,459	$2	$(15)	$-	$(4)	$-	$-	$(2)	$(631)	$-	$-	$809	$(19)

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2015

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2015
Assets:
Foreign governments	$6	$-	$-	$-	$-	$-	$-	$(1)	$-	$-	$-	$5	$-
Corporate obligations	10	-	-	-	-	-	-	-	-	8	(10)	8	-
Commercial mortgage-backed	1	-	-	-	-	-	-	-	-	-	-	1	-
Collateralized debt obligations	74	-	-	1	-	-	-	(9)	-	1	-	67	-
Other asset-backed	74	-	-	2	-	-	-	(5)	-	12	-	83	-
State and municipal bonds	6	-	-	-	-	-	-	(1)	-	-	-	5	-
Assets of consolidated VIEs:
Corporate obligations	53	-	(1)	-	-	-	-	(3)	-	-	(14)	35	-
Residential mortgage-backed non-agency	3	-	-	-	-	-	-	-	-	2	-	5	-
Collateralized debt obligations	4	-	-	-	-	-	-	-	-	-	-	4	-
Other asset-backed	21	-	(1)	-	-	-	-	(3)	-	-	-	17	(1)
Loans receivable-residential	1,372	-	-	-	-	-	-	(54)	-	-	-	1,318	-
Loans receivable-other	108	-	-	-	-	-	-	-	-	-	-	108	-
Loan repurchase commitments	385	-	3	-	-	-	-	-	-	-	-	388	3
Currency derivatives, net	5	-	(5)	-	2	-	-	-	-	-	-	2	(3)

Total assets	$2,122	$-	$(4)	$3	$2	$-	$-	$(76)	$-	$23	$(24)	$2,046	$(1)

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2015
Liabilities:
Medium-term notes	$180	$-	$(21)	$-	$7	$-	$-	$-	$-	$-	$-	$166	$(14)
Credit derivatives, net	207	3	(63)	-	-	-	-	(3)	-	-	-	144	(53)
Other derivatives, net	21	-	-	-	-	-	-	-	-	-	-	21	-
Liabilities of consolidated VIEs:
VIE notes	1,387	-	13	-	-	-	-	(26)	-	-	-	1,374	13

Total liabilities	$1,795	$3	$(71)	$-	$7	$-	$-	$(29)	$-	$-	$-	$1,705	$(54)

(1) - Transferred in and out at the end of the period.

Transfers into Level 3 and out of Level 2 were $4 million for the three months ended June 30, 2016. Transfers into Level 3 were principally related to corporate obligations, other asset-backed and RMBS non-agency, where inputs, which are significant to their valuation, became unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1 for the three months ended June 30, 2016.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Transfers into and out of Level 3 were $23 million and $24 million, respectively, for the three months ended June 30, 2015. Transfers into and out of Level 2 were $24 million and $23 million, respectively, for the three months ended June 30, 2015. Transfers into Level 3 were principally related to other asset-backed and corporate obligations, where inputs, which are significant to their valuation, became unobservable during the quarter. Corporate obligations comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1 for the three months ended June 30, 2015.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2016

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2016
Assets:
Foreign governments	$2	$-	$-	$-	$-	$5	$-	$-	$-	$-	$-	$7	$-
Corporate obligations	7	-	-	-	-	-	-	-	-	-	(5)	2	-
Collateralized debt obligations	29	-	-	18	-	-	-	(27)	-	-	-	20	-
Other asset-backed	38	(1)	(1)	7	-	-	-	(2)	-	-	-	41	(1)
State and municipal bonds	41	-	-	-	-	121	-	(38)	-	-	-	124	-
Assets of consolidated VIEs:
Corporate obligations	11	-	(5)	-	-	-	-	-	-	2	(5)	3	-
Residential mortgage-backed non-agency	-	-	-	-	-	-	-	-	-	1	-	1	-
Commercial mortgage-backed	-	-	-	-	-	-	-	-	-	2	-	2	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Other asset-backed	6	-	(6)	-	-	-	-	-	-	4	-	4	-
Loans receivable-residential	1,185	-	(30)	-	-	-	-	(110)	-	-	-	1,045	(30)
Loans receivable-other	107	-	1	-	-	146	-	-	(107)	-	-	147	1
Loan repurchase commitments	396	-	5	-	-	-	-	-	-	-	-	401	5
Currency derivatives net	11	-	(2)	-	-	-	-	-	-	-	-	9	(2)

Total assets	$1,834	$(1)	$(38)	$25	$-	$272	$-	$(177)	$(107)	$9	$(10)	$1,807	$(27)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2016
Liabilities:
Medium-term notes	$161	$-	$(4)	$-	$4	$-	$-	$-	$-	$-	$-	$161	$-
Credit derivatives, net	85	16	19	-	-	-	-	(16)	-	-	-	104	22
Other derivatives, net	18	-	3	-	-	-	-	-	-	-	-	21	3
Liabilities of consolidated VIEs:
VIE notes	1,267	-	(44)	-	-	9	-	(78)	(631)	-	-	523	(45)

Total liabilities	$1,531	$16	$(26)	$-	$4	$9	$-	$(94)	$(631)	$-	$-	$809	$(20)

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2015

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2015
Assets:
Foreign governments	$6	$-	$-	$-	$-	$-	$-	$(1)	$-	$-	$-	$5	$-
Corporate obligations	10	-	-	-	-	-	-	-	-	8	(10)	8	-
Commercial mortgage-backed	2	-	-	-	-	-	-	-	-	-	(1)	1	-
Collateralized debt obligations	87	-	-	1	-	-	-	(14)	(8)	1	-	67	-
Other asset-backed	85	(2)	-	1	-	4	-	(7)	(8)	12	(2)	83	-
State and municipal bonds	8	-	-	-	-	-	-	(1)	-	-	(2)	5	-
Assets of consolidated VIEs:
Corporate obligations	55	-	(1)	-	-	-	-	(5)	-	-	(14)	35	-
Residential mortgage-backed non-agency	3	-	1	-	-	-	-	(1)	-	2	-	5	-
Collateralized debt obligations	5	-	-	-	-	-	-	(1)	-	-	-	4	-
Other asset-backed	26	-	2	-	-	-	-	(4)	-	-	(7)	17	2
Loans receivable-residential	1,431	-	(3)	-	-	-	-	(110)	-	-	-	1,318	(3)
Loans receivable-other	-	-	-	-	-	108	-	-	-	-	-	108	-
Loan repurchase commitments	379	-	9	-	-	-	-	-	-	-	-	388	9
Currency derivatives, net	-	-	(1)	-	3	-	-	-	-	-	-	2	2

Total assets	$2,097	$(2)	$7	$2	$3	$112	$-	$(144)	$(16)	$23	$(36)	$2,046	$10

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2015
Liabilities:
Medium-term notes	$197	$-	$(15)	$-	$(16)	$-	$-	$-	$-	$-	$-	$166	$(31)
Credit derivatives, net	244	12	(100)	-	-	-	-	(12)	-	-	-	144	(88)
Other derivatives, net	24	-	(3)	-	-	-	-	-	-	-	-	21	(3)
Liabilities of consolidated VIEs:
VIE notes	735	-	21	-	-	695	-	(77)	-	-	-	1,374	21

Total liabilities	$1,200	$12	$(97)	$-	$(16)	$695	$-	$(89)	$-	$-	$-	$1,705	$(101)

(1) - Transferred in and out at the end of the period.

Transfers into and out of Level 3 were $9 million and $10 million, respectively, for the six months ended June 30, 2016. Transfers into and out of Level 2 were $10 million and $9 million, respectively, for the six months ended June 30, 2016. Transfers into Level 3 were principally related to other asset-backed, corporate obligations, and CMBS, where inputs, which are significant to their valuation, became unobservable during the period. Corporate obligations comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Transfers into and out of Level 3 were $23 million and $36 million, respectively, for the six months ended June 30, 2015. Transfers into and out of Level 2 were $36 million and $23 million, respectively, for the six months ended June 30, 2015. Transfers into Level 3 were principally related to other asset-backed, corporate obligations and RMBS non-agency, where inputs, which are significant to their valuation, became unobservable during the period. Corporate obligations and other asset-backed comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended June 30, 2016 and 2015 are reported on the Company’s consolidated statements of operations as follows:

In millions	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2016	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2015
Revenues:
Unrealized gains (losses) on insured derivatives	$(5)	$(5)	$63	$53
Realized gains (losses) and other settlements on insured derivatives	(2)	-	(3)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	2	2	14	14
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	13	13	(15)	(14)

Total	$8	$10	$59	$53

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the six months ended June 30, 2016 and 2015 are reported on the Company’s consolidated statements of operations as follows:

In millions	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2016	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2015
Revenues:
Unrealized gains (losses) on insured derivatives	$(19)	$(22)	$100	$88
Realized gains (losses) and other settlements on insured derivatives	(16)	-	(12)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(4)	(4)	32	34
Net investment losses related to other-than-temporary impairments	(1)	-	-	-
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	7	19	(11)	(11)

Total	$(33)	$(7)	$109	$111

Fair Value Option

The Company elected to record at fair value certain financial instruments that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following table presents the changes in fair value included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 for financial instruments for which the fair value option was elected:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Investments carried at fair value(1)	$3	$-	$6	$1
Fixed-maturity securities held at fair value-VIE(2)	(13)	(55)	(97)	(73)
Loans receivable at fair value:
Residential mortgage loans(2)	(70)	(54)	(140)	(113)
Loan repurchase commitments(2)	2	3	5	9
Medium-term notes(1)	4	13	-	31
Variable interest entity notes (2)	71	72	238	162

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.

(2) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2016 and December 31, 2015 for loans and notes for which the fair value option was elected:

In millions	As of June 30, 2016			As of December 31, 2015
	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$1,130	$1,022	$108	$1,260	$1,149	$111
Residential mortgage loans (90 days or more past due)	159	23	136	177	36	141
Other loans	-	-	-	107	107	-
Other loans (90 days or more past due)	147	147	-	75	-	75

Total loans receivable at fair value	$1,436	$1,192	$244	$1,619	$1,292	$327
Variable interest entity notes	$2,656	$1,503	$1,153	$3,663	$2,362	$1,301
Medium-term notes	$222	$161	$61	$217	$161	$56

Substantially all gains and losses included in earnings during the three and six months ended June 30, 2016 and 2015 on loans receivable and VIE notes reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the VIE notes, resulting in depressed pricing of the financial instruments.

Note 7: Investments

Investments, excluding those elected under the fair value option, include debt and equity securities classified as either AFS or HTM. Other AFS investments primarily comprise money market funds.

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and OTTI for AFS and HTM investments in the Company’s consolidated investment portfolio as of June 30, 2016 and December 31, 2015:

	June 30, 2016
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$996	$69	$-	$1,065	$-
State and municipal bonds	1,607	134	(2)	1,739	-
Foreign governments	187	4	(1)	190	-
Corporate obligations	1,607	63	(79)	1,591	(77)
Mortgage-backed securities:
Residential mortgage-backed agency	946	12	(1)	957	-
Residential mortgage-backed non-agency	51	1	(7)	45	(4)
Commercial mortgage-backed	33	-	-	33	-
Asset-backed securities:
Collateralized debt obligations	27	-	-	27	-
Other asset-backed	405	1	(9)	397	-

Total fixed-maturity investments	5,859	284	(99)	6,044	(81)
Money market securities	82	-	-	82	-
Perpetual debt and equity securities	6	1	-	7	-

Total AFS investments	$5,947	$285	$(99)	$6,133	$(81)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$890	$-	$(381)	$509	$-

Total HTM investments	$890	$-	$(381)	$509	$-

(1) -	Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

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

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of June 30, 2016. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$447	$447	$-	$-
Due after one year through five years	1,642	1,677	-	-
Due after five years through ten years	844	903	-	-
Due after ten years	1,464	1,558	890	509
Mortgage-backed and asset-backed	1,462	1,459	-	-

Total fixed-maturity investments	$5,859	$6,044	$890	$509

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of June 30, 2016 and December 31, 2015 was $11 million and $10 million, respectively. These deposits are required to comply with state insurance laws.

Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of June 30, 2016 and December 31, 2015, the fair value of securities pledged as collateral for these investment agreements approximated $431 million and $457 million, respectively. The Company’s collateral as of June 30, 2016 consisted principally of U.S. Treasury and government agency and state and municipal bonds, and was primarily held with major U.S. banks. Additionally, the Company pledged cash and money market securities as collateral under investment agreements in the amount of $10 million and $12 million as of June 30, 2016 and December 31, 2015, respectively.

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$27	$-	$-	$-	$27	$-
State and municipal bonds	7	-	17	(2)	24	(2)
Foreign governments	3	-	2	(1)	5	(1)
Corporate obligations	152	-	62	(79)	214	(79)
Mortgage-backed securities:
Residential mortgage-backed agency	61	-	144	(1)	205	(1)
Residential mortgage-backed non-agency	9	(1)	29	(6)	38	(7)
Commercial mortgage-backed	21	-	4	-	25	-
Asset-backed securities:
Collateralized debt obligations	4	-	20	-	24	-
Other asset-backed	133	(1)	81	(8)	214	(9)

Total fixed-maturity investments	417	(2)	359	(97)	776	(99)
Perpetual debt and equity securities	-	-	1	-	1	-

Total AFS investments	$417	$(2)	$360	$(97)	$777	$(99)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$297	$(18)	$212	$(363)	$509	$(381)

Total HTM investments	$297	$(18)	$212	$(363)	$509	$(381)

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

Gross unrealized losses on AFS securities decreased as of June 30, 2016 compared with December 31, 2015 primarily due to market price appreciation driven by lower interest rates. Gross unrealized losses on HTM securities increased as of June 30, 2016 compared with December 31, 2015 primarily due to widening credit spreads partially offset by lower interest rates.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of June 30, 2016 and December 31, 2015 was 21 and 17 years, respectively. As of June 30, 2016 and December 31, 2015, there were 87 and 65 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 29 and 22 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of June 30, 2016:

	AFS Securities			HTM Securities
	Number of	Book Value	Fair Value	Number of	Book Value	Fair Value
Percentage of Fair Value Below Book Value	Securities	(in millions)	(in millions)	Securities	(in millions)	(in millions)
> 5% to 15%	13	$12	$11	-	$-	$-
> 15% to 25%	9	79	64	-	-	-
> 25% to 50%	5	3	2	-	-	-
> 50%	1	104	26	1	575	211

Total	28	$198	$103	1	$575	$211

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the fair value and gross unrealized loss by credit rating category of ABS, MBS and corporate obligations included in the Company’s consolidated AFS investment portfolio, as of June 30, 2016, for which fair value was less than amortized cost. The credit ratings are based on ratings from Moody’s as of June 30, 2016 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

									Below
In millions	Aaa		Aa		A		Baa		Investment Grade		Not Rated		Total
	Fair	Unrea- lized	Fair	Unrea- lized	Fair	Unrea- lized	Fair	Unrea- lized	Fair	Unrea- lized	Fair	Unrea- lized	Fair	Unrea- lized
Asset Type	Value	Loss	Value	Loss	Value	Loss	Value	Loss	Value	Loss	Value	Loss	Value	Loss
ABS	$126	$(1)	$73	$(1)	$2	$-	$5	$-	$32	$(7)	$-	$-	$238	$(9)
MBS	220	(1)	3	-	2	-	5	-	24	(3)	14	(4)	268	(8)
Corporate obligations	88	-	50	-	16	-	26	(1)	8	(1)	26	(77)	214	(79)

Total	$434	$(2)	$126	$(1)	$20	$-	$36	$(1)	$64	$(11)	$40	$(81)	$720	$(96)

The total ABS, MBS and corporate obligations reported in the preceding table include those which are guaranteed by financial guarantors. In addition, the following table presents information on ABS and MBS guaranteed by the Company and third-party financial guarantors.

			Insured Securities Rated Below Investment Grade without the Effect of Guarantee
	Average Credit Rating with the	Average Credit Rating without the	(in millions)
Asset Type	Effect of Guarantee	Effect of Guarantee	Fair Value	Percentage
ABS	Below Investment Grade	Below Investment Grade	$31	61%
MBS	Below Investment Grade	Below Investment Grade	$17	100%

Refer to the table within the OTTI section of this note for information on the insured securities included in the table above.

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of June 30, 2016 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

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

In millions	Three Months Ended June 30,		Six Months Ended June 30,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2016	2015	2016	2015
Beginning balance	$26	$16	$26	$16
Additions for credit loss impairments recognized in the current period on securities not previously impaired	-	6	-	6

Ending balance	$26	$22	$26	$22

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The Company does not recognize OTTI on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairment in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of June 30, 2016 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve(2)
Asset-backed:
MBIA(1)	$51	$(7)	$17
Mortgage-backed:
MBIA(1)	17	(3)	4
Other:
MBIA(1)	8	(1)	-
Other	2	-	-

Total other	10	(1)	-

Total	$78	$(11)	$21

(1) -	Includes investments insured by MBIA Corp. and National.

(2) -	Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

Sales of Available-for-Sale Investments

Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The increase in proceeds and net gains on the sales of investments for the three and six months ended June 30, 2016 when compared with the same periods of 2015 were primarily due to sales to generate liquidity for expected payments on certain Puerto Rico exposures. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Proceeds from sales	$656	$187	$937	$379
Gross realized gains	$26	$3	$37	$8
Gross realized losses	$(13)	$(2)	$(18)	$(9)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

International and Structured Finance Insurance

The Company has entered into derivative instruments that it viewed as an extension of its core financial guarantee business that do not qualify for the financial guarantee scope exception and, therefore, are accounted for as derivative instruments. These insured CDS contracts, primarily referencing corporate obligations, ABS, RMBS, CMBS, commercial real estate loans and CDOs, are intended to be held for the entire term of the contract absent a negotiated settlement with the counterparty. The Company no longer insures new CDS contracts. The Company’s derivative exposure within its international and structured finance insurance segment also includes insured interest rate and inflation-linked swaps related to insured debt issues.

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

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of June 30, 2016 and December 31, 2015. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

$ in millions	As of June 30, 2016
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	3.7 Years	$353	$-	$165	$-	$646	$1,164	$(104)
Insured swaps	15.6 Years	-	147	2,402	1,078	21	3,648	(2)

Total notional		$353	$147	$2,567	$1,078	$667	$4,812

Total fair value		$-	$-	$(2)	$(1)	$(103)		$(106)

$ in millions	As of December 31, 2015
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	2.1 Years	$1,947	$-	$300	$-	$961	$3,208	$(85)
Insured swaps	16.5 Years	-	109	2,715	940	22	3,786	(3)

Total notional		$1,947	$109	$3,015	$940	$983	$6,994

Total fair value		$-	$-	$(4)	$(2)	$(82)		$(88)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

Internal credit ratings assigned by MBIA on the underlying collateral are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future debt service payments that MBIA may be required to make under these guarantees as of June 30, 2016 is $1.3 billion. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

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

Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of June 30, 2016, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $71 million. Of this amount, $53 million is netted within “Derivative liabilities” and $18 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities. As of December 31, 2015, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $50 million. Of this amount, $31 million is netted within “Derivative liabilities” and $19 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities. As of June 30, 2016 and December 31, 2015, the Company had securities with a fair value of $311 million and $259 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheets.

As of June 30, 2016 and December 31, 2015, the fair value on one Credit Support Annex (“CSA”) was $3 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of June 30, 2016 and December 31, 2015, the counterparty was rated A2 by Moody’s and A by S&P.

Financial Statement Presentation

The fair value of amounts recognized for eligible derivative contracts executed with the same counterparty under a master netting agreement, including any cash collateral that may have been received or posted by the Company, is presented on a net basis in accordance with accounting guidance for the offsetting of fair value amounts related to derivative instruments. Insured CDS and insured swaps are not subject to master netting agreements. VIE derivative assets and liabilities are not presented net of any master netting agreements. Counterparty netting of derivative assets and liabilities offsets balances in “Interest rate swaps” as of June 30, 2016 and December 31, 2015.

As of June 30, 2016, the total fair value of the Company’s derivative assets was $16 million, of which $12 million was reported within “Other assets” and “Other assets” presented under “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. Embedded derivatives of $4 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

As of June 30, 2016, the total fair value of the Company’s derivative liabilities, after cash collateral posted by the Company of $53 million, was $398 million, of which $378 million was reported within “Derivative liabilities” on the Company’s consolidated balance sheets. Embedded derivatives of $20 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of June 30, 2016:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$1,164	Other assets	$-	Derivative liabilities	$(104)
Insured swaps	3,648	Other assets	-	Derivative liabilities	(2)
Interest rate swaps	1,067	Other assets	3	Derivative liabilities	(304)
Interest rate swaps-embedded	408	Medium-term notes	4	Medium-term notes	(20)
Currency swaps-VIE	75	Other assets-VIE	9	Derivative liabilities-VIE	-
All other	83	Other assets	-	Derivative liabilities	(21)
All other-VIE	131	Other assets-VIE	-	Derivative liabilities-VIE	-
All other-embedded	5	Other investments	-	Other investments	-

Total non-designated derivatives	$6,581		$16		$(451)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2016 and 2015:

In millions

Derivatives Not Designated as		Three Months Ended June 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2016	2015
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(6)	$63
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(2)	(3)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(35)	39
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	-	10
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	3	(2)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)	-

Total		$(41)	$107

The following table presents the effect of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2016 and 2015:

In millions

Derivatives Not Designated as		Six Months Ended June 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2016	2015
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(20)	$100
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(16)	(12)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(85)	(68)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	8	10
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(1)	2
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	3

Total		$(117)	$35

Note 9: Income Taxes

The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Income (loss) before income taxes	$(55)	$92	$(156)	$205
Provision (benefit) for income taxes	$(28)	$28	$(51)	$72
Effective tax rate	50.9%	30.4%	32.7%	35.1%

For the six months ended June 30, 2016, the Company’s effective tax rate applied to its loss before income taxes is less than the U.S. statutory tax rate primarily due to a foreign tax credit adjustment, partially offset by the fluctuation of the value of nontaxable warrants issued by the Company. For the six months ended June 30, 2015, the Company’s effective tax rate applied to its income before income taxes approximates the U.S. statutory tax rate.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Income Taxes (continued)

However, it is possible that some or all of the Company’s foreign tax credits expected to offset U.S. taxes on unremitted foreign earnings could ultimately expire unused, especially if a sale of the Company’s UK operations occurs. Therefore, a valuation allowance to reduce the Company’s U.S. deferred tax asset related to foreign tax credits may be required if circumstances evolve that would accelerate the recognition of unremitted foreign earnings for U.S. tax purposes.

In accordance with accounting guidance for income taxes, the netting of deferred taxes between different taxpaying jurisdictions is not permitted. As of June 30, 2016, there was also a non-U.S. deferred tax liability of $39 million included in “Other liabilities” on the Company’s consolidated balance sheet.

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

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in unrecognized tax benefits (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of June 30, 2016 and December 31, 2015, the Company had no UTB.

MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. Federal income tax returns through 2011 have been examined or surveyed.

As of June 30, 2016, the Company’s net operating loss (“NOL”) is approximately $2.7 billion. The NOL will expire between tax years 2029 through 2034. As of June 30, 2016, the Company has an alternative minimum tax credit carryforward of $23 million, which does not expire.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

Segments Results

The following tables provide the Company’s segment results for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$82	$6	$23	$-		$111
Net change in fair value of insured derivatives	-	-	(8)	-		(8)
Net gains (losses) on financial instruments at fair value and foreign exchange	25	(19)	8	-		14
Net gains (losses) on extinguishment of debt	-	3	-	-		3
Other net realized gains (losses)	-	(1)	1	-		-
Revenues of consolidated VIEs	-	-	(2)	-		(2)
Inter-segment revenues(2)	4	12	11	(27)		-

Total revenues	111	1	33	(27)		118
Losses and loss adjustment	9	-	68	-		77
Operating	11	14	15	-		40
Interest	-	24	25	-		49
Expenses of consolidated VIEs	-	-	7	-		7
Inter-segment expenses(2)	16	1	11	(28)		-

Total expenses	36	39	126	(28)		173

Income (loss) before income taxes	75	(38)	(93)	1		(55)
Provision (benefit) for income taxes	25	(18)	(32)	(3)		(28)

Net income (loss)	$50	$(20)	$(61)	$4		$(27)

Identifiable assets	$5,477	$2,412	$7,017	$(2,842)	(3)	$12,064

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany deferred income taxes, reinsurance balances and repurchase agreements.

	Three Months Ended June 30, 2015
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$93	$8	$29	$-		$130
Net change in fair value of insured derivatives	-	-	60	-		60
Net gains (losses) on financial instruments at fair value and foreign exchange	-	48	(3)	-		45
Net investment losses related to other-than-temporary impairments	(6)	(1)	-	-		(7)
Net gains (losses) on extinguishment of debt	-	(1)	-	-		(1)
Other net realized gains (losses)	-	(1)	-	-		(1)
Revenues of consolidated VIEs	-	-	19	-		19
Inter-segment revenues(2)	8	21	15	(44)		-

Total revenues	95	74	120	(44)		245
Losses and loss adjustment	8	-	38	-		46
Operating	8	19	18	-		45
Interest	-	24	26	-		50
Expenses of consolidated VIEs	-	-	12	-		12
Inter-segment expenses(2)	22	1	15	(38)		-

Total expenses	38	44	109	(38)		153

Income (loss) before income taxes	57	30	11	(6)		92
Provision (benefit) for income taxes	20	7	3	(2)		28

Net income (loss)	$37	$23	$8	$(4)		$64

Identifiable assets	$5,412	$2,707	$10,393	$(3,002)	(3)	$15,510

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

The following tables provide the Company’s segment results for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$166	$11	$49	$-		$226
Net change in fair value of insured derivatives	-	-	(36)	-		(36)
Net gains (losses) on financial instruments at fair value and foreign exchange	34	(103)	14	-		(55)
Net investment losses related to other-than-temporary impairments	-	(1)	-	-		(1)
Net gains (losses) on extinguishment of debt	-	5	-	-		5
Other net realized gains (losses)	-	(2)	1	-		(1)
Revenues of consolidated VIEs	-	-	12	-		12
Inter-segment revenues(2)	10	28	23	(61)		-

Total revenues	210	(62)	63	(61)		150
Losses and loss adjustment	18	-	81	-		99
Operating	20	36	29	-		85
Interest	-	47	52	-		99
Expenses of consolidated VIEs	-	-	23	-		23
Inter-segment expenses(2)	34	1	25	(60)		-

Total expenses	72	84	210	(60)		306

Income (loss) before income taxes	138	(146)	(147)	(1)		(156)
Provision (benefit) for income taxes	47	(42)	(55)	(1)		(51)

Net income (loss)	$91	$(104)	$(92)	$-		$(105)

Identifiable assets	$5,477	$2,412	$7,017	$(2,842)	(3)	$12,064

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany deferred income taxes, reinsurance balances and repurchase agreements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

	Six Months Ended June 30, 2015
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$198	$13	$58	$-		$269
Net change in fair value of insured derivatives	-	-	88	-		88
Net gains (losses) on financial instruments at fair value and foreign exchange	3	80	(8)	-		75
Net investment losses related to other-than-temporary impairments	(6)	(1)	-	-		(7)
Net gains (losses) on extinguishment of debt	-	(1)	-	-		(1)
Other net realized gains (losses)	(4)	23	-	-		19
Revenues of consolidated VIEs	-	-	21	-		21
Inter-segment revenues(2)	18	37	33	(88)		-

Total revenues	209	151	192	(88)		464
Losses and loss adjustment	2	-	38	-		40
Operating	18	38	37	-		93
Interest	-	49	51	-		100
Expenses of consolidated VIEs	-	-	26	-		26
Inter-segment expenses(2)	46	2	33	(81)		-

Total expenses	66	89	185	(81)		259

Income (loss) before income taxes	143	62	7	(7)		205
Provision (benefit) for income taxes	49	25	1	(3)		72

Net income (loss)	$94	$37	$6	$(4)		$133

Identifiable assets	$5,412	$2,707	$10,393	$(3,002)	(3)	$15,510

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances, repurchase agreements and deferred income taxes.

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Total premiums earned:
United States	$58	$74	$117	$161
United Kingdom	7	8	14	15
Europe (excluding United Kingdom)	2	-	3	2
Internationally diversified	-	1	-	2
Other Americas	7	7	14	13
Asia	-	1	1	2
Other	1	2	2	3

Total	$75	$93	$151	$198

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Earnings Per Share (continued)

Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options, warrants and unvested restricted stock outstanding during the period that could potentially result in the issuance of common stock. The dilution from stock options, warrants and unvested restricted stock are calculated by applying the two-class method and using the treasury stock method. The treasury stock method assumes the proceeds from the exercise of stock options and warrants or the unrecognized compensation expense from unvested restricted stock will be used to purchase shares of the Company’s common stock at the average market price during the period. For the three months ended June 30, 2016 and 2015, there were 16,144,902 and 17,983,125, respectively, of stock options, warrants and unvested restricted stock outstanding that were antidilutive. For the six months ended June 30, 2016 and 2015, there were 16,099,818 and 17,970,329, respectively, of stock options, warrants and unvested restricted stock outstanding that were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except share and per share amounts	2016	2015	2016	2015
Basic earnings per share:
Net income (loss)	$(27)	$64	$(105)	$133
Less: undistributed earnings allocated to participating securities	-	2	-	4

Net income (loss) available to common shareholders	(27)	62	(105)	129

Basic weighted average shares (1)	132,677,066	172,146,651	134,245,952	176,914,777

Net income (loss) per basic common share:	$(0.20)	$0.36	$(0.78)	$0.73

Diluted earnings per share:
Net income (loss)	(27)	64	(105)	133
Less: undistributed earnings allocated to participating securities	-	2	-	4

Net income (loss) available to common shareholders	(27)	62	(105)	129

Basic weighted average shares (1)	132,677,066	172,146,651	134,245,952	176,914,777
Effect of common stock equivalents:
Stock options	-	1,007,668	-	1,004,181

Diluted weighted average shares	132,677,066	173,154,319	134,245,952	177,918,958

Net income (loss) per diluted common share:	$(0.20)	$0.36	$(0.78)	$0.72

(1) -	Includes 932,355 and 581,102 of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three months ended June 30, 2016 and 2015, respectively. Includes 822,642 and 629,569 of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the six months ended June 30, 2016 and 2015, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the six months ended June 30, 2016:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Total
Balance, December 31, 2015	$(22)	$(39)	$(61)

Other comprehensive income (loss) before reclassifications	150	(36)	114
Amounts reclassified from AOCI	5	-	5

Total other comprehensive income (loss)	155	(36)	119

Balance, June 30, 2016	$133	$(75)	$58

The following table presents the details of the reclassifications from AOCI for the three and six months ended June 30, 2016 and 2015:

In millions	Amounts Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components	2016	2015	2016	2015	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$(12)	$3	$(4)	$(1)	Net gains (losses) on financial instruments at fair value and foreign exchange
Amortization on securities	(1)	-	(4)	(3)	Net investment income

	(13)	3	(8)	(4)	Income (loss) before income taxes
	(5)	1	(3)	(2)	Provision (benefit) for income taxes

Total reclassifications for the period	$(8)	$2	$(5)	$(2)	Net income (loss)

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

Litigation

MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.; Index No. 603751/2009 (N.Y. Sup. Ct., N.Y. County)

Expert discovery concluded in March of 2016. The court so-ordered a schedule for summary judgment briefing and argument in April of 2016. Initial briefs were filed on June 2, 2016; opposition briefs were filed on August 4, 2016; and reply briefs are due to be filed on September 22, 2016. Argument is scheduled for November 15, 2016.

MBIA Insurance Corp. v. J.P. Morgan Securities LLC (f/k/a Bear, Stearns & Co. Inc.); Index No. 64676/2012 (N.Y. Sup. Ct., County of Westchester)

On September 9, 2014, the court granted in part MBIA Corp.’s motion to file an amended complaint. MBIA filed its amended complaint on September 29, 2014. J.P. Morgan filed its answer to the amended complaint on October 10, 2014. The parties each cross-appealed the September 9, 2014 decision and those appeals were fully submitted as of June 8, 2015. On June 6, 2016, the court denied J.P. Morgan’s motion for summary judgment. J.P. Morgan filed a notice of appeal of that ruling on July 6, 2016. The court has scheduled a trial to begin on October 26, 2016.

Lynn Tilton and Patriarch Partners XV, LLC v. MBIA Inc. and MBIA Insurance Corp.; Index No. 68880/2015 (N.Y. Sup. Ct., County of Westchester)

On November 2, 2015, Lynn Tilton and Patriarch Partners XV, LLC filed a complaint in New York State Supreme Court, Westchester County, against MBIA Inc. and MBIA Corp., alleging fraudulent inducement and related claims arising from purported promises made by MBIA in connection with insurance policies issued by MBIA Corp. on certain collateralized loan obligations managed by Ms. Tilton and her affiliated Patriarch entities, and seeking damages. The plaintiffs filed an amended complaint on January 15, 2016, and MBIA Corp. and MBIA Inc. filed their motion to dismiss the complaint on February 19, 2016, which motion was fully briefed on April 11, 2016. On April 25, 2016, the court heard oral arguments on the motion and a decision is pending.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Commitments and Contingencies (continued)

Ambac Bond Insurance Coverage Cases, Coordinated Proceeding Case No. JCCP 4555 (Super. Ct. of Cal., County of San Francisco)

Following an appeal of the dismissal of the plaintiff’s anti-trust claim under California’s Cartwright Act, the California Court of Appeal reinstated those claims against the bond insurer defendants on February 18, 2016. On April 8, 2016, Judge Wiss recused and disqualified herself from further proceedings in the matter. On April 14, 2016, Judge Karnow was assigned to sit as the Coordination Trial Judge. On June 24, 2016, the defendants, including the MBIA parties, filed their answers to the Complaints.

National Public Finance Guarantee Corporation v. Padilla, Civ. No. 16-cv-2101 (D.P.R. June 15, 2016) (Besosa, J.)

On June 15, 2016, National filed a complaint in federal court in Puerto Rico challenging the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act (Law 21-2016 or the “Moratorium Act”) as unconstitutional under the United States Constitution. On June 22, 2016, National filed a motion for partial summary judgment on its claim that the Moratorium Act is preempted by the federal Bankruptcy Code. On July 7, 2016, the Commonwealth defendants filed a motion to stay the case pursuant to the Puerto Rico Oversight, Management and Economic Stability Act. On July 8, 2016, the Court ruled that pending further briefing, he would not apply a stay to the case. The Commonwealth defendants filed their response to National’s motion for summary judgment on July 11, 2016. On July 18, 2016, National responded to the stay motion and also filed its reply brief in further support of its motion for summary judgment. The motion for summary judgment is now fully briefed and a decision is pending. The defendants filed their answer to the Complaint on July 26, 2016.

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

Note 14: Subsequent Events

Refer to “Note 13: Commitments and Contingencies” for information about legal proceedings that occurred after June 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of MBIA Inc. should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-Q. In addition, this discussion and analysis of financial condition and results of operations includes statements of the opinion of MBIA Inc.’s management which may be forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Refer to “Forward-Looking Statements” and “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 for a further discussion of risks and uncertainties.

INTRODUCTION

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA”, the “Company”, “we”, “us”, or “our”) operates one of the largest financial guarantee insurance businesses in the industry. MBIA manages its business within three operating segments: 1) United States (“U.S.”) public finance insurance; 2) corporate; and 3) international and structured finance insurance. Our U.S. public finance insurance business is primarily operated through National Public Finance Guarantee Corporation (“National”), our corporate segment is operated through MBIA Inc. and several of its subsidiaries, including our service company, MBIA Services Corporation (“MBIA Services”) and our international and structured finance insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). References to MBIA Inc. generally refer to activities within our corporate segment and, unless otherwise indicated or the context otherwise requires, references to “MBIA Corp.” are to MBIA Insurance Corporation, together with its subsidiaries, MBIA UK Insurance Limited (“MBIA UK”) and MBIA Mexico S.A. de C.V (“MBIA Mexico”).

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except per share amounts and policies	2016	2015	2016	2015
Net income (loss)	$(27)	$64	$(105)	$133
Net income (loss) per diluted share	$(0.20)	$0.36	$(0.78)	$0.72
Combined operating income(1)	$15	$19	$31	$53
Combined operating income per diluted share(1)	$0.12	$0.11	$0.24	$0.30
Gross par exposure insured	$209	$272	$367	$311
Number of policies written	29	9	51	14
Amount of shares repurchased	$12	$102	$105	$177

(1) -	Combined operating income (loss) and combined operating income (loss) per diluted share are non-GAAP measures. Refer to the following “Results of Operations” section for a discussion of operating income (loss) and operating income (loss) per diluted share and a reconciliation of GAAP net income to operating income (loss) and GAAP net income per diluted share to operating income (loss) per diluted share.

	As of	As of
In millions except per share amounts	June 30, 2016	December 31, 2015
Shareholders’ equity of MBIA Inc.	$3,646	$3,729
Book value per share	26.88	24.61
Adjusted book value per share(1)	32.42	29.69

(1) -	Adjusted book value per share is a non-GAAP measure. Refer to the following “Results of Operations” section for a discussion of adjusted book value and a reconciliation of GAAP book value per share to adjusted book value per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

National

National is the largest U.S. public finance-only bond insurer in the financial guarantee industry as measured by total insured gross par outstanding of $138.5 billion as of June 30, 2016. National’s primary business is insuring new issue and secondary market municipal bonds while providing ongoing surveillance of National’s existing insured portfolio. National’s ability to write new business and to compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by Kroll Bond Rating Agency (“Kroll”), Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”). During the second quarter of 2016, all of these ratings agencies completed their annual reviews of National and affirmed the following ratings: AA+ with a stable outlook by Kroll; AA- with a stable outlook by S&P; and A3 with a negative outlook by Moody’s.

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

Exposure to Puerto Rico

As of June 30, 2016, National had $3.9 billion of gross par outstanding ($4.3 billion of gross par outstanding when including accreted interest on capital appreciation bonds (“CABs”)) related to the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”). Puerto Rico continues to experience fiscal stress and constrained liquidity. During the three months ended June 30, 2016, National purchased in aggregate of $139 million of bonds issued by the Puerto Rico Electric Power Authority (“PREPA”) in connection with the Restructuring Support Agreement (“RSA”) entered into on December 23, 2015. On July 1, 2016 Puerto Rico defaulted on scheduled debt service for National insured bonds and National paid claims in aggregate of $173 million as a result of these defaults. National’s total Puerto Rico debt service outstanding decreased by $352 million on July 1, 2016, of which $253 million and $99 million related to principal and interest, respectively. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

MBIA Inc.

Our medium-term strategy is to reduce our leverage at the holding company to a level consistent with a mid-investment grade capital structure. In addition to scheduled debt maturities, from time to time, we reduce unsecured debt through calls or repurchases. We may also repurchase outstanding MBIA Inc. common shares when we deem this to be most beneficial to our shareholders. During the six months ended June 30, 2016, we exhausted the capacity remaining under the October 28, 2015 repurchase program of $94 million by repurchasing 14.9 million common shares of MBIA Inc. at an average share price of $6.30. On February 23, 2016, the Company’s Board of Directors authorized the repurchase by the Company and its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization. During the six months ended June 30, 2016, we repurchased 1.7 million common shares of MBIA Inc. at an average share price of $7.02 under this new share repurchase authorization. Refer to the “Capital Resources” section for further information on our share and debt repurchases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

MBIA Corp.

MBIA Corp.’s primary objectives are to satisfy those claims of its policyholders, and to maximize future recoveries to its surplus note holders and preferred stock holders. MBIA Corp. is executing this strategy by reducing and mitigating potential losses on its insurance exposures and pursuing various actions focused on maximizing the collection of recoveries.

At this time, MBIA Corp. is particularly focused on the policy it issued on a series of notes (the “Zohar II Notes”) issued by Zohar II 2005-1, Limited (“Zohar II”), a high yield corporate collateralized debt obligation (“CDO”), which mature in January of 2017 and which, as of June 30, 2016, had $772 million of gross par outstanding. According to the sponsor and former collateral manager of Zohar II (the “Zohar Sponsor”), the assets of Zohar II include loans made to, and equity interests in, companies that the Zohar Sponsor purports to control (the “Zohar II Collateral”). MBIA Corp. does not currently expect Zohar II to have sufficient cash flow to repay a substantial amount of the currently outstanding Zohar II Notes at maturity in January of 2017. If cash flows generated by Zohar II are insufficient to pay the Zohar II Notes in full at maturity, MBIA Corp. expects that the trustee for the Zohar II Notes would make a claim under its policy to satisfy any shortfall. If MBIA Corp. is unable to successfully implement the strategies described below (or others having similar effect), it does not expect to have a sufficient amount of liquid assets to pay the Zohar II Notes in full at maturity.

As a result, MBIA Corp. continues to pursue strategies to restructure the Zohar II Notes and to increase its liquid assets, including, primarily, through a potential sale of MBIA Insurance Corporation’s wholly-owned subsidiary, MBIA UK. There is no assurance, however, that MBIA Corp. will be successful in the execution of any such strategies. In the event that MBIA Corp. makes any payment in respect of the Zohar II Notes, it will be entitled to reimbursement of such payment plus interest. MBIA Corp. believes that the primary source of such reimbursement will come from the liquidation of the Zohar II Collateral.

In addition, MBIA Corp. insured the class A-1 and A-2 notes issued by Zohar I 2003-1, Limited (“Zohar I”), a high yield corporate CDO that also owns loans made to, and equity interests in, companies purportedly controlled by the Zohar Sponsor (the “Zohar I Collateral”). Zohar I matured on November 20, 2015 and, after it failed to pay the amounts due on the A-1 and A-2 notes, MBIA Corp. paid a claim of $149 million on such insured notes. As a result, MBIA Corp. is entitled to seek reimbursement of such claim plus interest and expenses from Zohar I and/or to exercise certain rights and remedies to seek recovery of such claim.

While MBIA Corp. will seek to recover any payments it makes (plus interest and expenses) with respect to the Zohar I Notes and the Zohar II Notes, there can be no assurance that the value of the Zohar I and Zohar II Collateral will be sufficient to permit MBIA Corp. to recover all or substantially all of any such payments.

If the New York State Department of Financial Services (“NYSDFS”) at any time concludes that MBIA Insurance Corporation does not have, or will be unable to raise sufficient liquid assets to pay its expected claims in a timely manner, including a claim on the Zohar II Notes, or will be unable to timely collect expected recoveries, it could, under Article 74 of the New York Insurance Law (“NYIL”), put MBIA Insurance Corporation, exclusive of MBIA UK and MBIA Mexico, into a rehabilitation or liquidation proceeding, or issue an order directing MBIA Insurance Corporation to not pay claims. The determination to commence such a proceeding or issue such an order is not within the control of the Company.

Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any material intercompany lending agreements or cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding with respect to MBIA Insurance Corporation would have any significant liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK or MBIA Mexico. For similar reasons, we believe that MBIA Corp. does not provide significant economic value to MBIA Inc. and its shareholders. Refer to the “Liquidity—MBIA Corp. Liquidity” section for additional information on MBIA Corp.’s liquidity position.

MBIA Corp. has significant negative statutory earned surplus and therefore no current capacity to pay dividends. In addition, since July 15, 2012, the NYSDFS has not approved any payments on MBIA Insurance Corporation’s outstanding surplus notes. MBIA Corp. has contributed to the Company’s net operating loss carryforward (“NOL”), which is used in the calculation of our consolidated income taxes. When and if MBIA Corp. is profitable, it is not expected to make any tax payments under the MBIA group’s tax sharing agreement and related escrow agreement (the “Tax Escrow Account”). Based on MBIA Corp.’s current projected earnings and our expectation that it will not write new business, we believe it is unlikely that MBIA Corp. will generate significant income in the future. Refer to the “Capital Resources—MBIA Insurance Corporation” section for additional information on MBIA Insurance Corporation’s surplus notes and statutory capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Economic and Financial Market Trends

The U.S. economy experienced modest growth during the second quarter of 2016 driven by better than expected job growth, gains in consumer spending from lower energy costs and the ongoing recovery of the housing market. Partially offsetting these items were a strengthening U.S. dollar and flat wage growth. Also, the unemployment rate increased slightly. Towards the end of the second quarter, the United Kingdom (“U.K.”) held a referendum in which it voted to leave the European Union, referred to as (“Brexit”). This decision caused significant financial markets volatility and concerns over a potential recession in the U.K. and the rest of Europe. In response to these concerns, the Bank of England has indicated it is willing to ease monetary policy and restart quantitative easing. Despite the current financial markets volatility and the resulting stronger U.S. dollar, there still remains the possibility of a rate increase by the Federal Open Market Committee before the end of 2016.

In addition to concerns over Brexit, the slowing growth in Japan and China and other emerging markets and weak global commodity prices continue to weigh on the global economy. In the aggregate, conditions in Europe, Japan and China and other key markets remain uncertain and any material adverse impact on these economies may have implications for continued U.S. growth.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except for share and per share amounts	2016	2015	2016	2015
Total revenues	$118	$245	$150	$464
Total expenses	173	153	306	259

Income (loss) before income taxes	(55)	92	(156)	205
Provision (benefit) for income taxes	(28)	28	(51)	72

Net income (loss)	$(27)	$64	$(105)	$133

Net income (loss) per common share:
Basic	$(0.20)	$0.36	$(0.78)	$0.73
Diluted	$(0.20)	$0.36	$(0.78)	$0.72
Weighted average number of common shares outstanding:
Basic	132,677,066	172,146,651	134,245,952	176,914,777
Diluted	132,677,066	173,154,319	134,245,952	177,918,958

Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

The decrease in consolidated total revenues was primarily due to unfavorable changes in the value of our interest rate swaps and net losses on insured derivatives, partially offset by gains in foreign exchange and net gains from the sales of investments. Net losses on our interest rate swaps were primarily due to the effect of decreases in interest rates during the period. Net losses on insured derivatives in 2016 were principally the result of favorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities. Net gains on insured derivatives in 2015 were primarily the result of changes in transaction-specific factors, such as credit ratings, and the reversal of unrealized loss from the termination of an insured derivative. Net gains in foreign exchange in 2016 were primarily driven by our Euro denominated liabilities as a result of the strengthening of the U.S. dollar. Net gains from the sales of investments in 2016 were primarily due to generating liquidity for expected payments on certain Puerto Rico exposures.

Consolidated total expenses for the three months ended June 30, 2016 and 2015 included $77 million and $46 million, respectively of net insurance loss and LAE. This increase was principally due to insured first-lien residential mortgage-backed securities (“RMBS”) transactions, partially offset by lower decreases of projected collections from excess spread within insured second-lien RMBS securitizations.

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015

The decrease in consolidated total revenues was due to net losses on insured derivatives compared with gains in 2015, gains from derivative terminations in 2015, unfavorable changes of foreign exchange, lower net premiums earned due to higher refunding activity in 2015, partially offset by net gains on the sales of investments in 2016. Net losses on insured derivatives in 2016 were principally the result of favorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities and claim payments on commercial mortgage-backed securities (“CMBS”) transactions. Net gains on insured derivatives in 2015 were principally the result of changes in credit ratings, partially offset by claim payments. Net losses in foreign exchange in 2016 were primarily associated with our Euro denominated liabilities as a result of the weakening of the U.S. dollar. Net gains from the sales of investments in 2016 were primarily due to generating liquidity for expected payments on certain Puerto Rico exposures.

Consolidated total expenses for the six months ended June 30, 2016 and 2015 included $99 million and $40 million, respectively of net insurance loss and LAE. This increase was principally due to insured first-lien RMBS transactions and additional losses on Puerto Rico related credits.

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

In addition to removing our international and structured finance insurance segment, operating income (loss) is adjusted for the following:

•

Elimination of the impact of mark-to-market gains (losses) on financial instruments that primarily include interest rate swaps and hybrid financial instruments. Also eliminated are the mark-to market gains (losses) on warrants issued by the Company. All of these amounts fluctuate based on market interest rates, credit spreads, MBIA Inc.’s common stock price and other market factors.

•

Elimination of foreign exchange gains (losses) on the remeasurement of certain assets and liabilities and transactions in non-functional currencies. Given the possibility of volatility in foreign exchange markets, we exclude the impact of foreign exchange gains (losses) to provide a measurement of comparability of operating income (loss).

•

Elimination of gains (losses) on the sale of investments, net investment losses related to other-than-temporary impairments (“OTTI”) and net gains (losses) on extinguishment of debt since the timing of these transactions are subject to management’s assessment of market opportunities and capital liquidity positions.

•	Elimination of the gain from the sale of Cutwater.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our combined operating income (loss) and operating income (loss) per diluted common share and provides reconciliations of GAAP net income (loss) to operating income (loss) and GAAP net income (loss) per diluted common share to operating income (loss) per diluted common share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
In millions except share and per share amounts	2016			2015
Net income (loss) and net income (loss) per diluted common share	$(27)	$(0.20)		$64	$0.36
Less: operating income adjustments:
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(92)	(0.69)		5	0.03
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments(1)	(11)	(0.09)		79	0.45
Foreign exchange gains (losses)(1)	10	0.08		(21)	(0.12)
Net gains (losses) on sales of investments(1)	13	0.10		7	0.04
Net investment losses related to OTTI	-	-		(7)	(0.04)
Net gains (losses) on extinguishment of debt	3	0.02		(1)	(0.01)
Other net realized gains (losses)(2)	(1)	(0.01)		-	-
Operating income adjustment to the (provision) benefit for income tax(3)	36	0.27		(17)	(0.10)

Operating income (loss) and operating income (loss) per diluted common share	$15	$0.12		$19	$0.11

Weighted average diluted shares used in calculation		133,079,252	(4)		173,154,319

(1) -	Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2) -	Primarily relates to the sale of Cutwater.

(3) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(4) -	Includes GAAP diluted weighted average number of common shares of 132,677,066 and the dilutive effect of common stock equivalents of 402,186 shares.

	Six Months Ended June 30,
In millions except share and per share amounts	2016			2015
Net income (loss) and net income (loss) per diluted common share	$(105)	$(0.78)		$133	$0.72
Less: operating income adjustments:
Income before income taxes of our international and structured finance insurance segment and eliminations	(148)	(1.10)		-	-
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments(1)	(59)	(0.44)		55	0.30
Foreign exchange gains (losses)(1)	(18)	(0.13)		44	0.24
Net gains (losses) on sales of investments(1)	19	0.14		7	0.03
Net investment losses related to OTTI	(1)	(0.01)		(7)	(0.04)
Net gains (losses) on extinguishment of debt	5	0.03		(1)	(0.01)
Other net realized gains (losses)(2)	(2)	(0.01)		23	0.13
Operating income adjustment to the (provision) benefit for income tax(3)	68	0.50		(41)	(0.23)

Operating income (loss) and operating income (loss) per diluted common share	$31	$0.24		$53	$0.30

Weighted average diluted shares used in calculation		134,763,070	(4)		177,918,958

(1) -	Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2) -	Primarily relates to the sale of Cutwater.

(3) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(4) -	Includes GAAP diluted weighted average number of common shares of 134,245,952 and the dilutive effect of common stock equivalents of 517,118 shares.

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

As of June 30, 2016, ABV per share was $32.42, an increase from $29.69 as of December 31, 2015. The increase in ABV per share was primarily driven by a decrease in common shares outstanding from the share repurchases made by the Company during the six months ended June 30, 2016. The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

In millions except share and per share amounts	As of June 30, 2016	As of December 31, 2015
Total shareholders’ equity of MBIA Inc.	$3,646	$3,729
Common shares outstanding	135,643,523	151,530,377
Book value per share	$26.88	$24.61
Reverse book value of international and structured finance insurance segment(1)	3.12	1.61
Reverse net unrealized (gains) losses included in other comprehensive income (loss)	(1.21)	0.34
Add net unearned premium revenue(2)	4.97	5.02
Add tax impact effect on unrealized (gains) losses and unearned premium revenue	(1.34)	(1.89)

Total adjustments per share	5.54	5.08

Adjusted book value per share	$32.42	$29.69

(1) -	The book value for the international and structured finance insurance segment does not provide significant economic or shareholder value to MBIA Inc. Amounts are net of any deferred taxes available to MBIA Inc.

(2) -	Consists of financial guarantee premiums, net of deferred acquisition costs. The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2016	2015	Change	2016	2015	Change
Net premiums earned	$56	$73	-23%	$114	$158	-28%
Net investment income	30	28	7%	61	57	7%
Fees and reimbursements	-	-	-%	1	1	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	25	-	n/m	34	3	n/m
Net investment losses related to other-than-temporary impairments	-	(6)	-100%	-	(6)	-100%
Other net realized gains (losses)	-	-	-%	-	(4)	-100%

Total revenues	111	95	17%	210	209	-%

Losses and loss adjustment	9	8	13%	18	2	n/m
Amortization of deferred acquisition costs	12	16	-25%	24	34	-29%
Operating	15	14	7%	30	30	-%

Total expenses	36	38	-5%	72	66	9%

Income (loss) before income taxes	75	57	32%	138	143	-3%
Provision (benefit) for income taxes	25	20	25%	47	49	-4%

Net income (loss)	$50	$37	35%	$91	$94	-3%

n/m - Percent change not meaningful.

National supports the credit enhancement needs of municipal debt issuers across the U.S. National maintains underwriting criteria for most municipal risk types and pursues opportunities for new business across the spectrum of municipal sectors. During the six months ended June 30, 2016, National insured $367 million of gross par exposure in the primary and secondary markets. The majority of its new business is in the general obligation, tax-backed and revenue bond sectors. Low interest rates and competitive pricing levels continue to limit new business opportunities.

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for the three months ended June 30, 2016 compared with the same period of 2015 resulted from decreases in refunded premiums earned of $11 million and scheduled premiums earned of $6 million. The decrease in net premiums earned for the six months ended June 30, 2016 compared with the same period of 2015 resulted from decreases in refunded premiums earned of $29 million and scheduled premiums earned of $15 million. Scheduled premium earnings declined due to the refunding and maturity of insured issues in prior periods. Refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of scheduled premiums that would have been earned in the current period.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable changes in net gains (losses) on financial instruments at fair value and foreign exchange for the three and six months ended June 30, 2016 compared with the same periods of 2015 were principally due to increases in net realized gains from the sales of securities in order to generate liquidity for expected payments on certain Puerto Rico exposures.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to OTTI for the three and six months ended June 30, 2015 were primarily related to one impaired security for which a loss was recognized as the difference between its amortized cost and the net present value of its projected cash flows. This OTTI resulted from liquidity concerns and other adverse financial conditions of the issuer. Refer to the “Liquidity” section included herein for additional information about impaired investments.

OTHER NET REALIZED GAINS (LOSSES) Other net realized losses for the six months ended June 30, 2015 related to an impairment charge on our Armonk, New York facility to adjust the carrying amount to its sales price less costs to sell.

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

The following table presents information about our U.S. public finance insurance loss and LAE expenses for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
In millions	2016	2015	Change	2016	2015	Change
Loss and LAE related to actual and expected payments	$10	$4	150%	$29	$(1)	n/m
Recoveries of actual and expected payments	-	4	-100%	(10)	3	n/m

Gross losses incurred	10	8	25%	19	2	n/m
Reinsurance	(1)	-	n/m	(1)	-	n/m

Losses and loss adjustment expenses	$9	$8	13%	$18	$2	n/m

n/m -  Percent change not meaningful.

For the three and six months ended June 30, 2016, losses and LAE primarily related to increases in expected payments on certain Puerto Rico exposures. For the three and six months ended June 30, 2015, losses and LAE primarily related to the effect of changes in discount rates on our loss reserves.

The following table presents information about our U.S. public finance insurance loss and LAE reserves and recoverables as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,	Percent
In millions	2016	2015	Change
Assets:
Insurance loss recoverable	$2	$4	-50%
Reinsurance recoverable on paid and unpaid losses(1)	1	1	-%
Liabilities:
Gross loss and LAE reserves	89	66	35%
Expected recoveries on unpaid losses	(30)	(21)	43%

Loss and LAE reserves	$59	$45	31%

(1) -	Reported within “Other assets” on our consolidated balance sheets.

Loss and LAE Reserves as of June 30, 2016 increased compared with December 31, 2015 primarily as a result of increases in expected payments on certain Puerto Rico exposures.

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for estimated future claims payments, which includes insured credits where a payment default has occurred and National has already paid a claim and insured credits where a payment default has not yet occurred. As of June 30, 2016 and December 31, 2015, loss and LAE reserves comprised the following:

$ in millions	Number of Issues (1)		Loss and LAE Reserve		Par Outstanding
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015

Gross of reinsurance:
Issues with defaults	3	3	$12	$13	$51	$52
Issues without defaults	9	5	47	32	3,142	1,430

Total gross of reinsurance	12	8	$59	$45	$3,193	$1,482

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and six months ended June 30, 2016 and 2015 are presented in the following table:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2016	2015	Change	2016	2015	Change
Gross expenses	$16	$15	7%	$31	$31	-%

Amortization of deferred acquisition costs	$12	$16	-25%	$24	$34	-29%
Operating	15	14	7%	30	30	-%

Total insurance operating expenses	$27	$30	-10%	$54	$64	-16%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Amortization of deferred acquisition costs decreased for the three and six months ended June 30, 2016 compared with the same periods of 2015 due to higher refunding activity in 2015. When an insured obligation refunds, we accelerate any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during the first half of 2016 or 2015.

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

The following table presents a reconciliation of GAAP net income (loss) to operating income (loss) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Net income (loss)	$50	$37	$91	$94
Less: operating income adjustments:
Net gains (losses) on sales of investments(1)	24	2	30	3
Net investment losses related to OTTI	-	(6)	-	(6)
Operating income adjustment to the (provision) benefit for income tax(2)	(8)	1	(10)	1

Operating income (loss)	$34	$40	$71	$96

(1) -	Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

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

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of June 30, 2016 and December 31, 2015. CABs are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	June 30, 2016		December 31, 2015
Rating	Amount	%	Amount	%
AAA	$6,551	4.7%	$6,721	4.2%
AA	65,029	47.0%	77,081	47.9%
A	47,184	34.1%	56,890	35.3%
BBB	13,463	9.7%	13,947	8.6%
Below investment grade	6,250	4.5%	6,378	4.0%

Total	$138,477	100.0%	$161,017	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance Puerto Rico Exposures

The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of June 30, 2016.

In millions	Gross Par Outstanding	Gross Par Outstanding Plus CAB Accreted Interest	Debt Service Outstanding		National Internal Rating
Puerto Rico Electric Power Authority (PREPA)(1)	$1,354	$1,373	$1,960		d
Puerto Rico Commonwealth GO(1)	795	835	1,088		d
Puerto Rico Public Buildings Authority	190	190	290		d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)(1)	592	593	1,088		d
Puerto Rico Highway and Transportation Authority – Subordinated Transportation Revenue	36	36	49		d
Puerto Rico Sales Tax Financing Corporation (COFINA) (1)	684	1,064	4,170		a3
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)(1)	87	88	124		d
University of Puerto Rico System Revenue	89	89	131		bbb3
Inter American University of Puerto Rico Inc.	26	26	35		a3
Puerto Rico Industrial Development Company	7	7	7		bbb3

Total	$3,860	$4,301	$8,942	(2)

(1) -	Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy.
(2) -	National’s total insured debt service outstanding decreased by $352 million on July 1, 2016, of which $253 million and $99 million related to principal and interest, respectively.

For many years Puerto Rico’s economy has suffered from stagnation, net migration of people out of Puerto Rico and weak government fiscal management that has led to recurring budget deficits and increased borrowing to finance such deficits. As a result of mounting debt, deteriorating credit ratings and lack of market confidence, Puerto Rico has lost access to the capital markets.

Developments concerning Puerto Rico’s fiscal condition have occurred, and are occurring, with more frequency. Set forth below are the developments that are significant to National and its exposures to Puerto Rico.

On April 6, 2016, the Governor of Puerto Rico signed into law The Puerto Rico Emergency Moratorium and Financial Rehabilitation Act (Law 21-2016 or the “Moratorium Act”). The legislation gives the Governor of Puerto Rico the power to order a moratorium on the payment of certain obligations of Puerto Rico through January 1, 2017 and, if extended, March 31, 2017. On June 15, 2016, National filed a complaint in federal court in Puerto Rico challenging the Moratorium Act as unconstitutional under the United States Constitution. The defendants filed their answer to that complaint on July 26, 2016. Refer to “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional information on this complaint.

On June 30, 2016, the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), was signed into law by the President of the United States. PROMESA provides both for the creation of an oversight board with powers relating to the development and implementation of a fiscal plan for Puerto Rico as well as a court-supervised process (independent of the Bankruptcy Code) that allows Puerto Rico to restructure its debt if voluntary agreement cannot be reached with creditors through a collective action process.

Also on June 30, 2016, the Governor of Puerto Rico, using powers under the Moratorium Act, signed executive orders suspending payment of general obligation debt (“GO”) as well as declaring “states of emergency” for Puerto Rico including the Retirement System of Public Employees, Puerto Rico Industrial Corporation and the University of Puerto Rico. As such, Puerto Rico failed to pay debt service of approximately $779 million on GO bonds as well as a portion of $178 million of Puerto Rico guaranteed debt of the Puerto Rico Public Buildings Authority (“PBA”). National paid claims of approximately $169 million on the GO bonds. National bondholders on other Puerto Rico debt including the University of Puerto Rico, Puerto Rico Industrial Development Company, PBA, and most of PRHTA were paid through reserves or funded by monthly deposits held by the respective trustee or fiscal agent. National paid an additional $4 million of claims on PRHTA debt when the Government Development Bank of Puerto Rico (“GDB”) refused to release debt service reserve funds held in trust by the GDB.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

National’s largest exposure to Puerto Rico, by gross par outstanding, is to PREPA. On December 23, 2015, National, Assured Guaranty, and the ad hoc group of bondholders (representing approximately $3.0 billion, or 37.0% of the power revenue bonds, (collectively the “Supporting Creditors”)) entered into a RSA with the support of approximately 65% of $8.1 billion of outstanding PREPA bonds, including approximately $1.4 billion of PREPA bonds insured by National. The RSA calls for a newly formed bankruptcy remote entity (“SPE”) to issue securitized bonds including bonds that are equal in principal amount to the outstanding principal of the PREPA bonds insured by National and by other monoline insurers (“Mirror Bonds”). The Mirror Bonds will bear interest at the same rate and will amortize at the same schedule as the existing insured legacy bonds which they back. The payments on the Mirror Bonds will be used to make payment on the insured legacy bonds.

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

Finally, as a condition to the RSA, the Supporting Creditors agreed to purchase certain bonds of PREPA in the aggregate amount of $111 million (the “2016A and 2016B bonds”) of which National’s portion is approximately $35 million. The Supporting Creditors closed on the 2016A and 2016B bonds in May and June of 2016, respectively. The bonds will earn 10% interest, will mature on July 1, 2019 and will be supported by Mirror Bonds when the SPE issues its securitization bonds.

The Supporting Creditors and PREPA continue to work collaboratively towards a closing of the PREPA transaction and many milestones have been reached. In February of 2016, the PREPA Revitalization Act (the “Revitalization Act”) was approved by Puerto Rico’s House of Representatives and Senate and signed into law by the Governor of Puerto Rico. Enactment of the Revitalization Act was required by the RSA and is an integral component of the PREPA restructuring. There are two separate but parallel rate-cases currently pending in front of the Puerto Rico Energy Commission (“PREC”). On June 21, 2016, PREC approved a volumetric transition charge for both residential and non-residential customers. The transition charge will be used to pay the debt issued by the SPE. On June 24, 2016, the PREC issued an order approving a requested provisional rate of approximately $0.013/kWh requested by PREPA. A decision on the permanent rate is expected by early next year.

On June 30, 2016, the Supporting Creditors and PREPA agreed to extend the RSA deadline until December 15, 2016. As part of the agreement PREPA made its July 1, 2016 debt service payment of approximately $417 million. In order to provide liquidity to PREPA, the Supporting Creditors purchased approximately $264 million of bonds (Series 2016C, 2016D and 2016E) and National purchased $105 million of 2016C bonds. The 2016C bonds will earn 5.4% interest, will amortize over the next four years, and will be supported by Mirror Bonds when the SPE issues its securitization bonds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Also as set forth above, National has significant exposure to PRHTA. On December 1, 2015, the Governor of Puerto Rico signed an executive order to redirect certain revenues previously allocated to select public corporation and certain other government agencies (“clawback”), including PRHTA. On January 1, 2016, Puerto Rico made all of its debt service payments due except for bond payments totaling $37 million relating to the Puerto Rico Infrastructure Authority (“PRIFA”) and Public Finance Corporation. Following the missed payment by PRIFA, certain bond insurers (not including National) filed a lawsuit against Puerto Rico claiming that the clawback of the revenues violated the U.S. constitution and the laws of Puerto Rico. Puerto Rico has made a motion to dismiss that case. The outcome of that legal challenge is uncertain, and further, while adoption of the clawback measure was intended to provide short-term relief, Puerto Rico’s lack of a comprehensive plan or clear evidence of steps to conserve resources necessary to meet its near term debt service obligations raises questions as to whether the intercept will continue to be a short-term measure. On May 17, 2016, the Governor of Puerto Rico signed an executive order to suspend through June 30, 2016 PRHTA’s obligations to transfer to the fiscal agent certain toll revenues and any other revenues allocated to or received by PRHTA and authorize PRHTA’s use of such revenues for the ongoing provision of services essential to protect the health, safety, and welfare of the residents of Puerto Rico. On June 30, 2016, the Governor of Puerto Rico signed two executive orders that, collectively, extended the May 17, 2016 suspension of revenue transfers to the fiscal agent and suspended the payment of PRHTA’s debt obligations under the 1968 and 1998 Resolutions coming due during the term of the moratorium act but not the transfer of revenues pledged for the payment of outstanding loans owed to GDB, which were modified solely to the extent necessary to provide PRHTA with the revenues it requires to fund operating expenses or essential services. In addition, one of the executive orders issued on June 30, 2016 also suspended the University of Puerto Rico’s (“UPR”) obligation to (a) transfer certain pledged revenues to the trustee for revenue bonds issued by UPR, and (b) make payments pursuant to the Lease Agreement between UPR and Desarrollos Universitarios Inc., which payments support the debt service payments on certain educational facilities revenue bonds issued by the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The UPR revenue bonds and AFICA educational facilities revenue bonds insured by National were paid from pledged revenues on June 1, 2016 and July 1, 2016, respectively.

An earlier legislative enactment, designed to provide a means to restructure the debt of certain of Puerto Rico’s public corporations (the Public Corporations Debt Enforcement and Recovery Act, or the “Recovery Act”), has been deemed unconstitutional by the U.S. District Court in Puerto Rico, and the First Circuit Court of Appeals, and ultimately by the Supreme Court of the United States, which, on June 13, 2016 issued a decision affirming the lower court ruling that the Recovery Act was preempted by the United States Bankruptcy Code. National has cited to this decision in its motion for summary judgment seeking an early ruling on its aforementioned challenge to the Moratorium Act.

Other than Inter American University of Puerto Rico Inc., S&P, Fitch Ratings and/or Moody’s have downgraded the ratings of all Puerto Rico issuers to below investment grade with a negative outlook due to narrowing liquidity, sluggish economic growth and persistent structural deficits. Additionally, subsequent to the Governor of Puerto Rico declaring a state of emergency and suspending debt service payments, S&P revised its rating for Puerto Rico, PREPA and PRHTA’s subordinated transportation revenue bonds, series 1998, state infrastructure bank, to “D” (default).

Scheduled gross debt service due on our Puerto Rico insured exposures for the three months ending September 30, 2016 and December 31, 2016 and each of the subsequent four years ending December 31 and thereafter are presented in the following table:

	As of June 30, 2016
In millions	Three Months Ending September 30, 2016		Three Months Ending December 31, 2016	2017	2018	2019	2020	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$140		$-	$184	$120	$177	$115	$1,224	$1,960
Puerto Rico Commonwealth GO	169		-	66	96	154	223	380	1,088
Puerto Rico Public Buildings Authority	6		-	15	21	27	11	210	290
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	20		-	31	35	29	30	943	1,088
Puerto Rico Highway and Transportation Authority – Subordinated Transportation Revenue	4		-	5	5	3	3	29	49
Puerto Rico Sales Tax Financing Corporation (COFINA)	-		-	-	-	-	-	4,170	4,170
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	2		-	22	6	16	17	61	124
University of Puerto Rico System Revenue	4		1	8	7	7	7	97	131
Inter American University of Puerto Rico Inc.	-		2	3	3	3	3	21	35
Puerto Rico Industrial Development Company	7		-	-	-	-	-	-	7

Total	$352	(1)	$3	$334	$293	$416	$409	$7,135	$8,942

(1) - National’s total insured debt service outstanding decreased by this amount on July 1, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the consolidated results of our corporate segment for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2016	2015	Change	2016	2015	Change
Net investment income	$7	$10	-30%	$15	$18	-17%
Fees	11	13	-15%	24	26	-8%
Net gains (losses) on financial instruments at fair value and foreign exchange	(19)	54	-135%	(103)	86	n/m
Net investment losses related to other-than-temporary impairments	-	(1)	-100%	(1)	(1)	-%
Net gains (losses) on extinguishment of debt	3	(1)	n/m	5	(1)	n/m
Other net realized gains (losses)	(1)	(1)	-%	(2)	23	-109%

Total revenues	1	74	-99%	(62)	151	-141%

Operating	15	19	-21%	37	39	-5%
Interest	24	25	-4%	47	50	-6%

Total expenses	39	44	-11%	84	89	-6%

Income (loss) before income taxes	(38)	30	n/m	(146)	62	n/m
Provision (benefit) for income taxes	(18)	7	n/m	(42)	25	n/m

Net income (loss)	$(20)	$23	n/m	$(104)	$37	n/m

n/m - Percent change not meaningful.

NET INVESTMENT INCOME The decreases in net investment income for the three and six months ended 2016 compared with the same periods of 2015 were primarily due to lower average asset balances as a result of funding share repurchases.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended June 30, 2016 compared with the same period of 2015 was primarily due to losses from mark-to-market changes of our interest rate swaps and medium-term notes, partially offset by foreign exchange gains on Euro denominated liabilities from the strengthening of the U.S. dollar. The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the six months ended June 30, 2016 compared with the same period of 2015 was primarily due to gains from the termination of interest rate swaps recorded in 2015, foreign exchange losses on Euro denominated liabilities from the weakening of the U.S. dollar and losses from mark-to-market changes related to our interest rate swaps and medium-term notes.

OTHER NET REALIZED GAINS (LOSSES) The decrease in other net realized gains for the six months ended June 30, 2016 compared with the same periods of 2015 was primarily due to the gain from the sale of Cutwater recorded in the first quarter of 2015.

OPERATING EXPENSES Operating expenses decreased for the three and six months ended June 30, 2016 compared with the same periods of 2015 primarily due to decreases in share-based compensation.

INTEREST EXPENSE Interest expense decreased for the three and six months ended June 30, 2016 compared with the same periods of 2015 primarily due to the continued maturities and repurchases of debt obligations issued by the Company.

PROVISION (BENEFIT) FOR INCOME TAXES The benefit for income taxes for the six months ended June 30, 2016 was lower than the statutory rate of 35% principally due to foreign tax credit adjustments, partially offset by the fluctuation of the value of nontaxable warrants issued by the Company. The provision for income taxes for the six months ended June 30, 2015 was higher than the statutory rate of 35% principally due to the change in the value of nondeductible warrants issued by the Company and write-offs of deferred tax assets primarily due to the sale of Cutwater.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents a reconciliation of GAAP net income (loss) to operating income (loss) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Net income (loss)	$(20)	$23	$(104)	$37
Less: operating income adjustments:
Mark-to-market gains (losses) on financial instruments(1)	(11)	79	(59)	55
Foreign exchange gains (losses)(1)	10	(21)	(18)	44
Net gains (losses) on sales of investments(1)	(11)	5	(11)	4
Net investment losses related to OTTI	-	(1)	(1)	(1)
Net gains (losses) on extinguishment of debt	3	(1)	5	(1)
Other net realized gains (losses)(2)	(1)	-	(2)	23
Operating income adjustment to the (provision) benefit for income tax(3)	9	(17)	22	(44)

Operating income (loss)	$(19)	$(21)	$(40)	$(43)

(1) -	Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2) -	Relates to the sale of Cutwater.

(3) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our international and structured finance insurance segment results for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2016	2015	Change	2016	2015	Change
Net premiums earned	$20	$25	-20%	$43	$50	-14%
Net investment income	3	3	-%	6	6	-%
Fees and reimbursements	11	17	-35%	23	35	-34%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(2)	(3)	-33%	(16)	(12)	33%
Unrealized gains (losses) on insured derivatives	(6)	63	-110%	(20)	100	-120%

Net change in fair value of insured derivatives	(8)	60	-113%	(36)	88	-141%
Net gains (losses) on financial instruments at fair value and foreign exchange	8	(4)	n/m	14	(8)	n/m
Other net realized gains (losses)	1	-	n/m	1	-	n/m
Revenues of consolidated VIEs:
Net investment income	5	13	-62%	20	25	-20%
Net gains (losses) on financial instruments at fair value and foreign exchange	(7)	6	n/m	(8)	(4)	100%

Total revenues	33	120	-73%	63	192	-67%

Losses and loss adjustment	68	38	79%	81	38	113%
Amortization of deferred acquisition costs	12	20	-40%	27	41	-34%
Operating	11	12	-8%	22	25	-12%
Interest	28	27	4%	57	55	4%
Expenses of consolidated VIEs:
Operating	3	3	-%	7	7	-%
Interest	4	9	-56%	16	19	-16%

Total expenses	126	109	16%	210	185	14%

Income (loss) before income taxes	(93)	11	n/m	(147)	7	n/m
Provision (benefit) for income taxes	(32)	3	n/m	(55)	1	n/m

Net income (loss)	$(61)	$8	n/m	$(92)	$6	n/m

n/m - Percent change not meaningful.

For the three and six months ended June 30, 2016 and 2015, we did not write any new international and structured finance insurance. We do not expect to write new business in our international and structured finance insurance segment in the foreseeable future due to its current ratings and accumulated losses. Furthermore, MBIA UK is no longer permitted to write new business and doing so would require regulatory approval. Our primary objectives for MBIA Corp. are to satisfy claims of its policyholders, and to maximize future recoveries to its surplus note holders and preferred stock holders. As of June 30, 2016, MBIA Corp.’s total insured gross par outstanding was $34.9 billion. Since December 31, 2007, MBIA Corp.’s total insured gross par outstanding has decreased approximately 89% from $331.2 billion.

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating variable interest entities (“VIEs”). In addition, we generate net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2016	2015	Change	2016	2015	Change
Net premiums earned:
U.S.	$4	$7	-43%	$10	$14	-29%
Non-U.S.	16	18	-11%	33	36	-8%

Total net premiums earned	$20	$25	-20%	$43	$50	-14%

VIEs (eliminated in consolidation)	$2	$3	-33%	$3	$6	-50%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Net premiums earned decreased for the three and six months ended June 30, 2016 compared with the same periods of 2015 primarily due to a decrease in scheduled premiums earned from the maturity and early settlement of insured transactions with no writings of new insurance policies.

FEES AND REIMBURSEMENTS The decreases in fees and reimbursements for the three and six months ended June 30, 2016 compared with the same periods of 2015 were primarily due to decreases in ceding commission income as a result of lower refunding activity. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The Company no longer insures new credit derivative contracts. Realized losses on insured derivatives include payments made net of premiums and fees earned and salvage received. For the three months ended June 30, 2016 and 2015, premiums and fees earned on insured derivatives were $1 million and $3 million, respectively. For the six months ended June 30, 2016 and 2015, premiums and fees earned on insured derivatives were $2 million and $7 million, respectively. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and scheduled amortizations. For the three and six months ended June 30, 2016 and 2015, realized losses on insured derivatives resulted from claim payments on CMBS exposure.

For the three and six months ended June 30, 2016, unrealized losses on insured derivatives were principally the result of the effects of favorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities. For the three months ended June 30, 2015, unrealized gains on insured derivatives were primarily the result of changes in transaction-specific factors, such as credit ratings, and the reversal of unrealized loss from the termination of an insured derivative. For the six months ended June 30, 2015, unrealized gains on insured derivatives were principally the result of changes in credit ratings, partially offset by claim payments.

As of June 30, 2016, the cost of a five-year CDS referencing MBIA Corp. was 25.94% upfront plus 5% per annum compared with 27.96% upfront plus 5% per annum as of June 30, 2015. As of June 30, 2016 and December 31, 2015, the fair value of MBIA Corp.’s insured CDS liability was $104 million and $85 million, respectively. Our mark-to-market on insured credit derivatives uses the most appropriate of the one to ten-year CDS cost for each transaction, and those costs ranged from 14.49% upfront plus 5% per annum to 27.92% upfront plus 5% per annum as of June 30, 2016. As of June 30, 2015, those costs ranged from 12.62% upfront plus 5% per annum to 29.45% upfront plus 5% per annum.

As of June 30, 2016, MBIA Corp. had $1.2 billion of gross par outstanding on insured credit derivatives compared with $3.2 billion as of December 31, 2015. During the six months ended June 30, 2016, $1.6 billion of gross par outstanding on insured credit derivatives were terminated or matured. As of June 30, 2016, seven insured credit derivatives remained outstanding.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Net gains on financial instruments at fair value and foreign exchange increased for the three and six months ended June 30, 2016 compared with the same periods of 2015 primarily due to favorable changes from foreign currency revaluation of Chilean Unidad de Fomento denominated premium receivables. This increase was partially offset by unfavorable mark-to-market fluctuations on financial instruments.

REVENUES OF CONSOLIDATED VIEs For the three months ended June 30, 2016, total revenues of consolidated VIEs were a loss of $2 million compared with total revenues of $19 million for the same period of 2015. This decrease was primarily due to mark-to-market losses on second-lien RMBS from the changes in credit spreads and a decrease in net investment income from the deconsolidation of VIEs. For the six months ended June 30, 2016, total revenues of consolidated VIEs were $12 million compared with total revenues of $21 million for the same period of 2015. This decrease was primarily due to a decrease in net investment income from the deconsolidation of VIEs, mark-to-market losses on second-lien RMBS from the changes in credit spreads and lower expected put-back recoveries. We elected to record at fair value certain instruments that are consolidated under accounting guidance for consolidation of VIEs, and as such, changes in fair value are reflected in earnings.

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

Summary of Financial Guarantee Insurance Losses and LAE

The following table presents information about our financial guarantee insurance losses and LAE recorded in accordance with GAAP for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2016	2015	Change	2016	2015	Change
Losses and LAE related to expected payments	$52	$125	-58%	$59	$105	-44%
Recoveries of expected payments	16	(87)	-118%	23	(67)	-134%

Gross losses incurred	68	38	79%	82	38	116%
Reinsurance	-	-	-%	(1)	-	n/m

Losses and loss adjustment expenses	$68	$38	79%	$81	$38	113%

n/m - Percent change not meaningful.

For the three and six months ended June 30, 2016, losses and LAE primarily related to increases in expected payments on insured first-lien RMBS transactions and decreases in projected collections from excess spread within insured second-lien RMBS securitizations.

For the three and six months ended June 30, 2015, losses and LAE primarily related to decreases in projected collections from excess spread within insured second-lien RMBS securitizations and increases in expected payments on CDOs, partially offset by decreases in expected payments on first-lien RMBS transactions.

Excess spread is generated by performing loans within insured second-lien RMBS securitizations and is the difference between interest inflows on mortgage loan collateral and interest outflows on insured notes. The amount of excess spread depends on future loss trends (which include future delinquency trends, average time to charge-off delinquent loans and the availability of pool mortgage insurance), the future spread between prime and the London Interbank Offered Rate (“LIBOR”) interest rates, and borrower refinancing behavior which results in voluntary prepayments. Minor deviations in loss trends and voluntary prepayments may substantially impact the amounts we collect from excess spread. Excess spread may also include estimated recoverables from mortgage insurance contracts and subsequent recoveries on charged-off loans associated with the insured RMBS securitizations.

For the three and six months ended June 30, 2016, losses and LAE incurred included the elimination of $18 million and $43 million of expenses, respectively, as a result of the consolidation of VIEs. The $18 million expense elimination included gross losses related to expected payments of $33 million, partially offset by gross recoveries of expected payments of $15 million. The $43 million expense elimination included gross losses related to expected payments of $68 million, partially offset by gross recoveries of expected payments of $25 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The Company’s insurance loss recoverable represents expected potential recoveries of paid claims based on probability-weighted net cash inflows discounted at applicable risk-free rates as of the measurement date. The loss and LAE reserves represent the present value of loss payments we expect to make on the insured transactions, net of any estimated recoveries, at applicable risk-free rates as of the measurement date. As payments are made, a portion of those expected future receipts is recorded within “Insurance loss recoverable” on our consolidated balance sheets. Virtually all of the payments that we make go to reduce the principal balances of the securitizations. The following table presents information about our insurance loss recoverable and reserves as of June 30, 2016 and December 31, 2015.

In millions	June 30, 2016	December 31, 2015	Percent Change
Assets:
Insurance loss recoverable	$363	$573	-37%
Reinsurance recoverable on paid and unpaid losses(1)	6	5	20%
Liabilities:
Gross loss and LAE reserves	548	550	-%
Expected recoveries on unpaid losses	(61)	(79)	-23%

Loss and LAE reserves	$487	$471	3%

(1) -	Reported within “Other assets” on our consolidated balance sheets.

As of June 30, 2016, loss and LAE reserves on our remaining insured first and second-lien RMBS exposure were $374 million, after eliminating $33 million related to our consolidated VIEs.

Included in MBIA Corp.’s loss and LAE reserves are estimated future claims payments for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and for insured obligations where a payment default has not yet occurred. The following table includes LAE reserves, but excludes par outstanding, as of June 30, 2016 and December 31, 2015 for two issues that had no expected future claim payments or par outstanding, but for which MBIA Corp. was obligated to pay LAE incurred in prior periods. As of June 30, 2016 and December 31, 2015, loss and LAE reserves comprised the following:

	Number of Issues (1)		Loss and LAE Reserve		Par Outstanding
$ in millions	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Gross of reinsurance:
Issues with defaults	112	105	$396	$336	$3,795	$3,925
Issues without defaults	3	6	91	135	807	1,019

Total gross of reinsurance	115	111	$487	$471	$4,602	$4,944

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three and six months ended June 30, 2016 and 2015 are presented in the following table:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2016	2015	Change	2016	2015	Change
Gross expenses	$11	$13	-15%	$23	$27	-15%

Amortization of deferred acquisition costs	$12	$20	-40%	$27	$41	-34%
Operating	11	12	-8%	22	25	-12%

Total insurance operating expenses	$23	$32	-28%	$49	$66	-26%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three and six months ended June 30, 2016 compared with the same periods of 2015 primarily due to decreases in compensation expense and premium taxes and assessments. Operating expenses decreased for the three and six months ended June 30, 2016 compared with the same periods of 2015 due to decreases in gross expenses.

The decreases in the amortization of deferred acquisition costs for the three and six months ended June 30, 2016 compared with the same periods of 2015 were due to higher refunding activity in 2015. We did not defer a material amount of policy acquisition costs during the first half of 2016 or 2015. Policy acquisition costs in these periods were primarily related to commissions and premium taxes on installment policies written in prior periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

INSURED PORTFOLIO EXPOSURE The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of June 30, 2016 and December 31, 2015, 24% and 22%, respectively, of our international and structured finance insured portfolio, was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

European Sovereign Debt Exposure

Outside the U.S., financial guarantee insurance has been used on structured finance securities and by issuers of sovereign-related and sub-sovereign bonds, utilities and providers of public purpose projects, among others. MBIA does not insure any direct European sovereign debt. However, we do insure both structured finance and public finance obligations in select international markets. MBIA’s indirect European sovereign insured debt exposure totaled $5.7 billion as of June 30, 2016 and included obligations of sovereign-related and sub-sovereign issuers, such as regions, departments, and sovereign-owned and private entities that are supported by a sovereign state, region or department. Sovereign-related includes Private Finance Initiative transactions that involve private entities that receive contractual payments for providing services to public sector entities. Of the $5.7 billion of insured gross par outstanding, $472 million and $199 million were related to Spain and Ireland, respectively. The remaining $5.0 billion was related to the U.K. We do not insure any sovereign or sub-sovereign debt from Greece. We closely monitor our existing insured European portfolios on an ongoing basis. We consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. We also monitor local accounting, regulatory and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. A default by one or more sovereign issuers could have an adverse effect on our insured debt exposures. The Company has an immaterial amount of European sovereign debt holdings.

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

The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of June 30, 2016 and December 31, 2015. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of		Percent Change
Collateral Type	June 30, 2016	December 31, 2015
HELOC Second-lien	$1,654	$1,861	-11%
CES Second-lien	1,580	1,768	-11%
Alt-A First-lien(1)	1,504	1,578	-5%
Subprime First-lien	659	724	-9%
Prime First-lien	64	99	-35%

Total	$5,461	$6,030	-9%

(1) - Includes international exposure of $434 million and $449 million as of June 30, 2016 and December 31, 2015, respectively.

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

As of June 30, 2016, MBIA Corp.’s $3.4 billion CDO portfolio represented 10% of its total insured gross par outstanding of $34.9 billion. As of December 31, 2015, MBIA Corp.’s $6.0 billion CDO portfolio represented 14% of its total insured gross par outstanding of $41.6 billion. In addition to the below table, MBIA Corp. insures approximately $387 million in commercial real estate (“CRE”) loan pools, comprising both European and domestic assets. The distribution of our insured CDO and related instruments portfolio by collateral type is presented in the following table:

In millions	Gross Par Outstanding as of			Percent Change
Collateral Type	June 30, 2016		December 31, 2015
Multi-sector CDOs	$464	(1)	$688	-33%
Investment grade corporate CDOs	-		1,200	-100%
High yield corporate CDOs	1,962		2,420	-19%
Structured CMBS pools	566		1,002	-44%
CRE CDOs	406		698	-42%

Total	$3,398		$6,008	-43%

(1) - Excludes $27 million of gross par outstanding where MBIA’s insured exposure has been fully offset by way of loss remediation transactions.

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

U.S. Public Finance and International and Structured Finance Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The following table presents information about our reinsurance agreements as of June 30, 2016 for our U.S. public finance and international and structured finance insurance operations:

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable (1)
Assured Guaranty Re Ltd.	AA (Stable Outlook)	WR(2)	$3,044	$32	$-
Assured Guaranty Corp.	AA (Stable Outlook)	A3 (Negative Outlook)	1,543	-	7
Overseas Private	AA+	Aaa	268	-	-
Investment Corporation	(Stable Outlook)	(Stable Outlook)
Others	A- or above	A2 or above	113	3	-

Total			$4,968	$35	$7

(1) -	Total reinsurance recoverable is primarily recoverables on unpaid losses.
(2) -	Represents a withdrawal of ratings.

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

As of June 30, 2016, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $5.0 billion compared with $5.3 billion as of December 31, 2015. As of June 30, 2016, $4.1 billion of the ceded par outstanding was ceded from our U.S. public finance insurance segment and $871 million was ceded from our international and structured finance insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2016 and 2015 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Income (loss) before income taxes	$(55)	$92	$(156)	$205
Provision (benefit) for income taxes	$(28)	$28	$(51)	$72
Effective tax rate	50.9%	30.4%	32.7%	35.1%

For the six months ended June 30, 2016, our effective tax rate applied to our income (loss) before income taxes was lower than the U.S. statutory tax rate of 35% primarily due to a foreign tax credit adjustment, partially offset by the fluctuation of the value of nontaxable warrants issued by the Company.

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

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Corp. Total capital resources were $5.1 billion and $5.2 billion as of June 30, 2016 and December 31, 2015, respectively. MBIA Inc. uses its capital resources to support the business activities of its subsidiaries. As of June 30, 2016, MBIA Inc.’s investments in subsidiaries totaled $4.2 billion.

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

Equity securities

The Company and its subsidiaries’ share repurchases that were authorized under share repurchase programs, for the six months ended June 30, 2016 are presented in the following table:

In millions except per share amounts	Total	Average
	Number of Shares Purchased	Price Paid Per Share
First Quarter of 2016	14.9	$6.30
Second Quarter of 2016	1.7	7.02

Total	16.6	6.37

During the first quarter of 2016, we exhausted the capacity remaining under the October 28, 2015 repurchase program by repurchasing $94 million of common shares of MBIA Inc.

On February 23, 2016, the Company’s Board of Directors authorized the repurchase by the Company and its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization. As of August 2, 2016, $88 million remained available to repurchase under this new program.

Debt securities

During the six months ended June 30, 2016, we repurchased $2 million par value outstanding of GFL MTNs issued by our corporate segment at a weighted average cost of approximately 94% of par value.

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

National

Capital and Surplus

National reported total statutory capital of $3.5 billion and $3.4 billion as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, statutory capital comprised $2.7 billion of policyholders’ surplus and $845 million of contingency reserves. National had statutory net income of $100 million for the six months ended June 30, 2016. As of June 30, 2016, National’s unassigned surplus was $2.1 billion.

Under U.S. STAT and NYIL, National’s purchase of shares of MBIA Inc. common stock is recorded as an investment and measured at fair value. However, the value of the investment that can be admitted is subject to limitation. As of June 30, 2016, the fair value and admitted value of the MBIA Inc. common shares owned by National were $6 million and $2 million, respectively.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Refer to the following “MBIA Corp.—Capital and Surplus” section for additional information about contingency reserves under the NYIL. As of June 30, 2016 and December 31, 2015, National was in compliance with its aggregate and single risk limits.

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

National had positive earned surplus as of June 30, 2016, which provides National with dividend capacity. For the foreseeable future, we expect the as of right declared and paid dividend amounts from National to be limited to prior year net investment income and similar in amount to the 2015 dividend payment.

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

National’s CPR and components thereto, as of June 30, 2016 and December 31, 2015 are presented in the following table:

	As of June 30,	As of December 31,
In millions	2016	2015
Policyholders’ surplus	$2,652	$2,478
Contingency reserves	845	910

Statutory capital	3,497	3,388
Unearned premium reserve	924	1,042
Present value of installment premiums (1)	194	197

Premium resources (2)	1,118	1,239
Net loss and LAE reserves (1)	21	(30)
Salvage reserves	101	102

Gross loss and LAE reserves	122	72

Total claims-paying resources	$4,737	$4,699

(1) -	Calculated using a discount rate of 3.04% as of June 30, 2016 and December 31, 2015.
(2) -	Includes financial guarantee and insured credit derivative related premiums.

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation reported total statutory capital of $755 million as of June 30, 2016 compared with $885 million as of December 31, 2015. As of June 30, 2016, statutory capital comprised $490 million of policyholders’ surplus and $265 million of contingency reserves. For the six months ended June 30, 2016, MBIA Insurance Corporation had a statutory net loss of $104 million. MBIA Insurance Corporation’s policyholders’ surplus as of June 30, 2016 included a negative unassigned surplus of $1.5 billion. As of June 30, 2016, MBIA Insurance Corporation’s policyholders’ surplus was negatively impacted by $108 million, as it was not permitted to treat the portion of its investment in subsidiaries in excess of 60% of net admitted assets less the par value of common and preferred stock and liabilities as an admitted asset, as required under NYIL. This overage was primarily caused by a decrease in MBIA Insurance Corporation’s policyholders’ surplus due to insured losses in the past. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred and the percentage of its assets invested in subsidiaries continues to increase.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

As of June 30, 2016, MBIA Insurance Corporation recognized estimated recoveries of $403 million, net of reinsurance on a statutory basis related to put-backs of ineligible mortgage loans in its insured transactions and $354 million related to excess spread recoveries on second-lien RMBS, net of reinsurance. These excess spread recoveries represented 47% of MBIA Insurance Corporation’s statutory capital as of June 30, 2016. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.

Under NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Reductions in the contingency reserve may be recognized based on excessive reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As a result of regulatory approved reductions, MBIA Insurance Corporation’s contingency reserves of $265 million as of June 30, 2016 represented reserves on 38 of the 330 outstanding credits insured by MBIA Insurance Corporation.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of June 30, 2016, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus and had enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of June 30, 2016 and December 31, 2015, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If new overages occur with respect to its single risk limits, MBIA Insurance Corporation will report them to the NYSDFS. If MBIA Insurance Corporation is not in compliance with its aggregate risk and its single risk limits, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.

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

As of June 30, 2016, the par amount outstanding of MBIA Insurance Corporation’s 14% Fixed-to-Floating Rate Surplus Notes due January 15, 2033 (the “Surplus Notes”) was $953 million. Section 1307 of the Insurance Law and the Fiscal Agency Agreement governing the surplus notes (the “Fiscal Agency Agreement”), which was approved as it relates to Section 1307 by the NYSDFS in connection with the issuance of the Surplus Notes, each impose restrictions on the payments of principal and interest (or the redemption price or any make-whole premium) on the Surplus Notes (“Surplus Note Payments”). Section 1307 of the Insurance Law provides that any payments on surplus notes issued by an insurer “shall be repaid only out of free and divisible surplus of such insurer with the approval of the Superintendent whenever, in his/her judgment, the financial condition of such insurer warrants.” The Superintendent has broad discretion in determining whether to allow us to make Surplus Note Payments. We are not aware of any guidelines or interpretations that govern the exercise of the Superintendent’s discretion under Section 1307 in determining whether the financial condition of an insurer warrants the making of such payments. The Fiscal Agency Agreement provides that (a) Surplus Note Payments may be made only with the prior approval of the Superintendent, whenever, in his/her judgment, the financial condition of MBIA Insurance Corporation warrants, and (b) any such Surplus Note Payments may only be made to the extent MBIA Insurance Corporation has sufficient “Eligible Surplus” to make such payments. The Fiscal Agency Agreement defines “Eligible Surplus” as MBIA Insurance Corporation “surplus as regards policyholders,” less the sum of its “common capital stock” and “preferred capital stock”, as shown on its annual and quarterly statements filed with state insurance regulatory authorities. While the insurance law does not explicitly set forth the calculation of “free and divisible surplus”, MBIA believes that the calculation of Eligible Surplus, as set forth in the Fiscal Agency Agreement and as accepted by the NYSDFS, is the appropriate calculation of “free and divisible surplus.” MBIA Insurance Corporation’s “free and divisible surplus,” determined as set forth above, was $199 million as of June 30, 2016 representing a decrease of $119 million from December 31, 2015. The decrease in MBIA Insurance Corporation’s “free and divisible surplus” during the first half of 2016 primarily resulted from a statutory net loss of $104 million for the six months ended June 30, 2016. MBIA Insurance Corporation is required to seek the Superintendent’s approval to make payments of interest and principal when scheduled on the Surplus Notes. There is no assurance the Superintendent will approve Surplus Note Payments. Notwithstanding the sufficiency of MBIA Insurance Corporation’s Eligible Surplus available for the payment of Surplus Note Payments, the NYSDFS may deny approval of any Surplus Note Payments if the Superintendent concludes that MBIA Insurance Corporation’s financial condition does not warrant such approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on the Surplus Notes since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of July 15, 2016, the scheduled interest payment date, there was $453 million of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

MBIA Corp.’s CPR and components thereto, as of June 30, 2016 and December 31, 2015 are presented in the following table:

	As of June 30,	As of December 31,
In millions	2016	2015
Policyholders’ surplus	$490	$609
Contingency reserves	265	276

Statutory capital	755	885
Unearned premium reserve	347	356
Present value of installment premiums(1) (4)	461	520

Premium resources (2)	808	876
Net loss and LAE reserves (1)	(246)	(332)
Salvage reserves (3)	930	994

Gross loss and LAE reserves	684	662

Total claims-paying resources	$2,247	$2,423

(1) -	Calculated using a discount rate of 5.18% as of June 30, 2016 and December 31, 2015.

(2) -	Includes financial guarantee and insured credit derivative related premiums.

(3) -	This amount primarily consists of expected recoveries related to the Company’s excess spread and put-backs.

(4) -	Based on the Company’s estimate of the remaining life for its insured exposures.

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

National maintains a simultaneous repurchase and reverse repurchase facility (“Asset Swap”) with MBIA Inc. which provides MBIA Inc. with eligible assets to pledge under investment agreements and derivative contracts. As of June 30, 2016, the notional amount used under each of these agreements was $132 million and the fair value of collateral pledged by National and MBIA Inc. under these agreements was $135 million and $142 million, respectively. The net average interest rate on these transactions was 0.39% and 0.24% for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, National held cash and short-term investments of $497 million, of which $441 million was highly liquid and comprised highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds. As of December 31, 2015, National held cash and short-term investments of $378 million, of which $336 million was highly liquid and comprised commercial paper, money market funds, and highly rated municipal, U.S. agency and corporate bonds.

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

During the six months ended June 30, 2016, $105 million was released to MBIA Inc. under the MBIA group tax sharing agreement and related escrow agreement. This amount represented National’s liability under the tax sharing agreement for the 2013 tax year, which was released from escrow pursuant to the terms under the tax sharing agreement following the expiration of National’s two-year net operating loss carry-back period under U.S. tax rules. As of June 30, 2016, $273 million was held in escrow for the 2014 through 2016 tax years. Based on our projections of National’s taxable income and the market performance of the Tax Escrow Account, we expect to release up to $94 million from the Tax Escrow Account related to the 2014 tax year in January of 2017. There can be no assurance that payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc.

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

As of June 30, 2016 and December 31, 2015, the liquidity positions of MBIA Inc. comprising cash and liquid assets for general corporate purposes, excluding the amounts held in escrow under its tax sharing agreement, were $295 million and $416 million, respectively.

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

MBIA Corp. has recorded expected excess spread recoveries of $408 million as of June 30, 2016 associated with insured second-lien RMBS issues, including recoveries related to consolidated VIEs. MBIA Corp. has also recorded expected recoveries related to its claims against Credit Suisse related to ineligible mortgage loans included in an MBIA Corp. insured RMBS transaction. There can be no assurance that it will be successful or not be delayed in realizing these recoveries. During the six months ended June 30, 2016, MBIA Corp. collected $58 million of excess spread recoveries related to insured second-lien RMBS issues. During the six months ended June 30, 2016, recoveries exceeded paid claims and LAE on second-lien RMBS issues by $21 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Over the last several years, the liquidity position of MBIA Corp. has been stressed by payments related to: RMBS exposures, both first and second-lien; CMBS exposures; commutations of insured transactions that reduces exposure and potential loss volatility; and a high yield corporate CDO exposure. Certain MBIA Corp. insured transactions, including the Zohar II Notes previously discussed, have near term substantial amounts due at maturity. If cash flows generated by Zohar II are insufficient to pay the Zohar II Notes in full at maturity in January of 2017, MBIA Corp. expects that the trustee for the Zohar II Notes would make a claim under its policy to satisfy any shortfall. As a result, MBIA Corp. continues to pursue strategies to restructure the Zohar II Notes and to increase its liquid assets. There is no assurance, however, that MBIA Corp. will be successful in the execution of any such strategies. Depending on the amount of actual future claims made to MBIA Corp., including those that could be made on the Zohar II Notes, and the amount and timing of future cash inflows received by MBIA Corp., MBIA Corp. may not have sufficient liquid assets to pay its claims in a timely manner, including potential claims on the Zohar II Notes. If the NYSDFS at any time concludes that MBIA Corp. does not have, or will be unable to raise sufficient liquid assets to pay its expected claims in a timely manner, including a claim on the Zohar II Notes, or will be unable to timely collect expected recoveries, it could, under Article 74 of the NYIL, put MBIA Insurance Corporation, exclusive of MBIA UK and MBIA Mexico, into a rehabilitation or liquidation proceeding, or issue an order directing MBIA Insurance Corporation to not pay claims. Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any material intercompany lending agreements or cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any significant liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK or MBIA Mexico.

As of June 30, 2016, MBIA Corp. held cash and investments of $993 million, of which $288 million comprised cash and highly liquid assets that were immediately available to MBIA Insurance Corporation. Included in the $993 million was $597 million of cash and investments held by MBIA Insurance Corporation’s subsidiaries. As of December 31, 2015, MBIA Corp. held cash and investments of $997 million, of which $264 million comprised cash and highly liquid assets that were immediately available to MBIA Insurance Corporation. Included in the $997 million was $642 million of cash and investments held by MBIA Insurance Corporation’s subsidiaries. Currently, MBIA UK can only pay dividends to MBIA Insurance Corporation with the approval of the PRA; however, there is no certainty as to when such consent would be provided.

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Percent Change
In millions	2016	2015
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$64	$34	88%
Investing activities	2,254	286	n/m
Financing activities	(2,232)	(531)	n/m
Effect of exchange rate changes on cash and cash equivalents	(3)	(4)	-25%
Cash and cash equivalents—beginning of period	522	782	-33%

Cash and cash equivalents—end of period	$605	$567	7%

n/m — Percent change not meaningful.

Operating activities

Net cash provided by operating activities increased for the six months ended June 30, 2016 compared with the same period of 2015 primarily due to a decrease in interest paid of $40 million and an increase in proceeds from financial guarantee recoveries of $20 million, partially offset by an increase in losses and LAE paid of $31 million.

Investing activities

Net cash provided by investing activities increased for the six months ended June 30, 2016 compared with the same period of 2015 primarily due to an increase in net proceeds from sales, paydowns and maturities of held-to-maturity investments of consolidated VIEs of $1.8 billion related to the deconsolidation of VIEs in 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Financing activities

Net cash used by financing activities increased for the six months ended June 30, 2016 compared with the same period of 2015 primarily due to an increase in the principal paydowns of consolidated VIE notes of $1.8 billion related to the deconsolidation of VIEs in 2016.

Investments

The following discussion of investments, including references to consolidated investments, excludes investments reported under “Assets of consolidated variable interest entities” on our consolidated balance sheets. Investments of VIEs support the repayment of VIE obligations and are not available to settle obligations of MBIA. Our available-for-sale (“AFS”) investments comprise high-quality fixed-income securities and short-term investments. The following table presents our investment portfolio as of June 30, 2016 and December 31, 2015:

In millions	As of June 30, 2016	As of December 31, 2015	Percent Change
Available-for-sale investments:
U.S. public finance insurance
Amortized cost	$4,112	$4,227	-3%
Unrealized net gain (loss)	77	(70)	n/m

Fair value	4,189	4,157	1%

International and structured finance insurance
Amortized cost	814	627	30%
Unrealized net gain (loss)	23	7	n/m

Fair value	837	634	32%

Corporate
Amortized cost	1,021	1,306	-22%
Unrealized net gain (loss)	86	23	n/m

Fair value	1,107	1,329	-17%

Total available-for-sale investments:
Amortized cost	5,947	6,160	-3%
Unrealized net gain (loss)	186	(40)	n/m

Total available-for-sale investments at fair value	6,133	6,120	-%

Investments carried at fair value:
U.S. public finance insurance
Amortized cost	47	112	-58%
Unrealized net gain (loss)	(1)	21	-105%

Fair value	46	133	-65%

International and structured finance insurance
Amortized cost	1	1	-%
Unrealized net gain (loss)	-	-	-%

Fair value	1	1	-%

Corporate
Amortized cost	74	95	-22%
Unrealized net gain (loss)	(3)	(2)	50%

Fair value	71	93	-24%

Total investments carried at fair value:
Amortized cost	122	208	-41%
Unrealized net gain (loss)	(4)	19	-121%

Total investments carried at fair value	118	227	-48%

Other investments at amortized cost:
U.S. public finance insurance	3	3	-%

Consolidated investments at carrying value	$6,254	$6,350	-2%

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

Credit Quality

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, based on ratings from Moody’s as of June 30, 2016 is presented in the following table. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance Insurance		Corporate		International and Structured Finance Insurance		Total
		% of		% of		% of		% of
		Fixed-		Fixed-		Fixed-		Fixed-
	Fair	Income	Fair	Income	Fair	Income	Fair	Income
In millions	Value	Investments	Value	Investments	Value	Investments	Value	Investments
Available-for-sale:
Aaa	$1,754	44%	$574	62%	$148	29%	$2,476	46%
Aa	1,170	29%	54	6%	266	53%	1,490	27%
A	741	18%	203	22%	63	13%	1,007	19%
Baa	143	4%	56	6%	10	2%	209	4%
Below investment grade	22	1%	12	1%	16	3%	50	1%
Not rated	171	4%	22	3%	-	-%	193	3%

Total	$4,001	100%	$921	100%	$503	100%	$5,425	100%
Short-term investments	184		183		334		701
Investments carried at fair value	46		71		1		118
Other investments	7		3		-		10

Consolidated investments at carrying value	$4,238		$1,178		$838		$6,254

As of June 30, 2016, the weighted average credit quality of the Company’s AFS investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance Insurance	International and Structured Finance Insurance	Corporate
Weighted average credit quality ratings	Aa	Aa	Aa

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by National and MBIA Corp. (“Company-Insured Investments”). As of June 30, 2016, Insured Investments at fair value represented $462 million or 7% of consolidated investments, of which $301 million or 5% of consolidated investments were Company-Insured Investments. As of June 30, 2016, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

The underlying ratings of the Company-Insured Investments as of June 30, 2016 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions	U.S. Public Finance Insurance	Corporate	International and Structured Insurance	Total
Underlying Ratings Scale
National:
Aa	$-	$26	$-	$26
A	147	82	-	229

Total National	$147	$108	$-	$255

MBIA Corp.:
Aa	$-	$20	-	$20
Baa	-	5	-	5
Below investment grade	-	10	11	21

Total MBIA Corp.	$-	$35	$11	$46

Total Company-Insured Investments	$147	$143	$11	$301

Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of June 30, 2016, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the Baa range, and investments rated below investment grade in the Company-Insured Investments were 3% of the total consolidated investment portfolio.

Impaired Investments

As of June 30, 2016 and December 31, 2015, we held impaired AFS investments (investments for which fair value was less than amortized cost) with a fair value of $777 million and $2.8 billion, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Debt Obligations

Principal payments due under our debt obligations for the six months ending December 31, 2016 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. The repayment of principal on our surplus notes is reflected in 2018, which is the next call date. Principal payments under investment agreements are based on scheduled withdrawal dates. All other principal payments are based on contractual maturity dates. Foreign currency denominated liabilities are presented in U.S. dollars using applicable exchange rates as of June 30, 2016, and liabilities issued at a discount reflect principal amounts due at maturity.

	As of June 30, 2016
In millions	Six Months Ending December 31, 2016	2017	2018	2019	2020	Thereafter	Total
Corporate segment:
Long-term debt	$-	$-	$-	$-	$-	$574	$574
Medium-term notes	67	40	56	56	-	1,113	1,332
Investment agreements	15	56	18	7	39	354	489
International and structured finance insurance segment:
Variable interest entity notes	142	242	325	195	112	1,666	2,682
Surplus notes	-	-	940	-	-	-	940

Total	$224	$338	$1,339	$258	$151	$3,707	$6,017

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

INTEREST RATE SENSITIVITY

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2016 from instantaneous shifts in interest rates:

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$601	$333	$150	$(169)	$(289)	$(417)

FOREIGN EXCHANGE RATE SENSITIVITY

The Company is exposed to foreign exchange rate risk in respect of assets and liabilities denominated in currencies other than U.S. dollars. In addition to our international insurance business, some of the remaining liabilities included in our corporate segment are denominated in currencies other than U.S. dollars. Also, the Company regularly makes investments denominated in foreign currencies. The majority of the Company’s foreign exchange rate risks is with the pound sterling and the euro. Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2016 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(2)	$(1)	$1	$2

CREDIT RATE SENSITIVITY

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2016 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. National’s investment portfolio would generally be expected to experience lower credit spread volatility than other investment portfolios since National has higher credit quality and portfolio composition in sectors that have been less volatile historically. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio.

	Change in Credit Spreads
In millions	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$123	$(100)	$(375)

CREDIT DERIVATIVES SENSITIVITY

MBIA Corp. issued insurance policies insuring payments due on structured credit derivative contracts which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, ABS, RMBS and CMBS. These transactions were usually underwritten at or above a triple-A credit rating level. As of June 30, 2016, approximately 30% of the tranches insured by the Company were rated triple-A.

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

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s credit derivatives portfolio of instantaneous shifts in credit spreads as of June 30, 2016. In scenarios where credit spreads decreased, a floor of zero was used.

	Change in Credit Spreads
	(International and Structured Finance Insurance)
In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$5	$2	$-	$-	$-	$(2)	$(5)
Estimated net fair value	$(99)	$(102)	$(104)	$(104)	$(104)	$(106)	$(109)

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

The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio by projecting a hypothetical change in the credit ratings as of June 30, 2016. A notch represents a one-step movement up or down in the credit rating.

	Change in Credit Ratings
	(International and Structured Finance Insurance)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$12	$2	$-	$(3)	$(9)
Estimated net fair value	$(92)	$(102)	$(104)	$(107)	$(113)

Recovery rates on defaulted collateral are an input into MBIA Corp.’s valuation model. Sensitivity to changes in the recovery rate assumptions used by MBIA Corp. can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio based on a change in the recovery rate assumptions as of June 30, 2016.

	Change in Recovery Rates
	(International and Structured Finance Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$7	$4	$-	$(4)	$(8)
Estimated net fair value	$(97)	$(100)	$(104)	$(108)	$(112)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Accounting principles for fair value measurements require MBIA Corp. to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in MBIA Corp.’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivative portfolio. The actual upfront spread used in the valuation as of June 30, 2016 ranged from 14.49% to 27.92% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Corp.’s Upfront Credit Spread
	(International and Structured Finance Insurance)
In millions	Increase by 15 Percentage Points	Increase by 7 Percentage Points	No Change	Decrease to 7 Percentage Points	Decrease to 15 Percentage Points
Estimated pre-tax net gains (losses)	$22	$11	$-	$(12)	$(24)
Estimated net fair value	$(82)	$(93)	$(104)	$(116)	$(124)

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

While several factors influence the value of the Company’s warrants, including stock price, stock volatility, interest rates and dividends, changes in the value of the Company’s warrants are primarily driven by changes in the Company’s stock price and volatility. The following tables present the estimated pre-tax change in fair value and the estimated aggregate fair value of the Company’s warrants assuming hypothetical stock price and volatility changes as of June 30, 2016. Each table stands on its own and should be read independent of each other.

	Change in Stock Price
In millions	25% Increase	10% Increase	No Change	10% Decrease	25% Decrease
Estimated pre-tax net gains (losses)	$(11)	$(4)	$-	$7	$7
Estimated net fair value	$(24)	$(17)	$(13)	$(6)	$(6)

	Change in Stock Volatility
In millions	10% Increase	5% Increase	No Change	5% Decrease	10% Decrease
Estimated pre-tax net gains (losses)	$(5)	$(3)	$-	$2	$4
Estimated net fair value	$(18)	$(16)	$(13)	$(11)	$(9)

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

The Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) is experiencing fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalance, limited access to the capital markets, a stagnating local economy, net migration of people out of Puerto Rico and a high debt burden. Although Puerto Rico has tried to address its significant financial challenges through various fiscal policies, it continues to experience fiscal stress. The Governor of Puerto Rico has stated that the island’s approximately $70 billion in debt is “not payable” and has actively lobbied the U.S. Congress for bankruptcy reform and other Federal support. Furthermore, the Governor formed a working group to study and make recommendations regarding Puerto Rico’s short- and long-term challenges. In September of 2015, this working group released a report that projected a sizable deficit of available cash resources to expenses and debt service over the next five years absent meaningful fiscal and structural reform, and concluded that a voluntary adjustment of the terms of the Commonwealth’s debt is necessary. On June 30, 2016, after passage by the United States Congress, the President of the United States signed into law the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”). PROMESA provides a statutory framework for the creation of an independent oversight board with powers relating to, among other things, the development and implementation of fiscal plans for Puerto Rico, as well as collective action and judicial processes—separate from the Federal Bankruptcy Code—by which Puerto Rico may restructure its debt on a consensual or non-consensual basis. While National anticipates consensual negotiations with the oversight board and Puerto Rico pursuant to PROMESA, there can be no assurance that National will be able to avoid a non-consensual outcome which could result in unanticipated losses to National which could be material.

We continue to believe, based on our analysis of Puerto Rico’s fiscal and structural circumstances, the details of our insured exposures, and our legal and contractual rights, that all of our insured Puerto Rico related debt will ultimately be substantially repaid. As of June 30, 2016, National had $3.9 billion of gross par outstanding $4.3 billion of gross par outstanding when including accreted interest on capital appreciation bonds related to Puerto Rico. Puerto Rico may be unable or unwilling to pay their obligations as and when due, in which case National would be required to pay claims of unpaid principal and interest when due under its insurance policies, which could be material. While National would seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National may experience material losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part II, Item 7 of MBIA’s 2015 Form 10-K and in Part I, Item 2 of this Form 10-Q for additional information on our Puerto Rico exposures.

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

At this time, MBIA Corp. is particularly focused on the policy it issued on a series of notes (the “Zohar II Notes”) issued by Zohar II 2005-1, Limited (“Zohar II”), a high yield corporate collateralized debt obligation (“CDO”), which mature in January of 2017 and which, as of June 30, 2016, had $772 million of gross par outstanding. According to the sponsor and former collateral manager of Zohar II (the “Zohar Sponsor”), the assets of Zohar II include loans made to, and equity interests in, companies that the Zohar Sponsor purports to control (the “Zohar II Collateral”). MBIA Corp. does not currently expect Zohar II to have sufficient cash flow to repay a substantial amount of the currently outstanding Zohar II Notes at maturity in January of 2017. If cash flows generated by Zohar II are insufficient to pay the Zohar II Notes in full at maturity, MBIA Corp. expects that the trustee for the Zohar II Notes would make a claim under its policy to satisfy any shortfall. If MBIA Corp. is unable to successfully implement the strategies described below (or others having similar effect), it does not expect to have a sufficient amount of liquid assets to pay the Zohar II Notes in full at maturity.

As a result, MBIA Corp. continues to pursue strategies to restructure the Zohar II Notes and to increase its liquid assets, including, primarily, through a potential sale of MBIA Insurance Corporation’s wholly-owned subsidiary, MBIA UK. There is no assurance, however, that MBIA Corp. will be successful in the execution of any such strategies. In the event that MBIA Corp. makes any payment in respect of the Zohar II Notes, it will be entitled to reimbursement of such payment plus interest. MBIA Corp. believes that the primary source of such reimbursement will come from the liquidation of the Zohar II Collateral.

In addition, MBIA Corp. insured the class A-1 and A-2 notes issued by Zohar I 2003-1, Limited (“Zohar I”), a high yield CDO that also owns loans made to, and equity interests in, companies purportedly controlled by the Zohar Sponsor (the “Zohar I Collateral”). Zohar I matured on November 20, 2015 and, after it failed to pay the amounts due on the A-1 and A-2 notes, MBIA Corp. paid a claim of $149 million on such insured notes. As a result, MBIA Corp. is entitled to seek reimbursement of such claim plus interest and expenses from Zohar I and/or to exercise certain rights and remedies to seek recovery of such claim.

While MBIA Corp. will seek to recover any payments it makes (plus interest and expenses) with respect to the Zohar I Notes and the Zohar II Notes, there can be no assurance that the value of the Zohar I and Zohar II Collateral will be sufficient to permit MBIA Corp. to recover all or substantially all of any such payments.

If the New York State Department of Financial Services (“NYSDFS”) at any time concludes that MBIA Insurance Corporation does not have, or will be unable to raise sufficient liquid assets to pay its expected claims in a timely manner, including a claim on the Zohar II Notes, or will be unable to timely collect expected recoveries, it could, under Article 74 of the NYIL, put MBIA Insurance Corporation, exclusive of MBIA UK and MBIA Mexico, into a rehabilitation or liquidation proceeding, or issue an order directing MBIA Insurance Corporation to not pay claims. The determination to commence such a proceeding or issue such an order is not within the control of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2015, the Company’s Board of Directors authorized the repurchase by the Company and its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization. As of June 30, 2016, there was no remaining authorized capacity under the October 28, 2015 repurchase program.

On February 23, 2016, the Company’s Board of Directors authorized the repurchase by the Company and its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization. As of August 2, 2016, $88 million remained available under this new program. The table below presents repurchases made by the Company in each month during the second quarter of 2016:

			Total Number	Maximum
	Total	Average	of Shares	Amount That May
	Number	Price	Purchased as	Be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plan (2)
Month	Purchased(1)	Share	Announced Plan	(in millions)
April	827	$8.16	-	$100
May	1,000,932	7.39	1,000,000	93
June	734,623	6.51	673,602	88

	1,736,382	$7.02	1,673,602	$88

(1) -	62,780 shares were purchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.
(2) -	On February 23, 2016, the Company’s Board of Directors authorized the repurchase of common stock up to $100 million under a new share repurchase program.

Item 6. Exhibits

+31.1.	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2.	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1.	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+101.

Additional Exhibits - MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated

Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended

June 30, 2016, formatted in XBRL.

+ Filed Herewith

* Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: August 8, 2016	/s/ Anthony McKiernan
Anthony McKiernan
Chief Financial Officer

Date: August 8, 2016	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)