Form 10-Q
period 2016-09-30
MBIA INC
filed 2016-11-08
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 2, 2016, 135,741,783 shares of Common Stock, par value $1 per share, were outstanding.

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

The following are some of the general factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:

•

increased credit losses or impairments on public finance obligations that National Public Finance Guarantee Corporation (“National”) insures issued by state, local and territorial governments and finance authorities and other providers of public services, located in the U.S. or abroad, that are experiencing fiscal stress;

•	the possibility that loss reserve estimates are not adequate to cover potential claims;

•

a disruption in the cash flow from our subsidiaries or an inability to access the capital markets and our exposure to significant fluctuations in liquidity and asset values in the global credit markets as a result of collateral posting requirements;

•	our ability to fully implement our strategic plan, including our ability to maintain high stable credit ratings for National and generate investor demand for our financial guarantees;

•

the possibility that MBIA Insurance Corporation will have inadequate liquidity or resources to timely pay claims as a result of higher than expected losses on certain structured finance transactions or as a result of a delay or failure in collecting expected recoveries, which could lead the New York State Department of Financial Services (“NYSDFS”) to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the New York Insurance Law and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders;

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

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	September 30, 2016	December 31, 2015
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $5,131 and $5,155)	$5,295	$5,145
Investments carried at fair value	73	177
Investments pledged as collateral, at fair value (amortized cost $231 and $322)	227	291
Short-term investments held as available-for-sale, at fair value (amortized cost $756 and $720)	756	721
Other investments (includes investments at fair value of $6 and $13)	9	16

Total investments	6,360	6,350
Cash and cash equivalents	191	464
Premiums receivable	707	792
Deferred acquisition costs	137	168
Insurance loss recoverable	528	577
Deferred income taxes, net	963	951
Other assets	143	156
Assets of consolidated variable interest entities:
Cash	25	58
Investments held-to-maturity, at amortized cost (fair value $573 and $2,401)	890	2,689
Fixed-maturity securities at fair value	270	932
Loans receivable at fair value	1,142	1,292
Loan repurchase commitments	404	396
Other assets	27	11

Total assets	$11,787	$14,836

Liabilities and Equity
Liabilities:
Unearned premium revenue	$1,344	$1,591
Loss and loss adjustment expense reserves	513	516
Long-term debt	1,975	1,889
Medium-term notes (includes financial instruments carried at fair value of $106 and $161)	932	1,016
Investment agreements	418	462
Derivative liabilities	383	314
Other liabilities	229	211
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $1,433 and $2,362)	2,323	5,051
Derivative liabilities	-	45

Total liabilities	8,117	11,095

Commitments and contingencies (Refer to Note 13)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—283,529,999 and 281,833,618	284	282
Additional paid-in capital	3,153	3,138
Retained earnings	2,965	3,038
Accumulated other comprehensive income (loss), net of tax of $2 and $51	35	(61)
Treasury stock, at cost—147,806,592 and 130,303,241 shares	(2,779)	(2,668)

Total shareholders’ equity of MBIA Inc.	3,658	3,729
Preferred stock of subsidiary	12	12

Total equity	3,670	3,741

Total liabilities and equity	$11,787	$14,836

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Premiums earned:
Scheduled premiums earned	$42	$47	$131	$153
Refunding premiums earned	35	37	94	123

Premiums earned (net of ceded premiums of $2, $2, $5 and $7)	77	84	225	276
Net investment income	39	38	115	112
Fees and reimbursements	22	1	24	4
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(4)	(18)	(20)	(30)
Unrealized gains (losses) on insured derivatives	20	21	-	121

Net change in fair value of insured derivatives	16	3	(20)	91
Net gains (losses) on financial instruments at fair value and foreign exchange	38	(55)	(17)	20
Net investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	-	(1)	(1)	(10)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	-	(2)	-	-

Net investment losses related to other-than-temporary impairments	-	(3)	(1)	(10)
Net gains (losses) on extinguishment of debt	-	-	5	(1)
Other net realized gains (losses)	(2)	(1)	(3)	18
Revenues of consolidated variable interest entities:
Net investment income	5	12	25	37
Net gains (losses) on financial instruments at fair value and foreign exchange	8	13	-	9

Total revenues	203	92	353	556
Expenses:
Losses and loss adjustment	50	39	149	79
Amortization of deferred acquisition costs	10	11	30	37
Operating	32	35	97	102
Interest	49	49	148	149
Expenses of consolidated variable interest entities:
Operating	3	3	10	10
Interest	4	10	20	29

Total expenses	148	147	454	406

Income (loss) before income taxes	55	(55)	(101)	150
Provision (benefit) for income taxes	24	(20)	(28)	52

Net income (loss)	$31	$(35)	$(73)	$98

Net income (loss) per common share:
Basic	$0.23	$(0.23)	$(0.55)	$0.56
Diluted	$0.23	$(0.23)	$(0.55)	$0.55
Weighted average number of common shares outstanding:
Basic	131,633,411	155,239,723	133,368,752	169,610,370
Diluted	132,042,067	155,239,723	133,368,752	170,566,386

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$31	$(35)	$(73)	$98
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	(20)	51	204	(35)
Provision (benefit) for income taxes	(7)	19	72	(11)

Total	(13)	32	132	(24)
Reclassification adjustments for (gains) losses included in net income (loss)	(1)	6	7	10
Provision (benefit) for income taxes	(1)	1	2	3

Total	-	5	5	7
Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	-	(1)	7	(5)
Provision (benefit) for income taxes	-	(1)	2	(2)

Total	-	-	5	(3)
Reclassification adjustments for (gains) losses included in net income (loss)	-	3	-	3
Provision (benefit) for income taxes	-	1	-	1

Total	-	2	-	2
Foreign currency translation:
Foreign currency translation gains (losses)	(15)	(18)	(70)	(19)
Provision (benefit) for income taxes	(5)	(5)	(24)	(6)

Total	(10)	(13)	(46)	(13)

Total other comprehensive income (loss)	(23)	26	96	(31)

Comprehensive income (loss)	$8	$(9)	$23	$67

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Nine Months Ended September 30, 2016

(In millions except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’ Equity	Preferred Stock of Subsidiary		Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	of MBIA Inc.	Shares	Amount	Equity
Balance, December 31, 2015	281,833,618	$282	$3,138	$3,038	$(61)	(130,303,241)	$(2,668)	$3,729	1,315	$12	$3,741

Net income (loss)	-	-	-	(73)	-	-	-	(73)	-	-	(73)
Other comprehensive income (loss)	-	-	-	-	96	-	-	96	-	-	96
Share-based compensation	1,696,381	2	15	-	-	(943,414)	(6)	11	-	-	11
Treasury shares acquired under share repurchase program	-	-	-	-	-	(16,559,937)	(105)	(105)	-	-	(105)

Balance, September 30, 2016	283,529,999	$284	$3,153	$2,965	$35	(147,806,592)	$(2,779)	$3,658	1,315	$12	$3,670

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Premiums, fees and reimbursements received	$87	$66
Investment income received	249	263
Insured derivative commutations and losses paid	(24)	(42)
Financial guarantee losses and loss adjustment expenses paid	(324)	(68)
Proceeds from recoveries and reinsurance	88	61
Operating and employee related expenses paid	(99)	(99)
Interest paid, net of interest converted to principal	(102)	(130)
Income taxes (paid) received	(4)	(9)

Net cash provided (used) by operating activities	(129)	42

Cash flows from investing activities:
Purchases of available-for-sale investments	(2,112)	(1,497)
Sales of available-for-sale investments	1,785	630
Paydowns and maturities of available-for-sale investments	410	463
Purchases of investments at fair value	(88)	(324)
Sales, paydowns and maturities of investments at fair value	197	447
Sales, paydowns and maturities (purchases) of short-term investments, net	90	582
Sales, paydowns and maturities of held-to-maturity investments	1,799	50
Sales, paydowns and maturities of other investments	1	-
Paydowns and maturities of loans receivable	188	172
Consolidation of variable interest entities	1	7
(Payments) proceeds for derivative settlements	(36)	33
Collateral (to) from swap counterparty	10	(64)
Capital expenditures	(1)	(3)
Other investing	(8)	47

Net cash provided (used) by investing activities	2,236	543

Cash flows from financing activities:
Proceeds from investment agreements	17	21
Principal paydowns of investment agreements	(63)	(88)
Principal paydowns of medium-term notes	(122)	(116)
Principal paydowns of variable interest entity notes	(2,136)	(392)
Principal paydowns of long-term debt	-	(11)
Purchases of treasury stock	(108)	(300)

Net cash provided (used) by financing activities	(2,412)	(886)

Effect of exchange rate changes on cash and cash equivalents	(1)	11
Net increase (decrease) in cash and cash equivalents	(306)	(290)
Cash and cash equivalents—beginning of period	522	782

Cash and cash equivalents—end of period	$216	$492

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(73)	$98
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	61	63
Deferred acquisition costs	31	35
Unearned premium revenue	(197)	(274)
Loss and loss adjustment expense reserves	(1)	(24)
Insurance loss recoverable	(98)	96
Accrued interest payable	82	78
Accrued expenses	4	-
Unrealized (gains) losses on insured derivatives	-	(121)
Net (gains) losses on financial instruments at fair value and foreign exchange	17	(29)
Other net realized (gains) losses	3	(18)
Deferred income tax provision (benefit)	(33)	50
Interest on variable interest entities, net	45	51
Other operating	30	37

Total adjustments to net income (loss)	(56)	(56)

Net cash provided (used) by operating activities	$(129)	$42

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

Business Developments

Sale of MBIA UK and Cutwater

In September of 2016, MBIA Insurance Corporation announced that its wholly-owned subsidiary, MBIA UK (Holdings) Limited, entered into an agreement to sell MBIA UK to Assured Guaranty Corp. (“Assured”), a subsidiary of Assured Guaranty Ltd. (the “Sale Transaction”). The Sale Transaction consists of the transfer to the Company of notes issued by Zohar II 2005-1, Limited (“Zohar II”) collateralized debt obligation (“CDO”), (the “Zohar II Notes”), with an aggregate outstanding principal amount of approximately $347 million (the “Assured Zohar II Notes”), in exchange for the shares of MBIA UK and a cash payment to Assured of $23 million. The Sale Transaction is subject to certain closing conditions, including the receipt of regulatory approvals from the Prudential Regulation Authority (“PRA”), the Financial Conduct Authority (“FCA”) of the United Kingdom, the New York State Department of Financial Services (“NYSDFS”) and the Maryland Insurance Administration.

The sale of MBIA UK is part of MBIA Corp.’s strategy to address the maturity of the Zohar II Notes on January 20, 2017 (the “Zohar Maturity Date”), which are insured by MBIA Corp. and had $770 million of insured gross par outstanding as of September 30, 2016. MBIA Insurance Corporation expects that on the Zohar Maturity Date, it will be required to pay a claim under its policy for the amount due on the Zohar II Notes (the “Zohar II Claim”). MBIA Insurance Corporation does not expect to have sufficient liquidity to pay such claim on the Zohar II Notes unless it arranges third-party financing to enable it to pay the claim, which it is currently working to arrange. There is no assurance that the Sale Transaction will be completed, that third-party financing will be available, or that MBIA Corp.’s strategies will be successful. Accordingly, closing of this sale is uncertain. Should the Company satisfactorily resolve these uncertainties, the Sale Transaction is scheduled to close in early January of 2017.

Effective on January 1, 2015, the Company exited its advisory services business through the sale of Cutwater Holdings, LLC and its subsidiaries (“Cutwater”) to a subsidiary of The Bank of New York Mellon Corporation. Refer to “Note 10: Business Segments” for further information about the Company’s operating segments.

National Ratings and New Business Opportunities

National’s ability to write new business and compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by the rating agencies. As of September 30, 2016, National had the following ratings: AA+ with a stable outlook by Kroll Bond Rating Agency; AA- with a stable outlook by Standard & Poor’s Financial Services LLC (“S&P”); and A3 with a negative outlook by Moody’s Investors Service, Inc. (“Moody’s”).

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

In particular, the Commonwealth of Puerto Rico is experiencing significant fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalance, limited access to the capital markets, a stagnating local economy, net migration of people out of Puerto Rico and a high debt burden. Although Puerto Rico has tried to address its challenges through various fiscal policies, it continues to experience significant fiscal stress. On July 1, 2016, Puerto Rico defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $173 million as a result. The Company continues to believe, based on its analysis of Puerto Rico’s fiscal and structural circumstances, the details of its insured exposures, and its legal and contractual rights, that all of National’s insured Puerto Rico related debt, and any claims National has made thereon, will ultimately be substantially repaid.

MBIA Corp. Insured Portfolio

MBIA Corp.’s primary objectives are to satisfy any claims of its policyholders, and to maximize future recoveries, if any, for its surplus note holders and, thereafter, its preferred stock holders. MBIA Corp. is executing this strategy by reducing and mitigating potential losses on its insurance exposures and pursuing various actions focused on maximizing the collection of recoveries. The Company does not expect to write new business in its international and structured finance insurance segment for the foreseeable future.

MBIA Corp.’s insured portfolio could deteriorate and result in additional significant loss reserves and claim payments. MBIA Corp.’s ability to meet its obligations is limited by available liquidity and its ability to secure additional liquidity through financing and other transactions. There can be no assurance that MBIA Corp. will be successful in generating sufficient cash to meet its obligations.

Zohar

At this time, MBIA Insurance Corporation is particularly focused on the policy it issued on the Zohar II Notes. According to the sponsor and former collateral manager of Zohar II (the “Zohar Sponsor”), the assets of Zohar II include, among other things, loans made to, and equity interests in, companies that the Zohar Sponsor purports to control (the “Zohar II Collateral”). MBIA Insurance Corporation expects that on the Zohar Maturity Date, it will be required to pay a claim under its policy for the Zohar II Claim. MBIA Insurance Corporation does not expect to have sufficient liquidity to pay such claim on the Zohar II Notes unless it arranges third-party financing to enable it to pay the claim.

MBIA Insurance Corporation is currently seeking to arrange third-party financing to increase its liquid assets to ensure that it has sufficient liquidity to pay the Zohar II Claim. MBIA Insurance Corporation’s ability to arrange such financing, however, is constrained, and there is no assurance that it will be able to secure financing on acceptable terms. MBIA Insurance Corporation believes that any third-party financing will require approval by the NYSDFS. MBIA Insurance Corporation anticipates that the approval by the NYSDFS of the sale of MBIA UK, described herein, and of any third-party financing, if granted, would be based on (among other things) the NYSDFS concluding that MBIA Insurance Corporation will successfully execute its strategies to meet its obligations on the Zohar II Notes in a manner acceptable to the NYSDFS.

MBIA Insurance Corporation believes that if the NYSDFS concludes at any time that MBIA Insurance Corporation will not be able to satisfy its obligations under the Zohar II Notes on terms satisfactory to the NYSDFS, while maintaining sufficient assets to readily pay other policyholder claims, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the New York Insurance Law (“NYIL”) and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the NYSDFS. The NYSDFS enjoys broad discretion in this regard, and any determination they may make would not be limited to consideration of the matters described above. No assurance is given as to what action, if any, the NYSDFS may take. MBIA Insurance Corporation has also commenced preparing contingency plans with respect to a potential rehabilitation proceeding in the event that it is unable to restructure the Zohar II Notes or arrange financing to pay the amounts due on the Zohar II Notes on the Zohar Maturity Date, in each case on terms acceptable to MBIA Insurance Corporation.

In the event that MBIA Insurance Corporation makes any payment in respect of the Zohar II Notes, it will be entitled to reimbursement of such payment plus interest. MBIA Insurance Corporation believes that the primary source of such reimbursement will come from the liquidation of the Zohar II Collateral.

In addition, MBIA Insurance Corporation insured the class A-1 and A-2 notes (the “Zohar I Insured Notes”) issued by Zohar CDO 2003-1, Limited (“Zohar I”), a high yield corporate CDO, the assets of which also include, among other things, loans made to, and equity interests in, companies purportedly controlled by the Zohar Sponsor (all the assets of Zohar I, the “Zohar I Assets”). The Zohar I Insured Notes matured on November 20, 2015 and, after Zohar I failed to pay the amounts due on the Zohar I Insured Notes, MBIA Insurance Corporation paid a claim of $149 million on such Zohar I Insured Notes. As a result, MBIA Insurance Corporation is entitled to seek reimbursement of such claim plus interest and expenses (the “MBIA Zohar I Claim”) from Zohar I and/or to exercise certain rights and remedies to seek recovery of such claim. In connection with the exercise of its rights and remedies, MBIA Insurance Corporation has directed the trustee for Zohar I to commence an auction (the “Auction”) of all of the Zohar I Assets. All bids in the Auction are scheduled to be submitted by no later than November 29, 2016. MBIA Insurance Corporation has the right to submit a credit bid in the Auction for some or all of the Zohar I Assets up to the amount of the MBIA Zohar I Claim (the “MBIA Credit Bid”). In the event that any cash bids submitted in the Auction exceeds the MBIA Credit Bid, the Zohar I Assets will be sold for cash, and the cash will be applied pursuant to the Zohar I indenture priority of payments and the amounts remaining after payment of any senior expenses will be distributed to MBIA Insurance Corporation as reimbursement for the MBIA Zohar I Claim. In the event the MBIA Credit Bid is the highest bid submitted in the Auction, the Zohar I Assets will be transferred to MBIA Insurance Corporation in satisfaction of the MBIA Zohar I Claim.

While MBIA Insurance Corporation will seek to recover any payments it makes (plus interest and expenses) with respect to the Zohar I Notes and the Zohar II Notes, there can be no assurance that the value of the Zohar I Assets and/or Zohar II Assets will be sufficient to permit MBIA Insurance Corporation to recover all or substantially all of any such payments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any material intercompany lending agreements or cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, the Company does not believe that a rehabilitation or liquidation proceeding with respect to MBIA Insurance Corporation would have any significant liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK or MBIA Mexico. Such a proceeding could have material adverse consequences for MBIA Insurance Corporation, including the termination of insured credit default swaps (“CDS”) and other derivative contracts for which counterparties may assert market-based claims, the acceleration of debt obligations issued by affiliates and insured by MBIA Insurance Corporation, the loss of control of MBIA Insurance Corporation to a rehabilitator or liquidator, and unplanned costs.

RMBS Recoveries

The amount and timing of projected collections from excess spread from residential mortgage-backed securities (“RMBS”) and the put-back recoverable from Credit Suisse Securities (USA) LLC, DLJ Mortgage Capital, Inc., and Select Portfolio Servicing Inc. (collectively, “Credit Suisse”) are uncertain. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about MBIA Corp.’s loss reserves and recoveries.

Corporate Liquidity

As of September 30, 2016 and December 31, 2015, the liquidity position of MBIA Inc. was $237 million and $416 million, respectively. The term “liquidity position” refers to cash and liquid assets available for general liquidity purposes. During the nine months ended September 30, 2016, $105 million was released to MBIA Inc. and National paid $73 million for estimated 2016 taxes under the MBIA group’s tax sharing agreement and related escrow agreement (the “Tax Escrow Account”). The $105 million released to MBIA Inc. represented National’s tax liability under the tax sharing agreement for the 2013 tax year. Subsequent to September 30, 2016, National declared and paid a dividend of $118 million to its ultimate parent, MBIA Inc. Based on the Company’s projections of National’s dividends, payments into the Tax Escrow Account, and other cash inflows, the Company expects that MBIA Inc. will have sufficient cash to satisfy its debt service and general corporate needs. However, MBIA Inc. continues to have liquidity risk which could be triggered by deterioration in the performance of invested assets, interruption of or reduction in dividends or tax payments received from operating subsidiaries, impaired access to the capital markets, as well as other factors which cannot be anticipated at this time. Furthermore, failure by MBIA Inc. to settle liabilities that are also insured by MBIA Corp. could result in claims on MBIA Corp.

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

The results of operations for the three and nine months ended September 30, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016. The December 31, 2015 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in the prior year’s financial statements to conform to the current presentation. Such reclassifications did not materially impact total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

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

Nonconsolidated VIEs

Insurance

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of September 30, 2016 and December 31, 2015, through its insurance operations. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs as of September 30, 2016 and December 31, 2015. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured CDS contracts and any investments in obligations issued by nonconsolidated VIEs.

	September 30, 2016
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities(6)
Insurance:
Global structured finance:
Collateralized debt obligations	$3,487	$2,095	$49	$3	$-	$1	$58	$1
Mortgage-backed residential	9,857	5,085	22	28	347	27	339	-
Mortgage-backed commercial	270	158	-	-	-	-	-	-
Consumer asset-backed	5,021	1,397	-	7	1	6	7	-
Corporate asset-backed	3,560	2,517	4	21	-	23	-	-

Total global structured finance	22,195	11,252	75	59	348	57	404	1
Global public finance	44,313	12,802	-	143	-	161	-	-

Total insurance	$66,508	$24,054	$75	$202	$348	$218	$404	$1

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

(6) -	Reported within “Derivative liabilities” on MBIA’s consolidated balance sheets.

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

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $2.8 billion and $2.3 billion, respectively, as of September 30, 2016, and $5.4 billion and $5.1 billion, respectively, as of December 31, 2015. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. One additional VIE was consolidated during the nine months ended September 30, 2016 and one additional VIE was consolidated during the nine months ended September 30, 2015.

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

Note 5: Loss and Loss Adjustment Expense Reserves

Loss and Loss Adjustment Expense Process

U.S. Public Finance Insurance

U.S. public finance insured transactions consist of municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utilities, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. The Company estimates future losses by using probability-weighted cash flow scenarios that are customized to each insured transaction. Future loss estimates consider debt service due for each insured transaction, which includes par outstanding and interest due, as well as recoveries for such payments, if any. Gross par outstanding for capital appreciation bonds represents the par amount at the time of issuance of the insurance policy.

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

RMBS Case Basis Reserves (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies. The Company’s first-lien RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company’s second-lien RMBS case basis reserves relate to RMBS backed by home equity lines of credit and closed-end second mortgages. The Company calculated RMBS case basis reserves as of September 30, 2016 for both first and second-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for additional information on the Company’s first and second-lien mortgage loan Roll Rate Methodology.

The Company monitors portfolio performance on a monthly basis against projected performance, reviewing delinquencies, roll rates, and prepayment rates (including voluntary and involuntary). However, loan performance remains difficult to predict and losses may exceed expectations. In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves accordingly. If actual performance were to remain at the current levels for six additional months compared to the probability-weighted outcome currently used by the Company, the addition to its second-lien case basis reserves would be approximately $26 million.

RMBS Recoveries

The Company primarily records two types of recoveries related to insured RMBS exposures: excess spread that is generated from the trust structures in the insured transactions; and second-lien “put-back” claims related to those mortgage loans whose inclusion in insured securitizations failed to comply with representations and warranties (“ineligible loans”).

Excess Spread

Excess spread is generated by performing loans within insured RMBS securitizations and is the difference between interest inflows on mortgage loan collateral and interest outflows on the insured RMBS notes. The amount of excess spread depends on the future loss trends (which include future delinquency trends, average time to charge-off/liquidate delinquent loans, and the availability of pool mortgage insurance), the future spread between Prime and LIBOR interest rates, and borrower refinancing behavior (which may be affected by a continued low interest rate environment) that results in voluntary prepayments. Minor deviations in loss trends and voluntary prepayments may substantially impact the amounts collected from excess spread. Excess spread may also include estimated recoverables from mortgage insurance contracts and subsequent recoveries on charged-off loans associated with the insured RMBS securitizations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Second-lien Put-Back Claims Related to Ineligible Mortgage Loans

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

Based on the Company’s assessment of the strength of its contractual put-back rights against Credit Suisse, which it is pursuing through litigation claims, as well as on its prior settlements with other sellers/servicers and success of other monolines’ put-back settlements, the Company believes it will prevail in enforcing its contractual rights and that it is entitled to collect the full amount of its incurred losses, which totaled $432 million through September 30, 2016. The Company is also entitled to collect interest on amounts paid; it believes that in context of its put-back litigation, the appropriate interest rate should be the New York State statutory rate. However, the Company currently calculates its put-back recoveries using the contractual interest rate, which is lower than the New York State statutory rate.

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

The Company continues to consider all relevant facts and circumstances in developing its assumptions on expected cash inflows, probability of potential recoveries (including the outcome of litigation) and recovery period. The estimated amount and likelihood of potential recoveries are expected to be revised and supplemented to the extent there are developments in the pending litigation and/or changes to the financial condition of Credit Suisse. While the Company believes it will be successful in realizing its recoveries from its contract claims against Credit Suisse, the ultimate amount recovered may be materially different from that recorded by the Company given the inherent uncertainty of the manner of resolving the claims (i.e., litigation and/or negotiated out-of-court settlement) and the assumptions used in the required estimation process for accounting purposes which are based, in part, on judgments and other information that are not easily corroborated by historical data or other relevant benchmarks.

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

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, for additional information on the Company’s loss reserving process including risk-management activities.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Summary of Loss and LAE Reserves and Recoveries

The Company’s loss and LAE reserves and recoveries, along with amounts that were eliminated as a result of consolidating VIEs, as of September 30, 2016 and December 31, 2015, are presented in the following table:

	As of	As of
In millions	September 30, 2016	December 31, 2015
U.S. Public Finance Insurance Segment:
Loss and LAE reserves	$72	$45
Insurance loss recoverable	174	4

International and Structured Finance Insurance Segment:
Second-lien RMBS:
Loss and LAE reserves after VIE elimination	33	51
Loss and LAE reserves VIE elimination	15	16
Excess Spread after VIE elimination(1)	318	406
Excess Spread VIE elimination(2)	63	93
Put-Back Claims(3)	404	396

First-lien RMBS:
Loss and LAE reserves after VIE elimination	322	277
Loss and LAE reserves VIE elimination	17	5
Excess Spread after VIE elimination(4)	77	80
Excess Spread VIE elimination(5)	21	8

CDOs:
Loss and LAE reserves after VIE elimination	77	133
Loss and LAE reserves VIE elimination	191	190
Insurance Loss Recoverable after VIE elimination	-	148
Insurance Loss Recoverable VIE elimination	147	-

Other:
Loss and LAE reserves after VIE elimination	9	10
Loss and LAE reserves VIE elimination	28	-
Insurance Loss Recoverable	5	9

(1) -	As of September 30, 2016 and December 31, 2015, $309 million and $382 million were included in “Insurance loss recoverable” and $9 million and $24 million were included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets, respectively.

(2) -	As of September 30, 2016 and December 31, 2015, $62 million and $87 million were eliminated from “Insurance loss recoverable” and $1 million and $6 million were eliminated from “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets, respectively.

(3) -	Reflected in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

(4) -	As of September 30, 2016 and December 31, 2015, $40 million and $34 million were included in “Insurance loss recoverable” and $37 million and $46 million were included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets, respectively.

(5) -	As of September 30, 2016 and December 31, 2015, $16 million and $8 million were eliminated from “Insurance loss recoverable”. As of September 30, 2016, $5 million was eliminated from “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Changes in Loss and LAE Reserves

The following table presents changes in the Company’s loss and LAE reserves for the nine months ended September 30, 2016. Changes in loss and LAE reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in amount and timing of estimated claim payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of September 30, 2016, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 1.31%. LAE reserves are generally expected to be settled within a one-year period and are not discounted. As of September 30, 2016 and December 31, 2015, the Company’s gross loss and LAE reserves included $54 million and $46 million, respectively, related to LAE.

In millions
Gross Loss and LAE Reserves as of December 31, 2015	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other(1)	Gross Loss and LAE Reserves as of September 30, 2016
$516	$(113)	$6	$31	$13	$(8)	$8	$60	$513

(1) -	Primarily changes in the amount and timing of payments.

Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the nine months ended September 30, 2016. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of September 30, 2016 and December 31, 2015, the Company’s insurance loss recoverable included $1 million and $6 million, respectively, related to LAE.

In millions	Gross Reserve as of December 31, 2015	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Changes in LAE Recoveries	Other(1)	Gross Reserve as of September 30, 2016
Insurance loss recoverable	$577	$(60)	$4	$9	$58	$(5)	$(55)	$528
Recoveries on unpaid losses	100	-	1	8	(31)	5	-	83

Total	$677	$(60)	$5	$17	$27	$-	$(55)	$611

(1)	Primarily changes in amount and timing of collections.

The decrease in the Company’s insurance loss recoverable and recoveries on unpaid losses during 2016 was primarily due to a decrease in expected future recoveries on CDOs as the result of the consolidation and elimination of a VIE, partially offset by an increase in changes in assumptions on certain Puerto Rico exposures.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Loss and LAE Activity

Financial Guarantee Insurance Losses (Excluding Insured Credit Derivative and Consolidated VIEs)

The Company’s financial guarantee insurance losses and LAE, net of reinsurance for the three and nine months ended September 30, 2016 and 2015 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
U.S. Public Finance Insurance Segment	$28	$(7)	$46	$(5)

International and Structured Finance Insurance Segment:
Second-lien RMBS	44	24	78	52
First-lien RMBS	-	18	61	2
CDOs	(23)	5	(46)	39
Other(1)	1	(1)	10	(9)

Losses and LAE expense (benefit)	$50	$39	$149	$79

(1) -	Includes non-U.S. public finance and other issues.

For the three months ended September 30, 2016, losses and LAE primarily related to increases in actual and expected payments on certain Puerto Rico exposures and second-lien RMBS transactions. These were partially offset by increases in recoveries of expected payments on certain Puerto Rico exposures and decreases in expected payments on CDOs.

For the nine months ended September 30, 2016, losses and LAE primarily related to increases in actual and expected payments on certain Puerto Rico exposures and insured first and second-lien RMBS transactions and decreases in projected collections from excess spread within insured second-lien RMBS securitizations. These were partially offset by increases in recoveries of expected payments on certain Puerto Rico exposures and decreases in expected payments on CDOs.

For the three months ended September 30, 2015, losses and LAE primarily related to decreases in projected collections from excess spread within insured second-lien RMBS securitizations and increases in expected payments on first-lien RMBS transactions.

For the nine months ended September 30, 2015, losses and LAE primarily related to decreases in projected collections from excess spread within insured second-lien RMBS securitizations and increases in expected payments on CDOs.

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended September 30, 2016 and 2015, gross LAE related to remediating insured obligations were $6 million and $5 million, respectively. For the nine months ended September 30, 2016 and 2015, gross LAE related to remediating insured obligations were $34 million and $10 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Surveillance Categories

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of September 30, 2016:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	82	7	5	327	421
Number of issues(1)	14	5	3	124	146
Remaining weighted average contract period (in years)	7.3	5.0	7.3	7.1	7.2
Gross insured contractual payments outstanding:(2)
Principal	$3,013	$64	$338	$7,205	$10,620
Interest	2,843	17	117	2,840	5,817

Total	$5,856	$81	$455	$10,045	$16,437

Gross Claim Liability	$-	$-	$-	$670	$670
Less:
Gross Potential Recoveries	-	-	-	686	686
Discount, net(3)	-	-	-	14	14

Net claim liability (recoverable)	$-	$-	$-	$(30)	$(30)

Unearned premium revenue	$9	$1	$8	$70	$88

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The increase in the Company’s number of policies on the classified list reflected in the preceding tables was primarily related to certain Puerto Rico policies. The gross claim liabilities in the preceding tables represent the Company’s estimate of undiscounted probability-weighted estimated future claim payments. As of September 30, 2016 and December 31, 2015, the gross claim liability primarily related to insured first-lien RMBS transactions.

The gross potential recoveries represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments. As of September 30, 2016, the gross potential recoveries principally related to insured second-lien RMBS and U.S. public finance transactions. As of December 31, 2015, the gross potential recoveries principally related to insured second-lien RMBS. The Company’s recoveries have been, and remain based on either salvage rights, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments, it is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected estimated future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of the claim liability for a given policy. The gross claim liability and gross potential recoveries reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company. As of September 30, 2016 and December 31, 2015, reinsurance recoverable on paid and unpaid losses was $7 million and $6 million, respectively, and were included in “Other assets” on the Company’s consolidated balance sheets.

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

Financial Assets (excluding derivative assets)

Financial assets, excluding derivative assets, held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically, the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company, along with its third-party portfolio manager, reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company and its third-party portfolio manager believe a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, its third-party portfolio manager will obtain a price from another third-party provider or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of September 30, 2016 or December 31, 2015. All challenges to third-party prices are reviewed by staff of the Company as well as its third-party portfolio manager with relevant expertise to ensure reasonableness of assumptions. A pricing analysis is reviewed and approved by the Company’s Valuation Committee.

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

Approximately 97% of the balance sheet fair value of insured credit derivatives as of September 30, 2016 was valued based on the Binomial Expansion Technique (“BET”) Model. Approximately 3% of the balance sheet fair value of insured credit derivatives as of September 30, 2016 was valued based on the internally developed Direct Price Model and the Dual Default model. The valuation of insured derivatives includes the impact of its credit standing. All of these derivatives are categorized as Level 3 of the fair value hierarchy as their fair value is derived using significant unobservable inputs.

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

As of September 30, 2016 and December 31, 2015, the Company’s net insured CDS derivative liability was $85 million based on the results of the aforementioned models. A significant driver of changes in fair value is MBIA Corp.’s nonperformance risk. In aggregate, the nonperformance calculation resulted in a pre-tax net insured derivative liability that was $55 million and $99 million lower than the net liability that would have been estimated if MBIA Corp. excluded nonperformance risk in its valuation as of September 30, 2016 and December 31, 2015, respectively.

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

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015. These tables exclude inputs used to measure fair value that are not developed by the Company, such as broker prices and other third-party pricing service valuations.

In millions	Fair Value as of September 30, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$995	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 24% (2%)
		Discounted cash flow	Multiples(1)
Loan repurchase commitments	404	Discounted cash flow	Recovery rates(2)
			Breach rates(2)
Liabilities of consolidated VIEs:
Variable interest entity notes	498	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 56% (23%)
Credit derivative liabilities, net:
CMBS	82	BET Model	Recovery rates	25% - 90% (44%)
			Nonperformance risk	22% - 39% (39%)
			Weighted average life (in years)	0.8 - 3.4 (1.9)
			CMBS spreads	0% - 49% (34%)
Multi-sector CDO	2	Direct Price Model	Nonperformance risk	58% - 58% (58%)
Other	1	BET Model and Dual Default	Nonperformance risk	51% - 51% (51%)
			Weighted average life (in years)	5.7 - 5.7 (5.7)
Other derivative liabilities	19	Discounted cash flow	Cash flows	$0 - $83 ($42)(3)

(1) -	Unobservable inputs are not developed by the Company.

(2) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(3) -	Midpoint of cash flows are used for the weighted average.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Fair Value as of December 31, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,292	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 5% (1%)
Loan repurchase commitments	396	Discounted cash flow	Recovery rates(1)
			Breach rates(1)
Liabilities of consolidated VIEs:
Variable interest entity notes	1,267	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 37% (14%)
Credit derivative liabilities, net:
CMBS	72	BET Model	Recovery rates	25% - 90% (66%)
			Nonperformance risk	33% - 55% (54%)
			Weighted average life (in years)	1.1 - 3.2 (1.6)
			CMBS spreads	0% - 59% (19%)
Multi-sector CDO	3	Direct Price Model	Nonperformance risk	59% - 59% (59%)
Other	10	BET Model and Dual Default	Recovery rates	42% - 45% (43%)
			Nonperformance risk	59% - 59% (59%)
			Weighted average life (in years)	0.5 - 7.3 (1.9)
Other derivative liabilities	18	Discounted cash flow	Cash flows	$0 - $83 ($42)(2)

(1) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(2) -	Midpoint of cash flows are used for the weighted average.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Counterparty and Cash Collateral	Balance as of September 30,
In millions	(Level 1)	(Level 2)	(Level 3)		Netting	2016
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$1,059	$119	$-		$-	$1,178
State and municipal bonds	-	1,584	4	(1)	-	1,588
Foreign governments	112	50	6	(1)	-	168
Corporate obligations	-	1,753	1	(1)	-	1,754
Mortgage-backed securities:
Residential mortgage-backed agency	-	922	-		-	922
Residential mortgage-backed non-agency	-	44	-		-	44
Commercial mortgage-backed	-	43	1	(1)	-	44
Asset-backed securities:
Collateralized debt obligations	-	8	17	(1)	-	25
Other asset-backed	-	366	38	(1)	-	404

Total fixed-maturity investments	1,171	4,889	67		-	6,127
Money market securities	190	-	-		-	190
Perpetual debt and equity securities	23	17	-		-	40
Cash and cash equivalents	191	-	-		-	191
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	4	-		(1)	3

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of September 30, 2016
Assets of consolidated VIEs:
Corporate obligations	-	31	3	(1)	-	34
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	156	-		-	156
Commercial mortgage-backed	-	49	3	(1)	-	52
Asset-backed securities:
Collateralized debt obligations	-	9	1	(1)	-	10
Other asset-backed	-	17	1	(1)	-	18
Cash	25	-	-		-	25
Loans receivable at fair value:
Residential loans receivable	-	-	995		-	995
Other loans receivable	-	-	147	(1)	-	147
Loan repurchase commitments	-	-	404		-	404
Derivative assets:
Currency derivatives	-	-	13	(1)	-	13

Total assets	$1,600	$5,172	$1,634		$(1)	$8,405

Liabilities:
Medium-term notes	$-	$-	$106	(1)	$-	$106
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	2	85		-	87
Non-insured derivatives:
Interest rate derivatives	-	296	-		(19)	277
Other	-	-	19		-	19
Other liabilities:
Warrants	-	13	-		-	13
Liabilities of consolidated VIEs:
Variable interest entity notes	-	935	498		-	1,433

Total liabilities	$-	$1,246	$708		$(19)	$1,935

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

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

Level 3 assets at fair value as of September 30, 2016 and December 31, 2015 represented approximately 19% of total assets measured at fair value. Level 3 liabilities at fair value as of September 30, 2016 and December 31, 2015 represented approximately 37% and 52%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of September 30, 2016 and December 31, 2015:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of September 30, 2016	Carry Value Balance as of September 30, 2016
Assets:
Other investments	$-	$-	$3	$3	$3
Accrued investment income(1)	-	41	-	41	41
Receivable for investments sold(1)	-	23	-	23	23
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	573	573	890

Total assets	$-	$64	$576	$640	$957

Liabilities:
Long-term debt	$-	$976	$-	$976	$1,975
Medium-term notes	-	-	485	485	826
Investment agreements	-	-	571	571	418
Payable for investments purchased(2)	-	50	-	50	50
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	777	777	890

Total liabilities	$-	$1,026	$1,833	$2,859	$4,159

Financial Guarantees:
Gross	$-	$-	$3,141	$3,141	$1,329
Ceded	-	-	107	107	52

(1) -	Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2015	Carry Value Balance as of December 31, 2015
Assets:
Other investments	$-	$-	$3	$3	$3
Accrued investment income(1)	-	38	-	38	38
Receivable for investments sold(1)	-	26	-	26	26
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	2,401	2,401	2,689

Total assets	$-	$64	$2,404	$2,468	$2,756

Liabilities:
Long-term debt	$-	$762	$-	$762	$1,889
Medium-term notes	-	-	534	534	855
Investment agreements	-	-	595	595	462
Payable for investments purchased(2)	-	36	-	36	36
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	2,596	2,596	2,689

Total liabilities	$-	$798	$3,725	$4,523	$5,931

Financial Guarantees:
Gross	$-	$-	$3,093	$3,093	$1,530
Ceded	-	-	94	94	56

(1) -	Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2016 and 2015:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2016

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2016
Assets:
Foreign governments	$7	$-	$-	$-	$-	$5	$-	$(6)	$-	$-	$-	$6	$-
Corporate obligations	2	-	-	-	-	-	-	(1)	-	-	-	1	-
Commercial mortgage-backed	-	-	-	-	-	-	-	-	-	1	-	1	-
Collateralized debt obligations	20	-	-	-	-	-	-	(3)	-	-	-	17	-
Other asset-backed	41	-	-	-	-	-	-	-	-	-	(3)	38	-
State and municipal bonds	124	-	-	-	-	-	-	-	-	2	(122)	4	-
Assets of consolidated VIEs:
Corporate obligations	3	-	-	-	-	-	-	-	-	-	-	3	-
Residential mortgage- backed non-agency	1	-	(1)	-	-	-	-	-	-	-	-	-	-
Commercial mortgage-backed	2	-	(1)	-	-	-	-	-	-	2	-	3	(1)
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Other asset-backed	4	-	-	-	-	-	-	-	-	-	(3)	1	-
Loans receivable- residential	1,045	-	25	-	-	-	-	(75)	-	-	-	995	25
Loans receivable- other	147	-	-	-	-	-	-	-	-	-	-	147	-
Loan repurchase commitments	401	-	3	-	-	-	-	-	-	-	-	404	3
Currency derivatives, net	9	-	-	-	4	-	-	-	-	-	-	13	4

Total assets	$1,807	$-	$26	$-	$4	$5	$-	$(85)	$-	$5	$(128)	$1,634	$31

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2016
Liabilities:
Medium-term notes	$161	$-	$-	$-	$2	$-	$-	$(57)	$-	$-	$-	$106	$2
Credit derivatives, net	104	5	(19)	-	-	-	-	(5)	-	-	-	85	12
Other derivatives	21	-	(2)	-	-	-	-	-	-	-	-	19	(2)
Liabilities of consolidated VIEs:
VIE notes	523	-	2	-	-	-	-	(27)	-	-	-	498	2

Total liabilities	$809	$5	$(19)	$-	$2	$-	$-	$(89)	$-	$-	$-	$708	$14

(1) -	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2015

													Change in
													Unrealized
													Gains
													(Losses) for
													the Period
													Included in
			Unrealized										Earnings
			Gains /	Unrealized	Foreign								for Assets
			(Losses)	Gains /	Exchange								still held
	Balance,	Realized	Included	(Losses)	Recognized					Transfers	Transfers		as of
	Beginning	Gains /	in	Included	in OCI or					into	out of	Ending	September 30,
In millions	of Period	(Losses)	Earnings	in OCI	Earnings	Purchases	Issuances	Settlements	Sales	Level 3(1)	Level 3(1)	Balance	2015
Assets:
Foreign governments	$5	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$5	$-
Corporate obligations	8	-	-	-	-	-	-	-	-	-	-	8	-
Commercial mortgage-backed	1	-	-	-	-	-	-	-	-	-	(1)	-	-
Collateralized debt obligations	67	-	-	1	-	-	-	(4)	-	-	(3)	61	-
Other asset-backed	83	-	-	-	-	-	-	(2)	-	-	(24)	57	-
State and municipal bonds	5	-	-	-	-	45	-	(3)	-	-	-	47	-
Assets of consolidated VIEs:
Corporate obligations	35	-	1	-	-	-	-	-	-	3	(28)	11	-
Residential mortgage- backed non-agency	5	-	-	-	-	-	-	-	-	-	(5)	-	-
Collateralized debt obligations	4	-	5	-	-	-	-	-	-	-	(9)	-	-
Other asset-backed	17	-	-	-	-	-	-	(1)	-	-	(7)	9	-
Loans receivable- residential	1,318	-	(12)	-	-	-	-	(62)	-	-	-	1,244	(12)
Loans receivable-other	108	-	(1)	-	-	-	-	-	-	-	-	107	(1)
Loan repurchase commitments	388	-	6	-	-	-	-	-	-	-	-	394	6
Currency derivatives, net	2	-	1	-	3	-	-	-	-	-	-	6	4

Total assets	$2,046	$-	$-	$1	$3	$45	$-	$(72)	$-	$3	$(77)	$1,949	$(3)

													Change in
													Unrealized
													(Gains)
													Losses for
													the Period
													Included in
			Unrealized										Earnings
			(Gains) /	Unrealized	Foreign								for Liabilities
			Losses	(Gains) /	Exchange								still held
	Balance,	Realized	Included	Losses	Recognized					Transfers	Transfers		as of
	Beginning	(Gains) /	in	Included	in OCI or					into	out of	Ending	September 30,
In millions	of Period	Losses	Earnings	in OCI	Earnings	Purchases	Issuances	Settlements	Sales	Level 3(1)	Level 3(1)	Balance	2015
Liabilities:
Medium-term notes	$166	$-	$4	$-	$-	$-	$-	$-	$-	$-	$-	$170	$4
Credit derivatives, net	144	18	(21)	-	-	-	-	(20)	-	-	-	121	(21)
Other derivatives, net	21	-	1	-	-	-	-	-	-	-	-	22	1
Liabilities of consolidated VIEs:
VIE notes	1,374	-	1	-	-	-	-	(65)	-	-	-	1,310	1

Total liabilities	$1,705	$18	$(15)	$-	$-	$-	$-	$(85)	$-	$-	$-	$1,623	$(15)

(1) -	Transferred in and out at the end of the period.

For the three months ended September 30, 2016, transfers into Level 3 and out of Level 2 were principally related to commercial mortgage-backed and state and municipal bonds, where inputs, which are significant to their valuation, became unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. State and municipal bonds and other asset-backed comprised the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. There were no transfers into or out of Level 1 for the three months ended September 30, 2016.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

For the three months ended September 30, 2015, transfers into Level 3 were principally related to corporate obligations, where inputs, which are significant to their valuation, became unobservable during the quarter. Corporate obligations, other ABS and CDOs comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1 for the three months ended September 30, 2015.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2016

													Change in
													Unrealized
													Gains
													(Losses) for
													the Period
													Included in
			Unrealized										Earnings
			Gains /	Unrealized	Foreign								for Assets
			(Losses)	Gains /	Exchange								still held
	Balance,	Realized	Included	(Losses)	Recognized					Transfers	Transfers		as of
	Beginning	Gains /	in	Included	in OCI or					into	out of	Ending	September 30,
In millions	of Year	(Losses)	Earnings	in OCI	Earnings	Purchases	Issuances	Settlements	Sales	Level 3(1)	Level 3(1)	Balance	2016
Assets:
Foreign governments	$2	$-	$-	$-	$(1)	$10	$-	$(5)	$-	$-	$-	$6	$-
Corporate obligations	7	-	-	-	-	-	-	-	-	-	(6)	1	-
Commercial mortgage-backed	-	-	-	-	-	-	-	-	-	1	-	1	-
Collateralized debt obligations	29	-	-	18	-	-	-	(30)	-	-	-	17	-
Other asset-backed	38	(1)	(1)	8	-	-	-	(3)	-	-	(3)	38	(1)
State and municipal bonds	41	-	-	-	-	122	-	(39)	-	2	(122)	4	-
Assets of consolidated VIEs:
Corporate obligations	11	-	(4)	-	-	-	-	(1)	-	2	(5)	3	-
Residential mortgage- backed non-agency	-	-	(1)	-	-	-	-	-	-	1	-	-	-
Commercial mortgage-backed	-	-	(1)	-	-	-	-	-	-	4	-	3	(1)
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Other asset-backed	6	-	(6)	-	-	-	-	-	-	4	(3)	1	-
Loans receivable- residential	1,185	-	(5)	-	-	-	-	(185)	-	-	-	995	(5)
Loans receivable-other	107	-	1	-	-	146	-	-	(107)	-	-	147	1
Loan repurchase commitments	396	-	8	-	-	-	-	-	-	-	-	404	8
Currency derivatives net	11	-	(2)	-	4	-	-	-	-	-	-	13	2

Total assets	$1,834	$(1)	$(11)	$26	$3	$278	$-	$(263)	$(107)	$14	$(139)	$1,634	$4

													Change in
													Unrealized
													(Gains)
													Losses for
													the Period
													Included in
			Unrealized										Earnings
			(Gains) /	Unrealized	Foreign								for Liabilities
			Losses	(Gains) /	Exchange								still held
	Balance,	Realized	Included	Losses	Recognized					Transfers	Transfers		as of
	Beginning	(Gains) /	in	Included	in OCI or					into	out of	Ending	September 30,
In millions	of Year	Losses	Earnings	in OCI	Earnings	Purchases	Issuances	Settlements	Sales	Level 3(1)	Level 3(1)	Balance	2016
Liabilities:
Medium-term notes	$161	$-	$(4)	$-	$6	$-	$-	$(57)	$-	$-	$-	$106	$2
Credit derivatives, net	85	21	-	-	-	-	-	(21)	-	-	-	85	9
Other derivatives, net	18	-	1	-	-	-	-	-	-	-	-	19	(1)
Liabilities of consolidated VIEs:
VIE notes	1,267	-	(41)	-	-	9	-	(106)	(631)	-	-	498	(41)

Total liabilities	$1,531	$21	$(44)	$-	$6	$9	$-	$(184)	$(631)	$-	$-	$708	$(31)

(1) -	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2015

													Change in
													Unrealized
													Gains
													(Losses) for
													the Period
													Included in
			Unrealized										Earnings
			Gains /	Unrealized	Foreign								for Assets
			(Losses)	Gains /	Exchange								still held
	Balance,	Realized	Included	(Losses)	Recognized					Transfers	Transfers		as of
	Beginning	Gains /	in	Included	in OCI or					into	out of	Ending	September 30,
In millions	of Year	(Losses)	Earnings	in OCI	Earnings	Purchases	Issuances	Settlements	Sales	Level 3(1)	Level 3(1)	Balance	2015
Assets:
Foreign governments	$6	$-	$-	$-	$(1)	$-	$-	$-	$-	$-	$-	$5	$-
Corporate obligations	10	-	-	-	-	-	-	-	-	15	(17)	8	-
Commercial mortgage-backed	2	-	-	-	-	-	-	-	-	1	(3)	-	-
Collateralized debt obligations	87	-	-	3	-	-	-	(18)	(8)	1	(4)	61	-
Other asset-backed	85	(2)	-	1	-	4	-	(9)	(8)	12	(26)	57	-
State and municipal bonds	8	-	-	-	-	45	-	(4)	-	-	(2)	47	-
Assets of consolidated VIEs:
Corporate obligations	55	-	-	-	-	-	-	(6)	-	3	(41)	11	-
Residential mortgage- backed non-agency	3	-	1	-	-	-	-	(1)	-	2	(5)	-	-
Collateralized debt obligations	5	-	5	-	-	-	-	-	-	-	(10)	-	-
Other asset-backed	26	-	2	-	-	-	-	(5)	-	-	(14)	9	-
Loans receivable-residential	1,431	-	(15)	-	-	-	-	(172)	-	-	-	1,244	(15)
Loans receivable-other	-	-	(1)	-	-	108	-	-	-	-	-	107	(1)
Loan repurchase commitments	379	-	15	-	-	-	-	-	-	-	-	394	15
Currency derivatives, net	-	-	-	-	6	-	-	-	-	-	-	6	6

Total assets	$2,097	$(2)	$7	$4	$5	$157	$-	$(215)	$(16)	$34	$(122)	$1,949	$5

													Change in
													Unrealized
													(Gains)
													Losses for
													the Period
													Included in
			Unrealized										Earnings
			(Gains) /	Unrealized	Foreign								for Liabilities
			Losses	(Gains) /	Exchange								still held
	Balance,	Realized	Included	Losses	Recognized					Transfers	Transfers		as of
	Beginning	(Gains) /	in	Included	in OCI or					into	out of	Ending	September 30,
In millions	of Year	Losses	Earnings	in OCI	Earnings	Purchases	Issuances	Settlements	Sales	Level 3 (1)	Level 3 (1)	Balance	2015
Liabilities:
Medium-term notes	$197	$-	$(11)	$-	$(16)	$-	$-	$-	$-	$-	$-	$170	$(27)
Credit derivatives, net	244	30	(121)	-	-	-	-	(32)	-	-	-	121	(109)
Other derivatives, net	24	-	(2)	-	-	-	-	-	-	-	-	22	(2)
Liabilities of consolidated VIEs:
VIE notes	735	-	22	-	-	695	-	(142)	-	-	-	1,310	22

Total liabilities	$1,200	$30	$(112)	$-	$(16)	$695	$-	$(174)	$-	$-	$-	$1,623	$(116)

(1) -	Transferred in and out at the end of the period.

For the nine months ended September 30, 2016, transfers into Level 3 and out of Level 2 were principally related to commercial mortgage-backed, other asset-backed, corporate obligations, state and municipal bonds, and RMBS, where inputs, which are significant to their valuation, became unobservable during the period. State and municipal bonds and corporate obligations comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

For the nine months ended September 30, 2015, transfers into Level 3 and out of Level 2 were principally related to corporate obligations and other ABS, where inputs, which are significant to their valuation, became unobservable during the period. Corporate obligations, other ABS and CDOs comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended September 30, 2016 and 2015 are reported on the Company’s consolidated statements of operations as follows:

In millions	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2016	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2015
Revenues:
Unrealized gains (losses) on insured derivatives	$19	$(12)	$21	$21
Realized gains (losses) and other settlements on insured derivatives	(5)	-	(18)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	-	-	(5)	(5)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	28	29	2	(4)

Total	$42	$17	$-	$12

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the nine months ended September 30, 2016 and 2015 are reported on the Company’s consolidated statements of operations as follows:

In millions	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2016	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2015
Revenues:
Unrealized gains (losses) on insured derivatives	$-	$(9)	$121	$109
Realized gains (losses) and other settlements on insured derivatives	(21)	-	(30)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(5)	(2)	26	29
Net investment losses related to other-than-temporary impairments	(1)	-	-	-
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	35	46	(9)	(17)

Total	$8	$35	$108	$121

Fair Value Option

The Company elected to record at fair value certain financial instruments that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following table presents the changes in fair value included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 for financial instruments for which the fair value option was elected:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Investments carried at fair value(1)	$2	$(2)	$8	$1
Fixed-maturity securities held at fair value-VIE(2)	(12)	(20)	(109)	(93)
Loans receivable at fair value:
Residential mortgage loans(2)	(50)	(74)	(190)	(187)
Loan repurchase commitments(2)	3	6	8	15
Medium-term notes(1)	(2)	(3)	(2)	27
Variable interest entity notes (2)	70	122	307	283

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.

(2) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2016 and December 31, 2015 for loans and notes for which the fair value option was elected:

In millions	As of September 30, 2016			As of December 31, 2015
	Contractual			Contractual
	Outstanding	Fair		Outstanding	Fair
	Principal	Value	Difference	Principal	Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$1,054	$962	$92	$1,260	$1,149	$111
Residential mortgage loans (90 days or more past due)	150	33	117	177	36	141
Other loans	-	-	-	107	107	-
Other loans (90 days or more past due)	147	147	-	75	-	75

Total loans receivable at fair value	$1,351	$1,142	$209	$1,619	$1,292	$327
Variable interest entity notes	$2,551	$1,433	$1,118	$3,663	$2,362	$1,301
Medium-term notes	$169	$106	$63	$217	$161	$56

Substantially all gains and losses included in earnings during the three and nine months ended September 30, 2016 and 2015 on loans receivable and VIE notes reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the VIE notes, resulting in depressed pricing of the financial instruments.

Note 7: Investments

Investments, excluding those elected under the fair value option, include debt and equity securities classified as either AFS or HTM. Other AFS investments primarily comprise money market funds.

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and OTTI for AFS and HTM investments in the Company’s consolidated investment portfolio as of September 30, 2016 and December 31, 2015:

	September 30, 2016
		Gross	Gross		Other-Than-
	Amortized	Unrealized	Unrealized	Fair	Temporary
In millions	Cost	Gains	Losses	Value	Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$1,109	$63	$(1)	$1,171	$-
State and municipal bonds	1,474	117	(3)	1,588	-
Foreign governments	165	3	(1)	167	-
Corporate obligations	1,707	63	(81)	1,689	(78)
Mortgage-backed securities:
Residential mortgage-backed agency	906	12	(1)	917	-
Residential mortgage-backed non-agency	49	1	(6)	44	(3)
Commercial mortgage-backed	41	-	-	41	-
Asset-backed securities:
Collateralized debt obligations	24	-	-	24	-
Other asset-backed	402	1	(7)	396	-

Total fixed-maturity investments	5,877	260	(100)	6,037	(81)
Money market securities	187	-	-	187	-
Perpetual debt and equity securities	6	1	-	7	-

Total AFS investments	$6,070	$261	$(100)	$6,231	$(81)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$890	$-	$(317)	$573	$-

Total HTM investments	$890	$-	$(317)	$573	$-

(1) -	Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

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

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of September 30, 2016. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
	Amortized	Fair	Amortized	Fair
In millions	Cost	Value	Cost	Value
Due in one year or less	$499	$499	$-	$-
Due after one year through five years	1,685	1,720	-	-
Due after five years through ten years	960	934	-	-
Due after ten years	1,311	1,462	890	573
Mortgage-backed and asset-backed	1,422	1,422	-	-

Total fixed-maturity investments	$5,877	$6,037	$890	$573

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of September 30, 2016 and December 31, 2015 was $11 million and $10 million, respectively. These deposits are required to comply with state insurance laws.

Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of September 30, 2016 and December 31, 2015, the fair value of securities pledged as collateral for these investment agreements approximated $413 million and $457 million, respectively. The Company’s collateral as of September 30, 2016 consisted principally of U.S. Treasury and government agency and state and municipal bonds, and was primarily held with major U.S. banks. Additionally, the Company pledged cash and money market securities as collateral under investment agreements in the amount of $19 million and $12 million as of September 30, 2016 and December 31, 2015, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$180	$(1)	$-	$-	$180	$(1)
State and municipal bonds	88	(1)	17	(2)	105	(3)
Foreign governments	6	-	1	(1)	7	(1)
Corporate obligations	214	(2)	56	(79)	270	(81)
Mortgage-backed securities:
Residential mortgage-backed agency	81	-	134	(1)	215	(1)
Residential mortgage-backed non-agency	1	-	31	(6)	32	(6)
Commercial mortgage-backed	29	-	4	-	33	-
Asset-backed securities:
Collateralized debt obligations	-	-	17	-	17	-
Other asset-backed	52	-	97	(7)	149	(7)

Total AFS investments	$651	$(4)	$357	$(96)	$1,008	$(100)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$-	$-	$573	$(317)	$573	$(317)

Total HTM investments	$-	$-	$573	$(317)	$573	$(317)

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$434	$(2)	$50	$(1)	$484	$(3)
State and municipal bonds	536	(11)	42	(3)	578	(14)
Foreign governments	32	(2)	-	-	32	(2)
Corporate obligations	693	(14)	78	(89)	771	(103)
Mortgage-backed securities:
Residential mortgage-backed agency	399	(4)	159	(5)	558	(9)
Residential mortgage-backed non-agency	24	(2)	17	(4)	41	(6)
Commercial mortgage-backed	25	-	1	-	26	-
Asset-backed securities:
Collateralized debt obligations	2	-	29	(18)	31	(18)
Other asset-backed	242	(1)	34	(16)	276	(17)

Total fixed-maturity investments	2,387	(36)	410	(136)	2,797	(172)
Perpetual debt and equity securities	2	-	3	-	5	-

Total AFS investments	$2,389	$(36)	$413	$(136)	$2,802	$(172)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$1,093	$(17)	$280	$(295)	$1,373	$(312)

Total HTM investments	$1,093	$(17)	$280	$(295)	$1,373	$(312)

Gross unrealized losses on AFS securities decreased as of September 30, 2016 compared with December 31, 2015 primarily due to market price appreciation driven by lower interest rates. Gross unrealized losses on HTM securities increased as of September 30, 2016 compared with December 31, 2015 primarily due to widening credit spreads partially offset by lower interest rates.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of September 30, 2016 and December 31, 2015 was 22 and 17 years, respectively. As of September 30, 2016 and December 31, 2015, there were 79 and 65 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 17 and 22 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of September 30, 2016:

	AFS Securities			HTM Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	6	$6	$5	-	$-	$-
> 15% to 25%	5	78	64	-	-	-
> 25% to 50%	3	3	2	-	-	-
> 50%	2	104	26	1	575	270

Total	16	$191	$97	1	$575	$270

The following table presents the fair value and gross unrealized loss by credit rating category of ABS, MBS and corporate obligations included in the Company’s consolidated AFS investment portfolio, as of September 30, 2016, for which fair value was less than amortized cost. The credit ratings are based on ratings from Moody’s as of September 30, 2016 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Asset Type	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss	Fair Value	Unrea- lized Loss
ABS	$70	$-	$59	$-	$3	$-	$2	$-	$32	$(7)	$-	$-	$166	$(7)
MBS	231	(1)	13	-	2	-	1	-	22	(3)	11	(3)	280	(7)
Corporate obligations	86	(1)	61	-	61	(1)	29	(1)	7	-	26	(78)	270	(81)

Total	$387	$(2)	$133	$-	$66	$(1)	$32	$(1)	$61	$(10)	$37	$(81)	$716	$(95)

The total ABS, MBS and corporate obligations reported in the preceding table include those which are guaranteed by financial guarantors. In addition, the following table presents information on ABS and MBS guaranteed by the Company and third-party financial guarantors.

			Insured Securities Rated Below Investment Grade without the Effect of Guarantee
	Average Credit Rating with the	Average Credit Rating without the	(in millions)
Asset Type	Effect of Guarantee	Effect of Guarantee	Fair Value	Percentage
ABS	Below Investment Grade	Below Investment Grade	$32	65%
MBS	Below Investment Grade	Below Investment Grade	$18	100%

Refer to the table within the OTTI section of this note for information on the insured securities included in the table above.

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of September 30, 2016 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

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

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2016	2015	2016	2015
Beginning balance	$26	$22	$26	$16
Additions for credit loss impairments recognized in the current period on securities previously impaired	-	3	-	9

Ending balance	$26	$25	$26	$25

The Company does not recognize OTTI on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairment in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of September 30, 2016 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (2)
Asset-backed:
MBIA(1)	$49	$(7)	$3
Mortgage-backed:
MBIA(1)	17	(3)	16
Other:
MBIA(1)	8	(1)	-

Total	$74	$(11)	$19

(1) -	Includes investments insured by MBIA Corp. and National.

(2) -	Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

Sales of Available-for-Sale Investments

Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The increase in proceeds and net gains on the sales of investments for the three months ended September 30, 2016 compared with the same period of 2015 was primarily due to sales as a result of favorable market conditions. The increase in proceeds and net gains on the sales of investments for the nine months ended September 30, 2016 compared with the same period of 2015 was primarily due to sales as a result of favorable market conditions and to generate liquidity for payments on certain Puerto Rico exposures. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Proceeds from sales	$848	$251	$1,785	$630
Gross realized gains	$33	$6	$70	$14
Gross realized losses	$-	$(2)	$(18)	$(11)

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

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of September 30, 2016 and December 31, 2015. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

$ in millions	As of September 30, 2016
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	3.9 Years	$103	$-	$115	$-	$521	$739	$(85)
Insured swaps	15.6 Years	-	145	2,158	1,186	20	3,509	(2)

Total notional		$103	$145	$2,273	$1,186	$541	$4,248

Total fair value		$-	$-	$(1)	$(1)	$(85)		$(87)

$ in millions	As of December 31, 2015
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	2.1 Years	$1,947	$-	$300	$-	$961	$3,208	$(85)
Insured swaps	16.5 Years	-	109	2,715	940	22	3,786	(3)

Total notional		$1,947	$109	$3,015	$940	$983	$6,994

Total fair value		$-	$-	$(4)	$(2)	$(82)		$(88)

Internal credit ratings assigned by MBIA on the underlying collateral are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future debt service payments that MBIA may be required to make under these guarantees as of September 30, 2016 is $792 million. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

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

Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of September 30, 2016, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $37 million. Of this amount, $18 million is netted within “Derivative liabilities” and $19 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities. As of December 31, 2015, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $50 million. Of this amount, $31 million is netted within “Derivative liabilities” and $19 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities. As of September 30, 2016 and December 31, 2015, the Company had securities with a fair value of $341 million and $259 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

As of September 30, 2016 and December 31, 2015, the fair value on one Credit Support Annex (“CSA”) was $3 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of September 30, 2016, the counterparty was rated A1 by Moody’s and A by S&P, and as of December 31, 2015, the counterparty was rated A2 by Moody’s and A by S&P.

Financial Statement Presentation

The fair value of amounts recognized for eligible derivative contracts executed with the same counterparty under a master netting agreement, including any cash collateral that may have been received or posted by the Company, is presented on a net basis in accordance with accounting guidance for the offsetting of fair value amounts related to derivative instruments. Insured CDS and insured swaps are not subject to master netting agreements. VIE derivative assets and liabilities are not presented net of any master netting agreements. Counterparty netting of derivative assets and liabilities offsets balances in “Interest rate swaps” as of September 30, 2016 and December 31, 2015.

As of September 30, 2016, the total fair value of the Company’s derivative assets, after counterparty netting of $1 million, was $20 million, of which $16 million was reported within “Other assets” and “Other assets” presented under “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. Embedded derivatives of $4 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

As of September 30, 2016, the total fair value of the Company’s derivative liabilities, after counterparty netting of $1 million and cash collateral posted by the Company of $18 million, was $403 million, of which $383 million was reported within “Derivative liabilities” on the Company’s consolidated balance sheets. Embedded derivatives of $20 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of September 30, 2016:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$739	Other assets	$-	Derivative liabilities	$(85)
Insured swaps	3,509	Other assets	-	Derivative liabilities	(2)
Interest rate swaps	1,067	Other assets	4	Derivative liabilities	(296)
Interest rate swaps-embedded	403	Medium-term notes	4	Medium-term notes	(20)
Currency swaps-VIE	73	Other assets-VIE	-	Derivative liabilities-VIE	-
All other	83	Other assets	-	Derivative liabilities	(19)
All other-VIE	110	Other assets-VIE	13	Derivative liabilities-VIE	-
All other-embedded	5	Other investments	-	Other investments	-

Total non-designated derivatives	$5,989		$21		$(422)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

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

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2016 and 2015:

In millions
Derivatives Not Designated as		Three Months Ended September 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2016	2015
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$20	$21
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(4)	(18)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)	(45)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	-	8
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	4	4
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	2	(1)

Total		$21	$(31)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2016 and 2015:

In millions
Derivatives Not Designated as		Nine Months Ended September 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2016	2015
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$-	$121
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(20)	(30)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(86)	(112)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	8	18
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	3	5
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)	2

Total		$(96)	$4

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Income Taxes

The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Income (loss) before income taxes	$55	$(55)	$(101)	$150
Provision (benefit) for income taxes	$24	$(20)	$(28)	$52
Effective tax rate	43.6%	36.4%	27.7%	34.7%

For the nine months ended September 30, 2016, the Company’s effective tax rate applied to its loss before income taxes is less than the U.S. statutory tax rate primarily due to a valuation allowance adjustment, partially offset by tax exempt interest income and the fluctuation of the value of nontaxable warrants issued by the Company. For the nine months ended September 30, 2015, the Company’s effective tax rate applied to its income before income taxes approximates the U.S. statutory effective tax rate.

The Company’s 2015 provision for income taxes for interim financial periods was not based on an estimated annual effective rate due to the variability in fair value of its derivative liabilities, which prevents the Company from projecting a reliable estimated annual effective tax rate.

Deferred Tax Asset, Net of Valuation Allowance

The Company has come to the conclusion that it is more likely than not that its net deferred tax asset, other than that portion of the asset related to foreign tax credits which have been claimed on its prior years’ tax returns and are being carried forward, will be fully realized after weighing all positive and negative evidence available as required under GAAP. The positive evidence that was considered included the cumulative operating income the Company has earned over the last three years, and the significant unearned premium income to be included in taxable income. The positive evidence outweighs any negative evidence that exists. As such, the Company believes that no valuation allowance is necessary in connection with this deferred tax asset. The Company will continue to analyze the need for a valuation allowance on a quarterly basis.

However, as the prediction of adequate future taxable income within the carryforward period is not assured, the Company has concluded that a valuation allowance for the foreign tax credits being carried forward is appropriate. As of September 30, 2016, the valuation allowance was $8 million. As of December 31, 2015, there was no valuation allowance.

It is also possible that some or all of the Company’s foreign tax credits expected to offset U.S. taxes on unremitted foreign earnings could ultimately expire unused, especially if a sale of the Company’s UK operations occurs. Therefore, a valuation allowance to reduce the Company’s U.S. deferred tax asset related to foreign tax credits may be required if circumstances evolve that would accelerate the recognition of unremitted foreign earnings for U.S. tax purposes.

In accordance with accounting guidance for income taxes, the netting of deferred taxes between different taxpaying jurisdictions is not permitted. As of September 30, 2016, there was also a non-U.S. deferred tax liability of $41 million included in “Other liabilities” on the Company’s consolidated balance sheet.

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

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in unrecognized tax benefits (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of September 30, 2016 and December 31, 2015, the Company had no UTB.

MBIA and its U.S. subsidiaries file a U.S. consolidated federal income tax return. Federal income tax returns through 2011 have been examined or surveyed.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Income Taxes (continued)

As of September 30, 2016, the Company’s net operating loss (“NOL”) is approximately $2.7 billion. The NOL will expire between tax years 2029 through 2034. As of September 30, 2016, the Company has an alternative minimum tax credit carryforward of $26 million, which does not expire.

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

Segments Results

The following tables provide the Company’s segment results for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$84	$6	$48	$-		$138
Net change in fair value of insured derivatives	-	-	16	-		16
Net gains (losses) on financial instruments at fair value and foreign exchange	31	(2)	9	-		38
Other net realized gains (losses)	-	(2)	-	-		(2)
Revenues of consolidated VIEs	-	-	13	-		13
Inter-segment revenues(2)	6	15	12	(33)		-

Total revenues	121	17	98	(33)		203
Losses and loss adjustment	28	-	22	-		50
Operating	9	16	17	-		42
Interest	-	22	27	-		49
Expenses of consolidated VIEs	-	-	7	-		7
Inter-segment expenses(2)	18	2	13	(33)		-

Total expenses	55	40	86	(33)		148

Income (loss) before income taxes	66	(23)	12	-		55
Provision (benefit) for income taxes	22	(8)	7	3		24

Net income (loss)	$44	$(15)	$5	$(3)		$31

Identifiable assets	$5,343	$2,407	$7,020	$(2,983)	(3)	$11,787

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany deferred income taxes, reinsurance balances and repurchase agreements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

	Three Months Ended September 30, 2015
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$90	$5	$28	$-		$123
Net change in fair value of insured derivatives	-	-	3	-		3
Net gains (losses) on financial instruments at fair value and foreign exchange	1	(45)	(11)	-		(55)
Net investment losses related to other-than-temporary impairments	(3)	-	-	-		(3)
Other net realized gains (losses)	-	(1)	-	-		(1)
Revenues of consolidated VIEs	-	-	25	-		25
Inter-segment revenues(2)	8	16	15	(39)		-

Total revenues	96	(25)	60	(39)		92
Losses and loss adjustment	(7)	-	46	-		39
Operating	11	18	17	-		46
Interest	-	24	25	-		49
Expenses of consolidated VIEs	-	-	13	-		13
Inter-segment expenses(2)	21	1	17	(39)		-

Total expenses	25	43	118	(39)		147

Income (loss) before income taxes	71	(68)	(58)	-		(55)
Provision (benefit) for income taxes	25	(25)	(20)	-		(20)

Net income (loss)	$46	$(43)	$(38)	$-		$(35)

Identifiable assets	$5,432	$2,514	$10,084	$(2,979)	(3)	$15,051

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany deferred income taxes, reinsurance balances and repurchase agreements.

The following tables provide the Company’s segment results for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$250	$17	$97	$-		$364
Net change in fair value of insured derivatives	-	-	(20)	-		(20)
Net gains (losses) on financial instruments at fair value and foreign exchange	65	(105)	23	-		(17)
Net investment losses related to other-than-temporary impairments	-	(1)	-	-		(1)
Net gains (losses) on extinguishment of debt	-	5	-	-		5
Other net realized gains (losses)	-	(4)	1	-		(3)
Revenues of consolidated VIEs	-	-	25	-		25
Inter-segment revenues(2)	16	43	35	(94)		-

Total revenues	331	(45)	161	(94)		353
Losses and loss adjustment	46	-	103	-		149
Operating	29	52	46	-		127
Interest	-	69	79	-		148
Expenses of consolidated VIEs	-	-	30	-		30
Inter-segment expenses(2)	52	3	38	(93)		-

Total expenses	127	124	296	(93)		454

Income (loss) before income taxes	204	(169)	(135)	(1)		(101)
Provision (benefit) for income taxes	69	(50)	(48)	1		(28)

Net income (loss)	$135	$(119)	$(87)	$(2)		$(73)

Identifiable assets	$5,343	$2,407	$7,020	$(2,983)	(3)	$11,787

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany deferred income taxes, reinsurance balances and repurchase agreements.

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

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Total premiums earned:
United States	$59	$71	$176	$232
United Kingdom	6	8	20	23
Europe (excluding United Kingdom)	1	2	4	4
Internationally diversified	3	1	3	3
Other Americas	6	7	20	20
Asia	1	-	2	2
Other	1	1	3	4

Total	$77	$90	$228	$288

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Earnings Per Share (continued)

Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options, warrants and unvested restricted stock outstanding during the period that could potentially result in the issuance of common stock. The dilution from stock options, warrants and unvested restricted stock are calculated by applying the two-class method and using the treasury stock method. The treasury stock method assumes the proceeds from the exercise of stock options and warrants or the unrecognized compensation expense from unvested restricted stock will be used to purchase shares of the Company’s common stock at the average market price during the period. During periods of net loss, stock options, warrants and unvested restricted stock are excluded from the calculation because they would have an antidilutive effect. Therefore, in periods of net loss, the calculation of basic and diluted earnings per share would result in the same value. For the three months ended September 30, 2016 and 2015, there were 16,109,462 and 18,807,517, respectively, of stock options, warrants and unvested restricted stock outstanding that were antidilutive. For the nine months ended September 30, 2016 and 2015, there were 17,323,421 and 17,975,504, respectively, of stock options, warrants and unvested restricted stock outstanding that were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except share and per share amounts	2016	2015	2016	2015
Basic earnings per share:
Net income (loss)	$31	$(35)	$(73)	$98
Less: undistributed earnings allocated to participating securities	1	—	—	3

Net income (loss) available to common shareholders	30	(35)	(73)	95

Basic weighted average shares (1)	131,633,411	155,239,723	133,368,752	169,610,370

Net income (loss) per basic common share:	$0.23	$(0.23)	$(0.55)	$0.56

Diluted earnings per share:
Net income (loss)	$31	$(35)	$(73)	$98
Less: undistributed earnings allocated to participating securities	1	—	—	3

Net income (loss) available to common shareholders	30	(35)	(73)	95

Basic weighted average shares (1)	131,633,411	155,239,723	133,368,752	169,610,370
Effect of common stock equivalents:
Stock options	408,656	—	—	956,016

Diluted weighted average shares	132,042,067	155,239,723	133,368,752	170,566,386

Net income (loss) per diluted common share:	$0.23	$(0.23)	$(0.55)	$0.55

(1) -	Includes 955,217 and 600,826 of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three months ended September 30, 2016 and 2015, respectively. Includes 867,160 and 619,889 of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the nine months ended September 30, 2016 and 2015, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the nine months ended September 30, 2016:

	Unrealized
	Gains (Losses)
	on AFS	Foreign Currency
In millions	Securities, Net	Translation, Net	Total
Balance, December 31, 2015	$(22)	$(39)	$(61)

Other comprehensive income (loss) before reclassifications	137	(46)	91
Amounts reclassified from AOCI	5	-	5

Total other comprehensive income (loss)	142	(46)	96

Balance, September 30, 2016	$120	$(85)	$35

The following table presents the details of the reclassifications from AOCI for the three and nine months ended September 30, 2016 and 2015:

In millions	Amounts Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI Components	2016	2015	2016	2015	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$1	$(5)	$(3)	$(6)	Net gains (losses) on financial instruments at fair value and foreign exchange
OTTI	-	(3)	-	(3)	Net investment losses related to OTTI
Amortization on securities	-	(1)	(4)	(4)	Net investment income

	1	(9)	(7)	(13)	Income (loss) before income taxes
	1	(2)	(2)	(4)	Provision (benefit) for income taxes

Total reclassifications for the period	$-	$(7)	$(5)	$(9)	Net income (loss)

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

Litigation

MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.; Index No. 603751/2009 (N.Y. Sup. Ct., N.Y. County)

Expert discovery concluded in March of 2016. The parties have completed their briefing on their respective summary judgment motions and argument is scheduled for November 15, 2016.

MBIA Insurance Corp. v. J.P. Morgan Securities LLC (f/k/a Bear, Stearns & Co. Inc.); Index No. 64676/2012 (N.Y. Sup. Ct., County of Westchester)

On June 6, 2016, the court denied J.P. Morgan’s motion for summary judgment. J.P. Morgan filed a notice of appeal of that ruling on July 6, 2016. On November 2, 2016, the Second Department of the Appellate Division of the New York State Supreme Court (the “Second Department”) issued a decision on J.P. Morgan’s separate appeal, and MBIA Corp.’s cross appeal, from the trial court’s Order of September 18, 2014, which had granted MBIA’s motion for leave to amend its complaint to assert a cause of action for fraudulent concealment, and denied its motion to amend its complaint to assert cause of action alleging material misrepresentation in the procurement of an insurance contract brought under common law as informed by NYIL Section 3105. The Second Department decision affirmed the Order as it pertained to allowing the assertion of the fraudulent concealment claim, and reversed it as to the denial of the motion to add the claim of material misrepresentation in the procurement of an insurance contract.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Commitments and Contingencies (continued)

Patriarch Partners XV, LLC v. U.S. Bank National Association and MBIA Insurance Corp.; 16 Civ. 7128 (S.D.N.Y. September 13, 2016) (Rakoff, J.)

On September 12, 2016, Patriarch Partners XV, LLC and Octaluna LLC commenced an action (with application for injunctive relief) in New York State Supreme Court against Defendants U.S. Bank National Association and MBIA Insurance Corporation seeking to enjoin a proposed September 15, 2016 sale of collateral under the Zohar I Indenture. The complaint and application argued that a temporary restraining order, followed by a preliminary and then permanent injunction, were necessary to prevent the plaintiffs from sustaining irreparable harm from the sale process. On September 13, 2016, U.S. Bank National Association removed the action to the United States District Court for the Southern District of New York. On October 18, 2016, Judge Jed S. Rakoff issued a ruling denying plaintiffs’ motion for a preliminary injunction, and ordered that the Zohar I auction could be noticed and take place no earlier than November 23, 2016. On November 3, 2016, the defendants filed their respective answers to the operative complaint.

Ambac Bond Insurance Coverage Cases, Coordinated Proceeding Case No. JCCP 4555 (Super. Ct. of Cal., County of San Francisco)

Following an appeal of the dismissal of the plaintiff’s anti-trust claim under California’s Cartwright Act, the California Court of Appeal reinstated those claims against the bond insurer defendants on February 18, 2016. On April 8, 2016, Judge Mary E. Wiss recused and disqualified herself from further proceedings in the matter. On April 14, 2016, Judge Curtis E.A. Karnow was assigned to sit as the Coordination Trial Judge. On June 24, 2016, the defendants, including the MBIA parties, filed their answers to the complaints.

National Public Finance Guarantee Corporation v. Padilla, Civ. No. 16-cv-2101 (D.P.R. June 15, 2016) (Besosa, J.)

On June 15, 2016, National filed a complaint in federal court in Puerto Rico challenging the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act (Law 21-2016 or the “Moratorium Act”) as unconstitutional under the United States Constitution. On June 22, 2016, National filed a motion for partial summary judgment on its claim that the Moratorium Act is preempted by the federal Bankruptcy Code. On July 7, 2016, the Puerto Rico defendants filed a motion to stay the case pursuant to the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”). The Puerto Rico defendants filed their response to National’s motion for summary judgment on July 11, 2016. On July 18, 2016, National responded to the stay motion and also filed its reply brief in further support of its motion for summary judgment. The motion for summary judgment is now fully briefed and a decision is pending. The defendants filed their answer to the complaint on July 26, 2016. On August 22, 2016, the court granted the Puerto Rico’s motion to stay the case pursuant to PROMESA’s stay provision, and indicated that he would hold an evidentiary hearing on whether cause existed to lift the stay. That two day hearing ended on September 23, 2016. Post-hearing memoranda from all parties were filed on October 7, 2016. On October 21, 2016, the Oversight Board filed a motion seeking to intervene into the case and opposing National’s motion to lift the PROMESA stay, while expressing no view on the merits of National’s claims. On October 28, 2016, National responded to the motion.

For those aforementioned actions in which it is a defendant, the Company is defending against those actions and expects ultimately to prevail on the merits. There is no assurance, however, that the Company will prevail in these actions. Adverse rulings in these actions could have a material adverse effect on the Company’s ability to implement its strategy and on its business, results of operations, cash flows and financial condition. At this stage of the litigation, there has not been a determination as to the amount, if any, of damages. Accordingly, the Company is not able to estimate any amount of loss or range of loss. The Company similarly can provide no assurance that it will be successful in those actions in which it is a plaintiff.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 14: Subsequent Events

Refer to “Note 13: Commitments and Contingencies” for information about legal proceedings that occurred after September 30, 2016.

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

The primary objectives of our U.S. public finance insurance segment are to generate new insurance business in National, consistent with our portfolio management and return requirements, and to maximize the economics of our existing insured portfolio through effective surveillance and remediation. Our corporate segment consists of general corporate activities, including providing general support services to MBIA’s other operating businesses and asset and capital management. MBIA Corp.’s primary objectives are to satisfy those claims of its policyholders, and to maximize future recoveries to its surplus note holders and, thereafter recoveries to preferred stock holders, if any. MBIA Corp. is executing this strategy by reducing and mitigating potential losses on its insurance exposures and pursuing various actions focused on maximizing the collection of recoveries. We do not expect to write new business in our international and structured finance insurance segment for the foreseeable future.

In September of 2016, MBIA Insurance Corporation announced that its wholly-owned subsidiary, MBIA UK (Holdings) Limited, entered into an agreement to sell MBIA UK to Assured Guaranty Corp. (“Assured”), a subsidiary of Assured Guaranty Ltd. (the “Sale Transaction”). The Sale Transaction consists of the transfer to the Company of notes issued by Zohar II 2005-1, Limited (“Zohar II”) collateralized debt obligation (“CDO”) (the “Zohar II Notes”) with an aggregate outstanding principal amount of approximately $347 million (“Assured Zohar II Notes”), in exchange for the shares of MBIA UK and a cash payment to Assured of $23 million. The Sale Transaction is subject to certain closing conditions, including the receipt of regulatory approvals from the Prudential Regulation Authority (“PRA”), the Financial Conduct Authority (“FCA”) of the United Kingdom (“U.K.”), the New York State Department of Financial Services (“NYSDFS”) and the Maryland Insurance Administration.

The sale of MBIA UK is part of MBIA Corp.’s strategy to address the maturity of the Zohar II Notes on January 20, 2017 (the “Zohar Maturity Date”), which are insured by MBIA Corp. and had $770 million of insured gross par outstanding as of September 30, 2016. MBIA Insurance Corporation expects that on the Zohar Maturity Date, it will be required to pay a claim under its policy for the amount due on the Zohar II Notes (the “Zohar II Claim”). MBIA Insurance Corporation does not expect to have sufficient liquidity to pay such claim on the Zohar II Notes unless it arranges third-party financing to enable it to pay the claim. There is no assurance that the Sale Transaction will be completed, that third-party financing will be available, or that MBIA Corp.’s strategies will be successful. Accordingly, closing of this sale is uncertain. Should the Company satisfactorily resolve these uncertainties, the Sale Transaction is scheduled to close in early January of 2017. Refer to “Executive Overview – MBIA Corp.” section for additional information on the MBIA UK transaction and Zohar II.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except per share amounts and policies	2016	2015	2016	2015
Net income (loss)	$31	$(35)	$(73)	$98
Net income (loss) per diluted share	$0.23	$(0.23)	$(0.55)	$0.55
Combined operating income (1)	$5	$24	$36	$77
Combined operating income per diluted share(1)	$0.04	$0.15	$0.28	$0.45
Gross par exposure insured	$339	$129	$706	$439
Number of policies written	39	19	96	33
Amount of shares repurchased	$-	$119	$105	$297

(1) -	Combined operating income (loss) and combined operating income (loss) per diluted share are non-GAAP measures. Refer to the following “Results of Operations” section for a discussion of operating income (loss) and operating income (loss) per diluted share and a reconciliation of GAAP net income to operating income (loss) and GAAP net income per diluted share to operating income (loss) per diluted share.

	As of	As of
In millions except per share amounts	September 30, 2016	December 31, 2015
Shareholders’ equity of MBIA Inc.	$3,658	$3,729
Book value per share	26.95	24.61
Adjusted book value per share(1)	32.39	29.69

(1) -	Adjusted book value per share is a non-GAAP measure. Refer to the following “Results of Operations” section for a discussion of adjusted book value and a reconciliation of GAAP book value per share to adjusted book value per share.

National

National is the largest U.S. public finance-only bond insurer in the financial guarantee industry as measured by total insured gross par outstanding of $125.0 billion as of September 30, 2016. National’s primary business is insuring new issue and secondary market municipal bonds while providing ongoing surveillance of National’s existing insured portfolio. National’s ability to write new business and to compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by Kroll Bond Rating Agency (“Kroll”), Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”). As of September 30, 2016, National had the following ratings: AA+ with a stable outlook by Kroll; AA- with a stable outlook by S&P; and A3 with a negative outlook by Moody’s.

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

Exposure to Puerto Rico

As of September 30, 2016, National had $3.6 billion of gross insured par outstanding ($4.0 billion of gross insured par outstanding when including accreted interest on insured capital appreciation bonds (“CABs”)) related to the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”). Puerto Rico continues to experience significant fiscal stress and constrained liquidity. As of September 30, 2016, National owned, in aggregate, $141 million of bonds issued by the Puerto Rico Electric Power Authority (“PREPA”) in connection with the Restructuring Support Agreement (“RSA”) entered into on December 23, 2015. On July 1, 2016 Puerto Rico defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $173 million as a result. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

MBIA Inc.

Our medium-term strategy is to reduce our leverage at the holding company to a level consistent with a mid-investment grade capital structure. In addition to scheduled debt maturities, from time to time, we reduce unsecured debt through calls or repurchases. We may also repurchase outstanding MBIA Inc. common shares when we deem this to be most beneficial to our shareholders. During the nine months ended September 30, 2016, we exhausted the capacity remaining under the October 28, 2015 repurchase program of $94 million by repurchasing 14.9 million common shares of MBIA Inc. at an average share price of $6.30. On February 23, 2016, the Company’s Board of Directors authorized the repurchase by the Company and its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization. During the nine months ended September 30, 2016, we repurchased 1.7 million common shares of MBIA Inc. at an average share price of $7.02 under this new share repurchase authorization. Refer to the “Capital Resources” section for further information on our share and debt repurchases.

MBIA Corp.

MBIA Corp.’s primary objectives are to satisfy any claims of its policyholders, and to maximize future recoveries, if any, for its surplus note holders and, thereafter, its preferred stock holders. MBIA Corp. is executing this strategy by reducing and mitigating potential losses on its insurance exposures and pursuing various actions focused on maximizing the collection of recoveries.

MBIA Corp. has significant negative statutory earned surplus and therefore no current capacity to pay dividends. In addition, since July 15, 2012, the NYSDFS has not approved any payments on MBIA Insurance Corporation’s outstanding surplus notes. MBIA Corp. has contributed to the Company’s net operating loss carryforward (“NOL”), which is used in the calculation of our consolidated income taxes. When and if MBIA Corp. is profitable, it is not expected to make any tax payments under the MBIA group’s tax sharing agreement and related escrow agreement (the “Tax Escrow Account”). Based on MBIA Corp.’s current projected earnings and our expectation that it will not write new business, we believe it is unlikely that MBIA Corp. will generate significant income in the near future. Refer to the “Capital Resources – MBIA Insurance Corporation” section for additional information on MBIA Insurance Corporation’s surplus notes and statutory capital.

Zohar

At this time, MBIA Insurance Corporation is particularly focused on the policy it issued on the Zohar II Notes, which mature in January of 2017 and which, as of September 30, 2016, had $770 million of insured gross par outstanding. According to the sponsor and former collateral manager of Zohar II (the “Zohar Sponsor”), the assets of Zohar II include, among other things, loans made to, and equity interests in, companies that the Zohar Sponsor purports to control (the “Zohar II Collateral”). MBIA Insurance Corporation expects that on the Zohar Maturity Date, it will be required to pay a claim under its policy for the Zohar II Claim. MBIA Insurance Corporation does not expect to have sufficient liquidity to pay such claim on the Zohar II Notes unless it arranges third-party financing to enable it to pay the claim.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

MBIA Insurance Corporation is currently seeking to arrange third-party financing to increase its liquid assets to ensure that it has sufficient liquidity to pay the Zohar II Claim. MBIA Insurance Corporation’s ability to arrange such financing, however, is constrained, and there is no assurance that it will be able to secure financing on acceptable terms. MBIA Insurance Corporation believes that any third-party financing will require approval by the NYSDFS. MBIA Insurance Corporation anticipates that the approval by the NYSDFS of the sale of MBIA UK, described herein, and of any third-party financing, if granted, would be based on (among other things) the NYSDFS concluding that MBIA Insurance Corporation will successfully execute its strategies to meet its obligations on the Zohar II Notes in a manner acceptable to the NYSDFS.

MBIA Insurance Corporation believes that if the NYSDFS concludes at any time that MBIA Insurance Corporation will not be able to satisfy its obligations under the Zohar II Notes on terms satisfactory to the NYSDFS, while maintaining sufficient assets to readily pay other policyholder claims, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the New York Insurance Law (“NYIL”) and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the NYSDFS. The NYSDFS enjoys broad discretion in this regard, and any determination they may make would not be limited to consideration of the matters described above. No assurance is given as to what action, if any, the NYSDFS may take. MBIA Insurance Corporation has also commenced preparing contingency plans with respect to a potential rehabilitation proceeding in the event that it is unable to restructure the Zohar II Notes or arrange financing to pay the amounts due on the Zohar II Notes on the Zohar Maturity Date, in each case on terms acceptable to MBIA Insurance Corporation.

In the event that MBIA Insurance Corporation makes any payment in respect of the Zohar II Notes, it will be entitled to reimbursement of such payment plus interest. MBIA Insurance Corporation believes that the primary source of such reimbursement will come from the liquidation of the Zohar II Collateral.

In addition, MBIA Insurance Corporation insured the class A-1 and A-2 notes (the “Zohar I Insured Notes”) issued by Zohar CDO 2003-1, Limited (“Zohar I”), a high yield corporate CDO, the assets of which also include, among other things, loans made to, and equity interests in, companies purportedly controlled by the Zohar Sponsor (all the assets of Zohar I, the “Zohar I Assets”). The Zohar I Insured Notes matured on November 20, 2015 and, after Zohar I failed to pay the amounts due on the Zohar I Insured Notes, MBIA Insurance Corporation paid a claim of $149 million on such Zohar I Insured Notes. As a result, MBIA Insurance Corporation is entitled to seek reimbursement of such claim plus interest and expenses (the “MBIA Zohar I Claim”) from Zohar I and/or to exercise certain rights and remedies to seek recovery of such claim. In connection with the exercise of its rights and remedies, MBIA Insurance Corporation has directed the trustee for Zohar I to commence an auction (the “Auction”) of all of the Zohar I Assets. All bids in the Auction are scheduled to be submitted by no later than November 29, 2016. MBIA Insurance Corporation has the right to submit a credit bid in the Auction for some or all of the Zohar I Assets up to the amount of the MBIA Zohar I Claim (the “MBIA Credit Bid”). In the event that any cash bids submitted in the Auction exceeds the MBIA Credit Bid, the Zohar I Assets will be sold for cash, and the cash will be applied pursuant to the Zohar I indenture priority of payments and the amounts remaining after payment of any senior expenses will be distributed to MBIA Insurance Corporation as reimbursement for the MBIA Zohar I Claim. In the event the MBIA Credit Bid is the highest bid submitted in the Auction, the Zohar I Assets will be transferred to MBIA Insurance Corporation in satisfaction of the MBIA Zohar I Claim.

While MBIA Insurance Corporation will seek to recover any payments it makes (plus interest and expenses) with respect to the Zohar I Notes and the Zohar II Notes, there can be no assurance that the value of the Zohar I Assets and/or Zohar II Assets will be sufficient to permit MBIA Insurance Corporation to recover all or substantially all of any such payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any material intercompany lending agreements or cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding with respect to MBIA Insurance Corporation would have any significant liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK or MBIA Mexico. For similar and additional reasons, we believe that MBIA Corp. does not provide significant economic value to MBIA Inc. and its shareholders. Refer to the “Liquidity – MBIA Corp. Liquidity” section for additional information on MBIA Corp.’s liquidity position. In the event of an MBIA Insurance Corporation rehabilitation or liquidation proceeding, the Company may be subject to, among other things, the following:

•

Medium-term notes (“MTNs”) issued by MBIA Global Funding, LLC (“GFL”), which are insured by MBIA Insurance Corporation, would accelerate. To the extent GFL failed to pay the accelerated amounts under the GFL MTNs, the MTN holders would have policy claims against MBIA Insurance Corporation for scheduled payments of interest and principal. MBIA Inc.’s payment obligations regarding the GFL MTNs are not subject to acceleration under a regulatory proceeding of MBIA Corp.;

•

An MBIA Insurance Corporation rehabilitation or liquidation proceeding is expected to accelerate certain investment agreements issued by MBIA Inc., including, in some cases, with make-whole payments. The investment agreements are fully collateralized with high quality collateral, which is expected to be sufficient, upon liquidation, to repay the amounts due on the related investment agreements. In the event liquidation of the collateral is insufficient, MBIA Inc. will be required to make up any shortfall, which would reduce MBIA Inc.’s liquidity resources. To the extent MBIA Inc. fails to pay the accelerated amounts under these investment agreements or the collateral securing these investment agreements is insufficient to pay the accelerated amounts due, the holders of the investment agreements would have policy claims against MBIA Insurance Corporation;

•

Credit default swap (“CDS”) contract counterparties may seek to terminate CDS contracts insured by MBIA Insurance Corporation and make market-based damage claims (irrespective of whether actual credit-related losses are expected under the underlying exposure), which, based on MBIA Corp.’s estimates, could aggregate up to $140 million as of September 30, 2016. The CDS counterparties could assert that the mark-to-market claims are higher than those estimated by MBIA Corp. Counterparties on other insured derivative contracts may also seek to terminate such contracts and make claims;

•

In the event of a rehabilitation or liquidation proceeding, MBIA Insurance Corporation would continue to be included in the MBIA Inc. consolidated federal income tax return. As a result of such a proceeding, it is possible that MBIA Insurance Corporation may generate taxable income in the future, which would be applied against and reduce the Company’s NOL;

•

The rehabilitator or liquidator would replace the Board of Directors of MBIA Insurance Corporation and take control of the operations and assets of MBIA Insurance Corporation (subject to, with respect to MBIA UK, regulatory oversight and related controls provided by the PRA and FCA, which would stay in effect following such occurrence), which would result in MBIA Inc. losing control of MBIA Insurance Corporation and possible changes to MBIA Insurance Corporation’s strategies and management; and

•

An MBIA Insurance Corporation rehabilitation or liquidation proceeding may impose additional costs and/or potential liabilities on MBIA Inc. In addition, MBIA Insurance Corporation would be subject to significant additional expenses arising from the appointment of a rehabilitator or liquidator, as receiver, and payment of the fees and expenses of the advisors to such rehabilitator or liquidator.

Economic and Financial Market Trends

The U.S. economy continued to experience modest growth during the third quarter of 2016 driven by solid job growth, gains in consumer spending from lower energy costs and the ongoing recovery of the housing market. Partially offsetting these items were tepid wage growth and a slight increase in the unemployment rate. At the end of June of 2016, the U.K. held a referendum in which it voted to leave the European Union, referred to as (“Brexit”). This decision initially caused significant financial markets volatility and concerns over a potential recession in the U.K. and the rest of Europe. In response to these concerns, the Bank of England indicated it was willing to ease monetary policy and restart quantitative easing. Nevertheless, the potential impact of Brexit, coupled with concerns about the European banking sector and the upcoming political elections next year in France and Germany, has resulted in an unusually high level of uncertainty that could undermine European confidence and growth.

In addition to uncertainty about European economic growth prospects, the slowing growth in Japan, China and other emerging markets continues to weigh on the global economy. Any material adverse impact on these economies may have implications for continued U.S. growth. Despite all these uncertainties, there still remains the possibility of a rate increase by the Federal Open Market Committee before the end of 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except for share and per share amounts	2016	2015	2016	2015
Total revenues	$203	$92	$353	$556
Total expenses	148	147	454	406

Income (loss) before income taxes	55	(55)	(101)	150
Provision (benefit) for income taxes	24	(20)	(28)	52

Net income (loss)	$31	$(35)	$(73)	$98

Net income (loss) per common share:
Basic	$0.23	$(0.23)	$(0.55)	$0.56
Diluted	$0.23	$(0.23)	$(0.55)	$0.55
Weighted average number of common shares outstanding:
Basic	131,633,411	155,239,723	133,368,752	169,610,370
Diluted	132,042,067	155,239,723	133,368,752	170,566,386

Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

The increase in consolidated total revenues was primarily due to favorable changes in the value of our interest rate swaps, net gains on the sales of investments, an increase in fees and reimbursements and net gains on insured derivatives, partially offset by net losses on foreign exchange. Net gains on our interest rate swaps were primarily due to the effect of increases in interest rates during the period. Net gains from the sales of investments in 2016 were primarily due to sales of securities as a result of favorable market conditions. The increase in fees and reimbursements was due to an increase in termination, waiver and consent fees related to the ongoing management of our international and structured finance insurance business. Net gains on insured derivatives in 2016 were due to the reversal of unrealized losses from the termination of an insured derivative and favorable changes in spreads/prices on the underlying collateral. Net losses in foreign exchange in 2016 were primarily associated with our Euro denominated liabilities as a result of the weakening of the U.S. dollar.

Consolidated total expenses for the three months ended September 30, 2016 and 2015 included $50 million and $39 million, respectively, of net insurance loss and LAE. This increase was principally due to increases in reserves on certain Puerto Rico exposures and insured second-lien residential mortgage-backed securities (“RMBS”) transactions, partially offset by decreases in expected payments on CDOs.

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

The decrease in consolidated total revenues was due to net losses on insured derivatives compared with gains in 2015, gains from derivative terminations in 2015, unfavorable changes of foreign exchange and lower net premiums earned due to higher refunding activity in 2015, partially offset by net gains on the sales of investments in 2016 and an increase in fees and reimbursements. Net losses on insured derivatives in 2016 were primarily the result of claim payments on commercial mortgage-backed securities (“CMBS”) transactions. Net gains on insured derivatives in 2015 were principally the result of changes in transaction-specific factors, such as credit ratings, partially offset by claim payments. Net losses in foreign exchange in 2016 were primarily associated with our Euro denominated liabilities as a result of the weakening of the U.S. dollar. Net gains from the sales of investments in 2016 were primarily due to generating liquidity for expected payments on certain Puerto Rico exposures and from favorable market conditions. The increase in fees and reimbursements was due to an increase in termination, waiver and consent fees related to the ongoing management of our international and structured finance insurance business.

Consolidated total expenses for the nine months ended September 30, 2016 and 2015 included $149 million and $79 million, respectively, of net insurance loss and LAE. This increase was principally due to increases in payments on certain Puerto Rico exposures and insured first-lien RMBS transactions, partially offset by decreases in expected payments on CDOs.

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

Operating income (loss) and operating income (loss) per diluted common share include the combined after-tax results of our U.S. public finance insurance and corporate segments and remove the after-tax results of our international and structured finance insurance segment, which is not part of our ongoing business strategy as we do not expect to write new business in this segment for the foreseeable future. In addition, we exited our advisory services segment through the sale of Cutwater effective January 1, 2015.

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

•	Elimination of the results from the sale of Cutwater.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our combined operating income (loss) and operating income (loss) per diluted common share and provides reconciliations of GAAP net income (loss) to operating income (loss) and GAAP net income (loss) per diluted common share to operating income (loss) per diluted common share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
In millions except share and per share amounts	2016		2015
Net income (loss) and net income (loss) per diluted common share	$31	$0.23	$(35)	$(0.23)
Less: operating income adjustments:
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	12	0.09	(58)	(0.37)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments(1)	10	0.08	(32)	(0.21)
Foreign exchange gains (losses)(1)	(6)	(0.05)	1	0.01
Net gains (losses) on sales of investments(1)	32	0.24	-	-
Net investment losses related to OTTI	-	-	(3)	(0.02)
Other net realized gains (losses)(2)	(2)	(0.02)	(1)	(0.01)
Operating income adjustment to the (provision) benefit for income tax(3)	(20)	(0.15)	34	0.22

Operating income (loss) and operating income (loss) per diluted common share	$5	$0.04	$24	$0.15

Weighted average diluted shares used in calculation		132,042,067		156,063,511	(4)

(1) -	Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2) -	Relates to the results from the sale of Cutwater.

(3) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(4) -	Includes GAAP diluted weighted average number of common shares of 155,239,723 and the dilutive effect of common stock equivalents of 823,788 shares.

	Nine Months Ended September 30,
In millions except share and per share amounts	2016			2015
Net income (loss) and net income (loss) per diluted common share	$(73)	$(0.55)		$98	$0.55
Less: operating income adjustments:
Income before income taxes of our international and structured finance insurance segment and eliminations	(136)	(1.02)		(58)	(0.34)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments(1)	(50)	(0.38)		23	0.13
Foreign exchange gains (losses)(1)	(24)	(0.18)		44	0.25
Net gains (losses) on sales of investments(1)	51	0.38		7	0.04
Net investment losses related to OTTI	(1)	(0.01)		(10)	(0.06)
Net gains (losses) on extinguishment of debt	5	0.04		(1)	(0.01)
Other net realized gains (losses)(2)	(4)	(0.03)		22	0.13
Operating income adjustment to the (provision) benefit for income tax(3)	50	0.37		(6)	(0.04)

Operating income (loss) and operating income (loss) per diluted common share	$36	$0.28		$77	$0.45

Weighted average diluted shares used in calculation		133,850,864	(4)		170,566,386

(1) -	Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2) -	Relates to the results from the sale of Cutwater.

(3) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(4) -	Includes GAAP diluted weighted average number of common shares of 133,368,752 and the dilutive effect of common stock equivalents of 482,112 shares.

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

As of September 30, 2016, ABV per share was $32.39, an increase from $29.69 as of December 31, 2015. The increase in ABV per share was primarily driven by a decrease in common shares outstanding from the share repurchases made by the Company during the nine months ended September 30, 2016. The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

In millions except share and per share amounts	As of September 30, 2016	As of December 31, 2015
Total shareholders’ equity of MBIA Inc.	$3,658	$3,729
Common shares outstanding	135,723,407	151,530,377
Book value per share	$26.95	$24.61
Reverse book value of international and structured finance insurance segment(1)	3.14	1.61
Reverse net unrealized (gains) losses included in other comprehensive income (loss)	(1.04)	0.34
Add net unearned premium revenue(2)	4.62	5.02
Add tax impact effect on unrealized (gains) losses and unearned premium revenue	(1.28)	(1.89)

Total adjustments per share	5.44	5.08

Adjusted book value per share	$32.39	$29.69

(1) -	The book value for the international and structured finance insurance segment does not provide significant economic or shareholder value to MBIA Inc. Amounts are net of any deferred taxes available to MBIA Inc.

(2) -	Consists of financial guarantee premiums, net of deferred acquisition costs. The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2016	2015	Change	2016	2015	Change
Net premiums earned	$60	$68	-12%	$174	$226	-23%
Net investment income	29	29	- %	90	86	5%
Fees and reimbursements	1	1	- %	2	2	- %
Net gains (losses) on financial instruments at fair value and foreign exchange	31	1	n/m	65	4	n/m
Net investment losses related to other-than-temporary impairments	-	(3)	-100%	-	(9)	-100%
Other net realized gains (losses)	-	-	-%	-	(4)	-100%

Total revenues	121	96	26%	331	305	9%

Losses and loss adjustment	28	(7)	n/m	46	(5)	n/m
Amortization of deferred acquisition costs	12	15	-20%	36	49	-27%
Operating	15	17	-12%	45	47	-4%

Total expenses	55	25	120%	127	91	40%

Income (loss) before income taxes	66	71	-7%	204	214	-5%
Provision (benefit) for income taxes	22	25	-12%	69	74	-7%

Net income (loss)	$44	$46	-4%	$135	$140	-4%

n/m - Percent change not meaningful.

National supports the credit enhancement needs of municipal debt issuers across the U.S. National maintains underwriting criteria for most municipal risk types and pursues opportunities for new business across the spectrum of municipal sectors. During the nine months ended September 30, 2016, National insured $706 million of gross par exposure in the primary and secondary markets. The majority of its new business is in the general obligation, tax-backed and revenue bond sectors. Low interest rates and competitive pricing levels continue to limit new business opportunities.

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for the three months ended September 30, 2016 compared with the same period of 2015 resulted from decreases in refunded premiums earned of $4 million and scheduled premiums earned of $4 million. The decrease in net premiums earned for the nine months ended September 30, 2016 compared with the same period of 2015 resulted from decreases in refunded premiums earned of $33 million and scheduled premiums earned of $19 million. Scheduled premium earnings declined due to the refunding and maturity of insured issues in prior periods. Refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of scheduled premiums that would have been earned in the current period.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended September 30, 2016 compared with the same period of 2015 was principally due to increases in net realized gains from the sales of securities as a result of favorable market conditions. The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the nine months ended September 30, 2016 compared with the same period of 2015 was principally due to increases in net realized gains from the sales of securities in order to generate liquidity for expected payments on certain Puerto Rico exposures and from favorable market conditions.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to OTTI for the three and nine months ended September 30, 2015 were primarily related to one impaired security for which a loss was recognized as the difference between its amortized cost and the net present value of its projected cash flows. This OTTI resulted from liquidity concerns and other adverse financial conditions of the issuer. Refer to the “Liquidity” section included herein for additional information about impaired investments.

OTHER NET REALIZED GAINS (LOSSES) Other net realized losses for the nine months ended September 30, 2015 related to an impairment charge on our Armonk, New York facility recorded during the three months ended March 31, 2015 to adjust the carrying amount to its sales price less costs to sell.

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

The following table presents information about our U.S. public finance insurance loss and LAE expenses for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
In millions	2016	2015	Change	2016	2015	Change
Loss and LAE related to actual and expected payments	$200	$(5)	n/m	$229	$(6)	n/m
Recoveries of actual and expected payments	(172)	(2)	n/m	(182)	1	n/m

Gross losses incurred	28	(7)	n/m	47	(5)	n/m
Reinsurance	-	-	- %	(1)	-	n/m

Losses and loss adjustment expenses	$28	$(7)	n/m	$46	$(5)	n/m

n/m - Percent change not meaningful.

For the three and nine months ended September 30, 2016, losses and LAE primarily related to increases in actual and expected payments on certain Puerto Rico exposures, partially offset by increases in recoveries of expected payments on certain Puerto Rico exposures. The benefit in losses and LAE for the three and nine months ended September 30, 2015 primarily related to decreases in reserves for certain municipal utilities driven by decreases in interest rates used to discount reserves and recoveries.

The following table presents information about our U.S. public finance insurance loss and LAE reserves and recoverables as of September 30, 2016 and December 31, 2015:

In millions	September 30, 2016	December 31, 2015	Percent Change
Assets:
Insurance loss recoverable	$174	$4	n/m
Reinsurance recoverable on paid and unpaid losses (1)	1	1	- %
Liabilities:
Gross loss and LAE reserves	100	66	52%
Expected recoveries on unpaid losses	(28)	(21)	33%

Loss and LAE reserves	$72	$45	60%

Insurance loss recoverable - ceded (2)	$12	$-	n/m

(1) -	Reported within “Other assets” on our consolidated balance sheets.

(2) -	Reported within “Other liabilities” on our consolidated balance sheets.

n/m - Percent change not meaningful.

Loss and LAE Reserves as of September 30, 2016 increased compared with December 31, 2015 primarily as a result of increases in expected payments on certain Puerto Rico exposures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for estimated future claims payments, which includes insured credits where a payment default has occurred and National has already paid a claim and insured credits where a payment default has not yet occurred. As of September 30, 2016 and December 31, 2015, loss and LAE reserves comprised the following:

$ in millions	Number of Issues (1)		Loss and LAE Reserve		Par Outstanding
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015	2016	2015
Gross of reinsurance:
Issues with defaults	5	3	$56	$13	$1,520	$52
Issues without defaults	6	5	16	32	1,489	1,430

Total gross of reinsurance	11	8	$72	$45	$3,009	$1,482

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and nine months ended September 30, 2016 and 2015 are presented in the following table:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2016	2015	Change	2016	2015	Change
Gross expenses	$15	$17	-12%	$46	$47	-2%

Amortization of deferred acquisition costs	$12	$15	-20%	$36	$49	-27%
Operating	15	17	-12%	45	47	-4%

Total insurance operating expenses	$27	$32	-16%	$81	$96	-16%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Amortization of deferred acquisition costs decreased for the three and nine months ended September 30, 2016 compared with the same periods of 2015 due to higher refunding activity in 2015. When an insured obligation refunds, we accelerate any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during the nine months ended September 30, 2016 or 2015.

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

The following table presents a reconciliation of GAAP net income (loss) to operating income (loss) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Net income (loss)	$44	$46	$135	$140
Less: operating income adjustments:
Net gains (losses) on sales of investments(1)	31	-	61	3
Net investment losses related to OTTI	-	(3)	-	(9)
Operating income adjustment to the (provision) benefit for income tax(2)	(11)	1	(21)	2

Operating income (loss)	$24	$48	$95	$144

(1) -	Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

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

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of September 30, 2016 and December 31, 2015. CABs are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	September 30, 2016		December 31, 2015
Rating	Amount	%	Amount	%
AAA	$5,881	4.7%	$6,721	4.2%
AA	58,338	46.7%	77,081	47.9%
A	41,839	33.5%	56,890	35.3%
BBB	13,022	10.4%	13,947	8.6%
Below investment grade	5,913	4.7%	6,378	4.0%

Total	$124,993	100.0%	$161,017	100.0%

U.S. Public Finance Insurance Puerto Rico Exposures

The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of September 30, 2016.

In millions	Gross Par Outstanding	Gross Par Outstanding Plus CAB Accreted Interest	Debt Service Outstanding	National Internal Rating
Puerto Rico Electric Power Authority (PREPA)(1)	$1,250	$1,270	$1,820	d
Puerto Rico Commonwealth GO(1)	665	690	919	d
Puerto Rico Public Buildings Authority(2)	190	190	284	d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)(1)	586	586	1,068	d
Puerto Rico Highway and Transportation Authority - Subordinated Transportation Revenue	33	33	45	d
Puerto Rico Sales Tax Financing Corporation (COFINA) (1)	684	1,077	4,170	bbb3
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)(1)	87	89	123	d
University of Puerto Rico System Revenue	86	86	127	d
Inter American University of Puerto Rico Inc.	26	26	35	a3

Total	$3,607	$4,047	$8,591

(1) -	Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy.

(2) -	Additionally secured by the guarantee of the Commonwealth of Puerto Rico.

For many years Puerto Rico’s economy has suffered from stagnation, net migration of people out of Puerto Rico and weak government fiscal management that has led to recurring budget deficits and increased borrowing to finance such deficits. As a result of mounting debt, deteriorating credit ratings and lack of market confidence, Puerto Rico does not have access to the capital markets at reasonable rates.

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

On August 31, 2016, the President of the United States announced the appointment of the seven members who will comprise the Oversight Board. The Oversight Board has adopted its bylaws and established a sub-committee to search for and hire an Executive Director and General Counsel. Among other matters, the Oversight Board and its advisors will evaluate Puerto Rico’s fiscal plan and potential restructuring options, and consider how to address such proposals under the guidelines provided by PROMESA.

Consistent with Section 409 of PROMESA, an Economic Task Force was established in July of 2016. Under the law, the Task Force is charged with identifying impediments to Puerto Rico’s growth and recommending changes to promote long-term economic growth and stability, spur new job creation, reduce child poverty, and attract investment in the territory. The Task Force’s report is due by December 31, 2016.

On April 6, 2016, Governor of Puerto Rico signed into law The Puerto Rico Emergency Moratorium and Financial Rehabilitation Act (Law 21-2016 or the “Moratorium Act”). The legislation authorized the Governor of Puerto Rico to order a moratorium on the payment of certain obligations of Puerto Rico through January 1, 2017 and, if extended, March 31, 2017. On June 30, 2016, the Governor of Puerto Rico, relying on that authorization, signed certain executive orders suspending payment of general obligation debt (“GO”) as well as declaring “states of emergency” for Puerto Rico including the Retirement System of Public Employees, Puerto Rico Industrial Corporation and the University of Puerto Rico. As such, on July 1, 2016, when payments were due and payable, Puerto Rico failed to pay debt service of approximately $779 million on GO bonds as well as a portion of $178 million of Puerto Rico guaranteed debt of the Puerto Rico Public Buildings Authority (“PBA”). National paid claims of approximately $169 million on the GO bonds.

Also under color of the authority provided by the Moratorium Act, on May 17, 2016, the Governor of Puerto Rico signed an executive order to suspend through June 30, 2016 PRHTA’s obligations to transfer to the fiscal agent certain toll revenues and any other revenues allocated to or received by PRHTA and authorize PRHTA’s use of such revenues for the ongoing provision of services essential to protect the health, safety, and welfare of the residents of Puerto Rico. On June 30, 2016, the Governor of Puerto Rico signed two executive orders that, collectively, extended the May 17, 2016 suspension of revenue transfers to the fiscal agent and suspended the payment of PRHTA’s debt obligations under the 1968 and 1998 Resolutions coming due during the term of the Moratorium Act (but not the transfer of revenues pledged for the payment of outstanding loans owed to Government Development Bond (“GDB”), which were modified solely to the extent necessary to provide PRHTA with the revenues it requires to fund operating expenses or essential services). In addition, one of the executive orders issued on June 30, 2016 also suspended the University of Puerto Rico’s (“UPR”) obligation to (a) transfer certain pledged revenues to the trustee for revenue bonds issued by UPR, and (b) make payments pursuant to the Lease Agreement between UPR and Desarrollos Universitarios Inc., which payments support the debt service payments on certain educational facilities revenue bonds issued by the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The UPR revenue bonds and AFICA educational facilities revenue bonds insured by National were paid from pledged revenues on June 1, 2016 and July 1, 2016, respectively. As a result of suspending UPR’s obligation to transfer funds to the trustee for debt service, National downgraded the rating of UPR to “d” during the third quarter of 2016. Holders of debt insured by National and issued by UPR, Puerto Rico Industrial Development Company, PBA, and most of PRHTA, were paid through reserves or funded by monthly deposits held by the respective trustee or fiscal agent. National paid an additional $4 million of claims on PRHTA debt when the GDB refused to release debt service reserve funds held in trust by the GDB.

In June of 2016, National filed a complaint in federal court in Puerto Rico challenging the Moratorium Act as unconstitutional under the United States Constitution as well as a motion for partial summary judgment on its claim that the Moratorium Act is preempted by the federal Bankruptcy Code. The motion for summary judgment is now fully briefed and a decision is pending. The Puerto Rico defendants filed their answer to the complaint in July of 2016 and in August of 2016, the Court granted the Puerto Rico defendant’s motion to stay the case pursuant to PROMESA’s stay provision. In September of 2016, the Court held an evidentiary hearing on whether cause existed to lift the stay. In October of 2016, the Oversight Board filed a motion with the Court seeking to intervene into the case and opposing National’s motion to lift the PROMESA stay, while expressing no view on the merits of National’s claims. On October 28, 2016, National responded to this motion. Refer to “Note 13: Commitments and Contingencies” in the Notes to Consolidated Financial Statements for additional information about this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

COFINA

In October of 2016, a group of GO bondholders which had, in July of 2016, previously initiated litigation against Puerto Rico, filed a motion seeking leave to amend its complaint to add a challenge to Puerto Rico’s purported diversion of funds to the Puerto Rico Sales Tax Financing Corporation (“COFINA”). The plaintiff group contends that the funds being used to pay bonds issued by COFINA constitute “available resources” within the meaning of article VI, section 8 of the Puerto Rico Constitution, and therefore must be devoted to payment of principal and interest on Puerto Rico’s public debt before they may be used for other purposes. By failing to redirect such funds to pay GO bondholders, the plaintiff group claims that Puerto Rico is improperly diverting funds to COFINA bondholders. National has exposure to COFINA debt of over $1.0 billion, including CAB accreted interest. As legal opinions from Puerto Rico justice secretaries and bond counsel have confirmed, National believes that the legal structure of COFINA is secure and that it maintains a valid statutory lien on the sales tax revenue stream backing the bonds. Although the Court ruled that the automatic stay provision of PROMESA did not apply to some of the plaintiffs’ claims, other claims in the plaintiffs’ second amended complaint may be subject to the litigation stay. Notwithstanding the foregoing, until all legal challenges are resolved, there can be no assurance that the COFINA structure will be upheld. Thus, risk exists that the sales tax revenue backing the bonds could be clawed back by Puerto Rico.

PREPA

National’s largest exposure to Puerto Rico, by gross par outstanding, is to PREPA. On December 23, 2015, National, Assured Guaranty, and the ad hoc group of bondholders (representing approximately $3.0 billion, or 37.0% of the power revenue bonds, (collectively the “Supporting Creditors”)) entered into an RSA with the support of approximately 65% of $8.1 billion of outstanding PREPA bonds, including approximately $1.4 billion of PREPA bonds insured by National. The RSA calls for a newly formed bankruptcy remote special purpose entity (“SPE”) to issue securitized bonds including bonds that are equal in principal amount to the outstanding principal of the PREPA bonds insured by National and by other monoline insurers (“Mirror Bonds”). The Mirror Bonds will bear interest at the same rate and will amortize at the same schedule as the existing insured legacy bonds which they back. The payments on the Mirror Bonds will be used to make payment on the insured legacy bonds.

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

The RSA remains in effect and milestones have been reached. In February of 2016, the PREPA Revitalization Act (the “Revitalization Act”) was approved by Puerto Rico’s House of Representatives and Senate and signed into law by the Governor of Puerto Rico. Enactment of the Revitalization Act was required by the RSA and is an integral component of the PREPA restructuring. The constitutionality of the Revitalization Act and securitized bonds are currently being challenged by litigation in the Superior Court in Puerto Rico. Validation of the Revitalization Act is required by the RSA and there is no concrete timetable for resolution of these lawsuits.

There are two separate but parallel rate-cases currently pending in front of the Puerto Rico Energy Commission (“PREC”). In June of 2016, PREC approved a volumetric transition charge for both residential and non-residential customers. The transition charge will be used to pay the debt issued by the SPE. Also in June of 2016, the PREC issued an order approving a requested provisional rate of approximately $0.013/kWh requested by PREPA. A decision on the permanent rate is expected by early next year.

On June 30, 2016, the Supporting Creditors and PREPA agreed to extend the RSA deadline until December 15, 2016. As part of the agreement, PREPA made its July 1, 2016 debt service payment of approximately $417 million. In order to provide liquidity to PREPA, the Supporting Creditors purchased approximately $264 million of bonds (Series 2016C, 2016D and 2016E) and National purchased $105 million of 2016C bonds. The 2016C bonds will earn 5.4% interest, will amortize over the next four years, and will be supported by Mirror Bonds when the SPE issues its securitization bonds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

PRHTA

As set forth above, National has significant exposure to PRHTA. In December of 2015, the Governor of Puerto Rico signed an executive order to redirect certain revenues previously allocated to select public corporation and certain other government agencies (“clawback”), including PRHTA. On January 1, 2016, Puerto Rico made all of its debt service payments due except for bond payments totaling $37 million relating to the Puerto Rico Infrastructure Authority (“PRIFA”) and Public Finance Corporation. Following the missed payment by PRIFA, certain bond insurers (not including National) filed a lawsuit against Puerto Rico claiming that the clawback of the revenues violated the U.S. constitution and the laws of Puerto Rico. Puerto Rico has made a motion to dismiss that case. The outcome of that legal challenge is uncertain, and further, while adoption of the clawback measure was intended to provide short-term relief, Puerto Rico’s lack of a comprehensive plan or clear evidence of steps to conserve resources necessary to meet its near term debt service obligations raises questions as to whether the intercept will continue to be a short-term measure.

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

Other

Other than Inter American University of Puerto Rico Inc., S&P, Fitch Ratings and/or Moody’s have downgraded the ratings of all Puerto Rico issuers to below investment grade with a negative outlook due to narrowing liquidity, sluggish economic growth and persistent structural deficits. Additionally, subsequent to the Governor of Puerto Rico declaring a state of emergency and suspending debt service payments, S&P revised its rating for Puerto Rico, its GO, PREPA and PRHTA’s subordinated transportation revenue bonds, series 1998, state infrastructure bank, to “D” (default).

Scheduled gross debt service due on our Puerto Rico insured exposures for the three months ending December 31, 2016 and each of the subsequent four years ending December 31 and thereafter are presented in the following table:

In millions	Three Months Ending December 31, 2016	2017	2018	2019	2020	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$-	$184	$120	$177	$115	$1,224	$1,820
Puerto Rico Commonwealth GO	-	66	96	154	223	380	919
Puerto Rico Public Building Authority	-	15	21	27	11	210	284
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	-	31	35	29	30	943	1,068
Puerto Rico Highway and Transportation Authority - Subordinated Transportation Revenue	-	5	5	3	3	29	45
Puerto Rico Sales Tax Financing Corporation (COFINA)	-	-	-	-	-	4,170	4,170
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	-	22	6	16	17	62	123
University of Puerto Rico System Revenue	1	8	7	7	7	97	127
Inter American University of Puerto Rico Inc.	2	3	3	3	3	21	35

Total	$3	$334	$293	$416	$409	$7,136	$8,591

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

The following table summarizes the consolidated results of our corporate segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2016	2015	Change	2016	2015	Change
Net investment income	$10	$8	25%	$25	$26	-4%
Fees	11	13	-15%	35	39	-10%
Net gains (losses) on financial instruments at fair value and foreign exchange	(2)	(45)	-96%	(105)	41	n/m
Net investment losses related to other-than-temporary impairments	-	-	-%	(1)	(1)	-%
Net gains (losses) on extinguishment of debt	-	-	-%	5	(1)	n/m
Other net realized gains (losses)	(2)	(1)	100%	(4)	22	-118%

Total revenues	17	(25)	n/m	(45)	126	-136%

Operating	17	19	-11%	54	58	-7%
Interest	23	24	-4%	70	74	-5%

Total expenses	40	43	-7%	124	132	-6%

Income (loss) before income taxes	(23)	(68)	-66%	(169)	(6)	n/m
Provision (benefit) for income taxes	(8)	(25)	-68%	(50)	-	n/m

Net income (loss)	$(15)	$(43)	-65%	$(119)	$(6)	n/m

n/m	- Percent change not meaningful.

NET INVESTMENT INCOME The increase in net investment income for the three months ended September 30, 2016 compared with the same period of 2015 was primarily due to investments in higher yielding assets. The decrease in net investment income for the nine months ended September 30, 2016 compared with the same period of 2015 was primarily due to lower average asset balances as a result of funding share repurchases.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended September 30, 2016 compared with the same period of 2015 was primarily due to gains from mark-to-market changes of our interest rate swaps, fair value option investments and medium-term notes, partially offset by foreign exchange losses on Euro denominated liabilities from the weakening of the U.S. dollar. The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the nine months ended September 30, 2016 compared with the same period of 2015 was primarily due to gains from the termination of interest rate swaps recorded in 2015, foreign exchange losses on Euro denominated liabilities from the weakening of the U.S. dollar and net losses on the sales of investments, partially offset by a decrease in losses from mark-to-market changes related to our interest rate swaps and medium-term notes.

OTHER NET REALIZED GAINS (LOSSES) The decrease in other net realized gains for the nine months ended September 30, 2016 compared with the same period of 2015 was primarily due to the gain from the sale of Cutwater recorded in the first quarter of 2015.

OPERATING EXPENSES Operating expenses decreased for the three and nine months ended September 30, 2016 compared with the same periods of 2015 primarily due to decreases in share-based compensation resulting from the vesting of restricted stock awards in 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE Interest expense decreased for the three and nine months ended September 30, 2016 compared with the same periods of 2015 primarily due to the continued maturities and repurchases of debt obligations issued by the Company.

PROVISION (BENEFIT) FOR INCOME TAXES The benefit for income taxes for the nine months ended September 30, 2016 was lower than the statutory rate of 35% principally due to foreign tax credit adjustments, partially offset by the fluctuation of the value of nontaxable warrants issued by the Company.

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

The following table presents a reconciliation of GAAP net income (loss) to operating income (loss) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Net income (loss)	$(15)	$(43)	$(119)	$(6)
Less: operating income adjustments:
Mark-to-market gains (losses) on financial instruments(1)	10	(32)	(50)	23
Foreign exchange gains (losses)(1)	(6)	1	(24)	44
Net gains (losses) on sales of investments(1)	1	-	(10)	4
Net investment losses related to OTTI	-	-	(1)	(1)
Net gains (losses) on extinguishment of debt	-	-	5	(1)
Other net realized gains (losses)(2)	(2)	(1)	(4)	22
Operating income adjustment to the (provision) benefit for income tax(3)	1	13	24	(30)

Operating income (loss)	$(19)	$(24)	$(59)	$(67)

(1) -	Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2) -	Relates to the results from the sale of Cutwater.

(3) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

International and Structured Finance Insurance

Our international and structured finance insurance business is principally operated through MBIA Corp. We believe that MBIA Corp. does not provide significant economic value to MBIA Inc. and its shareholders. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, non-U.S. public finance and global structured finance insured obligations when due or, in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise. MBIA Insurance Corporation insures the investment contracts written by MBIA Inc., and if MBIA Inc. or such subsidiaries were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would make such payments under its insurance policies. MBIA Insurance Corporation also insured debt obligations of other affiliates, including GFL and IMC. MBIA Corp. has also written insurance policies guaranteeing the obligations under CDS contracts of an affiliate, LaCrosse Financial Products, LLC (“LaCrosse”), and certain other derivative contracts, which may include termination payments that may become due in certain events, including the insolvency or payment defaults of MBIA Corp. or LaCrosse. Currently, MBIA Insurance Corporation provides reinsurance to MBIA Mexico.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our international and structured finance insurance segment results for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2016	2015	Change	2016	2015	Change
Net premiums earned	$23	$25	-8%	$66	$75	-12%
Net investment income	3	3	-%	9	9	-%
Fees and reimbursements	34	15	127%	57	50	14%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(4)	(18)	-78%	(20)	(30)	-33%
Unrealized gains (losses) on insured derivatives	20	21	-5%	-	121	-100%

Net change in fair value of insured derivatives	16	3	n/m	(20)	91	-122%
Net gains (losses) on financial instruments at fair value and foreign exchange	9	(11)	n/m	23	(19)	n/m
Other net realized gains (losses)	-	-	-%	1	-	n/m
Revenues of consolidated VIEs:
Net investment income	5	12	-58%	25	37	-32%
Net gains (losses) on financial instruments at fair value and foreign exchange	8	13	-38%	-	9	-100%

Total revenues	98	60	63%	161	252	-36%

Losses and loss adjustment	22	46	-52%	103	84	23%
Amortization of deferred acquisition costs	15	18	-17%	42	59	-29%
Operating	13	13	-%	35	38	-8%
Interest	29	28	4%	86	83	4%
Expenses of consolidated VIEs:
Operating	3	3	-%	10	10	-%
Interest	4	10	-60%	20	29	-31%

Total expenses	86	118	-27%	296	303	-2%

Income (loss) before income taxes	12	(58)	-121%	(135)	(51)	n/m
Provision (benefit) for income taxes	7	(20)	-135%	(48)	(19)	n/m

Net income (loss)	$5	$(38)	-113%	$(87)	$(32)	n/m

n/m - Percent change not meaningful.

For the three and nine months ended September 30, 2016 and 2015, we did not write any new international and structured finance insurance. We do not expect to write new business in our international and structured finance insurance segment for the foreseeable future due to its current ratings and accumulated losses. Furthermore, MBIA UK is no longer permitted to write new business and doing so would require regulatory approval. Our primary objectives for MBIA Corp. are to satisfy claims of its policyholders, and to maximize future recoveries to its surplus note holders and, thereafter recoveries to preferred stock holders, if any. As of September 30, 2016, MBIA Corp.’s total insured gross par outstanding was $32.9 billion. Since December 31, 2007, MBIA Corp.’s total insured gross par outstanding has decreased approximately 90% from $331.2 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating variable interest entities (“VIEs”). In addition, we generate net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2016	2015	Change	2016	2015	Change
Net premiums earned:
U.S.	$5	$7	-29%	$12	$21	-43%
Non-U.S.	18	18	-%	54	54	-%

Total net premiums earned	$23	$25	-8%	$66	$75	-12%

VIEs (eliminated in consolidation)	$2	$3	-33%	$5	$9	-44%

Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Net premiums earned decreased for the three and nine months ended September 30, 2016 compared with the same periods of 2015 primarily due to decreases in scheduled premiums earned from the maturity and early settlement of insured transactions with no writings of new insurance policies.

FEES AND REIMBURSEMENTS The increases in fees and reimbursements for the three and nine months ended September 30, 2016 compared with the same periods of 2015 were primarily due to increases in termination, waiver and consent fees related to ongoing management of our international and structured finance insurance business, partially offset by decreases in ceding commission income as a result of lower refunding activity. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The Company no longer insures new credit derivative contracts. Realized losses on insured derivatives include payments made net of premiums and fees earned and salvage received. For the three months ended September 30, 2016 and 2015, premiums and fees earned on insured derivatives were $1 million and $5 million, respectively. For the nine months ended September 30, 2016 and 2015, premiums and fees earned on insured derivatives were $3 million and $12 million, respectively. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and scheduled amortizations. For the three and nine months ended September 30, 2016 and 2015, realized losses on insured derivatives resulted from claim payments on CMBS exposure.

For the three months ended September 30, 2016, unrealized gains on insured derivatives were principally the result of the reversal of unrealized losses from a termination of a CDS, improved spreads on our underlying collateral and unfavorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities. For the three months ended September 30, 2015, unrealized gains on insured derivatives were primarily the result of refining the credit rating of underlying collateral, shorter transaction lives, and the effects of principal amortization. For the nine months ended September 30, 2016, unrealized losses on insured derivatives were the result of favorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities partially offset by improved spreads on our underlying collateral and shorter transaction life. For the nine months ended September 30, 2015, unrealized gains on insured derivatives were principally the result of refining the credit rating of underlying collateral.

As of September 30, 2016, the cost of a five-year CDS referencing MBIA Corp. was 25.69% upfront plus 5% per annum compared with 29.58% upfront plus 5% per annum as of September 30, 2015. As of September 30, 2016 and December 31, 2015, the fair value of MBIA Corp.’s insured CDS liability was $85 million. Our mark-to-market on insured credit derivatives uses the most appropriate of the one to ten-year CDS cost for each transaction, and those costs ranged from 14.87% upfront plus 5% per annum to 26.43% upfront plus 5% per annum as of September 30, 2016. As of September 30, 2015, those costs ranged from 12.24% upfront plus 5% per annum to 30.7% upfront plus 5% per annum.

As of September 30, 2016, MBIA Corp. had $739 million of gross par outstanding on insured credit derivatives compared with $3.2 billion as of December 31, 2015. During the nine months ended September 30, 2016, $1.7 billion of gross par outstanding on insured credit derivatives were terminated or matured. As of September 30, 2016, five insured credit derivatives remained outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net gains on financial instruments and foreign exchange for the three and nine months ended September 30, 2016 were primarily related to gains from foreign currency revaluation of Chilean Unidad de Fomento denominated premium receivables. The net losses on financial instruments at fair value and foreign exchange for the three months ended September 30, 2015 were primarily due to foreign exchange currency losses on the sale of Euro denominated long-term debt. The net losses on financial instruments at fair value and foreign exchange for the nine months ended September 30, 2015 were primarily due to losses from foreign currency revaluation of Chilean Unidad de Fomento denominated premium receivables and foreign exchange currency losses on the sale of Euro denominated long-term debt.

REVENUES OF CONSOLIDATED VIEs For the three months ended September 30, 2016, total revenues of consolidated VIEs were $13 million compared with total revenues of $25 million for the same period of 2015. This decrease was primarily due to a decrease in net investment income from the deconsolidation of VIEs and changes in the value of loan repurchase commitments. For the nine months ended September 30, 2016, total revenues of consolidated VIEs were $25 million compared with total revenues of $46 million for the same period of 2015. This decrease was primarily due to a decrease in net investment income from the deconsolidation of VIEs, mark-to-market losses on second-lien RMBS from the changes in credit spreads and changes in the value of loan repurchase commitments. We elected to record at fair value certain instruments that are consolidated under accounting guidance for consolidation of VIEs, and as such, changes in fair value are reflected in earnings.

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

Summary of Financial Guarantee Insurance Losses and LAE

The following table presents information about our financial guarantee insurance losses and LAE recorded in accordance with GAAP for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2016	2015	Change	2016	2015	Change
Losses and LAE related to expected payments	$19	$18	6%	$78	$123	-37%
Recoveries of expected payments	3	28	-89%	26	(39)	n/m

Gross losses incurred	22	46	-52%	104	84	24%
Reinsurance	-	-	-%	(1)	-	n/m

Losses and loss adjustment expenses	$22	$46	-52%	$103	$84	23%

n/m - Percent change not meaningful.

For the three months ended September 30, 2016, losses and LAE primarily related to increases in expected payments on insured second-lien RMBS transactions, partially offset by decreases in expected payments on CDOs.

For the nine months ended September 30, 2016, losses and LAE primarily related to increases in expected payments on insured first and second-lien RMBS transactions and decreases in projected collections from excess spread within insured second-lien RMBS securitizations, partially offset by decreases in expected payments on CDOs.

For the three months ended September 30, 2015, losses and LAE primarily related to decreases in projected collections from excess spread within insured second-lien RMBS securitizations and increases in expected payments on first-lien RMBS transactions.

For the nine months ended September 30, 2015, losses and LAE primarily related to decreases in projected collections from excess spread within insured second-lien RMBS securitizations and increases in expected payments on CDOs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Excess spread is generated by performing loans within insured RMBS securitizations and is the difference between interest inflows on mortgage loan collateral and interest outflows on insured notes. The amount of excess spread depends on future loss trends (which include future delinquency trends, average time to charge-off/liquidate delinquent loans and the availability of pool mortgage insurance), the future spread between prime and the London Interbank Offered Rate (“LIBOR”) interest rates, and borrower refinancing behavior which results in voluntary prepayments. Minor deviations in loss trends and voluntary prepayments may substantially impact the amounts we collect from excess spread. Excess spread may also include estimated recoverables from mortgage insurance contracts and subsequent recoveries on charged-off loans associated with the insured RMBS securitizations.

For the three and nine months ended September 30, 2016, losses and LAE incurred included the elimination of $25 million and $68 million of expenses, respectively, as a result of the consolidation of VIEs. The $25 million expense elimination included gross losses related to expected payments of $38 million, partially offset by gross recoveries of expected payments of $13 million. The $68 million expense elimination included gross losses related to expected payments of $107 million, partially offset by gross recoveries of expected payments of $39 million.

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

The Company’s insurance loss recoverable represents expected potential recoveries of paid claims based on probability-weighted net cash inflows discounted at applicable risk-free rates as of the measurement date. The loss and LAE reserves represent the present value of loss payments we expect to make on the insured transactions, net of any estimated recoveries, at applicable risk-free rates as of the measurement date. As payments are made, a portion of those expected future receipts is recorded within “Insurance loss recoverable” on our consolidated balance sheets. Virtually all of the payments that we make go to reduce the principal balances of the securitizations. The following table presents information about our insurance loss recoverable and reserves as of September 30, 2016 and December 31, 2015.

In millions	September 30, 2016	December 31, 2015	Percent Change
Assets:
Insurance loss recoverable	$354	$573	-38%
Reinsurance recoverable on paid and unpaid losses (1)	6	5	20%
Liabilities:
Gross loss and LAE reserves	496	550	-10%
Expected recoveries on unpaid losses	(55)	(79)	-30%

Loss and LAE reserves	$441	$471	-6%

(1) -	Reported within “Other assets” on our consolidated balance sheets.

As of September 30, 2016, loss and LAE reserves on our remaining insured first and second-lien RMBS exposure were $355 million, after eliminating $31 million related to our consolidated VIEs.

Included in MBIA Corp.’s loss and LAE reserves are estimated future claims payments for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and for insured obligations where a payment default has not yet occurred. The following table includes LAE reserves, but excludes par outstanding, as of September 30, 2016 and December 31, 2015 for two issues that had no expected future claim payments or par outstanding, but for which MBIA Corp. was obligated to pay LAE incurred in prior periods. As of September 30, 2016 and December 31, 2015, loss and LAE reserves comprised the following:

	Number of Issues (1)		Loss and LAE Reserve		Par Outstanding
$ in millions	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Gross of reinsurance: Issues with defaults	112	105	$377	$336	$3,391	$3,925
Issues without defaults	3	6	64	135	805	1,019

Total gross of reinsurance	115	111	$441	$471	$4,196	$4,944

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three and nine months ended September 30, 2016 and 2015 are presented in the following table:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2016	2015	Change	2016	2015	Change
Gross expenses	$13	$13	-%	$36	$39	-8%

Amortization of deferred acquisition costs	$15	$18	-17%	$42	$59	-29%
Operating	13	13	-%	35	38	-8%

Total insurance operating expenses	$28	$31	-10%	$77	$97	-21%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the nine months ended September 30, 2016 compared with the same period of 2015 primarily due to decreases in compensation expense and premium taxes and assessments. Operating expenses decreased for the nine months ended September 30, 2016 compared with the same period of 2015 due to a decrease in gross expenses.

The decreases in the amortization of deferred acquisition costs for the three and nine months ended September 30, 2016 compared with the same periods of 2015 were due to higher refunding activity in 2015. We did not defer a material amount of policy acquisition costs during the first nine months of 2016 or 2015. Policy acquisition costs in these periods were primarily related to commissions and premium taxes on installment policies written in prior periods.

INSURED PORTFOLIO EXPOSURE The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of September 30, 2016 and December 31, 2015, 25% and 22%, respectively, of our international and structured finance insured portfolio, was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

European Sovereign Debt Exposure

Outside the U.S., financial guarantee insurance has been used on structured finance securities and by issuers of sovereign-related and sub-sovereign bonds, utilities and providers of public purpose projects, among others. MBIA does not insure any direct European sovereign debt. However, we do insure both structured finance and public finance obligations in select international markets. MBIA’s indirect European sovereign insured debt exposure totaled $5.5 billion as of September 30, 2016 and included obligations of sovereign-related and sub-sovereign issuers, such as regions, departments, and sovereign-owned and private entities that are supported by a sovereign state, region or department. Sovereign-related includes Private Finance Initiative transactions that involve private entities that receive contractual payments for providing services to public sector entities. Of the $5.5 billion of insured gross par outstanding, $478 million and $201 million were related to Spain and Ireland, respectively. The remaining $4.8 billion was related to the U.K. We do not insure any sovereign or sub-sovereign debt from Greece. We closely monitor our existing insured European portfolios on an ongoing basis. We consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. We also monitor local accounting, regulatory and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. A default by one or more sovereign issuers could have an adverse effect on our insured debt exposures. The Company has an immaterial amount of European sovereign debt holdings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of September 30, 2016 and December 31, 2015. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of
Collateral Type	September 30, 2016	December 31, 2015	Percent Change
HELOC Second-lien	$1,490	$1,861	-20%
CES Second-lien	1,471	1,768	-17%
Alt-A First-lien(1)	1,445	1,578	-8%
Subprime First-lien	630	724	-13%
Prime First-lien	59	99	-40%

Total	$5,095	$6,030	-16%

(1) -  Includes international exposure of $427 million and $449 million as of September 30, 2016 and December 31, 2015, respectively.

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

As of September 30, 2016, MBIA Corp.’s $2.9 billion CDO portfolio represented 9% of its total insured gross par outstanding of $32.9 billion. As of December 31, 2015, MBIA Corp.’s $6.0 billion CDO portfolio represented 14% of its total insured gross par outstanding of $41.6 billion. In addition to the below table, MBIA Corp. insures approximately $370 million in commercial real estate (“CRE”) loan pools, comprising both European and domestic assets. The distribution of our insured CDO and related instruments portfolio by collateral type is presented in the following table:

In millions	Gross Par Outstanding as of
Collateral Type	September 30, 2016		December 31, 2015	Percent Change
Multi-sector CDOs	$418	(1)	$688	-39%
Investment grade corporate CDOs	-		1,200	-100%
High yield corporate CDOs	1,787		2,420	-26%
Structured CMBS pools	311		1,002	-69%
CRE CDOs	385		698	-45%

Total	$2,901		$6,008	-52%

(1) -  Excludes $45 million of gross par outstanding where MBIA’s insured exposure has been fully offset by way of loss remediation transactions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance and International and Structured Finance Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The following table presents information about our reinsurance agreements as of September 30, 2016 for our U.S. public finance and international and structured finance insurance operations:

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable (1)
Assured Guaranty Re Ltd.	AA (Stable Outlook)	WR (2)	$2,824	$31	$-
Assured Guaranty Corp.	AA (Stable Outlook)	A3 (Stable Outlook)	1,435	-	6
Overseas Private	AA+	Aaa	271	-	-
Investment Corporation	(Stable Outlook)	(Stable Outlook)
Others	A- or above	A2 or above	108	3	1

Total			$4,638	$34	$7

(1) -	Total reinsurance recoverable is primarily recoverables on unpaid losses.
(2) -	Represents a withdrawal of ratings.

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

As of September 30, 2016, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $4.6 billion compared with $5.3 billion as of December 31, 2015. As of September 30, 2016, $3.8 billion of the ceded par outstanding was ceded from our U.S. public finance insurance segment and $833 million was ceded from our international and structured finance insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2016 and 2015 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Income (loss) before income taxes	$55	$(55)	$(101)	$150
Provision (benefit) for income taxes	$24	$(20)	$(28)	$52
Effective tax rate	43.6%	36.4%	27.7%	34.7%

For the nine months ended September 30, 2016, our effective tax rate applied to our income (loss) before income taxes was lower than the U.S. statutory tax rate of 35% primarily due to a foreign tax credit adjustment, partially offset by the nontaxable fair value gains on warrants issued by the Company.

For the nine months ended September 30, 2015, our effective tax rate applied to our income (loss) before income taxes approximated the U.S. statutory tax rate of 35%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The Company is party to a tax allocation agreement with members of its holding company system effective January 1, 1987. The agreement was amended and restated effective September 8, 2011 to change the method of calculating each domestic insurer’s tax liability to the method permitted by paragraph 3(a) of Department Circular Letter #33 (1979). At that time, the agreement was submitted to the NYSDFS for review and non-disapproval pursuant to Section 1505 of NYIL.

Refer to “Note 9: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including any valuation allowance against the Company’s deferred tax assets and its accounting for tax uncertainties.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Corp. Total capital resources were $5.1 billion and $5.2 billion as of September 30, 2016 and December 31, 2015, respectively. MBIA Inc. uses its capital resources to support the business activities of its subsidiaries. As of September 30, 2016, MBIA Inc.’s investments in subsidiaries totaled $4.2 billion.

In addition, MBIA Inc. also supports the MTN and investment agreement obligations issued by the Company. We seek to maintain sufficient liquidity and capital resources to meet the Company’s general corporate needs and debt service. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient cash to satisfy its debt obligations and its general corporate needs over time from distributions from its operating subsidiaries; however, there can be no assurance that MBIA Inc. will have sufficient cash in the event of unanticipated payments. In addition, the Company may also consider raising third-party capital. For further information, see “Strategic Plan Related and Other Risk Factors” in Part I, Item 1A, “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and “Liquidity—MBIA Inc. Liquidity” section for additional information about MBIA Inc.’s liquidity.

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

Equity securities

The Company and its subsidiaries’ share repurchases that were authorized under share repurchase programs, for the nine months ended September 30, 2016 are presented in the following table:

In millions except per share amounts	Total Number of Shares Purchased	Average Price Paid Per Share
First Quarter of 2016	14.9	$6.30
Second Quarter of 2016	1.7	7.02
Third Quarter of 2016	-	-

Total	16.6	6.37

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

During the first quarter of 2016, we exhausted the capacity remaining under the October 28, 2015 repurchase program by repurchasing $94 million of common shares of MBIA Inc.

On February 23, 2016, the Company’s Board of Directors authorized the repurchase by the Company and its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization. As of November 2, 2016, $88 million remained available to repurchase under this new program.

Debt securities

During the nine months ended September 30, 2016, we repurchased $6 million par value outstanding of GFL MTNs issued by our corporate segment at a weighted average cost of approximately 97% of par value.

Insurance Statutory Capital

National and MBIA Insurance Corporation are incorporated and licensed in, and are subject to primary insurance regulation and supervision by, the State of New York. MBIA UK is authorized by the PRA and regulated by the FCA and the PRA in the U.K. MBIA Mexico is regulated by the Comisión Nacional de Seguros y Fianzas in Mexico. National and MBIA Insurance Corporation each are required to file detailed annual financial statements, as well as interim financial statements, with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and the National Association of Insurance Commissioners’ statements of U.S. STAT and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct. MBIA UK is required to file quarterly and annual regulatory returns with the PRA and the FCA.

National

Capital and Surplus

National reported total statutory capital of $3.5 billion and $3.4 billion as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, statutory capital comprised $2.7 billion of policyholders’ surplus and $803 million of contingency reserves. National had statutory net income of $139 million for the nine months ended September 30, 2016. As of September 30, 2016, National’s unassigned surplus was $2.1 billion.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Refer to the following “MBIA Corp.—Capital and Surplus” section for additional information about contingency reserves under the NYIL. As of September 30, 2016 and December 31, 2015, National was in compliance with its aggregate and single risk limits.

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

National had positive earned surplus as of September 30, 2016, which provides National with dividend capacity. Subsequent to September 30, 2016, National declared and paid a dividend of $118 million to its ultimate parent, MBIA Inc. For the foreseeable future, we expect the as of right declared and paid dividend amounts from National to be limited to prior year net investment income and similar in amount to the 2016 dividend payment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National’s CPR and components thereto, as of September 30, 2016 and December 31, 2015 are presented in the following table:

	As of September 30,	As of December 31,
In millions	2016	2015
Policyholders’ surplus	$2,739	$2,478
Contingency reserves	803	910

Statutory capital	3,542	3,388
Unearned premium reserve	852	1,042
Present value of installment premiums (1)	189	197

Premium resources (2)	1,041	1,239
Net loss and LAE reserves (1)	(112)	(30)
Salvage reserves	260	102

Gross loss and LAE reserves	148	72

Total claims-paying resources	$4,731	$4,699

(1) -	Calculated using a discount rate of 3.04% as of September 30, 2016 and December 31, 2015.
(2) -	Includes financial guarantee and insured credit derivative related premiums.

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation reported total statutory capital of $674 million as of September 30, 2016 compared with $885 million as of December 31, 2015. As of September 30, 2016, statutory capital comprised $406 million of policyholders’ surplus and $268 million of contingency reserves. For the nine months ended September 30, 2016, MBIA Insurance Corporation had a statutory net loss of $144 million. MBIA Insurance Corporation’s policyholders’ surplus as of September 30, 2016 included a negative unassigned surplus of $1.6 billion. As of September 30, 2016, MBIA Insurance Corporation’s policyholders’ surplus was negatively impacted by $125 million, as it was not permitted to treat the portion of its investment in subsidiaries in excess of 60% of net admitted assets less the par value of common and preferred stock and liabilities as an admitted asset, as required under NYIL. This overage was primarily caused by a decrease in MBIA Insurance Corporation’s policyholders’ surplus due to insured losses in the past. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred and the percentage of its assets invested in subsidiaries continues to increase.

As of September 30, 2016, MBIA Insurance Corporation recognized estimated recoveries of $406 million, net of reinsurance on a statutory basis related to put-backs of ineligible mortgage loans in its insured transactions and $337 million related to excess spread recoveries on second-lien RMBS, net of reinsurance. These excess spread recoveries represented 50% of MBIA Insurance Corporation’s statutory capital as of September 30, 2016. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.

Under NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Reductions in the contingency reserve may be recognized based on excessive reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As a result of regulatory approved reductions, MBIA Insurance Corporation’s contingency reserves of $268 million as of September 30, 2016 represented reserves on 36 of the 287 outstanding credits insured by MBIA Insurance Corporation.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of September 30, 2016, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus and did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of September 30, 2016 and December 31, 2015, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If new overages occur with respect to its single risk limits, MBIA Insurance Corporation will report them to the NYSDFS. If MBIA Insurance Corporation is not in compliance with its aggregate risk and its single risk limits, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.

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

As of September 30, 2016, the par amount outstanding of MBIA Insurance Corporation’s 14% Fixed-to-Floating Rate Surplus Notes due January 15, 2033 (the “Surplus Notes”) was $953 million. Section 1307 of the Insurance Law and the Fiscal Agency Agreement governing the surplus notes (the “Fiscal Agency Agreement”), which was approved as it relates to Section 1307 by the NYSDFS in connection with the issuance of the Surplus Notes, each impose restrictions on the payments of principal and interest (or the redemption price or any make-whole premium) on the Surplus Notes (“Surplus Note Payments”). Section 1307 of the Insurance Law provides that any payments on surplus notes issued by an insurer “shall be repaid only out of free and divisible surplus of such insurer with the approval of the Superintendent whenever, in his/her judgment, the financial condition of such insurer warrants.” The Superintendent has broad discretion in determining whether to allow us to make Surplus Note Payments. We are not aware of any guidelines or interpretations that govern the exercise of the Superintendent’s discretion under Section 1307 in determining whether the financial condition of an insurer warrants the making of such payments. The Fiscal Agency Agreement provides that (a) Surplus Note Payments may be made only with the prior approval of the Superintendent, whenever, in his/her judgment, the financial condition of MBIA Insurance Corporation warrants, and (b) any such Surplus Note Payments may only be made to the extent MBIA Insurance Corporation has sufficient “Eligible Surplus” to make such payments. The Fiscal Agency Agreement defines “Eligible Surplus” as MBIA Insurance Corporation “surplus as regards policyholders,” less the sum of its “common capital stock” and “preferred capital stock”, as shown on its annual and quarterly statements filed with state insurance regulatory authorities. While the insurance law does not explicitly set forth the calculation of “free and divisible surplus”, MBIA believes that the calculation of Eligible Surplus, as set forth in the Fiscal Agency Agreement and as accepted by the NYSDFS, is the appropriate calculation of “free and divisible surplus.” MBIA Insurance Corporation’s “free and divisible surplus,” determined as set forth above, was $115 million as of September 30, 2016 representing a decrease of $203 million from December 31, 2015. The decrease in MBIA Insurance Corporation’s “free and divisible surplus” during the nine months ended September 30, 2016 primarily resulted from a statutory net loss of $144 million for the nine months ended September 30, 2016. MBIA Insurance Corporation is required to seek the Superintendent’s approval to make payments of interest and principal when scheduled on the Surplus Notes. There is no assurance the Superintendent will approve Surplus Note Payments. Notwithstanding the sufficiency of MBIA Insurance Corporation’s Eligible Surplus available for the payment of Surplus Note Payments, the NYSDFS may deny approval of any Surplus Note Payments if the Superintendent concludes that MBIA Insurance Corporation’s financial condition does not warrant such approval.

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on the Surplus Notes since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of October 15, 2016, the most recent scheduled interest payment date, there was $482 million of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

MBIA Corp.’s CPR and components thereto, as of September 30, 2016 and December 31, 2015 are presented in the following table:

	As of September 30,	As of December 31,
In millions	2016	2015
Policyholders’ surplus	$406	$609
Contingency reserves	268	276

Statutory capital	674	885
Unearned premium reserve	335	356
Present value of installment premiums (1) (4)	446	520

Premium resources (2)	781	876
Net loss and LAE reserves (1)	(241)	(332)
Salvage reserves (3)	923	994

Gross loss and LAE reserves	682	662

Total claims-paying resources	$2,137	$2,423

(1) -	Calculated using a discount rate of 5.18% as of September 30, 2016 and December 31, 2015.

(2) -	Includes financial guarantee and insured credit derivative related premiums.

(3) -	This amount primarily consists of expected recoveries related to the Company’s excess spread and put-backs.

(4) -	Based on the Company’s estimate of the remaining life for its insured exposures.

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

National maintains a simultaneous repurchase and reverse repurchase facility (“Asset Swap”) with MBIA Inc. which provides MBIA Inc. with eligible assets to pledge under investment agreements and derivative contracts. As of September 30, 2016, the notional amount used under each of these agreements was $136 million and the fair value of collateral pledged by National and MBIA Inc. under these agreements was $139 million and $144 million, respectively. The net average interest rate on these transactions was 0.41% and 0.26% for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, National held cash and short-term investments of $363 million, of which $310 million was highly liquid and comprised highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds. As of December 31, 2015, National held cash and short-term investments of $378 million, of which $336 million was highly liquid and comprised commercial paper, money market funds, and highly rated municipal, U.S. agency and corporate bonds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Corporate Liquidity

The primary sources of cash available to MBIA Inc. to meet its liquidity needs are:

•	available cash and liquid assets not subject to collateral posting requirements;

•	dividends from subsidiaries;

•	releases from tax sharing agreements, which are primarily funded by subsidiaries;

•	principal and interest receipts on assets held in its investment portfolio; and

•	access to capital markets.

The primary uses of cash by MBIA Inc. are:

•	servicing outstanding corporate debt obligations, MTNs and investment agreements;

•	collateral requirements under investment agreements, the Asset Swap and derivative arrangements;

•	payments related to interest rate swaps;

•	payments of operating expenses; and

•	debt buybacks and share repurchases.

Based on our projections of National’s and MBIA Corp.’s future earnings and losses, we expect that for the foreseeable future National will be the primary source of dividends and tax sharing agreement payments to MBIA Inc. Subsequent to September 30, 2016, National declared and paid a dividend of $118 million to its ultimate parent, MBIA Inc. There can be no assurance as to the amount and timing of any such future dividends. Also for the foreseeable future, we expect the declared and paid dividend amounts from National to be limited to prior year net investment income and similar in amount to the 2016 dividend payment. Refer to the “Capital Resources – Insurance Statutory Capital” section for additional information on payments of dividends. In addition, we do not expect MBIA Inc. to receive distributions from MBIA Corp. for the foreseeable future.

During the nine months ended September 30, 2016, $105 million was released to MBIA Inc. under the MBIA group tax sharing agreement and related escrow agreement. This amount represented National’s liability under the tax sharing agreement for the 2013 tax year, which was released from escrow pursuant to the terms under the tax sharing agreement following the expiration of National’s two-year net operating loss carry-back period under U.S. tax rules. During the nine months ended September 30, 2016, National paid to the Tax Escrow Account estimated 2016 taxes of $73 million. As of September 30, 2016, $295 million was held in escrow for the 2014 through 2016 tax years. Based on our projections of National’s taxable income and the market performance of the Tax Escrow Account, we expect to release up to $94 million from the Tax Escrow Account related to the 2014 tax year in January of 2017. There can be no assurance that payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc.

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

As of September 30, 2016 and December 31, 2015, the liquidity positions of MBIA Inc. comprising cash and liquid assets for general corporate purposes, excluding the amounts held in escrow under its tax sharing agreement, were $237 million and $416 million, respectively.

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

MBIA Corp. has recorded expected excess spread recoveries of $382 million as of September 30, 2016 associated with insured second-lien RMBS issues, including recoveries related to consolidated VIEs. MBIA Corp. has also recorded expected recoveries related to its claims against Credit Suisse for ineligible mortgage loans included in an MBIA Corp. insured RMBS transaction. There can be no assurance that it will be successful or not be delayed in realizing these recoveries. During the nine months ended September 30, 2016, MBIA Corp. collected $71 million of excess spread recoveries related to insured second-lien RMBS issues.

Over the last several years, the liquidity position of MBIA Corp. has been stressed by payments related to: RMBS exposures, both first and second-lien; CMBS exposures; commutations of insured transactions that reduces exposure and potential loss volatility; and a high yield corporate CDO exposure. Certain MBIA Corp. insured transactions, including the Zohar II Notes previously discussed, have near term substantial amounts due at maturity. MBIA Insurance Corporation expects that on the Zohar Maturity Date, it will be required to pay a claim under its policy for the Zohar II Claim. MBIA Insurance Corporation does not expect to have sufficient liquidity to pay such claim on the Zohar II Notes unless it arranges third-party financing to enable it to pay the claim.

MBIA Insurance Corporation is currently seeking to arrange third-party financing to increase its liquid assets to ensure that it has sufficient liquidity to pay the Zohar II Claim. MBIA Insurance Corporation’s ability to arrange such financing, however, is constrained, and there is no assurance that it will be able to secure financing on acceptable terms. MBIA Insurance Corporation believes that any third-party financing will require approval by the NYSDFS. MBIA Insurance Corporation anticipates that the approval by the NYSDFS of the sale of MBIA UK, described herein, and of any third-party financing, if granted, would be based on (among other things) the NYSDFS concluding that MBIA Insurance Corporation will successfully execute its strategies to meet its obligations on the Zohar II Notes in a manner acceptable to the NYSDFS.

MBIA Insurance Corporation believes that if the NYSDFS concludes at any time that MBIA Insurance Corporation will not be able to satisfy its obligations under the Zohar II Notes on terms satisfactory to the NYSDFS, while maintaining sufficient assets to readily pay other policyholder claims, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the NYIL and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the NYSDFS. The NYSDFS enjoys broad discretion in this regard, and any determination they may make would not be limited to consideration of the matters described above. No assurance is given as to what action, if any, the NYSDFS may take. MBIA Insurance Corporation has also commenced preparing contingency plans with respect to a potential rehabilitation proceeding in the event that it is unable to restructure the Zohar II Notes or arrange financing to pay the amounts due on the Zohar II Notes on the Zohar Maturity Date, in each case on terms acceptable to MBIA Insurance Corporation.

In the event that MBIA Insurance Corporation makes any payment in respect of the Zohar II Notes, it will be entitled to reimbursement of such payment plus interest. MBIA Insurance Corporation believes that the primary source of such reimbursement will come from the liquidation of the Zohar II Collateral.

In addition, MBIA Insurance Corporation insured the Zohar I Insured Notes issued by Zohar I, a high yield corporate CDO, the assets of which also include, among other things, loans made to, and equity interests in, companies purportedly controlled by the Zohar Sponsor (all the Zohar I Assets). The Zohar I Insured Notes matured on November 20, 2015 and, after Zohar I failed to pay the amounts due on the Zohar I Insured Notes, MBIA Insurance Corporation paid a claim of $149 million on such Zohar I Insured Notes. As a result, MBIA Insurance Corporation is entitled to seek reimbursement of the MBIA Zohar I Claim from Zohar I and/or to exercise certain rights and remedies to seek recovery of such claim. In connection with the exercise of its rights and remedies, MBIA Insurance Corporation has directed the trustee for Zohar I to commence the Auction of all of the Zohar I Assets. All bids in the Auction are scheduled to be submitted by no later than November 29, 2016. MBIA Insurance Corporation has the right to submit the MBIA Credit Bid. In the event that any cash bids submitted in the Auction exceeds the MBIA Credit Bid, the Zohar I Assets will be sold for cash, and the cash will be applied pursuant to the Zohar I indenture priority of payments and the amounts remaining after payment of any senior expenses will be distributed to MBIA Insurance Corporation as reimbursement for the MBIA Zohar I Claim. In the event the MBIA Credit Bid is the highest bid submitted in the Auction, the Zohar I Assets will be transferred to MBIA Insurance Corporation in satisfaction of the MBIA Zohar I Claim.

While MBIA Insurance Corporation will seek to recover any payments it makes (plus interest and expenses) with respect to the Zohar I Notes and the Zohar II Notes, there can be no assurance that the value of the Zohar I Assets and/or Zohar II Assets will be sufficient to permit MBIA Insurance Corporation to recover all or substantially all of any such payments.

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

As of September 30, 2016, MBIA Corp. held cash and investments of $944 million, of which $238 million comprised cash and highly liquid assets that were immediately available to MBIA Insurance Corporation. Included in the $944 million was $599 million of cash and investments held by MBIA Insurance Corporation’s subsidiaries. As of December 31, 2015, MBIA Corp. held cash and investments of $997 million, of which $264 million comprised cash and highly liquid assets that were immediately available to MBIA Insurance Corporation. Included in the $997 million was $642 million of cash and investments held by MBIA Insurance Corporation’s subsidiaries. Currently, MBIA UK can only pay dividends to MBIA Insurance Corporation with the approval of the PRA; however, there is no certainty as to when such consent would be provided.

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Percent
In millions	2016	2015	Change
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(129)	$42	n/m
Investing activities	2,236	543	n/m
Financing activities	(2,412)	(886)	n/m
Effect of exchange rate changes on cash and cash equivalents	(1)	11	-109%
Cash and cash equivalents—beginning of period	522	782	-33%

Cash and cash equivalents—end of period	$216	$492	-56%

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Operating activities

Net cash provided by operating activities decreased for the nine months ended September 30, 2016 compared with the same period of 2015 primarily due to an increase in losses and LAE paid of $256 million, partially offset by a decrease in interest paid of $28 million and an increase in proceeds from recoveries and reinsurance of $27 million.

Investing activities

Net cash provided by investing activities increased for the nine months ended September 30, 2016 compared with the same period of 2015 primarily due to an increase in net proceeds from sales, paydowns and maturities of held-to-maturity investments of consolidated VIEs of $1.7 billion related to the deconsolidation of VIEs in 2016.

Financing activities

Net cash used by financing activities increased for the nine months ended September 30, 2016 compared with the same period of 2015 primarily due to an increase in the principal paydowns of consolidated VIE notes of $1.7 billion related to the deconsolidation of VIEs in 2016, partially offset by an increase in the purchases of treasury stock of $192 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Investments

The following discussion of investments, including references to consolidated investments, excludes investments reported under “Assets of consolidated variable interest entities” on our consolidated balance sheets. Investments of VIEs support the repayment of VIE obligations and are not available to settle obligations of MBIA. Our available-for-sale (“AFS”) investments comprise high-quality fixed-income securities and short-term investments. The following table presents our investment portfolio as of September 30, 2016 and December 31, 2015:

In millions	As of September 30, 2016	As of December 31, 2015	Percent Change
Available-for-sale investments:
U.S. public finance insurance
Amortized cost	$4,172	$4,227	-1%
Unrealized net gain (loss)	61	(70)	n/m

Fair value	4,233	4,157	2%

International and structured finance insurance
Amortized cost	810	627	29%
Unrealized net gain (loss)	24	7	n/m

Fair value	834	634	32%

Corporate
Amortized cost	1,088	1,306	-17%
Unrealized net gain (loss)	76	23	n/m

Fair value	1,164	1,329	-12%

Total available-for-sale investments:
Amortized cost	6,070	6,160	-1%
Unrealized net gain (loss)	161	(40)	n/m

Total available-for-sale investments at fair value	6,231	6,120	2%

Investments carried at fair value:
U.S. public finance insurance
Amortized cost	49	112	-56%
Unrealized net gain (loss)	-	21	-100%

Fair value	49	133	-63%

International and structured finance insurance
Amortized cost	1	1	-%
Unrealized net gain (loss)	-	-	-%

Fair value	1	1	-%

Corporate
Amortized cost	76	95	-20%
Unrealized net gain (loss)	-	(2)	-100%

Fair value	76	93	-18%

Total investments carried at fair value:
Amortized cost	126	208	-39%
Unrealized net gain (loss)	-	19	-100%

Total investments carried at fair value	126	227	-44%

Other investments at amortized cost:
U.S. public finance insurance	3	3	-%

Consolidated investments at carrying value	$6,360	$6,350	-%

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

Credit Quality

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, based on ratings from Moody’s as of September 30, 2016 is presented in the following table. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance Insurance		Corporate		International and Structured Finance Insurance		Total
In millions	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments	Fair Value	% of Fixed- Income Investments
Available-for-sale:
Aaa	$1,731	44%	$564	62%	$165	30%	$2,460	46%
Aa	1,066	27%	51	6%	286	52%	1,403	26%
A	784	20%	202	22%	73	13%	1,059	20%
Baa	149	4%	59	7%	10	2%	218	4%
Below investment grade	22	1%	10	1%	16	3%	48	1%
Not rated	172	4%	19	2%	-	- %	191	3%

Total	$3,924	100%	$905	100%	$550	100%	$5,379	100%
Short-term investments	306		257		283		846
Investments carried at fair value	49		76		1		126
Other investments	6		2		1		9

Consolidated investments at carrying value	$4,285		$1,240		$835		$6,360

As of September 30, 2016, the weighted average credit quality of the Company’s AFS investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance Insurance	International and Structured Finance Insurance	Corporate
Weighted average credit quality ratings	Aa	Aa	Aa

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by National and MBIA Corp. (“Company-Insured Investments”). As of September 30, 2016, Insured Investments at fair value represented $476 million or 7% of consolidated investments, of which $315 million or 5% of consolidated investments were Company-Insured Investments. As of September 30, 2016, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range.

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

The underlying ratings of the Company-Insured Investments as of September 30, 2016 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Total
Underlying Ratings Scale
National:
Aa	$-	$26	$-	$26
A	163	83	-	246

Total National	$163	$109	$-	$272

MBIA Corp.:
Aa	$-	$17	$-	$17
Baa	-	5	-	5
Below investment grade	-	10	12	22

Total MBIA Corp.	$-	$32	$12	$44

Total Company-Insured Investments	$163	$141	$12	$316

Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of September 30, 2016, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the Baa range, and investments rated below investment grade in the Company-Insured Investments were 3% of the total consolidated investment portfolio.

Impaired Investments

As of September 30, 2016 and December 31, 2015, we held impaired AFS investments (investments for which fair value was less than amortized cost) with a fair value of $1.0 billion and $2.8 billion, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Debt Obligations

Principal payments due under our debt obligations for the three months ending December 31, 2016 and each of the subsequent four years ending December 31 and thereafter are presented in the following table. The repayment of principal on our surplus notes is reflected in 2018, which is the next call date but subject to approval by the NYSDFS. Principal payments under investment agreements are based on scheduled withdrawal dates. All other principal payments are based on contractual maturity dates. Foreign currency denominated liabilities are presented in U.S. dollars using applicable exchange rates as of September 30, 2016, and liabilities issued at a discount reflect principal amounts due at maturity.

	As of September 30, 2016
In millions	Three Months Ending December 31, 2016	2017	2018	2019	2020	Thereafter	Total
Corporate segment:
Long-term debt	$-	$-	$-	$-	$-	$574	$574
Medium-term notes	5	36	56	57	-	1,117	1,271
Investment agreements	12	56	18	7	35	352	480
International and structured finance insurance segment:
Variable interest entity notes	67	232	293	200	142	1,625	2,559
Surplus notes	-	-	940	-	-	-	940

Total	$84	$324	$1,307	$264	$177	$3,668	$5,824

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

INTEREST RATE SENSITIVITY

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2016 from instantaneous shifts in interest rates:

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$599	$353	$166	$(173)	$(294)	$(421)

FOREIGN EXCHANGE RATE SENSITIVITY

The Company is exposed to foreign exchange rate risk in respect of assets and liabilities denominated in currencies other than U.S. dollars. In addition to our international insurance business, some of the remaining liabilities included in our corporate segment are denominated in currencies other than U.S. dollars. Also, the Company regularly makes investments denominated in foreign currencies. The majority of the Company’s foreign exchange rate risks is with the pound sterling and the euro. Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2016 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(2)	$(1)	$1	$2

CREDIT RATE SENSITIVITY

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2016 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. National’s investment portfolio would generally be expected to experience lower credit spread volatility than other investment portfolios since National has higher credit quality and portfolio composition in sectors that have been less volatile historically. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio.

	Change in Credit Spreads
In millions	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$99	$(100)	$(381)

CREDIT DERIVATIVES SENSITIVITY

MBIA Corp. issued insurance policies insuring payments due on structured credit derivative contracts which are marked-to-market through earnings under the accounting principles for derivatives and hedging activities. The majority of these structured CDSs related to structured finance transactions with underlying reference obligations of cash securities and CDSs referencing liabilities of corporations or of other structured finance securitizations. The asset classes of the underlying reference obligations included corporate, ABS, RMBS and CMBS. These transactions were usually underwritten at or above a triple-A credit rating level. As of September 30, 2016, approximately 14% of the tranches insured by the Company were rated triple-A.

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

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s credit derivatives portfolio of instantaneous shifts in credit spreads as of September 30, 2016. In scenarios where credit spreads decreased, a floor of zero was used.

	Change in Credit Spreads
	(International and Structured Finance Insurance)
In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$5	$2	$1	$-	$-	$(1)	$(3)
Estimated net fair value	$(80)	$(83)	$(84)	$(85)	$(85)	$(86)	$(88)

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

The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio by projecting a hypothetical change in the credit ratings as of September 30, 2016. A notch represents a one-step movement up or down in the credit rating.

	Change in Credit Ratings
	(International and Structured Finance Insurance)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$8	$2	$-	$(1)	$(2)
Estimated net fair value	$(77)	$(83)	$(85)	$(86)	$(87)

Recovery rates on defaulted collateral are an input into MBIA Corp.’s valuation model. Sensitivity to changes in the recovery rate assumptions used by MBIA Corp. can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivatives portfolio based on a change in the recovery rate assumptions as of September 30, 2016.

	Change in Recovery Rates (International and Structured Finance Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$5	$3	$-	$(2)	$(4)
Estimated net fair value	$(80)	$(82)	$(85)	$(87)	$(89)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (continued)

Accounting principles for fair value measurements require MBIA Corp. to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in MBIA Corp.’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit derivative portfolio. The actual upfront spread used in the valuation as of September 30, 2016 ranged from 14.87% to 26.43% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Corp.’s Upfront Credit Spread
	(International and Structured Finance Insurance)
In millions	Increase by 15 Percentage Points	Increase by 7 Percentage Points	No Change	Decrease to 7 Percentage Points	Decrease to 15 Percentage Points
Estimated pre-tax net gains (losses)	$21	$10	$-	$(9)	$(20)
Estimated net fair value	$(64)	$(75)	$(85)	$(94)	$(105)

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

While several factors influence the value of the Company’s warrants, including stock price, stock volatility, interest rates and dividends, changes in the value of the Company’s warrants are primarily driven by changes in the Company’s stock price and volatility. The following tables present the estimated pre-tax change in fair value and the estimated aggregate fair value of the Company’s warrants assuming hypothetical stock price and volatility changes as of September 30, 2016. Each table stands on its own and should be read independent of each other.

	Change in Stock Price
In millions	25% Increase	10% Increase	No Change	10% Decrease	25% Decrease
Estimated pre-tax net gains (losses)	$(12)	$(4)	$-	$4	$9
Estimated net fair value	$(25)	$(17)	$(13)	$(9)	$(4)

	Change in Stock Volatility
In millions	10% Increase	5% Increase	No Change	5% Decrease	10% Decrease
Estimated pre-tax net gains (losses)	$(4)	$(2)	$-	$3	$5
Estimated net fair value	$(17)	$(15)	$(13)	$(10)	$(8)

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

Item 1A. Risk Factors (continued)

We continue to believe, based on our analysis of Puerto Rico’s fiscal and structural circumstances, the details of our insured exposures, and our legal and contractual rights, that all of our insured Puerto Rico related debt will ultimately be substantially repaid. As of September 30, 2016, National had $3.6 billion of gross insured par outstanding ($4.0 billion of gross insured par outstanding when including accreted interest on insured capital appreciation bonds) related to Puerto Rico. Puerto Rico may be unable or unwilling to pay their obligations as and when due, in which case National would be required to pay claims of unpaid principal and interest when due under its insurance policies, which could be material. On July 1, 2016, Puerto Rico defaulted on scheduled debt service for National insured bonds and National paid gross claims in aggregate of $173 million as a result of these defaults. While National would seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National may experience material losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part II, Item 7 of MBIA’s 2015 Form 10-K and in Part I, Item 2 of this Form 10-Q for additional information on our Puerto Rico exposures.

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

At this time, MBIA Insurance Corporation is particularly focused on the policy it issued on Zohar II 2005-1, Limited (“Zohar II”) collateralized debt obligation (“CDO”) (the “Zohar II Notes”), which mature on January 20, 2017 (the “Zohar Maturity Date”), and for which MBIA Insurance Corporation had $770 million of insured gross par outstanding as of September 30, 2016. According to the sponsor and former collateral manager of Zohar II (the “Zohar Sponsor”), the assets of Zohar II include loans made to, and equity interests in, companies that the Zohar Sponsor purports to control (the “Zohar II Collateral”). MBIA Insurance Corporation expects that on the Zohar Maturity Date, it will be required to pay a claim under its policy for the Zohar II Claim. MBIA Insurance Corporation does not expect to have sufficient liquidity to pay such claim on the Zohar II Notes unless it arranges third-party financing to enable it to pay the claim.

MBIA Insurance Corporation continues to pursue strategies to restructure the Zohar II Notes and/or to increase its liquid assets to ensure that it has sufficient liquidity to pay any claims that could be made on its policy insuring the Zohar II Notes, including the sale of MBIA UK Insurance Limited (“MBIA UK”). In September of 2016, MBIA Insurance Corporation announced that its wholly-owned subsidiary, MBIA UK (Holdings) Limited, entered into an agreement to sell MBIA UK to Assured Guaranty Corp. (“Assured”), a subsidiary of Assured Guaranty Ltd. (the “Sale Transaction”). The Sale Transaction consists of the transfer of Zohar II Notes to the Company with an aggregate outstanding principal amount of approximately $347 million (“Assured Zohar II Notes”), in exchange for the shares of MBIA UK and a cash payment to Assured of $23 million. The Sale Transaction is subject to certain closing conditions, including the receipt of regulatory approvals from the Prudential Regulation Authority (“PRA”), the Financial Conduct Authority (“FCA”) of the United Kingdom (“U.K.”), the New York State Department of Financial Services (“NYSDFS”) and the Maryland Insurance Administration.

MBIA Insurance Corporation is currently seeking to arrange third-party financing to increase its liquid assets to ensure that it has sufficient liquidity to pay the Zohar II Claim. MBIA Insurance Corporation’s ability to arrange such financing, however, is constrained, and there is no assurance that it will be able to secure financing on acceptable terms. MBIA Insurance Corporation believes that any third-party financing will require approval by the NYSDFS. MBIA Insurance Corporation anticipates that the approval by the NYSDFS of the sale of MBIA UK, described herein, and of any third-party financing, if granted, would be based on (among other things) the NYSDFS concluding that MBIA Insurance Corporation will successfully execute its strategies to meet its obligations on the Zohar II Notes in a manner acceptable to the NYSDFS.

MBIA Insurance Corporation believes that if the NYSDFS concludes at any time that MBIA Insurance Corporation will not be able to satisfy its obligations under the Zohar II Notes on terms satisfactory to the NYSDFS, while maintaining sufficient assets to readily pay other policyholder claims, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the New York Insurance Law (“NYIL”) and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the NYSDFS. The NYSDFS enjoys broad discretion in this regard, and any determination they may make would not be limited to consideration of the matters described above. No assurance is given as to what action, if any, the NYSDFS may take. MBIA Insurance Corporation has also commenced preparing contingency plans with respect to a potential rehabilitation proceeding in the event that it is unable to restructure the Zohar II Notes or arrange financing to pay the amounts due on the Zohar II Notes on the Zohar Maturity Date, in each case on terms acceptable to MBIA Insurance Corporation.

In the event that MBIA Insurance Corporation makes any payment in respect of the Zohar II Notes, it will be entitled to reimbursement of such payment plus interest. MBIA Insurance Corporation believes that the primary source of such reimbursement will come from the liquidation of the Zohar II Collateral.

In addition, MBIA Insurance Corporation insured the class A-1 and A-2 notes (the “Zohar I Insured Notes”) issued by Zohar CDO 2003-1, Limited (“Zohar I”), a high yield corporate CDO, the assets of which include also include, among other things, loans made to, and equity interests in, companies purportedly controlled by the Zohar Sponsor (all the assets of Zohar I, the “Zohar I Assets”). The Zohar I Insured Notes matured on November 20, 2015 and, after Zohar I failed to pay the amounts due on the Zohar I Insured Notes, MBIA Insurance Corporation paid a claim of $149 million on such Zohar I Insured Notes. As a result, MBIA Insurance Corporation is entitled to seek reimbursement of such claim plus interest and expenses (the “MBIA Zohar I Claim”) from Zohar I and/or to exercise certain rights and remedies to seek recovery of such claim. In connection with the exercise of its rights and remedies, MBIA Insurance Corporation has directed the trustee for Zohar I to commence an auction (the “Auction”) of all of the Zohar I Assets. All bids in the Auction are scheduled to be submitted by no later than November 29, 2016. MBIA Insurance Corporation has the right to submit a credit bid in the Auction for some or all of the Zohar I Assets up to the amount of the MBIA Zohar I Claim (the “MBIA Credit Bid”). In the event that any cash bids submitted in the Auction exceeds the MBIA Credit Bid, the Zohar I Assets will be sold for cash, and the cash will be applied pursuant to the Zohar I indenture priority of payments and the amounts remaining after payment of any senior expenses will be distributed to MBIA Insurance Corporation as reimbursement for the MBIA Zohar I Claim. In the event the MBIA Credit Bid is the highest bid submitted in the Auction, the Zohar I Assets will be transferred to MBIA Insurance Corporation in satisfaction of the MBIA Zohar I Claim.

While MBIA Insurance Corporation will seek to recover any payments it makes (plus interest and expenses) with respect to the Zohar I Notes and the Zohar II Notes, there can be no assurance that the value of the Zohar I Assets and/or Zohar II Assets will be sufficient to permit MBIA Insurance Corporation to recover all or substantially all of any such payments.

Item 1A. Risk Factors (continued)

Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any material intercompany lending agreements or cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding with respect to MBIA Insurance Corporation would have any significant liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA UK or MBIA Mexico. For similar and additional reasons, we believe that MBIA Corp. does not provide significant economic value to MBIA Inc. and its shareholders. Refer to the “Liquidity – MBIA Corp. Liquidity” section for additional information on MBIA Corp.’s liquidity position. In the event of an MBIA Insurance Corporation rehabilitation or liquidation proceeding, the Company may be subject to, among other things, the following:

•

Medium-term notes (“MTNs”) issued by MBIA Global Funding, LLC (“GFL”), which are insured by MBIA Insurance Corporation, would accelerate. To the extent GFL failed to pay the accelerated amounts under the GFL MTNs, the MTN holders would have policy claims against MBIA Insurance Corporation for scheduled payments of interest and principal. MBIA Inc.’s payment obligations regarding the GFL MTNs are not subject to acceleration under a regulatory proceeding of MBIA Corp.;

•

An MBIA Insurance Corporation rehabilitation or liquidation proceeding is expected to accelerate certain investment agreements issued by MBIA Inc., including, in some cases, with make-whole payments. The investment agreements are fully collateralized with high quality collateral, which is expected to be sufficient, upon liquidation, to repay the amounts due on the related investment agreements. In the event liquidation of the collateral is insufficient, MBIA Inc. will be required to make up any shortfall, which would reduce MBIA Inc.’s liquidity resources. To the extent MBIA Inc. fails to pay the accelerated amounts under these investment agreements or the collateral securing these investment agreements is insufficient to pay the accelerated amounts due, the holders of the investment agreements would have policy claims against MBIA Insurance Corporation;

Item 1A. Risk Factors (continued)

•

Credit default swap (“CDS”) contract counterparties may seek to terminate CDS contracts insured by MBIA Insurance Corporation and make market-based damage claims (irrespective of whether actual credit-related losses are expected under the underlying exposure), which, based on MBIA Corp.’s estimates, could aggregate up to $140 million as of September 30, 2016. The CDS counterparties could assert that the mark-to-market claims are higher than those estimated by MBIA Corp. Counterparties on other insured derivative contracts may also seek to terminate such contracts and make claims;

•

In the event of a rehabilitation or liquidation proceeding, MBIA Insurance Corporation would continue to be included in the MBIA Inc. consolidated federal income tax return. As a result of such a proceeding, it is possible that MBIA Insurance Corporation may generate taxable income in the future, which would be applied against and reduce the Company’s net operating loss;

•

The rehabilitator or liquidator would replace the Board of Directors of MBIA Insurance Corporation and take control of the operations and assets of MBIA Insurance Corporation (subject to, with respect to MBIA UK, regulatory oversight and related controls provided by the PRA and FCA, which would stay in effect following such occurrence), which would result in MBIA Inc. losing control of MBIA Insurance Corporation and possible changes to MBIA Insurance Corporation’s strategies and management; and

•

An MBIA Insurance Corporation rehabilitation or liquidation proceeding may impose additional costs and/or potential liabilities on MBIA Inc. In addition, MBIA Insurance Corporation would be subject to significant additional expenses arising from the appointment of a rehabilitator or liquidator, as receiver, and payment of the fees and expenses of the advisors to such rehabilitator or liquidator.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2015, the Company’s Board of Directors authorized the repurchase by the Company and its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization. As of September 30, 2016, there was no remaining authorized capacity under the October 28, 2015 repurchase program.

On February 23, 2016, the Company’s Board of Directors authorized the repurchase by the Company and its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization. As of November 2, 2016, $88 million remained available under this new program. The table below presents repurchases made by the Company in each month during the third quarter of 2016:

			Total Number	Maximum
	Total	Average	of Shares	Amount That May
	Number	Price	Purchased as	Be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plan (2)
Month	Purchased (1)	Share	Announced Plan	(in millions)
July	23,508	$8.25	-	$88
August	855	8.08	-	88
September	888	7.63	-	88

	25,251	$8.22	-	$88

(1) -	22,652 shares were repurchased by the Company in open market transactions for settling awards under the Company’s long-term incentive plans and 2,599 shares were purchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.

(2) -	On February 23, 2016, the Company’s Board of Directors authorized the repurchase of common stock up to $100 million under a new share repurchase program.

Item 6. Exhibits

+31.1.	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2.	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1.	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+101.	Additional Exhibits - MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL.

+ Filed Herewith

* Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: November 8, 2016	/s/ Anthony McKiernan
Anthony McKiernan
Chief Financial Officer

Date: November 8, 2016	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)