Form 10-K
period 2016-12-31
MBIA INC
filed 2017-03-01
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2016 was $882,439,647.

As of February 23, 2017, 134,398,145 shares of Common Stock, par value $1 per share, were outstanding.

Documents incorporated by reference:

Portions of the Definitive Proxy Statement of the Registrant for its 2016 Annual Meeting, which will be filed on or before March 31, 2017, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This annual report of MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA”, the “Company”, “we”, “us” or “our”) includes statements that are not historical or current facts and are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe”, “anticipate”, “project”, “plan”, “expect”, “estimate”, “intend”, “will likely result”, “looking forward”, or “will continue” and similar expressions identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. MBIA cautions readers not to place undue reliance on any such forward-looking statements, which speak only to their respective dates. We undertake no obligation to publicly correct or update any forward-looking statement if the Company later becomes aware that such result is not likely to be achieved.

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

PART I

Item 1. Business

As used in this Annual Report on Form 10-K, (i) “MBIA,” the “Company,” “we,” “our” and “us” refer to MBIA Inc., a Connecticut corporation incorporated in 1986, together with its subsidiaries, and (ii) unless otherwise indicated or the context otherwise requires, references to “MBIA Corp.” are (i) for any references relating to the period ended January 10, 2017, to MBIA Insurance Corporation, together with its subsidiaries, MBIA UK Insurance Limited (“MBIA UK”), and MBIA Mexico S.A. de C.V. (“MBIA Mexico”) and (ii) for any references relating to the period after January 10, 2017, to MBIA Insurance Corporation together with MBIA Mexico.

OVERVIEW

MBIA’s primary business is to provide financial guarantee insurance to the United States’ public finance markets through our indirect, wholly-owned subsidiary, National Public Finance Guarantee Corporation (“National”).

National’s financial guarantee insurance policy provides investors with unconditional and irrevocable guarantees of the payment of the principal, interest or other amounts owing on insured obligations when due. The principal economic value of our financial guarantee insurance for capital markets issuers is to lower the interest cost of an insured obligation relative to the interest cost on the obligation if it had been issued without the insurance. In addition, for certain complex financings and for obligations of certain issuers that are not well-known by investors, insured obligations have historically received greater market acceptance than uninsured obligations. For investors, our insurance provides not only an additional level of credit protection but also the benefit of our portfolio monitoring and remediation skills throughout the life of the insurance policy.

MBIA has also provided financial guarantee insurance in the international and structured finance markets through its MBIA Corp. subsidiary. MBIA Corp. continues to manage its insured portfolio, which has been reduced substantially from $331.2 billion as of December 31, 2007 to $30.9 billion as of December 31, 2016. Effective on January 10, 2017, MBIA Corp.’s wholly-owned subsidiary, MBIA UK (Holdings) Limited (“MBIA UK Holdings”), the parent company to MBIA UK, sold MBIA UK, to Assured Guaranty Corp. (“Assured”), a subsidiary of Assured Guaranty Ltd. Included in the $30.9 billion was $12.0 billion of gross par outstanding related to MBIA UK. We do not expect MBIA Corp. to write any significant new policies in the foreseeable future in light of its current ratings, accumulated losses and non-policy claims related to our subordinate preferred stock holders, surplus note holders and other lenders.

Given MBIA Corp.’s capital structure and business prospects, we do not expect its financial performance to have a material impact on MBIA Inc., except for any impact it may have on the consolidated deferred tax asset relating to the Company’s net operating loss carryforwards. Refer to “Results of Operations—Capital Resources” in Part II, Item 7 of this Form 10-K for a further discussion of MBIA Corp.’s insurance statutory capital, and “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a further discussion of income taxes.

MBIA Inc. also owns MBIA Services Corporation (“MBIA Services”), a service company which provides support services such as surveillance, risk management, legal, accounting, treasury and information technology, among others, to our businesses on a fee-for-service basis.

MBIA completed a sale of its asset management advisory services business operated under Cutwater Holdings LLC, during the first quarter of 2015.

Item 1. Business (continued)

OUR BUSINESS STRATEGY

National Ratings and New Business Opportunities

National is the largest U.S. public finance-only bond insurer in the financial guarantee industry as measured by total gross insured par outstanding of $110.4 billion as of December 31, 2016. Our primary activity is to insure new issue and secondary market municipal bonds while providing ongoing surveillance of National’s existing insured portfolio. National’s ability to write new business and to compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by the rating agencies. As of December 31, 2016, National was rated AA+ with a stable outlook by Kroll Bond Rating Agency (“Kroll”), AA- with a stable outlook by Standard & Poor’s Financial Services LLC (“S&P”), and A3 with a negative outlook by Moody’s Investors Services, Inc. (“Moody’s”).

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

For the issuer, the primary value of financial guarantee insurance is largely determined by the spread between the interest rate on insured versus uninsured debt. The recent environment of low interest rates reduces the value of insurance to a level which may be unattractive to the issuer (insufficient reduction in interest costs to offset the premium on the insurance) as well as the guarantor (insufficient premium relative to the risk assumed and capital deployed). Furthermore, investors may choose to purchase uninsured bonds to increase their returns. An environment of higher interest rates and/or wider spreads would likely enhance the new business opportunities for National. We also believe the current stress in certain sectors of the municipal bond market reinforces the value of National’s guarantee of timely payment of interest and principal.

MBIA Inc. Capital Management

The Company manages its capital and liquidity in order to ensure that it can service its debt and other financial obligations and pay its operating costs while maintaining an adequate cushion against adverse events. As a result of consistent dividends from National and releases from the tax escrow account, MBIA Inc. maintains a stable liquidity position which allows it more strategic flexibility in deploying its capital. Our capital management strategy is to balance leverage by (i) repurchasing outstanding MBIA Inc. common shares when management deems such action appropriate taking into account the price of the stock and its anticipated liquidity needs and (ii) reducing our unsecured debt through calls and repurchases, while continuing to move toward an investment-grade capital structure.

During 2016, the Company repurchased 16.6 million shares at a cost of $105 million under repurchase authorizations approved by the Board in October of 2015 and February of 2016. During 2015, the Company repurchased 31.9 million shares at a cost of $233 million under repurchase authorizations approved by the Board in October of 2014 and July of 2015. In addition, National purchased eight million shares at a cost of $70 million under a one-time authorization approved by the Board in May of 2015. At each time of repurchase, management and the Board viewed such use of available capital as the best alternative for capital management.

During the fourth quarters of 2016 and 2015, National declared and paid dividends of $118 million and $114 million, respectively, to its ultimate parent, MBIA Inc. In addition, during the first quarters of 2017 and 2016, MBIA Inc. received a total of $94 million and $105 million, respectively in cash and securities from an escrow account held by MBIA Inc. under the MBIA group’s tax sharing agreement as described further under “Results of Operations—Liquidity––MBIA Inc. Liquidity.” Unsecured debt includes MBIA Inc.’s senior notes and medium-term notes (“MTNs”) issued by MBIA Global Funding, LLC (“GFL”). During 2016, we repurchased $6 million of debt issued by GFL. In addition, $123 million of debt issued by GFL matured during 2016. During 2015, we repurchased $50 million of debt issued by MBIA Inc. or its subsidiary GFL. In addition, $78 million of debt issued by GFL matured during 2015.

Item 1. Business (continued)

MBIA Corp. Risk Mitigation

MBIA Corp. has not written a meaningful amount of new business since 2008 as a result of declining financial capacity, ratings downgrades and regulatory limitations placed on its business. Since that time it has experienced considerable stress as a result of unprecedented levels of delinquency and loss in its structured finance insurance business, primarily in its residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) pools, and collateralized debt obligation (“CDO”) portfolios. As a result, since 2008, MBIA Corp.’s strategy has focused primarily on recovering losses on insured RMBS transactions related to the failure of certain RMBS sellers/servicers to honor their contractual obligations to repurchase ineligible mortgage loans from securitizations that MBIA Corp. insured, reducing future expected economic losses in the insured portfolio through commutations and other risk mitigation strategies, and managing liquidity. To date, MBIA Corp. has settled the majority of its claims related to the improper inclusion of ineligible mortgage loans in insured securitizations, except with regards to its claims against Credit Suisse, which it estimates as totaling $435 million as of December 31, 2016. Refer to “Note 6: Loss and Loss Adjustment Expense “ in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information regarding loss reserves and recoveries.

Our liquidity and capital forecasts for MBIA Corp. and projected collections of the remaining put-back recoverable and excess spread (the difference between interest inflows on assets and interest outflows on liabilities in our insured RMBS transactions) reflect resources that we expect to be adequate to pay expected claims. However, there can be no assurance that MBIA Corp. will realize its expected recoveries in full or on its projected timeframe. Refer to “Risk Factors—MBIA Corp. Risk Factors—Continuing elevated loss payments and delay or failure in realizing expected recoveries on insured transactions may materially and adversely affect MBIA Insurance Corporation’s statutory capital and its ability to meet liquidity needs and could cause the New York State Department of Financial Services (the “NYSDFS”) to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding if the NYSDFS concludes that MBIA Insurance Corporation will not be able to pay expected claims,” in Item 1A of this Form 10-K. Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any significant long-term liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA Mexico.

OUR INSURANCE OPERATIONS

Our U.S. public finance insurance business is conducted through National, and our international and structured finance insurance portfolios are managed through MBIA Corp. We anticipate that for the foreseeable future virtually all of our new insurance business will be written through National in the U.S. public finance sector. We expect the credit ratings of MBIA Insurance Corporation and its remaining subsidiary will continue to constrain their ability to write new business in the foreseeable future.

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

Our payment obligations after a default vary by deal and by insurance type. Our public finance insurance generally insures scheduled interest and principal. Our structured finance policies generally insure (i) timely interest and ultimate principal; (ii) ultimate principal only at final maturity; or, (iii) payments upon settlement of individual collateral losses as they occur after any deductible or subordination has been exhausted. With respect to the insurance of certain derivative transactions, including credit default swap (“CDS”) contracts written in the international and structured finance insurance segment, in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS contracts, the CDS contracts may be subject to termination by the counterparty, triggering a claim for the fair value of the contract. Our U.S. public finance segment did not write insurance in CDS form and therefore its policies do not feature this potential trigger.

In the event of a default in the payment of principal, interest or other insured amounts by an issuer, the insurance company will make funds available in the insured amount generally within one to three business days following notification. Longer timeframes may apply for international transactions. Generally, our insurance companies provide for this payment upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing the insurer as agent for the holders and evidencing the assignment of the rights of the holders with respect to the payments made by the insurer or other appropriate documentation.

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

Portfolio Profile

As of December 31, 2016, National had $110.4 billion of insured gross par outstanding on U.S. public finance obligations covering 6,469 policies and diversified among 3,417 “credits,” which we define as any group of issues supported by the same revenue source. Insurance in force, which includes all insured debt service, as of December 31, 2016 was $191.5 billion.

All of the policies were underwritten on the assumption that the insurance will remain in force until maturity or early retirement of the insured obligations. National estimates that the average life of its domestic public finance insurance policies in force as of December 31, 2016 was 10 years. The average life was determined by applying a weighted average calculation, using the remaining years to contractual maturity and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2016 was $11.5 billion.

Item 1. Business (continued)

The table below shows the diversification by type of U.S. public finance insurance that was outstanding as of December 31, 2016:

National U.S. Public Finance Gross Par Amount Outstanding by Bond Type

Gross Par
In millions	Amount
Bond Type
Public finance: United States
General obligation	$38,306
General obligation—Lease	8,698
Municipal utilities	17,352
Tax backed	16,690
Transportation	11,056
Health care	2,735
Higher education	4,466
Municipal housing	439
Military housing	7,410
Investor-owned utilities	2,280
Other	935

Total United States—public finance	$110,367

National’s underwriting guidelines limit the insurance in force for any one insured credit, and for other categories such as geography. In addition, National is subject to regulatory single-risk limits and its ratings are subject to rating agency single-risk limits with respect to any insured bond issue. Refer to “Insurance Regulation” below for a description of these regulatory requirements. As of December 31, 2016, National’s gross par amount outstanding for its ten largest insured U.S. public finance credits totaled $12.0 billion, representing 10.9% of National’s total U.S. public finance gross par amount outstanding.

MBIA Corp. Insured Portfolio

MBIA Corp.’s insured portfolio consists of policies that insure various types of international public finance and structured finance obligations that were sold in the new issue and secondary markets or are referenced in CDS contracts. International public finance obligations include bonds and loans extended to entities located outside of the U.S., including utilities, infrastructure projects and sovereign-related and sub-sovereign issuers, such as regions, authorities or their equivalent as well as sovereign owned entities that might be supported by a sovereign state, region or authority. Sovereign-related includes Private Finance Initiative transactions that involve private entities that receive contractual payments for providing services to public sector entities. Structured finance obligations include asset-backed transactions and financing of commercial activities that are typically secured by undivided interests or collateralized by the related assets or cash flows or, in the case of certain CDS transactions, reference the underlying obligations. Certain policies cover payments potentially due under CDS, including termination payments that may become due in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS or derivatives contracts by the insured counterparty or by the guarantor. Effective on January 10, 2017, MBIA UK Holdings sold MBIA UK to Assured.

As of December 31, 2016, MBIA Corp. had 494 policies outstanding in its insured portfolio. In addition, MBIA Corp. had 79 insurance policies outstanding relating to liabilities issued by MBIA Inc. and its subsidiaries, which are described further under the section “Other Financial Obligations” below. MBIA Corp.’s total policies in its insured portfolio are diversified among 309 “credits,” which we define as any group of policies supported by the same revenue source. Included in the number of policies and credits outstanding was 73 policies and 31 credits issued by MBIA UK.

Portfolio Profile

As of December 31, 2016, the gross par amount outstanding of MBIA Corp.’s insured obligations (excluding $1.3 billion of MBIA insured investment agreements and MTNs, and $3.4 billion of U.S. public finance debt ceded to National), was $30.9 billion. Insurance in force for the above portfolio, which includes all insured debt service, as of December 31, 2016 was $44.4 billion.

Item 1. Business (continued)

MBIA Corp. underwrote its policies on the assumption that the insurance would remain in force until maturity of the insured obligations. MBIA Corp. estimates that the average life of its international and structured finance insurance policies in force as of December 31, 2016 was 9 years. The average life was determined by applying a calculation using the remaining years to contractual maturity for international public finance obligations and estimated maturity for structured finance obligations and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2016 was $3.3 billion.

The table below shows the diversification by type of insurance that was outstanding as of December 31, 2016:

MBIA Corp. Gross Par Amount Outstanding for the International and Structured Finance

Portfolio by Bond Type (1)

Gross Par
In millions	Amount
Bond Type
Public finance: non-United States
Sovereign-related and sub-sovereign	$7,490
International utilities	6,523
Transportation	5,247
Local governments (2)	106
Tax backed	80

Total public finance—non-United States	19,446

Global structured finance:
Collateralized debt obligations (3)	2,550
Mortgage-backed residential	4,721
Mortgage-backed commercial	345
Consumer asset-backed	940
Corporate asset-backed(4)	2,856

Total global structured finance	11,412

Total (5)	$30,858

(1)—Excludes $1.3 billion relating to investment agreements and MTNs issued by affiliates of the Company which are guaranteed by MBIA Corp.

(2)—Includes municipal-owned entities backed by the sponsoring local government.

(3)—Includes transactions (represented by structured pools of primarily investment grade corporate credit risks, CMBS or other CRE assets) that may not include typical CDO structuring characteristics, such as tranched credit risk, cash flow waterfalls, or interest and over-collateralization coverage tests.

(4)—Includes $1.3 billion of structured insurance securitizations.

(5)—Includes $12.0 billion of gross par outstanding insured by MBIA UK, which was sold to Assured on January 10, 2017.

MBIA Inc. Financial Obligations Insured by MBIA Corp.

Prior to 2008, MBIA Inc. and its subsidiaries raised funds for investment through the issuance of customized investment agreements by MBIA Inc. and one of its subsidiaries and the issuance of MTNs with varying maturities issued by our subsidiary, GFL. Each of these obligations is guaranteed by MBIA Corp. GFL lent the proceeds of its GFL MTN issuances to MBIA Inc. As a result of ratings downgrades of MBIA Corp., MBIA Inc. is required to post collateral for the remaining investment agreements. Since the ratings downgrades of MBIA Corp. that began in 2008, we have not issued new MTNs or investment agreements. The investment agreements are currently fully collateralized with high quality assets. We believe the outstanding investment agreements and MTNs and corresponding asset balances will continue to decline over time as the liabilities mature, terminate, or are repurchased by the Company.

Item 1. Business (continued)

Risk Management

Our largest risk is the credit exposure in our insured portfolio. MBIA’s credit risk management and remediation functions are managed through committees and units that oversee risks both at transaction origination and in ongoing portfolio monitoring, surveillance and remediation. MBIA’s Insured Portfolio Management Division monitors and remediates structured finance and international infrastructure risks while National’s Portfolio Surveillance Group performs this function with respect to U.S. public finance transactions. The Restructuring and Remediation Group is responsible for certain transactions that require intensive remediation. National and MBIA Insurance Corporation each has a risk committee to review underwriting decisions. On an enterprise-wide basis, executive committees provide risk oversight.

The Company’s Risk Oversight Committee (the “Risk Oversight Committee”) reviews transactions not otherwise reviewable by the subsidiary risk committees, and provides firm-wide review of policies and decisions related to credit, market, operational, legal, financial and business risks. The Company’s Loss Reserve Committees review reserve activity, and its Investment Committees review investment decisions and portfolios.

The Board of Directors and its Committees oversee risks faced by the Company and its subsidiaries. The Board regularly evaluates and discusses risks associated with strategic initiatives. On an annual basis, the Board also evaluates and approves the Company’s risk tolerance guidelines. The purpose of the risk tolerance guidelines is to delineate the types and amounts of risks the Company is prepared to accept. This policy provides the basis upon which risk criteria and procedures are developed and seeks to have these applied consistently across the Company. The Board’s Audit Committee and Finance and Risk Committee meaningfully participate in the oversight of risks faced by the Company.

The Audit Committee oversees risks associated with financial and other reporting, auditing, legal and regulatory compliance, and risks that may otherwise result from the Company’s operations. The Audit Committee oversees these risks by monitoring (i) the integrity of the financial statements of the Company and of other material financial disclosures made by the Company, (ii) the qualifications, independence and performance of the Company’s independent auditor, (iii) the performance of the Company’s internal audit function, (iv) the Company’s compliance policies and procedures and its compliance with legal and regulatory requirements, and (v) the performance of the Company’s operational risk management function.

The Finance and Risk Committee oversees the Company’s credit risk governance framework, market risk, liquidity risk and other material financial risks. The Finance and Risk Committee oversees these risks by monitoring the Company’s: (i) capital and liquidity, (ii) proprietary investment portfolios, (iii) exposure to changes in the market value of assets and liabilities, (iv) credit exposures in the Insured Portfolios, and (v) financial risk policies and procedures, including regulatory requirements and limits.

At each regular meeting of the Board, the Chairs of each of these committees report to the full Board regarding the meetings and activities of their respective committees.

The Company’s Risk Oversight Committee has designated a Models Governance Team. Given the significance of models in the Company’s insurance underwriting, surveillance financial reporting and corporate treasury operations, among other activities, the Company established a Models Risk Governance Policy to enhance the reliability, maintainability and transparency of its models so that models risk can be mitigated on an enterprise-wide basis. The Models Governance Team is responsible for the Models Risk Governance Policy as well as other Models Governance related initiatives.

Item 1. Business (continued)

Insurance Monitoring and Remediation

We monitor and remediate our existing insured portfolios on an ongoing basis. Although our monitoring and remediation activities vary somewhat by sector and bond type, in all cases we focus on assessing event risk and possible losses under stress.

•	U.S. Public Finance: For U.S. public finance, our underwriting at origination and ongoing monitoring focuses on economic and political trends, issuer or project debt and financial management, construction and start up risk, adequacy of historical and anticipated cash flows under stress, satisfactory legal structure and bond security provisions, viable tax and economic bases, including consideration of tax limitations and unemployment trends, adequacy of stressed loss coverage and project feasibility, including satisfactory reports from consulting engineers, traffic advisors and others, if applicable. Depending on the transaction, specialized cash flow analyses may be conducted to understand loss sensitivity. In addition, specialized credit analysts consider the potential event risk of natural disasters or headline events on both single transactions and across a sector, as well as regulatory issues. U.S. public finance transactions are monitored by reviewing trustee, issuer and project financial and operating reports as well as reports provided by technical advisors and counsel. Projects may be periodically visited by National personnel.

•	International Public Finance: International public finance transactions are monitored and remediated in a manner relatively consistent with U.S. public finance transactions. In addition, credit analysts consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. Analysts also monitor local accounting and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. Furthermore, exposures are reviewed periodically; the frequency and scope of review is often increased when an exposure is downgraded. MBIA personnel may periodically visit projects or issuers to meet with management.

•	Structured Finance Transactions: For structured finance transactions, we focus on the historical and projected cash flows generated by the assets, the credit and operational strength of the originator, servicer, manager and/or operator of the assets, and the transaction’s structure (including the degree of protection from bankruptcy of the originator or servicer). We may use both probability modeling and cash flow sensitivity analysis (both at the transaction and asset specific levels) to test asset performance assumptions and performance covenants, triggers and remedies. In addition, the Insured Portfolio Management Division may use various quantitative tools and qualitative analyses to test for credit quality, correlation, liquidity and capital sensitivity within the insured portfolio.

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

We use an internal credit rating system to rank credits, with frequency of review based on risk type, internal rating, performance and credit quality. Credits with performance issues are designated as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” based on the nature and extent of our concerns, but these categories do not require establishment of any case basis reserves. In the event we determine that a claim for payment is expected with respect to an insured issue using probability-weighted expected cash flows based on available information, including market data, we place the issue on the “Classified List” and establish a case basis loss reserve for that insured issue. Refer to “Losses and Reserves” below for information on our loss reserving process.

Item 1. Business (continued)

Credit Risk Models

We use credit risk models to test qualitative judgments, to design appropriate structures and to understand sensitivity within transactions and across broader portfolio exposure concentrations. Models are updated to reflect changes in both portfolio and transaction data and also in expectations of stressed future outcomes. For portfolio monitoring we use internal and third-party models based on individual transaction attributes and customized structures and these models are also used to determine case basis loss reserves and, where applicable, to mark-to-market any insured obligations as may be required for financial reporting. When using third-party models, we generally perform the same review and analyses of the collateral, transaction structure, performance triggers and cash flow waterfalls as when using our internal models. Refer to “Risk Factors—Insured Portfolio Loss Related Risk Factors—Financial modeling involves uncertainty over ultimate outcomes which makes it difficult to estimate liquidity, potential paid claims, loss reserves and fair values” in Item 1A of this Form 10-K.

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

Losses and Reserves

Loss and loss adjustment expense (“LAE”) reserves are established by Loss Reserve Committees in each of our operating insurance companies and are reviewed by our executive Loss Reserve Committee, which consists of members of senior management. The Company’s loss and LAE reserves as of December 31, 2016 represent case basis reserves and estimates for LAE to be incurred. Case basis reserves represent the Company’s estimate of expected losses to be paid under its insurance contracts, net of potential recoveries and discounted using a current risk-free interest rate, for contracts where the estimated loss amount exceeds the unearned premium revenue on the related insurance contract. The Company estimates expected losses net of potential recoveries using the present value of probability-weighted estimated loss payments and recoveries, discounted at a rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract as required by accounting principles for financial guarantee contracts. We record case basis loss reserves on insured obligations which have defaulted or are expected to default during the remaining life of the obligation.

For a further discussion of the methodology used by the Company for determining when a case basis reserve is established, refer to “Results of Operations—Critical Accounting Estimates—Loss and Loss Adjustment Expense Reserves” in Part II, Item 7 of this Form 10-K. Management believes that our reserves are adequate to cover the ultimate net cost of claims. However, because the reserves are based on management’s judgment and estimates, there can be no assurance that the ultimate liability will not exceed such estimates or that the timing of claims payments and the realization of recoveries will not create liquidity issues for the corresponding insurance company.

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

Intercompany Reinsurance Arrangements

MBIA Corp. and National are parties to a reinsurance agreement pursuant to which National reinsures certain public finance financial guarantee policies originally written by MBIA Corp., as well as an assignment agreement under which MBIA Corp. assigned to National its rights and obligations under public finance financial guarantee policies of Financial Guaranty Insurance Company (“FGIC”) which were originally reinsured by MBIA Corp., and ultimately novated to National pursuant to a novation agreement between National and FGIC effective August of 2013. In addition, National entered into second-to-pay policies covering the policies covered by each of these agreements. The reinsurance agreement pursuant to which MBIA Corp. had reinsured the FGIC public finance guarantee policies was terminated in 2013 in connection with the novation to National of the policies covered by the agreement.

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

Insurance Regulation

National and MBIA Insurance Corporation are incorporated in and subject to primary insurance regulation and supervision by the State of New York. MBIA Mexico is organized and subject to primary regulation and supervision in Mexico. The Company’s insurance subsidiaries are also licensed to issue financial guarantee policies in multiple jurisdictions as needed to conduct their business activities.

The extent of state and national insurance regulation and supervision varies by jurisdiction, but New York, Mexico and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements, and business conduct which must be maintained by insurance companies, and if our insurance companies fail to meet such requirements our regulators may impose certain remedial actions. Among other regulated conduct, these laws and regulations prescribe permitted classes and concentrations of investments. In addition, some state laws and regulations require the approval or filing of policy forms and rates. MBIA Insurance Corporation and National each are required to file detailed annual financial statements with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. The operations and accounts of the insurance companies are subject to examination by regulatory agencies at regular intervals. In addition to being subject to the insurance laws in the jurisdictions in which we operate, as a condition to obtaining required insurance regulatory approvals to enter into certain transactions and take certain other corporate actions, including the release of excessive contingency reserves in MBIA Insurance Corporation described below under “Contingency Reserves” and entry into the asset swap between MBIA Inc. and National described under “Liquidity––MBIA Inc. Liquidity” in Part II, Item 7 of this Form 10-K, MBIA Inc. and its operating insurance subsidiaries have and may in the future agree to provide notice to the NYSDFS or other applicable regulators prior to entering into transactions or taking other corporate actions (such as paying dividends when applicable statutory tests are satisfied) that would not otherwise require regulatory approval.

Item 1. Business (continued)

New York Insurance Regulation

Our domestic insurance companies are licensed to provide financial guarantee insurance under Article 69 of the New York Insurance Law (the “NYIL”). Article 69 defines financial guarantee insurance to include any guarantee under which loss is payable upon proof of occurrence of financial loss to an insured as a result of certain events. These events include the failure of any obligor or any issuer of any debt instrument or other monetary obligation to pay principal, interest, premium, dividend or purchase price of or on such instrument or obligation when due. Under Article 69, our domestic insurance companies are permitted to transact financial guarantee insurance, surety insurance and credit insurance and such other kinds of business to the extent necessarily or properly incidental to the kinds of insurance which they are authorized to transact. In addition, they are empowered to assume or reinsure the kinds of insurance described above. Amendments to the statutes or regulations governing financial guarantee insurers are possible, but the adoption or timing of any such amendments is uncertain.

New York State Dividend Limitations

The laws of New York regulate the payment of dividends by National and MBIA Insurance Corporation and provide that a New York domestic stock property/casualty insurance company may not declare or distribute dividends except out of statutory earned surplus. New York law provides that the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as shown by the most recent statutory financial statement on file with the NYSDFS, or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the Superintendent of Financial Services of the State of New York (the “Superintendent”) approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations and writings.

National declared and paid a dividend of $118 million to its ultimate parent, MBIA Inc., during the fourth quarter of 2016.

Due to its significant negative earned surplus, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009 and is not expected to have any statutory capacity to pay any dividends for the foreseeable future. In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excessive contingency reserves as of September 30, 2011, December 31, 2011 and March 31, 2012, MBIA Corp. agreed that it would not pay any dividends without receiving prior approval from the NYSDFS.

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

Contingency Reserves

As financial guarantee insurers, our domestic insurance companies are required by the laws and regulations of New York and other states to maintain, as applicable, contingency reserves on their municipal bond, asset-backed securities (“ABS”) or other financial guarantee liabilities. Under New York law, a financial guarantee insurance company is required to contribute to contingency reserves 50% of premiums as they are earned on policies written prior to July 1, 1989 (net of reinsurance), and, with respect to policies written on and after July 1, 1989, such an insurer must make contributions over a period of 15 or 20 years (based on issue type), or until the contingency reserve for such insured issues equals the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.55% to 2.5%, depending upon the type of obligation guaranteed (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Other states maintain similar requirements. The contribution to, and maintenance of, the contingency reserve limits the amount of earned surplus that might otherwise be available for the payment of dividends. In each state, our domestic insurance companies may apply for release of portions of their contingency reserves in certain circumstances.

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

National is in compliance with the relevant aggregate and single risk limits. During 2016 and 2015, MBIA Insurance Corporation reported single risk limit overages to the NYSDFS due to changes in its statutory capital. MBIA Insurance Corporation is currently in compliance with its aggregate risk limits as of December 31, 2016.

Holding Company Regulation

MBIA Inc., National and MBIA Insurance Corporation also are subject to regulation under the insurance holding company statutes of New York. The requirements of holding company statutes vary from jurisdiction to jurisdiction but generally require insurance companies that are part of an insurance holding company system to register and file certain reports describing, among other information, their capital structure, ownership and financial condition. The holding company statutes also generally require prior approval of changes in control, of certain dividends and other inter-corporate transfers of assets, and of certain transactions between insurance companies, their parents and affiliates. The holding company statutes impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and those transactions not in the ordinary course of business exceeding specified limits receive prior regulatory approval.

Change of Control

Prior approval by the NYSDFS is required for any entity seeking to acquire, directly or indirectly, “control” of National or MBIA Insurance Corporation. In many states, including New York, “control” is presumed to exist if 10% or more of the voting securities of the insurer are owned or controlled, directly or indirectly, by an entity, although the insurance regulator may find that “control” in fact does or does not exist when an entity owns or controls either a lesser or greater amount of securities. MBIA Insurance Corporation would require the prior approval of MBIA Mexico’s regulator in order to transfer the shares it currently holds in MBIA Mexico. To the Company’s knowledge, no MBIA Inc. shareholder owns 10% or more of MBIA Inc.’s outstanding common stock as of December 31, 2016, and thus no shareholder has had to receive appropriate approvals or determinations of non-control in connection with its investment.

Insurance Guarantee Funds

National and MBIA Insurance Corporation are exempt from assessments by the insurance guarantee funds in the majority of the states in which they do business. Guarantee fund laws in most states require insurers transacting business in the state to participate in guarantee associations, which pay claims of policyholders and third-party claimants against impaired or insolvent insurance companies doing business in the state. In most states, insurers licensed to write only municipal bond insurance, financial guarantee insurance and other forms of surety insurance are exempt from assessment by these funds and their policyholders are prohibited from making claims on these funds.

Item 1. Business (continued)

Insured Credit Default Swaps

Certain of our insurance policies guarantee payments due under CDS and other derivatives. In July of 2010, the Dodd-Frank Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law for the purpose of enacting broad financial industry regulatory reform, including by enhancing regulation of the over-the-counter derivatives markets. Among other reforms, the Dodd-Frank Act requires “swap dealers” and “major swap participants” to register with either or both of the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (“SEC”), and to be subject to enhanced regulation, including capital requirements. Previously, MBIA Corp. was registered with the CFTC as a major swap participant and had been required to comply with the CFTC’s business conduct rules as applied to portfolios in place prior to the enactment of the Dodd-Frank Act. In May of 2015, MBIA Corp. de-registered as a major swap participant as the notional amount and fair value of its CDS exposures declined below the registration thresholds. As of December 31, 2016, MBIA Corp. insured 4 CDS policies with $588 million of gross par outstanding.

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

Other Advisory Services

During 2014, we exited the advisory and asset management services business in the European Union.

OUR CONDUIT BUSINESS

During 2014, our conduit segment was operated primarily through Meridian Funding Company, LLC (“Meridian”). Meridian was used by banks and other financial institutions to raise funds through MTN issuances. The proceeds from these issuances were used to either make loans to customers that were secured by certain assets or to purchase assets from customers. During 2014, we retired Meridian’s remaining $129 million outstanding MTNs, and completed the liquidation of Meridian.

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

COMPETITION

National competes with other monoline insurance companies, as well as other forms of credit enhancement, in writing financial guarantee business. We anticipate that for the foreseeable future all of our new insurance business in the U.S. public finance sector will be written by National.

Our ability to attract and compete for U.S. public finance financial guarantee business is dependent in part on the financial strength ratings assigned to National by the rating agencies. Refer to “Rating Agencies” below for information on the Company’s current financial strength ratings.

There are currently two other bond insurers actively engaged in selling insurance policies in the U.S. public finance insurance market. We have observed significant competition for business between these financial guarantors, and as a result opportunities to write new business with attractive returns have been limited. In addition, National’s rating differential from its competitors and absence from the municipal market for several years resulting in the need to build National’s name recognition has also affected its ability to write new business. We expect the impact of this factor on National’s ability to attract new business to decline as National writes more new business. In addition, the percentage of new public finance issuances with financial guarantee insurance remains significantly lower than before the financial crisis, and the inability of financial guarantee insurers to maintain or achieve high ratings could diminish acceptance of the product and enhance the appeal of other forms of credit enhancement.

Financial guarantee insurance competes with other forms of credit enhancement. Commercial banks provide letters of credit as a means of credit enhancement for municipal securities. During 2016, the use of letters of credit as an alternative to financial guarantee insurance within the U.S. municipal market was far below its peak in 2009; however, letters of credit have remained a presence in the market. Direct lending by banks to municipal issuers also reduces demand for credit enhancement. Other highly rated institutions, including pension funds and government sponsored entities, also offer third-party credit enhancement on municipal obligations. Financial guarantee insurance and other forms of credit enhancement also compete in nearly all instances with the issuer’s alternative of foregoing credit enhancement. If the interest savings from insurance or another form of credit enhancement are not greater than the cost of such credit enhancement, the issuer will generally choose to issue bonds without third-party enhancement. All of these alternative forms of credit enhancement or alternative executions could also affect our ability to write new business with attractive returns.

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

Item 1. Business (continued)

The current financial strength ratings from Kroll, S&P, and Moody’s, as applicable, are summarized below:

Agency	Rating / Outlook
	National	MBIA Insurance Corporation	MBIA Inc.
Kroll	AA+ / Stable outlook	Not rated	Not rated
S&P	AA- / Stable outlook	CCC / Negative outlook	A- / Stable outlook
Moody’s	A3 / Negative outlook	Caa1 / Developing outlook	Ba1 / Negative outlook

CAPITAL FACILITIES

The Company does not currently maintain a capital facility. For a discussion of the Company’s capital resources refer to “Capital Resources” in Part II, Item 7 of this Form 10-K.

FINANCIAL INFORMATION

Refer to “Note 12: Business Segments” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information on the Company’s financial information by segment and premiums earned by geographic location.

EMPLOYEES

As of December 31, 2016, the Company had 164 employees, including 13 in Trifinium Services Limited, our services company in the U.K. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

The Company is providing public access to certain non-confidential information regarding the assets securing the facility extended by its subsidiary, MZ Funding LLC (“MZ Funding”), on the Company’s MZ Funding web page. It will also make available certain confidential information subject to the execution of a non-disclosure agreement. Instructions for accessing the information are available on the MZ Funding web page. A description of the MZ Funding facility, as well as several documents pertaining thereto, including, among others, the Senior Note Indenture, the Credit Agreement, and the Security Agreement, can be found on the Form 8-K filed by the Company on January 10, 2017, available on the Company’s website at www.mbia.com.

Item 1. Business (continued)

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their present ages and positions with the Company as of March 1, 2017 are set forth below:

Name	Age	Position and Term of Office
Joseph W. Brown	68	Chief Executive Officer and Director (officer since February 2008)
William C. Fallon	57	President and Chief Operating Officer (officer since July 2005)
Ram D. Wertheim	62	Executive Vice President, Chief Legal Officer and Secretary (officer since January 2000)
Anthony McKiernan	47	Executive Vice President and Chief Financial Officer (officer since August 2011)

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

Prior to being named Executive Vice President and Chief Financial Officer on May 1, 2012 and March 11, 2016, respectively, Anthony McKiernan was Vice President and Chief Portfolio Officer of the Company. Mr. McKiernan is also the President and Chief Financial Officer of MBIA Corp. Mr. McKiernan joined MBIA in 2000 as a vice president in the Credit Analytics Group, and managed the Corporate Insured Portfolio Management Group prior to becoming the Head of the Structured Finance Insured Portfolio Management Group in 2007. Before working at MBIA, Mr. McKiernan was with Fleet Financial Group where he began his career as a Credit Analyst/ Lender in asset-based lending.

The Board of Directors of MBIA Inc. appointed Messrs. Fallon, and Wertheim to the offices set forth opposite their names above on November 6, 2008 and appointed Mr. McKiernan to the offices set forth opposite his name above on May 1, 2012 and March 11, 2016.

Effective March 2, 2017, Mr. Wertheim will step down from his position as Chief Legal Officer and Secretary of the Company, and Mr. Jonathan C. Harris will be appointed the Company’s General Counsel and Secretary. Mr. Wertheim will remain an employee of the Company until January 1, 2018 to provide transition and other services as may be required.

Item 1. Business (continued)

Mr. Harris is Deputy General Counsel and Managing Director of the Company’s subsidiaries, MBIA Services Corporation, National and MBIA Insurance Corporation, and Assistant Vice President and Assistant Secretary of the Company. Mr. Harris joined the Company as Head of Litigation in 2009. Since that time, Mr. Harris has expanded his responsibilities to work on various corporate and regulatory matters. Prior to joining the Company, Mr. Harris was litigation counsel at Lehman Brothers, and practiced in the litigation department of Willkie Farr & Gallagher.

In addition, effective as of May 11, 2017 (the day after the date on which the Company expects to file its report on Form 10-Q for the first quarter of 2017), Mr. Douglas Hamilton, the Company’s Assistant Vice President and Controller, will be stepping down from his position as Controller of the Company. It is expected that the Company will appoint Mr. Joseph Schachinger as Controller to replace Mr. Hamilton. Mr. Hamilton will remain an employee of the Company until January 1, 2018 to provide transition and other services as may be required.

Mr. Schachinger is a Managing Director of MBIA Services Corporation and Deputy Controller. As Deputy Controller, Mr. Schachinger is involved in accounting and finance matters for the Company and its subsidiaries with a focus on accounting policy and operations, financial reporting, financial control, tax, budgeting and financial analysis. Since joining MBIA in January of 2000, Mr. Schachinger has managed a variety of accounting and financial reporting functions within the Company’s insurance and non-insurance businesses.

The Company entered into a Separation Agreement with Mr. Wertheim, the material terms of which are described below (the “Separation Agreement”). Under the Separation Agreement, Mr. Wertheim will receive, subject to the execution of an acceptable general release, a one-time severance payment of $750,000 (which is consistent with the Company’s severance practices for employees) following his last day of employment. In addition, in exchange for his agreement to forfeit the outstanding performance based restricted stock awarded to him as part of the cash retention and restricted stock award made to him on December 21, 2012 and to comply with the non-compete covenant that is part of the Separation Agreement, Mr. Wertheim will receive an additional payment of $250,000. For the 2017 performance year, Mr. Wertheim will be entitled to receive, at such time as such payments are made to other employees of the Company, a cash performance bonus for the 2017 performance year, and, in lieu of the long term incentive (“LTI”) restricted stock award for the year, a cash payment at the target LTI amount. The Separation Agreement contains certain customary covenants regarding non-competition with the Company’s financial guarantee business for a period of five years, confidentiality, a two year non-solicitation of Company employees and a non-disparagement covenant.

A copy of the Separation Agreement is filed as Exhibit 10.14 hereto.

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

Insured Portfolio Loss Related Risk Factors

Some of the state, local and territorial governments and finance authorities and other providers of public services, located in the U.S. or abroad, that issue public finance obligations we insure are experiencing fiscal stress that could result in increased credit losses or impairments on those obligations

Although the financial conditions of many state, local and territorial governments and finance authorities that issue the obligations we insure have improved since the financial crisis, some issuers continue to report fiscal stress that has resulted in a significant increase in taxes and/or a reduction in spending or other measures in efforts to satisfy their financial obligations. In particular, certain jurisdictions have significantly underfunded pension liabilities which are placing additional stress on their finances and are particularly challenging to restructure either through negotiation or under Chapter 9 of the United States Bankruptcy Code. If the issuers of the obligations in our public finance portfolio are unable to raise taxes, or increase other revenues, cut spending, reduce liabilities, and/or receive state or federal assistance, we may experience losses or impairments on those obligations, which could materially and adversely affect our business, financial condition and results of operations. The financial stress experienced by certain municipal issuers could result in the filing of Chapter 9 proceedings in states where municipal issuers are permitted to seek bankruptcy protection. In these proceedings, which remain rare, the resolution of bondholder claims (and by extension, those of bond insurers) may be subject to legal challenge by other creditors.

Item 1A. Risk Factors (continued)

The Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) is experiencing fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalances, no access to the capital markets, a prolonged stagnating local economy, net migration of people out of Puerto Rico and high debt burdens. The previous Governor of Puerto Rico stated in 2015 and again in 2016 that Puerto Rico’s approximately $70 billion in debt is “not payable” and he actively lobbied the U.S. Congress for bankruptcy reform and other Federal support. Furthermore, the former Governor formed a working group to study and make recommendations regarding Puerto Rico’s short- and long-term challenges. In September of 2015, this working group released a report that projected a sizable deficit of available cash resources to expenses and debt service over the next five years absent meaningful fiscal and structural reform, and concluded that a voluntary adjustment of the terms of the Commonwealth’s debt is necessary. On June 30, 2016, after passage by the United States Congress, the President of the United States signed into law the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”). PROMESA provides a statutory framework for the creation of an independent oversight board with powers relating to, among other things, the development and implementation of fiscal plans for Puerto Rico, as well as collective action and judicial processes—separate from the Federal Bankruptcy Code—by which Puerto Rico may restructure its debt on a consensual or non-consensual basis. While National anticipates consensual negotiations with the oversight board and Puerto Rico pursuant to PROMESA, there can be no assurance that National will be able to avoid a non-consensual outcome which could result in unanticipated losses to National which could be material.

We continue to believe, based on our analysis of Puerto Rico’s fiscal and structural circumstances, the details of our insured exposures, and our legal and contractual rights, that all of our insured Puerto Rico related debt will ultimately be substantially repaid. As of December 31, 2016, National had $3.6 billion of gross insured par outstanding ($4.1 billion of gross insured par outstanding when including accreted interest on insured capital appreciation bonds) related to Puerto Rico. Puerto Rico may be unable or unwilling to pay their obligations as and when due, in which case National would be required to pay claims of unpaid principal and interest when due under its insurance policies, which could be material. On July 1, 2016, Puerto Rico defaulted on scheduled debt service for National insured bonds and National paid gross claims in aggregate of $173 million as a result of these defaults. Subsequent to December 31, 2016, National paid another $24 million on debt service that came due under its insurance policies for certain insured Puerto Rico debt. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National would experience losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part II, Item 7 of this Form 10-K for additional information on our Puerto Rico exposures.

Loss reserve estimates and credit impairments are subject to additional uncertainties and loss reserves may not be adequate to cover potential claims.

Our insurance companies issue financial guarantee policies that insure the financial performance of the obligations guaranteed over an extended period of time, in some cases over more than 30 years, and which are unconditional and irrevocable. Under substantially all of our policies, we do not have a right to cancel the policy. We do not use actuarial approaches that are customarily used by other types of insurance companies to determine our loss reserves. The establishment of the appropriate level of loss reserves is an inherently uncertain process involving numerous assumptions, estimates and subjective judgments by management, and therefore, there can be no assurance that actual paid claims in our insured portfolio will not exceed our loss reserves. If our loss reserves are not adequate to cover actual paid claims, our results of operations and financial condition could be materially adversely affected. We use financial models to project future paid claims on our insured portfolio, including insured credit derivatives, and to establish loss reserves and estimate impairments and related recoveries on insured credit derivatives. There can be no assurance that the future loss projection and impairments based on these models will ultimately reflect the actual losses and impairment and recovery that we experience. Additionally, small changes in the assumptions underlying these estimates could significantly impact loss expectations. For example, our loss reserves are discounted to a net present value reflecting our general obligation to pay claims over time and not on an accelerated basis. Risk-free rates are used to discount our loss reserves under accounting principles generally accepted in the U.S., and the yield-to-maturity of each insurer’s investment fixed-income portfolio (excluding cash and cash equivalents and other investments not intended to defease long-term liabilities) as of year-end is used to discount each insurer’s loss reserves under statutory accounting principles. Accordingly, changes in the risk-free rates or the yield in our insurance companies’ fixed-income investment portfolios may materially impact loss reserves.

Item 1A. Risk Factors (continued)

Political and economic conditions in the United States, the Eurozone and elsewhere may materially adversely affect our business and results of operations.

As a financial guarantee company, our insured exposures and our results of operations can be materially affected by general political and economic conditions, both in the U.S. and around the world. General global unrest, fraud, terrorism, catastrophic events, natural disasters, pandemics or similar events could disrupt the economy in the U.S. and other countries where we have insured exposure or operate our businesses. In certain jurisdictions outside the U.S. we face higher risks of governmental intervention through nationalization or expropriation of assets, changes in regulation, an inability to enforce our rights in court or otherwise and corruption, which may cause us to incur losses on the exposures we insure or reputational harm. For a discussion of the Company’s exposure to sovereign debt, refer to the “Results of Operations—European Sovereign Debt Exposure” section in Part II, Item 7 of this Form 10-K.

Budget deficits at all levels of government in the U.S., recessions, increases in corporate, municipal, sovereign, sub-sovereign or consumer default rates and other general economic conditions may adversely impact the Company’s prospects for future business, as well as the performance of our insured portfolios and the Company’s investment portfolio. In addition, we are exposed to correlation risk as a result of the possibility that multiple credits will experience losses as a result of any such event or series of events, in particular exposures that are backed by revenues from business and personal travel, such as aircraft securitizations and bonds backed by hotel taxes.

Financial modeling involves uncertainty over ultimate outcomes, which makes it difficult to estimate liquidity, potential paid claims payments, loss reserves and fair values.

The Company uses third-party and internal financial models to estimate liquidity, potential claims payments, loss reserves and fair values. We use internal financial models to conduct liquidity stress-scenario testing to ensure that we maintain cash and liquid securities sufficient to meet our payment requirements. These measurements are performed on a legal entity and operating segment basis. We also rely on financial models, generated internally and supplemented by models generated by third parties, to estimate factors relating to the highly complex securities we insure, including future credit performance of the underlying assets, and to evaluate structures, rights and our potential obligations over time. We also use internal models for ongoing insurance portfolio monitoring and to estimate case basis loss reserves and, where applicable, to report our obligations under our contracts at fair value. We may supplement such models with third-party models or use third-party experts to consult with our internal modeling specialists. Both internal and external models are subject to model risk and information risk, and there can be no assurance that the inputs into the models received from third parties will be accurate or that the models themselves are accurate or comprehensive in estimating our liquidity, potential future paid claims, related loss reserves and fair values or that they are similar to methodologies employed by our competitors, counterparties or other market participants. Estimates of our claims payments, in particular, may materially impact our liquidity position. We may make changes to our estimated claims payments, loss reserves or fair value models from time to time. These changes could materially impact our financial results.

Our risk management policies and procedures may not adequately detect or prevent future losses.

We assess our risk management policies and procedures on a periodic basis. As a result of such assessment, we may take steps to change our internal risk assessment capabilities and procedures, portfolio management policies, systems and processes and our policies and procedures for monitoring and assessing the performance of our insured portfolio in changing market conditions. There can be no assurance, however, that these steps will be adequate to avoid future losses. In some cases, losses can be substantial, particularly if a loss occurs on a transaction in which we have a large notional exposure or on a transaction structured with large, bullet-type maturities.

Item 1A. Risk Factors (continued)

Strategic Plan Related and Other Risk Factors

An inability to maintain high stable insurer financial strength ratings for National may adversely affect our results of operations and business prospects.

There is no assurance that we will be able to maintain or improve National’s insurer financial strength ratings. Many requirements imposed by the rating agencies in order for National to maintain high ratings are outside of our control, and such requirements may necessitate raising additional capital or taking other remedial actions in a relatively short time frame in order to achieve or maintain the ratings necessary to attract new business and compete with other financial guarantee insurers, which could make the conduct of the business uneconomical or materially adversely affect our business prospects. Furthermore, there is no assurance that we will successfully comply with rating agency requirements, that these requirements or the related models and methodologies will not change or that, even if we comply with these requirements, a rating agency will not lower or withdraw its financial strength ratings with respect to any of our insurance companies.

Finally, our inability to comply with any rating agency and regulatory risk limits tests may also prevent us from writing future new business in the categories of risks that are exceeded in the case of the regulatory limits, or result in an inability to achieve or maintain our desired ratings, in the case of rating agency limits, and may adversely affect our business prospects.

Future demand for National’s financial guarantee insurance depends on market and other factors that we do not control.

The demand for financial guarantee insurance depends upon many factors, some of which are beyond the control of the Company. Our ability to attract and compete for financial guarantee business in the municipal market is largely dependent on the financial strength ratings assigned to National by one or more of the rating agencies. It is also affected by the overall amount of new municipal bonds issued as well as the level of interest rates and the spread between insured and uninsured bonds. In addition, the perceived financial strength of other financial guarantee insurers may also affect the demand for financial guarantee insurance and/or the demand for insurance from National. The impact of the financial crisis on certain participants in the financial guarantee industry may have eroded investors’ confidence in the benefits of bond insurance. Based on current market penetration levels and overall market conditions, we do not expect the demand for municipal financial guarantee insurance to regain its pre-financial crisis level in the near term, if ever.

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

National faces competition from other financial guarantee insurance companies and other forms of credit enhancement, including senior-subordinated structures, credit derivatives, letters of credit and guarantees provided by banks and other financial institutions for example, mortgage guarantees where pools of mortgage loans secure debt service payments. We have observed increased competition for business among the active financial guarantors, and opportunities to write new business with attractive returns may be limited. Increased competition, either in terms of price, alternative structures, or the emergence of new providers of credit enhancement, could have an adverse effect on our insurance companies’ business prospects.

We believe that issuers and investors distinguish among financial guarantors on the basis of various factors, including rating agency assessments, capitalization, size, insured portfolio concentrations and financial performance. These distinctions may result in differentials in trading levels for securities insured by particular financial guarantors which, in turn, may provide a competitive advantage to those financial guarantors whose insured bonds experience better trading characteristics.

Item 1A. Risk Factors (continued)

Downgrades of the ratings of securities that we insure may materially adversely affect our business, results of operations and financial condition.

Individual credits in our insured portfolio (including potential new credits) are assessed a rating agency “capital charge” based on a variety of factors, including the nature of the credits’ risk types, underlying ratings, tenors and expected and actual performance. In the event of an actual or perceived deterioration in creditworthiness, a reduction in the underlying rating or a change in the rating agency capital methodology, we may be required to hold more capital in reserve against credits in the insured portfolio, regardless of whether losses actually occur, or against potential new business. Significant reductions in underlying ratings of credits in an insured portfolio can produce significant increases in assessed “capital charges.” There can be no assurance that each of our insurance companies’ capital position will be adequate to meet any increased rating agency capital requirements or that each insurance company will be able to secure additional capital necessary to maintain its ratings, especially at a time of actual or perceived deterioration in the creditworthiness of new or existing credits. If National suffered material increases in capital charges and was unable to increase capital that resulted in inadequate capital to support its ratings, it could have an adverse effect on its ability to write new business.

Regulatory change could adversely affect our businesses, and regulations limit investors’ ability to effect a takeover or business combination that shareholders might consider in their best interests.

The financial guarantee insurance industry has historically been and will continue to be subject to the direct and indirect effects of governmental regulation, including insurance laws, securities laws, tax laws, legal precedents and accounting rules affecting asset-backed and municipal obligations, as well as changes in those laws. Also, the failure to comply with applicable laws and regulations could expose our insurance companies, their directors or shareholders to fines, the loss of their insurance licenses, and the inability to engage in certain business activity, as the case may be. In addition, future legislative, regulatory or judicial changes could adversely affect National’s ability to pursue new business, materially impacting our financial results. These laws also limit investors’ ability to affect a takeover or business combination without the approval of our insurance regulators.

Changes to laws and regulations or the interpretation thereof could subject us to further restrictions on the type of business that we are authorized to insure. Any such restrictions could have a material effect on the amount of premiums that we could write and earn in the future. Additionally, any changes to such laws and regulations could subject our insurance companies to increase loss reserves and capital requirements or more stringent regulation generally, which could materially adversely affect our financial condition, results of operations and future business. Finally, changes to accounting standards and regulations may require modifications to our accounting methodology, both prospectively and for prior periods; such changes could have an adverse impact on our reported financial results and/or make it more difficult for investors to understand the economics of our business and may thus influence the types or volume of business that we may choose to pursue.

Our insurance companies could become subject to regulatory action.

Our insurance companies are subject to various statutory and regulatory restrictions that require them to maintain qualifying investments to support their reserves and required minimum surplus. Furthermore, our insurance companies may be restricted from making commutations or other payments if doing so would cause them to fail to meet such requirements, and the NYSDFS may impose other remedial actions on us as described further below to the extent our insurance companies do not meet such requirements.

Under the NYIL, the Superintendent of Financial Services may apply for an order directing the rehabilitation or liquidation of a domestic insurance company under certain circumstances, including upon the insolvency of the company, if the company has willfully violated its charter or the NYIL, or if the company is found, after examination, to be in such condition that further transaction of business would be hazardous to its policyholders, creditors or the public. The Superintendent of Financial Services may also suspend an insurer’s license, restrict its license authority, or limit the amount of premiums written in New York if, after a hearing, the Superintendent determines that the insurer’s surplus to policyholders is not adequate in relation to its outstanding liabilities or financial needs. If the Superintendent were to take any such action, it could result in the reduction or elimination of the payment of dividends to MBIA Inc.

Item 1A. Risk Factors (continued)

In addition to the Superintendent’s authority to commence a rehabilitation or liquidation proceeding, if the Superintendent finds that the liabilities of MBIA Insurance Corporation exceed its admitted assets, the Superintendent could use its authority under Section 1310 of the NYIL to order MBIA Insurance Corporation to cease making claims payments (a “1310 Order”). Continuing elevated loss payments and delay or failure in realizing expected recoveries on insured RMBS transactions as well as certain other factors may materially and adversely affect MBIA Insurance Corporation’s liquidity and its ability to timely meet its insurance obligations, and could cause the NYSDFS to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding, or issue a 1310 Order, if it does not believe MBIA Insurance Corporation will be able to pay expected claims. Refer to “Risk Factors—MBIA Corp. Risk Factors—An MBIA Insurance Corporation rehabilitation or liquidation proceeding could accelerate certain of the Company’s other obligations and have other adverse consequences” for the potential impacts of an MBIA Insurance Corporation rehabilitation or liquidation proceeding, or a 1310 Order.

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

Any impairment in the Company’s future taxable income can materially affect the recoverability of our deferred tax asset.

The recoverability of a deferred tax asset is based on an assessment of the existence of future taxable income of appropriate character. To the extent that the Company’s ability to recognize future taxable income from its existing insurance portfolio through scheduled premium earnings and net investment income becomes impaired the recoverability of certain deferred tax asset may be materially affected by a corresponding increase to its valuation allowance.

Private litigation claims could materially adversely affect our reputation, business, results of operations and financial condition.

As further set forth in “Note 20: Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, the Company and/or its subsidiaries are named as defendants in certain litigations, and in the ordinary course of business, may be a defendant in or party to a new or threatened legal action. Although the Company intends to vigorously defend against any current or future action, there can be no assurance that it will prevail in any such action, and any adverse ultimate outcome could result in a loss and/or have a material adverse effect on our reputation, business, results of operations or financial condition.

Item 1A. Risk Factors (continued)

The Company is dependent on key executives and the loss of any of these executives, or its inability to retain other key personnel, could adversely affect its business.

The Company’s success substantially depends upon its ability to attract and retain qualified employees and upon the ability of its senior management and other key employees to implement its business strategy. The Company believes there are only a limited number of available qualified executives in the business lines in which the Company competes. The Company relies substantially upon the services of Joseph W. Brown, Chief Executive Officer, and other senior executives. There is no assurance that the Company will be able to retain the services of key executives. While the Company has a succession plan for key executives and does not expect the departure of any key executives to have a material adverse effect on its operations, there can be no assurance that the loss of the services of any of these individuals or other key members of the Company’s management team would not adversely affect the implementation of its business strategy.

Changes in U.S. federal income tax law could materially adversely affect the value of the Company’s deferred tax assets.

MBIA Inc. carries a deferred tax asset whose value is calculated by application of the federal corporate taxation rates in effect at the time of determination. As corporate income tax rates rise, in general, the value of the deferred tax asset will rise. Similarly, if corporate rates fall, as a general matter, the value of the deferred tax asset will decline. Whether federal corporate income tax rates rise, lower, or remain unchanged is typically a function of the priorities of and choices by the administration and Congress at a particular point in time. The current administration and Congress have indicated that they plan to reduce the current corporate income tax rate. If such a reduction is enacted, the carrying value of the Company’s deferred tax asset will decline, and there can be no assurance that such decrease would not have a materially adverse effect on the Company’s financial condition.

An ownership change under Section 382 of the Internal Revenue Code could have materially adverse tax consequences.

In connection with transactions in our shares from time to time, we may in the future experience an “ownership change” within the meaning of Section 382 of the Internal Revenue Code. In general terms, an ownership change may result from transactions increasing the aggregate ownership of certain stockholders in our stock by more than 50 percentage points over a testing period (generally three years). If an ownership change were to occur, our ability to use certain tax attributes, including certain losses, credits, deductions or tax basis, may be limited. There can be no assurance that MBIA Inc. will not undergo an ownership change at a time when these limitations could have a materially adverse effect on the Company’s financial condition.

Capital, Liquidity and Market Related Risk Factors

We are a holding company and rely to a significant degree on cash flow from our principal operating subsidiaries and access to third-party capital. A disruption in the cash flow from our subsidiaries or an inability to access capital could materially and adversely affect our business, operating results and financial condition and ultimately adversely affect liquidity.

As a holding company, MBIA Inc. is largely dependent on dividends and payments under our tax sharing agreement to pay principal and interest on our indebtedness, and pay dividends, to the extent payable, on our capital stock, among other items. We expect that for the foreseeable future National will be the primary source of dividends and tax sharing agreement payments. National is subject to various statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that it may pay. Refer to “New York State Dividend Limitations” in Item 1 and “Note 14: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a further discussion of dividends.

Item 1A. Risk Factors (continued)

We may also from time to time seek to raise capital from external sources. The Company’s access to external sources of financing, as well as the cost of such financing, is dependent on various factors, including (i) the long-term debt ratings of the Company, (ii) expected dividends from our subsidiaries, (iii) the insurance financial strength ratings, financial condition and long-term business prospects of our insurance companies and (iv) the perceptions of the financial strength of our insurance companies and MBIA Inc. Our debt ratings are influenced by numerous factors, either in absolute terms or relative to our peer group, such as financial leverage, balance sheet strength, capital structure and earnings trends. If we cannot obtain adequate capital on favorable terms or at all, our business, future growth, operating results and financial condition could be adversely affected.

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

MBIA Inc. has substantial indebtedness, and may incur substantial additional indebtedness, which could adversely affect our financial condition, and/or our ability to obtain financing in the future, react to changes in our business and/or satisfy our obligations.

As of December 31, 2016, MBIA Inc. had $895 million of medium-term note liabilities, $576 million of Senior Notes liabilities and $399 million of investment agreement liabilities. Our substantial indebtedness and other liabilities could have material consequences because:

•	we may be unable to obtain additional financing, should such a need arise, which may limit our ability to satisfy obligations with respect to our debt;

•	a large portion of MBIA Inc.’s financial resources must be dedicated to the payment of principal and interest on our debt, thereby reducing the funds available to use for other purposes;

•	it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such debt;

•	we may be more vulnerable to general adverse economic and industry conditions;

•	our ability to refinance debt may be limited or the associated costs may increase;

•	our flexibility to adjust to changing market conditions could be limited, or we may be prevented from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins of our businesses; and

•	we are exposed to the risk of fluctuations in interest rates and foreign currency exchange rates because a portion of our liabilities are at variable rates of interest or denominated in foreign currencies.

Adverse developments in the credit markets may materially and adversely affect MBIA Inc.’s ability to post collateral and meet other liquidity needs.

Currently, the majority of the cash and securities of MBIA Inc. are pledged against investment agreement liabilities, intercompany financing arrangements and derivatives, which limit its ability to raise liquidity through asset sales. If the market value or rating eligibility of the assets which are pledged against MBIA Inc.’s obligations were to decline, we would be required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. In such event, we may sell assets, potentially with substantial losses, finance unencumbered assets through intercompany facilities, or use free cash or other assets, although there can be no assurance that these strategies will be available or adequate to meet liquidity requirements.

Item 1A. Risk Factors (continued)

The level of interest rates and foreign currency exchange rates could materially and adversely affect our financial condition and future business.

Increases in prevailing interest rate levels can adversely affect the value of our investment portfolios and, therefore, our financial condition. In the event that investments must be sold in order to make payments on insured exposures or other liabilities, such investments would likely be sold at discounted prices. Increases in interest rates also adversely affect the values of investments collateralizing our investment agreement liabilities in our corporate operations, which would require the Company to post additional collateral to its counterparties. Additionally, in the insurance operations, increasing interest rates could lead to increased credit stress on transactions in our insured portfolio, while a decline in interest rates could result in larger loss reserves on a present value basis. Finally, increased interest rates could also result in a decreased volume of capital markets transactions.

Lower interest rates can result in lower net interest income since a substantial portion of assets are now held in cash and cash equivalents given the increased focus on liquidity. Lower interest rates would also adversely impact the value of our interest rate swap contracts in our corporate operations, and would require the Company to post additional collateral to its counterparties. Additionally, since prevailing interest rate levels can affect demand for financial guarantee insurance, lower interest rates are typically accompanied by narrower spreads between insured and uninsured obligations. The purchase of insurance during periods of relatively narrower interest rate spreads will generally provide lower cost savings to the issuer than during periods of relatively wider spreads. These lower cost savings could be accompanied by a corresponding decrease in demand for financial guarantee insurance.

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

MBIA Corp. Risk Factors

As described further and for the reasons stated herein, we believe that MBIA Corp. will not provide significant economic or shareholder value to MBIA Inc. For additional information on MBIA Corp., refer to “Executive Overview—MBIA Corp.” in Part II, Item 7 of this Form 10-K. Additionally, also as described further herein, given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any significant long-term impact on the financial condition or liquidity of MBIA Inc. However, there can be no assurance that the financial condition or a rehabilitation or liquidation proceeding of MBIA Insurance Corporation would not have an adverse impact on MBIA Inc. The risk factors described below with respect to MBIA Corp. are set forth for that reason, as well as for an independent understanding of the risks to MBIA Corp.

Item 1A. Risk Factors (continued)

Continuing elevated loss payments and delay or failure in realizing expected recoveries on insured transactions may materially and adversely affect MBIA Insurance Corporation’s statutory capital and its ability to meet liquidity needs and could cause the NYSDFS to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding if the NYSDFS concludes that MBIA Insurance Corporation will not be able to pay expected claims.

MBIA Insurance Corporation is particularly sensitive to the risk that it will not have sufficient capital or liquid resources to meet contractual payment obligations when due or to make settlement payments in order to terminate insured exposures to avoid losses. While management’s expected liquidity and capital forecasts for MBIA Insurance Corporation reflect adequate resources to pay expected claims, there are risks to the capital and liquidity forecasts as MBIA Insurance Corporation’s remaining insured exposures and its expected salvage recoveries are potentially volatile. Such volatility exists in the amount of excess spread and put-back recoverable that MBIA Insurance Corporation may collect, its ability to recover the approximately $919 million in aggregate claims it paid in respect of the insured notes (the “Zohar I Notes”) issued by Zohar CDO 2003-1, Limited (“Zohar I”) and in respect of the insured notes (the “Zohar II Notes”) issued by Zohar II 2005-1 CDO (“Zohar II”), as described in more detail below, and the exposure in its remaining insured portfolio, which could deteriorate and result in significant additional loss reserves and claim payments, including claims on insured exposures that in some cases may require large bullet payments.

Regarding the recoveries on the payments on the Zohar I Notes and Zohar II Notes, on November 20, 2015 MBIA Insurance Corporation paid a $149 million claim on the Zohar I Notes. On January 20, 2017 (the “Zohar II Maturity Date”), it paid, in the manner described further below, a claim of approximately $770 million (the “Zohar II Claim Payment”) on the Zohar II Notes (collectively, the “Zohar Claims Payments”). MBIA Insurance Corporation is entitled to reimbursement of the Zohar Claims Payments plus interest and certain costs and expense and to exercise certain rights and remedies to seek recovery of such claim.

In order to make the Zohar II Claim Payment, MBIA Insurance Corporation entered into two related transactions. In the first transaction, MBIA Insurance Corporation’s wholly-owned subsidiary, MBIA UK (Holdings) Limited, sold its operating subsidiary, MBIA UK Insurance Limited (“MBIA UK”), to Assured Guaranty Corp. (“Assured”), a subsidiary of Assured Guaranty Ltd, in exchange for a cash payment of $23 million to Assured and the receipt by MBIA UK (Holdings) Limited of certain notes owned by Assured that were issued by Zohar II (the “Assured Zohar II Notes”), which had an aggregate outstanding principal amount of approximately $347 million as of December 31, 2016 (the “UK Sale”). Subsequent to the UK Sale, and prior to the Zohar II Maturity Date, MBIA UK Holdings transferred all the Assured Zohar II Notes to MBIA Insurance Corporation as a dividend. MBIA Insurance Corporation therefore owned, and was entitled to all amounts payable in respect of, the Assured Zohar II Notes on the Zohar II Maturity Date.

In the second transaction, MBIA Insurance Corporation consummated a financing facility, which is described in more detail in “Liquidity—MBIA Corp. Liquidity” in Part II, Item 7 of this Form 10-K (the “Facility”), with affiliates of certain holders of its 14% Fixed-to-Floating Rate Surplus Notes (collectively, the “Senior Lenders”), and with the Company, pursuant to which the Senior Lenders have provided $325 million of senior financing and the Company has provided $38 million of subordinated financing to MZ Funding LLC, a newly formed wholly-owned subsidiary of the Company, which in turn lent the proceeds of such financing to MBIA Insurance Corporation. MBIA Insurance Corporation issued financial guarantee insurance policies insuring MZ Funding LLC’s obligations to the Lenders under the Facility.

Under the Facility the Company has also agreed to provide an additional $50 million of subordinated financing to MZ Funding, which MZ Funding will lend to MBIA Insurance Corporation if needed by MBIA Insurance Corporation for liquidity purposes. The loans to MBIA Insurance Corporation under the Facility mature on January 20, 2020 and bear interest at 14% per annum. The Facility is secured by a first priority security interest in all of MBIA Insurance Corporation’s right, title and interest in to recovery of its claims from the assets of Zohar I and Zohar II which include, among other things, loans made to, and equity interests in, companies purportedly controlled by the sponsor and former collateral manager of Zohar I and Zohar II Zohar (the “Zohar Sponsor”) and any claims that MBIA may have against the Zohar Sponsor (collectively, the “Zohar Collateral”).

MBIA Insurance Corporation satisfied the insurance claim of approximately $770 million under the policy it had issued on the Zohar II Notes (the “Zohar II Policy”) as follows:

(a) approximately $60 million was paid by MBIA Insurance Corporation from its own resources (the “MBIA Corp. Payment”);

Item 1A. Risk Factors (continued)

(b) approximately $363 million was paid by MBIA Insurance Corporation from amounts received under the Facility; and

(c) approximately $347 million was satisfied as an offset of amounts payable to MBIA Insurance Corporation, in its capacity as the owner of the Assured Zohar II Notes that it had received as a dividend from MBIA UK Holdings, against amounts payable by MBIA Insurance Corporation under the Zohar II Policy in respect of the Assured Zohar II Notes. This offset was agreed to and deemed to be in satisfaction of the insurance claim due by MBIA Insurance Corporation under the Zohar II Policy pursuant to an agreement between MBIA Insurance Corporation and the trustee for the Zohar II Issuer. The offset arrangement was entered into solely as an administrative convenience. The above resulted in the satisfaction and discharge in full of all payment obligations owed by MBIA Insurance Corporation pursuant to the Zohar II Policy.

MBIA Insurance Corporation believes that the primary source of funds for the repayment of its obligations under the Facility and for reimbursement for the Zohar Claims Payments will come from the liquidation or refinancing of the Zohar Collateral. Any proceeds from the Zohar Collateral will first be used to repay MBIA Corporation’s obligations under the Facility, before MBIA Insurance Corporation can use any such proceeds as reimbursement for the Zohar Claims Payments, except that any payments on or recoveries made on the Zohar II Collateral will be allocated on a pro-rata basis to repayment of the senior notes of the Facility and the MBIA Corp. Payment.

Referring to the description of the Facility in “Liquidity—MBIA Corp. Liquidity” in Part II, Item 7 of this Form 10-K, the Company’s ability to collect the principal and interest on the Insured Subordinated Notes will be based primarily on the amount recovered by MBIA Insurance Corporation with respect to the Collateral, after payment in full of the Insured Senior Notes and other related payment obligations that are senior to the Insured Subordinated Notes, pursuant to the Intercreditor Agreement. Based on the estimated value of the Collateral in relation to the amount of the Senior Insured Notes and the Subordinated Insured Notes, the Company expects that the recoveries from the Collateral will be sufficient to enable the payment in full of the Subordinated Insured Notes. There is uncertainty, however, with respect to the realizable value of the Collateral and there can be no assurance that recoveries on the Collateral will be sufficient to pay the Subordinated Insured Notes in full or that, in the event that recoveries on the Collateral are not sufficient to pay the Subordinated Insured Notes in full, that MBIA Insurance Corporation will be able to pay any shortfall necessary to pay the Subordinated Insured Notes in full under the policy insuring the Subordinated Insured Notes.

Similarly, while MBIA Insurance Corporation believes there will be sufficient recoveries on the Zohar Collateral to both repay amounts due under the Facility and to substantially reimburse it for the Zohar Claims Payments, there is significant uncertainty with respect to the realizable value of the Zohar Collateral, and there can be no assurance that recoveries on the Zohar Collateral will be sufficient to pay the Facility, together with accrued interest and other costs in full, particularly in light of the substantial interest and associated costs to be incurred in connection with the Facility, and to reimburse MBIA Insurance Corporation for the Zohar Claims Payments. If the amount of recoveries on the Zohar Collateral are not sufficient to repay amounts due under the Facility on or before its maturity date and to reimburse MBIA Insurance Corporation for a substantial portion of the Zohar Claims Payments, MBIA Insurance Corporation would likely incur substantial additional losses, which could materially impair its statutory capital and liquidity.

MBIA Insurance Corporation believes that if the NYSDFS concludes at any time that MBIA Insurance Corporation will not be able to satisfy its obligations under the Facility and under its other issued policies, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the NYIL and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the NYSDFS. The NYSDFS enjoys broad discretion in this regard, and any determination they may make would not be limited to consideration of the matters described above. As noted, however, given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any significant long-term liquidity impact on MBIA Inc.

Item 1A. Risk Factors (continued)

MBIA Corp. insures certain transactions that continue to perform poorly and increased losses or a delay or failure in collecting expected recoveries may materially and adversely affect its financial condition and results of operations.

MBIA Corp. insures certain structured finance transactions that remain volatile and could result in additional losses, which could be substantial, including RMBS, CDOs, and one CMBS pool transaction.

With respect to RMBS transactions, MBIA Corp. has recorded reserves on a number of transactions, including transactions where it has reached settlements with the sellers/servicers but continues to insure the transactions. Currently, unpredicted losses on these transactions and in other transactions could occur. MBIA Corp. has also recorded significant loss reserves on its CDO exposures, and there can be no assurance that these reserves will be sufficient, in particular if the economy deteriorates. These transactions are also subject to servicer risks, which relates to problems with the transaction’s servicer that could adversely affect performance of the underlying assets. Furthermore, MBIA Corp. has recorded substantial expected recoveries on certain RMBS, and the timing and amount of those recoveries are subject to risk. Any delay or failure in collecting expected recoveries may materially and adversely affect MBIA Corp.’s financial condition and results of operations. As of December 31, 2016, it recorded expected receipts of $439 million on pre-VIE elimination basis (on a present value basis) from excess spread (the difference between interest inflows on assets and interest outflows on liabilities) in our RMBS transactions, in reimbursement of our past and future expected claims. Of this amount, $392 million is included in “Insurance loss recoverable” and $47 million is included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. The amount of excess spread depends on future interest rates, borrower refinancing and defaults and mortgage insurance payments. There can be no assurance that this recovery will be received in its entirety or in the expected timeframe. In addition, the Company has recorded a recovery on a transaction containing ineligible loans securitized by Credit Suisse. The Company is pursuing recovery of its losses on this transaction in a litigation in which its assessment of the ineligibility of individual mortgage loans has been challenged by Credit Suisse, and there is no assurance that the Company’s determinations will prevail, or that the Company will be successful in collecting its estimated recoveries in the anticipated timeframe. The litigation may take several years to resolve, during which time we will continue to be required to pay losses on the subject transaction, which may exceed the reserves established for the transaction.

With respect to the one remaining insured static CMBS pool transaction, it has experienced ratings erosion of the pool’s CMBS collateral. Since 2013, MBIA Corp. has paid claims on this transaction after the deductible was eliminated, and we expect to experience additional claims on this transaction in the future. The ultimate loss rate on this transaction remains uncertain. It is possible that MBIA Corp. will experience losses or near-term liquidity needs on this transaction, particularly if the economy does not continue to improve, there is a new recession, increased delinquencies, higher levels of liquidations of delinquent loans, or higher severities of loss upon liquidation.

An MBIA Insurance Corporation rehabilitation or liquidation proceeding could accelerate certain of the Company’s other obligations and have other adverse consequences.

As noted above, MBIA Insurance Corporation continues to face a number of significant risks and contingencies, which could, if realized, result in MBIA Insurance Corporation being placed into a rehabilitation or liquidation proceeding by the NYSDFS. In the event of an MBIA Insurance Corporation rehabilitation or liquidation proceeding, the Company may be subject to, among other things, the following:

•	MTNs issued by GFL, which are insured by MBIA Insurance Corporation, would accelerate. To the extent GFL failed to pay the accelerated amounts under the GFL MTNs, the MTN holders would have policy claims against MBIA Insurance Corporation for scheduled payments of interest and principal;

•	An MBIA Insurance Corporation proceeding may accelerate certain investment agreements issued by MBIA Inc., including, in some cases, with make-whole payments. While the investment agreements are fully collateralized with high quality collateral, the settlements of these amounts could reduce MBIA Inc.’s liquidity resources, and to the extent MBIA Inc. fails to pay the accelerated amounts under these investment agreements or the collateral securing these investment agreements is deemed insufficient to pay the accelerated amounts due, the holders of the investment agreements would have policy claims against MBIA Insurance Corporation;

Item 1A. Risk Factors (continued)

•	The payment of installment premiums due to National from MBIA Insurance Corporation under the reinsurance agreement between National and MBIA Insurance Corporation (Refer to Item 1, “Our Insurance Operations”, “Reinsurance” for a description of the agreement) could be disrupted, delayed or subordinated to the claims of policyholders of MBIA Insurance Corporation;

•	CDS and other derivative counterparties may seek to terminate derivative contracts insured by MBIA Insurance Corporation and make market-based damage claims (irrespective of whether actual credit-related losses are expected under the underlying exposure);

•	The rehabilitator or liquidator would replace the Board of Directors of MBIA Insurance Corporation and take control of the operations and assets of MBIA Insurance Corporation, which would result in the Company losing control of MBIA Insurance Corporation and possible changes to MBIA Insurance Corporation’s strategies and management; and

•	Unplanned costs on MBIA Inc., as well as significant additional expenses for MBIA Insurance Corporation arising from the appointment of a rehabilitator or liquidator, as receiver, and payment of the fees and expenses of the advisors to such rehabilitator or liquidator.

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

Item 3. Legal Proceedings

For a discussion of the Company’s litigation and related matters, refer to “Note 20: Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Part II, Item 8. In the normal course of operating its businesses, MBIA Inc. may be involved in various legal proceedings. As a courtesy, the Company posts on its website under the section “Legal Proceedings,” selected information and documents in reference to selected legal proceedings in which the Company is the plaintiff or the defendant. The Company will not necessarily post all documents for each proceeding and undertakes no obligation to revise or update them to reflect changes in events or expectations. The complete official court docket can be publicly accessed by contacting the clerk’s office of the respective court where each litigation is pending.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MBI.” As of February 23, 2017, there were 420 shareholders of record of the Company’s common stock. The Company did not pay cash dividends on its common stock during 2016 or 2015. For information on the ability for certain subsidiaries of the Company to transfer funds to the Company in the form of cash dividends or otherwise, refer to “Item 1. Business—Insurance Regulation” in this annual report.

The high and low sales stock prices with respect to the Company’s common stock for the last two years are presented below:

	2016		2015
	Stock Price		Stock Price
Quarter Ended	High	Low	High	Low
March 31	$9.49	$5.51	$9.73	$7.92
June 30	8.95	6.34	9.98	4.94
September 30	8.70	6.61	7.75	5.29
December 31	11.46	7.15	8.37	5.26

Repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that share repurchases can be an appropriate deployment of capital in excess of amounts needed to support our liquidity and maintain the claims-paying ratings of MBIA Corp. and National as well as other business needs.

On October 28, 2015, the Company’s Board of Directors authorized the repurchase by the Company or its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization. As of December 31, 2016, there was no remaining authorized capacity under the October 28, 2015 repurchase program.

On February 23, 2016, the Company’s Board of Directors authorized the repurchase by the Company or its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization. As of December 31, 2016, $88 million remained available under the February 23, 2016 repurchase program.

The table below presents repurchases made by the Company in each month during the fourth quarter of 2016. Refer to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III for a further discussion of securities authorized for issuance under long-term incentive plans.

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions)

October	83,124	$7.97	—	$88
November	233,188	9.92	—	88
December	680,343	10.81	—	88

(1)—Includes 1,874 shares purchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan and 947,781 shares were repurchased by the Company in open market transactions for settling awards under the Company’s long-term incentive plans.

As of December 31, 2016, 283,989,999 shares of Common Stock of the Company, par value $1 per share, were issued and 135,200,831 shares were outstanding.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

Stock Performance Graph The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Index (“S&P 500 Index”) and the S&P 500 Financials Sector Index (“S&P Financials Index”) for the last five fiscal years. The graph assumes a $100 investment at the closing price on December 31, 2011 and reinvestment of dividends in the security/index on the respective dividend payment dates without commissions. This graph does not forecast future performance of our common stock.

	2011	2012	2013	2014	2015	2016
MBIA Inc. Common Stock	100.00	67.73	103.02	82.31	55.91	92.32
S&P 500 Index	100.00	115.99	153.54	174.54	176.94	198.09
S&P Financials Index	100.00	128.74	174.56	201.05	197.91	242.93

Source: Bloomberg Finance L.P.

Item 6. Selected Financial Data

In millions except per share amounts	2016	2015	2014	2013	2012
Summary Statement of Operations Data:
Premiums earned	$300	$372	$397	$457	$605
Net investment income	152	152	179	166	214
Net change in fair value of insured derivatives	(19)	129	459	232	1,464
Net gains (losses) on financial instruments at fair value and foreign exchange	84	63	78	69	55
Net investment losses related to other-than- temporary impairments	(5)	(13)	(15)	—	(105)
Other net realized gains (losses)	(282)	17	28	(29)	7
Revenues of consolidated variable interest entities	31	128	101	233	134
Total revenues	294	853	1,270	1,209	2,435
Losses and loss adjustment	220	123	133	117	50
Operating	137	140	195	338	381
Interest	197	199	210	236	284
Expenses of consolidated variable interest entities	39	52	47	56	72
Total expenses	633	564	629	793	837
Income (loss) before income taxes	(339)	289	641	416	1,598
Net income (loss)	(338)	180	569	250	1,234
Net income (loss) per common share:
Basic	$(2.54)	$1.06	$2.94	$1.30	$6.36
Diluted	$(2.54)	$1.06	$2.76	$1.29	$6.33
Summary Balance Sheet Data:
Investments and cash and cash equivalents	5,796	6,814	7,559	7,996	6,676
Total assets of consolidated variable interest entities	2,672	5,378	5,041	5,592	8,334
Total assets	11,137	14,836	16,263	16,931	21,698
Unearned premium revenue	958	1,591	1,986	2,441	2,938
Loss and loss adjustment expense reserves	541	516	506	641	853
Long-term debt	1,986	1,889	1,789	1,680	1,706
Medium-term notes	895	1,016	1,201	1,427	1,598
Investment agreements	399	462	547	700	944
Derivative liabilities	299	314	437	1,152	2,934
Total liabilities of consolidated variable interest entities	2,241	5,096	4,804	5,297	7,286
Total equity	3,239	3,741	3,950	3,299	3,194
Book value per share	$23.87	$24.61	$20.47	$17.05	$16.22
Insurance Statistical Data:
Debt service outstanding	$235,899	$326,612	$437,778	$554,296	$679,074
Gross par amount outstanding	141,225	202,661	277,481	357,246	449,487

Item 6. Selected Financial Data (continued)

Quarterly Financial Information (unaudited):

	2016
In millions except per share amounts	First	Second	Third	Fourth	Full Year(1)
Premiums earned	$75	$73	$77	$75	$300
Net investment income	39	37	39	37	152
Net change in fair value of insured derivatives	(28)	(8)	16	1	(19)
Net gains (losses) on financial instruments at fair value and foreign exchange	(69)	14	38	101	84
Net investment losses related to other-than-temporary impairments	(1)	—	—	(4)	(5)
Other net realized gains (losses)	(1)	—	(2)	(279)	(282)
Revenues of consolidated variable interest entities	14	(2)	13	6	31
Total revenues	32	118	203	(59)	294
Losses and loss adjustment	22	77	50	71	220
Operating	35	30	32	40	137
Interest	50	49	49	49	197
Expenses of consolidated variable interest entities	16	7	7	9	39
Total expenses	133	173	148	179	633
Income (loss) before income taxes	(101)	(55)	55	(238)	(339)
Net income (loss)	(78)	(27)	31	(265)	(338)
Net income (loss) per common share:
Basic	$(0.58)	$(0.20)	$0.23	$(2.01)	$(2.54)
Diluted	$(0.58)	$(0.20)	$0.23	$(2.01)	$(2.54)

(1)—May not cross-foot due to rounding.

	2015
In millions except per share amounts	First	Second	Third	Fourth	Full Year(1)
Premiums earned	$101	$91	$84	$96	$372
Net investment income	37	37	38	40	152
Net change in fair value of insured derivatives	28	60	3	38	129
Net gains (losses) on financial instruments at fair value and foreign exchange	30	45	(55)	43	63
Net investment losses related to other-than-temporary impairments	—	(7)	(3)	(3)	(13)
Other net realized gains (losses)	20	(1)	(1)	(1)	17
Revenues of consolidated variable interest entities	2	19	25	82	128
Total revenues	219	245	92	297	853
Losses and loss adjustment	(6)	46	39	44	123
Operating	35	32	35	38	140
Interest	50	50	49	50	199
Expenses of consolidated variable interest entities	14	12	13	13	52
Total expenses	106	153	147	158	564
Income (loss) before income taxes	113	92	(55)	139	289
Net income (loss)	69	64	(35)	82	180
Net income (loss) per common share:
Basic	$0.37	$0.36	$(0.23)	$0.54	$1.06
Diluted	$0.37	$0.36	$(0.23)	$0.54	$1.06

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

INTRODUCTION

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA”, the “Company”, “we”, “us”, or “our”) operates one of the largest financial guarantee insurance businesses in the industry. MBIA manages its business within three operating segments: 1) United States (“U.S.”) public finance insurance; 2) corporate; and 3) international and structured finance insurance. Our U.S. public finance insurance business is primarily operated through National Public Finance Guarantee Corporation (“National”), our corporate segment is operated through MBIA Inc. and several of its subsidiaries, including our service company, MBIA Services Corporation (“MBIA Services”) and our international and structured finance insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). References to MBIA Inc. generally refer to activities within our corporate segment and, unless otherwise indicated or the context otherwise requires, references to “MBIA Corp.” are (i) for any references relating to the period ended January 10, 2017, to MBIA Insurance Corporation, together with its subsidiaries, MBIA UK Insurance Limited (“MBIA UK”), and MBIA Mexico S.A. de C.V. (“MBIA Mexico”) and (ii) for any references relating to the period after January 10, 2017, to MBIA Insurance Corporation together with MBIA Mexico.

National’s primary business is insuring new issue and secondary market municipal bonds, consistent with our portfolio management and return requirements, and to maximize the economics of our existing insured portfolio through effective surveillance and remediation. Our corporate segment consists of general corporate activities, including providing general support services to MBIA’s other operating businesses and asset and capital management. MBIA Corp.’s primary objectives are to satisfy claims of its policyholders, and to maximize future recoveries, if any, for its senior lending and other surplus note holders and, thereafter, its preferred stock holders. MBIA Corp. is executing this strategy by reducing and mitigating potential losses on its insurance exposures and pursuing various actions focused on maximizing the collection of recoveries. We do not expect to write new business in our international and structured finance insurance segment.

Effective on January 10, 2017, MBIA Corp.’s wholly-owned subsidiary, MBIA UK (Holdings) Limited (“MBIA UK Holdings”), sold its operating subsidiary, MBIA UK, to Assured Guaranty Corp. (“Assured”), a subsidiary of Assured Guaranty Ltd. Prior to 2015, MBIA managed two other operating segments, advisory services and conduit. Our advisory services segment was primarily operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). Effective on January 1, 2015, we exited our advisory business through the sale of Cutwater to a subsidiary of The Bank of New York Mellon Corporation. In the second quarter of 2014, we exited our conduit business through the liquidation of Meridian Funding Company, LLC (“Meridian”). Refer to the following “Executive Overview” section for a further discussion on the sale of MBIA UK.

EXECUTIVE OVERVIEW

2016 Key Activities

The following is a summary of our notable 2016 activities:

•	Increased new business writings at National to $1.6 billion of gross par exposure and 158 insurance policies issued in 2016 from $597 million of gross par exposure and 59 insurance policies issued in 2015.

•	Entered into an agreement to sell MBIA UK and secured a $325 million financing, each described further below, to enable MBIA Corp. to satisfy, on January 20, 2017, a claim of $770 million on an insurance policy insuring certain notes issued by Zohar II 2005-1, Limited (“Zohar II”).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

•	Puerto Rico debt service outstanding decreased $401 million during 2016, which included gross claim payments by National in the aggregate of $173 million. National also provided $139 million of liquidity to Puerto Rico through the purchase of notes. Subsequent to December 31, 2016, we paid additional gross claims on our Puerto Rico exposure in the aggregate of $24 million.

While National succeeded in more than doubling its new business generation, it continued to experience several challenges to its business. A low interest rate environment and the competitive landscape continued to suppress demand for its municipal bond insurance. In addition, continued financial stress of some municipal bond issuers, including Puerto Rico, inhibited National from seeking to redeploy its excess capital. MBIA Corp. continued to satisfy its obligations when due and continues to reduce and mitigate potential losses on its insurance exposures, while turning its focus to pursuing various legal actions to maximize the collection of recoveries. Refer to the following “Results of Operations” section for a further discussion of our 2016 key activities and challenges.

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

	Years Ended December 31,
In millions except for per share amounts and policies	2016	2015	2014
Net income (loss)	$(338)	$180	$569
Net income (loss) per diluted share	(2.54)	1.06	2.76
Combined operating income (loss)(1)	30	87	185
Combined operating income (loss) per diluted share(1)	0.23	0.52	0.97
Gross par exposure insured	1,577	597	343
Number of policies written	158	59	8

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

	As of December 31,
In millions except per share amounts	2016	2015
Shareholders’ equity of MBIA Inc.	$3,227	$3,729
Book value per share	23.87	24.61
Adjusted book value per share(1)	31.88	28.98

(1)—Adjusted book value per share is a non-GAAP measure. Refer to the following “Results of Operations” section for a discussion of adjusted book value and a reconciliation of GAAP book value per share to adjusted book value per share.

National

National is the largest U.S. public finance-only bond insurer in the financial guarantee industry as measured by total insured gross par outstanding of $110.4 billion as of December 31, 2016. National’s ability to write new business and to compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by Kroll Bond Rating Agency (“Kroll”), Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”). As of December 31, 2016, National had the following ratings: AA+ with a stable outlook by Kroll; AA- with a stable outlook by S&P; and A3 with a negative outlook by Moody’s.

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

Exposure to Puerto Rico

As of December 31, 2016, National had $3.6 billion of gross insured par outstanding ($4.1 billion of gross insured par outstanding when including accreted interest on insured capital appreciation bonds (“CABs”)) related to the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”). Puerto Rico continues to experience significant fiscal stress and constrained liquidity. As of December 31, 2016, National owned, in aggregate, $144 million of bonds issued by the Puerto Rico Electric Power Authority (“PREPA”) in connection with the Restructuring Support Agreement (“RSA”) entered into on December 23, 2015. On July 1, 2016 Puerto Rico defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $173 million as a result. Subsequent to December 31, 2016, National paid additional gross claims in the aggregate of $24 million. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

MBIA Inc.

Our near-term strategy at the holding company is to reduce our leverage to a level consistent with a mid-investment grade capital structure. In addition to scheduled debt maturities, from time to time, we reduce unsecured debt through calls or repurchases. We may also repurchase outstanding MBIA Inc. common shares when we deem it beneficial to our shareholders. The following table presents our activity relating to the repurchase of MBIA Inc. common shares and reductions of medium-term notes (“MTNs”) and MBIA Inc. Senior Notes for the years ended December 31, 2016, 2015 and 2014:

In millions	2016	2015	2014
Shares repurchased	$105	$303	$35
MTNs repurchased, redeemed or matured	129	118	300
MBIA Inc. Senior Notes repurchased or received	—	10	—

In addition to the unsecured debt referenced in the preceding table, MBIA Inc. and MBIA Investment Management Corp. (“IMC”) issued investment agreements to which we have pledged high-quality securities as collateral. All of our MTNs, MBIA Inc. Senior Notes and investment agreements are collectively managed and serviced by available liquidity. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient cash to satisfy its debt obligations and its general corporate needs over time from expected subsidiary dividends, additional anticipated releases under our tax sharing agreement (the “Tax Sharing Agreement”) and related tax escrow account (“Tax Escrow Account”), investment income and potential securities issuance; however, there can be no assurance that such sources will be adequate or that we will have access to the capital markets when needed. Refer to the “Liquidity – MBIA Inc. Liquidity” section for information on MBIA Inc.’s liquidity and refer to the “Capital Resources” section for further information on our share and debt repurchases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

MBIA Corp.

MBIA Insurance Corporation has significant negative statutory earned surplus and therefore no current capacity to pay dividends. In addition, since July 15, 2012, the New York State Department of Financial Services (“NYSDFS”) has not approved any payments on MBIA Insurance Corporation’s outstanding surplus notes. MBIA Corp. has contributed to the Company’s net operating loss carryforward (“NOL”), which is used in the calculation of our consolidated income taxes. If MBIA Corp. becomes profitable, it is not expected to make any tax payments under our Tax Sharing Agreement. Based on MBIA Corp.’s current projected earnings and our expectation that it will not write new business, we believe it is unlikely that MBIA Corp. will generate significant income in the near future. As a result, we believe MBIA Corp. does not provide significant economic or shareholder value to MBIA Inc. Refer to the “Capital Resources – MBIA Insurance Corporation” section for additional information on MBIA Insurance Corporation’s surplus notes and statutory capital.

Zohar Policies

During 2016, MBIA Corp. was particularly focused on ensuring its ability to cover any payment that might come due on an insurance policy it had written insuring certain notes (the “Zohar II Notes”) issued by Zohar II, which matured on January 20, 2017 (the “Zohar II Maturity Date”), and on exercising its rights and remedies to seek reimbursement of the $149 million claim it paid in November of 2015 (the “Zohar I Claim”) on its policy insuring the class A-1 and A-2 notes issued by Zohar CDO 2003-1, Limited (“Zohar I”).

MBIA Corp. was presented with a claim of $770 million (the “Zohar II Claim”) under the policy it had issued on the Zohar II Notes (the “Zohar II Policy”). MBIA Corp. fully satisfied its obligations under the Zohar II Policy. In order to do so, MBIA Corp. used approximately $60 million from its own resources and executed the following two related transactions on January 10, 2017: 1) MBIA UK Holdings sold its operating subsidiary, MBIA UK, and made a cash payment of $23 million, to Assured, in exchange for the receipt by MBIA UK Holdings of certain Zohar II Notes owned by Assured, which had an aggregate outstanding principal amount of $347 million as of December 31, 2016,which notes were distributed as a dividend to MBIA Corp. upon consummation of the sale of MBIA UK (the “Sale Transaction”); and 2) MBIA Corp. consummated a financing facility (the “Facility”) with affiliates of certain holders of 14% Fixed-to-Floating Rate Surplus Notes of MBIA Corp. (collectively, the “Senior Lenders”), and with MBIA Inc., pursuant to which the Senior Lenders provided $325 million of senior financing and MBIA Inc. provided $38 million of subordinated financing to MZ Funding LLC (“MZ Funding”), a newly formed wholly-owned subsidiary of the Company, which in turn lent the proceeds of such financing to MBIA Corp. Refer to (i) “Results of Operations – Summary of Consolidated Results” for a summary of the net financial impact from the Sale Transaction; (ii) “Capital Resources – MBIA Insurance Corporation” for information on the impact from the Sale Transaction on MBIA Insurance Corporation’s statutory capital; (iii) “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a further discussion on the Sale Transaction and assets and liabilities classified as held for sale; and (iv) “Liquidity” for additional information on the Facility.

Zohar I and Zohar II Recoveries

Payment of the Zohar I Claim and the Zohar II Claim entitles MBIA Corp. to reimbursement of such payments plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such payments. In connection with the exercise of its rights and remedies, MBIA Corp. directed the trustee for Zohar I to commence an auction (the “Auction”) of all of the assets of Zohar I, which occurred on December 21, 2016. MBIA Corp. was the winning bidder in the Auction, and in connection therewith, acquired the beneficial ownership of the Zohar I assets, which include loans made to, and equity interests in, companies purportedly controlled by sponsor and former collateral manager of Zohar I and Zohar II. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a further discussion on the Zohar I and Zohar II recoveries.

Failure to recover a substantial amount of the payments made on the Zohar I Claim and the Zohar II Claim, and/or certain RMBS recoveries, could impede MBIA Corp.’s ability to meet its future obligations. Refer to “Risk Factors-MBIA Corp. Risk Factors-Continuing elevated loss payments and delay or failure in realizing expected recoveries on insured transactions may materially and adversely affect MBIA Insurance Corporation’s statutory capital and its ability to meet liquidity needs and could cause the NYSDFS to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding if the NYSDFS concludes that MBIA Insurance Corporation will not be able to pay expected claims.” in Part I, Item 1A of this Form 10-K for a further discussion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Economic and Financial Market Trends

The U.S. economy ended 2016 with solid momentum from strong consumer spending, rising housing prices and increased business investment. In addition, job growth remained strong and the unemployment rate held steady throughout 2016. As a result of these positive signs, the Federal Open Market Committee (“FOMC”) raised the federal funds rate in December of 2016. The FOMC has announced that they expect multiple rate hikes in 2017. Also, for 2017, we expect Congress to focus on tax reform, a reduction in regulation and an increase in infrastructure spending.

During 2016, the U.K. held a referendum in which it voted to leave the European Union, referred to as “Brexit”. This decision caused financial markets volatility and concerns over a potential recession in the U.K. and the rest of Europe with an unusually high level of uncertainty that could undermine European confidence and growth. In January of 2017, we sold our operating subsidiary, MBIA UK.

Economic and financial market trends could impact MBIA’s business outlook and its financial results. Many states and municipalities have experienced growing tax collections that resulted from increased economic activity and higher assessed property valuations. The economic improvement at the state and local level strengthens the credit quality of the issuers of our insured municipal bonds, improves the performance of our insured U.S. public finance portfolio and could reduce the amount of National’s incurred losses. A decrease in oil prices could have a positive impact on certain sales taxes to the extent consumer spending increases as a result. However, some states and municipalities will experience a decrease in revenues where their economies are reliant on the oil and gas industries. With higher projected interest rates and the urgent need for renewed investment in our nation’s infrastructure, the value proposition of bond insurance is becoming more compelling and thus we expect that will lead to increased demand for our product.

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

Instruments that trade infrequently and, therefore, have little or no price transparency are classified within Level 3 of the fair value hierarchy. Also included in Level 3 are financial instruments that have significant unobservable inputs deemed significant to the instrument’s overall fair value. Level 3 assets represented approximately 21% and 19% of total assets measured at fair value on a recurring basis as of December 31, 2016 and 2015, respectively. Level 3 liabilities represented approximately 37% and 52% of total liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, respectively.

Refer to “Note 7: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about the Company’s financial assets and liabilities that are accounted for at fair value, including valuation techniques and significant inputs.

Deferred Income Taxes

Deferred income taxes are recorded with respect to the temporary differences between the tax bases of assets and liabilities and the reported amounts in our consolidated financial statements that will result in deductible or taxable amounts in future years when the reported amounts of assets and liabilities are recovered or settled. Our temporary differences relate principally to net operating losses, premium revenue recognition, accrued interest on outstanding surplus notes, insured loss reserves, unrealized gains or losses on investments and insured derivatives and deferred acquisition costs.

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

In evaluating our ability to recover our net deferred tax asset, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future federal pre-tax income. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage our underlying businesses. Actual future taxable income or loss could be significantly different from our projections. In evaluating the objective evidence that recent results provide, we consider three years of cumulative pre-tax comprehensive income (loss). We consider a trend of comprehensive income to be positive evidence of our ability to recover our net deferred tax asset and a trend of comprehensive losses to be negative evidence.

We believe that it is more likely than not that the Company’s net deferred tax asset will be realized due to the reliance on the Company’s future projections of income and evidence of a three-year cumulative comprehensive gain as of December 31, 2016. If our assumptions and projections change and/or additional significant evidence becomes available in the future, we may determine we will not be able to realize all of our deferred tax asset. If such determination is made in the future, the tax charge relating to the establishment of a valuation allowance reserve against our net deferred tax asset could be in the full amount of our net deferred tax asset at such time and materially impact our earnings.

Refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for additional information about the Company’s deferred income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company.

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
In millions except for per share amounts	2016	2015	2014
Total revenues	$294	$853	$1,270
Total expenses	633	564	629

Income (loss) before income taxes	(339)	289	641
Provision (benefit) for income taxes	(1)	109	72

Net income (loss)	$(338)	$180	$569

Net income (loss) per common share:
Basic	$(2.54)	$1.06	$2.94
Diluted	$(2.54)	$1.06	$2.76
Weighted average number of common shares outstanding:
Basic	133,001,088	163,936,318	188,171,503
Diluted	133,001,088	164,869,788	190,898,627

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

2016 compared with 2015

The decrease in consolidated total revenues was primarily due to the loss from the sale of MBIA UK (refer to “Sale of MBIA UK” below for further information), a decrease in net gains on insured derivatives and lower net premiums earned due to higher refunding activity in 2015. Net losses on insured derivatives in 2016 were primarily the result of claim payments on commercial mortgage-backed securities (“CMBS”) transactions. Net gains on insured derivatives in 2015 were principally the result of changes in transaction-specific factors, such as credit ratings, partially offset by claim payments.

Consolidated total expenses for the years ended December 31, 2016 and 2015 included $220 million and $123 million, respectively, of net insurance loss and LAE. This increase was principally due to loss incurred on certain Puerto Rico exposures and insured second-lien residential mortgage-backed securities (“RMBS”) transactions, partially offset by decreases in insured collateralized debt obligation (“CDO”) losses.

Sale of MBIA UK

The following table presents the net expected impact to our consolidated financial statements related to the sale of MBIA UK for the year ended December 31, 2016 and the expected 2017 impact. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a further discussion on the Sale Transaction and assets and liabilities classified as held for sale.

In millions	For the Year Ended December 31, 2016		Expected 2017 Impact		Net Expected Impact of Sale of MBIA UK
Consolidated Statements of Operations Impact
Income (loss) recorded on adjustment of carrying value to fair value less costs to sell	$(278)	(1)	$18	(2)	$(260)
Provision for income taxes (3)	(14)		(7)		(21)

Net after-tax income (loss) impact to the consolidated statements of operations	$(292)		$11		$(281)

	As of December 31, 2016		Expected 2017 Impact		Net Expected Impact of Sale of MBIA UK
Shareholders’ Equity Impact
Equity impact from loss recorded	$(292)		$11		$(281)
Reversal of accumulated other comprehensive loss (4)	—		97		97
Deferred income taxes(5)	(32)		—		(32)

Net impact to total shareholders’ equity	$(324)		$108		$(216)

(1)—Reporting within “Other net realized gains (losses)” on our consolidated statement of operations and reflected in the results of our international and structured finance insurance segment.

(2)—Relates to the appreciation to the outstanding par value of the Zohar II Notes acquired from the sale of MBIA UK.

(3)—Primarily relates to an increase in deferred tax liabilities from a basis difference of MBIA UK, which is due to a change in assertion of MBIA UK paying future dividends over time to calculating deferred taxes on the basis of the sale of MBIA UK and a valuation allowance against certain foreign tax credits. These are included in “Provision (benefit) for income taxes” on our consolidated statement of operations.

(4)—These amounts were included in the 2016 loss recorded to the statement of operations and are reversed out of accumulated other comprehensive income in the first quarter of 2017 when the sale was consummated.

(5)—Relates to an increase in deferred tax liabilities due to foreign currency exchange that was recorded in “Accumulated other comprehensive income” on our consolidated balance sheets.

2015 compared with 2014

The decrease in consolidated total revenues was due to decreases in net gains on insured derivatives and certain fees and reimbursements. Net gains on insured derivatives in 2015 were principally the result of changes in transaction-specific factors, such as credit ratings, partially offset by claim payments. Net gains on insured derivatives in 2014 were principally the result of commuting derivative liabilities at prices below their fair values, partially offset by settlement and claim payments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Consolidated total expenses for the years ended December 31, 2015 and 2014 included $123 million and $133 million, respectively, of net insurance loss and LAE. This decrease was principally due to decreases in certain first-lien RMBS exposures, partially offset by an increase in losses on certain U.S. public finance exposures.

Non-GAAP Operating Income (Loss)

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

Operating income (loss) and operating income (loss) per diluted common share include the combined after-tax results of our U.S. public finance insurance and corporate segments and remove the after-tax results of activities that are not part of our ongoing business strategy. This includes the activities of our international and structured finance insurance segment, advisory services and conduit segments (collectively, “Non-Core Segments”). We do not expect to write new business in our international and structured finance insurance segment. We exited our advisory services segment through the sale of Cutwater effective January 1, 2015 and in the second quarter of 2014, we liquidated our conduit segment.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our combined operating income (loss) and operating income (loss) per diluted common share and provides reconciliations of GAAP net income (loss) to operating income (loss) and GAAP net income (loss) per diluted common share to operating income (loss) per diluted common share for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
In millions, except share and per share amounts	2016		2015		2014
Net income (loss)	$(338)		$180		$569
Less: operating income adjustments:
Income (loss) before income taxes of our Non-Core Segments and eliminations	(475)		12		359
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments(1)	12		39		(39)
Foreign exchange gains (losses)(1)	11		60		95
Net gains (losses) on sales of investments(1)	60		20		43
Net investment losses related to OTTI	(5)		(13)		(15)
Net gains (losses) on extinguishment of debt	5		(1)		3
Other net realized gains (losses)(2)	(5)		21		—
Operating income adjustment to the (provision) benefit for income tax(3)	29		(45)		(62)

Operating income (loss)	$30		$87		$185

Operating income (loss) per diluted common share	$0.23	(4)	$0.52	(5)	$0.97	(5)

(1)—Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2)—Primarily relates to the results from the sale of Cutwater.

(3)—Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(4)—Operating income (loss) per diluted common share is calculated by taking operating income (loss) divided by the weighted average number of diluted common shares outstanding, which includes the GAAP diluted weighted average number of common shares of 133,001,088 and the dilutive effect of common stock equivalents of 444,557 shares.

(5)—Operating income (loss) per diluted common share is calculated by taking operating income (loss) divided by GAAP weighted average number of diluted common shares outstanding.

Adjusted Book Value

In addition to book value per share, we also analyze adjusted book value (“ABV”) per share, a non-GAAP measure. We consider ABV a measure of fundamental value of the Company and the change in ABV an important measure of financial performance. We have refined our calculation of ABV as of December 31, 2016 and have conformed the prior year’s calculation to the current presentation. ABV now adjusts GAAP book value to remove the legal entity book value of MBIA Corp., but continues to include all deferred taxes available to the Company. Previously, ABV adjusted GAAP book value to remove the book value of our international and structured finance insurance segment and included all deferred taxes available to the Company. In addition, ABV adjusts for certain items which the Company believes will reverse from GAAP book value through GAAP earnings and other comprehensive income, as well as to add in the impact of certain items which the Company believes will be realized in GAAP book value in future periods. The Company has limited such adjustments to those items that it deems to be important to fundamental value and performance and for which the likelihood and amount can be reasonably estimated. We have presented ABV to allow investors and analysts to evaluate the Company using the same measure that MBIA’s management regularly uses to measure financial performance and value. ABV is not a substitute for and should not be viewed in isolation of GAAP book value, and our definition of ABV may differ from that used by other companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of December 31, 2016, ABV per share was $31.88, an increase from $28.98 as of December 31, 2015, and an increase from $24.21 as of December 31, 2014. The increases in ABV per share were primarily driven by decreases in common shares outstanding from the share repurchases made by the Company during the years ended December 31, 2016 and 2015. The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

	As of December 31,
In millions except share and per share amounts	2016	2015	2014
Total shareholders’ equity of MBIA Inc.	$3,227	$3,729	$3,929
Common shares outstanding	135,200,831	151,530,377	191,942,895
Book value per share	$23.87	$24.61	$20.47
Reverse book value of the MBIA Corp. legal entity(1)	5.07	0.86	0.44

Book value after MBIA Corp. legal entity adjustment	28.94	25.47	20.91
Other book value adjustments:
Reverse net unrealized (gains) losses included in other comprehensive income (loss)	0.24	0.40	(0.11)
Add net unearned premium revenue(2)	4.31	5.02	5.22
Add tax effect on unrealized (gains) losses and unearned premium revenue	(1.61)	(1.91)	(1.81)

Total other book value adjustments per share	2.94	3.51	3.30

Adjusted book value per share	$31.88	$28.98	$24.21

(1)—The book value of the MBIA Corp. legal entity does not provide significant economic or shareholder value to MBIA Inc. The amount being reversed excludes deferred taxes available to MBIA Inc. As of December 31, 2014, this amount also includes the reversal of the book value of Cutwater which was sold effective January 1, 2015.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,			Percent Change
In millions	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net premiums earned	$236	$304	$289	-22%	5%
Net investment income	119	116	119	3%	-3%
Fees and reimbursements	2	3	9	-33%	-67%
Realized gains (losses) and other settlements on insured derivatives	—	—	1	—%	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	72	14	26	n/m	-46%
Net investment losses related to other-than-temporary impairments	(4)	(10)	(15)	-60%	-33%
Other net realized gains (losses)	2	(4)	14	-150%	-129%

Total revenues	427	423	443	1%	-5%

Losses and loss adjustment	74	5	(10)	n/m	-150%
Amortization of deferred acquisition costs	49	65	61	-25%	7%
Operating	60	62	55	-3%	13%

Total expenses	183	132	106	39%	25%

Income (loss) before income taxes	244	291	337	-16%	-14%
Provision (benefit) for income taxes	68	100	115	-32%	-13%

Net income (loss)	$176	$191	$222	-8%	-14%

n/m—Percent	change not meaningful.

National supports the credit enhancement needs of municipal debt issuers across the U.S. National maintains underwriting criteria for most municipal risk types and pursues opportunities for new business across the spectrum of municipal sectors. During the year ended December 31, 2016, National insured $1.6 billion of gross par exposure in the primary and secondary markets. The majority of its new business is in the general obligation, tax-backed and revenue bond sectors. Low interest rates and competitive pricing levels continue to limit new business opportunities.

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for 2016 compared with 2015 resulted from decreases in refunded premiums earned of $42 million and scheduled premiums earned of $26 million. The increase in net premiums earned for 2015 compared with 2014 resulted from an increase in refunded premiums earned of $50 million, partially offset by a decrease in scheduled premiums earned of $35 million. Scheduled premium earnings declined due to the refunding and maturity of insured issues in prior periods. Refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of scheduled premiums that would have been earned in the current period.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for 2016 compared with 2015 was principally due to increases in net realized gains from the sales of securities in order to generate liquidity for anticipated claim payments on certain Puerto Rico exposures and from favorable market conditions. The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for 2015 compared with 2014 was principally due to decreases in net realized gains from the sales of securities from the ongoing management of our U.S. public finance insurance investment portfolio and unfavorable market fluctuations on financial instruments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to OTTI for 2016, 2015 and 2014 were primarily related to one impaired security for which a loss was recognized as the difference between its amortized cost and the net present value of its projected cash flows. This OTTI resulted from liquidity concerns and other adverse financial conditions of the issuer. Refer to the “Liquidity” section included herein for additional information about impaired investments.

OTHER NET REALIZED GAINS (LOSSES) Other net realized losses for 2015 related to an impairment charge on our Armonk, New York facility to adjust the carrying amount to its sales price less costs to sell. Other net realized losses for 2014 related to an insurance recovery on an errors and omissions liability policy of $18 million, partially offset by an additional impairment charge on our Armonk, New York facility of $3 million.

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

The following table presents information about our U.S. public finance insurance loss and LAE expenses for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,			Percent Change
In millions	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Loss and LAE related to actual and expected payments (1)	$250	$8	$(30)	n/m	-127%
Recoveries of actual and expected payments	(175)	(3)	20	n/m	-115%

Gross losses incurred	75	5	(10)	n/m	-150%
Reinsurance	(1)	—	—	n/m	—%

Losses and loss adjustment expenses	$74	$5	$(10)	n/m	-150%

(1)—Loss and LAE with respect to Puerto Rico exposures reflect the expected loss and LAE payments net of expected recoveries on such payments.

n/m—Percent change not meaningful.

For the year ended December 31, 2016, losses and LAE primarily related to increases in actual and expected payments on certain Puerto Rico exposures, partially offset by increases in recoveries of actual and expected payments on certain Puerto Rico exposures. For the year ended December 31, 2015, losses and LAE primarily related to increases in reserves for certain Puerto Rico exposures, partially offset by decreases in reserves for certain municipal utilities. The benefit in losses and LAE for the year ended December 31, 2014 primarily related to decreases in reserves for certain general obligation bonds, partially offset by increases in reserves for certain Puerto Rico exposures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents information about our U.S. public finance insurance loss and LAE reserves and recoverables as of December 31, 2016 and 2015:

In millions	December 31, 2016	December 31, 2015	Percent Change
Assets:
Insurance loss recoverable	$174	$4	n/m
Reinsurance recoverable on paid and unpaid losses (1)	1	1	—%
Liabilities:
Gross loss and LAE reserves (2)	118	66	79%
Expected recoveries on unpaid losses	(21)	(21)	—%

Loss and LAE reserves	$97	$45	116%

Insurance loss recoverable—ceded (3)	$12	$—	n/m

(1)—Reported within “Other assets” on our consolidated balance sheets.

(2)—Gross loss and LAE reserves with respect to Puerto Rico exposures reflect the expected loss and LAE payments net of expected recoveries on such reserves.

(3)—Reported within “Other liabilities” on our consolidated balance sheets.

n/m—Percent change not meaningful.

Insurance loss recoverable as of December 31, 2016 increased compared with December 31, 2015 primarily as a result of increases in expected recoveries on certain Puerto Rico exposures. Loss and LAE Reserves as of December 31, 2016 increased compared with December 31, 2015 primarily as a result of increases in expected payments on certain Puerto Rico exposures.

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for estimated future claims payments, which includes insured credits where a payment default has occurred and National has already paid a claim and insured credits where a payment default has not yet occurred. The following table includes LAE reserves, but excludes par outstanding, as of December 31, 2016 for one issue that had no expected future claim payments or par outstanding, but for which National was obligated to pay LAE incurred in prior periods. As of December 31, 2016 and 2015, loss and LAE reserves comprised the following:

	Number of Issues (1)		Loss and LAE Reserve		Par Outstanding
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
$ in millions	2016	2015	2016	2015	2016	2015
Gross of reinsurance:
Issues with defaults	5	3	$75	$13	$1,519	$52
Issues without defaults	6	5	22	32	1,446	1,430

Total gross of reinsurance	11	8	$97	$45	$2,965	$1,482

(1)—An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the years ended December 31, 2016, 2015 and 2014 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Gross expenses	$62	$63	$56	-2%	13%

Amortization of deferred acquisition costs	$49	$65	$61	-25%	7%
Operating	60	62	55	-3%	13%

Total insurance operating expenses	$109	$127	$116	-14%	9%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Amortization of deferred acquisition costs decreased for 2016 compared with 2015 due to higher refunding activity in 2015. Amortization of deferred acquisition costs increased for 2015 compared with 2014 due to higher refunding activity in 2015. When an insured obligation refunds, we accelerate any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during 2016, 2015 or 2014.

NON-GAAP OPERATING INCOME (LOSS) In addition to the above results, we also analyze the operating performance of our U.S. public finance insurance segment using operating income (loss), a non-GAAP measure. We believe operating income (loss), as used by management, is useful for an understanding of the results of operations of the Company. Operating income (loss) is not a substitute for net income (loss) determined in accordance with GAAP, and our definition of operating income (loss) may differ from that used by other companies.

The following table presents a reconciliation of GAAP net income (loss) to operating income (loss) for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
In millions	2016	2015	2014
Net income (loss)	$176	$191	$222
Less: operating income adjustments:
Net gains (losses) on sales of investments(1)	68	14	17
Net investment losses related to OTTI	(4)	(10)	(15)
Operating income adjustments to the (provision) benefit for income tax(2)	(8)	(1)	(1)

Operating income (loss)	$120	$188	$221

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

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of December 31, 2016 and 2015. CABs are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

	Gross Par Outstanding
In millions	December 31, 2016		December 31, 2015
Rating	Amount	%	Amount	%
AAA	$5,167	4.7%	$6,721	4.2%
AA	49,466	44.8%	77,081	47.9%
A	34,544	31.3%	56,890	35.3%
BBB	15,120	13.7%	13,947	8.6%
Below investment grade	6,070	5.5%	6,378	4.0%

Total	$110,367	100.0%	$161,017	100.0%

U.S. Public Finance Insurance Puerto Rico Exposures

The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of December 31, 2016.

In millions	Gross Par Outstanding	Gross Par Outstanding Plus CAB Accreted Interest	Debt Service Outstanding		National Internal Rating
Puerto Rico Electric Power Authority (PREPA)(1)	$1,250	$1,270	$1,820		d
Puerto Rico Commonwealth GO(1)	665	690	919		d
Puerto Rico Public Buildings Authority(2)	190	190	284		d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)(1)	586	586	1,068		d
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue	33	33	45		d
Puerto Rico Sales Tax Financing Corporation (COFINA)(1)	684	1,091	4,170		bbb3
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)(1)	87	89	123		d
University of Puerto Rico System Revenue	86	86	126		d
Inter American University of Puerto Rico Inc.	25	25	33		a3

Total	$3,606	$4,060	$8,588	(3)

(1)—Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy.

(2)—Additionally secured by the guarantee of the Commonwealth of Puerto Rico.

(3)—As a result of debt service payments made as of January 1, 2017, National’s total Puerto Rico debt service outstanding declined by $75 million.

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

On June 30, 2016, the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), was signed into law by the President of the United States. PROMESA provides both for the creation of an independent oversight board with powers relating to the development and implementation of a fiscal plan for Puerto Rico as well as a court-supervised process (independent of the Bankruptcy Code) that allows Puerto Rico to restructure its debt if voluntary agreement cannot be reached with creditors through a collective action process.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

On August 31, 2016, the President of the United States announced the appointment of the seven members who will comprise the Oversight Board. The Oversight Board elected its Chairman, adopted its bylaws and established a sub-committee to search for and hire a permanent Executive Director and General Counsel. Additionally, it retained legal and financial advisors. Among other matters, the Oversight Board and its advisors will evaluate Puerto Rico’s fiscal plan and potential restructuring options, and consider how to address such proposals under the guidelines provided by PROMESA. The Oversight Board originally set a target of certifying a Fiscal and Economic Growth Plan (“FEGP”) no later than January 31, 2017. However, after a request of additional time by the new Governor of Puerto Rico, the Oversight Board moved the date to certify the FEGP until March 15, 2017. Furthermore, the Oversight Board extended the stay provided under PROMESA from February 28, 2017 until May 1, 2017.

Consistent with Section 409 of PROMESA, an Economic Task Force was established in July of 2016. Under the law, this Economic Task Force is charged with identifying impediments to Puerto Rico’s growth and recommending changes to promote long-term economic growth and stability, spur new job creation, reduce child poverty, and attract investment in the territory. Its report was released on December 20, 2016 and contained numerous recommendations for Congress to address Puerto Rico’s Medicaid and Medicare programs, expand the federal child tax credit, and consider other tax reforms. It also recommended that Congress analyze and vote on Puerto Rico becoming the 51st state.

On April 6, 2016, Governor of Puerto Rico signed into law The Puerto Rico Emergency Moratorium and Financial Rehabilitation Act (Act 21-2016 or the “Moratorium Act”). The legislation authorized the Governor of Puerto Rico to order a moratorium on the payment of certain obligations of Puerto Rico through January 31, 2017. On June 30, 2016, the Governor of Puerto Rico, relying on that authorization, signed certain executive orders suspending payment of general obligation debt (“GO”) as well as declaring “states of emergency” for Puerto Rico, among other municipal entities including the Retirement System of Public Employees, Puerto Rico Industrial Corporation and the University of Puerto Rico. As such, on July 1, 2016, when payments were due and payable, Puerto Rico failed to pay debt service of approximately $779 million on GO bonds as well as a portion of $178 million of Puerto Rico guaranteed debt of the Puerto Rico Public Buildings Authority (“PBA”). National paid claims of approximately $169 million on the GO bonds. Subsequent to December 31, 2016, National paid additional claims in the aggregate amount of $24 million against GO bonds and PBA bonds, relating to debt service due on January 1, 2017. The Moratorium Act was repealed and replaced by the Financial Emergency and Fiscal Responsibility Act (Act 5-2017) on January 29, 2017. Act 5-2017 provides for an emergency period ending on May 1, 2017—which can be extended by the Governor until August 1, 2017—during which the Governor is authorized to prioritize payment for essential services over debt service. Act 5-2017 further provides that the executive orders issued under the Moratorium Act continue in effect until amended, rescinded, or superseded.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Pursuant to the Moratorium Act, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) was established as Puerto Rico’s financial adviser replacing the Government Development Bank (“GDB”). On January 20, 2017, the Governor of Puerto Rico signed into law the Puerto Rico Fiscal Agency and Financial Advisory Authority Act (Act 2-2017) which defines the responsibilities of AAFAF including acting as fiscal agent, financial adviser and informative agent of all governmental entities and to assist in confronting Puerto Rico’s fiscal crisis and economic emergency. AAFAF is in charge of collaboration, communication and cooperation between the Government of Puerto Rico and the Oversight Board. Further, AAFAF is responsible for the supervision, execution and administration of the FEGP. Also under color of the authority provided by the Moratorium Act, on May 17, 2016, the then Governor of Puerto Rico signed an executive order to suspend through June 30, 2016 PRHTA’s obligations to transfer to the fiscal agent certain toll revenues and any other revenues allocated to or received by PRHTA and authorize PRHTA’s use of such revenues for the ongoing provision of services essential to protect the health, safety, and welfare of the residents of Puerto Rico. On June 30, 2016, the then Governor of Puerto Rico signed two executive orders that, collectively, extended the May 17, 2016 suspension of revenue transfers to the fiscal agent and suspended the payment of PRHTA’s debt obligations under the 1968 and 1998 Resolutions coming due during the term of the Moratorium Act (but not the transfer of revenues pledged for the payment of outstanding loans owed to the GDB, which were modified solely to the extent necessary to provide PRHTA with the revenues it requires to fund operating expenses or essential services). In addition, one of the executive orders issued on June 30, 2016 also suspended the University of Puerto Rico’s (“UPR”) obligation to (a) transfer certain pledged revenues to the trustee for revenue bonds issued by UPR, and (b) make payments pursuant to the Lease Agreement between UPR and Desarrollos Universitarios Inc., which payments support the debt service payments on certain educational facilities revenue bonds issued by the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”). The UPR revenue bonds and AFICA educational facilities revenue bonds insured by National were paid from pledged revenues on June 1, 2016 and July 1, 2016, respectively. As a result of suspending UPR’s obligation to transfer funds to the trustee for debt service, National downgraded the internal rating of UPR to “d” during the third quarter of 2016. Holders of debt insured by National and issued by UPR, Puerto Rico Industrial Development Company, PBA, and most of PRHTA, were paid through reserves or funded by monthly deposits held by the respective trustee or fiscal agent. National paid an additional $4 million of claims on PRHTA debt in July of 2016 when the GDB refused to release debt service reserve funds held by it. Similarly, subsequent to December 31, 2016, National paid additional claims of $0.8 million against PRHTA bonds, relating to debt service due on January 1, 2017.

COFINA

In October of 2016, a group of GO bondholders, which had previously initiated litigation against Puerto Rico in July of 2016, moved to amend its complaint to add a challenge to Puerto Rico’s purported diversion of funds to the Puerto Rico Sales Tax Financing Corporation (“COFINA”). The plaintiff group contends that the funds being used to pay bonds issued by COFINA constitute “available resources” within the meaning of article VI, section 8 of the Puerto Rico Constitution, and therefore must be devoted to payment of principal and interest on Puerto Rico’s public debt before they may be used for other purposes. By failing to redirect such funds to pay GO bondholders, the plaintiff group claims that Puerto Rico is improperly diverting funds to COFINA bondholders. After being granted leave to amend, the plaintiffs filed their Second Amended Complaint in November of 2016. In February of 2017, the Court held that the COFINA-related claims were not stayed under PROMESA, and further allowed the Oversight Board and several COFINA creditors to intervene in the litigation. Currently, National has exposure to COFINA debt of over $1.0 billion, including CAB accreted interest. As legal opinions from Puerto Rico justice secretaries and bond counsel have confirmed, National believes that the legal structure of COFINA is sound and that it maintains a valid statutory lien on the sales tax revenue stream backing the bonds. Although the Court previously ruled that the automatic stay provision of PROMESA did not apply to some of the plaintiffs’ claims in the original complaint, some claims in the second amended complaint, including the COFINA-related claims, may be subject to the litigation stay. Notwithstanding the foregoing, until all legal challenges are resolved, there can be no assurance that the COFINA structure will be upheld and the sales tax revenue lien will be recognized.

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

Finally, as a condition to the RSA, the Supporting Creditors agreed to purchase certain bonds of PREPA in the aggregate amount of $111 million (the “2016A and 2016B bonds”) of which National’s portion is approximately $35 million. The Supporting Creditors closed on the 2016A and 2016B bonds in May and June of 2016, respectively. The bonds will earn 10% interest, will mature on July 1, 2019 and will be supported by Mirror Bonds when the SPE issues its securitization bonds. In February of 2016, the PREPA Revitalization Act (the “Revitalization Act”) was approved by Puerto Rico’s House of Representatives and Senate and signed into law by the then Governor of Puerto Rico. Enactment of the Revitalization Act was required by the RSA and is an integral component of the PREPA restructuring. Validation of the Revitalization Act is required by the RSA and certain lawsuits have been filed challenging it. There is no concrete timetable for resolution of these lawsuits. PREPA made its July 1, 2016 debt service payment of approximately $417 million. In order to provide liquidity to PREPA, the Supporting Creditors purchased approximately $264 million of bonds (Series 2016C, 2016D and 2016E) and National purchased $105 million of 2016C bonds. The 2016C bonds will earn 5.4% interest, will amortize over the next four years, and will be supported by Mirror Bonds when the SPE issues its securitization bonds.

On December 15, 2016, the Supporting Creditors and PREPA reached an agreement to extend the RSA until March 31, 2017. As part of the extension, PREPA made the full interest payment of $192 million on January 1, 2017. The extension agreement also contained a milestone date of January 31, 2017 for the parties to reach an agreement on the RSA’s implementation under PROMESA, or another mutually agreed upon mechanism. On January 27, 2017, however, AAFAF announced that it will lead future negotiations on behalf of PREPA, and requested and received an extension of the January 31, 2017 milestone until March 31, 2017.

The Puerto Rico Energy Commission (“PREC”) has heard two separate but parallel rate cases. In June of 2016, PREC approved a volumetric transition charge for both residential and non-residential customers. The transition charge will be used to pay the debt issued by the SPE. Also in June of 2016, the PREC issued an order approving a requested provisional rate of approximately $0.013/kWh requested by PREPA. On January 11, 2017, the PREC approved an average permanent rate increase of 1.025 cents/kWh. The increase is smaller than the previously approved temporary rate, so PREPA will have to reimburse the $45 million annualized difference to customers. Among the adjustments made, PREC found that PREPA mistakenly double-counted $37 million of subsidy expenses. PREC also disallowed $41 million of capital expenditures for Aguirre Offshore Gas Port, capping spending on that project to $15 million. The rate increase will go into effect on March 13, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

PRHTA

As set forth above, National has significant exposure to PRHTA. In December of 2015, the Governor of Puerto Rico signed an executive order to redirect certain revenues previously allocated to select public corporation and certain other government agencies (“clawback”), including PRHTA. On January 1, 2016, Puerto Rico made all of its debt service payments due except for bond payments totaling $37 million relating to the Puerto Rico Infrastructure Authority (“PRIFA”) and Public Finance Corporation. Following the missed payment by PRIFA, certain bond insurers (not including National) filed a lawsuit against Puerto Rico claiming that the clawback of the revenues violated the U.S. constitution and the laws of Puerto Rico. Puerto Rico has made a motion to dismiss that case but it is subject to the stay under PROMESA. The outcome of that legal challenge is uncertain, and further, while adoption of the clawback measure was intended to provide short-term relief, Puerto Rico’s lack of a comprehensive plan or clear evidence of steps to conserve resources necessary to meet its near term debt service obligations raises questions as to whether the intercept will continue to be a short-term measure.

Other

Other than Inter American University of Puerto Rico Inc., S&P, Fitch Ratings and/or Moody’s have downgraded the ratings of all Puerto Rico issuers to below investment grade with a negative outlook due to narrowing liquidity, sluggish economic growth and persistent structural deficits. Additionally, subsequent to the declaration of a state of emergency and suspension of debt service payments by the then Governor of Puerto Rico, S&P revised its rating for Puerto Rico, its GO, PREPA and PRHTA’s subordinated transportation revenue bonds, series 1998, state infrastructure bank, to “D” (default).

The following tables presents our scheduled gross debt service due on our Puerto Rico insured exposures as of December 31, 2016, for each of the subsequent five years ending December 31 and thereafter:

In millions	2017	2018	2019	2020	2021	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$184	$120	$177	$115	$140	$1,084	$1,820
Puerto Rico Commonwealth GO	66	96	154	223	82	298	919
Puerto Rico Public Buildings Authority	15	21	27	11	11	199	284
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	31	35	29	30	30	913	1,068
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue	5	5	3	3	3	26	45
Puerto Rico Sales Tax Financing Corporation (COFINA)	—	—	—	—	—	4,170	4,170
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	22	6	16	17	4	58	123
University of Puerto Rico System Revenue	8	7	7	7	7	90	126
Inter American University of Puerto Rico Inc.	3	3	3	3	3	18	33

Total	$334	$293	$416	$409	$280	$6,856	$8,588

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Corporate

Our corporate segment consists of general corporate activities, including providing general support services to MBIA Inc.’s subsidiaries and asset and capital management. General support services are provided by our service company, MBIA Services, including, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. Capital management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiaries, MBIA Global Funding, LLC (“GFL”) and IMC. MBIA Inc. issued debt to finance the operations of the MBIA group. GFL raised funds through the issuance of MTNs with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. The Company has ceased issuing these MTNs and investment agreements and the outstanding liability balances and corresponding asset balances have declined over time as liabilities mature, terminate or are called or repurchased. All of the debt within the corporate segment is managed collectively and is serviced by available liquidity.

The following table summarizes the consolidated results of our corporate segment for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,			Percent Change
In millions	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net investment income	$33	$36	$38	-8%	-5%
Fees	49	52	58	-6%	-10%
Net gains (losses) on financial instruments at fair value and foreign exchange	(14)	64	53	-122%	21%
Net investment losses related to other-than-temporary impairments	(1)	(3)	—	-67%	n/m
Net gains (losses) on extinguishment of debt	5	(1)	3	n/m	-133%
Other net realized gains (losses)	(5)	21	1	-124%	n/m
Revenues of consolidated VIEs:
Other net realized gains (losses)	—	—	(5)	—%	-100%

Total revenues	67	169	148	-60%	14%

Operating	83	82	94	1%	-13%
Interest	92	101	109	-9%	-7%

Total expenses	175	183	203	-4%	-10%

Income (loss) before income taxes	(108)	(14)	(55)	n/m	-75%
Provision (benefit) for income taxes	(15)	7	(173)	n/m	-104%

Net income (loss)	$(93)	$(21)	$118	n/m	-118%

n/m—Percent change not meaningful.

NET INVESTMENT INCOME The decrease in net investment income for 2016 compared with 2015 was primarily due to lower average asset balances.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for 2016 compared with 2015 was primarily due to a decrease in foreign exchange gains on Euro denominated liabilities from a decline in the strengthening of the U.S. dollar and unfavorable changes in the fair value of the outstanding warrants issued on MBIA Inc. common stock. The changes in the fair value of outstanding warrants were primarily attributable to an increase in MBIA Inc.’s common stock, partially offset by changes in volatility, which are used in the valuation of the warrants. The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for 2015 compared with 2014 was primarily due to gains from the termination of derivatives, partially offset by a decrease in foreign exchange gains on Euro denominated liabilities, an increase in losses from mark-to-market changes of our interest rate swaps and a decrease in gains from the changes in the fair value of the outstanding warrants issued on MBIA Inc. common stock. The changes in the fair value of outstanding warrants were primarily attributable to a decrease in MBIA Inc.’s common stock, partially offset by an increase in volatility, which are used in the valuation of the warrants.

OTHER NET REALIZED GAINS (LOSSES) The decrease in other net realized gains (losses) for 2016 compared with 2015 was primarily due to the results from the sale of Cutwater. The increase in other net realized gains (losses) for 2015 compared with 2014 was primarily due to the gain from the sale of Cutwater.

OPERATING EXPENSES Operating expenses decreased for 2015 compared with 2014 primarily due to decreases in office related expenses as a result of the relocation of our headquarters to a leased facility in the fourth quarter of 2014, as well as a decrease in legal costs.

INTEREST EXPENSE Interest expense decreased for 2016 compared with 2015 and 2014 primarily due to the continued maturities and repurchases of debt obligations issued by the Company.

PROVISION (BENEFIT) FOR INCOME TAXES The 2016 benefit for income taxes was impacted by foreign tax credit adjustments, the fluctuation of the value of nontaxable warrants issued by the Company and nondeductible equity-based compensation expense. The 2015 provision for income taxes was impacted by nondeductible equity-based compensation expense. The 2014 benefit for income taxes includes a favorable adjustment of $87 million for the release of the full valuation allowance against the portion of our deferred tax asset which resulted from the sales of previously impaired investments. In addition for 2014, there was a $61 million reversal in our reserve for uncertain tax positions.

NON-GAAP OPERATING INCOME (LOSS) In addition to the above results, we also analyze the operating performance of our corporate segment using operating income (loss), a non-GAAP measure. We believe operating income (loss), as used by management, is useful for an understanding of the results of operations of the Company. Operating income (loss) is not a substitute for net income (loss) determined in accordance with GAAP, and our definition of operating income (loss) may differ from that used by other companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents a reconciliation of GAAP net income (loss) to operating income (loss) for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
In millions	2016	2015	2014
Net income (loss)	$(93)	$(21)	$118
Less: operating income adjustments:
Mark-to-market gains (losses) on financial instruments(1)	12	39	(39)
Foreign exchange gains (losses)(1)	11	60	95
Net gains (losses) on sales of investments(1)	(8)	6	26
Net investment losses related to OTTI	(1)	(3)	—
Net gains (losses) on extinguishment of debt	5	(1)	3
Other net realized gains (losses)(2)	(5)	21	—
Operating income adjustment to the (provision) benefit for income tax(3)	(17)	(42)	68

Operating income (loss)	$(90)	$(101)	$(35)

(1)—Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2)—Relates to the results from the sale of Cutwater.

(3)—Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

International and Structured Finance Insurance

Our international and structured finance insurance business is principally operated through MBIA Corp. We believe that MBIA Corp. does not provide significant economic value to MBIA Inc. and its shareholders. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, non-U.S. public finance and global structured finance insured obligations when due or, in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise. MBIA Insurance Corporation insures the investment contracts written by MBIA Inc., and if MBIA Inc. or such subsidiaries were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would make such payments under its insurance policies. MBIA Insurance Corporation also insured debt obligations of other affiliates, including GFL and IMC. MBIA Corp. has also written insurance policies guaranteeing the obligations under credit default swap (“CDS”) contracts of an affiliate, LaCrosse Financial Products, LLC and certain other derivative contracts. Certain policies cover payments potentially due under CDS, including termination payments that may become due in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS or derivatives contracts by the insured counterparty or by the guarantor. MBIA Insurance Corporation provides reinsurance to MBIA Mexico. Effective on January 10, 2017, MBIA Corp.’s wholly-owned subsidiary, MBIA UK Holdings, sold MBIA UK to Assured.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our international and structured finance insurance segment results for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,			Percent Change
In millions	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net premiums earned	$84	$99	$144	-15%	-31%
Net investment income	12	11	16	9%	-31%
Fees and reimbursements	72	67	87	7%	-23%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(40)	(28)	(445)	43%	-94%
Unrealized gains (losses) on insured derivatives	21	157	903	-87%	-83%

Net change in fair value of insured derivatives	(19)	129	458	-115%	-72%
Net gains (losses) on financial instruments at fair value and foreign exchange	30	(9)	—	n/m	n/m
Other net realized gains (losses)	(279)	—	12	n/m	-100%
Revenues of consolidated VIEs:
Net investment income	31	86	50	-64%	72%
Net gains (losses) on financial instruments at fair value and foreign exchange	—	42	52	-100%	-19%

Total revenues	(69)	425	819	-116%	-48%

Losses and loss adjustment	146	118	143	24%	-17%
Amortization of deferred acquisition costs	56	78	78	-28%	-%
Operating	44	50	56	-12%	-11%
Interest	115	111	110	4%	1%
Expenses of consolidated VIEs:
Operating	14	13	9	8%	44%
Interest	25	39	39	-36%	—%

Total expenses	400	409	435	-2%	-6%

Income (loss) before income taxes	(469)	16	384	n/m	-96%
Provision (benefit) for income taxes	(52)	3	134	n/m	-98%

Net income (loss)	$(417)	$13	$250	n/m	-95%

n/m—Percent change not meaningful.

As of December 31, 2016, MBIA Corp.’s total insured gross par outstanding was $30.9 billion. Included in this amount was $12.0 billion of gross par outstanding related to MBIA UK which was sold to Assured on January 10, 2017. Since December 31, 2007, MBIA Corp.’s total insured gross par outstanding has decreased approximately 91% from $331.2 billion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. In addition, we generate net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,			Percent Change
In millions	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net premiums earned:
Non-U.S.	$69	$73	$110	-5%	-34%
U.S.	15	26	34	-42%	-24%

Total net premiums earned	$84	$99	$144	-15%	-31%

VIEs (eliminated in consolidation)	$7	$56	$14	-88%	n/m

n/m—Percent change not meaningful.

Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Net premiums earned decreased for 2016 compared with 2015 and 2014 primarily due to decreases in scheduled premiums earned from the maturity and early settlements of insured transactions with no writings of new insurance policies.

FEES AND REIMBURSEMENTS The increase in fees and reimbursements for 2016 compared with 2015 was primarily due to an increase in termination and waiver and consent fees related to the ongoing management of our international and structured finance insurance business, partially offset by a decrease in ceding commission income as a result of lower refunding activity. The decrease in fees and reimbursements for 2015 compared with 2014 was primarily due to a decrease in termination and waiver and consent fees, partially offset by an increase in ceding commission income due to higher refunding activity. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES The Company no longer insures new credit derivative contracts. Realized losses on insured derivatives include payments made net of premiums and fees earned and salvage received. For 2016 and 2015, realized losses on insured derivatives resulted from claim payments on a pool of CMBS. For 2014, realized losses on insured derivatives resulted primarily from settlements and claim payments on a pool of CMBS. For 2016, 2015 and 2014, premiums and fees earned on insured derivatives were $3 million, $12 million and $18 million, respectively. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and scheduled amortizations.

For the year ended December 31, 2016, unrealized gains on insured derivatives were principally the result of a decline in the weighted average life on transactions, favorable changes in spreads/prices on the underlying collateral and a reversal of unrealized losses due to commutations partially offset by the effects of MBIA’s nonperformance risk on its derivative liabilities. For the year ended December 31, 2015, unrealized gains on insured derivatives were principally the result of refining the credit rating of underlying collateral. For the year ended December 31, 2014, unrealized gains on insured derivatives were principally associated with the reversal of unrealized losses from commutations.

As of December 31, 2016, the cost of a five-year CDS referencing MBIA Corp. was 11.84% upfront plus 5% per annum compared with 42.95% upfront plus 5% per annum and 16.71% upfront plus 5% per annum as of December 31, 2015 and 2014, respectively. As of December 31, 2016 and 2015, the fair value of MBIA Corp.’s insured CDS liability was $63 million and $85 million, respectively. Our mark-to-market on insured credit derivatives uses the most appropriate of the one to ten-year CDS cost for each transaction, and those costs ranged from 4.25% upfront plus 5% per annum to 12.59% upfront plus 5% per annum as of December 31, 2016. As of December 31, 2015, those costs ranged from 26.24% upfront plus 5% per annum to 44.55% upfront plus 5% per annum. As of December 31, 2014, those costs ranged from 3.68% upfront plus 5% per annum to 18.98% upfront plus 5% per annum.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of December 31, 2016, MBIA Corp. had $588 million of gross par outstanding on insured credit derivatives compared with $3.2 billion as of December 31, 2015. During the year ended December 31, 2016, $1.8 billion of gross par outstanding on insured credit derivatives were terminated or matured. As of December 31, 2016, four insured credit derivatives remained outstanding.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net gains on financial instruments and foreign exchange for 2016 were primarily related to gains from foreign currency revaluation of Chilean Unidad de Fomento and Euro denominated premium receivables and realized foreign exchange gains from the liquidation of an investment portfolio in the U.K. The net losses on financial instruments at fair value and foreign exchange for 2015 were primarily due to losses from foreign currency revaluation of Chilean Unidad de Fomento denominated premium receivables and foreign exchange currency losses on the sale of Euro denominated investments.

OTHER NET REALIZED GAINS (LOSSES) Other net realized gains (losses) for 2016 related to the loss recorded to adjust the carrying value of MBIA UK to its fair value less costs to sell. On January 10, 2017, MBIA UK was sold to Assured. The other net realized gains (losses) for 2014 was primarily related to an insurance recovery received on an errors and omissions liability policy. Refer to the previous “Results of Operations – Summary of Consolidated Results” section for additional information about the loss recorded to adjust the carrying value of MBIA UK to its fair value less costs to sell.

REVENUES OF CONSOLIDATED VIEs For 2016, total revenues of consolidated VIEs were $31 million compared with total revenues of $128 million for 2015 and $102 million for 2014. The decrease in revenues of consolidated VIEs for 2016 compared with 2015 was primarily due to a decrease in net investment income from the deconsolidation of VIEs and lower mark-to-market gains on assets of consolidated VIEs. The increase in revenues of consolidated VIEs for 2015 compared with 2014 was primarily due to an increase in net investment income of certain consolidated VIEs, primarily due to events that occurred resulting in increased cash flows related to these VIEs, partially offset by lower mark-to-market gains on assets of consolidated VIEs, primarily due to the absence of lower expected payments in 2015. We elected to record at fair value certain instruments that are consolidated under accounting guidance for consolidation of VIEs, and as such, changes in fair value are reflected in earnings.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Summary of Financial Guarantee Insurance Losses and LAE

The following table presents information about our financial guarantee insurance losses and LAE recorded in accordance with GAAP for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,			Percent Change
In millions	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Losses and LAE related to actual and expected payments(1)	$110	$196	$72	-44%	n/m
Recoveries of actual and expected payments	35	(78)	71	-145%	n/m

Gross losses incurred	145	118	143	23%	-17%
Reinsurance	1	—	—	n/m	n/m

Losses and loss adjustment expenses(2)	$146	$118	$143	24%	-17%

(1)—Loss and LAE with respect to Zohar II exposure reflect the expected loss and LAE payments net of expected recoveries on such payments.

(2)—As a result of consolidation of VIEs, these amounts include the elimination of loss and LAE of $29 million, $3 million and $20 million for 2016, 2015 and 2014, respectively.

n/m—Percent change not meaningful

For 2016, losses and LAE primarily related to increases in expected payments on insured first and second-lien RMBS transactions and decreases in projected collections from excess spread within insured second-lien RMBS securitizations, partially offset by decreases in expected payments related to CDOs.

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

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and reserves as of December 31, 2016 and 2015.

	December 31,	December 31,	Percent
In millions	2016	2015	Change
Assets:
Insurance loss recoverable	$330	$573	-42%	(1)
Reinsurance recoverable on paid and unpaid losses(2)	5	5	— %
Liabilities:
Gross loss and LAE reserves(3)	503	550	-9%
Expected recoveries on unpaid losses	(59)	(79)	-25%

Loss and LAE reserves	$444	$471	-6%

(1)—The decrease was primarily due to a decrease in expected future recoveries on CDOs as a result of the consolidation and elimination of a VIE and a decrease in projected collections of excess spread within insured second-lien RMBS.

(2)—Reported within “Other assets” on our consolidated balance sheets.

(3)—Gross loss and LAE reserves with respect to Zohar II exposure reflect the expected loss and LAE payments net of expected recoveries on such reserves.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Included in MBIA Corp.’s loss and LAE reserves are estimated future claims payments for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and for insured obligations where a payment default has not yet occurred. The following table includes LAE reserves, but excludes par outstanding, as of December 31, 2016 and 2015 for one and two issues, respectively, that had no expected future claim payments or par outstanding, but for which MBIA Corp. was obligated to pay LAE incurred in prior periods. As of December 31, 2016 and 2015, loss and LAE reserves comprised the following:

	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
$ in millions	2016	2015	2016	2015	2016	2015
Gross of reinsurance:
Issues with defaults	113	105	$366	$336	$3,228	$3,925
Issues without defaults	4	6	78	135	838	1,019

Total gross of reinsurance	117	111	$444	$471	$4,066	$4,944

(1)—An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the years ended December 31, 2016, 2015 and 2014 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Gross expenses	$45	$51	$58	-12%	-12%

Amortization of deferred acquisition costs	$56	$78	$78	-28%	—%
Operating	44	50	56	-12%	-11%

Total insurance operating expenses	$100	$128	$134	-22%	-4%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for 2016 compared with 2015 primarily due to decreases in premium taxes and assessments, compensation expense and building related expense. Gross expenses decreased for 2015 compared with 2014 primarily due to decreases in compensation expense, legal and consulting fees. Operating expenses decreased for 2016 compared with 2015 and 2014 due to decreases in gross expenses.

The decrease in the amortization of deferred acquisition costs for 2016 compared with 2015 was due to higher refunding activity in 2015. We did not defer a material amount of policy acquisition costs during 2016, 2015 or 2014. Policy acquisition costs in these periods were primarily related to commissions and premium taxes on installment policies written in prior periods.

INSURED PORTFOLIO EXPOSURE The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of December 31, 2016 and 2015, 25% and 22%, respectively, of our international and structured finance insured portfolio, was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

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

European Sovereign Debt Exposure

Outside the U.S., financial guarantee insurance has been used on structured finance securities and by issuers of sovereign-related and sub-sovereign bonds, utilities and providers of public purpose projects, among others. MBIA does not insure any direct European sovereign debt. However, we do insure both structured finance and public finance obligations in select international markets. MBIA’s indirect European sovereign insured debt exposure totaled $5.2 billion as of December 31, 2016 and included obligations of sovereign-related and sub-sovereign issuers, such as regions, departments, and sovereign-owned and private entities that are supported by a sovereign state, region or department. Sovereign-related includes Private Finance Initiative transactions that involve private entities that receive contractual payments for providing services to public sector entities. Of the $5.2 billion of insured gross par outstanding, $432 million and $185 million were related to Spain and Ireland, respectively. The remaining $4.6 billion was related to the U.K. We do not insure any sovereign or sub-sovereign debt from Greece. Effective January 10, 2017, MBIA UK was sold with the related sovereign debt exposure. The Company has an immaterial amount of European sovereign debt holdings.

Residential Mortgage Exposure

MBIA Corp. insures mortgage-backed securities (“MBS”) backed by residential mortgage loans, including second-lien RMBS transactions (revolving home equity lines of credit (“HELOC”) loans and closed-end second (“CES”) mortgages). MBIA Corp. also insures MBS backed by first-lien alternative A-paper (“Alt-A”) and subprime mortgage loans directly through RMBS securitizations. There was considerable stress and deterioration in the mortgage market since 2008 reflected by heightened delinquencies and losses, particularly related to mortgage loans originated during 2005, 2006 and 2007.

The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of December 31, 2016 and 2015. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of
	December 31,	December 31,	Percent
Collateral Type	2016	2015	Change
HELOC Second-lien	$1,368	$1,861	-26%
CES Second-lien	1,373	1,768	-22%
Alt-A First-lien(1)	1,318	1,578	-16%
Subprime First-lien	606	724	-16%
Prime First-lien	56	99	-43%

Total	$4,721	$6,030	-22%

(1)—Includes international exposure of $349 million and $449 million as of December 31, 2016 and 2015, respectively.

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

As of December 31, 2016 and 2015, MBIA Corp.’s CDO portfolio represented 8% and 14%, respectively, of its total insured gross par outstanding. In addition to the below table, MBIA Corp. insures approximately $345 million in commercial real estate (“CRE”) loan pools, comprising both European and domestic assets. The distribution of our insured CDO and related instruments portfolio by collateral type is presented in the following table:

In millions	Gross Par Outstanding as of
	December 31,		December 31,	Percent
Collateral Type	2016		2015	Change
Multi-sector CDOs	$401	(1)	$688	-42%
Investment grade corporate CDOs	—		1,200	-100%
High yield corporate CDOs	1,635		2,420	-32%
Structured CMBS pools	188		1,002	-81%
CRE CDOs	326		698	-53%

Total	$2,550		$6,008	-58%

(1)—Excludes $44 million of gross par outstanding where MBIA’s insured exposure has been fully offset by way of loss remediation transactions.

U.S. Public Finance and International and Structured Finance Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. Currently, we do not intend to use reinsurance on new policies to decrease our insured exposure. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements for a further discussion about our reinsurance agreements.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the results and assets under management of our advisory services segment for the year ended December 31, 2014. These results include revenues and expenses from transactions with the Company’s insurance, corporate, and conduit segments.

Year Ended
December 31,
In millions	2014
Fees	$34
Net gains (losses) on financial instruments at fair value and foreign exchange	(3)
Revenues of consolidated VIEs	(8)

Total revenues	23
Operating expenses	48

Income (loss) before income taxes	(25)
Provision (benefit) for income taxes	(6)

Net income (loss)	$(19)

Ending assets under management:
Third-party	$11,251
Insurance	5,930
Corporate and conduit	4,159

Total ending assets under management	$21,340

Conduit

In 2014, the Company’s conduit segment was operated through Meridian and administered through MBIA Asset Finance, LLC. Assets held by Meridian were funded by MTNs. In the second quarter of 2014, we retired the remaining $129 million of outstanding MTNs issued by Meridian and dissolved the conduit segment. Certain of MBIA’s consolidated subsidiaries had received fees for services provided to Meridian. The following table presents the results of our conduit segment for the year ended December 31, 2014. These results include revenues and expenses from transactions with the Company’s other segments.

Year Ended
December 31,
In millions	2014
Revenues of consolidated VIEs:
Net investment income	$(1)
Net gains (losses) on extinguishment of debt	4

Total revenues	3

Expenses of consolidated VIEs:
Operating	9

Income (loss) before income taxes	(6)
Provision (benefit) for income taxes	—

Net income (loss)	$(6)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the years ended December 31, 2016, 2015 and 2014 are presented in the following table:

	Years Ended December 31,
In millions	2016	2015	2014
Income (loss) before income taxes	$(339)	$289	$641
Provision (benefit) for income taxes	$(1)	$109	$72
Effective tax rate	0.3%	37.7%	11.2%
Income taxes paid	$5	$9	$17

For 2016, our effective tax rate applied to our loss before income taxes was lower than the U.S. statutory tax rate of 35% primarily due to the provision for deferred taxes on the basis differences of our foreign subsidiary, MBIA UK, which resulted from the change in assertion of MBIA UK paying future dividends over time to calculating deferred taxes on the basis of the sale of MBIA UK and a valuation allowance against certain foreign tax credits.

For 2015, our effective tax rate applied to our income before income taxes was higher than the U.S. statutory rate of 35% primarily due to nondeductible equity-based compensation expense.

For 2014, our effective tax rate applied to our income before income taxes was lower than the U.S. statutory rate of 35% primarily due to a decrease in our valuation allowance against our deferred tax asset from asset sales of previously impaired assets and a decrease in our reserve for uncertain tax positions.

The Company is a party to the Tax Sharing Agreement which has been in effect since January 1, 1987 and subsequently amended and restated effective September 8, 2011.

Refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including any valuation allowance against the Company’s deferred tax assets and its accounting for tax uncertainties.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, and surplus notes issued by MBIA Corp. Total capital resources were $4.7 billion and $5.2 billion as of December 31, 2016 and 2015, respectively. MBIA Inc. uses its capital resources to support the business activities of its subsidiaries. As of December 31, 2016, MBIA Inc.’s investments in subsidiaries totaled $3.7 billion.

In addition, MBIA Inc. also supports the MTN and investment agreement obligations issued by the Company. We seek to maintain sufficient liquidity and capital resources to meet the Company’s general corporate needs and debt service. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient cash to satisfy its debt obligations and its general corporate needs over time from distributions from its operating subsidiaries; however, there can be no assurance that MBIA Inc. will have sufficient cash in the event of unanticipated payments. In addition, the Company may also consider raising third-party capital. For further information, refer to “Strategic Plan Related and Other Risk Factors” in Part I, Item 1A of this Form 10-K and “Liquidity—MBIA Inc. Liquidity” section for additional information about MBIA Inc.’s liquidity.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

Equity securities

The Company and its subsidiaries’ share repurchases that were authorized under share repurchase programs, for the years ended December 31, 2016, 2015 and 2014 are presented in the following table:

	Years ended December 31,
In millions except per share amounts	2016	2015	2014
Number of shares repurchased	16.6	39.9	3.3
Average price paid per share	$6.37	$7.60	$10.45
Remaining authorization as of December 31	$88	$94	$188

During 2016, we exhausted the capacity remaining under the October 28, 2015 repurchase program of $94 million by repurchasing 14.9 million common shares of MBIA Inc. at an average share price of $6.30.

On February 23, 2016, the Company’s Board of Directors authorized the repurchase by the Company and its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization. During 2016, we repurchased 1.7 million common shares of MBIA Inc. at an average share price of $7.02 under this new share repurchase authorization.

Debt securities

During 2016, we repurchased $6 million par value outstanding of GFL MTNs issued by our corporate segment at a weighted average cost of approximately 97% of par value.

Insurance Statutory Capital

National and MBIA Insurance Corporation are incorporated and licensed in, and are subject to primary insurance regulation and supervision by the State of New York. MBIA UK is authorized by the Prudential Regulation Authority (“PRA”) and regulated by the Financial Conduct Authority (“FCA”) and the PRA in the U.K. MBIA Mexico is regulated by the Comisión Nacional de Seguros y Fianzas in Mexico. National and MBIA Insurance Corporation each are required to file detailed annual financial statements, as well as interim financial statements, with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and the National Association of Insurance Commissioners’ statements of U.S. STAT and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct. MBIA UK is required to file quarterly and annual regulatory returns with the PRA and the FCA.

National

Capital and Surplus

National reported total statutory capital of $3.5 billion as of December 31, 2016, compared with $3.4 billion as of December 31, 2015. As of December 31, 2016, statutory capital comprised $2.7 billion of policyholders’ surplus and $745 million of contingency reserves. National had statutory net income of $192 million for the year ended December 31, 2016. As of December 31, 2016, National’s unassigned surplus was $2.1 billion.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Refer to the following “MBIA Corp.—Capital and Surplus” section for additional information about contingency reserves under New York Insurance Law (“NYIL”).

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

National had positive earned surplus as of December 31, 2016, which provides National with dividend capacity. During 2016, National declared and paid a dividend of $118 million to its ultimate parent, MBIA Inc. For the foreseeable future, we expect the as-of-right declared and paid dividend amounts from National to be limited to prior year net investment income and similar in amount to the 2016 dividend payment.

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

National’s CPR and components thereto, as of December 31, 2016 and 2015 are presented in the following table:

	As of December 31,	As of December 31,
In millions	2016	2015
Policyholders’ surplus	$2,731	$2,478
Contingency reserves	745	910

Statutory capital	3,476	3,388
Unearned premium reserve	786	1,042
Present value of installment premiums (1)	187	197

Premium resources (2)	973	1,239
Net loss and LAE reserves (1)	(98)	(30)
Salvage reserves	256	102

Gross loss and LAE reserves	158	72

Total claims-paying resources	$4,607	$4,699

(1)—Calculated	using a discount rate of 3.18% and 3.04% as of December 31, 2016 and 2015, respectively.
(2)—Includes	financial guarantee and insured credit derivative related premiums.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation reported total statutory capital of $492 million as of December 31, 2016 compared with $885 million as of December 31, 2015. As of December 31, 2016, statutory capital comprised $238 million of policyholders’ surplus and $254 million of contingency reserves. As of December 31, 2015, statutory capital comprised $609 million of policyholders’ surplus and $276 million of contingency reserves. For the year ended December 31, 2016, MBIA Insurance Corporation had a statutory net loss of $323 million. Included in the net loss for 2016 was a loss of $114 million to adjust the carrying value of MBIA UK to its estimated fair value less costs to sell. In addition, MBIA Insurance Corporation’s policyholders’ surplus was negatively impacted as of December 31, 2016 and 2015 by $112 million and $75 million, respectively, as it was not permitted to treat the portion of its investment in subsidiaries in excess of 60% of net admitted assets less the par value of common and preferred stock and liabilities as an admitted asset, as required under NYIL. MBIA Insurance Corporation’s policyholders’ surplus as of December 31, 2016 and 2015 included negative unassigned surplus of $1.8 billion and $1.4 billion, respectively. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred and the percentage of its assets invested in subsidiaries continues to increase.

The $112 million reduction to policyholders’ surplus as of December 31, 2016 will be reversed in the first quarter of 2017 to reflect the sale of MBIA UK. In addition, in the first quarter of 2017, MBIA Insurance Corporation will release contingency reserves of approximately $20 million related to the maturity of the Zohar II Notes, as well as, record a gain of $18 million related to the appreciation to the par value of the Zohar II Notes received as consideration. Therefore, in the first quarter of 2017, MBIA Insurance Corporation’s policyholders’ surplus will increase approximately $150 million as a result of these transactions.

As of December 31, 2016, MBIA Insurance Corporation recognized estimated recoveries of $404 million, net of reinsurance on a statutory basis related to put-backs of ineligible mortgage loans in its insured transactions and $395 million related to excess spread recoveries on RMBS, net of reinsurance. These excess spread recoveries represented 80% of MBIA Insurance Corporation’s statutory capital as of December 31, 2016. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.

Under NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Reductions in the contingency reserve may be recognized based on excessive reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As a result of regulatory approved reductions, MBIA Insurance Corporation’s contingency reserves of $254 million as of December 31, 2016 represented reserves on 33 of the 278 outstanding credits insured by MBIA Insurance Corporation.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of December 31, 2016, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of December 31, 2016 and 2015, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If new overages occur with respect to its single risk limits, MBIA Insurance Corporation will report them to the NYSDFS. If MBIA Insurance Corporation is not in compliance with its aggregate risk and its single risk limits, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excessive contingency reserves in previous periods, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS. Due to its significant negative earned surplus, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009. Based on estimated future income, MBIA Insurance Corporation is not expected to have any statutory capacity to pay any dividends.

As of December 31, 2016, the par amount outstanding of MBIA Insurance Corporation’s 14% Fixed-to-Floating Rate Surplus Notes due January 15, 2033 (the “Surplus Notes”) was $953 million. Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes (the “Fiscal Agency Agreement”), which was approved as it relates to Section 1307 by the NYSDFS in connection with the issuance of the Surplus Notes, each impose restrictions on the payments of principal and interest (or the redemption price or any make-whole premium) on the Surplus Notes (“Surplus Note Payments”). Section 1307 of the NYIL provides that any payments on surplus notes issued by an insurer “shall be repaid only out of free and divisible surplus of such insurer with the approval of the Superintendent whenever, in his/her judgment, the financial condition of such insurer warrants.” The Superintendent of Financial Services (the “Superintendent”) has broad discretion in determining whether to allow us to make Surplus Note Payments. We are not aware of any guidelines or interpretations that govern the exercise of the Superintendent’s discretion under Section 1307 in determining whether the financial condition of an insurer warrants the making of such payments. The Fiscal Agency Agreement provides that (a) Surplus Note Payments may be made only with the prior approval of the Superintendent, whenever, in his/her judgment, the financial condition of MBIA Insurance Corporation warrants, and (b) any such Surplus Note Payments may only be made to the extent MBIA Insurance Corporation has sufficient “Eligible Surplus” to make such payments. The Fiscal Agency Agreement defines “Eligible Surplus” as MBIA Insurance Corporation “surplus as regards policyholders,” less the sum of its “common capital stock” and “preferred capital stock”, as shown on its annual and quarterly statements filed with state insurance regulatory authorities. While the NYIL does not explicitly set forth the calculation of “free and divisible surplus”, MBIA believes that the calculation of Eligible Surplus, as set forth in the Fiscal Agency Agreement and as accepted by the NYSDFS, is the appropriate calculation of “free and divisible surplus.” MBIA Insurance Corporation had negative “free and divisible surplus,” determined as set forth above, of $53 million as of December 31, 2016 representing a decrease of $371 million from December 31, 2015. The decrease in MBIA Insurance Corporation’s “free and divisible surplus” during 2016 primarily resulted from a statutory net loss of $323 million during 2016. MBIA Insurance Corporation is required to seek the Superintendent’s approval to make payments of interest and principal when scheduled on the Surplus Notes. There is no assurance the Superintendent will approve Surplus Note Payments. Notwithstanding the sufficiency of MBIA Insurance Corporation’s Eligible Surplus available for the payment of Surplus Note Payments, the NYSDFS may deny approval of any Surplus Note Payments if the Superintendent concludes that MBIA Insurance Corporation’s financial condition does not warrant such approval.

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on the Surplus Notes since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of January 15, 2017, the most recent scheduled interest payment date, there was $510 million of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

MBIA Corp.’s CPR and components thereto, as of December 31, 2016 and 2015 are presented in the following table:

	As of December 31,	As of December 31,
In millions	2016	2015
Policyholders’ surplus	$238	$609
Contingency reserves	254	276

Statutory capital	492	885
Unearned premium reserve	319	356
Present value of installment premiums(1) (4)	424	520

Premium resources(2)	743	876
Net loss and LAE reserves(1)	(207)	(332)
Salvage reserves(3)	917	994

Gross loss and LAE reserves	710	662

Total claims-paying resources	$1,945	$2,423

(1)—Calculated using a discount rate of 5.15% and 5.18% as of December 31, 2016 and 2015, respectively.

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

As of December 31, 2016 and 2015, National held cash and investments of $4.2 billion and $4.5 billion, respectively, of which $366 million and $336 million, respectively, were highly liquid and comprised highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.

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

National maintains a simultaneous repurchase and reverse repurchase facility (“Asset Swap”) with MBIA Inc. which provides MBIA Inc. with eligible assets to pledge under investment agreements and derivative contracts. As of December 31, 2016, the notional amount used under each of these agreements was $129 million and the fair value of collateral pledged by National and MBIA Inc. under these agreements was $131 million and $137 million, respectively. The net average interest rate on these transactions was 0.41%, 0.26% and 0.23% for the years ended December 31, 2016, 2015 and 2014 respectively.

Corporate Liquidity

The primary sources of cash available to MBIA Inc. to meet its liquidity needs are:

•	dividends from subsidiaries;

•	releases from the tax sharing agreement, which are primarily funded by subsidiaries;

•	available cash and liquid assets not subject to collateral posting requirements;

•	principal and interest receipts on assets held in its investment portfolio; and

•	access to capital markets.

The primary uses of cash by MBIA Inc. are:

•	servicing outstanding corporate debt obligations and MTNs;

•	collateral requirements under investment agreements, the Asset Swap and derivative arrangements;

•	payments related to interest rate swaps;

•	payments of operating expenses; and

•	debt buybacks and share repurchases.

As of December 31, 2016 and 2015, the liquidity positions of MBIA Inc. comprising cash and liquid assets for general corporate purposes, excluding the amounts held in escrow under its tax sharing agreement, were $403 million and $416 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Based on our projections of National’s and MBIA Corp.’s future earnings and losses, we expect that for the foreseeable future National will be the primary source of dividends and tax sharing agreement payments to MBIA Inc. During 2016, National declared and paid a dividend of $118 million to its ultimate parent, MBIA Inc. There can be no assurance as to the amount and timing of any such future dividends. Also, for the foreseeable future, absent a special dividend subject to the approval of the NYSDFS, we expect the declared and paid dividend amounts from National to be limited to prior year net investment income and similar in amount to the 2016 dividend payment. Refer to the “Capital Resources – Insurance Statutory Capital” section for additional information on payments of dividends. We do not expect MBIA Inc. to receive distributions from MBIA Corp. During the year ended December 31, 2016, $105 million was released to MBIA Inc. under the MBIA group tax sharing agreement and related escrow agreement. This amount represented National’s liability under the tax sharing agreement for the 2013 tax year, which was released from escrow pursuant to the terms under the tax sharing agreement following the expiration of National’s two-year net operating loss carry-back period under U.S. tax rules. During 2016, National paid to the Tax Escrow Account estimated 2016 taxes of $103 million. As of December 31, 2016, $329 million was held in escrow for the 2014 through 2016 tax years. In the first quarter of 2017, $94 million was released to MBIA Inc. from the Tax Escrow Account related to the 2014 year. We expect to release up to $130 million from the Tax Escrow Account related to the 2015 tax year in January of 2018, subject to the terms and provisions of the Company’s tax sharing agreement. There can be no assurance that payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc. due to deductible or creditable tax attributes of National and/or the market value performance of the assets supporting the Tax Escrow Account.

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

MBIA Corp. Liquidity

The primary sources of cash within MBIA Corp. are:

•	installment premiums;

•	recoveries associated with loss payments; and

•	principal and interest receipts on assets held in its investment portfolio.

The primary uses of cash by MBIA Corp. are:

•	loss or commutation payments on insured transactions;

•	repayment of the MZ Funding Loan;

•	payments of operating expenses; and

•	payment of principal and interest related to its surplus notes, if and to the extent approved by the NYSDFS. Refer to “Capital Resources—Insurance Statutory Capital” for a discussion on the non-approval of requests to the NYSDFS to pay interest on its surplus notes.

As of December 31, 2016 and 2015, MBIA Corp. held cash and investments of $328 million and $997 million, respectively, of which $201 million and $264 million, respectively, comprised cash and highly liquid assets that were immediately available to MBIA Insurance Corporation. As of December 31, 2016, $539 million of cash and investments was excluded in the balance for MBIA Corp. due to the sale of MBIA UK in January of 2017.

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

MBIA Corp. has recorded expected excess spread recoveries of $439 million as of December 31, 2016 associated with insured RMBS issues, including recoveries related to consolidated VIEs. MBIA Corp. has also recorded expected recoveries related to its claims against Credit Suisse for ineligible mortgage loans included in an MBIA Corp. insured RMBS transaction. There can be no assurance that it will be successful or not be delayed in realizing these recoveries. During the year ended December 31, 2016, MBIA Corp. collected $92 million of excess spread recoveries related to insured RMBS issues.

The liquidity position of MBIA Corp. has been stressed by payments related to: RMBS exposures, both first and second-lien; CMBS exposures; commutations of insured transactions that reduced both exposure and potential loss volatility; and the Zohar I and Zohar II Claim payments. Refer to “Executive Overview” for a further discussion on the payment of the Zohar I and Zohar II Claims.

MBIA Corp. Financing Facility

In January of 2017, MBIA Corp. entered into a Facility, with the Senior Lenders, and with MBIA Inc., pursuant to which the Senior Lenders provided $325 million of senior financing and MBIA Inc. provided $38 million of subordinated financing to MZ Funding, which in turn lent the proceeds of such financing to MBIA Corp. MBIA Inc. also committed to provide an additional $50 million subordinated financing to MZ Funding, which MZ Funding would then lend to MBIA Corp. if needed by MBIA Insurance Corporation for liquidity purposes.

In connection with the Facility, MZ Funding was organized as a wholly-owned subsidiary of the Company to act as the direct borrower from the Senior Lenders and from the Company. Pursuant to the Senior Note Indenture, dated as of January 10, 2017 (the “Senior Note Indenture”), MZ Funding issued its 14% Insured Senior Notes due January 20, 2020, having an initial aggregate principal amount of $325 million (the “Insured Senior Notes”). Pursuant to the Subordinated Note Indenture, dated as of January 10, 2017 (the “Subordinated Note Indenture”), MZ Funding (i) issued its 14% Insured Subordinated Notes due January 20, 2020, having an initial aggregate principal amount of $38 million (the “Initial Insured Subordinated Notes”) and (ii) may from time to time on or after the closing date on January 10, 2017 issue additional 14% Insured Subordinated Notes due January 20, 2020, with an aggregate principal amount of up to $50 million (the “Additional Insured Subordinated Notes” and, together with the Initial Insured Subordinated Notes, the “Insured Subordinated Notes” and, together with the Insured Senior Notes, the “Notes”). The interest on the Notes is payable quarterly in arrears and payable in cash, but may be payable in kind at the option of MBIA Corp. to the extent that recoveries on the Collateral and the Cash Sweep (referred to below) is less than the accrued but unpaid interest on the Notes. The Insured Senior Notes and Insured Subordinated Notes are guaranteed pursuant to financial guarantee insurance policies issued by MBIA Corp.

As component parts of the Facility, MZ Funding entered into a Credit Agreement with MBIA Corp. (the “Credit Agreement”; and the loans thereunder, the “MBIA Loans”) pursuant to which it immediately lent the proceeds of the Notes to MBIA Corp.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

MBIA Corp. is required to promptly submit a written request to MZ Funding to make an additional loan (“Additional Loans”), and MZ Funding is required to issue to the Company (and the Company is obligated to purchase) Additional Insured Subordinated Notes, in the aggregate amount of up to $50 million minus the outstanding principal amount of any outstanding Additional Loans (the “Undrawn Amount”) (i) immediately upon the earlier of: (x) such time as MBIA Corp. consents to the filing of a petition for an Insolvency Proceeding, or (y) such time as the NYSDFS informs MBIA Corp. that a filing of a petition for an Insolvency Proceeding in respect of MBIA Corp. is imminent, (ii) if the Senior Insured Notes have not been paid in full as of July 10, 2019, (iii) if as of the last day of any fiscal quarter of MBIA Corp. the Statutory Surplus of MBIA Corp. is less than $65 million(iv) the Available Liquidity less the Undrawn Delayed Draw Amount of MBIA Corp. is less than $20 million or (v) MBIA Corp. determines that it requires the Undrawn Amount for liquidity purposes; provided, however, in the event MBIA Corp. submits a request for a Delayed Draw Loan on account of subsection (iv) above, MBIA Corp. shall only be required to draw Delayed Draw Loans in increments of $12.5 million until such time that subsection (iv) above is no longer applicable.

If at the end of any fiscal quarter, MBIA’s “Available Liquidity” (as defined in the Credit Agreement) exceeds $150 million and MBIA Corp.’s “Statutory Surplus” (as defined in the Credit Agreement) exceeds $250 million, MBIA Corp. will make a payment on the MBIA Loans in the amount by which the Available Liquidity exceeds $150 million, except that during the first 18 months after the closing of MBIA Loans, the payment may be limited to the amount of the accrued but unpaid interest with the amount of any recovery in excess of accrued interest placed in an interest bearing account subject to the liens in favor of the Senior Lenders in lieu of the payment of principal on the MBIA Loans. This payment, which is referred to as the “Cash Sweep,” will be subject to approval, or non-disapproval, of the NYSDFS. In the event the NYSDFS objects to or otherwise prevents any portion of the payments described above, MBIA Corp. shall, subject to NYSDFS approval to make such payment, pay all approved portions of the Cash Sweep Amount, as provided for herein, and, if such deposit is approved by the NYSDFS, deposit any unapproved portion of the Cash Sweep Amount into the Mandatory Prepayment Account (as defined in the Credit Agreement).

Also, MBIA Corp. will be required to apply any recoveries in respect of the Collateral to the repayment of the MBIA Loans, except that during the first 18 months after closing of the MBIA Loans, MBIA Corp. may elect to place the amount of any recovery in excess of accrued interest in an interest bearing account subject to the liens in favor of the Senior Lenders in lieu of the payment of principal on the MBIA Loans. Any repayment of principal on the MBIA Loans during the first 18 months will be subject to a declining make-whole payment as set forth in the Credit Agreement, calculated as a percentage of the principal amount being repaid.

The Facility is secured by a first priority security interest in all of MBIA Corp.’s right, title and interest in the Zohar I Collateral and the Zohar II Collateral, as such terms are defined in the Security Agreement (collectively, including any proceeds thereof, the “Collateral”). In addition, the Insured Senior Notes are secured by a pledge of the Company’s interest in MZ Funding pursuant to the Pledge Agreement. Any payments or recoveries made on the Zohar II Collateral will be allocated on a pro-rata basis to repayment of the Insured Senior Notes and the MBIA Corp. Payment.

The Insured Senior Notes are secured by a first lien on the Collateral, and the Insured Subordinated Notes are secured by a second lien on the Collateral. The Company, MZ Funding and the trustees under the Senior Note Indenture and the Subordinated Note Indenture have entered into an Intercreditor Agreement (the “Intercreditor Agreement”), pursuant to which any amounts due the Company in respect of the Insured Subordinated Notes or from the MBIA Corp. policies insuring the Insured Subordinated Notes are subordinated to payment in full of the Insured Senior Notes until the amounts owed to the Senior Lenders in respect of the Insured Senior Notes have been paid in full. Therefore, at any time that the MBIA Loans are repaid, MZ Funding is required to apply the repayment first to the payment of interest and principal on the Insured Senior Notes and, after the Insured Senior Notes are paid in full, to the payment of the Insured Subordinated Notes, subject to certain reimbursements payable to MBIA Corp. The Company’s ability to collect the principal and interest on the Insured Subordinated Notes will be based primarily on the amount recovered by MBIA Corp. with respect to the Collateral, after payment in full of the Insured Senior Notes and other related payment obligations that are senior to the Insured Subordinated Notes pursuant to the Intercreditor Agreement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Based on the estimated value of the Collateral in relation to the amount of the Senior Insured Notes and the Subordinated Insured Notes, the Company expects that the recoveries from the Collateral will be sufficient to enable the payment in full of the Senior Insured Notes and the Subordinated Insured Notes. There is uncertainty, however, with respect to the realizable value of the Collateral and there can be no assurance that recoveries on the Collateral will be sufficient to pay the Senior Insured Notes and the Subordinated Insured Notes in full or that, in the event that recoveries on the Collateral are not sufficient to pay the Senior Insured Notes and the Subordinated Insured Notes in full, that MBIA Corp. will be able to pay any shortfall necessary to pay the Senior Insured Notes and the Subordinated Insured Notes in full under the policy insuring the Subordinated Insured Notes.

Advances Agreement

MBIA Inc., National, MBIA Insurance Corporation and certain other affiliates are party to an intercompany advances agreement (the “MBIA Advances Agreement”). The MBIA Advances Agreement permits National to make advances to MBIA Inc. and other MBIA group companies that are party to the agreement at a rate per annum equal to LIBOR plus 0.25%. The agreement also permits other affiliates to make advances to National or MBIA Insurance Corporation at a rate per annum equal to LIBOR minus 0.10%. Advances by National cannot exceed 3% of its admitted assets as of the last quarter end. As of December 31, 2016 and 2015, there were no amounts drawn under the agreement.

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,			Percent Change
In millions	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(142)	$(55)	$(333)	n/m	-83%
Investing activities	2,424	817	812	n/m	1%
Financing activities	(2,542)	(1,014)	(892)	n/m	14%
Effect of exchange rate changes on cash and cash equivalents	(2)	(8)	(8)	-75%	—%
Cash and cash equivalents—beginning of year	522	782	1,258	-33%	-38%
Reclassification to assets held for sale	(73)	—	(55)	n/m	-100%

Cash and cash equivalents—end of year	$187	$522	$782	-64%	-33%

n/m—Percent	change not meaningful.

Operating activities

Net cash used by operating activities increased for the year ended December 31, 2016 compared with 2015 primarily due to an increase in losses and LAE paid of $113 million and a decrease in investment income received of $35 million, partially offset by a decrease in interest paid of $30 million and an increase in premiums, fees and reimbursements received of $20 million. Net cash used by operating activities decreased for the year ended December 31, 2015 compared with 2014 primarily due to decreases in insured derivative commutations and loss payments of $390 million and operating and employee related expenses of $108 million, partially offset by decreases in premiums, fees and reimbursements and investment income received of $164 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Investing activities

Net cash provided by investing activities increased for the year ended December 31, 2016 compared with 2015 primarily due to an increase in net proceeds from sales, paydowns and maturities of held-to-maturity investments of consolidated VIEs of $1.7 billion related to the deconsolidation of VIEs in 2016. Net cash provided by investing activities increased slightly for the year ended December 31, 2015 compared with 2014 primarily due to increases in net proceeds from purchases, sales, paydowns and maturities of investments and loans of $316 million and increases in the proceeds from derivative settlements, the sale of Cutwater and the sale of our Armonk, New York facility of $86 million. These increases were partially offset by a decrease in cash acquired from consolidated VIEs of $214 million and an increase in collateral posting of $175 million.

Financing activities

Net cash used by financing activities increased for the year ended December 31, 2016 compared with 2015 primarily due to an increase in the principal paydowns of consolidated VIE notes of $1.7 billion related to the deconsolidation of VIEs in 2016, partially offset by a decrease in the purchases of treasury stock of $195 million. Net cash used by financing activities increased for the year ended December 31, 2015 compared with 2014 primarily due to an increase in the purchases of treasury stock of $271 million, partially offset by decreases in the principal paydowns of VIE notes and investment agreements of $195 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Investments

The following discussion of investments, including references to consolidated investments, excludes investments reported under “Assets of consolidated variable interest entities” on our consolidated balance sheets. Investments of VIEs support the repayment of VIE obligations and are not available to settle obligations of MBIA. Our available-for-sale (“AFS”) investments comprise high-quality fixed-income securities and short-term investments. The following table presents our investment portfolio as of December 31, 2016 and 2015. As of December 31, 2016, AFS with a fair value of $466 million reported under “Assets held for sale” within our international and structured finance segment are excluded due to the sale of MBIA UK in January of 2017.

	As of December 31,
In millions	2016	2015	Percent Change
Available-for-sale investments:
U.S. public finance insurance
Amortized cost	$3,975	$4,227	-6%
Unrealized net gain (loss)	(63)	(70)	-10%

Fair value	3,912	4,157	-6%

International and structured finance insurance
Amortized cost	257	627	-59%
Unrealized net gain (loss)	5	7	-29%

Fair value	262	634	-59%

Corporate
Amortized cost	1,218	1,306	-7%
Unrealized net gain (loss)	39	23	70%

Fair value	1,257	1,329	-5%

Total available-for-sale investments:
Amortized cost	5,450	6,160	-12%
Unrealized net gain (loss)	(19)	(40)	-53%

Total available-for-sale investments at fair value	5,431	6,120	-11%

Investments carried at fair value:
U.S. public finance insurance
Amortized cost	120	112	7%
Unrealized net gain (loss)	—	21	-100%

Fair value	120	133	-10%

International and structured finance insurance
Amortized cost	—	1	-100%
Unrealized net gain (loss)	—	—	—%

Fair value	—	1	-100%

Corporate
Amortized cost	75	95	-21%
Unrealized net gain (loss)	4	(2)	n/m

Fair value	79	93	-15%

Total investments carried at fair value:
Amortized cost	195	208	-6%
Unrealized net gain (loss)	4	19	-79%

Total investments carried at fair value	199	227	-12%

Other investments at amortized cost:
U.S. public finance insurance	3	3	—%

Consolidated investments at carrying value	$5,633	$6,350	-11%

n/m—Percent	change not meaningful.

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

Credit Quality

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, based on ratings from Moody’s as of December 31, 2016 is presented in the following table. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s.

	U.S. Public Finance Insurance		Corporate		International and Structured Finance Insurance		Total
In millions	Fair Value	% of Fixed-Income Investments	Fair Value	% of Fixed-Income Investments	Fair Value	% of Fixed-Income Investments	Fair Value	% of Fixed-Income Investments
Available-for-sale:
Aaa	$1,706	45%	$559	61%	$19	19%	$2,284	47%
Aa	934	25%	46	5%	55	54%	1,035	21%
A	845	22%	184	20%	15	15%	1,044	22%
Baa	136	4%	56	6%	—	0%	192	4%
Below investment grade	9	0%	47	5%	12	12%	68	2%
Not rated	175	4%	21	3%	—	—%	196	4%

Total	$3,805	100%	$913	100%	$101	100%	$4,819	100%
Short-term investments	104		342		161		607
Investments carried at fair value	120		79		—		199
Other investments	6		2		—		8

Consolidated investments at carrying value	$4,035		$1,336		$262		$5,633

As of December 31, 2016, the weighted average credit quality of the Company’s AFS investment portfolios, excluding short-term and other investments, as presented in the preceding table are as follows:

	U.S. Public Finance Insurance	International and Structured Finance Insurance	Corporate
Weighted average credit quality ratings	Aa	Aa	Aa

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by National and MBIA Corp. (“Company-Insured Investments”). As of December 31, 2016, Insured Investments at fair value represented $489 million or 9% of consolidated investments, of which $334 million or 6% of consolidated investments were Company-Insured Investments. As of December 31, 2016, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range.

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

The underlying ratings of the Company-Insured Investments as of December 31, 2016 are reflected in the following table. Amounts represent the fair value of such investments including the benefit of the MBIA guarantee. The ratings in the following table are based on ratings from Moody’s. Alternate ratings sources, such as S&P, have been used for a small percentage of securities that are not rated by Moody’s.

In millions Underlying Ratings Scale	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Total
National:
Aa	$—	$26	$—	$26
A	164	68	—	232

Total National	$164	$94	$—	$258

MBIA Corp.:
Aa	$—	$14	$—	$14
Baa	—	5	—	5
Below investment grade	—	46	11	57

Total MBIA Corp.	$—	$65	$11	$76

Total Company-Insured Investments	$164	$159	$11	$334

Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of December 31, 2016, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the Below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 4% of the total consolidated investment portfolio.

Impaired Investments

As of December 31, 2016 and 2015, we held impaired AFS investments (investments for which fair value was less than amortized cost) with a fair value of $2.2 billion and $2.8 billion, respectively.

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

Contractual Obligations

The following table summarizes the Company’s future estimated cash payments relating to contractual obligations as of December 31, 2016. Estimating these payments requires management to make estimates and assumptions regarding these obligations. The estimates and assumptions used by management are described below. Since these estimates and assumptions are subjective, actual payments in future periods may vary from those reported in the following table. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements for information about the Company’s exposure under insurance contracts.

	As of December 31, 2016
In millions	2017	2018	2019	2020	2021	Thereafter	Total
U.S. public finance insurance segment:
Gross insurance claim obligations(1)	$2	$3	$2	$2	$2	$20	$31
Lease liability	3	3	3	3	3	25	40
Corporate segment:
Long-term debt	37	37	37	37	37	710	895
Investment agreements	69	29	19	47	13	432	609
Medium-term notes	43	66	62	7	113	1,030	1,321
Lease liability	1	1	1	1	—	—	4
International and structured finance insurance segment:
Surplus notes	612	945	—	—	—	—	1,557
Gross insurance claim obligations(1)	269	47	23	14	13	894	1,260

Total	$1,036	$1,131	$147	$111	$181	$3,111	$5,717

(1)—Amounts on certain policies are presented net of expected recoveries. Excludes intercompany reinsurance arrangements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Gross insurance claim obligations represent the future value of probability-weighted payments MBIA expects to make (before reinsurance and the consolidation of VIEs) under insurance policies for which the Company has recorded loss reserves (financial guarantees) or has estimated credit impairments (insured derivatives). Certain policies included in gross insurance claim obligations are presented net of expected recoveries. The discounted value of estimated payments included in the table, along with probability-weighted estimated recoveries and estimated negotiated early settlements, on policies accounted for as financial guarantee insurance contracts is reported as case basis reserves within “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. Insured derivatives are recorded at fair value and reported within “Derivative liabilities” on the Company’s consolidated balance sheets. Estimated potential claim payments on obligations issued by VIEs consolidated in our international and structured finance insurance segment are included within “Gross insurance claim obligations” in the preceding table. Obligations of these VIEs are collateralized by assets held by the VIEs, and investors in such obligations do not have recourse to the general credit of MBIA. As of December 31, 2016, VIE notes issued by issuer-sponsored consolidated VIEs totaled $2.2 billion, including $1.4 billion recorded at fair value, and are not considered contractual obligations of MBIA beyond MBIA’s insurance claim obligation. The Company’s involvement with VIEs is continually reassessed as required by consolidation guidance, and may result in consolidation or deconsolidation of VIEs in future periods. As the Company consolidates and deconsolidates VIEs, the amount of VIE debt obligations recorded on its balance sheet may change significantly.

Surplus notes, investment agreements, MTNs, and long-term debt include principal and interest and exclude premiums or discounts. Liabilities issued at discounts reflect principal due at maturity. Interest payments on floating rate obligations are estimated using applicable forward rates. Principal and interest on callable obligations or obligations that allow investors to withdraw funds prior to legal maturity are based on the expected call or withdrawal dates of such obligations. Liabilities denominated in foreign currencies are presented in U.S. dollars using applicable exchange rates as of December 31, 2016.

Included in international and structured finance insurance segment’s surplus notes for 2017 is $499 million of unpaid interest related to the 2013 through 2016 interest payments in which MBIA Insurance Corporation’s requests for approval to pay was denied by the NYSDFS. This deferred interest payment will be due on the first business day on or after which MBIA Insurance Corporation obtains approval to make such payment. No interest will accrue on the deferred interest. There can be no assurance that the NYSDFS will approve any subsequent payments, or that it will approve any payment by the scheduled interest payment date.

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

In January of 2017, MBIA Corp. consummated the Facility with the Senior Lenders and with MBIA Inc., pursuant to which the Senior Lenders have provided $325 million of senior financing and MBIA Inc. has provided $38 million of subordinated financing to MZ Funding, which in turn lent the proceeds of such financing to MBIA Corp. The loans to MBIA Corp. under the Facility mature on January 20, 2020 and bear interest at 14% per annum. Refer to the previous “Executive Overview” section for additional information about the Facility.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposures relate to changes in interest rates, foreign exchange rates and credit spreads that affect the fair value of its financial instruments, primarily investment securities, MTNs, investment agreement liabilities and certain derivative instruments. The Company’s investments are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. government bonds, MBS, collateralized mortgage obligations, corporate bonds and ABS. In periods of rising and/or volatile interest rates, foreign exchange rates and credit spreads, profitability could be adversely affected should the Company have to liquidate these securities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

MBIA minimizes its exposure to interest rate risk, foreign exchange risk and credit spread movement through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities.

INTEREST RATE SENSITIVITY

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2016 from instantaneous shifts in interest rates:

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$547	$338	$168	$(157)	$(299)	$(427)

FOREIGN EXCHANGE RATE SENSITIVITY

The Company is exposed to foreign exchange rate risk in respect of assets and liabilities denominated in currencies other than U.S. dollars. Effective January 10, 2017, we sold our international insurance business, MBIA UK, and excluded its net assets from the below analysis. Certain liabilities included in our corporate segment are denominated in currencies other than U.S. dollars. Also, the Company regularly makes investments denominated in foreign currencies. The majority of the Company’s foreign exchange rate risks is with the pound sterling and the euro. Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2016 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(102)	$(51)	$51	$102

CREDIT RATE SENSITIVITY

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2016 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. National’s investment portfolio would generally be expected to experience lower credit spread volatility than other investment portfolios since National has higher credit quality and portfolio composition in sectors that have been less volatile historically. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio.

	Change in Credit Spreads
In millions	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$87	$(88)	$(331)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

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

Sensitivity to changes in credit spreads can be estimated by projecting a hypothetical instantaneous shift in credit spread curves. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s credit derivatives portfolio of instantaneous shifts in credit spreads as of December 31, 2016. In scenarios where credit spreads decreased, a floor of zero was used.

	Change in Credit Spreads
	(International and Structured Finance Insurance)
In millions	600 Basis Point Decrease	200 Basis Point Decrease	50 Basis Point Decrease	0 Basis Point Change	50 Basis Point Increase	200 Basis Point Increase	600 Basis Point Increase
Estimated pre-tax net gains (losses)	$9	$3	$1	$—	$—	$(2)	$(7)
Estimated net fair value	$(55)	$(61)	$(63)	$(64)	$(64)	$(66)	$(71)

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

The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit default swaps by projecting a hypothetical change in the credit ratings as of December 31, 2016. A notch represents a one-step movement up or down in the credit rating.

	Change in Credit Ratings
	(International and Structured Finance Insurance)
In millions	Three Notch Increase	One Notch Increase	No Change	One Notch Decrease	Three Notch Decrease
Estimated pre-tax net gains (losses)	$14	$3	$—	$(17)	$(17)
Estimated net fair value	$(50)	$(61)	$(64)	$(81)	$(81)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

Recovery rates on defaulted collateral are an input into MBIA Corp.’s valuation model. Sensitivity to changes in the recovery rate assumptions used by MBIA Corp. can be estimated by projecting a hypothetical change in these assumptions. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit default swaps based on a change in the recovery rate assumptions as of December 31, 2016.

	Change in Recovery Rates
	(International and Structured Finance Insurance)
In millions	20% Increase	10% Increase	No Change	10% Decrease	20% Decrease
Estimated pre-tax net gains (losses)	$2	$1	$—	$—	$(1)
Estimated net fair value	$(62)	$(63)	$(64)	$(64)	$(65)

Accounting principles for fair value measurements require MBIA Corp. to incorporate its own nonperformance risk in its valuation methodology. Sensitivity to changes in MBIA Corp.’s credit spreads can be estimated by projecting a hypothetical change in this assumption. The following table presents the estimated pre-tax change in fair value and the cumulative estimated net fair value of MBIA Corp.’s insured credit default swaps. The actual upfront spread used in the valuation as of December 31, 2016 ranged from 4.25% to 12.59% based on the tenor of each transaction. The below amounts include an additional annual running credit spread of 5%.

	MBIA Corp.‘s Upfront Credit Spread
	(International and Structured Finance Insurance)
In millions	Increase by 15 Percentage Points	Increase by 7 Percentage Points	No Change	Decrease to 7 Percentage Points	Decrease to 15 Percentage Points
Estimated pre-tax net gains (losses)	$11	$6	$—	$(3)	$(3)
Estimated net fair value	$(53)	$(58)	$(64)	$(67)	$(67)

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

While several factors influence the value of the Company’s warrants, including stock price, stock volatility, interest rates and dividends, changes in the value of the Company’s warrants are primarily driven by changes in the Company’s stock price and volatility. The following tables present the estimated pre-tax change in fair value and the estimated aggregate fair value of the Company’s warrants assuming hypothetical stock price or volatility changes as of December 31, 2016 holding other inputs constant.

	Change in Stock Price
In millions	25% Increase	10% Increase	No Change	10% Decrease	25% Decrease
Estimated pre-tax net gains (losses)	$(24)	$(9)	$—	$8	$19
Estimated net fair value	$(57)	$(42)	$(33)	$(25)	$(14)

	Change in Stock Volatility
In millions	10% Increase	5% Increase	No Change	5% Decrease	10% Decrease
Estimated pre-tax net gains (losses)	$(5)	$(3)	$—	$3	$5
Estimated net fair value	$(38)	$(36)	$(33)	$(30)	$(28)

Item 8. Financial Statements and Supplementary Data

MBIA INC. AND SUBSIDIARIES

Refer to “Item 6. Selected Financial Data” for Supplementary Financial Information

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MBIA Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of MBIA Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 1, 2017

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions except share and per share amounts)

	December 31, 2016	December 31, 2015
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $4,713 and $5,483)	$4,694	$5,474
Investments carried at fair value	146	177
Investments pledged as collateral, at fair value (amortized cost $234 and $322)	233	291
Short-term investments held as available-for-sale, at fair value (amortized cost $552 and $392)	552	392
Other investments (includes investments at fair value of $5 and $13)	8	16

Total investments	5,633	6,350
Cash and cash equivalents	163	464
Premiums receivable	409	792
Deferred acquisition costs	118	168
Insurance loss recoverable	504	577
Assets held for sale	555	—
Deferred income taxes, net	970	951
Other assets	113	156
Assets of consolidated variable interest entities:
Cash	24	58
Investments held-to-maturity, at amortized cost (fair value $876 and $2,401)	890	2,689
Fixed-maturity securities at fair value	255	932
Loans receivable at fair value	1,066	1,292
Loan repurchase commitments	404	396
Other assets	33	11

Total assets	$11,137	$14,836

Liabilities and Equity
Liabilities:
Unearned premium revenue	$958	$1,591
Loss and loss adjustment expense reserves	541	516
Long-term debt	1,986	1,889
Medium-term notes (includes financial instruments carried at fair value of $101 and $161)	895	1,016
Investment agreements	399	462
Derivative liabilities	299	314
Liabilities held for sale	346	—
Other liabilities	233	211
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $1,351 and $2,362)	2,241	5,051
Derivative liabilities	—	45

Total liabilities	7,898	11,095

Commitments and contingencies (Refer to Note 20)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—283,989,999 and 281,833,618	284	282
Additional paid-in capital	3,160	3,138
Retained earnings	2,700	3,038
Accumulated other comprehensive income (loss), net of tax of $37 and $51	(128)	(61)
Treasury stock, at cost—148,789,168 and 130,303,241 shares	(2,789)	(2,668)

Total shareholders’ equity of MBIA Inc.	3,227	3,729
Preferred stock of subsidiary	12	12

Total equity	3,239	3,741

Total liabilities and equity	$11,137	$14,836

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Premiums earned:
Scheduled premiums earned	$168	$199	$258
Refunding premiums earned	132	173	139

Premiums earned (net of ceded premiums of $7, $9 and $12)	300	372	397
Net investment income	152	152	179
Fees and reimbursements	28	6	40
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(40)	(28)	(444)
Unrealized gains (losses) on insured derivatives	21	157	903

Net change in fair value of insured derivatives	(19)	129	459
Net gains (losses) on financial instruments at fair value and foreign exchange	84	63	78
Net investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(1)	(12)	(99)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	(4)	(1)	84

Net investment losses related to other-than-temporary impairments	(5)	(13)	(15)
Net gains (losses) on extinguishment of debt	5	(1)	3
Other net realized gains (losses)	(282)	17	28
Revenues of consolidated variable interest entities:
Net investment income	31	86	50
Net gains (losses) on financial instruments at fair value and foreign exchange	—	42	50
Net gains (losses) on extinguishment of debt	—	—	4
Other net realized gains (losses)	—	—	(3)

Total revenues	294	853	1,270
Expenses:
Losses and loss adjustment	220	123	133
Amortization of deferred acquisition costs	40	50	44
Operating	137	140	195
Interest	197	199	210
Expenses of consolidated variable interest entities:
Operating	14	13	8
Interest	25	39	39

Total expenses	633	564	629

Income (loss) before income taxes	(339)	289	641
Provision (benefit) for income taxes	(1)	109	72

Net income (loss)	$(338)	$180	$569

Net income (loss) per common share:
Basic	$(2.54)	$1.06	$2.94
Diluted	$(2.54)	$1.06	$2.76
Weighted average number of common shares outstanding:
Basic	133,001,088	163,936,318	188,171,503
Diluted	133,001,088	164,869,788	190,898,627

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$(338)	$180	$569
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	28	(80)	254
Provision (benefit) for income taxes	7	(27)	83

Total	21	(53)	171
Reclassification adjustments for (gains) losses included in net income (loss)	(1)	(7)	15
Provision (benefit) for income taxes	1	(3)	6

Total	(2)	(4)	9
Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	10	(3)	(85)
Provision (benefit) for income taxes	4	(1)	(31)

Total	6	(2)	(54)
Reclassification adjustments for (gains) losses included in net income (loss)	4	4	6
Provision (benefit) for income taxes	1	1	2

Total	3	3	4
Foreign currency translation:
Foreign currency translation gains (losses)	(94)	(40)	(40)
Provision (benefit) for income taxes	1	(14)	(13)

Total	(95)	(26)	(27)
Reclassification adjustments for (gains) losses included in net income (loss)	—	—	4

Total other comprehensive income (loss)	(67)	(82)	107

Comprehensive income (loss)	$(405)	$98	$676

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended December 31, 2016, 2015 and 2014

(In millions except share amounts)

	Common Stock		Additional Paid-in Capital	Retained	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary and Noncontrolling Interest		Total Equity
	Shares	Amount		Earnings		Shares	Amount		Shares	Amount
Balance, January 1, 2014	277,812,430	$278	$3,115	$2,289	$(86)	(85,562,546)	$(2,318)	$3,278	1,315	$21	$3,299

Net income (loss)	—	—	—	569	—	—	—	569	—	—	569
Other comprehensive income (loss)	—	—	—	—	107	—	—	107	—	—	107
Share-based compensation, net of tax of $2	3,540,352	3	13	—	—	(513,267)	(6)	10	—	—	10
Treasury shares acquired under share repurchase program	—	—	—	—	—	(3,334,074)	(35)	(35)	—	—	(35)

Balance, December 31, 2014	281,352,782	$281	$3,128	$2,858	$21	(89,409,887)	$(2,359)	$3,929	1,315	$21	$3,950

ASU 2015-02 transition adjustment	—	—	—	—	—	—	—	—	—	(9)	(9)
Net income (loss)	—	—	—	180	—	—	—	180	—	—	180
Other comprehensive income (loss)	—	—	—	—	(82)	—	—	(82)	—	—	(82)
Share-based compensation, net of tax of $9	480,836	1	10	—	—	(986,455)	(6)	5	—	—	5
Treasury shares acquired under share repurchase program	—	—	—	—	—	(39,906,899)	(303)	(303)	—	—	(303)

Balance, December 31, 2015	281,833,618	$282	$3,138	$3,038	$(61)	(130,303,241)	$(2,668)	$3,729	1,315	$12	$3,741

Net income (loss)	—	—	—	(338)	—	—	—	(338)	—	—	(338)
Other comprehensive income (loss)	—	—	—	—	(67)	—	—	(67)	—	—	(67)
Share-based compensation, net of tax	2,156,381	2	22	—	—	(1,925,990)	(16)	8	—	—	8
Treasury shares acquired under share repurchase program	—	—	—	—	—	(16,559,937)	(105)	(105)	—	—	(105)

Balance, December 31, 2016	283,989,999	$284	$3,160	$2,700	$(128)	(148,789,168)	$(2,789)	$3,227	1,315	$12	$3,239

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Premiums, fees and reimbursements received	$115	$95	$193
Investment income received	318	353	419
Errors and omissions insurance recoveries received	—	—	30
Insured derivative commutations and losses paid	(43)	(42)	(432)
Financial guarantee losses and loss adjustment expenses paid	(351)	(238)	(240)
Proceeds from recoveries and reinsurance	99	85	131
Operating and employee related expenses paid	(136)	(130)	(238)
Interest paid, net of interest converted to principal	(139)	(169)	(179)
Income taxes (paid) received	(5)	(9)	(17)

Net cash provided (used) by operating activities	(142)	(55)	(333)

Cash flows from investing activities:
Purchases of available-for-sale investments	(2,661)	(2,146)	(1,494)
Sales of available-for-sale investments	2,412	1,145	757
Paydowns and maturities of available-for-sale investments	680	800	484
Purchases of investments at fair value	(199)	(390)	(631)
Sales, paydowns and maturities of investments at fair value	260	551	789
Sales, paydowns and maturities (purchases) of short-term investments, net	(125)	525	515
Sales, paydowns and maturities of held-to-maturity investments	1,799	67	44
Purchases of loans at fair value	—	—	(310)
Paydowns and maturities of loans receivable	261	232	313
Consolidation of variable interest entities	9	7	221
Deconsolidation of variable interest entities	(8)	—	18
(Payments) proceeds for derivative settlements	(44)	13	(26)
Collateral (to) from swap counterparty	49	(31)	144
Capital expenditures	(1)	(3)	(13)
Other investing	(8)	47	1

Net cash provided (used) by investing activities	2,424	817	812

Cash flows from financing activities:
Proceeds from investment agreements	19	24	30
Principal paydowns of investment agreements	(85)	(116)	(192)
Principal paydowns of medium-term notes	(129)	(118)	(168)
Principal paydowns of variable interest entity notes	(2,234)	(490)	(609)
Proceeds from issuance of variable interest entity notes	—	—	79
Principal paydowns of long-term debt	—	(11)	—
Purchases of treasury stock	(108)	(303)	(32)
Other financing	(5)	—	—

Net cash provided (used) by financing activities	(2,542)	(1,014)	(892)

Effect of exchange rate changes on cash and cash equivalents	(2)	(8)	(8)
Net increase (decrease) in cash and cash equivalents	(262)	(260)	(421)
Cash and cash equivalents—beginning of year	522	782	1,258
Reclassification to assets held for sale	(73)	—	(55)

Cash and cash equivalents—end of year	$187	$522	$782

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(338)	$180	$569
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	75	50	138
Deferred acquisition costs	41	49	43
Unearned premium revenue	(263)	(371)	(412)
Loss and loss adjustment expense reserves	29	12	(133)
Insurance loss recoverable	(74)	(44)	162
Accrued interest payable	111	105	106
Accrued expenses	7	14	(36)
Net investment losses related to other-than-temporary impairments	5	13	15
Realized (gains) losses and other settlements on insured derivatives	—	—	30
Unrealized (gains) losses on insured derivatives	(21)	(157)	(903)
Net (gains) losses on financial instruments at fair value and foreign exchange	(84)	(105)	(128)
Other net realized (gains) losses	282	(17)	(25)
Deferred income tax provision (benefit)	(5)	107	50
Interest on variable interest entities, net	57	71	77
Other operating	36	38	114

Total adjustments to net income (loss)	196	(235)	(902)

Net cash provided (used) by operating activities	$(142)	$(55)	$(333)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties

Summary

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates one of the largest financial guarantee insurance businesses in the industry. MBIA manages three operating segments: 1) United States (“U.S.”) public finance insurance; 2) corporate; and 3) international and structured finance insurance. The Company’s U.S. public finance insurance business is primarily operated through National Public Finance Guarantee Corporation (“National”) and its international and structured finance insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). Unless otherwise indicated or the context otherwise requires, references to “MBIA Corp.” are (i) for any references relating to the period ended January 10, 2017, to MBIA Insurance Corporation, together with its subsidiaries, MBIA UK Insurance Limited (“MBIA UK”), and MBIA Mexico S.A. de C.V. (“MBIA Mexico”) and (ii) for any references relating to the period after January 10, 2017, to MBIA Insurance Corporation together with MBIA Mexico.

Effective on January 10, 2017, MBIA Corp.’s wholly-owned subsidiary, MBIA UK (Holdings) Limited (“MBIA UK Holdings”), sold its operating subsidiary, MBIA UK, to Assured Guaranty Corp. (“Assured”), a subsidiary of Assured Guaranty Ltd. Refer below for a further discussion of the sale of MBIA UK.

Prior to 2015, MBIA managed two other operating segments, advisory services and conduit. The advisory services segment was primarily operated through Cutwater Holdings, LLC and its subsidiaries (“Cutwater”). Effective on January 1, 2015, the Company exited its advisory business through the sale of Cutwater to a subsidiary of The Bank of New York Mellon Corporation. During the second quarter of 2014, the Company dissolved its conduit segment through liquidation of Meridian Funding Company, LLC (“Meridian”). Refer to “Note 12: Business Segments” for further information about the Company’s operating segments.

Business Developments

National Ratings and New Business Opportunities

National’s ability to write new business and compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by the rating agencies. As of December 31, 2016, National had the following ratings: AA+ with a stable outlook by Kroll Bond Rating Agency; AA- with a stable outlook by Standard & Poor’s Financial Services LLC (“S&P”); and A3 with a negative outlook by Moody’s Investors Service, Inc. (“Moody’s”).

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

Sale of MBIA UK

On January 10, 2017, MBIA UK Holdings sold its operating subsidiary, MBIA UK, and made a cash payment of $23 million, to Assured in exchange for the receipt by MBIA UK Holdings of certain notes (“Zohar II Notes”) owned by Assured that were issued by Zohar II 2005-1, Limited (“Zohar II”) with an aggregate outstanding principal amount of $347 million as of December 31, 2016 (the “Sale Transaction”). In connection with the sale, the Company adjusted the carrying value of MBIA UK to its fair value less costs to sell and recorded a loss in 2016 that was recorded in the results of the Company’s international and structured finance insurance segment and included in “Other net realized gains (losses)” on the Company’s consolidated statement of operations. Included in the loss calculation were items recorded in “Accumulated other comprehensive income (loss)” related to MBIA UK. The following table summarizes the Sale Transaction:

	As of
In millions	December 31, 2016
Fair Value of MBIA UK
Total expected consideration for sale of MBIA UK	$306	(1)
Costs to sell	(8)

Net fair value of MBIA UK, less costs to sell	$298

Pre-tax loss on disposal of MBIA UK
Difference between the carrying value and the fair value of MBIA UK	$(270)	(2)
Costs to sell	(8)

Total pre-tax loss on adjusting MBIA UK to its fair value less costs to sell	$(278)

(1)—Amount includes the fair value of the Zohar II Notes received from the sale of MBIA UK less the cash payment of $23 million to Assured.

(2)—Includes $97 million of losses related to items that continue to be included in accumulated other comprehensive income (loss) until ultimate sale.

Held for Sale Classification

The assets and liabilities of MBIA UK were classified as held for sale as of December 31, 2016 and presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheet. Income (loss) before income taxes for MBIA UK was income of $45 million, a loss of $5 million, and income of $71 million for the years ended December 31, 2016, 2015 and 2014, respectively. The following table summarizes the components of assets and liabilities held for sale as of December 31, 2016:

As of
In millions	December 31, 2016
Assets
Investments	$466
Cash and cash equivalents	73
Premiums receivable	267
Other assets	19
Valuation allowance	(270)

Total assets held for sale	$555

Liabilities
Unearned premium revenue	$304
Other liabilities	42

Total liabilities held for sale	$346

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

MBIA Corp. Financing Facility

On January 10, 2017, MBIA Corp. consummated a financing facility (the “Facility”) with affiliates of certain holders of 14% Fixed-to-Floating Rate Surplus Notes of MBIA Corp. (collectively, the “Senior Lenders”), and with MBIA Inc., pursuant to which the Senior Lenders have provided $325 million of senior financing and MBIA Inc. has provided $38 million of subordinated financing to MZ Funding LLC (“MZ Funding”), a newly formed wholly-owned subsidiary of the Company, which in turn lent the proceeds of such financing to MBIA Corp. MBIA Corp. issued financial guarantee insurance policies insuring MZ Funding’s obligations to the Senior Lender and MBIA Inc. under the Facility. Refer to “Note 10: Debt” for further information about the Facility.

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

In particular, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) is experiencing significant fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalance, limited access to the capital markets, a stagnating local economy, net migration of people out of Puerto Rico and a high debt burden. Although Puerto Rico has tried to address its challenges through various fiscal policies, it continues to experience significant fiscal stress. On July 1, 2016, Puerto Rico defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $173 million as a result. On January 1, 2017, Puerto Rico also defaulted on a scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $24 million as a result. The Company continues to believe, based on its analysis of Puerto Rico’s fiscal and structural circumstances, the details of its insured exposures, and its legal and contractual rights, that all of National’s insured Puerto Rico related debt, and any claims National has made thereon, will ultimately be substantially repaid.

MBIA Corp. Insured Portfolio

MBIA Corp.’s primary objectives are to satisfy claims of its policyholders, and to maximize future recoveries, if any, for its Senior Lenders and surplus note holders and, thereafter, its preferred stock holders. MBIA Corp. is executing this strategy by reducing and mitigating potential losses on its insurance exposures and pursuing various actions focused on maximizing the collection of recoveries. The Company does not expect to write new business in its international and structured finance insurance segment for the foreseeable future.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

MBIA Corp.’s insured portfolio could deteriorate and result in additional significant loss reserves and claim payments. MBIA Corp.’s ability to meet its obligations is limited by available liquidity and its ability to secure additional liquidity through financing and other transactions. There can be no assurance that MBIA Corp. will be successful in generating sufficient cash to meet its obligations. During 2016, MBIA Corp. was particularly focused on ensuring its ability to cover any payment that might come due on the insurance policy it had written insuring certain notes issued by Zohar II which matured on January 20, 2017 (the “Zohar II Maturity Date”), and on exercising its rights and remedies to seek reimbursement of the $149 million claim (the “Zohar I Claim”) it paid in November of 2015 on its policy insuring the class A-1 and A-2 notes (the “Zohar I Insured Notes”) issued by Zohar collateralized debt obligation (“CDO”) 2003-1, Limited (“Zohar I”).

Payment of Zohar II Claim

On the Zohar II Maturity Date, Zohar II failed to pay the amounts due on the Zohar II Notes. Accordingly, MBIA Corp. was presented with a claim of $770 million (the “Zohar II Claim”). MBIA Corp. was able to satisfy the Zohar II Claim as a result of having completed the Sale Transaction and by borrowing from the Facility, as described above, together with using approximately $60 million from its own resources. MBIA Corp. will seek to recover the payment it made (plus interest and expenses) with respect to the Zohar II Claim, and anticipates that the primary source of the recovery will come from the monetization of the assets of Zohar II, which include, among other things, loans made to, and equity interests in, companies purportedly controlled by the sponsor and former collateral manager of Zohar I and Zohar II (the “Zohar Sponsor”) (all the assets of Zohar II, the “Zohar II Assets”). There can be no assurance, however, that the value of the Zohar II Assets will be sufficient to permit MBIA Corp. to recover all or substantially all of the payment it made on the Zohar II Claim.

Payment of Zohar I Claim

In addition, MBIA Corp. insured the Zohar I Insured Notes, which matured on November 20, 2015. After Zohar I failed to pay the amounts due, MBIA Corp. paid the Zohar I Claim. As a result, MBIA Corp. was entitled to seek reimbursement of such payment plus interest and expenses from Zohar I and/or to exercise certain rights and remedies to seek recovery of such payment. In connection with the exercise of its rights and remedies, MBIA Corp. directed the trustee for Zohar I to commence an auction (the “Auction”) of all of the assets of Zohar I, which occurred on December 21, 2016. MBIA Corp. was the winning bidder in the Auction, and in connection therewith, acquired the beneficial ownership of the Zohar I assets, which include loans made to, and equity interests in, companies purportedly controlled by the Zohar Sponsor (all the assets of Zohar I, the “Zohar I Assets”). Over time, MBIA Corp. expects to acquire the legal ownership of the Zohar I Assets and recover all or substantially all of the payment it made (plus interest and expenses) with regards to the Zohar I Claim. The primary source of recovery will come from monetization of the Zohar I Assets, however there can be no assurance that the value of the Zohar I Assets will be sufficient to permit MBIA Corp. to recover all or substantially all of the payment it made on the Zohar I Claim.

MBIA Corp. expects over time to recover a substantial amount of the payments made on the Zohar I Claim and the Zohar II Claim. Failure to recover a substantial amount of such payments could impede its ability to make payments when due on other policies. MBIA Corp. believes that if the New York State Department of Financial Services (“NYSDFS”) concludes at any time that MBIA Insurance Corporation will not be able to pay its policyholder claims, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the New York Insurance Law (“NYIL”) and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the NYSDFS.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any cross defaults between the entities and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, the Company does not believe that a rehabilitation or liquidation proceeding with respect to MBIA Insurance Corporation would have any significant liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA Mexico. Such a proceeding could have material adverse consequences for MBIA Corp., including the termination of insured credit default swaps (“CDS”) and other derivative contracts for which counterparties may assert market-based claims, the acceleration of debt obligations issued by affiliates and insured by MBIA Corp., the loss of control of MBIA Insurance Corporation to a rehabilitator or liquidator, and unplanned costs.

RMBS Recoveries

The amount and timing of projected collections from excess spread from residential mortgage-backed securities (“RMBS”) and the put-back recoverable from Credit Suisse are uncertain. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” for information about MBIA Corp.’s loss reserves and recoveries.

Corporate Liquidity

Based on the Company’s projections of National’s dividends, additional anticipated releases under its tax sharing agreement and related tax escrow account (“Tax Escrow Account”), and other cash inflows, the Company expects that MBIA Inc. will have sufficient cash to satisfy its debt service and general corporate needs. However, MBIA Inc. continues to have liquidity risk which could be triggered by deterioration in the performance of invested assets, interruption of or reduction in dividends or tax payments received from operating subsidiaries, impaired access to the capital markets, as well as other factors which cannot be anticipated at this time. Furthermore, failure by MBIA Inc. to settle liabilities that are also insured by MBIA Corp. could result in claims on MBIA Corp.

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

Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes a change in the presentation of short-term investments held as available-for-sale (“AFS”) to classify only fixed-maturity securities with a remaining maturity of less than one year at the date of purchase in “Short-term investments held as available-for-sale, at fair value” on the Company’s consolidated balance sheet. In prior periods, short-term investments held as AFS previously included all fixed-maturity securities with a remaining effective term to maturity of less than one year. The change in presentation effected “Short-term investments held as available-for-sale, at fair value” and “Fixed maturities held as available-for-sale, at fair value” on the Company’s consolidated balance sheet in prior periods. The reclassifications had no impact on total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

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

Investments

The Company classifies its investments as AFS, held-to-maturity (“HTM”), or trading. AFS investments are reported in the consolidated balance sheets at fair value with unrealized gains and losses, net of applicable deferred income taxes, reflected in accumulated other comprehensive income (loss) (“AOCI”) in shareholders’ equity. Investments carried at fair value are reported in the consolidated balance sheets at fair value and changes in fair value and realized gains and losses from the sale of these securities are reflected in earnings as part of “Net gains (losses) on financial instruments at fair value and foreign exchange.” Investments carried at fair value consist of certain investments elected under the fair value option and investments classified as trading. Short-term investments held as AFS include all fixed-maturity securities with a remaining maturity of less than one year at the date of purchase, commercial paper and money market securities. HTM investments are reported in the consolidated balance sheets at amortized cost. Debt securities are classified as HTM investments when the Company has the ability and intent to hold such investments to maturity. Investment income is recorded as earned. Bond discounts and premiums are amortized using the effective yield method over the remaining term of the securities and reported in “Net investment income.” For mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”), discounts and premiums are amortized using the retrospective method. Realized gains and losses represent the difference between the amortized cost value and the sale proceeds.

Other-Than-Temporary Impairments on Investments

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

The Company’s AFS and HTM securities for which the fair value is less than amortized cost are reviewed no less than quarterly in order to determine whether a credit loss exists. This evaluation includes both qualitative and quantitative considerations. In assessing whether a decline in value is related to a credit loss, the Company considers several factors, including but not limited to (a) the magnitude and duration of the decline, (b) credit indicators and the reasons for the decline, such as general interest rate or credit spread movements, credit rating downgrades, issuer-specific changes in credit spreads, and the financial condition of the issuer, and (c) any guarantees associated with a security such as those provided by financial guarantee insurance companies. Credit loss expectations for ABS and collateralized debt obligations (“CDOs”) are assessed using discounted cash flow modeling, and the recoverability of amortized cost for corporate obligations is generally assessed using issuer-specific credit analyses.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Cash and Cash Equivalents

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

Property and Equipment

Property and equipment consists of leasehold improvements, furniture and fixtures and equipment and software owned by the Company. All property and equipment held for use is recorded at cost and depreciated over the appropriate useful life of the asset using the straight-line method. Leasehold improvements are amortized over the useful life of the improvement or the remaining term of the lease, whichever is shorter. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the Company’s balance sheet and any gain or loss on disposition is recognized in earnings as a component of “Other net realized gains (losses).” Maintenance and repairs are charged to current earnings as incurred.

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

The Company’s estimated remaining weighted average useful lives of each class of assets held for use as of December 31, 2016 are as follows:

Leasehold improvements	13 years
Furniture and fixtures	5 years
Equipment and software	3 years

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

Fair Value Measurements—Definition and Hierarchy

The Company carries certain financial instruments at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement of financial instruments held or issued by the Company are determined through the use of observable market data when available. Market data is obtained from a variety of third-party sources, including dealer quotes. If dealer quotes are not available for an instrument that is infrequently traded, the Company uses alternate valuation methods, including either dealer quotes for similar instruments or pricing models that use market data inputs. The use of alternate valuation methods generally requires considerable judgment in the application of estimates and assumptions and changes to such estimates and assumptions may produce materially different fair values. The Company considers its own nonperformance risk and the nonperformance risk of its counterparties when measuring fair value.

The accounting guidance establishes a fair value hierarchy that categorizes into three levels, the inputs used to measure fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available and reliable. Observable inputs are those the Company believes that market participants would use in pricing the asset or liability based on available market data. Unobservable inputs are those that reflect the Company’s beliefs about the assumptions market participants would use in pricing the asset or liability based on the best information available. The three levels of the fair value hierarchy are defined as follows:

•	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company can access. Valuations are based on quoted prices that are readily and regularly available in an active market, with significant trading volumes.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

•	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Level 2 assets include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, securities which are priced using observable inputs and derivative contracts whose values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

•	Level 3—Valuations based on inputs that are unobservable or supported by little or no market activity, and that are significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques where significant inputs are unobservable, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The availability of observable inputs can vary from financial instrument to financial instrument and period to period depending on the type of instrument, market activity, the approach used to measure fair value, and other factors. The Company categorizes a financial instrument within the fair value hierarchy based on the least observable input that is significant to the fair value measurement. When the inputs used to measure fair value of an asset or a liability are categorized within different levels based on the definition of the fair value hierarchy, the fair value measurement is categorized in its entirety in the same level of the fair value hierarchy as the lowest level input that is significant to the entire measurement.

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

Long-term Debt

Long-term debt is carried at the principal amount outstanding plus accrued interest and net of unamortized debt issuance costs and discounts. Interest expense is accrued at the contractual interest rate. Debt issuance costs and discounts are amortized and reported as interest expense.

Medium-Term Notes and Investment Agreements

MTNs and investment agreements are carried at the principal amount outstanding plus accrued interest and net of unamortized discounts or at fair value for certain MTNs. Interest expense is accrued at the contractual interest rate. Discounts are amortized and reported as interest expense.

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

Fee and Reimbursement Revenue Recognition

The Company collects insurance related fees for services performed in connection with certain transactions. In addition, the Company may be entitled to reimbursement of third-party insurance expenses that it incurs in connection with certain transactions. Depending upon the type of fee received and whether it is related to an insurance policy, the fee is either earned when it is received or deferred and earned over the life of the related transaction. Work, waiver and consent, and termination fees are earned when the related services are completed and the fee is received.

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

Foreign Currency Translation

Financial statement assets and liabilities denominated in foreign currencies are reported in U.S. dollars generally using rates of exchange prevailing as of the balance sheet date and any related translation adjustments resulting from the translation of the financial statements of the Company’s non-U.S. operations from its functional currency into U.S. dollars are included in “Accumulated other comprehensive income (loss)” in shareholders’ equity. Operating results of the Company’s non-U.S. operations are translated at average rates of exchange prevailing during the year. Foreign currency remeasurement gains and losses resulting from transactions in non-functional currencies are recorded in earnings. The Company derecognizes the cumulative translation adjustment reported in “Accumulated other comprehensive income (loss)” and includes the amount as part of the gain or loss on the sale or liquidation of its investment in a foreign entity in the period in which the sale or liquidation occurs.

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

MBIA Inc. and its eligible U.S. subsidiaries file a consolidated federal income tax return. The U.S. income taxes are allocated based on the provisions of the Company’s tax sharing agreement which governs the intercompany settlement of tax obligations and benefits. The method of allocation between the members is generally based upon separate-company calculations as if each member filed a separate tax return on its own. As of December 31, 2016, any member with a net operating loss (“NOL”) has not received any payment with respect to stand-alone tax losses contributed to the consolidated group. Each member with an NOL will receive benefits of its tax losses and credits as it is able to earn them out in the future. However, based on current facts and circumstances, MBIA Inc. has advised its subsidiaries that, its intention is not to allow any member’s NOL, capital loss or tax credit carryforward generated by any subsidiary to expire without compensation, to the extent such carryforward is used in consolidation. Such intention is independent of the tax sharing agreement which does not require any such compensation.

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

Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (ASU 2014-13)

In August of 2014, the FASB issued ASU 2014-13, “Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.” ASU 2014-13 applies to a consolidated collateralized financing entity defined as a VIE that holds financial assets and issues beneficial interests in those financial assets that are classified as financial liabilities. The Company may elect to measure the financial assets and the financial liabilities of a consolidated collateralized financing entity using a measurement alternative provided in ASU 2014-13. The measurement alternative requires both the financial assets and the financial liabilities of the consolidated collateralized financing entity to be measured using the more observable of the fair value of the financial assets and the fair value of the financial liabilities with the changes in fair value recognized to earnings. Upon adoption, a reporting entity may apply the measurement alternative to existing consolidated collateralized financing entities. ASU 2014-13 was effective for interim and annual periods beginning January 1, 2016. The adoption of ASU 2014-13 did not affect the Company’s consolidated financial statements.

Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15)

In August of 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 was effective for the annual period ended December 31, 2016 and for interim and annual periods beginning January 1, 2017. The adoption of ASU 2014-15 did not affect the Company’s consolidated financial statements.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs

Insurance

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of December 31, 2016 and 2015, through its insurance operations. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs as of December 31, 2016 and 2015. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured CDS contracts and any investments in obligations issued by nonconsolidated VIEs.

	December 31, 2016
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)	Derivative Liabilities
Insurance:
Global structured finance:
Collateralized debt obligations	$3,167	$1,914	$51	$2	$—	$—	$73	$—
Mortgage-backed residential	9,146	4,796	20	28	304	27	325	—
Mortgage-backed commercial	257	145	—	—	—	—	—	—
Consumer asset-backed	4,893	1,331	—	7	2	5	8	—
Corporate asset-backed	2,625	2,205	5	18	—	20	—	—

Total global structured finance	20,088	10,391	76	55	306	52	406	—
Global public finance	44,306	12,051	—	11	—	18	—	—

Total insurance	$64,394	$22,442	$76	$66	$306	$70	$406	$—

(1)—Reported within “Investments” on MBIA’s consolidated balance sheets.

(2)—Reported within “Premiums receivable” on MBIA’s consolidated balance sheets. Excludes $125 million that is included within “Assets held for sale” on the Company’s consolidated balance sheet.

(3)—Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4)—Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets. Excludes $134 million that is included within “Liabilities held for sale” on the Company’s consolidated balance sheet.

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

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $2.7 billion and $2.2 billion, respectively, as of December 31, 2016, and $5.4 billion and $5.1 billion, respectively, as of December 31, 2015. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. One additional VIE was consolidated during the year ended December 31, 2016 and one additional VIE was consolidated during the year ended December 31, 2015.

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

As of December 31, 2016 and 2015, premiums receivable was $409 million and $792 million, respectively, primarily related to installment policies for which premiums will be collected over the estimated term of the contracts. Premiums receivable for an installment policy is initially measured at the present value of premiums expected to be collected over the expected period or contract period of the policy using a risk-free discount rate. Premiums receivable for policies that use the expected period of risk due to expected prepayments are adjusted in subsequent measurement periods when prepayment assumptions change using the risk-free discount rate as of the remeasurement date. Premiums receivable also includes the current amount of premiums due from installment policies insuring consolidated VIEs when the premiums are payable by third-parties on behalf of the consolidated VIEs.

The Company evaluates whether any premiums receivable are uncollectible at each balance sheet date. If the Company determines that premiums are uncollectible, it records a write-off of such amounts in current earnings. The majority of the Company’s premiums receivable consists of the present values of future installment premiums that are not yet billed or due, primarily from structured finance transactions. Given that premiums due to MBIA typically have priority over most other payment obligations of structured finance transactions, the Company determined that the amount of uncollectible premiums as of December 31, 2016 and 2015 was insignificant.

As of December 31, 2016 and 2015, the risk-free rate used to discount future installment premiums was 2.8% and 2.7%, respectively, and the weighted average expected collection term of the premiums receivable was 10.07 years and 9.08 years, respectively. As of December 31, 2016 and 2015, reinsurance premiums payable was $26 million and $38 million, respectively, and is included in “Other liabilities” in the Company’s consolidated balance sheets. In addition, as of December 31, 2016, $6 million was included in “Liabilities held for sale” in the Company’s consolidated balance sheet. The reinsurance premiums payable is accreted and paid to reinsurers as premiums due to MBIA are accreted and collected.

The following tables present a roll forward of the Company’s premiums receivable for the years ended December 31, 2016 and 2015.

In millions			Adjustments
Premiums Receivable as of December 31, 2015	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount	Other(1)	Premiums Receivable as of December 31, 2016
$ 792	$(115)	$10	$(5)	$19	$(292)	$409

(1)—Primarily consists of premiums receivable of $267 million reported within “Assets held for sale” on MBIA’s consolidated balance sheet.

In millions			Adjustments
Premiums Receivable as of December 31, 2014	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount	Other(1)	Premiums Receivable as of December 31, 2015
$ 875	$(98)	$5	$(16)	$21	$5	$792

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Insurance Premiums (continued)

The following table presents the undiscounted future amount of premiums expected to be collected and the period in which those collections are expected to occur:

In millions	Expected Collection of Premiums
Three months ending:
March 31, 2017	$7
June 30, 2017	16
September 30, 2017	8
December 31, 2017	15

Twelve months ending:
December 31, 2018	41
December 31, 2019	37
December 31, 2020	34
December 31, 2021	31

Five years ending:
December 31, 2026	126
December 31, 2031	82
December 31, 2036 and thereafter	109

Total	$506

The following table presents the unearned premium revenue balance and future expected premium earnings as of and for the periods presented. As of December 31, 2016, there was $304 million of unearned premium revenue that was included in “Liabilities held for sale” in the Company’s consolidated balance sheet and excluded in the following table.

	Unearned Premium Revenue				Total Expected Future Premium Earnings

		Expected Future Premium Earnings		Accretion

In millions		Upfront	Installments
December 31, 2016	$958

Three months ending:
March 31, 2017	930	$16	$12	$3	$31
June 30, 2017	902	16	12	3	31
September 30, 2017	876	15	11	3	29
December 31, 2017	850	15	11	2	28

Twelve months ending:
December 31, 2018	754	55	41	10	106
December 31, 2019	667	50	37	9	96
December 31, 2020	588	45	34	8	87
December 31, 2021	516	40	32	7	79

Five years ending:
December 31, 2026	258	147	111	29	287
December 31, 2031	123	78	57	18	153
December 31, 2036 and thereafter	—	58	65	18	141

Total		$535	$423	$110	$1,068

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

In establishing case basis loss reserves, the Company calculates the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and the weighted average remaining life of the insurance contract as required by accounting principles for financial guarantee contracts. Yields on U.S. Treasury offerings are used to discount loss reserves denominated in U.S. dollars, which represent the majority of the loss reserves. Similarly, yields on foreign government offerings are used to discount loss reserves denominated in currencies other than the U.S. dollar. If the Company were to apply different discount rates, its case basis reserves may have been higher or lower than those established as of December 31, 2016. For example, a higher discount rate applied to expected future payments would have decreased the amount of a case basis reserve established by the Company and a lower rate would have increased the amount of a reserve established by the Company. Similarly, a higher discount rate applied to the potential future recoveries would have decreased the amount of a loss recoverable established by the Company and a lower rate would have increased the amount of a loss recoverable established by the Company.

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

RMBS Case Basis Reserves (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies. The Company’s first-lien RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company’s second-lien RMBS case basis reserves relate to RMBS backed by home equity lines of credit and closed-end second mortgages. The Company calculated RMBS case basis reserves as of December 31, 2016 for both first and second-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. “Roll Rate” is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off or liquidated. Generally, Roll Rates are calculated for the previous twelve months and averaged. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses (base case, stress case, and an additional stress case). Additional data used for both second and first-liens include historic averages of deal specific voluntary prepayment rates, forward projections of the London Interbank Offered Rate (“LIBOR”) interest rates, and historic averages of deal-specific loss severities.

In calculating ultimate cumulative losses for RMBS, the Company estimates the amount of second-lien loans that are expected to be charged-off (deemed uncollectible by servicers of the transactions) or first-lien loans liquidated in the future.

In addition, for second-lien RMBS backed by closed-end second mortgages, the Company considers pool mortgage insurance and for second-lien RMBS backed by home equity lines of credit, the Company assumes a constant basis spread between Prime and LIBOR interest rates.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The Company monitors portfolio performance on a monthly basis against projected performance, reviewing delinquencies, roll rates, and prepayment rates (including voluntary and involuntary). However, loan performance remains difficult to predict and losses may exceed expectations. In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves accordingly. If actual performance were to remain at the current levels for six additional months compared to the probability-weighted outcome currently used by the Company, the addition to its second-lien case basis reserves would be approximately $28 million.

RMBS Recoveries

The Company primarily records two types of recoveries related to insured RMBS exposures: excess spread that is generated from the trust structures in the insured transactions; and second-lien “put-back” claims related to those mortgage loans whose inclusion in insured securitizations failed to comply with representations and warranties (“ineligible loans”).

Excess Spread

Excess spread within insured RMBS securitizations is the difference between interest inflows on mortgage loan collateral and interest outflows on the insured RMBS notes. The amount of excess spread depends on the future loss trends (which include future delinquency trends, average time to charge-off/liquidate delinquent loans, and the availability of pool mortgage insurance), the future spread between Prime and LIBOR interest rates, and borrower refinancing behavior (which may be affected by a continued low interest rate environment) that results in voluntary prepayments. Minor deviations in loss trends and voluntary prepayments may substantially impact the amounts collected from excess spread. Excess spread may also include estimated recoverables from mortgage insurance contracts and subsequent recoveries on charged-off loans associated with the insured RMBS securitizations.

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

Based on the Company’s assessment of the strength of its contractual put-back rights against Credit Suisse, which it is pursuing through litigation claims, as well as on its prior settlements with other sellers/servicers and success of other monolines’ put-back settlements, the Company believes it will prevail in enforcing its contractual rights and that it is entitled to collect the full amount of its incurred losses, which totaled $435 million through December 31, 2016. The Company is also entitled to collect interest on amounts paid; it believes that in context of its put-back litigation, the appropriate interest rate should be the New York State statutory rate. However, the Company currently calculates its put-back recoveries using the contractual interest rate, which is lower than the New York State statutory rate.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Summary of Loss and LAE Reserves and Recoveries

The Company’s loss and LAE reserves and recoveries after VIE eliminations included in the Company’s consolidated balance sheets, along with amounts that were eliminated as a result of consolidating VIEs, as of December 31, 2016 and 2015 are presented in the following table:

	As of	As of
In millions	December 31, 2016	December 31, 2015
U.S. Public Finance Insurance Segment:
Loss and LAE reserves	$97	$45
Insurance loss recoverable	174	4

International and Structured Finance Insurance Segment:
Second-lien RMBS:
Loss and LAE reserves after VIE elimination	44	51
Loss and LAE reserves VIE elimination	23	16
Excess Spread after VIE elimination(1)	294	406
Excess Spread VIE elimination(2)	53	93
Put-Back Claims(3)	404	396

First-lien RMBS:
Loss and LAE reserves after VIE elimination	300	277
Loss and LAE reserves VIE elimination	15	5
Excess Spread after VIE elimination(4)	74	80
Excess Spread VIE elimination(5)	18	8

CDOs:
Loss and LAE reserves after VIE elimination	87	133
Loss and LAE reserves VIE elimination	155	190
Insurance Loss Recoverable after VIE elimination	—	148
Insurance Loss Recoverable VIE elimination	154	—

Other:
Loss and LAE reserves after VIE elimination	13	10
Loss and LAE reserves VIE elimination	13	—
Insurance Loss Recoverable	5	9

(1)—As of December 31, 2016 and 2015, $280 million and $382 million were included in “Insurance loss recoverable” and $14 million and $24 million were included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets, respectively.

(2)—As of December 31, 2016 and 2015, $53 million and $87 million were eliminated from “Insurance loss recoverable”. As of December 31, 2015, $6 million was eliminated from “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets, respectively.

(3)—Reflected in “Loan repurchase commitments” presented under the heading “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

(4) -As of December 31, 2016 and 2015, $45 million and $34 million were included in “Insurance loss recoverable” and $29 million and $46 million were included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets, respectively.

(5) -As of December 31, 2016 and 2015, $14 million and $8 million were eliminated from “Insurance loss recoverable.” As of December 31, 2016, $4 million was eliminated from “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Changes in Loss and LAE Reserves

The following tables present changes in the Company’s loss and LAE reserves for the years ended December 31, 2016 and 2015. Changes in loss reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in amount and timing of estimated claim payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of December 31, 2016 and 2015, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 2.07% and 1.82%, respectively. LAE reserves are generally expected to be settled within a one-year period and are not discounted. As of December 31, 2016 and 2015, the Company’s gross loss and LAE reserves included $60 million and $46 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2016
Gross Loss and LAE Reserves as of December 31, 2015	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other(1)	Gross Loss and LAE Reserves as of December 31, 2016
$ 516	$(128)	$8	$5	$78	$(15)	$14	$63	$541

(1)—Primarily changes in the amount and timing of payments.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2015
Gross Loss and LAE Reserves as of December 31, 2014	Loss Payments for Cases with Reserves	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other(1)	Gross Loss and LAE Reserves as of December 31, 2015
$ 506	$(200)	$8	$(41)	$88	$14	$4	$137	$516

(1)—Primarily changes in amount of actual loss payments on a high yield corporate CDO.

The increase in the Company’s gross loss and LAE reserves during 2016 were primarily related to increases due to changes in assumptions on insured first and second-lien RMBS transactions and U.S. public finance transactions. These were partially offset by decreases in changes in assumptions on CDOs.

The increase in the Company’s gross loss and LAE reserves during 2015 were primarily related to changes in amount of net payments on CDOs, partially offset by actual loss payments associated with CDOs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following tables present changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the years ended December 31, 2016 and 2015. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of December 31, 2015, the Company’s insurance loss recoverable included $6 million related to LAE.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid
		Losses for the Year Ended December 31, 2016
In millions	Gross Reserve as of December 31, 2015	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Changes in LAE Recoveries	Other(1)	Gross Reserve as of December 31, 2016
Insurance loss recoverable	$577	$(69)	$5	$(17)	$86	$(6)	$(72)	$504
Recoveries on unpaid losses (2)	100	—	1	3	(34)	9	—	79

Total	$677	$(69)	$6	$(14)	$52	$3	$(72)	$583

(1)—Primarily changes in amount and timing of collections.

(2)—Excludes Puerto Rico and Zohar II recoveries, which have been netted against reserves.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid
		Losses for the Year Ended December 31, 2015
In millions	Gross Reserve as of December 31, 2014	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Changes in LAE Recoveries	Other(1)	Gross Reserve as of December 31, 2015
Insurance loss recoverable	$533	$(74)	$8	$1	$140	$6	$(37)	$577
Recoveries on unpaid losses (2)	147	—	2	(2)	(46)	(1)	—	100

Total	$680	$(74)	$10	$(1)	$94	$5	$(37)	$677

(1)—Primarily changes in amount and timing of collections.

(2)—Excludes Puerto Rico and Zohar II recoveries, which have been netted against reserves.

The decrease in the Company’s insurance loss recoverable and recoveries on unpaid losses during 2016 was primarily due to a decrease in expected future recoveries on CDOs as the result of the consolidation of a VIE and related elimination of a VIE and a decrease in changes in the amount of expected collections on first and second-lien RMBS issues, partially offset by an increase related to changes in assumptions on certain Puerto Rico exposures.

The decrease in the Company’s insurance loss recoverable and recoveries on unpaid losses during 2015 was primarily due to actual collections, changes in the amount of expected collections and changes in assumptions on first and second-lien RMBS issues and changes in assumptions on an international road transaction. These were partially offset by the effects of changes in assumptions on CDOs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Loss and LAE Activity

The Company’s financial guarantee insurance losses and LAE (excluding insured credit derivative and consolidated VIEs), net of reinsurance for the years ended December 31, 2016, 2015 and 2014 are presented in the following table:

	Years Ended December 31,
In millions	2016	2015	2014
U.S. Public Finance Insurance Segment	$74	$5	$(10)
International and Structured Finance Insurance Segment:
Second-lien RMBS	121	63	70
First-lien RMBS	41	34	65
CDOs	(32)	29	33
Other(1)	16	(8)	(25)

Losses and LAE	$220	$123	$133

(1)—Includes non-U.S. public finance and other issues.

For 2016, losses and LAE primarily related to increases in actual and expected payments on certain Puerto Rico exposures and insured first and second-lien RMBS transactions and decreases in projected collections from excess spread within insured second-lien RMBS securitizations. These were partially offset by increases in recoveries of actual and expected payments on certain Puerto Rico exposures and decreases in actual and expected payments on CDOs.

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

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For 2016, 2015 and 2014, gross LAE related to remediating insured obligations were $48 million, $26 million and $36 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Surveillance Categories

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2016:

	Surveillance Categories
	Caution	Caution	Caution
	List	List	List	Classified
$ in millions	Low	Medium	High	List	Total
Number of policies	90	6	3	331	430
Number of issues(1)	17	4	2	126	149
Remaining weighted average contract period (in years)	7.5	3.4	7.2	7.0	7.1
Gross insured contractual payments outstanding:(2)
Principal	$2,917	$17	$320	$7,031	$10,285
Interest	2,795	4	107	2,777	5,683

Total	$5,712	$21	$427	$9,808	$15,968

Gross Claim Liability(3)	$—	$—	$—	$718	$718
Less:
Gross Potential Recoveries	—	—	—	770	770
Discount, net(4)	—	—	—	(75)	(75)

Net claim liability (recoverable)	$—	$—	$—	$23	$23

Unearned premium revenue	$9	$—	$8	$68	$85

(1)—An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2)—Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3)—The gross claim liability with respect to Puerto Rico and Zohar II exposures are net of expected recoveries.

(4)—Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2015:

	Surveillance Categories
	Caution List Low	Caution	Caution		Total
		List	List	Classified
$ in millions		Medium	High	List
Number of policies	57	18	171	165	411
Number of issues (1)	12	6	5	117	140
Remaining weighted average contract period (in years)	7.6	6.7	9.6	6.7	7.4
Gross insured contractual payments outstanding: (2)
Principal	$2,591	$147	$1,996	$6,426	$11,160
Interest	2,733	57	1,038	2,419	6,247

Total	$5,324	$204	$3,034	$8,845	$17,407

Gross Claim Liability (3)	$—	$—	$—	$797	$797
Less:
Gross Potential Recoveries	—	—	—	752	752
Discount, net (4)	—	—	—	116	116

Net claim liability (recoverable)	$—	$—	$—	$(71)	$(71)

Unearned premium revenue	$8	$2	$33	$55	$98

(1)—An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments.

(2)—Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3)—The gross claim liability with respect to Puerto Rico and Zohar II exposures are net of expected recoveries.

(4)—Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The increase during 2016 in the Company’s number of policies on the classified list reflected in the preceding tables was primarily related to certain Puerto Rico policies. The gross claim liabilities in the preceding tables represent the Company’s estimate of undiscounted probability-weighted estimated future claim payments. The gross claim liability with respect to Puerto Rico and Zohar II exposures are net of expected recoveries. As of December 31, 2016 and 2015, the gross claim liability primarily related to insured first-lien RMBS transactions.

The gross potential recoveries represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments. Gross potential recoveries exclude amounts related to Puerto Rico and Zohar II exposures that have been netted against the claim liability. As of December 31, 2016, the gross potential recoveries principally related to U.S. public finance transactions and insured second-lien RMBS transactions. As of December 31, 2015, the gross potential recoveries principally related to insured second-lien RMBS transactions. The Company’s recoveries have been, and remain based on either salvage rights, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments, it is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected estimated future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of the claim liability for a given policy. The gross claim liability and gross potential recoveries reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company. As of December 31, 2016 and 2015, reinsurance recoverable on paid and unpaid losses was $6 million and were included in “Other assets” on the Company’s consolidated balance sheets.

Note 7: Fair Value of Financial Instruments

Fair Value Measurement

Financial Assets

Financial assets held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically, the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company, along with its third-party portfolio manager, reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company and its third-party portfolio manager believe a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, its third-party portfolio manager will obtain a price from another third-party provider or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of December 31, 2016 or 2015. All challenges to third-party prices are reviewed by staff of the Company as well as its third-party portfolio manager with relevant expertise to ensure reasonableness of assumptions. A pricing analysis is reviewed and approved by the Company’s valuation committee.

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

Derivative Liabilities

The Company’s derivative liabilities are primarily interest rate swaps and insured credit derivatives. The Company’s insured credit derivative contracts are non-traded structured credit derivative transactions. Since insured derivatives are highly customized and there is generally no observable market for these derivatives, the Company estimates their fair values in a hypothetical market based on internal and third-party models simulating what a similar company would charge to assume the Company’s position in the transaction at the measurement date. This pricing would be based on the expected loss of the exposure. The Company reviews its valuation model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise. When market spreads or securities prices are observable for similar transactions, those spreads are an integral part of the analysis.

Internal Review Process

All significant financial assets and liabilities are reviewed by the valuation committee to ensure compliance with the Company’s policies and risk procedures in the development of fair values of financial assets and liabilities. The valuation committee reviews, among other things, key assumptions used for internally developed prices, significant changes in sources and uses of inputs, including changes in model approaches, and any adjustments from third-party inputs or prices to internally developed inputs or prices. The committee also reviews any significant impairment or improvements in fair values of the financial instruments from prior periods. The committee is comprised of senior finance team members with relevant experience in the financial instruments their committee is responsible for. The committee documents its agreement with the fair value measurements reported in the Company’s consolidated financial statements.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The investment in the fixed-income fund was measured at fair value as of December 31, 2016 by applying the net asset value per share practical expedient. The investment in the fixed-income fund may be redeemed on a quarterly basis with prior redemption notification of ninety days subject to withdrawal limitations. The investment is required to be held for a minimum of twelve months, and any subsequent quarterly redemption is limited to 25% of the investment or a complete redemption over four consecutive quarters in the amounts of 25%, 33%, 50%, and 100% of the remaining investment balance as of the first, second, third and fourth consecutive quarters, respectively.

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

Loans Receivable at Fair Value

Loans receivable at fair value are comprised of loans held by consolidated VIEs consisting of residential mortgage, corporate and commercial loans. Fair values of residential mortgage loans are determined using quoted prices for MBS issued by the respective VIE and adjusted for the fair values of the financial guarantees provided by MBIA Corp. on the related MBS. Fair values of corporate and commercial loans are either obtained from a pricing service and determined using actively quoted prices obtained from multiple market participants, or based on discounted cash flow methodologies. Loans receivable at fair value are categorized in Level 3 of the fair value hierarchy based on an unobservable input that is significant to the fair value measurement in its entirety.

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

Long-term Debt

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

The carrying amounts of accrued interest expense on all other long-term debt approximate fair value due to the short-term nature of the interest payment. Long-term debt is categorized in Level 2 of the fair value hierarchy.

Medium-term Notes

The fair values of certain MTNs are based on quoted market prices provided by third-party sources, where available. When quoted market prices are not available, the Company applies a matrix pricing grid to determine fair value based on the quoted market prices received for similar instruments and considering the MTNs’ stated maturity and interest rate. Nonperformance risk is included in the quoted market prices and the matrix pricing grid. The Company has elected to measure certain MTNs at fair value on a recurring basis with changes in fair value reflected in earnings. MTNs are categorized in Level 3 of the fair value hierarchy.

Investment Agreements

The fair values of investment agreements are determined using discounted cash flow techniques based on contractual cash flows and observable interest rates currently being offered for similar agreements with comparable maturity dates. Investment agreements contain collateralization and termination agreements that substantially mitigate the nonperformance risk of the Company. As the terms of the notes are private, and the timing and amount of contractual cash flows are not observable, these investment agreements are categorized in Level 3 of the fair value hierarchy.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Derivatives

The corporate segment has entered into derivative transactions primarily consisting of interest rate swaps. Fair values of OTC derivatives are determined using valuation models based on observable inputs, nonperformance risk of the Company and nonperformance risk of the counterparties. Observable and market-based inputs include interest rate yields, credit spreads and volatilities. These derivatives are categorized in Level 2 or Level 3 of the fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety.

Derivatives—Insurance

The derivative contracts insured by the Company cannot be legally traded and generally do not have observable market prices. The Company determines the fair values of insured credit derivatives using valuation models based on observable inputs and considering nonperformance risk of the Company. The valuation models are applied consistently from period to period, with refinements to the valuation technique being applied as and when the information becomes available. Negotiated settlements are also considered to validate the valuation models and to reflect assumptions the Company believes market participants would use.

Approximately 97% of the balance sheet fair value of insured credit derivatives as of December 31, 2016 was valued based on the Binomial Expansion Technique (“BET”) Model. Approximately 3% of the balance sheet fair value of insured credit derivatives as of December 31, 2016 was valued based on the internally developed Direct Price Model and the Dual Default model. The valuation of insured derivatives includes the impact of its credit standing. The insured credit derivatives are categorized as Level 3 of the fair value hierarchy based on unobservable inputs that are significant to the fair value measurement in its entirety.

Valuation Model Overview

The Company uses the BET Model to estimate what a bond insurer would charge to guarantee a transaction at the measurement date, based on the market-implied default risk of the underlying collateral and the remaining structural protection in a deductible or subordination.

Inputs to the process of determining fair value for structured transactions using the BET Model include estimates of collateral loss, allocation of loss to separate tranches of the capital structure, credit spreads, recovery rates and nonperformance risk and weighted average life.

As of December 31, 2016 and 2015, the Company’s net insured CDS derivative liability was $64 million and $85 million, respectively, based on the results of the aforementioned models. A significant driver of changes in fair value is MBIA Corp.’s nonperformance risk. In aggregate, the nonperformance calculation resulted in a pre-tax net insured derivative liability that was $11 million and $99 million lower than the net liability that would have been estimated if MBIA Corp. excluded nonperformance risk in its valuation as of December 31, 2016 and 2015, respectively.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Held For Sale

As of December 31, 2016, the Company estimated the fair value of the assets and liabilities of MBIA UK held for sale based on the fair value of the expected total consideration for the sale of MBIA UK. The fair value of the sale consideration is categorized in Level 2 of the fair value hierarchy. Refer to “Note 1: Business Developments and Risks and Uncertainties” for additional information about the sale of MBIA UK.

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

Ceded Financial Guarantees — The fair value of ceded financial guarantees is determined by applying the percentage ceded to reinsurers to the related fair value of the gross financial guarantees. The carrying value of ceded financial guarantees consists of prepaid reinsurance premiums and reinsurance recoverable on paid and unpaid losses as reported within “Other assets” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015. These tables exclude inputs used to measure fair value that are not developed by the Company, such as broker prices and other third-party pricing service valuations.

In millions	Fair Value as of December 31, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$916	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0%—28%(3%)
		Discounted cash flow	Multiples(1)
Loan repurchase commitments	404	Discounted cash flow	Recovery rates(2)
			Breach rates(2)
Liabilities of consolidated VIEs:
Variable interest entity notes	476	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0%—54%(24%)
Credit derivative liabilities, net:
CMBS	62	BET Model	Recovery rates	25%—40%(33%)
			Nonperformance risk	10%—32%(32%)
			Weighted average life (in years)	1.1—1.5(1.3)
			CMBS spreads	25%—35%(30%)
Multi-sector CDO	2	Direct Price Model	Nonperformance risk	58%—58%(58%)
Other derivative liabilities	20	Discounted cash flow	Cash flows	$ 0—$83($42)(3)

(1)—Unobservable inputs are not developed by the Company.

(2)—Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(3)—Midpoint of cash flows are used for the weighted average.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

In millions	Fair Value as of December 31, 2015	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,292	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0%—5%(1%)
Loan repurchase commitments	396	Discounted cash flow	Recovery rates(1)
			Breach rates(1)
Liabilities of consolidated VIEs:
Variable interest entity notes	1,267	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0%—37%(14%)
Credit derivative liabilities, net:
CMBS	72	BET Model	Recovery rates	25%—90%(66%)
			Nonperformance risk	33%—55%(54%)
			Weighted average life (in years)	1.1—3.2(1.6)
			CMBS spreads	0%—59%(19%)
Multi-sector CDO	3	Direct Price Model	Nonperformance risk	59%—59%(59%)
Other	10	BET Model and Dual Default	Recovery rates	42%—45%(43%)
			Nonperformance risk	59%—59%(59%)
			Weighted average life (in years)	0.5—7.3(1.9)
Other derivative liabilities	18	Discounted cash flow	Cash flows	$0—$83($42)(2)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The significant unobservable inputs used in the fair value measurement of the Company’s loan repurchase commitments of consolidated VIEs are the recovery rates and breach rates. Recovery rates reflect the estimates of future cash flows reduced for litigation delays and risks and/or potential financial distress of the sellers/servicers. The estimated recoveries of the loan repurchase commitments may differ from the actual recoveries that may be received in the future. Breach rates represent the rate at which mortgages fail to comply with stated representations and warranties of the sellers/servicers. Significant increases or decreases in the recovery rates and the breach rates would result in significantly higher or lower fair values of the loan repurchase commitments, respectively. Additionally, changes in the legal environment and the ability of the counterparties to pay would impact the recovery rate assumptions, which could significantly impact the fair value measurement. Any significant challenges by the counterparties to the Company’s determination of breaches of representations and warranties could have a material adverse impact on the fair value measurement. Recovery rates and breach rates are determined independently. Changes in one input will not necessarily have any impact on the other input.

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

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of December 31, 2016 and 2015:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2016
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$825	$112	$—		$—	$937
State and municipal bonds	—	1,440	—		—	1,440
Foreign governments	—	9	—		—	9
Corporate obligations	—	1,332	2	(1)	—	1,334
Mortgage-backed securities:
Residential mortgage-backed agency	—	868	—		—	868
Residential mortgage-backed non-agency	—	45	—		—	45
Commercial mortgage-backed	—	43	—		—	43
Asset-backed securities:
Collateralized debt obligations	—	7	15	(1)	—	22
Other asset-backed	—	257	44	(1)	—	301

Total fixed-maturity investments	825	4,113	61		—	4,999
Money market securities	521	—	—		—	521
Perpetual debt and equity securities	26	9	—		—	35
Fixed-income fund	—	—	—		—	75	(2)
Cash and cash equivalents	163	—	—		—	163
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	—	3	—		—	3

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2016
Assets of consolidated VIEs:
Corporate obligations	—	27	—		—	27
Mortgage-backed securities:
Residential mortgage-backed non-agency	—	149	—		—	149
Commercial mortgage-backed	—	52	—		—	52
Asset-backed securities:
Collateralized debt obligations	—	7	1	(1)	—	8
Other asset-backed	—	18	1	(1)	—	19
Cash	24	—	—		—	24
Loans receivable at fair value:
Residential loans receivable	—	—	916		—	916
Other loans receivable	—	—	150	(1)	—	150
Loan repurchase commitments	—	—	404		—	404
Derivative assets:
Currency derivatives	—	—	19	(1)	—	19

Total assets	$1,559	$4,378	$1,552		$—	$7,564

Liabilities:
Medium-term notes	$—	$—	$101	(1)	$—	$101
Derivative liabilities:
Insured derivatives:
Credit derivatives	—	2	64		—	66
Non-insured derivatives:
Interest rate derivatives	—	213	—		—	213
Other	—	—	20		—	20
Other liabilities:
Warrants	—	33	—		—	33
Liabilities of consolidated VIEs:
Variable interest entity notes	—	875	476		—	1,351

Total liabilities	$—	$1,123	$661		$—	$1,784

(1)—Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

(2)—Represents an investment that was measured at fair value by applying the net asset value per share practical expedient, and was not required to be classified in the fair value hierarchy.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2015
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$866	$110	$—		$—	$976
State and municipal bonds	—	1,685	41	(1)	—	1,726
Foreign governments	153	43	2	(1)	—	198
Corporate obligations	—	1,450	7	(1)	—	1,457
Mortgage-backed securities:
Residential mortgage-backed agency	—	993	—		—	993
Residential mortgage-backed non-agency	—	51	—		—	51
Commercial mortgage-backed	—	31	—		—	31
Asset-backed securities:
Collateralized debt obligations	—	5	29	(1)	—	34
Other asset-backed	—	281	38	(1)	—	319

Total fixed-maturity investments	1,019	4,649	117		—	5,785
Money market securities	354	—	—		—	354
Perpetual debt and equity securities	18	17	—		—	35
Fixed-income funds	—	—	—		—	173	(2)
Cash and cash equivalents	464	—	—		—	464
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	—	4	—		(1)	3

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2015
Assets of consolidated VIEs:
Corporate obligations	—	39	11	(1)	—	50
Mortgage-backed securities:
Residential mortgage-backed non-agency	—	172	—		—	172
Commercial mortgage-backed	—	672	—		—	672
Asset-backed securities:
Collateralized debt obligations	—	13	1	(1)	—	14
Other asset-backed	—	18	6	(1)	—	24
Cash	58	—	—		—	58
Loans receivable at fair value:
Residential loans receivable	—	—	1,185		—	1,185
Other loans receivable	—	—	107		—	107
Loan repurchase commitments	—	—	396		—	396
Derivative assets:
Currency derivatives	—	—	11	(1)	—	11

Total assets	$1,913	$5,584	$1,834		$(1)	$9,503

Liabilities:
Medium-term notes	$—	$—	$161	(1)	$—	$161
Derivative liabilities:
Insured derivatives:
Credit derivatives	—	3	85		—	88
Non-insured derivatives:
Interest rate derivatives	—	240	—		(32)	208
Other	—	—	18		—	18
Other liabilities:
Warrants	—	18	—		—	18
Securities sold, not yet purchased	18	—	—		—	18
Liabilities of consolidated VIEs:
Variable interest entity notes	—	1,095	1,267		—	2,362
Derivative liabilities:
Interest rate derivatives	—	45	—		—	45

Total liabilities	$18	$1,401	$1,531		$(32)	$2,918

(1)—Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

(2)—Represents investments that were measured at fair value by applying the net asset value per share practical expedient, and were not required to be classified in the fair value hierarchy.

Level 3 assets at fair value as of December 31, 2016 and 2015 represented approximately 21% and 19%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of December 31, 2016 and 2015 represented approximately 37% and 52%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of December 31, 2016 and 2015:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2016	Carry Value Balance as of December 31, 2016
Assets:
Other investments	$—	$2	$—	$2	$3
Assets held for sale	—	306	—	306	306
Accrued investment income(1)	—	40	—	40	40
Assets of consolidated VIEs:
Investments held-to-maturity	—	—	876	876	890

Total assets	$—	$348	$876	$1,224	$1,239

Liabilities:
Long-term debt	$—	$1,030	$—	$1,030	$1,986
Medium-term notes	—	—	478	478	794
Investment agreements	—	—	508	508	399
Payable for investments purchased(2)	—	32	—	32	32
Liabilities of consolidated VIEs:
Variable interest entity notes	—	—	882	882	890

Total liabilities	$—	$1,062	$1,868	$2,930	$4,101

Financial Guarantees:
Gross	$—	$—	$2,638	$2,638	$995
Ceded	—	—	18	18	43

(1)—Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2)—Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2015	Carry Value Balance as of December 31, 2015
Assets:
Other investments	$—	$—	$3	$3	$3
Accrued investment income(1)	—	38	—	38	38
Receivable for investments sold(1)	—	26	—	26	26
Assets of consolidated VIEs:
Investments held-to-maturity	—	—	2,401	2,401	2,689

Total assets	$—	$64	$2,404	$2,468	$2,756

Liabilities:
Long-term debt	$—	$762	$—	$762	$1,889
Medium-term notes	—	—	534	534	855
Investment agreements	—	—	595	595	462
Payable for investments purchased(2)	—	36	—	36	36
Liabilities of consolidated VIEs:
Variable interest entity notes	—	—	2,596	2,596	2,689

Total liabilities	$—	$798	$3,725	$4,523	$5,931

Financial Guarantees:
Gross	$—	$—	$3,093	$3,093	$1,530
Ceded	—	—	94	94	56

(1)—Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2)—Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the years ended December 31, 2016 and 2015:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2016

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2016
Assets:
Foreign governments	$2	$—	$—	$—	$(1)	$10	$—	$(10)	$—	$—	$(1)	$—	$—
Corporate obligations	7	—	—	—	—	—	—	—	—	2	(7)	2	—
Commercial mortgage-backed	—	—	—	—	—	—	—	—	(1)	1	—	—	—
Collateralized debt obligations	29	—	—	18	—	—	—	(32)	—	—	—	15	—
Other asset-backed	38	(1)	(1)	14	—	—	—	(3)	—	—	(3)	44	(1)
State and municipal bonds	41	—	—	—	—	122	—	(39)	(1)	2	(125)	—	—
Assets of consolidated VIEs:
Corporate obligations	11	—	(6)	—	—	—	—	(2)	—	2	(5)	—	—
Residential mortgage- backed non-agency	—	—	(1)	—	—	—	—	—	—	1	—	—	—
Commercial mortgage-backed	—	—	(4)	—	—	—	—	—	—	4	—	—	—
Collateralized debt obligations	1	—	—	—	—	—	—	—	—	—	—	1	—
Other asset-backed	6	—	(7)	—	—	—	—	—	—	5	(3)	1	—
Loans receivable- residential	1,185	—	(11)	—	—	—	—	(258)	—	—	—	916	(11)
Loans receivable-other	107	—	4	—	—	146	—	—	(107)	—	—	150	4
Loan repurchase commitments	396	—	8	—	—	—	—	—	—	—	—	404	8
Currency derivatives net	11	—	2	—	6	—	—	—	—	—	—	19	8

Total assets	$1,834	$(1)	$(16)	$32	$5	$278	$—	$(344)	$(109)	$17	$(144)	$1,552	$8

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of December 31, 2016
Liabilities:
Medium-term notes	$161	$—	$(3)	$—	$(1)	$—	$—	$(56)	$—	$—	$—	$101	$(4)
Credit derivatives, net	85	43	(21)	—	—	—	—	(43)	—	—	—	64	(13)
Other derivatives, net	18	—	2	—	—	—	—	—	—	—	—	20	2
Liabilities of consolidated VIEs:
VIE notes	1,267	—	(23)	—	—	9	—	(146)	(631)	—	—	476	(23)

Total liabilities	$1,531	$43	$(45)	$—	$(1)	$9	$—	$(245)	$(631)	$—	$—	$661	$(38)

(1)—Transferred in and out at the end of the period.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2015

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2015
Assets:
Foreign governments	$6	$—	$—	$—	$(1)	$—	$—	$—	$(3)	$—	$—	$2	$—
Corporate obligations	10	—	—	—	—	—	—	—	—	20	(23)	7	—
Commercial mortgage-backed	2	—	—	—	—	—	—	—	—	—	(2)	—	—
Collateralized debt obligations	87	—	—	3	—	—	—	(50)	(8)	1	(4)	29	—
Other asset-backed	85	(2)	—	(5)	—	4	—	(9)	(21)	12	(26)	38	—
State and municipal bonds	8	—	—	—	—	45	—	(10)	—	—	(2)	41	—
Assets of consolidated VIEs:
Corporate obligations	55	—	(4)	—	—	—	—	(5)	—	6	(41)	11	—
Residential mortgage- backed non-agency	3	—	1	—	—	—	—	(1)	—	2	(5)	—	—
Collateralized debt obligations	5	—	5	—	—	—	—	(1)	—	1	(9)	1	—
Other asset-backed	26	—	2	—	—	—	—	(9)	—	1	(14)	6	—
Loans receivable-residential	1,431	—	(13)	—	—	—	—	(233)	—	—	—	1,185	(13)
Loans receivable-other	—	—	(1)	—	—	108	—	—	—	—	—	107	(1)
Loan repurchase commitments	379	—	17	—	—	—	—	—	—	—	—	396	17
Currency derivatives, net	—	—	4	—	7	—	—	—	—	—	—	11	11

Total assets	$2,097	$(2)	$11	$(2)	$6	$157	$—	$(318)	$(32)	$43	$(126)	$1,834	$14

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of December 31, 2015
Liabilities:
Medium-term notes	$197	$—	$(16)	$—	$(20)	$—	$—	$—	$—	$—	$—	$161	$(36)
Credit derivatives, net	244	28	(159)	—	—	—	—	(28)	—	—	—	85	(145)
Other derivatives, net	24	—	(6)	—	—	—	—	—	—	—	—	18	(6)
Liabilities of consolidated VIEs:
VIE notes	735	—	(5)	—	—	695	—	(158)	—	—	—	1,267	(5)

Total liabilities	$1,200	$28	$(186)	$—	$(20)	$695	$—	$(186)	$—	$—	$—	$1,531	$(192)

(1)—Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

For the year ended December 31, 2016, transfers into Level 3 and out of Level 2 were principally related to other asset-backed, commercial mortgage-backed, corporate obligations, state and municipal bonds, and RMBS, where inputs, which are significant to their valuation, became unobservable during the period. Corporate obligations, other asset-backed, and state and municipal bonds, comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

For the year ended December 31, 2015, transfers into Level 3 and out of Level 2 were principally related to corporate obligations and other ABS, where inputs, which are significant to their valuation, became unobservable during the period. Corporate obligations, other ABS and CDOs comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the years ended December 31, 2016, 2015 and 2014 are reported on the Company’s consolidated statements of operations as follows:

In millions	Total Gains (Losses) Included in Earnings			Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of December 31,
	2016	2015	2014	2016	2015	2014
Revenues:
Unrealized gains (losses) on insured derivatives	$21	$159	$903	$13	$145	$20
Realized gains (losses) and other settlements on insured derivatives	(43)	(28)	(445)	—	—	—
Net gains (losses) on financial instruments at fair value and foreign exchange	1	39	18	1	42	12
Net investment losses related to other-than-temporary impairments	(1)	—	—	—	—	—
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	14	23	(32)	32	19	20

Total	$(8)	$193	$444	$46	$206	$52

Fair Value Option

The Company elected to record at fair value certain financial instruments that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following table presents the changes in fair value included in the Company’s consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 for financial instruments for which the fair value option was elected:

	Years Ended December 31,
In millions	2016	2015	2014
Investments carried at fair value(1)	$7	$(3)	$2
Fixed-maturity securities held at fair value-VIE(2)	(124)	(146)	(104)
Loans receivable at fair value:
Residential mortgage loans(2)	(268)	(246)	(182)
Other loans(2)	—	—	10
Loan repurchase commitments(2)	8	17	20
Medium-term notes(1)	4	36	6
Variable interest entity notes(2)	383	381	269

(1)—Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.

(2)—Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2016 and 2015 for loans and notes for which the fair value option was elected:

	As of December 31, 2016			As of December 31, 2015
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$965	$894	$71	$1,260	$1,149	$111
Residential mortgage loans (90 days or more past due)	143	22	121	177	36	141
Other loans	—	—	—	107	107	—
Other loans (90 days or more past due)	150	150	—	75	—	75

Total loans receivable at fair value	1,258	1,066	192	1,619	1,292	327
Variable interest entity notes	2,449	1,351	1,098	3,663	2,362	1,301
Medium-term notes	158	101	57	217	161	56

Substantially all gains and losses included in earnings during the years ended December 31, 2016 and 2015 on loans receivable and VIE notes reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the VIE notes, resulting in depressed pricing of the financial instruments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments

Investments, excluding those elected under the fair value option, include debt and equity securities classified as either AFS or HTM. Other AFS investments primarily comprise money market funds.

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and OTTI for AFS and HTM investments in the Company’s consolidated investment portfolio as of December 31, 2016 and 2015:

	December 31, 2016
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$909	$30	$(10)	$929	$—
State and municipal bonds	1,382	72	(15)	1,439	—
Foreign governments	8	—	—	8	—
Corporate obligations	1,352	20	(102)	1,270	(73)
Mortgage-backed securities:
Residential mortgage-backed agency	871	3	(12)	862	—
Residential mortgage-backed non-agency	50	1	(6)	45	(3)
Commercial mortgage-backed	41	—	—	41	—
Asset-backed securities:
Collateralized debt obligations	22	—	—	22	—
Other asset-backed	294	2	(3)	293	1

Total fixed-maturity investments	4,929	128	(148)	4,909	(75)
Money market securities	517	—	—	517	—
Perpetual debt and equity securities	4	1	—	5	—

Total AFS investments	$5,450	$129	$(148)	$5,431	$(75)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$890	$—	$(14)	$876	$—

Total HTM investments	$890	$—	$(14)	$876	$—

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

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of December 31, 2016. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$334	$334	$—	$—
Due after one year through five years	1,206	1,221	—	—
Due after five years through ten years	784	725	—	—
Due after ten years	1,327	1,366	890	876
Mortgage-backed and asset-backed	1,278	1,263	—	—

Total fixed-maturity investments	$4,929	$4,909	$890	$876

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of December 31, 2016 and 2015 was $11 million and $10 million, respectively. These deposits are required to comply with state insurance laws.

Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of December 31, 2016 and 2015, the fair value of securities pledged as collateral for these investment agreements approximated $416 million and $457 million, respectively. The Company’s collateral as of December 31, 2016 consisted principally of U.S. Treasury and government agency and state and municipal bonds, and was primarily held with major U.S. banks. Additionally, the Company pledged cash and money market securities as collateral under investment agreements in the amount of $6 million and $12 million as of December 31, 2016 and 2015, respectively.

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of December 31, 2016 and 2015:

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$432	$(10)	$—	$—	$432	$(10)
State and municipal bonds	339	(13)	18	(2)	357	(15)
Foreign governments	5	—	—	—	5	—
Corporate obligations	534	(29)	52	(73)	586	(102)
Mortgage-backed securities:
Residential mortgage-backed agency	436	(9)	122	(3)	558	(12)
Residential mortgage-backed non-agency	1	—	29	(6)	30	(6)
Commercial mortgage-backed	6	—	15	—	21	—
Asset-backed securities:
Collateralized debt obligations	7	—	15	—	22	—
Other asset-backed	112	(1)	49	(2)	161	(3)

Total AFS investments	$1,872	$(62)	$300	$(86)	$2,172	$(148)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$—	$—	$876	$(14)	$876	$(14)

Total HTM investments	$—	$—	$876	$(14)	$876	$(14)

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

Gross unrealized losses on AFS investments decreased as of December 31, 2016 compared with December 31, 2015 primarily due to narrowing of credit spreads, partially offset by higher interest rates.

Gross unrealized losses on HTM investments decreased as of December 31, 2016 compared with December 31, 2015 principally due to an increase in forecasted cash flows used in the Company’s fair value modeling. The increase in forecasted cash flows was primarily due to new and positive market information indicating a higher probability that cash flows will be adequate to repay principal and interest owing on the securities.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of December 31, 2016 and 2015 was 22 and 17 years, respectively. As of December 31, 2016 and 2015, there were 46 and 65 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 12 and 22 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of December 31, 2016:

	AFS Securities			HTM Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	6	$53	$50	—	$—	$—
> 15% to 25%	4	32	26	—	—	—
> 25% to 50%	1	1	1	—	—	—
> 50%	1	102	29	—	—	—

Total	12	$188	$106	—	$—	$—

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following table presents the fair value and gross unrealized loss by credit rating category of ABS, MBS and corporate obligations included in the Company’s consolidated AFS investment portfolio, as of December 31, 2016, for which fair value was less than amortized cost. The credit ratings are based on ratings from Moody’s as of December 31, 2016 or an alternate ratings source, such as S&P, when a security is not rated by Moody’s. For investments that are insured by various third-party guarantee insurers, the credit rating reflects the higher of the insurer’s rating or the underlying bond’s rating.

In millions	Aaa		Aa		A		Baa		Below Investment Grade		Not Rated		Total
Asset Type	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
ABS	$115	$(1)	$25	$—	$3	$—	$3	$—	$37	$(2)	$—	$—	$183	$(3)
MBS	563	(12)	13	—	—	—	3	—	18	(3)	12	(3)	609	(18)
Corporate obligations	102	(10)	143	(7)	237	(9)	72	(3)	3	—	29	(73)	586	(102)

Total	$780	$(23)	$181	$(7)	$240	$(9)	$78	$(3)	$58	$(5)	$41	$(76)	$1,378	$(123)

The total ABS, MBS and corporate obligations reported in the preceding table include those which are guaranteed by financial guarantors. In addition, the following table presents information on ABS and MBS guaranteed by the Company and third-party financial guarantors.

			Insured Securities Rated Below Investment Grade without the Effect of Guarantee
Asset Type	Average Credit Rating with the Effect of Guarantee	Average Credit Rating without the Effect of Guarantee	(in millions)	Percentage
			Fair Value
ABS	Below Investment Grade	Below Investment Grade	$37	72%
MBS	Below Investment Grade	Below Investment Grade	$17	100%

Refer to the table within the OTTI section of this note for information on the insured securities included in the table above.

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of December 31, 2016 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

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

The following table provides information about securities held by the Company as of December 31, 2016 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

		Unrealized	Insurance Loss
In millions	Fair Value	Loss	Reserve(2)
Asset-backed:
MBIA(1)	$51	$(2)	$4
Mortgage-backed:
MBIA(1)	17	(3)	15
Other:
MBIA(1)	14	(1)	—

Total	$82	$(6)	$19

(1)—Includes investments insured by MBIA Corp. and National.

(2)—Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

Credit Loss Rollforward

The portion of certain OTTI losses on fixed-maturity securities that does not represent credit losses is recognized in AOCI. For these impairments, the net amount recognized in earnings represents the difference between the amortized cost of the security and the net present value of its projected future discounted cash flows prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the OTTI losses was recognized in AOCI, and the corresponding changes in such amounts. The additional credit loss impairments for the years ended December 31, 2016, 2015 and 2014, primarily related to a corporate obligation that incurred liquidity concerns, ongoing credit risk and other adverse financial conditions.

In millions	Years Ended December 31,
Credit Losses Recognized in Earnings Related to OTTI	2016	2015	2014
Beginning balance	$26	$16	$175
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	—	15
Additions for credit loss impairments recognized in the current period on securities previously impaired	4	10	1
Reductions for credit loss impairments previously recognized on securities sold during the period	(1)	—	(174)
Reductions for increases in cash flows expected to be collected over the remaining life of the security	—	—	(1)

Ending balance	$29	$26	$16

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Sales of Available-for-Sale Investments

Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The increase in proceeds and net gains on the sales of investments for the year ended December 31, 2016 compared with 2015 and 2014 was primarily due to sales as a result of favorable market conditions and to generate liquidity for payments on certain Puerto Rico exposures. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Years Ended December 31,
In millions	2016	2015	2014
Proceeds from sales	$2,412	$1,145	$757
Gross realized gains	$84	$32	$66
Gross realized losses	$(23)	$(16)	$(15)

Note 9: Derivative Instruments

U.S. Public Finance Insurance

The Company’s derivative exposure within its U.S. public finance insurance operations primarily consists of insured interest rate and inflation-linked swaps related to insured U.S. public finance debt issues. These derivatives do not qualify for the financial guarantee scope exception and are accounted for as derivative instruments.

Corporate

The Company has entered into derivative instruments primarily consisting of interest rate swaps to manage the risks associated with fluctuations in interest rates of certain contracts.

International and Structured Finance Insurance

The Company has entered into derivative instruments to provide financial guarantee insurance to structured finance transactions that do not qualify for the financial guarantee scope exception and, therefore, are accounted for as derivatives. These insured CDS contracts, primarily referencing corporate obligations, CMBS, RMBS, ABS and commercial real estate loans and CDOs, are intended to be held for the entire term of the contract unless a settlement with the counterparty is negotiated. The Company no longer insures new CDS contracts. The Company’s derivative exposure within its international and structured finance insurance segment also includes insured interest rate and inflation-linked swaps related to insured debt issues.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of December 31, 2016 and 2015. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

$ in millions	As of December 31, 2016
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	3.8 Years	$—	$—	$115	$—	$473	$588	$(64)
Insured swaps	15.7 Years	—	137	2,146	732	20	3,035	(2)
Insured swaps—held for sale	14.3 Years	—	—	—	420	—	420	—

Total notional		$—	$137	$2,261	$1,152	$493	$4,043

Total fair value		$—	$—	$(1)	$(1)	$(64)		$(66)

$ in millions	As of December 31, 2015
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	2.1 Years	$1,947	$—	$300	$—	$961	$3,208	$(85)
Insured swaps	16.5 Years	—	109	2,715	940	22	3,786	(3)

Total notional		$1,947	$109	$3,015	$940	$983	$6,994

Total fair value		$—	$—	$(4)	$(2)	$(82)		$(88)

Internal credit ratings assigned by MBIA on the underlying collateral are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future debt service payments that MBIA may be required to make under these guarantees as of December 31, 2016 is $637 million. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

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

Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of December 31, 2016, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $1 million. All of the $1 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities. As of December 31, 2015, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $50 million. Of this amount, $31 million is netted within “Derivative liabilities” and $19 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities. As of December 31, 2016 and 2015, the Company had securities with a fair value of $276 million and $259 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheets.

As of December 31, 2016 and 2015, the fair value on one Credit Support Annex (“CSA”) was $3 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of December 31, 2016, the counterparty was rated A1 by Moody’s and A by S&P, and as of December 31, 2015, the counterparty was rated A2 by Moody’s and A by S&P.

Financial Statement Presentation

The fair value of amounts recognized for eligible derivative contracts executed with the same counterparty under a master netting agreement, including any cash collateral that may have been received or posted by the Company, is presented on a net basis in accordance with accounting guidance for the offsetting of fair value amounts related to derivative instruments. Insured CDS and insured swaps are not subject to master netting agreements. VIE derivative assets and liabilities are not presented net of any master netting agreements. Counterparty netting of derivative assets and liabilities offsets balances in “Interest rate swaps” as of December 31, 2016 and 2015.

As of December 31, 2016, the total fair value of the Company’s derivative assets was $25 million, of which $23 million was reported within “Other assets” and “Other assets” presented under “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. Embedded derivatives of $2 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

As of December 31, 2016, the total fair value of the Company’s derivative liabilities was $316 million, of which $299 million was reported within “Derivative liabilities” on the Company’s consolidated balance sheets. Embedded derivatives of $17 million were reported within “Medium-term notes” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of December 31, 2016:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$588	Other assets	$—	Derivative liabilities	$(64)
Insured swaps	3,035	Other assets	—	Derivative liabilities	(2)
Insured swaps-held for sale	420	Assets held for sale	—	Liabilities held for sale	—
Interest rate swaps	1,062	Other assets	3	Derivative liabilities	(213)
Interest rate swaps-embedded	376	Medium-term notes	2	Medium-term notes	(17)
Currency swaps-VIE	71	Other assets-VIE	20	Derivative liabilities-VIE	—
All other	83	Other assets	—	Derivative liabilities	(20)
All other-VIE	35	Other assets-VIE	—	Derivative liabilities-VIE	—
All other-embedded	5	Other investments	—	Other investments	—

Total non-designated derivatives	$5,675		$25		$(316)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of December 31, 2015:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$3,208	Other assets	$—	Derivative liabilities	$(85)
Insured swaps	3,786	Other assets	—	Derivative liabilities	(3)
Interest rate swaps	1,153	Other assets	4	Derivative liabilities	(240)
Interest rate swaps-VIE	899	Other assets-VIE	—	Derivative liabilities-VIE	(45)
Interest rate swaps-embedded	396	Medium-term notes	5	Medium-term notes	(15)
Currency swaps-VIE	83	Other assets-VIE	11	Derivative liabilities-VIE	—
All other	83	Other assets	—	Derivative liabilities	(18)
All other-VIE	241	Other assets-VIE	—	Derivative liabilities-VIE	—
All other-embedded	10	Other investments	—	Other investments	—

Total non-designated derivatives	$9,859		$20		$(406)

(1)—In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

The following table presents the effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014:

In millions	Location of Gain (Loss) Recognized in Income on Derivative	Years Ended December 31,
Derivatives Not Designated as Hedging Instruments		2016	2015	2014
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$21	$157	$888
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(40)	(28)	(413)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(11)	(108)	(78)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	8	31	—
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	9	10	11
All other	Unrealized gains (losses) on insured derivatives	—	—	15
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(2)	7	6
All other	Realized gains (losses) and other settlements on insured derivatives	—	—	(31)

Total		$(15)	$69	$398

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Debt

Long-Term Debt

The Company’s long-term debt consists of notes and debentures including accrued interest as follows:

	As of December 31,
In millions	2016	2015
6.400% Senior Notes due 2022(1)	$266	$266
7.000% Debentures due 2025	46	46
7.150% Debentures due 2027	100	100
6.625% Debentures due 2028	141	141
5.700% Senior Notes due 2034(2)	21	21
Surplus Notes due 2033(3)	940	940
Accrued interest	506	394
Debt issuance costs	(34)	(19)

Total	$1,986	$1,889

(1)—Callable on or after August 15, 2006 at par.

(2)—Callable anytime at the greater of par or the present value of the remaining scheduled payments of principal and interest.

(3)—Contractual interest rate is based on three month LIBOR plus 11.26%.

In addition to the preceding table, as of December 31, 2016, National owned $136 million principal amount of the 5.700% Senior Notes due 2034 and MBIA Inc., through its corporate segment, owned $13 million of MBIA Corp. surplus notes that are eliminated on a consolidated basis.

Interest and principal payments on the surplus notes are subject to prior approval by the NYSDFS. From the January 15, 2013 interest payment to the present, MBIA Corp.’s requests for approval of the note interest payments have been denied by the NYSDFS. MBIA Corp. provides notice to the Fiscal Agent when it does not make a scheduled interest payment. The deferred interest payment will become due on the first business day on or after which MBIA Corp. obtains approval to make such payment. No interest will accrue on the deferred interest. The surplus notes were callable at par at the option of MBIA Corp. on the fifth anniversary of the date of issuance, and are callable at par on January 15, 2018 and every fifth anniversary thereafter and are callable on any other date at par plus a make-whole amount, subject to prior approval by the Superintendent and other restrictions. The cash received from the issuance of surplus notes was used for general business purposes and the deferred debt issuance costs are being amortized over the term of the surplus notes.

The aggregate maturities of principal payments of long-term debt obligations in each of the next five years ending December 31, and thereafter, are as follows:

In millions	2017	2018	2019	2020	2021	Thereafter	Total
Corporate debt	$—	$—	$—	$—	$—	$574	$574
Surplus Notes due 2033	—	940	—	—	—	—	940

Total debt obligations due	$—	$940	$—	$—	$—	$574	$1,514

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Debt (continued)

Other Long-Term Debt

In connection with the Zohar II Claim, in January of 2017, MBIA Corp. consummated the Facility with the Senior Lenders and with MBIA Inc., pursuant to which the Senior Lenders have provided $325 million of senior financing and MBIA Inc. has provided $38 million of subordinated financing to MZ Funding, which in turn lent the proceeds of such financing to MBIA Corp. Under the Facility, MBIA Inc. has agreed to provide an additional $50 million subordinated financing to MZ Funding, which MZ Funding would then lend to MBIA Corp., if needed by MBIA Insurance Corporation for liquidity purposes. The loans to MBIA Corp. under the Facility mature on January 20, 2020 and bear interest at 14% per annum. The Facility is secured by a first priority security interest in all of MBIA Corp.’s right, title and interest in to recovery of its claims from the assets of Zohar I and Zohar II which include, among other things, loans made to, and equity interests in, companies purportedly controlled by the Zohar Sponsor and any claims that the Company may have against the Zohar Sponsor.

Investment Agreements

Certain investment agreements provide for early termination, including, in some cases, with make-whole payments, upon certain contingent events including the bankruptcy of MBIA Inc. or the commencement of an insolvency proceeding with respect to MBIA Corp. Upon the occurrence of certain contractually agreed-upon events, some of these funds may be withdrawn by the investor prior to their contractual maturity dates. All of the investment agreements have been collateralized in accordance with the contractual terms.

Investment agreements have been issued with either fixed or floating interest rates in U.S. dollars. As of December 31, 2016, the annual interest rates on these agreements ranged from 4.48% to 6.89% and the weighted average interest rate was 5.66%. As of December 31, 2015, the annual interest rates on these agreements ranged from 4.40% to 6.89% and the weighted average interest rate was 5.56%. Expected principal payments due under these investment agreements in each of the next five years ending December 31 and thereafter, based upon contractual maturity dates, are as follows:

In millions	Principal Amount
Maturity date:
2017	$56
2018	17
2019	7
2020	35
2021	3
Thereafter	342

Total expected principal payments(1)	$460
Less discount and other adjustments(2)	61

Total	$399

(1)—Amounts reflect principal due at maturity for investment agreements issued at a discount.

(2)—Includes discounts net of carrying amount adjustments of $66 million, net of accrued interest of $5 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Debt (continued)

Medium-Term Notes

MTNs are denominated in U.S. dollars or foreign currencies and accrue interest based on fixed or floating interest rates. Certain MTNs are measured at fair value in accordance with the accounting guidance for hybrid financial instruments. As of December 31, 2016, the interest rates of the MTNs ranged from 0% to 6.00% and the weighted average interest rate was 2.43%. As of December 31, 2015, the interest rates of the MTNs ranged from 0% to 6.40% and the weighted average interest rate was 2.42%. During 2016, the Company repurchased $6 million par value outstanding at a cost of approximately 97% of par value and redeemed $4 million at par value of MTNs issued by the Company’s corporate segment. Expected principal payments due under MTN obligations based on their contractual maturity dates are as follows:

In millions	Principal Amount
Maturity date:
2017	$36
2018	57
2019	54
2020	—
2021	106
Thereafter	975

Total expected principal payments(1)	$1,228
Less discount and other adjustments(2)	333

Total	$895

(1)—Amounts reflect principal due at maturity for notes issued at a discount.

(2)—Includes discounts net of carrying amount adjustments and bifurcated embedded derivatives of $279 million, fair value adjustments of $57 million, net of accrued interest of $3 million.

Variable Interest Entity Notes

VIE notes are variable interest rate debt instruments that were issued primarily in U.S. dollars by consolidated VIEs within the Company’s international and structured finance insurance segment. These VIE notes consist of debt instruments issued by issuer-sponsored consolidated VIEs collateralized by assets held by those consolidated VIEs. As of December 31, 2016, for VIE notes not accounted for at fair value, contractual interest rates ranged from 1.07% to 2.77% and the weighted average interest rate was 2.25%.

The maturity of the Company’s international and structured finance insurance segment’s VIE notes, as of December 31, 2016 is presented in the following table:

In millions	Principal Amount
Maturity date:
2017	$220
2018	238
2019	173
2020	124
2021	140
Thereafter	1,346

Total	$2,241	(1)

(1)—Includes $1.4 billion of VIE notes accounted for at fair value as of December 31, 2016.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes

Income (loss) from operations before provision (benefit) for income taxes consisted of:

	Years Ended December 31,
In millions	2016	2015	2014
Domestic	$(362)	$303	$574
Foreign	23	(14)	67

Income (loss) before income taxes	$(339)	$289	$641

The Company files a consolidated tax return that includes all of its U.S. subsidiaries and foreign branches. The Company also files tax returns in the United Kingdom, Spain, and various state and local jurisdictions. Income tax expense (benefit) on income (loss) and shareholders’ equity consisted of:

	Years Ended December 31,
In millions	2016	2015	2014
Current taxes:
Federal	$4	$—	$—
State	1	1	10
Foreign	—	2	12
Deferred taxes:
Federal	(8)	97	48
Foreign	2	9	2

Provision (benefit) for income taxes	(1)	109	72

Income taxes charged (credited) to shareholders’ equity related to:
Change in unrealized gains (losses) on AFS securities	8	(30)	89
Change in AFS securities with OTTI	5	—	(29)
Change in foreign currency translation	1	(14)	(13)
Share-based compensation	—	9	2

Total income taxes charged (credited) to shareholders’ equity	14	(35)	49

Total effect of income taxes	$13	$74	$121

A reconciliation of the U.S. federal statutory tax rate of 35% to the Company’s effective income tax rate for the years ended December 31, 2016, 2015 and 2014 is presented in the following table:

	Years Ended December 31,
	2016	2015	2014
Federal income tax computed at the statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Mark-to-market on warrants	(1.5)%	(1.2)%	(1.6)%
Change in valuation allowance	(2.2)%	0.0%	(13.5)%
Change in uncertain tax positions	0.0%	0.0%	(9.1)%
Non deductible compensation	(1.4)%	2.7%	0.0%
Deferred inventory adjustments	3.6%	0.0%	0.0%
Basis difference in foreign subsidiary	(33.0)%	0.0%	0.0%
Other	(0.3)%	1.2%	0.4%

Effective tax rate	0.2%	37.7%	11.2%

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

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2016 and 2015 are presented in the following table:

	As of December 31,
In millions	2016	2015
Deferred tax liabilities:
Unearned premium revenue	$143	$159
Deferral of cancellation of indebtedness income	46	68
Deferred acquisition costs	42	56
Net gains on financial instruments at fair value and foreign exchange	4	—
Partnership basis difference	36	30
Basis difference in foreign subsidiaries	64	40
Other	23	86

Total gross deferred tax liabilities	358	439

Deferred tax assets:
Compensation and employee benefits	19	19
Accrued interest	177	137
Loss and loss adjustment expense reserves	142	119
Net operating loss	929	963
Foreign tax credits	7	9
Net unrealized losses on insured derivatives	29	35
Net losses on financial instruments at fair value and foreign exchange	—	45
Net unrealized losses in accumulated other comprehensive income	6	15
Alternative minimum tax credit carryforward	26	22
Net deferred taxes on VIEs	—	14

Total gross deferred tax assets	1,335	1,378

Valuation allowance	7	—

Net deferred tax asset	$970	$939

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

However, as the prediction of adequate future taxable income and foreign sourced income within the carryforward period is not assured, the Company has concluded that a valuation allowance for the foreign tax credits being carried forward is appropriate. As of December 31, 2016, the valuation allowance was $7 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

It is also possible that some or all of the Company’s foreign tax credits expected to offset U.S. taxes on the sale of MBIA UK could ultimately expire unused. Therefore, a valuation allowance to reduce the Company’s U.S. deferred tax asset related to foreign tax credits may be required at the time the sale of MBIA UK is completed.

In accordance with accounting guidance for income taxes, the netting of deferred taxes between different taxpaying jurisdictions is not permitted. As of December 31, 2015, there was also a non-U.S. deferred tax liability of $12 million included in “Other liabilities” on the Company’s consolidated balance sheet.

Due to held for sale accounting of MBIA UK as of December 31, 2016, $36 million of deferred tax liabilities has been reported within “Liabilities held for sale” on MBIA’s consolidated balance sheet.

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

Treatment of Undistributed Earnings of Certain Foreign Subsidiaries—“Accounting for Income Taxes—Special Areas”

As of December 31, 2015, U.S. deferred income taxes were provided on the differences in the book and tax basis in the Company’s carrying value of MBIA UK and certain other entities on the basis that foreign dividends would be remitted over time as the Company no longer intended to permanently reinvest these earnings. Due to the held for sale accounting for MBIA UK as of December 31, 2016, the Company has revised its calculation of deferred income taxes with respect to the differences in book and tax basis. The revision to deferred taxes related to MBIA UK is due to a change in assertion of MBIA UK paying future dividends over time to calculating deferred taxes on the basis of the sale of MBIA UK.

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in unrecognized tax benefits (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of December 31, 2016 and 2015, the Company had no UTB.

In millions
Unrecognized tax benefit as of January 1, 2014	$65
The gross amount of the increase/(decrease) in the UTB as a result of tax positions taken:
During a prior year	(61)
The amounts of decreases in the UTB as a result of the applicable statute of limitations	—
The amounts of decreases in the UTB related to settlements with taxing authorities	(4)

Unrecognized tax benefit as of December 31, 2014	$—
The gross amount of the increase/(decrease) in the UTB as a result of tax positions taken:
During a prior year	—
During the current year	—
The amounts of decreases in the UTB related to settlements with taxing authorities	—

Unrecognized tax benefit as of December 31, 2015	$—
The gross amount of the increase/(decrease) in the UTB as a result of tax positions taken:
During the current year	—
The amounts of decreases in the UTB related to settlements with taxing authorities	—
The reduction in the UTB as a result of the applicable statute of limitations	—

Unrecognized tax benefit as of December 31, 2016	$—

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

Federal income tax returns through 2011 have been examined or surveyed.

As of December 31, 2016, the Company’s net operating loss (“NOL”) is approximately $2.7 billion. The NOL will expire between tax years 2029 through 2034. As of December 31, 2016, the Company has a foreign tax credit carryforward of $7 million, which will expire between tax years 2019 through 2026. As of December 31, 2016, the Company has an alternative minimum tax credit carryforward of $26 million, which does not expire.

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

The Company manages its businesses across three operating segments: 1) U.S. public finance insurance; 2) corporate; and 3) international and structured finance insurance. The Company’s U.S. public finance insurance business is operated through National and its international and structured finance insurance business is operated through MBIA Corp. Prior to 2015, the Company managed two other operating segments, advisory services and conduit. During 2014, the Company dissolved its conduit segment by extinguishing the remaining liabilities of the segment and liquidating the Company’s remaining conduit, Meridian. Effective January 1, 2015, the Company exited its advisory services business with the completed sale of Cutwater to a subsidiary of The Bank of New York Mellon Corporation.

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

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

International and Structured Finance Insurance

The Company’s international and structured finance insurance segment is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, non-U.S. public finance and global structured finance insured obligations when due, or in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise. MBIA Corp. insures the investment contracts written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. MBIA Corp. insures debt obligations of the following affiliates:

•	MBIA Inc.;

•	GFL;

•	IMC; and

•	LaCrosse Financial Products, LLC, a wholly-owned affiliate, in which MBIA Insurance Corporation has written insurance policies guaranteeing the obligations under CDS. Certain policies cover payments potentially due under CDS, including termination payments that may become due in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS or derivatives contracts by the insured counterparty or by the guarantor.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

Segments Results

The following tables provide the Company’s segment results for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$335	$24	$121	$—		$480
Net change in fair value of insured derivatives	—	—	(19)	—		(19)
Net gains (losses) on financial instruments at fair value and foreign exchange	72	(14)	26	—		84
Net investment losses related to other-than-temporary impairments	(4)	(1)	—	—		(5)
Net gains (losses) on extinguishment of debt	—	5	—	—		5
Other net realized gains (losses)	2	(5)	(279)	—		(282)
Revenues of consolidated VIEs	—	—	31	—		31
Inter-segment revenues(2)	22	58	51	(131)		—

Total revenues	427	67	(69)	(131)		294
Losses and loss adjustment	74	—	146	—		220
Operating	40	80	57	—		177
Interest	—	91	106	—		197
Expenses of consolidated VIEs	—	—	39	—		39
Inter-segment expenses(2)	69	4	52	(125)		—

Total expenses	183	175	400	(125)		633

Income (loss) before income taxes	244	(108)	(469)	(6)		(339)
Provision (benefit) for income taxes	68	(15)	(52)	(2)		(1)

Net income (loss)	$176	$(93)	$(417)	$(4)		$(338)

Identifiable assets	$5,077	$2,479	$6,486	$(2,905)	(3)	$11,137

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

	Year Ended December 31, 2015
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$389	$27	$114	$—		$530
Net change in fair value of insured derivatives	—	—	129	—		129
Net gains (losses) on financial instruments at fair value and foreign exchange	14	58	(9)	—		63
Net investment losses related to other-than-temporary impairments	(10)	(3)	—	—		(13)
Net gains (losses) on extinguishment of debt	—	(1)	—	—		(1)
Other net realized gains (losses)	(4)	21	—	—		17
Revenues of consolidated VIEs	—	—	128	—		128
Inter-segment revenues(2)	34	67	63	(164)		—

Total revenues	423	169	425	(164)		853
Losses and loss adjustment	5	—	118	—		123
Operating	38	79	73	—		190
Interest	—	97	102	—		199
Expenses of consolidated VIEs	—	—	52	—		52
Inter-segment expenses(2)	89	7	64	(160)		—

Total expenses	132	183	409	(160)		564

Income (loss) before income taxes	291	(14)	16	(4)		289
Provision (benefit) for income taxes	100	7	3	(1)		109

Net income (loss)	$191	$(21)	$13	$(3)		$180

Identifiable assets	$5,265	$2,599	$9,870	$(2,898)	(3)	$14,836

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

	Year Ended December 31, 2014
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Advisory Services	Conduit	Eliminations		Consolidated
Revenues(1)	$373	$42	$189	$12	$—	$—		$616
Net change in fair value of insured derivatives	1	—	458	—	—	—		459
Net gains (losses) on financial instruments at fair value and foreign exchange	26	55	—	(3)	—	—		78
Net investment losses related to other-than-temporary impairments	(15)	—	—	—	—	—		(15)
Net gains (losses) on extinguishment of debt	—	3	—	—	—	—		3
Other net realized gains (losses)	14	2	12	—	—	—		28
Revenues of consolidated VIEs	—	—	105	(8)	4	—		101
Inter-segment revenues(2)	44	46	55	22	(1)	(166)		—

Total revenues	443	148	819	23	3	(166)		1,270
Losses and loss adjustment	(10)	—	143	—	—	—		133
Operating	38	87	72	42	—	—		239
Interest	—	101	109	—	—	—		210
Expenses of consolidated VIEs	—	—	47	—	—	—		47
Inter-segment expenses(2)	78	15	64	6	9	(172)		—

Total expenses	106	203	435	48	9	(172)		629

Income (loss) before income taxes	337	(55)	384	(25)	(6)	6		641
Provision (benefit) for income taxes	115	(173)	134	(6)	—	2		72

Net income (loss)	$222	$118	$250	$(19)	$(6)	$4		$569

Identifiable assets	$5,887	$2,838	$10,073	$793	$—	$(3,328)	(3)	$16,263

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

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
In millions	2016	2015	2014
Total premiums earned:
United States	$238	$310	$299
United Kingdom	27	30	36
Europe (excluding United Kingdom)	4	4	7
Internationally diversified	3	3	9
Other Americas	26	29	49
Asia	2	3	4
Other	4	6	12

Total	$304	$385	$416

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

As of December 31, 2016, insurance in force, which represents principal and interest or other amounts owing on insured obligations, had an expected maturity range of 1 to 41 years. The distribution of MBIA Corp.’s and National’s combined insurance in force by geographic location, excluding $1.9 billion and $2.2 billion relating to debt obligations guaranteed by MBIA Corp. on behalf of affiliated companies as of December 31, 2016 and 2015, respectively, is presented in the following table:

	As of December 31,
$ in billions	2016		2015
Geographic Location	Insurance in Force	% of Insurance in Force	Insurance in Force	% of Insurance in Force
California	$42.7	18.1%	$55.5	17.0%
New York	16.6	7.0%	23.4	7.1%
Illinois	15.4	6.5%	20.5	6.3%
New Jersey	11.5	4.9%	13.7	4.2%
Texas	9.1	3.9%	14.5	4.4%
Florida	8.7	3.7%	15.2	4.7%
Puerto Rico	8.6	3.6%	9.0	2.8%
Virginia	5.2	2.2%	6.2	1.9%
Hawaii	5.2	2.2%	6.1	1.9%
Colorado	5.1	2.2%	6.9	2.1%

Subtotal	128.1	54.3%	171.0	52.4%
Nationally diversified	20.4	8.6%	28.9	8.9%
Other states	57.0	24.2%	90.4	27.6%

Total United States	205.5	87.1%	290.3	88.9%

Internationally diversified	0.5	0.2%	1.1	0.3%
Country specific	29.9	12.7%	35.2	10.8%

Total non-United States	30.4	12.9%	36.3	11.1%

Total	$235.9	100.0%	$326.6	100.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

The insurance in force by type of bond, excluding transactions guaranteed by MBIA Corp. on behalf of affiliated companies, is presented in the following table:

	As of December 31,
$ in billions	2016		2015
Bond type	Insurance in Force	% of Insurance in Force	Insurance in Force	% of Insurance in Force
Global public finance—United States:
General obligation(1)	$64.6	27.4%	$89.4	27.4%
General obligation—lease	12.2	5.2%	20.0	6.1%
Municipal utilities	26.1	11.0%	41.8	12.8%
Tax-backed	33.0	14.0%	41.6	12.7%
Transportation	21.7	9.2%	28.9	8.8%
Higher education	6.8	2.9%	13.5	4.1%
Health care	4.2	1.8%	6.6	2.0%
Military housing	16.8	7.1%	17.3	5.3%
Investor-owned utilities (2)	3.7	1.6%	5.4	1.7%
Municipal housing	0.7	0.3%	1.5	0.5%
Other(3)	1.7	0.7%	1.5	0.5%

Total United States	191.5	81.2%	267.5	81.9%

Global public finance—non-United States:
International utilities	10.1	4.3%	12.1	3.7%
Sovereign-related and sub-sovereign(4)	11.3	4.8%	13.7	4.2%
Transportation	7.1	3.0%	7.6	2.3%
Local governments	0.1	0.0%	0.3	0.1%
Tax-backed	0.2	0.1%	0.2	0.1%

Total non-United States	28.8	12.2%	33.9	10.4%

Total global public finance	220.3	93.4%	301.4	92.3%

Global structured finance:
Collateralized debt obligations	2.7	1.1%	6.4	1.9%
Mortgage-backed residential	6.3	2.7%	8.0	2.5%
Mortgage-backed commercial	0.7	0.3%	0.9	0.3%
Consumer asset-backed	1.2	0.5%	1.6	0.5%
Corporate asset-backed(5)	4.7	2.0%	8.3	2.5%

Total global structured finance	15.6	6.6%	25.2	7.7%

Total	$235.9	100.0%	$326.6	100.0%

(1)—Includes general obligation unlimited and limited (property) tax bonds, general fund obligation bonds and pension obligation bonds of states, cities, counties, schools and special districts.

(2)—Includes investor owned utilities, industrial development and pollution control revenue bonds.

(3)—Includes certain non-profit enterprises, stadium related financing and student loans.

(4)—Includes regions, departments or their equivalent in each jurisdiction as well as sovereign owned entities that are supported by a sovereign state, region or department.

(5)—Includes $2.6 billion and $5.1 billion of structured insurance securitizations as of December 31, 2016 and 2015, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

Included in the preceding tables, as of December 31, 2016, there was $18.6 billion of insurance in force related to MBIA UK, which was sold to Assured in January of 2017. Refer to “Note 1: Business Developments and Risks and Uncertainties” for a discussion on the sale of MBIA UK. The insurance operations have entered into certain guarantees of derivative contracts, included in the preceding tables, which are accounted for as derivative instruments. MBIA generally guarantees the timely payment of principal and interest related to these derivatives upon the occurrence of a credit event with respect to a referenced obligation. The maximum amount of future payments that MBIA may be required to make under these guarantees is $1 billion. MBIA’s guarantees of derivative contracts have a legal maximum maturity range of 1 to 40 years. A small number of insured credit derivative contracts have long-dated maturities, which comprise the longest maturity dates of the underlying collateral. However, the expected maturities of such contracts are much shorter due to amortizations and prepayments in the underlying collateral pools. The fair values of these guarantees as of December 31, 2016 and 2015 are recorded on the consolidated balance sheets as derivative liabilities, representing gross losses, of $66 million and $88 million, respectively.

Investment agreement contracts and MTNs issued by the Company’s corporate segment are insured by MBIA Corp. and are not included in the previous tables. If MBIA Inc. or these subsidiaries were to have insufficient assets to pay amounts due, MBIA Corp. would be obligated to make such payments under its insurance policies. As of December 31, 2016, the maximum amount of future payments that MBIA Corp. could be required to make under these guarantees is $1.9 billion. These guarantees, which have a maximum maturity range of 1 to 21 years, were entered into on an arm’s length basis. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover amounts paid under the guarantee.

Reinsured Exposure

Reinsurance enables the Company to cede exposure for purposes of syndicating risk. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The Company does not use reinsurance on new policies to decrease its insured exposure.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. The Company remains liable on a primary basis for all reinsured risk. MBIA believes that its reinsurers remain capable of meeting their obligations, although, there can be no assurance of such in the future.

The aggregate amount of insurance in force ceded by MBIA to reinsurers was $7.6 billion and $9.5 billion as of December 31, 2016 and 2015, respectively. Included in the reinsurance insurance in force as of December 31, 2016 was $267 million related to MBIA UK.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

As of December 31, 2016, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $4.2 billion compared with $5.3 billion as of December 31, 2015. As of December 31, 2016, $3.4 billion of the ceded par outstanding was ceded from the Company’s U.S. public finance insurance segment and $804 million was ceded from the Company’s international and structured finance insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. The following table presents information about the Company’s reinsurance agreements as of December 31, 2016 for its U.S. public finance and international and structured finance insurance operations.

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding(1)	Letters of Credit/Trust Accounts	Reinsurance Recoverable(2)
Assured Guaranty Re Ltd.	AA	WR(3)	$2,402	$26	$—
	(Stable Outlook)
Assured Guaranty Corp.	AA	A3	1,391	—	6
	(Stable Outlook)	(Stable Outlook)
Overseas Private	AA+	Aaa	264	—	—
Investment Corporation	(Stable Outlook)	(Stable Outlook)
Others	A- or above	A2 or above	105	3	—

Total			$4,162	$29	$6

(1)—Includes $170 million in ceded par outstanding related to MBIA UK.

(2)—Total reinsurance recoverable is primarily related to recoverables on unpaid losses.

(3)—Represents a withdrawal of ratings.

Premium Summary

The components of financial guarantee net premiums earned, including premiums assumed from and ceded to other companies, are presented in the following table:

	Years Ended December 31,
In millions	2016	2015	2014
Net premiums earned:
Direct	$305	$379	$407
Assumed	2	2	2

Gross	307	381	409
Ceded	(7)	(9)	(12)

Net	$300	$372	$397

For the year ended December 31, 2016, payments received for claims related to financial guarantee policies under reinsurance contracts totaled $12 million. For the year ended December 31, 2014, total salvage paid for financial guarantee policies under reinsurance contracts was $5 million. Ceding commissions from reinsurance, before deferrals and net of returned ceding commissions, were $1 million, $1 million and $2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

For the years ended December 31, 2016 and 2015, National had statutory net income of $192 million and $284 million, respectively. As of December 31, 2016, National’s statutory capital was $3.5 billion, consisting of policyholders’ surplus of $2.7 billion and contingency reserves of $745 million. As of December 31, 2015, National had statutory capital of $3.4 billion.

In 2016 and 2015, National declared and paid dividends of $118 million and $114 million, respectively, to its ultimate parent, MBIA Inc.

In 2016, MBIA Insurance Corporation did not declare or pay any dividends to MBIA Inc. or the holders of its preferred stock. MBIA Insurance Corporation is currently unable to pay dividends, including those related to its preferred stock, as a result of its earned surplus deficit as of December 31, 2016 and is not expected to have any statutory capacity to pay any dividends in the near term. In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excessive contingency reserves in prior periods, as described below, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS.

As of December 31, 2016 and 2015, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If new overages occur with respect to its single risk limits, MBIA Insurance Corporation will report them to the NYSDFS. If MBIA Insurance Corporation is not in compliance with its aggregate risk and its single risk limits, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds these limitations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Insurance Regulations and Dividends (continued)

Under the NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Under the NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves, and 50% of its loss reserves and unearned premium reserves, in certain qualifying assets. As of December 31, 2016, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. Not having enough qualifying assets to support its contingency reserves limits the amount of earned surplus that might otherwise be available for the payment of dividends. Reductions in the contingency reserve may be recognized based on excess reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS.

Results of operations for MBIA Insurance Corporation determined in accordance with statutory accounting practices for the years ended December 31, 2016 and 2015 were a net operating loss of $323 million and net income of $25 million, respectively. For the year ended December 31, 2016, MBIA Insurance Corporation recorded a loss of $114 million to adjust the carrying value of MBIA UK to its estimated fair value less costs to sell. In addition, MBIA Insurance Corporation’s policyholders’ surplus was negatively impacted as of December 31, 2016 and 2015 by $112 million and $75 million, respectively, as it was not permitted to treat the portion of its investment in subsidiaries in excess of 60% of net admitted assets less the par value of common and preferred stock and liabilities as an admitted asset, as required under NYIL. MBIA Insurance Corporation’s policyholders’ surplus as of December 31, 2016 and 2015 included negative unassigned surplus of $1.8 billion and $1.4 billion, respectively. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred and the percentage of its assets invested in subsidiaries continues to increase.

As of December 31, 2016, MBIA Insurance Corporation’s statutory capital was $492 million, consisting of policyholders’ surplus of $238 million and contingency reserve of $254 million. As of December 31, 2015, MBIA Insurance Corporation had statutory capital of $885 million.

Note 15: Pension and Profit Sharing Plans

The Company maintains a qualified non-contributory defined contribution pension plan to which the Company contributes 10% of each eligible employee’s annual compensation. Annual compensation for determining such contributions consists of base salary, bonus and commissions, as applicable, up to a maximum of $1.5 million. Pension benefits vest over a five-year period with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. The Company funds the annual pension contribution by the following February of each applicable year. Pension expense related to the Company’s qualified pension plan for the years ended December 31, 2016, 2015 and 2014 was $1 million, $3 million, and $4 million, respectively.

The Company also maintains a qualified profit sharing/401(k) plan. The plan is a voluntary contributory plan that allows eligible employees to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute, through payroll deductions, up to 25% of eligible compensation. The Company matches employee contributions up to the first 5% of such compensation. The 401(k) matching contributions are made in the form of cash, whereby participants may direct the Company match to an investment of their choice. The 401(k) matching benefits vest over a five-year period with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. Participants who qualify for distribution may receive a single lump sum, transfer the assets to another qualified plan or individual retirement account, or receive a series of specified installment payments. Profit sharing/401(k) expense related to the Company’s qualified plan for the years ended December 31, 2016, 2015 and 2014 was $1 million, $2 million, and $2 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Pension and Profit Sharing Plans (continued)

In addition to the above two plans, the Company maintains a non-qualified deferred compensation plan. Contributions to the above qualified plans that exceed limitations established by federal regulations are then contributed to the non-qualified deferred compensation plan. The non-qualified pension expense for the years ended December 31, 2016, 2015 and 2014 was $2 million, $1 million, and $2 million, respectively. The non-qualified profit sharing/401(k) expense for each of the years ended December 31, 2016, 2015 and 2014 was $1 million for each year.

Note 16: Long-term Incentive Plans

Plan Description

The Company maintains the MBIA Inc. 2005 Omnibus Incentive Plan (the “Omnibus Plan”), as amended on May 7, 2009 and May 1, 2012. Under the Omnibus Plan a maximum of 14,000,000 shares of the Company’s common stock can be used for any type of award including stock options, performance shares, performance units, restricted stock, restricted stock units and dividend equivalents. Any shares issued under the Omnibus Plan in connection with stock options shall be counted against this limit as 1 share covered by such option. For all awards other than stock options, any shares issued shall be counted against this limit as 1.28 shares for every share issued after the May 1, 2012 amendment and two shares for every share issued prior to the May 1, 2012 amendment.

The stock option component of the Omnibus Plan enables key employees of the Company and its subsidiaries to acquire shares of common stock of the Company or to benefit from appreciation in the price of the common stock of the Company. The stock option grants, which may be awarded every year, provide the right to purchase shares of common stock at the fair value of the stock on the date of the grant. Options granted will either be Incentive Stock Options (“ISOs”) that qualify under Section 422(a) of the Internal Revenue Code, or Non-Qualified Stock Options (“NQSOs”). ISOs and NQSOs are granted at a price not less than 100% of the fair value, defined as the closing price on the grant date, of the Company’s common stock. Options are exercisable as specified at the time of grant depending on the level of the recipient (generally five years) and expire either seven or ten years from the date of grant (or shorter if specified or following termination of employment).

Under the restricted stock component of the Omnibus Plan, certain employees are granted restricted shares of the Company’s common stock. These awards have a restriction period lasting three to five years depending on the type of award, after which time the awards fully vest. During the vesting period, these shares may not be sold. Restricted stock may be granted to all employees.

There were 5,565,306 shares available for future grants under the Omnibus Plan as of December 31, 2016.

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

Restricted Stock

The fair value of the restricted shares awarded, net of cancellations, determined on the grant date was $5 million and $4 million for 2016 and 2015, respectively. The amount of unearned compensation, net of estimated forfeitures, was $9 million as of December 31, 2016, which is expected to be recognized as expense over a weighted average period of 2.1 years. Unearned compensation is amortized to expense over the appropriate three to five-year vesting period.

Compensation expense related to the restricted shares, net of estimated forfeitures, was $16 million, $20 million and $18 million for the years ended December 31, 2016, 2015 and 2014, respectively. The tax charge related to the restricted shares awards during 2016 and 2015 was $1 million and $2 million, respectively. The tax benefit related to the restricted share awards during 2014 was $2 million.

A summary of the Company’s restricted shares outstanding as of December 31, 2016, 2015 and 2014, and changes during the years ended on those dates, is presented in the following table:

	Restricted Share Activity
	2016		2015		2014
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at beginning of year	4,727,319	$9.9302	6,358,826	$10.0047	3,832,115	$7.6438
Granted	756,381	8.2722	481,636	8.8012	3,263,472	12.0284
Vested	(917,039)	13.6196	(2,112,343)	9.8988	(613,641)	5.9661
Forfeited	(650,000)	6.2601	(800)	5.0500	(123,120)	10.2942

Outstanding at end of year	3,916,661	$9.3553	4,727,319	$9.9302	6,358,826	$10.0047

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

During 2016, 2015 and 2014, there were no stock option awards granted. During 2016 and 2015, the Company expensed deferred tax assets of $1 million and $2 million, respectively, related to the stock option awards as a charge through the statements of operations. During 2014, the Company expensed a deferred tax asset of $4 million, related to the stock option awards as a charge to paid-in capital. As of December 31, 2016, there was no remaining unrecognized compensation cost and all stock options had vested.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Long-term Incentive Plans (continued)

A summary of the Company’s stock options outstanding as of December 31, 2016, 2015 and 2014, and changes during the years ended on those dates, is presented in the following tables:

	2016		2015		2014
Options	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at beginning of year	2,325,300	$6.3703	2,548,000	$10.9888	3,715,406	$20.6883
Exercised	(2,050,000)	4.4722	—	—	(400,000)	4.0200
Expired or forfeited	(37,500)	57.5100	(222,700)	59.2118	(767,406)	61.5815

Outstanding at end of year	237,800	$14.6689	2,325,300	$6.3703	2,548,000	$10.9888

Exercisable at end of year	237,800	$14.6689	2,325,300	$6.3703	1,798,000	$13.4660

The following table summarizes information about outstanding stock options as of December 31, 2016:

	Stock Options Outstanding				Stock Options Exercisable
		Weighted				Weighted
		Average	Weighted	Aggregate		Average	Weighted	Aggregate
		Remaining	Average	Intrinsic		Remaining	Average	Intrinsic
Range of Average	Number of	Contractual	Exercise	Value	Number of	Contractual	Exercise	Value
Exercise Price	Options	Life in Years	Price	(in millions)	Options	Life in Years	Price	(in millions)
$5.05 - $70.86	237,800	0.20	$14.6689	$1	237,800	0.20	$14.6689	$1

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17: Earnings Per Share (continued)

Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options, warrants and unvested restricted stock outstanding during the period that could potentially result in the issuance of common stock. The dilution from stock options, warrants and unvested restricted stock are calculated by applying the two-class method and using the treasury stock method. The treasury stock method assumes the proceeds from the exercise of stock options and warrants or the unrecognized compensation expense from unvested restricted stock will be used to purchase shares of the Company’s common stock at the average market price during the period. During periods of net loss, stock options, warrants and unvested restricted stock are excluded from the calculation because they would have an antidilutive affect. Therefore, in periods of net loss, the calculation of basic and diluted earnings per share would result in the same value. For the years ended December 31, 2016, 2015 and 2014, there were 16,506,438, 17,967,871 and 31,907,852 respectively, of stock options, warrants and unvested restricted stock outstanding that were antidilutive.

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
$ in millions except share and per share amounts	2016	2015	2014
Basic earnings per share:
Net income (loss)	$(338)	$180	$569
Less: undistributed earnings allocated to participating securities	—	6	16

Net income (loss) available to common shareholders	(338)	174	553

Basic weighted average shares(1)	133,001,088	163,936,318	188,171,503
Net income (loss) per basic common share	$(2.54)	$1.06	$2.94

Diluted earnings per share:
Net income (loss)	$(338)	$180	$569
Less: undistributed earnings allocated to participating securities	—	6	15
Less: mark-to-market gain (loss) on warrants	—	—	28

Net income (loss) available to common shareholders	(338)	174	526

Basic weighted average shares(1)	133,001,088	163,936,318	188,171,503
Effect of common stock equivalents:
Stock options	—	933,470	1,104,247
Warrants	—	—	1,622,877

Diluted weighted average shares	133,001,088	164,869,788	190,898,627

Net income (loss) per diluted common share	$(2.54)	$1.06	$2.76

(1) Includes 930,406, 617,909 and 412,769 of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 18: Common and Preferred Stock

Common Stock

Stock Warrants

During 2008, the Company granted Warburg warrants to purchase 11.5 million shares of MBIA common stock at an exercise price of $30.25 per share, “B” warrant, which, upon obtaining certain approvals, would become exercisable to purchase 9.8 million shares at a price of $30.25 per share, and “B2” warrant to purchase 4 million shares at a price of $16.20 per share.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18: Common and Preferred Stock (continued)

In August of 2013, pursuant to the anti-dilution provisions of warrants issued by MBIA to Warburg, the terms of the warrants issued to Warburg in 2008 were amended, which resulted in (a) Warburg’s warrant to purchase 11.5 million shares exercisable at $30.25 per share was revised to 11.8 million shares at $29.44 per share (“Warburg Warrant”); (b) Warburg’s B warrant to purchase 9.8 million shares exercisable at $30.25 per share was revised to 10.1 million shares at $29.44 per share (“Warburg B Warrant”); and (c) Warburg’s B2 warrant to purchase 4 million shares exercisable at $16.20 per share was revised to 4,004,945 shares at $16.18 per share (“Warburg B2 Warrant”). In addition, under the agreement, Warburg had certain gross-up rights that are triggered in connection with the offering by the Company of any equity securities. As such, MBIA issued Warburg a five-year warrant to purchase 1.91 million shares of MBIA common stock at an exercise price of $9.59 per share (“Gross-Up Warrant”).

In February of 2015, the Company reported the expiration of the Warburg Warrant, Warburg B Warrant and Warburg B2 Warrant. In April of 2016, Warburg transferred the Gross-Up Warrant to Highbridge International LLC.

In May of 2013, MBIA Inc. issued Blue Ridge Investments, L.L.C., an affiliate of Bank of America, a five-year warrant to purchase 9.94 million shares of MBIA Inc. common stock at an exercise price of $9.59 per share.

Stock warrants are recorded as liabilities and reported within “Other liabilities” on the consolidated balance sheets due to terms and conditions in the agreements that could require net cash settlement. As of December 31, 2016 and 2015, the fair value of the warrants was $33 million and $18 million, respectively.

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

In the fourth quarter of 2014, the Company’s Board of Directors authorized the repurchase of common stock up to $200 million under a new share repurchase program. On July 29, 2015, the Company’s Board of Directors authorized the repurchase by the Company or its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase program, which superseded and terminated the prior fourth quarter 2014 authorization. The prior authorization had approximately $61 million of unused capacity at the time it was terminated. On October 28, 2015, the Company’s Board of Directors authorized the repurchase by the Company or its subsidiaries of up to $100 million of its outstanding common stock under a new share repurchase program, as the Company’s July 29, 2015 authorization was fully exhausted. During 2016, the Company exhausted any remaining capacity under the October 28, 2015 repurchase program.

On February 23, 2016, the Company’s Board of Directors authorized the repurchase by the Company and its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization. As of December 31, 2016, $88 million remained available under this new program.

The following table provides information about the Company’s share repurchases for the years ended December 31, 2016, 2015 and 2014:

In millions, except per share amounts	2016	2015	2014
Number of shares repurchased	16.6	39.9	3.3
Average price paid per share	$6.37	$7.60	$10.45
Remaining authorization as of December 31	$88	$94	$188

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18: Common and Preferred Stock (continued)

During 2016 and 2015, 419,806 and 580,692 shares, respectively, were purchased by the Company for settling awards under the Company’s long-term incentive plans.

Preferred Stock

As of December 31, 2016, MBIA Insurance Corporation had 2,759 shares of preferred stock issued and outstanding with a carrying value of $28 million, including 1,444 shares held by MBIA Inc. that were purchased at a weighted average price of $10,900 per share or 10.9% of face value and 1,315 shares held by unaffiliated investors. During 2016, MBIA Inc. did not repurchase any additional shares.

In accordance with MBIA’s fixed-rate election, the dividend rate on the preferred stock was determined using a fixed-rate equivalent of LIBOR plus 200 basis points. Each share of preferred stock has a par value of $1,000 with a liquidation preference of $100,000. The holders of the preferred stock are generally not entitled to any voting rights. Subject to certain requirements, the preferred stock may be redeemed, in whole or in part, at the option of MBIA Corp. at any time or from time to time for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon at the date of redemption for the then current dividend period and any previously accumulated dividends payable without interest on such unpaid dividends. As of December 31, 2016 and 2015, there were no dividends declared on the preferred stock. Payment of dividends on MBIA Corp.’s preferred stock is subject to the same restrictions that apply to dividends on common stock under NYIL.

Note 19: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the years ended December 31, 2016, 2015 and 2014:

	Unrealized
	Gains (Losses)
	on AFS	Foreign Currency
In millions	Securities, Net	Translation, Net	Total
Balance, January 1, 2014	$(96)	$10	$(86)
Other comprehensive income (loss) before reclassifications	117	(27)	90
Amounts reclassified from AOCI	13	4	17

Net period other comprehensive income (loss)	130	(23)	107
Balance, December 31, 2014	34	(13)	21

Other comprehensive income (loss) before reclassifications	(55)	(26)	(81)
Amounts reclassified from AOCI	(1)	—	(1)

Net period other comprehensive income (loss)	(56)	(26)	(82)
Balance, December 31, 2015	(22)	(39)	(61)

Other comprehensive income (loss) before reclassifications	27	(95)	(68)
Amounts reclassified from AOCI	1	—	1

Total other comprehensive income (loss)	28	(95)	(67)

Balance, December 31, 2016	$6	$(134)	$(128)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19: Accumulated Other Comprehensive Income (continued)

The following table presents the details of the reclassifications from AOCI for the years ended December 31, 2016, 2015 and 2014:

In millions	Amounts Reclassified from AOCI Years Ended December 31,
Details about AOCI Components	2016	2015	2014	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gain (loss) on sale of securities	$7	$11	$(17)	Net gains (losses) on financial instruments at fair value and foreign exchange
OTTI	(4)	(4)	—	Net investment losses related to OTTI
Amortization on securities	(6)	(4)	(4)	Net investment income

	(3)	3	(21)	Income (loss) before income taxes
	(2)	2	(8)	Provision (benefit) for income taxes

	(1)	1	(13)	Net income (loss)
Foreign currency translation:
Realized gain (loss) on liquidation of foreign entity	—	—	(4)	Net gains (losses) on financial instruments at fair value and foreign exchange

Total reclassifications for the period	$(1)	$1	$(17)	Net income (loss)

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

Litigation

MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.; Index No. 603751/2009 (N.Y. Sup. Ct., N.Y. County)

On December 14, 2009, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Credit Suisse Securities (USA) LLC, DLJ Mortgage Capital, Inc. and Select Portfolio Servicing Inc. (collectively, “Credit Suisse”). The complaint seeks damages for fraud and breach of contractual obligations in connection with the procurement of financial guarantee insurance on the Home Equity Mortgage Trust Series 2007-2 securitization. On January 30, 2013, MBIA Corp. filed an amended complaint. The amended complaint alleges, among other claims, that Credit Suisse falsely represented: (i) the attributes of the securitized loans; (ii) that the loans complied with the governing underwriting guidelines; and (iii) that Credit Suisse had conducted extensive due diligence on and quality control reviews of the securitized loans to ensure compliance with the underwriting guidelines. The complaint further alleges that the defendants breached their contractual obligations to cure or repurchase loans found to be in breach of the representations and warranties applicable thereto and denied MBIA the requisite access to all records and documents regarding the securitized loans. An argument on both parties’ motions for partial summary judgment was held on November 15, 2016 and a decision is pending.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Commitments and Contingencies (continued)

MBIA Insurance Corp. v. J.P. Morgan Securities LLC (f/k/a Bear, Stearns & Co. Inc.); Index No. 64676/2012 (N.Y. Sup. Ct., County of Westchester)

On September 14, 2012, MBIA Corp. filed a complaint alleging fraud against J.P. Morgan Securities LLC (f/k/a Bear, Stearns & Co. Inc.) relating to Bear, Stearns & Co. Inc.’s role as lead securities underwriter on the GMAC Mortgage Corporation Home Equity Loan Trust 2006-HE4. On September 18, 2014, the court granted in part MBIA Corp.’s motion to file an amended complaint. MBIA filed its amended complaint on September 29, 2014. J.P. Morgan filed its answer to the amended complaint on October 10, 2014. The parties each cross-appealed the September 18, 2014 decision and those appeals were fully submitted as of June 8, 2015. J.P. Morgan’s motion for summary judgment was argued in December of 2015. On June 6, 2016, the court denied J.P. Morgan’s motion for summary judgment. J.P. Morgan filed a notice of appeal of that ruling on July 6, 2016. On November 2, 2016, the Second Department of the Appellate Division of the New York State Supreme Court (the “Second Department”) issued a decision on J.P. Morgan’s separate appeal, and MBIA Corp.’s cross appeal, from the trial court’s Order of September 18, 2014, which had granted MBIA’s motion for leave to amend its complaint to assert a cause of action for fraudulent concealment, and denied its motion to amend its complaint to assert cause of action alleging material misrepresentation in the procurement of an insurance contract brought under common law as informed by NYIL Section 3105. The Second Department decision affirmed the Order as it pertained to allowing the assertion of the fraudulent concealment claim, and reversed it as to the denial of the motion to add the claim of material misrepresentation in the procurement of an insurance contract. Consistent with the Second Department decision, on February 24, 2017, MBIA Corp. filed a Second Amended Complaint adding a claim for material misrepresentation in the procurement of an insurance contract as informed by NYIL Section 3105.

Ambac Bond Insurance Coverage Cases, Coordinated Proceeding Case No. JCCP 4555 (Super. Ct. of Cal., County of San Francisco)

On July 23, 2008, the City of Los Angeles filed a complaint in the Superior Court of the State of California, County of Los Angeles, against a number of financial guarantee insurers, including MBIA. At the same time and subsequently, additional complaints against MBIA and nearly all of the same co-defendants were filed by various municipal entities and quasi-municipal entities, mostly in California. These cases are part of a coordination proceeding in Superior Court, San Francisco County, before Judge Curtis E. A. Karnow, referred to as the Ambac Bond Insurance Cases. In August of 2011, the plaintiffs filed amended versions of their respective complaints. The claims allege violation of California’s antitrust laws through maintaining a dual credit rating scale that misstated the credit default risk of certain issuers, thereby creating market demand for bond insurance. The plaintiffs also allege that the individual bond insurers participated in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition, and failure to adequately disclose the impact of those transactions on their financial condition. The plaintiffs also assert common law claims of breach of contract and fraud. The non-municipal plaintiffs also allege a California unfair competition cause of action. Following an appeal of the dismissal of the plaintiff’s anti-trust claim under California’s Cartwright Act, the California Court of Appeal reinstated those claims against the bond insurer defendants on February 18, 2016. On April 8, 2016, Judge Mary E. Wiss recused and disqualified herself from further proceedings in the matter. On April 14, 2016, Judge Curtis E. A. Karnow was assigned to sit as the Coordination Trial Judge. On June 24, 2016, the defendants, including the MBIA parties, filed their answers to the complaints.

Lynn Tilton and Patriarch Partners XV, LLC v. MBIA Inc. and MBIA Insurance Corp. v.; Index No.68880/2015 (N.Y. Sup. Ct., County of Westchester)

On November 2, 2015, Lynn Tilton and Patriarch Partners XV, LLC filed a complaint in New York State Supreme Court, Westchester County, against MBIA Inc. and MBIA Corp., alleging fraudulent inducement and related claims arising from purported promises made in connection with insurance policies issued by MBIA Corp. on certain collateralized loan obligations managed by Ms. Tilton and affiliated Patriarch entities, and seeking damages. The plaintiffs filed an amended complaint on January 15, 2016. On December 27, 2016, Justice Alan D. Scheinkman granted in part and denied in part MBIA’s motion to dismiss. On January 17, 2017, MBIA filed its answer. A scheduling order was entered on January 6, 2017 setting a Trial Readiness Conference for October 19, 2017.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Commitments and Contingencies (continued)

National Public Finance Guarantee Corporation v. Padilla, Civ. No. 16-cv-2101 (D.P.R. June 15, 2016)

On June 15, 2016, National filed a complaint in federal court in Puerto Rico challenging the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act (Law 21-2016 or the “Moratorium Act”) as unconstitutional under the United States Constitution. On June 22, 2016, National filed a motion for partial summary judgment on its claim that the Moratorium Act is preempted by the federal Bankruptcy Code. On July 7, 2016, the Puerto Rico defendants filed a motion to stay the case pursuant to the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), which was granted by the Court in August of 2016. The defendants filed their answer to the complaint on July 26, 2016. On November 15, 2016, the District Court denied National’s motion to lift the litigation stay granted pursuant to PROMESA. On January 11, 2017, the U.S. Court of Appeals for the First Circuit affirmed the denial of a separate plaintiff’s motion to lift the PROMESA stay in a related action challenging the Moratorium Act. Accordingly, the case remains stayed.

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

Headquarters Lease Agreement

The Company leases its headquarters in Purchase, New York. The initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. At the end of the initial lease term, the Company has the option to extend the term of the lease for two additional terms of five years at a fixed annual rent based on the fair market rent at the time of any extension. As of December 31, 2016, total future minimum lease payments remaining was $39 million. The total future minimum lease payments include annual rent escalation amounts. The lease agreement has been classified as an operating lease, and operating rent expense is recognized on a straight-line basis.

Note 21: Subsequent Events

Refer to “Note 20: Commitments and Contingencies” for information about legal proceedings that occurred after December 31, 2016.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2016.

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

Management has assessed the effectiveness of MBIA Inc. internal control over financial reporting as of December 31, 2016. In making its assessment, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements and Supplementary Data.”

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors will be set forth under “Proposals for Shareholder Approval Recommended by the Board—Proposal 1: Election of Directors” and “Board of Directors Corporate Governance—The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed within 120 days of the end of our fiscal year ended December 31, 2016 (the “Proxy Statement”) and is incorporated by reference.

Information regarding executive officers is set forth under Part I, Item 1, “Business—Executive Officers of the Registrant,” included in this Form 10-K.

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

The following table provides information as of December 31, 2016, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans refer to “Note 16: Long-term Incentive Plans” in the Notes to Consolidated Financial Statements of this Form 10-K.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders	400,694	$14.67	5,739,696
Equity compensation plans not approved by security holders	—	—	—

Total	400,694	$14.67	5,739,696

(1)— Includes 162,894 phantom shares granted under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors. The weighted average exercise price in column (b) does not take these awards into account.

(2)— Includes 5,565,306 shares of common stock available for future grants under the MBIA Inc. 2005 Omnibus Incentive Plan and 174,390 shares of common stock available for future grants under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors.

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

(a)	Financial Statements and Financial Statement Schedules and Exhibits

1. Financial Statements

The following financial statements of MBIA Inc. have been included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated balance sheets as of December 31, 2016 and 2015.

Consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014.

Consolidated statements of comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014.

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2016, 2015 and 2014.

Consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014.

Notes to consolidated financial statements.

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this report.

Schedule	Title
I.	Summary of investments, other than investments in related parties, as of December 31, 2016.
II.	Condensed financial information of Registrant for December 31, 2016, 2015 and 2014.
IV.	Reinsurance for the years ended December 31, 2016, 2015 and 2014.

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

4.7. Senior Note Indenture, dated as of January 10, 2017, between MZ Funding LLC and Wilmington Savings Fund Society, FSB, as Trustee and Collateral Agent, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 10, 2017.

4.8. Form of MZ Funding LLC $328,250,000 14% Senior Secured Note due January 20, 2020, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 10, 2017.

4.9. Subordinated Note Indenture, dated as of January 10, 2017, between MZ Funding LLC and Wilmington Savings Fund Society, FSB, as Trustee and Collateral Agent, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 10, 2017.

4.10. Form of MZ Funding LLC $88,000,000 14% Senior Secured Note due January 20, 2020, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on January 10, 2017.

4.11. Credit Agreement dated as of January 10, 2017 between MBIA Insurance Corp. and MZ Funding LLC, incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on January 10, 2017.

Item 15. Exhibits, Financial Statement Schedules (continued)

4.12. Security Agreement dated as of January 10, 2017 between MBIA Insurance Corp. as Grantor and MZ Funding LLC as Secured Party, incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on January 10, 2017.

4.13. Security Agreement dated as of January 10, 2017 between MZ Funding LLC as Grantor and Wilmington Savings Fund Society, FSB as Collateral Agent under the Senior Note Indenture referenced herein as Exhibit 4.8 and incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on January 10, 2017.

4.14. Security Agreement dated as of January 10, 2017 between MZ Funding LLC as Grantor and Wilmington Savings Fund Society, FSB as Collateral Agent under the Subordinated Note Indenture referenced herein as Exhibit 4.9 and incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K filed on January 10, 2017.

4.15. Pledge Agreement dated as of January 10, 2017 between MBIA Inc. as Pledgor and Wilmington Savings Fund Society, FSB as Collateral Agent under the Subordinated Note Indenture referenced herein as Exhibit 4.7 and incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on January 10, 2017.

4.16. Intercreditor Agreement dated as of January 10, 2017 amongst Wilmington Savings Fund Society, FSB as Trustee, MZ Funding LLC and MBIA Insurance Corp. as Insurer, incorporated by reference to Exhibit 99.10 to the Company’s Current Report on Form 8-K filed on January 10, 2017.

10. Material Contracts

Executive Compensation Plans and Arrangements

The following Exhibits identify all existing executive compensation plans and arrangements:

10.1. MBIA Inc. Annual Incentive Plan, effective January 1, 2016, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on March 24, 2015.

10.2. MBIA Inc. 2005 Omnibus Incentive Plan, as amended through March, 2012, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on March 19, 2012, as amended by the Amendment thereto, effective as of May 2, 2013.

10.3. Key Employee Employment Protection Plan, amended as of February 27, 2007, incorporated by reference to Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as further amended by Amendment No. 2, effective February 22, 2010, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.4. Form of Key Employee Employment Protection Agreement, amended as of February 27, 2007, incorporated by reference to Exhibit 10.81 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.5. MBIA Inc. 2005 Non-Employee Director Deferred Compensation Plan (as amended through February 2014), incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on March 5, 2014 (Reg. No. 333-194335).

10.6. Amended and Restated MBIA Inc. Deferred Compensation and Excess Benefit Plan, effective as of March 22, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

Item 15. Exhibits, Financial Statement Schedules (continued)

10.7. Cash Retention Award and Restricted Stock Agreement, dated as of December 21, 2012, between MBIA Inc. and William C. Fallon, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.8. Cash Retention Award and Restricted Stock Agreement, dated as of December 21, 2012, between MBIA Inc. and Anthony McKiernan, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

10.11. Amended Restricted Stock Award Agreement between MBIA Inc. and Joseph W. Brown, dated as of March 2, 2015, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.12. Separation Agreement, dated as of January 22, 2016, between MBIA Services Corporation and C. Edward Chaplin, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

+10.13. Conformed copy of Amended and Restated MBIA Inc. Deferred Compensation and Excess Benefit Plan, effective as of March 22, 2010, that reflects all amendments to the plan as of March 1, 2017.

+10.14. Separation Agreement, dated as of February 28, 2017, between MBIA Services Corporation and Ram Wertheim.

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

99.3. Amended and Restated Tax Sharing Agreement, dated as of September 8, 2011, between MBIA Inc. and certain of its subsidiaries, incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 15. Exhibits, Financial Statement Schedules (continued)

99.4. Share Purchase Agreement, dated as of September 29, 2016, between MBIA UK. (Holdings) Limited and Assured Guaranty Corp., incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 29, 2016.

+101. Additional Exhibits—MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL.

+	Filed Herewith
*	Furnished Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBIA Inc. (Registrant)

Dated: March 1, 2017	By	/s/ Joseph W. Brown
	Name:	Joseph W. Brown
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph W. Brown Joseph W. Brown	Director and Chief Executive Officer	March 1, 2017

/s/ Anthony McKiernan Anthony McKiernan	Chief Financial Officer	March 1, 2017

/s/ Douglas C. Hamilton Douglas C. Hamilton	Assistant Vice President and Controller (chief accounting officer)	March 1, 2017

/s/ Charles R. Rinehart Charles R. Rinehart	Chairman and Director	March 1, 2017

/s/ Maryann Bruce Maryann Bruce	Director	March 1, 2017

/s/ Francis Y. Chin Francis Y. Chin	Director	March 1, 2017

/s/ Keith D. Curry Keith D. Curry	Director	March 1, 2017

/s/ Steven J. Gilbert Steven J. Gilbert	Director	March 1, 2017

/s/ Lois A. Scott Lois A. Scott	Director	March 1, 2017

/s/ Theodore Shasta Theodore Shasta	Director	March 1, 2017

/s/ Richard C. Vaughan Richard C. Vaughan	Director	March 1, 2017

SCHEDULE I

MBIA INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2016

(In millions)

	December 31, 2016
Type of investment	Cost	Fair Value	Amount at which shown in the balance sheet
Available-for-sale:
U.S. Treasury and government agency	$843	$863	$863
State and municipal bonds	1,382	1,439	1,439
Foreign governments	5	5	5
Corporate obligations	1,332	1,250	1,250
Mortgage-backed securities:
Residential mortgage-backed agency	871	862	862
Residential mortgage-backed non-agency	50	45	45
Commercial mortgage-backed	41	41	41
Asset-backed securities:
Collateralized debt obligations	22	22	22
Other asset-backed	293	292	292

Total long-term available-for-sale	4,839	4,819	4,819
Short-term available-for-sale	607	607	607
Equity available-for-sale	4	5	5

Total available-for-sale	5,450	5,431	5,431
Investments at fair value	195	199	199
Other investments	3	3	3

Total investments	$5,648	$5,633	$5,633

Assets of consolidated variable interest entities:
Investments at fair value	198	255	255
Held-to-maturity:
Corporate obligations	890	876	890
Loans receivable	589	1,066	1,066

Total investments of consolidated variable interest entities	$1,677	$2,197	$2,211

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

(In millions except share and per share amounts)

	December 31, 2016	December 31, 2015
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $687 and $749)	$725	$801
Investments carried at fair value	6	7
Investments pledged as collateral, at fair value (amortized cost $242 and $329)	233	291
Short-term investments held as available-for-sale, at fair value (amortized cost $278 and $245)	278	245
Other investments	2	4

Total investments	1,244	1,348
Cash and cash equivalents	13	35
Investment in wholly-owned subsidiaries	3,673	4,085
Deferred income taxes, net	1,003	991
Other assets	107	103

Total assets	$6,040	$6,562

Liabilities and Shareholders’ Equity

Liabilities:
Investment agreements	$361	$423
Long-term debt	576	575
Affiliate loans payable	901	1,022
Income taxes payable	696	573
Other liabilities	279	240

Total liabilities	2,813	2,833

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—283,989,999 and 281,833,618	284	282
Additional paid-in capital	3,160	3,138
Retained earnings	2,700	3,038
Accumulated other comprehensive income (loss), net of tax	(128)	(61)
Treasury stock, at cost—148,789,168 and 130,303,241 shares	(2,789)	(2,668)

Total shareholders’ equity of MBIA Inc.	3,227	3,729

Total liabilities and shareholders’ equity	$6,040	$6,562

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(In millions)

	Years ended December 31,
	2016	2015	2014
Revenues:
Net investment income	$29	$35	$44
Net gains (losses) on financial instruments at fair value and foreign exchange	(13)	59	24
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(1)	(3)	—
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	—	(1)	—

Net investment losses related to other-than-temporary impairments	(1)	(4)	—
Net gains (losses) on extinguishment of debt	5	—	1
Other net realized gains (losses)	(5)	21	1

Total revenues	15	111	70

Expenses:
Operating	16	24	25
Interest	90	95	104

Total expenses	106	119	129

Gain (loss) before income taxes and equity in earnings of subsidiaries	(91)	(8)	(59)
Provision (benefit) for income taxes	(15)	1	(165)

Gain (loss) before equity in earnings of subsidiaries	(76)	(9)	106
Equity in net income (loss) of subsidiaries	(262)	189	463

Net income (loss)	$(338)	$180	$569

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years ended December 31,
	2016	2015	2014
Net income (loss)	$(338)	$180	$569
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	21	(66)	126
Provision (benefit) for income taxes	2	(7)	14

Total	19	(59)	112

Reclassification adjustments for (gains) losses included in net income (loss)	12	4	23
Provision (benefit) for income taxes	4	1	8

Total	8	3	15

Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses)arising during the period	2	—	—
Provision (benefit) for income taxes	1	—	—

Total	1	—	—

Reclassification adjustments for (gains) losses included in net income (loss)	—	—	4
Provision (benefit) for income taxes	—	—	1

Total	—	—	3

Foreign currency translation:
Foreign currency translation gains (losses)	(95)	(26)	(23)

Total other comprehensive income (loss)	(67)	(82)	107

Comprehensive income (loss)	$(405)	$98	$676

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Fees and reimbursements received	$4	$—	$1
Investment income received	144	142	256
Operating expenses paid	(19)	(25)	(35)
Interest paid, net of interest converted to principal	(84)	(88)	(93)
Income taxes (paid) received	73	108	59

Net cash provided (used) by operating activities	118	137	188

Cash flows from investing activities:
Purchases of available-for-sale investments	(129)	(606)	(125)
Sales of available-for-sale investments	165	325	268
Paydowns and maturities of available-for-sale investments	90	186	98
Purchases of investments at fair value	(57)	(144)	(266)
Sales, paydowns and maturities of investments at fair value	58	171	280
Sales, paydowns and maturities (purchases) of short-term investments, net	1	232	(242)
(Payments) proceeds for derivative settlements	(37)	43	(26)
Collateral (to) from swap counterparty	52	(31)	144
Contributions to subsidiaries, net	(10)	16	(20)
Advances to subsidiaries, net	—	—	(12)
Other investing	—	24	—

Net cash provided (used) by investing activities	133	216	99

Cash flows from financing activities:
Proceeds from investment agreements	16	21	23
Principal paydowns of investment agreements	(80)	(111)	(181)
Principal paydowns of long-term debt	—	(11)	—
Payments for affiliate loans	(111)	(103)	(153)
Purchases of treasury stock	(106)	(233)	(32)
Restricted stock awards settlements	8	19	16

Net cash provided (used) by financing activities	(273)	(418)	(327)

Net increase (decrease) in cash and cash equivalents	(22)	(65)	(40)
Cash and cash equivalents—beginning of year	35	100	140

Cash and cash equivalents—end of year	$13	$35	$100

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(338)	$180	$569
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Intercompany accounts receivable	(10)	(21)	(24)
Current income taxes	78	109	70
Equity in earnings of subsidiaries	262	(189)	(463)
Dividends from subsidiaries	118	116	225
Net investment losses related to other-than-temporary impairments	1	4	—
Net (gains) losses on financial instruments at fair value and foreign exchange	13	(59)	(24)
Other net realized (gains) losses	5	(21)	(1)
Deferred income tax benefit	(20)	—	(176)
(Gains) losses on extinguishment of debt	(5)	—	(1)
Other operating	14	18	13

Total adjustments to net income (loss)	456	(43)	(381)

Net cash provided (used) by operating activities	$118	$137	$188

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

MBIA Inc. is subject to the same liquidity risks and uncertainties as described in footnote 1 to the Company’s consolidated financial statements. As of December 31, 2016, MBIA Inc. had $403 million of cash and highly liquid assets available for general corporate liquidity purposes.

2. Accounting Policies

MBIA Inc. (the “Parent Company”) carries its investments in subsidiaries under the equity method.

Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes a change in the presentation of short-term investments held as available-for-sale (“AFS”) to classify only fixed-maturity securities with a remaining maturity of less than one year at the date of purchase in “Short-term investments held as available-for-sale, at fair value” on the Parent Company’s condensed balance sheet. In prior periods, short-term investments held as AFS previously included all fixed-maturity securities with a remaining effective term to maturity of less than one year. The change in presentation effected “Short-term investments held as available-for-sale, at fair value” and “Fixed maturities held as available-for-sale, at fair value” on the Parent Company’s condensed balance sheet in prior periods. The reclassifications had no impact on total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03)

In April of 2015, the Financial Accounting Standards Board issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires debt issuance costs related to a debt liability measured at amortized cost to be reported in the balance sheet as a direct deduction from the face amount of the debt liability. ASU 2015-03 was effective for interim and annual periods beginning January 1, 2016. The adoption of ASU 2015-03 was applied retrospectively and all previously reported amounts have been conformed to the current presentation. The adoption of ASU 2015-03 did not materially impact the Parent Company’s condensed financial statements.

For a further discussion of significant accounting policies and recent accounting pronouncements, refer to footnotes 2 and 3 to the Company’s consolidated financial statements.

3. Dividends from Subsidiaries

During 2016, National Public Finance Guarantee Holdings, Inc. declared and paid a dividend of $118 million to MBIA Inc.

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

4. Obligations under Investment Agreements

Investment agreements, as described in footnote 10 to the Company’s consolidated financial statements, are conducted by both MBIA Inc. and its wholly-owned subsidiary, MBIA Investment Management Corp.

5. Pledged Collateral

Substantially all of the obligations under investment agreements require MBIA Inc. to pledge securities as collateral. As of December 31, 2016 and 2015, the fair value of securities pledged as collateral with respect to these investment agreements approximated $394 million and $402 million, respectively. The Parent Company’s collateral as of December 31, 2016, consisted principally of U.S. Treasury and government agency and state and municipal bonds, and was primarily held with major U.S. banks. Additionally, the Parent Company pledged cash and money market securities as collateral under investment agreements in the amount of $6 million and $12 million as of December 31, 2016 and 2015, respectively.

Under derivative contracts entered into by MBIA Inc., collateral postings are required by either MBIA Inc. or the counterparty when the aggregate market value of derivative contracts entered into with the same counterparty exceeds a predefined threshold. As of December 31, 2016, MBIA Inc. pledged securities with a fair value of $276 million to derivative counterparties. As of December 31, 2015, MBIA Inc. pledged securities with a fair value of $259 million to derivative counterparties.

6. Affiliate Loans Payable

Affiliate loans payable consists of loans payable to MBIA Global Funding, LLC (“GFL”). GFL raised funds through the issuance of medium-term notes with varying maturities, which were, in turn, guaranteed by MBIA Corp. GFL lent the proceeds of these medium-term note issuances to MBIA Inc.

SCHEDULE IV

MBIA INC. AND SUBSIDIARIES

REINSURANCE

Years Ended December 31, 2016, 2015 and 2014

(In millions)

Column A Insurance Premium Written	Column B Direct Amount	Column C Ceded to Others	Column D Assumed From Other Companies	Column E Net Amount	Column F Percentage of Amount Assumed to Net
2016	$37	$1	$—	$36	0%

2015	$11	$1	$—	$10	0%

2014	$(18)	$2	$—	$(20)	0%

Securities and Exchange Commission

Washington, D.C. 20549

Exhibits

to

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

Commission File No. 1-9583

MBIA Inc.

Exhibit Index

10.13.	Conformed copy of Amended and Restated MBIA Inc. Deferred Compensation and Excess Benefit Plan, effective as of March 22, 2010, that reflects all amendments to the plan as of March 1, 2017.

10.14.	Separation Agreement, dated as of February 28, 2017, between MBIA Services Corporation and Ram Wertheim.

21.	List of Subsidiaries.

23.	Consent of PricewaterhouseCoopers LLP.

31.1.	Chief Executive Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Chief Financial Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1.	Chief Executive Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	Chief Financial Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	Additional Exhibits—MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL.

*	Furnished Herewith