Form 10-Q
period 2017-03-31
MBIA INC
filed 2017-05-10
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 4, 2017, 129,428,380 shares of Common Stock, par value $1 per share, were outstanding.

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

The above factors provide a summary of and are qualified in their entirety by the risk factors discussed under “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016. In addition, refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of certain risks and uncertainties related to our financial statements.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	March 31, 2017	December 31, 2016
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $4,723 and $4,713)	$4,701	$4,694
Investments carried at fair value	150	146
Investments pledged as collateral, at fair value (amortized cost $136 and $234)	137	233
Short-term investments held as available-for-sale, at fair value (amortized cost $398 and $552)	398	552
Other investments (includes investments at fair value of $4 and $5)	6	8

Total investments	5,392	5,633
Cash and cash equivalents	112	163
Premiums receivable	408	409
Deferred acquisition costs	112	118
Insurance loss recoverable	486	504
Assets held for sale	-	555
Deferred income taxes, net	1,019	970
Other assets	157	113
Assets of consolidated variable interest entities:
Cash	40	24
Investments held-to-maturity, at amortized cost (fair value $879 and $876)	890	890
Investments carried at fair value	246	255
Loans receivable at fair value	1,716	1,066
Loan repurchase commitments	409	404
Other assets	30	33

Total assets	$11,017	$11,137

Liabilities and Equity
Liabilities:
Unearned premium revenue	$913	$958
Loss and loss adjustment expense reserves	559	541
Long-term debt	2,034	1,986
Medium-term notes (includes financial instruments carried at fair value of $104 and $101)	830	895
Investment agreements	390	399
Derivative liabilities	313	299
Liabilities held for sale	-	346
Other liabilities	235	233
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $1,306 and $1,351)	2,517	2,241

Total liabilities	7,791	7,898

Commitments and contingencies (Refer to Note 14)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—283,905,896 and 283,989,999	284	284
Additional paid-in capital	3,166	3,160
Retained earnings	2,628	2,700
Accumulated other comprehensive income (loss), net of tax of $17 and $37	(31)	(128)
Treasury stock, at cost—153,946,569 and 148,789,168 shares	(2,833)	(2,789)

Total shareholders’ equity of MBIA Inc.	3,214	3,227
Preferred stock of subsidiary	12	12

Total equity	3,226	3,239

Total liabilities and equity	$11,017	$11,137

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Premiums earned:
Scheduled premiums earned	$28	$45
Refunding premiums earned	21	30

Premiums earned (net of ceded premiums of $1 and $2)	49	75
Net investment income	52	39
Fees and reimbursements	2	1
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(31)	(14)
Unrealized gains (losses) on insured derivatives	(22)	(14)

Net change in fair value of insured derivatives	(53)	(28)
Net gains (losses) on financial instruments at fair value and foreign exchange	17	(69)
Net investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	-	(1)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	(2)	-

Net investment losses related to other-than-temporary impairments	(2)	(1)
Net gains (losses) on extinguishment of debt	8	2
Other net realized gains (losses)	3	(1)
Revenues of consolidated variable interest entities:
Net investment income	6	15
Net gains (losses) on financial instruments at fair value and foreign exchange	(33)	(1)
Other net realized gains (losses)	28	-

Total revenues	77	32
Expenses:
Losses and loss adjustment	94	22
Amortization of deferred acquisition costs	7	10
Operating	29	35
Interest	48	50
Expenses of consolidated variable interest entities:
Operating	2	4
Interest	17	12

Total expenses	197	133

Income (loss) before income taxes	(120)	(101)
Provision (benefit) for income taxes	(48)	(23)

Net income (loss)	$(72)	$(78)

Net income (loss) per common share:
Basic	$(0.55)	$(0.58)
Diluted	$(0.55)	$(0.58)
Weighted average number of common shares outstanding:
Basic	131,402,465	135,814,835
Diluted	131,402,465	135,814,835

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(72)	$(78)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	(40)	123
Provision (benefit) for income taxes	(6)	43

Total	(34)	80
Reclassification adjustments for (gains) losses included in net income (loss)	(2)	(5)
Provision (benefit) for income taxes	(1)	(2)

Total	(1)	(3)
Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	13	(3)
Provision (benefit) for income taxes	5	(1)

Total	8	(2)
Reclassification adjustments for (gains) losses included in net income (loss)	2	-
Provision (benefit) for income taxes	1	-

Total	1	-
Foreign currency translation:
Foreign currency translation gains (losses)	144	(14)
Provision (benefit) for income taxes	21	(5)

Total	123	(9)

Total other comprehensive income (loss)	97	66

Comprehensive income (loss)	$25	$(12)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Three Months Ended March 31, 2017

(In millions except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’ Equity	Preferred Stock of Subsidiary		Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	of MBIA Inc.	Shares	Amount	Equity
Balance, December 31, 2016	283,989,999	$284	$3,160	$2,700	$(128)	(148,789,168)	$(2,789)	$3,227	1,315	$12	$3,239

Net income (loss)	-	-	-	(72)	-	-	-	(72)	-	-	(72)
Other comprehensive income (loss)	-	-	-	-	97	-	-	97	-	-	97
Share-based compensation	(84,103)	-	6	-	-	(345,942)	(4)	2	-	-	2
Treasury shares acquired under share repurchase program	-	-	-	-	-	(4,811,459)	(40)	(40)	-	-	(40)

Balance, March 31, 2017	283,905,896	$284	$3,166	$2,628	$(31)	(153,946,569)	$(2,833)	$3,214	1,315	$12	$3,226

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Premiums, fees and reimbursements received	$9	$23
Investment income received	64	113
Insured derivative commutations and losses paid	(31)	(15)
Financial guarantee losses and loss adjustment expenses paid	(469)	(17)
Proceeds from recoveries and reinsurance	44	24
Operating and employee related expenses paid	(53)	(51)
Interest paid, net of interest converted to principal	(35)	(37)

Net cash provided (used) by operating activities	(471)	40

Cash flows from investing activities:
Purchases of available-for-sale investments	(394)	(452)
Sales of available-for-sale investments	271	281
Paydowns and maturities of available-for-sale investments	169	122
Purchases of investments at fair value	(69)	(24)
Sales, paydowns and maturities of investments at fair value	75	92
Sales, paydowns and maturities (purchases) of short-term investments, net	206	(32)
Sales, paydowns and maturities of held-to-maturity investments	-	1,799
Paydowns and maturities of loans receivable	70	56
Consolidation of variable interest entities	18	9
(Payments) proceeds for derivative settlements	(7)	(20)
Collateral (to) from swap counterparty	(5)	(13)
Other investing	(23)	(4)

Net cash provided (used) by investing activities	311	1,814

Cash flows from financing activities:
Proceeds from investment agreements	2	5
Principal paydowns of investment agreements	(13)	(15)
Principal paydowns of medium-term notes	(67)	-
Proceeds from the MBIA Corp. Financing Facility	328	-
Principal paydowns of variable interest entity notes	(93)	(1,939)
Purchases of treasury stock	(31)	(98)
Other financing	(2)	-

Net cash provided (used) by financing activities	124	(2,047)

Effect of exchange rate changes on cash and cash equivalents	1	3
Net increase (decrease) in cash and cash equivalents	(35)	(190)
Cash and cash equivalents—beginning of period	187	522

Cash and cash equivalents—end of period	$152	$332

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(72)	$(78)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	3	53
Deferred acquisition costs	6	10
Unearned premium revenue	(45)	(81)
Loss and loss adjustment expense reserves	359	9
Insurance loss recoverable	(691)	21
Accrued interest payable	37	28
Accrued expenses	(28)	(21)
Unrealized (gains) losses on insured derivatives	22	14
Net (gains) losses on financial instruments at fair value and foreign exchange	16	70
Other net realized (gains) losses	(31)	1
Deferred income tax provision (benefit)	(49)	(23)
Interest on variable interest entities, net	10	22
Other operating	(8)	15

Total adjustments to net income (loss)	(399)	118

Net cash provided (used) by operating activities	$(471)	$40

Supplementary Disclosure of Consolidated Cash Flow Information
Non-cash investing activities:
Non-cash consideration received from the sale of MBIA UK Insurance Limited	$332	$-

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties

Summary

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates one of the largest financial guarantee insurance businesses in the industry. MBIA manages three operating segments: 1) United States (“U.S.”) public finance insurance; 2) corporate; and 3) international and structured finance insurance. The Company’s U.S. public finance insurance business is primarily operated through National Public Finance Guarantee Corporation (“National”) and its international and structured finance insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). Effective on January 10, 2017, MBIA Corp.’s wholly-owned subsidiary, MBIA UK (Holdings) Limited (“MBIA UK Holdings”), sold its operating subsidiary, MBIA UK Insurance Limited (“MBIA UK”), to Assured Guaranty Corp. (“Assured”), a subsidiary of Assured Guaranty Ltd. Refer below for a further discussion of the sale of MBIA UK. Unless otherwise indicated or the context otherwise requires, references to “MBIA Corp.” are (i) for any references relating to the period ended January 10, 2017, to MBIA Insurance Corporation, together with its subsidiaries, MBIA UK, and MBIA Mexico S.A. de C.V. (“MBIA Mexico”) and (ii) for any references relating to the period after January 10, 2017, to MBIA Insurance Corporation together with MBIA Mexico.

Refer to “Note 12: Business Segments” for further information about the Company’s operating segments.

Business Developments

Sale of MBIA UK

On January 10, 2017, MBIA UK Holdings sold its operating subsidiary, MBIA UK, and made a cash payment of $23 million, to Assured in exchange for the receipt by MBIA UK Holdings of certain notes (“Zohar II Notes”) owned by Assured that were issued by Zohar II 2005-1, Limited (“Zohar II”) with an aggregate outstanding principal amount of $347 million as of January 10, 2017 (the “Sale Transaction”). For the three months ended March 31, 2017, the Company recorded a gain of $5 million to adjust the carrying value of MBIA UK to its fair value less costs to sell as of the sale date. This gain was reflected in the results of the Company’s international and structured finance insurance segment and included in “Other net realized gains (losses)” on the Company’s consolidated statement of operations.

Held for Sale Classification

The assets and liabilities of MBIA UK were classified as held for sale as of December 31, 2016 and presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheet. Income before income taxes for MBIA UK was $9 million for the three months ended March 31, 2016. The following table summarizes the components of assets and liabilities held for sale as of December 31, 2016:

In millions	As of December 31, 2016
Assets
Investments	$466
Cash and cash equivalents	73
Premiums receivable	267
Other assets	19
Valuation allowance	(270)

Total assets held for sale	$555

Liabilities
Unearned premium revenue	$304
Other liabilities	42

Total liabilities held for sale	$346

MBIA Corp. Financing Facility

On January 10, 2017, MBIA Corp. consummated a financing facility (the “Facility”) with affiliates of certain holders of 14% Fixed-to-Floating Rate Surplus Notes of MBIA Corp. (collectively, the “Senior Lenders”), and with MBIA Inc., pursuant to which the Senior Lenders have provided $325 million of senior financing and MBIA Inc. has provided $38 million of subordinated financing to MZ Funding LLC (“MZ Funding”), a newly formed wholly-owned subsidiary of the Company, which in turn lent the proceeds of such financing to MBIA Corp. MBIA Corp. issued financial guarantee insurance policies insuring MZ Funding’s obligations to the Senior Lender and MBIA Inc. under the Facility. Refer to “Note 9: Debt” for further information about the Facility.

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

MBIA Corp. Insured Portfolio

MBIA Corp.’s primary objectives are to satisfy claims of its policyholders, and to maximize future recoveries, if any, for its Senior Lenders and surplus note holders and, thereafter, its preferred stock holders. MBIA Corp. is executing this strategy by pursuing various actions focused on maximizing the collection of recoveries and by reducing potential losses on its insurance exposures. MBIA Corp.’s insured portfolio could deteriorate and result in additional significant loss reserves and claim payments. MBIA Corp.’s ability to meet its obligations is limited by available liquidity and its ability to secure additional liquidity through financing and other transactions. There can be no assurance that MBIA Corp. will be successful in generating sufficient cash to meet its obligations.

On January 20, 2017, MBIA Corp. was presented with and fully satisfied a claim of $770 million (the “Zohar II Claim”) on an insurance policy it had written insuring certain notes (the “Zohar II Notes”) issued by Zohar II 2005-1, Limited (“Zohar II”). MBIA Corp. was able to satisfy the Zohar II Claim as a result of having completed the Sale Transaction and by borrowing from the Facility, as described above, together with using approximately $60 million from its own resources. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for information about these transactions.

RMBS Recoveries

The amount and timing of projected collections from excess spread from residential mortgage-backed securities (“RMBS”) and the put-back recoverable from Credit Suisse are uncertain.

Zohar Recoveries

Payment of a claim in November of 2015 on MBIA Corp.’s policy insuring the class A-1 and A-2 notes issued by Zohar CDO 2003-1, Limited (“Zohar I”) and satisfying the Zohar II Claim entitles MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. There can be no assurance, however, that the value of the Zohar assets will be sufficient to permit MBIA Corp. to recover all or substantially all of the payments it made on Zohar I and Zohar II.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about MBIA Corp.’s recoveries.

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

Note 2: Significant Accounting Policies

The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position and results of operations. All material intercompany balances and transactions have been eliminated.

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

The results of operations for the three months ended March 31, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017. The December 31, 2016 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in the prior year’s financial statements to conform to the current presentation. This includes a change in the presentation of cash paid when withholding shares for tax-withholding purposes in “Purchases of treasury stock” on the Company’s consolidated statement of cash flows as required under Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718)”. The change in presentation effected “Operating and employee related expenses paid”, in operating cash flows and “Purchases of treasury stock”, in financing cash flows, on the Company’s consolidated statement of cash flows in prior periods. Such reclassifications did not materially impact total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

The Company has not adopted any new accounting pronouncements that had a material impact on its consolidated financial statements.

Recent Accounting Developments

Revenue from Contracts with Customers (Topic 606) (ASU 2014-09) and Deferral of the Effective Date (ASU 2015-14)

In May of 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 amends the accounting guidance for recognizing revenue for the transfer of goods or services from contracts with customers unless those contracts are within the scope of other accounting standards. ASU 2014-09 does not apply to financial guarantee insurance contracts within the scope of Topic 944, “Financial Services — Insurance.” ASU 2014-09 applies to certain fees and reimbursements, and is not expected to materially impact revenue recognition of these fees and reimbursements. In August of 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date.” ASU 2015-14 defers the effective date of ASU 2014-09 to interim and annual periods beginning January 1, 2018, and is applied on a retrospective or modified retrospective basis. The adoption of ASU 2014-09 is not expected to materially impact the Company’s consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3: Recent Accounting Pronouncements (continued)

Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01)

In January of 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires certain equity investments other than those accounted for under the equity method of accounting or result in consolidation of the investee to be measured at fair value with changes in fair value recognized in net income, and permits an entity to measure equity investments that do not have readily determinable fair values at cost less any impairment plus or minus adjustments for certain changes in observable prices. An entity is also required to evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale (“AFS”) debt securities in combination with the entity’s other deferred tax assets. ASU 2016-01 requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability that results from a change in the instrument-specific credit risk for financial liabilities that the entity has elected to measure at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for interim and annual periods beginning January 1, 2018, and is applied on a modified retrospective basis. Early adoption is not permitted with the exception of early application of the guidance that requires separate presentation in other comprehensive income of the change in the instrument-specific credit risk for financial liabilities measured at fair value in accordance with the fair value option. Upon adoption of ASU 2016-01, the Company does not expect there to be a material impact to the Company’s consolidated financial statements. Based on the fair values as of March 31, 2017 of financial liabilities measured at fair value in accordance with the fair value option, the cumulative-effect adjustment, net of tax, related to the instrument-specific credit risk portion of such financial liabilities was a gain of approximately $100 million, which represents the amount that would have been reclassed from retained earnings to accumulated other comprehensive income (loss) had the Company adopted ASU 2016-01 on March 31, 2017. In addition, based on fair values as of March 31, 2017 of equity investments, the cumulative-effect adjustment, net of tax, related to net unrealized gains of such investments was approximately $0.3 million, which represents the amount that would have been reclassed from accumulated other comprehensive income (loss) to retained earnings had the Company adopted ASU 2016-01 on March 31, 2017. The Company plans to adopt ASU 2016-01 in its entirety on January 1, 2018. The amounts provided as of March 31, 2017 are subject to change when the Company adopts ASU 2016-01.

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

Nonconsolidated VIEs

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of March 31, 2017 and December 31, 2016, through its insurance operations. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs as of March 31, 2017 and December 31, 2016. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured credit default swap (“CDS”) contracts and any investments in obligations issued by nonconsolidated VIEs.

	March 31, 2017
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)
Insurance:
Global structured finance:
Collateralized debt obligations	$1,955	$995	$13	$1	$-	$-	$-
Mortgage-backed residential	8,575	4,499	20	27	282	25	396
Mortgage-backed commercial	247	132	-	-	-	-	-
Consumer asset-backed	5,059	1,267	-	6	2	5	10
Corporate asset-backed	2,406	2,015	-	16	-	18	-

Total global structured finance	18,242	8,908	33	50	284	48	406
Global public finance	19,035	3,062	-	11	-	18	-

Total insurance	$37,277	$11,970	$33	$61	$284	$66	$406

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

	December 31, 2016
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)
Insurance:
Global structured finance:
Collateralized debt obligations	$3,167	$1,914	$51	$2	$-	$-	$73
Mortgage-backed residential	9,146	4,796	20	28	304	27	325
Mortgage-backed commercial	257	145	-	-	-	-	-
Consumer asset-backed	4,893	1,331	-	7	2	5	8
Corporate asset-backed	2,625	2,205	5	18	-	20	-

Total global structured finance	20,088	10,391	76	55	306	52	406
Global public finance	44,306	12,051	-	11	-	18	-

Total insurance	$64,394	$22,442	$76	$66	$306	$70	$406

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets. Excludes $125 million that is included within “Assets held for sale” on the Company’s consolidated balance sheet.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets. Excludes $134 million that is included within “Liabilities held for sale” on the Company’s consolidated balance sheet.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs.

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $3.3 billion and $2.5 billion, respectively, as of March 31, 2017, and $2.7 billion and $2.2 billion, respectively, as of December 31, 2016. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. Two additional VIEs were consolidated during the three months ended March 31, 2017 and one additional VIE was consolidated during the three months ended March 31, 2016.

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

International and Structured Finance Insurance

The international and structured finance insurance segment’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP do not include estimates for policies insuring credit derivatives or on financial guarantee VIEs that are eliminated in consolidation. Policies insuring credit derivative contracts are accounted for as derivatives and are carried at fair value in the Company’s consolidated financial statements under GAAP. The fair values of insured credit derivative contracts are influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments under the Company’s insurance policies. In the absence of credit impairments on insured credit derivative contracts or the early termination of such contracts at a loss, the cumulative unrealized losses recorded from these contracts should reverse before or at the maturity of the contracts. As the Company’s insured credit derivatives have similar terms, conditions, risks, and economic profiles to its financial guarantee insurance policies, the Company evaluates them for impairment, under Statutory accounting, in the same way that it estimates loss and loss adjustment expense (“LAE”) for its financial guarantee policies. Refer to “Note 8: Derivative Instruments” for a further discussion of the Company’s use of derivatives and their impact on the Company’s consolidated financial statements.

RMBS Case Basis Reserves (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies, excluding those on consolidated VIEs. The Company’s first-lien RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company’s second-lien RMBS case basis reserves relate to RMBS backed by home equity lines of credit and closed-end second mortgages. The Company calculated RMBS case basis reserves as of March 31, 2017 for both first and second-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for additional information on the Company’s Roll Rate Methodology for its RMBS case basis reserves.

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

RMBS Recoveries

The Company primarily records two types of recoveries related to insured RMBS exposures: excess spread that is generated from the trust structures in the insured transactions; and second-lien “put-back” claims related to those mortgage loans whose inclusion in an insured securitization failed to comply with representations and warranties (“ineligible loans”).

Excess Spread

Excess spread within insured RMBS securitizations is the difference between interest inflows on mortgage loan collateral and interest outflows on the insured RMBS notes. The aggregate amount of excess spread depends on the future loss trends (which include future delinquency trends, average time to charge-off/liquidate delinquent loans, and the availability of pool mortgage insurance), the future spread between Prime and the London Interbank Offered Rate interest rates, and borrower refinancing behavior (which may be affected by changes in the interest rate environment) that results in voluntary prepayments. Minor deviations in loss trends and voluntary prepayments may substantially impact the amounts collected from excess spread. Excess spread may also include estimated recoverables from mortgage insurance contracts and subsequent recoveries on charged-off loans associated with the insured RMBS securitizations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Second-lien Put-Back Claims Related to Ineligible Mortgage Loans

To date, MBIA has settled the majority of the Company’s put-back claims. Only its claims against Credit Suisse remain outstanding. To date, settlement amounts have been consistent with the put-back recoveries that had been included in the Company’s financial statements at the times preceding the settlements.

The put-back contract claim remaining with Credit Suisse is related to the inclusion of ineligible mortgage loans in the 2007-2 Home Equity Mortgage Trust securitization. Credit Suisse has challenged the Company’s assessment of the ineligibility of individual mortgage loans and the dispute is the subject of litigation for which there is no assurance that the Company will prevail.

Based on the Company’s assessment of the strength of its contractual put-back rights against Credit Suisse, as well as on its prior settlements with other sellers/servicers and success of other monolines’ put-back settlements, the Company believes it will prevail in enforcing its contractual rights and that it is entitled to collect the full amount of its incurred losses, which totaled $440 million through March 31, 2017. The Company is also entitled to collect interest on amounts paid; it believes that in the context of its put-back litigation, the appropriate interest rate should be the New York State statutory rate. However, the Company currently calculates its put-back recoveries using the contractual interest rate, which is lower than the New York State statutory rate.

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

The Company continues to consider relevant facts and circumstances in developing its assumptions on expected cash inflows, probability of potential recoveries (including the outcome of litigation) and recovery period. The estimated amount and likelihood of potential recoveries are expected to be revised and supplemented to the extent there are developments in the pending litigation and/or changes to the financial condition of Credit Suisse. While the Company believes it will be successful in realizing its recoveries from its put-back contract claims against Credit Suisse, the ultimate amount recovered may be materially different from that recorded by the Company given the inherent uncertainty of the manner of resolving the claims (i.e., litigation and/or negotiated out-of-court settlement) and the assumptions used in the required estimation process for accounting purposes which are based, in part, on judgments and other information that are not easily corroborated by historical data or other relevant benchmarks.

CDO Reserves

The Company also has loss and LAE reserves on certain transactions within its collateralized debt obligation (“CDO”) portfolio, including its multi-sector CDO and high yield corporate CDO asset classes that were insured in the form of financial guarantee policies. MBIA’s insured multi-sector CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes, but are not limited to, RMBS-related collateral, multi-sector and corporate CDOs). MBIA’s high yield corporate CDO portfolio consists of a middle-market/special-opportunity corporate loan transaction.

Zohar Recoveries

MBIA Corp. will seek to recover the payments it made (plus interest and expenses) with respect to Zohar I and the Zohar II Claim. MBIA Corp. anticipates that the primary source of the recovery of the Zohar II Claim will come from the monetization of the assets of Zohar II, which include, among other things, loans made to, and equity interests in, companies purportedly controlled by the sponsor and former collateral manager of Zohar I and Zohar II (the “Zohar Sponsor”) (all the assets of Zohar II, the “Zohar II Assets”).

In connection with the exercise of its rights and remedies, MBIA Corp. directed the trustee for Zohar I to commence an auction (the “Auction”) of all of the assets of Zohar I, which occurred in 2016. MBIA Corp. was the winning bidder in the Auction, and in connection therewith, acquired the beneficial ownership of the Zohar I assets, which include loans made to, and equity interests in, companies purportedly controlled by the Zohar Sponsor (all the assets of Zohar I, the “Zohar I Assets”). Over time, MBIA Corp. expects to acquire the legal ownership of the Zohar I Assets and recover all or substantially all of the payment it made (plus interest and expenses) with regards to the Zohar I Claim. As of March 31, 2017, the recoveries of Zohar I and Zohar II are included in “Loans receivable at fair value” which are presented in “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

There can be no assurance, however, that the value of the Zohar II Assets and the Zohar I Assets will be sufficient to permit MBIA Corp. to recover all or substantially all of the payments it made on the Zohar II Claim and the Zohar I Claim. Failure to recover a substantial amount of such payments could impede its ability to make payments when due on other policies. MBIA Corp. believes that if the New York State Department of Financial Services (“NYSDFS”) concludes at any time that MBIA Insurance Corporation will not be able to pay its policyholder claims, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the New York Insurance Law (“NYIL”) and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the NYSDFS.

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for additional information on the Company’s loss reserving process including risk-management activities.

Summary of Loss and LAE Reserves and Recoveries

The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidated VIEs, which are included in the Company’s consolidated balance sheets as of March 31, 2017 and December 31,2016 are presented in the following table:

	As of March 31, 2017			As of December 31, 2016
In millions	Balance Sheet Line Item			Balance Sheet Line Item
	Insurance loss recoverable	Loan repurchase commitments	Loss and LAE reserves	Insurance loss recoverable	Loan repurchase commitments	Loss and LAE reserves
U.S. Public Finance Insurance	$197	$-	$106	$174	$-	$97

International and Structured Finance Insurance:
Before VIE eliminations	1,200	409	687	551	404	650
VIE eliminations	(911)	-	(234)	(221)	-	(206)

Total international and structured finance insurance	289	409	453	330	404	444

Total	$486	$409	$559	$504	$404	$541

Changes in Loss and LAE Reserves

The following table presents changes in the Company’s loss and LAE reserves for the three months ended March 31, 2017. Changes in loss reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in amount and timing of estimated claim payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of March 31, 2017, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 2.14%. LAE reserves are generally expected to be settled within a one-year period and are not discounted. As of March 31, 2017 and December 31, 2016, the Company’s gross loss and LAE reserves included $62 million and $60 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Three Months Ended March 31, 2017
Gross Loss and LAE Reserves as of December 31, 2016	Loss Payments for Cases with Reserves(1)	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other(2)	Gross Loss and LAE Reserves as of March 31, 2017
$541	$(804)	$1	$5	$96	$4	$2	$714	$559

(1) -	Includes payments made to satisfy the Zohar II Claim.

(2) -	Primarily changes in the amount to satisfy the Zohar II Claim.

The increase in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily related to increases due to changes in assumptions on insured RMBS transactions, partially offset by decreases in changes in amount of payments on CDOs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the three months ended March 31, 2017. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Three Months Ended March 31, 2017
In millions	Gross Reserve as of December 31, 2016	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Changes in LAE Recoveries	Other(1)	Gross Reserve as of March 31, 2017
Insurance loss recoverable	$504	$(42)	$2	$3	$(4)	$-	$23	$486
Recoveries on unpaid losses(2)	79	-	-	1	(25)	(4)	-	51

Total	$583	$(42)	$2	$4	$(29)	$(4)	$23	$537

(1) -	Primarily changes in amount and timing of collections.

(2) -	As of March 31, 2017 and December 31, 2016, excludes Puerto Rico recoveries, and as of December 31, 2016, the Zohar II recoveries, which have been netted against reserves.

The decrease in the Company’s insurance loss recoverable and recoveries on unpaid losses reflected in the preceding table was primarily due to a decrease in changes in assumptions on insured RMBS transactions.

Loss and LAE Activity

The Company’s financial guarantee insurance losses and LAE (excluding insured credit derivatives and consolidated VIEs), net of reinsurance for the three months ended March 31, 2017 and 2016 are presented in the following table:

	Three Months Ended March 31,
In millions	2017	2016
U.S. Public Finance Insurance Segment	$11	$9

International and Structured Finance Insurance Segment:
Second-lien RMBS	23	12
First-lien RMBS	57	26
CDOs	2	(31)
Other(1)	1	6

Losses and LAE expense (benefit)	$94	$22

(1) - Includes non-U.S.	public finance and other issues.

For the three months ended March 31, 2017, losses and LAE primarily related to increases in expected payments on insured RMBS transactions and decreases in projected collections from excess spread within insured RMBS securitizations.

For the three months ended March 31, 2016, losses and LAE primarily related to increases in expected payments on insured first-lien RMBS transactions and certain Puerto Rico exposures and decreases in projected collections from excess spread within insured second-lien RMBS securitizations. These were partially offset by decreases in expected payments related to CDOs.

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended March 31, 2017 and 2016, gross LAE related to remediating insured obligations were $12 million and $8 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Surveillance Categories

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of March 31, 2017:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	89	5	3	326	423
Number of issues(1)	18	4	2	122	146
Remaining weighted average contract period (in years)	7.6	4.1	24.4	7.7	9.0
Gross insured contractual payments outstanding:(2)
Principal	$2,779	$14	$792	$6,081	$9,666
Interest	2,729	3	3,538	2,612	8,882

Total	$5,508	$17	$4,330	$8,693	$18,548

Gross Claim Liability(3)	$-	$-	$-	$721	$721
Less:
Gross Potential Recoveries	-	-	-	704	704
Discount, net(4)	-	-	-	(35)	(35)

Net claim liability (recoverable)	$-	$-	$-	$52	$52

Unearned premium revenue	$8	$-	$25	$65	$98

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	The gross claim liability with respect to Puerto Rico exposures are net of expected recoveries.

(4) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2016:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	90	6	3	331	430
Number of issues(1)	17	4	2	126	149
Remaining weighted average contract period (in years)	7.5	3.4	7.2	7.0	7.1
Gross insured contractual payments outstanding:(2)
Principal	$2,917	$17	$320	$7,031	$10,285
Interest	2,795	4	107	2,777	5,683

Total	$5,712	$21	$427	$9,808	$15,968

Gross Claim Liability(3)	$-	$-	$-	$718	$718
Less:
Gross Potential Recoveries	-	-	-	770	770
Discount, net(4)	-	-	-	(75)	(75)

Net claim liability (recoverable)	$-	$-	$-	$23	$23

Unearned premium revenue	$9	$-	$8	$68	$85

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	The gross claim liability with respect to Puerto Rico and Zohar II exposures are net of expected recoveries.

(4) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The gross claim liabilities in the preceding tables represent the Company’s estimate of undiscounted probability-weighted estimated future claim payments. The gross claim liability with respect to Puerto Rico exposure as of March 31, 2017 and December 31, 2016, and the Zohar II exposure as of December 31, 2016, is net of expected recoveries. As of March 31, 2017 and December 31, 2016, the gross claim liability primarily related to insured first-lien RMBS transactions.

The gross potential recoveries represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments. Gross potential recoveries exclude amounts related to Puerto Rico exposure as of March 31, 2017 and December 31, 2016, and the Zohar II exposure as of December 31, 2016 that have been netted against the claim liability. As of March 31, 2017 and December 31, 2016, the gross potential recoveries principally related to U.S. public finance transactions and insured second-lien RMBS transactions. As of March 31, 2017, these potential recoveries exclude the recoveries of Zohar I and Zohar II that are included in “Loans receivable at fair value” which are presented in “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. The Company’s recoveries have been, and remain based on either salvage rights, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments, it is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected estimated future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of the claim liability for a given policy. The gross claim liability and gross potential recoveries reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company. As of March 31, 2017 and December 31, 2016, reinsurance recoverable on paid and unpaid losses was $6 million and was included in “Other assets” on the Company’s consolidated balance sheets.

Note 6: Fair Value of Financial Instruments

Fair Value Measurement

Financial Assets

Financial assets held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically, the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company, along with its third-party portfolio manager, reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company and its third-party portfolio manager believe a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, its third-party portfolio manager will obtain a price from another third-party provider or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of March 31, 2017 or 2016. All challenges to third-party prices are reviewed by staff of the Company as well as its third-party portfolio manager with relevant expertise to ensure reasonableness of assumptions. A pricing analysis is reviewed and approved by the Company’s valuation committee.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Derivative Liabilities

The Company’s derivative liabilities are primarily interest rate swaps and insured credit derivatives. The Company’s insured credit derivative contracts are non-traded structured credit derivative transactions. Since insured derivatives are highly customized and there is generally no observable market for these derivatives, the Company estimates their fair values in a hypothetical market based on internal models simulating what a similar company would charge to assume the Company’s position in the transaction at the measurement date. This pricing would be based on the expected loss of the exposure. The Company reviews its valuation model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise. When market spreads or securities prices are observable for similar transactions, those spreads are an integral part of the analysis.

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

The investment in the fixed-income fund was measured at fair value by applying the net asset value per share practical expedient. The investment in the fixed-income fund may be redeemed on a quarterly basis with prior redemption notification of ninety days subject to withdrawal limitations. The investment is required to be held for a minimum of twelve months, and any subsequent quarterly redemption is limited to 25% of the investment or a complete redemption over four consecutive quarters in the amounts of 25%, 33%, 50%, and 100% of the remaining investment balance as of the first, second, third and fourth consecutive quarters, respectively.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Cash and Cash Equivalents, Receivable for Investments Sold, Payable for Investments Purchased, and Accrued Investment Income

The carrying amounts of cash and cash equivalents, receivable for investments sold, securities sold, not yet purchased, payable for investments purchased, and accrued investment income approximate fair values due to the short-term nature and credit worthiness of these instruments. These items are categorized in Level 1 or Level 2 of the fair value hierarchy.

Loans Receivable at Fair Value

Loans receivable at fair value are comprised of loans held by consolidated VIEs consisting of residential mortgage and corporate loans. Fair values of residential mortgage loans are determined using quoted prices for MBS issued by the respective VIE and adjusted for the fair values of the financial guarantees provided by MBIA Corp. on the related MBS. Fair values of corporate loans are based on discounted cash flow methodologies. Loans receivable at fair value are categorized in Level 3 of the fair value hierarchy based on an unobservable input that is significant to the fair value measurement in its entirety.

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

Valuation Model Overview

For the three months ended March 31, 2017, the Company used an internally developed Direct Price Model to value insured CDS contracts that incorporate market prices or estimated prices of similar securities that are obtained for all collateral within a transaction, the present value of the market-implied potential losses, and nonperformance risk. The valuation of insured derivatives includes the impact of its credit standing. The insured credit derivatives are categorized as Level 3 of the fair value hierarchy based on unobservable inputs that are significant to the fair value measurement in its entirety.

Prior to 2017, the Company used the Binomial Expansion Technique (“BET”) Model and the Direct Price Model to value insured CDS contracts. The BET Model estimates what a bond insurer would charge to guarantee a transaction at the measurement date, based on the market-implied default risk of the underlying collateral and the remaining structural protection in a deductible or subordination. Inputs to the process of determining fair value for structured transactions using the BET Model include estimates of collateral loss, allocation of loss to separate tranches of the capital structure, credit spreads, recovery rates and nonperformance risk and weighted average life.

A significant driver of changes in fair value is MBIA Corp.’s nonperformance risk. In aggregate, the nonperformance calculation resulted in a pre-tax net insured derivative liability that was $12 million and $11 million lower than the net liability that would have been estimated if MBIA Corp. excluded nonperformance risk in its valuation as of March 31, 2017 and December 31, 2016, respectively.

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

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016. These tables exclude inputs used to measure fair value that are not developed by the Company, such as broker prices and other third-party pricing service valuations.

In millions	Fair Value as of March 31, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,716	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 34% (5%)
		Discounted cash flow	Multiples(1)
Loan repurchase commitments	409	Discounted cash flow	Recovery rates(2)
			Breach rates(2)
Liabilities of consolidated VIEs:
Variable interest entity notes	491	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 63% (26%)
Credit derivative liabilities, net:
CMBS and multi-sector CDO	86	Direct Price Model	Nonperformance risk	46% - 46% (46%)
Other derivative liabilities	20	Discounted cash flow	Cash flows	$0 - $83 ($42)(3)

(1) -	Unobservable inputs are not developed by the Company.

(2) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(3) -	Midpoint of cash flows are used for the weighted average.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Fair Value as of December 31, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$916	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 28% (3%)
		Discounted cash flow	Multiples(1)
Loan repurchase commitments	404	Discounted cash flow	Recovery rates(2)
			Breach rates(2)
Liabilities of consolidated VIEs:
Variable interest entity notes	476	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 54% (24%)
Credit derivative liabilities, net:
CMBS	62	BET Model	Recovery rates	25% - 40% (33%)
			Nonperformance risk	10% - 32% (32%)
			Weighted average life (in years)	1.1 - 1.5 (1.3)
			CMBS spreads	25% - 35% (30%)
Multi-sector CDO	2	Direct Price Model	Nonperformance risk	58% - 58% (58%)
Other derivative liabilities	20	Discounted cash flow	Cash flows	$0 - $83 ($42)(3)

(1) -	Unobservable inputs are not developed by the Company.

(2) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(3) -	Midpoint of cash flows are used for the weighted average.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The significant unobservable inputs used in the fair value measurement of MBIA Corp.’s commercial mortgage-backed securities (“CMBS”) credit derivatives, and multi-sector CDO credit derivatives, which are valued using the Direct Price Model, is nonperformance risk. The nonperformance risk is an assumption of MBIA Corp.’s own ability to pay and whether MBIA Corp. will have the necessary resources to pay the obligations as they come due. Any significant increase or decrease in MBIA Corp.’s nonperformance risk would result in a decrease or increase in the fair value of the derivative liabilities, respectively.

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

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of March 31, 2017
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$785	$110	$-		$-	$895
State and municipal bonds	-	1,404	1	(1)	-	1,405
Foreign governments	-	10	-		-	10
Corporate obligations	75	1,417	-		-	1,492
Mortgage-backed securities:
Residential mortgage-backed agency	-	791	-		-	791
Residential mortgage-backed non-agency	-	54	-		-	54
Commercial mortgage-backed	-	40	-		-	40
Asset-backed securities:
Collateralized debt obligations	-	39	13	(1)	-	52
Other asset-backed	-	261	5	(1)	-	266

Total fixed-maturity investments	860	4,126	19		-	5,005
Money market securities	271	-	-		-	271
Perpetual debt and equity securities	27	9	-		-	36
Fixed-income fund	-	-	-		-	78	(2)
Cash and cash equivalents	112	-	-		-	112
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	3	-		-	3

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of March 31, 2017
Assets of consolidated VIEs:
Corporate obligations	-	19	6	(1)	-	25
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	145	-		-	145
Commercial mortgage-backed	4	45	-		-	49
Asset-backed securities:
Collateralized debt obligations	-	7	1	(1)	-	8
Other asset-backed	-	18	1	(1)	-	19
Cash	40	-	-		-	40
Loans receivable at fair value:
Residential loans receivable	-	-	844		-	844
Corporate loans receivable	-	-	872		-	872
Loan repurchase commitments	-	-	409		-	409
Derivative assets:
Currency derivatives	-	-	13	(1)	-	13

Total assets	$1,314	$4,372	$2,165		$-	$7,929

Liabilities:
Medium-term notes	$-	$-	$104	(1)	$-	$104
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	2	86		-	88
Non-insured derivatives:
Interest rate derivatives	-	205	-		-	205
Other	-	-	20		-	20
Other liabilities:
Warrants	-	13	-		-	13
Liabilities of consolidated VIEs:
Variable interest entity notes	-	815	491		-	1,306

Total liabilities	$-	$1,035	$701		$-	$1,736

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

(2) -	Investment that was measured at fair value by applying the net asset value per share practical expedient, and was required not to be classified in the fair value hierarchy.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2016
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$825	$112	$-		$-	$937
State and municipal bonds	-	1,440	-		-	1,440
Foreign governments	-	9	-		-	9
Corporate obligations	-	1,332	2	(1)	-	1,334
Mortgage-backed securities:
Residential mortgage-backed agency	-	868	-		-	868
Residential mortgage-backed non-agency	-	45	-		-	45
Commercial mortgage-backed	-	43	-		-	43
Asset-backed securities:
Collateralized debt obligations	-	7	15	(1)	-	22
Other asset-backed	-	257	44	(1)	-	301

Total fixed-maturity investments	825	4,113	61		-	4,999
Money market securities	521	-	-		-	521
Perpetual debt and equity securities	26	9	-		-	35
Fixed-income funds	-	-	-		-	75	(2)
Cash and cash equivalents	163	-	-		-	163
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	3	-		-	3

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2016
Assets of consolidated VIEs:
Corporate obligations	-	27	-		-	27
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	149	-		-	149
Commercial mortgage-backed	-	52	-		-	52
Asset-backed securities:
Collateralized debt obligations	-	7	1	(1)	-	8
Other asset-backed	-	18	1	(1)	-	19
Cash	24	-	-		-	24
Loans receivable at fair value:
Residential loans receivable	-	-	916		-	916
Corporate loans receivable	-	-	150	(1)	-	150
Loan repurchase commitments	-	-	404		-	404
Derivative assets:
Currency derivatives	-	-	19	(1)	-	19

Total assets	$1,559	$4,378	$1,552		$-	$7,564

Liabilities: Medium-term notes	$-	$-	$101	(1)	$-	$101
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	2	64		-	66
Non-insured derivatives:
Interest rate derivatives	-	213	-		-	213
Other	-	-	20		-	20
Other liabilities:
Warrants	-	33	-		-	33
Liabilities of consolidated VIEs:
Variable interest entity notes	-	875	476		-	1,351

Total liabilities	$-	$1,123	$661		$-	$1,784

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

(2) -	Investment that were measured at fair value by applying the net asset value per share practical expedient, and was required not to be classified in the fair value hierarchy.

Level 3 assets at fair value as of March 31, 2017 and December 31, 2016 represented approximately 27% and 21%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of March 31, 2017 and December 31, 2016 represented approximately 40% and 37%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of March 31, 2017 and December 31, 2016:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of March 31, 2017	Carry Value Balance as of March 31, 2017
Assets:
Other investments	$-	$2	$-	$2	$2
Accrued investment income(1)	-	37	-	37	37
Receivable for investments sold(1)	-	52	-	52	52
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	879	879	890

Total assets	$-	$91	$879	$970	$981

Liabilities:
Long-term debt	$-	$1,047	$-	$1,047	$2,034
Medium-term notes	-	-	456	456	726
Investment agreements	-	-	496	496	390
Payable for investments purchased(2)	-	89	-	89	89
Liabilities of consolidated VIEs:
Variable interest entity notes	-	337	874	1,211	1,211

Total liabilities	$-	$1,473	$1,826	$3,299	$4,450

Financial Guarantees:
Gross	$-	$-	$2,499	$2,499	$986
Ceded	-	-	35	35	43

(1) -	Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2016	Carry Value Balance as of December 31, 2016
Assets:
Other investments	$-	$2	$-	$2	$3
Accrued investment income(1)	-	40	-	40	40
Assets held for sale	-	306	-	306	306
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	876	876	890

Total assets	$-	$348	$876	$1,224	$1,239

Liabilities:
Long-term debt	$-	$1,030	$-	$1,030	$1,986
Medium-term notes	-	-	478	478	794
Investment agreements	-	-	508	508	399
Payable for investments purchased(2)	-	32	-	32	32
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	882	882	890

Total liabilities	$-	$1,062	$1,868	$2,930	$4,101

Financial Guarantees:
Gross	$-	$-	$2,638	$2,638	$995
Ceded	-	-	18	18	43

(1) - Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) - Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2017 and 2016:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2017

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2017
Assets:
Corporate obligations	$2	$-	$-	$-	$-	$-	$-	$-	$-	$-	$(2)	$-	$-
Collateralized debt obligations	15	-	-	-	-	-	-	(2)	-	-	-	13	-
Other asset-backed	44	-	-	2	-	-	-	(41)	-	-	-	5	-
State and municipal bonds	-	-	-	-	-	-	-	-	-	1	-	1	-
Assets of consolidated VIEs:
Corporate obligations	-	-	-	-	-	-	-	-	-	6	-	6	-
Commercial
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Other asset-backed	1	-	-	-	-	-	-	-	-	1	(1)	1	-
Loans receivable- residential	916	-	(4)	-	-	-	-	(68)	-	-	-	844	(3)
Loans receivable- corporate	150	-	3	-	-	719	-	-	-	-	-	872	3
Loan repurchase commitments	404	-	5	-	-	-	-	-	-	-	-	409	5
Currency derivatives, net	19	-	(3)	-	(3)	-	-	-	-	-	-	13	(6)

Total assets	$1,552	$-	$1	$2	$(3)	$719	$-	$(111)	$-	$8	$(3)	$2,165	$(1)

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2017
Liabilities:
Medium-term notes	$101	$-	$1	$-	$2	$-	$-	$-	$-	$-	$-	$104	$3
Credit derivatives, net	64	31	22	-	-	-	-	(31)	-	-	-	86	22
Other derivatives	20	-	-	-	-	-	-	-	-	-	-	20	-
Liabilities of consolidated VIEs:
VIE notes	476	-	34	-	-	-	-	(19)	-	-	-	491	34

Total liabilities	$661	$31	$57	$-	$2	$-	$-	$(50)	$-	$-	$-	$701	$59

(1) -	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2016

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2016
Assets:
Foreign governments	$2	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$2	$-
Corporate obligations	7	-	-	-	-	-	-	-	-	-	(6)	1	-
Collateralized debt obligations	29	-	-	-	-	-	-	(3)	-	-	-	26	-
Other asset-backed	38	(1)	(1)	5	-	-	-	(2)	-	-	-	39	(1)
State and municipal bonds	41	-	-	-	-	-	-	(38)	-	-	-	3	-
Assets of consolidated VIEs:
Corporate obligations	11	-	(5)	-	-	-	-	-	-	-	(5)	1	-
Commercial mortgage-backed	-	-	-	-	-	-	-	-	-	2	-	2	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Other asset-backed	6	-	(6)	-	-	-	-	-	-	3	-	3	-
Loans receivable- residential	1,185	-	(14)	-	-	-	-	(56)	-	-	-	1,115	(14)
Loans receivable-corporate	107	-	-	-	-	146	-	-	-	-	-	253	-
Loan repurchase commitments	396	-	3	-	-	-	-	-	-	-	-	399	3
Currency derivatives, net	11	-	(6)	-	-	-	-	-	-	-	-	5	(6)

Total assets	$1,834	$(1)	$(29)	$5	$-	$146	$-	$(99)	$-	$5	$(11)	$1,850	$(18)

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2016
Liabilities:
Medium-term notes	$161	$-	$(3)	$-	$7	$-	$-	$-	$-	$-	$-	$165	$5
Credit derivatives, net	85	14	14	-	-	-	-	(14)	-	-	-	99	16
Other derivatives, net	18	-	1	-	-	-	-	-	-	-	-	19	1
Liabilities of consolidated VIEs:
VIE notes	1,267	-	(22)	-	-	9	-	(78)	-	-	-	1,176	(22)

Total liabilities	$1,531	$14	$(10)	$-	$7	$9	$-	$(92)	$-	$-	$-	$1,459	$-

(1) -	Transferred in and out at the end of the period.

For the three months ended March 31, 2017, transfers into Level 3 and out of Level 2 were principally related to corporate obligations, state and municipal bonds and other ABS, where inputs, which are significant to their valuation, became unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Corporate obligations and other ABS comprised the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. There were no transfers into or out of Level 1 for the three months ended March 31, 2017.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

For the three months ended March 31, 2016, transfers into Level 3 were principally related to other asset backed and CMBS, where inputs, which are significant to their valuation, became unobservable during the quarter. Corporate obligations comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1 for the three months ended March 31, 2016.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended March 31, 2017 and 2016 are reported on the Company’s consolidated statements of operations as follows:

In millions	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of March 31, 2017	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of March 31, 2016
Revenues:
Unrealized gains (losses) on insured derivatives	$(22)	$(22)	$(14)	$(16)
Realized gains (losses) and other settlements on insured derivatives	(31)	-	(14)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	(3)	(7)	(7)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(36)	(35)	(6)	5

Total	$(92)	$(60)	$(41)	$(18)

Fair Value Option

The Company elected to record at fair value certain financial instruments that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following table presents the changes in fair value included in the Company’s consolidated statements of operations for the three months ended March 31, 2017 and 2016 for financial instruments for which the fair value option was elected:

	Three Months Ended March 31,
In millions	2017	2016
Investments carried at fair value(1)	$3	$3
Fixed-maturity securities held at fair value- VIE(2)	(8)	(85)
Loans receivable at fair value:
Residential mortgage loans(2)	(72)	(70)
Other loans(2)	3	-
Loan repurchase commitments(2)	6	2
Medium-term notes(1)	(3)	(5)
Variable interest entity notes (2)	(45)	166

(1) -	Reported within “Net gains (losses) of financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.

(2) -	Reported within “Net gains (losses) of financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2017 and December 31, 2016 for loans and notes for which the fair value option was elected:

In millions	As of March 31, 2017			As of December 31, 2016
	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference

Loans receivable at fair value:
Residential mortgage loans	$890	$822	$68	$965	$894	$71
Residential mortgage loans (90 days or more past due)	163	22	141	143	22	121
Corporate loans (90 days or more past due)	890	872	18	150	150	-

Total loans receivable at fair value	1,943	1,716	227	1,258	1,066	192
Variable interest entity notes	3,152	1,306	1,846	2,449	1,351	1,098
Medium-term notes	160	104	56	158	101	57

Substantially all gains and losses included in earnings during the three months ended March 31, 2017 and 2016 on loans receivable and VIE notes reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the VIE notes, resulting in depressed pricing of the financial instruments.

Note 7: Investments

Investments, excluding those elected under the fair value option, include debt and equity securities classified as either AFS or HTM. Other AFS investments primarily comprise money market funds.

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and other-than-temporary impairments (“OTTI”) for AFS and HTM investments in the Company’s consolidated investment portfolio as of March 31, 2017 and December 31, 2016:

	March 31, 2017
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$865	$31	$(8)	$888	$-
State and municipal bonds	1,364	60	(20)	1,404	-
Foreign governments	10	1	(1)	10	-
Corporate obligations	1,495	20	(90)	1,425	(63)
Mortgage-backed securities:
Residential mortgage-backed agency	796	2	(13)	785	-
Residential mortgage-backed non-agency	59	1	(6)	54	(2)
Commercial mortgage-backed	38	-	-	38	-
Asset-backed securities:
Collateralized debt obligations	52	-	-	52	-
Other asset-backed	257	2	(1)	258	1

Total fixed-maturity investments	4,936	117	(139)	4,914	(64)
Money market securities	267	-	-	267	-
Perpetual debt and equity securities	3	1	-	4	-

Total AFS investments	$5,206	$118	$(139)	$5,185	$(64)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$890	$-	$(11)	$879	$-

Total HTM investments	$890	$-	$(11)	$879	$-

(1) -	Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	December 31, 2016
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$909	$30	$(10)	$929	$-
State and municipal bonds	1,382	72	(15)	1,439	-
Foreign governments	8	-	-	8	-
Corporate obligations	1,352	20	(102)	1,270	(73)
Mortgage-backed securities:
Residential mortgage-backed agency	871	3	(12)	862	-
Residential mortgage-backed non-agency	50	1	(6)	45	(3)
Commercial mortgage-backed	41	-	-	41	-
Asset-backed securities:
Collateralized debt obligations	22	-	-	22	-
Other asset-backed	294	2	(3)	293	1

Total fixed-maturity investments	4,929	128	(148)	4,909	(75)
Money market securities	517	-	-	517	-
Perpetual debt and equity securities	4	1	-	5	-

Total AFS investments	$5,450	$129	$(148)	$5,431	$(75)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$890	$-	$(14)	$876	$-

Total HTM investments	$890	$-	$(14)	$876	$-

(1) -	Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of March 31, 2017. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$400	$399	$-	$-
Due after one year through five years	1,209	1,215	-	-
Due after five years through ten years	773	727	-	-
Due after ten years	1,352	1,386	890	879
Mortgage-backed and asset-backed	1,202	1,187	-	-

Total fixed-maturity investments	$4,936	$4,914	$890	$879

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of March 31, 2017 and December 31, 2016 was $10 million and $11 million, respectively. These deposits are required to comply with state insurance laws.

Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of March 31, 2017 and December 31, 2016, the fair value of securities pledged as collateral for these investment agreements approximated $415 million and $416 million, respectively. The Company’s collateral as of March 31, 2017 consisted principally of U.S. Treasury and government agency and state and municipal bonds, and was primarily held with major U.S. banks. Additionally, the Company pledged cash and money market securities as collateral under investment agreements of $6 million as of December 31, 2016.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$479	$(8)	$-	$-	$479	$(8)
State and municipal bonds	441	(20)	8	-	449	(20)
Foreign governments	3	(1)	-	-	3	(1)
Corporate obligations	549	(26)	68	(64)	617	(90)
Mortgage-backed securities:
Residential mortgage-backed agency	464	(10)	104	(3)	568	(13)
Residential mortgage-backed non-agency	11	-	28	(6)	39	(6)
Commercial mortgage-backed	12	-	12	-	24	-
Asset-backed securities:
Collateralized debt obligations	4	-	13	-	17	-
Other asset-backed	125	(1)	2	-	127	(1)

Total AFS investments	$2,088	$(66)	$235	$(73)	$2,323	$(139)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$-	$-	$879	$(11)	$879	$(11)

Total HTM investments	$-	$-	$879	$(11)	$879	$(11)

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$432	$(10)	$-	$-	$432	$(10)
State and municipal bonds	339	(13)	18	(2)	357	(15)
Foreign governments	5	-	-	-	5	-
Corporate obligations	534	(29)	52	(73)	586	(102)
Mortgage-backed securities:
Residential mortgage-backed agency	436	(9)	122	(3)	558	(12)
Residential mortgage-backed non-agency	1	-	29	(6)	30	(6)
Commercial mortgage-backed	6	-	15	-	21	-
Asset-backed securities:
Collateralized debt obligations	7	-	15	-	22	-
Other asset-backed	112	(1)	49	(2)	161	(3)

Total AFS investments	$1,872	$(62)	$300	$(86)	$2,172	$(148)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$-	$-	$876	$(14)	$876	$(14)

Total HTM investments	$-	$-	$876	$(14)	$876	$(14)

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of March 31, 2017 and December 31, 2016 was 21 and 22 years, respectively. As of March 31, 2017 and December 31, 2016, there were 37 and 46 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 13 and 12 securities, respectively, were below book value by more than 5%.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of March 31, 2017:

	AFS Securities			HTM Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	7	$15	$14	-	$-	$-
> 15% to 25%	4	31	25	-	-	-
> 25% to 50%	1	1	-	-	-	-
> 50%	1	101	38	-	-	-

Total	13	$148	$77	-	$-	$-

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of March 31, 2017 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

Other-Than-Temporary Impairments

The Company’s fixed-maturity securities for which fair value is less than amortized cost are reviewed quarterly in order to determine whether a credit loss exists. The portion of certain OTTI losses on fixed-maturity securities that does not represent credit losses is recognized in accumulated other comprehensive income (loss) (“AOCI”). Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the Company’s policy for OTTI and its determination of credit loss. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the OTTI losses was recognized in AOCI, and the corresponding changes in such amounts. The additional credit loss impairment for the three months ended March 31, 2017 was primarily related to one impaired security for which a loss was recognized as the difference between its amortized cost and the net present value of its projected cash flows. This OTTI resulted from liquidity concerns and other adverse financial conditions of the issuer.

In millions	Three Months Ended March 31,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2017	2016
Beginning balance	$29	$26
Additions for credit loss impairments recognized in the current period on securities previously impaired	2	-

Ending balance	$31	$26

The Company does not recognize OTTI on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of March 31, 2017 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (2)
Asset-backed:
MBIA(1)	$13	$-	$-
Mortgage-backed:
MBIA(1)	16	(3)	16
Corporate obligations:
MBIA(1)	41	(2)	-
Other:
MBIA(1)	6	-	-
Other	2	-	-

Total	$78	$(5)	$16

(1) -	Includes investments insured by MBIA Corp. and National.

(2) -	Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Sales of Available-for-Sale Investments

Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
In millions	2017	2016
Proceeds from sales	$271	$281
Gross realized gains	4	10
Gross realized losses	(1)	(4)

Note 8: Derivative Instruments

U.S. Public Finance Insurance

The Company’s derivative exposure within its U.S. public finance insurance operations primarily consists of insured interest rate and inflation-linked swaps related to insured U.S. public finance debt issues. These derivatives do not qualify for the financial guarantee scope exception and are accounted for as derivative instruments.

Corporate

The Company has entered into derivative instruments primarily consisting of interest rate swaps to manage the risks associated with fluctuations in interest rates affecting the value of certain assets.

International and Structured Finance Insurance

The Company has entered into derivative instruments to provide financial guarantee insurance to structured finance transactions that do not qualify for the financial guarantee scope exception and, therefore, are accounted for as derivatives. These insured CDS contracts, primarily referencing CMBS, RMBS and ABS, are intended to be held for the entire term of the contract unless a settlement with the counterparty is negotiated. The Company no longer insures new CDS contracts except for transactions related to the restructuring or reduction of existing derivative exposure. The Company’s derivative exposure within its international and structured finance insurance segment also includes insured interest rate and inflation-linked swaps related to insured debt issues.

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

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of March 31, 2017 and December 31, 2016. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

$ in millions	As of March 31, 2017
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	3.9 Years	$-	$-	$115	$-	$415	$530	$(86)
Insured swaps	16.0 Years	-	133	2,009	731	20	2,893	(2)

Total notional		$-	$133	$2,124	$731	$435	$3,423

Total fair value		$-	$-	$(1)	$(1)	$(86)		$(88)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

$ in millions	As of December 31, 2016
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	3.8 Years	$-	$-	$115	$-	$473	$588	$(64)
Insured swaps	15.7 Years	-	137	2,146	732	20	3,035	(2)
Insured swaps — held for sale	14.3 Years	-	-	-	420	-	420	-

Total notional		$-	$137	$2,261	$1,152	$493	$4,043

Total fair value		$-	$-	$(1)	$(1)	$(64)		$(66)

Internal credit ratings assigned by MBIA on the underlying collateral are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future debt service payments that MBIA may be required to make under these guarantees as of March 31, 2017 is $575 million. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

MBIA may hold recourse provisions with third parties in derivative instruments through subrogation rights, whereby if MBIA makes a claim payment, it may be entitled to any rights of the insured counterparty, including the right to any assets held as collateral.

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

Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of March 31, 2017, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $9 million. All of the $9 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities. As of December 31, 2016, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $1 million. All of the $1 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities. As of March 31, 2017 and December 31, 2016, the Company had securities with a fair value of $257 million and $276 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheets.

As of March 31, 2017 and December 31, 2016, the fair value on one Credit Support Annex (“CSA”) was $3 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of March 31, 2017 and December 31, 2016, the counterparty was rated A1 by Moody’s and A by S&P.

Financial Statement Presentation

The fair value of amounts recognized for eligible derivative contracts executed with the same counterparty under a master netting agreement, including any cash collateral that may have been received or posted by the Company, is presented on a net basis in accordance with accounting guidance for the offsetting of fair value amounts related to derivative instruments. Insured CDS and insured swaps are not subject to master netting agreements. VIE derivative assets and liabilities are not presented net of any master netting agreements. Counterparty netting of derivative assets and liabilities offsets balances in “Interest rate swaps” as of March 31, 2017.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of March 31, 2017:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$530	Other assets	$-	Derivative liabilities	$(86)
Insured swaps	2,893	Other assets	-	Derivative liabilities	(2)
Interest rate swaps	1,057	Other assets	3	Derivative liabilities	(205)
Interest rate swaps-embedded	382	Medium-term notes	2	Medium-term notes	(15)
Currency swaps-VIE	70	Other assets-VIE	13	Derivative liabilities-VIE	-
All other	83	Other assets	-	Derivative liabilities	(20)
All other-VIE	3	Other assets-VIE	-	Derivative liabilities-VIE	-
All other-embedded	2	Other investments	-	Other investments	-

Total non-designated derivatives	$5,020		$18		$(328)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of December 31, 2016:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$588	Other assets	$-	Derivative liabilities	$(64)
Insured swaps	3,035	Other assets	-	Derivative liabilities	(2)
Insured swaps-held for sale	420	Other assets	-	Derivative liabilities	-
Interest rate swaps	1,062	Other assets	3	Derivative liabilities	(213)
Interest rate swaps-embedded	376	Medium-term notes	2	Medium-term notes	(17)
Currency swaps-VIE	71	Other assets-VIE	20	Derivative liabilities-VIE	-
All other	83	Other assets	-	Derivative liabilities	(20)
All other-VIE	35	Other assets-VIE	-	Derivative liabilities-VIE	-
All other-embedded	5	Other investments	-	Other investments	-

Total non-designated derivatives	$5,675		$25		$(316)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2017 and 2016:

In millions
Derivatives Not Designated as		Three Months Ended March 31,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2017	2016
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(22)	$(14)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(31)	(14)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	4	(50)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	-	8
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(6)	(5)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	-	(2)

Total		$(55)	$(77)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Debt

The Company has disclosed its debt in “Note 10: Debt” in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The following debt discussion is an update and should be read in conjunction with the Company’s Annual Report on Form 10-K.

Other Borrowing Arrangements

MBIA Corp. Financing Facility

In connection with the Zohar II Claim in January of 2017, MBIA Corp. entered into the Facility. The initial outstanding principal amount of the Facility was $366 million, of which, $38 million of subordinated financing was provided by MBIA Inc. and eliminated in consolidation. As of March 31, 2017, the consolidated outstanding amount of the Facility was $321 million and included in “Variable interest entity notes” which is presented in “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Under the Facility, MBIA Inc. has agreed to provide an additional $50 million subordinated financing to MZ Funding, which MZ Funding would then lend to MBIA Corp., if needed by MBIA Insurance Corporation for liquidity purposes. The Facility is secured by a first priority security interest in all of MBIA Corp.’s right, title and interest in the recovery of its claims from the assets of Zohar I and Zohar II which include, among other things, loans made to, and equity interests in, companies purportedly controlled by the Zohar Sponsor and any claims that the Company may have against the Zohar Sponsor. MBIA Corp. was obligated to pay a commitment fee of $10 million for this facility. The Facility matures on January 20, 2020 and bears interest at 14% per annum. If funds received from MBIA Corp. under the Facility are insufficient to pay interest on interest payment dates, MZ Funding may elect to pay interest in kind, which increases the outstanding principal amount.

Note 10: Income Taxes

The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
In millions	2017	2016
Income (loss) before income taxes	$(120)	$(101)
Provision (benefit) for income taxes	$(48)	$(23)
Effective tax rate	40.0%	22.8%

For the three months ended March 31, 2017, the Company’s effective tax rate applied to its loss before income taxes is greater than the U.S. statutory tax rate primarily due to tax-exempt interest income and the fluctuation of the value of nontaxable warrants issued by the Company. For the three months ended March 31, 2016, the Company’s effective tax rate applied to its loss before income taxes is less than the U.S. statutory effective tax rate primarily due to a foreign tax credit adjustment and the fluctuation of the value of nondeductible warrants issued by the Company.

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

However, as the prediction of adequate future taxable income and foreign sourced income within the carryforward period is not assured, the Company has concluded that a valuation allowance for the foreign tax credits being carried forward is appropriate. As of March 31, 2017 and December 31, 2016, the valuation allowance was $62 million and $7 million, respectively. The increase in the Company’s valuation allowance was primarily related to foreign tax credits that were generated as a result of the sale of MBIA UK.

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in unrecognized tax benefits (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of March 31, 2017 and December 31, 2016, the Company had no UTB.

Federal income tax returns through 2011 have been examined or surveyed.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Income Taxes (continued)

As of March 31, 2017, the Company’s net operating loss (“NOL”) is approximately $2.6 billion. The NOL will expire between tax years 2030 through 2034. As of March 31, 2017, the Company has a foreign tax credit carryforward of $62 million, which will expire between tax years 2019 through 2027. As of March 31, 2017, the Company has an alternative minimum tax credit carryforward of $26 million, which does not expire.

Note 11: Business Segments

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

Corporate

The Company’s corporate segment consists of general corporate activities, including providing general support services to MBIA Inc.’s subsidiaries as well as asset and capital management. General support services are provided by the Company’s service company, MBIA Services Corporation (“MBIA Services”), and include, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. Capital management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiaries, MBIA Global Funding, LLC (“GFL”) and MBIA Investment Management Corp. (“IMC”). MBIA Inc. issued debt to finance the operations of the MBIA group. GFL raised funds through the issuance of MTNs with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. The Company has ceased issuing these MTNs and investment agreements and the outstanding liability balances and corresponding asset balances have declined over time as liabilities mature, terminate or are retired. All of the debt within the corporate segment is managed collectively and is serviced by available liquidity.

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

Segments Results

The following tables provide the Company’s segment results for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$68	$8	$27	$-		$103
Net change in fair value of insured derivatives	-	-	(53)	-		(53)
Net gains (losses) on financial instruments at fair value and foreign exchange	4	16	(3)	-		17
Net investment losses related to other-than-temporary impairments	(2)	-	-	-		(2)
Net gains (losses) on extinguishment of debt	-	8	-	-		8
Other net realized gains (losses)	-	(1)	4	-		3
Revenues of consolidated VIEs	-	-	1	-		1
Inter-segment revenues(2)	5	16	9	(30)		-

Total revenues	75	47	(15)	(30)		77
Losses and loss adjustment	11	-	83	-		94
Operating	10	18	8	-		36
Interest	-	22	26	-		48
Expenses of consolidated VIEs	-	-	19	-		19
Inter-segment expenses(2)	15	1	14	(30)		-

Total expenses	36	41	150	(30)		197

Income (loss) before income taxes	39	6	(165)	-		(120)
Provision (benefit) for income taxes	12	(4)	(57)	1		(48)

Net income (loss)	$27	$10	$(108)	$(1)		$(72)

Identifiable assets	$5,128	$2,335	$6,502	$(2,948)	(3)	$11,017

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany deferred income taxes, reinsurance balances and repurchase agreements.

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

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
In millions	2017	2016
Total premiums earned:
United States	$41	$59
United Kingdom	-	7
Europe (excluding United Kingdom)	1	1
Other Americas	7	7
Asia	-	1
Other	1	1

Total	$50	$76

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

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
$ in millions except per share amounts	2017	2016
Basic earnings per share:
Net income (loss) available to common shareholders	$(72)	$(78)

Basic weighted average shares (1)	131.4	135.8
Net income (loss) per basic common share	$(0.55)	$(0.58)

Diluted earnings per share:
Net income (loss) available to common shareholders	(72)	(78)

Diluted weighted average shares	131.4	135.8

Net income (loss) per diluted common share	$(0.55)	$(0.58)

Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	14.8	16.7

(1) -	Includes 0.3 million and 0.7 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three months ended March 31, 2017 and 2016, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the three months ended March 31, 2017:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Total
Balance, December 31, 2016	$6	$(134)	$(128)

Other comprehensive income (loss) before reclassifications	(26)	123	97	(1)
Amounts reclassified from AOCI	-	-	-

Total other comprehensive income (loss)	(26)	123	97

Balance, March 31, 2017	$(20)	$(11)	$(31)

(1) -	Represents items included in the Company’s loss calculation to adjust the carrying value of MBIA UK to its fair value less costs to sell for the year ended December 31, 2016. The sale was completed in January of 2017 and as such, these amounts included in AOCI were reversed and included in the Sale Transaction.

The following table presents the details of the reclassifications from AOCI for the three months ended March 31, 2017 and 2016:

In millions	Amounts Reclassified from AOCI
	Three Months Ended March 31,
Details about AOCI Components	2017	2016	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$2	$8	Net gains (losses) on financial instruments at fair value and foreign exchange
OTTI	(2)	-	Net investment losses related to OTTI
Amortization on securities	-	(3)	Net investment income

	-	5	Income (loss) before income taxes
	-	2	Provision (benefit) for income taxes

Total reclassifications for the period	$-	$3	Net income (loss)

Note 14: Commitments and Contingencies

The following commitments and contingencies provide an update of those discussed in “Note 21: Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.

Litigation

MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.; Index No. 603751/2009 (N.Y. Sup. Ct., N.Y. County)

Expert discovery concluded in March of 2016. On March 31, 2017, the court granted in part and denied in part MBIA’s summary judgment motion. The parties have each filed cross-appeals from the court’s March 31, 2017 decision and order.

MBIA Insurance Corp. v. J.P. Morgan Securities LLC (f/k/a Bear, Stearns & Co. Inc.); Index No. 64676/2012 (N.Y. Sup. Ct., County of Westchester)

On June 6, 2016, the court denied J.P. Morgan’s motion for summary judgment. J.P. Morgan filed a notice of appeal of that ruling on July 6, 2016. On November 2, 2016, the Second Department of the Appellate Division of the New York State Supreme Court (the “Second Department”) issued a decision on J.P. Morgan’s separate appeal, and MBIA Corp.’s cross appeal, from the trial court’s Order of September 18, 2014, which had granted MBIA’s motion for leave to amend its complaint to assert a cause of action for fraudulent concealment, and denied its motion to amend its complaint to assert cause of action alleging material misrepresentation in the procurement of an insurance contract brought under common law as informed by NYIL Section 3105. The Second Department decision affirmed the Order as it pertained to allowing the assertion of the fraudulent concealment claim, and reversed it as to the denial of the motion to add the claim of material misrepresentation in the procurement of an insurance contract. On April 3, 2017, MBIA voluntarily dismissed its claim for material misrepresentation in the procurement of an insurance contract as informed by NYIL Section 3105. A trial date has been set for October 10, 2017.

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

National Public Finance Guarantee Corporation v. Padilla, Civ. No. 16-cv-2101 (D.P.R. June 15, 2016) (Besosa, J.)

On June 15, 2016, National filed a complaint in federal court in Puerto Rico challenging the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act (Law 21-2016 or the “Moratorium Act”) as unconstitutional under the United States Constitution. On June 22, 2016, National filed a motion for partial summary judgment on its claim that the Moratorium Act is preempted by the federal Bankruptcy Code. On July 7, 2016, the Puerto Rico defendants filed a motion to stay the case pursuant to the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), which was granted by the Court in August of 2016. The defendants filed their answer to the complaint on July 26, 2016. On November 15, 2016, the District Court denied National’s motion to lift the litigation stay granted pursuant to PROMESA and on January 30, 2017, the District Court denied National’s partial motion for a summary judgement without prejudice. On January 11, 2017, the U.S. Court of Appeals for the First Circuit affirmed the denial of a separate plaintiff’s motion to lift the PROMESA stay in related action challenging the Moratorium Act. Accordingly, the case remained stayed through May 1, 2017, at which time the PROMESA stay expired. However, on May 3, 2017, Puerto Rico filed a Title III petition under PROMESA, thereby staying this dispute under Section 405(e) of PROMESA.

Assured Guaranty Corp. et al. v. Commonwealth of Puerto Rico, Case No. 3:17-cv-01578 (D.P.R. May 3, 2017) (Swain, J.)

On May 3, 2017, the Financial Oversight and Management Board filed a petition under Title III of PROMESA to adjust the debts of Puerto Rico. On the same day, National, together with Assured Guaranty Corp. and Assured Guaranty Municipal Corp., filed an adversary complaint in the case commenced by the Title III filing, alleging that the Fiscal Plan and the Fiscal Plan Compliance Act, signed into law by the Governor of Puerto Rico on April 29, 2017, violate PROMESA and the United States Constitution.

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

Lease Commitments

The Company has a lease agreement for its headquarters in Purchase, New York as well as other immaterial leases for offices in New York, New York, San Francisco, California and London, England. The Purchase, New York initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense has been recognized on a straight-line basis since the second quarter of 2014. As of March 31, 2017, total future minimum lease payments remaining on this lease were $38 million.

Note 15: Subsequent Events

Refer to “Note 14: Commitments and Contingencies” for information about legal proceedings that occurred after March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of MBIA Inc. should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 and the consolidated financial statements and notes thereto included in this Form 10-Q. In addition, this discussion and analysis of financial condition and results of operations includes statements of the opinion of MBIA Inc.’s management which may be forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Refer to “Forward-Looking Statements” and “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 for a further discussion of risks and uncertainties.

INTRODUCTION

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA”, the “Company”, “we”, “us”, or “our”) operates one of the largest financial guarantee insurance businesses in the industry. MBIA manages its business within three operating segments: 1) United States (“U.S.”) public finance insurance; 2) corporate; and 3) international and structured finance insurance. Our U.S. public finance insurance business is primarily operated through National Public Finance Guarantee Corporation (“National”), our corporate segment is operated through MBIA Inc. and several of its subsidiaries, including our service company, MBIA Services Corporation (“MBIA Services”) and our international and structured finance insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). Effective on January 10, 2017, MBIA Corp.’s wholly-owned subsidiary, MBIA UK (Holdings) Limited (“MBIA UK Holdings”), sold its operating subsidiary, MBIA UK Insurance Limited (“MBIA UK”), to Assured Guaranty Corp. (“Assured”), a subsidiary of Assured Guaranty Ltd. References to MBIA Inc. generally refer to activities within our corporate segment and, unless otherwise indicated or the context otherwise requires, references to “MBIA Corp.” are (i) for any references relating to the period ended January 10, 2017, to MBIA Insurance Corporation, together with its subsidiaries, MBIA UK, and MBIA Mexico S.A. de C.V (“MBIA Mexico”) and (ii) for any references relating to the period after January 10, 2017, to MBIA Insurance Corporation together with MBIA Mexico.

National had total insured gross par outstanding of $102.2 billion as of March 31, 2017. National’s primary business is insuring new issue and secondary market municipal bonds, consistent with our portfolio management and return requirements, and to maximize the economics of our existing insured portfolio through effective surveillance and remediation. Our corporate segment consists of general corporate activities, including providing general support services to MBIA’s other operating businesses and asset and capital management. MBIA Corp.’s primary objectives are to satisfy claims of its policyholders, and to maximize future recoveries, if any, for its senior lending and other surplus note holders and, thereafter, its preferred stock holders. MBIA Corp. is executing this strategy by reducing and mitigating potential losses on its insurance exposures and pursuing various actions focused on maximizing the collection of recoveries. We do not expect to write new business in our international and structured finance insurance segment.

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

	Three Months Ended March 31,
In millions except per share amounts and policies	2017	2016
Net income (loss)	$(72)	$(78)
Net income (loss) per diluted share	$(0.55)	$(0.58)
Combined operating income (1)	$9	$16
Combined operating income per diluted share(1)	$0.07	$0.12
Gross par exposure insured	$252	$158
Number of policies written	44	23
Cost of shares repurchased	$40	$94

(1) -	Combined operating income (loss) and combined operating income (loss) per diluted share are non-GAAP measures. Refer to the following “Results of Operations” section for a discussion of operating income (loss) and operating income (loss) per diluted share and a reconciliation of GAAP net income to operating income (loss) and GAAP net income per diluted share to operating income (loss) per diluted share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

In millions except per share amounts	As of March 31, 2017	As of December 31, 2016
Shareholders’ equity of MBIA Inc.	$3,214	$3,227
Book value per share	24.73	23.87
Adjusted book value per share(1)	33.69	31.88

(1) -	Adjusted book value per share is a non-GAAP measure. Refer to the following “Results of Operations” section for a discussion of adjusted book value and a reconciliation of GAAP book value per share to adjusted book value per share.

First Quarter of 2017 Key Activities

•

Completed the sale of MBIA UK and secured financing which enabled MBIA Corp. to satisfy a claim of $770 million on an insurance policy insuring certain notes issued by Zohar II 2005-1, Limited (“Zohar II”). Refer to the following “Results of Operations” and “Liquidity” sections for a further discussion of the sale of MBIA UK and the financing facility.

•

On January 1, 2017, Puerto Rico defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $24 million as a result. As of March 31, 2017, National had $3.6 billion of gross insured par outstanding ($4.1 billion of gross insured par outstanding when including accreted interest on insured capital appreciation bonds (“CABs”)) related to the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”). Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

Economic and Financial Market Trends

The U.S. economy has continued to improve during the first quarter of 2017. The labor market continued to strengthen with solid job gains while the unemployment rate has remained at similar levels in recent months. Household spending has seen moderate increases and business fixed investment appears to have solidified. In addition, U.S. home prices across the country have maintained a positive trajectory over the past twelve months.

The Federal Open Market Committee (“FOMC”) increased the target range for the federal funds rate by a quarter point in March of 2017. The FOMC stated that it will continue to monitor economic conditions relative to its objectives of maximum employment, stable prices and moderate long-term interest rates. The FOMC also stated that it expects multiple rate increases in 2017 as they work to a path towards a relatively gradual normalization of rates. We expect Congress to focus on tax reform, a reduction in regulation and an increase in infrastructure spending throughout the rest of 2017.

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

For a discussion of the Company’s critical accounting estimates, refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In addition, refer to “Note 5: Loss and Loss Adjustment Expense Reserves”, “Note 6: Fair Value of Financial Instruments” and “Note 10: Income Taxes” in the Notes to Consolidated Financial Statements for a current description of estimates used in our insurance loss reserving process, information about our financial assets and liabilities that are accounted for at fair value, including valuation techniques and significant inputs and estimates involving income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
In millions except share and per share amounts	2017	2016
Total revenues	$77	$32
Total expenses	197	133

Income (loss) before income taxes	(120)	(101)
Provision (benefit) for income taxes	(48)	(23)

Net income (loss)	$(72)	$(78)

Net income (loss) per common share:
Basic	$(0.55)	$(0.58)
Diluted	$(0.55)	$(0.58)
Weighted average number of common shares outstanding:
Basic	131,402,465	135,814,835
Diluted	131,402,465	135,814,835

Consolidated total revenues increased for the three months ended March 31, 2017 compared with the same period of 2016 principally due to favorable changes in the value of our interest rate swaps, favorable changes in the fair value of outstanding warrants issued on MBIA Inc. common stock and lower net losses on foreign exchange, partially offset by lower net premiums earned due to higher refunding activity in 2016 and higher net losses on insured derivatives. The net gains on our interest rate swaps were primarily due to the effect of increases in interest rates during the period. The changes in the fair value of outstanding warrants were primarily attributable to a decrease in the price of MBIA Inc.’s common stock and changes in volatility, which are used in the valuation of the warrants. The lower net losses on foreign exchange were primarily associated with our Euro denominated liabilities as a result of favorable changes in the U.S. dollar during the first quarter of 2017. The higher net losses on insured derivatives for the three months ended March 31, 2017 compared with the same period of 2016 were principally the result of an increase in claim payments on commercial mortgage-backed securities (“CMBS”) transactions and an increase in mark-to-market losses on other insured derivative transactions.

Consolidated total expenses for the three months ended March 31, 2017 included $94 million of net insurance loss and LAE compared with $22 million for the same period of 2016. The increase in loss and LAE for the three months ended March 31, 2017 compared with the same period of 2016 was primarily due to an increase in expected payments on insured residential mortgage-backed securities (“RMBS”).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our combined operating income (loss) and operating income (loss) per diluted common share and provides reconciliations of GAAP net income (loss) to operating income (loss) and GAAP net income (loss) per diluted common share to operating income (loss) per diluted common share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
In millions except share and per share amounts	2017		2016
Net income (loss)	$(72)		$(78)
Less: operating income adjustments:
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(165)		(56)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments(1)	32		(48)
Foreign exchange gains (losses)(1)	(7)		(28)
Net gains (losses) on sales of investments(1)	2		6
Net investment losses related to OTTI	(2)		(1)
Net gains (losses) on extinguishment of debt	8		2
Other net realized gains (losses)	(1)		(1)
Operating income adjustment to the (provision) benefit for income tax (2)	52		32

Operating income (loss)	$9		$16

Operating income (loss) per diluted common share	0.07	(3)	0.12	(4)

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(3) -	Operating income (loss) per diluted common share is calculated by taking operating income (loss) divided by the weighted average number of diluted common shares outstanding, which includes GAAP diluted weighted average number of common shares of 131,402,465 and the dilutive effect of common stock equivalents of 617,622 shares.

(4) -	Operating income (loss) per diluted common share is calculated by taking operating income (loss) divided by the weighted average number of diluted common shares outstanding, which includes GAAP diluted weighted average number of common shares of 135,814,835 and the dilutive effect of common stock equivalents of 630,484 shares.

Adjusted Book Value

In addition to book value per share, we also analyze adjusted book value (“ABV”) per share, a non-GAAP measure. We consider ABV a measure of fundamental value of the Company and the change in ABV an important measure of financial performance. ABV adjusts GAAP book value to remove the legal entity book value of MBIA Corp., but includes all deferred taxes available to the Company. In addition, ABV adjusts for certain items which the Company believes will reverse from GAAP book value through GAAP earnings and other comprehensive income, as well as to add in the impact of certain items which the Company believes will be realized in GAAP book value in future periods. The Company has limited such adjustments to those items that it deems to be important to fundamental value and performance and for which the likelihood and amount can be reasonably estimated. We have presented ABV to allow investors and analysts to evaluate the Company using the same measure that MBIA’s management regularly uses to measure financial performance and value. ABV is not a substitute for and should not be viewed in isolation of GAAP book value, and our definition of ABV may differ from that used by other companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of March 31, 2017, ABV per share was $33.69, an increase from $31.88 as of December 31, 2016. The increase in ABV per share was primarily driven by a decrease in common shares outstanding from the share repurchases made by the Company during the three months ended March 31, 2017. The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

In millions except share and per share amounts	As of March 31, 2017	As of December 31, 2016
Total shareholders’ equity of MBIA Inc.	$3,214	$3,227
Common shares outstanding	129,959,327	135,200,831
Book value per share	$24.73	$23.87
Reverse book value of the MBIA Corp. legal entity(1)	6.07	5.07

Book value after MBIA Corp. legal entity adjustment	30.80	28.94
Other book value adjustments:
Reverse net unrealized (gains) losses included in other comprehensive income (loss)	0.25	0.24
Add net unearned premium revenue(2)	4.24	4.31
Add tax effect on unrealized (gains) losses and unearned premium revenue	(1.60)	(1.61)

Total other book value adjustments per share	2.89	2.94

Adjusted book value per share	$33.69	$31.88

(1) -	The book value of the MBIA Corp. legal entity does not provide significant economic or shareholder value to MBIA Inc. The amount being reversed excludes deferred taxes available to MBIA Inc.

(2) -	Consists of financial guarantee premiums, net of deferred acquisition costs. The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

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

National’s ability to write new business and to compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by Kroll Bond Rating Agency (“Kroll”), Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”). As of March 31, 2017, National had the following ratings: AA+ with a stable outlook by Kroll; AA- with a stable outlook by S&P; and A3 with a negative outlook by Moody’s. Subsequent to March 31, 2017, Kroll completed its annual review of National and affirmed the AA+ with a stable outlook rating.

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

The following table presents our U.S. public finance insurance segment results for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Percent
In millions	2017	2016	Change
Net premiums earned	$41	$58	-29%
Net investment income	31	31	-%
Fees and reimbursements	1	1	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	4	9	-56%
Net investment losses related to other-than-temporary impairments	(2)	-	n/m

Total revenues	75	99	-24%

Losses and loss adjustment	11	9	22%
Amortization of deferred acquisition costs	8	12	-33%
Operating	17	15	13%

Total expenses	36	36	-%

Income (loss) before income taxes	39	63	-38%
Provision (benefit) for income taxes	12	22	-45%

Net income (loss)	$27	$41	-34%

n/m - Percent change not meaningful.

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for the three months ended March 31, 2017 compared with the same period of 2016 resulted from decreases in refunded premiums earned of $11 million and scheduled premiums earned of $6 million. Scheduled premium earnings declined due to the refunding and maturity of insured issues in prior periods. Refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of scheduled premiums that would have been earned in the current period.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended March 31, 2017 compared with the same period of 2016 was principally due to a decrease in net realized gains from the sales of securities from the ongoing management of our U.S. public finance insurance investment portfolio.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to OTTI for the three months ended March 31, 2017 were primarily related to one impaired security for which a loss was recognized as the difference between its amortized cost and the net present value of its projected cash flows. This OTTI resulted from liquidity concerns and other adverse financial conditions of the issuer.

LOSS AND LOSS ADJUSTMENT EXPENSES National’s portfolio surveillance group is responsible for monitoring our U.S. public finance segment’s insured obligations. The level and frequency of monitoring of any insured obligation depends on the type, size, rating and our assessed performance of the insured issue.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information related to the Company’s loss reserves.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents information about our U.S. public finance insurance loss and LAE expenses for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Percent
In millions	2017	2016	Change
Loss and LAE related to actual and expected payments (1)	$36	$19	89%
Recoveries of actual and expected payments	(25)	(10)	150%

Gross losses incurred	11	9	22%
Reinsurance	-	-	-%

Losses and loss adjustment expenses (benefit)	$11	$9	22%

(1) -	Loss and LAE with respect to Puerto Rico exposures are reflected net of expected recoveries on such payments.

For the three months ended March 31, 2017, losses and LAE primarily related to increases in actual and expected payments on certain Puerto Rico exposures, partially offset by increases in recoveries of actual and expected payments on certain Puerto Rico exposures. For the three months ended March 31, 2016, losses and LAE primarily related to increases in expected payments on certain Puerto Rico exposures.

The following table presents information about our U.S. public finance insurance loss and LAE reserves and recoverables as of March 31, 2017 and December 31, 2016:

In millions	March 31, 2017	December 31, 2016	Percent Change
Assets:
Insurance loss recoverable	$197	$174	13%
Reinsurance recoverable on paid and unpaid losses (1)	1	1	-%
Liabilities:
Gross loss and LAE reserves (2)	127	118	8%
Expected recoveries on unpaid losses	(21)	(21)	-%

Loss and LAE reserves	$106	$97	9%

Insurance loss recoverable - ceded (3)	$13	$12	8%

(1) -	Reported within “Other assets” on our consolidated balance sheets.

(2) -	Puerto Rico reflects net of expected recoveries on such reserves.

(3) -	Reported within “Other liabilities” on our consolidated balance sheets.

Insurance loss recoverable as of March 31, 2017 increased compared with December 31, 2016 primarily as a result of increases in expected recoveries related to claims paid on certain Puerto Rico exposures. Loss and LAE reserves as of March 31, 2017 increased compared with December 31, 2016 primarily as a result of increases in actual and expected payments on certain Puerto Rico exposures.

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for estimated future claims payments, which includes insured credits where a payment default has occurred and National has already paid a claim and insured credits where a payment default has not yet occurred. The following table includes LAE reserves as of March 31, 2017 and December 31, 2016 for one issue that had no expected future claim payments or par outstanding, but for which National was obligated to pay LAE incurred in prior periods. As of March 31, 2017 and December 31, 2016, loss and LAE reserves comprised the following:

$ in millions	Number of Issues (1)		Loss and LAE Reserve		Par Outstanding
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Gross of reinsurance:
Issues with defaults	5	5	$84	$75	$1,519	$1,519
Issues without defaults	6	6	22	22	1,445	1,446

Total gross of reinsurance	11	11	$106	$97	$2,964	$2,965

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three months ended March 31, 2017 and 2016 are presented in the following table:

	Three Months Ended March 31,		Percent
In millions	2017	2016	Change
Gross expenses	$18	$15	20%

Amortization of deferred acquisition costs	$8	$12	-33%
Operating	17	15	13%

Total insurance operating expenses	$25	$27	-7%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Amortization of deferred acquisition costs decreased for the three months ended March 31, 2017 compared with the same period of 2016 due to higher refunding activity in 2016. When an insured obligation refunds, we accelerate any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during the first quarters of 2017 or 2016.

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

The following table presents a reconciliation of GAAP net income (loss) to operating income (loss) for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
In millions	2017	2016
Net income (loss)	$27	$41
Less: operating income adjustments:
Mark-to-market gains (losses) on financial instruments(1)	2	-
Net gains (losses) on sales of investments(1)	2	6
Net investment losses related to OTTI	(2)	-
Operating income adjustment to the (provision) benefit for income tax(2)	-	(2)

Operating income (loss)	$25	$37

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

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

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of March 31, 2017 and December 31, 2016. CABs are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	March 31, 2017		December 31, 2016
Rating	Amount	%	Amount	%
AAA	$4,938	4.8%	$5,167	4.7%
AA	45,135	44.1%	49,466	44.8%
A	31,993	31.3%	34,544	31.3%
BBB	14,368	14.1%	15,120	13.7%
Below investment grade	5,798	5.7%	6,070	5.5%

Total	$102,232	100.0%	$110,367	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance Puerto Rico Exposures

The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of March 31, 2017.

In millions	Gross Par Outstanding	Gross Par Outstanding Plus CAB Accreted Interest	Debt Service Outstanding	National Internal Rating
Puerto Rico Electric Power Authority (PREPA)(1)	$1,250	$1,270	$1,789	d
Puerto Rico Commonwealth GO(1)	665	691	900	d
Puerto Rico Public Buildings Authority (PBA)(2)	190	190	279	d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)(1)	586	586	1,053	d
Puerto Rico Highway and Transportation Authority - Subordinated Transportation Revenue	33	33	44	d
Puerto Rico Sales Tax Financing Corporation (COFINA) (1)	684	1,105	4,170	b1
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)(1)	87	89	120	d
University of Puerto Rico System Revenue	86	86	125	d
Inter American University of Puerto Rico Inc.	25	25	33	a3

Total	$3,606	$4,075	$8,513

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

The Oversight Board originally set a target of certifying a Fiscal and Economic Growth Plan (“FEGP”) no later than January 31, 2017. However, after a request of additional time by the new Governor of Puerto Rico, the Oversight Board moved the date to certify the FEGP until March 15, 2017. Furthermore, the Oversight Board extended the stay provided under PROMESA from February 28, 2017 until May 1, 2017. In extending the deadlines for certifying the FEGP, the Oversight Board set out broad goals, objectives and parameters of the FEGP, outlining five areas that the Governor should address in order to submit a structurally balanced budget by fiscal year 2019. The five areas include: (i) revenue enhancements through adjustments to the tax system and improvements in tax administration; (ii) government right-sizing, efficiency and reduction; (iii) health care spending reductions; (iv) reduction in the amount appropriated by government for higher education; and (v) pension reform, among others.

In February of 2017, the Governor submitted his long-term fiscal plan to the Oversight Board, which closes the baseline budget deficit from the prior administration’s plan by $11.5 billion. The Governor also outlined fiscal measures that are expected to reduce the financing gap by $32.7 billion, and create a 10 year cash flow surplus of $11.6 billion, excluding the benefit of additional Medicaid funding under the Affordable Care Act (“ACA”). Including additional ACA funding, the plan would result in a $27.8 billion surplus prior to approximately $33.4 billion of debt service required over the same 10 year period. The plan reveals little about the intentions for a debt restructuring, however, it promises to undertake a good faith negotiation process with bondholders and insurers within a reasonable period of time to achieve consensual restructuring though a collective action process.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The initial fiscal plan was rejected by the Oversight Board, which indicated that the plan did not comply with the requirements set forth in PROMESA and, specifically, that the fiscal plan was based on unrealistic projections of economic growth, underestimated spending and reflected overly optimistic revenue projections. Additionally, the Oversight Board cited that the Governor’s plan did not provide a method to achieve fiscal responsibility and access to the capital markets. In response to the Oversight Board’s concerns, the Governor submitted a revised fiscal plan on March 11, 2017.

On March 13, 2017, the Oversight Board approved the Governor’s revised long-term fiscal plan, which decreased the 10 year cumulative cash flow by $3.85 billion from $11.6 billion to $7.8 billion (pre-ACA funding and debt service). Although the Governor’s revised fiscal plan claims to depart meaningfully from the prior administration’s plan delivered in October of 2016 and subsequently revised in December of 2016, the fiscal plans identify the same challenges and several similar solutions. Both administrations identified fiscal cliffs from the loss of ACA funding, the loss of Act 154 excise taxes, and pension contributions under current law. And both suggested similar solutions, including tax reform, improved tax compliance, centralized procurement, headcount reductions, and the extension of the Act 154 excise tax for a period of time. As part of Act 3-2017 passed by the new administration, the Act 154 excise tax was extended until December 31, 2027. Additionally, on April 28, 2017, the Oversight Board certified four instrumentality fiscal plans, including fiscal plans for PREPA and PRHTA, subject to certain requested amendments. Since the Oversight Board’s certification of Puerto Rico’s fiscal plan, there have been numerous concerns raised by creditors regarding the fiscal plan’s shortcomings and, in particular, its failure to comply with the general requirements for fiscal plans outlined under PROMESA, and specifically, the lawful priorities and liens established under Puerto Rico’s constitution, its failure to differentiate between expenses for non-essential services and essential services, its prioritization of all non-debt spending above debt service, and its unexplained economic assumptions. Notwithstanding the foregoing, there can be no assurance that creditors, including National, will be able to reach a consensual restructuring of Puerto Rico’s debts under a collective action process.

Upon expiration of the PROMESA stay, on May 2, 2017, certain creditors filed lawsuits challenging the fiscal plan and its application in any restructuring. On May 3, 2017, the Oversight Board voted to file, and thereafter filed, a petition under Title III of PROMESA for Puerto Rico with the District Court of Puerto Rico (the “Title III Case”). Following the filing of the petition by the Oversight Board, National, together with Assured and Assured Guaranty Municipal Corp., filed an adversary complaint in the Title III Case alleging that the fiscal plan and the Fiscal Plan Compliance Act, as discussed below, violate PROMESA and the United States Constitution.

On April 6, 2016, the Governor of Puerto Rico signed into law The Puerto Rico Emergency Moratorium and Financial Rehabilitation Act (Act 21-2016 or the “Moratorium Act”). The legislation authorized the Governor of Puerto Rico to order a moratorium on the payment of certain obligations of Puerto Rico through January 31, 2017. The Moratorium Act was repealed and replaced by the Financial Emergency and Fiscal Responsibility Act (Act 5-2017) on January 29, 2017. Act 5-2017 provides for an emergency period ending on May 1, 2017, which can be extended by the Governor until August 1, 2017, during which the Governor is authorized to prioritize payment for essential services over debt service. Act 5-2017 further provides that the executive orders issued under the Moratorium Act continue in effect until amended, rescinded, or superseded. On April 29, 2017, the Governor of Puerto Rico signed into law House Bill 938, known as the Fiscal Plan Compliance Act, which permits Puerto Rico to access and divert revenues dedicated to certain instrumentalities. The diversion of assets, among other things, directly contradicts specific provisions of PROMESA. On April 30, 2017, the Governor of Puerto Rico issued an executive order, which, among other things, extends the emergency period until August 1, 2017, and provides that the executive orders issued under the Moratorium Act will remain in force until amended, rescinded, or superseded.

As a result of the Moratorium Act and its subsequent extension, National paid gross claims in the aggregate amount of $24 million and $173 million against GO bonds, PBA bonds and PRHTA bonds, relating to debt service due on January 1, 2017 and July 1, 2016, respectively.

COFINA

In October of 2016, a group of GO bondholders, which had previously initiated litigation against Puerto Rico in July of 2016, moved to amend its complaint to add a challenge to Puerto Rico’s putative diversion of funds to the Puerto Rico Sales Tax Financing Corporation (“COFINA”). The plaintiff group contends that the funds being used to pay bonds issued by COFINA constitute “available resources” within the meaning of article VI, section 8 of the Puerto Rico Constitution, and therefore must be devoted to payment of principal and interest on Puerto Rico’s public debt before they may be used for other purposes. By failing to redirect such funds to pay GO bondholders, the plaintiff group claims that Puerto Rico is improperly diverting funds to COFINA bondholders. After being granted leave to amend, the plaintiffs filed their Second Amended Complaint in November of 2016. In February of 2017, the District Court held that the COFINA-related claims were not stayed under PROMESA, and further allowed the Oversight Board and several COFINA creditors to intervene in the litigation. Several parties appealed, and on April 4, 2017, the First Circuit reversed the district court, holding that the COFINA-related claims were an attempt to exercise control over alleged Puerto Rico property and therefore stayed under PROMESA. Upon expiration of the PROMESA stay, on May 2, 2017, certain creditors filed actions challenging the treatment of COFINA’s pledged revenues under the fiscal plan and the Fiscal Plan Compliance Act, but these actions were stayed by the filing of the Title III Case. Additionally, some creditors have sued COFINA’s Trustee, Bank of New York, for alleged breach of fiduciary duties. Currently, National has exposure to COFINA debt of over $1.1 billion, including CAB accreted interest. As legal opinions from Puerto Rico justice secretaries and bond counsel have confirmed, National believes that the legal structure of COFINA is sound and that it maintains a valid statutory lien on the sales tax revenue stream backing the bonds. Notwithstanding the foregoing, until all legal challenges are resolved, there can be no assurance that the COFINA structure will be upheld and the sales tax revenue lien will be recognized.

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

On December 15, 2016, the Supporting Creditors and PREPA reached an agreement to extend the RSA until March 31, 2017. As part of the extension, PREPA made the full interest payment of $192 million on January 1, 2017. The extension agreement also contained a milestone date of January 31, 2017 for the parties to reach an agreement on the RSA’s implementation under PROMESA, or another mutually agreed upon mechanism. On January 27, 2017, however, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) announced that it will lead future negotiations on behalf of PREPA, and requested and received an extension of the January 31, 2017 milestone until March 31, 2017. This was further extended to April 5, 2017.

On April 5, 2017, the Governor, AAFAF and PREPA announced their collective intention to enter into a modified RSA with the supporting creditors, subject to final documentation of a modified RSA, which was completed in April of 2017 ; the 11th Supplement to the RSA was entered into on April 26, 2017 and the related 19th supplement to the PREPA Trust Agreement was effective as of April 28, 2017. The amended RSA is effective until June 30, 2017 and remains subject to interim milestones. Specific changes to the RSA with respect to National, certain of which are intended to provide interim rate relief to PREPA customers, include: (i) a reduction in the forward commitment to provide a debt service reserve fund surety policy for the SPV securitization bonds of $172 million; (ii) an extension by 5-years of the maturities of the 2016 Series A-C PREPA Power Revenue Bonds held by National; and (iii) commitment to relend via forward bond purchases of $127 million in July of 2017 and an aggregate amount of $180 million from 2018 to 2022. National’s insured PREPA bonds with original maturities scheduled during this timeframe will continue to mature as per their original maturity dates in accordance with their terms.

The revised RSA and related PREPA fiscal plan were submitted to the PROMESA Oversight Board; the Fiscal Plan was certified by the Board on April 28, 2017 and the RSA awaits further action.

The Puerto Rico Energy Commission (“PREC”) has heard two separate but parallel rate cases. In June of 2016, PREC approved a volumetric transition charge for both residential and non-residential customers. The transition charge will be used to pay the debt issued by the SPE. Also in June of 2016, the PREC issued an order approving a requested provisional rate of approximately $0.013/kWh requested by PREPA. On January 11, 2017, the PREC approved an average permanent rate increase of 1.025 cents/kWh. The increase is smaller than the previously approved temporary rate, so PREPA will have to reimburse the $45 million annualized difference to customers. Among the adjustments made, PREC found that PREPA mistakenly double-counted $37 million of subsidy expenses. PREC also disallowed $41 million of capital expenditures for Aguirre Offshore Gas Port, capping spending on that project to $15 million. This new rate structure went into effect on March 13, 2017.

PRHTA

As set forth above, National has significant exposure to PRHTA. Following the missed payment by the Puerto Rico Infrastructure Authority, certain bond insurers (not including National) filed a lawsuit against Puerto Rico claiming that the clawback of the revenues violated the U.S. constitution and the laws of Puerto Rico. Puerto Rico has made a motion to dismiss that case but it is subject to the stay under PROMESA. The outcome of that legal challenge is uncertain, and further, while adoption of the clawback measure was intended to provide short-term relief, Puerto Rico’s lack of a comprehensive plan or clear evidence of steps to conserve resources necessary to meet its near term debt service obligations raises questions as to whether the intercept will continue to be a short-term measure.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following tables presents our scheduled gross debt service due on our Puerto Rico insured exposures for the nine months ending December 31, 2017 and for each of the subsequent four years ending December 31 and thereafter:

In millions	Nine Months Ending December 31, 2017	2018	2019	2020	2021	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$153	$120	$177	$115	$140	$1,084	$1,789
Puerto Rico Commonwealth GO	47	96	154	223	82	298	900
Puerto Rico Public Buildings Authority	10	21	27	11	11	199	279
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	16	35	29	30	30	913	1,053
Puerto Rico Highway and Transportation Authority - Subordinated Transportation Revenue	4	5	3	3	3	26	44
Puerto Rico Sales Tax Financing Corporation (COFINA)	-	-	-	-	-	4,170	4,170
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	19	6	16	17	4	58	120
University of Puerto Rico System Revenue	7	7	7	7	7	90	125
Inter American University of Puerto Rico Inc.	3	3	3	3	3	18	33

Total	$259	$293	$416	$409	$280	$6,856	$8,513

Corporate

Our corporate segment consists of general corporate activities, including providing general support services to MBIA Inc.’s subsidiaries as well as asset and capital management. General support services are provided by our service company, MBIA Services, and include, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. Capital management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiaries, MBIA Global Funding, LLC (“GFL”) and MBIA Investment Management Corp. MBIA Inc. issued debt to finance the operations of the MBIA group. GFL raised funds through the issuance of medium-term notes (“MTNs”) with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. The Company has ceased issuing these MTNs and investment agreements and the outstanding liability balances and corresponding asset balances have declined over time as liabilities mature, terminate or are called or repurchased. All of the debt within the corporate segment is managed collectively and is serviced by available liquidity.

The following table summarizes the consolidated results of our corporate segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Percent
In millions	2017	2016	Change
Net investment income	$9	$8	13%
Fees	15	13	15%
Net gains (losses) on financial instruments at fair value and foreign exchange	16	(84)	-119%
Net investment losses related to other-than-temporary impairments	-	(1)	-100%
Net gains (losses) on extinguishment of debt	8	2	n/m
Other net realized gains (losses)	(1)	(1)	-%

Total revenues	47	(63)	n/m

Operating	19	22	-14%
Interest	22	23	-4%

Total expenses	41	45	-9%

Income (loss) before income taxes	6	(108)	-106%
Provision (benefit) for income taxes	(4)	(24)	-83%

Net income (loss)	$10	$(84)	-112%

n/m	- Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended March 31, 2017 compared with the same period of 2016 was primarily due to gains from mark-to-market changes of our interest rate swaps during the first quarter of 2017, favorable changes in the fair value of the outstanding warrants issued on MBIA Inc. common stock and lower net foreign exchange losses on Euro denominated liabilities from favorable changes in the U.S. dollar during the first quarter of 2017. The changes in the fair value of outstanding warrants were primarily attributable to a decrease in the price of MBIA Inc.’s common stock and changes in volatility, which are used in the valuation of the warrants.

OPERATING EXPENSES Operating expenses decreased for the three months ended March 31, 2017 compared with the same period of 2016 primarily due to a decrease in compensation expense related to employee benefits.

PROVISION (BENEFIT) FOR INCOME TAXES The benefit for income taxes for the three months ended March 31, 2017 was impacted by the fluctuation of the value of nontaxable warrants issued by the Company. The benefit for income taxes for the three months ended March 31, 2016 was lower than the statutory rate of 35% principally due to foreign tax credit adjustments and the fluctuation of the value of nondeductible warrants issued by the Company.

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

The following table presents a reconciliation of GAAP net income (loss) to operating income (loss) for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
In millions	2017	2016
Net income (loss)	$10	$(84)
Less: operating income adjustments:
Mark-to-market gains (losses) on financial instruments(1)	30	(48)
Foreign exchange gains (losses)(1)	(7)	(28)
Net investment losses related to OTTI	-	(1)
Net gains (losses) on extinguishment of debt	8	2
Other net realized gains (losses)	(1)	(1)
Operating income adjustment to the (provision) benefit for income tax(2)	(4)	13

Operating income (loss)	$(16)	$(21)

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

MBIA Corp. has insured sovereign-related and sub-sovereign bonds, privately issued bonds used for the financing of utilities, toll roads, bridges, airports, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, and leases for equipment, aircraft and real estate property. We no longer insure new credit derivative contracts except for transactions related to the restructuring or reduction of existing derivative exposure. MBIA Insurance Corporation insures the investment contracts written by MBIA Inc., and if MBIA Inc. or such subsidiaries were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would be required to make such payments under its insurance policies. MBIA Insurance Corporation also insured debt obligations of other affiliates, including GFL and IMC. MBIA Corp. has also written insurance policies guaranteeing the obligations under credit default swap (“CDS”) contracts of an affiliate, LaCrosse Financial Products, LLC and certain other derivative contracts. Certain policies cover payments potentially due under CDS, including termination payments that may become due in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS or derivatives contracts by the insured counterparty or by the guarantor. MBIA Insurance Corporation provides reinsurance to MBIA Mexico.

MBIA Corp. has contributed to the Company’s net operating loss carryforward, which is used in the calculation of our consolidated income taxes. If MBIA Corp. becomes profitable, it is not expected to make any tax payments under our tax sharing agreement. Based on MBIA Corp.’s current projected earnings and our expectation that it will not write new business, we believe it is unlikely that MBIA Corp. will generate significant income in the near future. As a result, we believe MBIA Corp. does not provide significant economic or shareholder value to MBIA Inc. and its shareholders.

The following table presents our international and structured finance insurance segment results for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Percent Change
In millions	2017	2016
Net premiums earned	$12	$23	-48%
Net investment income	16	3	n/m
Fees and reimbursements	8	12	-33%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(31)	(14)	121%
Unrealized gains (losses) on insured derivatives	(22)	(14)	57%

Net change in fair value of insured derivatives	(53)	(28)	89%
Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	6	-150%
Other net realized gains (losses)	4	-	n/m
Revenues of consolidated VIEs:
Net investment income	6	15	-60%
Net gains (losses) on financial instruments at fair value and foreign exchange	(33)	(1)	n/m
Other net realized gains (losses)	28	-	n/m

Total revenues	(15)	30	-150%

Losses and loss adjustment	83	13	n/m
Amortization of deferred acquisition costs	10	15	-33%
Operating	8	11	-27%
Interest	29	29	-%
Expenses of consolidated VIEs:
Operating	2	4	-50%
Interest	18	12	50%

Total expenses	150	84	79%

Income (loss) before income taxes	(165)	(54)	n/m
Provision (benefit) for income taxes	(57)	(23)	148%

Net income (loss)	$(108)	$(31)	n/m

n/m	- Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of March 31, 2017, MBIA Corp.’s total insured gross par outstanding was $18.4 billion. Since December 31, 2007, MBIA Corp.’s total insured gross par outstanding has decreased approximately 94% from $331.2 billion.

On January 20, 2017, MBIA Corp. was presented with and fully satisfied a claim of $770 million (the “Zohar II Claim”) on an insurance policy it had written insuring certain notes (the “Zohar II Notes”) issued by Zohar II 2005-1, Limited (“Zohar II”). In order to satisfy the claim, MBIA Corp. used approximately $60 million from its own resources and executed the following two related transactions: 1) MBIA UK Holdings sold its operating subsidiary, MBIA UK, and made a cash payment of $23 million, to Assured, in exchange for the receipt by MBIA UK Holdings of certain Zohar II Notes owned by Assured, which had an aggregate outstanding principal amount of $347 million as of January 10, 2017, which notes were distributed as a dividend to MBIA Corp. upon consummation of the sale of MBIA UK; and 2) MBIA Corp. consummated a financing facility (the “Facility”) with affiliates of certain holders of 14% Fixed-to-Floating Rate Surplus Notes of MBIA Corp. (collectively, the “Senior Lenders”), and with MBIA Inc., pursuant to which the Senior Lenders provided $325 million of senior financing and MBIA Inc. provided $38 million of subordinated financing to MZ Funding LLC (“MZ Funding”), a newly formed wholly-owned subsidiary of the Company, which in turn lent the proceeds of such financing to MBIA Corp. Refer to “Liquidity” for additional information on the Facility.

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating variable interest entities (“VIEs”). In addition, we generate net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Percent Change
In millions	2017	2016
Net premiums earned:
Non-U.S.	$9	$17	-47%
U.S.	3	6	-50%

Total net premiums earned	$12	$23	-48%

VIE premiums eliminated in consolidation	$2	$1	100%

Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Net premiums earned decreased for the three months ended March 31, 2017 compared with the same period of 2016 primarily due to decreases in scheduled premiums earned due to the sale of MBIA UK on January 10, 2017 and from the maturity and early settlements of insured transactions with no writings of new insurance policies.

NET INVESTMENT INCOME The increase in net investment income for the three months ended March 31, 2017 compared with the same period of 2016 was primarily related to the accretion on certain Zohar II Notes received in exchange for the sale of MBIA UK to Assured on January 10, 2017.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES. Realized losses on insured derivatives include payments made net of premiums and fees earned and salvage received. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and scheduled amortizations. For the three months ended March 31, 2017 and 2016, realized losses on insured derivatives primarily resulted from claim payments on CMBS. For the three months ended March 31, 2017 and 2016, unrealized losses on insured derivatives were principally the result of the effects of favorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities. As of March 31, 2017 and December 31, 2016, the fair value of MBIA Corp.’s insured CDS liability was $86 million and $63 million, respectively. As of March 31, 2017, MBIA Corp. had $530 million of gross par outstanding on insured credit derivatives compared with $588 million as of December 31, 2016.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses on financial instruments and foreign exchange for the three months ended March 31, 2017 were primarily related to losses from foreign currency revaluation of loss reserves on Mexican policies, partially offset by gains from foreign revaluation on Chilean Unidad de Fomento denominated premium receivables. The net gains on financial instruments at fair value and foreign exchange for the three months ended March 31, 2016 were primarily related to gains from foreign currency revaluation of Chilean Unidad de Fomento and Euro denominated premium receivables, partially offset by unfavorable mark-to-market fluctuations on financial instruments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

OTHER NET REALIZED GAINS (LOSSES) Other net realized gains (losses) for the three months ended March 31, 2017 primarily related to adjustments to the loss recorded to adjust the carrying value of MBIA UK to its fair value less costs to sell. On January 10, 2017, MBIA UK was sold to Assured.

REVENUES OF CONSOLIDATED VIEs For the three months ended March 31, 2017, total revenues of consolidated VIEs were $1 million compared with total revenues of $14 million for the same period of 2016. This decrease was primarily due to an increase in mark-to-market losses on assets of consolidated VIEs and a decrease in net investment income from the deconsolidation of VIEs, partially offset by a gain from the consolidation of a VIE. We elected to record at fair value certain instruments that are consolidated under accounting guidance for consolidation of VIEs, and as such, changes in fair value are reflected in earnings.

LOSS AND LOSS ADJUSTMENT EXPENSES MBIA Corp.’s insured portfolio management group within our international and structured finance insurance business is responsible for monitoring international and structured finance insured obligations. The level and frequency of monitoring of any insured obligation depends on the type, size, rating and our assessed performance of the insured issue.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the Company’s loss reserving policy and additional information related to its loss reserves.

Summary of Financial Guarantee Insurance Losses and LAE

The following table presents information about our financial guarantee insurance losses and LAE recorded in accordance with GAAP for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Percent
In millions	2017	2016	Change
Losses and LAE related to actual and expected payments(1)	$60	$7	n/m
Recoveries of actual and expected payments	24	7	n/m

Gross losses incurred	84	14	n/m
Reinsurance	(1)	(1)	-%

Losses and loss adjustment expenses(2)	$83	$13	n/m

(1) -	For the three months ended March 31, 2016, loss and LAE with respect to Zohar II are reflected net of expected recoveries on such payments.

(2) -	As a result of consolidation of VIEs, these amounts include the elimination of loss and LAE of $45 million and $25 million for the three months ended March 31, 2017 and 2016, respectively.

n/m - Percent change not meaningful.

For the three months ended March 31, 2017, losses and LAE primarily related to increases in expected payments on insured RMBS transactions and decreases in projected collections from excess spread within insured RMBS securitizations.

For the three months ended March 31, 2016, losses and LAE primarily related to increases in expected payments on insured first-lien RMBS transactions and decreases in projected collections from excess spread within insured second-lien RMBS securitizations. These were partially offset by decreases in expected payments on collateralized debt obligations (“CDOs”).

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and reserves as of March 31, 2017 and December 31, 2016.

In millions	March 31, 2017	December 31, 2016	Percent Change
Assets:
Insurance loss recoverable	$289	$330	-12%	(1)
Reinsurance recoverable on paid and unpaid losses(2)	5	5	-%
Liabilities:
Gross loss and LAE reserves(3)	483	503	-4%
Expected recoveries on unpaid losses	(30)	(59)	-49%	(4)

Loss and LAE reserves	$453	$444	2%

(1) -	The decrease was primarily due to a decrease in projected collections of excess spread within insured second-lien RMBS.

(2) -	Reported within “Other assets” on our consolidated balance sheets.

(3) -	As of December 31, 2016, Zohar II is reflected net of expected recoveries on such reserves.

(4) -	The decrease was primarily related to RMBS transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Payment of a claim in November of 2015 on MBIA Corp.’s policy insuring the class A-1 and A-2 notes issued by Zohar CDO 2003-1, Limited (“Zohar I”) and satisfying the Zohar II Claim entitles MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. In connection with the exercise of its rights and remedies, MBIA Corp. directed the trustee for Zohar I to commence an auction (the “Auction”) of all of the assets of Zohar I, which occurred on December 21, 2016. MBIA Corp. was the winning bidder in the Auction, and in connection therewith, acquired the beneficial ownership of the Zohar I assets, which include loans made to, and equity interests in, companies purportedly controlled by the sponsor and former collateral manager of Zohar I and Zohar II. As of March 31, 2017, the recoveries of Zohar I and Zohar II are included in “Loans receivable at fair value” which are presented in “Assets of consolidated variable interest entities” on our consolidated balance sheets. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a further discussion on the Zohar I and Zohar II recoveries.

Included in MBIA Corp.’s loss and LAE reserves are estimated future claims payments for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and for insured obligations where a payment default has not yet occurred. The following table includes LAE reserves as of March 31, 2017 and December 31, 2016 for one issue that had no expected future claim payments or par outstanding, but for which MBIA Corp. was obligated to pay LAE incurred in prior periods. As of March 31, 2017 and December 31, 2016, loss and LAE reserves comprised the following:

	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
$ in millions	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Gross of reinsurance: Issues with defaults	111	113	$447	$366	$3,083	$3,228
Issues without defaults	2	4	6	78	34	838

Total gross of reinsurance	113	117	$453	$444	$3,117	$4,066

(1) - An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three months ended March 31, 2017 and 2016 are presented in the following table:

	Three Months Ended March 31,		Percent Change
In millions	2017	2016
Gross expenses	$8	$12	-33%

Amortization of deferred acquisition costs	$10	$15	-33%
Operating	8	11	-27%

Total insurance operating expenses	$18	$26	-31%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three months ended March 31, 2017 compared with the same period of 2016 primarily due to decreases in compensation expense and legal fees. Operating expenses decreased for the three months ended March 31, 2017 compared with the same period of 2016 due to a decrease in gross expenses.

The decrease in the amortization of deferred acquisition costs for the three months ended March 31, 2017 compared with the same period of 2016 was due to higher refunding activity in 2016. We did not defer a material amount of policy acquisition costs during the first quarters of 2017 or 2016. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

INTEREST EXPENSE OF CONSOLIDATED VIEs For the three months ended March 31, 2017, total interest expense of consolidated VIEs increased primarily due to $13 million related to a VIE consolidated during the first quarter of 2017.

INSURED PORTFOLIO EXPOSURE The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of March 31, 2017 and December 31, 2016, 32% and 25%, respectively, of our international and structured finance insured portfolio, was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

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

The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of March 31, 2017 and December 31, 2016. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of
Collateral Type	March 31, 2017	December 31, 2016	Percent Change
HELOC Second-lien	$1,258	$1,368	-8%
CES Second-lien	1,284	1,373	-6%
Alt-A First-lien(1)	1,173	1,318	-11%
Subprime First-lien	587	606	-3%
Prime First-lien	43	56	-23%

Total	$4,345	$4,721	-8%

(1) - Includes international exposure of $256 million and $349 million as of March 31, 2017 and December 31, 2016, respectively.

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

As of March 31, 2017 and December 31, 2016, MBIA Corp.’s CDO portfolio represented 10% and 8%, respectively, of its total insured gross par outstanding. In addition to the below table, MBIA Corp. insures approximately $337 million in commercial real estate (“CRE”) loan pools, comprising both European and domestic assets. The distribution of our insured CDO and related instruments portfolio by collateral type is presented in the following table:

In millions	Gross Par Outstanding as of
Collateral Type	March 31, 2017		December 31, 2016	Percent Change
Multi-sector CDOs	$388	(1)	$401	-3%
High yield corporate CDOs	1,123		1,635	-31%
Structured CMBS pools	154		188	-18%
CRE CDOs	216		326	-34%

Total	$1,881		$2,550	-26%

(1) - Excludes $43 million of gross par outstanding where MBIA’s insured exposure has been fully offset by way of loss remediation transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance and International and Structured Finance Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. Currently, we do not intend to use reinsurance on new policies to decrease our insured exposure. The following table presents information about our reinsurance agreements as of March 31, 2017 for our U.S. public finance and international and structured finance insurance operations:

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable(1)
Assured Guaranty Re Ltd.	AA (Stable Outlook)	WR(2)	$2,202	$26	$-
Assured Guaranty Corp.	AA (Stable Outlook)	A3 (Stable Outlook)	1,215	-	6
Overseas Private	AA+	Aaa	267	-	-
Investment Corporation	(Stable Outlook)	(Stable Outlook)
Others	A- or above	A2 or above	99	3	-

Total			$3,783	$29	$6

(1) -	Total reinsurance recoverable is primarily recoverables on unpaid losses.
(2) -	Represents a withdrawal of ratings.

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

As of March 31, 2017, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $3.8 billion compared with $4.2 billion as of December 31, 2016. As of March 31, 2017, $3.2 billion of the ceded par outstanding was ceded from our U.S. public finance insurance segment and $621 million was ceded from our international and structured finance insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2017 and 2016 are presented in the following table:

	Three Months Ended March 31,
In millions	2017	2016
Income (loss) before income taxes	$(120)	$(101)
Provision (benefit) for income taxes	$(48)	$(23)
Effective tax rate	40.0%	22.8%

For the three months ended March 31, 2017, our effective tax rate applied to our income (loss) before income taxes was higher than the U.S. statutory tax rate of 35% primarily due to the fluctuation of the value of nondeductible warrants issued by the Company and tax-exempt income.

For the three months ended March 31, 2016, our effective tax rate applied to our income (loss) before income taxes was lower than the U.S. statutory rate of 35% primarily due to a foreign tax credit adjustment and the fluctuation of the value of nondeductible warrants issued by the Company.

The Company did not pay any income taxes during the three months ended March 31, 2017 and 2016.

Refer to “Note 10: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including any valuation allowance against the Company’s deferred tax assets and its accounting for tax uncertainties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, surplus notes issued by MBIA Corp., and the Facility issued by MZ Funding. Total capital resources were $5.0 billion and $4.7 billion as of March 31, 2017 and December 31, 2016, respectively. MBIA Inc. uses its capital resources to support the business activities of its subsidiaries. As of March 31, 2017, MBIA Inc.’s investments in subsidiaries totaled $3.7 billion.

Our near-term strategy at the holding company is to reduce our leverage to a level consistent with a mid-investment grade capital structure. In addition to scheduled debt maturities, from time to time, we reduce unsecured debt through calls or repurchases. We may also repurchase outstanding MBIA Inc. common shares when we deem it beneficial to our shareholders. MBIA Inc. also supports the MTN and investment agreement obligations issued by the Company. We seek to maintain sufficient liquidity and capital resources to meet the Company’s general corporate needs and debt service. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient cash to satisfy its debt obligations and its general corporate needs over time from distributions from its operating subsidiaries; however, there can be no assurance that MBIA Inc. will have sufficient cash in the event of unanticipated payments. In addition, the Company may also consider raising third-party capital. For further information, refer to “Strategic Plan Related and Other Risk Factors” in Part I, Item 1A of Form 10-K for the year ended December 31, 2016 and “Liquidity—MBIA Inc. Liquidity” section for additional information about MBIA Inc.’s liquidity.

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

Equity securities

The Company and its subsidiaries’ share repurchases that were authorized under share repurchase programs, for the three months ended March 31, 2017 and 2016 are presented in the following table:

In millions except per share amounts	Three months ended March 31,
	2017	2016
Number of shares repurchased	4.8	14.9
Average price paid per share	$8.31	$6.30
Remaining authorization as of March 31	$48	$100

Subsequent to March 31, 2017 through May 4, 2017, the Company repurchased an additional 521,734 common shares of MBIA Inc. at an average share price of $8.01 under our share repurchase authorization.

Debt securities

During the three months ended March 31, 2017, we repurchased $42 million par value outstanding of GFL MTNs issued by our corporate segment at a weighted average cost of approximately 82% of par value.

Insurance Statutory Capital

National and MBIA Insurance Corporation are incorporated and licensed in, and are subject to primary insurance regulation and supervision by the State of New York. MBIA Mexico is regulated by the Comisión Nacional de Seguros y Fianzas in Mexico. National and MBIA Insurance Corporation each are required to file detailed annual financial statements, as well as interim financial statements, with the New York State Department of Financial Services (“NYSDFS”) and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and the National Association of Insurance Commissioners’ statements of U.S. STAT and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct.

National

Capital and Surplus

National reported total statutory capital of $3.5 billion as of March 31, 2017 and December 31, 2016. As of March 31, 2017, statutory capital comprised $2.8 billion of policyholders’ surplus and $717 million of contingency reserves. National had statutory net income of $32 million for the three months ended March 31, 2017. As of March 31, 2017, National’s unassigned surplus was $2.2 billion.

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

National had positive earned surplus as of March 31, 2017, which provides National with dividend capacity. For the foreseeable future, we expect the as-of-right declared and paid dividend amounts from National to be limited to prior year net investment income and similar in amount to the 2016 dividend payment.

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

National’s CPR and components thereto, as of March 31, 2017 and December 31, 2016 are presented in the following table:

	As of March 31,	As of December 31,
In millions	2017	2016
Policyholders’ surplus	$2,788	$2,731
Contingency reserves	717	745

Statutory capital	3,505	3,476
Unearned premiums	741	786
Present value of installment premiums (1)	186	187

Premium resources (2)	927	973
Net loss and LAE reserves (1)	(106)	(98)
Salvage reserves	279	256

Gross loss and LAE reserves	173	158

Total claims-paying resources	$4,605	$4,607

(1) - Calculated using a discount rate of 3.18% as of March 31, 2017 and December 31, 2016.

(2) - Includes financial guarantee and insured credit derivative related premiums.

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation reported total statutory capital of $524 million as of March 31, 2017 compared with $492 million as of December 31, 2016. As of March 31, 2017, statutory capital comprised $286 million of policyholders’ surplus and $238 million of contingency reserves. As of December 31, 2016, statutory capital comprised $238 million of policyholders’ surplus and $254 million of contingency reserves. For the three months ended March 31, 2017, MBIA Insurance Corporation had statutory net income of $178 million. MBIA Insurance Corporation’s policyholders’ surplus as of March 31, 2017 and December 31, 2016 included negative unassigned surplus of $1.7 billion and $1.8 billion, respectively. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

As of December 31, 2016, MBIA Insurance Corporation’s policyholders’ surplus was negatively impacted by $112 million, as it was not permitted to treat the portion of its investment in subsidiaries in excess of 60% of net admitted assets less the par value of common and preferred stock and liabilities as an admitted asset, as required under NYIL.

The $112 million reduction to policyholders’ surplus was reversed in the first quarter of 2017 to reflect the sale of MBIA UK. In addition, in the first quarter of 2017, MBIA Insurance Corporation released contingency reserves of approximately $20 million related to the maturity of the Zohar II Notes, as well as, recorded income of $20 million related to the appreciation to the par value of the Zohar II Notes received as consideration. Therefore, in the first quarter of 2017, MBIA Insurance Corporation’s policyholders’ surplus increased approximately $152 million as a result of these transactions.

As of March 31, 2017, MBIA Insurance Corporation recognized estimated recoveries of $409 million, net of reinsurance on a statutory basis related to put-backs of ineligible mortgage loans in its insured transactions and $321 million related to excess spread recoveries on RMBS, net of reinsurance. These excess spread recoveries represented 61% of MBIA Insurance Corporation’s statutory capital as of March 31, 2017. In addition, MBIA Insurance Corporation has recorded recoveries related to CDOs. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.

Under NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Reductions in the contingency reserve may be recognized based on excessive reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As a result of regulatory approved reductions, MBIA Insurance Corporation’s contingency reserves of $238 million as of March 31, 2017 represented reserves on 33 of the 275 outstanding credits insured by MBIA Insurance Corporation.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. As of March 31, 2017, MBIA Corp. met the required minimum surplus of $65 million. Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of March 31, 2017, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of March 31, 2017 and 2016, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If MBIA Insurance Corporation is not in compliance with the above mentioned requirements, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.

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

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s 14% Fixed-to-Floating Rate Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of April 15, 2017, the most recent scheduled interest payment date, there was $540 million of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of March 31, 2017, MBIA Insurance Corporation had negative “free and divisible surplus,” of $5 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest. For additional information of the Company’s Surplus Notes, refer to “Capital Resources- MBIA Insurance Corporation” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

MBIA Corp.’s CPR and components thereto, as of March 31, 2017 and December 31, 2016 are presented in the following table:

	As of March 31,	As of December 31,
In millions	2017	2016
Policyholders’ surplus	$286	$238
Contingency reserves	238	254

Statutory capital	524	492
Unearned premiums	212	319
Present value of installment premiums (1) (4)	213	424

Premium resources (2)	425	743
Net loss and LAE reserves (1)	(892)	(207)
Salvage reserves (3)	1,534	917

Gross loss and LAE reserves	642	710

Total claims-paying resources	$1,591	$1,945

(1) -	Calculated using a discount rate of 5.15% as of March 31, 2017 and December 31, 2016.

(2) -	Includes financial guarantee and insured credit derivative related premiums.

(3) -	This amount primarily consists of expected recoveries related to the Company’s excess spread, put-backs and CDOs.

(4) -	Based on the Company’s estimate of the remaining life for its insured exposures.

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

The primary sources of cash available to National are:

•	principal and interest receipts on assets held in its investment portfolio; and

•	premiums.

The primary uses of cash by National are:

•	payments of operating expenses and taxes;

•	loss payments on insured transactions; and

•	payments of dividends.

As of March 31, 2017 and December 31, 2016, National held cash and investments of $4.2 billion, of which $296 million and $366 million, respectively, were highly liquid and comprised highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.

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

Corporate Liquidity

The primary sources of cash available to MBIA Inc. are:

•	dividends from subsidiaries;

•	releases under the tax sharing agreement, which is funded by subsidiaries;

•	available cash and liquid assets not subject to collateral posting requirements;

•	principal and interest receipts on assets held in its investment portfolio; and

•	access to capital markets.

The primary uses of cash by MBIA Inc. are:

•	servicing outstanding unsecured corporate debt obligations and MTNs;

•	meeting collateral requirements under investment agreements and derivative arrangements;

•	payments related to interest rate swaps;

•	payments of operating expenses; and

•	funding share repurchases and debt buybacks.

As of March 31, 2017 and December 31, 2016, the liquidity positions of MBIA Inc. comprising cash and liquid assets for general corporate purposes, excluding the amounts held in escrow under its tax sharing agreement, were $340 million and $403 million, respectively.

Based on our projections of National’s and MBIA Corp.’s future earnings and losses, we expect that for the foreseeable future National will be the primary source of dividends and tax sharing agreement payments to MBIA Inc. There can be no assurance as to the amount and timing of any such future dividends. Also, for the foreseeable future, absent a special dividend subject to the approval of the NYSDFS, we expect the declared and paid dividend amounts from National to be limited to prior year net investment income and similar in amount to the 2016 dividend payment. Refer to the “Capital Resources – Insurance Statutory Capital” section for additional information on payments of dividends. We do not expect MBIA Inc. to receive distributions from MBIA Corp. During the three months ended March 31, 2017, $94 million was released to MBIA Inc. under the MBIA group tax sharing agreement and related tax escrow account (“Tax Escrow Account”), representing National’s liability under the tax sharing agreement for the 2014 tax year. The release was pursuant to the terms of the tax sharing agreement following the expiration of National’s two-year net operating loss carry-back period under U.S. tax rules. As of March 31, 2017, $216 million was held in escrow for the 2015 through 2017 tax years. We expect to release up to $130 million from the Tax Escrow Account related to the 2015 tax year in January of 2018, subject to the terms and provisions of the Company’s tax sharing agreement. There can be no assurance that payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc. due to deductible or creditable tax attributes of National and/or the market value performance of the assets supporting the Tax Escrow Account.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

MBIA Corp. Liquidity

The primary sources of cash available to MBIA Corp. are:

•	installment premiums;

•	recoveries associated with loss payments; and

•	principal and interest receipts on assets held in its investment portfolio.

The primary uses of cash by MBIA Corp. are:

•	loss or commutation payments on insured transactions;

•	repayment of the Facility;

•	payments of operating expenses; and

•

payment of principal and interest related to its surplus notes, if and to the extent approved by the NYSDFS. Refer to “Capital Resources—Insurance Statutory Capital” for a discussion on the non-approval of requests to the NYSDFS to pay interest on its surplus notes.

As of March 31, 2017 and December 31, 2016, MBIA Corp. held cash and investments of $233 million and $328 million, respectively, of which $111 million and $201 million, respectively, comprised cash and highly liquid assets that were immediately available to MBIA Insurance Corporation.

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

MBIA Corp. has recorded expected excess spread recoveries of $354 million as of March 31, 2017 associated with insured RMBS issues, including recoveries related to consolidated VIEs. MBIA Corp. has also recorded expected recoveries related to its claims against Credit Suisse for ineligible mortgage loans included in an MBIA Corp. insured RMBS transaction. In addition, MBIA Insurance Corporation has recorded recoveries related to CDOs. There can be no assurance that it will be successful or not be delayed in realizing these recoveries. During the three months ended March 31, 2017, MBIA Corp. collected $45 million of excess spread recoveries related to insured RMBS issues.

MBIA Corp. Financing Facility

In January of 2017, MBIA Corp. entered into the Facility, with the Senior Lenders, and with MBIA Inc., pursuant to which the Senior Lenders provided $325 million of senior financing and MBIA Inc. provided $38 million of subordinated financing to MZ Funding, which in turn lent the proceeds of such financing to MBIA Corp. MBIA Inc. also committed to provide an additional $50 million subordinated financing to MZ Funding under certain circumstances, which MZ Funding would then lend to MBIA Corp. For a further discussion of the Facility, refer to “Liquidity” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Percent
In millions	2017	2016	Change
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(471)	$40	n/m
Investing activities	311	1,814	-83%
Financing activities	124	(2,047)	-106%
Effect of exchange rate changes on cash and cash equivalents	1	3	-67%
Cash and cash equivalents—beginning of period	187	522	-64%

Cash and cash equivalents—end of period	$152	$332	-54%

n/m - Percent change not meaningful.

Operating activities

Net cash used by operating activities increased for the three months ended March 31, 2017 compared with the same period of 2016 primarily due to an increase in losses and LAE paid of $452 million and a decrease in investment income received of $49 million.

Investing activities

Net cash provided by investing activities decreased for the three months ended March 31, 2017 compared with the same period of 2016 primarily due to a decrease in net proceeds from sales, paydowns and maturities of held-to-maturity investments of consolidated VIEs of $1.8 billion.

Financing activities

Net cash provided by financing activities increased for the three months ended March 31, 2017 compared with the same period of 2016 primarily due to a decrease in the principal paydowns of consolidated VIE notes of $1.8 billion related to the deconsolidation of VIEs in 2016 as well as an increase in proceeds from the Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Investments

The following discussion of investments, including references to consolidated investments, excludes investments reported under “Assets of consolidated variable interest entities” on our consolidated balance sheets. Investments of VIEs support the repayment of VIE obligations and are not available to settle obligations of MBIA. Our available-for-sale (“AFS”) investments comprise high-quality fixed-income securities and short-term investments. Refer to “Note 7: Investments” in the Notes to Consolidated Financial Statements for detailed discussion about our investments.

The following table presents our investment portfolio as of March 31, 2017 and December 31, 2016. As of December 31, 2016, AFS with a fair value of $466 million reported under “Assets held for sale” within our international and structured finance segment are excluded due to the sale of MBIA UK in January of 2017.

In millions	As of March 31, 2017	As of December 31, 2016	Percent Change
Available-for-sale investments(1):
U.S. public finance insurance
Amortized cost	$3,991	$3,975	-%
Unrealized net gain (loss)	(69)	(63)	10%

Fair value	3,922	3,912	-%

Corporate
Amortized cost	1,025	1,218	-16%
Unrealized net gain (loss)	43	39	10%

Fair value	1,068	1,257	-15%

International and structured finance insurance
Amortized cost	190	257	-26%
Unrealized net gain (loss)	5	5	-%

Fair value	195	262	-26%

Total available-for-sale investments:
Amortized cost	5,206	5,450	-4%
Unrealized net gain (loss)	(21)	(19)	11%

Total available-for-sale investments at fair value	5,185	5,431	-5%

Investments carried at fair value(2):
U.S. public finance insurance	123	120	3%
Corporate	81	79	3%

Total investments carried at fair value	204	199	3%

Other investments at amortized cost:
U.S. public finance insurance	3	3	-%

Consolidated investments at carrying value	$5,392	$5,633	-4%

(1) -	Unrealized gains and losses, net of applicable deferred income taxes, are reflected in AOCI in shareholders’ equity.

(2) -	Changes in fair value and realized gains and losses from the sale of these investments are reflected in net income.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of March 31, 2017, the weighted average credit quality ratings and percentage of investment grade of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are presented in the following table:

	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Total
Weighted average credit quality ratings	Aa	Aa	Aa	Aa
Investment grade percentage	95%	96%	88%	95%

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by National and MBIA Corp. (“Company-Insured Investments”). When purchasing Insured Investments, the Company’s third-party portfolio manager independently assesses the underlying credit quality, structure and liquidity of each investment, in addition to the creditworthiness of the insurer. Insured Investments are diverse by sector, issuer and size of holding. The third-party portfolio manager assigns underlying ratings to Insured Investments without giving effect to financial guarantees based on underlying ratings assigned by Moody’s or S&P, when a rating is not published by Moody’s. When a Moody’s or S&P underlying rating is not available, the underlying rating is based on the portfolio manager’s best estimate of the rating of such investment. A downgrade of a financial guarantee insurer has historically had an adverse effect on the fair value of investments insured by the downgraded financial guarantee insurer. If the Company determines that declines in the fair values of Insured Investments are other-than-temporary, the Company will record a realized loss through earnings.

As of March 31, 2017, Insured Investments at fair value represented $493 million or 9% of consolidated investments, of which $336 million or 6% of consolidated investments were Company-Insured Investments. As of March 31, 2017, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of March 31, 2017, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 4% of the total consolidated investment portfolio.

Contractual Obligations

The following contractual obligations discussion provides an update and should be read in conjunction to the contractual obligations described under “Liquidity-Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In January of 2017, MBIA Corp. consummated the Facility with the Senior Lenders and with MBIA Inc., pursuant to which the Senior Lenders have provided $325 million of senior financing and MBIA Inc. has provided $38 million of subordinated financing to MZ Funding, which in turn lent the proceeds of such financing to MBIA Corp. The loans to MBIA Corp. under the Facility mature on January 20, 2020 and bear interest at 14% per annum. Refer to the previous “Liquidity-MBIA Corp. Liquidity” section for additional information about the Facility. The following table provides the Company’s future estimated cash payments relating to the Facility for the nine months ending December 31, 2017 and the each subsequent four years ending December 31 and thereafter.

	As of March 31, 2017
In millions	Nine Months Ending December 31, 2017	2018	2019	2020	2021	Thereafter	Total
International and structured finance insurance segment:
MBIA Corp. Financing Facility	$34	$46	$46	$331	$-	$-	$457

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposures relate to changes in interest rates, foreign exchange rates and credit spreads that affect the fair value of its financial instruments, primarily investment securities, MTNs, investment agreement liabilities and certain derivative instruments. The Company’s investments are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. government bonds, corporate bonds, MBS and asset-backed securities. In periods of rising and/or volatile interest rates, foreign exchange rates and credit spreads, profitability could be adversely affected should the Company have to liquidate these securities. MBIA minimizes its exposure to interest rate risk, foreign exchange risk and credit spread movement through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities. For a discussion of our quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes in market risk since December 31, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2016, the Company’s Board of Directors authorized the repurchase by the Company and its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization. The table below presents repurchases made by the Company in each month during the first quarter of 2017:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (2) (in millions)
January	32,985	$10.48	-	$88
February	26,407	10.37	-	88
March	5,099,057	8.40	4,811,459	48

	5,158,449	$8.43	4,811,459	$48

(1) -	335,434 shares were repurchased by the Company in open market transactions for settling awards under the Company’s long-term incentive plans and 11,556 shares were purchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.

(2) -	On February 23, 2016, the Company’s Board of Directors authorized the repurchase of common stock up to $100 million under a new share repurchase program.

Item 5. Other Information

As previously indicated, Mr. Joseph R. Schachinger will replace Mr. Douglas C. Hamilton as Controller effective May 11, 2017.

Item 6. Exhibits

+31.1.	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2.	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1.	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+101.

Additional Exhibits - MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated

Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended

March 31, 2017, formatted in XBRL.

+ Filed Herewith

* Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: May 10, 2017	/s/ Anthony McKiernan
Anthony McKiernan
Chief Financial Officer

Date: May 10, 2017	/s/ Douglas C. Hamilton
Douglas C. Hamilton
Controller (Principal Accounting Officer)