Form 10-Q
period 2017-06-30
MBIA INC
filed 2017-08-08
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 2, 2017, 125,816,428 shares of Common Stock, par value $1 per share, were outstanding.

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

•	our ability to fully implement our strategic plan;

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

The above factors provide a summary of and are qualified in their entirety by the risk factors discussed under “Risk Factors” in Part II Other Information, Item 1A included in this Quarterly Report on Form 10-Q. In addition, refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of certain risks and uncertainties related to our financial statements.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	June 30, 2017	December 31, 2016
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $4,208 and $4,713)	$4,176	$4,694
Investments carried at fair value	154	146
Investments pledged as collateral, at fair value (amortized cost $168 and $234)	169	233
Short-term investments held as available-for-sale, at fair value (amortized cost $767 and $552)	768	552
Other investments (includes investments at fair value of $3 and $5)	5	8

Total investments	5,272	5,633
Cash and cash equivalents	143	163
Premiums receivable	384	409
Deferred acquisition costs	104	118
Insurance loss recoverable	483	504
Assets held for sale	-	555
Deferred income taxes, net	-	970
Other assets	106	113
Assets of consolidated variable interest entities:
Cash	21	24
Investments held-to-maturity, at amortized cost (fair value $894 and $876)	890	890
Investments carried at fair value	241	255
Loans receivable at fair value	1,690	1,066
Loan repurchase commitments	407	404
Other assets	26	33

Total assets	$9,767	$11,137

Liabilities and Equity
Liabilities:
Unearned premium revenue	$861	$958
Loss and loss adjustment expense reserves	714	541
Long-term debt	2,061	1,986
Medium-term notes (includes financial instruments carried at fair value of $123 and $101)	876	895
Investment agreements	365	399
Derivative liabilities	293	299
Liabilities held for sale	-	346
Other liabilities	175	233
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $1,261 and $1,351)	2,466	2,241

Total liabilities	7,811	7,898

Commitments and contingencies (Refer to Note 14)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—283,997,527 and 283,989,999	284	284
Additional paid-in capital	3,168	3,160
Retained earnings	1,399	2,700
Accumulated other comprehensive income (loss), net of tax of $15 and $37	(39)	(128)
Treasury stock, at cost—158,175,472 and 148,789,168 shares	(2,868)	(2,789)

Total shareholders’ equity of MBIA Inc.	1,944	3,227
Preferred stock of subsidiary	12	12

Total equity	1,956	3,239

Total liabilities and equity	$9,767	$11,137

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Premiums earned:
Scheduled premiums earned	$28	$44	$56	$89
Refunding premiums earned	16	29	37	59

Premiums earned (net of ceded premiums of $1, $2, $3 and $3)	44	73	93	148
Net investment income	37	37	89	76
Fees and reimbursements	6	1	8	2
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(3)	(2)	(34)	(16)
Unrealized gains (losses) on insured derivatives	6	(6)	(16)	(20)

Net change in fair value of insured derivatives	3	(8)	(50)	(36)
Net gains (losses) on financial instruments at fair value and foreign exchange	(61)	14	(44)	(55)
Net investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(54)	-	(54)	(1)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	43	-	41	-

Net investment losses related to other-than-temporary impairments	(11)	-	(13)	(1)
Net gains (losses) on extinguishment of debt	-	3	8	5
Other net realized gains (losses)	34	-	37	(1)
Revenues of consolidated variable interest entities:
Net investment income	6	5	12	20
Net gains (losses) on financial instruments at fair value and foreign exchange	14	(7)	(19)	(8)
Other net realized gains (losses)	-	-	28	-

Total revenues	72	118	149	150
Expenses:
Losses and loss adjustment	170	77	264	99
Amortization of deferred acquisition costs	8	10	15	20
Operating	32	30	61	65
Interest	50	49	98	99
Expenses of consolidated variable interest entities:
Operating	3	3	5	7
Interest	19	4	36	16

Total expenses	282	173	479	306

Income (loss) before income taxes	(210)	(55)	(330)	(156)
Provision (benefit) for income taxes	1,019	(28)	971	(51)

Net income (loss)	$(1,229)	$(27)	$(1,301)	$(105)

Net income (loss) per common share:
Basic	$(9.78)	$(0.20)	$(10.13)	$(0.78)
Diluted	$(9.78)	$(0.20)	$(10.13)	$(0.78)
Weighted average number of common shares outstanding:
Basic	125,653,189	132,677,066	128,511,897	134,245,952
Diluted	125,653,189	132,677,066	128,511,897	134,245,952

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(1,229)	$(27)	$(1,301)	$(105)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	44	101	4	224
Provision (benefit) for income taxes	6	36	-	79

Total	38	65	4	145
Reclassification adjustments for (gains) losses included in net income (loss)	(3)	13	(5)	8
Provision (benefit) for income taxes	1	5	-	3

Total	(4)	8	(5)	5
Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	(47)	10	(34)	7
Provision (benefit) for income taxes	(5)	3	-	2

Total	(42)	7	(34)	5
Reclassification adjustments for (gains) losses included in net income (loss)	-	-	2	-
Provision (benefit) for income taxes	-	-	1	-

Total	-	-	1	-
Foreign currency translation:
Foreign currency translation gains (losses)	-	(41)	144	(55)
Provision (benefit) for income taxes	-	(14)	21	(19)

Total	-	(27)	123	(36)

Total other comprehensive income (loss)	(8)	53	89	119

Comprehensive income (loss)	$(1,237)	$26	$(1,212)	$14

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Six Months Ended June 30, 2017

(In millions except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’ Equity	Preferred Stock of Subsidiary		Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	of MBIA Inc.	Shares	Amount	Equity
Balance, December 31, 2016	283,989,999	$284	$3,160	$2,700	$(128)	(148,789,168)	$(2,789)	$3,227	1,315	$12	$3,239

Net income (loss)	-	-	-	(1,301)	-	-	-	(1,301)	-	-	(1,301)
Other comprehensive income (loss)	-	-	-	-	89	-	-	89	-	-	89
Share-based compensation	7,528	-	8	-	-	(352,565)	(4)	4	-	-	4
Treasury shares acquired under share repurchase program	-	-	-	-	-	(9,033,739)	(75)	(75)	-	-	(75)

Balance, June 30, 2017	283,997,527	$284	$3,168	$1,399	$(39)	(158,175,472)	$(2,868)	$1,944	1,315	$12	$1,956

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Premiums, fees and reimbursements received	$32	$51
Investment income received	127	182
Insured derivative commutations and losses paid	(34)	(18)
Financial guarantee losses and loss adjustment expenses paid	(497)	(67)
Proceeds from recoveries and reinsurance	91	63
Operating and employee related expenses paid	(77)	(75)
Interest paid, net of interest converted to principal	(82)	(71)

Net cash provided (used) by operating activities	(440)	65

Cash flows from investing activities:
Purchases of available-for-sale investments	(738)	(1,129)
Sales of available-for-sale investments	987	937
Paydowns and maturities of available-for-sale investments	277	256
Purchases of investments at fair value	(118)	(49)
Sales, paydowns and maturities of investments at fair value	138	148
Sales, paydowns and maturities (purchases) of short-term investments, net	(177)	223
Sales, paydowns and maturities of held-to-maturity investments	-	1,799
Paydowns and maturities of loans receivable	137	121
Consolidation/(deconsolidation) of variable interest entities, net	18	1
(Payments) proceeds for derivative settlements	(48)	(28)
Collateral (to) from swap counterparty	4	(21)
Other investing	(23)	(4)

Net cash provided (used) by investing activities	457	2,254

Cash flows from financing activities:
Proceeds from investment agreements	4	9
Principal paydowns of investment agreements	(41)	(47)
Principal paydowns of medium-term notes	(67)	(52)
Proceeds from the MBIA Corp. Financing Facility	328	-
Principal paydowns of variable interest entity notes	(183)	(2,034)
Purchases of treasury stock	(79)	(109)
Other financing	(2)	-

Net cash provided (used) by financing activities	(40)	(2,233)

Effect of exchange rate changes on cash and cash equivalents	-	(3)
Net increase (decrease) in cash and cash equivalents	(23)	83
Cash and cash equivalents—beginning of period	187	522

Cash and cash equivalents—end of period	$164	$605

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(1,301)	$(105)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	27	121
Deferred acquisition costs	14	21
Unearned premium revenue	(97)	(194)
Loss and loss adjustment expense reserves	512	30
Insurance loss recoverable	(653)	65
Accrued interest payable	64	54
Accrued expenses	(19)	(13)
Unrealized (gains) losses on insured derivatives	16	20
Net (gains) losses on financial instruments at fair value and foreign exchange	63	63
Other net realized (gains) losses	(65)	1
Deferred income tax provision (benefit)	970	(52)
Interest on variable interest entities, net	19	34
Other operating	10	20

Total adjustments to net income (loss)	861	170

Net cash provided (used) by operating activities	$(440)	$65

Supplementary Disclosure of Consolidated Cash Flow Information
Non-cash investing activities:
Non-cash consideration received from the sale of MBIA UK Insurance Limited	$332	$-

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

Refer to “Note 11: Business Segments” for further information about the Company’s operating segments.

Business Developments

National Financial Strength Ratings

On June 26, 2017, Standard & Poor’s Financial Services LLC (“S&P”) downgraded the financial strength rating of National from AA- with a stable outlook to A with a stable outlook. National’s ability to write new business and to compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by major rating agencies. At the current S&P rating it is difficult for National to compete with higher-rated competitors, therefore, at this time, National has ceased its efforts to actively pursue writing new financial guarantee business. National continues to surveil and remediate its existing insured portfolio and will proactively seek opportunities to enhance shareholder value using its strong financial resources, while protecting the interests of all of its policyholders.

Full Valuation Allowance on the Company’s Net Deferred Tax Asset

During the three months ended June 30, 2017, the Company established a full valuation allowance on its net deferred tax asset, which resulted in charge to earnings of $1.1 billion. This charge was included in “Provision (benefit) for income taxes” on the Company’s consolidated statement of operations. Refer to “Note 10: Income Taxes” for further information about this valuation allowance on the Company’s net deferred tax asset.

Sale of MBIA UK

On January 10, 2017, MBIA UK Holdings sold its operating subsidiary, MBIA UK, and made a cash payment of $23 million, to Assured in exchange for the receipt by MBIA UK Holdings of certain notes owned by Assured that were issued by Zohar II 2005-1, Limited (“Zohar II”) with an aggregate outstanding principal amount of $347 million as of January 10, 2017 (the “Sale Transaction”). For the six months ended June 30, 2017, the Company recorded a gain of $5 million to adjust the carrying value of MBIA UK to its fair value less costs to sell as of the sale date. This gain was reflected in the results of the Company’s international and structured finance insurance segment and included in “Other net realized gains (losses)” on the Company’s consolidated statement of operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

Held for Sale Classification

The assets and liabilities of MBIA UK were classified as held for sale as of December 31, 2016 and presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheet. Income before income taxes for MBIA UK was $12 and $23 million, respectively, for the three and six months ended June 30, 2016. The following table summarizes the components of assets and liabilities held for sale as of December 31, 2016:

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

In particular, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) is experiencing significant fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalance, limited access to the capital markets, a stagnating local economy, net migration of people out of Puerto Rico and a high debt burden. Although Puerto Rico has tried to address its challenges through various fiscal policies, it continues to experience significant fiscal stress. On January 1, 2017 and July 1, 2017, Puerto Rico also defaulted on a scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $242 million as a result.

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

On January 20, 2017, MBIA Corp. was presented with and fully satisfied a claim of $770 million (the “Zohar II Claim”) on an insurance policy it had written insuring certain notes issued by Zohar II. MBIA Corp. was able to satisfy the Zohar II Claim as a result of having completed the Sale Transaction and by borrowing from the Facility, as described above, together with using approximately $60 million from its own resources. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information about these transactions.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 2: Significant Accounting Policies (continued)

The results of operations for the three and six months ended June 30, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017. The December 31, 2016 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in the prior year’s financial statements to conform to the current presentation. This includes a change in the presentation of cash paid when withholding shares for tax-withholding purposes in “Purchases of treasury stock” on the Company’s consolidated statement of cash flows as required under Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718)”. The change in presentation effected “Operating and employee related expenses paid”, in operating cash flows and “Purchases of treasury stock”, in financing cash flows, on the Company’s consolidated statement of cash flows in prior periods. Such reclassifications did not materially impact total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

The Company has not adopted any new accounting pronouncements that had a material impact on its consolidated financial statements.

Recent Accounting Developments

Revenue from Contracts with Customers (Topic 606) (ASU 2014-09) and Deferral of the Effective Date (ASU 2015-14)

In May of 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 amends the accounting guidance for recognizing revenue for the transfer of goods or services from contracts with customers unless those contracts are within the scope of other accounting standards. ASU 2014-09 does not apply to financial guarantee insurance contracts within the scope of Topic 944, “Financial Services — Insurance.” ASU 2014-09 applies to certain fees and reimbursements, and is not expected to materially impact revenue recognition of these fees and reimbursements. In August of 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date.” ASU 2015-14 defers the effective date of ASU 2014-09 to interim and annual periods beginning January 1, 2018, and is applied on a retrospective or modified retrospective basis. The adoption of ASU 2014-09 is not expected to materially impact the Company’s consolidated financial statements.

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

Based on fair values as of June 30, 2017 of equity investments, the cumulative-effect adjustment, net of tax, related to net unrealized gains of such investments was approximately $1 million, which represents the amount that would have been reclassed from accumulated other comprehensive income (loss) (“AOCI”) to retained earnings had the Company adopted ASU 2016-01 on June 30, 2017. As of June 30, 2017, the Company had a full valuation allowance against its deferred tax asset. Refer to “Note 10: Income Taxes” for further information about this valuation allowance on the Company’s deferred tax asset. The Company is continuing to assess the impact of adopting ASU 2016-01 on its financial liabilities measured at fair value in accordance with the fair value option. The amount previously disclosed in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 may change materially based on its continued assessment, including as a result of the valuation allowance on its deferred tax assets recorded in the second quarter of 2017. The Company plans to adopt ASU 2016-01 in its entirety on January 1, 2018 and does not expect there to be a material impact to the Company’s consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3: Recent Accounting Pronouncements (continued)

Leases (Topic 842) (ASU 2016-02)

In February of 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, that amends the accounting guidance for leasing transactions. ASU 2016-02 requires a lessee to classify lease contracts as finance or operating leases, and to recognize assets and liabilities for the rights and obligations created by leasing transactions with lease terms more than twelve months. ASU 2016-02 substantially retains the criteria for classifying leasing transactions as finance or operating leases. For finance leases, a lessee recognizes a right-of-use asset and a lease liability initially measured at the present value of the lease payments, and recognizes interest expense on the lease liability separately from the amortization of the right-of-use asset. For operating leases, a lessee recognizes a right-of-use asset and a lease liability initially measured at the present value of the lease payments, and recognizes lease expense on a straight-line basis. ASU 2016-02 is effective for interim and annual periods beginning January 1, 2019 with early adoption permitted, and is applied on a modified retrospective basis. The adoption of ASU 2016-02 is not expected to materially impact the Company’s consolidated financial statements.

Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13)

In June of 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires financing receivables and other financial assets measured at amortized cost to be presented at the net amount expected to be collected by recording an allowance for credit losses with changes in the allowance recorded as credit loss expense or reversal of credit loss expense based on management’s current estimate of expected credit losses each period. ASU 2016-13 does not apply to credit losses on financial guarantee insurance contracts within the scope of Topic 944, “Financial Services-Insurance.” ASU 2016-13 also requires impairment relating to credit losses on AFS debt securities to be presented through an allowance for credit losses with changes in the allowance recorded in the period of the change as credit loss expense or reversal of credit loss expense. Any impairment amount not recorded through an allowance for credit losses on AFS debt securities is recorded through other comprehensive income. ASU 2016-13 is effective for interim and annual periods beginning January 1, 2020 with early adoption permitted beginning January 1, 2019. ASU 2016-13 is applied on a modified retrospective basis except that prospective application is applied to AFS debt securities with other-than-temporary impairments (“OTTI”) recognized before the date of adoption. The Company is evaluating the impact of adopting ASU 2016-13.

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

Nonconsolidated VIEs

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of June 30, 2017 and December 31, 2016, through its insurance operations. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs as of June 30, 2017 and December 31, 2016. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured credit default swap (“CDS”) contracts and any investments in obligations issued by nonconsolidated VIEs.

	June 30, 2017
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)
Insurance:
Global structured finance:
Collateralized debt obligations	$1,188	$466	$8	$-	$-	$-	$-
Mortgage-backed residential	8,067	4,182	19	25	286	23	393
Mortgage-backed commercial	237	120	-	-	-	-	-
Consumer asset-backed	4,905	1,186	-	5	1	4	12
Corporate asset-backed	2,559	1,859	-	15	-	16	-

Total global structured finance	16,956	7,813	27	45	287	43	405
Global public finance	19,270	3,050	-	11	-	17	-

Total insurance	$36,226	$10,863	$27	$56	$287	$60	$405

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

	December 31, 2016
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)
Insurance:
Global structured finance:
Collateralized debt obligations	$3,167	$1,914	$51	$2	$-	$-	$73
Mortgage-backed residential	9,146	4,796	20	28	304	27	325
Mortgage-backed commercial	257	145	-	-	-	-	-
Consumer asset-backed	4,893	1,331	-	7	2	5	8
Corporate asset-backed	2,625	2,205	5	18	-	20	-

Total global structured finance	20,088	10,391	76	55	306	52	406
Global public finance	44,306	12,051	-	11	-	18	-

Total insurance	$64,394	$22,442	$76	$66	$306	$70	$406

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets. Excludes $125 million that is included within “Assets held for sale” on the Company’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets. Excludes $134 million that is included within “Liabilities held for sale” on the Company’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs.

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $3.3 billion and $2.5 billion, respectively, as of June 30, 2017, and $2.7 billion and $2.2 billion, respectively, as of December 31, 2016. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. Two additional VIEs were consolidated during the six months ended June 30, 2017 and one additional VIE was consolidated during the six months ended June 30, 2016.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Certain local governments remain under financial and budgetary stress and a few have filed for protection under title 11, United States Code (the “Bankruptcy Code”), or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. In the case of Puerto Rico, certain credits that the Company insures have filed petitions for covered instrumentalities under Title III of the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), which incorporates by reference provisions from the Bankruptcy Code. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments in greater amounts on the Company’s insured transactions. The Company monitors and analyzes these situations closely, however, the overall extent and duration of such events are uncertain. Also, the filing for protection under the Bankruptcy Code or entering state statutory proceedings does not necessarily result in a default or indicate that an ultimate loss will occur.

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

RMBS Case Basis Reserves (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies, excluding those on consolidated VIEs. The Company’s first-lien RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company’s second-lien RMBS case basis reserves relate to RMBS backed by home equity lines of credit and closed-end second mortgages. The Company calculated RMBS case basis reserves as of June 30, 2017 for both first and second-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for additional information on the Company’s Roll Rate Methodology for its RMBS case basis reserves.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Second-lien Put-Back Claims Related to Ineligible Loans

The Company has settled the majority of the Company’s put-back claims. Only its claims against Credit Suisse remain outstanding. The Company’s settlement amounts have been consistent with the put-back recoveries that had been included in the Company’s financial statements at the times preceding the settlements.

The put-back contract claim remaining with Credit Suisse is related to the inclusion of ineligible loans in the 2007-2 Home Equity Mortgage Trust securitization. Credit Suisse has challenged the Company’s assessment of the ineligibility of individual mortgage loans and the dispute is the subject of litigation for which there is no assurance that the Company will prevail.

Based on the Company’s assessment of the strength of its contractual put-back rights against Credit Suisse, as well as on its prior settlements with other sellers/servicers and success of other monolines’ put-back settlements, the Company believes it will prevail in enforcing its contractual rights and that it is entitled to collect the full amount of its incurred losses, which totaled $437 million through June 30, 2017. The Company is also entitled to collect interest on amounts paid; it believes that in the context of its put-back litigation, the appropriate interest rate should be the New York State statutory rate. However, the Company currently calculates its put-back recoveries using the contractual interest rate, which is lower than the New York State statutory rate.

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

CDO Reserves

The Company also has loss and LAE reserves on certain transactions within its collateralized debt obligation (“CDO”) portfolio, including its multi-sector CDO and high yield corporate CDO asset classes that were insured in the form of financial guarantee policies. The Company’s insured multi-sector CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes, but are not limited to, RMBS-related collateral, multi-sector and corporate CDOs). The Company’s high yield corporate CDO portfolio consists of middle-market/special-opportunity corporate loan transactions.

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

In connection with the exercise of its rights and remedies, MBIA Corp. directed the trustee for Zohar I to commence an auction (the “Auction”) of all of the assets of Zohar I, which occurred in 2016. MBIA Corp. was the winning bidder in the Auction, and in connection therewith, acquired the beneficial ownership of the Zohar I assets, which include loans made to, and equity interests in, companies purportedly controlled by the Zohar Sponsor (all the assets of Zohar I, the “Zohar I Assets”). Over time, MBIA Corp. expects to acquire the legal ownership of the Zohar I Assets and recover all or substantially all of the payment it made (plus interest and expenses) with regards to the Zohar I claim. As of June 30, 2017, the recoveries of Zohar I and Zohar II are included in “Loans receivable at fair value” which are presented in “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

There can be no assurance, however, that the value of the Zohar II Assets and the Zohar I Assets will be sufficient to permit MBIA Corp. to recover all or substantially all of the payments it made on the Zohar I and the Zohar II Claims. Failure to recover a substantial amount of such payments could impede its ability to make payments when due on other policies. MBIA Corp. believes that if the New York State Department of Financial Services (“NYSDFS”) concludes at any time that MBIA Insurance Corporation will not be able to pay its policyholder claims, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the New York Insurance Law and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the NYSDFS.

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for additional information on the Company’s loss reserving process including risk-management activities.

Summary of Loss and LAE Reserves and Recoveries

The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidated VIEs, which are included in the Company’s consolidated balance sheets as of June 30, 2017 and December 31, 2016 are presented in the following table:

	As of June 30, 2017			As of December 31, 2016
In millions	Balance Sheet Line Item			Balance Sheet Line Item
	Insurance loss recoverable	Loan repurchase commitments	Loss and LAE reserves	Insurance loss recoverable	Loan repurchase commitments	Loss and LAE reserves
U.S. Public Finance Insurance	$191	$-	$255	$174	$-	$97

International and Structured Finance Insurance:
Before VIE eliminations	1,588	407	690	551	404	650
VIE eliminations	(1,296)	-	(231)	(221)	-	(206)

Total international and structured finance insurance	292	407	459	330	404	444

Total	$483	$407	$714	$504	$404	$541

Changes in Loss and LAE Reserves

The following table presents changes in the Company’s loss and LAE reserves for the six months ended June 30, 2017. Changes in loss reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in amount and timing of estimated claim payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of June 30, 2017, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 2.07%. LAE reserves are generally expected to be settled within a one-year period and are not discounted. As of June 30, 2017 and December 31, 2016, the Company’s gross loss and LAE reserves included $72 million and $60 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Six Months Ended June 30, 2017
Gross Loss and LAE Reserves as of December 31, 2016	Loss Payments for Cases with Reserves(1)	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other(2)	Gross Loss and LAE Reserves as of June 30, 2017
$541	$(820)	$4	$2	$269	$(27)	$12	$733	$714

(1) -	Includes payments made to satisfy the Zohar II Claim.

(2) -	Primarily changes in the amount to satisfy the Zohar II Claim.

The increase in the Company’s gross loss and LAE reserves reflected in the preceding table was primarily related to increases due to changes in assumptions on certain Puerto Rico exposures.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the six months ended June 30, 2017. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Six Months Ended June 30, 2017
In millions	Gross Reserve as of December 31, 2016	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Changes in LAE Recoveries	Other(1)	Gross Reserve as of June 30, 2017
Insurance loss recoverable	$504	$(49)	$5	$9	$(6)	$-	$20	$483
Recoveries on unpaid losses(2)	79	-	1	1	(19)	(5)	-	57

Total	$583	$(49)	$6	$10	$(25)	$(5)	$20	$540

(1) -	Primarily changes in amount and timing of collections.

(2) -	As of June 30, 2017 and December 31, 2016, excludes Puerto Rico recoveries, and as of December 31, 2016, the Zohar II recoveries, which have been netted against reserves.

The decrease in the Company’s insurance loss recoverable and recoveries on unpaid losses reflected in the preceding table was primarily due to a decrease in changes in assumptions on insured RMBS transactions.

Loss and LAE Activity

The Company’s financial guarantee insurance losses and LAE (excluding insured credit derivatives and consolidated VIEs), net of reinsurance for the three and six months ended June 30, 2017 and 2016 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
U.S. Public Finance Insurance Segment	$158	$9	$169	$18

International and Structured Finance Insurance Segment:
Second-lien RMBS	(18)	21	4	34
First-lien RMBS	18	35	75	61
CDOs	5	9	8	(22)
Other(1)	7	3	8	8

Losses and loss adjustment expense	$170	$77	$264	$99

(1) - Includes non-U.S.	public finance and other issues.

For the three months ended June 30, 2017, losses and LAE primarily related to increases in expected payments on certain Puerto Rico exposures.

For the six months ended June 30, 2017, losses and LAE primarily related to increases in expected payments on certain Puerto Rico exposures and insured RMBS transactions.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended June 30, 2017 and 2016, gross LAE related to remediating insured obligations were $15 million and $20 million, respectively. For the six months ended June 30, 2017 and 2016, gross LAE related to remediating insured obligations were $27 million and $28 million, respectively.

Surveillance Categories

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of June 30, 2017:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	95	5	1	325	426
Number of issues(1)	21	4	1	121	147
Remaining weighted average contract period (in years)	7.4	4.7	8.8	9.5	8.8
Gross insured contractual payments outstanding:(2)
Principal	$3,005	$14	$108	$6,505	$9,632
Interest	2,793	4	49	5,945	8,791

Total	$5,798	$18	$157	$12,450	$18,423

Gross Claim Liability(3)	$-	$-	$-	$922	$922
Less:
Gross Potential Recoveries	-	-	-	823	823
Discount, net(4)	-	-	-	(133)	(133)

Net claim liability (recoverable)	$-	$-	$-	$232	$232

Unearned premium revenue	$10	$-	$4	$82	$96

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	The gross claim liability with respect to Puerto Rico exposures are net of expected recoveries.

(4) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

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

The gross claim liabilities in the preceding tables represent the Company’s estimate of undiscounted probability-weighted estimated future claim payments. The gross claim liability with respect to Puerto Rico exposure as of June 30, 2017 and December 31, 2016, and the Zohar II exposure as of December 31, 2016, is net of expected recoveries. As of June 30, 2017, the gross claim liability primarily related to insured first-lien RMBS transactions as well as certain Puerto Rico exposures. As of December 31, 2016, the gross claim liability primarily related to insured first-lien RMBS transactions.

The gross potential recoveries represent the Company’s estimate of undiscounted probability-weighted recoveries of actual claim payments and recoveries of estimated future claim payments. Gross potential recoveries exclude certain amounts related to Puerto Rico exposure as of June 30, 2017 and December 31, 2016, and the Zohar II exposure as of December 31, 2016 that have been netted against the claim liability. As of June 30, 2017 and December 31, 2016, the gross potential recoveries principally related to certain Puerto Rico exposures and insured second-lien RMBS transactions. As of June 30, 2017, these potential recoveries exclude the recoveries of Zohar I and Zohar II that are included in “Loans receivable at fair value” which are presented in “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. The Company’s recoveries have been, and remain based on either salvage rights, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments, it is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected estimated future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of the claim liability for a given policy. The gross claim liability and gross potential recoveries reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company. As of June 30, 2017 and December 31, 2016, reinsurance recoverable on paid and unpaid losses was $8 million and $6 million, respectively, and was included in “Other assets” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments

Fair Value Measurement

Financial Assets

Financial assets held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically, the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company, along with its third-party portfolio manager, reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company and its third-party portfolio manager believe a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, its third-party portfolio manager will obtain a price from another third-party provider or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of June 30, 2017 or December 31, 2016. All challenges to third-party prices are reviewed by staff of the Company as well as its third-party portfolio manager with relevant expertise to ensure reasonableness of assumptions. A pricing analysis is reviewed and approved by the Company’s valuation committee.

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

Cash and Cash Equivalents, Receivable for Investments Sold, Payable for Investments Purchased, Accrued Investment Income and Interest Payable for Derivatives

The carrying amounts of cash and cash equivalents, receivable for investments sold, payable for investments purchased, accrued investment income and interest payable for derivatives approximate fair values due to the short-term nature and credit worthiness of these instruments. These items are categorized in Level 1 or Level 2 of the fair value hierarchy.

Loans Receivable at Fair Value

Loans receivable at fair value are comprised of loans held by consolidated VIEs consisting of residential mortgage and corporate loans. Fair values of residential mortgage loans are determined using quoted prices for MBS issued by the respective VIE and adjusted for the fair values of the financial guarantees provided by MBIA Corp. on the related MBS. Fair values of corporate loans are based on discounted cash flow methodologies. Fair values of loans receivable at fair value are determined using market prices adjusted for financial guarantees provided to VIE obligations and discounted cash flow techniques and are categorized in Level 3 of the fair value hierarchy.

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

Valuation Model Overview

For the six months ended June 30, 2017, the Company used an internally developed Direct Price Model to value insured CDS contracts that incorporate market prices or estimated prices of similar securities that are obtained for all collateral within a transaction, the present value of the market-implied potential losses, and nonperformance risk. The valuation of insured derivatives includes the impact of its credit standing. The insured credit derivatives are categorized in Level 3 of the fair value hierarchy based on unobservable inputs that are significant to the fair value measurement in its entirety.

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

Financial Guarantees

Gross Financial Guarantees—The fair value of gross financial guarantees is determined using discounted cash flow techniques based on inputs that include (i) assumptions of expected losses on financial guarantee policies where loss reserves have not been recognized, (ii) amount of losses expected on financial guarantee policies where loss reserves have been established, net of expected recoveries, (iii) the cost of capital reserves required to support the financial guarantee liability, (iv) operating expenses, and (v) discount rates which reflect the expected nonperformance risk and recovery rates of the Company.

The carrying value of the Company’s gross financial guarantees consists of unearned premium revenue and loss and LAE reserves, net of the insurance loss recoverable as reported on the Company’s consolidated balance sheets.

Ceded Financial Guarantees—The fair value of ceded financial guarantees is determined by applying the percentage ceded to reinsurers to the related fair value of the gross financial guarantees. The carrying value of ceded financial guarantees consists of prepaid reinsurance premiums and reinsurance recoverable on paid and unpaid losses as reported within “Other assets”, net of gross salvage payable to reinsurers as reported within “Other liabilities” on the Company’s consolidated balance sheets.

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

In millions	Fair Value as of June 30, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,690	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 40% (6%)
		Discounted cash flow	Multiples(1)
Loan repurchase commitments	407	Discounted cash flow	Recovery rates(2)
			Breach rates(2)
Liabilities of consolidated VIEs:
Variable interest entity notes	491	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 61% (30%)
Credit derivative liabilities, net:
CMBS and multi-sector CDO	80	Direct Price Model	Nonperformance risk	46% - 46% (46%)
Other derivative liabilities	4	Discounted cash flow	Cash flows	$0 - $49 ($25)(3)

(1) -	Unobservable inputs are not developed by the Company.

(2) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(3) -	Midpoint of cash flows are used for the weighted average.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Fair Value as of December 31, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$916	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 28% (3%)
		Discounted cash flow	Multiples(1)
Loan repurchase commitments	404	Discounted cash flow	Recovery rates(2)
			Breach rates(2)
Liabilities of consolidated VIEs:
Variable interest entity notes	476	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 54% (24%)
Credit derivative liabilities, net:
CMBS	62	BET Model	Recovery rates	25% - 40% (33%)
			Nonperformance risk	10% - 32% (32%)
			Weighted average life (in years)	1.1 - 1.5 (1.3)
			CMBS spreads	25% - 35% (30%)
Multi-sector CDO	2	Direct Price Model	Nonperformance risk	58% - 58% (58%)
Other derivative liabilities	20	Discounted cash flow	Cash flows	$0 - $83 ($42)(3)

(1) -	Unobservable inputs are not developed by the Company.

(2) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(3) -	Midpoint of cash flows are used for the weighted average.

Sensitivity of Significant Unobservable Inputs

The significant unobservable inputs used in the fair value measurement of the Company’s loans receivable at fair value of consolidated VIEs are the impact of the financial guarantee and multiples. The fair value of loans receivable are calculated by subtracting the value of the financial guarantee from the market value of VIE liabilities and by discounted cash flow methodologies. The value of a financial guarantee is estimated by the Company as the present value of expected cash payments under the policy. As expected cash payments provided by the Company under the insurance policy increase, there is a lower expected cash flow on the underlying loans receivable of the VIE. This results in a lower fair value of the loans receivable in relation to the obligations of the VIE. Multiples are external factors that are considered when determining the fair values of certain loans. Any increase or decrease in multiples would result in an increase or decrease in the fair value, respectively.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Effective in 2017, the Company used the Direct Price Model to value its commercial mortgage-backed securities (“CMBS”) and multi-sector CDO credit derivatives. The significant unobservable input used in the fair value measurement was nonperformance risk. The nonperformance risk is an assumption of MBIA Corp.’s own ability to pay and whether MBIA Corp. will have the necessary resources to pay the obligations as they come due. Any significant increase or decrease in MBIA Corp.’s nonperformance risk would result in a decrease or increase in the fair value of the derivative liabilities, respectively. Prior to 2017, the Company used the BET Model to value its CMBS credit derivatives. The significant unobservable inputs used in the fair value measurement of its CMBS credit derivatives were CMBS spreads, recovery rates, nonperformance risk and weighted average life. The CMBS spread is an indicator of credit risk of the collateral securities. The recovery rate represents the percentage of notional expected to be recovered after an asset defaults, indicating the severity of a potential loss. The nonperformance risk is an assumption of MBIA Corp.’s own ability to pay and whether MBIA Corp. will have the necessary resources to pay the obligations as they come due. Weighted average life is based on the Company’s estimate of when the principal of the underlying collateral of the CMBS structure will be repaid. A significant increase or decrease in CMBS spreads would result in an increase or decrease in the fair value of the derivative liability, respectively. A significant increase in weighted average life can result in an increase or decrease in the fair value of the derivative liability, depending on the discount rate and the timing of significant losses. Any significant increase or decrease in recovery rates, or MBIA Corp.’s nonperformance risk would result in a decrease or increase in the fair value of the derivative liabilities, respectively. CMBS spreads, recovery rates, nonperformance risk and weighted average lives are determined independently. Changes in one input will not necessarily have any impact on the other inputs.

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

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of June 30, 2017
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$916	$111	$-		$-	$1,027
State and municipal bonds	-	1,164	-		-	1,164
Foreign governments	-	11	-		-	11
Corporate obligations	88	1,326	-		-	1,414
Mortgage-backed securities:
Residential mortgage-backed agency	-	733	-		-	733
Residential mortgage-backed non-agency	-	51	-		-	51
Commercial mortgage-backed	-	25	7	(1)	-	32
Asset-backed securities:
Collateralized debt obligations	-	49	-		-	49
Other asset-backed	-	273	5	(1)	-	278

Total fixed-maturity investments	1,004	3,743	12		-	4,759
Money market securities	394	-	-		-	394
Perpetual debt and equity securities	29	9	-		-	38
Fixed-income fund	-	-	-		-	79	(2)
Cash and cash equivalents	143	-	-		-	143
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	3	-		-	3

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of June 30, 2017
Assets of consolidated VIEs:
Corporate obligations	-	22	-		-	22
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	145	-		-	145
Commercial mortgage-backed	-	46	3	(1)	-	49
Asset-backed securities:
Collateralized debt obligations	-	7	1	(1)	-	8
Other asset-backed	-	17	-		-	17
Cash	21	-	-		-	21
Loans receivable at fair value:
Residential loans receivable	-	-	815		-	815
Corporate loans receivable	-	-	875		-	875
Loan repurchase commitments	-	-	407		-	407
Derivative assets:
Currency derivatives	-	-	9	(1)	-	9

Total assets	$1,591	$3,992	$2,122		$-	$7,784

Liabilities:
Medium-term notes	$-	$-	$123	(1)	$-	$123
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	2	80		-	82
Non-insured derivatives:
Interest rate derivatives	-	207	-		-	207
Other	-	-	4		-	4
Other liabilities:
Warrants	-	17	-		-	17
Liabilities of consolidated VIEs:
Variable interest entity notes	-	770	491		-	1,261

Total liabilities	$-	$996	$698		$-	$1,694

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

(2) -	Investment that was measured at fair value by applying the net asset value per share practical expedient, and was required not to be classified in the fair value hierarchy.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2016
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$825	$112	$-		$-	$937
State and municipal bonds	-	1,440	-		-	1,440
Foreign governments	-	9	-		-	9
Corporate obligations	-	1,332	2	(1)	-	1,334
Mortgage-backed securities:
Residential mortgage-backed agency	-	868	-		-	868
Residential mortgage-backed non-agency	-	45	-		-	45
Commercial mortgage-backed	-	43	-		-	43
Asset-backed securities:
Collateralized debt obligations	-	7	15	(1)	-	22
Other asset-backed	-	257	44	(1)	-	301

Total fixed-maturity investments	825	4,113	61		-	4,999
Money market securities	521	-	-		-	521
Perpetual debt and equity securities	26	9	-		-	35
Fixed-income fund	-	-	-		-	75	(2)
Cash and cash equivalents	163	-	-		-	163
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	3	-		-	3

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

Level 3 assets at fair value as of June 30, 2017 and December 31, 2016 represented approximately 27% and 21%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of June 30, 2017 and December 31, 2016 represented approximately 41% and 37%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of June 30, 2017 and December 31, 2016:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of June 30, 2017	Carry Value Balance as of June 30, 2017
Assets:
Other investments	$-	$2	$-	$2	$2
Accrued investment income(1)	-	37	-	37	37
Receivable for investments sold(1)	-	3	-	3	3
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	894	894	890

Total assets	$-	$42	$894	$936	$932

Liabilities:
Long-term debt	$-	$1,055	$-	$1,055	$2,061
Medium-term notes	-	-	490	490	753
Investment agreements	-	-	471	471	365
Payable for investments purchased(2)	-	20	-	20	20
Interest payable for derivatives(2)	-	18	-	18	18
Liabilities of consolidated VIEs:
Variable interest entity notes	-	329	894	1,223	1,205

Total liabilities	$-	$1,422	$1,855	$3,277	$4,422

Financial Guarantees:
Gross	$-	$-	$2,376	$2,376	$1,092
Ceded	-	-	50	50	31

(1) - Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) - Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2016	Carry Value Balance as of December 31, 2016
Assets:
Other investments	$-	$2	$-	$2	$3
Accrued investment income(1)	-	40	-	40	40
Assets held for sale	-	306	-	306	306
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	876	876	890

Total assets	$-	$348	$876	$1,224	$1,239

Liabilities:
Long-term debt	$-	$1,030	$-	$1,030	$1,986
Medium-term notes	-	-	478	478	794
Investment agreements	-	-	508	508	399
Payable for investments purchased(2)	-	32	-	32	32
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	882	882	890

Total liabilities	$-	$1,062	$1,868	$2,930	$4,101

Financial Guarantees:
Gross	$-	$-	$2,638	$2,638	$995
Ceded	-	-	18	18	43

(1) -	Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2017 and 2016:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2017

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2017
Assets:
Commercial mortgage-backed	$-	$-	$-	$-	$-	$-	$-	$-	$-	$7	$-	$7	$-
Collateralized debt obligations	13	-	-	-	-	-	-	(5)	-	-	(8)	-	-
Other asset-backed	5	-	-	-	-	-	-	-	-	-	-	5	-
State and municipal bonds	1	-	-	-	-	-	-	-	-	-	(1)	-	-
Assets of consolidated VIEs:
Corporate obligations	6	-	-	-	-	-	-	(2)	-	-	(4)	-	-
Commercial mortgage-backed	-	-	-	-	-	-	-	-	-	3	-	3	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Other asset-backed	1	-	-	-	-	-	-	-	-	-	(1)	-	-
Loans receivable- residential	844	-	31	-	-	-	-	(60)	-	-	-	815	31
Loans receivable- corporate	872	-	29	-	-	-	-	(26)	-	-	-	875	29
Loan repurchase commitments	409	-	(2)	-	-	-	-	-	-	-	-	407	(2)
Currency derivatives, net	13	-	(2)	-	(2)	-	-	-	-	-	-	9	(4)

Total assets	$2,165	$-	$56	$-	$(2)	$-	$-	$(93)	$-	$10	$(14)	$2,122	$54

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2017
Liabilities:
Medium-term notes	$104	$-	$12	$-	$7	$-	$-	$-	$-	$-	$-	$123	$19
Credit derivatives, net	86	3	(6)	-	-	-	-	(3)	-	-	-	80	(6)
Other derivatives	20	-	18	-	-	-	-	(34)	-	-	-	4	18
Liabilities of consolidated VIEs:
VIE notes	491	-	18	-	-	-	-	(18)	-	-	-	491	18

Total liabilities	$701	$3	$42	$-	$7	$-	$-	$(55)	$-	$-	$-	$698	$49

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2016

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2016
Assets:
Foreign governments	$2	$-	$-	$-	$-	$5	$-	$-	$-	$-	$-	$7	$-
Corporate obligations	1	-	-	-	-	1	-	-	-	-	-	2	-
Collateralized debt obligations	26	-	-	17	-	-	-	(23)	-	-	-	20	-
Other asset-backed	39	-	-	2	-	-	-	-	-	-	-	41	-
State and municipal bonds	3	-	-	-	-	121	-	-	-	-	-	124	-
Assets of consolidated VIEs:
Corporate obligations	1	-	-	-	-	-	-	-	-	2	-	3	-
Residential mortgage-backed non-agency	-	-	-	-	-	-	-	-	-	1	-	1	-
Commercial mortgage-backed	2	-	-	-	-	-	-	-	-	-	-	2	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Other asset-backed	3	-	-	-	-	-	-	-	-	1	-	4	-
Loans receivable-residential	1,115	-	(16)	-	-	-	-	(54)	-	-	-	1,045	(16)
Loans receivable-corporate	253	-	1	-	-	-	-	-	(107)	-	-	147	1
Loan repurchase commitments	399	-	2	-	-	-	-	-	-	-	-	401	2
Currency derivatives, net	5	-	4	-	-	-	-	-	-	-	-	9	4

Total assets	$1,850	$-	$(9)	$19	$-	$127	$-	$(77)	$(107)	$4	$-	$1,807	$(9)

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2016
Liabilities:
Medium-term notes	$165	$-	$-	$-	$(4)	$-	$-	$-	$-	$-	$-	$161	$(4)
Credit derivatives, net	99	2	5	-	-	-	-	(2)	-	-	-	104	5
Other derivatives, net	19	-	2	-	-	-	-	-	-	-	-	21	2
Liabilities of consolidated VIEs:
VIE notes	1,176	-	(22)	-	-	-	-	-	(631)	-	-	523	(22)

Total liabilities	$1,459	$2	$(15)	$-	$(4)	$-	$-	$(2)	$(631)	$-	$-	$809	$(19)

(1) -	Transferred in and out at the end of the period.

For the three months ended June 30, 2017, transfers into Level 3 and out of Level 2 were related to CMBS, where inputs, which are significant to their valuation, became unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. CDOs and corporate obligations comprised the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. There were no transfers into or out of Level 1 for the three months ended June 30, 2017.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

For the three months ended June 30, 2016, transfers into Level 3 were principally related to corporate obligations, other asset-backed and RMBS non-agency, where inputs, which are significant to their valuation, became unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1 for the three months ended June 30, 2016.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2017 and 2016.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2017

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2017
Assets:
Corporate obligations	$2	$-	$-	$-	$-	$-	$-	$(1)	$-	$-	$(1)	$-	$-
Commercial mortgage-backed	-	-	-	-	-	-	-	-	-	7	-	7	-
Collateralized debt obligations	15	-	-	-	-	-	-	(7)	-	-	(8)	-	-
Other asset-backed	44	-	-	2	-	-	-	(41)	-	-	-	5	-
State and municipal bonds	-	-	-	-	-	-	-	-	-	1	(1)	-	-
Assets of consolidated VIEs:
Corporate obligations	-	-	-	-	-	-	-	(2)	-	6	(4)	-	-
Commercial mortgage-backed	-	-	-	-	-	-	-	-	-	3	-	3	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Other asset-backed	1	-	-	-	-	-	-	-	-	1	(2)	-	-
Loans receivable-residential	916	-	27	-	-	-	-	(128)	-	-	-	815	27
Loans receivable-corporate	150	-	32	-	-	719	-	(26)	-	-	-	875	32
Loan repurchase commitments	404	-	3	-	-	-	-	-	-	-	-	407	3
Currency derivatives, net	19	-	(5)	-	(5)	-	-	-	-	-	-	9	(10)

Total assets	$1,552	$-	$57	$2	$(5)	$719	$-	$(205)	$-	$18	$(16)	$2,122	$52

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2017
Liabilities:
Medium-term notes	$101	$-	$13	$-	$9	$-	$-	$-	$-	$-	$-	$123	$22
Credit derivatives, net	64	34	16	-	-	-	-	(34)	-	-	-	80	16
Other derivatives, net	20	-	18	-	-	-	-	(34)	-	-	-	4	18
Liabilities of consolidated VIEs:
VIE notes	476	-	52	-	-	-	-	(37)	-	-	-	491	52

Total liabilities	$661	$34	$99	$-	$9	$-	$-	$(105)	$-	$-	$-	$698	$108

(1) -	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2016

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2016
Assets:
Foreign governments	$2	$-	$-	$-	$-	$5	$-	$-	$-	$-	$-	$7	$-
Corporate obligations	7	-	-	-	-	-	-	-	-	-	(5)	2	-
Collateralized debt obligations	29	-	-	18	-	-	-	(27)	-	-	-	20	-
Other asset-backed	38	(1)	(1)	7	-	-	-	(2)	-	-	-	41	(1)
State and municipal bonds	41	-	-	-	-	121	-	(38)	-	-	-	124	-
Assets of consolidated VIEs:
Corporate obligations	11	-	(5)	-	-	-	-	-	-	2	(5)	3	-
Residential mortgage-backed non-agency	-	-	-	-	-	-	-	-	-	1	-	1	-
Commercial mortgage-backed	-	-	-	-	-	-	-	-	-	2	-	2	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Other asset-backed	6	-	(6)	-	-	-	-	-	-	4	-	4	-
Loans receivable-residential	1,185	-	(30)	-	-	-	-	(110)	-	-	-	1,045	(30)
Loans receivable-corporate	107	-	1	-	-	146	-	-	(107)	-	-	147	1
Loan repurchase commitments	396	-	5	-	-	-	-	-	-	-	-	401	5
Currency derivatives, net	11	-	(2)	-	-	-	-	-	-	-	-	9	(2)

Total assets	$1,834	$(1)	$(38)	$25	$-	$272	$-	$(177)	$(107)	$9	$(10)	$1,807	$(27)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2016
Liabilities:
Medium-term notes	$161	$-	$(4)	$-	$4	$-	$-	$-	$-	$-	$-	$161	$-
Credit derivatives, net	85	16	19	-	-	-	-	(16)	-	-	-	104	22
Other derivatives, net	18	-	3	-	-	-	-	-	-	-	-	21	3
Liabilities of consolidated VIEs:
VIE notes	1,267	-	(44)	-	-	9	-	(78)	(631)	-	-	523	(45)

Total liabilities	$1,531	$16	$(26)	$-	$4	$9	$-	$(94)	$(631)	$-	$-	$809	$(20)

(1) -	Transferred in and out at the end of the period.

For the six months ended June 30, 2017, transfers into Level 3 and out of Level 2 were principally related to CMBS and corporate obligations, where inputs, which are significant to their valuation, became unobservable during the period. CDOs, corporate obligations and other asset-backed securities comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

For the six months ended June 30, 2016, transfers into Level 3 were principally related to other asset-backed, corporate obligations and CMBS, where inputs, which are significant to their valuation, became unobservable during the period. Corporate obligations comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended June 30, 2017 and 2016 are reported on the Company’s consolidated statements of operations as follows:

In millions	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2017	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2016
Revenues:
Unrealized gains (losses) on insured derivatives	$6	$6	$(5)	$(5)
Realized gains (losses) and other settlements on insured derivatives	(3)	-	(2)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(37)	(37)	2	2
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	36	36	13	13

Total	$2	$5	$8	$10

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the six months ended June 30, 2017 and 2016 are reported on the Company’s consolidated statements of operations as follows:

In millions	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2017	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2016
Revenues:
Unrealized gains (losses) on insured derivatives	$(16)	$(16)	$(19)	$(22)
Realized gains (losses) and other settlements on insured derivatives	(34)	-	(16)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(40)	(40)	(4)	(4)
Net investment losses related to other-than-temporary impairments	-	-	(1)	-
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	-	-	7	19

Total	$(90)	$(56)	$(33)	$(7)

Fair Value Option

The Company elected to record at fair value certain financial instruments that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following table presents the changes in fair value included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 for financial instruments for which the fair value option was elected:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Investments carried at fair value(1)	$3	$3	$6	$6
Fixed-maturity securities held at fair value-VIE(2)	(5)	(13)	(14)	(97)
Loans receivable at fair value:
Residential mortgage loans(2)	(30)	(70)	(102)	(140)
Corporate loans(2)	4	-	7	-
Loan repurchase commitments(2)	(2)	2	4	5
Medium-term notes(1)	(19)	4	(22)	-
Variable interest entity notes (2)	(45)	71	(90)	238

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.

(2) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2017 and December 31, 2016 for loans and notes for which the fair value option was elected:

	As of June 30, 2017			As of December 31, 2016
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$828	$779	$49	$965	$894	$71
Residential mortgage loans (90 days or more past due)	162	36	126	143	22	121
Corporate loans (90 days or more past due)	875	875	-	150	150	-

Total loans receivable at fair value	1,865	1,690	175	1,258	1,066	192
Variable interest entity notes	3,065	1,261	1,804	2,449	1,351	1,098
Medium-term notes	171	123	48	158	101	57

Substantially all gains and losses included in earnings during the six months ended June 30, 2017 and 2016 on loans receivable and VIE notes reported in the preceding table are attributable to credit risk. This is primarily due to the high rate of defaults on loans and the collateral supporting the VIE notes, resulting in depressed pricing of the financial instruments.

Note 7: Investments

Investments, excluding those elected under the fair value option, include debt and equity securities classified as either AFS or HTM. Other AFS investments primarily comprise money market funds.

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and OTTI for AFS and HTM investments in the Company’s consolidated investment portfolio as of June 30, 2017 and December 31, 2016:

	June 30, 2017
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$991	$35	$(5)	$1,021	$-
State and municipal bonds	1,159	54	(51)	1,162	(43)
Foreign governments	10	1	-	11	-
Corporate obligations	1,399	27	(78)	1,348	(65)
Mortgage-backed securities:
Residential mortgage-backed agency	735	2	(10)	727	-
Residential mortgage-backed non-agency	55	2	(6)	51	(2)
Commercial mortgage-backed	30	-	-	30	-
Asset-backed securities:
Collateralized debt obligations	48	-	-	48	-
Other asset-backed	269	1	(1)	269	1

Total fixed-maturity investments	4,696	122	(151)	4,667	(109)
Money market securities	391	-	-	391	-
Perpetual debt and equity securities	3	-	-	3	-

Total AFS investments	$5,090	$122	$(151)	$5,061	$(109)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$890	$4	$-	$894	$-

Total HTM investments	$890	$4	$-	$894	$-

(1) -	Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

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

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of June 30, 2017. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$627	$613	$-	$-
Due after one year through five years	1,060	1,043	-	-
Due after five years through ten years	666	619	-	-
Due after ten years	1,206	1,267	890	894
Mortgage-backed and asset-backed	1,137	1,125	-	-

Total fixed-maturity investments	$4,696	$4,667	$890	$894

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of June 30, 2017 and December 31, 2016 was $10 million and $11 million, respectively. These deposits are required to comply with state insurance laws.

Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of June 30, 2017 and December 31, 2016, the fair value of securities pledged as collateral for these investment agreements approximated $387 million and $416 million, respectively. The Company’s collateral as of June 30, 2017 consisted principally of U.S. Treasury and government agency and state and municipal bonds, and was primarily held with major U.S. banks. Additionally, the Company pledged cash and money market securities as collateral under investment agreements of $6 million as of December 31, 2016.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$396	$(5)	$-	$-	$396	$(5)
State and municipal bonds	334	(51)	8	-	342	(51)
Foreign governments	2	-	-	-	2	-
Corporate obligations	392	(13)	53	(65)	445	(78)
Mortgage-backed securities:
Residential mortgage-backed agency	435	(7)	100	(3)	535	(10)
Residential mortgage-backed non-agency	1	-	27	(6)	28	(6)
Commercial mortgage-backed	2	-	9	-	11	-
Asset-backed securities:						-
Collateralized debt obligations	5	-	-	-	5	-
Other asset-backed	153	(1)	2	-	155	(1)

Total AFS investments	$1,720	$(77)	$199	$(74)	$1,919	$(151)

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$432	$(10)	$-	$-	$432	$(10)
State and municipal bonds	339	(13)	18	(2)	357	(15)
Foreign governments	5	-	-	-	5	-
Corporate obligations	534	(29)	52	(73)	586	(102)
Mortgage-backed securities:
Residential mortgage-backed agency	436	(9)	122	(3)	558	(12)
Residential mortgage-backed non-agency	1	-	29	(6)	30	(6)
Commercial mortgage-backed	6	-	15	-	21	-
Asset-backed securities:
Collateralized debt obligations	7	-	15	-	22	-
Other asset-backed	112	(1)	49	(2)	161	(3)

Total AFS investments	$1,872	$(62)	$300	$(86)	$2,172	$(148)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$-	$-	$876	$(14)	$876	$(14)

Total HTM investments	$-	$-	$876	$(14)	$876	$(14)

Gross unrealized losses on AFS investments increased as of June 30, 2017 compared with December 31, 2016 primarily due to unrealized losses on municipal bonds partially offset by a decrease in unrealized losses on corporate obligations due to tightening credit spreads and lower long-term interest rates. Gross unrealized losses on HTM investments decreased as of June 30, 2017 compared with December 31, 2016 primarily due to tightening credit spreads and lower long-term interest rates.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of June 30, 2017 and December 31, 2016 was 15 and 22 years, respectively. As of June 30, 2017 and December 31, 2016, there were 35 and 46 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 11 and 12 securities, respectively, were below book value by more than 5%.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of June 30, 2017:

	AFS Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	3	$3	$2
> 15% to 25%	4	30	24
> 25% to 50%	1	1	-
> 50%	3	102	37

Total	11	$136	$63

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of June 30, 2017 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

Other-Than-Temporary Impairments

The Company’s fixed-maturity securities for which fair value is less than amortized cost are reviewed quarterly in order to determine whether a credit loss exists. The portion of certain OTTI losses on fixed-maturity securities that does not represent credit losses is recognized in AOCI. Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the Company’s policy for OTTI and its determination of credit loss. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the OTTI losses was recognized in AOCI, and the corresponding changes in such amounts. The additional credit loss impairment for the three and six months ended June 30, 2017 was primarily related to municipal bonds for which a loss was recognized as the difference between their amortized cost and their estimated recovery values. This OTTI resulted from liquidity concerns, recent credit rating downgrades and other adverse financial conditions of the issuer.

In millions	Three Months Ended June 30,		Six Months Ended June 30,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2017	2016	2017	2016
Beginning balance	$31	$26	$29	$26
Additions for credit loss impairments recognized in the current period on securities not previously impaired	11	-	11	-
Additions for credit loss impairments recognized in the current period on securities previously impaired	-	-	2	-

Ending balance	$42	$26	$42	$26

The Company does not recognize OTTI on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of June 30, 2017 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (2)
Mortgage-backed:
MBIA(1)	$15	$(4)	$16
Corporate obligations:
MBIA(1)	9	-	-
Other:
MBIA(1)	7	-	-
Other	2	-	-

Total	$33	$(4)	$16

(1) -	Includes investments insured by MBIA Corp. and National.

(2) -	Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Sales of Available-for-Sale Investments

Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Proceeds from sales	$716	$656	$987	$937
Gross realized gains	$15	$26	$19	$37
Gross realized losses	$(3)	$(13)	$(4)	$(18)

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

Variable Interest Entities

VIEs consolidated by the Company have entered into derivative instruments consisting of cross currency swaps. Cross currency swaps are entered into to manage the variability in cash flows resulting from fluctuations in foreign currency rates.

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of June 30, 2017 and December 31, 2016. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s Investors Service, Inc. (“Moody’s”), S&P or MBIA.

$ in millions	As of June 30, 2017
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	2.6 Years	$-	$-	$115	$-	$186	$301	$(80)
Insured swaps	15.5 Years	-	129	1,967	848	20	2,964	(2)

Total notional		$-	$129	$2,082	$848	$206	$3,265

Total fair value		$-	$-	$-	$(1)	$(81)		$(82)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

$ in millions	As of December 31, 2016
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	3.8 Years	$-	$-	$115	$-	$473	$588	$(64)
Insured swaps	15.7 Years	-	137	2,146	732	20	3,035	(2)
Insured swaps — held for sale	14.3 Years	-	-	-	420	-	420	-

Total notional		$-	$137	$2,261	$1,152	$493	$4,043

Total fair value		$-	$-	$(1)	$(1)	$(64)		$(66)

Internal credit ratings assigned by MBIA on the underlying collateral are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future debt service payments that MBIA may be required to make under these guarantees as of June 30, 2017 is $332 million. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

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

Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of June 30, 2017, the Company did not hold or post cash collateral to derivative counterparties. As of December 31, 2016, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $1 million. All of the $1 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities. As of June 30, 2017 and December 31, 2016, the Company had securities with a fair value of $262 million and $276 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheets.

As of June 30, 2017 and December 31, 2016, the fair value on one Credit Support Annex (“CSA”) was $3 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of June 30, 2017 and December 31, 2016, the counterparty was rated A1 by Moody’s and A by S&P.

Financial Statement Presentation

The fair value of amounts recognized for eligible derivative contracts executed with the same counterparty under a master netting agreement, including any cash collateral that may have been received or posted by the Company, is presented on a net basis in accordance with accounting guidance for the offsetting of fair value amounts related to derivative instruments. Insured CDS and insured swaps are not subject to master netting agreements. VIE derivative assets and liabilities are not presented net of any master netting agreements. Counterparty netting of derivative assets and liabilities offsets balances in “Interest rate swaps”, when applicable.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of June 30, 2017:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$301	Other assets	$-	Derivative liabilities	$(80)
Insured swaps	2,964	Other assets	-	Derivative liabilities	(2)
Interest rate swaps	747	Other assets	3	Derivative liabilities	(207)
Interest rate swaps-embedded	406	Medium-term notes	2	Medium-term notes	(15)
Currency swaps-VIE	68	Other assets-VIE	9	Derivative liabilities-VIE	-
All other	49	Other assets	-	Derivative liabilities	(4)
All other-embedded	1	Other investments	-	Other investments	-

Total non-designated derivatives	$4,536		$14		$(308)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of December 31, 2016:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$588	Other assets	$-	Derivative liabilities	$(64)
Insured swaps	3,035	Other assets	-	Derivative liabilities	(2)
Insured swaps—held for sale	420	Assets held for sale	-	Liabilities held for sale	-
Interest rate swaps	1,062	Other assets	3	Derivative liabilities	(213)
Interest rate swaps-embedded	376	Medium-term notes	2	Medium-term notes	(17)
Currency swaps-VIE	71	Other assets-VIE	20	Derivative liabilities-VIE	-
All other	83	Other assets	-	Derivative liabilities	(20)
All other-VIE	35	Other assets-VIE	-	Derivative liabilities-VIE	-
All other-embedded	5	Other investments	-	Other investments	-

Total non-designated derivatives	$5,675		$25		$(316)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2017 and 2016:

In millions
Derivatives Not Designated as		Three Months Ended June 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2017	2016
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$6	$(6)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(3)	(2)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(9)	(35)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(3)	3
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(18)	(1)

Total		$(27)	$(41)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2017 and 2016:

In millions
Derivatives Not Designated as		Six Months Ended June 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2017	2016
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(16)	$(20)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(34)	(16)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(5)	(85)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	-	8
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(10)	(1)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(19)	(3)

Total		$(84)	$(117)

Note 9: Debt

The Company has disclosed its debt in “Note 10: Debt” in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The following debt discussion is an update and should be read in conjunction with the Company’s Annual Report on Form 10-K.

Other Borrowing Arrangements

MBIA Corp. Financing Facility

In connection with the Zohar II Claim in January of 2017, MBIA Corp. entered into the Facility. The initial outstanding principal amount of the Facility was $366 million, of which, $38 million of subordinated financing was provided by MBIA Inc. and eliminated in consolidation. As of June 30, 2017, the consolidated outstanding amount of the Facility was $315 million and included in “Variable interest entity notes” which is presented in “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Under the Facility, MBIA Inc. has agreed to provide an additional $50 million subordinated financing to MZ Funding, which MZ Funding would then lend to MBIA Corp., if needed by MBIA Insurance Corporation for liquidity purposes. The Facility is secured by a first priority security interest in all of MBIA Corp.’s right, title and interest in the recovery of its claims from the assets of Zohar I and Zohar II which include, among other things, loans made to, and equity interests in, companies purportedly controlled by the Zohar Sponsor and any claims that the Company may have against the Zohar Sponsor. MBIA Corp. was obligated to pay a commitment fee of $10 million for this facility. The Facility matures on January 20, 2020 and bears interest at 14% per annum. If funds received from MBIA Corp. under the Facility are insufficient to pay interest on interest payment dates, MZ Funding may elect to pay interest in kind, which increases the outstanding principal amount.

Note 10: Income Taxes

The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Income (loss) before income taxes	$(210)	$(55)	$(330)	$(156)
Provision (benefit) for income taxes	$1,019	$(28)	$971	$(51)
Effective tax rate	-485.2%	50.9%	-294.2%	32.7%

For the six months ended June 30, 2017, the Company’s effective tax rate applied to its loss before income taxes is less than the U.S. statutory tax rate primarily due to the establishment of a full valuation allowance against its net deferred tax asset. For the six months ended June 30, 2016, the Company’s effective tax rate applied to its loss before income taxes is less than the U.S. statutory effective tax rate primarily due to a foreign tax credit adjustment, partially offset by the fluctuation of the value of nontaxable warrants issued by the Company.

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

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of June 30, 2017 and December 31, 2016 are presented in the following table:

	As of
In millions	June 30, 2017	December 31, 2016
Deferred tax liabilities:
Unearned premium revenue	$140	$143
Deferral of cancellation of indebtedness income	34	46
Deferred acquisition costs	37	42
Net gains on financial instruments at fair value and foreign exchange	-	4
Partnership basis difference	29	36
Basis difference in foreign subsidiaries	2	64
Net deferred taxes on VIEs	14	-
Other	34	23

Total gross deferred tax liabilities	290	358

Deferred tax assets:
Compensation and employee benefits	17	19
Accrued interest	198	177
Loss and loss adjustment expense reserves	104	142
Net operating loss	976	929
Foreign tax credits	62	7
Net unrealized losses on insured derivatives	29	29
Net losses on financial instruments at fair value and foreign exchange	23	-
Net unrealized losses in accumulated other comprehensive income	12	6
Alternative minimum tax credit carryforward	26	26

Total gross deferred tax assets	1,447	1,335

Valuation allowance	1,157	7

Net deferred tax asset	$-	$970

During the three months ended June 30, 2017, S&P downgraded the financial strength rating of National, which led the Company to cease its efforts to actively pursue writing new financial guarantee business. In addition to National’s cessation of new business activity, there was an increase in loss and LAE due to changes in assumptions on certain Puerto Rico credits. As a result of the increase in loss and LAE, the Company has a three-year cumulative loss, which is considered significant negative evidence in the assessment of its ability to use its deferred tax assets. In addition, the Company considered all available positive and negative evidence as required by GAAP, to estimate if sufficient taxable income will be generated to use its deferred tax assets. After considering all positive and negative evidence, including the Company’s inability to objectively identify and forecast future sources of taxable income, the Company concluded that, at this time, it does not have sufficient positive evidence to support its ability to use its deferred tax assets before they expire. Accordingly, the Company recorded a full valuation allowance against its net deferred tax asset of $1.2 billion, of which $1.1 billion was recorded in the three months ended June 30, 2017. Also, the Company recorded $55 million against its net deferred asset in the three months ended March 31, 2017, related to foreign tax credits that were generated as a result of the sale of MBIA UK. The Company will continue to analyze the valuation allowance on a quarterly basis.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Income Taxes (continued)

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in unrecognized tax benefits (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of June 30, 2017 and December 31, 2016, the Company had no UTB.

Federal income tax returns through 2011 have been examined or surveyed.

As of June 30, 2017, the Company’s net operating loss (“NOL”) is approximately $2.8 billion. The NOL will expire between tax years 2030 through 2037. As of June 30, 2017, the Company has a foreign tax credit carryforward of $62 million, which will expire between tax years 2019 through 2027. As of June 30, 2017, the Company has an alternative minimum tax credit carryforward of $26  million, which does not expire.

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

On June 26, 2017, S&P downgraded the financial strength rating of National from AA- with a stable outlook to A with a stable outlook. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information about National’s financial strength ratings downgrade.

Corporate

The Company’s corporate segment consists of general corporate activities, including providing general support services to MBIA Inc.’s subsidiaries as well as asset and capital management. General support services are provided by the Company’s service company, MBIA Services Corporation, and include, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. Capital management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiaries, MBIA Global Funding, LLC (“GFL”) and MBIA Investment Management Corp. (“IMC”). MBIA Inc. issued debt to finance the operations of the MBIA group. GFL raised funds through the issuance of MTNs with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. The Company has ceased issuing these MTNs and investment agreements and the outstanding liability balances and corresponding asset balances have declined over time as liabilities mature, terminate or are retired. All of the debt within the corporate segment is managed collectively and is serviced by available liquidity.

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

MBIA Corp. insures non-U.S. public finance and global structured finance obligations, including asset-backed obligations. MBIA Corp. has insured sovereign-related and sub-sovereign bonds, utilities, privately issued bonds used for the financing of projects that include toll roads, bridges, airports, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, and leases for equipment, aircraft and real estate property. MBIA Corp. has also written policies guaranteeing obligations under certain other derivative contracts, including termination payments that may become due upon certain insolvency or payment defaults of the financial guarantor or the issuer. The Company is no longer insuring new credit derivative contracts except for transactions related to the restructuring or reduction of existing derivative exposure. MBIA Corp. has not written any meaningful amount of business since 2008.

Segments Results

The following tables provide the Company’s segment results for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$62	$8	$17	$-		$87
Net change in fair value of insured derivatives	-	-	3	-		3
Net gains (losses) on financial instruments at fair value and foreign exchange	14	(55)	(20)	-		(61)
Net investment losses related to other-than-temporary impairments	(11)	-	-	-		(11)
Other net realized gains (losses)	-	(1)	35	-		34
Revenues of consolidated VIEs	-	-	20	-		20
Inter-segment revenues(2)	5	15	11	(31)		-

Total revenues	70	(33)	66	(31)		72
Losses and loss adjustment	158	-	12	-		170
Operating	16	14	10	-		40
Interest	-	22	28	-		50
Expenses of consolidated VIEs	-	-	22	-		22
Inter-segment expenses(2)	16	1	14	(31)		-

Total expenses	190	37	86	(31)		282

Income (loss) before income taxes	(120)	(70)	(20)	-		(210)
Provision (benefit) for income taxes	(43)	1,074	1,199	(1,211)		1,019

Net income (loss)	$(77)	$(1,144)	$(1,219)	$1,211		$(1,229)

Identifiable assets	$5,074	$1,233	$5,313	$(1,853)	(3)	$9,767

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances and repurchase agreements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

	Three Months Ended June 30, 2016
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$82	$6	$23	$-		$111
Net change in fair value of insured derivatives	-	-	(8)	-		(8)
Net gains (losses) on financial instruments at fair value and foreign exchange	25	(19)	8	-		14
Net gains (losses) on extinguishment of debt	-	3	-	-		3
Other net realized gains (losses)	-	(1)	1	-		-
Revenues of consolidated VIEs	-	-	(2)	-		(2)
Inter-segment revenues(2)	4	12	11	(27)		-

Total revenues	111	1	33	(27)		118
Losses and loss adjustment	9	-	68	-		77
Operating	11	14	15	-		40
Interest	-	24	25	-		49
Expenses of consolidated VIEs	-	-	7	-		7
Inter-segment expenses(2)	16	1	11	(28)		-

Total expenses	36	39	126	(28)		173

Income (loss) before income taxes	75	(38)	(93)	1		(55)
Provision (benefit) for income taxes	25	(18)	(32)	(3)		(28)

Net income (loss)	$50	$(20)	$(61)	$4		$(27)

Identifiable assets	$5,477	$2,412	$7,017	$(2,842)	(3)	$12,064

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany deferred income taxes, reinsurance balances and repurchase agreements.

The following tables provide the Company’s segment results for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$130	$16	$44	$-		$190
Net change in fair value of insured derivatives	-	-	(50)	-		(50)
Net gains (losses) on financial instruments at fair value and foreign exchange	18	(39)	(23)	-		(44)
Net investment losses related to other-than-temporary impairments	(13)	-	-	-		(13)
Net gains (losses) on extinguishment of debt	-	8	-	-		8
Other net realized gains (losses)	-	(2)	39	-		37
Revenues of consolidated VIEs	-	-	21	-		21
Inter-segment revenues(2)	10	31	20	(61)		-

Total revenues	145	14	51	(61)		149
Losses and loss adjustment	169	-	95	-		264
Operating	26	32	18	-		76
Interest	-	44	54	-		98
Expenses of consolidated VIEs	-	-	41	-		41
Inter-segment expenses(2)	31	2	28	(61)		-

Total expenses	226	78	236	(61)		479

Income (loss) before income taxes	(81)	(64)	(185)	-		(330)
Provision (benefit) for income taxes	(31)	1,070	1,142	(1,210)		971

Net income (loss)	$(50)	$(1,134)	$(1,327)	$1,210		$(1,301)

Identifiable assets	$5,074	$1,233	$5,313	$(1,853)	(3)	$9,767

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists of intercompany reinsurance balances and repurchase agreements.

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

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Total premiums earned:
United States	$35	$58	$76	$117
United Kingdom	1	7	1	14
Europe (excluding United Kingdom)	-	2	1	3
Internationally diversified	1	-	1	-
Other Americas	5	7	12	14
Asia	-	-	-	1
Other	1	1	2	2

Total	$43	$75	$93	$151

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

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except per share amounts	2017	2016	2017	2016
Basic earnings per share:
Net income (loss) available to common shareholders	$(1,229)	$(27)	$(1,301)	$(105)

Basic weighted average shares (1)	125.7	132.7	128.5	134.2
Net income (loss) per basic common share:	$(9.78)	$(0.20)	$(10.13)	$(0.78)

Diluted earnings per share:
Net income (loss) available to common shareholders	$(1,229)	$(27)	$(1,301)	$(105)

Diluted weighted average shares	125.7	132.7	128.5	134.2
Net income (loss) per diluted common share:	$(9.78)	$(0.20)	$(10.13)	$(0.78)

Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	14.8	16.1	14.8	16.1

(1) -	Includes 0.3 million and 0.9 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three months ended June 30, 2017 and 2016, respectively. Includes 0.3 million and 0.8 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the six months ended June 30, 2017 and 2016, respectively.

Note 13: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the six months ended June 30, 2017:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Total
Balance, December 31, 2016	$6	$(134)	$(128)

Other comprehensive income (loss) before reclassifications	(30)	123	93	(1)
Amounts reclassified from AOCI	(4)	-	(4)

Total other comprehensive income (loss)	(34)	123	89

Balance, June 30, 2017	$(28)	$(11)	$(39)

(1) -	Includes items included in the Company’s loss calculation to adjust the carrying value of MBIA UK to its fair value less costs to sell for the year ended December 31, 2016. The sale was completed in January of 2017 and as such, these amounts included in AOCI were reversed and included in the Sale Transaction.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Accumulated Other Comprehensive Income (continued)

The following table presents the details of the reclassifications from AOCI for the three and six months ended June 30, 2017 and 2016:

In millions	Amounts Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components	2017	2016	2017	2016	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gains(losses)on sale of securities	$4	$(12)	$6	$(4)	Net gains (losses) on financial instruments at fair value and foreign exchange
OTTI	-	-	(2)	-	Net investment losses related to OTTI
Amortization on securities	(1)	(1)	(1)	(4)	Net investment income

	3	(13)	3	(8)	Income (loss) before income taxes
	(1)	(5)	(1)	(3)	Provision (benefit) for income taxes

Total reclassifications for the period	$4	$(8)	$4	$(5)	Net income (loss)

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

Litigation

MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.; Index No. 603751/2009 (N.Y. Sup. Ct., N.Y. County)

Expert discovery concluded in March of 2016. On March 31, 2017, the court granted in part and denied in part MBIA’s summary judgment motion. The parties have each filed cross-appeals from the court’s March 31, 2017 decision and order. Argument is scheduled for the September term of the Appellate Division of the Supreme Court, First Judicial Department.

MBIA Insurance Corp. v. J.P. Morgan Securities LLC (f/k/a Bear, Stearns & Co. Inc.); Index No. 64676/2012 (N.Y. Sup. Ct., County of Westchester)

On June 6, 2017, the parties filed a stipulation acknowledging that they had resolved the claims in the litigation and dismissing the action with prejudice.

Ambac Bond Insurance Coverage Cases, Coordinated Proceeding Case No. JCCP 4555 (Super. Ct. of Cal., County of San Francisco)

Following an appeal of the dismissal of the plaintiff’s anti-trust claim under California’s Cartwright Act, the California Court of Appeal reinstated those claims against the bond insurer defendants on February 18, 2016. On April 8, 2016, Judge Mary E. Wiss recused and disqualified herself from further proceedings in the matter. On April 14, 2016, Judge Curtis E. A. Karnow was assigned to sit as the Coordination Trial Judge. On June 24, 2016, the defendants, including the MBIA parties, filed their answers to the complaints. A discovery deadline is set for July 16, 2018 and a trial scheduled for October 1, 2018.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 14: Commitments and Contingencies (continued)

National Public Finance Guarantee Corporation v. Padilla, Civ. No. 16-cv-2101 (D.P.R. June 15, 2016) (Besosa, J.)

On June 15, 2016, National filed a complaint in federal court in Puerto Rico challenging the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act (Law 21-2016 or the “Moratorium Act”) as unconstitutional under the United States Constitution. On June 22, 2016, National filed a motion for partial summary judgment on its claim that the Moratorium Act is preempted by the federal Bankruptcy Code. On July 7, 2016, the Puerto Rico defendants filed a motion to stay the case pursuant to PROMESA, which was granted by the Court in August of 2016. The defendants filed their answer to the complaint on July 26, 2016. On November 15, 2016, the District Court denied National’s motion to lift the litigation stay granted pursuant to PROMESA and on January 30, 2017, the District Court denied National’s partial motion for a summary judgment without prejudice. On January 11, 2017, the U.S. Court of Appeals for the First Circuit affirmed the denial of a separate plaintiff’s motion to lift the PROMESA stay in a related action challenging the Moratorium Act. Accordingly, the case remained stayed through May 1, 2017, at which time the PROMESA stay expired. However, on May 3, 2017, Puerto Rico filed a Title III petition under PROMESA, thereby staying this dispute under Section 405(e) of PROMESA.

Assured Guaranty Corp. et al. v. Commonwealth of Puerto Rico et al., Case No. 3:17-cv-01578 (D.P.R. May 3, 2017) (Swain, J.)

On May 3, 2017, the Financial Oversight and Management Board filed a petition under Title III of PROMESA to adjust the debts of Puerto Rico. On the same day, National, together with Assured Guaranty Corp. and Assured Guaranty Municipal Corp., filed an adversary complaint in the case commenced by the Title III filing, alleging that the Fiscal Plan and the Fiscal Plan Compliance Act, signed into law by the Governor of Puerto Rico on April 29, 2017, violate PROMESA and the United States Constitution. On July 10, 2017, the defendants moved to dismiss the adversary complaint.

The Bank of New York Mellon v. Puerto Rico Sales Tax Financing Corporation, et al., Case No. 17-133-LTS (D.P.R. May 16, 2017) (Swain, J.)

On May 16, 2017, the Bank of New York Mellon, as trustee for The Puerto Rico Sales Tax Financing Corporation, filed an adversary complaint seeking an interpleader and declaratory relief relating to conflicting directions from multiple stakeholders regarding alleged events of default. On May 23, 2017, National filed a Motion to Intervene as a defendant in the adversary proceeding. On May 30, 2017, Judge Swain granted interpleader of the June 1, 2017 payment and stayed pending and future litigation against the Bank of New York Mellon related to the dispute. The case is now in discovery and motions for summary judgment are to be filed on September 15, 2017.

Assured Guaranty Corp. et al. v. Commonwealth of Puerto Rico et al., Case No. 17 BK 3567-LTS (D.P.R. June 3, 2017) (Swain, J.)

On May 22, 2017, the Financial Oversight and Management Board filed a petition under Title III of PROMESA to adjust the debts for the Puerto Rico Highways & Transportation Authority (“PRHTA”). On June 3, 2017, National, together with Assured Guaranty Corp. and Assured Guaranty Municipal Corp. and Financial Guaranty Insurance Company, filed an adversary complaint in the case commenced by the Title III filing, alleging that the Commonwealth and PRHTA are unlawfully diverting pledged special revenues from the payment of certain PRHTA bonds to the Commonwealth’s General Fund.

National Public Finance Guarantee Corp. et al. v. The Financial Oversight and Mgmt. Bd. et al., Case No. 3:17-cv-01882 (D.P.R. June 26, 2017) (Besosa, J.)

On June 26, 2017, National, together with Assured Guaranty Corp. and Assured Guaranty Municipal Corp., filed a complaint against the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), its chairman and certain of its members seeking declaratory, injunctive and mandamus relief requiring the Oversight Board to comply with certain of its obligations under PROMESA. On July 17, 2017, National, again joined by Assured Guaranty Corp. and Assured Guaranty Municipal Corp., filed an amended complaint against the Oversight Board, its chairman, and certain of its members in their official and individual capacities, seeking declaratory relief under PROMESA and asserting a claim for nominal damages against the individual defendants for tortious interference with the Puerto Rico Electric Power Authority (“PREPA”) Restructuring Support Agreement.

National Public Finance Guarantee Corp. et al. v. The Financial Oversight and Mgmt. Bd. et al., Case No. 17 BK-04780 (D.P.R. August 7, 2017)

On August 7, 2017, National, together with Assured Guaranty Corp. , Assured Guaranty Municipal Corp., f/k/a Financial Security Assurance Inc., National Public Finance Guarantee Corporation, the Ad Hoc Group of PREPA Bondholders, and Syncora Guarantee Inc. filed an adversary complaint under Title III of PROMESA against PREPA, Financial Oversight and Management Board for Puerto Rico, Puerto Rico Fiscal Agency and Financial Advisory Authority, et al to enforce Plaintiffs’ contractual interest and constitutional right to revenues that PREPA pledged to bondholders but has thus far refused to turn over. Plaintiffs seek a declaration that Defendants have violated sections 922(d) and 928(a) of the Bankruptcy Code, and that efforts to compel Defendants to apply such revenues to pay for debt service on the Bonds are not stayed as provided under section 922(d) of the Bankruptcy Code. Plaintiffs also seek a declaration that, pursuant to sections 922(d) and 928 of the Bankruptcy Code as incorporated into PROMESA, PREPA is only authorized to use Revenues to pay for current operating expenses in the current time period, not for future expenses that may be deferred to or payable at a later date. In addition to declaratory relief, Plaintiffs also seek injunctive relief prohibiting Defendants from taking or causing to be taken any action that would further violate sections 922(d) and 928(a) of the Bankruptcy Code and ordering Defendants to remit Revenues for the uninterrupted and timely payment of debt service on the Bonds in accordance with sections 922(d) and 928(a) of the Bankruptcy Code.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 14: Commitments and Contingencies (continued)

Lease Commitments

The Company has a lease agreement for its headquarters in Purchase, New York as well as other immaterial leases for offices in New York, New York and San Francisco, California. The Purchase, New York initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense has been recognized on a straight-line basis since the second quarter of 2014. As of June 30, 2017, total future minimum lease payments remaining on this lease were $37 million.

Note 15: Subsequent Events

Refer to “Note 14: Commitments and Contingencies” for information about legal proceedings that occurred after June 30, 2017.

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

On June 26, 2017, Standard & Poor’s Financial Services LLC (“S&P”) downgraded the rating of National from AA- with a stable outlook to A with a stable outlook. National’s ability to write new business and to compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by major rating agencies. At the current S&P rating it is difficult for National to compete with higher-rated competitors, therefore, at this time, we have ceased our efforts to actively pursue writing new financial guarantee business in our U.S. public finance insurance segment. National continues to focus on maximizing the economics of our existing insured portfolio through effective surveillance and remediation. Our corporate segment consists of general corporate activities, including providing general support services to MBIA’s other operating businesses and asset and capital management. MBIA Corp.’s primary objectives are to satisfy claims of its policyholders, and to maximize future recoveries, if any, for its senior lending and other surplus note holders and, thereafter, its preferred stock holders. MBIA Corp. is executing this strategy by reducing and mitigating potential losses on its insurance exposures and pursuing various actions focused on maximizing the collection of recoveries. We do not expect to write new business in our international and structured finance insurance segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except per share amounts and policies	2017	2016	2017	2016
Net income (loss)	$(1,229)	$(27)	$(1,301)	$(105)
Net income (loss) per diluted share	$(9.78)	$(0.20)	$(10.13)	$(0.78)
Combined operating income (1)	$(139)	$15	$(130)	$31
Combined operating income per diluted share(1)	$(1.09)	$0.12	$(1.02)	$0.24
Gross par exposure insured	$409	$209	$662	$367
Number of policies written	65	29	109	51
Cost of shares repurchased	$35	$12	$75	$105

(1) -	Combined operating income (loss) and combined operating income (loss) per diluted share are non-GAAP measures. Refer to the following “Results of Operations” section for a discussion of operating income (loss) and operating income (loss) per diluted share and a reconciliation of GAAP net income to operating income (loss) and GAAP net income per diluted share to operating income (loss) per diluted share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

In millions except per share amounts	As of June 30, 2017	As of December 31, 2016
Shareholders’ equity of MBIA Inc.	$1,944	$3,227
Book value per share	15.45	23.87
Adjusted book value per share(1)	26.26	31.88

(1) -	Adjusted book value per share is a non-GAAP measure. Refer to the following “Results of Operations” section for a discussion of adjusted book value and a reconciliation of GAAP book value per share to adjusted book value per share.

Six Months Ended June 30, 2017 Key Events

•

On June 26, 2017, S&P downgraded the financial strength rating of National from AA- with a stable outlook to A with a stable outlook. As a result of this downgrade, at this time, National has ceased its efforts to actively pursue writing new insurance policies and initiated cost savings measures by reducing our headcount by approximately 20%. Operating expenses in the second quarter of 2017 include $8 million of costs associated with the headcount reduction. Refer to the “U.S. Public Finance Insurance” section for additional information on the U.S. public finance insurance business.

•

During the three months ended June 30, 2017, we recorded a tax expense of $1.1 billion to establish a full valuation allowance against our net deferred tax asset. The full valuation allowance resulted from our conclusion that, at this time, we do not have sufficient positive evidence required by accounting principles generally accepted in the United States of America (“GAAP”) to support our ability to use our net deferred tax asset before it expires. Refer to the following “Taxes” section and “Note 10: Income Taxes” in the Notes to Consolidated Financial Statements for further information about this valuation allowance on our net deferred tax asset. Notwithstanding the establishment of the valuation allowance on our net deferred tax asset, the Company believes that it may be able to use most or all of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National and potential future sources of taxable income to be identified by the Company. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future.

•

Completed the sale of MBIA UK and secured financing which enabled MBIA Corp. to satisfy a claim of $770 million on an insurance policy insuring certain notes issued by Zohar II 2005-1, Limited (“Zohar II”). Refer to the following “Results of Operations” and “Liquidity” sections for a further discussion of the sale of MBIA UK and the financing facility.

•

On January 1, 2017 and July 1, 2017, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $242 million as a result. As of June 30, 2017, National had $3.5 billion of gross insured par outstanding ($4.0 billion of gross insured par outstanding when including accreted interest on insured capital appreciation bonds (“CABs”)) related to Puerto Rico. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

Economic and Financial Market Trends

The U.S. economy continued to improve during the second quarter of 2017. The labor market strengthened and economic activity has been increasing moderately. In addition, U.S. home prices across the country have maintained a positive trajectory over the past twelve months.

The Federal Open Market Committee (“FOMC”) increased the target range for the federal funds rate by a quarter point in June of 2017, representing the third interest rate hike since December of 2016. The FOMC stated that it will continue to monitor economic conditions relative to its objectives of maximum employment and 2% inflation as they work to a path towards a relatively gradual normalization of rates. We expect Congress to focus on tax reform which will most likely be dependent on the current challenges facing health care reform. Congress will also maintain an emphasis on a reduction in regulation and an increase in infrastructure spending throughout the remainder of 2017.

Economic and financial market trends could impact MBIA’s business outlook and its financial results. Many states and municipalities have experienced growing tax collections that resulted from increased economic activity and higher assessed property valuations. The economic improvement at the state and local level strengthens the credit quality of the issuers of our insured municipal bonds, improves the performance of our insured U.S. public finance portfolio and could reduce the amount of National’s incurred losses. In addition, higher projected interest rates could yield increased returns on our Company’s investment portfolio. A decrease in oil prices could have a positive impact on certain sales taxes to the extent consumer spending increases as a result. However, some states and municipalities will experience a decrease in revenues where their economies are reliant on the oil and gas industries.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except for share and per share amounts	2017	2016	2017	2016
Total revenues	$72	$118	$149	$150
Total expenses	282	173	479	306

Income (loss) before income taxes	(210)	(55)	(330)	(156)
Provision (benefit) for income taxes	1,019	(28)	971	(51)

Net income (loss)	$(1,229)	$(27)	$(1,301)	$(105)

Net income (loss) per common share:
Basic	$(9.78)	$(0.20)	$(10.13)	$(0.78)
Diluted	$(9.78)	$(0.20)	$(10.13)	$(0.78)
Weighted average number of common shares outstanding:
Basic	125,653,189	132,677,066	128,511,897	134,245,952
Diluted	125,653,189	132,677,066	128,511,897	134,245,952

Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

The decrease in consolidated total revenues was primarily due to foreign exchange losses on Euro denominated liabilities due to the weakening of the U.S. dollar, lower net premiums earned due to higher refunding activity in 2016 and run-off of the portfolio and unfavorable changes in the fair value of outstanding warrants issued on MBIA Inc. common stock, partially offset by a realized gain related to the settlement of litigation and favorable changes in our interest rate swaps due to decreased interest rates.

Consolidated total expenses for the three months ended June 30, 2017 and 2016 included $170 million and $77 million, respectively, of net insurance loss and LAE. This increase was principally due to losses incurred on certain Puerto Rico exposures, partially offset by increases in projected collections from excess spread within insured second-lien residential mortgage-backed securities (“RMBS”).

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016

Net premiums earned decreased for 2017 compared with 2016 primarily due to higher refunding activity in 2016. Total revenues for 2017 included a realized gain related to the settlement of litigation, a gain from the consolidation of a variable interest entity (“VIE”) and an increase in net investment income, partially offset by an increase in net investment losses related to other-than-temporary impairments (“OTTI”). The increase in OTTI related to several impaired securities for which a loss was recognized as the difference between their amortized cost and the net present value of their estimated recovery values. The increase in net investment income was primarily related to the accretion on certain Zohar II notes received in exchange for the sale of MBIA UK to Assured on January 10, 2017.

Consolidated total expenses for the six months ended June 30, 2017 and 2016 included $264 million and $99 million, respectively, of net insurance loss and LAE. This increase was principally due to losses incurred on certain Puerto Rico exposures, insured first-lien RMBS and collateralized debt obligation (“CDO”) transactions, partially offset by decreases in insured second-lien RMBS losses.

Provision (benefit) for income taxes

The provision (benefit) for income taxes increased for the three and six months ended June 30, 2017 compared with the same periods of 2016 primarily due to the establishment of a full valuation allowance against the Company’s net deferred tax asset. Refer to the following “Taxes” section and “Note 10: Income Taxes” in the Notes to Consolidated Financial Statements for further information about this valuation allowance on our net deferred tax asset.

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

Operating income (loss) and operating income (loss) per diluted common share include the combined after-tax results of our U.S. public finance insurance and corporate segments and remove the after-tax results of our international and structured finance insurance segment, which is not part of our ongoing business strategy.

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

•

Elimination of gains (losses) on the sale of investments, net investment losses related to OTTI and net gains (losses) on extinguishment of debt since the timing of these transactions are subject to management’s assessment of market opportunities and capital liquidity positions.

•	Elimination of the expense from the establishment of a full valuation allowance against the Company’s net deferred tax asset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our combined operating income (loss) and operating income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to operating income (loss) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
In millions except share and per share amounts	2017		2016		2017		2016
Net income (loss) and net income (loss) per diluted common share	$(1,229)		$(27)		$(1,301)		$(105)
Less: operating income adjustments:
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(20)		(92)		(185)		(148)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments(1)	(16)		(11)		16		(59)
Foreign exchange gains (losses)(1)	(32)		10		(39)		(18)
Net gains (losses) on sales of investments(1)	13		13		15		19
Net investment losses related to OTTI	(11)		-		(13)		(1)
Net gains (losses) on extinguishment of debt	-		3		8		5
Other net realized gains (losses)	(1)		(1)		(2)		(2)
Operating income adjustment to the (provision) benefit for income tax(2)	(1,023)		36		(971)		68

Operating income (loss)	$(139)		$15		$(130)		$31

Operating income (loss) per diluted common share	(1.09)	(3)	0.12	(4)	(1.02)	(3)	0.24	(5)

(1) -	Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(3) -	Operating income (loss) per diluted common share is calculated by taking operating income (loss) divided by the GAAP weighted average number of diluted common shares outstanding.

(4) -	Operating income (loss) per diluted common share is calculated by taking operating income (loss) divided by the weighted average number of diluted common shares outstanding, which includes GAAP diluted weighted average number of common shares of 132,677,066 and the dilutive effect of common stock equivalents of 402,186 shares.

(5) -	Operating income (loss) per diluted common share is calculated by taking operating income (loss) divided by the weighted average number of diluted common shares outstanding, which includes GAAP diluted weighted average number of common shares of 134,245,952 and the dilutive effect of common stock equivalents of 517,118 shares.

Adjusted Book Value

In addition to book value per share, we also analyze adjusted book value (“ABV”) per share, a non-GAAP measure. We consider ABV a measure of fundamental value of the Company and the change in ABV an important measure of financial performance. ABV adjusts GAAP book value to remove the legal entity book value of MBIA Corp., but includes all deferred taxes available to the Company. As of June 30, 2017, the Company established a full valuation allowance against its net deferred tax asset which reduced its book value per share. In addition, ABV adjusts for certain items which the Company believes will reverse from GAAP book value through GAAP earnings and other comprehensive income, as well as add in the impact of certain items which the Company believes will be realized in GAAP book value in future periods. The Company has limited such adjustments to those items that it deems to be important to fundamental value and performance and for which the likelihood and amount can be reasonably estimated. We have presented ABV to allow investors and analysts to evaluate the Company using the same measure that MBIA’s management regularly uses to measure financial performance and value. ABV is not a substitute for and should not be viewed in isolation of GAAP book value, and our definition of ABV may differ from that used by other companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of June 30, 2017, ABV per share was $26.26, a decrease from $31.88 as of December 31, 2016. The decrease in ABV per share was primarily driven by the establishment of a full valuation allowance on the Company’s net deferred tax asset and losses incurred on certain Puerto Rico exposures, partially offset by a decrease in common shares outstanding from the share repurchases made by the Company during the six months ended June 30, 2017. The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

In millions except share and per share amounts	As of June 30, 2017	As of December 31, 2016
Total shareholders’ equity of MBIA Inc.	$1,944	$3,227
Common shares outstanding	125,822,055	135,200,831
Book value per share	$15.45	$23.87
Reverse book value of the MBIA Corp. legal entity(1)	6.39	5.07

Book value after MBIA Corp. legal entity adjustment	21.84	28.94
Other book value adjustments:
Reverse net unrealized (gains) losses included in other comprehensive income (loss)	0.34	0.24
Add net unearned premium revenue(2)	4.08	4.31
Add tax effect on unrealized (gains) losses and unearned premium revenue (3)	-	(1.61)

Total other book value adjustments per share	4.42	2.94

Adjusted book value per share	$26.26	$31.88

(1) -	The book value of the MBIA Corp. legal entity does not provide significant economic or shareholder value to MBIA Inc.

(2) -	Consists of financial guarantee premiums, net of deferred acquisition costs. The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

(3) - As of June 30, 2017, ABV per share was adjusted by applying a zero effective tax rate to the book value adjustments.

U.S. Public Finance Insurance

Our U.S. public finance insurance business is primarily conducted through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of June 30, 2017, National had total insured gross par outstanding of $94.1 billion.

National’s ability to write new business and to compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by Kroll Bond Rating Agency (“Kroll”), S&P and Moody’s Investors Service, Inc. (“Moody’s”). On June 26, 2017, S&P downgraded the rating of National from AA- with a stable outlook to A with a stable outlook. S&P noted that the downgrade of National was based on its view that National has not gained wide market acceptance as demonstrated by its low new business volume. However, National continues to maintain AAA capital adequacy under the S&P model. At the current S&P rating, it is difficult for National to compete with higher-rated competitors, therefore, at this time, we have ceased our efforts to actively write new financial guarantee business in our U.S. public finance insurance segment.

As of June 30, 2017, National was also rated AA+ with a stable outlook by Kroll and A3 with a negative outlook by Moody’s. As a result of the actions by S&P, Kroll reviewed its rating of National and subsequent to June 30, 2017, Kroll affirmed its AA+ with stable outlook rating.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

National continues to surveil and remediate its existing insured portfolio and will proactively seek opportunities to enhance shareholder value using its strong financial resources, while protecting the interests of all of our policyholders. Overall our U.S. public finance insured portfolio continues to perform satisfactorily against a backdrop of relatively stable domestic economic activity. While a stable or growing economy will generally benefit the tax revenues and fees charged for essential municipal services which secure the credits in our insured bond portfolio, some state, local governments and territory obligors we insure remain under financial and budgetary stress. This could lead to defaults by such entities on the payment of their obligations and insurance losses or claim payments on a greater number of our insured transactions. In particular, Puerto Rico is experiencing significant fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalance, limited access to the capital markets, a stagnating local economy, net migration of people out of Puerto Rico and a high debt burden. Although Puerto Rico has tried to address its challenges through various fiscal policies, it continues to experience significant fiscal stress. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain.

The following table presents our U.S. public finance insurance segment results for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2017	2016	Change	2017	2016	Change
Net premiums earned	$38	$56	-32%	$79	$114	-31%
Net investment income	29	30	-3%	60	61	-2%
Fees and reimbursements	-	-	-%	1	1	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	14	25	-44%	18	34	-47%
Net investment losses related to other-than-temporary impairments	(11)	-	n/m	(13)	-	n/m

Total revenues	70	111	-37%	145	210	-31%

Losses and loss adjustment	158	9	n/m	169	18	n/m
Amortization of deferred acquisition costs	10	12	-17%	18	24	-25%
Operating	22	15	47%	39	30	30%

Total expenses	190	36	n/m	226	72	n/m

Income (loss) before income taxes	(120)	75	n/m	(81)	138	n/m
Provision (benefit) for income taxes	(43)	25	n/m	(31)	47	n/m

Net income (loss)	$(77)	$50	n/m	$(50)	$91	n/m

n/m - Percent change not meaningful.

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for the three months ended June 30, 2017 compared with the same period of 2016 resulted from decreases in refunded premiums earned of $12 million and scheduled premiums earned of $6 million. The decrease in net premiums earned for the six months ended June 30, 2017 compared with the same period of 2016 resulted from decreases in refunded premiums earned of $24 million and scheduled premiums earned of $11 million. Scheduled premium earnings declined due to the refunding and maturity of insured issues in prior periods. Refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of scheduled premiums that would have been earned in the current period.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable changes in net gains (losses) on financial instruments at fair value and foreign exchange for the three and six months ended June 30, 2017 compared with the same periods of 2016 were principally due to decreases in net realized gains from the sales of securities in order to generate liquidity for expected payments on certain Puerto Rico exposures.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to OTTI for the three and six months ended June 30, 2017 were primarily related to impaired securities for which losses were recognized as the difference between their amortized cost and their estimated recovery values. This OTTI resulted from liquidity concerns, recent credit rating downgrades and other adverse financial conditions of the issuer.

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

The following table presents information about our U.S. public finance insurance loss and LAE expenses for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2017	2016	Change	2017	2016	Change
Loss and LAE related to actual and expected payments (1)	$153	$10	n/m	$189	$29	n/m
Recoveries of actual and expected payments	7	-	n/m	(18)	(10)	80%

Gross losses incurred	160	10	n/m	171	19	n/m
Reinsurance	(2)	(1)	100%	(2)	(1)	100%

Losses and loss adjustment expenses	$158	$9	n/m	$169	$18	n/m

(1) -	Puerto Rico exposures are reflected net of expected recoveries on such payments.

n/m - Percent change not meaningful.

For the three and six months ended June 30, 2017 and 2016, losses and LAE primarily related to increases in expected payments on certain Puerto Rico exposures.

The following table presents information about our U.S. public finance insurance loss and LAE reserves and recoverables as of June 30, 2017 and December 31, 2016:

In millions	June 30, 2017	December 31, 2016	Percent Change
Assets:
Insurance loss recoverable	$191	$174	10%
Reinsurance recoverable on paid and unpaid losses (1)	3	1	n/m
Liabilities:
Gross loss and LAE reserves (2)	275	118	133%
Expected recoveries on unpaid losses	(20)	(21)	-5%

Loss and LAE reserves	$255	$97	n/m

Insurance loss recoverable - ceded (3)	$12	$12	-%

(1) -	Reported within “Other assets” on our consolidated balance sheets.

(2) -	Puerto Rico exposures are reflected net of expected recoveries on such reserves.

(3) -	Reported within “Other liabilities” on our consolidated balance sheets.

n/m - Percent change not meaningful.

Loss and LAE reserves as of June 30, 2017 increased compared with December 31, 2016 primarily as a result of increases in expected payments on certain Puerto Rico exposures. Insurance loss recoverable as of June 30, 2017 increased compared with December 31, 2016 primarily as a result of increases in expected recoveries related to claims paid on certain Puerto Rico exposures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for estimated future claims payments, which includes insured credits where a payment default has occurred and National has already paid a claim and insured credits where a payment default has not yet occurred. The following table includes LAE reserves as of June 30, 2017 and December 31, 2016 for one issue that had no expected future claim payments or par outstanding, but for which National was obligated to pay LAE incurred in prior periods. As of June 30, 2017 and December 31, 2016, loss and LAE reserves comprised the following:

$ in millions	Number of Issues (1)		Loss and LAE Reserve		Par Outstanding
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Gross of reinsurance:
Issues with defaults	5	5	$154	$75	$1,461	$1,519
Issues without defaults	6	6	101	22	2,114	1,446

Total gross of reinsurance	11	11	$255	$97	$3,575	$2,965

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and six months ended June 30, 2017 and 2016 are presented in the following table:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2017	2016		2017	2016
Gross expenses	$23	$16	44%	$41	$31	32%

Amortization of deferred acquisition costs	$10	$12	-17%	$18	$24	-25%
Operating	22	15	47%	39	30	30%

Total insurance operating expenses	$32	$27	19%	$57	$54	6%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses increased for the three and six months ended June 30, 2017 compared with the same periods of 2016 primarily due to severance related expenses associated with the headcount reduction.

Amortization of deferred acquisition costs decreased for the three and six months ended June 30, 2017 compared with the same periods of 2016 due to higher refunding activity in 2016. When an insured obligation refunds, we accelerate any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during the first half of 2017 or 2016.

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

The following table presents a reconciliation of GAAP net income (loss) to operating income (loss) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Net income (loss)	$(77)	$50	$(50)	$91
Less: operating income adjustments:
Mark-to-market gains (losses) on financial instruments(1)	2	-	4	-
Net gains (losses) on sales of investments(1)	12	24	14	30
Net investment losses related to OTTI	(11)	-	(13)	-
Operating income adjustment to the (provision) benefit for income tax(2)	(2)	(8)	(2)	(10)

Operating income (loss)	$(78)	$34	$(53)	$71

(1) -	Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

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

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of June 30, 2017 and December 31, 2016. CABs are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	June 30, 2017		December 31, 2016
Rating	Amount	%	Amount	%
AAA	$4,440	4.7%	$5,167	4.7%
AA	40,014	42.6%	49,466	44.8%
A	30,666	32.6%	34,544	31.3%
BBB	12,684	13.5%	15,120	13.7%
Below investment grade	6,245	6.6%	6,070	5.5%

Total	$94,049	100.0%	$110,367	100.0%

U.S. Public Finance Insurance Puerto Rico Exposures

The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of June 30, 2017.

In millions	Gross Par Outstanding	Gross Par Outstanding Plus CAB Accreted Interest	Debt Service Outstanding		National Internal Rating
Puerto Rico Electric Power Authority (PREPA)(1)	$1,250	$1,271	$1,789		d
Puerto Rico Commonwealth GO(1)	664	690	898		d
Puerto Rico Public Buildings Authority (PBA)(2)	190	190	281		d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)(1)	529	529	981		d
Puerto Rico Highway and Transportation Authority- Subordinated Transportation Revenue (PRHTA)	33	33	47		d
Puerto Rico Sales Tax Financing Corporation (COFINA) (1)	684	1,118	4,170		d
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)(1)	85	86	117		d
University of Puerto Rico System Revenue	84	84	122		d
Inter American University of Puerto Rico Inc.	25	25	33		a3

Total	$3,544	$4,026	$8,438	(3)

(1) - Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy.

(2) - Additionally secured by the guarantee of the Commonwealth of Puerto Rico.

(3) - National’s total insured debt service outstanding decreased by $247 million on July 1, 2017.

On June 30, 2016, the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), was signed into law by the President of the United States. PROMESA provides both for the creation of an independent oversight board (the “Oversight Board”) with powers relating to the development and implementation of a fiscal plan for Puerto Rico as well as a court-supervised process that allows Puerto Rico to restructure its debt if voluntary agreements cannot be reached with creditors through a collective action process.

In February of 2017, the Governor of Puerto Rico submitted his long-term fiscal plan to the Oversight Board, which closes the baseline budget deficit from the prior administration’s plan by $11.5 billion. The Governor also outlined fiscal measures that are expected to reduce the financing gap by $32.7 billion, and create a 10 year cash flow surplus of $11.6 billion, excluding the benefit of additional Medicaid funding under the Affordable Care Act (“ACA”). Including additional ACA funding, the plan would result in a $27.8 billion surplus prior to approximately $33.4 billion of debt service required over the same 10 year period.

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

On May 3, 2017, the Oversight Board certified and filed a bankruptcy-like petition under Title III of PROMESA for Puerto Rico with the District Court of Puerto Rico. Following the filing of this petition by the Oversight Board, National, together with Assured and Assured Guaranty Municipal Corp., filed an adversary complaint in the Title III proceeding alleging that the fiscal plan and the Fiscal Plan Compliance Act, as discussed below, violate PROMESA and the United States Constitution. Under a separate petition, the Oversight Board also commenced a Title III proceeding for COFINA on May 5, 2017.

Pursuant to PROMESA, the Title III cases were filed in the U.S. District Court for Puerto Rico, and motions have been filed to have the cases jointly administered for procedural purposes. The Oversight Board and creditors met for the first time in court in May of 2017 in San Juan before the judge assigned to the case to begin addressing the nearly $70 billion of debt amassed by Puerto Rico and its instrumentalities. Given the unprecedented legal disputes and the complexity of the issues expected, the judge has designated five federal judges to act as mediators in all of the Title III proceedings. These judges will attempt to facilitate voluntary mediation discussions.

Subsequent to the Commonwealth’s Title III filing, the Oversight Board also certified and filed voluntary petitions under Title III of PROMESA for several other municipalities, including PRHTA and PREPA on May 21, 2017 and July 2, 2017, respectively.

As a result of prior defaults, various stays and Title III proceedings, National paid gross claims in the aggregate amount of $91 million, $24 million and $173 million against GO bonds, PBA bonds and PRHTA bonds, relating to debt service due on July 1, 2017, January 1, 2017 and July 1, 2016, respectively. In addition, National paid claims in the aggregate amount of $127 million against PREPA bonds relating to debt service due on July 1, 2017, following the expiration of the Restructuring Support Agreement (“RSA”), as further discussed below, on June 29, 2017.

COFINA

In October of 2016, a group of GO bondholders, which had previously initiated litigation against Puerto Rico in July of 2016, moved to amend its complaint to add a challenge to Puerto Rico’s putative diversion of funds to the Puerto Rico Sales Tax Financing Corporation (“COFINA”). The plaintiff group contends that the funds being used to pay bonds issued by COFINA constitute “available resources” within the meaning of article VI, section 8 of the Puerto Rico Constitution, and therefore must be devoted to payment of principal and interest on Puerto Rico’s public debt before they may be used for other purposes. By failing to redirect such funds to pay GO bondholders, the plaintiff group claims that Puerto Rico is improperly diverting funds to COFINA bondholders. After being granted leave to amend, the plaintiffs filed their Second Amended Complaint in November of 2016. In February of 2017, the District Court held that the COFINA-related claims were not stayed under PROMESA, and further allowed the Oversight Board and several COFINA creditors to intervene in the litigation. Several parties appealed, and on April 4, 2017, the First Circuit reversed the district court, holding that the COFINA-related claims were an attempt to exercise control over alleged Puerto Rico property and therefore stayed under PROMESA. This matter is subject to the court ordered mediation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Certain creditors have sued COFINA’s Trustee, Bank of New York, for alleged breach of fiduciary duties in connection with the application of funds held by the trustee upon an event of default. As a result of these actions, Bank of New York filed an interpleader motion with the court overseeing COFINA’s Title III case, seeking relief from any potential liability brought by creditors and direction from the court as to control and application of approximately $400 million of funds held by the trustee. National has intervened in this matter. Given the complexity of the issues, the judge granted Bank of New York’s interpleader request upon ordering a freeze on disbursements to all bondholders and temporarily setting aside the funds until the dispute can be resolved between the parties. Under a scheduling order, discovery is underway and motions for summary judgment and opening briefs are due by September 15, 2017. Currently, National has exposure to COFINA debt of over $1.1 billion, including CAB accreted interest. As legal opinions from Puerto Rico justice secretaries and bond counsel have confirmed, National believes that the legal structure of COFINA is sound and that it maintains a valid statutory lien on the sales tax revenue stream backing the bonds. Notwithstanding the foregoing, until all legal challenges are resolved, there can be no assurance that the COFINA structure will be upheld and the sales tax revenue lien will be recognized.

PREPA

National’s largest exposure to Puerto Rico, by gross par outstanding, is to PREPA. On December 23, 2015, National, Assured Guaranty, and the ad hoc group of bondholders (representing approximately $3.0 billion, or 37.0% of the power revenue bonds, (collectively the “Supporting Creditors”)) entered into a RSA with the support of almost 70% of $8.4 billion of outstanding PREPA bonds, including approximately $1.2 billion of PREPA bonds insured by National. The RSA called for a newly formed bankruptcy remote special purpose entity (“SPE”) to issue securitized bonds including bonds that are equal in principal amount to the outstanding principal of the PREPA bonds insured by National and by other monoline insurers (“Mirror Bonds”). The Mirror Bonds were to bear interest at the same rate and would amortize on the same schedule as the existing insured legacy bonds in order to make payments on the insured legacy bonds. The RSA was supplemented and extended several times during subsequent periods and the Supporting Creditors made three separate bond purchases to assist with PREPA’s liquidity. National bought and currently owns $139 million of PREPA bonds.

On January 27, 2017, the newly created Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) announced that it would lead future negotiations on behalf of PREPA (and all Puerto Rico entities), and requested and received an extension of all RSA milestones to March 31, 2017. On April 5, 2017, the Governor, AAFAF and PREPA announced their collective intention to enter into a modified RSA with the supporting creditors, subject to final documentation, which was completed in April of 2017; the revised RSA was effective until June 29, 2017.

The revised RSA and related PREPA fiscal plan were submitted to the PROMESA Oversight Board; the Fiscal Plan was certified by the Board on April 28, 2017. Notwithstanding this certification of the Fiscal Plan and PREPA’s request to the Oversight Board that it certify the RSA for a Title VI proceeding under PROMESA and special treatment for the RSA under PROMESA, the Oversight Board rejected the RSA on June 28, 2017. The revised RSA was terminated by PREPA and PREPA requested certification of a Title III proceeding. The Oversight Board commenced a Title III proceeding for PREPA on July 2, 2017.

National filed a Complaint for Declaratory Judgement, Injunctive Relief and Writ of Mandamus in the United States District Court for the District of Puerto Rico on June 26, 2017 seeking to compel the Oversight Board to comply with PROMESA and certify the revised RSA. The matter was assigned to the United States District Court and the docket is No. 17-cv-1882(FAB). The complaint was subsequently amended and refiled to reflect the rejection of the revised RSA by the Oversight Board and seek nominal damages. Furthermore, National, along with the other Supporting Creditors, filed a motion on July 18, 2017 in the Title III proceeding to lift the PROMESA stay to seek to enforce their right to compel the appointment of an independent receiver in order to pursue increased rates and to oversee certain operations of PREPA. In a related matter, on August 7, 2017, National filed an Adversary Complaint in the U.S. District Court for the District of Puerto Rico seeking to compel PREPA to deposit pledged special revenues with the bond Trustee as required by the terms of the PREPA Trust Agreement, PROMESA and the U.S. Constitution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

PRHTA

On May 21, 2017, upon the expiration of the PROMESA stay, the Oversight Board commenced a Title III proceeding for PRHTA. On June 3, 2017, National, together with Assured and Assured Guaranty Municipal Corp., filed an adversary proceeding in the PRHTA’s Title III proceeding. The complaint seeks to enforce the special revenue protections of the Bankruptcy Code which are incorporated into PROMESA. These provisions ensure, among other things, that (i) current tax and toll revenues remain subject to a contractual lien and (ii) the automatic stay resulting from a filing of a Title III petition does not stay or limit application of these pledged special revenues to the repayment of PRHTA debt. PRHTA’s Title III bankruptcy judge is set to hear creditors’ arguments on these special revenue protections on August 8, 2017 in San Juan.

Additionally, on June 20, 2017, AAFAF informed Bank of New York, as fiscal agent for the PRHTA bonds, that due to the Title III proceeding, the funds in the debt service reserve account in AAFAF’s view were not property of the bondholders and that Bank of New York should not disburse these funds to bondholders for the July 1, 2017. The parties agreed that such funds would be held by the Bank of New York and disbursement of such funds would be addressed in the pending adversary proceeding.

Other

Other than Inter American University of Puerto Rico Inc., S&P, Fitch Ratings and/or Moody’s have downgraded the ratings of all Puerto Rico issuers to below investment grade with a negative outlook due to narrowing liquidity, sluggish economic growth and persistent structural deficits. Additionally, subsequent to the declaration of a state of emergency and suspension of debt service payments by the then Governor of Puerto Rico, S&P revised its rating for Puerto Rico, its GO, PREPA and PRHTA’s subordinated transportation revenue bonds, series 1998, state infrastructure bank, to “D” (default). On June 6, 2017, S&P further downgraded COFINA from “CC” to “D” based on court motions that directed the trustee to withhold scheduled monthly payments until property interest disputes have been resolved.

The following tables presents our scheduled gross debt service due on our Puerto Rico insured exposures for the six months ending December 31, 2017 and for each of the subsequent four years ending December 31 and thereafter:

In millions	Six Months Ending December 31, 2017	2018	2019	2020	2021	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$152	$120	$177	$115	$140	$1,085	$1,789
Puerto Rico Commonwealth GO	48	96	154	223	82	295	898
Puerto Rico Public Buildings Authority (PBA)	6	17	24	10	25	199	281
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	14	33	27	27	27	853	981
Puerto Rico Highway and Transportation Authority — Subordinated Transportation Revenue (PRHTA)	4	5	1	1	2	34	47
Puerto Rico Sales Tax Financing Corporation (COFINA)	-	-	-	-	-	4,170	4,170
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	19	5	16	16	4	57	117
University of Puerto Rico System Revenue	5	7	7	7	7	89	122
Inter American University of Puerto Rico Inc.	2	3	3	3	3	19	33

Total	$250	$286	$409	$402	$290	$6,801	$8,438

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the consolidated results of our corporate segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2017	2016	Change	2017	2016	Change
Net investment income	$10	$7	43%	$19	$15	27%
Fees	13	11	18%	28	24	17%
Net gains (losses) on financial instruments at fair value and foreign exchange	(55)	(19)	n/m	(39)	(103)	-62%
Net investment losses related to other-than-temporary impairments	-	-	-%	-	(1)	-100%
Net gains (losses) on extinguishment of debt	-	3	-100%	8	5	60%
Other net realized gains (losses)	(1)	(1)	-%	(2)	(2)	-%

Total revenues	(33)	1	n/m	14	(62)	-123%

Operating	15	15	-%	34	37	-8%
Interest	22	24	-8%	44	47	-6%

Total expenses	37	39	-5%	78	84	-7%

Income (loss) before income taxes	(70)	(38)	84%	(64)	(146)	-56%
Provision (benefit) for income taxes	1,074	(18)	n/m	1,070	(42)	n/m

Net income (loss)	$(1,144)	$(20)	n/m	$(1,134)	$(104)	n/m

n/m - Percent change not meaningful.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended June 30, 2017 compared with the same period of 2016 was primarily due to foreign exchange losses on Euro denominated liabilities from the weakening of the U.S. dollar during the second quarter of 2017 and unfavorable changes in the fair value of the outstanding warrants issued on MBIA Inc. common stock, partially offset by gains from mark-to-market changes of our interest rate swaps. The changes in the fair value of outstanding warrants were primarily attributable to an increase in the price of MBIA Inc.’s common stock and changes in volatility, which are used in the valuation of the warrants. The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the six months ended June 30, 2017 compared with the same period of 2016 was primarily due to gains from mark-to-market changes of our interest rate swaps and lower losses resulting from the sales of investments, partially offset by higher foreign exchange losses on Euro denominated liabilities from the weakening of the U.S. dollar during the first half of 2017.

OPERATING EXPENSES Operating expenses decreased for the six months ended June 30, 2017 compared with the same period of 2016 primarily due to a decrease in compensation expense.

PROVISION (BENEFIT) FOR INCOME TAXES The provision for income taxes for the three and six months ended June 30, 2017 was lower than the statutory rate of 35% primarily due to the establishment of a full valuation allowance against the Company’s net deferred tax asset. Refer to the following “Taxes” section and “Note 10: Income Taxes” in the Notes to Consolidated Financial Statements for further information about this valuation allowance on our net deferred tax asset.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents a reconciliation of GAAP net income (loss) to operating income (loss) for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Net income (loss)	$(1,144)	$(20)	$(1,134)	$(104)
Less: operating income adjustments:
Mark-to-market gains (losses) on financial instruments(1)	(18)	(11)	12	(59)
Foreign exchange gains (losses)(1)	(32)	10	(39)	(18)
Net gains (losses) on sales of investments(1)	1	(11)	1	(11)
Net investment losses related to OTTI	-	-	-	(1)
Net gains (losses) on extinguishment of debt	-	3	8	5
Other net realized gains (losses)	(1)	(1)	(2)	(2)
Operating income adjustment to the (provision) benefit for income tax(2)	(1,066)	9	(1,070)	22

Operating income (loss)	$(28)	$(19)	$(44)	$(40)

(1) -	Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our international and structured finance insurance segment results for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2017	2016	Change	2017	2016	Change
Net premiums earned	$10	$20	-50%	$22	$43	-49%
Net investment income	2	3	-33%	18	6	n/m
Fees and reimbursements	16	11	45%	24	23	4%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(3)	(2)	50%	(34)	(16)	113%
Unrealized gains (losses) on insured derivatives	6	(6)	n/m	(16)	(20)	-20%

Net change in fair value of insured derivatives	3	(8)	-138%	(50)	(36)	39%
Net gains (losses) on financial instruments at fair value and foreign exchange	(20)	8	n/m	(23)	14	n/m
Other net realized gains (losses)	35	1	n/m	39	1	n/m
Revenues of consolidated VIEs:
Net investment income	6	5	20%	12	20	-40%
Net gains (losses) on financial instruments at fair value and foreign exchange	14	(7)	n/m	(19)	(8)	138%
Other net realized gains (losses)	-	-	-%	28	-	n/m

Total revenues	66	33	100%	51	63	-19%

Losses and loss adjustment	12	68	-82%	95	81	17%
Amortization of deferred acquisition costs	12	12	-%	22	27	-19%
Operating	8	11	-27%	16	22	-27%
Interest	30	28	7%	59	57	4%
Expenses of consolidated VIEs:
Operating	3	3	-%	5	7	-29%
Interest	21	4	n/m	39	16	144%

Total expenses	86	126	-32%	236	210	12%

Income (loss) before income taxes	(20)	(93)	-78%	(185)	(147)	26%
Provision (benefit) for income taxes	1,199	(32)	n/m	1,142	(55)	n/m

Net income (loss)	$(1,219)	$(61)	n/m	$(1,327)	$(92)	n/m

n/m	- Percent change not meaningful.

As of June 30, 2017, MBIA Corp.’s total insured gross par outstanding was $17.4 billion. Since December 31, 2007, MBIA Corp.’s total insured gross par outstanding has decreased approximately 95% from $331.2 billion.

On January 20, 2017, MBIA Corp. was presented with and fully satisfied a claim of $770 million (the “Zohar II Claim”) on an insurance policy it had written insuring certain notes issued by Zohar II. In order to satisfy the claim, MBIA Corp. used approximately $60 million from its own resources and executed the following two related transactions: 1) MBIA UK Holdings sold its operating subsidiary, MBIA UK, and made a cash payment of $23 million, to Assured, in exchange for the receipt by MBIA UK Holdings of certain Zohar II notes owned by Assured, which had an aggregate outstanding principal amount of $347 million as of January 10, 2017, which notes were distributed as a dividend to MBIA Corp. upon consummation of the sale of MBIA UK; and 2) MBIA Corp. consummated a financing facility (the “Facility”) with affiliates of certain holders of 14% Fixed-to-Floating Rate Surplus Notes of MBIA Corp. (collectively, the “Senior Lenders”), and with MBIA Inc., pursuant to which the Senior Lenders provided $325 million of senior financing and MBIA Inc. provided $38 million of subordinated financing to MZ Funding LLC (“MZ Funding”), a newly formed wholly-owned subsidiary of the Company, which in turn lent the proceeds of such financing to MBIA Corp. Refer to “Liquidity” for additional information on the Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. In addition, we generate net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2017	2016	Change	2017	2016	Change
Net premiums earned:
U.S.	$2	$4	-50%	$5	$10	-50%
Non-U.S.	8	16	-50%	17	33	-48%

Total net premiums earned	$10	$20	-50%	$22	$43	-49%

VIEs (eliminated in consolidation)	$2	$2	-%	$4	$3	33%

Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Net premiums earned decreased for the three and six months ended June 30, 2017 compared with the same periods of 2016 primarily due to decreases in scheduled premiums earned due to the sale of MBIA UK on January 10, 2017 and from the maturity and early settlements of insured transactions with no writings of new insurance policies.

NET INVESTMENT INCOME The increase in net investment income for the six months ended June 30, 2017 compared with the same period of 2016 was primarily related to the accretion on certain Zohar II notes received in exchange for the sale of MBIA UK to Assured on January 10, 2017.

FEES AND REIMBURSEMENTS The increases in fees and reimbursements for the three and six months ended June 30, 2017 compared with the same periods of 2016 were primarily due to increases in termination and waiver and consent fees related to the ongoing management of our international and structured finance insurance business, partially offset by decreases in ceding commission income as a result of lower refunding activity. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES Realized losses on insured derivatives include payments made net of premiums and fees earned and salvage received. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and scheduled amortizations. For the three and six months ended June 30, 2017 and 2016, realized losses on insured derivatives primarily resulted from claim payments on a commercial mortgage-backed security (“CMBS”). For the three months ended June 30, 2017, unrealized gains on insured derivatives were principally due to favorable changes in spreads/prices on the underlying collateral. For the three months ended June 30, 2016, unrealized losses on insured derivatives were principally the result of the effects of favorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities. For the six months ended June 30, 2017 and 2016, unrealized losses were principally the result of the effects of favorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities. As of June 30, 2017 and December 31, 2016, the fair value of MBIA Corp.’s insured CDS liability was $80 million and $63 million, respectively. As of June 30, 2017, MBIA Corp. had $301 million of gross par outstanding on insured credit derivatives compared with $588 million as of December 31, 2016.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses on financial instruments and foreign exchange for the three and six months ended June 30, 2017 were primarily related to unfavorable mark-to-market fluctuations on financial instruments. The net gains on financial instruments at fair value and foreign exchange for the three and six months ended June 30, 2016 were primarily related to gains from foreign currency revaluation of Chilean Unidad de Fomento and Euro denominated premium receivables, partially offset by unfavorable mark-to-market fluctuations on financial instruments.

OTHER NET REALIZED GAINS (LOSSES) Other net realized gains (losses) for the three and six months ended June 30, 2017 were primarily related to the settlement of litigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

REVENUES OF CONSOLIDATED VIEs For the three months ended June 30, 2017, total revenues of consolidated VIEs were $20 million compared with a loss of $2 million for the same period of 2016. This increase was primarily due to mark-to-market gains on second-lien RMBS from changes in credit spreads and an increase in certain collateral on consolidated VIEs. For the six months ended June 30, 2017, total revenues of consolidated VIEs were $21 million compared with $12 million for the same period of 2016. This increase was primarily due to a gain from the consolidation of a VIE and an increase in the value of certain collateral on consolidated VIEs, partially offset by an increase in mark-to-market losses on certain consolidated VIEs and a decrease in net investment income due to the deconsolidation of VIEs. We elected to record at fair value certain instruments that are consolidated under accounting guidance for consolidation of VIEs, and as such, changes in fair value are reflected in earnings.

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

Summary of Financial Guarantee Insurance Losses and LAE

The following table presents information about our financial guarantee insurance losses and LAE recorded in accordance with GAAP for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2017	2016	Change	2017	2016	Change
Losses and LAE related to actual and expected payments(1)	$34	$52	-35%	$94	$59	59%
Recoveries of actual and expected payments	(22)	16	n/m	2	23	-91%

Gross losses incurred	12	68	-82%	96	82	17%
Reinsurance	-	-	-%	(1)	(1)	-%

Losses and loss adjustment expenses(2)	$12	$68	-82%	$95	$81	17%

(1) -	For the three and six months ended June 30, 2016, loss and LAE with respect to Zohar II are reflected net of expected recoveries on such payments.

(2) -	As a result of consolidation of VIEs, these amounts include the elimination of loss and LAE of $(7) million and $18 million for the three months ended June 30, 2017 and 2016, respectively, and $38 million and $43 million for the six months ended June 30, 2017 and 2016, respectively.

n/m -	Percent change not meaningful.

For the three months ended June 30, 2017, losses and LAE primarily related to increases in expected payments on insured RMBS transactions, partially offset by increases in projected collections from excess spread within insured second-lien RMBS securitizations.

For the six months ended June 30, 2017, losses and LAE primarily related to increases in expected payments on insured RMBS transactions.

For the three and six months ended June 30, 2016, losses and LAE primarily related to increases in expected payments on insured first-lien RMBS transactions and decreases in projected collections from excess spread within insured second-lien RMBS securitizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and reserves as of June 30, 2017 and December 31, 2016.

In millions	June 30, 2017	December 31, 2016	Percent Change
Assets:
Insurance loss recoverable	$292	$330	-12%	(1)
Reinsurance recoverable on paid and unpaid losses(2)	5	5	-%
Liabilities:
Gross loss and LAE reserves(3)	496	503	-1%
Expected recoveries on unpaid losses	(37)	(59)	-37%	(4)

Loss and LAE reserves	$459	$444	3%

(1) -	The change was primarily due to a decrease in projected collections of excess spread within insured second-lien RMBS.

(2) -	Reported within “Other assets” on our consolidated balance sheets.

(3) -	As of December 31, 2016, Zohar II is reflected net of expected recoveries on such reserves.

(4) -	The decrease was primarily related to first-lien RMBS transactions.

Payment of a claim in November of 2015 on MBIA Corp.’s policy insuring the class A-1 and A-2 notes issued by Zohar CDO 2003-1, Limited (“Zohar I”) and satisfying the Zohar II Claim entitles MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. In connection with the exercise of its rights and remedies, MBIA Corp. directed the trustee for Zohar I to commence an auction (the “Auction”) of all of the assets of Zohar I, which occurred on December 21, 2016. MBIA Corp. was the winning bidder in the Auction, and in connection therewith, acquired the beneficial ownership of the Zohar I assets, which include loans made to, and equity interests in, companies purportedly controlled by the sponsor and former collateral manager of Zohar I and Zohar II. As of June 30, 2017, the recoveries of Zohar I and Zohar II are included in “Loans receivable at fair value” which are presented in “Assets of consolidated variable interest entities” on our consolidated balance sheets. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a further discussion on the Zohar I and Zohar II recoveries.

Included in MBIA Corp.’s loss and LAE reserves are estimated future claims payments for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and for insured obligations where a payment default has not yet occurred. The following table includes LAE reserves as of June 30, 2017 and December 31, 2016 for one issue that had no expected future claim payments or par outstanding, but for which MBIA Corp. was obligated to pay LAE incurred in prior periods. As of June 30, 2017 and December 31, 2016, loss and LAE reserves comprised the following:

	Number of Issues (1)		Loss and LAE Reserve		Par Outstanding
$ in millions	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Gross of reinsurance: Issues with defaults	111	113	$454	$366	$2,921	$3,228
Issues without defaults	1	4	5	78	9	838

Total gross of reinsurance	112	117	$459	$444	$2,930	$4,066

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three and six months ended June 30, 2017 and 2016 are presented in the following table:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2017	2016		2017	2016
Gross expenses	$8	$11	-27%	$17	$23	-26%

Amortization of deferred acquisition costs	$12	$12	-%	$22	$27	-19%
Operating	8	11	-27%	16	22	-27%

Total insurance operating expenses	$20	$23	-13%	$38	$49	-22%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three and six months ended June 30, 2017 compared with the same periods of 2016 primarily due to decreases in compensation expense and consulting fees. Operating expenses decreased for the three and six months ended June 30, 2017 compared with the same periods of 2016 due to decreases in gross expenses.

The decrease in the amortization of deferred acquisition costs for the three and six months ended June 30, 2017 compared with the same periods of 2016 were due to higher refunding activity in 2016. We did not defer a material amount of policy acquisition costs during the first half of 2017 or 2016. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

INTEREST EXPENSE OF CONSOLIDATED VIEs For the three and six months ended June 30, 2017, total interest expense of consolidated VIEs increased compared with the same periods of 2016 primarily due to interest expense from the Facility. Refer to “Liquidity” for additional information on the Facility.

PROVISION (BENEFIT) FOR INCOME TAXES The provision for income taxes for the three and six months ended June 30, 2017 was lower than the statutory rate of 35% primarily due to the establishment of a full valuation allowance against the Company’s net deferred tax asset. Refer to the following “Taxes” section and “Note 10: Income Taxes” in the Notes to Consolidated Financial Statements for further information about this valuation allowance on our net deferred tax asset.

INSURED PORTFOLIO EXPOSURE The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of June 30, 2017 and December 31, 2016, 32% and 25%, respectively, of our international and structured finance insured portfolio, was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of June 30, 2017 and December 31, 2016. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of
Collateral Type	June 30, 2017	December 31, 2016	Percent Change
HELOC Second-lien	$1,151	$1,368	-16%
CES Second-lien	1,196	1,373	-13%
Alt-A First-lien(1)	1,139	1,318	-14%
Subprime First-lien	567	606	-6%
Prime First-lien	22	56	-61%

Total	$4,075	$4,721	-14%

(1) - Includes international exposure of $259 million and $349 million as of June 30, 2017 and December 31, 2016, respectively.

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

As of June 30, 2017 and December 31, 2016, MBIA Corp.’s CDO portfolio represented 8% of its total insured gross par outstanding. In addition to the below table, MBIA Corp. insures approximately $332 million in commercial real estate (“CRE”) loan pools, comprising both European and domestic assets. The distribution of our insured CDO and related instruments portfolio by collateral type is presented in the following table:

In millions	Gross Par Outstanding as of			Percent Change
Collateral Type	June 30, 2017		December 31, 2016
Multi-sector CDOs	$376	(1)	$401	-6%
High yield corporate CDOs	823		1,635	-50%
Structured CMBS pools	144		188	-23%
CRE CDOs	-		326	-100%

Total	$1,343		$2,550	-47%

(1) - Excludes $42 million of gross par outstanding where MBIA’s insured exposure has been fully offset by way of loss remediation transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance and International and Structured Finance Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The following table presents information about our reinsurance agreements as of June 30, 2017 for our U.S. public finance and international and structured finance insurance operations:

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable(1)
Assured Guaranty Re Ltd.	AA (Stable Outlook)	WR(2)	$1,776	$27	$1
Assured Guaranty Corp.	AA (Stable Outlook)	A3 (Stable Outlook)	1,174	-	7
Overseas Private	AA+	Aaa	264	-	-
Investment Corporation	(Stable Outlook)	(Stable Outlook)
Others	A- or above	A2 or above	98	3	-

Total			$3,312	$30	$8

(1) -	Total reinsurance recoverable is primarily recoverables on unpaid losses.
(2) -	Represents a withdrawal of ratings.

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

As of June 30, 2017, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $3.3 billion compared with $4.2 billion as of December 31, 2016. As of June 30, 2017, $2.7 billion of the ceded par outstanding was ceded from our U.S. public finance insurance segment and $604 million was ceded from our international and structured finance insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2017 and 2016 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Income (loss) before income taxes	$(210)	$(55)	$(330)	$(156)
Provision (benefit) for income taxes	$1,019	$(28)	$971	$(51)
Effective tax rate	-485.2%	50.9%	-294.2%	32.7%

For the six months ended June 30, 2017, our effective tax rate applied to our income (loss) before income taxes was lower than the U.S. statutory tax rate of 35% primarily due to the establishment of a full valuation allowance against its deferred tax asset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

During the three months ended June 30, 2017, S&P downgraded the financial strength rating of National, which led the Company to cease its efforts to actively pursue writing new financial guarantee business. In addition to National’s cessation of new business activity, there was an increase in loss and LAE due to changes in assumptions on certain Puerto Rico credits. As a result of the increase in loss and LAE, the Company has a three-year cumulative loss, which is considered significant negative evidence in the assessment of its ability to use its deferred tax assets. In addition, the Company considered all available positive and negative evidence as required by GAAP, to estimate if sufficient taxable income will be generated to use its deferred tax assets. After considering all positive and negative evidence, including the Company’s inability to objectively identify and forecast future sources of taxable income, the Company concluded that, at this time, it does not have sufficient positive evidence to support its ability to use its deferred tax assets before they expire. Accordingly, the Company recorded a full valuation allowance against its net deferred tax asset of $1.2 billion, of which $1.1 billion was recorded in the three months ended June 30, 2017. Also, the Company recorded $55 million against its net deferred asset in the three months ended March 31, 2017, related to foreign tax credits that were generated as a result of the sale of MBIA UK.

Notwithstanding the establishment of the valuation allowance on its net deferred tax asset, the Company believes that it may be able to use most or all of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National and potential future sources of taxable income to be identified by the Company. Accordingly, the Company will continue to re-evaluate its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future.

For the six months ended June 30, 2016, our effective tax rate applied to our income (loss) before income taxes was lower than the U.S. statutory rate of 35% primarily due to a foreign tax credit adjustment, partially offset by the fluctuation of the value of nontaxable warrants issued by the Company.

Refer to “Note 10: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, surplus notes issued by MBIA Corp., and the Facility issued by MZ Funding. Total capital resources were $3.7 billion and $4.7 billion as of June 30, 2017 and December 31, 2016, respectively. MBIA Inc. uses its capital resources to support the business activities of its subsidiaries. As of June 30, 2017, MBIA Inc.’s investments in subsidiaries totaled $3.6 billion.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

Equity securities

The Company and its subsidiaries’ share repurchases that were authorized under share repurchase programs, for the six months ended June 30, 2017 are presented in the following table:

In millions except per share amounts	Total Number of Shares Purchased	Average Price Paid Per Share
First Quarter of 2017	4.8	$8.31
Second Quarter of 2017	4.2	8.30

Total	9.0	8.31

On June 27, 2017, the Company’s Board of Directors approved a new share repurchase authorization for the Company or National to repurchase up to $250 million of the Company’s outstanding common shares. This new program replaced the approximately $13 million remaining under the Board’s February 23, 2016 authorization. Any repurchases by National under the new repurchase authorization will be subject to any required approvals.

Debt securities

During the six months ended June 30, 2017, we repurchased $42 million par value outstanding of GFL MTNs issued by our corporate segment at a weighted average cost of approximately 82% of par value.

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

National

Capital and Surplus

National reported total statutory capital of $3.3 billion as of June 30, 2017, compared with $3.5 billion as of December 31, 2016. As of June 30, 2017, statutory capital comprised $2.6 billion of policyholders’ surplus and $690 million of contingency reserves. National had a statutory net loss of $92 million for the six months ended June 30, 2017. As of June 30, 2017, National’s unassigned surplus was $2.0 billion.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Refer to the following “MBIA Insurance Corporation—Capital and Surplus” section for additional information about contingency reserves under New York Insurance Law (“NYIL”).

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

National had positive earned surplus as of June 30, 2017, which provides National with dividend capacity. We expect the as-of-right declared and paid dividend amounts from National to be limited to prior year net investment income.

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

National’s CPR and components thereto, as of June 30, 2017 and December 31, 2016 are presented in the following table:

	As of June 30,	As of December 31,
In millions	2017	2016
Policyholders’ surplus	$2,644	$2,731
Contingency reserves	690	745

Statutory capital	3,334	3,476
Unearned premiums	700	786
Present value of installment premiums (1)	174	187

Premium resources (2)	874	973
Net loss and LAE reserves (1)	142	(98)
Salvage reserves	257	256

Gross loss and LAE reserves	399	158

Total claims-paying resources	$4,607	$4,607

(1) - Calculated using a discount rate of 3.18% as of June 30, 2017 and December 31, 2016.

(2) - Includes financial guarantee and insured credit derivative related premiums.

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation reported total statutory capital of $548 million as of June 30, 2017 compared with $492 million as of December 31, 2016. As of June 30, 2017, statutory capital comprised $302 million of policyholders’ surplus and $246 million of contingency reserves. As of December 31, 2016, statutory capital comprised $238 million of policyholders’ surplus and $254 million of contingency reserves. For the six months ended June 30, 2017, MBIA Insurance Corporation had statutory net income of $203 million. MBIA Insurance Corporation’s policyholders’ surplus as of June 30, 2017 and December 31, 2016 included negative unassigned surplus of $1.7 billion and $1.8 billion, respectively. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred.

As of December 31, 2016, MBIA Insurance Corporation’s policyholders’ surplus was negatively impacted by $112 million, as it was not permitted to treat the portion of its investment in subsidiaries in excess of 60% of net admitted assets less the par value of common and preferred stock and liabilities as an admitted asset, as required under NYIL.

The $112 million reduction to policyholders’ surplus was reversed in 2017 to reflect the sale of MBIA UK. In addition, in 2017, MBIA Insurance Corporation released contingency reserves of approximately $20 million related to the maturity of the Zohar II notes, as well as, recorded income of $20 million related to the appreciation to the par value of certain Zohar II notes received as consideration. Therefore, in 2017, MBIA Insurance Corporation’s policyholders’ surplus increased approximately $152 million as a result of these transactions.

As of June 30, 2017, MBIA Insurance Corporation recognized estimated recoveries of $408 million, net of reinsurance on a statutory basis related to put-backs of ineligible mortgage loans in its insured transactions and $336 million related to excess spread recoveries on RMBS, net of reinsurance. These excess spread recoveries represented 61% of MBIA Insurance Corporation’s statutory capital as of June 30, 2017. In addition, MBIA Insurance Corporation has recorded recoveries related to CDOs. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

Under NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Reductions in the contingency reserve may be recognized based on excessive reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As a result of regulatory approved reductions, MBIA Insurance Corporation’s contingency reserves of $246 million as of June 30, 2017 represented reserves on 33 of the 267 outstanding credits insured by MBIA Insurance Corporation.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. As of June 30, 2017, MBIA Corp. met the required minimum surplus of $65 million. Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of June 30, 2017, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of June 30, 2017, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If MBIA Insurance Corporation is not in compliance with the above mentioned requirements, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.

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

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s 14% Fixed-to-Floating Rate Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of July 15, 2017, the most recent scheduled interest payment date, there was $570 million of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of June 30, 2017, MBIA Insurance Corporation had “free and divisible surplus,” of $11 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest. For additional information of the Company’s Surplus Notes, refer to “Capital Resources- MBIA Insurance Corporation” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

MBIA Corp.’s CPR and components thereto, as of June 30, 2017 and December 31, 2016 are presented in the following table:

	As of June 30,	As of December 31,
In millions	2017	2016
Policyholders’ surplus	$302	$238
Contingency reserves	246	254

Statutory capital	548	492
Unearned premiums	211	319
Present value of installment premiums (1) (4)	202	424

Premium resources (2)	413	743
Net loss and LAE reserves (1)	(908)	(207)
Salvage reserves (3)	1,538	917

Gross loss and LAE reserves	630	710

Total claims-paying resources	$1,591	$1,945

(1) - Calculated using a discount rate of 5.15% as of June 30, 2017 and December 31, 2016.

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

National Liquidity

The primary sources of cash available to National are:

•	principal and interest receipts on assets held in its investment portfolio; and

•	installment premiums.

The primary uses of cash by National are:

•	payments of operating expenses, taxes and funding share repurchases;

•	loss payments on insured transactions; and

•	payments of dividends.

As of June 30, 2017 and December 31, 2016, National held cash and investments of $4.2 billion, of which $689 million and $366 million, respectively, were highly liquid and comprised highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.

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

Corporate Liquidity

The primary sources of cash available to MBIA Inc. are:

•	dividends from subsidiaries;

•	releases under the tax sharing agreement, which are funded by subsidiaries;

•	available cash and liquid assets not subject to collateral posting requirements;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

•	principal and interest receipts on assets held in its investment portfolio; and

•	access to capital markets.

The primary uses of cash by MBIA Inc. are:

•	servicing outstanding unsecured corporate debt obligations and MTNs;

•	meeting collateral requirements under investment agreements and derivative arrangements;

•	payments related to interest rate swaps;

•	payments of operating expenses; and

•	funding share repurchases and debt buybacks.

As of June 30, 2017 and December 31, 2016, the liquidity positions of MBIA Inc. comprising cash and liquid assets for general corporate purposes, excluding the amounts held in escrow under its tax sharing agreement, were $287 million and $403 million, respectively.

Based on our projections of National’s and MBIA Corp.’s future earnings and losses, we expect that for the foreseeable future National will be the primary source of dividends and tax sharing agreement payments to MBIA Inc. There can be no assurance as to the amount and timing of any such future dividends or payments from the tax escrow account under the tax sharing agreement. Also, absent a special dividend subject to the approval of the NYSDFS, we expect the declared and paid dividend amounts from National to be limited to prior year net investment income. Refer to the “Capital Resources – Insurance Statutory Capital” section for additional information on payments of dividends. We do not expect MBIA Inc. to receive distributions from MBIA Corp. During the six months ended June 30, 2017, $94 million was released to MBIA Inc. under the MBIA group tax sharing agreement and related tax escrow account (“Tax Escrow Account”), representing National’s liability under the tax sharing agreement for the 2014 tax year. The release was pursuant to the terms of the tax sharing agreement following the expiration of National’s two-year net operating loss carry-back period under U.S. tax rules. As of June 30, 2017, $259 million had been deposited for the 2015 through 2017 tax years. Up to $130 million may be released from the Tax Escrow Account related to the 2015 tax year in 2018, subject to the terms and provisions of the Company’s tax sharing agreement. There can be no assurance that payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc. due to deductible or creditable tax attributes of those subsidiaries and/or the market value performance of the assets supporting the Tax Escrow Account.

Currently, the majority of the cash and securities of MBIA Inc. is pledged against investment agreement liabilities, the Asset Swap (simultaneous repurchase and reverse repurchase agreements) and derivatives, which limits its ability to raise liquidity through asset sales. If the market value or rating eligibility of the assets which are pledged against MBIA Inc.’s obligations were to decline, we would be required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. To mitigate these risks, we seek to maintain cash and liquidity resources that we believe will be sufficient to make all payments due on our obligations and to meet other financial requirements, such as posting collateral. Contingent liquidity resources include: (1) sales of invested assets exposed to credit spread stress risk, which may occur at losses; (2) termination and settlement of interest rate swap agreements; and (3) accessing the capital markets. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk.

MBIA Corp. Liquidity

The primary sources of cash available to MBIA Corp. are:

•	installment premiums and fees;

•	recoveries associated with loss payments; and

•	principal and interest receipts on assets held in its investment portfolio.

The primary uses of cash by MBIA Corp. are:

•	loss or commutation payments on insured transactions;

•	repayment of the Facility;

•	payments of operating expenses; and

•

payment of principal and interest related to its surplus notes, if and to the extent approved by the NYSDFS. Refer to “Capital Resources–Insurance Statutory Capital” for a discussion on the non-approval of requests to the NYSDFS to pay interest on its surplus notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

As of June 30, 2017 and December 31, 2016, MBIA Corp. held cash and investments of $240 million and $328 million, respectively, of which $115 million and $201 million, respectively, comprised cash and highly liquid assets that were immediately available to MBIA Insurance Corporation.

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

MBIA Corp. has recorded expected excess spread recoveries of $370 million as of June 30, 2017 associated with insured RMBS issues, including recoveries related to consolidated VIEs. MBIA Corp. has also recorded expected recoveries related to its claims against Credit Suisse for ineligible mortgage loans included in an MBIA Corp. insured RMBS transaction. In addition, MBIA Insurance Corporation has recorded recoveries related to CDOs. There can be no assurance that it will be successful or not be delayed in realizing these recoveries. During the six months ended June 30, 2017, MBIA Corp. collected $62 million of excess spread recoveries related to insured RMBS issues.

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

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Percent Change
In millions	2017	2016
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(440)	$65	n/m
Investing activities	457	2,254	-80%
Financing activities	(40)	(2,233)	-98%
Effect of exchange rate changes on cash and cash equivalents	-	(3)	-100%
Cash and cash equivalents—beginning of period	187	522	-64%

Cash and cash equivalents—end of period	$164	$605	-73%

n/m - Percent change not meaningful.

Operating activities

Net cash used by operating activities increased for the six months ended June 30, 2017 compared with the same period of 2016 primarily due to an increase in losses and LAE paid of $430 million and a decrease in investment income received of $55 million.

Investing activities

Net cash provided by investing activities decreased for the six months ended June 30, 2017 compared with the same period of 2016 primarily due to a decrease in net proceeds from sales, paydowns and maturities of held-to-maturity investments of consolidated VIEs of $1.8 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Financing activities

Net cash used by financing activities decreased for the six months ended June 30, 2017 compared with the same period of 2016 primarily due to a decrease in the principal paydowns of consolidated VIE notes of $1.9 billion related to the deconsolidation of VIEs in 2016 and proceeds received from the Facility in 2017.

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

The following table presents our investment portfolio as of June 30, 2017 and December 31, 2016. As of December 31, 2016, AFS investments with a fair value of $466 million reported under “Assets held for sale” within our international and structured finance segment are excluded due to the sale of MBIA UK in January of 2017.

In millions	As of June 30, 2017	As of December 31, 2016	Percent Change
Available-for-sale investments(1):
U.S. public finance insurance
Amortized cost	$3,941	$3,975	-1%
Unrealized net gain (loss)	(89)	(63)	41%

Fair value	3,852	3,912	-2%

Corporate
Amortized cost	963	1,218	-21%
Unrealized net gain (loss)	53	39	36%

Fair value	1,016	1,257	-19%

International and structured finance insurance
Amortized cost	186	257	-28%
Unrealized net gain (loss)	7	5	40%

Fair value	193	262	-26%

Total available-for-sale investments:
Amortized cost	5,090	5,450	-7%
Unrealized net gain (loss)	(29)	(19)	53%

Total available-for-sale investments at fair value	5,061	5,431	-7%

Investments carried at fair value(2):
U.S. public finance insurance	126	120	5%
Corporate	83	79	5%

Total investments carried at fair value	209	199	5%

Other investments at amortized cost:
U.S. public finance insurance	2	3	-33%

Consolidated investments at carrying value	$5,272	$5,633	-6%

(1) -	Unrealized gains and losses, net of applicable deferred income taxes, are reflected in AOCI in shareholders’ equity.

(2) -	Changes in fair value and realized gains and losses from the sale of these investments are reflected in net income.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of June 30, 2017, the weighted average credit quality ratings and percentage of investment grade of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are presented in the following table:

	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Total
Weighted average credit quality ratings	Aa	Aa	Aa	Aa
Investment grade percentage	96%	96%	88%	96%

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

As of June 30, 2017, Insured Investments at fair value represented $494 million or 9% of consolidated investments, of which $336 million or 6% of consolidated investments were Company-Insured Investments. As of June 30, 2017, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of June 30, 2017, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the Baa range, and investments rated below investment grade in the Company-Insured Investments were 5% of the total consolidated investment portfolio.

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

In January of 2017, MBIA Corp. consummated the Facility with the Senior Lenders and with MBIA Inc., pursuant to which the Senior Lenders have provided $325 million of senior financing and MBIA Inc. has provided $38 million of subordinated financing to MZ Funding, which in turn lent the proceeds of such financing to MBIA Corp. The loans to MBIA Corp. under the Facility mature on January 20, 2020 and bear interest at 14% per annum. Refer to the previous “Liquidity-MBIA Corp. Liquidity” section for additional information about the Facility. The following table provides the Company’s future estimated cash payments relating to the Facility for the six months ending December 31, 2017 and the each subsequent four years ending December 31 and thereafter.

	As of June 30, 2017
In millions	Six Months Ending December 31, 2017	2018	2019	2020	2021	Thereafter	Total
International and structured finance insurance segment:
MBIA Corp. Financing Facility	$23	$45	$45	$324	$-	$-	$437

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

As of June 30, 2017, National had $3.5 billion of gross insured par outstanding ($4.0 billion of gross insured par outstanding when including accreted interest on insured capital appreciation bonds) related to Puerto Rico. Puerto Rico may be unable or unwilling to pay their obligations as and when due, in which case National would be required to pay claims of unpaid principal and interest when due under its insurance policies, which could be material. On January 1, 2017 and July 1, 2017, Puerto Rico defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $242 million as a result. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National would experience losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part I Financial Information, Item 2 of this Form 10-Q for additional information on our Puerto Rico exposures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2016, the Company’s Board of Directors authorized the repurchase by the Company and its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization. During the six months ended June 30, 2017, we repurchased 9 million common shares of MBIA Inc. at an average share price of $8.31 under the February 23, 2016 repurchase program.

On June 27, 2017, the Company’s Board of Directors authorized the repurchase by the Company or National of up to $250 million of its outstanding common shares. This new program replaced the approximately $13 million remaining under the Board’s February 23, 2016 authorization. Any repurchases by National under the new repurchase authorization will be subject to any required approvals.

The table below presents repurchases made by the Company in each month during the second quarter of 2017:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions)
April	659	$8.69	-	$48
May	2,497,003	7.99	2,472,280	28
June	1,750,642	8.74	1,750,000	250

	4,248,304	$8.30	4,222,280	$250

(1) -	24,039 shares were repurchased by the Company in open market transactions for settling awards under the Company’s long-term incentive plans and 1,985 shares were purchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.

Item 6. Exhibits

+31.1.	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+31.2.	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1.	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+101.	Additional Exhibits - MBIA Inc. and Subsidiaries Consolidated Financial Statements and Notes to Consolidated Financial Statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL.

+ Filed Herewith

* Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: August 8, 2017	/s/ Anthony McKiernan
Anthony McKiernan
Chief Financial Officer

Date: August 8, 2017	/s/ Joseph R. Schachinger
Joseph R. Schachinger
Controller (Principal Accounting Officer)