Form 10-Q
period 2017-09-30
MBIA INC
filed 2017-11-07
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 3, 2017, 91,777,937 shares of Common Stock, par value $1 per share, were outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	September 30, 2017	December 31, 2016
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $4,203 and $4,713)	$4,234	$4,694
Investments carried at fair value	164	146
Investments pledged as collateral, at fair value (amortized cost $169 and $234)	170	233
Short-term investments held as available-for-sale, at fair value (amortized cost $452 and $552)	452	552
Other investments (includes investments at fair value of $4 and $5)	6	8

Total investments	5,026	5,633
Cash and cash equivalents	116	163
Premiums receivable	382	409
Deferred acquisition costs	96	118
Insurance loss recoverable	611	504
Assets held for sale	-	555
Deferred income taxes, net	-	970
Other assets	146	113
Assets of consolidated variable interest entities:
Cash	20	24
Investments held-to-maturity, at amortized cost (fair value $897 and $876)	890	890
Investments carried at fair value	189	255
Loans receivable at fair value	1,632	1,066
Loan repurchase commitments	406	404
Other assets	30	33

Total assets	$9,544	$11,137

Liabilities and Equity
Liabilities:
Unearned premium revenue	$808	$958
Loss and loss adjustment expense reserves	818	541
Long-term debt	2,093	1,986
Medium-term notes (includes financial instruments carried at fair value of $127 and $101)	898	895
Investment agreements	350	399
Derivative liabilities	284	299
Liabilities held for sale	-	346
Other liabilities	221	233
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $1,140 and $1,351)	2,352	2,241

Total liabilities	7,824	7,898

Commitments and contingencies (Refer to Note 14)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—283,967,973 and 283,989,999	284	284
Additional paid-in capital	3,170	3,160
Retained earnings	1,132	2,700
Accumulated other comprehensive income (loss), net of tax of $6 and $37	15	(128)
Treasury stock, at cost—160,858,509 and 148,789,168 shares	(2,893)	(2,789)

Total shareholders’ equity of MBIA Inc.	1,708	3,227
Preferred stock of subsidiary	12	12

Total equity	1,720	3,239

Total liabilities and equity	$9,544	$11,137

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Premiums earned:
Scheduled premiums earned	$26	$42	$82	$131
Refunding premiums earned	27	35	64	94

Premiums earned (net of ceded premiums of $1, $2, $4 and $5)	53	77	146	225
Net investment income	33	39	122	115
Fees and reimbursements	1	22	9	24
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(7)	(4)	(41)	(20)
Unrealized gains (losses) on insured derivatives	6	20	(10)	-

Net change in fair value of insured derivatives	(1)	16	(51)	(20)
Net gains (losses) on financial instruments at fair value and foreign exchange	(11)	38	(55)	(17)
Net investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(26)	-	(80)	(1)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	(45)	-	(4)	-

Net investment losses related to other-than-temporary impairments	(71)	-	(84)	(1)
Net gains (losses) on extinguishment of debt	1	-	9	5
Other net realized gains (losses)	(1)	(2)	36	(3)
Revenues of consolidated variable interest entities:
Net investment income	8	5	20	25
Net gains (losses) on financial instruments at fair value and foreign exchange	21	8	2	-
Other net realized gains (losses)	-	-	28	-

Total revenues	33	203	182	353
Expenses:
Losses and loss adjustment	205	50	469	149
Amortization of deferred acquisition costs	8	10	23	30
Operating	21	32	82	97
Interest	50	49	148	148
Expenses of consolidated variable interest entities:
Operating	3	3	8	10
Interest	19	4	55	20

Total expenses	306	148	785	454

Income (loss) before income taxes	(273)	55	(603)	(101)
Provision (benefit) for income taxes	(6)	24	965	(28)

Net income (loss)	$(267)	$31	$(1,568)	$(73)

Net income (loss) per common share:
Basic	$(2.17)	$0.23	$(12.38)	$(0.55)
Diluted	$(2.17)	$0.23	$(12.38)	$(0.55)
Weighted average number of common shares outstanding:
Basic	122,967,924	131,633,411	126,643,642	133,368,752
Diluted	122,967,924	132,042,067	126,643,642	133,368,752

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(267)	$31	$(1,568)	$(73)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	16	(20)	20	204
Provision (benefit) for income taxes	7	(7)	7	72

Total	9	(13)	13	132
Reclassification adjustments for (gains) losses included in net income (loss)	1	(1)	(4)	7
Provision (benefit) for income taxes	(1)	(1)	(1)	2

Total	2	-	(3)	5
Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	40	-	6	7
Provision (benefit) for income taxes	2	-	2	2

Total	38	-	4	5
Reclassification adjustments for (gains) losses included in net income (loss)	4	-	6	-
Provision (benefit) for income taxes	1	-	2	-

Total	3	-	4	-
Foreign currency translation:
Foreign currency translation gains (losses)	1	(15)	145	(70)
Provision (benefit) for income taxes	(1)	(5)	20	(24)

Total	2	(10)	125	(46)

Total other comprehensive income (loss)	54	(23)	143	96

Comprehensive income (loss)	$(213)	$8	$(1,425)	$23

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Nine Months Ended September 30, 2017

(In millions except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’ Equity	Preferred Stock of Subsidiary		Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	of MBIA Inc.	Shares	Amount	Equity
Balance, December 31, 2016	283,989,999	$284	$3,160	$2,700	$(128)	(148,789,168)	$(2,789)	$3,227	1,315	$12	$3,239

Net income (loss)	-	-	-	(1,568)	-	-	-	(1,568)	-	-	(1,568)
Other comprehensive income (loss)	-	-	-	-	143	-	-	143	-	-	143
Share-based compensation	(22,026)	-	10	-	-	(359,335)	(4)	6	-	-	6
Treasury shares acquired under share repurchase program	-	-	-	-	-	(11,710,006)	(100)	(100)	-	-	(100)

Balance, September 30, 2017	283,967,973	$284	$3,170	$1,132	$15	(160,858,509)	$(2,893)	$1,708	1,315	$12	$1,720

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Premiums, fees and reimbursements received	$41	$87
Investment income received	193	249
Insured derivative commutations and losses paid	(41)	(24)
Financial guarantee losses and loss adjustment expenses paid	(744)	(324)
Proceeds from recoveries and reinsurance	100	88
Operating and employee related expenses paid	(103)	(98)
Interest paid, net of interest converted to principal	(119)	(102)
Income taxes (paid) received	-	(4)

Net cash provided (used) by operating activities	(673)	(128)

Cash flows from investing activities:
Purchases of available-for-sale investments	(1,146)	(2,112)
Sales of available-for-sale investments	1,300	1,785
Paydowns and maturities of available-for-sale investments	392	410
Purchases of investments at fair value	(199)	(88)
Sales, paydowns and maturities of investments at fair value	270	197
Sales, paydowns and maturities (purchases) of short-term investments, net	67	90
Sales, paydowns and maturities of held-to-maturity investments	-	1,799
Sales, paydowns and maturities of other investments	-	1
Paydowns and maturities of loans receivable	202	188
Consolidation/(deconsolidation) of variable interest entities, net	18	1
(Payments) proceeds for derivative settlements	(58)	(36)
Collateral (to) from counterparties	4	10
Capital expenditures	(1)	(1)
Other investing	(23)	(8)

Net cash provided (used) by investing activities	826	2,236

Cash flows from financing activities:
Proceeds from investment agreements	13	17
Principal paydowns of investment agreements	(66)	(63)
Principal paydowns of medium-term notes	(67)	(122)
Proceeds from the MBIA Corp. Financing Facility	328	-
Principal paydowns of variable interest entity notes	(311)	(2,136)
Purchases of treasury stock	(98)	(109)
Other financing	(3)	-

Net cash provided (used) by financing activities	(204)	(2,413)

Effect of exchange rate changes on cash and cash equivalents	-	(1)
Net increase (decrease) in cash and cash equivalents	(51)	(306)
Cash and cash equivalents—beginning of period	187	522

Cash and cash equivalents—end of period	$136	$216

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(1,568)	$(73)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	34	61
Deferred acquisition costs	22	31
Unearned premium revenue	(149)	(197)
Loss and loss adjustment expense reserves	615	(1)
Insurance loss recoverable	(781)	(98)
Accrued interest payable	101	82
Accrued expenses	(26)	4
Unrealized (gains) losses on insured derivatives	10	-
Net (gains) losses on financial instruments at fair value and foreign exchange	53	17
Other net realized (gains) losses	(64)	3
Deferred income tax provision (benefit)	961	(33)
Interest on variable interest entities, net	26	45
Other operating	93	31

Total adjustments to net income (loss)	895	(55)

Net cash provided (used) by operating activities	$(673)	$(128)

Supplementary Disclosure of Consolidated Cash Flow Information
Non-cash investing activities:
Non-cash consideration received from the sale of MBIA UK Insurance Limited	$332	$-

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

On September 28, 2017, MBIA Inc., on behalf of its subsidiaries, National and MBIA Corp., provided notice to Moody’s Investors Services (“Moody’s”) terminating the agreement by which Moody’s agreed to provide financial strength ratings to MBIA Inc., National and MBIA Corp. Also on September 28, 2017, National provided notice to Kroll Bond Rating Agency (“Kroll”) terminating the agreement by which Kroll agreed to provide a financial strength rating to National. These termination notices were effective in October of 2017.

Full Valuation Allowance on the Company’s Net Deferred Tax Asset

During the nine months ended September 30, 2017, the Company established a full valuation allowance on its net deferred tax asset, which resulted in a charge to earnings of $1.2 billion. This charge was included in “Provision (benefit) for income taxes” on the Company’s consolidated statement of operations. Refer to “Note 10: Income Taxes” for further information about this valuation allowance on the Company’s net deferred tax asset.

Sale of MBIA UK

On January 10, 2017, MBIA UK Holdings sold its operating subsidiary, MBIA UK, and made a cash payment of $23 million, to Assured in exchange for the receipt by MBIA UK Holdings of certain notes owned by Assured that were issued by Zohar II 2005-1, Limited (“Zohar II”) with an aggregate outstanding principal amount of $347 million as of January 10, 2017 (the “Sale Transaction”). For the nine months ended September 30, 2017, the Company recorded a gain of $5 million to adjust the carrying value of MBIA UK to its fair value less costs to sell as of the sale date. This gain was reflected in the results of the Company’s international and structured finance insurance segment and included in “Other net realized gains (losses)” on the Company’s consolidated statement of operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

Held for Sale Classification

The assets and liabilities of MBIA UK were classified as held for sale as of December 31, 2016 and presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheet. Income before income taxes for MBIA UK was $9 and $32 million, respectively, for the three and nine months ended September 30, 2016. The following table summarizes the components of assets and liabilities held for sale as of December 31, 2016:

As of
In millions	December 31, 2016
Assets
Investments	$466
Cash and cash equivalents	73
Premiums receivable	267
Other assets	19
Valuation allowance	(270)

Total assets held for sale	$555

Liabilities
Unearned premium revenue	$304
Other liabilities	42

Total liabilities held for sale	$346

MBIA Corp. Financing Facility

On January 10, 2017, MBIA Corp. consummated a financing facility (the “Facility”) with affiliates of certain holders of 14% Fixed-to-Floating Rate Surplus Notes of MBIA Corp. (collectively, the “Senior Lenders”), and with MBIA Inc., pursuant to which the Senior Lenders have provided $325 million of senior financing and MBIA Inc. has provided $38 million of subordinated financing to MZ Funding LLC (“MZ Funding”), a newly formed wholly-owned subsidiary of the Company, which in turn lent the proceeds of such financing to MBIA Corp. MBIA Corp. issued financial guarantee insurance policies insuring MZ Funding’s obligations under the Facility. Refer to “Note 9: Debt” for further information about the Facility.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

In particular, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) are experiencing significant fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalance, limited access to the capital markets, a stagnating local economy, net migration of people out of Puerto Rico and a high debt burden. Although Puerto Rico has tried to address its challenges through various fiscal policies, it continues to experience significant fiscal stress. On January 1, 2017 and July 1, 2017, Puerto Rico also defaulted on a scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $242 million as a result. On September 20, 2017, Hurricane Maria made landfall in Puerto Rico as a Category 4 hurricane resulting in catastrophic damage to much of the island’s basic infrastructure, including its electrical transmission and distribution grid, telecommunications network, housing, roads, bridges, water and sewer systems. On September 21, 2017, the President of the United States approved a Major Disaster Declaration for Puerto Rico and the Federal Emergency Management Agency (“FEMA”) made federal disaster assistance available to Puerto Rico to supplement its recovery efforts. Hurricane Maria’s impact on Puerto Rico will likely also impact its ability to both repay its legacy indebtedness and participate in ongoing debt restructuring negotiations. The physical damage and resultant lost economic activity may exceed the collective aid Puerto Rico receives from private insurance, relief from FEMA and other federal agencies and programs. Economic activity in Puerto Rico may not return to pre-hurricane levels and Puerto Rico’s recovery could be more shallow and protracted than that experienced by other similarly affected governments, given Puerto Rico’s prior constrained liquidity and economic activity. While the federal government has made aid available to Puerto Rico, there can be no assurance that such aid will continue in the amounts necessary to offset the adverse impacts from Hurricane Maria in their entirety. In addition, the necessary and greater involvement of the federal government, through its actions to deliver disaster relief and other support services, in addition to the evolving role of the Financial Oversight and Management Board for Puerto Rico (“Oversight Board”) and the role of Puerto Rico in its own recovery, heightens political risk in connection with the restructuring of legacy debt. This risk could lead the Oversight Board, Puerto Rico or the federal government to seek to extract greater concessions from creditors based on the uncertainty of Puerto Rico’s long term recovery prospects. In this event, losses at National on select Puerto Rico exposures could increase materially.

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

On January 20, 2017, MBIA Corp. was presented with and fully satisfied a claim of $770 million (the “Zohar II Claim”) on an insurance policy it had written insuring the certain notes issued by Zohar II. MBIA Corp. was able to satisfy the Zohar II Claim as a result of having completed the Sale Transaction and by borrowing from the Facility, as described above, together with using approximately $60 million from its own resources. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information about these transactions.

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

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for information about MBIA Corp.’s recoveries.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

Corporate Liquidity

Subsequent to September 30, 2017, National declared and paid a dividend of $118 million to its ultimate parent, MBIA Inc. Also, subsequent to September 30, 2017, National purchased from MBIA Inc., certain MBIA Inc. 5.700% Senior Notes due 2034 that were previously repurchased by MBIA Inc. and had not been retired, resulting in an increase to MBIA Inc.’s liquidity of $130 million. Based on the Company’s projections of National’s dividends, additional anticipated releases under its tax sharing agreement and related tax escrow account (“Tax Escrow Account”), and other cash inflows, the Company expects that MBIA Inc. will have sufficient cash to satisfy its debt service and general corporate needs. However, MBIA Inc. continues to have liquidity risk which could be triggered by deterioration in the performance of invested assets, interruption of or reduction in dividends or tax payments received from operating subsidiaries, impaired access to the capital markets, as well as other factors which cannot be anticipated at this time. Furthermore, failure by MBIA Inc. to settle liabilities that are also insured by MBIA Corp. could result in claims on MBIA Corp.

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

The results of operations for the three and nine months ended September 30, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017. The December 31, 2016 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in the prior year’s financial statements to conform to the current presentation. This includes a change in the presentation of cash paid when withholding shares for tax-withholding purposes in “Purchases of treasury stock” on the Company’s consolidated statement of cash flows as required under Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718)”. The change in presentation effected “Operating and employee related expenses paid”, in operating cash flows and “Purchases of treasury stock”, in financing cash flows, on the Company’s consolidated statement of cash flows in prior periods. Such reclassifications did not materially impact total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

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

Based on fair values as of September 30, 2017 of equity investments, the cumulative-effect adjustment, net of tax, related to net unrealized gains of such investments was approximately $1 million, which represents the amount that would have been reclassed from accumulated other comprehensive income (loss) (“AOCI”) to retained earnings had the Company adopted ASU 2016-01 on September 30, 2017. As of September 30, 2017, the Company had a full valuation allowance against its deferred tax asset. Refer to “Note 10: Income Taxes” for further information about this valuation allowance on the Company’s deferred tax asset. The Company is continuing to assess the impact of adopting ASU 2016-01 on its financial liabilities measured at fair value in accordance with the fair value option. The amount previously disclosed in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 may change materially based on its continued assessment, including as a result of the valuation allowance on its deferred tax assets recorded in the second quarter of 2017. The Company plans to adopt ASU 2016-01 in its entirety on January 1, 2018 and does not expect there to be a material impact to the Company’s consolidated financial statements.

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

Nonconsolidated VIEs

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of September 30, 2017 and December 31, 2016, through its insurance operations. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs as of September 30, 2017 and December 31, 2016. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, insured credit default swap (“CDS”) contracts and any investments in obligations issued by nonconsolidated VIEs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

	September 30, 2017
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)
Insurance:
Global structured finance:
Mortgage-backed residential	$7,660	$3,955	$19	$24	$248	$22	$407
Mortgage-backed commercial	226	106	-	-	-	-	-
Consumer asset-backed	4,939	1,107	-	5	2	4	11
Corporate asset-backed	2,481	1,744	-	13	-	15	-

Total global structured finance	15,306	6,912	19	42	250	41	418
Global public finance	19,850	3,104	-	10	-	15	-

Total insurance	$35,156	$10,016	$19	$52	$250	$56	$418

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

	December 31, 2016
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)
Insurance:
Global structured finance:
Collateralized debt obligations	$3,167	$1,914	$51	$2	$-	$-	$73
Mortgage-backed residential	9,146	4,796	20	28	304	27	325
Mortgage-backed commercial	257	145	-	-	-	-	-
Consumer asset-backed	4,893	1,331	-	7	2	5	8
Corporate asset-backed	2,625	2,205	5	18	-	20	-

Total global structured finance	20,088	10,391	76	55	306	52	406
Global public finance	44,306	12,051	-	11	-	18	-

Total insurance	$64,394	$22,442	$76	$66	$306	$70	$406

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets. Excludes $125 million that is included within “Assets held for sale” on the Company’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets. Excludes $134 million that is included within “Liabilities held for sale” on the Company’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs.

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $3.2 billion and $2.4 billion, respectively, as of September 30, 2017, and $2.7 billion and $2.2 billion, respectively, as of December 31, 2016. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. Two additional VIEs were consolidated during the nine months ended September 30, 2017 and one additional VIE was consolidated during the nine months ended September 30, 2016.

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

On September 20, 2017, Hurricane Maria made landfall in Puerto Rico as a Category 4 hurricane resulting in catastrophic damage to much of the island’s basic infrastructure, including its electrical transmission and distribution grid, telecommunications network, housing, roads, bridges, water and sewer systems. On September 21, 2017, the President of the United States approved a Major Disaster Declaration for Puerto Rico and the FEMA made federal disaster assistance available to Puerto Rico to supplement its recovery efforts. Hurricane Maria’s impact on Puerto Rico will likely also impact its ability to both repay its legacy indebtedness and participate in ongoing debt restructuring negotiations. The physical damage and resultant lost economic activity may exceed the collective aid Puerto Rico receives from private insurance, relief from FEMA and other federal agencies and programs. Economic activity in Puerto Rico may not return to pre-hurricane levels and Puerto Rico’s recovery could be more shallow and protracted than that experienced by other similarly affected governments, given Puerto Rico’s prior constrained liquidity and economic activity. While the federal government has made aid available to Puerto Rico, there can be no assurance that such aid will continue in the amounts necessary to offset the adverse impacts from Hurricane Maria in their entirety. In addition, the necessary and greater involvement of the federal government, through its actions to deliver disaster relief and other support services, in addition to the evolving role of the Oversight Board and the role of Puerto Rico in its own recovery, heightens political risk in connection with the restructuring of legacy debt. This risk could lead the Oversight Board, Puerto Rico or the federal government to seek to extract greater concessions from creditors based on the uncertainty of Puerto Rico’s long term recovery prospects. In this event, losses at National on select Puerto Rico exposures could increase materially. The Company monitors and analyzes these situations closely, however, the overall extent and duration of such events are uncertain.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

RMBS Case Basis Reserves (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies, excluding those on consolidated VIEs. The Company’s first-lien RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company’s second-lien RMBS case basis reserves relate to RMBS backed by home equity lines of credit and closed-end second mortgages. The Company calculated RMBS case basis reserves as of September 30, 2017 for both first and second-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for additional information on the Company’s Roll Rate Methodology for its RMBS case basis reserves.

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

Based on the Company’s assessment of the strength of its contractual put-back rights against Credit Suisse, as well as on its prior settlements with other sellers/servicers and success of other monolines’ put-back settlements, the Company believes it will prevail in enforcing its contractual rights and that it is entitled to collect the full amount of its incurred losses, which totaled $435 million through September 30, 2017. The Company is also entitled to collect interest on amounts paid; it believes that in the context of its put-back litigation, the appropriate interest rate should be the New York State statutory rate. However, the Company currently calculates its put-back recoveries using the contractual interest rate, which is lower than the New York State statutory rate.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The Company continues to consider relevant facts and circumstances in developing its assumptions on expected cash inflows, probability of potential recoveries (including the outcome of litigation) and recovery period. The estimated amount and likelihood of potential recoveries are expected to be revised and supplemented to the extent there are developments in the pending litigation and/or changes to the financial condition of Credit Suisse. While the Company believes it will be successful in realizing its recoveries from its put-back contract claims against Credit Suisse, the ultimate amount recovered may be materially different from that recorded by the Company given the inherent uncertainty of the manner of resolving the claims (i.e., litigation and/or negotiated out-of-court settlement) and the assumptions used in the required estimation process for accounting purposes which are based, in part, on judgments and other information that are not easily corroborated by historical data or other relevant benchmarks. Refer to “Note 14: Commitments and Contingencies” for further information about the Company’s litigation with Credit Suisse.

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

In connection with the exercise of its rights and remedies, MBIA Corp. directed the trustee for Zohar I to commence an auction (the “Auction”) of all of the assets of Zohar I, which occurred in 2016. MBIA Corp. was the winning bidder in the Auction, and in connection therewith, acquired the beneficial ownership of the Zohar I assets, which include loans made to, and equity interests in, companies purportedly controlled by the Zohar Sponsor (all the assets of Zohar I, the “Zohar I Assets”). Over time, MBIA Corp. expects to acquire the legal ownership of the Zohar I Assets and recover all or substantially all of the payment it made (plus interest and expenses) with regards to the Zohar I claim. As of September 30, 2017, the recoveries of Zohar I and Zohar II are included in “Loans receivable at fair value” which are presented in “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Summary of Loss and LAE Reserves and Recoveries

The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidated VIEs, which are included in the Company’s consolidated balance sheets as of September 30, 2017 and December 31, 2016 are presented in the following table:

	As of September 30, 2017			As of December 31, 2016
In millions	Balance Sheet Line Item			Balance Sheet Line Item
	Insurance loss recoverable	Loan repurchase commitments	Loss and LAE reserves	Insurance loss recoverable	Loan repurchase commitments	Loss and LAE reserves
U.S. Public Finance Insurance	$356	$-	$348	$174	$-	$97

International and Structured Finance Insurance:
Before VIE eliminations	1,559	406	694	551	404	650
VIE eliminations	(1,304)	-	(224)	(221)	-	(206)

Total international and structured finance insurance	255	406	470	330	404	444

Total	$611	$406	$818	$504	$404	$541

Changes in Loss and LAE Reserves

The following table presents changes in the Company’s loss and LAE reserves for the nine months ended September 30, 2017. Changes in loss reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in amount and timing of estimated claim payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of September 30, 2017, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 2.17%. LAE reserves are generally expected to be settled within a one-year period and are not discounted. As of September 30, 2017 and December 31, 2016, the Company’s gross loss and LAE reserves included $69 million and $60 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Nine Months Ended September 30, 2017
Gross Loss and LAE Reserves as of December 31, 2016	Loss Payments for Cases with Reserves(1)	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other(2)	Gross Loss and LAE Reserves as of September 30, 2017
$541	$(1,057)	$7	$8	$498	$(32)	$9	$844	$818

(1) -	Includes payments made to satisfy the Zohar II Claim.

(2) -	Primarily changes in the amount to satisfy the Zohar II Claim.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the nine months ended September 30, 2017. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Nine Months Ended September 30, 2017
In millions	Gross Reserve as of December 31, 2016	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Changes in LAE Recoveries	Other(1)	Gross Reserve as of September 30, 2017
Insurance loss recoverable	$504	$(56)	$7	$7	$133	$-	$16	$611
Recoveries on unpaid losses (2)	79	-	1	1	(42)	(5)	-	34

Total	$583	$(56)	$8	$8	$91	$(5)	$16	$645

(1) -	Primarily changes in amount and timing of collections.

(2) -	As of September 30, 2017 and December 31, 2016, excludes Puerto Rico recoveries, and as of December 31, 2016, the Zohar II recoveries, which have been netted against reserves.

The increase in the Company’s insurance loss recoverable reflected in the preceding table was primarily due to changes in assumptions on certain Puerto Rico credits offset by a decrease in insured RMBS transactions. The decrease in the Company’s recoveries on unpaid losses is primarily related to insured RMBS transactions.

Loss and LAE Activity

The Company’s financial guarantee insurance losses and LAE (excluding insured credit derivatives and consolidated VIEs), net of reinsurance for the three and nine months ended September 30, 2017 and 2016 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
U.S. Public Finance Insurance Segment	$141	$28	$310	$46

International and Structured Finance Insurance Segment:
Second-lien RMBS	54	44	58	78
First-lien RMBS	9	-	84	61
CDOs	1	(23)	9	(46)
Other(1)	-	1	8	10

Losses and loss adjustment expense	$205	$50	$469	$149

(1) - Includes non-U.S.	public finance and other issues.

For the three months ended September 30, 2017, losses and LAE primarily related to increases in actual and expected payments on certain Puerto Rico exposures and decreases in projected collections from mortgage insurance included in the Company’s excess spread within its second-lien RMBS transactions from the settlement of litigation regarding insurance coverage involving Old Republic Insurance Corporation, Bank of America, N.A. and The Bank of New York Mellon.

For the three months ended September 30, 2016, losses and LAE primarily related to increases in actual and expected payments on certain Puerto Rico exposures and second-lien RMBS transactions. These were partially offset by increases in recoveries of expected payments on certain Puerto Rico exposures and decreases in expected payments on CDOs.

For the nine months ended September 30, 2017, losses and LAE primarily related to increases in actual and expected payments on certain Puerto Rico exposures, insured first-lien RMBS transactions and a decrease in actual and projected collections from mortgage insurance included in the Company’s excess spread within its second-lien RMBS transactions from the settlement of litigation regarding insurance coverage involving Old Republic Insurance Corporation, Bank of America, N.A. and The Bank of New York Mellon.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

For the nine months ended September 30, 2016, losses and LAE primarily related to increases in actual and expected payments on certain Puerto Rico exposures and insured first and second-lien RMBS transactions and decreases in projected collections from excess spread within insured second-lien RMBS transactions. These were partially offset by increases in recoveries of expected payments on certain Puerto Rico exposures and decreases in expected payments on CDOs.

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended September 30, 2017 and 2016, gross LAE related to remediating insured obligations were $6 million. For the nine months ended September 30, 2017 and 2016, gross LAE related to remediating insured obligations were $33 million and $34 million, respectively.

Surveillance Categories

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of September 30, 2017:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	93	5	1	284	383
Number of issues(1)	20	4	1	120	145
Remaining weighted average contract period (in years)	7.1	4.6	8.6	9.7	8.8
Gross insured contractual payments outstanding:(2)
Principal	$3,016	$13	$108	$6,218	$9,355
Interest	2,772	4	49	5,795	8,620

Total	$5,788	$17	$157	$12,013	$17,975

Gross Claim Liability(3)	$-	$-	$-	$934	$934
Less:
Gross Potential Recoveries(4)	-	-	-	934	934
Discount, net(5)	-	-	-	(215)	(215)

Net claim liability (recoverable)	$-	$-	$-	$215	$215

Unearned premium revenue	$10	$-	$4	$79	$93

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	The gross claim liability with respect to Puerto Rico exposures are net of expected recoveries for policies in a net payable position.

(4) -	Gross potential recoveries with respect to certain Puerto Rico exposures are net of the claim liability for policies in a net recoverable position.

(5) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2016:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	90	6	3	331	430
Number of issues(1)	17	4	2	126	149
Remaining weighted average contract period (in years)	7.5	3.4	7.2	7.0	7.1
Gross insured contractual payments outstanding:(2)
Principal	$2,917	$17	$320	$7,031	$10,285
Interest	2,795	4	107	2,777	5,683

Total	$5,712	$21	$427	$9,808	$15,968

Gross Claim Liability(3)	$-	$-	$-	$718	$718
Less:
Gross Potential Recoveries(4)	-	-	-	770	770
Discount, net(5)	-	-	-	(75)	(75)

Net claim liability (recoverable)	$-	$-	$-	$23	$23

Unearned premium revenue	$9	$-	$8	$68	$85

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	The gross claim liability with respect to Puerto Rico and Zohar II exposures are net of expected recoveries for policies in a net payable position.

(4) -	Gross potential recoveries with respect to certain Puerto Rico exposures are net of the claim liability for policies in a net recoverable position.

(5) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

As of September 30, 2017, the gross claim liability primarily related to insured first-lien RMBS transactions as well as certain Puerto Rico exposures. As of December 31, 2016, the gross claim liability primarily related to insured first-lien RMBS transactions. As of September 30, 2017 and December 31, 2016, the gross potential recoveries principally related to certain Puerto Rico exposures and insured second-lien RMBS transactions. As of September 30, 2017, these potential recoveries exclude the recoveries of Zohar I and Zohar II that are included in “Loans receivable at fair value” which are presented in “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

The Company’s recoveries have been, and remain based on either salvage rights, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments, it is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected estimated future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of the claim liability for a given policy. The gross claim liability and gross potential recoveries reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company. As of September 30, 2017 and December 31, 2016, reinsurance recoverable on paid and unpaid losses was $15 million and $6 million, respectively, and was included in “Other assets” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments

Fair Value Measurement

Financial Assets

Financial assets held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically, the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company, along with its third-party portfolio manager, reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company and its third-party portfolio manager believe a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, its third-party portfolio manager will obtain a price from another third-party provider or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of September 30, 2017 or December 31, 2016. All challenges to third-party prices are reviewed by staff of the Company as well as its third-party portfolio manager with relevant expertise to ensure reasonableness of assumptions. A pricing analysis is reviewed and approved by the Company’s valuation committee.

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

Other Assets

VIEs consolidated by the Company have entered into derivative instruments consisting of cross currency swaps. Cross currency swaps are entered into to manage the variability in cash flows resulting from fluctuations in foreign currency rates. The fair values of VIE derivatives is determined based on inputs from unobservable cash flows projection of the derivative, discounted using observable discount rates. As the significant inputs are unobservable, the derivative contract is categorized in Level 3 of the fair value hierarchy.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Other assets also include receivables representing the right to receive reimbursement payments on claim payments expected to be made on certain insured VIE liabilities due to risk mitigating transactions with third parties executed to effectively defease, or, in-substance commute the Company’s exposure on its financial guarantee policies. The right to receive reimbursement payments is based on the value of the Company’s financial guarantee determined using the cash flow model. The fair value of the financial guarantee primarily contains unobservable inputs and is categorized in Level 3 of the fair value hierarchy.

Long-term Debt

The fair value of long-term notes, debentures and surplus notes are estimated based on quoted prices for these or similar securities.

The fair value of the accrued interest expense on the surplus notes due in 2033 is determined based on the carrying amount of the accrued interest expense, adjusted for the credit risk of the Company. The carrying amounts of accrued interest expense on all other long-term debt approximate fair value due to the short-term nature of the interest payment. Long-term debt is categorized in Level 2 of the fair value hierarchy.

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

Valuation Model Overview

For the nine months ended September 30, 2017, the Company used an internally developed Direct Price Model to value insured CDS contracts that incorporate market prices or estimated prices of similar securities that are obtained for all collateral within a transaction, the present value of the market-implied potential losses, and nonperformance risk. The valuation of insured derivatives includes the impact of its credit standing. The insured credit derivatives are categorized in Level 3 of the fair value hierarchy based on unobservable inputs that are significant to the fair value measurement in its entirety.

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

The Company has also entered into a derivative contract as a result of a commutation. The fair value of the derivative is determined using a discounted cash flow model. Key inputs include unobservable cash flows projected over the expected term of the derivative, discounted using observable discount rates and CDS spreads. As the significant inputs are unobservable, the derivative contract is categorized in Level 3 of the fair value hierarchy.

Other Liabilities

Stock warrants issued by the Company are valued using the Black-Scholes model and are recorded at fair value. Inputs into the warrant valuation include the Company’s stock price, the strike price of the warrant, time to expiration, a volatility parameter, interest rates, and dividend data. As all significant inputs are market-based and observable, warrants are categorized in Level 2 of the fair value hierarchy.

Other liabilities also include payables for certain contingent consideration. The fair value of the liability is based on the cash flow methodologies using observable and unobservable inputs. Unobservable inputs include invested asset balances and asset management fees that are significant to the fair value estimate and the liability is categorized in Level 3 of the fair value hierarchy.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

In millions	Fair Value as of September 30, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,632	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 34% (6%)
		Discounted cash flow	Multiples(1)
Loan repurchase commitments	406	Discounted cash flow	Recovery rates(2)
			Breach rates(2)
Liabilities of consolidated VIEs:
Variable interest entity notes	430	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 65% (39%)
Credit derivative liabilities, net:
CMBS and multi-sector CDO	74	Direct Price Model	Nonperformance risk	46% - 46% (46%)
Other derivative liabilities	4	Discounted cash flow	Cash flows	$0 - $49 ($25)(3)

(1) -	Unobservable inputs are primarily based on comparable companies’ EBITDA Multiples.
(2) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.
(3) -	Midpoint of cash flows are used for the weighted average.

In millions	Fair Value as of December 31, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$916	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	0% - 28% (3%)
		Discounted cash flow	Multiples(1)
Loan repurchase commitments	404	Discounted cash flow	Recovery rates(2)
			Breach rates(2)
Liabilities of consolidated VIEs:
Variable interest entity notes	476	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 54% (24%)
Credit derivative liabilities, net:
			Recovery rates	25% - 40% (33%)
CMBS	62	BET Model	Nonperformance risk	10% - 32% (32%)
			Weighted average life (in years)	1.1 - 1.5 (1.3)
			CMBS spreads	25% - 35% (30%)
Multi-sector CDO	2	Direct Price Model	Nonperformance risk	58% - 58% (58%)
Other derivative liabilities	20	Discounted cash flow	Cash flows	$0 - $83 ($42)(3)

(1) -	Unobservable inputs are primarily based on comparable companies’ EBITDA Multiples.

(2) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(3) -	Midpoint of cash flows are used for the weighted average.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of September 30, 2017
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$724	$93	$-		$-	$817
State and municipal bonds	-	1,113	-		-	1,113
Foreign governments	-	8	-		-	8
Corporate obligations	-	1,511	-		-	1,511
Mortgage-backed securities:
Residential mortgage-backed agency	-	699	-		-	699
Residential mortgage-backed non-agency	-	36	-		-	36
Commercial mortgage-backed	-	51	-		-	51
Asset-backed securities:
Collateralized debt obligations	-	72	-		-	72
Other asset-backed	-	315	5	(1)	-	320

Total fixed-maturity investments	724	3,898	5		-	4,627
Money market securities	269	-	-		-	269
Perpetual debt and equity securities	26	21	-		-	47
Fixed-income fund	-	-	-		-	81	(2)
Cash and cash equivalents	116	-	-		-	116
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	3	-		-	3

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of September 30, 2017
Assets of consolidated VIEs:
Corporate obligations	-	20	-		-	20
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	111	-		-	111
Commercial mortgage-backed	-	39	-		-	39
Asset-backed securities:
Collateralized debt obligations	-	8	1	(1)	-	9
Other asset-backed	-	10	-		-	10
Cash	20	-	-		-	20
Loans receivable at fair value:
Residential loans receivable	-	-	759		-	759
Corporate loans receivable	-	-	873		-	873
Loan repurchase commitments	-	-	406		-	406
Other assets:
Currency derivatives	-	-	13	(1)	-	13
Other	-	-	17	(1)	-	17

Total assets	$1,155	$4,110	$2,074		$-	$7,420

Liabilities:
Medium-term notes	$-	$-	$127	(1)	$-	$127
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	2	74		-	76
Non-insured derivatives:
Interest rate derivatives	-	204	-		-	204
Other	-	-	4		-	4
Other liabilities:
Warrants	-	12	-		-	12
Other payable	-	-	7	(1)	-	7
Liabilities of consolidated VIEs:
Variable interest entity notes	-	710	430		-	1,140

Total liabilities	$-	$928	$642		$-	$1,570

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

(2) -	Investment that was measured at fair value by applying the net asset value per share practical expedient, and was required not to be classified in the fair value hierarchy.

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

Level 3 assets at fair value as of September 30, 2017 and December 31, 2016 represented approximately 28% and 21%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of September 30, 2017 and December 31, 2016 represented approximately 41% and 37%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of September 30, 2017 and December 31, 2016:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of September 30, 2017	Carry Value Balance as of September 30, 2017
Assets:
Other investments	$-	$2	$-	$2	$2
Accrued investment income(1)	-	28	-	28	28
Receivable for investments sold(1)	-	49	-	49	49
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	897	897	890

Total assets	$-	$79	$897	$976	$969

Liabilities:
Long-term debt	$-	$1,054	$-	$1,054	$2,093
Medium-term notes	-	-	497	497	771
Investment agreements	-	-	453	453	350
Payable for investments purchased(2)	-	74	-	74	74
Interest payable for derivatives(2)	-	15	-	15	15
Liabilities of consolidated VIEs:
Variable interest entity notes	-	353	897	1,250	1,212

Total liabilities	$-	$1,496	$1,847	$3,343	$4,515

Financial Guarantees:
Gross	$-	$-	$2,116	$2,116	$1,015
Ceded	-	-	71	71	36

(1) - Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) - Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2016	Carry Value Balance as of December 31, 2016
Assets:
Other investments	$-	$2	$-	$2	$3
Accrued investment income(1)	-	40	-	40	40
Assets held for sale	-	306	-	306	306
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	876	876	890

Total assets	$-	$348	$876	$1,224	$1,239

Liabilities:
Long-term debt	$-	$1,030	$-	$1,030	$1,986
Medium-term notes	-	-	478	478	794
Investment agreements	-	-	508	508	399
Payable for investments purchased(2)	-	32	-	32	32
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	882	882	890

Total liabilities	$-	$1,062	$1,868	$2,930	$4,101

Financial Guarantees:
Gross	$-	$-	$2,638	$2,638	$995
Ceded	-	-	18	18	43

(1) -	Reported within “Other assets” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Other liabilities” on MBIA’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2017 and 2016:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2017

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2017
Assets:
Commercial mortgage-backed	$7	$-	$-	$-	$-	$-	$-	$-	$-	$-	$(7)	$-	$-
Other asset-backed	5	-	-	-	-	-	-	-	-	-	-	5	-
Assets of consolidated VIEs:
Commercial mortgage-backed	3	-	-	-	-	-	-	-	(3)	-	-	-	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Loans receivable- residential	815	-	2	-	-	-	-	(58)	-	-	-	759	2
Loans receivable- corporate	875	-	4	-	-	-	-	(6)	-	-	-	873	4
Loan repurchase commitments	407	-	(1)	-	-	-	-	-	-	-	-	406	(1)
Currency derivatives, net	9	-	3	-	1	-	-	-	-	-	-	13	4
Other	-	-	-	-	-	17	-	-	-	-	-	17	-

Total assets	$2,122	$-	$8	$-	$1	$17	$-	$(64)	$(3)	$-	$(7)	$2,074	$9

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2017
Liabilities:
Medium-term notes	$123	$-	$(1)	$-	$5	$-	$-	$-	$-	$-	$-	$127	$4
Credit derivatives, net	80	7	(6)	-	-	-	-	(7)	-	-	-	74	(6)
Other derivatives	4	-	-	-	-	-	-	-	-	-	-	4	-
Other payable	-	-	1	-	-	6	-	-	-	-	-	7	1
Liabilities of consolidated VIEs:
VIE notes	491	-	4	-	-	-	-	(14)	(51)	-	-	430	4

Total liabilities	$698	$7	$(2)	$-	$5	$6	$-	$(21)	$(51)	$-	$-	$642	$3

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2016

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2016
Assets:
Foreign governments	$7	$-	$-	$-	$-	$5	$-	$(6)	$-	$-	$-	$6	$-
Corporate obligations	2	-	-	-	-	-	-	(1)	-	-	-	1	-
Commercial mortgage-backed	-	-	-	-	-	-	-	-	-	1	-	1	-
Collateralized debt obligations	20	-	-	-	-	-	-	(3)	-	-	-	17	-
Other asset-backed	41	-	-	-	-	-	-	-	-	-	(3)	38	-
State and municipal bonds	124	-	-	-	-	-	-	-	-	2	(122)	4	-
Assets of consolidated VIEs:
Corporate obligations	3	-	-	-	-	-	-	-	-	-	-	3	-
Residential mortgage-backed non-agency	1	-	(1)	-	-	-	-	-	-	-	-	-	-
Commercial mortgage-backed	2	-	(1)	-	-	-	-	-	-	2	-	3	(1)
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Other asset-backed	4	-	-	-	-	-	-	-	-	-	(3)	1	-
Loans receivable-residential	1,045	-	25	-	-	-	-	(75)	-	-	-	995	25
Loans receivable-corporate	147	-	-	-	-	-	-	-	-	-	-	147	-
Loan repurchase commitments	401	-	3	-	-	-	-	-	-	-	-	404	3
Currency derivatives, net	9	-	-	-	4	-	-	-	-	-	-	13	4

Total assets	$1,807	$-	$26	$-	$4	$5	$-	$(85)	$-	$5	$(128)	$1,634	$31

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2016
Liabilities:
Medium-term notes	$161	$-	$-	$-	$2	$-	$-	$(57)	$-	$-	$-	$106	$2
Credit derivatives, net	104	5	(19)	-	-	-	-	(5)	-	-	-	85	12
Other derivatives, net	21	-	(2)	-	-	-	-	-	-	-	-	19	(2)
Liabilities of consolidated VIEs:
VIE notes	523	-	2	-	-	-	-	(27)	-	-	-	498	2

Total liabilities	$809	$5	$(19)	$-	$2	$-	$-	$(89)	$-	$-	$-	$708	$14

(1) -	Transferred in and out at the end of the period.

For the three months ended September 30, 2017, there were no transfers into Level 3 and out of Level 2. CMBS comprised the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1 for the three months ended September 30, 2017.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

For the three months ended September 30, 2016, transfers into Level 3 and out of Level 2 were principally related to CMBS and state and municipal bonds, where inputs, which are significant to their valuation, became unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. State and municipal bonds and other asset-backed comprised the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. There were no transfers into or out of Level 1 for the three months ended September 30, 2016.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2017 and 2016.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2017

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2017
Assets:
Corporate obligations	$2	$-	$-	$-	$-	$-	$-	$-	$-	$-	$(2)	$-	$-
Commercial mortgage-backed	-	-	-	-	-	-	-	-	-	7	(7)	-	-
Collateralized debt obligations	15	-	-	-	-	-	-	(7)	-	-	(8)	-	-
Other asset-backed	44	-	-	2	-	-	-	(41)	-	-	-	5	-
State and municipal bonds	-	-	-	-	-	-	-	-	-	1	(1)	-	-
Assets of consolidated VIEs:
Corporate obligations	-	-	-	-	-	-	-	(2)	-	6	(4)	-	-
Commercial mortgage-backed	-	-	-	-	-	-	-	-	(3)	3	-	-	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Other asset-backed	1	-	-	-	-	-	-	-	-	1	(2)	-	-
Loans receivable-residential	916	-	29	-	-	-	-	(186)	-	-	-	759	29
Loans receivable-corporate	150	-	36	-	-	719	-	(32)	-	-	-	873	36
Loan repurchase commitments	404	-	2	-	-	-	-	-	-	-	-	406	2
Currency derivatives, net	19	-	(2)	-	(4)	-	-	-	-	-	-	13	(6)
Other	-	-	-	-	-	17	-	-	-	-	-	17	-

Total assets	$1,552	$-	$65	$2	$(4)	$736	$-	$(268)	$(3)	$18	$(24)	$2,074	$61

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2017
Liabilities:
Medium-term notes	$101	$-	$13	$-	$13	$-	$-	$-	$-	$-	$-	$127	$26
Credit derivatives, net	64	41	10	-	-	-	-	(41)	-	-	-	74	12
Other derivatives, net	20	-	18	-	-	-	-	(34)	-	-	-	4	18
Other payable	-	-	1	-	-	6	-	-	-	-	-	7	1
Liabilities of consolidated VIEs:
VIE notes	476	-	56	-	-	-	-	(51)	(51)	-	-	430	56

Total liabilities	$661	$41	$98	$-	$13	$6	$-	$(126)	$(51)	$-	$-	$642	$113

(1) -	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2016

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2016
Assets:
Foreign governments	$2	$-	$-	$-	$(1)	$10	$-	$(5)	$-	$-	$-	$6	$-
Corporate obligations	7	-	-	-	-	-	-	-	-	-	(6)	1	-
Commercial mortgage-backed	-	-	-	-	-	-	-	-	-	1	-	1	-
Collateralized debt obligations	29	-	-	18	-	-	-	(30)	-	-	-	17	-
Other asset-backed	38	(1)	(1)	8	-	-	-	(3)	-	-	(3)	38	(1)
State and municipal bonds	41	-	-	-	-	122	-	(39)	-	2	(122)	4	-
Assets of consolidated VIEs:
Corporate obligations	11	-	(4)	-	-	-	-	(1)	-	2	(5)	3	-
Residential mortgage-backed non-agency	-	-	(1)	-	-	-	-	-	-	1	-	-	-
Commercial mortgage-backed	-	-	(1)	-	-	-	-	-	-	4	-	3	(1)
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Other asset-backed	6	-	(6)	-	-	-	-	-	-	4	(3)	1	-
Loans receivable-residential	1,185	-	(5)	-	-	-	-	(185)	-	-	-	995	(5)
Loans receivable-corporate	107	-	1	-	-	146	-	-	(107)	-	-	147	1
Loan repurchase commitments	396	-	8	-	-	-	-	-	-	-	-	404	8
Currency derivatives, net	11	-	(2)	-	4	-	-	-	-	-	-	13	2

Total assets	$1,834	$(1)	$(11)	$26	$3	$278	$-	$(263)	$(107)	$14	$(139)	$1,634	$4

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2016
Liabilities:
Medium-term notes	$161	$-	$(4)	$-	$6	$-	$-	$(57)	$-	$-	$-	$106	$2
Credit derivatives, net	85	21	-	-	-	-	-	(21)	-	-	-	85	9
Other derivatives, net	18	-	1	-	-	-	-	-	-	-	-	19	(1)
Liabilities of consolidated VIEs:
VIE notes	1,267	-	(41)	-	-	9	-	(106)	(631)	-	-	498	(41)

Total liabilities	$1,531	$21	$(44)	$-	$6	$9	$-	$(184)	$(631)	$-	$-	$708	$(31)

(1) -	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

For the nine months ended September 30, 2017, transfers into Level 3 and out of Level 2 were principally related to CMBS and corporate obligations, where inputs, which are significant to their valuation, became unobservable during the period. CDOs, CMBS and corporate obligations comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

For the nine months ended September 30, 2016, transfers into Level 3 and out of Level 2 were principally related to CMBS, other asset-backed, corporate obligations, state and municipal bonds, and RMBS, where inputs, which are significant to their valuation, became unobservable during the period. State and municipal bonds and corporate obligations comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended September 30, 2017 and 2016 are reported on the Company’s consolidated statements of operations as follows:

In millions	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2017	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2016
Revenues:
Unrealized gains (losses) on insured derivatives	$6	$6	$19	$(12)
Realized gains (losses) and other settlements on insured derivatives	(7)	-	(5)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(4)	(4)	-	-
Other net realized gains (losses)	(1)	(1)	-	-
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	5	5	28	29

Total	$(1)	$6	$42	$17

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the nine months ended September 30, 2017 and 2016 are reported on the Company’s consolidated statements of operations as follows:

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2017	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2016
Revenues:
Unrealized gains (losses) on insured derivatives	$(10)	$(12)	$-	$(9)
Realized gains (losses) and other settlements on insured derivatives	(41)	-	(21)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(44)	(44)	(5)	(2)
Net investment losses related to other-than-temporary impairments	-	-	(1)	-
Other net realized gains (losses)	(1)	(1)	-	-
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	5	5	35	46

Total	$(91)	$(52)	$8	$35

Fair Value Option

The Company elected to record at fair value certain financial instruments that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following table presents the changes in fair value included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 for financial instruments for which the fair value option was elected:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Investments carried at fair value(1)	$2	$2	$8	$8
Fixed-maturity securities held at fair value-VIE(2)	(2)	(12)	(16)	(109)
Loans receivable at fair value:
Residential mortgage loans(2)	(55)	(50)	(157)	(190)
Corporate loans(2)	(2)	-	4	-
Loan repurchase commitments(2)	(1)	3	3	8
Medium-term notes(1)	(4)	(2)	(26)	(2)
Variable interest entity notes (2)	70	70	160	307
Other liabilities(3)	(1)	-	(1)	-

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.

(2) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.

(3) -	Reported within “Other net realized gains (losses)” on MBIA’s consolidated statements of operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2017 and December 31, 2016 for loans and notes for which the fair value option was elected:

	As of September 30, 2017			As of December 31, 2016
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$766	$721	$44	$965	$894	$71
Residential mortgage loans (90 days or more past due)	157	38	119	143	22	121
Corporate loans (90 days or more past due)	873	873	-	150	150	-

Total loans receivable at fair value	1,796	1,632	163	1,258	1,066	192
Variable interest entity notes	1,941	1,140	801	2,449	1,351	1,098
Medium-term notes	177	127	51	158	101	57

The difference between the contractual outstanding principal and the fair values on loans receivable, VIE notes and MTNs, in the preceding table, are primarily attributable to credit risk. This is due to the high rate of defaults on loans and the collateral supporting the VIE notes and the nonperformance risk of the Company on its MTNs, which resulted in depressed pricing of the financial instruments.

Note 7: Investments

Investments, excluding those elected under the fair value option, include debt and equity securities classified as either AFS or HTM. Other AFS investments primarily comprise money market funds.

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and OTTI for AFS and HTM investments in the Company’s consolidated investment portfolio as of September 30, 2017 and December 31, 2016:

	September 30, 2017
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$785	$32	$(5)	$812	$-
State and municipal bonds	1,054	65	(6)	1,113	-
Foreign governments	8	-	-	8	-
Corporate obligations	1,489	28	(75)	1,442	(64)
Mortgage-backed securities:
Residential mortgage-backed agency	699	2	(8)	693	-
Residential mortgage-backed non-agency	38	2	(4)	36	-
Commercial mortgage-backed	49	-	-	49	-
Asset-backed securities:
Collateralized debt obligations	70	-	-	70	-
Other asset-backed	311	1	-	312	1

Total fixed-maturity investments	4,503	130	(98)	4,535	(63)
Money market securities	267	-	-	267	-
Perpetual debt and equity securities	4	1	-	5	-

Total AFS investments	$4,774	$131	$(98)	$4,807	$(63)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$890	$7	$-	$897	$-

Total HTM investments	$890	$7	$-	$897	$-

(1) -	Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

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

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of September 30, 2017. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$508	$509	$-	$-
Due after one year through five years	874	883	-	-
Due after five years through ten years	684	635	-	-
Due after ten years	1,270	1,348	890	897
Mortgage-backed and asset-backed	1,167	1,160	-	-

Total fixed-maturity investments	$4,503	$4,535	$890	$897

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of September 30, 2017 and December 31, 2016 was $10 million and $11 million, respectively. These deposits are required to comply with state insurance laws.

Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of September 30, 2017 and December 31, 2016, the fair value of securities pledged as collateral for these investment agreements approximated $380 million and $416 million, respectively. The Company’s collateral as of September 30, 2017 consisted principally of U.S. Treasury and government agency and state and municipal bonds, and was primarily held with major U.S. banks. Additionally, the Company pledged cash and money market securities as collateral under investment agreements of $1 million and $6 million as of September 30, 2017 and December 31, 2016.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$279	$(2)	$87	$(3)	$366	$(5)
State and municipal bonds	162	(3)	53	(3)	215	(6)
Foreign governments	4	-	-	-	4	-
Corporate obligations	388	(4)	135	(71)	523	(75)
Mortgage-backed securities:
Residential mortgage-backed agency	344	(4)	140	(4)	484	(8)
Residential mortgage-backed non-agency	9	-	15	(4)	24	(4)
Commercial mortgage-backed	25	-	6	-	31	-
Asset-backed securities:						-
Collateralized debt obligations	5	-	-	-	5	-
Other asset-backed	149	-	2	-	151	-

Total AFS investments	$1,365	$(13)	$438	$(85)	$1,803	$(98)

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$432	$(10)	$-	$-	$432	$(10)
State and municipal bonds	339	(13)	18	(2)	357	(15)
Foreign governments	5	-	-	-	5	-
Corporate obligations	534	(29)	52	(73)	586	(102)
Mortgage-backed securities:
Residential mortgage-backed agency	436	(9)	122	(3)	558	(12)
Residential mortgage-backed non-agency	1	-	29	(6)	30	(6)
Commercial mortgage-backed	6	-	15	-	21	-
Asset-backed securities:
Collateralized debt obligations	7	-	15	-	22	-
Other asset-backed	112	(1)	49	(2)	161	(3)

Total AFS investments	$1,872	$(62)	$300	$(86)	$2,172	$(148)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$-	$-	$876	$(14)	$876	$(14)

Total HTM investments	$-	$-	$876	$(14)	$876	$(14)

Gross unrealized losses on AFS investments decreased as of September 30, 2017 compared with December 31, 2016 primarily due to tightening credit spreads and lower long-term interest rates. Gross unrealized losses on HTM investments decreased as of September 30, 2017 compared with December 31, 2016 primarily due to tightening credit spreads.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of September 30, 2017 and December 31, 2016 was 15 and 22 years, respectively. As of September 30, 2017 and December 31, 2016, there were 59 and 46 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 27 and 12 securities, respectively, were below book value by more than 5%.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of September 30, 2017:

	AFS Securities			HTM Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	21	$136	$126	-	$-	$-
> 15% to 25%	2	15	12	-	-	-
> 25% to 50%	1	1	-	-	-	-
> 50%	3	101	37	-	-	-

Total	27	$253	$175	-	$-	$-

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of September 30, 2017 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

Other-Than-Temporary Impairments

The Company’s fixed-maturity securities for which fair value is less than amortized cost are reviewed quarterly in order to determine whether a credit loss exists. The portion of certain OTTI losses on fixed-maturity securities that does not represent credit losses is recognized in AOCI. Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the Company’s policy for OTTI and its determination of credit loss. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the OTTI losses was recognized in AOCI, and the corresponding changes in such amounts. The additional credit loss impairment for the nine months ended September 30, 2017 was primarily related to municipal bonds for which a loss was recognized as the difference between their amortized cost and their fair values in the second quarter of 2017. This OTTI resulted from liquidity concerns, recent credit rating downgrades and other adverse financial conditions of the issuer. The reduction from credit loss impairment for the three and nine months ended September 30, 2017 was primarily related to municipal bonds previously impaired which were further impaired to fair value during the third quarter of 2017.

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2017	2016	2017	2016
Beginning balance	$42	$26	$29	$26
Additions for credit loss impairments recognized in the current period on securities not previously impaired	-	-	11	-
Additions for credit loss impairments recognized in the current period on securities previously impaired	2	-	4	-
Reductions for credit loss impairments previously recognized on securities sold during the period	(2)	-	(2)	-
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period	(11)	-	(11)	-

Ending balance	$31	$26	$31	$26

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The Company does not recognize OTTI on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of September 30, 2017 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (2)
Mortgage-backed:
MBIA(1)	$15	$(4)	$16
Corporate obligations:
MBIA(1)	13	(1)	-
Other:
Other	2	-	-

Total	$30	$(5)	$16

(1) -	Includes investments insured by MBIA Corp. and National.

(2) -	Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

Sales of Available-for-Sale Investments

Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Proceeds from sales	$312	$848	$1,300	$1,785
Gross realized gains	$5	$33	$24	$70
Gross realized losses	$(5)	$-	$(9)	$(18)

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

International and Structured Finance Insurance

The Company has entered into derivative instruments to provide financial guarantee insurance to structured finance transactions that do not qualify for the financial guarantee scope exception and, therefore, are accounted for as derivatives. These insured CDS contracts, primarily referencing CMBS and ABS, are intended to be held for the entire term of the contract unless a settlement with the counterparty is negotiated. The Company no longer insures new CDS contracts except for transactions related to the restructuring or reduction of existing derivative exposure. The Company’s derivative exposure within its international and structured finance insurance segment also includes insured interest rate and inflation-linked swaps related to insured debt issues.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of September 30, 2017 and December 31, 2016. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

$ in millions	As of September 30, 2017
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	3.0 Years	$-	$-	$115	$-	$137	$252	$(74)
Insured swaps	15.6 Years	-	125	1,903	847	20	2,895	(2)

Total notional		$-	$125	$2,018	$847	$157	$3,147

Total fair value		$-	$-	$(1)	$(1)	$(74)		$(76)

$ in millions	As of December 31, 2016
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	3.8 Years	$-	$-	$115	$-	$473	$588	$(64)
Insured swaps	15.7 Years	-	137	2,146	732	20	3,035	(2)
Insured swaps — held for sale	14.3 Years	-	-	-	420	-	420	-

Total notional		$-	$137	$2,261	$1,152	$493	$4,043

Total fair value		$-	$-	$(1)	$(1)	$(64)		$(66)

Internal credit ratings assigned by MBIA on the underlying collateral are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on CDS contracts are estimated as the notional value plus any additional debt service costs, such as interest or other amounts owing on CDS contracts. The maximum amount of future debt service payments that MBIA may be required to make under these guarantees as of September 30, 2017 is $282 million. The maximum potential amount of future payments (undiscounted) on insured swaps are estimated as the notional value of such contracts.

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

Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of September 30, 2017, the Company did not hold or post cash collateral to derivative counterparties. As of December 31, 2016, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $1 million. All of the $1 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities. As of September 30, 2017 and December 31, 2016, the Company had securities with a fair value of $250 million and $276 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

As of September 30, 2017 and December 31, 2016, the fair value on one Credit Support Annex (“CSA”) was $3 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of September 30, 2017 and December 31, 2016, the counterparty was rated A1 by Moody’s and A by S&P.

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

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of September 30, 2017:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$252	Other assets	$-	Derivative liabilities	$(74)
Insured swaps	2,895	Other assets	-	Derivative liabilities	(2)
Interest rate swaps	749	Other assets	3	Derivative liabilities	(204)
Interest rate swaps-embedded	419	Medium-term notes	2	Medium-term notes	(14)
Currency swaps-VIE	63	Other assets-VIE	13	Derivative liabilities-VIE	-
All other	49	Other assets	-	Derivative liabilities	(4)
All other-embedded	1	Other investments	-	Other investments	(1)

Total non-designated derivatives	$4,428		$18		$(299)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2017 and 2016:

In millions
Derivatives Not Designated as		Three Months Ended September 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2017	2016
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$6	$20
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(7)	(4)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	(1)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	4	4
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	-	2

Total		$-	$21

The following table presents the effect of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2017 and 2016:

In millions
Derivatives Not Designated as		Nine Months Ended September 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2017	2016
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(10)	$-
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(41)	(20)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(8)	(86)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	-	8
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(6)	3
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(19)	(1)

Total		$(84)	$(96)

Note 9: Debt

The Company has disclosed its debt in “Note 10: Debt” in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The following debt discussion is an update and should be read in conjunction with the Company’s Annual Report on Form 10-K.

Other Borrowing Arrangements

MBIA Corp. Financing Facility

In connection with the Zohar II Claim in January of 2017, MBIA Corp. entered into the Facility. The initial outstanding principal amount of the Facility was $366 million, of which, $38 million of subordinated financing was provided by MBIA Inc. and eliminated in consolidation. As of September 30, 2017, the consolidated outstanding amount of the Facility was $322 million and included in “Variable interest entity notes” which is presented in “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. Under the Facility, MBIA Inc. has agreed to provide an additional $50 million subordinated financing to MZ Funding, which MZ Funding would then lend to MBIA Corp., if needed by MBIA Insurance Corporation for liquidity purposes. The Facility is secured by a first priority security interest in all of MBIA Corp.’s right, title and interest in the recovery of its claims from the assets of Zohar I and Zohar II which include, among other things, loans made to, and equity interests in, companies purportedly controlled by the Zohar Sponsor and any claims that the Company may have against the Zohar Sponsor. MBIA Corp. was obligated to pay a commitment fee of $10 million for this facility. The Facility matures on January 20, 2020 and bears interest at 14% per annum. If funds received from MBIA Corp. under the Facility are insufficient to pay interest on interest payment dates, MZ Funding may elect to pay interest in kind, which increases the outstanding principal amount.

Note 10: Income Taxes

The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Income (loss) before income taxes	$(273)	$55	$(603)	$(101)
Provision (benefit) for income taxes	$(6)	$24	$965	$(28)
Effective tax rate	2.2%	43.6%	-160.0%	27.7%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Income Taxes (continued)

For the nine months ended September 30, 2017, the Company’s effective tax rate applied to its loss before income taxes is less than the U.S. statutory tax rate primarily due to a full valuation allowance against its net deferred tax asset. For the nine months ended September 30, 2016, the Company’s effective tax rate applied to its loss before income taxes is less than the U.S. statutory effective tax rate primarily due to a foreign tax credit adjustment, partially offset by the fluctuation of the value of nontaxable warrants issued by the Company and tax exempt interest income.

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

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of September 30, 2017 and December 31, 2016 are presented in the following table:

	As of
In millions	September 30, 2017	December 31, 2016
Deferred tax liabilities:
Unearned premium revenue	$139	$143
Deferral of cancellation of indebtedness income	28	46
Deferred acquisition costs	34	42
Net gains on financial instruments at fair value and foreign exchange	-	4
Net unrealized gains in accumulated other comprehensive income	10	-
Partnership basis difference	29	36
Basis difference in foreign subsidiaries	1	64
Net deferred taxes on VIEs	13	-
Other	28	27

Total gross deferred tax liabilities	282	362

Deferred tax assets:
Compensation and employee benefits	15	19
Accrued interest	208	177
Loss and loss adjustment expense reserves	121	142
Net operating loss	996	929
Foreign tax credits	62	7
Other-than-temporary impairments	28	4
Net unrealized losses on insured derivatives	28	29
Net losses on financial instruments at fair value and foreign exchange	30	-
Net unrealized losses in accumulated other comprehensive income	-	6
Alternative minimum tax credit carryforward	30	26

Total gross deferred tax assets	1,518	1,339

Valuation allowance	1,236	7

Net deferred tax asset	$-	$970

On June 26, 2017, S&P downgraded the financial strength rating of National, which led the Company to cease its efforts to actively pursue writing new financial guarantee business. In addition to National’s cessation of new business activity, there was an increase in loss and LAE due to changes in assumptions on certain Puerto Rico credits. As a result of the increase in loss and LAE, the Company has a three-year cumulative loss, which is considered significant negative evidence in the assessment of its ability to use its deferred tax assets. In addition, the Company considered all available positive and negative evidence as required by GAAP, to estimate if sufficient taxable income will be generated to use its deferred tax assets. After considering all positive and negative evidence, including the Company’s inability to objectively identify and forecast future sources of taxable income, the Company concluded in the second quarter of 2017 it did not have sufficient positive evidence to support its ability to use its deferred tax assets before they would expire. Accordingly, the Company has a full valuation allowance against its net deferred tax asset of $1.2 billion in the nine months ended September 30, 2017. The Company will continue to analyze the valuation allowance on a quarterly basis.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Income Taxes (continued)

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in unrecognized tax benefits (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of September 30, 2017 and December 31, 2016, the Company had no UTB.

Federal income tax returns through 2011 have been examined or surveyed.

As of September 30, 2017, the Company’s net operating loss (“NOL”) is approximately $2.8 billion. The NOL will expire between tax years 2031 through 2037. As of September 30, 2017, the Company has a foreign tax credit carryforward of $62 million, which will expire between tax years 2019 through 2027. As of September 30, 2017, the Company has an alternative minimum tax credit carryforward of $30 million, which does not expire.

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

Segments Results

The following tables provide the Company’s segment results for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$70	$7	$10	$-		$87
Net change in fair value of insured derivatives	-	-	(1)	-		(1)
Net gains (losses) on financial instruments at fair value and foreign exchange	2	(15)	2	-		(11)
Net investment losses related to other-than-temporary impairments	(71)	-	-	-		(71)
Net gains (losses) on extinguishment of debt	-	1	-	-		1
Other net realized gains (losses)	(1)	(1)	1	-		(1)
Revenues of consolidated VIEs	-	-	29	-		29
Inter-segment revenues(2)	4	15	11	(30)		-

Total revenues	4	7	52	(30)		33
Losses and loss adjustment	141	-	64	-		205
Operating	8	14	7	-		29
Interest	-	22	28	-		50
Expenses of consolidated VIEs	-	-	22	-		22
Inter-segment expenses(2)	16	-	14	(30)		-

Total expenses	165	36	135	(30)		306

Income (loss) before income taxes	(161)	(29)	(83)	-		(273)
Provision (benefit) for income taxes	(55)	(1)	1	49		(6)

Net income (loss)	$(106)	$(28)	$(84)	$(49)		$(267)

Identifiable assets	$5,051	$1,205	$5,320	$(2,032)	(3)	$9,544

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3) -	Consists of intercompany reinsurance balances and repurchase agreements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Business Segments (continued)

	Three Months Ended September 30, 2016
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$84	$6	$48	$-		$138
Net change in fair value of insured derivatives	-	-	16	-		16
Net gains (losses) on financial instruments at fair value and foreign exchange	31	(2)	9	-		38
Other net realized gains (losses)	-	(2)	-	-		(2)
Revenues of consolidated VIEs	-	-	13	-		13
Inter-segment revenues(2)	6	15	12	(33)		-

Total revenues	121	17	98	(33)		203
Losses and loss adjustment	28	-	22	-		50
Operating	9	16	17	-		42
Interest	-	22	27	-		49
Expenses of consolidated VIEs	-	-	7	-		7
Inter-segment expenses(2)	18	2	13	(33)		-

Total expenses	55	40	86	(33)		148

Income (loss) before income taxes	66	(23)	12	-		55
Provision (benefit) for income taxes	22	(8)	7	3		24

Net income (loss)	$44	$(15)	$5	$(3)		$31

Identifiable assets	$5,343	$2,407	$7,020	$(2,983)	(3)	$11,787

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3) -	Consists of intercompany deferred income taxes, reinsurance balances and repurchase agreements.

The following tables provide the Company’s segment results for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$200	$23	$54	$-		$277
Net change in fair value of insured derivatives	-	-	(51)	-		(51)
Net gains (losses) on financial instruments at fair value and foreign exchange	20	(54)	(21)	-		(55)
Net investment losses related to other-than-temporary impairments	(84)	-	-	-		(84)
Net gains (losses) on extinguishment of debt	-	9	-	-		9
Other net realized gains (losses)	(1)	(3)	40	-		36
Revenues of consolidated VIEs	-	-	50	-		50
Inter-segment revenues(2)	14	46	31	(91)		-

Total revenues	149	21	103	(91)		182
Losses and loss adjustment	310	-	159	-		469
Operating	34	46	25	-		105
Interest	-	66	82	-		148
Expenses of consolidated VIEs	-	-	63	-		63
Inter-segment expenses(2)	47	2	42	(91)		-

Total expenses	391	114	371	(91)		785

Income (loss) before income taxes	(242)	(93)	(268)	-		(603)
Provision (benefit) for income taxes	(86)	1,069	1,143	(1,161)		965

Net income (loss)	$(156)	$(1,162)	$(1,411)	$1,161		$(1,568)

Identifiable assets	$5,051	$1,205	$5,320	$(2,032)	(3)	$9,544

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3) -	Consists of intercompany reinsurance balances and repurchase agreements.

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

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Total premiums earned:
United States	$46	$59	$122	$176
United Kingdom	-	6	1	20
Europe (excluding United Kingdom)	-	1	1	4
Internationally diversified	-	3	1	3
Other Americas	7	6	19	20
Asia	-	1	-	2
Other	-	1	2	3

Total	$53	$77	$146	$228

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

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except per share amounts	2017	2016	2017	2016
Basic earnings per share:
Net income (loss)	$(267)	$31	$(1,568)	$(73)
Less: undistributed earnings allocated to participating securities	-	1	-	-

Net income (loss) available to common shareholders	(267)	30	(1,568)	(73)

Basic weighted average shares (1)	123.0	131.6	126.6	133.4
Net income (loss) per basic common share:	$(2.17)	$0.23	$(12.38)	$(0.55)

Diluted earnings per share:
Net income (loss)	$(267)	$31	$(1,568)	$(73)
Less: undistributed earnings allocated to participating securities	-	1	-	-

Net income (loss) available to common shareholders	(267)	30	(1,568)	(73)

Basic weighted average shares (1)	123.0	131.6	126.6	133.4
Effect of common stock equivalents:
Stock options	-	0.4	-	-

Diluted weighted average shares	123.0	132.0	126.6	133.4

Net income (loss) per diluted common share:	$(2.17)	$0.23	$(12.38)	$(0.55)

Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	14.4	16.1	14.4	17.3

(1) -	Includes 0.3 million and 0.9 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three months ended September 30, 2017 and 2016, respectively. Includes 0.3 million and 0.9 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the nine months ended September 30, 2017 and 2016, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the nine months ended September 30, 2017:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Total
Balance, December 31, 2016	$6	$(134)	$(128)

Other comprehensive income (loss) before reclassifications	17	125	142	(1)
Amounts reclassified from AOCI	1	-	1

Total other comprehensive income (loss)	18	125	143

Balance, September 30, 2017	$24	$(9)	$15

(1) -	Includes items included in the Company’s loss calculation to adjust the carrying value of MBIA UK to its fair value less costs to sell for the year ended December 31, 2016. The sale was completed in January of 2017 and as such, these amounts included in AOCI were reversed and included in the Sale Transaction.

The following table presents the details of the reclassifications from AOCI for the three and nine months ended September 30, 2017 and 2016:

In millions	Amounts Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI Components	2017	2016	2017	2016	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$-	$1	$6	$(3)	Net gains (losses) on financial instruments at fair value and foreign exchange
OTTI	(4)	-	(6)	-	Net investment losses related to OTTI
Amortization on securities	(1)	-	(2)	(4)	Net investment income

	(5)	1	(2)	(7)	Income (loss) before income taxes
	-	1	(1)	(2)	Provision (benefit) for income taxes

Total reclassifications for the period	$(5)	$-	$(1)	$(5)	Net income (loss)

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

Litigation

MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.; Index No. 603751/2009 (N.Y. Sup. Ct., N.Y. County)

Expert discovery concluded in March of 2016. Oral argument before the Appellate Division of the Supreme Court, First Judicial Department on the parties’ cross-appeals from the court’s March 31, 2017 decision and order on the parties’ summary judgment motions took place on October 24, 2017.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 14: Commitments and Contingencies (continued)

Lynn Tilton and Patriarch Partners XV, LLC v. MBIA Inc. and MBIA Insurance Corp. v.; Index No.68880/2015 (N.Y. Sup. Ct., County of Westchester)

On November 2, 2015, Lynn Tilton and Patriarch Partners XV, LLC filed a complaint in New York State Supreme Court, Westchester County, against MBIA Inc. and MBIA Corp., alleging fraudulent inducement and related claims arising from purported promises made in connection with insurance policies issued by MBIA Corp. on certain collateralized loan obligations managed by Ms. Tilton and affiliated Patriarch entities, and seeking damages. The plaintiffs filed an amended complaint on January 15, 2016. On December 27, 2016, Justice Alan D. Scheinkman granted in part and denied in part MBIA’s motion to dismiss. On January 17, 2017, MBIA filed its answer. Discovery concluded in October 2017 and a Trial Readiness Conference was held on November 3, 2017, at which the Court set a schedule for the briefing of summary judgment motions.

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

Assured Guaranty Corp. et al. v. Commonwealth of Puerto Rico et al., Case No. 3:17-cv-01578 (D.P.R. May 3, 2017) (Swain, J.)

On May 3, 2017, the Financial Oversight and Management Board filed a petition under Title III of PROMESA to adjust the debts of Puerto Rico. On the same day, National, together with Assured Guaranty Corp. and Assured Guaranty Municipal Corp., filed an adversary complaint in the case commenced by the Title III filing, alleging that the Fiscal Plan and the Fiscal Plan Compliance Act, signed into law by the Governor of Puerto Rico on April 29, 2017, violate PROMESA and the United States Constitution. On October 6, 2017, National, together with the other plaintiffs in the filing, voluntarily dismissed without prejudice the above referenced adversary complaint.

The Bank of New York Mellon v. Puerto Rico Sales Tax Financing Corporation, et al., Case No. 17-133-LTS (D.P.R. May 16, 2017) (Swain, J.)

On May 16, 2017, the Bank of New York Mellon, as trustee for COFINA, filed an adversary complaint seeking an interpleader and declaratory relief relating to conflicting directions from multiple stakeholders regarding alleged events of default. National has intervened in this matter. Given the complexity of the issues, the judge granted Bank of New York’s interpleader request ordering a freeze on disbursements to all bondholders and temporarily setting aside the funds until the dispute can be resolved between the parties. Under a scheduling order, discovery is underway and motions for summary judgment and opening briefs were due by November 6, 2017.

Assured Guaranty Corp. et al. v. Commonwealth of Puerto Rico et al., Case No. 17 BK 3567-LTS (D.P.R. June 3, 2017) (Swain, J.)

On May 21, 2017, the Oversight Board filed a petition under Title III of PROMESA to adjust the debts for the Puerto Rico Highways & Transportation Authority (“PRHTA”). On June 3, 2017, National, together with Assured Guaranty Corp. and Assured Guaranty Municipal Corp. and Financial Guaranty Insurance Company, filed an adversary complaint in the case commenced by the Title III filing, alleging that the Commonwealth and PRHTA are unlawfully diverting pledged special revenues from the payment of certain PRHTA bonds to the Commonwealth’s General Fund. Motions to dismiss were filed on June 28, 2017, and the hearing will be on November 21, 2017.

National Public Finance Guarantee Corp. et al. v. The Financial Oversight and Mgmt. Bd. et al., Case No. 3:17-cv-01882 (D.P.R. June 26, 2017) (Besosa, J.)

On June 26, 2017, National, together with Assured Guaranty Corp. and Assured Guaranty Municipal Corp., filed a complaint against the Oversight Board, its chairman and certain of its members seeking declaratory, injunctive and mandamus relief requiring the Oversight Board to comply with certain of its obligations under PROMESA. On July 17, 2017, National, again joined by Assured Guaranty Corp. and Assured Guaranty Municipal Corp., filed an amended complaint against the Oversight Board, its chairman, and certain of its members in their official and individual capacities, seeking declaratory relief under PROMESA and asserting a claim for nominal damages against the individual defendants for tortious interference with the PREPA Restructuring Support Agreement. By order of the Court date August 7, 2017, the litigation was stayed.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 14: Commitments and Contingencies (continued)

National Public Finance Guarantee Corp. et al. v. The Financial Oversight and Mgmt. Bd. et al., Case No. 17 BK-04780 (D.P.R. August 7, 2017)

On August 7, 2017, National, together with Assured Guaranty Corp. , Assured Guaranty Municipal Corp., f/k/a Financial Security Assurance Inc., National Public Finance Guarantee Corporation, the Ad Hoc Group of PREPA Bondholders, and Syncora Guarantee Inc. filed an adversary complaint under Title III of PROMESA against PREPA, Financial Oversight and Management Board for Puerto Rico, Puerto Rico Fiscal Agency and Financial Advisory Authority, et al to enforce Plaintiffs’ contractual interest and constitutional right to revenues that PREPA pledged to bondholders but has thus far refused to turn over. Plaintiffs seek a declaration that Defendants have violated sections 922(d) and 928(a) of the Bankruptcy Code, and that efforts to compel Defendants to apply such revenues to pay for debt service on the Bonds are not stayed as provided under section 922(d) of the Bankruptcy Code. Plaintiffs also seek a declaration that, pursuant to sections 922(d) and 928 of the Bankruptcy Code as incorporated into PROMESA, PREPA is only authorized to use Revenues to pay for current operating expenses in the current time period, not for future expenses that may be deferred to or payable at a later date. In addition to declaratory relief, Plaintiffs also seek injunctive relief prohibiting Defendants from taking or causing to be taken any action that would further violate sections 922(d) and 928(a) of the Bankruptcy Code and ordering Defendants to remit Revenues for the uninterrupted and timely payment of debt service on the Bonds in accordance with sections 922(d) and 928(a) of the Bankruptcy Code. On October 13, 2017, National, together with the other plaintiffs in the filing, voluntarily dismissed without prejudice the above referenced adversary complaint.

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

Lease Commitments

The Company has a lease agreement for its headquarters in Purchase, New York as well as other immaterial leases for offices in New York, New York and San Francisco, California. The Purchase, New York initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense has been recognized on a straight-line basis since the second quarter of 2014. As of September 30, 2017, total future minimum lease payments remaining on this lease were $37  million.

Note 15: Subsequent Events

Refer to “Note 14: Commitments and Contingencies” for information about legal proceedings that occurred after September 30, 2017.

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

On August 10, 2017, the Company’s Board of Directors elected William C. Fallon to the position of Chief Executive Officer (“CEO”) of MBIA Inc., effective September 15, 2017, bringing to conclusion MBIA Inc.’s long term succession plan, which has been implemented over the past two years. MBIA Inc.’s previous CEO, Jay Brown, stepped down as CEO effective September 15, 2017. Mr. Brown plans to conclude his service on the MBIA Inc. Board of Directors as of the 2018 Annual Shareholder meeting in May of 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except per share amounts	2017	2016	2017	2016
Net income (loss)	$(267)	$31	$(1,568)	$(73)
Net income (loss) per diluted share	$(2.17)	$0.23	$(12.38)	$(0.55)
Combined operating income (1)	$(113)	$5	$(243)	$36
Combined operating income per diluted share(1)	$(0.91)	$0.04	$(1.93)	$0.28
Cost of shares repurchased	$25	$-	$100	$105

(1) -	Combined operating income (loss) and combined operating income (loss) per diluted share are non-GAAP measures. Refer to the following “Results of Operations” section for a discussion of operating income (loss) and operating income (loss) per diluted share and a reconciliation of GAAP net income to operating income (loss) and GAAP net income (loss) per diluted share to operating income (loss) per diluted share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

In millions except per share amounts	As of September 30, 2017	As of December 31, 2016
Shareholders’ equity of MBIA Inc.	$1,708	$3,227
Book value per share	13.88	23.87
Adjusted book value per share(1)	24.81	31.88

(1) -	Adjusted book value per share is a non-GAAP measure. Refer to the following “Results of Operations” section for a discussion of adjusted book value and a reconciliation of GAAP book value per share to adjusted book value per share.

Nine Months Ended September 30, 2017 Key Events

•

On June 26, 2017, S&P downgraded the financial strength rating of National from AA- with a stable outlook to A with a stable outlook. As a result of this downgrade, at this time, National has ceased its efforts to actively pursue writing new insurance policies and initiated cost savings measures by reducing our headcount by approximately 20%. Operating expenses for the nine months ended September 30, 2017 include $8 million of costs associated with the headcount reduction. Refer to the “U.S. Public Finance Insurance” section for additional information on the U.S. public finance insurance business.

•

During the nine months ended September 30, 2017, we recorded a tax expense of $1.2 billion to establish a full valuation allowance against our net deferred tax asset. The full valuation allowance resulted from our conclusion that, at this time, we do not have sufficient positive evidence required by accounting principles generally accepted in the United States of America (“GAAP”) to support our ability to use our net deferred tax asset before it expires. Refer to the following “Taxes” section and “Note 10: Income Taxes” in the Notes to Consolidated Financial Statements for further information about this valuation allowance on our net deferred tax asset. Notwithstanding the establishment of the valuation allowance on our net deferred tax asset, the Company believes that it will still be able to derive economic benefit overtime from its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National and potential future sources of taxable income to be identified by the Company. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future.

•

Completed the sale of MBIA UK and secured financing which enabled MBIA Corp. to satisfy a claim of $770 million on an insurance policy insuring certain notes issued by Zohar II 2005-1, Limited (“Zohar II”). Refer to the following “Results of Operations” and “Liquidity” sections for a further discussion of the sale of MBIA UK and the financing facility.

•

On January 1, 2017 and July 1, 2017, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $242 million as a result. As of September 30, 2017, National had $3.4 billion of gross insured par outstanding ($3.9 billion of gross insured par outstanding when including accreted interest on insured capital appreciation bonds (“CABs”)) related to Puerto Rico. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

•

On September 28, 2017, MBIA Inc., on behalf of its subsidiaries, National and MBIA Corp., provided notice to Moody’s Investors Services (“Moody’s”) terminating the agreement by which Moody’s agreed to provide financial strength ratings to MBIA Inc., National and MBIA Corp. Also on September 28, 2017, National provided notice to Kroll Bond Rating Agency (“Kroll”) terminating the agreement by which Kroll agreed to provide a financial strength rating to National. These termination notices were effective in October of 2017.

Economic and Financial Market Trends

The U.S. economy continued to improve during the third quarter of 2017. The labor market strengthened and economic activity has been increasing moderately. In addition, U.S. home prices across the country have maintained a positive trajectory over the past twelve months and there has been an increase in business investment. While gross domestic product increased during the quarter, it was tempered by the effects of the hurricanes.

The Federal Open Market Committee (“FOMC”) decided to maintain its target for the federal funds rate in September and November of 2017, however, there is an expectation of a rate increase in December of 2017. The FOMC stated that it will continue to monitor economic conditions relative to its objectives of maximum employment and 2% inflation as they work to a path towards a relatively gradual normalization of rates. Congress is turning their focus to tax reform. Congress will also maintain an emphasis on a reduction in regulation and an increase in infrastructure spending throughout the remainder of 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except for share and per share amounts	2017	2016	2017	2016
Total revenues	$33	$203	$182	$353
Total expenses	306	148	785	454

Income (loss) before income taxes	(273)	55	(603)	(101)
Provision (benefit) for income taxes	(6)	24	965	(28)

Net income (loss)	$(267)	$31	$(1,568)	$(73)

Net income (loss) per common share:
Basic	$(2.17)	$0.23	$(12.38)	$(0.55)
Diluted	$(2.17)	$0.23	$(12.38)	$(0.55)
Weighted average number of common shares outstanding:
Basic	122,967,924	131,633,411	126,643,642	133,368,752
Diluted	122,967,924	132,042,067	126,643,642	133,368,752

Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016

The decrease in consolidated total revenues was primarily due to an increase in net investment losses related to other-than-temporary impairments (“OTTI”), a decrease in net gains on the sales of investments, lower net premiums earned due to higher refunding activity in 2016 and run-off of the portfolio and foreign exchange losses on Euro denominated liabilities due to the weakening of the U.S. dollar. The increase in OTTI related to several impaired securities for which a loss was recognized as the difference between their amortized cost and their fair values.

Consolidated total expenses for the three months ended September 30, 2017 and 2016 included $205 million and $50 million, respectively, of net insurance loss and LAE. This increase was principally due to losses incurred on certain Puerto Rico exposures and decreases in projected collections from mortgage insurance included in the Company’s excess spread within its second-lien residential mortgage-backed securities (“RMBS”) transactions from the settlement of litigation regarding insurance coverage involving Old Republic Insurance Corporation, Bank of America, N.A. and The Bank of New York Mellon.

Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016

The decrease in consolidated total revenues was primarily due to an increase in net investment losses related to OTTI, lower net premiums earned due to higher refunding activity in 2016 and run-off of the portfolio and a decrease in net gains on the sales of investment, partially offset by a realized gain related to the settlement of litigation and a gain from the consolidation of a variable interest entity (“VIE”).

Consolidated total expenses for the nine months ended September 30, 2017 and 2016 included $469 million and $149 million, respectively, of net insurance loss and LAE. This increase was principally due to losses incurred on certain Puerto Rico exposures and insured first-lien RMBS.

Provision (benefit) for income taxes

The provision (benefit) for income taxes increased for the nine months ended September 30, 2017 compared with the same period of 2016 primarily due to the establishment of a full valuation allowance against the Company’s net deferred tax asset. Refer to the following “Taxes” section and “Note 10: Income Taxes” in the Notes to Consolidated Financial Statements for further information about this valuation allowance on our net deferred tax asset.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our combined operating income (loss) and operating income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to operating income (loss) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
In millions except share and per share amounts	2017		2016		2017		2016
Net income (loss)	$(267)		$31		$(1,568)		$(73)
Less: operating income adjustments:
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(83)		12		(268)		(136)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments(1)	13		10		29		(50)
Foreign exchange gains (losses)(1)	(18)		(6)		(57)		(24)
Net gains (losses) on sales of investments(1)	(1)		32		14		51
Net investment losses related to OTTI	(71)		-		(84)		(1)
Net gains (losses) on extinguishment of debt	1		-		9		5
Other net realized gains (losses)	(1)		(2)		(3)		(4)
Operating income adjustment to the (provision) benefit for income tax(2)	6		(20)		(965)		50

Operating income (loss)	$(113)		$5		$(243)		$36

Operating income (loss) per diluted common share	(0.91)	(3)	0.04	(3)	(1.93)	(3)	0.28	(4)

(1) -	Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(3) -	Operating income (loss) per diluted common share is calculated by taking operating income (loss) divided by the GAAP weighted average number of diluted common shares outstanding.

(4) -	Operating income (loss) per diluted common share is calculated by taking operating income (loss) divided by the weighted average number of diluted common shares outstanding, which includes GAAP diluted weighted average number of common shares of 133,368,752 and the dilutive effect of common stock equivalents of 482,112 shares.

Adjusted Book Value

In addition to book value per share, we also analyze adjusted book value (“ABV”) per share, a non-GAAP measure. We consider ABV a measure of fundamental value of the Company and the change in ABV an important measure of financial performance. ABV adjusts GAAP book value to remove the legal entity book value of MBIA Corp., but includes all deferred taxes available to the Company. As of September 30, 2017, the Company established a full valuation allowance against its net deferred tax asset which reduced its book value per share. In addition, ABV adjusts for certain items which the Company believes will reverse from GAAP book value through GAAP earnings and other comprehensive income, as well as add in the impact of certain items which the Company believes will be realized in GAAP book value in future periods. The Company has limited such adjustments to those items that it deems to be important to fundamental value and performance and for which the likelihood and amount can be reasonably estimated. We have presented ABV to allow investors and analysts to evaluate the Company using the same measure that MBIA’s management regularly uses to measure financial performance and value. ABV is not a substitute for and should not be viewed in isolation of GAAP book value, and our definition of ABV may differ from that used by other companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of September 30, 2017, ABV per share was $24.81, a decrease from $31.88 as of December 31, 2016. The decrease in ABV per share was primarily driven by the establishment of a full valuation allowance on the Company’s net deferred tax asset and losses incurred on certain Puerto Rico exposures, partially offset by a decrease in common shares outstanding from the share repurchases made by the Company during the nine months ended September 30, 2017. The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

In millions except share and per share amounts	As of September 30, 2017	As of December 31, 2016
Total shareholders’ equity of MBIA Inc.	$1,708	$3,227
Common shares outstanding	123,109,464	135,200,831
Book value per share	$13.88	$23.87
Reverse book value of the MBIA Corp. legal entity(1)	7.21	5.07

Book value after MBIA Corp. legal entity adjustment	21.09	28.94
Other book value adjustments:
Reverse net unrealized (gains) losses included in other comprehensive income (loss)	(0.16)	0.24
Add net unearned premium revenue(2)	3.88	4.31
Add tax effect on unrealized (gains) losses and unearned premium revenue (3)	-	(1.61)

Total other book value adjustments per share	3.72	2.94

Adjusted book value per share	$24.81	$31.88

(1) -	The book value of the MBIA Corp. legal entity does not provide significant economic or shareholder value to MBIA Inc.

(2) -	Consists of financial guarantee premiums, net of deferred acquisition costs. The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

(3) -	As of September 30, 2017, ABV per share was adjusted by applying a zero effective tax rate to the book value adjustments.

U.S. Public Finance Insurance

Our U.S. public finance insurance business is primarily conducted through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of September 30, 2017, National had total insured gross par outstanding of $82.1 billion.

National’s ability to write new business and to compete with other financial guarantors is largely dependent on the financial strength ratings assigned to National by Kroll, S&P and Moody’s. On June 26, 2017, S&P downgraded the rating of National from AA- with a stable outlook to A with a stable outlook. S&P noted that the downgrade of National was based on its view that National has not gained wide market acceptance as demonstrated by its low new business volume. However, National continues to believe it maintains AAA capital adequacy under the S&P model. At the current S&P rating, it is difficult for National to compete with higher-rated competitors, therefore, at this time, we have ceased our efforts to actively write new financial guarantee business in our U.S. public finance insurance segment.

On September 28, 2017, MBIA Inc., on behalf of its subsidiary, National, provided notice to Moody’s terminating the agreement by which Moody’s agreed to provide financial strength ratings to National. Also on September 28, 2017, National provided notice to Kroll terminating the agreement by which Kroll agreed to provide a financial strength rating to National. These termination notices were effective in October of 2017. As of September 30, 2017, National was also rated AA+ with a stable outlook by Kroll and A3 with a negative outlook by Moody’s.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

National continues to surveil and remediate its existing insured portfolio and will proactively seek opportunities to enhance shareholder value using its strong financial resources, while protecting the interests of all of our policyholders. Overall our U.S. public finance insured portfolio continues to perform satisfactorily against a backdrop of relatively stable domestic economic activity. While a stable or growing economy will generally benefit the tax revenues and fees charged for essential municipal services which secure the credits in our insured bond portfolio, some state, local governments and territory obligors we insure remain under financial and budgetary stress. This could lead to defaults by such entities on the payment of their obligations and insurance losses or claim payments on a greater number of our insured transactions. In particular, Puerto Rico is experiencing significant fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalance, limited access to the capital markets, a stagnating local economy, net migration of people out of Puerto Rico and a high debt burden. Although Puerto Rico has tried to address its challenges through various fiscal policies, it continues to experience significant fiscal stress. On September 20, 2017, Hurricane Maria made landfall in Puerto Rico as a Category 4 hurricane resulting in catastrophic damage to much of the island’s basic infrastructure, including its electrical transmission and distribution grid, telecommunications network, housing, roads, bridges, water and sewer systems. On September 21, 2017, the President of the United States approved a Major Disaster Declaration for Puerto Rico and the Federal Emergency Management Agency (“FEMA”) made federal disaster assistance available to Puerto Rico to supplement its recovery efforts. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain.

The following table presents our U.S. public finance insurance segment results for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2017	2016	Change	2017	2016	Change
Net premiums earned	$46	$60	-23%	$125	$174	-28%
Net investment income	27	29	-7%	87	90	-3%
Fees and reimbursements	1	1	-%	2	2	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	2	31	-94%	20	65	-69%
Net investment losses related to other-than-temporary impairments	(71)	-	n/m	(84)	-	n/m
Other net realized gains (losses)	(1)	-	n/m	(1)	-	n/m

Total revenues	4	121	-97%	149	331	-55%

Losses and loss adjustment	141	28	n/m	310	46	n/m
Amortization of deferred acquisition costs	10	12	-17%	28	36	-22%
Operating	14	15	-7%	53	45	18%

Total expenses	165	55	n/m	391	127	n/m

Income (loss) before income taxes	(161)	66	n/m	(242)	204	n/m
Provision (benefit) for income taxes	(55)	22	n/m	(86)	69	n/m

Net income (loss)	$(106)	$44	n/m	$(156)	$135	n/m

n/m - Percent change not meaningful.

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for the three months ended September 30, 2017 compared with the same period of 2016 resulted from decreases in refunded premiums earned of $9 million and scheduled premiums earned of $5 million. The decrease in net premiums earned for the nine months ended September 30, 2017 compared with the same period of 2016 resulted from decreases in refunded premiums earned of $32 million and scheduled premiums earned of $17 million. Scheduled premium earnings declined due to the refunding and maturity of insured issues in prior periods. Refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of scheduled premiums that would have been earned in the current period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended September 30, 2017 compared with the same period of 2016 was principally due to decreases in net realized gains from the sales of securities as a result of favorable market conditions in 2016. The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the nine months ended September 30, 2017 compared with the same period of 2016 was due to decreases in net realized gains from the sales of securities in order to generate liquidity for the expected payments on certain Puerto Rico exposures and from favorable market conditions in 2016.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to OTTI for the three and nine months ended September 30, 2017 were primarily related to impaired securities for which losses were recognized as the difference between their amortized cost and their fair values. This OTTI resulted from liquidity concerns, recent credit rating downgrades and other adverse financial conditions of the issuers.

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

The following table presents information about our U.S. public finance insurance loss and LAE expenses for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2017	2016	Change	2017	2016	Change
Loss and LAE related to actual and expected payments (1)	$97	$38	n/m	$263	$67	n/m
Recoveries of actual and expected payments	52	(10)	n/m	58	(20)	n/m

Gross losses incurred	149	28	n/m	321	47	n/m
Reinsurance	(8)	-	n/m	(11)	(1)	n/m

Losses and loss adjustment expenses	$141	$28	n/m	$310	$46	n/m

(1) -	Puerto Rico exposures are reflected net of expected recoveries on such payments.

n/m - Percent change not meaningful.

For the three and nine months ended September 30, 2017 and 2016, losses and LAE primarily related to increases in actual and expected payments on certain Puerto Rico exposures, partially offset by increases in recoveries of claims paid on certain Puerto Rico exposures.

The following table presents information about our U.S. public finance insurance loss and LAE reserves and recoverables as of September 30, 2017 and December 31, 2016:

In millions	September 30, 2017	December 31, 2016	Percent Change
Assets:
Insurance loss recoverable	$356	$174	105%
Reinsurance recoverable on paid and unpaid losses (1)	-	1	-100%
Liabilities:
Gross loss and LAE reserves (2)	368	118	n/m
Expected recoveries on unpaid losses	(20)	(21)	-5%

Loss and LAE reserves	$348	$97	n/m

Insurance loss recoverable - ceded (3)	$13	$12	8%

(1) -	Reported within “Other assets” on our consolidated balance sheets.

(2) -	Puerto Rico exposures are reflected net of expected recoveries on such reserves.

(3) -	Reported within “Other liabilities” on our consolidated balance sheets.

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Loss and LAE reserves as of September 30, 2017 increased compared with December 31, 2016 primarily as a result of increases in expected payments on certain Puerto Rico exposures. Insurance loss recoverable as of September 30, 2017 increased compared with December 31, 2016 primarily as a result of increases in expected recoveries related to claims paid on certain Puerto Rico exposures.

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for estimated future claims payments, which includes insured credits where a payment default has occurred and National has already paid a claim and insured credits where a payment default has not yet occurred. As of September 30, 2017 and December 31, 2016, loss and LAE reserves comprised the following:

$ in millions	Number of Issues (1)		Loss and LAE Reserve		Par Outstanding
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Gross of reinsurance:
Issues with defaults	7	5	$327	$75	$2,657	$1,519
Issues without defaults	4	6	21	22	782	1,446

Total gross of reinsurance	11	11	$348	$97	$3,439	$2,965

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and nine months ended September 30, 2017 and 2016 are presented in the following table:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2017	2016		2017	2016
Gross expenses	$14	$15	-7%	$54	$46	17%

Amortization of deferred acquisition costs	$10	$12	-17%	$28	$36	-22%
Operating	14	15	-7%	53	45	18%

Total insurance operating expenses	$24	$27	-11%	$81	$81	-%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three months ended September 30, 2017 compared with the same period of 2016 due to a decrease in compensation expense from the headcount reduction in the second quarter of 2017. Gross expenses increased for the nine months ended September 30, 2017 compared with the same period of 2016 primarily due to severance related expenses associated with the headcount reduction.

Amortization of deferred acquisition costs decreased for the three and nine months ended September 30, 2017 compared with the same periods of 2016 due to higher refunding activity in 2016. When an insured obligation refunds, we accelerate any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during the first nine months of 2017 or 2016.

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

The following table presents a reconciliation of GAAP net income (loss) to operating income (loss) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Net income (loss)	$(106)	$44	$(156)	$135
Less: operating income adjustments:
Mark-to-market gains (losses) on financial instruments(1)	2	-	6	-
Net gains (losses) on sales of investments(1)	-	31	14	61
Net investment losses related to OTTI	(71)	-	(84)	-
Operating income adjustment to the (provision) benefit for income tax(2)	24	(11)	22	(21)

Operating income (loss)	$(61)	$24	$(114)	$95

(1) -	Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

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

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of September 30, 2017 and December 31, 2016. CABs are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P ratings. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	September 30, 2017		December 31, 2016
Rating	Amount	%	Amount	%
AAA	$3,615	4.4%	$5,167	4.7%
AA	33,140	40.3%	49,466	44.8%
A	27,854	33.9%	34,544	31.3%
BBB	11,431	14.0%	15,120	13.7%
Below investment grade	6,105	7.4%	6,070	5.5%

Total	$82,145	100.0%	$110,367	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance Puerto Rico Exposures

The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of September 30, 2017.

In millions	Gross Par Outstanding	Gross Par Outstanding Plus CAB Accreted Interest	Debt Service Outstanding	National Internal Rating
Puerto Rico Electric Power Authority (PREPA)	$1,151	$1,151	$1,636	d
Puerto Rico Commonwealth GO(1)	647	663	850	d
Puerto Rico Public Buildings Authority (PBA)(2)	190	190	276	d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)(1)	528	528	968	d
Puerto Rico Highway and Transportation Authority- Subordinated Transportation Revenue (PRHTA)	30	30	42	d
Puerto Rico Sales Tax Financing Corporation (COFINA) (1)	684	1,132	4,170	d
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)(1)	68	69	98	d
University of Puerto Rico System Revenue	82	82	119	d
Inter American University of Puerto Rico Inc.	25	25	33	a3

Total	$3,405	$3,870	$8,192

(1) -	Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy.

(2) -	Additionally secured by the guarantee of the Commonwealth of Puerto Rico.

On September 20, 2017, Hurricane Maria made landfall in Puerto Rico as a Category 4 hurricane resulting in catastrophic damage to much of the island’s basic infrastructure, including its electrical transmission and distribution grid, telecommunications network, housing, roads, bridges, water and sewer systems. On September 21, 2017, the President of the United States approved a Major Disaster Declaration for Puerto Rico and FEMA made federal disaster assistance available to Puerto Rico to supplement its recovery efforts. Most residents of Puerto Rico continue to lack access to basic necessities such as clean water, food and health care. The lack of passable roads and compromised infrastructure has complicated recovery efforts. Given the significant physical barriers to assistance, the Department of Defense has taken over much of the initial search, rescue and restoration effort. The U.S. Army Corps of Engineers has taken the lead in the effort to rebuild the Island’s infrastructure, in cooperation with FEMA and Puerto Rico. Damage estimates vary widely, but a preliminary report from Moody’s Analytics places the upper bound of the range at $95 billion. This estimate includes lost economic activity and physical damage to infrastructure. Given the numerous estimates of physical damage and the extent of insurance coverage, uninsured damages are not reasonably estimable at this time. On October 12, 2017, the House of Representatives passed legislation providing $36.5 billion in emergency disaster assistance for areas of the U.S. impacted by recent hurricanes and wildfires including California, Texas, Louisiana, Florida, Puerto Rico and the U.S. Virgin Islands. This amount includes $4.9 billion in community disaster loans which will be, in part, made available to Puerto Rico. Under the Stafford Act, the legislation that directs federal emergency disaster response, that portion of the $4.9 billion made available to Puerto Rico may be directed to activities that directly mitigate the impacts of the disaster. The measure was approved by the U.S. Senate and has been signed by the President of the United States. Refer to the following “PREPA” section below for further information about Hurricane Maria’s impact to Puerto Rico.

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

In February of 2017, the Governor of Puerto Rico submitted his long-term fiscal plan to the Oversight Board, which closed the baseline budget deficit from the prior administration’s plan by $11.5 billion. The Governor also outlined fiscal measures that were expected to reduce the financing gap by $32.7 billion, and create a 10 year cash flow surplus of $11.6 billion, excluding the benefit of additional Medicaid funding under the Affordable Care Act (“ACA”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

On March 13, 2017, the Oversight Board approved the Governor’s revised long-term fiscal plan, which decreased the 10 year cumulative cash flow by $3.85 billion from $11.6 billion to $7.8 billion (pre-ACA funding and debt service). The certified plan identified fiscal cliffs from an absence of ACA funding, the assumed loss of Act 154 excise taxes, and pension contributions under current law and both suggested similar solutions, including tax reform, improved tax compliance, centralized procurement, headcount reductions, and the extension of the Act 154 excise tax for a period of time. As part of Act 3-2017 passed by the new administration, the Act 154 excise tax was extended until December 31, 2027. Additionally, on April 28, 2017, the Oversight Board certified four instrumentality fiscal plans, including fiscal plans for PREPA and PRHTA, subject to certain requested amendments. At its October 31, 2017 meeting, the Oversight Board granted Puerto Rico, covered under PROMESA, additional time to revise their financial recovery plans to account for the damage suffered in Hurricane Maria. Puerto Rico and PREPA must submit their updated fiscal plans to the Oversight Board by December 22, 2017. The University of Puerto Rico and PRHTA must submit their revised fiscal plans to the Oversight Board by February 9, 2018. The Oversight Board intends to certify or recommend additional changes to these revised fiscal plans during the first quarter of 2018.

On May 3, 2017, the Oversight Board certified and filed a petition under Title III of PROMESA for Puerto Rico with the District Court of Puerto Rico thereby commencing a bankruptcy-like case for Puerto Rico. Following the filing of this petition by the Oversight Board, National, together with Assured and Assured Guaranty Municipal Corp., filed an adversary complaint in the Title III case alleging that the fiscal plan and the Fiscal Plan Compliance Act, as discussed below, violate PROMESA and the United States Constitution. Under a separate petition, the Oversight Board also commenced a Title III case for COFINA on May 5, 2017. Subsequently, the Oversight Board also certified and filed voluntary petitions under Title III of PROMESA for several other municipalities, including PRHTA and PREPA on May 21, 2017 and July 2, 2017, respectively.

Pursuant to PROMESA, the Title III cases were filed in the U.S. District Court for Puerto Rico, and the court has entered an order directing the cases to be jointly administered for procedural purposes. The Oversight Board and creditors met for the first time in court in May of 2017 in San Juan before the judge presiding over the cases to begin addressing the nearly $70 billion of debt amassed by Puerto Rico and its instrumentalities. Given the unprecedented legal disputes and the complexity of the issues expected, the judge has designated five federal judges to act as mediators in all of the Title III cases and the University of Puerto Rico which, at this time, has indicated a desire to pursue a Title VI resolution. These judges will attempt to facilitate voluntary mediation discussions.

As a result of prior defaults, various stays and Title III cases, National paid gross claims in the aggregate amount of $91 million, $24 million and $173 million against GO bonds, PBA bonds and PRHTA bonds, relating to debt service due on July 1, 2017, January 1, 2017 and July 1, 2016, respectively. In addition, National paid claims in the aggregate amount of $127 million against PREPA bonds relating to debt service due on July 1, 2017, following the expiration of the Restructuring Support Agreement (“RSA”), as further discussed below, on June 29, 2017.

In light of the impact of Hurricane Maria on Puerto Rico, and the resulting inevitable need for Puerto Rico and the Oversight Board to overhaul the Fiscal Plan, on October 6, 2017, National, Assured and Assured Guaranty Municipal Corp. filed a voluntary notice of dismissal, without prejudice, of their adversary complaint regarding the Fiscal Plan and Fiscal Plan Compliance Act. Also, on October 13, 2017, National, together with the other plaintiffs in the filing, voluntarily dismissed without prejudice the adversary complaint filed on August 7, 2017 which sought to compel PREPA to deposit revenues with the bond trustee as required by the terms of the PREPA Trust Agreements, PROMESA and the U.S. Constitution.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Following alleged events of default, certain creditors, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”), and the Oversight Board provided COFINA’s Trustee, Bank of New York, with conflicting instructions regarding the application of funds held by the trustee. In addition, certain creditors have sued Bank of New York, for alleged breach of fiduciary duties in connection with the application of funds held by the trustee upon an event of default. As a result, Bank of New York filed an interpleader motion with the court overseeing COFINA’s Title III case, seeking relief from any potential liability brought by creditors and direction from the court as to control and application of approximately $760 million of funds held by the trustee as of October 1, 2017. National has intervened in this matter. Given the complexity of the issues, the judge granted Bank of New York’s interpleader request upon ordering a freeze on disbursements to all bondholders and temporarily setting aside the funds until the dispute can be resolved between the parties. Under a scheduling order, discovery is underway and motions for summary judgment and opening briefs were due on November 6, 2017.

On August 10, 2017, the judge entered a stipulated order establishing procedures to govern resolution of certain disputes between Puerto Rico and COFINA (the “Commonwealth-COFINA Dispute”). In recognition of the fact that the Oversight Board acts for both Puerto Rico and COFINA, the Court appointed the official Unsecured Creditors Committee to serve as Puerto Rico’s representative to litigate and/or settle the Commonwealth-COFINA Dispute on behalf of Puerto Rico (the “Commonwealth Agent”) and a managing director of Alvarez & Marsal, LLC, to serve as the COFINA representative to litigate and/or settle the Commonwealth-COFINA Dispute on behalf of COFINA (the “COFINA Agent”). The Commonwealth Agent filed an adversary complaint on September 8, 2017. On September 15, 2017, the COFINA Agent filed an Answer to the Complaint and asserted eight counterclaims for declaratory judgment regarding the enforceability of the COFINA structure. On October 25, 2017, the Commonwealth Agent filed an amended complaint that contained minor revisions to the factual allegations concerning the directors of COFINA, permitted use of bond proceeds, and the enactment of the sales and use tax. On October 30, 2017, the COFINA Agent filed its amended answer and counterclaims. Discovery is ongoing. The parties anticipate a trial in the Commonwealth-COFINA Dispute in early 2018.

Currently, National has exposure to senior-lien COFINA debt of over $1.1 billion, including CAB accreted interest. As legal opinions from Puerto Rico justice secretaries and bond counsel have confirmed, National believes that the legal structure of COFINA is sound and that COFINA bondholders maintain a valid statutory lien on the sales tax revenue stream backing the bonds. Notwithstanding the foregoing, until all legal challenges are resolved, there can be no assurance that the COFINA structure will be upheld and the sales tax revenue lien will be recognized.

PREPA

National’s largest exposure to Puerto Rico, by gross par outstanding, is to PREPA. On December 23, 2015, National, Assured Guaranty, and the ad hoc group of bondholders (representing approximately $3.0 billion, or 37.0% of the power revenue bonds, (collectively the “Supporting Creditors”)) entered into an RSA with the support of almost 70% of $8.4 billion of outstanding PREPA bonds, including approximately $1.2 billion of PREPA bonds insured by National. The RSA was supplemented and extended several times during subsequent periods and the Supporting Creditors made three separate bond purchases to assist with PREPA’s liquidity. National bought and currently owns $139 million of PREPA bonds.

On January 27, 2017, the newly created AAFAF announced that it would lead future negotiations on behalf of PREPA (and all Puerto Rico entities). On April 5, 2017, the Governor, AAFAF and PREPA announced their collective intention to enter into a modified RSA with the Supporting Creditors, subject to final documentation, which was completed in April of 2017; this revised RSA was effective until June 29, 2017.

The revised RSA and related PREPA fiscal plan were submitted to the Oversight Board and the Oversight Board certified the Fiscal Plan on April 28, 2017. Notwithstanding certification of the Fiscal Plan, the Oversight Board rejected the RSA on June 28, 2017. The RSA was then terminated by PREPA and PREPA requested certification of a Title III case. The Oversight Board commenced a Title III case for PREPA on July 2, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

PREPA sustained heavy damage to its infrastructure from the two September 2017 hurricanes and in particular from Hurricane Maria. Its generating assets, located along the coast sustained only minor damage but damage to the transmission and distribution infrastructure was extensive; some estimates suggest more than 85% will need to be rebuilt. Power is still out across much of the island, particularly in the rural inland areas. Lack of power has a knock-on effect of disabling telecommunication and water systems as well. Restoration efforts are being coordinated by the U.S. Army Corps of Engineers under contract with FEMA; monies from FEMA are expected to finance the reconstruction effort.

PRHTA

On May 21, 2017, upon the expiration of the PROMESA stay, the Oversight Board commenced a Title III case for PRHTA. On June 3, 2017, National, together with Assured and Assured Guaranty Municipal Corp., filed an adversary proceeding in the PRHTA’s Title III case. The complaint seeks to enforce the special revenue protections of the Bankruptcy Code which are incorporated into PROMESA. These provisions ensure, among other things, that (i) current tax and toll revenues remain subject to liens and (ii) the automatic stay resulting from a filing of a Title III petition does not stay or limit application of these pledged special revenues to the repayment of PRHTA debt. PRHTA’s Title III bankruptcy judge is set to hear creditors’ arguments on these special revenue protections on November 21, 2017 in San Juan.

Additionally, on June 20, 2017, AAFAF informed Bank of New York, as fiscal agent for the PRHTA bonds, that due to the Title III case, the funds in the debt service reserve account in AAFAF’s view were not property of the bondholders and that Bank of New York should not disburse these funds to bondholders for the July 1, 2017. The parties agreed that such funds would be held by the Bank of New York and disbursement of such funds would be addressed in the pending adversary proceeding.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following tables presents our scheduled gross debt service due on our Puerto Rico insured exposures for the three months ending December 31, 2017 and for each of the subsequent four years ending December 31 and thereafter:

In millions	Three Months Ending December 31, 2017	2018	2019	2020	2021	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$-	$120	$177	$115	$140	$1,084	$1,636
Puerto Rico Commonwealth GO	-	96	154	223	82	295	850
Puerto Rico Public Buildings Authority (PBA)	-	17	24	10	25	200	276
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	-	33	27	27	27	854	968
Puerto Rico Highway and Transportation Authority — Subordinated Transportation Revenue (PRHTA)	-	5	1	1	2	33	42
Puerto Rico Sales Tax Financing Corporation (COFINA)	-	-	-	-	-	4,170	4,170
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	-	5	16	16	4	57	98
University of Puerto Rico System Revenue	1	7	7	7	7	90	119
Inter American University of Puerto Rico Inc.	2	3	3	3	3	19	33

Total	$3	$286	$409	$402	$290	$6,802	$8,192

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

The following table summarizes the consolidated results of our corporate segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2017	2016	Change	2017	2016	Change
Net investment income	$9	$10	-10%	$28	$25	12%
Fees	13	11	18%	41	35	17%
Net gains (losses) on financial instruments at fair value and foreign exchange	(15)	(2)	n/m	(54)	(105)	-49%
Net investment losses related to other-than-temporary impairments	-	-	-%	-	(1)	-100%
Net gains (losses) on extinguishment of debt	1	-	n/m	9	5	80%
Other net realized gains (losses)	(1)	(2)	-50%	(3)	(4)	-25%

Total revenues	7	17	-59%	21	(45)	-147%

Operating	14	17	-18%	48	54	-11%
Interest	22	23	-4%	66	70	-6%

Total expenses	36	40	-10%	114	124	-8%

Income (loss) before income taxes	(29)	(23)	26%	(93)	(169)	-45%
Provision (benefit) for income taxes	(1)	(8)	-88%	1,069	(50)	n/m

Net income (loss)	$(28)	$(15)	87%	$(1,162)	$(119)	n/m

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended September 30, 2017 compared with the same period of 2016 was primarily due to foreign exchange losses on Euro denominated liabilities from the weakening of the U.S. dollar during the third quarter of 2017 and a decrease in gains from mark-to-market changes of our interest rate swaps, partially offset by favorable changes in the fair value of the outstanding warrants issued on MBIA Inc. common stock. The changes in the fair value of outstanding warrants were primarily attributable to a decrease in the price of MBIA Inc.’s common stock and changes in volatility, which are used in the valuation of the warrants. The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the nine months ended September 30, 2017 compared with the same period of 2016 was primarily due to gains from mark-to-market changes of our interest rate swaps and favorable changes in the fair value of the outstanding warrants issued on MBIA Inc. common stock due to a decrease in the price of MBIA Inc. common stock and changes in volatility, partially offset by higher foreign exchange losses on Euro denominated liabilities from the weakening of the U.S. dollar during the first nine months of 2017.

OPERATING EXPENSES Operating expenses decreased for the three and nine months ended September 30, 2017 compared with the same periods of 2016 primarily due to decreases in compensation expense.

PROVISION (BENEFIT) FOR INCOME TAXES The provision for income taxes for the nine months ended September 30, 2017 was lower than the statutory rate of 35% primarily due to the establishment of a full valuation allowance against the Company’s net deferred tax asset. Refer to the following “Taxes” section and “Note 10: Income Taxes” in the Notes to Consolidated Financial Statements for further information about this valuation allowance on our net deferred tax asset.

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

The following table presents a reconciliation of GAAP net income (loss) to operating income (loss) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Net income (loss)	$(28)	$(15)	$(1,162)	$(119)
Less: operating income adjustments:
Mark-to-market gains (losses) on financial instruments(1)	11	10	23	(50)
Foreign exchange gains (losses)(1)	(18)	(6)	(57)	(24)
Net gains (losses) on sales of investments(1)	(1)	1	-	(10)
Net investment losses related to OTTI	-	-	-	(1)
Net gains (losses) on extinguishment of debt	1	-	9	5
Other net realized gains (losses)	(1)	(2)	(3)	(4)
Operating income adjustment to the (provision) benefit for income tax(2)	1	1	(1,069)	24

Operating income (loss)	$(21)	$(19)	$(65)	$(59)

(1) -	Gross amounts are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

MBIA Corp. has insured sovereign-related and sub-sovereign bonds, privately issued bonds used for the financing of utilities, toll roads, bridges, airports, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, and leases for equipment, aircraft and real estate property. We no longer insure new credit derivative contracts except for transactions related to the restructuring or reduction of existing derivative exposure. MBIA Insurance Corporation insures the investment contracts written by MBIA Inc., and if MBIA Inc. or such subsidiaries were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would be required to make such payments under its insurance policies. MBIA Insurance Corporation also insured debt obligations of other affiliates, including GFL and IMC. MBIA Corp. has also written insurance policies guaranteeing the obligations under credit default swap (“CDS”) contracts of an affiliate, LaCrosse Financial Products, LLC and certain other derivative contracts. Certain policies cover payments potentially due under CDS, including termination payments that may become due in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS or derivative contracts by the insured counterparty or by the guarantor. MBIA Insurance Corporation provides reinsurance to MBIA Mexico. On September 28, 2017, MBIA Inc., on behalf of its subsidiary, MBIA Corp., provided notice to Moody’s terminating the agreement by which Moody’s agreed to provide financial strength ratings to MBIA Corp. This termination notice was effective in October of 2017.

MBIA Corp. has contributed to the Company’s net operating loss (“NOL”) carryforward, which is used in the calculation of our consolidated income taxes. If MBIA Corp. becomes profitable, it is not expected to make any tax payments under our tax sharing agreement. Based on MBIA Corp.’s current projected earnings and our expectation that it will not write new business, we believe it is unlikely that MBIA Corp. will generate significant income in the near future. As a result, we believe MBIA Corp. does not provide significant economic or shareholder value to MBIA Inc. and its shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our international and structured finance insurance segment results for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2017	2016	Change	2017	2016	Change
Net premiums earned	$11	$23	-52%	$33	$66	-50%
Net investment income	1	3	-67%	19	9	111%
Fees and reimbursements	9	34	-74%	33	57	-42%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(7)	(4)	75%	(41)	(20)	105%
Unrealized gains (losses) on insured derivatives	6	20	-70%	(10)	-	n/m

Net change in fair value of insured derivatives	(1)	16	-106%	(51)	(20)	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	2	9	-78%	(21)	23	n/m
Other net realized gains (losses)	1	-	n/m	40	1	n/m
Revenues of consolidated VIEs:
Net investment income	8	5	60%	20	25	-20%
Net gains (losses) on financial instruments at fair value and foreign exchange	21	8	n/m	2	-	n/m
Other net realized gains (losses)	-	-	-%	28	-	n/m

Total revenues	52	98	-47%	103	161	-36%

Losses and loss adjustment	64	22	n/m	159	103	54%
Amortization of deferred acquisition costs	10	15	-33%	32	42	-24%
Operating	7	13	-46%	23	35	-34%
Interest	31	29	7%	90	86	5%
Expenses of consolidated VIEs:
Operating	3	3	-%	8	10	-20%
Interest	20	4	n/m	59	20	n/m

Total expenses	135	86	57%	371	296	25%

Income (loss) before income taxes	(83)	12	n/m	(268)	(135)	99%
Provision (benefit) for income taxes	1	7	-86%	1,143	(48)	n/m

Net income (loss)	$(84)	$5	n/m	$(1,411)	$(87)	n/m

n/m	- Percent change not meaningful.

As of September 30, 2017, MBIA Corp.’s total insured gross par outstanding was $16.7 billion. Since December 31, 2007, MBIA Corp.’s total insured gross par outstanding has decreased approximately 95% from $331.2 billion.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. In addition, we generate net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2017	2016	Change	2017	2016	Change
Net premiums earned:
U.S.	$3	$5	-40%	$8	$12	-33%
Non-U.S.	8	18	-56%	25	54	-54%

Total net premiums earned	$11	$23	-52%	$33	$66	-50%

VIEs (eliminated in consolidation)	$2	$2	-%	$6	$5	20%

Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Net premiums earned decreased for the three and nine months ended September 30, 2017 compared with the same periods of 2016 primarily due to decreases in scheduled premiums earned due to the sale of MBIA UK on January 10, 2017 and from the maturity and early settlements of insured transactions with no writings of new insurance policies.

NET INVESTMENT INCOME The increase in net investment income for the nine months ended September 30, 2017 compared with the same period of 2016 was primarily related to the accretion on certain Zohar II notes received in exchange for the sale of MBIA UK to Assured on January 10, 2017.

FEES AND REIMBURSEMENTS The decreases in fees and reimbursements for the three and nine months ended September 30, 2017 compared with the same periods of 2016 were primarily due to decreases in termination and waiver and consent fees related to the ongoing management of our international and structured finance insurance business and ceding commission income as a result of lower refunding activity. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES Realized losses on insured derivatives include payments made net of premiums and fees earned and salvage received. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and scheduled amortizations. For the three and nine months ended September 30, 2017 and 2016, realized losses on insured derivatives primarily resulted from claim payments on a commercial mortgage-backed security (“CMBS”). For the three months ended September 30, 2017, unrealized gains on insured derivatives were principally due to favorable changes in spreads/prices on the underlying collateral and unfavorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities . For the three months ended September 30, 2016, unrealized gains on insured derivatives were principally the result of the reversal of unrealized losses from the termination of a CDS, improved spreads on our underlying collateral and unfavorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities. For the nine months ended September 30, 2017, unrealized losses were principally the result of the effects of favorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities partially offset by the reversal of unrealized losses from a termination of a CDS and favorable changes in spreads/prices on the underlying collateral. For the nine months ended September 30, 2016, unrealized losses were principally the result of the effects of favorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities partially offset by improved spreads on our underlying collateral and shorter transaction life. As of September 30, 2017 and December 31, 2016, the fair value of MBIA Corp.’s insured CDS liability was $74 million and $63 million, respectively. As of September 30, 2017, MBIA Corp. had $252 million of gross par outstanding on insured credit derivatives compared with $588 million as of December 31, 2016.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses on financial instruments and foreign exchange for the nine months ended September 30, 2017 were primarily related to unfavorable mark-to-market fluctuations on financial instruments. The net gains on financial instruments at fair value and foreign exchange for the nine months ended September 30, 2016 were primarily related to gains from foreign currency revaluation of Chilean Unidad de Fomento and Euro denominated premium receivables.

OTHER NET REALIZED GAINS (LOSSES) Other net realized gains (losses) for the nine months ended September 30, 2017 were primarily related to the settlement of litigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

REVENUES OF CONSOLIDATED VIEs For the three months ended September 30, 2017, total revenues of consolidated VIEs were $29 million compared with $13 million for the same period of 2016. This increase was primarily due to an increase in certain collateral on consolidated VIEs and mark-to-market gains on RMBS from changes in credit spreads. For the nine months ended September 30, 2017, total revenues of consolidated VIEs were $50 million compared with $25 million for the same period of 2016. This increase was primarily due to a gain from the consolidation of a VIE and an increase in the value of certain collateral on consolidated VIEs, partially offset by an increase in mark-to-market losses on certain consolidated VIEs and a decrease in net investment income due to the deconsolidation of VIEs. We elected to record at fair value certain instruments that are consolidated under accounting guidance for consolidation of VIEs, and as such, changes in fair value are reflected in earnings.

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

Summary of Financial Guarantee Insurance Losses and LAE

The following table presents information about our financial guarantee insurance losses and LAE recorded in accordance with GAAP for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2017	2016	Change	2017	2016	Change
Losses and LAE related to actual and expected payments(1)	$12	$19	-37%	$106	$78	36%
Recoveries of actual and expected payments	52	3	n/m	54	26	108%

Gross losses incurred	64	22	n/m	160	104	54%
Reinsurance	-	-	-%	(1)	(1)	-%

Losses and loss adjustment expenses(2)	$64	$22	n/m	$159	$103	54%

(1) -	For the three and nine months ended September 30, 2016, loss and LAE with respect to Zohar II are reflected net of expected recoveries on such payments.

(2) -	As a result of consolidation of VIEs, these amounts include the elimination of loss and LAE of $(18) million and $25 million for the three months ended September 30, 2017 and 2016, respectively, and $18 million and $68 million for the nine months ended September 30, 2017 and 2016, respectively.

n/m -	Percent change not meaningful.

For the three and nine months ended September 30, 2017, losses and LAE primarily related to increases in expected payments on insured RMBS transactions and decreases in projected collections from mortgage insurance included in the Company’s excess spread within its second-lien RMBS transactions from the settlement of litigation regarding insurance coverage involving Old Republic Insurance Corporation, Bank of America, N.A. and The Bank of New York Mellon.

For the three months ended September 30, 2016, losses and LAE primarily related to increases in expected payments on insured second-lien RMBS transactions, partially offset by decreases in expected payments on collateralized debt obligations (“CDOs”).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and reserves as of September 30, 2017 and December 31, 2016.

In millions	September 30, 2017	December 31, 2016	Percent Change
Assets:
Insurance loss recoverable	$255	$330	-23%	(1)
Reinsurance recoverable on paid and unpaid losses(2)	12	5	140%
Liabilities:
Gross loss and LAE reserves(3)	485	503	-4%
Expected recoveries on unpaid losses	(15)	(59)	-75%	(4)

Loss and LAE reserves	$470	$444	6%

(1) -	The change was primarily due to a decrease in projected collections from mortgage insurance included in the Company’s excess spread within its second-lien RMBS transactions from the settlement of litigation regarding insurance coverage involving Old Republic Insurance Corporation, Bank of America, N.A. and The Bank of New York Mellon.

(2) -	Reported within “Other assets” on our consolidated balance sheets.

(3) -	As of December 31, 2016, Zohar II is reflected net of expected recoveries on such reserves.

(4) -	The decrease was primarily related to first-lien RMBS transactions.

Payment of a claim in November of 2015 on MBIA Corp.’s policy insuring the class A-1 and A-2 notes issued by Zohar CDO 2003-1, Limited (“Zohar I”) and satisfying the Zohar II Claim entitles MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. In connection with the exercise of its rights and remedies, MBIA Corp. directed the trustee for Zohar I to commence an auction (the “Auction”) of all of the assets of Zohar I, which occurred on December 21, 2016. MBIA Corp. was the winning bidder in the Auction, and in connection therewith, acquired the beneficial ownership of the Zohar I assets, which include loans made to, and equity interests in, companies purportedly controlled by the sponsor and former collateral manager of Zohar I and Zohar II. As of September 30, 2017, the recoveries of Zohar I and Zohar II are included in “Loans receivable at fair value” which are presented in “Assets of consolidated variable interest entities” on our consolidated balance sheets. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a further discussion on the Zohar I and Zohar II recoveries.

Included in MBIA Corp.’s loss and LAE reserves are estimated future claims payments for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and for insured obligations where a payment default has not yet occurred. The following table includes LAE reserves as of September 30, 2017 and December 31, 2016 for one issue that had no expected future claim payments or par outstanding, but for which MBIA Corp. was obligated to pay LAE incurred in prior periods. As of September 30, 2017 and December 31, 2016, loss and LAE reserves comprised the following:

	Number of Issues (1)		Loss and LAE Reserve		Par Outstanding
$ in millions	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Gross of reinsurance:
Issues with defaults	111	113	$465	$366	$2,769	$3,228
Issues without defaults	1	4	5	78	9	838

Total gross of reinsurance	112	117	$470	$444	$2,778	$4,066

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three and nine months ended September 30, 2017 and 2016 are presented in the following table:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2017	2016		2017	2016
Gross expenses	$7	$13	-46%	$24	$36	-33%

Amortization of deferred acquisition costs	$10	$15	-33%	$32	$42	-24%
Operating	7	13	-46%	23	35	-34%

Total insurance operating expenses	$17	$28	-39%	$55	$77	-29%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three and nine months ended September 30, 2017 compared with the same periods of 2016 primarily due to decreases in compensation expense and consulting fees. Operating expenses decreased for the three and nine months ended September 30, 2017 compared with the same periods of 2016 due to decreases in gross expenses.

The decrease in the amortization of deferred acquisition costs for the three and nine months ended September 30, 2017 compared with the same periods of 2016 were due to higher refunding activity in 2016. We did not defer a material amount of policy acquisition costs during the first nine months of 2017 or 2016. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

INTEREST EXPENSE OF CONSOLIDATED VIEs For the three and nine months ended September 30, 2017, total interest expense of consolidated VIEs increased compared with the same periods of 2016 primarily due to interest expense from the Facility. Refer to “Liquidity” for additional information on the Facility.

PROVISION (BENEFIT) FOR INCOME TAXES The provision for income taxes for the nine months ended September 30, 2017 was lower than the statutory rate of 35% primarily due to the establishment of a full valuation allowance against the Company’s net deferred tax asset. Refer to the following “Taxes” section and “Note 10: Income Taxes” in the Notes to Consolidated Financial Statements for further information about this valuation allowance on our net deferred tax asset.

INSURED PORTFOLIO EXPOSURE The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of September 30, 2017 and December 31, 2016, 32% and 25%, respectively, of our international and structured finance insured portfolio, was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of September 30, 2017 and December 31, 2016. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of
Collateral Type	September 30, 2017	December 31, 2016	Percent Change
HELOC Second-lien	$1,056	$1,368	-23%
CES Second-lien	1,110	1,373	-19%
Alt-A First-lien(1)	1,111	1,318	-16%
Subprime First-lien	544	606	-10%
Prime First-lien	21	56	-63%

Total	$3,842	$4,721	-19%

(1) - Includes international exposure of $258 million and $349 million as of September 30, 2017 and December 31, 2016, respectively.

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

As of September 30, 2017 and December 31, 2016, MBIA Corp.’s CDO portfolio represented 5% and 8%, respectively, of its total insured gross par outstanding. In addition to the below table, MBIA Corp. insures approximately $328 million in commercial real estate (“CRE”) loan pools, comprising both European and domestic assets. The distribution of our insured CDO and related instruments portfolio by collateral type is presented in the following table:

In millions	Gross Par Outstanding as of
Collateral Type	September 30, 2017	December 31, 2016	Percent Change
Multi-sector CDOs(1)	$327	$401	-18%
High yield corporate CDOs	369	1,635	-77%
Structured CMBS pools	136	188	-28%
CRE CDOs	-	326	-100%

Total	$832	$2,550	-67%

(1) -  Excludes $41 million and $44 million as of September 30, 2017 and December 31, 2016, respectively, of gross par outstanding where MBIA’s insured exposure has been fully offset by way of loss remediation transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance and International and Structured Finance Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk. When a reinsurer is downgraded by one or more of the rating agencies, less capital credit is given to MBIA under rating agency models and the overall value of the reinsurance to MBIA is reduced. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. The following table presents information about our reinsurance agreements as of September 30, 2017 for our U.S. public finance and international and structured finance insurance operations:

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable(1)
Assured Guaranty Re Ltd.	AA (Stable Outlook)	WR(2)	$1,479	$27	$3
Assured Guaranty Corp.	AA (Stable Outlook)	A3 (Stable Outlook)	1,119	-	12
Overseas Private	AA+	Aaa	275	-	-
Investment Corporation	(Stable Outlook)	(Stable Outlook)
Others	A- or above	A2 or above	95	3	-

Total			$2,968	$30	$15

(1) -	Total reinsurance recoverable is primarily recoverables on unpaid losses.
(2) -	Represents a withdrawal of ratings.

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

As of September 30, 2017, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $3.0 billion compared with $4.2 billion as of December 31, 2016. As of September 30, 2017, $2.4 billion of the ceded par outstanding was ceded from our U.S. public finance insurance segment and $604 million was ceded from our international and structured finance insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2017 and 2016 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Income (loss) before income taxes	$(273)	$55	$(603)	$(101)
Provision (benefit) for income taxes	$(6)	$24	$965	$(28)
Effective tax rate	2.2%	43.6%	-160.0%	27.7%

For the nine months ended September 30, 2017, our effective tax rate applied to our income (loss) before income taxes was lower than the U.S. statutory tax rate of 35% primarily due to the establishment of a full valuation allowance against its deferred tax asset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

In June of 2017, S&P downgraded the financial strength rating of National, which led the Company to cease its efforts to actively pursue writing new financial guarantee business. In addition to National’s cessation of new business activity, there was an increase in loss and LAE due to changes in assumptions on certain Puerto Rico credits. As a result of the increase in loss and LAE, the Company has a three-year cumulative loss, which is considered significant negative evidence in the assessment of its ability to use its deferred tax assets. In addition, the Company considered all available positive and negative evidence as required by GAAP, to estimate if sufficient taxable income will be generated to use its deferred tax assets. After considering all positive and negative evidence, including the Company’s inability to objectively identify and forecast future sources of taxable income, the Company concluded that it does not have sufficient positive evidence to support its ability to use its deferred tax assets before they expire. Accordingly, the Company recorded a full valuation allowance against its net deferred tax asset of $1.2 billion in the nine months ended September 30, 2017.

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

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, surplus notes issued by MBIA Corp., and the Facility issued by MZ Funding. Total capital resources were $3.5 billion and $4.7 billion as of September 30, 2017 and December 31, 2016, respectively. MBIA Inc. uses its capital resources to support the business activities of its subsidiaries. As of September 30, 2017, MBIA Inc.’s investments in subsidiaries totaled $3.4 billion.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

Equity securities

The Company and its subsidiaries’ share repurchases that were authorized under share repurchase programs, for the nine months ended September 30, 2017 are presented in the following table:

In millions except per share amounts	Total Number of Shares Purchased	Average Price Paid Per Share
First Quarter of 2017	4.8	$8.31
Second Quarter of 2017	4.2	8.30
Third Quarter of 2017	2.7	9.48

Total	11.7	8.58

On June 27, 2017, the Company’s Board of Directors approved a new share repurchase authorization for the Company or National to repurchase up to $250 million of the Company’s outstanding common shares. This new program replaced the approximately $13 million remaining under the Board’s February 23, 2016 authorization.

Subsequent to September 30, 2017 through November 3, 2017, the Company repurchased an additional 31.3 million common shares of MBIA Inc. at an average share price of $7.17 and exhausted this share repurchase authorization. On November 3, 2017, the Company’s Board of Directors approved a new share repurchase authorization for the Company or National to repurchase up to $250 million of the Company’s outstanding common shares.

Debt securities

During the nine months ended September 30, 2017, we repurchased $42 million par value outstanding of GFL MTNs issued by our corporate segment at a weighted average cost of approximately 82% of par value.

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

National

Capital and Surplus

National reported total statutory capital of $3.2 billion as of September 30, 2017, compared with $3.5 billion as of December 31, 2016. As of September 30, 2017, statutory capital comprised $2.6 billion of policyholders’ surplus and $641 million of contingency reserves. National had a statutory net loss of $226 million for the nine months ended September 30, 2017. As of September 30, 2017, National’s unassigned surplus was $2.0 billion.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National had positive earned surplus as of September 30, 2017, which provides National with dividend capacity. Subsequent to September 30, 2017, National declared and paid a dividend of $118 million to its ultimate parent, MBIA Inc. We expect the as-of-right declared and paid dividend amounts from National to be limited to prior year net investment income.

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

National’s CPR and components thereto, as of September 30, 2017 and December 31, 2016 are presented in the following table:

	As of September 30,	As of December 31,
In millions	2017	2016
Policyholders’ surplus	$2,575	$2,731
Contingency reserves	641	745

Statutory capital	3,216	3,476
Unearned premiums	643	786
Present value of installment premiums (1)	171	187

Premium resources (2)	814	973
Net loss and LAE reserves (1)	61	(98)
Salvage reserves	407	256

Gross loss and LAE reserves	468	158

Total claims-paying resources	$4,498	$4,607

(1) - Calculated using a discount rate of 3.18% as of September 30, 2017 and December 31, 2016.

(2) - Includes financial guarantee and insured credit derivative related premiums.

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation reported total statutory capital of $473 million as of September 30, 2017 compared with $492 million as of December 31, 2016. As of September 30, 2017, statutory capital comprised $252 million of policyholders’ surplus and $221 million of contingency reserves. As of December 31, 2016, statutory capital comprised $238 million of policyholders’ surplus and $254 million of contingency reserves. For the nine months ended September 30, 2017, MBIA Insurance Corporation had statutory net income of $129 million. MBIA Insurance Corporation’s policyholders’ surplus included negative unassigned surplus of $1.8 billion as of September 30, 2017 and December 31, 2016. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

As of September 30, 2017, MBIA Insurance Corporation recognized estimated recoveries of $407 million, net of reinsurance on a statutory basis related to put-backs of ineligible mortgage loans in its insured transactions and $288 million related to excess spread recoveries on RMBS, net of reinsurance. These excess spread recoveries represented 61% of MBIA Insurance Corporation’s statutory capital as of September 30, 2017. In addition, MBIA Insurance Corporation has recorded recoveries related to CDOs. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.

Under NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Reductions in the contingency reserve may be recognized based on excess reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As a result of regulatory approved reductions, MBIA Insurance Corporation’s contingency reserves of $221 million as of September 30, 2017 represented reserves on 32 of the 262 outstanding credits insured by MBIA Insurance Corporation.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. As of September 30, 2017, MBIA Corp. met the required minimum surplus of $65 million. Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of September 30, 2017, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of September 30, 2017, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. Under NYIL, MBIA Insurance Corporation is required to maintain admitted assets greater than the aggregate amount of liabilities and outstanding capital stock. As of September 30, 2017, MBIA Insurance Corporation’s admitted assets did not exceed the aggregate amount of its liabilities and outstanding capital stock. If MBIA Insurance Corporation is not in compliance with the above mentioned requirements, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.

In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excess contingency reserves in previous periods, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS. Due to its significant negative earned surplus, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009. Based on estimated future income, MBIA Insurance Corporation is not expected to have any statutory capacity to pay any dividends.

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s 14% Fixed-to-Floating Rate Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of October 15, 2017, the most recent scheduled interest payment date, there was $600 million of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of September 30, 2017, MBIA Insurance Corporation had negative “free and divisible surplus,” of $38 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest. For additional information of the Company’s Surplus Notes, refer to “Capital Resources- MBIA Insurance Corporation” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

MBIA Corp.’s CPR and components thereto, as of September 30, 2017 and December 31, 2016 are presented in the following table:

	As of September 30,	As of December 31,
In millions	2017	2016
Policyholders’ surplus	$252	$238
Contingency reserves	221	254

Statutory capital	473	492
Unearned premiums	213	319
Present value of installment premiums (1) (4)	201	424

Premium resources (2)	414	743
Net loss and LAE reserves (1)	(864)	(207)
Salvage reserves (3)	1,498	917

Gross loss and LAE reserves	634	710

Total claims-paying resources	$1,521	$1,945

(1) - Calculated using a discount rate of 5.15% as of September 30, 2017 and December 31, 2016.

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

National Liquidity

The primary sources of cash available to National are:

•	principal and interest receipts on assets held in its investment portfolio; and

•	installment premiums.

The primary uses of cash by National are:

•	payments of operating expenses, taxes and funding share purchases;

•	loss payments on insured transactions; and

•	payments of dividends.

As of September 30, 2017 and December 31, 2016, National held cash and investments of $3.9 billion and $4.2 billion, respectively, of which $426 million and $366 million, respectively, were highly liquid and comprised highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.

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

As of September 30, 2017 and December 31, 2016, the liquidity positions of MBIA Inc. comprising cash and liquid assets for general corporate purposes, excluding the amounts held in escrow under its tax sharing agreement, were $294 million and $403 million, respectively.

During the nine months ended September 30, 2017, $94 million was released to MBIA Inc. under the MBIA group tax sharing agreement and related tax escrow account (“Tax Escrow Account”), representing National’s liability under the tax sharing agreement for the 2014 tax year. The release was pursuant to the terms of the tax sharing agreement following the expiration of National’s two-year NOL carry-back period under U.S. tax rules. As of September 30, 2017, $259 million had been deposited for the 2015 through 2017 tax years. Up to $130 million may be released from the Tax Escrow Account related to the 2015 tax year in 2018, subject to the terms and provisions of the Company’s tax sharing agreement. National’s 2017 financial results will determine how much, if any, of its $130 million 2015 tax payment will be refunded to National. For the nine months ended September 30, 2017, National recorded an income tax benefit of $62 million, on a statutory accounting basis. Included in the $259 million Tax Escrow Account balance is $22 million that National paid for its estimated 2017 income taxes. This amount was refunded to National in the fourth quarter of 2017 as a result of National’s 2017 estimated financial results. There can be no assurance that any payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc. due to deductible or creditable tax attributes of those subsidiaries and/or the market value performance of the assets supporting the Tax Escrow Account.

Based on our projections of National’s and MBIA Corp.’s future earnings and losses, we expect that for the foreseeable future National will be the primary source of dividends and tax sharing agreement payments to MBIA Inc. Subsequent to September 30, 2017, National declared and paid a dividend of $118 million to its ultimate parent, MBIA Inc. There can be no assurance as to the amount and timing of any such future dividends or payments from the tax escrow account under the tax sharing agreement. Also, absent a special dividend subject to the approval of the NYSDFS, we expect the declared and paid dividend amounts from National to be limited to prior year net investment income. Refer to the “Capital Resources – Insurance Statutory Capital” section for additional information on payments of dividends. We do not expect MBIA Inc. to receive distributions from MBIA Corp.

On November 1, 2017, National purchased $129 million par value of MBIA Inc.’s 5.700% Senior Notes due 2034 at a cost of approximately 99% of par value plus accrued interest. These notes had been previously repurchased by MBIA Inc. and had not been retired. This transaction increased MBIA Inc.’s liquidity position by a total of $130 million and had no impact to the Company’s consolidated outstanding debt obligations.

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

As of September 30, 2017 and December 31, 2016, MBIA Corp. held cash and investments of $217 million and $328 million, respectively, of which $93 million and $201 million, respectively, comprised cash and highly liquid assets that were immediately available to MBIA Insurance Corporation.

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

MBIA Corp. has recorded expected excess spread recoveries of $319 million as of September 30, 2017 associated with insured RMBS issues, including recoveries related to consolidated VIEs. MBIA Corp. has also recorded expected recoveries related to its claims against Credit Suisse for ineligible mortgage loans included in an MBIA Corp. insured RMBS transaction. In addition, MBIA Insurance Corporation has recorded recoveries related to CDOs. There can be no assurance that it will be successful or not be delayed in realizing these recoveries. During the nine months ended September 30, 2017, MBIA Corp. collected $74 million of excess spread recoveries related to insured RMBS issues.

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

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Percent Change
In millions	2017	2016
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(673)	$(128)	n/m
Investing activities	826	2,236	-63%
Financing activities	(204)	(2,413)	-92%
Effect of exchange rate changes on cash and cash equivalents	-	(1)	-100%
Cash and cash equivalents—beginning of period	187	522	-64%

Cash and cash equivalents—end of period	$136	$216	-37%

n/m -	Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Operating activities

Net cash used by operating activities increased for the nine months ended September 30, 2017 compared with the same period of 2016 primarily due to an increase in losses and LAE paid of $420 million and a decrease in investment income received of $56 million.

Investing activities

Net cash provided by investing activities decreased for the nine months ended September 30, 2017 compared with the same period of 2016 primarily due to a decrease in net proceeds from sales, paydowns and maturities of held-to-maturity investments of consolidated VIEs of $1.8 billion.

Financing activities

Net cash used by financing activities decreased for the nine months ended September 30, 2017 compared with the same period of 2016 primarily due to a decrease in the principal paydowns of consolidated VIE notes of $1.8 billion related to the deconsolidation of VIEs in 2016 and proceeds received from the Facility in 2017.

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

The following table presents our investment portfolio as of September 30, 2017 and December 31, 2016. As of December 31, 2016, AFS investments with a fair value of $466 million reported under “Assets held for sale” within our international and structured finance segment are excluded due to the sale of MBIA UK in January of 2017.

In millions	As of September 30, 2017	As of December 31, 2016	Percent Change
Available-for-sale investments(1):
U.S. public finance insurance
Amortized cost	$3,646	$3,975	-8%
Unrealized net gain (loss)	(28)	(63)	-56%

Fair value	3,618	3,912	-8%

Corporate
Amortized cost	968	1,218	-21%
Unrealized net gain (loss)	53	39	36%

Fair value	1,021	1,257	-19%

International and structured finance insurance
Amortized cost	160	257	-38%
Unrealized net gain (loss)	8	5	60%

Fair value	168	262	-36%

Total available-for-sale investments:
Amortized cost	4,774	5,450	-12%
Unrealized net gain (loss)	33	(19)	n/m

Total available-for-sale investments at fair value	4,807	5,431	-11%

Investments carried at fair value(2):
U.S. public finance insurance	138	120	15%
Corporate	79	79	-%

Total investments carried at fair value	217	199	9%

Other investments at amortized cost:
U.S. public finance insurance	2	3	-33%

Consolidated investments at carrying value	$5,026	$5,633	-11%

(1) -	Unrealized gains and losses, net of applicable deferred income taxes, are reflected in AOCI in shareholders’ equity.

(2) -	Changes in fair value and realized gains and losses from the sale of these investments are reflected in net income.

n/m -	Percent change not meaningful.

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

Credit Quality

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of September 30, 2017, the weighted average credit quality ratings and percentage of investment grade of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are presented in the following table:

	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Total
Weighted average credit quality ratings	Aa	Aa	Aa	Aa
Investment grade percentage	95%	98%	89%	96%

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

As of September 30, 2017, Insured Investments at fair value represented $473 million or 9% of consolidated investments, of which $321 million or 6% of consolidated investments were Company-Insured Investments. As of September 30, 2017, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of September 30, 2017, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 5% of the total consolidated investment portfolio.

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

In January of 2017, MBIA Corp. consummated the Facility with the Senior Lenders and with MBIA Inc., pursuant to which the Senior Lenders have provided $325 million of senior financing and MBIA Inc. has provided $38 million of subordinated financing to MZ Funding, which in turn lent the proceeds of such financing to MBIA Corp. The loans to MBIA Corp. under the Facility mature on January 20, 2020 and bear interest at 14% per annum. Refer to the previous “Liquidity-MBIA Corp. Liquidity” section for additional information about the Facility. The following table provides the Company’s future estimated cash payments relating to the Facility for the three months ending December 31, 2017 and each of the subsequent four years ending December 31 and thereafter.

	As of September 30, 2017
In millions	Three Months Ending December 31, 2017	2018	2019	2020	2021	Thereafter	Total
International and structured finance insurance segment:
MBIA Corp. Financing Facility	$11	$46	$46	$330	$-	$-	$433

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

The Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) are experiencing fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalances, no access to the capital markets, a prolonged stagnating local economy, net migration of people out of Puerto Rico and high debt burdens. The previous Governor of Puerto Rico stated in 2015 and again in 2016 that Puerto Rico’s approximately $70 billion in debt is “not payable” and he actively lobbied the U.S. Congress for bankruptcy reform and other Federal support. Furthermore, the former Governor formed a working group to study and make recommendations regarding Puerto Rico’s short- and long-term challenges. In September of 2015, this working group released a report that projected a sizable deficit of available cash resources to expenses and debt service over the next five years absent meaningful fiscal and structural reform, and concluded that a voluntary adjustment of the terms of the Commonwealth’s debt is necessary. On June 30, 2016, after passage by the United States Congress, the President of the United States signed into law the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”). PROMESA provides a statutory framework for the creation of an independent oversight board (“the “Oversight Board”) with powers relating to, among other things, the development and implementation of fiscal plans for Puerto Rico, as well as collective action and judicial processes—separate from the Federal Bankruptcy Code—by which Puerto Rico may restructure its debt on a consensual or non-consensual basis.

On May 3, 2017, the Oversight Board certified and filed a bankruptcy-like petition under Title III of PROMESA for Puerto Rico with the District Court of Puerto Rico. Under a separate petition, the Oversight Board also commenced a Title III proceeding for Puerto Rico Sales Tax Financing Corporation (“COFINA”) on May 5, 2017. On May 21, 2017, upon the expiration of the PROMESA stay, the Oversight Board commenced a Title III proceeding for the Puerto Rico Highway and Transportation Authority (“PRHTA”). On July 2, 2017, the Oversight Board commenced a Title III proceeding for the Puerto Rico Electric Power Authority (“PREPA”). While National has entered into a consensual mediation process with the Oversight Board and Puerto Rico at the request of the District Court, there can be no assurance that National will be able to avoid a non-consensual outcome which could result in unanticipated losses to National which could be material.

Item 1A. Risk Factors (continued)

The impact of Hurricane Maria, which made landfall in Puerto Rico on September 20, 2017, will likely also impact its ability to both repay its legacy indebtedness and participate in ongoing debt restructuring negotiations. The physical damage and resultant lost economic activity may exceed the collective aid Puerto Rico receives from private insurance, relief from the Federal Emergency Management Agency and other federal agencies and programs. Economic activity in Puerto Rico may not return to pre-hurricane levels and Puerto Rico’s recovery could be more shallow and protracted than that experienced by other similarly affected governments given, Puerto Rico’s prior constrained liquidity and economic activity. While the federal government has made aid available to Puerto Rico, there can be no assurance that such aid will continue in the amounts necessary to offset the adverse impacts from Hurricane Maria in their entirety. In addition, the necessary and greater involvement of the federal government, through its actions to deliver disaster relief and other support services, in addition to the evolving role of the Oversight Board and the role of Puerto Rico in its own recovery, heightens political risk in connection with the restructuring of legacy debt. This risk could lead the Oversight Board, Puerto Rico or the federal government to seek to extract greater concessions from creditors based on the uncertainty of Puerto Rico’s long term recovery prospects. In this event, losses at National on select Puerto Rico exposures could increase materially. Refer to “U.S. Public Finance Insurance Puerto Rico Exposures” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information on Hurricane Maria’s impact on Puerto Rico.

As of September 30, 2017, National had $3.4 billion of gross insured par outstanding ($3.9 billion of gross insured par outstanding when including accreted interest on insured capital appreciation bonds) related to Puerto Rico. Puerto Rico may be unable or unwilling to pay their obligations as and when due, in which case National would be required to pay claims of unpaid principal and interest when due under its insurance policies, which could be material. On January 1, 2017 and July 1, 2017, Puerto Rico defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $242 million as a result. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National would experience losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part I Financial Information, Item 2 of this Form 10-Q for additional information on our Puerto Rico exposures.

Strategic Plan Related and Other Risk Factors

The Company is dependent on key executives and the loss of any of these executives, or its inability to retain other key personnel, could adversely affect its business.

The Company’s success substantially depends upon its ability to attract and retain qualified employees and upon the ability of its senior management and other key employees to implement its business strategy. The Company believes there are only a limited number of available qualified executives in the business lines in which the Company competes. The Company relies substantially upon the services of William C. Fallon, Chief Executive Officer, and other senior executives. There is no assurance that the Company will be able to retain the services of key executives. While the Company has a succession plan for key executives and does not expect the departure of any key executives to have a material adverse effect on its operations, there can be no assurance that the loss of the services of any of these individuals or other key members of the Company’s management team would not adversely affect the implementation of its business strategy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 23, 2016, the Company’s Board of Directors authorized the repurchase by the Company and its subsidiaries of up to $100 million of its outstanding shares under a new share repurchase authorization. During the nine months ended September 30, 2017, we repurchased 9 million common shares of MBIA Inc. at an average share price of $8.31 under the February 23, 2016 repurchase program.

On June 27, 2017, the Company’s Board of Directors authorized the repurchase by the Company or National of up to $250 million of its outstanding common shares. This new program replaced the approximately $13 million remaining under the Board’s February 23, 2016 authorization. Any repurchases by National under the new repurchase authorization will be subject to any required approvals. During the nine months ended September 30, 2017, the Company repurchased 2.7 million common shares of MBIA Inc. at an average share price of $9.48 under the June 27, 2017 share repurchase authorization.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

Subsequent to September 30, 2017 through November 3, 2017, the Company repurchased an additional 31.3 million common shares of MBIA Inc. at an average share price of $7.17 and exhausted this share repurchase authorization. On November 3, 2017, the Company’s Board of Directors approved a new share repurchase authorization for the Company or National to repurchase up to $250 million of the Company’s outstanding common shares. The table below presents repurchases made by the Company in each month during the third quarter of 2017:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions)
July	100,109	$9.79	-	$250
August	498,351	9.98	466,097	245
September	2,210,895	9.38	2,210,170	225

	2,809,355	$9.50	2,676,267	$225

(1) -	131,084 shares were repurchased by the Company in open market transactions for settling awards under the Company’s long-term incentive plans and 2,004 shares were purchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.

Item 6. Exhibits

31.1.	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2017, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: November 7, 2017	/s/ Anthony McKiernan
Anthony McKiernan
Chief Financial Officer

Date: November 7, 2017	/s/ Joseph R. Schachinger
Joseph R. Schachinger
Controller (Principal Accounting Officer)