Form 10-K
period 2017-12-31
MBIA INC
filed 2018-03-01
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2017 was $1,141,143,207.

As of February 22, 2018, 88,763,473 shares of Common Stock, par value $1 per share, were outstanding.

Documents incorporated by reference:

Portions of the Definitive Proxy Statement of the Registrant for its 2017 Annual Meeting, which will be filed on or before March 31, 2018, are incorporated by reference into Part III of this Form 10-K.

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

The above factors provide a summary of and are qualified in their entirety by the risk factors discussed under “Risk Factors” in Part I, Item 1A included of this Annual Report on Form 10-K. The Company encourages readers to review these risk factors in their entirety.

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

OVERVIEW

MBIA’s primary business has been to provide financial guarantee insurance to the United States’ public finance markets through our indirect, wholly-owned subsidiary, National Public Finance Guarantee Corporation (“National”). National’s financial guarantee insurance policies provide investors with unconditional and irrevocable guarantees of the payment of the principal, interest or other amounts owing on insured obligations when due. In June of 2017, National was downgraded by Standard & Poor’s Financial Services LLC (“S&P”), and the Company subsequently determined that National would cease pursuing the writing of new financial guarantee policies. National’s primary activity today is to provide ongoing surveillance of its existing insured portfolio of $71.9 billion gross par outstanding as of December 31, 2017.

The Company’s primary focus today is on ensuring that adequate liquidity exists at MBIA Inc. to satisfy all of its outstanding obligations, mitigating losses at National and MBIA Corp., including National’s exposures to insured debt obligations of the Commonwealth of Puerto Rico, as described further herein, and maximizing recoveries on paid insurance claims. The Company may also pursue strategic alternatives that could enhance shareholder value.

MBIA has also provided financial guarantee insurance in the international and structured finance markets through its MBIA Corp. subsidiary. MBIA Corp. continues to manage its insured portfolio, which has reduced substantially from $331.2 billion as of December 31, 2007 to $15.1 billion as of December 31, 2017. Effective on January 10, 2017, MBIA Corp.’s wholly-owned subsidiary, MBIA UK (Holdings) Limited (“MBIA UK Holdings”), the parent company to MBIA UK, sold MBIA UK, to Assured Guaranty Corp. (“Assured”), a subsidiary of Assured Guaranty Ltd. We do not expect MBIA Corp. to write any significant new policies in the foreseeable future in light of accumulated losses and non-policy claims related to our subordinate surplus note holders, preferred stock holders, and other lenders.

Given MBIA Corp.’s capital structure and business prospects, we do not expect its financial performance to have a material impact on MBIA Inc. Refer to “Results of Operations—Capital Resources” in Part II, Item 7 of this Form 10-K for a further discussion of MBIA Corp.’s insurance statutory capital.

MBIA Services Corporation (“MBIA Services”), also owned by MBIA Inc., is a service company which provides support services such as surveillance, risk management, legal, accounting, treasury and information technology, among others, to our businesses on a fee-for-service basis.

MBIA completed the sale of its asset management advisory services business operated under Cutwater Holdings LLC, during the first quarter of 2015.

MBIA Inc. Capital Management

The Company manages its capital and liquidity in order to ensure that it can service its debt and other financial obligations and pay its operating costs while maintaining an adequate cushion against adverse events. MBIA Inc. has consistently received dividends from National and releases from the tax escrow account over the past several years and currently maintains a stable liquidity position which is expected to allow it to service its obligations over the next several years without needing to access the capital markets. Our capital management strategies include enhancing shareholder value by (i) having the Company or National repurchase outstanding MBIA Inc. common shares when management deems such actions are appropriate, taking into account the price of the stock, anticipated liquidity needs, and other relevant factors and (ii) retiring our unsecured debt through calls and repurchases at prices that create economic benefit to the Company.

Item 1. Business (continued)

During 2017, the Company and National collectively repurchased 43 million shares at a cost of $325 million under repurchase authorizations approved by the Board in February of 2016 and June of 2017. During 2016, the Company and National collectively repurchased 16.6 million shares at a cost of $105 million under repurchase authorizations approved by the Board in October of 2015 and February of 2016. During 2015, the Company repurchased 31.9 million shares at a cost of $233 million under repurchase authorizations approved by the Board in October of 2014 and July of 2015. In addition, National purchased eight million shares at a cost of $70 million under a one-time authorization approved by the Board in May of 2015. At each time of repurchase, management and the Board viewed such use of available capital as the best alternative for capital management.

Unsecured debt includes MBIA Inc.’s senior notes and medium-term notes (“MTNs”) issued by its subsidiary MBIA Global Funding, LLC (“GFL”). During 2017, the Company repurchased $160 million and repaid $38 million related to GFL debt. During 2016, the Company repurchased $6 million and repaid $123 million related to GFL debt. During 2015, the Company repurchased $50 million of debt issued by MBIA Inc. or GFL, and repaid $78 million related to GFL debt.

In each of the fourth quarters of 2017 and 2016, National declared and paid dividends of $118 million, to its ultimate parent, MBIA Inc. In addition, during the first quarters of 2018 and 2017, MBIA Inc. received $18 million and $94 million, respectively, in cash from an escrow account held by MBIA Inc. under the MBIA group’s tax sharing agreement as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Liquidity––Corporate Liquidity” in Part II, Item 7 of this Form 10-K.

National Risk Mitigation

National’s most significant risk is credit risk in its large and diverse insured portfolio of domestic public finance credits. National’s risk mitigation strategy is premised on proactive portfolio management, including surveillance of financial performance and covenant compliance, the exercise of creditor rights, remediation and – in select cases – workouts of distressed credits. National’s approach generally focuses on the early detection of stress and proactive intervention, though its rights and its ability to take certain actions on a particular credit will always be case-specific. As part of its remediation efforts, National may elect to facilitate and participate in refinancings of existing credit exposures where the new transaction will have the anticipated effect of improving the issuer’s ability to service its debt and strengthen National’s legal security or covenant package. National may also seek to purchase its own insured obligations as part of an overall risk mitigation strategy, subject to internal and regulatory limitations.

Presently, the most distressed credits in National’s portfolio are obligations issued by the Commonwealth of Puerto Rico and certain of its instrumentalities. As described further herein, four of these credits, the Commonwealth’s General Obligation Bonds, the Puerto Rico Sales Tax Financing Corporation (“COFINA”), the Puerto Rico Highways and Transportation Authority (“PRHTA”) and the Puerto Rico Electric Power Authority (PREPA) have been placed into bankruptcy-like processes under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”). For additional information relating to the risks arising from National’s Puerto Rico exposures, refer to the “Insured Portfolio Loss Related Risk Factors” section in Part I, Item 1A of this Form 10-K.

MBIA Corp. Risk Mitigation

MBIA Corp. has not written a meaningful amount of new business since 2008 as a result of declining financial capacity, ratings downgrades and regulatory limitations placed on its business. Since that time it has experienced considerable stress as a result of unprecedented levels of loss in its structured finance insurance business, primarily in its residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) pools, and collateralized debt obligation (“CDO”) portfolios. As a result, since 2008, MBIA Corp.’s strategy has focused primarily on recovering losses on insured RMBS transactions related to the failure of certain RMBS sellers/servicers to honor their contractual obligations to repurchase ineligible mortgage loans from securitizations that MBIA Corp. insured, reducing future expected economic losses in the insured portfolio through commutations and other risk mitigation strategies, and managing liquidity. To date, MBIA Corp. has settled the majority of its claims related to the improper inclusion of ineligible mortgage loans in insured securitizations, except with regards to its claims against Credit Suisse, which it estimates as totaling $436 million as of December 31, 2017. Refer to “Note 6: Loss and Loss Adjustment Expense” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information regarding loss reserves and recoveries.

Item 1. Business (continued)

Our liquidity and capital forecasts for MBIA Corp. and projected collections of the remaining put-back recoverable, excess spread (the difference between interest inflows on assets and interest outflows on liabilities in our insured RMBS transactions) and the Zohar CDOs reflect resources that we expect to be adequate to pay expected insurance claims. However, there can be no assurance that MBIA Corp. will realize its expected recoveries in full or on its projected timeframe. Refer to “Risk Factors-MBIA Corp. Risk Factors-Continuing elevated loss payments and delay or failure in realizing expected recoveries on insured transactions may materially and adversely affect MBIA Insurance Corporation’s statutory capital and its ability to meet liquidity needs and could cause the New York State Department of Financial Services (the “NYSDFS”) to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding if the NYSDFS concludes that MBIA Insurance Corporation will not be able to pay expected insurance claims,” in Part I, Item 1A of this Form 10-K. Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any significant long-term liquidity impact on MBIA Inc. or result in a liquidation or similar proceeding of MBIA Mexico.

OUR INSURANCE OPERATIONS

Our U.S. public finance insurance portfolio is managed through National, and our international and structured finance insurance portfolios are managed through MBIA Corp. We do not expect National or MBIA Corp. to write new business for the foreseeable future.

We have been compensated for our insurance policies by insurance premiums that were paid upfront or on an installment basis. Our financial guarantee insurance was offered in both the new issue and secondary markets. In addition, we have provided financial guarantees or sureties to debt service reserve funds. The primary risk in our insurance operations is that of adverse credit performance in the insured portfolio. When writing new business we sought to maintain a diversified insured portfolio and have insured transactions with the aim of managing and diversifying risk based on a variety of criteria including revenue source, issue size, type of asset, industry concentrations, type of bond and geographic location. Despite this objective, there can be no assurance that we will avoid losses on multiple credits as a result of a single event or series of events.

Because we generally guarantee to the holder of an insured obligation the timely payment of amounts due on the obligation in accordance with its original payment schedule, in the case of a default or other triggering event, payments under the insurance policy generally cannot be accelerated against us unless we consent to the acceleration. In the event of a default, however, we may have the right, in our sole discretion, to accelerate the obligations and pay them in full. Otherwise, we are required to pay principal, interest or other amounts only as scheduled payments come due, even if the holders are permitted by the terms of the insured obligations to have the full amount of principal, accrued interest or other amounts due, declared due and payable immediately in the event of a default.

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

Item 1. Business (continued)

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

As of December 31, 2017, National had $71.9 billion of insured gross par outstanding on U.S. public finance obligations covering 4,753 policies and diversified among 2,585 “credits,” which we define as any group of issues supported by the same revenue source. Insurance in force, which includes all insured debt service, as of December 31, 2017 was $134.0 billion.

All of the policies were underwritten on the assumption that the insurance will remain in force until maturity or early retirement of the insured obligations. National estimates that the average life of its domestic public finance insurance policies in force as of December 31, 2017 was 10 years. The average life was determined by applying a weighted average calculation, using the remaining years to contractual maturity and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2017 was $7.9 billion.

National’s underwriting guidelines limited the insurance in force for any one insured credit, and for other categories such as geography. In addition, National is subject to regulatory single-risk limits with respect to any insured bond issue. See the “Insurance Regulation” section below for a description of these regulatory requirements. As of December 31, 2017, National’s gross par amount outstanding for its ten largest insured U.S. public finance credits totaled $10.8 billion, representing 15.0% of National’s total U.S. public finance gross par amount outstanding. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information regarding the Company’s insured portfolio.

MBIA Corp. Insured Portfolio

MBIA Corp.’s insured portfolio consists of policies that insure various types of international public finance and global structured finance obligations that were sold in the new issue and secondary markets or are referenced in CDS contracts. International public finance obligations include bonds and loans extended to entities located outside of the U.S., including utilities, infrastructure projects and sovereign-related and sub-sovereign issuers, such as regions, authorities or their equivalent as well as sovereign owned entities that might be supported by a sovereign state, region or authority. Sovereign-related includes Private Finance Initiative transactions that involve private entities that receive contractual payments for providing services to public sector entities. Global structured finance obligations include asset-backed transactions and financing of commercial activities that are typically secured by undivided interests or collateralized by the related assets or cash flows or, in the case of certain CDS transactions, reference the underlying obligations. Certain policies cover payments potentially due under CDS, including termination payments that may become due in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS or derivative contracts by the insured counterparty or by the guarantor.

As of December 31, 2017, MBIA Corp. had 388 policies outstanding in its insured portfolio. In addition, MBIA Corp. had 67 insurance policies outstanding relating to liabilities issued by MBIA Inc. and its subsidiaries, which are described further under the section “Affiliated Financial Obligations Insured by MBIA Corp.” below. MBIA Corp.’s total policies in its insured portfolio are diversified among 254 “credits,” which we define as any group of policies supported by the same revenue source.

Item 1. Business (continued)

As of December 31, 2017, the gross par amount outstanding of MBIA Corp.’s insured obligations (excluding $1.5 billion of MBIA insured investment agreements, MTNs and the MBIA Corp. Financing Facility and $44.9 billion of U.S. public finance debt ceded to National), was $15.1 billion. Insurance in force for the above portfolio, which includes all insured debt service, as of December 31, 2017 was $21.0 billion.

MBIA Corp. estimates that the average life of its international and structured finance insurance policies in force as of December 31, 2017 is 8 years. The average life was determined by applying a calculation using the remaining years to contractual maturity for international public finance obligations and estimated maturity for structured finance obligations and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2017 was $1.8 billion. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information regarding the Company’s insured portfolio.

Affiliated Financial Obligations Insured by MBIA Corp.

Prior to 2008, MBIA Inc. provided customized investment agreements by MBIA Inc. and one of its subsidiaries, GFL, issued MTNs with varying maturities. Each of these obligations is guaranteed by MBIA Corp. GFL lent the proceeds of its GFL MTN issuances to MBIA Inc. As a result of ratings downgrades of MBIA Corp., MBIA Inc. is required to post collateral for the remaining investment agreements. Since the ratings downgrades of MBIA Corp. that began in 2008, we have not issued new MTNs or investment agreements. The investment agreements are currently fully collateralized with high quality assets. We believe the outstanding investment agreements and MTNs and corresponding asset balances will continue to decline over time as the liabilities mature, terminate, or are repurchased by the Company.

In January of 2017, MBIA Corp. executed a financing facility (the “Facility”) with affiliates of certain holders of 14% Fixed-to-Floating Rate Surplus Notes of MBIA Corp. (collectively, the “Senior Lenders”), and with MBIA Inc., pursuant to which the Senior Lenders have provided $325 million of senior financing and MBIA Inc. has provided $38 million of subordinated financing to MZ Funding LLC (“MZ Funding”), a newly formed wholly-owned subsidiary of the Company, which in turn lent the proceeds of such financing to MBIA Corp. MBIA Corp. issued financial guarantee insurance policies insuring MZ Funding’s obligations under the Facility. Refer to “Note 10: Debt” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information on the Facility.

Risk Management

Our largest risk is the credit exposure in our insured portfolio. The Company’s credit risk management and remediation functions are managed through committees and units that oversee risks in ongoing portfolio monitoring, surveillance and remediation. The Company’s Insured Portfolio Management Division (“IPM”) monitors and remediates U.S. public finance transactions, global structured finance and international public finance risks. National and MBIA Insurance Corporation each has risk and investment committees to review investment and portfolio-related decisions. On an enterprise-wide basis, executive committees provide risk oversight.

The Company’s Risk Oversight Committee (the “Risk Oversight Committee”) reviews transactions not otherwise reviewable by the subsidiary risk committees, and provides firm-wide review of policies and decisions related to credit, market, operational, legal, financial and business risks. The Company’s Loss Reserve Committees review loss reserve activity.

The Company’s Board of Directors and its Committees oversee risks faced by the Company and its subsidiaries. The Board regularly evaluates and discusses risks associated with strategic initiatives. On an annual basis, the Board also evaluates and approves the Company’s risk tolerance policy. The purpose of the risk tolerance policy is to delineate the types and amounts of risks the Company is prepared to accept. This policy provides the basis upon which risk criteria and procedures are developed and seeks to have these applied consistently across the Company. The Board’s Audit Committee and Finance and Risk Committee meaningfully participate in the oversight of risks faced by the Company.

Item 1. Business (continued)

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

The Company’s Risk Oversight Committee has designated a Models Governance Team. Given the significance of models in the Company’s surveillance, financial reporting and corporate treasury operations, among other activities, the Company established a Models Risk Governance Policy to enhance the reliability, maintenance and transparency of its models so that models risk can be mitigated on an enterprise-wide basis. The Models Governance Team is responsible for the Models Risk Governance Policy as well as other Models Governance related initiatives.

Insurance Monitoring and Remediation

We monitor and remediate our existing insured portfolios on an ongoing basis. Although our monitoring and remediation activities vary somewhat by sector and bond type, in all cases we focus on assessing event risk and possible losses under stress.

•	U.S. Public Finance: For U.S. public finance, our underwriting at origination and ongoing monitoring focuses on economic and political trends, issuer or project debt and financial management, construction and start up risk, adequacy of historical and anticipated cash flows under stress, satisfactory legal structure and bond security provisions, viable tax and economic bases, including consideration of tax limitations and unemployment trends, adequacy of stressed loss coverage and project feasibility, including satisfactory reports from consulting engineers, traffic advisors and others, if applicable. Depending on the transaction, specialized cash flow analyses may be conducted to understand loss sensitivity. In addition, specialized credit analysts consider the potential event risk of natural disasters or headline events on both single transactions and across a sector, as well as regulatory issues. U.S. public finance transactions are monitored by reviewing trustee, issuer and project financial and operating reports as well as reports provided by technical advisors and counsel. Projects may be periodically visited by National personnel.

•	International Public Finance: International public finance transactions are monitored and remediated in a manner relatively consistent with U.S. public finance transactions. In addition, credit analysts consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. Analysts also monitor local accounting and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. Furthermore, exposures are reviewed periodically; the frequency and scope of review is often increased when an exposure is downgraded. MBIA personnel may periodically visit projects or issuers to meet with management.

•	Global Structured Finance Transactions: For global structured finance transactions, we focus on the historical and projected cash flows generated by the assets, the credit and operational strength of the originator, servicer, manager and/or operator of the assets, and the transaction’s structure (including the degree of protection from bankruptcy of the originator or servicer). We may use both probability modeling and cash flow sensitivity analysis (both at the transaction and asset specific levels) to test asset performance assumptions and performance covenants, triggers and remedies. In addition, IPM may use various quantitative tools and qualitative analyses to test for credit quality, correlation, liquidity and capital sensitivity within the insured portfolio.

Item 1. Business (continued)

A key to our ongoing monitoring is early detection of deterioration in either transaction credit quality or macroeconomic or market factors that could adversely impact an insured credit. If deterioration is detected, analysts generally evaluate possible remedial actions and, in the event of significant stress, we may develop and implement a remediation strategy. The nature of any remedial action is based on the type of insured issue and the nature and scope of the event giving rise to the remediation. In most cases, as part of any such remedial activity, we work with the issuer, trustee, legal counsel, financial advisors, servicer, other creditors, underwriters and/or other related parties to reduce chances of default and the potential severity of loss if a default should occur.

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

Credit Risk Models

We use credit risk models to test qualitative judgments, to design appropriate structures and to understand sensitivity within transactions and across broader portfolio exposure concentrations. Models are updated to reflect changes in both portfolio and transaction data and also in expectations of stressed future outcomes. For portfolio monitoring we use internal and third-party models based on individual transaction attributes and customized structures and these models are also used to determine case basis loss reserves and, where applicable, to mark-to-market any insured obligations as may be required for financial reporting. When using third-party models, we generally perform the same review and analyses of the collateral, transaction structure, performance triggers and cash flow waterfalls as when using our internal models. See “Risk Factors—Insured Portfolio Loss Related Risk Factors—Financial modeling involves uncertainty over ultimate outcomes which makes it difficult to estimate liquidity, potential paid claims payments, loss reserves and fair values” in Part I, Item 1A of this Form 10-K.

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

Item 1. Business (continued)

Losses and Reserves

Loss and loss adjustment expense (“LAE”) reserves are established by Loss Reserve Committees in each of our operating insurance companies and are reviewed by our executive Loss Reserve Committee, which consists of members of senior management. The Company’s loss and LAE reserves as of December 31, 2017 represent case basis reserves and estimates for LAE to be incurred. Case basis reserves represent the Company’s estimate of expected losses to be paid under its insurance contracts, net of potential recoveries and discounted using a current risk-free interest rate, for contracts where the estimated loss amount exceeds the unearned premium revenue on the related insurance contract. The Company estimates expected losses net of potential recoveries using the present value of probability-weighted estimated loss payments and recoveries, discounted at a rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract as required by accounting principles for financial guarantee contracts. We record case basis loss reserves on insured obligations which have defaulted or are expected to default during the remaining life of the obligation.

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

Reinsurance

We currently have third-party reinsurance agreements in place covering 3% of our insured par outstanding. At this time we do not intend to utilize reinsurance to decrease the insured exposure in our portfolio; however, we may, from time to time, look to enter into transactions to reduce risks embedded in our insured portfolios on an individual and portfolio-wide basis.

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

Insurance Regulation

National and MBIA Insurance Corporation are incorporated in and subject to primary insurance regulation and supervision by the State of New York. MBIA Corp.’s Spanish Branch is subject to local regulation in Spain. MBIA Mexico is organized and subject to primary regulation and supervision in Mexico. The Company’s insurance subsidiaries are also licensed to issue financial guarantee policies in multiple jurisdictions as needed to conduct their business activities.

Item 1. Business (continued)

The extent of state and national insurance regulation and supervision varies by jurisdiction, but New York, Spain, Mexico and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements, and business conduct which must be maintained by insurance companies, and if our insurance companies fail to meet such requirements our regulators may impose certain remedial actions. Among other regulated conduct, these laws and regulations prescribe permitted classes and concentrations of investments. In addition, some state laws and regulations require the approval or filing of policy forms and rates. MBIA Insurance Corporation and National each are required to file detailed annual financial statements with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. The operations and accounts of the insurance companies are subject to examination by regulatory agencies at regular intervals. In addition to being subject to the insurance laws in the jurisdictions in which we operate, as a condition to obtaining required insurance regulatory approvals to enter into certain transactions and take certain other corporate actions, including the release of excessive contingency reserves in MBIA Insurance Corporation described below under “Contingency Reserves” and entry into the asset swap between MBIA Inc. and National described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Liquidity––Corporate Liquidity” in Part II, Item 7 of this Form 10-K, MBIA Inc. and its operating insurance subsidiaries have and may in the future agree to provide notice to the NYSDFS or other applicable regulators prior to entering into transactions or taking other corporate actions (such as paying dividends when applicable statutory tests are satisfied) that would not otherwise require regulatory approval.

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

National declared and paid a dividend of $118 million to its ultimate parent, MBIA Inc., during the fourth quarter of 2017.

Due to its significant negative earned surplus, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009 and is not expected to have any statutory capacity to pay any dividends for the foreseeable future. In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excessive contingency reserves as of September 30, 2011, December 31, 2011 and March 31, 2012, MBIA Corp. agreed that it would not pay any dividends without receiving prior approval from the NYSDFS. The foregoing dividend limitations are determined in accordance with statutory accounting principles (“U.S. STAT”).

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

National is in compliance with the relevant aggregate and single risk limits. During 2017 and 2016, MBIA Insurance Corporation reported single risk limit overages to the NYSDFS due to changes in its statutory capital. MBIA Insurance Corporation is currently in compliance with its aggregate risk limits as of December 31, 2017.

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

Item 1. Business (continued)

Insured Credit Default Swaps

Certain of MBIA Corp. guarantee payments due under CDS and other derivatives. In July of 2010, the Dodd-Frank Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law for the purpose of enacting broad financial industry regulatory reform, including by enhancing regulation of the over-the-counter derivatives markets. Among other reforms, the Dodd-Frank Act requires “swap dealers” and “major swap participants” to register with either or both of the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (“SEC”), and to be subject to enhanced regulation, including capital requirements. Previously, MBIA Corp. was registered with the CFTC as a major swap participant and had been required to comply with the CFTC’s business conduct rules as applied to portfolios in place prior to the enactment of the Dodd-Frank Act. In May of 2015, MBIA Corp. de-registered as a major swap participant as the notional amount and fair value of its CDS exposures declined below the registration thresholds. As of December 31, 2017, MBIA Corp. insured one CDS derivative policy with $127 million of gross par outstanding.

OUR ADVISORY SERVICES

Until January of 2015, we conducted our asset management advisory services business through two registered investment adviser subsidiaries of Cutwater Holdings, LLC (together, “Cutwater”), a wholly-owned subsidiary of MBIA Inc. Effective January 1, 2015, we completed the sale of Cutwater to the Bank of New York Mellon Corporation. This transaction had a positive but immaterial impact on the Company’s financial position and results of operations. In connection with the sale, the Company and its subsidiaries entered into investment management agreements with Cutwater (now known as “Insight Investment”) to manage their respective fixed-income investment portfolios for the following five years.

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

Insight Investment manages the proprietary investment portfolios of the Company and its subsidiaries in accordance with the guidelines adopted for each such portfolio. The agreements with Insight Investment provide generally that Insight Investment will have the exclusive right to manage the fixed-income investment portfolios of the Company and its subsidiaries until December 31, 2019 and guarantee certain minimum revenues thereunder. The agreements are subject to early termination under certain conditions including if certain performance objectives are not met.

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

Item 1. Business (continued)

RATING AGENCIES

On September 28, 2017, MBIA Inc., on behalf of its subsidiaries, National and MBIA Corp., provided notice to Moody’s Investors Services (“Moody’s”) terminating the agreement by which Moody’s agreed to provide financial strength ratings to MBIA Inc., National, MBIA Corp. and MBIA Mexico. Also on September 28, 2017, National provided notice to Kroll Bond Rating Agency (“Kroll”) terminating the agreement by which Kroll agreed to provide a financial strength rating to National. These termination notices were effective in October of 2017. On December 5, 2017, Kroll downgraded the rating of National from AA+ to AA with a negative outlook and subsequently withdrew its rating. On January 17, 2018 Moody’s downgraded the rating of National from A3 with a negative outlook to Baa2 with a stable outlook. Similarly, Moody’s downgraded the rating of MBIA Inc. from Ba1 with a negative outlook to Ba3 with a stable outlook. The rating of MBIA Corp. was affirmed at Caa1 with a developing outlook. The rating of MBIA Mexico was affirmed at Caa1/B3.mx with a developing outlook. Moody’s, at its discretion and in the absence of a contract with the Company, continues to maintain ratings on MBIA Inc. and its subsidiaries. On November 28, 2017, MBIA Inc. and its subsidiaries, National and MBIA Corp., provided notice to S&P terminating the agreements by which S&P agreed to provide financial strength ratings to MBIA Inc., National and MBIA Corp. On December 1, 2017, S&P affirmed the National A with a stable outlook and subsequently withdrew all of its ratings.

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

EMPLOYEES

As of December 31, 2017, the Company had 103 employees. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their present ages and positions with the Company as of March 1, 2018 are set forth below:

Name	Age	Position and Term of Office
William C. Fallon	58	Chief Executive Officer and Director (executive officer since July 2005)
Anthony McKiernan	48	Executive Vice President and Chief Financial Officer (executive officer since August 2011)
Jonathan C. Harris	46	General Counsel and Secretary (executive officer since September 2017)
Daniel M. Avitabile	44	Assistant Vice President, and President and Chief Risk Officer of MBIA Corp. (executive officer since September 2017)
Adam T. Bergonzi	54	Assistant Vice President, and Chief Risk Officer of National (executive officer since September 2017)
Christopher H. Young	45	Assistant Vice President, and Chief Financial Officer of National (executive officer since September 2017)
Joseph R. Schachinger	49	Controller (executive officer since May 2017)

William C. Fallon was elected as a Director of the Company in May 2017, and appointed as Chief Executive Officer on September 15, 2017. Prior to being named Chief Executive Officer and Director, Mr. Fallon served as President, Chief Operating Officer, and Vice President of the Company and head of the Global Structured Finance Division. Mr. Fallon also serves as President and Chief Executive Officer of National. From July of 2005 to March 1, 2007, Mr. Fallon was Vice President of the Company and head of Corporate and Strategic Planning. Prior to joining the Company in 2005, Mr. Fallon was a partner at McKinsey & Company and co-leader of that firm’s Corporate Finance and Strategy Practice.

Anthony McKiernan was named Executive Vice President and Chief Financial Officer on May 1, 2012 and March 11, 2016, respectively. Immediately prior to those appointments Mr. McKiernan was Vice President and Chief Portfolio Officer of the Company. Mr. McKiernan is also Chairman and Chief Financial Officer of MBIA Corp. Mr. McKiernan joined MBIA in 2000 as a vice president in the Credit Analytics Group, and managed the Corporate Insured Portfolio Management Group prior to becoming the Head of the Structured Finance Insured Portfolio Management Group in 2007.

The Board of Directors of MBIA Inc. appointed Mr. Fallon to the office set forth opposite his name above on September 15, 2017 and appointed Mr. McKiernan to the offices set forth opposite his name above on May 1, 2012 and March 11, 2016.

Jonathan C. Harris is General Counsel and Secretary of the Company. Prior to being named General Counsel and Secretary, Mr. Harris served as Assistant Vice President and Head of Litigation. Mr. Harris joined the Company as Head of Litigation in 2009. Prior to joining the Company, Mr. Harris was litigation counsel at Lehman Brothers, and practiced in the litigation department of Willkie Farr & Gallagher. The Board of Directors of MBIA Inc. appointed Mr. Harris to the offices set forth opposite his name above on May 3, 2017.

Item 1. Business (continued)

Daniel M. Avitabile is an Assistant Vice President of the Company and President and Chief Risk Officer of MBIA Corp. Prior to being named Chief Risk Officer in 2016, Mr. Avitabile managed MBIA Corp.’s Special Situations Group, which was responsible for remediation and commutation activity. Mr. Avitabile has worked at MBIA since 2000, where he has held positions in insured portfolio management, remediation, corporate strategy and structured finance new business. Prior to joining MBIA, he held positions at The Chase Manhattan Bank and State Street Bank. The Board of Directors of MBIA Inc. and MBIA Insurance Corporation appointed Mr. Avitabile to the offices set forth opposite his name above on February 13, 2018, September 15, 2017 and March 11, 2016, respectively.

Adam T. Bergonzi is an Assistant Vice President of the Company and Chief Risk Officer of National, overseeing all of National’s risk and insured portfolio management activities. Prior to being named Chief Risk Officer of National in 2010 when he rejoined the Company, Mr. Bergonzi was employed at Municipal and Infrastructure Assurance Corporation, which he co-founded and served as its Chief Risk Officer, from 2008 to 2010. The Board of Directors of MBIA Inc. and National Public Finance Guarantee Corporation appointed Mr. Bergonzi to the offices set forth opposite his name above on May 3, 2016 and November 15, 2010, respectively.

Christopher H. Young is an Assistant Vice President of the Company and Chief Financial Officer of National. Prior to being named National’s Chief Financial Officer in March of 2009, from 2001 to 2009, Mr. Young worked at MBIA Insurance Corporation in a variety of Structured Finance positions and in Corporate Strategy. The Board of Directors of MBIA Inc. and National Public Finance Guarantee Corporation appointed Mr. Young to the offices set forth opposite his name above on February 13, 2018 and March 5, 2009, respectively.

Joseph R. Schachinger is the Company’s Controller. Prior to being named Controller in May of 2017, since 2009 Mr. Schachinger served as Deputy Controller. The Board of Directors of MBIA Inc. appointed Mr. Schachinger to the office set forth opposite his name above on May 3, 2017.

Item 1A. Risk Factors

References in the risk factors to the “Company” are to MBIA Inc., together with its domestic and international subsidiaries. References to “we,” “our” and “us” are to MBIA Inc. or the Company, as the context requires. Our risk factors are grouped into categories and are presented in the following order: “Insured Portfolio Loss Related Risk Factors”, “Legal, Regulatory and Other Risk Factors”, “Capital, Liquidity and Market Related Risk Factors” and “MBIA Corp. Risk Factors.” Risk factors are generally listed in order of significance within each category.

Insured Portfolio Loss Related Risk Factors

Some of the state, local and territorial governments and finance authorities and other providers of public services, located in the U.S. or abroad, that issue public finance obligations we insure are experiencing fiscal stress that could result in increased credit losses or impairments on those obligations.

Some of the state, local and territorial governments and finance authorities that issued the obligations we insure are reporting fiscal stress that has resulted in a significant increase in taxes and/or a reduction in spending or other measures in efforts to satisfy their financial obligations. In particular, certain jurisdictions have significantly underfunded pension liabilities which are placing additional stress on their finances and are particularly challenging to restructure either through negotiation or under Chapter 9 of the United States Bankruptcy Code. If the issuers of the obligations in our public finance portfolio are unable to raise taxes, or increase other revenues, cut spending, reduce liabilities, and/or receive state or federal assistance, we may experience losses or impairments on those obligations, which could materially and adversely affect our business, financial condition and results of operations. The financial stress experienced by certain municipal issuers could result in the filing of Chapter 9 proceedings in states where municipal issuers are permitted to seek bankruptcy protection. In these proceedings, which remain rare, the resolution of bondholder claims (and by extension, those of bond insurers) may be subject to legal challenge by other creditors.

Item 1A. Risk Factors (continued)

In particular, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) are experiencing fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalances, lack of access to the capital markets, a prolonged stagnating local economy, net migration of people out of Puerto Rico and high debt burdens. The impact of Hurricane Maria, which made landfall in Puerto Rico on September 20, 2017, may also impact its ability to repay its legacy indebtedness. The physical damage and resultant lost economic activity may exceed the collective aid Puerto Rico receives from private insurance, relief from the Federal Emergency Management Agency (“FEMA”) and other federal agencies and programs. In September of 2015, a working group formed by the former Governor of Puerto Rico released a report that projected a sizable deficit of available cash resources to expenses and debt service over the next five years absent meaningful fiscal and structural reform, and concluded that a voluntary adjustment of the terms of the Commonwealth’s debt is necessary. On June 30, 2016, after passage by the United States Congress, the President of the United States signed into law the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”). PROMESA provides a statutory framework for the creation of an independent oversight board (“the “Oversight Board”) whose purpose is to restore Puerto Rico’s fiscal responsibility and access to the capital markets. The Oversight Board can, among other things, develop and implement fiscal plans for Puerto Rico and its instrumentalities, and can avail itself of collective action and judicial processes—separate from the Federal Bankruptcy Code—by which Puerto Rico may restructure its debt on a voluntary or non-voluntary basis.

On May 3, 2017, the Oversight Board certified and filed a bankruptcy-like petition under Title III of PROMESA for Puerto Rico with the District Court of Puerto Rico. Under a separate petition, the Oversight Board also commenced a Title III proceeding for Puerto Rico Sales Tax Financing Corporation (“COFINA”) on May 5, 2017. On May 21, 2017, upon the expiration of the PROMESA stay, the Oversight Board commenced a Title III proceeding for the Puerto Rico Highway and Transportation Authority (“PRHTA”). On July 2, 2017, the Oversight Board commenced a Title III proceeding for the Puerto Rico Electric Power Authority (“PREPA”). While National has entered into a voluntary mediation process with the Oversight Board and Puerto Rico, there can be no assurance that National will be able to avoid a non-voluntary outcome which could result in unanticipated losses to National which could be material.

Economic activity in Puerto Rico may not return to pre-hurricane levels and Puerto Rico’s recovery could be more shallow and protracted than that experienced by other similarly affected governments, given Puerto Rico’s prior constrained liquidity and economic activity. On January 24, 2018, Puerto Rico issued a Fiscal Plan which provides financial projections for a five year period including fiscal years 2018-2022. The Plan, which is subject to certification by the Oversight Board under PROMESA, projects no debt service payments for the plan period. It also assumes $35.3 billion of FEMA public assistance funding. Following receipt of the government’s draft fiscal plan, the Oversight Board determined that the proposed fiscal plan was noncompliant with the requirements of PROMESA and therefore required certain revisions before certification by the Oversight Board. As a result, the government submitted a revised fiscal plan for Puerto Rico on February 12, 2018 to incorporate the Oversight Board’s comments and the incremental disaster relief funding provided by recent legislation approved by Congress on February 9, 2018. Notwithstanding the revisions, the draft fiscal plan remains subject to further adjustment following additional input and review by the Oversight Board.

While the federal government and FEMA have made aid available to Puerto Rico, there can be no assurance that such aid will be made available in the amounts necessary to offset the adverse impacts from Hurricane Maria in their entirety. In addition, the necessary and greater involvement of the federal government, through its actions to deliver disaster relief and other support services, in addition to the evolving role of the Oversight Board and the role of Puerto Rico in its own recovery, heightens political risk in connection with the restructuring of legacy debt. This risk could lead the Oversight Board, Puerto Rico or the federal government to seek to extract greater concessions from creditors based on the uncertainty of Puerto Rico’s long term recovery prospects. In this event, losses at National on select Puerto Rico exposures could increase materially.

Item 1A. Risk Factors (continued)

As of December 31, 2017, National had $3.4 billion of gross insured par outstanding ($3.9 billion of gross insured par outstanding when including accreted interest on insured capital appreciation bonds) related to Puerto Rico. Puerto Rico may be unable or unwilling to pay their obligations as and when due, in which case National would be required to pay claims of unpaid principal and interest when due under its insurance policies, which could be material. Prior to 2017, National paid claims on defaulted Puerto Rico debt in the amount of $173 million. Puerto Rico defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $242 million during 2017. On January 1, 2018, Puerto Rico also defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $69 million. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National would experience losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part II, Item 7 of this Form 10-K for additional information on our Puerto Rico exposures.

Loss reserve estimates and credit impairments are subject to additional uncertainties and loss reserves may not be adequate to cover potential claims.

Our insurance companies issued financial guarantee policies that insure the financial performance of the obligations guaranteed over an extended period of time, in some cases over more than 30 years, and which are unconditional and irrevocable. Under substantially all of our policies, we do not have a right to cancel the policy. We do not use actuarial approaches that are customarily used by other types of insurance companies to determine our loss reserves. The establishment of the appropriate level of loss reserves is an inherently uncertain process involving numerous assumptions, estimates and subjective judgments by management, and therefore, there can be no assurance that future net claims in our insured portfolio will not exceed our loss reserves. If our loss reserves are not adequate to cover actual losses, our results of operations and financial condition could be materially adversely affected. We use financial models to project future net claims on our insured portfolio, including insured credit derivatives, and to establish loss reserves and estimate impairments and related recoveries. There can be no assurance that the future loss projection and impairments based on these models will ultimately reflect the actual losses and impairment and recovery that we experience. Additionally, small changes in the assumptions underlying these estimates could significantly impact loss expectations. For example, our loss reserves are discounted to a net present value reflecting our general obligation to pay claims over time and not on an accelerated basis. Risk-free rates are used to discount our loss reserves under accounting principles generally accepted in the U.S., and the yield-to-maturity of each insurer’s investment fixed-income portfolio (excluding cash and cash equivalents and other investments not intended to defease long-term liabilities) as of year-end is used to discount each insurer’s loss reserves under statutory accounting principles. Accordingly, changes in the risk-free rates or the yield in our insurance companies’ fixed-income investment portfolios may materially impact loss reserves.

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

Budget deficits at all levels of government in the U.S., recessions, increases in corporate, municipal, sovereign, sub-sovereign or consumer default rates and other general economic conditions may adversely impact the performance of our insured portfolios and the Company’s investment portfolio. In addition, we are exposed to correlation risk as a result of the possibility that multiple credits will experience losses as a result of any such event or series of events, in particular exposures that are backed by revenues from business and personal travel, such as aircraft securitizations and bonds backed by hotel taxes.

Item 1A. Risk Factors (continued)

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

Legal, Regulatory and Other Risk Factors

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

Changes to laws and regulations, or the interpretation thereof could subject our insurance companies to increased loss reserves and capital requirements or more stringent regulation generally, which could materially adversely affect our financial condition and results of operations. Finally, changes to accounting standards and regulations may require modifications to our accounting methodology, both prospectively and for prior periods; such changes could have an adverse impact on our reported financial results and/or make it more difficult for investors to understand the economics of our business and may thus influence the types or volume of business that we may choose to pursue.

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

In addition to the Superintendent’s authority to commence a rehabilitation or liquidation proceeding, if the Superintendent finds that the liabilities of MBIA Insurance Corporation exceed its admitted assets, the Superintendent could use its authority under Section 1310 of the NYIL to order MBIA Insurance Corporation to cease making claims payments (a “1310 Order”). Continuing elevated loss payments and delay or failure in realizing expected recoveries as well as certain other factors may materially and adversely affect MBIA Insurance Corporation’s liquidity and its ability to timely meet its insurance obligations, and could cause the NYSDFS to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding, or issue a 1310 Order, if it does not believe MBIA Insurance Corporation will be able to pay expected claims. See Risk Factor “An MBIA Insurance Corporation rehabilitation or liquidation proceeding could accelerate certain of the Company’s other obligations and have other adverse consequences” under “MBIA Corp. Risk Factors” for the potential impacts of an MBIA Insurance Corporation rehabilitation or liquidation proceeding, or a 1310 Order.

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

Changes in U.S. federal income tax law could materially adversely affect the value of the Company’s net deferred tax asset.

MBIA Inc. carries a net deferred tax asset whose value is calculated by application of the federal corporate taxation rates in effect at the time of determination. Changes in applicable U.S. tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our net deferred tax asset as they did in 2017 upon passage of the Tax Cuts and Jobs Act, that the President of the United States signed into law on December 22, 2017. As a result of the Company having established a full valuation allowance against its net deferred tax asset in 2017, any adjustment to the Company’s net deferred tax asset, will likely result in a corresponding change to the Company’s valuation allowance, resulting in no impact to the Company’s balance sheet or income statement.

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

As a holding company, MBIA Inc. is largely dependent on dividends and payments under our tax sharing agreement to pay principal and interest on our indebtedness and operating expenses, among other items. We expect that for the foreseeable future National will be the primary source of dividends and tax sharing agreement payments. National is subject to various statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that it may pay. See “New York State Dividend Limitations” in Part 1, Item 1 and “Note 14: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K for a further discussion of dividends.

We may also from time to time seek to raise capital from external sources. The Company’s access to external sources of financing, as well as the cost of such financing would be influenced by various factors, which could include (i) the long-term debt ratings of the Company, (ii) expected dividends from our subsidiaries, (iii) the financial condition and business prospects of our insurance companies and (iv) the perceptions of the financial strength of MBIA Inc. and our insurance companies. If we cannot obtain adequate capital on favorable terms or at all, our business, future growth, operating results and financial condition could be adversely affected.

Item 1A. Risk Factors (continued)

To the extent that we are unable to access external capital necessary to support our insurance companies, our insurance companies may not have sufficient liquidity to meet their obligations and may not be able to pay dividends to us. Consequently, our inability to maintain access to capital on favorable terms could have an adverse impact on our ability to pay losses and debt obligations, to pay dividends on our capital stock, to pay principal and interest on our indebtedness, to pay our operating expenses and to make capital investments in our subsidiaries. In addition, future capital raises for equity or equity-linked securities could result in dilution to the Company’s shareholders. In addition, some securities that the Company could issue, such as preferred stock or securities issued by the Company’s operating subsidiaries may have rights, preferences and privileges that are senior to those of its common shares.

MBIA Inc. has substantial indebtedness, and may incur additional indebtedness, which could adversely affect our financial condition, and/or our ability to obtain financing in the future, react to changes in our business and/or satisfy our obligations.

As of December 31, 2017, MBIA Inc. had $765 million of medium-term note liabilities, $576 million of Senior Notes liabilities and $337 million of investment agreement liabilities. Our substantial indebtedness and other liabilities could have material consequences because:

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

The level of interest rates and foreign currency exchange rates could materially and adversely affect our financial condition.

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

Item 1A. Risk Factors (continued)

Lower interest rates can result in lower net interest income since a substantial amount of assets are now held in cash and cash equivalents given the increased focus on liquidity. Lower interest rates would also adversely impact the value of our interest rate swap contracts in our corporate operations, and would require the Company to post additional collateral to its counterparties.

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

MBIA Corp. Risk Factors

As described further and for the reasons stated herein, we believe that MBIA Corp. will not provide significant economic or shareholder value to MBIA Inc. For additional information on MBIA Corp., refer to “Results of Operations—International and Structured Finance Insurance” in Part II, Item 7 of this Form 10-K. Additionally, also as described further herein, given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any significant long-term impact on the financial condition or liquidity of MBIA Inc. However, there can be no assurance that the financial condition or a rehabilitation or liquidation proceeding of MBIA Insurance Corporation would not have an adverse impact on MBIA Inc. The risk factors described below with respect to MBIA Corp. are set forth for that reason, as well as for an independent understanding of the risks to MBIA Corp.

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

MBIA Insurance Corporation is particularly sensitive to the risk that it will not have sufficient capital or liquid resources to meet contractual payment obligations when due or to make settlement payments in order to terminate insured exposures to avoid losses. While management’s expected liquidity and capital forecasts for MBIA Insurance Corporation reflect adequate resources to pay expected claims, there are risks to the capital and liquidity forecasts as MBIA Insurance Corporation’s remaining insured exposures and its expected salvage recoveries are potentially volatile. Such volatility exists in the amount of excess spread and put-back recoverable that MBIA Insurance Corporation may collect, its ability to recover the approximately $919 million in aggregate claims it paid in respect of the insured notes (the “Zohar I Notes”) issued by Zohar CDO 2003-1, Limited (“Zohar I”) and in respect of the insured notes (the “Zohar II Notes”) issued by Zohar II 2005-1 CDO (“Zohar II”), and the exposure in its remaining insured portfolio, which could deteriorate and result in significant additional loss reserves and claim payments, including claims on insured exposures that in some cases may require large bullet payments.

Regarding the recoveries on the payments on the Zohar I Notes and Zohar II Notes, on November 20, 2015 MBIA Insurance Corporation paid a $149 million claim on the Zohar I Notes. On January 20, 2017 (the “Zohar II Maturity Date”), it paid a claim of approximately $770 million (the “Zohar II Claim Payment”) on the Zohar II Notes (collectively, the “Zohar Claims Payments”). MBIA Insurance Corporation is entitled to reimbursement of the Zohar Claims Payments plus interest and certain costs and expenses and to exercise certain rights and remedies to seek recovery of the Zohar Claim Payments.

Item 1A. Risk Factors (continued)

In connection with its satisfaction of the Zohar II Claim Payment, MBIA Insurance Corporation consummated a financing facility, which is described in more detail under the “Liquidity—MBIA Corp. Liquidity” section in Part II, Item 7 of this Form 10-K (the “Facility”), with affiliates of certain holders of its 14% Fixed-to-Floating Rate Surplus Notes (collectively, the “Senior Lenders”), and with the Company, pursuant to which the Senior Lenders have provided $325 million of senior financing and the Company has provided $38 million of subordinated financing.

Under the Facility the Company has also agreed to provide an additional $50 million of subordinated financing to MZ Funding, which MZ Funding will lend to MBIA Insurance Corporation if needed by MBIA Insurance Corporation for liquidity purposes.

MBIA Insurance Corporation believes that the primary source of funds for the repayment of its obligations under the Facility and for reimbursement for the Zohar Claims Payments will come from the liquidation or refinancing of the loans made to, and equity interests in, companies purportedly controlled by the sponsor and former collateral manager of Zohar I and Zohar II (the “Zohar Sponsor”) and any claims that MBIA may have against the Zohar Sponsor (collectively, the “Zohar Collateral”). Any proceeds from the Zohar Collateral will first be used to repay MBIA Corporation’s obligations under the Facility, before MBIA Insurance Corporation can use any such proceeds as reimbursement for the Zohar Claims Payments, except that any payments on or recoveries made on the Zohar II Collateral will be allocated on a pro-rata basis to repayment of the senior notes of the Facility and the MBIA Corp. Payment.

Referring to the description of the Facility in “Liquidity—MBIA Corp. Liquidity” section in Part II, Item 7 of this Form 10-K, the Company’s ability to collect the principal and interest on the Insured Subordinated Notes will be based primarily on the amount recovered by MBIA Insurance Corporation with respect to the Collateral, after payment in full of the Insured Senior Notes and other related payment obligations that are senior to the Insured Subordinated Notes, pursuant to the Intercreditor Agreement. Based on the estimated value of the Collateral in relation to the amount of the Senior Insured Notes and the Subordinated Insured Notes, the Company expects that the recoveries from the Collateral will be sufficient to enable the payment in full of the Subordinated Insured Notes. There is uncertainty, however, with respect to the realizable value of the Collateral and there can be no assurance that recoveries on the Collateral will be sufficient to pay the Subordinated Insured Notes in full or that, in the event that recoveries on the Collateral are not sufficient to pay the Subordinated Insured Notes in full, that MBIA Insurance Corporation will be able to pay any shortfall necessary to pay the Subordinated Insured Notes in full under the policy insuring the Subordinated Insured Notes.

Similarly, while MBIA Insurance Corporation believes there will be sufficient recoveries on the Zohar Collateral to both repay amounts due under the Facility and to substantially reimburse it for the Zohar Claims Payments, there is significant uncertainty with respect to the realizable value of the Zohar Collateral, and there can be no assurance that recoveries on the Zohar Collateral will be sufficient to pay the Facility, together with accrued interest and other costs in full, particularly in light of the substantial interest and associated costs to be incurred in connection with the Facility, and to reimburse MBIA Insurance Corporation for the Zohar Claims Payments. If the amount of recoveries on the Zohar Collateral is not sufficient to repay amounts due under the Facility on or before its maturity date and to reimburse MBIA Insurance Corporation for a substantial portion of the Zohar Claims Payments, MBIA Insurance Corporation would likely incur substantial additional losses, which could materially impair its statutory capital and liquidity.

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

MBIA Corp. has also recorded significant loss reserves on its RMBS and CDO exposures, and there can be no assurance that these reserves will be sufficient, in particular if the economy deteriorates. These transactions are also subject to servicer risks, which relates to problems with the transaction’s servicer that could adversely affect performance of the underlying assets. Furthermore, MBIA Corp. has recorded substantial expected recoveries on certain RMBS, and the timing and amount of those recoveries are subject to risk. Any delay or failure in collecting expected recoveries may materially and adversely affect MBIA Corp.’s financial condition and results of operations. As of December 31, 2017, it recorded expected receipts of $233 million on a pre-VIE elimination basis (on a present value basis) from excess spread (the difference between interest inflows on assets and interest outflows on liabilities) in our RMBS transactions, in reimbursement of our past and future expected claims. Of this amount, $226 million is included in “Insurance loss recoverable” and $7 million is included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. The amount of excess spread depends on future interest rates and borrower refinancing and defaults. There can be no assurance that this recovery will be received in its entirety or in the expected timeframe. In addition, the Company has recorded a recovery on a transaction containing ineligible loans securitized by Credit Suisse. The Company is pursuing recovery of its losses on this transaction in a litigation in which its assessment of the ineligibility of individual mortgage loans has been challenged by Credit Suisse, and there is no assurance that the Company’s determinations will prevail, or that the Company will be successful in collecting its estimated recoveries in the anticipated timeframe. The litigation may take several years to resolve, during which time we will continue to be required to pay losses on the subject transaction, which may exceed the reserves established for the transaction.

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

Item 1A. Risk Factors (continued)

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

Item 2. Properties

The Company maintains office space located in Purchase, New York, in which the Company, National, MBIA Corp., and MBIA Services Corporation have their headquarters. The Company also leases office space in New York, New York; San Francisco, California; and Mexico City, Mexico. The Company generally believes that these facilities are adequate and suitable for its current needs.

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

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MBI.” As of February 22, 2018, there were 359 shareholders of record of the Company’s common stock. The Company did not pay cash dividends on its common stock during 2017 or 2016. For information on the ability for certain subsidiaries of the Company to transfer funds to the Company in the form of cash dividends or otherwise, refer to “Item 1. Business—Insurance Regulation” in this annual report.

The high and low sales stock prices with respect to the Company’s common stock for the last two years are presented below:

	2017		2016
	Stock Price		Stock Price
Quarter Ended	High	Low	High	Low
March 31	$11.65	$7.81	$9.49	$5.51
June 30	9.47	7.81	8.95	6.34
September 30	10.72	8.38	8.70	6.61
December 31	9.66	6.04	11.46	7.15

Repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We believe that share repurchases can be an appropriate deployment of capital in excess of amounts needed to support our liquidity and maintain the claims-paying ratings of MBIA Corp. and National as well as other business needs.

On February 23, 2016, the Company’s Board of Directors authorized the repurchase by the Company or National of up to $100 million of its outstanding shares under a new share repurchase authorization. As of December 31, 2017, there was no remaining authorized capacity under the February 23, 2016 repurchase program.

On June 27, 2017, the Company’s Board of Directors authorized the repurchase by the Company or National of up to $250 million of its outstanding shares under a new share repurchase authorization. This program replaced the approximately $13 million remaining under the Board’s February 23, 2016 authorization. As of December 31, 2017, there was no remaining authorized capacity under the June 27, 2017 repurchase program.

On November 3, 2017, the Company’s Board of Directors authorized the repurchase by the Company or National of up to $250 million of its outstanding shares under a new share repurchase authorization. As of December 31, 2017, $250 million remained available under the November 3, 2017 repurchase program.

The table below presents repurchases made by the Company or National in each month during the fourth quarter of 2017. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III for a further discussion of securities authorized for issuance under long-term incentive plans.

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions)
October	27,068,764	$7.15	27,067,713	$31
November	4,264,245	7.27	4,263,932	250
December	50,179	7.25	—	250

(1)—Includes 1,051 shares in October, 313 shares in November and 50,179 shares in December purchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.

As of December 31, 2017, 283,717,973 shares of Common Stock of the Company, par value $1 per share, were issued and 91,484,447 shares were outstanding.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

Stock Performance Graph The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Index (“S&P 500 Index”) and the S&P 500 Financials Sector Index (“S&P Financials Index”) for the last five fiscal years. The graph assumes a $100 investment at the closing price on December 31, 2012 and reinvestment of dividends in the security/index on the respective dividend payment dates without commissions. This graph does not forecast future performance of our common stock.

	2012	2013	2014	2015	2016	2017
MBIA Inc. Common Stock	100.00	152.10	121.53	82.55	136.31	93.25
S&P 500 Index	100.00	132.37	150.48	152.55	170.78	208.05
S&P Financials Index	100.00	135.59	156.17	153.72	188.69	230.47

Source: Bloomberg Finance L.P.

Item 6. Selected Financial Data

In millions except per share amounts	2017	2016	2015	2014	2013
Summary Statement of Operations Data:
Premiums earned	$201	$300	$372	$397	$457
Net investment income	154	152	152	179	166
Net change in fair value of insured derivatives	(51)	(19)	129	459	232
Net gains (losses) on financial instruments at fair value and foreign exchange	(24)	84	63	78	69
Net investment losses related to other-than-temporary impairments	(106)	(5)	(13)	(15)	—
Other net realized gains (losses)	31	(282)	17	28	(29)
Revenues of consolidated variable interest entities	185	31	128	101	233
Total revenues	433	294	853	1,270	1,209
Losses and loss adjustment	683	220	123	133	117
Operating	106	137	140	195	338
Interest	197	197	199	210	236
Expenses of consolidated variable interest entities	85	39	52	47	56
Total expenses	1,094	633	564	629	793
Income (loss) before income taxes	(661)	(339)	289	641	416
Net income (loss)	(1,605)	(338)	180	569	250
Net income (loss) per common share:
Basic	$(13.50)	$(2.54)	$1.06	$2.94	$1.30
Diluted	$(13.50)	$(2.54)	$1.06	$2.76	$1.29
Summary Balance Sheet Data:
Investments and cash and cash equivalents	4,777	5,796	6,814	7,559	7,996
Total assets of consolidated variable interest entities	3,215	2,672	5,378	5,041	5,592
Total assets	9,095	11,137	14,836	16,263	16,931
Unearned premium revenue	752	958	1,591	1,986	2,441
Loss and loss adjustment expense reserves	979	541	516	506	641
Long-term debt	2,121	1,986	1,889	1,789	1,680
Medium-term notes	765	895	1,016	1,201	1,427
Investment agreements	337	399	462	547	700
Derivative liabilities	262	299	314	437	1,152
Total liabilities of consolidated variable interest entities	2,289	2,241	5,096	4,804	5,297
Total equity	1,425	3,239	3,741	3,950	3,299
Book value per share	$15.44	$23.87	$24.61	$20.47	$17.05
Insurance Statistical Data:
Debt service outstanding	$154,945	$235,899	$326,612	$437,778	$554,296
Gross par amount outstanding	87,031	141,225	202,661	277,481	357,246

Item 6. Selected Financial Data (continued)

Quarterly Financial Information (unaudited):

	2017
In millions except per share amounts	First	Second	Third	Fourth	Full Year(1)
Premiums earned	$49	$44	$53	$55	$201
Net investment income	52	37	33	32	154
Net change in fair value of insured derivatives	(53)	3	(1)	—	(51)
Net gains (losses) on financial instruments at fair value and foreign exchange	17	(61)	(11)	31	(24)
Net investment losses related to other-than-temporary impairments	(2)	(11)	(71)	(22)	(106)
Other net realized gains (losses)	3	34	(1)	(5)	31
Revenues of consolidated variable interest entities	1	20	29	135	185
Total revenues	77	72	33	251	433
Losses and loss adjustment	94	170	205	214	683
Operating	29	32	21	24	106
Interest	48	50	50	49	197
Expenses of consolidated variable interest entities	19	22	22	22	85
Total expenses	197	282	306	309	1,094
Income (loss) before income taxes	(120)	(210)	(273)	(58)	(661)
Net income (loss)	(72)	(1,229)	(267)	(37)	(1,605)
Net income (loss) per common share:
Basic	$(0.55)	$(9.78)	$(2.17)	$(0.39)	$(13.50)
Diluted	$(0.55)	$(9.78)	$(2.17)	$(0.39)	$(13.50)

(1)—May not cross-foot due to rounding.

	2016
In millions except per share amounts	First	Second	Third	Fourth	Full Year(1)
Premiums earned	$75	$73	$77	$75	$300
Net investment income	39	37	39	37	152
Net change in fair value of insured derivatives	(28)	(8)	16	1	(19)
Net gains (losses) on financial instruments at fair value and foreign exchange	(69)	14	38	101	84
Net investment losses related to other-than-temporary impairments	(1)	—	—	(4)	(5)
Other net realized gains (losses)	(1)	—	(2)	(279)	(282)
Revenues of consolidated variable interest entities	14	(2)	13	6	31
Total revenues	32	118	203	(59)	294
Losses and loss adjustment	22	77	50	71	220
Operating	35	30	32	40	137
Interest	50	49	49	49	197
Expenses of consolidated variable interest entities	16	7	7	9	39
Total expenses	133	173	148	179	633
Income (loss) before income taxes	(101)	(55)	55	(238)	(339)
Net income (loss)	(78)	(27)	31	(265)	(338)
Net income (loss) per common share:
Basic	$(0.58)	$(0.20)	$0.23	$(2.01)	$(2.54)
Diluted	$(0.58)	$(0.20)	$0.23	$(2.01)	$(2.54)

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

INTRODUCTION

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA”, the “Company”, “we”, “us”, or “our”) operates within the financial guarantee insurance industry. MBIA manages its business within three operating segments: 1) United States (“U.S.”) public finance insurance; 2) corporate; and 3) international and structured finance insurance. Our U.S. public finance insurance portfolio is managed through National Public Finance Guarantee Corporation (“National”), our corporate segment is operated through MBIA Inc. and several of its subsidiaries, including our service company, MBIA Services Corporation (“MBIA Services”) and our international and structured finance insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). Effective on January 10, 2017, MBIA Corp.’s wholly-owned subsidiary, MBIA UK (Holdings) Limited (“MBIA UK Holdings”), sold its operating subsidiary, MBIA UK Insurance Limited (“MBIA UK”), to Assured Guaranty Corp. (“Assured”), a subsidiary of Assured Guaranty Ltd. References to MBIA Inc. generally refer to activities within our corporate segment and, unless otherwise indicated or the context otherwise requires, references to “MBIA Corp.” are (i) for any references relating to the period ended January 10, 2017, to MBIA Insurance Corporation, together with its subsidiaries, MBIA UK, and MBIA Mexico S.A. de C.V (“MBIA Mexico”) and (ii) for any references relating to the period after January 10, 2017, to MBIA Insurance Corporation together with MBIA Mexico.

National’s primary objective is to maximize the economics of our existing insured portfolio, including our insured exposure with the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”), through effective surveillance and remediation and to manage its investment portfolio. Our corporate segment consists of general corporate activities, including providing support services to MBIA’s operating subsidiaries and asset and capital management. MBIA Corp.’s primary objectives are to satisfy claims for its policyholders, maximize future recoveries, if any, for its senior lending and other surplus note holders and, then its preferred stock holders. MBIA Corp. is executing this strategy by pursuing various actions focused on maximizing the collection of recoveries and reducing and mitigating potential losses on its insurance exposures. We do not expect National and MBIA Corp. to write new business.

EXECUTIVE OVERVIEW

2017 Events

The following is a summary of notable 2017 events:

•	In July of 2017, Puerto Rico defaulted on scheduled debt service for National insured bonds. National paid gross claims in the aggregate of $242 million during 2017. On January 1, 2018, Puerto Rico also defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $69 million. As of December 31, 2017, National had $3.4 billion of gross insured par outstanding ($3.9 billion of gross insured par outstanding when including accreted interest on insured capital appreciation bonds (“CABs”)) related to Puerto Rico. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

•	In the second quarter of 2017, Standard & Poor’s Financial Services LLC (“S&P”) downgraded the financial strength rating of National from AA- with a stable outlook to A with a stable outlook. We believe that National’s ability to write new business and to compete with other financial guarantors was largely dependent on the financial strength ratings assigned to National by major rating agencies, and with the A rating assigned by S&P, it would be difficult for National to compete with higher-rated competitors. Therefore, at that time, we ceased our efforts to actively pursue writing new financial guarantee business. National immediately initiated cost savings measures related to the cessation of new business, which included reducing our headcount by approximately 25%. Operating expenses for the year ended December 31, 2017 include $8 million of costs associated with the headcount reduction. Refer to the “U.S. Public Finance Insurance” section for additional information on the U.S. public finance insurance business and the below discussion “Financial Strength Ratings” for additional information about our ratings.

•	In the second quarter of 2017, we recorded a full valuation allowance on our net deferred tax asset. The full valuation allowance resulted from our conclusion that, at this time, we do not have sufficient positive evidence required by accounting principles generally accepted in the United States of America (“GAAP”) to support our ability to use our net deferred tax asset before it expires. Refer to the following “Taxes” section and “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for further information about this valuation allowance on our net deferred tax asset. Notwithstanding the establishment of the valuation allowance on our net deferred tax asset, the Company believes that it may be able to derive some economic benefit over time from its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National and potential future sources of taxable income to be identified by the Company.

•	In the first quarter of 2017, we completed the sale of MBIA UK and executed a secured financing facility which enabled MBIA Corp. to satisfy a claim of $770 million on an insurance policy insuring certain notes issued by Zohar II 2005-1, Limited (“Zohar II”). Refer to the following “Results of Operations” and “Liquidity” sections for a further discussion of the sale of MBIA UK and the financing facility.

•	In September of 2017, William C. Fallon replaced Joseph W. Brown as Chief Executive Officer of MBIA Inc., bringing to conclusion MBIA Inc.’s long-term succession plan, which had been implemented over the past two years.

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

	Years Ended December 31,
In millions except for per share amounts	2017	2016	2015
Net income (loss)	$(1,605)	$(338)	$180
Net income (loss) per diluted share	(13.50)	(2.54)	1.06
Adjusted net income (loss)(1)	(410)	30	87
Adjusted net income (loss) per diluted share(1)	(3.45)	0.23	0.52
Cost of shares repurchased	325	105	303

(1)—Adjusted net income (loss) and adjusted net income (loss) per diluted share are non-GAAP measures. These non-GAAP measures were previously referred to as operating income (loss) and operating income (loss) per diluted share. Refer to the following “Results of Operations” section for a discussion of adjusted net income (loss) and adjusted net income (loss) per diluted share and a reconciliation of GAAP net income (loss) to adjusted net income (loss) and GAAP net income (loss) per diluted share to adjusted net income (loss) per diluted share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

	As of December 31,
In millions except per share amounts	2017	2016
Shareholders’ equity of MBIA Inc.	$1,413	$3,227
Book value per share	15.44	23.87
Adjusted book value per share(1)	29.32	31.88

(1)—Adjusted book value per share is a non-GAAP measure. Refer to the following “Results of Operations” section for a discussion of adjusted book value and a reconciliation of GAAP book value per share to adjusted book value per share.

Financial Strength Ratings

During 2017, MBIA Inc., on behalf of its subsidiaries, National and MBIA Corp., provided notice to Moody’s Investors Services (“Moody’s”) and S&P terminating the agreements by which Moody’s and S&P agreed to provide financial strength ratings to MBIA Inc., National, MBIA Corp. and MBIA Mexico. Also in 2017, National provided notice to Kroll Bond Rating Agency (“Kroll”) terminating the agreement by which Kroll agreed to provide a financial strength rating to National. In December of 2017, S&P affirmed National’s A with a stable outlook rating and subsequently withdrew all of its ratings and Kroll downgraded National’s rating from AA+ to AA with a negative outlook and subsequently withdrew its rating. In January of 2018, Moody’s downgraded National’s rating to Baa2 from A3 with a stable outlook, affirmed MBIA Corp.’s rating at Caa1 with a developing outlook, downgraded MBIA Inc.’s rating to Ba3 with a stable outlook from Ba1 with a negative outlook, and affirmed MBIA Mexico’s Caa1/B3.mx with a developing outlook rating. Moody’s, at its discretion and in the absence of a contract with the Company, continues to maintain ratings on MBIA Inc. and its subsidiaries.

Economic and Financial Market Trends

The U.S. economy continued to improve during the fourth quarter of 2017. The labor market remains strong and economic activity has been increasing steadily. In addition, U.S. home prices across the country have maintained a positive trajectory over the year and there has been an increase in business investment. Gross domestic product increased during the quarter, driven by consumer spending and business investment and unplanned spending due to the effects of the hurricanes in the third quarter of 2017.

The Federal Open Market Committee (“FOMC”) increased its target for the federal funds rate in December of 2017 by 25 basis points citing the economic factors of a strong labor market and solid economic growth along with low inflation. There is an expectation of three rate increases in 2018. The FOMC stated that it will continue to monitor economic conditions relative to its objectives of maximum employment and 2% inflation as they work to a path towards a relatively gradual normalization of rates. Congress successfully passed comprehensive tax reform in December of 2017 which includes a reduction in the corporate federal tax rate to 21%, effective on January 1, 2018. Tax reform, along with Congress’ emphasis on a reduction in regulation, is expected to lead to continued economic growth.

Economic and financial market trends could impact MBIA’s business outlook and its financial results. Many states and municipalities have experienced growing tax collections that resulted from increased economic activity and higher assessed property valuations. The economic improvement at the state and local level strengthens the credit quality of the issuers of our insured municipal bonds, improves the performance of our insured U.S. public finance portfolio and could reduce the amount of National’s potential incurred losses. In addition, higher projected interest rates could yield increased returns on our Company’s investment portfolio. A decrease in oil prices could have a positive impact on certain sales taxes to the extent consumer spending increases as a result. However, some states and municipalities will experience a decrease in revenues where their economies are reliant on the oil and gas industries.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CRITICAL ACCOUNTING ESTIMATES (continued)

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense (“LAE”) reserves are established by loss reserve committees in each of our major operating insurance companies (National and MBIA Insurance Corporation) and reviewed by our executive Loss Reserve Committee, which consists of members of senior management. Loss and LAE reserves include case basis reserves and accruals for LAE incurred with respect to non-derivative financial guarantees. Case basis reserves represent our estimate of expected losses to be paid under insurance contracts, net of expected recoveries, on insured obligations that have defaulted or are expected to default. These reserves require the use of judgment and estimates with respect to the occurrence, timing and amount of paid losses and recoveries on insured obligations. Given that the reserves are based on such estimates and assumptions, there can be no assurance that the actual ultimate losses will not be greater than or less than such estimates, resulting in the Company recognizing additional or reversing excess loss and LAE reserves through earnings.

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

Instruments that trade infrequently and, therefore, have little or no price transparency are classified within Level 3 of the fair value hierarchy. Also included in Level 3 are financial instruments that have significant unobservable inputs deemed significant to the instrument’s overall fair value. Level 3 assets represented approximately 30% and 21% of total assets measured at fair value on a recurring basis as of December 31, 2017 and 2016, respectively. Level 3 liabilities represented approximately 41% and 37% of total liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, respectively.

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

Valuation allowances are established to reduce deferred tax assets. Changes in the amount of a valuation allowance are reflected within our provision for income taxes in our consolidated statements of operations. Determining whether to establish a valuation allowance and, if so, the amount of the valuation allowance requires management to exercise judgment and make assumptions regarding whether such tax benefits will be realized in future periods prior to the expiration of the deferred tax assets.

In evaluating our ability to recover our net deferred tax asset, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future federal pre-tax income. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage our underlying businesses. Actual future taxable income or loss could be significantly different from our projections. In evaluating the objective evidence that recent results provide, we consider the prior three years of cumulative pre-tax comprehensive income (loss). We consider a trend of comprehensive income to be positive evidence of our ability to recover our net deferred tax asset and a trend of comprehensive losses to be negative evidence.

During 2017, the Company established a full valuation allowance against its net deferred tax asset. The Company will continue to analyze the valuation allowance on a quarterly basis. Refer to the following “Taxes” section and “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for further information about this valuation allowance on our net deferred tax asset.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
In millions except for per share amounts	2017	2016	2015
Total revenues	$433	$294	$853
Total expenses	1,094	633	564

Income (loss) before income taxes	(661)	(339)	289
Provision (benefit) for income taxes	944	(1)	109

Net income (loss)	$(1,605)	$(338)	$180

Net income (loss) per common share:
Basic	$(13.50)	$(2.54)	$1.06
Diluted	$(13.50)	$(2.54)	$1.06
Weighted average number of common shares outstanding:
Basic	118,930,282	133,001,088	163,936,318
Diluted	118,930,282	133,001,088	164,869,788

2017 vs. 2016

The increase in consolidated total revenues was primarily due to an impairment loss related to the sale of MBIA UK recorded in 2016, gains related to changes in the fair values of assets of consolidated variable interest entities (“VIEs”) and warrants on MBIA Inc. stock and a realized gain related to the settlement of litigation, partially offset by foreign exchange losses on Euro denominated liabilities due to the weakening of the U.S. dollar, an increase in net investment losses related to other-than-temporary impairments (“OTTI”) and lower net premiums earned due to higher refunding activity in 2016. The increase in OTTI related to several impaired securities for which a loss was recognized as the difference between a security’s amortized cost and fair value.

Consolidated total expenses for the years ended December 31, 2017 and 2016 included $683 million and $220 million, respectively, of net insurance losses and LAE. This increase was principally due to losses incurred on certain Puerto Rico exposures and insured first-lien residential mortgage-backed securities (“RMBS”).

The provision (benefit) for income taxes increased for 2017 compared with 2016 primarily due to the establishment of a full valuation allowance against the Company’s net deferred tax asset. Refer to the following “Taxes” section and “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for further information about this valuation allowance on our net deferred tax asset.

2016 vs. 2015

The decrease in consolidated total revenues was primarily due to an impairment loss related to the sale of MBIA UK, a decrease in net gains on insured derivatives and lower net premiums earned due to higher refunding activity in 2015. Net losses on insured derivatives in 2016 were primarily the result of claim payments on commercial mortgage-backed securities (“CMBS”) transactions. Net gains on insured derivatives in 2015 were principally the result of changes in transaction-specific factors, such as credit ratings, partially offset by claim payments.

Consolidated total expenses for the years ended December 31, 2016 and 2015 included $220 million and $123 million, respectively, of net insurance losses and LAE. This increase was principally due to losses incurred on certain Puerto Rico exposures and insured second-lien RMBS transactions, partially offset by decreases in insured collateralized debt obligation (“CDO”) losses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Non-GAAP Adjusted Net Income (Loss)

In addition to our results prepared in accordance with GAAP, we also analyze the operating performance of the Company using adjusted net income (loss), and adjusted net income (loss) per diluted common share, both non-GAAP measures. Previously, these non-GAAP measures were referred to as combined operating income (loss) and combined operating income (loss) per diluted common share. There was no change to the calculation of these non-GAAP measures. There was only a change to the names of these non-GAAP measures. Since adjusted net income (loss) is used by management to assess performance and make business decisions, we consider adjusted net income (loss) and adjusted net income (loss) per diluted common share fundamental measures of periodic financial performance which are useful in understanding our results. Adjusted net income (loss) and adjusted net income (loss) per diluted common share are not substitutes for net income (loss) and net income (loss) per diluted common share determined in accordance with GAAP, and our definitions of adjusted net income (loss) and adjusted net income (loss) per diluted common share may differ from those used by other companies.

Adjusted net income (loss) and adjusted net income (loss) per diluted common share include the after-tax results of the Company and remove the after-tax results of our international and structured finance insurance segment, which is not part of our ongoing business strategy, as well as the following:

•	Elimination of the impact of mark-to-market gains (losses) on financial instruments that primarily include interest rate swaps and hybrid financial instruments. Also eliminated are the mark-to-market gains (losses) on warrants issued by the Company. All of these amounts fluctuate based on market interest rates, credit spreads, MBIA Inc.’s common stock price and other market factors.

•	Elimination of foreign exchange gains (losses) on the remeasurement of certain assets and liabilities and transactions in non-functional currencies. Given the possibility of volatility in foreign exchange markets, we exclude the impact of foreign exchange gains (losses) to provide a measurement of comparability of adjusted net income (loss).

•	Elimination of gains (losses) on the sale of investments, net investment losses related to OTTI and net gains (losses) on extinguishment of debt since the timing of these transactions are subject to management’s assessment of market opportunities and capital liquidity positions.

•	Elimination of the tax provision as a result of establishing a full valuation allowance against the Company’s net deferred tax asset in 2017.

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
In millions, except share and per share amounts	2017		2016		2015
Net income (loss)	$(1,605)		$(338)		$180
Less: adjusted net income adjustments:
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(185)		(475)		12
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments(1)	64		12		39
Foreign exchange gains (losses)(1)	(63)		11		60
Net gains (losses) on sales of investments(1)	14		60		20
Net investment losses related to OTTI	(106)		(5)		(13)
Net gains (losses) on extinguishment of debt	28		5		(1)
Other net realized gains (losses)	(3)		(5)		21	(2)
Adjusted net income adjustment to the (provision) benefit for income tax(3)	(944)		29		(45)

Adjusted net income (loss)	$(410)		$30		$87

Adjusted net income (loss) per diluted common share	$(3.45)	(4)	$0.23	(5)	$0.52	(4)

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

(4)—Adjusted net income (loss) per diluted common share is calculated by taking adjusted net income (loss) divided by GAAP weighted average number of diluted common shares outstanding.

(5)—Adjusted net income (loss) per diluted common share is calculated by taking adjusted net income (loss) divided by the weighted average number of diluted common shares outstanding, which includes the GAAP diluted weighted average number of common shares of 133,001,088 and the dilutive effect of common stock equivalents of 444,557 shares.

Adjusted Book Value

In addition to book value per share, we also analyze adjusted book value (“ABV”) per share, a non-GAAP measure. We consider ABV a measure of fundamental value of the Company and the change in ABV an important measure of financial performance. ABV adjusts GAAP book value to remove the legal entity book value of MBIA Corp. In addition, ABV adjusts for certain items which the Company believes will reverse from GAAP book value through GAAP earnings and other comprehensive income, as well as add in the impact of certain items which the Company believes will be realized in GAAP book value in future periods. The Company has limited such adjustments to those items that it deems to be important to fundamental value and performance and for which the likelihood and amount can be reasonably estimated. We have presented ABV to allow investors and analysts to evaluate the Company using the same measure that MBIA’s management regularly uses to measure financial performance and value. ABV is not a substitute for and should not be viewed in isolation of GAAP book value, and our definition of ABV may differ from that used by other companies.

As of December 31, 2017, ABV per share was $29.32, a decrease from $31.88 as of December 31, 2016. The decrease in ABV per share was primarily driven by the establishment of a full valuation allowance on the Company’s net deferred tax asset and losses incurred on certain Puerto Rico exposures, partially offset by a decrease in common shares outstanding from the share repurchases made by the Company during 2017. The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

	As of December 31,
In millions except share and per share amounts	2017	2016
Total shareholders’ equity of MBIA Inc.	$1,413	$3,227
Common shares outstanding	91,484,447	135,200,831
Book value per share	$15.44	$23.87
Reverse book value of the MBIA Corp. legal entity(1)	8.84	5.07

Book value after MBIA Corp. legal entity adjustment	24.28	28.94
Other book value adjustments:
Reverse net unrealized (gains) losses included in other comprehensive income (loss)	0.26	0.24
Add net unearned premium revenue(2)	4.78	4.31
Add tax effect on unrealized (gains) losses and unearned premium revenue(3)	—	(1.61)

Total other book value adjustments per share	5.04	2.94

Adjusted book value per share	$29.32	$31.88

(1)—The book value of the MBIA Corp. legal entity does not provide significant economic or shareholder value to MBIA Inc.

(2)—Consists of financial guarantee premiums, net of deferred acquisition costs. The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

(3)—As of December 31, 2017, ABV per share was adjusted by applying a zero effective tax rate to the book value adjustments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance

Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of December 31, 2017, National had total insured gross par outstanding of $71.9 billion.

On June 26, 2017, S&P downgraded the financial strength rating of National from AA- with a stable outlook to A with a stable outlook. S&P noted that the downgrade of National was based on its view that National had not gained wide market acceptance as demonstrated by its low new business volume. We determined that with the A rating it would be difficult for National to compete with higher-rated competitors, and therefore, we ceased at that time our efforts to actively pursue writing new financial guarantee business. Subsequent to the S&P financial strength rating downgrade, National terminated its agreement for ratings from S&P, Moody’s and Kroll.

National continues to surveil and remediate its existing insured portfolio and will seek opportunities to enhance shareholder value using its strong financial resources, while protecting the interests of its policyholders. Certain state and local governments and territory obligors that National insures remain under financial and budgetary stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of the Company’s insured transactions. In particular, Puerto Rico is experiencing significant fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalance, the lack of access to the capital markets, a stagnating local economy, net migration of people out of Puerto Rico and a high debt burden. Although Puerto Rico has tried to address its challenges through various fiscal policies, it continues to experience significant fiscal stress. Also, on September 20, 2017, Hurricane Maria made landfall in Puerto Rico as a Category 4 hurricane resulting in catastrophic damage to much of the island’s basic infrastructure, including its electrical transmission and distribution grid, telecommunications network, housing, roads, bridges, water and sewer systems. On September 21, 2017, the President of the United States approved a Major Disaster Declaration for Puerto Rico and the Federal Emergency Management Agency (“FEMA”) made federal disaster assistance available to Puerto Rico to supplement its recovery efforts. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,			Percent Change
In millions	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net premiums earned	$174	$236	$304	-26%	-22%
Net investment income	113	119	116	-5%	3%
Fees and reimbursements	2	2	3	—%	-33%
Net gains (losses) on financial instruments at fair value and foreign exchange	21	72	14	-71%	n/m
Net investment losses related to other-than-temporary impairments	(106)	(4)	(10)	n/m	-60%
Other net realized gains (losses)	(4)	2	(4)	n/m	-150%

Total revenues	200	427	423	-53%	1%

Losses and loss adjustment	499	74	5	n/m	n/m
Amortization of deferred acquisition costs	39	49	65	-20%	-25%
Operating	69	60	62	15%	-3%

Total expenses	607	183	132	n/m	39%

Income (loss) before income taxes	(407)	244	291	n/m	-16%
Provision (benefit) for income taxes	(152)	68	100	n/m	-32%

Net income (loss)	$(255)	$176	$191	n/m	-8%

n/m—Percent	change not meaningful.

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for 2017 compared with 2016 resulted from decreases in refunded premiums earned of $41 million and scheduled premiums earned of $21 million. The decrease in net premiums earned for 2016 compared with 2015 resulted from decreases in refunded premiums earned of $42 million and scheduled premiums earned of $26 million. Scheduled premium earnings declined due to the refunding and maturity of insured issues in prior periods. Refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of scheduled premiums that would have been earned in the current period.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Net gains (losses) on financial instruments at fair value and foreign exchange primarily relate to net realized gains from the sales of securities as a result of favorable market conditions. In 2016, the increase in these net realized gains was primarily due to generating liquidity for anticipated claim payments on certain Puerto Rico exposures.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to OTTI for 2017, 2016 and 2015 were primarily related to impaired securities for which losses were recognized as the difference between a security’s amortized cost and fair value or recovery value. This OTTI resulted from liquidity concerns, recent credit rating downgrades and other adverse financial conditions of the issuers.

LOSSES AND LOSS ADJUSTMENT EXPENSES National’s insured portfolio management group within our U.S. public finance insurance segment is responsible for monitoring our U.S. public finance insured obligations. The level and frequency of monitoring of any insured obligation depends on the type, size, rating and performance of the insured issue.

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the Company’s loss reserving policy and additional information related to its loss reserves.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents information about our U.S. public finance insurance losses and LAE expenses for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,			Percent Change
In millions	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Losses and LAE related to actual and expected payments(1)	$513	$75	$8	n/m	n/m
Recoveries of actual and expected payments	1	—	(3)	n/m	-100%

Gross losses incurred	514	75	5	n/m	n/m
Reinsurance	(15)	(1)	—	n/m	n/m

Losses and loss adjustment expenses	$499	$74	$5	n/m	n/m

(1)—Losses and LAE with respect to Puerto Rico exposures reflect the expected losses and LAE payments net of expected recoveries on such payments.

n/m—Percent change not meaningful.

For the years ended December 31, 2017, 2016 and 2015, losses and LAE primarily related to certain Puerto Rico exposures.

The following table presents information about our U.S. public finance insurance loss and LAE reserves and recoverables as of December 31, 2017 and 2016:

In millions	December 31, 2017	December 31, 2016	Percent Change
Assets:
Insurance loss recoverable	$333	$174	91%
Reinsurance recoverable on paid and unpaid losses(1)	—	1	-100%
Liabilities:
Gross loss and LAE reserves(2)	531	118	n/m
Expected recoveries on unpaid losses	(19)	(21)	-10%

Loss and LAE reserves	$512	$97	n/m

Insurance loss recoverable—ceded(3)	$12	$12	—%

(1)—Reported within “Other assets” on our consolidated balance sheets.

(2)—Puerto Rico exposures are reflected net of expected recoveries on such reserves.

(3)—Reported within “Other liabilities” on our consolidated balance sheets.

n/m—Percent change not meaningful.

Insurance loss recoverable as of December 31, 2017 increased compared with December 31, 2016 primarily as a result of expected recoveries related to claims paid on certain Puerto Rico exposures in 2017. Loss and LAE reserves as of December 31, 2017 increased compared with December 31, 2016 primarily as a result of increases in expected payments net of expected recoveries on those payments related to certain Puerto Rico exposures.

Included in our U.S. public finance loss and LAE reserves are both reserves for insured obligations for estimated future claims payments, which includes insured credits where a payment default has occurred and National has already paid a claim and insured credits where a payment default has not yet occurred. As of December 31, 2017 and 2016, loss and LAE reserves were comprised of the following:

$ in millions	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016	2017	2016
Gross of reinsurance:
Issues with defaults	7	5	$456	$75	$2,655	$1,519
Issues without defaults	4	6	56	22	781	1,446

Total gross of reinsurance	11	11	$512	$97	$3,436	$2,965

(1)—An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the years ended December 31, 2017, 2016 and 2015 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Gross expenses	$70	$62	$63	13%	-2%

Amortization of deferred acquisition costs	$39	$49	$65	-20%	-25%
Operating	69	60	62	15%	-3%

Total insurance operating expenses	$108	$109	$127	-1%	-14%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses increased for 2017 compared with 2016 primarily due to severance related expenses associated with the headcount reduction.

Amortization of deferred acquisition costs decreased for 2017 compared with 2016 and 2015 due to higher refunding activity in prior years. When an insured obligation refunds, we accelerate any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during 2017, 2016 or 2015.

INSURED PORTFOLIO EXPOSURE Financial guarantee insurance companies use a variety of approaches to assess the underlying credit risk profile of their insured portfolios. National uses both an internally developed credit rating system as well as third-party rating sources in the analysis of credit quality measures of its insured portfolio. In evaluating credit risk, we obtain, when available, the underlying rating(s) of the insured obligation before the benefit of its insurance policy from nationally recognized rating agencies, Moody’s and S&P. Other companies within the financial guarantee industry may report credit quality information based upon internal ratings that would not be comparable to our presentation. We maintain internal ratings on our entire portfolio, and our ratings may be higher or lower than the underlying ratings assigned by Moody’s or S&P.

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of December 31, 2017 and 2016. CABs are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	December 31, 2017		December 31, 2016
Rating	Amount	%	Amount	%
AAA	$3,271	4.6%	$5,167	4.7%
AA	28,354	39.4%	49,466	44.8%
A	23,530	32.7%	34,544	31.3%
BBB	10,870	15.1%	15,120	13.7%
Below investment grade	5,903	8.2%	6,070	5.5%

Total	$71,928	100.0%	$110,367	100.0%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance Puerto Rico Exposures

The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of December 31, 2017.

In millions	Gross Par Outstanding	Gross Par Outstanding Plus CAB Accreted Interest	Debt Service Outstanding		National Internal Rating
Puerto Rico Electric Power Authority (PREPA)	$1,151	$1,151	$1,637		d
Puerto Rico Commonwealth GO(1)	647	663	850		d
Puerto Rico Public Buildings Authority (PBA)(2)	188	188	274		d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)(1)	528	528	968		d
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue (PRHTA)	30	30	43		d
Puerto Rico Sales Tax Financing Corporation (COFINA)(1)	684	1,146	4,170		d
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)(1)	68	69	98		d
University of Puerto Rico System Revenue	82	82	118		d
Inter American University of Puerto Rico Inc.	23	23	31		a3

Total	$3,401	$3,880	$8,189	(3)

(1)—Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy.

(2)—Additionally secured by the guarantee of the Commonwealth of Puerto Rico.

(3)—As a result of debt service payments made as of January 1, 2018, National’s total Puerto Rico debt service outstanding declined by $70 million.

On September 20, 2017, Hurricane Maria made landfall in Puerto Rico as a Category 4 hurricane resulting in catastrophic damage to much of the island’s basic infrastructure, including its electrical transmission and distribution grid, telecommunications network, housing, roads, bridges, water and sewer systems. On September 21, 2017, the President of the United States approved a Major Disaster Declaration for Puerto Rico and FEMA made federal disaster assistance available to Puerto Rico to supplement its recovery efforts. Many residents of Puerto Rico continue to lack access to basic necessities such as clean water, food and health care. The lack of passable roads and compromised infrastructure has complicated recovery efforts. Given the significant physical barriers to assistance, the Department of Defense took over much of the initial search, rescue and restoration effort. The U.S. Army Corps of Engineers has taken the lead in the effort to rebuild the Island’s infrastructure, in cooperation with FEMA and Puerto Rico. Damage estimates vary widely, but a preliminary report from Moody’s Analytics places the upper bound of the range at $95 billion. This estimate includes lost economic activity and physical damage to infrastructure. Given the numerous estimates of physical damage and the extent of insurance coverage, uninsured damages are not reasonably estimable at this time. On October 12, 2017, the House of Representatives passed legislation providing $36.5 billion in emergency disaster assistance for areas of the U.S. impacted by recent hurricanes and wildfires including California, Texas, Louisiana, Florida, Puerto Rico and the U.S. Virgin Islands. This amount includes $4.9 billion in community disaster loans which will be, in part, made available to Puerto Rico. Under the Stafford Act, the legislation that directs federal emergency disaster response, that portion of the $4.9 billion made available to Puerto Rico may be directed to activities that directly mitigate the impacts of the disaster. The measure was approved by the U.S. Senate and has been signed by the President of the United States. As of February 12, 2018, no monies have been advanced to Puerto Rico under this authorization. On February 9, 2018, the U.S. Congress approved, and the President of the United States signed into law, a new supplemental spending authorization totaling approximately $90.0 billion to cover necessary expenses related to the consequences of Hurricanes Harvey, Irma and Maria and wildfires that occurred in 2017. Of this amount, Puerto Rico expects to receive approximately $16.5 billion in federal funds, including up to $4.8 billion for healthcare, $10.0 billion for housing and $2.0 billion for improvements to the island’s electrical power systems. Refer to the following “PREPA” section below for further information about Hurricane Maria’s impact to Puerto Rico.

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

On March 13, 2017, the Oversight Board approved the Governor’s revised long-term fiscal plan, which decreased the 10 year cumulative cash flow by $3.85 billion from $11.6 billion to $7.8 billion (pre-Affordable Care Act (“ACA”) funding and debt service). The certified plan identified fiscal cliffs from an absence of ACA, the assumed loss of Act 154 excise taxes, and pension contributions under current law and both suggested similar solutions, including tax reform, improved tax compliance, centralized procurement, headcount reductions, and the extension of the Act 154 excise tax for a period of time. As part of Act 3-2017 passed by the new administration, the Act 154 excise tax was extended until December 31, 2027. Additionally, on April 28, 2017, the Oversight Board certified four instrumentality fiscal plans, including fiscal plans for PREPA and PRHTA, subject to certain requested amendments.

On May 3, 2017, the Oversight Board certified and filed a petition under Title III of PROMESA for Puerto Rico with the District Court of Puerto Rico thereby commencing a bankruptcy-like case for Puerto Rico. Following the filing of this petition by the Oversight Board, National, together with Assured and Assured Guaranty Municipal Corp., filed an adversary complaint in the Title III case alleging that the Fiscal Plan and the Fiscal Plan Compliance Act, as discussed below, violate PROMESA and the U.S. Constitution. Under a separate petition, the Oversight Board also commenced a Title III case for COFINA on May 5, 2017. Subsequently, the Oversight Board also certified and filed voluntary petitions under Title III of PROMESA for several other municipalities, including PRHTA and PREPA on May 21, 2017 and July 2, 2017, respectively.

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

As a result of prior defaults, various stays and the Title III cases, National paid gross claims in the aggregate amount of $91 million, $24 million and $173 million against general obligation (“GO”) bonds, PBA bonds and PRHTA bonds, relating to debt service due on July 1, 2017, January 1, 2017 and July 1, 2016, respectively. In addition, National paid claims in the aggregate amount of $127 million against PREPA bonds relating to debt service due on July 1, 2017, following the expiration of the Restructuring Support Agreement (“RSA”), as further discussed below, on June 29, 2017.

In light of the impact of Hurricane Maria on Puerto Rico, and the resulting inevitable need for Puerto Rico and the Oversight Board to overhaul the Fiscal Plan, on October 6, 2017, National, Assured and Assured Guaranty Municipal Corp. filed a voluntary notice of dismissal, without prejudice, of their adversary complaint regarding the Fiscal Plan and Fiscal Plan Compliance Act. Also, on October 13, 2017, National, together with the other plaintiffs in the filing, voluntarily dismissed without prejudice the adversary complaint filed on August 7, 2017 which sought to compel PREPA to deposit revenues with the bond trustee as required by the terms of the PREPA Trust Agreements, PROMESA and the U.S. Constitution. At its October 31, 2017 meeting, the Oversight Board sought from Puerto Rico and certain of its instrumentalities covered under PROMESA, revised fiscal plans that account for the damage suffered from Hurricane Maria. Puerto Rico and PREPA submitted their updated fiscal plans to the Oversight Board on January 24, 2018. The University of Puerto Rico and PRHTA must submit their revised fiscal plans to the Oversight Board by March 9, 2018. The Oversight Board intends to certify or recommend additional changes to these revised fiscal plans during the first quarter of 2018.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

On January 24, 2018, the Puerto Rico government submitted its draft fiscal plan to the Oversight Board, which reflects the government’s expected economic outlook of Puerto Rico over a five year period after integrating four additional key drivers in the projections: (i) the negative impact of Hurricane Maria, (ii) mitigating impact of disaster relief assistance, (iii) changes to revenue and expense measures, and (iv) the impact of structural reforms. After these four additional key drivers are fully implemented, the draft fiscal plan shows Puerto Rico going from a $3.7 billion surplus to a $3.4 billion deficit (before debt service) over the five year period. Following receipt of the government’s draft fiscal plan, the Oversight Board determined that the proposed fiscal plan was noncompliant with the requirements of PROMESA and, therefore, required certain revisions before certification by the Oversight Board. As a result, the government submitted a revised fiscal plan for Puerto Rico on February 12, 2018 to incorporate the Oversight Board’s comments and the incremental disaster relief funding provided by recent legislation approved by U.S. Congress on February 9, 2018. Notwithstanding the revisions, the draft fiscal plan remains subject to further adjustment following additional input and review by the Oversight Board.

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

I. Bank of New York Mellon Interpleader Action

Following alleged events of default, certain creditors, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”), and the Oversight Board provided COFINA’s Trustee, Bank of New York, with conflicting instructions regarding the application of funds held by the trustee. In addition, certain creditors have sued Bank of New York, for alleged breach of fiduciary duties in connection with the application of funds held by the trustee upon an event of default. As a result, Bank of New York filed an interpleader motion with the court overseeing COFINA’s Title III case, seeking relief from any potential liability brought by creditors and direction from the court as to control and application of approximately $1.1 billion of funds held by the trustee as of February 1, 2018. National has intervened in this matter. Given the complexity of the issues, on May 30, 2017, the judge granted Bank of New York’s interpleader request upon ordering a freeze on disbursements to all bondholders and temporarily setting aside the funds until the dispute can be resolved between the parties. On November 6, 2017, National, along with Ambac Assurance Corporation, filed a joint motion for summary judgment asserting, among other things, that (i) events of default have occurred under the COFINA Resolution requiring payment to senior bondholders before any distribution to subordinate bondholders, and (ii) the COFINA bonds have been accelerated. All summary judgment motions are fully briefed and pending.

II. Commonwealth-COFINA Dispute

On August 10, 2017, the judge entered a stipulated order establishing procedures to govern resolution of certain disputes between Puerto Rico and COFINA (the “Commonwealth-COFINA Dispute”). In recognition of the fact that the Oversight Board acts for both Puerto Rico and COFINA, the Court appointed the official Unsecured Creditors Committee to serve as Puerto Rico’s representative to litigate and/or settle the Commonwealth-COFINA Dispute on behalf of Puerto Rico (the “Commonwealth Agent”) and Bettina M. Whyte of Bettina Whyte Consultants, LLC, to serve as the COFINA representative to litigate and/or settle the Commonwealth-COFINA Dispute on behalf of COFINA (the “COFINA Agent”). The Commonwealth Agent filed an adversary complaint on September 8, 2017. On September 15, 2017, the COFINA Agent filed an Answer to the Complaint and asserted eight counterclaims for declaratory judgment regarding the enforceability of the COFINA structure. On October 25, 2017, the Commonwealth Agent filed an amended complaint that contained minor revisions to the factual allegations concerning the directors of COFINA, permitted use of bond proceeds, and the enactment of the sales and use tax. On October 30, 2017, the COFINA Agent filed its amended answer and counterclaims.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Pursuant to the stipulated order, National was permitted to intervene in this adversary proceeding. Accordingly, on November 6, 2017, National filed a notice of intervention, an answer to the Commonwealth Agent’s amended complaint, and counterclaims. In its counterclaims, National asserted four causes of action seeking, inter alia, declarations that the COFINA enabling statutes are constitutional, the sales and use tax revenues were validly transferred to COFINA, and the Commonwealth’s appropriation of the sales and use tax revenues violates the takings and contracts clauses of the U.S. and Puerto Rico constitutions.

On November 13, 2017, the Oversight Board filed a motion to confirm the scope of the COFINA and Commonwealth Agents’ authority and to determine whether certain claims exceeded the scope of the Commonwealth-COFINA Dispute. The Court also received additional filings relating to the scope of the agents’ authority in connection with the Commonwealth-COFINA Dispute.

On December 21, 2017, the Court issued an order limiting the scope of the Commonwealth-COFINA Dispute to whether the sales taxes pledged for repayment of the COFINA bonds are the property of the Commonwealth or COFINA and dismissed without prejudice any claims the Court determined to exceed that scope. On January 13, 2018, the Court granted the Commonwealth Agent leave to file a second amended complaint re-pleading two causes of action that previously had been dismissed as exceeding the scope of the Commonwealth-COFINA Dispute and seeking declarations that the COFINA enabling statutes violate the debt limit, debt priority, and balanced budget clauses of the Puerto Rico Constitution. The COFINA Agent and permitted intervenors, including

National, filed answers to the second amended complaint in January of 2018. Discovery is ongoing. Motions for summary judgment were due in February of 2018.

Currently, National has exposure to senior-lien COFINA debt of over $1.1 billion, including CAB accreted interest. As legal opinions from Puerto Rico justice secretaries and bond counsel have confirmed, National believes that the legal structure of COFINA is sound and that COFINA bondholders are the owners of the COFINA funds and maintain a valid statutory lien on the sales tax revenue stream backing the bonds. Notwithstanding the foregoing, until all legal challenges are resolved, there can be no assurance that the COFINA structure will be upheld and the sales tax revenue lien will be recognized.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

PREPA sustained heavy damage to its infrastructure from the two September 2017 hurricanes and in particular from Hurricane Maria. Its generating assets, located along the coast sustained only minor damage but damage to the transmission and distribution infrastructure was extensive. Power is still out across portions of the island, particularly in the rural inland areas. Lack of power has a knock-on effect of disabling telecommunication and water systems as well. Restoration efforts are being coordinated by the U.S. Army Corps of Engineers under contract with FEMA; monies from FEMA are expected to finance the reconstruction effort. In December of 2017 and continuing into January of 2018, mainland electric crews have arrived in force with equipment and supplies to continue the restoration effort. As of February 5, 2018, PREPA is reporting approximately 72% of its customers have had power restored.

The PREPA revised Fiscal Plan released January 24, 2018 calls for a wholesale transformation of PREPA to at least a partially privatized entity. Specifics regarding implementation and the impact on creditors were not detailed or readily apparent in the Plan.

PRHTA

On May 21, 2017, upon the expiration of the PROMESA stay, the Oversight Board commenced a Title III case for PRHTA. On June 3, 2017, National, together with Assured and Assured Guaranty Municipal Corp., filed an adversary proceeding in the PRHTA’s Title III case. The complaint seeks to enforce the special revenue protections of the Bankruptcy Code which are incorporated into PROMESA. These provisions ensure, among other things, that (i) current tax and toll revenues remain subject to liens and (ii) the automatic stay resulting from a filing of a Title III petition does not stay or limit application of these pledged special revenues to the repayment of PRHTA debt. Motions to dismiss were filed on June 28, 2017, and oral arguments were heard on November 21, 2017. The court took the matter under advisement, but ordered a supplemental briefing, which was submitted on November 28, 2017. On January 30, 2018, the judge granted the motions to dismiss the monolines’ PRHTA-related adversary proceeding. On February 9, 2018, National, together with Assured, Assured Guaranty Municipal Corp. and Financial Guaranty Insurance Company filed their notice of appeal of the motions to dismiss to the United States Court of Appeals for the First Circuit.

Additionally, on June 20, 2017, AAFAF informed Bank of New York, as fiscal agent for the PRHTA bonds, that due to the Title III case, the funds in the debt service reserve account in AAFAF’s view were not property of the bondholders and that Bank of New York should not disburse these funds to bondholders on July 1, 2017. The parties agreed that such funds would be held by the Bank of New York and disbursement of such funds would be addressed in the pending adversary proceeding.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following tables presents our scheduled gross debt service due on our Puerto Rico insured exposures as of December 31, 2017, for each of the subsequent five years ending December 31 and thereafter:

In millions	2018	2019	2020	2021	2022	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$120	$177	$115	$140	$140	$945	$1,637
Puerto Rico Commonwealth GO	96	154	223	82	19	276	850
Puerto Rico Public Buildings Authority (PBA)	17	24	10	24	9	190	274
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	32	27	26	27	27	829	968
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue (PRHTA)	5	1	1	1	9	26	43
Puerto Rico Sales Tax Financing Corporation (COFINA)	—	—	—	—	—	4,170	4,170
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	5	16	16	3	2	56	98
University of Puerto Rico System Revenue	7	7	7	7	6	84	118
Inter American University of Puerto Rico Inc.	3	2	3	3	3	17	31

Total	$285	$408	$401	$287	$215	$6,593	$8,189

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Corporate

Our corporate segment consists of general corporate activities, including providing support services to MBIA Inc.’s subsidiaries as well as asset and capital management. Support services are provided by our service company, MBIA Services, and include, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. Capital management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiaries, GFL and MBIA Investment Management Corp (“IMC”). MBIA Inc. issued debt to finance the operations of the MBIA group. GFL raised funds through the issuance of medium-term notes (“MTNs”) with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. The Company has ceased issuing new MTNs and investment agreements and the outstanding liability balances and corresponding asset balances have declined over time as liabilities matured, terminated or were called or repurchased. All of the debt within the corporate segment is managed collectively and is serviced by available liquidity.

The following table summarizes the consolidated results of our corporate segment for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,			Percent Change
In millions	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net investment income	$37	$33	$36	12%	-8%
Fees	53	49	52	8%	-6%
Net gains (losses) on financial instruments at fair value and foreign exchange	(32)	(14)	64	129%	-122%
Net investment losses related to other-than-temporary impairments	—	(1)	(3)	-100%	-67%
Net gains (losses) on extinguishment of debt	28	5	(1)	n/m	n/m
Other net realized gains (losses)	(4)	(5)	21	-20%	-124%

Total revenues	82	67	169	22%	-60%

Operating	62	83	82	-25%	1%
Interest	89	92	101	-3%	-9%

Total expenses	151	175	183	-14%	-4%

Income (loss) before income taxes	(69)	(108)	(14)	-36%	n/m
Provision (benefit) for income taxes	556	(15)	7	n/m	n/m

Net income (loss)	$(625)	$(93)	$(21)	n/m	n/m

n/m—Percent change not meaningful.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for 2017 compared with 2016 was primarily due to foreign exchange losses on Euro denominated liabilities from the weakening of the U.S. dollar, partially offset by favorable changes in the fair value of the outstanding warrants issued on MBIA Inc. common stock, a decrease in net losses on the sales of investments and an increase in gains from our interest rate swaps. The changes in the fair value of outstanding warrants were primarily attributable to a decrease in the price of MBIA Inc.’s common stock and changes in volatility, which are used in the valuation of the warrants.

The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for 2016 compared with 2015 was primarily due to a decrease in foreign exchange gains on Euro denominated liabilities from a decline in the strengthening of the U.S. dollar and unfavorable changes in the fair value of the outstanding warrants issued on MBIA Inc. common stock. The changes in the fair value of outstanding warrants were primarily attributable to an increase in the price of MBIA Inc. common stock, partially offset by changes in volatility.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET GAINS (LOSSES) ON EXTINGUISHMENT OF DEBT The increase in net gains (losses) on extinguishment of debt for 2017 compared with 2016 was primarily due to an increase in gains from purchases, at discounts, of MTNs issued by the Company.

OTHER NET REALIZED GAINS (LOSSES) The decrease in other net realized gains (losses) for 2016 compared with 2015 was primarily due to the results from the sale of Cutwater in 2015.

OPERATING EXPENSES Operating expenses decreased for 2017 compared with 2016 primarily due to decreases in compensation expense, primarily as a result of lower headcount.

INTEREST EXPENSE Interest expense decreased for 2017 compared with 2016 and 2015 due to the continued maturities and repurchases of debt obligations issued by the Company.

PROVISION (BENEFIT) FOR INCOME TAXES The provision for income taxes for 2017 was driven by the establishment of a full valuation allowance against the Company’s net deferred tax asset. Refer to the following “Taxes” section and “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for further information about this valuation allowance on our net deferred tax asset. The 2016 benefit for income taxes was impacted by foreign tax credit adjustments, the fluctuation of the value of nontaxable warrants issued by the Company and nondeductible equity-based compensation expense. The 2015 provision for income taxes was impacted by nondeductible equity-based compensation expense.

International and Structured Finance Insurance

Our international and structured finance insurance portfolios are managed through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, non-U.S. public finance and global structured finance insured obligations when due or, in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise. Effective on January 10, 2017, MBIA Corp.’s wholly-owned subsidiary, MBIA UK Holdings, sold MBIA UK to Assured.

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

MBIA Corp. has contributed to the Company’s net operating loss (“NOL”) carryforward, which is used in the calculation of our consolidated income taxes. If MBIA Corp. becomes profitable, it is not expected to make any tax payments under our tax sharing agreement. Based on MBIA Corp.’s current projected earnings and our expectation that it will not write new business, we believe it is unlikely that MBIA Corp. will generate significant income in the near future. As a result, we believe MBIA Corp. does not provide significant economic value to MBIA Inc. and its shareholders. Refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for further information about taxes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our international and structured finance insurance segment results for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,			Percent Change
In millions	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net premiums earned	$44	$84	$99	-48%	-15%
Net investment income	21	12	11	75%	9%
Fees and reimbursements	57	72	67	-21%	7%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(51)	(40)	(28)	28%	43%
Unrealized gains (losses) on insured derivatives	—	21	157	-100%	-87%

Net change in fair value of insured derivatives	(51)	(19)	129	n/m	-115%
Net gains (losses) on financial instruments at fair value and foreign exchange	(17)	30	(9)	n/m	n/m
Other net realized gains (losses)	39	(279)	—	-114%	n/m
Revenues of consolidated VIEs:
Net investment income	27	31	86	-13%	-64%
Net gains (losses) on financial instruments at fair value and foreign exchange	130	—	42	n/m	-100%
Other net realized gains (losses)	28	—	—	n/m	-%

Total revenues	278	(69)	425	n/m	-116%

Losses and loss adjustment	184	146	118	26%	24%
Amortization of deferred acquisition costs	43	56	78	-23%	-28%
Operating	30	44	50	-32%	-12%
Interest	119	115	111	3%	4%
Expenses of consolidated VIEs:
Operating	10	14	13	-29%	8%
Interest	80	25	39	n/m	-36%

Total expenses	466	400	409	17%	-2%

Income (loss) before income taxes	(188)	(469)	16	-60%	n/m
Provision (benefit) for income taxes	1,143	(52)	3	n/m	n/m

Net income (loss)	$(1,331)	$(417)	$13	n/m	n/m

n/m—Percent change not meaningful.

As of December 31, 2017, MBIA Corp.’s total insured gross par outstanding was $15.1 billion. Since December 31, 2007, MBIA Corp.’s total insured gross par outstanding has decreased approximately 95% from $331.2 billion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

On January 20, 2017, MBIA Corp. was presented with and fully satisfied a claim of $770 million (the “Zohar II Claim”) on an insurance policy it had written insuring certain notes issued by Zohar II. In order to satisfy the claim, MBIA Corp. used approximately $60 million from its own resources and executed the following two related transactions: 1) MBIA UK Holdings sold its operating subsidiary, MBIA UK, and made a cash payment of $23 million, to Assured, in exchange for the receipt by MBIA UK Holdings of certain Zohar II notes owned by Assured, which had an aggregate outstanding principal amount of $347 million as of January 10, 2017, which notes were distributed as a dividend to MBIA Corp. upon completion of the sale of MBIA UK; and 2) MBIA Corp. executed a financing facility (the “Facility”) with affiliates of certain holders of 14% Fixed-to-Floating Rate Surplus Notes of MBIA Corp. (collectively, the “Senior Lenders”), and with MBIA Inc., pursuant to which the Senior Lenders provided $325 million of senior financing and MBIA Inc. provided $38 million of subordinated financing to MZ Funding LLC (“MZ Funding”), a newly formed wholly-owned subsidiary of the Company, which in turn lent the proceeds of such financing to MBIA Corp. Refer to “Liquidity” for additional information on the Facility.

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums are eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. In addition, we generate net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,			Percent Change
In millions	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net premiums earned:
Non-U.S.	$34	$69	$73	-51%	-5%
U.S.	10	15	26	-33%	-42%

Total net premiums earned	$44	$84	$99	-48%	-15%

VIEs (eliminated in consolidation)	$8	$7	$56	14%	-88%

Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Net premiums earned decreased for 2017 compared with 2016 primarily due to decreases in scheduled premiums as a result of the sale of MBIA UK on January 10, 2017 and from the maturity and early settlements of insured transactions with no writings of new insurance policies. Net premiums earned decreased for 2016 compared with 2015 primarily due to decreases in scheduled premiums earned from the maturity and early settlements of insured transactions with no writings of new insurance policies.

NET INVESTMENT INCOME The increase in net investment income for 2017 compared with 2016 was primarily related to the accretion on certain Zohar II notes received in exchange for the sale of MBIA UK to Assured on January 10, 2017.

FEES AND REIMBURSEMENTS The decrease in fees and reimbursements for 2017 compared with 2016 was primarily due to decreases in termination and waiver and consent fees related to the ongoing management of our international and structured finance insurance business and ceding commission income as a result of lower refunding activity. The increase in fees and reimbursements for 2016 compared with 2015 was primarily due to an increase in termination and waiver and consent fees related to the ongoing management of our international and structured finance insurance business, partially offset by a decrease in ceding commission income as a result of lower refunding activity. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES Realized losses on insured derivatives include payments made net of premiums and fees earned and salvage received. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and scheduled amortizations. For 2017, 2016 and 2015, realized losses on insured derivatives primarily resulted from claim payments on CMBS exposure.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For 2016, unrealized gains on insured derivatives were principally the result of a decline in the weighted average life on transactions, favorable changes in spreads/prices on the underlying collateral and a reversal of unrealized losses due to commutations partially offset by the effects of MBIA’s nonperformance risk on its derivative liabilities. For 2015, unrealized gains on insured derivatives were principally the result of refining the credit rating of underlying collateral.

As of December 31, 2017 and 2016, the fair value of MBIA Corp.’s insured CDS liability was $63 million and $64 million, respectively. As of December 31, 2017, MBIA Corp. had $127 million of gross par outstanding on insured credit derivatives compared with $588 million as of December 31, 2016.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses on financial instruments and foreign exchange for 2017 were primarily related to unfavorable mark-to-market fluctuations on derivatives. The net gains on financial instruments at fair value and foreign exchange for 2016 were primarily related to gains from foreign currency revaluation of Chilean Unidad de Fomento and Euro denominated premium receivables and realized foreign exchange gains from the liquidation of an investment portfolio in the United Kingdom. The net losses on financial instruments at fair value and foreign exchange for 2015 were primarily due to losses from foreign currency revaluation of Chilean Unidad de Fomento denominated premium receivables and foreign exchange currency losses on the sale of Euro denominated investments.

OTHER NET REALIZED GAINS (LOSSES) Other net realized gains (losses) for 2017 were primarily related to the settlement of litigation. Other net realized losses for 2016 related to the loss recorded to adjust the carrying value of MBIA UK to its fair value less costs to sell prior to the sale.

REVENUES OF CONSOLIDATED VIEs For 2017, total revenues of consolidated VIEs were $185 million compared with $31 million for 2016 and $128 million for 2015. The increase in revenues of consolidated VIEs for 2017 compared with 2016 was primarily the result of gains related to changes in the fair value of assets within certain VIEs. Fair value gains related to assets were mostly driven by higher collateral values resulting from changes in estimated cash flows. The decrease in revenues of consolidated VIEs for 2016 compared with 2015 was primarily due to a decrease in net investment income due to the deconsolidation of VIEs and lower mark-to-market gains on assets of consolidated VIEs. We elected to record at fair value certain instruments that are consolidated under accounting guidance for consolidation of VIEs, and as such, changes in fair value are reflected in earnings.

LOSSES AND LOSS ADJUSTMENT EXPENSES MBIA Corp.’s insured portfolio management group within our international and structured finance insurance business is responsible for monitoring international and structured finance insured obligations. The level and frequency of monitoring of any insured obligation depends on the type, size, rating and our assessed performance of the insured issue.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Summary of Financial Guarantee Insurance Losses and LAE

The following table presents information about our financial guarantee insurance losses and LAE recorded in accordance with GAAP for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,			Percent Change
In millions	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Losses and LAE related to actual and expected payments(1)	$125	$110	$196	14%	-44%
Recoveries of actual and expected payments	66	35	(78)	89%	-145%

Gross losses incurred	191	145	118	32%	23%
Reinsurance	(7)	1	—	n/m	n/m

Losses and loss adjustment expenses(2)	$184	$146	$118	26%	24%

(1)—Losses and LAE with respect to Zohar II exposure reflect the expected losses and LAE payments net of expected recoveries on such payments.

(2)—As a result of consolidation of VIEs, these amounts include the elimination of losses and LAE of $29 million, $29 million and $3 million for 2017, 2016 and 2015, respectively.

n/m—Percent change not meaningful

For 2017, losses and LAE primarily related to increases in expected payments on insured first and second-lien RMBS transactions and decreases in projected recoveries primarily related to the mortgage insurance settlement with Old Republic Insurance Corporation.

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

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and reserves as of December 31, 2017 and 2016.

	December 31,	December 31,	Percent
In millions	2017	2016	Change
Assets:
Insurance loss recoverable(1)	$178	$330	-46%
Reinsurance recoverable on paid and unpaid losses(2)	14	5	n/m
Liabilities:
Gross loss and LAE reserves(3)	482	503	-4%
Expected recoveries on unpaid losses(4)	(16)	(59)	-73%

Loss and LAE reserves	$466	$444	-5%

(1)—The change was primarily due to the collection of a mortgage insurance settlement with Old Republic Insurance Corporation and ongoing excess spread collections.

(2)—Reported within “Other assets” on our consolidated balance sheets.

(3)—As of December 31, 2016, Zohar II is reflected net of expected recoveries on such reserves.

(4)—The decrease was primarily related to first-lien and second-lien RMBS transactions.

n/m—Percent change not meaningful

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Payment of a claim in November of 2015 on MBIA Corp.’s policy insuring the class A-1 and A-2 notes issued by Zohar CDO 2003-1, Limited (“Zohar I”) and satisfying the Zohar II Claim entitles MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. In connection with the exercise of its rights and remedies, MBIA Corp. directed the trustee for Zohar I to commence an auction (the “Auction”) of all of the assets of Zohar I, which occurred on December 21, 2016. MBIA Corp. was the winning bidder in the Auction, and in connection therewith, acquired the beneficial ownership of the Zohar I assets, which include loans made to, and equity interests in, companies purportedly controlled by the sponsor and former collateral manager of Zohar I and Zohar II. As of December 31, 2017, the recoveries of Zohar I and Zohar II are included in “Loans receivable at fair value” which are presented in “Assets of consolidated variable interest entities” on our consolidated balance sheets. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a further discussion on the Zohar I and Zohar II recoveries.

Included in MBIA Corp.’s loss and LAE reserves are estimated future claims payments for insured obligations for which a payment default has occurred and MBIA Corp. has already paid a claim and for insured obligations where a payment default has not yet occurred. As of December 31, 2017 and 2016, loss and LAE reserves comprised the following:

	Number of Issues(1)		Loss and LAE Reserve		Par Outstanding
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
$ in millions	2017	2016	2017	2016	2017	2016
Gross of reinsurance:
Issues with defaults	108	114	$466	$370	$2,635	$3,239
Issues without defaults	1	3	—	74	11	827

Total gross of reinsurance	109	117	$466	$444	$2,646	$4,066

(1)—An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the years ended December 31, 2017, 2016 and 2015 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Gross expenses	$31	$45	$51	-31%	-12%

Amortization of deferred acquisition costs	$43	$56	$78	-23%	-28%
Operating	30	44	50	-32%	-12%

Total insurance operating expenses	$73	$100	$128	-27%	-22%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for 2017 compared with 2016 primarily due to decreases in compensation expense. Gross expenses decreased for 2016 compared with 2015 primarily due to decreases in premium taxes and assessments, compensation expense and building related expenses. Operating expenses decreased for 2017 compared with 2016 and 2015 due to decreases in gross expenses.

The decreases in the amortization of deferred acquisition costs for 2017 compared with 2016 and 2015 were due to higher refunding activity in prior years. We did not defer a material amount of policy acquisition costs during 2017, 2016 or 2015. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

INTEREST EXPENSE OF CONSOLIDATED VIEs For 2017, total interest expense of consolidated VIEs increased compared with 2016 primarily due to interest expense from the Facility. Refer to “Liquidity” for additional information on the Facility.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

PROVISION (BENEFIT) FOR INCOME TAXES The provision for income taxes for 2017 was lower than the statutory rate of 35% primarily due to the establishment of a full valuation allowance against the Company’s net deferred tax asset. Refer to the following “Taxes” section and “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for further information about this valuation allowance on our net deferred tax asset.

International and Structured Finance Insurance Portfolio Exposures

Credit Quality

The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of December 31, 2017 and 2016, 33% and 25%, respectively, of our international and structured finance insured portfolio, was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

Selected Portfolio Exposures

The following is a summary of selected significant exposures within the insured portfolio of our international and structured finance insurance segment. Many of these sectors are and have been considered volatile over the past several years. We may experience considerable incurred losses and future expected payments in certain of these sectors. There can be no assurance that the loss reserves described below will be sufficient or that we will not experience losses on transactions on which we currently have no loss reserves, in particular if the economy deteriorates. We may seek to purchase, directly or indirectly, obligations guaranteed by MBIA Corp. or seek to commute policies. The amount of insurance exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time, and other considerations. In some cases, these activities may result in a reduction of loss reserves, but in all cases they are intended to limit our ultimate losses and reduce the future volatility in loss development on the related policies. Our determination to purchase guaranteed obligations and/or to commute policies will depend in part on management’s assessment of available liquidity.

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

The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of December 31, 2017 and 2016. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of
	December 31,	December 31,	Percent
Collateral Type	2017	2016	Change
HELOC Second-lien	$975	$1,368	-29%
CES Second-lien	1,037	1,373	-24%
Alt-A First-lien(1)	1,078	1,318	-18%
Subprime First-lien	512	606	-16%
Prime First-lien	19	56	-66%

Total	$3,621	$4,721	-23%

(1)—Includes international exposure of $245 million and $349 million as of December 31, 2017 and 2016, respectively.

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

In addition to the below table, MBIA Corp. insures approximately $317 million in commercial real estate (“CRE”) loan pools, comprising both European and domestic assets. The distribution of our insured CDO and related instruments portfolio by collateral type is presented in the following table:

In millions	Gross Par Outstanding as of
	December 31,	December 31,	Percent
Collateral Type	2017	2016	Change
Multi-sector CDOs(1)	$319	$401	-20%
High yield corporate CDOs	—	1,635	-100%
Structured CMBS pools	127	188	-32%
CRE CDOs	—	326	-100%

Total	$446	$2,550	-83%

(1)—Excludes $40 million and $44 million as of December 31, 2017 and 2016, respectively, of gross par outstanding where MBIA’s insured exposure has been fully offset by way of loss remediation transactions.

U.S. Public Finance and International and Structured Finance Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. Currently, we do not intend to use reinsurance to decrease the insured exposure in our portfolio. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements for a further discussion about our reinsurance agreements.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the years ended December 31, 2017, 2016 and 2015 are presented in the following table:

	Years Ended December 31,
In millions	2017	2016	2015
Income (loss) before income taxes	$(661)	$(339)	$289
Provision (benefit) for income taxes	$944	$(1)	$109
Effective tax rate	-142.8%	0.3%	37.7%

For 2017, our effective tax rate applied to our income (loss) before income taxes was lower than the U.S. statutory tax rate of 35% primarily due to the establishment of a full valuation allowance against our net deferred tax asset.

In June of 2017, S&P downgraded the financial strength rating of National, which led the Company to cease its efforts to actively pursue writing new financial guarantee business. In addition to National’s cessation of new business activity, there was an increase in loss and LAE due to changes in assumptions on certain Puerto Rico credits. As a result of the increase in loss and LAE, the Company has a three-year cumulative loss, which is considered significant negative evidence in the assessment of its ability to use its net deferred tax asset. In addition, the Company considered all available positive and negative evidence as required by GAAP, to estimate if sufficient taxable income will be generated to use its net deferred tax asset. After considering all positive and negative evidence, including the Company’s inability to objectively identify and forecast future sources of taxable income, the Company concluded that it does not have sufficient positive evidence to support its ability to use its net deferred tax asset before it expires. Accordingly, the Company had a full valuation allowance against its net deferred tax asset of $770 million as of December 31, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Notwithstanding the establishment of the valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National and potential future sources of taxable income to be identified by the Company. Accordingly, the Company will continue to re-evaluate its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future.

For 2016, our effective tax rate applied to our income (loss) before income taxes was lower than the U.S. statutory rate of 35% primarily due to the provision for deferred taxes on the basis differences of our foreign subsidiary, MBIA UK, which resulted from the change in assertion of MBIA UK paying future dividends over time to calculating deferred taxes on the basis of the sale of MBIA UK and a valuation allowance against certain foreign tax credits.

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

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, surplus notes issued by MBIA Corp., and the Facility issued by MZ Funding. Total capital resources were $3.2 billion and $4.7 billion as of December 31, 2017 and 2016, respectively. MBIA Inc. uses its capital resources to support the business activities of its subsidiaries. As of December 31, 2017, MBIA Inc.’s investment in subsidiaries totaled $2.3 billion.

In addition to scheduled debt maturities, from time to time, we reduce unsecured debt through calls or repurchases. MBIA Inc. or National may also repurchase outstanding MBIA Inc. common shares when we deem it beneficial to our shareholders. MBIA Inc. also supports the MTN and investment agreement obligations issued by the Company. We seek to maintain sufficient liquidity and capital resources to meet the Company’s general corporate needs and debt service. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient cash to satisfy its debt obligations and its general corporate needs over time from distributions from its operating subsidiaries; however, there can be no assurance that MBIA Inc. will have sufficient cash to do so. In addition, the Company may also consider raising third-party capital. For further information, refer to “Capital, Liquidity and Market Related Risk Factors” in Part I, Item 1A of this Form 10-K and “Liquidity—Corporate Liquidity” section for additional information about MBIA Inc.’s liquidity.

Securities Repurchases

Repurchases of debt and common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We may also choose to redeem debt obligations where permitted by the relevant agreements. MBIA Inc. or National may repurchase or redeem outstanding common shares of MBIA Inc. and outstanding debt obligations at prices when we deem it beneficial to our shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

Equity securities

The Company’s and National’s share repurchases that were authorized under share repurchase programs, for the years ended December 31, 2017, 2016 and 2015, are presented in the following table:

	Years ended December 31,
In millions except per share amounts	2017	2016	2015
Number of shares repurchased	43.0	16.6	39.9
Average price paid per share	$7.55	$6.37	$7.60
Remaining authorization as of December 31	$250	$88	$94

On June 27, 2017, the Company’s Board of Directors approved a new share repurchase authorization for the Company or National to repurchase up to $250 million of the Company’s outstanding common shares. This new program replaced the approximately $13 million remaining under the Board’s February 23, 2016 authorization.

During 2017, we exhausted the June 27, 2017 repurchase program by repurchasing 34 million common shares of MBIA Inc. at an average share price of $7.35. On November 3, 2017, the Company’s Board of Directors approved a new share repurchase authorization for the Company or National to repurchase up to $250 million of the Company’s outstanding common shares.

Subsequent to December 31, 2017 through February 22, 2018, we repurchased 2 million common shares of MBIA Inc. at an average share price of $7.25 under the November 3, 2017 share repurchase authorization. As of February 22, 2018, $236 million remained available to repurchase under this new program.

Debt securities

During 2017, we repurchased $160 million par value outstanding of GFL MTNs issued by our corporate segment at a weighted average cost of approximately 84% of par value.

Also, during 2017, National purchased from MBIA Inc., $129 million principal amount of MBIA Inc.’s 5.700% Senior Notes due 2034 at a cost of approximately 99% of par value plus accrued interest. These notes had been previously repurchased by MBIA Inc. and had not been retired.

Insurance Statutory Capital

National and MBIA Insurance Corporation are incorporated and licensed in, and are subject to primary insurance regulation and supervision by New York State Department of Financial Services (“NYSDFS”). MBIA Mexico is regulated by the Comisión Nacional de Seguros y Fianzas in Mexico. MBIA Corp.’s Spanish Branch is subject to local regulation in Spain. National and MBIA Insurance Corporation each are required to file detailed annual financial statements, as well as interim financial statements, with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and the National Association of Insurance Commissioners’ statements of U.S. STAT and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct.

National

Capital and Surplus

National reported total statutory capital of $2.8 billion as of December 31, 2017, compared with $3.5 billion as of December 31, 2016. As of December 31, 2017, statutory capital comprised $2.2 billion of policyholders’ surplus and $594 million of contingency reserves. National had a statutory net loss of $321 million for the year ended December 31, 2017. As of December 31, 2017, National’s unassigned surplus was $1.6 billion.

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

National had positive earned surplus as of December 31, 2017, which provides National with dividend capacity. During 2017, National declared and paid a dividend of $118 million to its ultimate parent, MBIA Inc. We expect the as-of-right declared and paid dividend amounts from National to be limited to prior year net investment income.

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

National’s CPR and components thereto, as of December 31, 2017 and 2016 are presented in the following table:

	As of December 31,	As of December 31,
In millions	2017	2016
Policyholders’ surplus	$2,166	$2,731
Contingency reserves	594	745

Statutory capital	2,760	3,476
Unearned premiums	585	786
Present value of installment premiums(1)	164	187

Premium resources(2)	749	973
Net loss and LAE reserves(1)	227	(98)
Salvage reserves	387	256

Gross loss and LAE reserves	614	158

Total claims-paying resources	$4,123	$4,607

(1)—As	of December 31, 2017 and 2016, the discount rate was 3.25% and 3.18%, respectively.
(2)—Includes	financial guarantee and insured credit derivative related premiums.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation reported total statutory capital of $464 million as of December 31, 2017 compared with $492 million as of December 31, 2016. As of December 31, 2017, statutory capital comprised $237 million of policyholders’ surplus and $227 million of contingency reserves. As of December 31, 2016, statutory capital comprised $238 million of policyholders’ surplus and $254 million of contingency reserves. For the year ended December 31, 2017, MBIA Insurance Corporation had statutory net income of $107 million. MBIA Insurance Corporation’s policyholders’ surplus included negative unassigned surplus of $1.8 billion as of December 31, 2017 and 2016. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred.

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

As of December 31, 2017, MBIA Insurance Corporation recognized estimated recoveries of $408 million, net of reinsurance on a statutory basis related to put-back claims against Credit Suisse and $205 million related to excess spread recoveries on RMBS, net of reinsurance. These excess spread recoveries represented 44% of MBIA Insurance Corporation’s statutory capital as of December 31, 2017. In addition, MBIA Insurance Corporation has recorded recoveries related to CDOs. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.

Under NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Reductions in the contingency reserve may be recognized based on excess reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As a result of regulatory approved reductions, MBIA Insurance Corporation’s contingency reserves of $227 million as of December 31, 2017 represented reserves on 31 of the 254 outstanding credits insured by MBIA Insurance Corporation.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. As of December 31, 2017, MBIA Corp. met the required minimum surplus of $65 million. Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of December 31, 2017, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of December 31, 2017, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. Under NYIL, MBIA Insurance Corporation is required to maintain admitted assets greater than the aggregate amount of liabilities and outstanding capital stock. As of December 31, 2017, MBIA Insurance Corporation’s admitted assets did not exceed the aggregate amount of its liabilities and outstanding capital stock. If MBIA Insurance Corporation is not in compliance with the above mentioned requirements, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.

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

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s 14% Fixed-to-Floating Rate Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of January 15, 2018, the most recent scheduled interest payment date, there was $629 million of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of December 31, 2017, MBIA Insurance Corporation had negative “free and divisible surplus,” of $54 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

MBIA Corp.’s CPR and components thereto, as of December 31, 2017 and 2016 are presented in the following table:

	As of December 31,	As of December 31,
In millions	2017	2016
Policyholders’ surplus	$237	$238
Contingency reserves	227	254

Statutory capital	464	492
Unearned premiums	195	319
Present value of installment premiums(1) (4)	192	424

Premium resources(2)	387	743
Net loss and LAE reserves(1)	(792)	(207)
Salvage reserves(3)	1,428	917

Gross loss and LAE reserves	636	710

Total claims-paying resources	$1,487	$1,945

(1)—As of December 31, 2017 and 2016, the discount rate was 5.20% and 5.15%, respectively.

(2)—Includes financial guarantee and insured credit derivative related premiums.

(3)—This amount primarily consists of expected recoveries related to the Company’s CDOs, excess spread and put-backs.

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

National Liquidity

The primary sources of cash available to National are:

•	principal and interest receipts on assets held in its investment portfolio, including proceeds from the sale of assets; and

•	installment premiums.

The primary uses of cash by National are:

•	payments of operating expenses, taxes and funding purchases of MBIA Inc. shares;

•	loss payments and loss adjustment expenses on insured transactions; and

•	payments of dividends.

As of December 31, 2017 and 2016, National held cash and investments of $3.6 billion and $4.2 billion, respectively, of which $228 million and $366 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.

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

Corporate Liquidity

The primary sources of cash available to MBIA Inc. are:

•	dividends from National;

•	release of funds under the tax sharing agreement, which are funded by National;

•	available cash and liquid assets not subject to collateral posting requirements;

•	principal and interest receipts on assets held in its investment portfolio, including proceeds from the sale of assets; and

•	access to capital markets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

The primary uses of cash by MBIA Inc. are:

•	servicing outstanding unsecured corporate debt obligations and MTNs;

•	meeting collateral posting requirements under investment agreements and derivative arrangements;

•	payments related to interest rate swaps;

•	payments of operating expenses; and

•	funding share repurchases and debt buybacks.

As of December 31, 2017 and 2016, the liquidity positions of MBIA Inc. which included cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds for general corporate purposes, excluding the amounts held in escrow under its tax sharing agreement, were $419 million and $403 million, respectively.

During the year ended December 31, 2017, $94 million was released to MBIA Inc. under the MBIA group tax sharing agreement and related tax escrow account (“Tax Escrow Account”), representing National’s liability under the tax sharing agreement for the 2014 tax year. The release was pursuant to the terms of the tax sharing agreement following the expiration of National’s two-year NOL carry-back period under U.S. tax rules. As of December 31, 2017, $234 million had been deposited for the 2015 and 2016 tax years. Subsequent to December 31, 2017, $90 million of these deposits were returned to National as a result of National’s 2017 financial results and $18 million was released to MBIA Inc. from the Tax Escrow Account related to the 2015 year. National’s tax escrow payment of $108 million for the 2016 tax year is not eligible for release or return until National’s 2018 tax liability is calculated. The remaining amount in the tax escrow now represents National’s 2016 tax liability. There can be no assurance that any future payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc. due to deductible or creditable tax attributes of those subsidiaries and/or the market value performance of the assets supporting the Tax Escrow Account.

Based on our projections of National’s and MBIA Corp.’s future earnings and losses, we expect that for the foreseeable future National will be the primary source of dividends and tax sharing agreement payments to MBIA Inc. During 2017, National declared and paid a dividend of $118 million to its ultimate parent, MBIA Inc. There can be no assurance as to the amount and timing of any such future dividends or payments from the tax escrow account under the tax sharing agreement. Also, absent a special dividend subject to the approval of the NYSDFS, we expect the declared and paid dividend amounts from National to be limited to prior year net investment income. Refer to the “Capital Resources – Insurance Statutory Capital” section for additional information on payments of dividends. We do not expect MBIA Inc. to receive distributions from MBIA Corp.

During 2017, National purchased from MBIA Inc., $129 million principal amount of MBIA Inc.’s 5.700% Senior Notes due 2034 at a cost of approximately 99% of par value plus accrued interest. These notes had been previously repurchased by MBIA Inc. and had not been retired. This transaction increased MBIA Inc.’s liquidity position by a total of $130 million and had no impact to the Company’s consolidated outstanding debt obligations.

Currently, the majority of the cash and securities of MBIA Inc. is pledged against investment agreement liabilities, the Asset Swap (simultaneous repurchase and reverse repurchase agreement) and derivatives, which limits its ability to raise liquidity through asset sales. If the market value or rating eligibility of the assets which are pledged against MBIA Inc.’s obligations were to decline, we would be required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. To mitigate these risks, we seek to maintain cash and liquidity resources that we believe will be sufficient to make all payments due on our obligations and to meet other financial requirements, such as posting collateral. Contingent liquidity resources include: (1) sales of invested assets exposed to credit spread stress risk, which may occur at losses; (2) termination and settlement of interest rate swap agreements; and (3) accessing the capital markets. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

MBIA Corp. Liquidity

The primary sources of cash available to MBIA Corp. are:

•	recoveries associated with loss payments;

•	installment premiums and fees; and

•	principal and interest receipts on assets held in its investment portfolio, including the proceeds from the sale of assets.

The primary uses of cash by MBIA Corp. are:

•	loss and LAE or commutation payments on insured transactions;

•	repayment of the Facility;

•	payments of operating expenses; and

•	payment of principal and interest related to its surplus notes, if and to the extent approved by the NYSDFS. Refer to “Capital Resources—Insurance Statutory Capital” for a discussion on the non-approval of requests to the NYSDFS to pay interest on its surplus notes.

As of December 31, 2017 and 2016, MBIA Corp. held cash and investments of $271 million and $328 million, respectively, of which $145 million and $201 million, respectively, were cash and cash equivalents or short-term investments comprised of money market funds and municipal, U.S. agency and corporate bonds that were immediately available to MBIA Insurance Corporation.

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

MBIA Corp. has recorded expected excess spread recoveries of $233 million as of December 31, 2017 associated with insured RMBS issues, including recoveries related to consolidated VIEs. MBIA Corp. has also recorded expected recovery amounts related to its claims against Credit Suisse for ineligible mortgage loans included in an MBIA Corp. insured RMBS transaction. In addition, MBIA Insurance Corporation has recorded recoveries related to CDOs. There can be no assurance that it will be successful or not be delayed in realizing these recoveries. During 2017, MBIA Corp. collected $147 million from insured RMBS transactions related to excess spread recoveries and a mortgage insurance settlement with Old Republic Insurance Corporation.

MBIA Corp. Financing Facility

In January of 2017, MBIA Corp. entered into the Facility with the Senior Lenders and with MBIA Inc., pursuant to which the Senior Lenders provided $325 million of senior financing and MBIA Inc. provided $38 million of subordinated financing to MZ Funding, which in turn lent the proceeds of such financing to MBIA Corp. MBIA Inc. also committed to provide an additional $50 million subordinated financing to MZ Funding under certain circumstances, which MZ Funding would then lend to MBIA Corp. For a further discussion of the Facility, refer to “Note 10: Debt” in the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Advances Agreement

MBIA Inc., National, MBIA Insurance Corporation and certain other affiliates are party to an intercompany advances agreement (the “MBIA Advances Agreement”). The MBIA Advances Agreement permits National to make advances to MBIA Inc. and other MBIA group companies that are party to the agreement at a rate per annum equal to LIBOR plus 0.25%. The agreement also permits other affiliates to make advances to National or MBIA Insurance Corporation at a rate per annum equal to LIBOR minus 0.10%. Advances by National cannot exceed 3% of its net admitted assets as of the last quarter end. As of December 31, 2017 and 2016, there were no amounts drawn under the agreement.

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,			Percent Change
In millions	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(630)	$(140)	$(54)	n/m	n/m
Investing activities	1,202	2,424	817	-50%	n/m
Financing activities	(611)	(2,544)	(1,015)	-76%	n/m
Effect of exchange rate changes on cash and cash equivalents	(2)	(2)	(8)	-%	-75%
Cash and cash equivalents—beginning of year	187	522	782	-64%	-33%
Reclassification to assets held for sale	—	(73)	—	-100%	n/m

Cash and cash equivalents—end of year	$146	$187	$522	-22%	-64%

n/m—Percent change not meaningful.

Operating activities

Net cash used by operating activities increased for the year ended December 31, 2017 compared with 2016 primarily due to an increase in losses and LAE paid of $417 million and a decrease in investment income received of $70 million. Net cash used by operating activities increased for the year ended December 31, 2016 compared with 2015 primarily due to an increase in loss and LAE payments of $113 million and a decrease in investment income received of $35 million, partially offset by a decrease in interest paid of $30 million and an increase in premiums, fees and reimbursements received of $20 million.

Investing activities

Net cash provided by investing activities decreased for the year ended December 31, 2017 compared with 2016 primarily due to a decrease in net proceeds from paydowns of held-to-maturity investments of consolidated VIEs of $1.8 billion, partially offset by an increase in net proceeds from purchases, sales and paydowns and maturities of available-for-sale investments of $582 million. Net cash provided by investing activities increased for the year ended December 31, 2016 compared with 2015 primarily due to an increase in net proceeds from paydowns of held-to-maturity investments of consolidated VIEs of $1.7 billion related to the deconsolidation of VIEs in 2016.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Financing activities

Net cash used by financing activities decreased for the year ended December 31, 2017 compared with 2016 primarily due to a decrease in the principal paydowns of consolidated VIE notes of $1.9 billion primarily related to the deconsolidation of VIEs in 2016 and proceeds received from the Facility in 2017, partially offset by an increase in purchases of treasury stock of $220 million. Net cash used by financing activities increased for the year ended December 31, 2016 compared with 2015 primarily due to an increase in the principal paydowns of consolidated VIE notes of $1.7 billion related to the deconsolidation of VIEs in 2016, partially offset by a decrease in the purchases of treasury stock of $194 million.

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

The following table presents our investment portfolio as of December 31, 2017 and 2016. As of December 31, 2016, AFS investments with a fair value of $466 million reported under “Assets held for sale” within our international and structured finance segment are excluded due to the sale of MBIA UK in January of 2017.

	As of December 31,	As of December 31,
In millions	2017	2016	Percent Change
Available-for-sale investments(1):
U.S. public finance insurance
Amortized cost	$3,150	$3,975	-21%
Unrealized net gain (loss)	(72)	(63)	14%

Fair value	3,078	3,912	-21%

Corporate
Amortized cost	1,078	1,218	-11%
Unrealized net gain (loss)	49	39	26%

Fair value	1,127	1,257	-10%

International and structured finance insurance
Amortized cost	210	257	-18%
Unrealized net gain (loss)	8	5	60%

Fair value	218	262	-17%

Total available-for-sale investments:
Amortized cost	4,438	5,450	-19%
Unrealized net gain (loss)	(15)	(19)	-21%

Total available-for-sale investments at fair value	4,423	5,431	-19%

Investments carried at fair value(2):
U.S. public finance insurance	174	120	45%
Corporate	56	79	-29%

Total investments carried at fair value	230	199	16%

Other investments at amortized cost:
U.S. public finance insurance	2	3	-33%

Consolidated investments at carrying value	$4,655	$5,633	-17%

(1)—Unrealized gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive income in shareholders’ equity.

(2)—Changes in fair value and realized gains and losses from the sale of these investments are reflected in net income.

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

Credit Quality

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of December 31, 2017, the weighted average credit quality ratings and percentage of investment grade of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are presented in the following table:

	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Total
Weighted average credit quality ratings	Aa	Aa	Aa	Aa
Investment grade percentage	96%	97%	90%	96%

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

As of December 31, 2017, Insured Investments at fair value represented $391 million or 8% of consolidated investments, of which $274 million or 6% of consolidated investments were Company-Insured Investments. As of December 31, 2017, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the below investment grade range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of December 31, 2017, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 5% of the total consolidated investment portfolio.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Contractual Obligations

The following table summarizes the Company’s future estimated cash payments relating to contractual obligations as of December 31, 2017. Estimating these payments requires management to make estimates and assumptions regarding these obligations. The estimates and assumptions used by management are described below. Since these estimates and assumptions are subjective, actual payments in future periods may vary from those reported in the following table. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements for information about the Company’s exposure under insurance contracts.

	As of December 31, 2017
In millions	2018	2019	2020	2021	2022	Thereafter	Total
U.S. public finance insurance segment:
Gross insurance claim obligations(1)	$3	$2	$1	$2	$2	$18	$28
Lease liability	3	3	3	3	3	22	37
Corporate segment:
Long-term debt	37	37	37	37	296	412	856
Investment agreements	28	19	47	13	13	403	523
Medium-term notes	46	70	8	8	128	902	1,162
Lease liability	1	1	—	—	—	—	2
International and structured finance insurance segment:
Surplus notes	735	119	119	119	119	945	2,156
Gross insurance claim obligations(1)	181	41	30	24	17	959	1,252
MBIA Corp. Financing Facility	47	47	336	—	—	—	430

Total	$1,081	$339	$581	$206	$578	$3,661	$6,446

(1)—Amounts on certain policies are presented net of expected recoveries. Excludes intercompany reinsurance agreements.

Gross insurance claim obligations represent the future value of probability-weighted payments MBIA expects to make (before reinsurance and the consolidation of VIEs) under insurance policies for which the Company has recorded loss reserves (financial guarantees) or has estimated credit impairments (insured derivatives). Certain policies included in gross insurance claim obligations are presented net of expected recoveries. The discounted value of estimated payments included in the table, along with probability-weighted estimated recoveries and estimated negotiated early settlements, on policies accounted for as financial guarantee insurance contracts is reported as case basis reserves within “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. Insured derivatives are recorded at fair value and reported within “Derivative liabilities” on the Company’s consolidated balance sheets. Estimated potential claim payments on obligations issued by VIEs consolidated in our international and structured finance insurance segment are included within “Gross insurance claim obligations” in the preceding table. Obligations of these VIEs are collateralized by assets held by the VIEs, and investors in such obligations do not have recourse to the general credit of MBIA. As of December 31, 2017, VIE notes issued by issuer-sponsored consolidated VIEs totaled $2.3 billion, including $1.1 billion recorded at fair value, and are not considered contractual obligations of MBIA beyond MBIA’s insurance claim obligation. The Company’s involvement with VIEs is continually reassessed as required by consolidation guidance, and may result in consolidation or deconsolidation of VIEs in future periods. As the Company consolidates and deconsolidates VIEs, the amount of VIE debt obligations recorded on its balance sheet may change significantly.

Long-term debt, investment agreements, MTNs, surplus notes and the MBIA Corp. Financing Facility include principal and interest and exclude premiums or discounts. Liabilities issued at discounts reflect principal due at maturity. Interest payments on floating rate obligations are estimated using applicable forward rates. Principal and interest on callable obligations or obligations that allow investors to withdraw funds prior to legal maturity are based on the expected call or withdrawal dates of such obligations. Liabilities denominated in foreign currencies are presented in U.S. dollars using applicable exchange rates as of December 31, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Included in international and structured finance insurance segment’s surplus notes for 2018 is $616 million of unpaid interest related to the 2013 through 2017 interest payments in which MBIA Insurance Corporation’s requests for approval to pay was denied by the NYSDFS. This deferred interest payment will be due on the first business day on or after which MBIA Insurance Corporation obtains approval to make such payment. No interest will accrue on the deferred interest. There can be no assurance that the NYSDFS will approve any subsequent payments, or that it will approve any payment by the scheduled interest payment date.

The repayment of principal on our surplus notes is reflected in 2023, which is the next call date. Refer to “Capital Resources — MBIA Insurance Corporation” section for additional information on MBIA Insurance Corporation’s surplus notes and statutory capital. Principal payments under investment agreements are based on expected withdrawal dates. All other principal payments are based on contractual maturity dates.

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

INTEREST RATE SENSITIVITY

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2017 from instantaneous shifts in interest rates:

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$393	$226	$102	$(83)	$(151)	$(207)

FOREIGN EXCHANGE RATE SENSITIVITY

The Company is exposed to foreign exchange rate risk in respect of assets and liabilities denominated in currencies other than U.S. dollars. Certain liabilities included in our corporate segment are denominated in currencies other than U.S. dollars. The majority of the Company’s foreign exchange rate risks is with the euro. Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2017 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(93)	$(46)	$46	$93

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

CREDIT RATE SENSITIVITY

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2017 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. National’s investment portfolio would generally be expected to experience lower credit spread volatility than other investment portfolios since National has higher credit quality and portfolio composition in sectors that have been less volatile historically. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio.

	Change in Credit Spreads
In millions	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$57	$(55)	$(197)

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

While several factors influence the value of the Company’s warrants, including stock price, stock volatility, interest rates, expiration dates and dividends, changes in the value of the Company’s warrants are primarily driven by changes in the Company’s stock price. The outstanding warrants are scheduled to expire in May and August of 2018. The following table presents the estimated pre-tax change in fair value and the estimated aggregate fair value of the Company’s warrants assuming hypothetical stock price as of December 31, 2017 holding other inputs constant.

	Change in Stock Price
In millions	25% Increase	10% Increase	No Change	10% Decrease	25% Decrease
Estimated pre-tax net gains (losses)	$(10)	$(3)	$—	$2	$5
Estimated net fair value	$(16)	$(9)	$(6)	$(4)	$(1)

Item 8. Financial Statements and Supplementary Data

MBIA INC. AND SUBSIDIARIES

Refer to “Item 6. Selected Financial Data” for Supplementary Financial Information

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MBIA Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MBIA Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements, and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

New York, New York

March 1, 2018

We have served as the Company’s auditor since at least 1994. We have not determined the specific year we began serving as auditor for the Company.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions except share and per share amounts)

	December 31, 2017	December 31, 2016
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $3,728 and $4,713)	$3,712	$4,694
Investments carried at fair value	200	146
Investments pledged as collateral, at fair value (amortized cost $147 and $234)	148	233
Short-term investments held as available-for-sale, at fair value (amortized cost $589 and $552)	589	552
Other investments (includes investments at fair value of $4 and $5)	6	8

Total investments	4,655	5,633
Cash and cash equivalents	122	163
Premiums receivable	369	409
Deferred acquisition costs	95	118
Insurance loss recoverable	511	504
Assets held for sale	—	555
Deferred income taxes, net	—	970
Other assets	128	113
Assets of consolidated variable interest entities:
Cash	24	24
Investments held-to-maturity, at amortized cost (fair value $916 and $876)	890	890
Investments carried at fair value	182	255
Loans receivable at fair value	1,679	1,066
Loan repurchase commitments	407	404
Other assets	33	33

Total assets	$9,095	$11,137

Liabilities and Equity
Liabilities:
Unearned premium revenue	$752	$958
Loss and loss adjustment expense reserves	979	541
Long-term debt	2,121	1,986
Medium-term notes (includes financial instruments carried at fair value of $115 and $101)	765	895
Investment agreements	337	399
Derivative liabilities	262	299
Liabilities held for sale	—	346
Other liabilities	165	233
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $1,069 and $1,351)	2,289	2,241

Total liabilities	7,670	7,898

Commitments and contingencies (Refer to Note 20)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—283,717,973 and 283,989,999	284	284
Additional paid-in capital	3,171	3,160
Retained earnings	1,095	2,700
Accumulated other comprehensive income (loss), net of tax of $16 and $37	(19)	(128)
Treasury stock, at cost—192,233,526 and 148,789,168 shares	(3,118)	(2,789)

Total shareholders’ equity of MBIA Inc.	1,413	3,227
Preferred stock of subsidiary	12	12

Total equity	1,425	3,239

Total liabilities and equity	$9,095	$11,137

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Premiums earned:
Scheduled premiums earned	$107	$168	$199
Refunding premiums earned	94	132	173

Premiums earned (net of ceded premiums of $6, $7 and $9)	201	300	372
Net investment income	154	152	152
Fees and reimbursements	15	28	6
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(51)	(40)	(28)
Unrealized gains (losses) on insured derivatives	—	21	157

Net change in fair value of insured derivatives	(51)	(19)	129
Net gains (losses) on financial instruments at fair value and foreign exchange	(24)	84	63
Net investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	(101)	(1)	(12)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	(5)	(4)	(1)

Net investment losses related to other-than-temporary impairments	(106)	(5)	(13)
Net gains (losses) on extinguishment of debt	28	5	(1)
Other net realized gains (losses)	31	(282)	17
Revenues of consolidated variable interest entities:
Net investment income	27	31	86
Net gains (losses) on financial instruments at fair value and foreign exchange	130	—	42
Other net realized gains (losses)	28	—	—

Total revenues	433	294	853
Expenses:
Losses and loss adjustment	683	220	123
Amortization of deferred acquisition costs	23	40	50
Operating	106	137	140
Interest	197	197	199
Expenses of consolidated variable interest entities:
Operating	10	14	13
Interest	75	25	39

Total expenses	1,094	633	564

Income (loss) before income taxes	(661)	(339)	289
Provision (benefit) for income taxes	944	(1)	109

Net income (loss)	$(1,605)	$(338)	$180

Net income (loss) per common share:
Basic	$(13.50)	$(2.54)	$1.06
Diluted	$(13.50)	$(2.54)	$1.06
Weighted average number of common shares outstanding:
Basic	118,930,282	133,001,088	163,936,318
Diluted	118,930,282	133,001,088	164,869,788

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$(1,605)	$(338)	$180
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	(22)	28	(80)
Provision (benefit) for income taxes	(1)	7	(27)

Total	(21)	21	(53)
Reclassification adjustments for (gains) losses included in net income (loss)	2	(1)	(7)
Provision (benefit) for income taxes	—	1	(3)

Total	2	(2)	(4)
Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	(3)	10	(3)
Provision (benefit) for income taxes	—	4	(1)

Total	(3)	6	(2)
Reclassification adjustments for (gains) losses included in net income (loss)	7	4	4
Provision (benefit) for income taxes	1	1	1

Total	6	3	3
Foreign currency translation:
Foreign currency translation gains (losses)	146	(94)	(40)
Provision (benefit) for income taxes	21	1	(14)

Total	125	(95)	(26)

Total other comprehensive income (loss)	109	(67)	(82)

Comprehensive income (loss)	$(1,496)	$(405)	$98

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended December 31, 2017, 2016 and 2015

(In millions except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Total Shareholders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary and Noncontrolling interest		Total Equity
	Shares	Amount				Shares	Amount		Shares	Amount
Balance, January 1, 2015	281,352,782	$281	$3,128	$2,858	$21	(89,409,887)	$(2,359)	$3,929	1,315	$21	$3,950

ASU 2015-02 transition adjustment	—	—	—	—	—	—	—	—	—	(9)	(9)
Net income (loss)	—	—	—	180	—	—	—	180	—	—	180
Other comprehensive income (loss)	—	—	—	—	(82)	—	—	(82)	—	—	(82)
Share-based compensation, net of tax of $9	480,836	1	10	—	—	(986,455)	(6)	5	—	—	5
Treasury shares acquired under share repurchase program	—	—	—	—	—	(39,906,899)	(303)	(303)	—	—	(303)

Balance, December 31, 2015	281,833,618	$282	$3,138	$3,038	$(61)	(130,303,241)	$(2,668)	$3,729	1,315	$12	$3,741

Net income (loss)	—	—	—	(338)	—	—	—	(338)	—	—	(338)
Other comprehensive income (loss)	—	—	—	—	(67)	—	—	(67)	—	—	(67)
Share-based compensation, net of tax	2,156,381	2	22	—	—	(1,925,990)	(16)	8	—	—	8
Treasury shares acquired under share repurchase program	—	—	—	—	—	(16,559,937)	(105)	(105)	—	—	(105)

Balance, December 31, 2016	283,989,999	$284	$3,160	$2,700	$(128)	(148,789,168)	$(2,789)	$3,227	1,315	$12	$3,239

Net income (loss)	—	—	—	(1,605)	—	—	—	(1,605)	—	—	(1,605)
Other comprehensive income (loss)	—	—	—	—	109	—	—	109	—	—	109
Share-based compensation, net of tax	(272,026)	—	11	—	—	(402,707)	(4)	7	—	—	7
Treasury shares acquired under share repurchase program	—	—	—	—	—	(43,041,651)	(325)	(325)	—	—	(325)

Balance, December 31, 2017	283,717,973	$284	$3,171	$1,095	$(19)	(192,233,526)	$(3,118)	$1,413	1,315	$12	$1,425

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Premiums, fees and reimbursements received	$61	$115	$95
Investment income received	248	318	353
Insured derivative commutations and losses paid	(52)	(43)	(42)
Financial guarantee losses and loss adjustment expenses paid	(768)	(351)	(238)
Proceeds from recoveries and reinsurance	170	99	85
Operating and employee related expenses paid	(130)	(134)	(129)
Interest paid, net of interest converted to principal	(155)	(139)	(169)
Income taxes (paid) received	(4)	(5)	(9)

Net cash provided (used) by operating activities	(630)	(140)	(54)

Cash flows from investing activities:
Purchases of available-for-sale investments	(1,811)	(2,661)	(2,146)
Sales of available-for-sale investments	2,256	2,412	1,145
Paydowns and maturities of available-for-sale investments	568	680	800
Purchases of investments at fair value	(263)	(199)	(390)
Sales, paydowns and maturities of investments at fair value	326	260	551
Sales, paydowns and maturities (purchases) of short-term investments, net	(67)	(125)	525
Sales, paydowns and maturities of held-to-maturity investments	—	1,799	67
Paydowns and maturities of loans receivable	259	261	232
Consolidation of variable interest entities	18	9	7
Deconsolidation of variable interest entities	—	(8)	—
(Payments) proceeds for derivative settlements	(64)	(44)	13
Collateral (to) from counterparties	4	49	(31)
Capital expenditures	(1)	(1)	(3)
Other investing	(23)	(8)	47

Net cash provided (used) by investing activities	1,202	2,424	817

Cash flows from financing activities:
Proceeds from investment agreements	17	19	24
Principal paydowns of investment agreements	(84)	(85)	(116)
Principal paydowns of medium-term notes	(171)	(129)	(118)
Proceeds from the MBIA Corp. Financing Facility	328	—	—
Principal paydowns of variable interest entity notes	(368)	(2,234)	(490)
Principal paydowns of long-term debt	—	—	(11)
Purchases of treasury stock	(330)	(110)	(304)
Other financing	(3)	(5)	—

Net cash provided (used) by financing activities	(611)	(2,544)	(1,015)

Effect of exchange rate changes on cash and cash equivalents	(2)	(2)	(8)
Net increase (decrease) in cash and cash equivalents	(41)	(262)	(260)
Cash and cash equivalents—beginning of period	187	522	782
Reclassification to assets held for sale	—	(73)	—

Cash and cash equivalents—end of period	$146	$187	$522

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(1,605)	$(338)	$180
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	49	75	50
Deferred acquisition costs	22	41	49
Unearned premium revenue	(206)	(263)	(371)
Loss and loss adjustment expense reserves	778	29	12
Insurance loss recoverable	(681)	(74)	(44)
Accrued interest payable	138	111	105
Accrued expenses	(29)	7	14
Net investment losses related to other-than-temporary impairments	106	5	13
Unrealized (gains) losses on insured derivatives	—	(21)	(157)
Net (gains) losses on financial instruments at fair value and foreign exchange	(106)	(84)	(105)
Other net realized (gains) losses	(59)	282	(17)
Deferred income tax provision (benefit)	940	(5)	107
Interest on variable interest entities, net	35	57	71
Other operating	(12)	38	39

Total adjustments to net income (loss)	975	198	(234)

Net cash provided (used) by operating activities	$(630)	$(140)	$(54)

Supplementary Disclosure of Consolidated Cash Flow Information
Non-cash investing activities:
Non-cash consideration received from the sale of MBIA UK Insurance Limited	$332	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties

Summary

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates within the financial guarantee insurance industry. MBIA manages three operating segments: 1) United States (“U.S.”) public finance insurance; 2) corporate; and 3) international and structured finance insurance. The Company’s U.S. public finance insurance business is primarily operated through National Public Finance Guarantee Corporation (“National”) and its international and structured finance insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). Effective on January 10, 2017, MBIA Corp.’s wholly-owned subsidiary, MBIA UK (Holdings) Limited (“MBIA UK Holdings”), sold its operating subsidiary, MBIA UK Insurance Limited (“MBIA UK”), to Assured Guaranty Corp. (“Assured”), a subsidiary of Assured Guaranty Ltd. Refer below for a further discussion of the sale of MBIA UK. Unless otherwise indicated or the context otherwise requires, references to “MBIA Corp.” are (i) for any references relating to the period ended January 10, 2017, to MBIA Insurance Corporation, together with its subsidiaries, MBIA UK, and MBIA Mexico S.A. de C.V. (“MBIA Mexico”) and (ii) for any references relating to the period after January 10, 2017, to MBIA Insurance Corporation together with MBIA Mexico.

Refer to “Note 12: Business Segments” for further information about the Company’s operating segments.

Business Developments

Financial Strength Ratings

On June 26, 2017, Standard & Poor’s Financial Services LLC (“S&P”) downgraded the financial strength rating of National from AA- with a stable outlook to A with a stable outlook. National’s ability to write new business and to compete with other financial guarantors was largely dependent on the financial strength ratings assigned to National by major rating agencies, and with the A rating assigned by S&P, it would be difficult for National to compete with higher-rated competitors. Therefore, at that time, National ceased its efforts to actively pursue writing new financial guarantee business. On November 28, 2017, the Company provided notice to S&P terminating the agreements by which S&P agreed to provide financial strength ratings to MBIA Inc., National and MBIA Corp. On December 1, 2017, S&P affirmed National’s A with a stable outlook rating and subsequently withdrew all of its ratings. On September 28, 2017, National provided notice to Kroll Bond Rating Agency (“Kroll”) terminating the agreement by which Kroll agreed to provide a financial strength rating to National. On December 5, 2017, Kroll downgraded the financial strength rating of National from AA+ to AA with a negative outlook and subsequently withdrew its rating. On September 28, 2017, the Company provided notice to Moody’s Investors Services (“Moody’s”) terminating the agreement by which Moody’s agreed to provide financial strength ratings to MBIA Inc., National, MBIA Corp. and MBIA Mexico. On January 17, 2018, Moody’s downgraded the financial strength rating of National to Baa2 from A3 with a stable outlook, affirmed the financial strength rating of MBIA Corp. at Caa1 with a developing outlook, downgraded MBIA Inc.’s rating to Ba3 with a stable outlook from Ba1 with a negative outlook, and affirmed the financial strength rating of MBIA Mexico at Caa1/B3.mx with a developing outlook. Moody’s, at its discretion and in the absence of a contract with the Company, continues to maintain ratings on MBIA Inc. and its subsidiaries.

Full Valuation Allowance on the Company’s Net Deferred Tax Asset

As of December 31, 2017, the Company had a full valuation allowance on its net deferred tax asset of $770 million. Refer to “Note 11: Income Taxes” for further information about this valuation allowance on the Company’s net deferred tax asset.

Sale of MBIA UK

On January 10, 2017, MBIA UK Holdings sold its operating subsidiary, MBIA UK, and made a cash payment of $23 million, to Assured in exchange for the receipt by MBIA UK Holdings of certain notes owned by Assured that were issued by Zohar II 2005-1, Limited (“Zohar II”) with an aggregate outstanding principal amount of $347 million as of January 10, 2017 (the “Sale Transaction”). In connection with the sale, the Company adjusted the carrying value of MBIA UK to its fair value less costs to sell and recorded a $278 million loss in 2016. During 2017, the Company recorded a gain of $5 million to adjust the carrying value of MBIA UK to its fair value less costs to sell as of the sale date. These results were reflected in the Company’s international and structured finance insurance segment and included in “Other net realized gains (losses)” on the Company’s consolidated statement of operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

Held for Sale Classification

The assets and liabilities of MBIA UK were classified as held for sale as of December 31, 2016 and presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheet. Income (loss) before income taxes for MBIA UK was income of $45 million and a loss of $5 million for the years ended December 31, 2016 and 2015, respectively. The following table summarizes the components of assets and liabilities held for sale as of December 31, 2016:

In millions	As of December 31, 2016
Assets
Investments	$466
Cash and cash equivalents	73
Premiums receivable	267
Other assets	19
Valuation allowance	(270)

Total assets held for sale	$555

Liabilities
Unearned premium revenue	$304
Other liabilities	42

Total liabilities held for sale	$346

MBIA Corp. Financing Facility

On January 10, 2017, MBIA Corp. executed a financing facility (the “Facility”) with affiliates of certain holders of 14% Fixed-to-Floating Rate Surplus Notes of MBIA Corp. (collectively, the “Senior Lenders”), and with MBIA Inc., pursuant to which the Senior Lenders have provided $325 million of senior financing and MBIA Inc. has provided $38 million of subordinated financing to MZ Funding LLC (“MZ Funding”), a newly formed wholly-owned subsidiary of the Company, which in turn lent the proceeds of such financing to MBIA Corp. MBIA Corp. issued financial guarantee insurance policies insuring MZ Funding’s obligations under the Facility. Refer to “Note 10: Debt” for further information about the Facility.

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

U.S. Public Finance Market Conditions

National continues to surveil and remediate its existing insured portfolio and will seek opportunities to enhance shareholder value using its strong financial resources, while protecting the interests of all of its policyholders. Certain state and local governments and territory obligors that National insures remain under financial and budgetary stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of the Company’s insured transactions. National monitors and analyzes these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

In particular, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) are experiencing significant fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalance, the lack of access to the capital markets, a stagnating local economy, net migration of people out of Puerto Rico and a high debt burden. Although Puerto Rico has tried to address its challenges through various fiscal policies, it continues to experience significant fiscal stress. Puerto Rico defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $242 million during 2017. On January 1, 2018, Puerto Rico also defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $69 million. On September 20, 2017, Hurricane Maria made landfall in Puerto Rico as a Category 4 hurricane resulting in catastrophic damage to much of the island’s basic infrastructure, including its electrical transmission and distribution grid, telecommunications network, housing, roads, bridges, water and sewer systems. On September 21, 2017, the President of the United States approved a Major Disaster Declaration for Puerto Rico and the Federal Emergency Management Agency (“FEMA”) made federal disaster assistance available to Puerto Rico to supplement its recovery efforts. Hurricane Maria’s impact on Puerto Rico will likely also impact its ability to both repay its legacy indebtedness and participate in ongoing debt restructuring negotiations. The physical damage and resultant lost economic activity may exceed the collective aid Puerto Rico receives from private insurance, relief from FEMA and other federal agencies and programs. Economic activity in Puerto Rico may not return to pre-hurricane levels and Puerto Rico’s recovery could be more shallow and protracted than that experienced by other similarly affected governments, given Puerto Rico’s prior constrained liquidity and economic activity. While the federal government has made aid available to Puerto Rico, there can be no assurance that such aid will continue in the amounts necessary to offset the adverse impacts from Hurricane Maria in their entirety. In addition, the necessary and greater involvement of the federal government, through its actions to deliver disaster relief and other support services, in addition to the evolving role of the Financial Oversight and Management Board for Puerto Rico (“Oversight Board”) and the role of Puerto Rico in its own recovery, heightens political risk in connection with the restructuring of legacy debt. This risk could lead the Oversight Board, Puerto Rico or the federal government to seek to extract greater concessions from creditors based on the uncertainty of Puerto Rico’s long term recovery prospects. In this event, losses at National on select Puerto Rico exposures could increase materially.

MBIA Corp. Insured Portfolio

MBIA Corp.’s primary objectives are to satisfy claims of its policyholders, maximize future recoveries, if any, for its Senior Lenders and surplus note holders and, then its preferred stock holders. MBIA Corp. is executing this strategy by pursuing various actions focused on maximizing the collection of recoveries and by reducing potential losses on its insurance exposures. MBIA Corp.’s insured portfolio could deteriorate and result in additional significant loss reserves and claim payments. MBIA Corp.’s ability to meet its obligations is limited by available liquidity and its ability to secure additional liquidity through financing and other transactions. There can be no assurance that MBIA Corp. will be successful in generating sufficient cash to meet its obligations.

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

Zohar and RMBS Recoveries

Payment of a claim in November of 2015 on MBIA Corp.’s policy insuring the class A-1 and A-2 notes issued by Zohar CDO 2003-1, Limited (“Zohar I”) and satisfying the Zohar II Claim in 2017, entitles MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. However, there can be no assurance that the value of the Zohar assets will be sufficient to permit MBIA Corp. to recover all or substantially all of the payments it made on Zohar I and Zohar II.

The amount and timing of projected collections from excess spread and subsequent recoveries from residential mortgage-backed securities (“RMBS”) and the put-back recoverable from Credit Suisse are uncertain.

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” for additional information about MBIA Corp.’s recoveries.

Corporate Liquidity

Based on the Company’s projections of National’s dividends, additional anticipated releases under its tax sharing agreement and related tax escrow account (“Tax Escrow Account”), and other cash inflows, the Company expects that MBIA Inc. will have sufficient cash to satisfy its debt service and general corporate needs. However, MBIA Inc. continues to have liquidity risk which could be triggered by deterioration in the performance of invested assets, interruption of or reduction in dividends or tax payments received from operating subsidiaries, impaired access to the capital markets, as well as other factors which are not anticipated at this time. Furthermore, failure by MBIA Inc. to settle liabilities that are also insured by MBIA Corp. could result in claims on MBIA Corp.

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

Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes a change in the presentation of cash paid when withholding shares for tax-withholding purposes in “Purchases of treasury stock” on the Company’s consolidated statement of cash flows as required under Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718)”. The change in presentation effected “Operating and employee related expenses paid”, in operating cash flows and “Purchases of treasury stock”, in financing cash flows, on the Company’s consolidated statement of cash flows in prior periods. Such reclassifications did not materially impact on total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

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

Investments

The Company classifies its investments as available-for-sale (“AFS”), held-to-maturity (“HTM”), or trading. AFS investments are reported in the consolidated balance sheets at fair value with unrealized gains and losses, net of applicable deferred income taxes, reflected in accumulated other comprehensive income (loss) (“AOCI”) in shareholders’ equity. Investments carried at fair value are reported in the consolidated balance sheets at fair value and changes in fair value and realized gains and losses from the sale of these securities are reflected in earnings as part of “Net gains (losses) on financial instruments at fair value and foreign exchange.” Investments carried at fair value consist of certain investments elected under the fair value option. Short-term investments held as AFS include all fixed-maturity securities with a remaining maturity of less than one year at the date of purchase, commercial paper and money market securities. HTM investments are reported in the consolidated balance sheets at amortized cost. Debt securities are classified as HTM investments when the Company has the ability and intent to hold such investments to maturity. Investment income is recorded as earned. Bond discounts and premiums are amortized using the effective yield method over the remaining term of the securities and reported in “Net investment income.” For mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”), discounts and premiums are amortized using the retrospective method. Realized gains and losses represent the difference between the amortized cost value and the sale proceeds.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, and deposits with banks with original maturities of less than three months.

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

In certain instances, the Company purchased or issued securities that contain embedded derivatives that were separated from the host contract and accounted for as derivative instruments. In addition, the Company elected to record at fair value certain financial instruments that contained an embedded derivative that required bifurcation from the host contract and to be accounted for separately as a derivative instrument. These hybrid financial instruments included certain medium-term notes (“MTNs”) and certain AFS securities. The Company elected to fair value these hybrid financial instruments given the complexity of bifurcating the embedded derivatives.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Income Taxes

Deferred income taxes are recorded with respect to loss carryforwards and temporary differences between the tax bases of assets and liabilities and the reported amounts in the Company’s financial statements that will result in deductible or taxable amounts in future years when the reported amounts of assets and liabilities are recovered or settled. Such temporary differences relate principally to net operating losses, accrued surplus note interest, loss reserve deductions, premium revenue recognition, deferred acquisition costs, asset impairments net foreign tax credits. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates in the period in which changes are approved by the relevant authority.

On December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “Act”). Pursuant to the guidance within SAB 118, the Company’s remeasurement of its deferred taxes included certain provisional effects associated with enactment of the Act for which measurement could be reasonably estimated. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) 740. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Act. Additional information that may affect the provisional amounts would include completion of the Company’s 2017 tax return filing, and potential future guidance from the Internal Revenue Service.

MBIA Inc. and its eligible U.S. subsidiaries file a consolidated federal income tax return. The U.S. income taxes are allocated based on the provisions of the Company’s tax sharing agreement which governs the intercompany settlement of tax obligations and benefits. The method of allocation between the members is generally based upon calculations as if each member filed a separate tax return on its own. Under the Company’s tax sharing agreement, each member with a net operating loss (“NOL”) will receive the benefits of its tax losses and credits as it is able to earn them out in the future. Given present facts and circumstances, the Company no longer anticipates providing compensation to any member for expiring NOLs, capital losses or tax credit carryforwards.

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

Based on the fair values as of December 31, 2017 of financial liabilities measured at fair value in accordance with the fair value option, the cumulative-effect adjustment, net of tax, related to the instrument-specific credit risk portion of such financial liabilities was a loss of approximately $162 million, which represents the amount that would have been reclassed from retained earnings to AOCI had the Company adopted ASU 2016-01 on December 31, 2017. Based on fair values as of December 31, 2017 of equity investments, the cumulative-effect adjustment, net of tax, related to net unrealized gains of such investments was approximately $2 million, which represents the amount that would have been reclassed from AOCI to retained earnings had the Company adopted ASU 2016-01 on December 31, 2017. As of December 31, 2017, the Company had a full valuation allowance against its deferred tax asset. Refer to “Note 11: Income Taxes” for further information about this valuation allowance on the Company’s deferred tax asset. The Company plans to adopt ASU 2016-01 in its entirety in the first quarter of 2018.

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

Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02)

In February of 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 permits, but does not require, the reclassification of the income tax effects of the Act from AOCI to retained earnings. The election to reclassify the income tax effects from the Act applies to all items within AOCI. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption of ASU 2018-02 is permitted and is applied in the period of adoption or retroactively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company is evaluating the impact of adopting ASU 2018-02.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of December 31, 2017 and 2016, through its insurance operations. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs as of December 31, 2017 and 2016. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, CDS contracts and any investments in obligations issued by nonconsolidated VIEs.

	December 31, 2017
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)
Insurance:
Global structured finance:
Mortgage-backed residential	$7,295	$3,741	$19	$22	$172	$20	$396
Mortgage-backed commercial	216	94	—	—	—	—	—
Consumer asset-backed	5,010	981	—	4	1	3	10
Corporate asset-backed	2,418	1,645	—	13	—	14	—

Total global structured finance	14,939	6,461	19	39	173	37	406
Global public finance	15,568	2,524	—	10	—	14	—

Total insurance	$30,507	$8,985	$19	$49	$173	$51	$406

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Variable Interest Entities (continued)

	December 31, 2016
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)
Insurance:
Global structured finance:
Collateralized debt obligations	$3,167	$1,914	$51	$2	$—	$—	$73
Mortgage-backed residential	9,146	4,796	20	28	304	27	325
Mortgage-backed commercial	257	145	—	—	—	—	—
Consumer asset-backed	4,893	1,331	—	7	2	5	8
Corporate asset-backed	2,625	2,205	5	18	—	20	—

Total global structured finance	20,088	10,391	76	55	306	52	406
Global public finance	44,306	12,051	—	11	—	18	—

Total insurance	$64,394	$22,442	$76	$66	$306	$70	$406

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

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $3.2 billion and $2.3 billion, respectively, as of December 31, 2017, and $2.7 billion and $2.2 billion, respectively, as of December 31, 2016. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. Two additional VIEs were consolidated during the year ended December 31, 2017 and one additional VIE was consolidated during the year ended December 31, 2016.

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

As of December 31, 2017 and 2016, premiums receivable was $369 million and $409 million, respectively, primarily related to installment policies for which premiums will be collected over the estimated term of the contracts. Premiums receivable for an installment policy is initially measured at the present value of premiums expected to be collected over the expected period or contract period of the policy using a risk-free discount rate. Premiums receivable for policies that use the expected period of risk due to expected prepayments are adjusted in subsequent measurement periods when prepayment assumptions change using the risk-free discount rate as of the remeasurement date. Premiums receivable also includes the current amount of premiums due from installment policies insuring consolidated VIEs when the premiums are payable by third-parties on behalf of the consolidated VIEs.

The Company evaluates whether any premiums receivable are uncollectible at each balance sheet date. If the Company determines that premiums are uncollectible, it records a write-off of such amounts in current earnings. The majority of the Company’s premiums receivable consists of the present values of future installment premiums that are not yet billed or due, primarily from structured finance transactions. Given that premiums due to MBIA typically have priority over most other payment obligations of structured finance transactions, the Company determined that the amount of uncollectible premiums as of December 31, 2017 and 2016 was insignificant.

As of December 31, 2017 and 2016, the risk-free rate used to discount future installment premiums was 2.8%, and the weighted average expected collection term of the premiums receivable was 9.45 years and 10.07 years, respectively. As of December 31, 2017 and 2016, reinsurance premiums payable was $25 million and $26 million, respectively, and is included in “Other liabilities” in the Company’s consolidated balance sheets. In addition, as of December 31, 2016, $6 million was included in “Liabilities held for sale” in the Company’s consolidated balance sheet. The reinsurance premiums payable is accreted and paid to reinsurers as premiums due to MBIA are accreted and collected.

The following tables present a roll forward of the Company’s premiums receivable for the years ended December 31, 2017 and 2016.

In millions			Adjustments
Premiums Receivable as of December 31, 2016	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount(1)	Other(2)	Premiums Receivable as of December 31, 2017
$ 409	$(50)	$3	$(15)	$10	$12	$369

(1)—Recorded within premiums earned on MBIA’s consolidated statement of operations.

(2)—Primarily consists of realized gains due to changes in foreign currency exchange rates.

In millions			Adjustments
Premiums Receivable as of December 31, 2015	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount (1)	Other(2)	Premiums Receivable as of December 31, 2016
$ 792	$(115)	$10	$(5)	$19	$(292)	$409

(1)—Recorded within premiums earned on MBIA’s consolidated statement of operations.

(2)—Primarily consists of premiums receivable of $267 million reported within “Assets held for sale” on MBIA’s consolidated balance sheet.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Insurance Premiums (continued)

The following table presents the undiscounted future amount of premiums expected to be collected and the period in which those collections are expected to occur:

In millions	Expected Collection of Premiums
Three months ending:
March 31, 2018	$5
June 30, 2018	15
September 30, 2018	7
December 31, 2018	14

Twelve months ending:
December 31, 2019	38
December 31, 2020	35
December 31, 2021	32
December 31, 2022	28

Five years ending:
December 31, 2027	120
December 31, 2032	71
December 31, 2037 and thereafter	81

Total	$446

The following table presents the unearned premium revenue balance and future expected premium earnings as of and for the periods presented:

In millions	Unearned Premium Revenue	Expected Future Premium Earnings		Accretion	Total Expected Future Premium Earnings
		Upfront	Installments
December 31, 2017	$752

Three months ending:
March 31, 2018	729	$12	$11	$2	$25
June 30, 2018	707	12	10	2	24
September 30, 2018	686	11	10	2	23
December 31, 2018	665	11	10	2	23

Twelve months ending:
December 31, 2019	587	41	37	9	87
December 31, 2020	516	37	34	8	79
December 31, 2021	452	33	31	7	71
December 31, 2022	395	30	27	7	64

Five years ending:
December 31, 2027	195	105	95	25	225
December 31, 2032	94	54	47	14	115
December 31, 2037 and thereafter	—	40	54	13	107

Total		$386	$366	$91	$843

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

In establishing case basis loss reserves, the Company calculates the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and the weighted average remaining life of the insurance contract as required by accounting principles for financial guarantee contracts. Yields on U.S. Treasury offerings are used to discount loss reserves denominated in U.S. dollars, which represent the majority of the loss reserves. Similarly, yields on foreign government offerings are used to discount loss reserves denominated in currencies other than the U.S. dollar. If the Company were to apply different discount rates, its case basis reserves may have been higher or lower than those established as of December 31, 2017. For example, a higher discount rate applied to expected future payments would have decreased the amount of a case basis reserve established by the Company and a lower rate would have increased the amount of a reserve established by the Company. Similarly, a higher discount rate applied to the potential future recoveries would have decreased the amount of a loss recoverable established by the Company and a lower rate would have increased the amount of a loss recoverable established by the Company.

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

RMBS Case Basis Reserves (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies, excluding those on consolidated VIEs. The Company’s first-lien RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company’s second-lien RMBS case basis reserves relate to RMBS backed by home equity lines of credit and closed-end second mortgages. The Company calculated RMBS case basis reserves as of December 31, 2017 for both first and second-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. “Roll Rate” is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off or liquidated. Generally, Roll Rates are calculated for the previous twelve months and averaged. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses. Additional data used for both second and first-liens include historic averages of deal specific voluntary prepayment rates, forward projections of the London Interbank Offered Rate (“LIBOR”) interest rates, and historic averages of deal-specific loss severities. In addition, for second-lien RMBS backed by home equity lines of credit, the Company assumes a constant basis spread between Prime and LIBOR interest rates.

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

Excess Spread

Excess spread within insured RMBS securitizations is the difference between interest inflows on mortgage loan collateral and interest outflows on the insured RMBS notes. The aggregate amount of excess spread depends on the future loss trends, which include future delinquency trends, average time to charge-off/liquidate delinquent loans, the future spread between Prime and the LIBOR interest rates, and borrower refinancing behavior (which may be affected by changes in the interest rate environment) that results in voluntary prepayments. Minor deviations in loss trends and voluntary prepayments may substantially impact the amounts collected from excess spread. Excess spread also includes subsequent recoveries on previously charged-off loans associated with the insured second-lien RMBS securitizations.

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

Based on the Company’s assessment of the strength of its contractual put-back rights against Credit Suisse, as well as on its prior settlements with other sellers/servicers and success of other monolines’ put-back settlements, the Company believes it will prevail in enforcing its contractual rights and that it is entitled to collect the full amount of its incurred losses, which totaled $436 million through December 31, 2017. The Company is also entitled to collect interest on amounts paid; it believes that in the context of its put-back litigation, the appropriate interest rate should be the New York State statutory rate. However, the Company currently calculates its put-back recoveries using the contractual interest rate, which is lower than the New York State statutory rate.

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

The Company continues to consider relevant facts and circumstances in developing its assumptions on expected cash inflows, probability of potential recoveries (including the outcome of litigation) and recovery period. The estimated amount and likelihood of potential recoveries are expected to be revised and supplemented to the extent there are developments in the pending litigation and/or changes to the financial condition of Credit Suisse. While the Company believes it will be successful in realizing its recoveries from its put-back contract claims against Credit Suisse, the ultimate amount recovered may be materially different from that recorded by the Company given the inherent uncertainty of the manner of resolving the claims (i.e., litigation and/or negotiated out-of-court settlement) and the assumptions used in the required estimation process for accounting purposes which are based, in part, on judgments and other information that are not easily corroborated by historical data or other relevant benchmarks. Refer to “Note 20: Commitments and Contingencies” for further information about the Company’s litigation with Credit Suisse.

CDO Reserves

The Company also has loss and LAE reserves on certain transactions within its CDO portfolio, primarily including its multi-sector CDO asset class that was insured in the form of financial guarantee policies. MBIA’s insured multi-sector CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes, but are not limited to, RMBS-related collateral, multi-sector and corporate CDOs).

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

In connection with the exercise of its rights and remedies, MBIA Corp. acquired the beneficial ownership of the Zohar I assets, which include loans made to, and equity interests in, companies purportedly controlled by the Zohar Sponsor (all the assets of Zohar I, the “Zohar I Assets”). Over time, MBIA Corp. expects to acquire the legal ownership of the Zohar I Assets and recover all or substantially all of the payment it made (plus interest and expenses) with regards to the Zohar I claim. As of December 31, 2017, the recoveries of Zohar I and Zohar II are included in “Loans receivable at fair value” which are presented in “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

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

Summary of Loss and LAE Reserves and Recoveries

The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidated VIEs, which are included in the Company’s consolidated balance sheets as of December 31, 2017 and 2016 are presented in the following table:

	As of December 31, 2017			As of December 31, 2016
In millions	Balance Sheet Line Item			Balance Sheet Line Item
	Insurance loss recoverable	Loan repurchase commitments	Loss and LAE reserves	Insurance loss recoverable	Loan repurchase commitments	Loss and LAE reserves
U.S. Public Finance Insurance	$333	$—	$512	$174	$—	$97
International and Structured Finance Insurance:
Before VIE eliminations	1,478	407	710	551	404	650
VIE eliminations	(1,300)	—	(243)	(221)	—	(206)

Total international and structured finance insurance	178	407	467	330	404	444

Total	$511	$407	$979	$504	$404	$541

Changes in Loss and LAE Reserves

The following tables present changes in the Company’s loss and LAE reserves for the years ended December 31, 2017 and 2016. Changes in loss reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in amount and timing of estimated claim payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of December 31, 2017 and 2016, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 2.31% and 2.07%, respectively. LAE reserves are generally expected to be settled within a one-year period and are not discounted. As of December 31, 2017 and 2016, the Company’s gross loss and LAE reserves included $66 million and $60 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2017
Gross Loss and LAE Reserves as of December 31, 2016	Loss Payments for Cases with Reserves(1)	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other(2)	Gross Loss and LAE Reserves as of December 31, 2017
$ 541	$(1,069)	$12	$15	$661	$(30)	$6	$843	$979

(1)—Includes payments made to satisfy the Zohar II Claim.

(2)—Primarily changes in the amount to satisfy the Zohar II Claim.

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

The increase in the Company’s gross loss and LAE reserves during 2017 was primarily related to increases due to changes in assumptions on certain Puerto Rico exposures.

The increase in the Company’s gross loss and LAE reserves during 2016 was primarily related to increases due to changes in assumptions on insured first and second-lien RMBS transactions and U.S. public finance transactions. These were partially offset by decreases in changes in assumptions on CDOs.

Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the years ended December 31, 2017 and 2016. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Year Ended December 31, 2017
In millions	Gross Reserve as of December 31, 2016	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions		Changes in LAE Recoveries	Other(1)	Gross Reserve as of December 31, 2017
Insurance loss recoverable	$504	$(124)	$10	$2	$113	(2)	$—	$6	$511
Recoveries on unpaid losses(3)	79	—	1	1	(45)		(1)	—	35

Total	$583	$(124)	$11	$3	$68		$(1)	$6	$546

(1)—Primarily changes in amount and timing of collections.

(2)—Includes amounts which have been paid and are expected to be recovered in the future.

(3)—As of December 31, 2017 and 2016, excludes Puerto Rico recoveries, and as of December 31, 2016, the Zohar II recoveries, which have been netted against reserves.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Year Ended December 31, 2016
In millions	Gross Reserve as of December 31, 2015	Collections for Cases with Recoveries	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Changes in LAE Recoveries	Other(1)	Gross Reserve as of December 31, 2016
Insurance loss recoverable	$577	$(69)	$5	$(17)	$86	$(6)	$(72)	$504
Recoveries on unpaid losses(2)	100	—	1	3	(34)	9	—	79

Total	$677	$(69)	$6	$(14)	$52	$3	$(72)	$583

(1)—Primarily changes in amount and timing of collections.

(2)—Excludes Puerto Rico and Zohar II recoveries, which have been netted against reserves.

The increase in the Company’s insurance loss recoverable during 2017 was primarily due to paid losses on certain Puerto Rico credits offset by a decrease in insured RMBS transactions. The decrease in the RMBS insurance loss recoverable was primarily related to the collection of mortgage insurance from the settlement of litigation involving Old Republic Insurance Corporation and a decrease in expected recoveries from first-lien RMBS transactions. The decrease in the Company’s recoveries on unpaid losses is primarily related to insured RMBS transactions.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The decrease in the Company’s insurance loss recoverable and recoveries on unpaid losses during 2016 was primarily due to a decrease in expected future recoveries on CDOs as the result of the consolidation of a VIE and related elimination of a VIE and a decrease in changes in the amount of expected collections on first and second-lien RMBS issues, partially offset by an increase related to changes in assumptions on certain Puerto Rico credits.

Loss and LAE Activity

The Company’s financial guarantee insurance losses and LAE (excluding insured credit derivative and consolidated VIEs), net of reinsurance for the years ended December 31, 2017, 2016 and 2015 are presented in the following table:

	Years Ended December 31,
In millions	2017	2016	2015
U.S. Public Finance Insurance Segment	$499	$74	$5
International and Structured Finance Insurance Segment:
Second-lien RMBS	62	121	63
First-lien RMBS	92	41	34
CDOs	10	(32)	29
Other(1)	20	16	(8)

Losses and LAE	$683	$220	$123

(1)—Includes non-U.S. public finance and other issues.

For 2017, losses and LAE primarily related to increases in actual and expected payments on certain Puerto Rico exposures, insured first-lien RMBS transactions and a decrease in actual and projected collections from mortgage insurance included in the Company’s excess spread within its second-lien RMBS transactions from the settlement of litigation regarding insurance coverage involving Old Republic Insurance Corporation, Bank of America, N.A. and The Bank of New York Mellon.

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

For 2015, losses and LAE primarily related to increases in expected payments on CDOs and insured first-lien RMBS transactions and decreases in projected collections from excess spread within insured second-lien RMBS securitizations. These were partially offset by increases in recoveries of expected payments related to CDOs and increases in projected collections from excess spread within insured second-lien RMBS securitizations due to an anticipated sale of loans within certain securitizations that had been previously charged off by the servicer.

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For 2017, 2016 and 2015, gross LAE related to remediating insured obligations were $42 million, $48 million and $26 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Surveillance Categories

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2017:

	Surveillance Categories
	Caution	Caution	Caution
	List	List	List	Classified
$ in millions	Low	Medium	High	List	Total
Number of policies	89	5	1	280	375
Number of issues(1)	20	4	1	119	144
Remaining weighted average contract period (in years)	7.4	4.3	8.7	9.7	8.9
Gross insured contractual payments outstanding: (2)
Principal	$2,764	$13	$104	$6,083	$8,964
Interest	2,676	3	46	5,756	8,481

Total	$5,440	$16	$150	$11,839	$17,445

Gross Claim Liability(3)	$—	$—	$—	$1,082	$1,082
Less:
Gross Potential Recoveries(4)	—	—	—	782	782
Discount, net(5)	—	—	—	(178)	(178)

Net claim liability (recoverable)	$—	$—	$—	$478	$478

Unearned premium revenue	$9	$—	$4	$77	$90

(1)—An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

(2)—Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3)—The gross claim liability with respect to Puerto Rico exposures are net of expected recoveries for policies in a net payable position.

(4)—Gross potential recoveries with respect to certain Puerto Rico exposures are net of the claim liability for policies in a net recoverable position.

(5)—Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2016:

	Surveillance Categories
	Caution List Low	Caution	Caution		Total
		List	List	Classified
$ in millions		Medium	High	List
Number of policies	90	6	3	331	430
Number of issues(1)	17	4	2	126	149
Remaining weighted average contract period (in years)	7.5	3.4	7.2	7.0	7.1
Gross insured contractual payments outstanding:(2)
Principal	$2,917	$17	$320	$7,031	$10,285
Interest	2,795	4	107	2,777	5,683

Total	$5,712	$21	$427	$9,808	$15,968

Gross Claim Liability(3)	$—	$—	$—	$718	$718
Less:
Gross Potential Recoveries(4)	—	—	—	770	770
Discount, net(5)	—	—	—	(75)	(75)

Net claim liability (recoverable)	$—	$—	$—	$23	$23

Unearned premium revenue	$9	$—	$8	$68	$85

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

(4)—Gross potential recoveries with respect to certain Puerto Rico exposures are net of the claim liability for policies in a net recoverable position.

(5)—Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

As of December 31, 2017, the gross claim liability primarily related to insured first-lien RMBS transactions as well as certain Puerto Rico exposures. As of December 31, 2016, the gross claim liability primarily related to insured first-lien RMBS transactions. As of December 31, 2017 and 2016, the gross potential recoveries principally related to certain Puerto Rico exposures and insured second-lien RMBS transactions. As of December 31, 2017, these potential recoveries exclude the recoveries of Zohar I and Zohar II that are included in “Loans receivable at fair value” which are presented in “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

The Company’s recoveries have been, and remain based on either salvage rights, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments, it is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected estimated future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of the claim liability for a given policy. The gross claim liability and gross potential recoveries reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company. As of December 31, 2017 and 2016, reinsurance recoverable on paid and unpaid losses was $17 million and $6 million, respectively, and was included in “Other assets” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments

Fair Value Measurement

Financial Assets

Financial assets held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically, the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company, along with its third-party portfolio manager, reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company and its third-party portfolio manager believe a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, its third-party portfolio manager will obtain a price from another third-party provider or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of December 31, 2017 or 2016. All challenges to third-party prices are reviewed by staff of the Company as well as its third-party portfolio manager with relevant expertise to ensure reasonableness of assumptions. A pricing analysis is reviewed and approved by the Company’s valuation committee.

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

Derivative Liabilities

The Company’s derivative liabilities are primarily interest rate swaps and an insured credit derivative. The Company’s insured credit derivative contract is a non-traded structured credit derivative transaction and since they are highly customized and there is generally no observable market for this derivative. The Company estimates its fair value in a hypothetical market based on an internal model that incorporates market or estimated prices of similar securities that are obtained for all collateral within a transaction, the present value of the market-implied potential loss and nonperformance risk. The Company reviews its valuation model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise.

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

Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate fair value due to the short-term nature and credit worthiness of these instruments and are categorized in Level 1 of the fair value hierarchy.

Loans Receivable at Fair Value

Loans receivable at fair value are comprised of loans held by consolidated VIEs consisting of residential mortgage and corporate loans. Fair values of residential mortgage loans are determined using quoted prices for MBS issued by the respective VIE and adjusted for the fair values of the financial guarantees provided by MBIA Corp. on the related MBS. The fair values of the financial guarantees consider expected claim payments, net of recoveries, under MBIA Corp.’s policies. Fair values of corporate loans, which are to privately held companies, are based on methodologies that generally use comparable EBITDA multiples and the most current available EBITDAs. Loans receivable at fair value are categorized in Level 3 of the fair value hierarchy.

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

Other Assets

VIEs consolidated by the Company have entered into derivative instruments consisting of cross currency swaps. Cross currency swaps are entered into to manage the variability in cash flows resulting from fluctuations in foreign currency rates. The fair value of VIE derivatives is determined based on inputs from unobservable cash flows projection of the derivative, discounted using observable discount rates. As the significant inputs are unobservable, the derivative contract is categorized in Level 3 of the fair value hierarchy.

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

Valuation Model Overview

For the year ended December 31, 2017, the Company used an internally developed Direct Price Model to value its insured credit derivative that incorporates market prices or estimated prices of similar securities that are obtained for all collateral within a transaction, the present value of the market-implied potential losses, and nonperformance risk. The valuation of the insured credit derivative includes the impact of its credit standing. The insured credit derivative is categorized in Level 3 of the fair value hierarchy based on unobservable inputs that are significant to the fair value measurement in its entirety.

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

The Company also has other derivative liabilities as a result of a commutation occurring in 2014. The fair value of the derivative is determined using a discounted cash flow model. Key inputs include unobservable cash flows projected over the expected term of the derivative. As the significant inputs are unobservable, the derivative contract is categorized in Level 3 of the fair value hierarchy.

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

Other payable relates to certain contingent consideration. The fair value of the liability is based on the cash flow methodologies using observable and unobservable inputs. Unobservable inputs include invested asset balances and asset management fees that are significant to the fair value estimate and the liability is categorized in Level 3 of the fair value hierarchy.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016.

In millions	Fair Value as of December 31, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,679	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee(1)	-25%—35% (-2%)
		Multiples of EBITDA	Multiples(2)
Loan repurchase commitments	407	Discounted cash flow	Recovery rates(3)
			Breach rates(3)
Liabilities of consolidated VIEs:
Variable interest entity notes	406	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0%—60% (36%)
Credit derivative liabilities, net:
CMBS	63	Direct Price Model	Nonperformance risk	54%—54% (54%)
Other derivative liabilities	4	Discounted cash flow	Cash flows	$0—$49 ($25)(4)

(1)—Negative percentage represents financial guarantee policies in a receivable position.

(2)—Unobservable inputs are primarily based on comparable companies’ EBITDA multiples.

(3)—Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(4)—Midpoint of cash flows are used for the weighted average.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

In millions	Fair Value as of December 31, 2016	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$916	Market prices adjusted for financial	Impact of financial guarantee	0%—28%(3%)
		guarantees provided to VIE obligations
		Multiples of EBITDA	Multiples(1)
Loan repurchase commitments	404	Discounted cash flow	Recovery rates(2)
			Breach rates(2)
Liabilities of consolidated VIEs:
Variable interest entity notes	476	Market prices of VIE assets	Impact of financial guarantee	0%—54%(24%)
		adjusted for financial guarantees provided
Credit derivative liabilities, net:
			Recovery rates	25%—40%(33%)
CMBS	62	BET Model	Nonperformance risk	10%—32%(32%)
			Weighted average life (in years)	1.1—1.5 (1.3)
			CMBS spreads	25%—35%(30%)
Multi-sector CDO	2	Direct Price Model	Nonperformance risk	58%—58%(58%)
Other derivative liabilities	20	Discounted cash flow	Cash flows	$0—$83 ($42)(3)

(1)—Unobservable inputs are primarily based on comparable companies’ EBITDA multiples.

(2)—Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(3)—Midpoint of cash flows are used for the weighted average.

Sensitivity of Significant Unobservable Inputs

The significant unobservable inputs used in the fair value measurement of the Company’s loans receivable at fair value of consolidated VIEs are the impact of the financial guarantee and multiples. The fair value of loans receivable are calculated by subtracting the value of the financial guarantee from the market value of VIE liabilities and methodologies using multiples of EBITDA. The value of a financial guarantee is estimated by the Company as the present value of expected cash payments, net of recoveries, under the policy. As the value of the financial guarantee provided by the Company under the insurance policy increases, there is a lower expected cash flow on the underlying loans receivable of the VIE. This results in a lower fair value of the loans receivable in relation to the obligations of the VIE. Multiples are external factors that are considered when determining the fair values of corporate loans. These loans are to privately held companies for which MBIA has limited information. Therefore, the Company uses multiples of EBITDA of comparable companies and any increase or decrease in these multiples would result in an increase or decrease in the fair values of the loans, respectively.

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

Effective in 2017, the Company changed its technique on valuing its commercial mortgage-backed securities (“CMBS”) credit derivative to the Direct Price Model from the BET Model. The significant unobservable input used in the fair value measurement was nonperformance risk. The nonperformance risk is an assumption of MBIA Corp.’s own ability to pay and whether MBIA Corp. will have the necessary resources to pay the obligations as they come due. Any significant increase or decrease in MBIA Corp.’s nonperformance risk would result in a decrease or increase in the fair value of the derivative liabilities, respectively. Prior to 2017, the Company used the BET Model to value its CMBS credit derivatives. The significant unobservable inputs used in the fair value measurement of its CMBS credit derivatives were CMBS spreads, recovery rates, nonperformance risk and weighted average life. The CMBS spread is an indicator of credit risk of the collateral securities. The recovery rate represents the percentage of notional expected to be recovered after an asset defaults, indicating the severity of a potential loss. The nonperformance risk is an assumption of MBIA Corp.’s own ability to pay and whether MBIA Corp. will have the necessary resources to pay the obligations as they come due. Weighted average life is based on the Company’s estimate of when the principal of the underlying collateral of the CMBS structure will be repaid. A significant increase or decrease in CMBS spreads would result in an increase or decrease in the fair value of the derivative liability, respectively. A significant increase in weighted average life can result in an increase or decrease in the fair value of the derivative liability, depending on the discount rate and the timing of significant losses. Any significant increase or decrease in recovery rates, or MBIA Corp.’s nonperformance risk would result in a decrease or increase in the fair value of the derivative liabilities, respectively. CMBS spreads, recovery rates, nonperformance risk and weighted average lives are determined independently. Changes in one input will not necessarily have any impact on the other inputs.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of December 31, 2017 and 2016:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2017
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$1,256	$96	$—		$—	$1,352
State and municipal bonds	—	858	—		—	858
Foreign governments	—	10	—		—	10
Corporate obligations	—	1,338	2	(1)	—	1,340
Mortgage-backed securities:
Residential mortgage-backed agency	—	368	—		—	368
Residential mortgage-backed non-agency	—	32	—		—	32
Commercial mortgage-backed	—	60	7	(1)	—	67
Asset-backed securities:
Collateralized debt obligations	—	118	—		—	118
Other asset-backed	—	178	5	(1)	—	183

Total fixed-maturity investments	1,256	3,058	14		—	4,328
Money market securities	180	—	—		—	180
Perpetual debt and equity securities	26	37	—		—	63
Fixed-income fund	—	—	—		—	82	(2)
Cash and cash equivalents	122	—	—		—	122
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	—	2	—		—	2

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2017
Assets of consolidated VIEs:
Corporate obligations	—	19	—		—	19
Mortgage-backed securities:
Residential mortgage-backed non-agency	—	108	—		—	108
Commercial mortgage-backed	—	30	6	(1)	—	36
Asset-backed securities:
Collateralized debt obligations	—	8	1	(1)	—	9
Other asset-backed	—	10	—		—	10
Cash	24	—	—		—	24
Loans receivable at fair value:
Residential loans receivable	—	—	759		—	759
Corporate loans receivable	—	—	920		—	920
Loan repurchase commitments	—	—	407		—	407
Other assets:
Currency derivatives	—	—	19	(1)	—	19
Other	—	—	14	(1)	—	14

Total assets	$1,608	$3,272	$2,140		$—	$7,102

Liabilities:
Medium-term notes	$—	$—	$115	(1)	$—	$115
Derivative liabilities:
Insured derivatives:
Credit derivatives	—	2	63		—	65
Non-insured derivatives:
Interest rate derivatives	—	193	—		—	193
Other	—	—	4		—	4
Other liabilities:
Warrants	—	6	—		—	6
Other payable	—	—	7	(1)	—	7
Liabilities of consolidated VIEs:
Variable interest entity notes	—	663	406		—	1,069

Total liabilities	$—	$864	$595		$—	$1,459

(1)—Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

(2)—Investment that was measured at fair value by applying the net asset value per share practical expedient, and was required not to be classified in the fair value hierarchy.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Counterparty and Cash Collateral Netting	Balance as of December 31, 2016
Assets of consolidated VIEs:
Corporate obligations	—	27	—		—	27
Mortgage-backed securities:
Residential mortgage-backed non-agency	—	149	—		—	149
Commercial mortgage-backed	—	52	—		—	52
Asset-backed securities:
Collateralized debt obligations	—	7	1	(1)	—	8
Other asset-backed	—	18	1	(1)	—	19
Cash	24	—	—		—	24
Loans receivable at fair value:
Residential loans receivable	—	—	916		—	916
Corporate loans receivable	—	—	150	(1)	—	150
Loan repurchase commitments	—	—	404		—	404
Derivative assets:
Currency derivatives	—	—	19	(1)	—	19

Total assets	$1,559	$4,378	$1,552		$—	$7,564

Liabilities:
Medium-term notes	$—	$—	$101	(1)	$—	$101
Derivative liabilities:
Insured derivatives:
Credit derivatives	—	2	64		—	66
Non-insured derivatives:
Interest rate derivatives	—	213	—		—	213
Other	—	—	20		—	20
Other liabilities:
Warrants	—	33	—		—	33
Liabilities of consolidated VIEs:
Variable interest entity notes	—	875	476		—	1,351

Total liabilities	$—	$1,123	$661		$—	$1,784

(1)—Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

(2)—Investment that was measured at fair value by applying the net asset value per share practical expedient, and was required not to be classified in the fair value hierarchy.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Level 3 assets at fair value as of December 31, 2017 and 2016 represented approximately 30% and 21%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of December 31, 2017 and 2016 represented approximately 41% and 37%, respectively, of total liabilities measured at fair value.

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of December 31, 2017 and 2016:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2017	Carry Value Balance as of December 31, 2017
Assets:
Other investments	$—	$2	$—	$2	$2
Assets of consolidated VIEs:
Investments held-to-maturity	—	—	916	916	890

Total assets	$—	$2	$916	$918	$892

Liabilities:
Long-term debt	$—	$1,002	$—	$1,002	$2,121
Medium-term notes	—	—	406	406	650
Investment agreements	—	—	433	433	337
Liabilities of consolidated VIEs:
Variable interest entity notes	—	352	916	1,268	1,220

Total liabilities	$—	$1,354	$1,755	$3,109	$4,328

Financial Guarantees:
Gross	$—	$—	$1,785	$1,785	$1,220
Ceded	—	—	61	61	39

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2016	Carry Value Balance as of December 31, 2016
Assets:
Other investments	$—	$2	$—	$2	$3
Assets held for sale	—	306	—	306	306
Assets of consolidated VIEs:
Investments held-to-maturity	—	—	876	876	890

Total assets	$—	$308	$876	$1,184	$1,199

Liabilities:
Long-term debt	$—	$1,030	$—	$1,030	$1,986
Medium-term notes	—	—	478	478	794
Investment agreements	—	—	508	508	399
Liabilities of consolidated VIEs:
Variable interest entity notes	—	—	882	882	890

Total liabilities	$—	$1,030	$1,868	$2,898	$4,069

Financial Guarantees:
Gross	$—	$—	$2,638	$2,638	$995
Ceded	—	—	18	18	43

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the years ended December 31, 2017 and 2016:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2017

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2017
Assets:
Corporate obligations	$2	$—	$—	$—	$—	$1	$—	$—	$—	$—	$(1)	$2	$—
Commercial mortgage-backed	—	—	—	—	—	—	—	—	—	14	(7)	7	—
Collateralized debt obligations	15	—	—	—	—	—	—	(7)	—	—	(8)	—	—
Other asset-backed	44	—	—	2	—	—	—	(41)	—	—	—	5	—
State and municipal bonds	—	—	—	—	—	—	—	—	—	1	(1)	—	—
Assets of consolidated VIEs:
Corporate obligations	—	—	—	—	—	—	—	(2)	—	6	(4)	—	—
Commercial mortgage-backed	—	—	—	—	—	—	—	—	(3)	9	—	6	—
Collateralized debt obligations	1	—	—	—	—	—	—	—	—	—	—	1	—
Other asset-backed	1	—	—	—	—	—	—	—	—	1	(2)	—	—
Loans receivable-residential	916	—	79	—	—	—	—	(236)	—	—	—	759	79
Loans receivable-corporate	150	—	89	—	—	719	—	(38)	—	—	—	920	89
Loan repurchase commitments	404	—	3	—	—	—	—	—	—	—	—	407	3
Currency derivatives, net	19	—	2	—	(2)	—	—	—	—	—	—	19	—
Other	—	—	(3)	—	—	17	—	—	—	—	—	14	(3)

Total assets	$1,552	$—	$170	$2	$(2)	$737	$—	$(324)	$(3)	$31	$(23)	$2,140	$168

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of December 31, 2017
Liabilities:
Medium-term notes	$101	$—	$(1)	$—	$15	$—	$—	$—	$—	$—	$—	$115	$14
Credit derivatives, net	64	51	(1)	—	—	—	—	(51)	—	—	—	63	1
Other derivatives, net	20	—	18	—	—	—	—	(34)	—	—	—	4	18
Other payable	—	—	—	—	—	7	—	—	—	—	—	7	—
Liabilities of consolidated VIEs:
VIE notes	476	—	37	—	—	—	—	(56)	(51)	—	—	406	37

Total liabilities	$661	$51	$53	$—	$15	$7	$—	$(141)	$(51)	$—	$—	$595	$70

(1)—Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2016

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2016
Assets:
Foreign governments	$2	$—	$—	$—	$(1)	$10	$—	$(10)	$—	$—	$(1)	$—	$—
Corporate obligations	7	—	—	—	—	—	—	—	—	2	(7)	2	—
Commercial mortgage-backed	—	—	—	—	—	—	—	—	(1)	1	—	—	—
Collateralized debt obligations	29	—	—	18	—	—	—	(32)	—	—	—	15	—
Other asset-backed	38	(1)	(1)	14	—	—	—	(3)	—	—	(3)	44	(1)
State and municipal bonds	41	—	—	—	—	122	—	(39)	(1)	2	(125)	—	—
Assets of consolidated VIEs:
Corporate obligations	11	—	(6)	—	—	—	—	(2)	—	2	(5)	—	—
Residential mortgage-backed non-agency	—	—	(1)	—	—	—	—	—	—	1	—	—	—
Commercial mortgage-backed	—	—	(4)	—	—	—	—	—	—	4	—	—	—
Collateralized debt obligations	1	—	—	—	—	—	—	—	—	—	—	1	—
Other asset-backed	6	—	(7)	—	—	—	—	—	—	5	(3)	1	—
Loans receivable-residential	1,185	—	(11)	—	—	—	—	(258)	—	—	—	916	(11)
Loans receivable-corporate	107	—	4	—	—	146	—	—	(107)	—	—	150	4
Loan repurchase commitments	396	—	8	—	—	—	—	—	—	—	—	404	8
Currency derivatives, net	11	—	2	—	6	—	—	—	—	—	—	19	8

Total assets	$1,834	$(1)	$(16)	$32	$5	$278	$—	$(344)	$(109)	$17	$(144)	$1,552	$8

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of December 31, 2016
Liabilities:
Medium-term notes	$161	$—	$(3)	$—	$(1)	$—	$—	$(56)	$—	$—	$—	$101	$(4)
Credit derivatives, net	85	43	(21)	—	—	—	—	(43)	—	—	—	64	(13)
Other derivatives, net	18	—	2	—	—	—	—	—	—	—	—	20	2
Liabilities of consolidated VIEs:
VIE notes	1,267	—	(23)	—	—	9	—	(146)	(631)	—	—	476	(23)

Total liabilities	$1,531	$43	$(45)	$—	$(1)	$9	$—	$(245)	$(631)	$—	$—	$661	$(38)

(1)—Transferred in and out at the end of the period.

For the year ended December 31, 2017, transfers into Level 3 and out of Level 2 were principally related to CMBS and corporate obligations, where inputs, which are significant to their valuation, became unobservable during the period. CDOs, CMBS, corporate obligations and other asset-backed comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

For the year ended December 31, 2016, transfers into Level 3 and out of Level 2 were principally related to other asset-backed, CMBS, corporate obligations, state and municipal bonds, and RMBS, where inputs, which are significant to their valuation, became unobservable during the period. State and municipal bonds, corporate obligations and other asset-backed comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the years ended December 31, 2017, 2016 and 2015 are reported on the Company’s consolidated statements of operations as follows:

In millions	Total Gains (Losses) Included in Earnings			Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of December 31,
	2017	2016	2015	2017	2016	2015
Revenues:
Unrealized gains (losses) on insured derivatives	$1	$21	$159	$(1)	$13	$145
Realized gains (losses) and other settlements on insured derivatives	(51)	(43)	(28)	—	—	—
Net gains (losses) on financial instruments at fair value and foreign exchange	(32)	1	39	(32)	1	42
Net investment losses related to other-than-temporary impairments	—	(1)	—	—	—	—
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	131	14	23	131	32	19

Total	$49	$(8)	$193	$98	$46	$206

Fair Value Option

The Company elected to record at fair value certain financial instruments that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following table presents the changes in fair value included in the Company’s consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 for financial instruments for which the fair value option was elected:

	Years Ended December 31,
In millions	2017	2016	2015
Investments carried at fair value(1)	$8	$7	$(3)
Fixed-maturity securities held at fair value-VIE(2)	(22)	(124)	(146)
Loans receivable at fair value:
Residential mortgage loans(2)	(158)	(268)	(246)
Other loans(2)	52	—	—
Loan repurchase commitments(2)	3	8	17
Other(2)	(3)	—	—
Medium-term notes(1)	(14)	4	36
Variable interest entity notes (2)	230	383	381

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2017 and 2016 for loans and notes for which the fair value option was elected:

	As of December 31, 2017			As of December 31, 2016
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$732	$727	$5	$965	$894	$71
Residential mortgage loans (90 days or more past due)	170	32	138	143	22	121
Corporate loans (90 days or more past due)	1,394	920	474	150	150	—

Total loans receivable at fair value	2,296	1,679	617	1,258	1,066	192
Variable interest entity notes	1,882	1,069	813	2,449	1,351	1,098
Medium-term notes	180	115	65	158	101	57

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

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and OTTI for AFS and HTM investments in the Company’s consolidated investment portfolio as of December 31, 2017 and 2016:

	December 31, 2017
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$1,317	$34	$(6)	$1,345	$—
State and municipal bonds	840	29	(12)	857	—
Foreign governments	10	—	—	10	—
Corporate obligations	1,332	25	(80)	1,277	(72)
Mortgage-backed securities:
Residential mortgage-backed agency	365	1	(4)	362	—
Residential mortgage-backed non-agency	35	1	(4)	32	—
Commercial mortgage-backed	66	—	—	66	—
Asset-backed securities:
Collateralized debt obligations	116	—	—	116	—
Other asset-backed	175	—	—	175	1

Total fixed-maturity investments	4,256	90	(106)	4,240	(71)
Money market securities	179	—	—	179	—
Perpetual debt and equity securities	3	1	—	4	—

Total AFS investments	$4,438	$91	$(106)	$4,423	$(71)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$890	$26	$—	$916	$—

Total HTM investments	$890	$26	$—	$916	$—

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

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of December 31, 2017. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$674	$674	$—	$—
Due after one year through five years	1,157	1,159	—	—
Due after five years through ten years	601	540	—	—
Due after ten years	1,067	1,116	890	916
Mortgage-backed and asset-backed	757	751	—	—

Total fixed-maturity investments	$4,256	$4,240	$890	$916

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of December 31, 2017 and 2016 was $10 million and $11 million, respectively. These deposits are required to comply with state insurance laws.

Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of December 31, 2017 and 2016, the fair value of securities pledged as collateral for these investment agreements approximated $353 million and $416 million, respectively. The Company’s collateral as of December 31, 2017 consisted principally of U.S. Treasury and government agency and state and municipal bonds, and was primarily held with major U.S. banks. Additionally, the Company pledged cash and money market securities as collateral under investment agreements of $6 million as of December 31, 2016.

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of December 31, 2017 and 2016:

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$353	$(1)	$124	$(5)	$477	$(6)
State and municipal bonds	203	(8)	116	(4)	319	(12)
Foreign governments	8	—	—	—	8	—
Corporate obligations	425	(3)	163	(77)	588	(80)
Mortgage-backed securities:
Residential mortgage-backed agency	105	(1)	156	(3)	261	(4)
Residential mortgage-backed non-agency	—	—	14	(4)	14	(4)
Commercial mortgage-backed	27	—	5	—	32	—
Asset-backed securities:						—
Collateralized debt obligations	12	—	—	—	12	—
Other asset-backed	71	—	39	—	110	—

Total AFS investments	$1,204	$(13)	$617	$(93)	$1,821	$(106)

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$432	$(10)	$—	$—	$432	$(10)
State and municipal bonds	339	(13)	18	(2)	357	(15)
Foreign governments	5	—	—	—	5	—
Corporate obligations	534	(29)	52	(73)	586	(102)
Mortgage-backed securities:
Residential mortgage-backed agency	436	(9)	122	(3)	558	(12)
Residential mortgage-backed non-agency	1	—	29	(6)	30	(6)
Commercial mortgage-backed	6	—	15	—	21	—
Asset-backed securities:
Collateralized debt obligations	7	—	15	—	22	—
Other asset-backed	112	(1)	49	(2)	161	(3)

Total AFS investments	$1,872	$(62)	$300	$(86)	$2,172	$(148)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$—	$—	$876	$(14)	$876	$(14)

Total HTM investments	$—	$—	$876	$(14)	$876	$(14)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Gross unrealized losses on AFS investments decreased as of December 31, 2017 compared with December 31, 2016 primarily due to tightening credit spreads and lower long-term interest rates. Gross unrealized losses on HTM investments decreased as of December 31, 2017 compared with December 31, 2016 primarily due to tightening credit spreads.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of December 31, 2017 and 2016 was 12 and 22 years, respectively. As of December 31, 2017 and 2016, there were 133 and 46 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 24 and 12 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of December 31, 2017:

	AFS Securities			HTM Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	17	$76	$71	—	$—	$—
> 15% to 25%	1	3	2	—	—	—
> 25% to 50%	2	12	9	—	—	—
> 50%	4	101	29	—	—	—

Total	24	$192	$111	—	$—	$—

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of December 31, 2017 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

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

Determination of Credit Loss on ABS, MBS and Corporate Obligations

ABS investments are evaluated for OTTI using historical collateral performance, deal waterfall and structural protections, credit ratings, and forward looking projections of collateral performance based on business and economic conditions specific to each collateral type and risk. The underlying collateral is evaluated to identify any specific performance concerns, and stress scenarios are considered in forecasting ultimate returns of principal. Based on this evaluation, if a principal default is projected for a security, estimated future cash flows are discounted at the security’s effective interest rate used to recognize interest income on the security. For CDO investments, the Company uses the same tools as its RMBS investments discussed below, aggregating the bond level cash flows to the CDO investment level. If the present value of cash flows is less than the Company’s amortized cost for the security, the difference is recorded as an OTTI loss.

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

During 2017, certain municipal bonds had liquidity concerns, recent credit downgrades and other adverse financial conditions. As a result, the Company placed these bonds on a non-accrual basis and recognized an OTTI loss for the difference between its amortized cost and fair value. This OTTI loss was included in “Investment losses related to other-than-temporary impairments” on the Company’s consolidated statement of operations.

Determination of Credit Loss Guaranteed by the Company on Other Third-Party Guarantors

The Company does not recognize OTTI on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. Refer to “Note 2: Significant Accounting Policies” included herein for information about the Company’s loss reserving policy and “Note 6: Loss and Loss Adjustment Expenses Reserves” for information about loss reserves.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following table provides information about securities held by the Company as of December 31, 2017 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve(2)
Mortgage-backed:
MBIA(1)	$14	$(4)	$15
Corporate obligations:
MBIA(1)	14	—	—
Other:
MBIA(1)	93	(7)	34
Other	3	—	—

Total other	96	(7)	34

Total	$124	$(11)	$49

(1)—Includes investments insured by MBIA Corp. and National.

(2)—Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

Credit Loss Rollforward

The portion of certain OTTI losses on fixed-maturity securities that does not represent credit losses is recognized in AOCI. For these impairments, the net amount recognized in earnings represents the difference between the amortized cost of the security and the net present value of its projected future discounted cash flows prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the OTTI losses was recognized in AOCI, and the corresponding changes in such amounts. The additional credit loss impairment on securities not previously impaired for the year ended December 31, 2017, primarily related to municipal bonds for which a loss was recognized as the difference between its amortized cost and fair value. The additional credit loss impairments on securities previously impaired for the years ended December 31, 2017, 2016 and 2015, primarily related to a corporate obligation that incurred liquidity concerns, ongoing credit risk and other adverse financial conditions.

In millions	Years Ended December 31,
Credit Losses Recognized in Earnings Related to OTTI	2017	2016	2015
Beginning balance	$29	$26	$16
Additions for credit loss impairments recognized in the current period on securities not previously impaired	11	—	—
Additions for credit loss impairments recognized in the current period on securities previously impaired	5	4	10
Reductions for credit loss impairments previously recognized on securities sold during the period	(2)	(1)	—
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period	(11)	—	—

Ending balance	$32	$29	$26

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Sales of Available-for-Sale Investments

Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Years Ended December 31,
In millions	2017	2016	2015
Proceeds from sales	$2,256	$2,412	$1,145
Gross realized gains	$40	$84	$32
Gross realized losses	$(22)	$(23)	$(16)

Note 9: Derivative Instruments

U.S. Public Finance Insurance

The Company’s derivative exposure within its U.S. public finance insurance operations primarily consists of insured interest rate and inflation-linked swaps related to insured U.S. public finance debt issues. These derivatives do not qualify for the financial guarantee scope exception and are accounted for as derivative instruments.

Corporate

The Company has entered into derivative instruments primarily consisting of interest rate swaps to manage the risks associated with fluctuations in interest rates affecting the value of certain assets and liabilities.

International and Structured Finance Insurance

The Company has entered into derivative instruments to provide financial guarantee insurance to structured finance transactions that do not qualify for the financial guarantee scope exception and, therefore, are accounted for as derivatives. These insured CDS contracts, primarily referencing CMBS, are intended to be held for the entire term of the contract unless a settlement with the counterparty is negotiated. The Company no longer insures new CDS contracts except for transactions related to the restructuring or reduction of existing derivative exposure. The Company’s derivative exposure within its international and structured finance insurance segment also includes insured interest rate and inflation-linked swaps related to insured debt issues.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of December 31, 2017 and 2016. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

$ in millions	As of December 31, 2017
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	1.0 Years	$—	$—	$—	$—	$127	$127	$(63)
Insured swaps	15.5 Years	—	117	1,818	846	20	2,801	(2)

Total notional		$—	$117	$1,818	$846	$147	$2,928

Total fair value		$—	$—	$(1)	$(1)	$(63)		$(65)

$ in millions	As of December 31, 2016
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	3.8 Years	$—	$—	$115	$—	$473	$588	$(64)
Insured swaps	15.7 Years	—	137	2,146	732	20	3,035	(2)
Insured swaps—held for sale	14.3 Years	—	—	—	420	—	420	—

Total notional		$—	$137	$2,261	$1,152	$493	$4,043

Total fair value		$—	$—	$(1)	$(1)	$(64)		$(66)

Internal credit ratings assigned by MBIA on the underlying collateral are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on insured credit default swaps and insured swaps is estimated as the notional value of such contracts.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of December 31, 2017, the Company did not hold or post cash collateral to derivative counterparties. As of December 31, 2016, the Company did not hold cash collateral to derivative counterparties but posted cash collateral to derivative counterparties of $1 million. The $1 million is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities. As of December 31, 2017 and 2016, the Company had securities with a fair value of $237 million and $276 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheets.

As of December 31, 2017 and 2016, the fair value on one Credit Support Annex (“CSA”) was $2 million and $3 million, respectively. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of December 31, 2017 and 2016, the counterparty was rated A1 by Moody’s and A by S&P.

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

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of December 31, 2017:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$127	Other assets	$—	Derivative liabilities	$(63)
Insured swaps	2,801	Other assets	—	Derivative liabilities	(2)
Interest rate swaps	747	Other assets	2	Derivative liabilities	(193)
Interest rate swaps-embedded	305	Medium-term notes	1	Medium-term notes	(6)
Currency swaps-VIE	69	Other assets-VIE	19	Derivative liabilities-VIE	—
All other	49	Other assets	—	Derivative liabilities	(4)
All other-embedded	2	Other investments	—	Other investments	(1)

Total non-designated derivatives	$4,100		$22		$(269)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of December 31, 2016:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$588	Other assets	$—	Derivative liabilities	$(64)
Insured swaps	3,035	Other assets	—	Derivative liabilities	(2)
Insured swaps—held for sale	420	Assets held for sale	—	Liabilities held for sale	—
Interest rate swaps	1,062	Other assets	3	Derivative liabilities	(213)
Interest rate swaps-embedded	376	Medium-term notes	2	Medium-term notes	(17)
Currency swaps-VIE	71	Other assets-VIE	20	Derivative liabilities-VIE	—
All other	83	Other assets	—	Derivative liabilities	(20)
All other-VIE	35	Other assets-VIE	—	Derivative liabilities-VIE	—
All other-embedded	5	Other investments	—	Other investments	—

Total non-designated derivatives	$5,675		$25		$(316)

(1)—In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

The following table presents the effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015:

In millions	Location of Gain (Loss) Recognized in Income on Derivative	Years Ended December 31,
Derivatives Not Designated as Hedging Instruments		2017	2016	2015
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$—	$21	$157
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(51)	(40)	(28)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	3	(11)	(108)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	—	8	31
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(1)	9	10
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(19)	(2)	7

Total		$(68)	$(15)	$69

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Debt

Long-Term Debt

The Company’s long-term debt consists of notes and debentures including accrued interest as follows:

	As of December 31,
In millions	2017	2016
6.400% Senior Notes due 2022(1)	$265	$266
7.000% Debentures due 2025	46	46
7.150% Debentures due 2027	100	100
6.625% Debentures due 2028	141	141
5.700% Senior Notes due 2034(2)	21	21
Surplus Notes due 2033 (3)	940	940
Accrued interest	624	506
Debt issuance costs	(16)	(34)

Total	$2,121	$1,986

(1)—Callable on or after August 15, 2006 at par.

(2)—Callable anytime at the greater of par or the present value of the remaining scheduled payments of principal and interest.

(3)—Contractual interest rate is based on three month LIBOR plus 11.26%.

During 2017, National purchased from MBIA Inc., $129 million principal amount of MBIA Inc. 5.700% Senior Notes due 2034 that were previously repurchased by MBIA Inc. and had not been retired. In addition to the preceding table, as of December 31, 2017, National owned $264 million principal amount of the 5.700% Senior Notes due 2034 and MBIA Inc., through its corporate segment, owned $13 million of MBIA Corp. surplus notes and owned an additional $54 million of Senior Notes that were previously repurchased but not retired. These amounts are eliminated on a consolidated basis.

Interest and principal payments on the surplus notes are subject to prior approval by the NYSDFS. From the January 15, 2013 interest payment to the present, MBIA Corp.’s requests for approval of the note interest payments have been denied by the NYSDFS. MBIA Corp. provides notice to the Fiscal Agent when it does not make a scheduled interest payment. The deferred interest payment will become due on the first business day on or after which MBIA Corp. obtains approval to make such payment. No interest will accrue on the deferred interest. The surplus notes were callable at par at the option of MBIA Corp. on the fifth anniversary of the date of issuance, and are callable at par on January 15, 2023 and every fifth anniversary thereafter and are callable on any other date at par plus a make-whole amount, subject to prior approval by the Superintendent and other restrictions. The cash received from the issuance of surplus notes was used for general business purposes and the deferred debt issuance costs are being amortized over the term of the surplus notes.

The aggregate maturities of principal payments of long-term debt obligations in each of the next five years ending December 31, and thereafter, are as follows:

In millions	2018	2019	2020	2021	2022	Thereafter	Total
Corporate debt	$—	$—	$—	$—	$265	$308	$573
Surplus Notes due 2033	—	—	—	—	—	940	940

Total debt obligations due	$—	$—	$—	$—	$265	$1,248	$1,513

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Debt (continued)

Investment agreements have been issued with either fixed or floating interest rates in U.S. dollars. As of December 31, 2017, the annual interest rates on these agreements ranged from 4.74% to 6.88% and the weighted average interest rate was 5.75%. As of December 31, 2016, the annual interest rates on these agreements ranged from 4.48% to 6.89% and the weighted average interest rate was 5.66%. Expected principal payments due under these investment agreements in each of the next five years ending December 31 and thereafter, based upon contractual maturity dates, are as follows:

In millions	Principal Amount
Maturity date:
2018	$17
2019	7
2020	35
2021	3
2022	3
Thereafter (through 2037)	328

Total expected principal payments (1)	$393
Less discount and other adjustments(2)	56

Total	$337

(1)—Amounts reflect principal due at maturity for investment agreements issued at a discount.

(2)—Includes discounts net of carrying amount adjustments of $61 million, net of accrued interest of $5 million.

Medium-Term Notes

MTNs are denominated in U.S. dollars or foreign currencies and accrue interest based on fixed or floating interest rates. Certain MTNs are measured at fair value in accordance with the accounting guidance for hybrid financial instruments. As of December 31, 2017, the interest rates of the MTNs ranged from 0% to 6.00% and the weighted average interest rate was 2.90%. As of December 31, 2016, the interest rates of the MTNs ranged from 0% to 6.00% and the weighted average interest rate was 2.43%. During 2017, the Company repurchased $160 million par value outstanding at a cost of approximately 84% of par value of MTNs issued by the Company’s corporate segment. Expected principal payments due under MTN obligations based on their contractual maturity dates are as follows:

In millions	Principal Amount
Maturity date:
2018	$36
2019	61
2020	—
2021	—
2022	121
Thereafter (through 2036)	847

Total expected principal payments (1)	$1,065
Less discount and other adjustments(2)	300

Total	$765

(1)—Amounts reflect principal due at maturity for notes issued at a discount.

(2)—Includes discounts net of carrying amount adjustments and embedded derivatives of $240 million, fair value adjustments of $65 million, net of accrued interest of $5 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Debt (continued)

Variable Interest Entity Notes

VIE notes are variable interest rate debt instruments that were issued primarily in U.S. dollars by consolidated VIEs within the Company’s international and structured finance insurance segment. These VIE notes consist of debt instruments issued by issuer-sponsored consolidated VIEs collateralized by assets held by those consolidated VIEs. As of December 31, 2017, for VIE notes not accounted for at fair value, contractual interest rates ranged from 1.85% to 14.00% and the weighted average interest rate was 6.01%. As of December 31, 2016, for VIE notes not accounted for at fair value, contractual interest rates ranged from 1.07% to 2.77% and the weighted average interest rate was 2.25%.

In connection with the Zohar II Claim in January of 2017, MBIA Corp. entered into the Facility. The initial outstanding principal amount of the Facility was $366 million, of which, $38 million of subordinated financing was provided by MBIA Inc. and eliminated in consolidation. As of December 31, 2017, the consolidated outstanding amount of the Facility was $330 million. Under the Facility, MBIA Inc. has agreed to provide an additional $50 million subordinated financing to MZ Funding, which MZ Funding would then lend to MBIA Corp., if needed by MBIA Insurance Corporation for liquidity purposes. The Facility is secured by a first priority security interest in all of MBIA Corp.’s right, title and interest in the recovery of its claims from the assets of Zohar I and Zohar II which include, among other things, loans made to, and equity interests in, companies purportedly controlled by the Zohar Sponsor and any claims that the Company may have against the Zohar Sponsor. MBIA Corp. was obligated to pay a commitment fee of $10 million for this facility. The Facility matures on January 20, 2020 and bears interest at 14% per annum. If funds received from MBIA Corp. under the Facility are insufficient to pay interest on interest payment dates, MZ Funding may elect to pay interest in kind, which increases the outstanding principal amount.

The maturity of the Company’s international and structured finance insurance segment’s VIE notes, as of December 31, 2017 is presented in the following table:

In millions	Principal Amount
Maturity date:
2018	$203
2019	147
2020	485
2021	132
2022	116
Thereafter (through 2052)	1,206

Total	$2,289	(1)

(1)—Includes $1.1 billion of VIE notes accounted for at fair value as of December 31, 2017.

Note 11: Income Taxes

Income (loss) from operations before provision (benefit) for income taxes consisted of:

	Years Ended December 31,
In millions	2017	2016	2015
Domestic	$(638)	$(362)	$303
Foreign	(23)	23	(14)

Income (loss) before income taxes	$(661)	$(339)	$289

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

The Company files a consolidated tax return that includes all of its U.S. subsidiaries and foreign branches. The Company also files tax returns in Spain, Mexico, and various state and local jurisdictions. Income tax expense (benefit) on income (loss) and shareholders’ equity consisted of:

	Years Ended December 31,
In millions	2017	2016	2015
Current taxes:
Federal	$4	$4	$—
State	—	1	1
Foreign	—	—	2
Deferred taxes:
Federal	945	(8)	97
Foreign	(5)	2	9

Provision (benefit) for income taxes	944	(1)	109

Income taxes charged (credited) to shareholders’ equity related to:
Change in unrealized gains (losses) on AFS securities	(1)	8	(30)
Change in AFS securities with OTTI	1	5	—
Change in foreign currency translation	21	1	(14)
Share-based compensation	—	—	9

Total income taxes charged (credited) to shareholders’ equity	21	14	(35)

Total effect of income taxes	$965	$13	$74

A reconciliation of the U.S. federal statutory tax rate of 35% to the Company’s effective income tax rate for the years ended December 31, 2017, 2016 and 2015 is presented in the following table:

	Years Ended December 31,
	2017	2016	2015
Federal income tax computed at the statutory rate	35.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax Reform/Change in Tax Rate	(71.4)%	0.0%	0.0%
Mark-to-market on warrants	1.4%	(1.5)%	(1.2)%
Change in valuation allowance	(116.9)%	(2.2)%	0.0%
Nondeductible compensation	0.0%	(1.4)%	2.7%
Deferred inventory adjustments	0.8%	3.6%	0.0%
Foreign Taxes	8.2%	0.0%	0.0%
Basis difference in foreign subsidiary	0.0%	(33.0)%	0.0%
Other	0.1%	(0.3)%	1.2%

Effective tax rate	(142.8)%	0.2%	37.7%

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2017 and 2016 are presented in the following table:

	As of
In millions	December 31, 2017	December 31, 2016
Deferred tax liabilities:
Unearned premium revenue	$75	$143
Deferral of cancellation of indebtedness income	14	46
Deferred acquisition costs	21	42
Net unrealized gains in accumulated other comprehensive income	—	4
Partnership basis difference	11	36
Basis difference in foreign subsidiaries	1	64
Net deferred taxes on VIEs	38	—
Other	—	27

Total gross deferred tax liabilities	160	362

Deferred tax assets:
Compensation and employee benefits	11	19
Accrued interest	131	177
Loss and loss adjustment expense reserves	87	142
Net operating loss	582	929
Foreign tax credits	62	7
Other-than-temporary impairments	22	4
Net unrealized losses on insured derivatives	14	29
Net losses on financial instruments at fair value and foreign exchange	13	—
Net unrealized losses in accumulated other comprehensive income	5	6
Alternative minimum tax credit carryforward	—	26
Other	3	—

Total gross deferred tax assets	930	1,339

Valuation allowance	770	7

Net deferred tax asset	$—	$970

On June 26, 2017, S&P downgraded the financial strength rating of National, which led the Company to cease its efforts to actively pursue writing new financial guarantee business. In addition to National’s cessation of new business activity, there was an increase in loss and LAE due to changes in assumptions on certain Puerto Rico credits. As a result of the increase in loss and LAE, the Company has a three-year cumulative loss, which is considered significant negative evidence in the assessment of its ability to use its deferred tax assets. In addition, the Company considered all available positive and negative evidence as required by GAAP, to estimate if sufficient taxable income will be generated to use its deferred tax assets. After considering all positive and negative evidence, including the Company’s inability to objectively identify and forecast future sources of taxable income, the Company concluded in the second quarter of 2017 it did not have sufficient positive evidence to support its ability to use its deferred tax assets before they would expire. Accordingly, the Company has a full valuation allowance against its net deferred tax asset of $770 million in 2017. The Company will continue to analyze the valuation allowance on a quarterly basis.

On December 22, 2017, the President of the United States signed into law the Act, which among other items reduces the federal corporate tax rate to 21% effective January 1, 2018. As a result, during the fourth quarter of 2017, the Company revalued its net tax deferred tax asset using the newly enacted tax rate of 21% and recorded a $472 million reduction to both its net deferred tax asset and valuation allowance.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

The Company’s revaluation of its net deferred tax asset is subject to further clarifications of the new law that cannot be estimated at this time. However, as further clarification of the new law is determined, any adjustment would be offset with a valuation allowance resulting in no change to the Company’s net deferred tax asset. The Company does not anticipate future cash expenditures as a result of the reduction to its net deferred tax asset.

Under the Act, NOLs of property and casualty insurance companies retain their current two-year carryback and 20-year carryforward periods and will not be subject to the 80 percent taxable income limitation and indefinite lived carryforward period applicable to general corporate NOLs. Therefore, NOLs generated after 2017 by the Company’s insurance companies and non-insurance companies will be treated differently under the Act.

Due to held for sale accounting of MBIA UK as of December 31, 2016, $36 million of deferred tax liabilities has been reported within “Liabilities held for sale” on the Company’s consolidated balance sheet.

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

Treatment of Undistributed Earnings of Certain Foreign Subsidiaries—“Accounting for Income Taxes—Special Areas”

During 2017, the Company sold MBIA UK and reversed any deferred income taxes with respect to the differences in the book and tax basis in the Company’s carrying value of MBIA UK. The Company’s amount of undistributed earnings of certain foreign subsidiaries was not material as of December 31, 2017.

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in UTB and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of December 31, 2017 and 2016, the Company had no UTB.

Federal income tax returns through 2011 have been examined or surveyed.

As of December 31, 2017, the Company’s NOL is approximately $2.8 billion. The NOL will expire between tax years 2031 through 2037. As of December 31, 2017, the Company has a foreign tax credit carryforward of $62 million, which will expire between tax years 2019 through 2027. As of December 31, 2017, the Company has an alternative minimum tax (“AMT”) credit carryforward of $30 million, which does not expire. As a result of tax reform, AMT credits are now fully refundable no later than 2022. The AMT credit has been reclassed out of the deferred tax asset and into other assets as the AMT credits are now a receivable.

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

U.S. Public Finance Insurance

The Company’s U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, U.S. public finance insured obligations when due. The obligations are not subject to acceleration, except that National may have the right, at its discretion, to accelerate insured obligations upon default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utilities, airports, health care institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams.

Corporate

The Company’s corporate segment consists of general corporate activities, including providing support services to MBIA Inc.’s subsidiaries as well as asset and capital management. Support services are provided by the Company’s service company, MBIA Services Corporation, and include, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. Capital management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiaries, MBIA Global Funding, LLC (“GFL”) and MBIA Investment Management Corp. (“IMC”). MBIA Inc. issued debt to finance the operations of the MBIA group. GFL raised funds through the issuance of MTNs with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. The Company has ceased issuing new MTNs and investment agreements and the outstanding liability balances and corresponding asset balances have declined over time as liabilities matured, terminated or were called or repurchased. All of the debt within the corporate segment is managed collectively and is serviced by available liquidity.

International and Structured Finance Insurance

The Company’s international and structured finance insurance segment is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, non-U.S. public finance and global structured finance insured obligations when due, or in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise. MBIA Corp. insures the investment contracts written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. MBIA Corp. insures debt obligations of the following affiliates:

•	MBIA Inc.;

•	GFL;

•	IMC; and

•	LaCrosse Financial Products, LLC, a wholly-owned affiliate, to which MBIA Insurance Corporation has written insurance policies guaranteeing the obligations under CDS. Certain policies cover payments potentially due under CDS, including termination payments that may become due in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS or derivatives contracts by the insured counterparty or by the guarantor.

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

Segments Results

The following tables provide the Company’s segment results for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$262	$30	$78	$—		$370
Net change in fair value of insured derivatives	—	—	(51)	—		(51)
Net gains (losses) on financial instruments at fair value and foreign exchange	25	(32)	(17)	—		(24)
Net investment losses related to other-than-temporary impairments	(106)	—	—	—		(106)
Net gains (losses) on extinguishment of debt	—	28	—	—		28
Other net realized gains (losses)	(4)	(4)	39	—		31
Revenues of consolidated VIEs	—	—	185	—		185
Inter-segment revenues(2)	23	60	44	(127)		—

Total revenues	200	82	278	(127)		433
Losses and loss adjustment	499	—	184	—		683
Operating	36	59	34	—		129
Interest	—	81	116	—		197
Expenses of consolidated VIEs	—	—	85	—		85
Inter-segment expenses(2)	72	11	47	(130)		—

Total expenses	607	151	466	(130)		1,094

Income (loss) before income taxes	(407)	(69)	(188)	3		(661)
Provision (benefit) for income taxes	(152)	556	1,143	(603)		944

Net income (loss)	$(255)	$(625)	$(1,331)	$606		$(1,605)

Identifiable assets	$4,582	$1,312	$5,404	$(2,203)	(3)	$9,095

(1)—Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2)—Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3)—Consists of intercompany reinsurance balances and repurchase agreements.

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

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
In millions	2017	2016	2015
Total premiums earned:
United States	$169	$238	$310
United Kingdom	2	27	30
Europe (excluding United Kingdom)	1	4	4
Internationally diversified	1	3	3
Other Americas	25	26	29
Asia	1	2	3
Other	3	4	6

Total	$202	$304	$385

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force

The Company guarantees the payment of principal of, and interest or other amounts owing on, municipal, asset-backed, mortgage-backed and other non-municipal securities including CDS contracts. The Company’s insurance in force represents the aggregate amount of the insured principal of, and interest or other amounts owing on, insured obligations. The Company’s ultimate exposure to credit loss in the event of nonperformance by the issuer of the insured obligation is represented by the insurance in force in the tables that follow.

The financial guarantees issued by the Company provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due. The obligations are generally not subject to acceleration, except in the event the Company has the right, at its discretion, to accelerate insured obligations upon default or otherwise. Payments to be made by the issuer on the bonds or notes may be backed by a pledge of revenues, reserve funds, letters of credit, investment contracts or collateral in the form of mortgages or other assets. The right to such funds or collateral would typically become National’s or MBIA Corp.’s upon the payment of a claim by either National or MBIA Corp.

As of December 31, 2017, insurance in force, which represents principal and interest or other amounts owing on insured obligations, had an expected maturity range of 1 to 40 years. The distribution of MBIA Corp.’s and National’s combined insurance in force by geographic location, excluding financial obligations guaranteed by MBIA Corp. on behalf of affiliated companies, is presented in the following table:

	As of December 31,
$ in billions	2017		2016
Geographic Location	Insurance in Force	% of Insurance in Force	Insurance in Force	% of Insurance in Force
California	$30.3	19.6%	$42.7	18.1%
Illinois	13.1	8.5%	15.4	6.5%
New York	9.3	6.0%	16.6	7.0%
Puerto Rico	8.2	5.3%	8.6	3.6%
New Jersey	7.6	4.9%	11.5	4.9%
Texas	6.1	3.9%	9.1	3.9%
Hawaii	4.5	2.9%	5.2	2.2%
Virginia	4.2	2.7%	5.2	2.2%
Florida	3.8	2.5%	8.7	3.7%
Oregon	3.6	2.3%	4.2	1.8%

Subtotal	90.7	58.6%	127.2	53.9%
Nationally Diversified	15.7	10.1%	20.4	8.6%
Other states	37.0	23.9%	57.9	24.6%

Total United States	143.4	92.6%	205.5	87.1%

Internationally Diversified	0.4	0.3%	0.5	0.2%
Country specific	11.1	7.1%	29.9	12.7%

Total non-United States	11.5	7.4%	30.4	12.9%

Total	$154.9	100.0%	$235.9	100.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

The insurance in force and insured gross par outstanding by type of bond, excluding financial obligations guaranteed by MBIA Corp. on behalf of affiliated companies, are presented in the following table:

	As of December 31,
$ in billions	2017		2016
Bond type	Insurance in Force	Gross Par Amount	Insurance in Force	Gross Par Amount
Global public finance—United States:
General obligation(1)	$42.8	$22.9	$64.6	$38.3
General obligation—lease	5.1	3.8	12.2	8.7
Municipal utilities	17.7	11.8	26.1	17.4
Tax-backed	26.5	12.4	33.0	16.7
Transportation	15.2	6.9	21.7	11.1
Higher education	3.2	2.1	6.8	4.5
Health care	2.6	1.8	4.2	2.7
Military housing	16.3	7.3	16.8	7.4
Investor-owned utilities(2)	3.1	2.0	3.7	2.3
Municipal housing	0.4	0.3	0.7	0.4
Other (3)	1.1	0.6	1.7	0.9

Total United States	134.0	71.9	191.5	110.4

Global public finance—non-United States:
International utilities	1.7	1.4	10.1	6.5
Sovereign-related and sub-sovereign(4)	3.8	2.7	11.3	7.5
Transportation	4.5	3.6	7.1	5.2
Other(5)	0.2	0.1	0.3	0.2

Total non-United States	10.2	7.8	28.8	19.4

Total global public finance	144.2	79.7	220.3	129.8

Global structured finance:
Collateralized debt obligations(6)	0.5	0.4	2.7	2.6
Mortgage-backed residential	4.7	3.6	6.3	4.7
Mortgage-backed commercial	0.7	0.3	0.7	0.3
Consumer asset-backed	0.9	0.7	1.2	0.9
Corporate asset-backed(7)	3.9	2.3	4.7	2.9

Total global structured finance	10.7	7.3	15.6	11.4

Total	$154.9	$87.0	$235.9	$141.2

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

(5)—Includes municipal owned entities backed by sponsoring local government and tax backed transactions.

(6)—Includes a transaction (represented by structured pools of CRE assets) that does not include typical CDO structuring characteristics, such as tranched credit risk, cash flow waterfalls, or interest and over-collateralization coverage tests.

(7)—As of December 31, 2017, includes structured insurance securitizations of $2.3 billion and $1.1 billion of insurance in force and gross par amount, respectively. As of December 31, 2016, includes structured insurance securitizations of $2.6 billion and $1.3 billion of insurance in force and gross par amount, respectively.

Included in the preceding tables, as of December 31, 2016, were $18.6 billion of insurance in force and $12.0 billion of insured gross par outstanding related to MBIA UK, which was sold to Assured in January of 2017. Refer to “Note 1: Business Developments and Risks and Uncertainties” for a discussion on the sale of MBIA UK.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

Affiliated Financial Obligations Insured by MBIA Corp.

Investment agreement contracts and MTNs issued by the Company’s corporate segment and the Facility issued by the Company’s international and structured finance insurance segment are insured by MBIA Corp. and are not included in the previous tables. If MBIA Inc. or these subsidiaries were to have insufficient assets to pay amounts due, MBIA Corp. would be obligated to make such payments under its insurance policies. As of December 31, 2017, the maximum amount of future payments that MBIA Corp. could be required to make under these guarantees is $2.2 billion. These guarantees, which have a maturity range of 1 to 20 years, were entered into on an arm’s length basis. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover amounts paid under the guarantee.

Reinsured Exposure

Reinsurance enables the Company to cede exposure for purposes of syndicating risk. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. At this time, the Company does not intend to utilize reinsurance to decrease the insured exposure in its portfolio.

MBIA requires certain unauthorized reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. The Company remains liable on a primary basis for all reinsured risk. MBIA believes that its reinsurers remain capable of meeting their obligations, although, there can be no assurance of such in the future.

The aggregate amount of insurance in force ceded by MBIA to reinsurers was $5.1 billion and $7.6 billion as of December 31, 2017 and 2016, respectively. Included in the reinsurance insurance in force as of December 31, 2016 was $267 million related to MBIA UK.

As of December 31, 2017, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $2.7 billion compared with $4.2 billion as of December 31, 2016. As of December 31, 2017, $2.1 billion of the ceded par outstanding was ceded from the Company’s U.S. public finance insurance segment and $593 million was ceded from the Company’s international and structured finance insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. The following table presents information about the Company’s reinsurance agreements as of December 31, 2017 for its U.S. public finance and international and structured finance insurance operations.

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable(1)
Assured Guaranty Re Ltd.	AA	WR(2)	$1,321	$27	$3
	(Stable Outlook)
Assured Guaranty Corp.	AA	A3	1,031	—	3
	(Stable Outlook)	(Stable Outlook)
Overseas Private	AA+	Aaa	281	—	—
Investment Corporation	(Stable Outlook)	(Stable Outlook)
Others	A+ or above	WR(2)	91	3	—

Total			$2,724	$30	$6

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

Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

Premium Summary

The components of financial guarantee net premiums earned, including premiums assumed from and ceded to other companies, are presented in the following table:

	Years Ended December 31,
In millions	2017	2016	2015
Net premiums earned:
Direct	$205	$305	$379
Assumed	2	2	2

Gross	207	307	381
Ceded	(6)	(7)	(9)

Net	$201	$300	$372

For the years ended December 31, 2017 and 2016, payments received for claims related to financial guarantee policies under reinsurance contracts totaled $4 million and $12 million, respectively. Ceding commissions from reinsurance, before deferrals and net of returned ceding commissions, were $1 million for each of the years ended December 31, 2017, 2016, and 2015.

Note 14: Insurance Regulations and Dividends

National and MBIA Insurance Corporation are subject to insurance regulations and supervision of the State of New York (their state of incorporation) and all U.S. and non-U.S. jurisdictions in which they are licensed to conduct insurance business. In order to maintain their New York State financial guarantee insurance license, National and MBIA Insurance Corporation are required to maintain a minimum of $65 million of policyholders’ surplus. MBIA Mexico is regulated by the Comisión Nacional de Seguros y Fianzas in Mexico. The extent of insurance regulation and supervision varies by jurisdiction, but New York and most other jurisdictions have laws and regulations prescribing minimum standards of solvency and business conduct, which must be maintained by insurance companies. Among other things, these laws prescribe permitted classes and concentrations of investments and limit both the aggregate and individual securities risks that National and MBIA Insurance Corporation may insure on a net basis based on the type of obligations insured. In addition, some insurance laws and regulations require the approval or filing of policy forms and rates. National and MBIA Insurance Corporation are required to file detailed annual financial statements with the NYSDFS. The operations and accounts of National and MBIA Insurance Corporation are subject to examination by regulatory agencies at regular intervals.

Statutory Capital and Regulations

National

For the years ended December 31, 2017 and 2016, National had a statutory net loss of $321 million and statutory net income of $192 million, respectively. As of December 31, 2017, National’s statutory capital was $2.8 billion, consisting of policyholders’ surplus of $2.2 billion and contingency reserves of $594 million. As of December 31, 2016, National had statutory capital of $3.5 billion.

MBIA Insurance Corporation

As of December 31, 2017, MBIA Insurance Corporation’s statutory capital was $464 million, consisting of policyholders’ surplus of $237 million and contingency reserve of $227 million. As of December 31, 2016, MBIA Insurance Corporation had statutory capital of $492 million.

As of December 31, 2017 and 2016, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If new overages occur with respect to its single risk limits, MBIA Insurance Corporation will report them to the NYSDFS.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Insurance Regulations and Dividends (continued)

Under NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves, and 50% of its loss reserves and unearned premium reserves, in certain qualifying assets. As of December 31, 2017, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. Not having enough qualifying assets to support its contingency reserves limits the amount of earned surplus that might otherwise be available for the payment of dividends. Reductions in the contingency reserve may be recognized based on excess reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS.

Under NYIL, MBIA Insurance Corporation is required to maintain admitted assets greater than the aggregate amount of liabilities and outstanding capital stock. As of December 31,2017, MBIA Insurance Corporation’s admitted assets did not exceed the aggregate amount of its liabilities and outstanding capital stock. If MBIA Insurance Corporation is not in compliance with the above mentioned requirements, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.

Results of operations for MBIA Insurance Corporation determined in accordance with statutory accounting practices for the years ended December 31, 2017 and 2016 were statutory net income of $107 million and a statutory net loss of $323 million, respectively. For the year ended December 31, 2016, MBIA Insurance Corporation recorded a loss of $114 million to adjust the carrying value of MBIA UK to its estimated fair value less costs to sell. In addition, MBIA Insurance Corporation’s policyholders’ surplus was negatively impacted as of December 31, 2016 by $112 million, as it was not permitted to treat the portion of its investment in subsidiaries in excess of 60% of net admitted assets less the par value of common and preferred stock and liabilities as an admitted asset, as required under NYIL. MBIA Insurance Corporation’s policyholders’ surplus as of December 31, 2017 and 2016 included negative unassigned surplus of $1.8 billion. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred.

Dividends

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

In 2017 and 2016, National declared and paid dividends of $118 million to its ultimate parent, MBIA Inc.

In 2017, MBIA Insurance Corporation did not declare or pay any dividends to MBIA Inc. or the holders of its preferred stock. MBIA Insurance Corporation is currently unable to pay dividends, including those related to its preferred stock, as a result of its earned surplus deficit as of December 31, 2017 and is not expected to have any statutory capacity to pay any dividends in the near term. In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excess contingency reserves in previous periods, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Pension and Profit Sharing Plans

The Company maintains a qualified non-contributory defined contribution pension plan to which the Company contributes 10% of each eligible employee’s annual compensation. Annual compensation for determining such contributions consists of base salary and bonus, as applicable, up to a maximum of $2 million in 2017. Pension benefits vest over a five-year period with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. The Company funds the annual pension contribution by the following February of each applicable year. Pension expense related to the Company’s qualified pension plan for the years ended December 31, 2017, 2016 and 2015 was $2 million, $1 million, and $3 million, respectively.

The Company also maintains a qualified profit sharing/401(k) plan. The plan is a voluntary contributory plan that allows eligible employees to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute, through payroll deductions, up to 25% of eligible compensation. The Company matches employee contributions up to the first 5% of such compensation. The 401(k) matching contributions are made in the form of cash, whereby participants may direct the Company match to an investment of their choice. The 401(k) matching benefits vest over a five-year period with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. Participants who qualify for distribution may receive a single lump sum, transfer the assets to another qualified plan or individual retirement account, or receive a series of specified installment payments. Profit sharing/401(k) expense related to the Company’s qualified plan for the years ended December 31, 2017, 2016 and 2015 was $1 million, $1 million and $2 million, respectively.

In addition to the above two plans, the Company maintains a non-qualified deferred compensation plan. Contributions to the above qualified plans that exceed limitations established by federal regulations are then contributed to the non-qualified deferred compensation plan. The non-qualified pension expense for the years ended December 31, 2017, 2016 and 2015 was $2 million, $2 million and $1 million, respectively. The non-qualified profit sharing/401(k) expense for each of the years ended December 31, 2017, 2016 and 2015 was $1 million.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Long-term Incentive Plans (continued)

There were 6,207,299 shares available for future grants under the Omnibus Plan as of December 31, 2017.

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

Restricted Stock

The fair value of the restricted shares awarded, net of cancellations, determined on the grant date was $6 million and $5 million for 2017 and 2016, respectively. The amount of unearned compensation, net of estimated forfeitures, was $5 million as of December 31, 2017, which is expected to be recognized as expense over a weighted average period of 2.3 years. Unearned compensation is amortized to expense over the appropriate three to five-year vesting period.

Compensation expense related to the restricted shares, net of estimated forfeitures, was $10 million, $16 million and $20 million for the years ended December 31, 2017, 2016 and 2015, respectively. There was no tax charge related to the restricted share awards during 2017 after consideration of the Company’s valuation allowance. The tax charge related to the restricted share awards during 2016 and 2015 was $1 million and, $2 million respectively.

A summary of the Company’s restricted shares outstanding as of December 31, 2017, 2016 and 2015, and changes during the years ended on those dates, is presented in the following table:

	Restricted Share Activity
	2017		2016		2015
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at beginning of year	3,916,661	$9.3553	4,727,319	$9.9302	6,358,826	$10.0047
Granted	708,529	9.3740	756,381	8.2722	481,636	8.8012
Vested	(1,051,657)	9.9732	(917,039)	13.6196	(2,112,343)	9.8988
Forfeited	(1,180,555)	8.2912	(650,000)	6.2601	(800)	5.0500

Outstanding at end of year	2,392,978	$9.6142	3,916,661	$9.3553	4,727,319	$9.9302

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

During 2017, 2016 and 2015, there were no stock option awards granted. The Company did not expense deferred tax assets during 2017 after consideration of the Company’s valuation allowance. During 2016 and 2015, the Company expensed deferred tax assets of $1 million and $2 million, respectively, related to the stock option awards as a charge through the statements of operations. As of December 31, 2017, there was no remaining unrecognized compensation cost and all stock options had vested.

There were no stock options outstanding as of December 31, 2017. A summary of the Company’s stock options outstanding as of December 31, 2017, 2016 and 2015, and changes during the years ended on those dates, is presented in the following tables:

	2017		2016		2015
Options	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at beginning of year	237,800	$14.6689	2,325,300	$6.3703	2,548,000	$10.9888
Exercised	(200,000)	5.0500	(2,050,000)	4.4722	—	—
Expired or forfeited	(37,800)	65.5624	(37,500)	57.5100	(222,700)	59.2118

Outstanding at end of year	—	$—	237,800	$14.6689	2,325,300	$6.3703

Exercisable at end of year	—	$—	237,800	$14.6689	2,325,300	$6.3703

Performance Based Awards

During 2017, the Company granted 65,287 restricted shares to certain key employees which have a vesting schedule dependent on the achievement of certain stock price targets of the Company and 127,001 restricted shares to certain key employees which have a vesting schedule dependent on the achievement of certain internal performance conditions of the Company. The grants and corresponding compensation expense have been included in the above restricted stock disclosures. As permitted by the accounting guidance for share-based payments, the Company estimates the fair value of awards that contain market performance conditions at the date of grant using a binomial lattice model with a Monte Carlo simulation and recognizes compensation cost over the requisite service period. The binomial lattice model can better incorporate assumptions about a stock price path because the model can accommodate a large number of potential stock prices over the award’s term in comparison to the Black-Scholes model. The Company estimates the fair value of awards that contain internal performance conditions at the date of grant and recognizes compensation cost over the requisite service period if it is probable that the internal performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period and the final compensation cost associated with awards dependent on the achievement of certain internal performance conditions will reflect only those awards that ultimately vest.

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

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016, and 2015:

	Years Ended December 31,
In millions except per share amounts	2017	2016	2015
Basic earnings per share:
Net income (loss)	$(1,605)	$(338)	$180
Less: undistributed earnings allocated to participating securities	—	—	6

Net income (loss) available to common shareholders	(1,605)	(338)	174

Basic weighted average shares(1)	118.9	133.0	163.9
Net income (loss) per basic common share	$(13.50)	$(2.54)	$1.06

Diluted earnings per share:
Net income (loss)	$(1,605)	$(338)	$180
Less: undistributed earnings allocated to participating securities	—	—	6

Net income (loss) available to common shareholders	(1,605)	(338)	174

Basic weighted average shares(1)	118.9	133.0	163.9
Effect of common stock equivalents:
Stock options	—	—	1.0

Diluted weighted average shares	118.9	133.0	164.9

Net income (loss) per diluted common share	$(13.50)	$(2.54)	$1.06

Potentially dilutive securities excluded from the diluted EPS because of antidilutive affect	14.1	16.5	18.0

(1) Includes 0.3 million, 0.9 million and 0.6 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the years ended December 31, 2017, 2016 and 2015, respectively.

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

In the fourth quarter of 2014, the Company’s Board of Directors authorized the repurchase of common stock up to $200 million under a new share repurchase program. On July 29, 2015, the Company’s Board of Directors authorized the repurchase by the Company or National of up to $100 million of its outstanding shares under a new share repurchase program, which superseded and terminated the prior fourth quarter 2014 authorization. The prior authorization had approximately $61 million of unused capacity at the time it was terminated. On October 28, 2015, the Company’s Board of Directors authorized the repurchase by the Company or National of up to $100 million of its outstanding common stock under a new share repurchase program, as the Company’s July 29, 2015 authorization was fully exhausted. During 2016, the Company exhausted any remaining capacity under the October 28, 2015 repurchase program.

On February 23, 2016, the Company’s Board of Directors authorized the repurchase by the Company or National of up to $100 million of its outstanding shares under a new share repurchase authorization. On June 27, 2017, the Company’s Board of Directors approved a new share repurchase authorization for the Company or National to repurchase up to $250 million of the Company’s outstanding common shares. This new program replaced approximately $13 million remaining under the Board’s February 23, 2016 authorization. During 2017, the Company exhausted any remaining capacity under the June 27, 2017 authorization. On November 3, 2017, the Company’s Board of Directors approved a new share repurchase authorization for the Company or National to repurchase up to $250 million of the Company’s outstanding common shares. As of December 31, 2017, $250 million remained available under the November 3, 2017 program.

The following table provides information about the Company’s or National’s share repurchases for the years ended December 31, 2017, 2016 and 2015:

In millions, except per share amounts	2017	2016	2015
Number of shares repurchased	43.0	16.6	39.9
Average price paid per share	$7.55	$6.37	$7.60
Remaining authorization as of December 31	$250	$88	$94

During 2017 and 2016, 490,557 and 419,806 shares, respectively, were purchased by the Company for settling awards under the Company’s long-term incentive plans.

Stock Warrants

In May of 2013, MBIA Inc. issued Blue Ridge Investments LLC (“Blue Ridge”), an affiliate of Bank of America, a five-year warrant to purchase 9.94 million shares of MBIA Inc. common stock at an exercise price of $9.59 per share. In March of 2017, Blue Ridge transferred the warrant to Highbridge International LLC (“Highbridge”).

In August of 2013, pursuant to the anti-dilution provisions of warrants issued by MBIA to Warburg Pincus LLC (“Warburg”) in 2008, MBIA issued Warburg a five-year warrant to purchase 1.91 million shares of MBIA common stock at an exercise price of $9.59 per share, which was transferred to Highbridge in April of 2016.

Stock warrants are recorded as liabilities and reported within “Other liabilities” on the consolidated balance sheets due to terms and conditions in the agreements that could require net cash settlement. As of December 31, 2017 and 2016, the fair value of the warrants was $6 million and $33 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18: Common and Preferred Stock (continued)

Preferred Stock

As of December 31, 2017, MBIA Insurance Corporation had 2,759 shares of preferred stock issued and outstanding with a carrying value of $28 million, including 1,444 shares held by MBIA Inc. that were purchased at a weighted average price of $10,900 per share or 10.9% of face value and 1,315 shares held by unaffiliated investors. During 2017, MBIA Inc. did not repurchase any additional shares.

In accordance with MBIA’s fixed-rate election, the dividend rate on the preferred stock was determined using a fixed-rate equivalent of LIBOR plus 200 basis points. Each share of preferred stock has a par value of $1,000 with a liquidation preference of $100,000. The holders of the preferred stock are generally not entitled to any voting rights. Subject to certain requirements, the preferred stock may be redeemed, in whole or in part, at the option of MBIA Corp. at any time or from time to time for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon at the date of redemption for the then current dividend period and any previously accumulated dividends payable without interest on such unpaid dividends. As of December 31, 2017 and 2016, there were no dividends declared on the preferred stock. Payment of dividends on MBIA Corp.’s preferred stock is subject to the same restrictions that apply to dividends on common stock under NYIL.

Note 19: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the years ended December 31, 2017, 2016 and 2015:

	Unrealized
	Gains (Losses)
	on AFS	Foreign Currency
In millions	Securities, Net	Translation, Net	Total
Balance, January 1, 2015	$34	$(13)	$21
Other comprehensive income (loss) before reclassifications	(55)	(26)	(81)
Amounts reclassified from AOCI	(1)	—	(1)

Net period other comprehensive income (loss)	(56)	(26)	(82)
Balance, December 31, 2015	(22)	(39)	(61)

Other comprehensive income (loss) before reclassifications	27	(95)	(68)
Amounts reclassified from AOCI	1	—	1

Net period other comprehensive income (loss)	28	(95)	(67)
Balance, December 31, 2016	6	(134)	(128)

Other comprehensive income (loss) before reclassifications	(24)	125	101	(1)
Amounts reclassified from AOCI	8	—	8

Net period other comprehensive income (loss)	(16)	125	109

Balance, December 31, 2017	$(10)	$(9)	$(19)

(1)—Includes items included in the Company’s loss calculation to adjust the carrying value of MBIA UK to its fair value less costs to sell for the year ended December 31, 2016. The sale was completed in January of 2017 and as such, these amounts included in AOCI were reversed and included in the Sale Transaction.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19: Accumulated Other Comprehensive Income (continued)

The following table presents the details of the reclassifications from AOCI for the years ended December 31, 2017, 2016 and 2015:

In millions	Amounts Reclassified from AOCI Years Ended December 31,
Details about AOCI Components	2017	2016	2015	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gain (loss) on sale of securities	$3	$7	$11	Net gains (losses) on financial instruments at fair value and foreign exchange
OTTI	(7)	(4)	(4)	Net investment losses related to OTTI
Amortization on securities	(5)	(6)	(4)	Net investment income

	(9)	(3)	3	Income (loss) before income taxes
	(1)	(2)	2	Provision (benefit) for income taxes

Total reclassifications for the period	$(8)	$(1)	$1	Net income (loss)

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

Litigation

MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.; Index No. 603751/2009 (N.Y. Sup. Ct., N.Y. County)

On December 14, 2009, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Credit Suisse Securities (USA) LLC, DLJ Mortgage Capital, Inc. and Select Portfolio Servicing Inc. (collectively, “Credit Suisse”). The complaint seeks damages for fraud and breach of contractual obligations in connection with the procurement of financial guarantee insurance on the Home Equity Mortgage Trust Series 2007-2 securitization. On January 30, 2013, MBIA Corp. filed an amended complaint. The amended complaint alleges, among other claims, that Credit Suisse falsely represented: (i) the attributes of the securitized loans; (ii) that the loans complied with the governing underwriting guidelines; and (iii) that Credit Suisse had conducted extensive due diligence on and quality control reviews of the securitized loans to ensure compliance with the underwriting guidelines. The complaint further alleges that the defendants breached their contractual obligations to cure or repurchase loans found to be in breach of the representations and warranties applicable thereto and denied MBIA the requisite access to all records and documents regarding the securitized loans. On March 31, 2017, the court granted in part and denied in part the parties’ summary judgment motions, including granting Credit Suisse’s request to dismiss MBIA‘s fraud claim. Oral argument before the Appellate Division of the Supreme Court, First Judicial Department on the parties’ cross-appeals from the court’s March 31, 2017 decision and order on the parties’ summary judgment motions took place on October 24, 2017 and a decision is pending.

MBIA Insurance Corp. v. J.P. Morgan Securities LLC (f/k/a Bear, Stearns & Co. Inc.); Index No. 64676/2012 (N.Y. Sup. Ct., County of Westchester)

On September 14, 2012, MBIA Corp. filed a complaint alleging fraud against J.P. Morgan Securities LLC (f/k/a Bear, Stearns & Co. Inc.) relating to Bear, Stearns & Co. Inc.’s role as lead securities underwriter on the GMAC Mortgage Corporation Home Equity Loan Trust 2006-HE4. On June 6, 2017, the parties filed a stipulation acknowledging that they had resolved the claims in litigation and dismissing the action with prejudice.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Commitments and Contingencies (continued)

Ambac Bond Insurance Coverage Cases, Coordinated Proceeding Case No. JCCP 4555 (Super. Ct. of Cal., County of San Francisco)

On July 23, 2008, the City of Los Angeles filed a complaint in the Superior Court of the State of California, County of Los Angeles, against a number of financial guarantee insurers, including MBIA. At the same time and subsequently, additional complaints were filed by other municipal entities and quasi-municipal entities. These cases are part of a coordination proceeding in Superior Court, San Francisco County, before Judge Curtis E. A. Karnow. In August of 2011, the plaintiffs filed amended versions of their respective complaints. The claims allege violation of California’s antitrust laws through maintaining a dual credit rating scale that misstated the credit default risk of certain issuers, thereby creating market demand for bond insurance. The plaintiffs also allege that the individual bond insurers participated in risky financial transactions in other lines of business that damaged each bond insurer’s financial condition, and failure to adequately disclose the impact of those transactions on their financial condition. The non-municipal plaintiffs also allege a California unfair competition cause of action. On December 11, 2017, the parties reached a settlement of the litigation, which is expected to be finalized in the first half of 2018, at which point the matter will be dismissed with prejudice.

Lynn Tilton and Patriarch Partners XV, LLC v. MBIA Inc. and MBIA Insurance Corp. v.; Index No.68880/2015 (N.Y. Sup. Ct., County of Westchester)

On November 2, 2015, Lynn Tilton and Patriarch Partners XV, LLC filed a complaint in New York State Supreme Court, Westchester County, against MBIA Inc. and MBIA Corp., alleging fraudulent inducement and related claims arising from purported promises made in connection with insurance policies issued by MBIA Corp. on certain collateralized loan obligations managed by Ms. Tilton and affiliated Patriarch entities, and seeking damages. The plaintiffs filed an amended complaint on January 15, 2016. On January 17, 2017, MBIA filed its answer. Discovery concluded in October 2017 and a Trial Readiness Conference was held on November 3, 2017, at which the Court set a schedule for the briefing of summary judgment motions, which was completed as of February 1, 2018 and a decision on which is now pending. On January 8, 2018, Justice Gretchen Walsh was assigned to the case.

National Public Finance Guarantee Corporation v. Padilla, Civ. No. 16-cv-2101 (D.P.R. June 15, 2016) (Besosa J.)

On June 15, 2016, National filed a complaint in federal court in Puerto Rico challenging the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act (Law 21-2016 or the “Moratorium Act”) as unconstitutional under the United States Constitution. On June 22, 2016, National filed a motion for partial summary judgment on its claim that the Moratorium Act is preempted by the federal Bankruptcy Code. On July 7, 2016, the Puerto Rico defendants filed a motion to stay the case pursuant to the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), which was granted by the Court in August of 2016. The defendants filed their answer to the complaint on July 26, 2016. On November 15, 2016, the District Court denied National’s motion to lift the stay on litigation pursuant to PROMESA. On January 30, 2017, the District Court denied without prejudice National’s partial motion for a summary judgment. On January 11, 2017, the U.S. Court of Appeals for the First Circuit affirmed the denial of a separate plaintiff’s motion to lift the PROMESA stay in a related action challenging the Moratorium Act. Accordingly, the case remained stayed through May 1, 2017, at which time the PROMESA stay expired. However, on May 3, 2017, Puerto Rico filed a Title III petition under PROMESA, thereby staying this dispute under Title III of PROMESA. On August 1, 2017, the District Court dismissed the case with prejudice. On August 28, 2017, National filed a motion for reconsideration.

Assured Guaranty Corp. et al. v. Commonwealth of Puerto Rico et al., Case No. 3:17-cv-01578 (D.P.R. May 3, 2017) (Swain, J.)

On May 3, 2017, the Financial Oversight and Management Board filed a petition under Title III of PROMESA to adjust the debts of Puerto Rico. On the same day, National, together with Assured Guaranty Corp. and Assured Guaranty Municipal Corp., f/k/a Financial Security Assurance Inc., filed an adversary complaint in the case commenced by the Title III filing, alleging that the Fiscal Plan and the Fiscal Plan Compliance Act, signed into law by the Governor of Puerto Rico on April 29, 2017, violate PROMESA and the United States Constitution. On October 6, 2017, National, together with the other plaintiffs in the filing, voluntarily dismissed the complaint without prejudice.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Commitments and Contingencies (continued)

The Bank of New York Mellon v. Puerto Rico Sales Tax Financing Corporation, et al., Case No. 17-133-LTS (D.P.R. May 16, 2017) (Swain, J.)

On May 16, 2017, the Bank of New York Mellon, as trustee for COFINA, filed an adversary complaint seeking an interpleader and declaratory relief relating to conflicting directions from multiple stakeholders regarding alleged events of default. National has intervened in this matter. Given the complexity of the issues, the judge granted Bank of New York’s interpleader request ordering a freeze on disbursements to all bondholders and temporarily setting aside the funds until the dispute can be resolved between the parties. Under a scheduling order, discovery is underway and motions for summary judgment and opening briefs were filed on February 21, 2018.

Assured Guaranty Corp. et al. v. Commonwealth of Puerto Rico et al., Case No. 17 BK 3567-LTS (D.P.R. June 3, 2017) (Swain, J.)

On May 21, 2017, the Oversight Board filed a petition under Title III of PROMESA to adjust the debts for the Puerto Rico Highways & Transportation Authority (“PRHTA”). On June 3, 2017, National, together with Assured Guaranty Corp. and Assured Guaranty Municipal Corp. and Financial Guaranty Insurance Company, filed an adversary complaint PRHTA Title III case, alleging that the Commonwealth and PRHTA are unlawfully diverting pledged special revenues from the payment of certain PRHTA bonds to the Commonwealth’s General Fund. Motions to dismiss were filed on June 28, 2017, and oral arguments were heard on November 21, 2017. On January 30, 2018, the court granted the Commonwealth defendants’ motion to dismiss the PRHTA-related adversary complaint. On February 9, 2018, National, together with Assured, Assured Guaranty Municipal Corp. and Financial Guaranty Insurance Company filed their notice of appeal of the motions to dismiss to the United States Court of Appeals for the First Circuit.

National Public Finance Guarantee Corp. et al. v. The Financial Oversight and Mgmt. Bd. et al., Case No. 3:17-cv-01882 (D.P.R. June 26, 2017) (Besosa, J.)

On June 26, 2017, National, together with Assured Guaranty Corp. and Assured Guaranty Municipal Corp., filed a complaint against the Oversight Board, its chairman and certain of its members seeking declaratory, injunctive and mandamus relief requiring the Oversight Board to comply with certain of its obligations under PROMESA. On July 17, 2017, the plaintiffs filed an amended complaint against the Oversight Board, its chairman, and certain of its members in their official and individual capacities, seeking declaratory relief under PROMESA and asserting a claim for nominal damages against the individual defendants for tortious interference with the PREPA Restructuring Support Agreement. By order of the Court date August 7, 2017, the litigation was stayed.

National Public Finance Guarantee Corp. et al. v. The Financial Oversight and Mgmt. Bd. et al., Case No. 17 BK-04780 (D.P.R. August 7, 2017)

On August 7, 2017, National, together with Assured Guaranty Corp., Assured Guaranty Municipal Corp., the Ad Hoc Group of PREPA Bondholders, and Syncora Guarantee Inc. filed an adversary complaint under Title III of PROMESA against PREPA, the Financial Oversight and Management Board for Puerto Rico, Puerto Rico Fiscal Agency and Financial Advisory Authority, et al to enforce Plaintiffs’ contractual interest and constitutional right to revenues that PREPA pledged to bondholders but has thus far refused to turn over. Plaintiffs seek a declaration that Defendants have violated sections 922(d) and 928(a) of the Bankruptcy Code, and that efforts to compel Defendants to apply such revenues to pay for debt service on the Bonds are not stayed as provided under section 922(d) of the Bankruptcy Code. Plaintiffs also seek a declaration that, pursuant to sections 922(d) and 928 of the Bankruptcy Code as incorporated into PROMESA, PREPA is only authorized to use Revenues to pay for current operating expenses in the current time period, not for future expenses that may be deferred to or payable at a later date. In addition to declaratory relief, Plaintiffs also seek injunctive relief prohibiting Defendants from taking or causing to be taken any action that would further violate sections 922(d) and 928(a) of the Bankruptcy Code and ordering Defendants to remit Revenues for the uninterrupted and timely payment of debt service on the Bonds in accordance with sections 922(d) and 928(a) of the Bankruptcy Code. On October 13, 2017, National, together with the other plaintiffs in the filing, voluntarily dismissed without prejudice the above referenced adversary complaint.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Commitments and Contingencies (continued)

The Official Committee of Unsecured Creditors of the Commonwealth of Puerto Rico, as agent of the Commonwealth of Puerto Rico v. Bettina Whyte, as agent of the Puerto Rico Sales Tax Financing Corporation, Adv. Proc. No. 17-257-LTS in Case No. 17 BK 3283-LTS (D.P.R. Sept. 8, 2017)

On August 10, 2017, the Court approved and entered a Stipulation and Order Approving Procedure to Resolve Commonwealth-COFINA Dispute in the PROMESA Title III proceeding relating to whether sales and use taxes purportedly pledged by COFINA to secure debt are property of the Commonwealth or COFINA under applicable law. On November 16, 2017, National intervened as a Defendant in the adversary proceeding and filed its answer, affirmative defenses, and counterclaims. On December 21, 2017, the Court issued an order, which, inter alia, dismissed without prejudice, certain claims of the intervenors that exceeded the scope of the Commonwealth-COFINA dispute including certain of National’s counterclaims. National’s first counterclaim which seeks a declaratory judgment that the COFINA statutes are constitutional remains a part of this litigation. On January 13, 2018, the Court permitted the Commonwealth Agent to file a second amended complaint. National’s answer was filed on January 30, 2018.

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

Lease Commitments

The Company has a lease agreement for its headquarters in Purchase, New York as well as other immaterial leases for offices in New York, New York and San Francisco, California. The Purchase, New York initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense has been recognized on a straight-line basis since the second quarter of 2014. As of December 31, 2017, total future minimum lease payments remaining on this lease were $36 million.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2017.

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

Management has assessed the effectiveness of MBIA Inc. internal control over financial reporting as of December 31, 2017. In making its assessment, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements and Supplementary Data.”

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors will be set forth under “Proposals for Shareholder Approval Recommended by the Board—Proposal 1: Election of Directors” and “Board of Directors Corporate Governance—The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed within 120 days of the end of our fiscal year ended December 31, 2017 (the “Proxy Statement”) and is incorporated by reference.

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

The following table provides information as of December 31, 2017, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans refer to “Note 16: Long-term Incentive Plans” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders	162,611	$13.25	6,376,068
Equity compensation plans not approved by security holders	—	—	—

Total	162,611	$13.25	6,376,068

(1)—Represents phantom shares granted under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors.

(2)—Includes 6,207,299 shares of common stock available for future grants under the MBIA Inc. 2005 Omnibus Incentive Plan and 168,769 shares of common stock available for future grants under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors.

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

(a) Financial Statements and Financial Statement Schedules and Exhibits

1. Financial Statements

The following financial statements of MBIA Inc. have been included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated balance sheets as of December 31, 2017 and 2016.

Consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015.

Consolidated statements of comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015.

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2017, 2016 and 2015.

Consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015.

Notes to consolidated financial statements.

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this report.

Schedule	Title
I.	Summary of investments, other than investments in related parties, as of December 31, 2017.
II.	Condensed financial information of Registrant:

Condensed balance sheets as of December 31, 2017 and 2016.

Condensed statements of operations for the years ended December 31, 2017, 2016 and 2015.

Condensed statements of cash flows for the years ended December 31, 2017, 2016 and 2015.

Notes to condensed financial statements.

IV.	Reinsurance for the years ended December 31, 2017, 2016 and 2015.

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

3.2. By-Laws as Amended as of July 14, 2009, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 16, 2009, as Amended as of July 27, 2017, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 31, 2017.

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

4.16. Intercreditor Agreement dated as of January  10, 2017 amongst Wilmington Savings Fund Society, FSB as Trustee MZ Funding LLC and MBIA Insurance Corp. as Insurer, incorporated by reference to Exhibit 99.10 to the Company’s Current Report on Form 8-K filed on January 10, 2017.

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

10.3. Key Employee Employment Protection Plan, amended as of February  27, 2007, incorporated by reference to Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as further amended by Amendment No.  2, effective February 22, 2010, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Item 15. Exhibits, Financial Statement Schedules (continued)

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

10.10 Restricted Stock Award Agreement between MBIA Inc. and Joseph W. Brown, dated as of March 17, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014.

10.11 Amended Restricted Stock Award Agreement between MBIA Inc. and Joseph W. Brown, dated as of March 2, 2015, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

101. Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBIA Inc. (Registrant)

Dated: March 1, 2018	By	/s/ William C. Fallon
	Name:	William C. Fallon
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Fallon William C. Fallon	Director and Chief Executive Officer	March 1, 2018

/s/ Anthony McKiernan Anthony McKiernan	Chief Financial Officer	March 1, 2018

/s/ Joseph R. Schachinger Joseph R. Schachinger	Assistant Vice President and Controller (Chief Accounting Officer)	March 1, 2018

/s/ Charles R. Rinehart Charles R. Rinehart	Chairman and Director	March 1, 2018

/s/ Francis Y. Chin Francis Y. Chin	Director	March 1, 2018

/s/ Steven J. Gilbert Steven J. Gilbert	Director	March 1, 2018

/s/ Theodore Shasta Theodore Shasta	Director	March 1, 2018

/s/ Richard C. Vaughan Richard C. Vaughan	Director	March 1, 2018

SCHEDULE I

MBIA INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2017

(In millions)

	December 31, 2017
Type of investment	Cost	Fair Value	Amount at which shown in the balance sheet
Available-for-sale:
U.S. Treasury and government agency	$985	$1,014	$1,014
State and municipal bonds	840	857	857
Foreign governments	4	4	4
Corporate obligations	1,173	1,117	1,117
Mortgage-backed securities:
Residential mortgage-backed agency	365	362	362
Residential mortgage-backed non-agency	35	32	32
Commercial mortgage-backed	66	66	66
Asset-backed securities:
Collateralized debt obligations	116	116	116
Other asset-backed	175	175	175

Total long-term available-for-sale	3,759	3,743	3,743
Short-term available-for-sale	676	676	676
Equity available-for-sale	3	4	4

Total available-for-sale	4,438	4,423	4,423
Investments at fair value	223	230	230
Other investments	2	2	2

Total investments	$4,663	$4,655	$4,655

Assets of consolidated variable interest entities:
Investments at fair value	157	182	182
Held-to-maturity:
Corporate obligations	890	916	890
Loans receivable	1,085	1,679	1,679

Total investments of consolidated variable interest entities	$2,132	$2,777	$2,751

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

(In millions except share and per share amounts)

	December 31, 2017	December 31, 2016
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $590 and $687)	$639	$725
Investments carried at fair value	8	6
Investments pledged as collateral, at fair value (amortized cost $155 and $242)	148	233
Short-term investments held as available-for-sale, at fair value (amortized cost $283 and $278)	283	278
Other investments	1	2

Total investments	1,079	1,244
Cash and cash equivalents	10	13
Investment in wholly-owned subsidiaries	2,290	3,673
Deferred income taxes, net	—	1,003
Other assets	144	107

Total assets	$3,523	$6,040

Liabilities and Shareholders’ Equity

Liabilities:
Investment agreements	$301	$361
Long-term debt	576	576
Affiliate loans payable	772	901
Income taxes payable	237	696
Other liabilities	224	279

Total liabilities	2,110	2,813

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—283,717,973 and 283,989,999	284	284
Additional paid-in capital	3,171	3,160
Retained earnings	1,095	2,700
Accumulated other comprehensive income (loss), net of tax	(19)	(128)
Treasury stock, at cost—192,233,526 and 148,789,168 shares	(3,118)	(2,789)

Total shareholders’ equity of MBIA Inc.	1,413	3,227

Total liabilities and shareholders’ equity	$3,523	$6,040

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(In millions)

	Years ended December 31,
	2017	2016	2015
Revenues:
Net investment income	$35	$29	$35
Net gains (losses) on financial instruments at fair value and foreign exchange	(34)	(13)	59
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	—	(1)	(3)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	—	—	(1)

Net investment losses related to other-than-temporary impairments	—	(1)	(4)
Net gains (losses) on extinguishment of debt	28	5	—
Other net realized gains (losses)	(3)	(5)	21

Total revenues	26	15	111

Expenses:
Operating	13	16	24
Interest	87	90	95

Total expenses	100	106	119

Gain (loss) before income taxes and equity in earnings of subsidiaries	(74)	(91)	(8)
Provision (benefit) for income taxes	507	(15)	1

Gain (loss) before equity in earnings of subsidiaries	(581)	(76)	(9)
Equity in net income (loss) of subsidiaries	(1,024)	(262)	189

Net income (loss)	$(1,605)	$(338)	$180

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Fees and reimbursements received	$—	$4	$—
Investment income received	141	144	142
Operating expenses paid	(27)	(18)	(24)
Interest paid, net of interest converted to principal	(78)	(84)	(88)
Income taxes (paid) received	26	73	108

Net cash provided (used) by operating activities	62	119	138

Cash flows from investing activities:
Purchases of available-for-sale investments	(164)	(129)	(606)
Sales of available-for-sale investments	172	165	325
Paydowns and maturities of available-for-sale investments	152	90	186
Purchases of investments at fair value	(70)	(57)	(144)
Sales, paydowns and maturities of investments at fair value	71	58	171
Sales, paydowns and maturities (purchases) of short-term investments, net	(34)	1	232
(Payments) proceeds for derivative settlements	(30)	(37)	43
Collateral (to) from counterparty	4	52	(31)
Contributions to subsidiaries, net	(12)	(10)	16
Advances to subsidiaries, net	(3)	—	—
Other investing	—	—	24

Net cash provided (used) by investing activities	86	133	216

Cash flows from financing activities:
Proceeds from investment agreements	15	16	21
Principal paydowns of investment agreements	(81)	(80)	(111)
Proceeds from long-term debt	127	—	—
Principal paydowns of long-term debt	—	—	(11)
Payments for affiliate loans	(156)	(111)	(103)
Purchases of treasury stock	(65)	(108)	(234)
Restricted stock awards settlements	11	8	19

Net cash provided (used) by financing activities	(149)	(275)	(419)

Effect of exchange rates on cash and cash equivalents	(2)	1	—
Net increase (decrease) in cash and cash equivalents	(3)	(22)	(65)
Cash and cash equivalents—beginning of year	13	35	100

Cash and cash equivalents—end of year	$10	$13	$35

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(1,605)	$(338)	$180
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Intercompany accounts receivable	(22)	(8)	(20)
Current income taxes	48	78	109
Equity in earnings of subsidiaries	1,024	262	(189)
Dividends from subsidiaries	118	118	116
Net investment losses related to other-than-temporary impairments	—	1	4
Net (gains) losses on financial instruments at fair value and foreign exchange	34	13	(59)
Other net realized (gains) losses	3	5	(21)
Deferred income tax provision (benefit)	485	(20)	—
(Gains) losses on extinguishment of debt	(28)	(5)	—
Other operating	5	13	18

Total adjustments to net income (loss)	1,667	457	(42)

Net cash provided (used) by operating activities	$62	$119	$138

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

The activities of MBIA Inc. (the “Parent Company”) consist of general corporate activities and funding activities, which principally include holding and managing investments, servicing outstanding corporate debt, investment agreements issued by the Parent Company and its subsidiaries, and posting collateral under investment agreement and derivative contracts.

The Parent Company is subject to the same liquidity risks and uncertainties as described in footnote 1 to the Company’s consolidated financial statements. As of December 31, 2017, the liquidity position of the Parent Company, which included cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds for general corporate purposes, excluding the amount held in escrow under its tax sharing agreement, was $419 million.

During 2017, National purchased from the Parent Company, $129 million principal amount of MBIA Inc. 5.700% Senior Notes due 2034 that were previously repurchased by the Parent Company and had not been retired. The MBIA Inc. 5.700% Senior Notes due 2034 that were purchased by National were eliminated from the Parent Company’s condensed balance sheet.

2. Accounting Policies

The Parent Company carries its investments in subsidiaries under the equity method.

Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes a change in the presentation of cash paid when withholding shares for tax-withholding purposes in “Purchases of treasury stock” on the Parent Company’s condensed statement of cash flows as required under Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718)”. The change in presentation effected “Operating expenses paid”, in operating cash flows and “Purchases of treasury stock”, in financing cash flows, on the Parent Company’s condensed statement of cash flows in prior periods. The reclassifications had no material impact on total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

For a further discussion of significant accounting policies and recent accounting pronouncements, refer to footnotes 2 and 3 to the Company’s consolidated financial statements.

3. Dividends from Subsidiaries

During 2017 and 2016, National Public Finance Guarantee Holdings, Inc. declared and paid a dividend of $118 million to the Parent Company.

During 2015, National Public Finance Guarantee Holdings, Inc. declared and paid a dividend of $114 million to the Parent Company, Trifinium Holdings Limited declared and paid dividends of $1 million to the Parent Company and MBIA Services Corp. declared and paid a dividend of $1 million to the Parent Company.

4. Deferred Tax Asset, Net of Valuation Allowance

The Parent Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized.

The Parent Company considered all available positive and negative evidence as required by generally accepted accounting principles, to estimate if sufficient taxable income will be generated to use its net deferred tax asset. After considering all positive and negative evidence, including the Parent Company’s inability to objectively identify and forecast future sources of taxable income, the Parent Company concluded in the second quarter of 2017 it did not have sufficient positive evidence to support its ability to use its net deferred tax asset before it would expire. Accordingly, the Parent Company established a full valuation allowance against its net deferred tax asset.

For a further discussion of the net deferred tax asset, refer to footnote 11 to the Company’s consolidated financial statements.

5. Obligations under Investment Agreements

Investment agreements, as described in footnote 10 to the Company’s consolidated financial statements, are conducted by both the Parent Company and its wholly-owned subsidiary, MBIA Investment Management Corp.

6. Pledged Collateral

Substantially all of the obligations under investment agreements require the Parent Company to pledge securities as collateral. As of December 31, 2017 and 2016, the fair value of securities pledged as collateral with respect to these investment agreements approximated $350 million and $394 million, respectively. The Parent Company’s collateral as of December 31, 2017, consisted principally of U.S. Treasury and government agency and state and municipal bonds, and was primarily held with major U.S. banks. Additionally, the Parent Company pledged cash and money market securities as collateral under investment agreements in the amount of $6 million as of December 31, 2016.

Under derivative contracts entered into by the Parent Company, collateral postings are required by either the Parent Company or the counterparty when the aggregate market value of derivative contracts entered into with the same counterparty exceeds a predefined threshold. As of December 31, 2017 and 2016, the Parent Company pledged securities with a fair value of $237 million and $276 million, respectively, to derivative counterparties.

7. Affiliate Loans Payable

Affiliate loans payable consists of loans payable to MBIA Global Funding, LLC (“GFL”). GFL raised funds through the issuance of medium-term notes with varying maturities, which were, in turn, guaranteed by MBIA Corp. GFL lent the proceeds of these medium-term note issuances to the Parent Company.

SCHEDULE IV

MBIA INC. AND SUBSIDIARIES

REINSURANCE

Years Ended December 31, 2017, 2016 and 2015

(In millions)

Column A Insurance Premium Written	Column B Direct Amount	Column C Ceded to Others	Column D Assumed From Other Companies	Column E Net Amount	Column F Percentage of Amount Assumed to Net
2017	$(1)	$(1)	$—	$(2)	0%

2016	$37	$1	$—	$36	0%

2015	$11	$1	$—	$10	0%