Form 10-Q
period 2018-03-31
MBIA INC
filed 2018-05-09
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 3, 2018, 90,481,212 shares of Common Stock, par value $1 per share, were outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	March 31, 2018	December 31, 2017
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $3,812 and $3,728)	$3,757	$3,712
Investments carried at fair value	228	200
Investments pledged as collateral, at fair value (amortized cost $34 and $147)	32	148
Short-term investments, at fair value (amortized cost $448 and $589)	448	589
Other investments (includes investments at fair value of $- and $4)	1	6

Total investments	4,466	4,655
Cash and cash equivalents	120	122
Premiums receivable	368	369
Deferred acquisition costs	92	95
Insurance loss recoverable	530	511
Other assets	134	128
Assets of consolidated variable interest entities:
Cash	21	24
Investments held-to-maturity, at amortized cost (fair value $901 and $916)	890	890
Investments carried at fair value	176	182
Loans receivable at fair value	1,662	1,679
Loan repurchase commitments	407	407
Other assets	27	33

Total assets	$8,893	$9,095

Liabilities and Equity
Liabilities:
Unearned premium revenue	$712	$752
Loss and loss adjustment expense reserves	1,006	979
Long-term debt	2,154	2,121
Medium-term notes (includes financial instruments carried at fair value of $146 and $115)	790	765
Investment agreements	330	337
Derivative liabilities	219	262
Other liabilities	162	165
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $1,031 and $1,069)	2,260	2,289

Total liabilities	7,633	7,670

Commitments and contingencies (Refer to Note 13: Commitments and Contingencies)
Equity:
Preferred stock, par value $1 per share; authorized shares--10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares--400,000,000; issued shares--283,569,254 and 283,717,973	284	284
Additional paid-in capital	3,174	3,171
Retained earnings	1,164	1,095
Accumulated other comprehensive income (loss), net of tax of $7 and $16	(241)	(19)
Treasury stock, at cost--194,243,689 and 192,233,526 shares	(3,133)	(3,118)

Total shareholders’ equity of MBIA Inc.	1,248	1,413
Preferred stock of subsidiary	12	12

Total equity	1,260	1,425

Total liabilities and equity	$8,893	$9,095

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Premiums earned:
Scheduled premiums earned	$23	$28
Refunding premiums earned	17	21

Premiums earned (net of ceded premiums of $1 and $1)	40	49
Net investment income	31	52
Fees and reimbursements	6	2
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(19)	(31)
Unrealized gains (losses) on insured derivatives	14	(22)

Net change in fair value of insured derivatives	(5)	(53)
Net gains (losses) on financial instruments at fair value and foreign exchange	(9)	17
Net investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	-	-
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	(1)	(2)

Net investment losses related to other-than-temporary impairments	(1)	(2)
Net gains (losses) on extinguishment of debt	-	8
Other net realized gains (losses)	(1)	3
Revenues of consolidated variable interest entities:
Net investment income	8	6
Net gains (losses) on financial instruments at fair value and foreign exchange	4	(33)
Other net realized gains (losses)	-	28

Total revenues	73	77
Expenses:
Losses and loss adjustment	72	94
Amortization of deferred acquisition costs	4	7
Operating	20	29
Interest	51	48
Expenses of consolidated variable interest entities:
Operating	2	2
Interest	20	17

Total expenses	169	197

Income (loss) before income taxes	(96)	(120)
Provision (benefit) for income taxes	2	(48)

Net income (loss)	$(98)	$(72)

Net income (loss) per common share:
Basic	$(1.12)	$(0.55)
Diluted	$(1.12)	$(0.55)
Weighted average number of common shares outstanding:
Basic	88,131,373	131,402,465
Diluted	88,131,373	131,402,465

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(98)	$(72)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	(43)	(40)
Provision (benefit) for income taxes	5	(6)

Total	(48)	(34)
Reclassification adjustments for (gains) losses included in net income (loss)	(1)	(2)
Provision (benefit) for income taxes	-	(1)

Total	(1)	(1)
Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	6	13
Provision (benefit) for income taxes	-	5

Total	6	8
Reclassification adjustments for (gains) losses included in net income (loss)	1	2
Provision (benefit) for income taxes	-	1

Total	1	1
Foreign currency translation:
Foreign currency translation gains (losses)	1	144
Provision (benefit) for income taxes	-	21

Total	1	123
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	(14)	-

Total other comprehensive income (loss)	(55)	97

Comprehensive income (loss)	$(153)	$25

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Three Months Ended March 31, 2018

(In millions except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’ Equity	Preferred Stock of Subsidiary		Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	of MBIA Inc.	Shares	Amount	Equity
Balance, December 31, 2017	283,717,973	$284	$3,171	$1,095	$(19)	(192,233,526)	$(3,118)	$1,413	1,315	$12	$1,425

ASU 2016-01 transition adjustment	-	-	-	164	(164)	-	-	-	-	-	-
ASU 2018-02 transition adjustment	-	-	-	3	(3)	-	-	-	-	-	-
Net income (loss)	-	-	-	(98)	-	-	-	(98)	-	-	(98)
Other comprehensive income (loss)	-	-	-	-	(55)	-	-	(55)	-	-	(55)
Share-based compensation	(148,719)	-	3	-	-	(48,452)	(1)	2	-	-	2
Treasury shares acquired under share repurchase program	-	-	-	-	-	(1,961,711)	(14)	(14)	-	-	(14)

Balance, March 31, 2018	283,569,254	$284	$3,174	$1,164	$(241)	(194,243,689)	$(3,133)	$1,248	1,315	$12	$1,260

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Premiums, fees and reimbursements received	$10	$9
Investment income received	59	64
Insured derivative commutations and losses paid	(19)	(31)
Financial guarantee losses and loss adjustment expenses paid	(86)	(469)
Proceeds from recoveries and reinsurance	16	44
Operating and employee related expenses paid	(38)	(53)
Interest paid, net of interest converted to principal	(42)	(50)
Income taxes (paid) received	(1)	-

Net cash provided (used) by operating activities	(101)	(486)

Cash flows from investing activities:
Purchases of available-for-sale investments	(819)	(394)
Sales of available-for-sale investments	651	271
Paydowns and maturities of available-for-sale investments	94	169
Purchases of investments at fair value	(53)	(69)
Sales, paydowns and maturities of investments at fair value	57	75
Sales, paydowns and maturities (purchases) of short-term investments, net	222	206
Paydowns and maturities of loans receivable	48	70
Consolidation of variable interest entities	-	18
(Payments) proceeds for derivative settlements	(9)	(7)
Collateral (to) from counterparties	-	(5)
Other investing	-	(23)

Net cash provided (used) by investing activities	191	311

Cash flows from financing activities:
Proceeds from investment agreements	3	2
Principal paydowns of investment agreements	(8)	(10)
Principal paydowns of medium-term notes	(20)	(55)
Proceeds from the MBIA Corp. Financing Facility	-	328
Principal paydowns of variable interest entity notes	(55)	(93)
Purchases of treasury stock	(15)	(31)
Other financing	-	(2)

Net cash provided (used) by financing activities	(95)	139

Effect of exchange rate changes on cash and cash equivalents	-	1
Net increase (decrease) in cash and cash equivalents	(5)	(35)
Cash and cash equivalents—beginning of period	146	187

Cash and cash equivalents—end of period	$141	$152

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(98)	$(72)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	5	3
Deferred acquisition costs	4	6
Unearned premium revenue	(39)	(45)
Loss and loss adjustment expense reserves	21	359
Insurance loss recoverable	(19)	(691)
Accrued interest payable	33	22
Accrued expenses	(18)	(28)
Net investment losses related to other-than-temporary impairments	1	2
Unrealized (gains) losses on insured derivatives	(14)	22
Net (gains) losses on financial instruments at fair value and foreign exchange	5	16
Other net realized (gains) losses	1	(31)
Deferred income tax provision (benefit)	1	(49)
Interest on variable interest entities, net	5	10
Other operating	11	(10)

Total adjustments to net income (loss)	(3)	(414)

Net cash provided (used) by operating activities	$(101)	$(486)

Supplementary Disclosure of Consolidated Cash Flow Information
Non-cash investing activities:
Non-cash consideration received from the sale of MBIA UK Insurance Limited	$-	$332

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

Business Developments

Financial Strength Ratings

In June of 2017, Standard & Poor’s Financial Services LLC (“S&P”) downgraded the financial strength rating of National which made it difficult for National to compete with higher-rated competitors. Therefore, at that time, National ceased its efforts to actively pursue writing new financial guarantee business. The Company then terminated its agreements with S&P, Kroll Bond Rating Agency (“Kroll”) and Moody’s Investors Services (“Moody’s”) to provide financial strength ratings to MBIA Inc. and certain of its subsidiaries. S&P and Kroll subsequently withdrew all of their ratings. On January 17, 2018, Moody’s downgraded the financial strength rating of National to Baa2 from A3 with a stable outlook, affirmed the financial strength rating of MBIA Corp. at Caa1 with a developing outlook, downgraded MBIA Inc.’s rating to Ba3 with a stable outlook from Ba1 with a negative outlook, and affirmed the financial strength rating of MBIA Mexico S.A. de C.V. at Caa1/B3.mx with a developing outlook. Moody’s, at its discretion and in the absence of a contract with the Company, continues to maintain ratings on MBIA Inc. and its subsidiaries.

Stock Warrants

In April of 2018, the holder of certain MBIA Inc. warrants exercised its right to purchase 9.94 million shares of MBIA Inc. common stock at an exercise price of $9.59 per share. As a result, the Company issued 1.2 million shares of MBIA Inc. common stock to the holder in accordance with the cashless settlement provision of the warrants.

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

U.S. Public Finance Market Conditions

National continues to surveil and remediate its existing insured portfolio and will seek opportunities to enhance shareholder value using its strong financial resources, while protecting the interests of all of its policyholders. Certain state and local governments and territory obligors that National insures remain under financial and budgetary stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of National’s insured transactions. National monitors and analyzes these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

In particular, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) are experiencing significant fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalance, the lack of access to the capital markets, a stagnating local economy, net migration of people out of Puerto Rico and a high debt burden. Although Puerto Rico has tried to address its challenges through various fiscal policies, it continues to experience significant fiscal stress. On January 1, 2018, Puerto Rico defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $69 million. On September 20, 2017, Hurricane Maria made landfall in Puerto Rico as a Category 4 hurricane resulting in catastrophic damage to much of the island’s basic infrastructure, including its electrical transmission and distribution grid, telecommunications network, housing, roads, bridges, water and sewer systems. On September 21, 2017, the President of the United States approved a Major Disaster Declaration for Puerto Rico and the Federal Emergency Management Agency (“FEMA”) made federal disaster assistance available to Puerto Rico to supplement its recovery efforts. Hurricane Maria’s impact on Puerto Rico will likely also impact its ability to both repay its legacy indebtedness and participate in ongoing debt restructuring negotiations. The physical damage and resultant lost economic activity may exceed the collective aid Puerto Rico receives from private insurance, relief from FEMA and other federal agencies and programs. Economic activity in Puerto Rico may not return to pre-hurricane levels and Puerto Rico’s recovery could be more shallow and protracted than that experienced by other similarly affected governments, given Puerto Rico’s prior constrained liquidity and economic activity. While the federal government has made aid available to Puerto Rico, there can be no assurance that such aid will continue in the amounts necessary to offset the adverse impacts from Hurricane Maria in their entirety. In addition, the necessary and greater involvement of the federal government, through its actions to deliver disaster relief and other support services, in addition to the evolving role of the Financial Oversight and Management Board for Puerto Rico (“Oversight Board”) and the role of Puerto Rico in its own recovery, heightens political risk in connection with the restructuring of legacy debt. This risk could lead the Oversight Board, Puerto Rico or the federal government to seek to extract greater concessions from creditors based on the uncertainty of Puerto Rico’s long term recovery prospects. In this event, losses at National on select Puerto Rico exposures could increase materially.

MBIA Corp. Insured Portfolio

MBIA Corp.’s primary objectives are to satisfy all claims by its policyholders and to maximize future recoveries, if any, for its senior lending and other surplus note holders, and then its preferred stock holders. MBIA Corp. is executing this strategy by, among other things, pursuing various actions focused on maximizing the collection of recoveries and by reducing potential losses on its insurance exposures. MBIA Corp.’s insured portfolio could deteriorate and result in additional significant loss reserves and claim payments. MBIA Corp.’s ability to meet its obligations is limited by available liquidity and its ability to secure additional liquidity through financing and other transactions. There can be no assurance that MBIA Corp. will be successful in generating sufficient cash to meet its obligations.

Zohar and RMBS Recoveries

Payment of a claim in November of 2015 on MBIA Corp.’s policy insuring the class A-1 and A-2 notes issued by Zohar CDO 2003-1, Limited (“Zohar I”) and satisfying the claim on an insurance policy it had written insuring certain notes issued by Zohar II 2005-1, Limited (“Zohar II”) in 2017, entitles MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. MBIA Corp. anticipates that the primary source of the recoveries will come from the monetization of the assets of Zohar I and Zohar II, which include, among other things, loans made to, and equity interests in, companies purportedly controlled by the sponsor and former collateral manager of Zohar I and Zohar II (the “Zohar Sponsor”) (all the assets of Zohar I and Zohar II, the “Zohar Assets”). On March 11, 2018, the director of Zohar I and Zohar II placed those funds into voluntary bankruptcy proceedings in federal bankruptcy court in the District of Delaware (the “Zohar Funds Bankruptcy Cases”). On April 30, 2018, the debtor funds in the Zohar Funds Bankruptcy Cases filed a motion to approve a settlement (the “Zohar Bankruptcy Settlement Motion”) which, if granted, would establish a process by which the debtor funds, through an independent director and a chief restructuring officer, would work with the original sponsor of the funds to monetize the assets of the debtor funds and repay creditors, including MBIA Corp. However, there can be no assurance that the value of the Zohar Assets will be sufficient to permit MBIA Corp. to recover all or substantially all of the payments it made on Zohar I and Zohar II.

MBIA Corp. also projects to collect excess spread from insured residential mortgage-backed securities (“RMBS”), and to recover proceeds from Credit Suisse arising from its failure to repurchase ineligible loans that were included in a Credit Suisse sponsored RMBS transaction. However, the amount and timing of these collections and recoveries are uncertain.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for additional information about MBIA Corp.’s recoveries.

Failure to recover a substantial amount of such payments could impede MBIA Corp.’s ability to make payments when due on other policies. MBIA Corp. believes that if the New York State Department of Financial Services (“NYSDFS”) concludes at any time that MBIA Insurance Corporation will not be able to pay its policyholder claims, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the New York Insurance Law (“NYIL”) and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the NYSDFS.

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

Note 2: Significant Accounting Policies

The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position and results of operations. All material intercompany balances and transactions have been eliminated.

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

The results of operations for the three months ended March 31, 2018 may not be indicative of the results that may be expected for the year ending December 31, 2018. The December 31, 2017 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in the prior year’s financial statements to conform to the current presentation. This includes a change in the classification of certain cash receipts and cash payments on the Company’s consolidated statement of cash flows as required under Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230)”. This classification change effected “Interest paid, net of interest converted to principal”, in operating cash flows, and “Principal paydowns of investment agreements” and “Principal paydowns of medium-term notes”, in financing cash flows, on the Company’s consolidated statement of cash flows for the prior period. In addition, the Company revised a disclosure for the three months ended March 31, 2017 to correct an error related to variable interest entities (“VIE” or “VIEs”) notes for which the fair value option was elected. Refer to the “Fair Value Option” section of “Note 6: Fair Value of Financial Instruments” for additional information about this disclosure revision. Such reclassifications and revision did not materially impact total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Revenue from Contracts with Customers (Topic 606) (ASU 2014-09) and Deferral of the Effective Date (ASU 2015-14)

In May of 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 amends the accounting guidance for recognizing revenue for the transfer of goods or services from contracts with customers unless those contracts are within the scope of other accounting standards. ASU 2014-09 does not apply to financial guarantee insurance contracts within the scope of Topic 944, “Financial Services — Insurance.” In August of 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) — Deferral of the Effective Date.” ASU 2015-14 defers the effective date of ASU 2014-09 to interim and annual periods beginning January 1, 2018, and is applied on a retrospective or modified retrospective basis. The Company adopted ASU 2014-09 in the first quarter of 2018 and the adoption of ASU 2014-09 did not affect the Company’s consolidated financial statements.

Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01)

In January of 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires certain equity investments other than those accounted for under the equity method of accounting or result in consolidation of the investee to be measured at fair value with changes in fair value recognized in net income, and permits an entity to measure equity investments that do not have readily determinable fair values at cost less any impairment plus or minus adjustments for certain changes in observable prices. An entity is also required to evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale (“AFS”) debt securities in combination with the entity’s other deferred tax assets. ASU 2016-01 requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability that results from a change in the instrument-specific credit risk for financial liabilities that the entity has elected to measure at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 was effective for interim and annual periods beginning January 1, 2018. As such, the Company reclassed a loss of $162 million from retained earnings to accumulated other comprehensive income (“AOCI”) related to the instrument-specific credit risk portion of financial liabilities measured at fair value in accordance with the fair value option. In addition, the Company reclassed net unrealized gains of $2 million from AOCI to retained earnings related to equity investments. As of March 31, 2018 and December 31, 2017, the Company had a full valuation allowance against its deferred tax asset.

Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02)

In February of 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 permits, but does not require, the reclassification of the income tax effects of the Tax Cuts and Jobs Act (the “Act”) from AOCI to retained earnings. ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption of ASU 2018-02 is permitted and is applied in the period of adoption or retroactively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company adopted ASU 2018-02 in the first quarter of 2018. As such, the Company reclassed income taxes of $3 million from AOCI to retained earnings. The Company’s accounting policy related to releasing income tax effects that are lodged in AOCI is on a portfolio approach basis.

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

Nonconsolidated VIEs

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of March 31, 2018 and December 31, 2017, through its insurance operations. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs as of March 31, 2018 and December 31, 2017. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, CDS contracts and any investments in obligations issued by nonconsolidated VIEs.

	March 31, 2018
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)
Insurance:
Global structured finance:
Mortgage-backed residential	$6,783	$3,573	$20	$22	$159	$20	$379
Mortgage-backed commercial	205	82	-	-	-	-	-
Consumer asset-backed	5,089	926	-	3	1	3	10
Corporate asset-backed	2,260	1,526	-	11	-	12	-

Total global structured finance	14,337	6,107	20	36	160	35	389
Global public finance	16,065	2,493	-	10	-	13	-

Total insurance	$30,402	$8,600	$20	$46	$160	$48	$389

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

	December 31, 2017
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)
Insurance:
Global structured finance:
Mortgage-backed residential	$7,295	$3,741	$19	$22	$172	$20	$396
Mortgage-backed commercial	216	94	-	-	-	-	-
Consumer asset-backed	5,010	981	-	4	1	3	10
Corporate asset-backed	2,418	1,645	-	13	-	14	-

Total global structured finance	14,939	6,461	19	39	173	37	406
Global public finance	15,568	2,524	-	10	-	14	-

Total insurance	$30,507	$8,985	$19	$49	$173	$51	$406

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

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

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $3.2 billion and $2.3 billion, respectively, as of March 31, 2018 and December 31, 2017. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. No additional VIEs were consolidated during the three months ended March 31, 2018. The Zohar Funds Bankruptcy Cases have as debtors two consolidated VIEs. As of March 31, 2018 and December 31, 2017, the assets of these VIEs are included in “Loans receivable at fair value” under “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets, and comprise a significant portion of the amount reported for each period. The liabilities of these VIEs are eliminated in consolidation. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information about the Zohar Funds Bankruptcy Cases.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

On September 20, 2017, Hurricane Maria made landfall in Puerto Rico as a Category 4 hurricane resulting in catastrophic damage to much of the island’s basic infrastructure, including its electrical transmission and distribution grid, telecommunications network, housing, roads, bridges and water and sewer systems. On September 21, 2017, the President of the United States approved a Major Disaster Declaration for Puerto Rico and FEMA made federal disaster assistance available to Puerto Rico to supplement its recovery efforts. Hurricane Maria’s impact on Puerto Rico will likely also impact its ability to both repay its legacy indebtedness and participate in ongoing debt restructuring negotiations. The physical damage and resultant lost economic activity may exceed the collective aid Puerto Rico receives from private insurance, relief from FEMA and other federal agencies and programs. Economic activity in Puerto Rico may not return to pre-hurricane levels and Puerto Rico’s recovery could be more shallow and protracted than that experienced by other similarly affected governments, given Puerto Rico’s prior constrained liquidity and economic activity. While the federal government has made aid available to Puerto Rico, there can be no assurance that such aid will continue in the amounts necessary to offset the adverse impacts from Hurricane Maria in their entirety. In addition, the necessary and greater involvement of the federal government, through its actions to deliver disaster relief and other support services, in addition to the evolving role of the Oversight Board and the role of Puerto Rico in its own recovery, heightens political risk in connection with the restructuring of legacy debt. This risk could lead the Oversight Board, Puerto Rico or the federal government to seek to extract greater concessions from creditors based on the uncertainty of Puerto Rico’s long term recovery prospects. In this event, losses at National on select Puerto Rico exposures could increase materially. The Company monitors and analyzes these situations closely, however, the overall extent and duration of such events are uncertain.

International and Structured Finance Insurance

The international and structured finance insurance segment’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP do not include estimates for a policy insuring a credit derivative or on financial guarantee VIEs that are eliminated in consolidation. The policy insuring a credit derivative contract is accounted for as a derivative and is carried at fair value in the Company’s consolidated financial statements under GAAP. The fair value of an insured credit derivative contract is influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments under the Company’s insurance policies. In the absence of credit impairments on an insured credit derivative contract or the early termination of such contract at a loss, the cumulative unrealized losses recorded from this contract should reverse before or at the maturity of the contract. As the Company’s insured credit derivative has similar terms, conditions, risks, and economic profiles to its financial guarantee insurance policies, the Company evaluates it for impairment, under statutory accounting principles, in the same way that it estimates loss and loss adjustment expense (“LAE”) for its financial guarantee policies. Refer to “Note 8: Derivative Instruments” for a further discussion of the Company’s use of derivatives and their impact on the Company’s consolidated financial statements.

RMBS Case Basis Reserves (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies, excluding those on consolidated VIEs. The Company’s first-lien RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company’s second-lien RMBS case basis reserves relate to RMBS backed by home equity lines of credit and closed-end second mortgages. The Company calculated RMBS case basis reserves as of March 31, 2018 for both first and second-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for additional information the Company’s Roll Rate Methodology for its RMBS case basis reserves.

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

Based on the Company’s assessment of the strength of its contractual put-back rights against Credit Suisse, as well as on its prior settlements with other sellers/servicers and success of other monolines’ put-back settlements, the Company believes it will prevail in enforcing its contractual rights and that it is entitled to collect the full amount of its incurred losses, which totaled $436 million through March 31, 2018. The Company is also entitled to collect interest on amounts paid; it believes that in the context of its put-back litigation, the appropriate interest rate should be the New York State statutory rate. However, the Company currently calculates its put-back recoveries using the contractual interest rate, which is lower than the New York State statutory rate.

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

The Company continues to consider relevant facts and circumstances in developing its assumptions on expected cash inflows, probability of potential recoveries (including the outcome of litigation) and recovery period. The estimated amount and likelihood of potential recoveries are expected to be revised and supplemented to the extent there are developments in the pending litigation and/or changes to the financial condition of Credit Suisse. While the Company believes it will be successful in realizing its recoveries from its put-back contract claims against Credit Suisse, the ultimate amount recovered may be materially different from that recorded by the Company given the inherent uncertainty of the manner of resolving the claims (i.e., litigation and/or negotiated out-of-court settlement) and the assumptions used in the required estimation process for accounting purposes which are based, in part, on judgments and other information that are not easily corroborated by historical data or other relevant benchmarks. Refer to “Note 13: Commitments and Contingencies” for further information about the Company’s litigation with Credit Suisse.

CDO Reserves and Recoveries

The Company also has loss and LAE reserves on certain transactions within its collateralized debt obligations (“CDO”) portfolio, primarily its multi-sector CDO asset class that was insured in the form of financial guarantee policies. MBIA’s insured multi-sector CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes, but are not limited to, RMBS-related collateral, multi-sector and corporate CDOs).

Zohar Recoveries

MBIA Corp. will seek to recover the payments it made (plus interest and expenses) with respect to Zohar I and Zohar II. MBIA Corp. anticipates that the primary source of the recoveries will come from the monetization of the Zohar Assets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

As of March 31, 2018, the recoveries of Zohar I and Zohar II are included in “Loans receivable at fair value” which are presented in “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

On March 11, 2018, the director of Zohar I and Zohar II commenced the Zohar Funds Bankruptcy Cases. On April 30, 2018, the debtor funds in the Zohar Funds Bankruptcy Cases filed the Zohar Bankruptcy Settlement Motion, which, if granted, would establish a process by which the debtor funds, through an independent director and a chief restructuring officer, would work with the original sponsor of the funds to monetize the Zohar Assets and repay creditors, including MBIA Corp. There can be no assurance, however, that the value of the Zohar Assets will be sufficient to permit MBIA Corp. to recover all or substantially all of the payments it made on Zohar I and Zohar II. Failure to recover a substantial amount of such payments could impede its ability to make payments when due on other policies. MBIA Corp. believes that if the NYSDFS concludes at any time that MBIA Insurance Corporation will not be able to pay its policyholder claims, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the New York Insurance Law and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the NYSDFS.

Summary of Loss and LAE Reserves and Recoveries

The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidated VIEs, which are included in the Company’s consolidated balance sheets as of March 31, 2018 and December 31, 2017 are presented in the following table:

	As of March 31, 2018			As of December 31, 2017
In millions	Balance Sheet Line Item			Balance Sheet Line Item
	Insurance loss recoverable	Loan repurchase commitments	Loss and LAE reserves	Insurance loss recoverable	Loan repurchase commitments	Loss and LAE reserves
U.S. Public Finance Insurance	$364	$-	$553	$333	$-	$512

International and Structured Finance Insurance:
Before VIE eliminations	1,466	407	694	1,478	407	710
VIE eliminations	(1,300)	-	(241)	(1,300)	-	(243)

Total international and structured finance insurance	166	407	453	178	407	467

Total	$530	$407	$1,006	$511	$407	$979

Changes in Loss and LAE Reserves

The following table presents changes in the Company’s loss and LAE reserves for the three months ended March 31, 2018. Changes in loss reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in amount and timing of estimated claim payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of March 31, 2018, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 2.67%. LAE reserves are generally expected to be settled within a one-year period and are not discounted. As of March 31, 2018 and December 31, 2017, the Company’s gross loss and LAE reserves included $74 million and $66 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Three Months Ended March 31, 2018
Gross Loss and LAE Reserves as of December 31, 2017	Loss Payments	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other	Gross Loss and LAE Reserves as of March 31, 2018
$979	$(81)	$5	$11	$79	$2	$8	$3	$1,006

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The increase in the Company’s gross loss and LAE reserves during the three months ended March 31, 2018 was primarily related to changes in assumptions on certain Puerto Rico exposures partially offset by actual loss payments on certain Puerto Rico exposures and RMBS transactions.

Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the three months ended March 31, 2018. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Three Months Ended March 31, 2018
In millions	Gross Reserve as of December 31, 2017	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions		Changes in LAE Recoveries	Other(1)	Gross Reserve as of March 31, 2018
Insurance loss recoverable	$511	$(14)	$3	$(15)	$44	(2)	$-	$1	$530
Recoveries on unpaid losses (3)	35	-	-	(1)	-		1	-	35

Total	$546	$(14)	$3	$(16)	$44		$1	$1	$565

(1) -	Primarily changes in amount and timing of collections.

(2) -	Includes amounts which have been paid and are expected to be recovered in the future.

(3) -	As of March 31, 2018 and December 31, 2017, excludes Puerto Rico recoveries which have been netted against reserves.

The increase in the Company’s insurance loss recoverable reflected in the preceding table was primarily due to actual loss payments on certain Puerto Rico credits partially offset by excess spread collections on certain RMBS transactions.

Loss and LAE Activity

The Company’s financial guarantee insurance losses and LAE (excluding insured credit derivatives and consolidated VIEs), net of reinsurance for the three months ended March 31, 2018 and 2017 are presented in the following table:

	Three Months Ended March 31,
In millions	2018	2017
U.S. Public Finance Insurance Segment	$77	$11

International and Structured Finance Insurance Segment:
Second-lien RMBS	2	23
First-lien RMBS	(12)	57
CDOs	5	2
Other(1)	-	1

Losses and LAE expense (benefit)	$72	$94

(1) - Includes non-U.S.	public finance and other issues.

For three months ended March 31, 2018, losses and LAE primarily related to increases in actual and expected payments on Puerto Rico exposures.

For three months ended March 31, 2017, losses and LAE primarily related to increases in expected payments on insured RMBS transactions and decreases in projected collections from excess spread within insured RMBS securitizations.

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended March 31, 2018 and 2017, gross LAE related to remediating insured obligations were $13 million and $12 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Surveillance Categories

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of March 31, 2018:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	72	19	1	275	367
Number of issues (1)	18	5	1	115	139
Remaining weighted average contract period (in years)	7.0	8.5	8.4	9.6	8.8
Gross insured contractual payments outstanding: (2)
Principal	$2,371	$159	$104	$5,983	$8,617
Interest	2,451	93	46	5,658	8,248

Total	$4,822	$252	$150	$11,641	$16,865

Gross Claim Liability (3)	$-	$-	$-	$1,107	$1,107
Less:
Gross Potential Recoveries (4)	-	-	-	878	878
Discount, net (5)	-	-	-	(248)	(248)

Net claim liability (recoverable)	$-	$-	$-	$477	$477

Unearned premium revenue	$7	$1	$3	$75	$86

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	The gross claim liability with respect to Puerto Rico exposures are net of expected recoveries for policies in a net payable position.

(4) -	Gross potential recoveries with respect to certain Puerto Rico exposures are net of the claim liability for policies in a net recoverable position.

(5) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2017:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	89	5	1	280	375
Number of issues (1)	20	4	1	119	144
Remaining weighted average contract period (in years)	7.4	4.3	8.7	9.7	8.9
Gross insured contractual payments outstanding: (2)
Principal	$2,764	$13	$104	$6,083	$8,964
Interest	2,676	3	46	5,756	8,481

Total	$5,440	$16	$150	$11,839	$17,445

Gross Claim Liability (3)	$-	$-	$-	$1,082	$1,082
Less:
Gross Potential Recoveries (4)	-	-	-	782	782
Discount, net (5)	-	-	-	(178)	(178)

Net claim liability (recoverable)	$-	$-	$-	$478	$478

Unearned premium revenue	$9	$-	$4	$77	$90

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	The gross claim liability with respect to Puerto Rico exposures are net of expected recoveries for policies in a net payable position.

(4) -	Gross potential recoveries with respect to certain Puerto Rico exposures are net of the claim liability for policies in a net recoverable position.

(5) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

As of March 31, 2018 and December 31, 2017, the gross claim liability and gross potential recoveries primarily related to insured RMBS transactions as well as certain Puerto Rico exposures. As of March 31, 2018 and December 31, 2017, these potential recoveries exclude the recoveries of Zohar I and Zohar II that are included in “Loans receivable at fair value” which are presented in “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

The Company’s recoveries have been, and remain based on either salvage rights, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreement), or subrogation rights embedded within financial guarantee insurance policies. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments, it is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected estimated future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of the claim liability for a given policy. The gross claim liability and gross potential recoveries reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company. As of March 31, 2018 and December 31, 2017, reinsurance recoverable on paid and unpaid losses was $20 million and $17 million, respectively, and was included in “Other assets” on the Company’s consolidated balance sheets.

Note 6: Fair Value of Financial Instruments

Fair Value Measurement

Financial Assets

Financial assets held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically, the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company, along with its third-party portfolio manager, reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company and its third-party portfolio manager believe a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, its third-party portfolio manager will obtain a price from another third-party provider or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of March 31, 2018 or December 31, 2017. All challenges to third-party prices are reviewed by staff of the Company as well as its third-party portfolio manager with relevant expertise to ensure reasonableness of assumptions. A pricing analysis is reviewed and approved by the Company’s valuation committee.

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

Derivative Liabilities

The Company’s derivative liabilities are primarily interest rate swaps and an insured credit derivative. The Company’s insured credit derivative contract is a non-traded structured credit derivative transaction and since it is highly customized there is generally no observable market for this derivative. The Company estimates its fair value in a hypothetical market based on an internal model that incorporates market or estimated prices of similar securities that are obtained for all collateral within a transaction, the present value of the market-implied potential loss and nonperformance risk. The Company reviews its valuation model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise.

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

Valuation Techniques

Valuation techniques for financial instruments measured at fair value are described below.

Fixed-Maturity Securities (including short-term investments) Held as Available-For-Sale, Investments Carried at Fair Value and Investments Pledged as Collateral

These investments include investments in U.S. Treasury and government agencies, state and municipal bonds, foreign governments, corporate obligations, mortgage-backed securities (“MBS”), asset-backed securities (“ABS”), money market securities, and perpetual debt and equity securities.

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

Medium-term Notes at Fair Value

The Company has elected to measure certain MTNs at fair value on a recurring basis with changes in fair value reflected in earnings. The fair values of certain MTNs are based on quoted market prices provided by third-party sources, where available. When quoted market prices are not available, the Company applies a matrix pricing grid to determine fair value based on the quoted market prices received for similar instruments and considering the MTNs’ stated maturity and interest rate. Nonperformance risk is included in the quoted market prices and the matrix pricing grid. MTNs are categorized in Level 3 of the fair value hierarchy.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Valuation Model Overview

The Company uses an internally developed Direct Price Model to value its insured credit derivative that incorporates market prices or estimated prices of similar securities that are obtained for all collateral within a transaction, the present value of the market-implied potential losses, and nonperformance risk. The valuation of the insured credit derivative includes the impact of its credit standing. The insured credit derivative is categorized in Level 3 of the fair value hierarchy based on unobservable inputs that are significant to the fair value measurement in its entirety.

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

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

In millions	Fair Value as of March 31, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,662	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee(1)	-15% - 39% (-2%)
		Multiples of EBITDA	Multiples(2)
Loan repurchase commitments	407	Discounted cash flow	Recovery rates(3)
			Breach rates(3)
Liabilities of consolidated VIEs:
Variable interest entity notes	400	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 63% (37%)
Credit derivative liabilities:
CMBS	49	Direct Price Model	Nonperformance risk	54% - 54% (54%)
Other derivative liabilities	4	Discounted cash flow	Cash flows	$0 - $49 ($25)(4)

(1) -	Negative percentage represents financial guarantee policies in a receivable position.

(2) -	Unobservable inputs are primarily based on comparable companies’ EBITDA multiples.

(3) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(4) -	Midpoint of cash flows are used for the weighted average.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Fair Value as of December 31, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,679	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee(1)	-25% - 35% (-2%)
		Multiples of EBITDA	Multiples(2)
Loan repurchase commitments	407	Discounted cash flow	Recovery rates(3)
			Breach rates(3)
Liabilities of consolidated VIEs:
Variable interest entity notes	406	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 60% (36%)
Credit derivative liabilities:
CMBS	63	Direct Price Model	Nonperformance risk	54% - 54% (54%)
Other derivative liabilities	4	Discounted cash flow	Cash flows	$0 - $49 ($25)(4)

(1) -	Negative percentage represents financial guarantee policies in a receivable position.

(2) -	Unobservable inputs are primarily based on comparable companies’ EBITDA multiples.

(3) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(4) -	Midpoint of cash flows are used for the weighted average.

Sensitivity of Significant Unobservable Inputs

The significant unobservable inputs used in the fair value measurement of the Company’s loans receivable at fair value of consolidated VIEs are the impact of the financial guarantee and multiples. The fair value of loans receivable is calculated by subtracting the value of the financial guarantee from the market value of VIE liabilities. The fair value of loans receivable also includes certain methodologies using multiples of EBITDA. The value of a financial guarantee is estimated by the Company as the present value of expected cash payments, net of recoveries, under the policy. As the value of the financial guarantee provided by the Company under the insurance policy increases, there is a lower expected cash flow on the underlying loans receivable of the VIE. This results in a lower fair value of the loans receivable in relation to the obligations of the VIE. Multiples are external factors that are considered when determining the fair values of corporate loans. These loans are to privately held companies for which MBIA has limited information. Therefore, the Company uses multiples of EBITDA of comparable companies and any increase or decrease in these multiples would result in an increase or decrease in the fair values of the loans, respectively.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The significant unobservable input used in the fair value measurement of MBIA Corp.’s commercial mortgage-backed securities (“CMBS”) credit derivative, which is valued using the Direct Price Model, is nonperformance risk. The nonperformance risk is an assumption of MBIA Corp.’s own ability to pay and whether MBIA Corp. will have the necessary resources to pay the obligations as they come due. Any significant increase or decrease in MBIA Corp.’s nonperformance risk would result in a decrease or increase in the fair value of the derivative liabilities, respectively.

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

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Balance as of March 31, 2018
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$897	$94	$-		$991
State and municipal bonds	-	843	-		843
Foreign governments	-	10	-		10
Corporate obligations	-	1,651	-		1,651
Mortgage-backed securities:
Residential mortgage-backed agency	-	304	-		304
Residential mortgage-backed non-agency	-	31	-		31
Commercial mortgage-backed	-	58	7	(1)	65
Asset-backed securities:
Collateralized debt obligations	-	116	-		116
Other asset-backed	-	219	4	(1)	223

Total fixed-maturity investments	897	3,326	11		4,234
Money market securities	91	-	-		91
Perpetual debt and equity securities	26	37	-		63
Fixed-income fund	-	-	-		77	(2)
Cash and cash equivalents	120	-	-		120
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	2	-		2

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Balance as of March 31, 2018
Assets of consolidated VIEs:
Corporate obligations	-	15	3	(1)	18
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	104	-		104
Commercial mortgage-backed	-	30	6	(1)	36
Asset-backed securities:
Collateralized debt obligations	-	8	1	(1)	9
Other asset-backed	-	9	-		9
Cash	21	-	-		21
Loans receivable at fair value:
Residential loans receivable	-	-	737		737
Corporate loans receivable	-	-	925		925
Loan repurchase commitments	-	-	407		407
Other assets:
Currency derivatives	-	-	13	(1)	13
Other	-	-	14	(1)	14

Total assets	$1,155	$3,531	$2,117		$6,880

Liabilities:
Medium-term notes	$-	$-	$146	(1)	$146
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	2	49		51
Non-insured derivatives:
Interest rate derivatives	-	164	-		164
Other	-	-	4		4
Other liabilities:
Warrants	-	8	-		8
Other payable	-	-	5	(1)	5
Liabilities of consolidated VIEs:
Variable interest entity notes	-	631	400		1,031

Total liabilities	$-	$805	$604		$1,409

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

(2) -	Investment that was measured at fair value by applying the net asset value per share practical expedient, and was required not to be classified in the fair value hierarchy.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Balance as of December 31, 2017
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$1,256	$96	$-		$1,352
State and municipal bonds	-	858	-		858
Foreign governments	-	10	-		10
Corporate obligations	-	1,338	2	(1)	1,340
Mortgage-backed securities:
Residential mortgage-backed agency	-	368	-		368
Residential mortgage-backed non-agency	-	32	-		32
Commercial mortgage-backed	-	60	7	(1)	67
Asset-backed securities:
Collateralized debt obligations	-	118	-		118
Other asset-backed	-	178	5	(1)	183

Total fixed-maturity investments	1,256	3,058	14		4,328
Money market securities	180	-	-		180
Perpetual debt and equity securities	26	37	-		63
Fixed-income fund	-	-	-		82	(2)
Cash and cash equivalents	122	-	-		122
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	2	-		2

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Balance as of December 31, 2017
Assets of consolidated VIEs:
Corporate obligations	-	19	-		19
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	108	-		108
Commercial mortgage-backed	-	30	6	(1)	36
Asset-backed securities:
Collateralized debt obligations	-	8	1	(1)	9
Other asset-backed	-	10	-		10
Cash	24	-	-		24
Loans receivable at fair value:
Residential loans receivable	-	-	759		759
Corporate loans receivable	-	-	920		920
Loan repurchase commitments	-	-	407		407
Other assets:
Currency derivatives	-	-	19	(1)	19
Other	-	-	14	(1)	14

Total assets	$1,608	$3,272	$2,140		$7,102

Liabilities:
Medium-term notes	$-	$-	$115	(1)	$115
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	2	63		65
Non-insured derivatives:
Interest rate derivatives	-	193	-		193
Other	-	-	4		4
Other liabilities:
Warrants	-	6	-		6
Other payable	-	-	7	(1)	7
Liabilities of consolidated VIEs:
Variable interest entity notes	-	663	406		1,069

Total liabilities	$-	$864	$595		$1,459

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

(2) -	Investment that was measured at fair value by applying the net asset value per share practical expedient, and was required not to be classified in the fair value hierarchy.

Level 3 assets at fair value as of March 31, 2018 and December 31, 2017 represented approximately 31% and 30%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of March 31, 2018 and December 31, 2017 represented approximately 43% and 41%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of March 31, 2018 and December 31, 2017:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of March 31, 2018	Carry Value Balance as of March 31, 2018
Assets:
Other investments	$-	$1	$-	$1	$1
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	901	901	890

Total assets	$-	$1	$901	$902	$891

Liabilities:
Long-term debt	$-	$929	$-	$929	$2,154
Medium-term notes	-	-	408	408	644
Investment agreements	-	-	411	411	330
Liabilities of consolidated VIEs:
Variable interest entity notes	-	354	901	1,255	1,229

Total liabilities	$-	$1,283	$1,720	$3,003	$4,357

Financial Guarantees:
Gross	$-	$-	$1,630	$1,630	$1,188
Ceded	-	-	56	56	39

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2017	Carry Value Balance as of December 31, 2017
Assets:
Other investments	$-	$2	$-	$2	$2
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	916	916	890

Total assets	$-	$2	$916	$918	$892

Liabilities:
Long-term debt	$-	$1,002	$-	$1,002	$2,121
Medium-term notes	-	-	406	406	650
Investment agreements	-	-	433	433	337
Liabilities of consolidated VIEs:
Variable interest entity notes	-	352	916	1,268	1,220

Total liabilities	$-	$1,354	$1,755	$3,109	$4,328

Financial Guarantees:
Gross	$-	$-	$1,785	$1,785	$1,220
Ceded	-	-	61	61	39

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2018 and 2017:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2018

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2018
Assets:
Corporate obligations	$2	-	$-	$-	$-	$-	$-	$-	$-	$-	$(2)	$-	$-
Commercial mortgage-backed	7	-	-	-	-	-	-	-	-	-	-	7	-
Other asset-backed	5	-	-	-	-	2	-	(1)	(2)	-	-	4	-
Assets of consolidated VIEs:
Corporate obligations	-	-	-	-	-	-	-	-	-	3	-	3	-
Commercial mortgage-backed	6	-	-	-	-	-	-	-	-	-	-	6	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Loans receivable- residential	759	-	20	-	-	-	-	(42)	-	-	-	737	20
Loans receivable- corporate	920	-	11	-	-	-	-	(6)	-	-	-	925	11
Loan repurchase commitments	407	-	-	-	-	-	-	-	-	-	-	407	-
Currency derivatives	19	-	(3)	-	(3)	-	-	-	-	-	-	13	(6)
Other	14	-	-	-	-	-	-	-	-	-	-	14	-

Total assets	$2,140	$-	$28	$-	$(3)	$2	$-	$(49)	$(2)	$3	$(2)	$2,117	$25

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in Credit Risk in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2018
Liabilities:
Medium-term notes	$115	$-	$-	$25	$6	$-	$-	$-	$-	$-	$-	$146	$6
Credit derivatives	63	19	(14)	-	-	-	-	(19)	-	-	-	49	(14)
Other derivatives	4	-	-	-	-	-	-	-	-	-	-	4	-
Other payable	7	-	2	-	-	-	-	(4)	-	-	-	5	2
Liabilities of consolidated VIEs:
VIE notes	406	8	(3)	(8)	5	-	5	(13)	-	-	-	400	2

Total liabilities	$595	$27	$(15)	$17	$11	$-	$5	$(36)	$-	$-	$-	$604	$(4)

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2017

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2017
Assets:
Corporate obligations	$2	$-	$-	$-	$-	$-	$-	$-	$-	$-	$(2)	$-	$-
Collateralized debt obligations	15	-	-	-	-	-	-	(2)	-	-	-	13	-
Other asset-backed	44	-	-	2	-	-	-	(41)	-	-	-	5	-
State and municipal bonds	-	-	-	-	-	-	-	-	-	1	-	1	-
Assets of consolidated VIEs:
Corporate obligations	-	-	-	-	-	-	-	-	-	6	-	6	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Other asset-backed	1	-	-	-	-	-	-	-	-	1	(1)	1	-
Loans receivable-residential	916	-	(4)	-	-	-	-	(68)	-	-	-	844	(3)
Loans receivable-corporate	150	-	3	-	-	719	-	-	-	-	-	872	3
Loan repurchase commitments	404	-	5	-	-	-	-	-	-	-	-	409	5
Currency derivatives	19	-	(3)	-	(3)	-	-	-	-	-	-	13	(6)

Total assets	$1,552	$-	$1	$2	$(3)	$719	$-	$(111)	$-	$8	$(3)	$2,165	$(1)

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2017
Liabilities:
Medium-term notes	$101	$-	$1	$-	$2	$-	$-	$-	$-	$-	$-	$104	$3
Credit derivatives	64	31	22	-	-	-	-	(31)	-	-	-	86	22
Other derivatives	20	-	-	-	-	-	-	-	-	-	-	20	-
Liabilities of consolidated VIEs:
VIE notes	476	-	34	-	-	-	-	(19)	-	-	-	491	34

Total liabilities	$661	$31	$57	$-	$2	$-	$-	$(50)	$-	$-	$-	$701	$59

(1) -	Transferred in and out at the end of the period.

For the three months ended March 31, 2018, transfers into Level 3 and out of Level 2 were related to corporate obligations, where inputs, which are significant to their valuation, became unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Corporate obligations comprised the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. There were no transfers into or out of Level 1 for the three months ended March 31, 2018.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

For the three months ended March 31, 2017, transfers into Level 3 and out of Level 2 were related to corporate obligations, state and municipal bonds and other ABS, where inputs, which are significant to their valuation, became unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Corporate obligations and other ABS comprised the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. There were no transfers into or out of Level 1 for the three months ended March 31, 2017.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended March 31, 2018 and 2017 are reported on the Company’s consolidated statements of operations as follows:

In millions	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of March 31, 2018	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of March 31, 2017
Revenues:
Unrealized gains (losses) on insured derivatives	$14	$14	$(22)	$(22)
Realized gains (losses) and other settlements on insured derivatives	(19)	-	(31)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(6)	(6)	(3)	(3)
Other net realized gains (losses)	(2)	(2)	-	-
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	15	23	(36)	(35)

Total	$2	$29	$(92)	$(60)

Fair Value Option

The Company elected to record at fair value certain financial instruments that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following table presents the gains and (losses) included in the Company’s consolidated statements of operations for the three months ended March 31, 2018 and 2017 for financial instruments for which the fair value option was elected:

	Three Months Ended March 31,
In millions	2018	2017
Investments carried at fair value(1)	$(2)	$3
Fixed-maturity securities held at fair value- VIE(2)	(6)	(8)
Loans receivable at fair value:
Residential mortgage loans(2)	(21)	(72)
Other loans(2)	11	3
Loan repurchase commitments(2)	-	6
Medium-term notes(1)	(6)	(3)
Other liabilities(3)	(2)	-
Variable interest entity notes (2)	27	45	(4)

(1) -	Reported within “Net gains (losses) of financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.

(2) -	Reported within “Net gains (losses) of financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.

(3) -	Reported within “Other net realized gains (losses)” on MBIA’s consolidated statements of operations.

(4) -	The Company revised its previously reported amount of a loss of $(45) million to a gain of $45 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option

As of March 31, 2018, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were a loss of $176 million reported in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of variable interest entities, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the three months ended March 31, 2018, the portion of instrument-specific credit risk included in accumulated other comprehensive income that was recognized in earnings due to settlement of liabilities was a loss of $5 million.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2018 and December 31, 2017 for loans and notes for which the fair value option was elected:

	As of March 31, 2018			As of December 31, 2017
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$687	$686	$1	$732	$727	$5
Residential mortgage loans (90 days or more past due)	189	51	138	170	32	138
Corporate loans (90 days or more past due)	1,394	925	469	1,394	920	474

Total loans receivable at fair value	2,270	1,662	608	2,296	1,679	617
Variable interest entity notes	1,848	1,031	817	1,882	1,069	813
Medium-term notes	184	146	39	180	115	65

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments

Investments, excluding those elected under the fair value option, include debt and equity securities classified as either AFS or held-to-maturity (“HTM”).

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and OTTI for AFS and HTM investments in the Company’s consolidated investment portfolio as of March 31, 2018 and December 31, 2017:

	March 31, 2018
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$971	$27	$(13)	$985	$-
State and municipal bonds	808	44	(9)	843	9
Foreign governments	10	-	-	10	-
Corporate obligations	1,677	11	(104)	1,584	(74)
Mortgage-backed securities:
Residential mortgage-backed agency	306	-	(7)	299	-
Residential mortgage-backed non-agency	32	1	(3)	30	-
Commercial mortgage-backed	64	-	(1)	63	-
Asset-backed securities:
Collateralized debt obligations	113	1	-	114	-
Other asset-backed	216	1	(1)	216	1

Total AFS investments	$4,197	$85	$(138)	$4,144	$(64)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$890	$11	$-	$901	$-

Total HTM investments	$890	$11	$-	$901	$-

(1) -	Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

	December 31, 2017
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$1,317	$34	$(6)	$1,345	$-
State and municipal bonds	840	29	(12)	857	-
Foreign governments	10	-	-	10	-
Corporate obligations	1,332	25	(80)	1,277	(72)
Mortgage-backed securities:
Residential mortgage-backed agency	365	1	(4)	362	-
Residential mortgage-backed non-agency	35	1	(4)	32	-
Commercial mortgage-backed	66	-	-	66	-
Asset-backed securities:
Collateralized debt obligations	116	-	-	116	-
Other asset-backed	175	-	-	175	1

Total fixed-maturity investments	4,256	90	(106)	4,240	(71)
Money market securities	179	-	-	179	-
Perpetual debt and equity securities	3	1	-	4	-

Total AFS investments	$4,438	$91	$(106)	$4,423	$(71)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$890	$26	$-	$916	$-

Total HTM investments	$890	$26	$-	$916	$-

(1) -	Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of March 31, 2018. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$667	$671	$-	$-
Due after one year through five years	1,038	1,038	-	-
Due after five years through ten years	641	562	-	-
Due after ten years	1,120	1,151	890	901
Mortgage-backed and asset-backed	731	722	-	-

Total fixed-maturity investments	$4,197	$4,144	$890	$901

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of March 31, 2018 and December 31, 2017 was $10 million. These deposits are required to comply with state insurance laws.

Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of March 31, 2018 and December 31, 2017, the fair value of securities pledged as collateral for these investment agreements approximated $348 million and $353 million, respectively. The Company’s collateral as of March 31, 2018 consisted principally of U.S. Treasury and government agency and state and municipal bonds, and was primarily held with major U.S. banks.

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$456	$(6)	$165	$(7)	$621	$(13)
State and municipal bonds	190	(3)	99	(6)	289	(9)
Foreign governments	4	-	-	-	4	-
Corporate obligations	1,139	(20)	156	(84)	1,295	(104)
Mortgage-backed securities:
Residential mortgage-backed agency	144	(2)	117	(5)	261	(7)
Residential mortgage-backed non-agency	-	-	16	(3)	16	(3)
Commercial mortgage-backed	30	(1)	4	-	34	(1)
Asset-backed securities:
Collateralized debt obligations	9	-	-	-	9	-
Other asset-backed	136	(1)	23	-	159	(1)

Total AFS investments	$2,108	$(33)	$580	$(105)	$2,688	$(138)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$353	$(1)	$124	$(5)	$477	$(6)
State and municipal bonds	203	(8)	116	(4)	319	(12)
Foreign governments	8	-	-	-	8	-
Corporate obligations	425	(3)	163	(77)	588	(80)
Mortgage-backed securities:
Residential mortgage-backed agency	105	(1)	156	(3)	261	(4)
Residential mortgage-backed non-agency	-	-	14	(4)	14	(4)
Commercial mortgage-backed	27	-	5	-	32	-
Asset-backed securities:
Collateralized debt obligations	12	-	-	-	12	-
Other asset-backed	71	-	39	-	110	-

Total AFS investments	$1,204	$(13)	$617	$(93)	$1,821	$(106)

Gross unrealized losses on AFS investments increased as of March 31, 2018 compared with December 31, 2017 primarily due to higher interest rates and widening credit spreads.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of March 31, 2018 and December 31, 2017 was 11 and 12 years, respectively. As of March 31, 2018 and December 31, 2017, there were 120 and 133 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 43 and 24 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of March 31, 2018:

	AFS Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	37	$225	$206
> 15% to 25%	2	12	10
> 25% to 50%	1	1	-
> 50%	3	101	27

Total	43	$339	$243

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of March 31, 2018 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Other-Than-Temporary Impairments

The Company’s fixed-maturity securities for which fair value is less than amortized cost are reviewed quarterly in order to determine whether a credit loss exists. The portion of certain OTTI losses on fixed-maturity securities that does not represent credit losses is recognized in AOCI. Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the Company’s policy for OTTI and its determination of credit loss. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the OTTI losses was recognized in AOCI, and the corresponding changes in such amounts. The additional credit loss impairments for the three months ended March 31, 2018 and 2017 were primarily related to an impaired security for which a loss was recognized as the difference between the amortized cost and net present value of projected cash flows. This OTTI resulted from liquidity concerns and other adverse financial conditions of the issuer.

In millions	Three Months Ended March 31,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2018	2017
Beginning balance	$32	$29
Additions for credit loss impairments recognized in the current period on securities previously impaired	1	2

Ending balance	$33	$31

The Company does not recognize OTTI on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of March 31, 2018 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (2)
Mortgage-backed:
MBIA(1)	$16	$(3)	$14
Corporate obligations:
MBIA(1)	51	(1)	-
Other:
MBIA(1)	6	-	-
Other	1	-	-

Total other	7	-	-

Total	$74	$(4)	$14

(1) -	Includes investments insured by MBIA Corp. and National.

(2) -	Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

Sales of Available-for-Sale Investments

Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
In millions	2018	2017
Proceeds from sales	$651	$271
Gross realized gains	$2	$4
Gross realized losses	$(6)	$(1)

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

International and Structured Finance Insurance

The Company has entered into a derivative instrument to provide financial guarantee insurance to a structured finance transaction that does not qualify for the financial guarantee scope exception and, therefore, is accounted for as a derivative. The insured CDS contract, referencing CMBS, is intended to be held for the entire term of the contract unless a settlement with the counterparty is negotiated. The Company no longer insures new CDS contracts except for transactions related to the restructuring or reduction of existing derivative exposure. The Company’s derivative exposure within its international and structured finance insurance segment also includes insured interest rate and inflation-linked swaps related to insured debt issues.

The Company has also entered into a derivative contract as a result of a commutation occurring in 2014. Changes in the fair value of the Company’s non-insured derivative are included in “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

Variable Interest Entities

A VIE consolidated by the Company has entered into a cross currency swap, which was entered into to manage the variability in cash flows resulting from fluctuations in foreign currency rates.

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of March 31, 2018 and December 31, 2017. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

$ in millions	As of March 31, 2018
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	0.8 Years	$-	$-	$-	$-	$107	$107	$(49)
Insured swaps	15.7 Years	-	113	1,766	670	-	2,549	(2)

Total notional		$-	$113	$1,766	$670	$107	$2,656

Total fair value		$-	$-	$(1)	$(1)	$(49)		$(51)

$ in millions	As of December 31, 2017
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	1.0 Years	$-	$-	$-	$-	$127	$127	$(63)
Insured swaps	15.5 Years	-	117	1,818	846	20	2,801	(2)

Total notional		$-	$117	$1,818	$846	$147	$2,928

Total fair value		$-	$-	$(1)	$(1)	$(63)		$(65)

Internal credit ratings assigned by MBIA on the underlying collateral are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on insured credit default swaps and insured swaps are estimated as the notional value of such contracts.

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

Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of March 31, 2018, the Company did not hold cash collateral to derivative counterparties but posted an immaterial amount of cash collateral to derivative counterparties which is included within “Other liabilities” as cash collateral netted against accrued interest on derivative liabilities. As of December 31, 2017, the Company did not hold or post cash collateral to derivative counterparties.

As of March 31, 2018 and December 31, 2017, the Company had securities with a fair value of $205 million and $237 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheets.

As of March 31, 2018 and December 31, 2017, the fair value on one Credit Support Annex (“CSA”) was $2 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of March 31, 2018 and December 31, 2017, the counterparty was rated A1 by Moody’s and A by S&P.

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

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of March 31, 2018:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$107	Other assets	$-	Derivative liabilities	$(49)
Insured swaps	2,549	Other assets	-	Derivative liabilities	(2)
Interest rate swaps	743	Other assets	2	Derivative liabilities	(164)
Interest rate swaps-embedded	314	Medium-term notes	1	Medium-term notes	(7)
Currency swaps-VIE	66	Other assets-VIE	13	Derivative liabilities-VIE	-
All other	49	Other assets	-	Derivative liabilities	(4)

Total non-designated derivatives	$3,828		$16		$(226)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of December 31, 2017:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$127	Other assets	$-	Derivative liabilities	$(63)
Insured swaps	2,801	Other assets	-	Derivative liabilities	(2)
Interest rate swaps	747	Other assets	2	Derivative liabilities	(193)
Interest rate swaps-embedded	305	Medium-term notes	1	Medium-term notes	(6)
Currency swaps-VIE	69	Other assets-VIE	19	Derivative liabilities-VIE	-
All other	49	Other assets	-	Derivative liabilities	(4)
All other-embedded	2	Other investments	-	Other investments	(1)

Total non-designated derivatives	$4,100		$22		$(269)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2018 and 2017:

In millions
Derivatives Not Designated as		Three Months Ended March 31,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2018	2017
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$14	$(22)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(19)	(31)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	18	4
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(6)	(6)

Total		$7	$(55)

Note 9: Income Taxes

The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
In millions	2018	2017
Income (loss) before income taxes	$(96)	$(120)
Provision (benefit) for income taxes	$2	$(48)
Effective tax rate	-2.1%	40.0%

For the three months ended March 31, 2018, the Company’s effective tax rate applied to its loss before income taxes is less than the U.S. statutory tax rate primarily due to a full valuation allowance against its net deferred tax asset. For the three months ended March 31, 2017, the Company’s effective tax rate applied to its loss before income taxes is greater than the U.S. statutory effective tax rate primarily due to the fluctuation of the value of nontaxable warrants issued by the Company and tax exempt interest income.

Deferred Tax Asset, Net of Valuation Allowance

On June 26, 2017, S&P downgraded the financial strength rating of National, which led the Company to cease its efforts to actively pursue writing new financial guarantee business. In addition to National’s cessation of new business activity, there was an increase in loss and LAE due to changes in assumptions on certain Puerto Rico credits. As a result of the increase in loss and LAE, the Company has a three-year cumulative loss, which is considered significant negative evidence in the assessment of its ability to use its deferred tax assets. In addition, the Company considered all available positive and negative evidence as required by GAAP, to estimate if sufficient taxable income will be generated to use its deferred tax assets. After considering all positive and negative evidence, including the Company’s inability to objectively identify and forecast future sources of taxable income, the Company concluded in the second quarter of 2017 it did not have sufficient positive evidence to support its ability to use its deferred tax assets before they would expire. Accordingly, the Company has a full valuation allowance against its net deferred tax asset of $809 million and $770 million as of March 31, 2018 and December 31, 2017, respectively. The Company will continue to analyze the valuation allowance on a quarterly basis.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Income Taxes (continued)

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”), which among other items reduces the federal corporate tax rate to 21% effective January 1, 2018. As a result, during the fourth quarter of 2017, the Company revalued its net tax deferred tax asset using the newly enacted tax rate of 21%.

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

Under the Act, net operating losses (“NOLs”) of property and casualty insurance companies retain their current two-year carryback and 20-year carryforward periods and will not be subject to the 80 percent taxable income limitation and indefinite lived carryforward period applicable to general corporate NOLs. Therefore, NOLs generated after 2017 by the Company’s insurance companies and non-insurance companies will be treated differently under the Act.

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in unrecognized tax benefits (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of March 31, 2018 and December 31, 2017, the Company had no UTB.

Federal income tax returns through 2011 have been examined or surveyed. As of March 31, 2018, the Company’s NOL is approximately $2.7 billion. The NOL will expire between tax years 2031 through 2037. As of March 31, 2018, the Company has a foreign tax credit carryforward of $62 million, which will expire between tax years 2020 through 2028. As of March 31, 2018, the Company has an alternative minimum tax (“AMT”) credit carryforward of $24 million, which does not expire. As a result of tax reform, AMT credits are now fully refundable no later than 2022. The AMT credit has been reclassed out of the deferred tax asset and into other assets as the AMT credits are now a receivable.

Section 382 of the Internal Revenue Code

On May 2, 2018, MBIA Inc.’s shareholders ratified an amendment to the Company’s By-Laws, which had been adopted earlier by MBIA Inc.’s Board of Directors. The amendment places restrictions on certain acquisitions of Company stock that otherwise may have increased the likelihood of an ownership change within the meaning of Section 382 of the Internal Revenue Code. The amendment generally prohibits a person from becoming a “Section 382 five-percent shareholder” by acquiring, directly or by attribution, 5% or more of the outstanding shares of the Company’s common stock and will generally restrict existing “Section 382 five-percent shareholders” from increasing their ownership interest under Section 382 by more than one percentage point over their percentage stock ownership immediately prior to the effective date of the amendment or, if lower, their percentage thereafter.

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

•	MBIA Inc.;

•	GFL;

•	IMC;

•	MZ Funding; and

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

Segments Results

The following tables provide the Company’s segment results for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$53	$7	$17	$-		$77
Net change in fair value of insured derivatives	-	-	(5)	-		(5)
Net gains (losses) on financial instruments at fair value and foreign exchange	(6)	3	(6)	-		(9)
Net investment losses related to other-than-temporary impairments	(1)	-	-	-		(1)
Other net realized gains (losses)	-	(2)	1	-		(1)
Revenues of consolidated VIEs	-	-	12	-		12
Inter-segment revenues(2)	7	13	7	(27)		-

Total revenues	53	21	26	(27)		73
Losses and loss adjustment	77	-	(5)	-		72
Operating	3	13	8	-		24
Interest	-	20	31	-		51
Expenses of consolidated VIEs	-	-	22	-		22
Inter-segment expenses(2)	15	6	6	(27)		-

Total expenses	95	39	62	(27)		169

Income (loss) before income taxes	(42)	(18)	(36)	-		(96)
Provision (benefit) for income taxes	(9)	(33)	(5)	49		2

Net income (loss)	$(33)	$15	$(31)	$(49)		$(98)

Identifiable assets	$4,508	$1,159	$5,359	$(2,133)	(3)	$8,893

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3) -	Consists of intercompany reinsurance balances and repurchase agreements.

	Three Months Ended March 31, 2017
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$68	$8	$27	$-		$103
Net change in fair value of insured derivatives	-	-	(53)	-		(53)
Net gains (losses) on financial instruments at fair value and foreign exchange	4	16	(3)	-		17
Net investment losses related to other-than-temporary impairments	(2)	-	-	-		(2)
Net gains (losses) on extinguishment of debt	-	8	-	-		8
Other net realized gains (losses)	-	(1)	4	-		3
Revenues of consolidated VIEs	-	-	1	-		1
Inter-segment revenues(2)	5	16	9	(30)		-

Total revenues	75	47	(15)	(30)		77
Losses and loss adjustment	11	-	83	-		94
Operating	10	18	8	-		36
Interest	-	22	26	-		48
Expenses of consolidated VIEs	-	-	19	-		19
Inter-segment expenses(2)	15	1	14	(30)		-

Total expenses	36	41	150	(30)		197

Income (loss) before income taxes	39	6	(165)	-		(120)
Provision (benefit) for income taxes	12	(4)	(57)	1		(48)

Net income (loss)	$27	$10	$(108)	$(1)		$(72)

Identifiable assets	$5,128	$2,335	$6,502	$(2,948)	(3)	$11,017

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3) -	Consists of intercompany deferred income taxes, reinsurance balances and repurchase agreements.

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

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2018, and 2017:

	Three Months Ended March 31,
In millions except per share amounts	2018	2017
Basic earnings per share:
Net income (loss) available to common shareholders	$(98)	$(72)

Basic weighted average shares (1)	88.1	131.4
Net income (loss) per basic common share	$(1.12)	$(0.55)

Diluted earnings per share:
Net income (loss) available to common shareholders	(98)	(72)

Diluted weighted average shares (1)	88.1	131.4
Net income (loss) per diluted common share	$(1.12)	$(0.55)

Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	13.7	14.8

(1) -	Includes 0.3 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three months ended March 31, 2018 and 2017.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the three months ended March 31, 2018:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Instrument-Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, December 31, 2017	$(10)	$(9)	$-	$(19)

ASU 2016-01 transition adjustment	(2)	-	(162)	(164)
ASU 2018-02 transition adjustment	(3)	-	-	(3)
Other comprehensive income (loss) before reclassifications	(42)	1	(14)	(55)
Amounts reclassified from AOCI	-	-	-	-

Net period other comprehensive income (loss)	(42)	1	(14)	(55)

Balance, March 31, 2018	$(57)	$(8)	$(176)	$(241)

The following table presents the details of the reclassifications from AOCI for the three months ended March 31, 2018 and 2017:

In millions	Amounts Reclassified from AOCI

	Three Months Ended March 31,
Details about AOCI Components	2018	2017	Affected Line Item on the Consolidated Statements of Operations

Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$1	$2	Net gains (losses) on financial instruments at fair value and foreign exchange
OTTI	(1)	(2)	Net investment losses related to OTTI
Amortization on securities	-	-	Net investment income

	-	-	Income (loss) before income taxes
	-	-	Provision (benefit) for income taxes

Total reclassifications for the period	$-	$-	Net income (loss)

Note 13: Commitments and Contingencies

The following commitments and contingencies provide an update of those discussed in “Note 20: Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.

Litigation

MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.; Index No. 603751/2009 (N.Y. Sup. Ct., N.Y. County)

Expert discovery concluded in March of 2016. Oral argument before the Appellate Division of the Supreme Court, First Judicial Department on the parties’ cross-appeals from the court’s March 31, 2017 decision and order on the parties’ summary judgment motions took place on October 24, 2017 and a decision is pending. On April 26, 2018, the New York Supreme Court announced on its website that Justice Kornreich, who has presided over the above-captioned case since its inception, will be retiring from the bench in May of 2018.

Ambac Bond Insurance Coverage Cases, Coordinated Proceeding Case No. JCCP 4555 (Super. Ct. of Cal., County of San Francisco)

Following an appeal of the dismissal of the plaintiff’s anti-trust claim under California’s Cartwright Act, the California Court of Appeal reinstated those claims against the bond insurer defendants on February 18, 2016. On December 11, 2017, the parties reached a settlement of the litigation, which has been implemented by the parties and the cases have been dismissed with prejudice.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Commitments and Contingencies (continued)

Lynn Tilton and Patriarch Partners XV, LLC v. MBIA Inc. and MBIA Insurance Corp. v.; Index No.68880/2015 (N.Y. Sup. Ct., County of Westchester)

On November 2, 2015, Lynn Tilton and Patriarch Partners XV, LLC filed a complaint in New York State Supreme Court, Westchester County, against MBIA Inc. and MBIA Corp., alleging fraudulent inducement and related claims arising from purported promises made in connection with insurance policies issued by MBIA Corp. on certain collateralized loan obligations managed by Ms. Tilton and affiliated Patriarch entities, and seeking damages. The plaintiffs filed an amended complaint on January 15, 2016. On December 27, 2016, Justice Alan D. Scheinkman granted in part and denied in part MBIA’s motion to dismiss. On January 17, 2017, MBIA filed its answer. Discovery concluded in October 2017 and a Trial Readiness Conference was held on November 3, 2017, at which the Court set a schedule for the briefing of summary judgment motions, which was completed as of February 1, 2018 and a decision on which is now pending. On January 8, 2018, Justice Gretchen Walsh was assigned to the case. On March 11, 2018, Ms. Tilton commenced the Zohar Funds Bankruptcy Cases. On April 30, 2018, the debtor funds in the Zohar Funds Bankruptcy Cases filed the Zohar Bankruptcy Settlement Motion. If the Zohar Bankruptcy Settlement Motion is granted, the parties to the above-captioned litigation would jointly file a request to stay the case for, at minimum, fifteen months.

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

The Bank of New York Mellon v. Puerto Rico Sales Tax Financing Corporation, et al., Case No. 17-133-LTS (D.P.R. May 16, 2017) (Swain, J.)

On May 16, 2017, the Bank of New York Mellon, as trustee for COFINA, filed an adversary complaint seeking an interpleader and declaratory relief relating to conflicting directions from multiple stakeholders regarding alleged events of default. National has intervened in this matter. Given the complexity of the issues, the judge granted Bank of New York’s interpleader request ordering a freeze on disbursements to all bondholders and temporarily setting aside the funds until the dispute can be resolved between the parties. Motions for summary judgment were fully briefed as of January 5, 2018. The Court has not yet ruled on the motions for summary judgement.

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

The Financial Oversight and Management Board for Puerto Rico, as representative of The Puerto Rico Electric Power Authority, et al., Case No. 17 BK 4780-LTS (D.P.R. July 19, 2017) (Swain, J.)

On July 18, 2017, National, together with other PREPA bondholders, asked the court overseeing PREPA’s Title III bankruptcy proceeding to lift the automatic bankruptcy stay, and permit bondholders to seek appointment of a receiver to oversee PREPA. On September 14, 2017, the court held that PROMESA barred relief from the stay because the appointment of a receiver would (i) interfere with PREPA’s property and governmental powers, and (ii) violate the court’s exclusive jurisdiction over PREPA’s property. The court also held that a comparison of the harms facing both parties pointed towards denying relief from the stay. The bondholders appealed the decision to the First Circuit. As of April 23, 2018, the appeal was fully briefed. The First Circuit has not yet scheduled oral argument.

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

The Official Committee of Unsecured Creditors of the Commonwealth of Puerto Rico, as agent for the Commonwealth of Puerto Rico v. Bettina Whyte, as agent of the Puerto Rico Sales Tax Financing Corporation, Adv. Proc. No. 17-257-LTS in Case No. 17 BK 3283-LTS (D.P.R. Sept. 8, 2017)

On August 10, 2017, the Court approved and entered a Stipulation and Order Approving Procedure to Resolve Commonwealth-COFINA Dispute in the PROMESA Title III proceeding relating to whether sales and use taxes purportedly pledged by COFINA to secure debt are property of the Commonwealth or COFINA under applicable law. On November 16, 2017, National intervened as a Defendant in the adversary proceeding and filed its answer, affirmative defenses, and counterclaims. On December 21, 2017, the Court issued an order, which, inter alia, dismissed without prejudice, certain claims of the intervenors that exceeded the scope of the Commonwealth-COFINA dispute including certain of National’s counterclaims. National’s first counterclaim which seeks a declaratory judgment that the COFINA statutes are constitutional remains a part of this litigation. On January 13, 2018, the Court permitted the Commonwealth Agent to file a second amended complaint. National’s answer was filed on January 30, 2018. The parties filed opening motions for summary judgment on February 21, 2018, opposition briefs on March 14, 2018, and reply briefs on March 21, 2018. National joined each of the COFINA Agent’s summary judgment filings. On April 10, 2018, the Court heard oral argument on motions for summary judgment and took the motions under advisement. The Court has not yet ruled on the motions for summary judgment.

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

Lease Commitments

The Company has a lease agreement for its headquarters in Purchase, New York as well as other immaterial leases for offices in New York, New York and San Francisco, California. The Purchase, New York initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense has been recognized on a straight-line basis since the second quarter of 2014. As of March 31, 2018, total future minimum lease payments remaining on this lease were $35 million.

Note 14: Subsequent Events

Refer to “Note 13: Commitments and Contingencies” for information about legal proceedings that occurred after March 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of MBIA Inc. should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 and the consolidated financial statements and notes thereto included in this Form 10-Q. In addition, this discussion and analysis of financial condition and results of operations includes statements of the opinion of MBIA Inc.’s management which may be forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Refer to “Forward-Looking Statements” and “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 for a further discussion of risks and uncertainties.

INTRODUCTION

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA”, the “Company”, “we”, “us”, or “our”) operates within the financial guarantee insurance industry. MBIA manages its business within three operating segments: 1) United States (“U.S.”) public finance insurance; 2) corporate; and 3) international and structured finance insurance. Our U.S. public finance insurance portfolio is managed through National Public Finance Guarantee Corporation (“National”), our corporate segment is operated through MBIA Inc. and several of its subsidiaries, including our service company, MBIA Services Corporation (“MBIA Services”) and our international and structured finance insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). References to MBIA Inc. generally refer to activities within our corporate segment.

National’s primary objective is to maximize the economics of our existing insured portfolio, including our insured exposure to the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”), through effective surveillance and remediation activity, and by productively managing its investment portfolio. Our corporate segment consists of general corporate activities, including providing support services to MBIA’s operating subsidiaries and asset and capital management. MBIA Corp.’s primary objectives are to satisfy all claims by its policyholders and to maximize future recoveries, if any, for its senior lending and surplus note holders, and then its preferred stock holders. MBIA Corp. is executing this strategy by, among other things, pursuing various actions focused on maximizing the collection of recoveries and reducing and mitigating potential losses on its insurance exposures. We do not expect National or MBIA Corp. to write new business.

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

	Three Months Ended March 31,
In millions except per share amounts	2018	2017
Net income (loss)	$(98)	$(72)
Net income (loss) per diluted share	$(1.12)	$(0.55)
Adjusted net income (loss)(1)	$(61)	$9
Adjusted net income (loss) per diluted share(1)	$(0.69)	$0.07
Cost of shares repurchased	$14	$40

(1) -	Adjusted net income (loss) and adjusted net income (loss) per diluted share are non-GAAP measures. Refer to the following “Results of Operations” section for a discussion of adjusted net income (loss) and adjusted net income (loss) per diluted share and a reconciliation of GAAP net income to adjusted net income (loss) and GAAP net income per diluted share to adjusted net income (loss) per diluted share.

In millions except per share amounts	As of March 31, 2018	As of December 31, 2017
Shareholders’ equity of MBIA Inc.	$1,248	$1,413
Book value per share	13.97	15.44
Adjusted book value per share(1)	28.60	29.32

(1) -	Adjusted book value per share is a non-GAAP measure. Refer to the following “Results of Operations” section for a discussion of adjusted book value and a reconciliation of GAAP book value per share to adjusted book value per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Recent Events

•

On January 1, 2018, Puerto Rico defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $69 million. As of March 31, 2018, National had $3.4 billion of gross insured par outstanding ($3.9 billion of gross insured par outstanding when including accreted interest on insured capital appreciation bonds (“CABs”)) related to Puerto Rico. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

•

In April of 2018, the holder of certain MBIA Inc. warrants exercised its right to purchase 9.94 million shares of MBIA Inc. common stock at an exercise price of $9.59 per share. As a result, the Company issued 1.2 million shares of MBIA Inc. common stock to the holder in accordance with the cashless settlement provision of the warrants.

•

On March 11, 2018, the director of Zohar CDO 2003-1, Limited (“Zohar I”) and Zohar II 2005-1, Limited (“Zohar II”) placed those funds into voluntary bankruptcy proceedings in federal bankruptcy court in the District of Delaware (the “Zohar Funds Bankruptcy Cases”). On April 30, 2018, the debtor funds in the Zohar Funds Bankruptcy Cases filed a motion to approve a settlement (the “Zohar Bankruptcy Settlement Motion”) which, if granted, would establish a process by which the debtor funds, through an independent director and a chief restructuring officer, would work with the original sponsor of the funds to monetize the assets of the debtor funds and repay creditors, including MBIA Corp. However, there can be no assurance that the value of the Zohar I and the Zohar II assets will be sufficient to permit MBIA Corp. to recover all or substantially all of the payments it made on Zohar I and Zohar II.

•

On May 2, 2018, MBIA Inc.’s shareholders ratified an amendment to the Company’s By-Laws, which had been adopted earlier by MBIA Inc.’s Board of Directors. The amendment places restrictions on certain acquisitions of Company stock that otherwise may have increased the likelihood of an ownership change within the meaning of Section 382 of the Internal Revenue Code. The amendment generally prohibits a person from becoming a “Section 382 five-percent shareholder” by acquiring, directly or by attribution, 5% or more of the outstanding shares of the Company’s common stock and will generally restrict existing “Section 382 five-percent shareholders” from increasing their ownership interest under Section 382 by more than one percentage point over their percentage stock ownership immediately prior to the effective date of the amendment or, if lower, their percentage thereafter.

Economic and Financial Market Trends

The U.S. economy continued to improve during the first quarter of 2018. The labor market remained strong and economic activity continued to increase steadily. In addition, U.S. home prices across the country have maintained a positive trajectory over the year. Household spending and business fixed investment have moderated from the strong fourth quarter 2017 levels which were driven by unplanned spending due to the effects of the hurricanes in the third quarter of 2017.

The Federal Open Market Committee (“FOMC”) increased its target for the federal funds rate in March of 2018 by 25 basis points citing the economic factors of a strong labor market and solid economic growth along with low inflation. The FOMC has indicated an expectation of two additional rate increases throughout the rest of 2018. The FOMC stated that it will continue to monitor economic conditions relative to its objectives of maximum employment and 2% inflation as they work towards a relatively gradual normalization of rates. Congress successfully passed comprehensive tax reform in December of 2017 which included a reduction in the corporate federal tax rate to 21%, effective on January 1, 2018. This tax reform, along with Congress’ emphasis on a reduction in regulation, is expected to contribute to continued economic growth.

Economic and financial market trends could impact MBIA’s business outlook and its financial results. Many states and municipalities have experienced growing tax collections that resulted from increased economic activity and higher assessed property valuations. The economic improvement at the state and local level strengthens the credit quality of the issuers of our insured municipal bonds, improves the performance of our insured U.S. public finance portfolio and could reduce the amount of National’s potential incurred losses. In addition, higher projected interest rates could yield increased returns on our Company’s investment portfolio. Also, a decrease in oil prices could have a positive impact on certain sales taxes to the extent consumer spending increases as a result. However, some states and municipalities will experience a decrease in revenues if their economies are reliant on the oil and gas industries.

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

For a discussion of the Company’s critical accounting estimates, refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In addition, refer to “Note 5: Loss and Loss Adjustment Expense Reserves”, “Note 6: Fair Value of Financial Instruments” and “Note 9: Income Taxes” in the Notes to Consolidated Financial Statements for a current description of estimates used in our insurance loss reserving process, information about our financial assets and liabilities that are accounted for at fair value, including valuation techniques and significant inputs and estimates involving income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
In millions except share and per share amounts	2018	2017
Total revenues	$73	$77
Total expenses	169	197

Income (loss) before income taxes	(96)	(120)
Provision (benefit) for income taxes	2	(48)

Net income (loss)	$(98)	$(72)

Net income (loss) per common share:
Basic	$(1.12)	$(0.55)
Diluted	$(1.12)	$(0.55)
Weighted average number of common shares outstanding:
Basic	88,131,373	131,402,465
Diluted	88,131,373	131,402,465

Consolidated total revenues decreased for the three months ended March 31, 2018 compared with the same period of 2017 principally due to (i) unfavorable changes in the fair value of outstanding warrants issued on MBIA Inc. common stock as a result of an increase in the stock price in the first quarter of 2018 compared with a decrease in the first quarter of 2017, (ii) a decrease in net investment income from the accretion of income in the first quarter of 2017 on certain Zohar II notes received in exchange for the sale of MBIA UK Insurance Limited (“MBIA UK”), (iii) lower premium earnings as a result of amortization and refundings of the insured portfolios, and (iv) gains on the extinguishment of debt in the first quarter of 2017 resulting from repurchases of MTNs issued by the Company. These unfavorable changes were partially offset by lower net losses on insured derivatives due to the amortization of transactions, as well as favorable changes in the fair value of our interest rate swaps due to the effect of higher interest rates during the current period.

Consolidated total expenses for the three months ended March 31, 2018 included $72 million of net insurance loss and LAE compared with $94 million for the same period of 2017. The decrease in loss and LAE for the three months ended March 31, 2018 compared with the same period of 2017 was primarily due to a decrease in losses on insured residential mortgage-backed securities (“RMBS”), partially offset by an increase in losses incurred on certain Puerto Rico credits.

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

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
In millions except share and per share amounts	2018		2017
Net income (loss)	$(98)		$(72)
Less: adjusted net income (loss) adjustments:
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(36)		(165)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments(1)	22		32
Foreign exchange gains (losses)(1)	(13)		(7)
Net gains (losses) on sales of investments(1)	(5)		2
Net investment losses related to OTTI	(1)		(2)
Net gains (losses) on extinguishment of debt	-		8
Other net realized gains (losses)	(2)		(1)
Adjusted net income adjustment to the (provision) benefit for income tax (2)	(2)		52

Adjusted net income (loss)	$(61)		$9

Adjusted net income (loss) per diluted common share	(0.69)	(3)	0.07	(4)

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(3) -	Adjusted net income (loss) per diluted common share is calculated by taking adjusted net income (loss) divided by the GAAP weighted average number of diluted common shares outstanding.

(4) -	Adjusted net income (loss) per diluted common share is calculated by taking adjusted net income divided by the weighted average number of diluted common shares outstanding, which includes GAAP diluted weighted average number of common shares of 131,402,465 and the dilutive effect of common stock equivalents of 617,622 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Non-GAAP Adjusted Book Value

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

As of March 31, 2018, ABV per share was $28.60, a decrease from $29.32 as of December 31, 2017. The decrease in ABV per share was primarily driven by losses incurred on certain Puerto Rico exposures, partially offset by a decrease in common shares outstanding from the share repurchases made by the Company during the three months ended March 31, 2018. The following table provides a reconciliation of consolidated book value per share to consolidated ABV per share:

In millions except share and per share amounts	As of March 31, 2018	As of December 31, 2017
Total shareholders’ equity of MBIA Inc.	$1,248	$1,413
Common shares outstanding	89,325,565	91,484,447
Book value per share	$13.97	$15.44
Reverse book value of the MBIA Corp. legal entity(1)	9.32	8.84

Book value after MBIA Corp. legal entity adjustment	23.29	24.28
Other book value adjustments:
Reverse net unrealized (gains) losses on available-for-sale securities included in other comprehensive income (loss)	0.70	0.26
Add net unearned premium revenue(2)	4.61	4.78

Total other book value adjustments per share	5.31	5.04

Adjusted book value per share	$28.60	$29.32

(1) -	The book value of the MBIA Corp. legal entity does not provide significant economic or shareholder value to MBIA Inc.

(2) -	Consists of financial guarantee premiums, net of deferred acquisition costs. The discount rate on financial guarantee installment premiums was the risk-free rate as defined by the accounting principles for financial guarantee insurance contracts.

U.S. Public Finance Insurance

Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of March 31, 2018, National had total insured gross par outstanding of $66.5 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

National continues to surveil and remediate its existing insured portfolio and will seek opportunities to enhance shareholder value using its strong financial resources, while protecting the interests of its policyholders. Certain state and local governments and territory obligors that National insures remain under financial and budgetary stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of the Company’s insured transactions. In particular, Puerto Rico is experiencing significant fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalance, the lack of access to the capital markets, a stagnating local economy, net migration of people out of Puerto Rico and a high debt burden. Although Puerto Rico has tried to address its challenges through various fiscal policies, it continues to experience significant fiscal stress. Also, on September 20, 2017, Hurricane Maria made landfall in Puerto Rico as a Category 4 hurricane resulting in catastrophic damage to much of the island’s basic infrastructure, including its electrical transmission and distribution grid, telecommunications network, housing, roads, bridges, water and sewer systems. On September 21, 2017, the President of the United States approved a Major Disaster Declaration for Puerto Rico and the Federal Emergency Management Agency (“FEMA”) made federal disaster assistance available to Puerto Rico to supplement its recovery efforts. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of stress affecting our insured credits remains uncertain.

The following table presents our U.S. public finance insurance segment results for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Percent
In millions	2018	2017	Change
Net premiums earned	$32	$41	-22%
Net investment income	27	31	-13%
Fees and reimbursements	1	1	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	(6)	4	n/m
Net investment losses related to other-than-temporary impairments	(1)	(2)	-50%

Total revenues	53	75	-29%

Losses and loss adjustment	77	11	n/m
Amortization of deferred acquisition costs	7	8	-13%
Operating	11	17	-35%

Total expenses	95	36	n/m

Income (loss) before income taxes	(42)	39	n/m
Provision (benefit) for income taxes	(9)	12	n/m

Net income (loss)	$(33)	$27	n/m

n/m - Percent change not meaningful.

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for the three months ended March 31, 2018 compared with the same period of 2017 resulted from decreases in scheduled premiums earned of $5 million and refunded premiums earned of $4 million. Scheduled premium earnings declined due to the refunding and maturity of insured issues in prior periods. Refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of scheduled premiums that would have been earned in the current period.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended March 31, 2018 compared with the same period of 2017 was principally due to an increase in net realized losses from the sales of securities from the ongoing management of our U.S. public finance insurance investment portfolio.

LOSS AND LOSS ADJUSTMENT EXPENSES National’s insured portfolio management group within our U.S. public finance insurance segment is responsible for monitoring our U.S. public finance segment’s insured obligations. The level and frequency of monitoring of any insured obligation depends on the type, size, rating and our assessed performance of the insured issue. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information related to the Company’s loss reserves.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents information about our U.S. public finance insurance loss and LAE expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Percent
In millions	2018	2017	Change
Loss and LAE related to actual and expected payments (1)	$81	$11	n/m
Recoveries of actual and expected payments	(1)	-	n/m

Gross losses incurred	80	11	n/m
Reinsurance	(3)	-	n/m

Losses and loss adjustment expenses (benefit)	$77	$11	n/m

(1) -	Loss and LAE with respect to Puerto Rico exposures are reflected net of expected recoveries on such payments.

n/m - Percent change not meaningful.

For the three months ended March 31, 2018 and 2017, losses and LAE primarily related to increases in actual and expected payments on certain Puerto Rico exposures.

The following table presents information about our U.S. public finance insurance loss and LAE reserves and recoverables as of March 31, 2018 and December 31, 2017:

In millions	March 31, 2018	December 31, 2017	Percent Change
Assets:
Insurance loss recoverable	$364	$333	9%
Liabilities:
Gross loss and LAE reserves (1)	574	531	8%
Expected recoveries on unpaid losses	(21)	(19)	11%

Loss and LAE reserves	$553	$512	8%

Insurance loss recoverable - ceded (2)	$14	$12	17%

(1) -	Puerto Rico exposures are reflected net of expected recoveries on such reserves.

(2) -	Reported within “Other liabilities” on our consolidated balance sheets.

Insurance loss recoverable as of March 31, 2018 increased compared with December 31, 2017 primarily as a result of expected recoveries related to claims paid on certain Puerto Rico exposures in 2018. Loss and LAE reserves as of March 31, 2018 increased compared with December 31, 2017 primarily as a result of increases in expected payments net of expected recoveries on those payments related to certain Puerto Rico exposures.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three months ended March 31, 2018 and 2017 are presented in the following table:

	Three Months Ended March 31,		Percent
In millions	2018	2017	Change
Gross expenses	$11	$18	-39%

Amortization of deferred acquisition costs	$7	$8	-13%
Operating	11	17	-35%

Total insurance operating expenses	$18	$25	-28%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three months ended March 31, 2018 compared with the same period of 2017 due to decreases in compensation expense and rating agency fees. Amortization of deferred acquisition costs decreased for the three months ended March 31, 2018 compared with the same period of 2017 due to higher refunding activity in 2017. When an insured obligation refunds, we accelerate any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during the first quarters of 2018 or 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

INSURED PORTFOLIO EXPOSURE Financial guarantee insurance companies use a variety of approaches to assess the underlying credit risk profile of their insured portfolios. National uses both an internally developed credit rating system as well as third-party rating sources in the analysis of credit quality measures of its insured portfolio. In evaluating credit risk, we obtain, when available, the underlying rating(s) of the insured obligation before the benefit of National’s insurance policy from nationally recognized rating agencies, Moody’s Investor Services (“Moody’s”) and Standard & Poor’s Financial Services LLC (“S&P”). Other companies within the financial guarantee industry may report credit quality information based upon internal ratings that would not be comparable to our presentation. We maintain internal ratings on our entire portfolio, and our ratings may be higher or lower than the underlying ratings assigned by Moody’s or S&P.

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of March 31, 2018 and December 31, 2017. CABs are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	March 31, 2018		December 31, 2017
Rating	Amount	%	Amount	%
AAA	$3,833	5.8%	$3,271	4.6%
AA	25,674	38.6%	28,354	39.4%
A	20,808	31.3%	23,530	32.7%
BBB	10,235	15.4%	10,870	15.1%
Below investment grade	5,986	8.9%	5,903	8.2%

Total	$66,536	100.0%	$71,928	100.0%

U.S. Public Finance Insurance Puerto Rico Exposures

The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of March 31, 2018.

In millions	Gross Par Outstanding		Gross Par Outstanding Plus CAB Accreted Interest	Debt Service Outstanding	National Internal Rating
Puerto Rico Electric Power Authority (PREPA)	$1,151		$1,151	$1,607	d
Puerto Rico Commonwealth GO	647	(1)	665	832	d
Puerto Rico Public Buildings Authority (PBA)(2)	188		188	268	d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	528	(1)	528	955	d
Puerto Rico Highway and Transportation Authority - Subordinated Transportation Revenue (PRHTA)	30		30	42	d
Puerto Rico Sales Tax Financing Corporation (COFINA)	684	(1)	1,161	4,170	d
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	68	(1)	69	96	d
University of Puerto Rico System Revenue	82		82	117	d
Inter American University of Puerto Rico Inc.	23		23	31	a3

Total	$3,401		$3,897	$8,118

(1) -	Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy.

(2) -	Additionally secured by the guarantee of the Commonwealth of Puerto Rico.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

On September 20, 2017, Hurricane Maria made landfall in Puerto Rico as a Category 4 hurricane resulting in catastrophic damage to much of the island’s basic infrastructure, including its electrical transmission and distribution grid, telecommunications network, housing, roads, bridges, water and sewer systems. Consequently, many residents of Puerto Rico lacked access to basic necessities such as clean water, food and health care. The lack of passable roads and compromised infrastructure complicated recovery efforts. Given the significant physical barriers to assistance, the Department of Defense took over much of the initial search, rescue and restoration effort. The U.S. Army Corps of Engineers has taken the lead in the effort to rebuild the Island’s infrastructure, in cooperation with FEMA and Puerto Rico. Damage estimates vary widely, but a preliminary report from Moody’s Analytics places the upper bound of the range at $95 billion. This estimate includes lost economic activity and physical damage to infrastructure. Given the numerous estimates of physical damage and the extent of insurance coverage, uninsured damages are not reasonably estimable at this time. On September 21, 2017, the President of the United States approved a Major Disaster Declaration for Puerto Rico and FEMA made federal disaster assistance available to Puerto Rico to supplement its recovery efforts. On October 12, 2017, the House of Representatives passed legislation providing $36.5 billion in emergency disaster assistance for areas of the U.S. impacted by recent hurricanes and wildfires including California, Texas, Louisiana, Florida, Puerto Rico and the U.S. Virgin Islands. This amount includes $4.9 billion in community disaster loans which will be, in part, made available to Puerto Rico. Under the Stafford Act, the legislation that directs federal emergency disaster response, that portion of the $4.9 billion made available to Puerto Rico may be directed to activities that directly mitigate the impacts of the disaster. The measure was approved by the U.S. Senate and has been signed by the President of the United States. As of April 10, 2018, no monies have been advanced to Puerto Rico under this authorization and will not be advanced, pursuant to terms reported to be agreed between Puerto Rico and the U.S. Department of Treasury, unless Puerto Rico’s operating cash balances fall below $1.1 billion. On February 9, 2018, the U.S. Congress approved, and the President of the United States signed into law, a new supplemental spending authorization totaling approximately $90.0 billion to cover necessary expenses related to the consequences of Hurricanes Harvey, Irma and Maria and wildfires that occurred in 2017. Of this amount, Puerto Rico expects to receive federal funds of $18.5 billion for economic development and to rebuild housing and infrastructure on the island. It has also been reported that the funds may be available to repair the island’s power grid. Additionally, upwards of $4.8 billion has been allocated for healthcare. Refer to the following “PREPA” section below for further information about Hurricane Maria’s impact to Puerto Rico.

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

On March 13, 2017, the Oversight Board approved the Governor’s revised long-term fiscal plan, which decreased the 10 year cumulative cash flow by $3.85 billion from $11.6 billion to $7.8 billion (pre-Affordable Care Act (“ACA”) funding and debt service). The certified plan identified fiscal cliffs from an absence of ACA funding, the assumed loss of Act 154 excise taxes, and pension contributions under current law and both fiscal plans suggested similar solutions, including tax reform, improved tax compliance, centralized procurement, headcount reductions, and the extension of the Act 154 excise tax for a period of time. As part of Act 3-2017 passed by the new administration, the Act 154 excise tax was extended until December 31, 2027. Additionally, on April 28, 2017, the Oversight Board certified four instrumentality fiscal plans, including fiscal plans for PREPA and PRHTA, subject to certain requested amendments.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As a result of prior defaults, various stays and the Title III cases, National paid gross claims in the aggregate amount of $39 million, $91 million, $24 million and $173 million against general obligation (“GO”) bonds, PBA bonds and PRHTA bonds, relating to debt service due on January 1, 2018, July 1, 2017, January 1, 2017 and July 1, 2016, respectively. In addition, National paid claims in the aggregate amount of $29 million and $127 million against PREPA bonds relating to debt service due on January 1, 2018 and July 1, 2017, respectively, following the termination of the Restructuring Support Agreement (“RSA”), as further discussed below, on June 29, 2017.

In light of the impact of Hurricane Maria on Puerto Rico, and the resulting inevitable need for Puerto Rico and the Oversight Board to overhaul the Fiscal Plan, on October 6, 2017, National, Assured and Assured Guaranty Municipal Corp. filed a voluntary notice of dismissal, without prejudice, of their adversary complaint regarding the Fiscal Plan and Fiscal Plan Compliance Act. Also, on October 13, 2017, National, together with the other plaintiffs in the filing, voluntarily dismissed without prejudice the adversary complaint filed on August 7, 2017 which sought to compel PREPA to deposit revenues with the bond trustee as required by the terms of the PREPA Trust Agreements, PROMESA and the U.S. Constitution. At its October 31, 2017 meeting, the Oversight Board sought from Puerto Rico and certain of its instrumentalities covered under PROMESA, revised fiscal plans that account for the damage suffered from Hurricane Maria. Puerto Rico and PREPA submitted their updated fiscal plans to the Oversight Board on April 5, 2018, with the goal of certifying the fiscal plans on April 16, 2018. Separately, the University of Puerto Rico and PRHTA also submitted their revised fiscal plans to the Oversight Board on April 5, 2018. The Oversight Board certified these fiscal plans on April 19, 2018.

On January 24, 2018, the Puerto Rico government submitted its draft fiscal plan to the Oversight Board, which reflects the government’s expected economic outlook of Puerto Rico over a five year period after integrating four additional key drivers in the projections: (i) the negative impact of Hurricane Maria, (ii) mitigating impact of disaster relief assistance, (iii) changes to revenue and expense measures, and (iv) the impact of structural reforms. After these four additional key drivers are fully implemented, the draft fiscal plan shows Puerto Rico going from a $3.7 billion surplus to a $3.4 billion deficit (before debt service) over the five year period. Following receipt of the government’s draft fiscal plan, the Oversight Board determined that the proposed fiscal plan was noncompliant with the requirements of PROMESA and, therefore, required certain revisions before certification by the Oversight Board. As a result, the government submitted several revised fiscal plans for Puerto Rico to incorporate the Oversight Board’s comments and the incremental disaster relief funding provided by recent legislation approved by U.S. Congress on February 9, 2018. The latest draft fiscal plan, which was delivered on April 5, 2018, shows that Puerto Rico increased its projected five-year cash surplus to $6.3 billion, but it does not include layoffs or pension cuts that have been urged by the Oversight Board. On April 18, 2018, the Oversight Board delivered its own fiscal plan which shows a $6.7 billion cash flow surplus before debt service during the projection period. The Oversight Board met in Puerto Rico on April 19, 2018 and certified the fiscal plan for Puerto Rico. Additionally, the Oversight Board certified fiscal plans for PRHTA, the University of Puerto Rico and PREPA.

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

I. Bank of New York Mellon Interpleader Action

Following alleged events of default, certain creditors, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”), and the Oversight Board provided COFINA’s Trustee, Bank of New York, with conflicting instructions regarding the application of funds held by the trustee. In addition, certain creditors have sued Bank of New York, for alleged breach of fiduciary duties in connection with the application of funds held by the trustee upon an event of default. As a result, Bank of New York filed an interpleader motion with the court overseeing COFINA’s Title III case, seeking relief from any potential liability brought by creditors and direction from the court as to control and application of approximately $1.2 billion of funds held by the trustee as of April 2, 2018. National has intervened in this matter. Given the complexity of the issues, on May 30, 2017, the judge granted Bank of New York’s interpleader request upon ordering a freeze on disbursements to all bondholders and temporarily setting aside the funds until the dispute can be resolved between the parties. On November 6, 2017, National, along with Ambac Assurance Corporation, filed a joint motion for summary judgment asserting, among other things, that (i) events of default have occurred under the COFINA Resolution requiring payment to senior bondholders before any distribution to subordinate bondholders, and (ii) the COFINA bonds have been accelerated. All summary judgment motions are fully briefed and pending.

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

On December 21, 2017, the Court issued an order limiting the scope of the Commonwealth-COFINA Dispute to whether the sales taxes pledged for repayment of the COFINA bonds are the property of the Commonwealth or COFINA and dismissed without prejudice any claims the Court determined to exceed that scope. On January 13, 2018, the Court granted the Commonwealth Agent leave to file a second amended complaint re-pleading two causes of action that previously had been dismissed as exceeding the scope of the Commonwealth-COFINA Dispute and seeking declarations that the COFINA enabling statutes violate the debt limit, debt priority, and balanced budget clauses of the Puerto Rico Constitution. The COFINA Agent and permitted intervenors, including National, filed answers to the second amended complaint in January of 2018. Motions for summary judgment were filed by the COFINA Agent and the Commonwealth Agent on February 21, 2018. Oral arguments were heard by the Court on the summary judgment motions on April 10, 2018. The Court took the matter under advisement and noted that there would be a discussion of whether constitutional issues should be referred to the Puerto Rico Supreme Court at the April 25, 2018 omnibus hearing. The referral motion was subsequently moved by consent to the May 9, 2018 omnibus hearing.

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

PREPA sustained heavy damage to its infrastructure from the two September 2017 hurricanes and in particular from Hurricane Maria. Its generating assets, located along the coast sustained only minor damage but damage to the transmission and distribution infrastructure was extensive. Power is still out across portions of the island, particularly in the rural inland areas. Lack of power has a knock-on effect of disabling telecommunication and water systems as well. Restoration efforts are being coordinated by the U.S. Army Corps of Engineers under contract with FEMA; monies from FEMA are expected to finance the reconstruction effort. In December of 2017 and continuing into January of 2018, mainland electric crews have arrived in force with equipment and supplies to continue the restoration effort. As of April 23, 2018, PREPA is reporting approximately 97% of its customers have had power restored and many of the mainland crews have started to withdraw from Puerto Rico.

The PREPA revised Fiscal Plan certified on April 19, 2018 calls for a wholesale transformation of PREPA to at least a partially privatized entity. Specifics regarding implementation and the impact on creditors were not detailed or readily apparent in the Plan.

PRHTA

On May 21, 2017, upon the expiration of the PROMESA stay, the Oversight Board commenced a Title III case for PRHTA. On June 3, 2017, National, together with Assured and Assured Guaranty Municipal Corp., filed an adversary proceeding in the PRHTA’s Title III case. The complaint seeks to enforce the special revenue protections of the Bankruptcy Code which are incorporated into PROMESA. These provisions ensure, among other things, that (i) current tax and toll revenues remain subject to liens and (ii) the automatic stay resulting from a filing of a Title III petition does not stay or limit application of these pledged special revenues to the repayment of PRHTA debt. Motions to dismiss were filed on June 28, 2017, and oral arguments were heard on November 21, 2017. The court took the matter under advisement, but ordered a supplemental briefing, which was submitted on November 28, 2017. On January 30, 2018, the judge granted the motions to dismiss the monolines’ PRHTA-related adversary proceeding. On February 9, 2018, National, together with Assured, Assured Guaranty Municipal Corp. and Financial Guaranty Insurance Company, filed their notice of appeal of the motions to dismiss to the United States Court of Appeals for the First Circuit. The appellant’s brief must be filed by May 21, 2018. The appellee’s brief is due on June 20, 2018.

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

Other

Other than Inter American University of Puerto Rico Inc., S&P, Fitch Ratings and/or Moody’s have downgraded the ratings of all Puerto Rico issuers to below investment grade with a negative outlook due to ongoing economic pressures, which will weigh on Puerto Rico’s ability to meet debt and other funding obligations, potentially driving bondholder recovery rates lower as restructuring the island’s debt burden unfolds. Additionally, subsequent to the declaration of a state of emergency and suspension of debt service payments by the then Governor of Puerto Rico, S&P revised its rating for Puerto Rico, its GO, PREPA and PRHTA’s subordinated transportation revenue bonds, series 1998, state infrastructure bank, to “D” (default). On June 6, 2017, S&P further downgraded COFINA from “CC” to “D” based on court motions that directed the trustee to withhold scheduled monthly payments until property interest disputes have been resolved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following tables presents our scheduled gross debt service due on our Puerto Rico insured exposures for the nine months ending December 31, 2018, for each of the subsequent four years ending December 31 and thereafter:

	Nine Months Ending December 31, 2018	2019	2020	2021	2022	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$90	$177	$115	$140	$140	$945	$1,607
Puerto Rico Commonwealth GO	78	154	223	82	19	276	832
Puerto Rico Public Buildings Authority (PBA)	12	24	10	24	9	189	268
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	19	27	26	27	27	829	955
Puerto Rico Highway and Transportation Authority — Subordinated Transportation Revenue (PRHTA)	4	1	1	1	9	26	42
Puerto Rico Sales Tax Financing Corporation (COFINA)	-	-	-	-	-	4,170	4,170
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	4	16	16	3	2	55	96
University of Puerto Rico System Revenue	5	7	7	7	6	85	117
Inter American University of Puerto Rico Inc.	3	2	3	3	3	17	31

Total	$215	$408	$401	$287	$215	$6,592	$8,118

Corporate

Our corporate segment consists of general corporate activities, including providing support services to MBIA Inc.’s subsidiaries as well as asset and capital management. Support services are provided by our service company, MBIA Services, and include, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. Capital management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiaries, MBIA Global Funding, LLC (“GFL”) and MBIA Investment Management Corp (“IMC”). MBIA Inc. issued debt to finance the operations of the MBIA group. GFL raised funds through the issuance of medium-term notes (“MTNs”) with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. The Company has ceased issuing new MTNs and investment agreements and the outstanding liability balances and corresponding asset balances have declined over time as liabilities matured, terminated or were called or repurchased. All of the debt within the corporate segment is managed collectively and is serviced by available liquidity.

The following table summarizes the consolidated results of our corporate segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Percent
In millions	2018	2017	Change
Net investment income	$9	$9	-%
Fees	11	15	-27%
Net gains (losses) on financial instruments at fair value and foreign exchange	3	16	-81%
Net gains (losses) on extinguishment of debt	-	8	-100%
Other net realized gains (losses)	(2)	(1)	100%

Total revenues	21	47	-55%

Operating	15	19	-21%
Interest	24	22	9%

Total expenses	39	41	-5%

Income (loss) before income taxes	(18)	6	n/m
Provision (benefit) for income taxes	(33)	(4)	n/m

Net income (loss)	$15	$10	50%

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended March 31, 2018 compared with the same period of 2017 was primarily due to unfavorable changes in the fair value of the outstanding warrants issued on MBIA Inc. common stock as a result of an increase in MBIA’s stock price in the first quarter of 2018 compared with a decrease in MBIA’s stock price in the first quarter of 2017, as well as foreign exchange losses on Euro denominated liabilities from the weakening of the U.S. dollar. Partially offsetting these unfavorable variances was an increase in fair value gains on our interest rate swaps due to an increase in interest rates during the period.

NET GAINS (LOSSES) ON EXTINGUISHMENT OF DEBT The net gains on extinguishment of debt for the three months ended March 31, 2017 primarily related to gains from purchases at discounts of MTNs issued by the Company.

OPERATING EXPENSES Operating expenses decreased for the three months ended March 31, 2018 compared with the same period of 2017 primarily due to decreases in compensation expense, primarily as a result of lower headcount.

INTEREST EXPENSE Interest expense increased for the three months ended March 31, 2018 compared with the same period of 2017 due to the purchase by National in the fourth quarter of 2017 of $129 million principal amount of MBIA Inc. 5.700% Senior Notes due 2034 that were previously repurchased by MBIA Inc. and had not been retired.

PROVISION (BENEFIT) FOR INCOME TAXES The benefit for income taxes for the three months ended March 31, 2018 was driven by a decrease to the valuation allowance that was established against the Corporate segment’s net deferred tax asset in the second quarter of 2017. The decrease primarily relates to the portion of the 2015 tax year escrow deposit that was released to MBIA Inc. in the first quarter of 2018. Refer to “Note 9: Income Taxes” in the Notes to the Consolidated Financial Statements for further information about taxes.

International and Structured Finance Insurance

Our international and structured finance insurance portfolios are managed through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, non-U.S. public finance and global structured finance insured obligations when due or, in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise. Effective on January 10, 2017, MBIA Corp.’s wholly-owned subsidiary, MBIA UK (Holdings) Limited (“MBIA UK Holdings”), sold its operating subsidiary, MBIA UK to Assured Guaranty Corp. (“Assured”), a subsidiary of Assured Guaranty Ltd.

MBIA Corp. has insured sovereign-related and sub-sovereign bonds, privately issued bonds used for the financing of utilities, toll roads, bridges, airports, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, and leases for equipment, aircraft and real estate property. We no longer insure new credit derivative contracts except for transactions related to the restructuring or reduction of existing derivative exposure. MBIA Insurance Corporation insures the investment contracts written by MBIA Inc., and if MBIA Inc. or such subsidiaries were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would be required to make such payments under its insurance policies. MBIA Insurance Corporation also insured debt obligations of other affiliates, including GFL, IMC and MZ Funding LLC (“MZ Funding”). MBIA Corp. has also written insurance policies guaranteeing the obligations under credit default swap (“CDS”) contracts of an affiliate, LaCrosse Financial Products, LLC and certain other derivative contracts. Certain policies cover payments potentially due under CDS, including termination payments that may become due in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS or derivative contracts by the insured counterparty or by the guarantor. MBIA Insurance Corporation provides reinsurance to MBIA Mexico S.A. de C.V. (“MBIA Mexico”).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our international and structured finance insurance segment results for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Percent
In millions	2018	2017	Change
Net premiums earned	$10	$12	-17%
Net investment income	1	16	-94%
Fees and reimbursements	14	8	75%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(19)	(31)	-39%
Unrealized gains (losses) on insured derivatives	14	(22)	n/m

Net change in fair value of insured derivatives	(5)	(53)	-91%
Net gains (losses) on financial instruments at fair value and foreign exchange	(7)	(3)	133%
Other net realized gains (losses)	1	4	-75%
Revenues of consolidated VIEs:
Net investment income	8	6	33%
Net gains (losses) on financial instruments at fair value and foreign exchange	4	(33)	-112%
Other net realized gains (losses)	-	28	-100%

Total revenues	26	(15)	n/m

Losses and loss adjustment	(5)	83	-106%
Amortization of deferred acquisition costs	8	10	-20%
Operating	5	8	-38%
Interest	31	29	7%
Expenses of consolidated VIEs:
Operating	2	2	-%
Interest	21	18	17%

Total expenses	62	150	-59%

Income (loss) before income taxes	(36)	(165)	-78%
Provision (benefit) for income taxes	(5)	(57)	-91%

Net income (loss)	$(31)	$(108)	-71%

n/m - Percent change not meaningful.

As of March 31, 2018, MBIA Corp.’s total insured gross par outstanding was $14.8 billion.

On January 20, 2017, MBIA Corp. was presented with and fully satisfied a claim of $770 million (the “Zohar II Claim”) on an insurance policy it had written insuring certain notes issued by Zohar II. In order to satisfy the claim, MBIA Corp. used approximately $60 million from its own resources and executed the following two related transactions: 1) MBIA UK Holdings sold its operating subsidiary, MBIA UK, and made a cash payment of $23 million, to Assured, in exchange for the receipt by MBIA UK Holdings of certain Zohar II notes owned by Assured, which had an aggregate outstanding principal amount of $347 million as of January 10, 2017, which notes were distributed as a dividend to MBIA Corp. upon completion of the sale of MBIA UK; and 2) MBIA Corp. executed a financing facility (the “Facility”) with affiliates of certain holders of 14% Fixed-to-Floating Rate Surplus Notes of MBIA Corp. (collectively, the “Senior Lenders”), and with MBIA Inc., pursuant to which the Senior Lenders provided $325 million of senior financing and MBIA Inc. provided $38 million of subordinated financing to MZ Funding a newly formed wholly-owned subsidiary of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. In addition, we generate net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Percent
In millions	2018	2017	Change
Net premiums earned:
Non-U.S.	$8	$9	-11%
U.S.	2	3	-33%

Total net premiums earned	$10	$12	-17%

VIEs (eliminated in consolidation)	$1	$2	-50%

Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Net premiums earned decreased for the three months ended March 31, 2018 compared with the same period of 2017 primarily due to decreases in scheduled premiums from the maturity and early settlements of insured transactions with no writings of new insurance policies.

NET INVESTMENT INCOME Net investment income for the three months ended March 31, 2017 primarily related to the accretion to par value of certain Zohar II notes received in exchange for the sale of MBIA UK to Assured on January 10, 2017.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES Realized losses on insured derivatives include payments made net of premiums and fees earned and salvage received. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and scheduled amortizations. For the three months ended March 31, 2018 and 2017, realized losses on insured derivatives primarily resulted from claim payments on commercial mortgage-backed securities exposure.

For the three months ended March 31, 2018, unrealized gains on insured derivatives was principally the result of par amortization partially offset by the effects of favorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities. For the three months ended March 31, 2017, unrealized losses on insured derivatives were principally the result of the effects of favorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its insured derivatives. As of March 31, 2018 and December 31, 2017, the fair value of MBIA Corp.’s insured CDS liability was $49 million and $63 million, respectively. As of March 31, 2018, MBIA Corp. had $107 million of gross par outstanding on an insured credit derivative compared with $127 million as of December 31, 2017.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses on financial instruments and foreign exchange for the three months ended March 31, 2018 and 2017 were primarily related to losses from foreign currency revaluations of loss reserves on Mexican policies as a result of the weakening of the U.S. dollar.

OTHER NET REALIZED GAINS (LOSSES) Other net realized gains (losses) for the three months ended March 31, 2017 were primarily related to a gain recorded to adjust the carrying value of MBIA UK to its fair value less costs to sell. On January 10, 2017, MBIA UK was sold to Assured.

REVENUES OF CONSOLIDATED VIEs For the three months ended March 31, 2018, total revenues of consolidated VIEs were $12 million compared with $1 million for the same period of 2017. The increase in revenues of consolidated VIEs was primarily due to fair value net gains on assets and liabilities of consolidated VIEs in the first quarter of 2018 compared with net losses in the first quarter of 2017 from changes in credit spreads. Fair value net gains in 2018 primarily related to higher values on assets resulting from changes in estimated cash flows. We elected to record at fair value certain instruments that are consolidated under accounting guidance for consolidation of VIEs, and as such, changes in fair value are reflected in earnings. In addition, net investment income of consolidated VIEs increased due to higher interest rates on assets compared with the first quarter of 2017. Partially offsetting these increases in revenues was a gain from the consolidation of a VIE recorded during the first quarter of 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Summary of Financial Guarantee Insurance Losses and LAE

The following table presents information about our financial guarantee insurance losses and LAE recorded in accordance with GAAP for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Percent
In millions	2018	2017	Change
Losses and LAE related to actual and expected payments	$(6)	$60	-110%
Recoveries of actual and expected payments	1	24	-96%

Gross losses incurred	(5)	84	-106%
Reinsurance	-	(1)	-100%

Losses and loss adjustment expenses (1)	$(5)	$83	-106%

(1) -	As a result of consolidation of VIEs, these amounts include the elimination of loss and LAE of ($8) million and $45 million for the three months ended March 31, 2018 and 2017, respectively.

For the three months ended March 31, 2018, losses and LAE primarily related to decreases in losses on insured RMBS transactions, partially offset by increases in expected losses on collateralized debt obligations (“CDO”) transactions.

For the three months ended March 31, 2017, losses and LAE primarily related to increases in expected payments on insured RMBS transactions and decreases in projected collections from excess spread within insured RMBS securitizations.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and reserves as of March 31, 2018 and December 31, 2017.

In millions	March 31, 2018	December 31, 2017	Percent Change
Assets:
Insurance loss recoverable	$166	$178	-7%
Reinsurance recoverable on paid and unpaid losses (1)	6	14	-57%
Liabilities:
Gross loss and LAE reserves	468	482	-3%
Expected recoveries on unpaid losses	(15)	(16)	-6%

Loss and LAE reserves	$453	$466	-3%

(1) -	Reported within “Other assets” on our consolidated balance sheets.

Payment of a claim in November of 2015 on MBIA Corp.’s policy insuring the class A-1 and A-2 notes issued by Zohar I and satisfying the Zohar II Claim entitles MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. On March 11, 2018, the director of Zohar I and Zohar II commenced the Zohar Funds Bankruptcy Cases. On April 30, 2018, the debtor funds in the Zohar Funds Bankruptcy Cases filed the Zohar Bankruptcy Settlement Motion, which, if granted, would establish a process by which the debtor funds, through an independent director and a chief restructuring officer, would work with the original sponsor of the funds to monetize the Zohar Assets and repay creditors, including MBIA Corp. As of March 31, 2018, the recoveries of Zohar I and Zohar II are included in “Loans receivable at fair value” which are presented in “Assets of consolidated variable interest entities” on our consolidated balance sheets. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a further discussion on the Zohar I and Zohar II recoveries.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three months ended March 31, 2018 and 2017 are presented in the following table:

	Three Months Ended March 31,		Percent
In millions	2018	2017	Change
Gross expenses	$5	$8	-38%

Amortization of deferred acquisition costs	$8	$10	-20%
Operating	5	8	-38%

Total insurance operating expenses	$13	$18	-28%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three months ended March 31, 2018 compared with the same period of 2017 primarily due to decreases in compensation expense. Operating expenses decreased for the three months ended March 31, 2018 compared with the same period of 2017 primarily due to decreases in gross expenses.

The decrease in the amortization of deferred acquisition costs for the three months ended March 31, 2018 compared with the same period of 2017 was due to lower refunding activity in 2018. We did not defer a material amount of policy acquisition costs during the first quarters of 2018 or 2017. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

INTEREST EXPENSE OF CONSOLIDATED VIEs For the three months ended March 31, 2018, total interest expense of consolidated VIEs increased compared with the same period of 2017 primarily due to interest expense from the Facility.

International and Structured Finance Insurance Portfolio Exposures

Credit Quality

The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of March 31, 2018 and December 31, 2017, 32% and 33%, respectively, of our international and structured finance insured portfolio, was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

Selected Portfolio Exposures

The following is a summary of selected significant exposures within our residential mortgage insured portfolio of our international and structured finance insurance segment. In addition, as of March 31, 2018, MBIA Corp. insured $419 million of CDOs and related instruments. We may experience considerable incurred losses and future expected payments in certain of these sectors. There can be no assurance that the loss reserves described below will be sufficient or that we will not experience losses on transactions on which we currently have no loss reserves, in particular if the economy deteriorates. We may seek to purchase, directly or indirectly, obligations guaranteed by MBIA Corp. or seek to commute policies. The amount of insurance exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time, and other considerations. In some cases, these activities may result in a reduction of loss reserves, but in all cases they are intended to limit our ultimate losses and reduce the future volatility in loss development on the related policies. Our ability to purchase guaranteed obligations and to commute policies will depend on management’s assessment of available liquidity.

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

The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of March 31, 2018 and December 31, 2017. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of
Collateral Type	March 31, 2018	December 31, 2017	Percent Change
HELOC Second-lien	$906	$975	-7%
CES Second-lien	968	1,037	-7%
Alt-A First-lien(1)	1,074	1,078	-%
Subprime First-lien	488	512	-5%
Prime First-lien	18	19	-5%

Total	$3,454	$3,621	-5%

(1) - Includes international exposure of $261 million and $245 million as of March 31, 2018 and December 31, 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance and International and Structured Finance Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. Currently, we do not intend to use reinsurance to decrease the insured exposure in our portfolio. The following table presents information about our reinsurance agreements as of March 31, 2018 for our U.S. public finance and international and structured finance insurance segments.

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable(1)
Assured Guaranty Re Ltd.	AA (Stable Outlook)	WR(2)	$1,222	$27	$4
Assured Guaranty Corp.	AA (Stable Outlook)	A3 (Stable Outlook)	998	-	15
Overseas Private	AA+	Aaa	288	-	-
Investment Corporation	(Stable Outlook)	(Stable Outlook)
Others	A+ or above	WR	86	3	-

Total			$2,594	$30	$19

(1) -	Total reinsurance recoverable is primarily recoverables on unpaid losses.
(2) -	Represents a withdrawal of ratings.

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

As of March 31, 2018, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $2.6 billion compared with $2.7 billion as of December 31, 2017. As of March 31, 2018, $2.0 billion of the ceded par outstanding was ceded from our U.S. public finance insurance segment and $590 million was ceded from our international and structured finance insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2018 and 2017 are presented in the following table:

	Three Months Ended March 31,
In millions	2018	2017
Income (loss) before income taxes	$(96)	$(120)
Provision (benefit) for income taxes	$2	$(48)
Effective tax rate	-2.1%	40.0%

For the three months ended March 31, 2018, our effective tax rate applied to our loss before income taxes was lower than the U.S. statutory tax rate of 21% primarily due to the full valuation allowance on the changes in our net deferred tax asset and an adjustment to our alternative minimum tax credit receivable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

In June of 2017, S&P downgraded the financial strength rating of National, which led the Company to cease its efforts to actively pursue writing new financial guarantee business. In addition to National’s cessation of new business activity, there was an increase in loss and LAE due to changes in assumptions on certain Puerto Rico credits. As a result of the increase in loss and LAE, the Company has a three-year cumulative loss, which is considered significant negative evidence in the assessment of its ability to use its net deferred tax asset. In addition, the Company considered all available positive and negative evidence as required by GAAP, to estimate if sufficient taxable income will be generated to use its net deferred tax asset. After considering all positive and negative evidence, including the Company’s inability to objectively identify and forecast future sources of taxable income, the Company concluded that it does not have sufficient positive evidence to support its ability to use its net deferred tax asset before it expires. As of March 31, 2018 and December 31, 2017, the Company’s valuation allowance against its net deferred tax asset was $809 million and $770 million, respectively. For a discussion of the full valuation allowance recorded in 2017, refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National and potential future sources of taxable income to be identified by the Company. Accordingly, the Company will continue to re-evaluate its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future.

For the three months ended March 31, 2017, our effective tax rate applied to our loss before income taxes was higher than the U.S. statutory rate of 35% primarily due to the fluctuation of the value of nondeductible warrants issued by the Company and tax-exempt income.

Refer to “Note 9: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, surplus notes issued by MBIA Corp., and the Facility issued by MZ Funding. Total capital resources were $3.1 billion and $3.2 billion as of March 31, 2018 and December 31, 2017, respectively. MBIA Inc. uses its capital resources to support the business activities of its subsidiaries. As of March 31, 2018, MBIA Inc.’s investment in subsidiaries totaled $2.1 billion.

In addition to scheduled debt maturities, from time to time, we reduce unsecured debt through calls or repurchases. MBIA Inc. or National may also repurchase outstanding MBIA Inc. common shares when we deem it beneficial to our shareholders. MBIA Inc. also supports the MTN and investment agreement obligations issued by the Company. We seek to maintain sufficient liquidity and capital resources to meet the Company’s general corporate needs and debt service. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient cash to satisfy its debt obligations and its general corporate needs over time from distributions from its operating subsidiaries; however, there can be no assurance that MBIA Inc. will have sufficient cash to do so. In addition, the Company may also consider raising third-party capital. Refer to “Capital, Liquidity and Market Related Risk Factors” in Part I, Item 1A of Form 10-K for the year ended December 31, 2017 and the “Liquidity—Corporate Liquidity” section included herein for additional information about MBIA Inc.’s liquidity.

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

Equity securities

The Company’s and National’s share repurchases that were authorized under share repurchase programs, for the three months ended March 31, 2018 and 2017, are presented in the following table:

In millions except per share amounts	Three Months Ended March 31,
	2018	2017
Number of shares repurchased	2.0	4.8
Average price paid per share	$7.25	$8.31
Remaining authorization as of March 31	$236	$48

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

Debt securities

During the three months ended March 31, 2018, we repurchased $20 million par value outstanding of GFL MTNs issued by our corporate segment at approximately 100% of par value.

Warrants

In April of 2018, the holder of certain MBIA Inc. warrants exercised its right to purchase 9.94 million shares of MBIA Inc. common stock at an exercise price of $9.59 per share. As a result, the Company issued 1.2 million shares of MBIA Inc. common stock to the holder in accordance with the cashless settlement provision of the warrants.

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

National

Capital and Surplus

National reported total statutory capital of $2.7 billion as of March 31, 2018, compared with $2.8 billion as of December 31, 2017. As of March 31, 2018, statutory capital comprised $2.2 billion of policyholders’ surplus and $565 million of contingency reserves. National had a statutory net loss of $1 million for the three months ended March 31, 2018. As of March 31, 2018, National’s unassigned surplus was $1.6 billion.

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

National had positive earned surplus as of March 31, 2018, from which it may pay dividends, subject to the limitations described above. We expect the as-of-right declared and paid dividend amounts from National to be limited to prior year net investment income for the foreseeable future.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National’s CPR and components thereto, as of March 31, 2018 and December 31, 2017 are presented in the following table:

In millions	As of March 31, 2018	As of December 31, 2017
Policyholders’ surplus	$2,169	$2,166
Contingency reserves	565	594

Statutory capital	2,734	2,760
Unearned premiums	554	585
Present value of installment premiums (1)	163	164

Premium resources (2)	717	749
Net loss and LAE reserves (1)	201	227
Salvage reserves	428	387

Gross loss and LAE reserves	629	614

Total claims-paying resources	$4,080	$4,123

(1) - Calculated using a discount rate of 3.25% as of March 31, 2018 and December 31, 2017.

(2) - Includes financial guarantee and insured credit derivative related premiums.

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation reported total statutory capital of $455 million as of March 31, 2018 compared with $464 million as of December 31, 2017. As of March 31, 2018, statutory capital comprised $223 million of policyholders’ surplus and $232 million of contingency reserves. As of December 31, 2017, statutory capital comprised $237 million of policyholders’ surplus and $227 million of contingency reserves. For the three months ended March 31, 2018, MBIA Insurance Corporation had a statutory net loss of $10 million. MBIA Insurance Corporation’s policyholders’ surplus included negative unassigned surplus of $1.8 billion as of March 31, 2018 and 2017. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred.

As of March 31, 2018, MBIA Insurance Corporation recognized estimated recoveries of $407 million, net of reinsurance on a statutory basis related to put-back claims against Credit Suisse and $197 million related to excess spread recoveries on RMBS, net of reinsurance. These excess spread recoveries represented 43% of MBIA Insurance Corporation’s statutory capital as of March 31, 2018. In addition, MBIA Insurance Corporation has recorded recoveries related to CDOs. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.

Under NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Reductions in the contingency reserve may be recognized based on excess reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As a result of regulatory approved reductions, MBIA Insurance Corporation’s contingency reserves of $232 million as of March 31, 2018 represented reserves on 31 of the 250 outstanding credits insured by MBIA Insurance Corporation.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. As of March 31, 2018, MBIA Corp. met the required minimum surplus of $65 million. Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of March 31, 2018, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of March 31, 2018, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. Under NYIL, MBIA Insurance Corporation is required to maintain admitted assets greater than the aggregate amount of liabilities and outstanding capital stock. As of March 31, 2018, MBIA Insurance Corporation’s admitted assets did not exceed the aggregate amount of its liabilities and outstanding capital stock. If MBIA Insurance Corporation is not in compliance with the above mentioned requirements, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.

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

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s 14% Fixed-to-Floating Rate Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of April 15, 2018, the most recent scheduled interest payment date, there was $661 million of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of March 31, 2018, MBIA Insurance Corporation had negative “free and divisible surplus,” of $68 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

MBIA Corp.’s CPR and components thereto, as of March 31, 2018 and December 31, 2017 are presented in the following table:

	As of March 31,	As of December 31,
In millions	2018	2017
Policyholders’ surplus	$223	$237
Contingency reserves	232	227

Statutory capital	455	464
Unearned premiums	193	195
Present value of installment premiums (1) (4)	192	192

Premium resources (2)	385	387
Net loss and LAE reserves (1)	(801)	(792)
Salvage reserves (3)	1,425	1,428

Gross loss and LAE reserves	624	636

Total claims-paying resources	$1,464	$1,487

(1) - Calculated using a discount rate of 5.20% as of March 31, 2018 and December 31, 2017.

(2) - Includes financial guarantee and insured credit derivative related premiums.

(3) - This amount primarily consists of expected recoveries related to the Company’s CDOs, excess spread and put-backs.

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

National Liquidity

The primary sources of cash available to National are:

•	principal and interest receipts on assets held in its investment portfolio, including proceeds from the sale of assets;

•	recoveries associated with insurance loss payments; and

•	installment premiums.

The primary uses of cash by National are:

•	payments of operating expenses, taxes and funding purchases of MBIA Inc. shares;

•	loss payments and loss adjustment expenses on insured transactions; and

•	payments of dividends.

As of March 31, 2018 and December 31, 2017, National held cash and investments of $3.5 billion and $3.6 billion, respectively, of which $343 million and $228 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.

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

Corporate Liquidity

The primary sources of cash available to MBIA Inc. are:

•	dividends from National;

•	release of funds under the tax sharing agreement;

•	available cash and liquid assets not subject to collateral posting requirements;

•	principal and interest receipts on assets held in its investment portfolio, including proceeds from the sale of assets; and

•	access to capital markets.

The primary uses of cash by MBIA Inc. are:

•	servicing outstanding unsecured corporate debt obligations and MTNs;

•	meeting collateral posting requirements under investment agreements and derivative arrangements;

•	payments related to interest rate swaps;

•	payments of operating expenses; and

•	funding share repurchases and debt buybacks.

As of March 31, 2018 and December 31, 2017, the liquidity positions of MBIA Inc. which included cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds for general corporate purposes, excluding the amounts held in escrow under its tax sharing agreement, were $419 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

During the three months ended March 31, 2018, $18 million was released to MBIA Inc. under the MBIA group tax sharing agreement and related tax escrow account (“Tax Escrow Account”). In addition, $90 million was returned to National as a result of National’s 2017 financial results. The releases were pursuant to the terms of the tax sharing agreement following the expiration of National’s two-year NOL carry-back period under U.S. tax rules. National’s tax escrow payment of $108 million for the 2016 tax year is not eligible for release or return until National’s 2018 tax liability is calculated. There can be no assurance that any future payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc. due to deductible or creditable tax attributes of those subsidiaries and/or the market value performance of the assets supporting the Tax Escrow Account.

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

MBIA Corp. Liquidity

The primary sources of cash available to MBIA Corp. are:

•	recoveries associated with insurance loss payments;

•	installment premiums and fees; and

•	principal and interest receipts on assets held in its investment portfolio, including the proceeds from the sale of assets.

The primary uses of cash by MBIA Corp. are:

•	loss and LAE or commutation payments on insured transactions;

•	repayment of the Facility;

•	payments of operating expenses; and

•

payment of principal and interest related to its surplus notes, if and to the extent approved by the NYSDFS. Refer to “Capital Resources – Insurance Statutory Capital” for a discussion on the non-approval of requests to the NYSDFS to pay interest on its surplus notes.

As of March 31, 2018 and December 31, 2017, MBIA Corp. held cash and investments of $252 million and $271 million, respectively, of which $130 million and $145 million, respectively, were cash and cash equivalents or short-term investments comprised of money market funds and municipal, U.S. agency and corporate bonds that were immediately available to MBIA Insurance Corporation.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

MBIA Corp. has recorded expected excess spread recoveries of $220 million as of March 31, 2018 associated with insured RMBS issues, including recoveries related to consolidated VIEs. MBIA Corp. has also recorded expected recovery amounts related to its claims against Credit Suisse for ineligible mortgage loans included in an MBIA Corp. insured RMBS transaction. In addition, MBIA Insurance Corporation has recorded recoveries related to CDOs. There can be no assurance that it will be successful or not be delayed in realizing these recoveries. During the three months ended March 31, 2018, MBIA Corp. collected $17 million from insured RMBS transactions related to excess spread recoveries.

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Percent Change
In millions	2018	2017
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(101)	$(486)	-79%
Investing activities	191	311	-39%
Financing activities	(95)	139	n/m
Effect of exchange rate changes on cash and cash equivalents	-	1	-100%
Cash and cash equivalents—beginning of period	146	187	-22%

Cash and cash equivalents—end of period	$141	$152	-7%

n/m -	Percent change not meaningful.

Operating activities

Net cash used by operating activities decreased for the three months ended March 31, 2018 compared with the same period of 2017 primarily due to a decrease in losses and LAE paid of $383 million.

Investing activities

Net cash provided by investing activities decreased for the three months ended March 31, 2018 compared with the same period of 2017 primarily due to an increase in purchases of available-for-sale (“AFS”) investments of $425 million and a decrease in paydowns and maturities of AFS investments of $75 million, partially offset by an increase in sales of AFS investments of $380 million.

Financing activities

Net cash used by financing activities increased for the three months ended March 31, 2018 compared with net cash provided by financing activities for the same period of 2017 primarily resulted from proceeds received from the Facility of $328 million in 2017, partially offset by a decrease in principal paydowns of VIE notes of $38 million, a decrease in principal paydowns of MTNs of $35 million, and a decrease in purchases of treasury stock of $16 million.

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

The following table presents our investment portfolio as of March 31, 2018 and December 31, 2017.

In millions	As of March 31, 2018	As of December 31, 2017	Percent Change
Available-for-sale investments(1)
U.S. public finance insurance
Amortized cost	$3,098	$3,150	-2%
Unrealized net gain (loss)	(91)	(72)	26%

Fair value	3,007	3,078	-2%

Corporate
Amortized cost	931	1,078	-14%
Unrealized net gain (loss)	31	49	-37%

Fair value	962	1,127	-15%

International and structured finance insurance
Amortized cost	168	210	-20%
Unrealized net gain (loss)	7	8	-13%

Fair value	175	218	-20%

Total available-for-sale investments:
Amortized cost	4,197	4,438	-5%
Unrealized net gain (loss)	(53)	(15)	n/m

Total available-for-sale investments at fair value	4,144	4,423	-6%

Investments carried at fair value(2)
U.S. public finance insurance	241	174	39%
Corporate	51	56	-9%
International and structured finance insurance	29	-	n/m

Total investments carried at fair value	321	230	40%

Other investments at amortized cost:
U.S. public finance insurance	1	2	-50%

Consolidated investments at carrying value	$4,466	$4,655	-4%

(1) -	Unrealized gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive income in shareholders’ equity.

(2) -	Changes in fair value and realized gains and losses from the sale of these investments are reflected in net income. As a result of the adoption of ASU 2016-01, March 31, 2018 balances include money market securities. As of December 31, 2017, money market securities were reported in AFS investments.

n/m -	Percent change not meaningful.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of March 31, 2018, the weighted average credit quality ratings and percentage of investment grade of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are presented in the following table:

	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Total
Weighted average credit quality ratings	A	Aa	Aa	Aa
Investment grade percentage	95%	99%	88%	96%

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

As of March 31, 2018, Insured Investments at fair value represented $414 million or 9% of consolidated investments, of which $319 million or 7% of consolidated investments were Company-Insured Investments. As of March 31, 2018, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of March 31, 2018, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 6% of the total consolidated investment portfolio.

Contractual Obligations

For a discussion of the Company’s contractual obligations, refer to “Liquidity-Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes in contractual obligations since December 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposures relate to changes in interest rates, foreign exchange rates, credit spreads and MBIA Inc. stock price that affect the fair value of its financial instruments, primarily investment securities, MTNs, investment agreement liabilities, certain derivative instruments and other liabilities. The Company’s investments are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. government bonds, corporate bonds, MBS and asset-backed securities. In periods of rising and/or volatile interest rates, foreign exchange rates, credit spreads and changes in MBIA Inc. common stock price, profitability could be adversely affected should the Company have to liquidate these securities. MBIA minimizes its exposure to interest rate risk, foreign exchange risk, credit spread and MBIA Inc. stock price movement through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities. For a discussion of our quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes in market risk since December 31, 2017.

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

Item 1A. Risk Factors

The following should be read in conjunction with and supplements the risk factors described under Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of March 31, 2018, National had $3.4 billion of gross insured par outstanding ($3.9 billion of gross insured par outstanding when including accreted interest on insured capital appreciation bonds) related to Puerto Rico. Puerto Rico may be unable or unwilling to pay their obligations as and when due, in which case National would be required to pay claims of unpaid principal and interest when due under its insurance policies, which could be material. On January 1, 2018, Puerto Rico defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $69 million as a result. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National would experience losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part I Financial Information, Item 2 of this Form 10-Q for additional information on our Puerto Rico exposures.

Legal, Regulatory and Other Risk Factors

An ownership change under Section 382 of the Internal Revenue Code could have materially adverse tax consequences.

In connection with transactions in our shares from time to time, we may in the future experience an “ownership change” within the meaning of Section 382 of the Internal Revenue Code. In general terms, an ownership change may result from transactions increasing the aggregate ownership of certain stockholders in our stock by more than 50 percentage points over a testing period (generally three years). If an ownership change were to occur, our ability to use certain tax attributes, including certain losses, credits, deductions or tax basis, may be limited. On May 2, 2018, MBIA Inc.’s shareholders ratified an amendment to the Company’s By-Laws, which had been adopted earlier by MBIA Inc.’s Board of Directors. The amendment places restrictions on certain acquisitions of Company stock that otherwise may have increased the likelihood of an ownership change within the meaning of Section 382. The amendment generally prohibits a person from becoming a “Section 382 five-percent shareholder” by acquiring, directly or by attribution, 5% or more of the outstanding shares of the Company’s common stock and will generally restrict existing “Section 382 five-percent shareholders” from increasing their ownership interest under Section 382 by more than one percentage point over their percentage stock ownership immediately prior to the effective date of the amendment or, if lower, their percentage thereafter. Nevertheless, there can be no assurance that MBIA Inc. will not undergo an ownership change at a time when these limitations could have a materially adverse effect on the Company’s financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 3, 2017, the Company’s Board of Directors authorized the repurchase by the Company or National of up to $250 million of its outstanding shares under a new share repurchase authorization. During the three months ended March 31, 2018, we repurchased 2 million common shares of MBIA Inc. at an average share price of $7.25 under the November 3, 2017 repurchase program.

The table below presents repurchases made by the Company in each month during the first quarter of 2018:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions)
January	718,088	$7.35	699,980	$245
February	1,263,194	7.19	1,261,731	236
March	44,084	8.38	-	236

	2,025,366	$7.27	1,961,711	$236

(1) -	18,108 shares in January and 44,026 shares in March were repurchased by the Company in open market transactions for settling awards under the Company’s long-term incentive plans. 1,463 shares in February and 58 shares in March were purchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.

Item 6. Exhibits

31.1.	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (ii) the Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2018; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: May 9, 2018	/s/ Anthony McKiernan
Anthony McKiernan
Chief Financial Officer

Date: May 9, 2018	/s/ Joseph R. Schachinger
Joseph R. Schachinger
Controller (Chief Accounting Officer)