Form 10-Q
period 2018-06-30
MBIA INC
filed 2018-08-08
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 2, 2018, 90,689,339 shares of Common Stock, par value $1 per share, were outstanding.

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

•

the possibility that MBIA Insurance Corporation will have inadequate liquidity or resources to timely pay claims as a result of higher than expected losses on certain insured transactions or as a result of a delay or failure in collecting expected recoveries, which could lead the New York State Department of Financial Services (“NYSDFS”) to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the New York Insurance Law and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders;

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	June 30, 2018	December 31, 2017
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $3,665 and $3,728)	$3,615	$3,712
Investments carried at fair value	225	200
Investments pledged as collateral, at fair value (amortized cost $37 and $147)	36	148
Short-term investments, at fair value (amortized cost $479 and $589)	478	589
Other investments (includes investments at fair value of $- and $4)	1	6

Total investments	4,355	4,655
Cash and cash equivalents	179	122
Premiums receivable	349	369
Deferred acquisition costs	87	95
Insurance loss recoverable	1,359	511
Other assets	167	128
Assets of consolidated variable interest entities:
Cash	18	24
Investments held-to-maturity, at amortized cost (fair value $892 and $916)	890	890
Investments carried at fair value	169	182
Loans receivable at fair value	683	1,679
Loan repurchase commitments	415	407
Other assets	28	33

Total assets	$8,699	$9,095

Liabilities and Equity
Liabilities:
Unearned premium revenue	$678	$752
Loss and loss adjustment expense reserves	1,035	979
Long-term debt	2,184	2,121
Medium-term notes (includes financial instruments carried at fair value of $149 and $115)	761	765
Investment agreements	312	337
Derivative liabilities	189	262
Other liabilities	205	165
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $981 and $1,069)	2,220	2,289

Total liabilities	7,584	7,670

Commitments and contingencies (Refer to Note 13: Commitments and Contingencies)
Equity:
Preferred stock, par value $1 per share; authorized shares--10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares--400,000,000; issued shares--283,625,689 and 283,717,973	284	284
Additional paid-in capital	3,154	3,171
Retained earnings	1,018	1,095
Accumulated other comprehensive income (loss), net of tax of $7 and $16	(255)	(19)
Treasury stock, at cost--192,963,698 and 192,233,526 shares	(3,098)	(3,118)

Total shareholders’ equity of MBIA Inc.	1,103	1,413
Preferred stock of subsidiary	12	12

Total equity	1,115	1,425

Total liabilities and equity	$8,699	$9,095

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Premiums earned:
Scheduled premiums earned	$29	$28	$52	$56
Refunding premiums earned	7	16	24	37

Premiums earned (net of ceded premiums of $1, $1, $3 and $3)	36	44	76	93
Net investment income	34	37	65	89
Fees and reimbursements	-	6	6	8
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(25)	(3)	(44)	(34)
Unrealized gains (losses) on insured derivatives	18	6	32	(16)

Net change in fair value of insured derivatives	(7)	3	(12)	(50)
Net gains (losses) on financial instruments at fair value and foreign exchange	22	(61)	13	(44)
Net investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	-	(54)	-	(54)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	(1)	43	(2)	41

Net investment losses related to other-than-temporary impairments	(1)	(11)	(2)	(13)
Net gains (losses) on extinguishment of debt	-	-	-	8
Other net realized gains (losses)	-	34	(1)	37
Revenues of consolidated variable interest entities:
Net investment income	8	6	16	12
Net gains (losses) on financial instruments at fair value and foreign exchange	13	14	17	(19)
Other net realized gains (losses)	(93)	-	(93)	28

Total revenues	12	72	85	149
Expenses:
Losses and loss adjustment	59	170	131	264
Amortization of deferred acquisition costs	4	8	8	15
Operating	19	32	39	61
Interest	52	50	103	98
Expenses of consolidated variable interest entities:
Operating	3	3	5	5
Interest	21	19	41	36

Total expenses	158	282	327	479

Income (loss) before income taxes	(146)	(210)	(242)	(330)
Provision (benefit) for income taxes	-	1,019	2	971

Net income (loss)	$(146)	$(1,229)	$(244)	$(1,301)

Net income (loss) per common share:
Basic	$(1.64)	$(9.78)	$(2.75)	$(10.13)
Diluted	$(1.64)	$(9.78)	$(2.75)	$(10.13)
Weighted average number of common shares outstanding:
Basic	89,131,760	125,653,189	88,865,272	128,511,897
Diluted	89,131,760	125,653,189	88,865,272	128,511,897

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(146)	$(1,229)	$(244)	$(1,301)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	(14)	44	(57)	4
Provision (benefit) for income taxes	-	6	5	-

Total	(14)	38	(62)	4
Reclassification adjustments for (gains) losses included in net income (loss)	-	(3)	(1)	(5)
Provision (benefit) for income taxes	-	1	-	-

Total	-	(4)	(1)	(5)
Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	17	(47)	23	(34)
Provision (benefit) for income taxes	-	(5)	-	-

Total	17	(42)	23	(34)
Reclassification adjustments for (gains) losses included in net income (loss)	-	-	1	2
Provision (benefit) for income taxes	-	-	-	1

Total	-	-	1	1
Foreign currency translation:
Foreign currency translation gains (losses)	1	-	2	144
Provision (benefit) for income taxes	-	-	-	21

Total	1	-	2	123
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	(18)	-	(32)	-

Total	(18)	-	(32)	-

Total other comprehensive income (loss)	(14)	(8)	(69)	89

Comprehensive income (loss)	$(160)	$(1,237)	$(313)	$(1,212)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Six Months Ended June 30, 2018

(In millions except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’ Equity	Preferred Stock of Subsidiary		Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	of MBIA Inc.	Shares	Amount	Equity
Balance, December 31, 2017	283,717,973	$284	$3,171	$1,095	$(19)	(192,233,526)	$(3,118)	$1,413	1,315	$12	$1,425

ASU 2016-01 transition adjustment	-	-	-	164	(164)	-	-	-	-	-	-
ASU 2018-02 transition adjustment	-	-	-	3	(3)	-	-	-	-	-	-
Net income (loss)	-	-	-	(244)	-	-	-	(244)	-	-	(244)
Other comprehensive income (loss)	-	-	-	-	(69)	-	-	(69)	-	-	(69)
Share-based compensation	(92,284)	-	4	-	-	(46,081)	-	4	-	-	4
Treasury shares issued for warrant exercises	-	-	(21)	-	-	1,277,620	34	13	-	-	13
Treasury shares acquired under share repurchase program	-	-	-	-	-	(1,961,711)	(14)	(14)	-	-	(14)

Balance, June 30, 2018	283,625,689	$284	$3,154	$1,018	$(255)	(192,963,698)	$(3,098)	$1,103	1,315	$12	$1,115

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Premiums, fees and reimbursements received	$26	$32
Investment income received	112	127
Insured derivative commutations and losses paid	(44)	(34)
Financial guarantee losses and loss adjustment expenses paid	(116)	(497)
Proceeds from recoveries and reinsurance	32	91
Operating and employee related expenses paid	(52)	(77)
Interest paid, net of interest converted to principal	(83)	(101)
Income taxes (paid) received	(1)	-

Net cash provided (used) by operating activities	(126)	(459)

Cash flows from investing activities:
Purchases of available-for-sale investments	(1,158)	(738)
Sales of available-for-sale investments	1,064	987
Paydowns and maturities of available-for-sale investments	181	277
Purchases of investments at fair value	(96)	(118)
Sales, paydowns and maturities of investments at fair value	108	138
Sales, paydowns and maturities (purchases) of short-term investments, net	185	(177)
Paydowns and maturities of loans receivable	88	137
Consolidation of variable interest entities	-	18
Deconsolidation of variable interest entities	(7)	-
(Payments) proceeds for derivative settlements	(14)	(48)
Collateral (to) from counterparties	-	4
Other investing	-	(23)

Net cash provided (used) by investing activities	351	457

Cash flows from financing activities:
Proceeds from investment agreements	5	4
Principal paydowns of investment agreements	(28)	(33)
Principal paydowns of medium-term notes	(36)	(55)
Proceeds from the MBIA Corp. Financing Facility	-	328
Principal paydowns of variable interest entity notes	(100)	(183)
Purchases of treasury stock	(15)	(79)
Other financing	-	(3)

Net cash provided (used) by financing activities	(174)	(21)

Net increase (decrease) in cash and cash equivalents	51	(23)
Cash and cash equivalents—beginning of period	146	187

Cash and cash equivalents—end of period	$197	$164

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(244)	$(1,301)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	16	27
Deferred acquisition costs	9	14
Unearned premium revenue	(74)	(97)
Loss and loss adjustment expense reserves	57	512
Insurance loss recoverable	(9)	(653)
Accrued interest payable	70	45
Accrued expenses	(14)	(19)
Unrealized (gains) losses on insured derivatives	(32)	16
Net (gains) losses on financial instruments at fair value and foreign exchange	(30)	63
Other net realized (gains) losses	94	(65)
Deferred income tax provision (benefit)	1	970
Interest on variable interest entities, net	12	19
Other operating	18	10

Total adjustments to net income (loss)	118	842

Net cash provided (used) by operating activities	$(126)	$(459)

Supplementary Disclosure of Consolidated Cash Flow Information
Non-cash investing activities:
Non-cash consideration received from the sale of MBIA UK Insurance Limited	$-	$332

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

Business Developments

Financial Strength Ratings

In June of 2017, Standard & Poor’s Financial Services LLC (“S&P”) downgraded the financial strength rating of National which made it difficult for National to compete with higher-rated competitors. Therefore, at that time, National ceased its efforts to actively pursue writing new financial guarantee business. The Company then terminated its agreements with S&P, Kroll Bond Rating Agency (“Kroll”) and Moody’s Investors Services (“Moody’s”) to provide financial strength ratings to MBIA Inc. and certain of its subsidiaries. S&P and Kroll subsequently withdrew all of their ratings. On January 17, 2018, Moody’s downgraded the financial strength rating of National to Baa2 from A3 with a stable outlook, affirmed the financial strength rating of MBIA Corp. at Caa1 with a developing outlook, downgraded MBIA Inc.’s rating to Ba3 with a stable outlook from Ba1 with a negative outlook, and affirmed the financial strength rating of MBIA Mexico S.A. de C.V. (“MBIA Mexico”) at Caa1/B3.mx with a developing outlook. Moody’s, at its discretion and in the absence of a contract with the Company, continues to maintain ratings on MBIA Inc. and its subsidiaries.

Stock Warrants

In April and June of 2018, the holder of certain MBIA Inc. warrants exercised its right to purchase, in total, 11.85 million shares of MBIA Inc. common stock at an exercise price of $9.59 per share. As a result, the Company issued a total of 1.3 million shares of MBIA Inc. common stock to the holder in accordance with the cashless settlement provision of the warrants. As of June 30, 2018, there were no warrants outstanding.

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

In particular, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) are experiencing significant fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalance, the lack of access to the capital markets, a stagnating local economy, net migration of people out of Puerto Rico and a high debt burden. Although Puerto Rico has tried to address its challenges through various fiscal policies, it continues to experience significant fiscal stress. On January 1, 2018 and July 1, 2018, Puerto Rico defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $276 million. Puerto Rico continues in its efforts to rebuild its infrastructure and to otherwise recover from the impact of Hurricane Maria in 2017, aided in part by the Federal Emergency Management Agency and other federal agencies. The extent and duration of such aid is inherently uncertain, and the necessary and greater involvement of the federal government, through its actions to deliver disaster relief and other support services, in addition to the evolving role of the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”) and the role of Puerto Rico in its own recovery, heightens political risk in connection with the restructuring of legacy debt. This risk could lead the Oversight Board, Puerto Rico or the federal government to seek to extract greater concessions from creditors based on the uncertainty of Puerto Rico’s long term recovery prospects. In this event, losses at National on select Puerto Rico exposures could increase materially.

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

Zohar and RMBS Recoveries

Payment of claims totaling $919 million in November of 2015 and January of 2017, on MBIA Corp.’s policies insuring the class A-1 and A-2 notes issued by Zohar CDO 2003-1, Limited (“Zohar I”) and insuring certain notes issued by Zohar II 2005-1, Limited (“Zohar II”), entitles MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. MBIA Corp. anticipates that the primary source of the recoveries will come from the monetization of the assets of Zohar I and Zohar II, which include, among other things, loans made to, and equity interests in, companies purportedly controlled by the sponsor and former collateral manager of Zohar I and Zohar II (the “Zohar Sponsor”) (all the assets of Zohar I and Zohar II, the “Zohar Assets”). On March 11, 2018, the then-director of Zohar I and Zohar II placed those funds into voluntary bankruptcy proceedings in federal bankruptcy court in the District of Delaware (the “Zohar Funds Bankruptcy Cases”). On May 21, 2018, the Court granted the Zohar funds’ motion to approve a settlement (the “Zohar Bankruptcy Settlement”) which established a process by which the debtor funds, through an independent director and a chief restructuring officer, will work with the original sponsor of the funds to monetize the Zohar Assets and repay creditors, including MBIA Corp. In addition, the Zohar Bankruptcy Settlement provides for a stay of all pending litigation between the parties for a minimum of fifteen months. Subsequent to the Zohar Bankruptcy Settlement, the Company deconsolidated Zohar I and Zohar II as variable interest entities (“VIEs” or “VIE”) and, as of June 30, 2018, salvage and subrogation recoveries related to Zohar I and Zohar II are reported within “Insurance loss recoverable” on the Company’s consolidated balance sheet. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of the Zohar funds. Notwithstanding the Zohar Bankruptcy Settlement, there can be no assurance that the value of the Zohar Assets will be sufficient to permit MBIA Corp. to recover all or substantially all of the payments it made on Zohar I and Zohar II.

MBIA Corp. also projects to collect excess spread from insured residential mortgage-backed securities (“RMBS”), and to recover proceeds from Credit Suisse Securities (USA) LLC, DLJ Mortgage Capital, Inc. and Select Portfolio Servicing Inc. (collectively, “Credit Suisse”) arising from its failure to repurchase ineligible loans that were included in a Credit Suisse sponsored RMBS transaction. However, the amount and timing of these collections and recoveries are uncertain.

Failure to collect a substantial amount of its expected recoveries could impede MBIA Corp.’s ability to make payments when due on other policies. MBIA Corp. believes that if the New York State Department of Financial Services (“NYSDFS”) concludes at any time that MBIA Insurance Corporation will not be able to pay its policyholder claims, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the New York Insurance Law and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the NYSDFS.

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

The results of operations for the three and six months ended June 30, 2018 may not be indicative of the results that may be expected for the year ending December 31, 2018. The December 31, 2017 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in the prior year’s financial statements to conform to the current presentation. This includes a change in the classification of certain cash receipts and cash payments on the Company’s consolidated statement of cash flows as required under Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230)”. This classification change affected “Interest paid, net of interest converted to principal”, in operating cash flows, and “Principal paydowns of investment agreements” and “Principal paydowns of medium-term notes”, in financing cash flows, on the Company’s consolidated statement of cash flows for the prior period. In addition, the Company revised disclosures for the three and six months ended June 30, 2017 to correct an error related to VIE notes for which the fair value option was elected. Refer to the “Fair Value Option” section of “Note 6: Fair Value of Financial Instruments” for additional information about this disclosure revision. Such reclassifications and revisions did not materially impact total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3: Recent Accounting Pronouncements (continued)

Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01)

In January of 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires certain equity investments other than those accounted for under the equity method of accounting or result in consolidation of the investee to be measured at fair value with changes in fair value recognized in net income, and permits an entity to measure equity investments that do not have readily determinable fair values at cost less any impairment plus or minus adjustments for certain changes in observable prices. An entity is also required to evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale (“AFS”) debt securities in combination with the entity’s other deferred tax assets. ASU 2016-01 requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability that results from a change in the instrument-specific credit risk for financial liabilities that the entity has elected to measure at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 was effective for interim and annual periods beginning January 1, 2018. As such, the Company reclassed a loss of $162 million from retained earnings to accumulated other comprehensive income (“AOCI”) related to the instrument-specific credit risk portion of financial liabilities measured at fair value in accordance with the fair value option. In addition, the Company reclassed net unrealized gains of $2 million from AOCI to retained earnings related to equity investments. As of June 30, 2018 and December 31, 2017, the Company had a full valuation allowance against its deferred tax asset.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $2.2 billion, as of June 30, 2018 and $3.2 billion and $2.3 billion, respectively, as of December 31, 2017. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. In May of 2018, the Court overseeing the Zohar Funds Bankruptcy Cases approved the Zohar Bankruptcy Settlement, which concerns two entities that the Company had consolidated as VIEs. As a result, the Company deconsolidated these two VIEs and recorded a $93 million loss within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statement of operations. The loss resulted from the difference between the fair value of the VIE assets that were deconsolidated and the Company’s current estimate of salvage and subrogation recoveries from those VIEs under insurance accounting. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information about the Zohar Bankruptcy Settlement. No additional VIEs were consolidated during the six months ended June 30, 2018.

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

Nonconsolidated VIEs

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of June 30, 2018 and December 31, 2017, through its insurance operations. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs as of June 30, 2018 and December 31, 2017. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees, CDS contracts and any investments in obligations issued by nonconsolidated VIEs.

	June 30, 2018
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)
Insurance:
Global structured finance:
Mortgage-backed residential	$6,187	$3,396	$19	$20	$149	$19	$361
Mortgage-backed commercial	139	67	-	-	-	-	-
Consumer asset-backed	4,787	798	-	3	1	3	10
Corporate asset-backed	3,909	1,447	-	10	839	11	-

Total global structured finance	15,022	5,708	19	33	989	33	371
Global public finance	15,317	2,352	-	10	-	12	-

Total insurance	$30,339	$8,060	$19	$43	$989	$45	$371

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

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

Certain local governments remain under financial and budgetary stress and a few have filed for protection under title 11 of the United States Code (the “Bankruptcy Code”), or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. In the case of Puerto Rico, certain credits that the Company insures have filed petitions for covered instrumentalities under Title III of the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), which incorporates by reference provisions from the Bankruptcy Code. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments in greater amounts on the Company’s insured transactions. The filing for protection under the Bankruptcy Code or entering state statutory proceedings does not necessarily result in a default or indicate that an ultimate loss will occur. Refer to “Note 1: Business Development and Risk and Uncertainties”, for further information on the Company’s Puerto Rico exposures.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

RMBS Case Basis Reserves (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies, excluding those on consolidated VIEs. The Company’s first-lien RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company’s second-lien RMBS case basis reserves relate to RMBS backed by home equity lines of credit and closed-end second mortgages. The Company calculated RMBS case basis reserves as of June 30, 2018 for both first and second-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for additional information regarding the Company’s Roll Rate Methodology for its RMBS case basis reserves.

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

Excess Spread

Excess spread within insured RMBS securitizations is the difference between interest inflows on mortgage loan collateral and interest outflows on the insured RMBS notes. The aggregate amount of excess spread depends on the future loss trends, which include future delinquency trends, average time to charge-off/liquidate delinquent loans, the future spread between Prime and the LIBOR interest rates, and borrower refinancing behavior (which may be affected by changes in the interest rate environment) that results in voluntary prepayments. Minor deviations in loss trends and voluntary prepayments may substantially impact the amounts collected from excess spread. Excess spread also includes subsequent recoveries on previously charged-off loans associated with insured second-lien RMBS securitizations.

Second-lien Put-Back Claims Related to Ineligible Loans

The Company has settled the majority of the Company’s put-back claims relating to the inclusion of ineligible loans in securitizations it insured. Only its claims against Credit Suisse remain outstanding. Credit Suisse has challenged the Company’s assessment of the ineligibility of individual mortgage loans and the dispute is the subject of litigation for which there is no assurance that the Company will prevail. The Company’s settlement amounts on its prior put-back claims have been consistent with the put-back recoveries that had been included in the Company’s financial statements at the times preceding the settlements. Based on the Company’s assessment of the strength of its contractual put-back rights against Credit Suisse, as well as on its prior settlements with other sellers/servicers and success of other monolines’ put-back settlements, the Company believes it will prevail in enforcing its contractual rights and that it is entitled to collect the full amount of its incurred losses.

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and “Note 13: Commitments and Contingencies” for further information about the Company’s litigation with Credit Suisse.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Zohar Recoveries

MBIA Corp. will seek to recover the payments it made (plus interest and expenses) with respect to Zohar I and Zohar II. MBIA Corp. anticipates that the primary source of the recoveries will come from the monetization of the Zohar Assets as anticipated in the Zohar Bankruptcy Settlement. As of June 30, 2018, the Company no longer consolidates the Zohar funds as VIEs and estimated recoveries from Zohar I and Zohar II are included in “Insurance loss recoverable” on the Company’s consolidated balance sheet. As of March 31, 2018 and December 31, 2017, the fair value of the assets of Zohar I and Zohar II are included in “Loans receivable at fair value” under “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. Refer to “Note 1: Business Developments and Risks and Uncertainties” for additional information about the estimated Zohar recoveries. Notwithstanding the procedures agreed to in the Zohar Bankruptcy Settlement, there can be no assurance that the value of the Zohar Assets will be sufficient to permit MBIA Corp. to recover all or substantially all of the payments it made on Zohar I and Zohar II.

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

Summary of Loss and LAE Reserves and Recoveries

The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidated VIEs, which are included in the Company’s consolidated balance sheets as of June 30, 2018 and December 31, 2017 are presented in the following table:

	As of June 30, 2018		As of December 31, 2017
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves	Insurance loss recoverable	Loss and LAE reserves
U.S. Public Finance Insurance	$365	$610	$333	$512

International and Structured Finance Insurance:
Before VIE eliminations(1)	1,455	657	1,478	710
VIE eliminations(1)	(461)	(232)	(1,300)	(243)

Total international and structured finance insurance	994	425	178	467

Total	$1,359	$1,035	$511	$979

(1) -	Includes loan repurchase commitments of $415 million and $407 million as of June 30, 2018 and December 31, 2017, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Changes in Loss and LAE Reserves

The Company’s recoveries are based on either salvage rights, the rights conferred to MBIA through the transactional documents (inclusive of the insurance agreements), or subrogation rights embedded within financial guarantee insurance policies. Expected salvage and subrogation recoveries, as well as recoveries from other remediation efforts, reduce the Company’s claim liability. Once a claim payment has been made, the claim liability has been satisfied and MBIA’s right to recovery is no longer considered an offset to future expected claim payments, the right to recovery is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected estimated future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of the claim liability for a given policy. The gross claim liability and gross potential recoveries reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

The following table presents changes in the Company’s loss and LAE reserves for the six months ended June 30, 2018. Changes in loss reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in amount and timing of estimated claim payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of June 30, 2018, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 2.67%. LAE reserves are generally expected to be settled within a one-year period and are not discounted. As of June 30, 2018 and December 31, 2017, the Company’s gross loss and LAE reserves included $75 million and $66 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Six Months Ended June 30, 2018
Gross Loss and LAE Reserves as of December 31, 2017	Loss Payments	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other(1)	Gross Loss and LAE Reserves as of June 30, 2018
$979	$(100)	$12	$15	$112	$7	$9	$1	$1,035

(1) -	Primarily changes in amount and timing of payments.

The increase in the Company’s gross loss and LAE reserves during the six months ended June 30, 2018 was primarily related to certain Puerto Rico exposures.

Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the six months ended June 30, 2018. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Six Months Ended June 30, 2018
In millions	Gross Reserve as of December 31, 2017	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions		Other(1)	Gross Reserve as of June 30, 2018
Insurance loss recoverable	$511	$(29)	$6	$(18)	$885	(2)	$4	$1,359
Recoveries on unpaid losses (3)	35	-	-	(1)	(1)		-	33

Total	$546	$(29)	$6	$(19)	$884		$4	$1,392

(1) -	Primarily changes in amount and timing of collections.

(2) -	Includes amounts which have been paid and are expected to be recovered in the future.

(3) -	As of June 30, 2018 and December 31, 2017, excludes Puerto Rico recoveries which have been netted against reserves.

The increase in the Company’s insurance loss recoverable reflected in the preceding table was primarily due to the re-establishment of recoveries for Zohar I and Zohar II upon deconsolidation during the second quarter of 2018.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Loss and LAE Activity

For three months ended and six months ended June 30, 2018, losses and LAE incurred primarily related to increases in actual and expected payments on Puerto Rico exposures.

For three months ended June 30, 2017, losses and LAE incurred primarily related to increases in expected payments on certain Puerto Rico exposures.

For six months ended June 30, 2017, incurred loss and LAE activity related to certain Puerto Rico exposures and insured RMBS securitizations.

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended June 30, 2018 and 2017, gross LAE related to remediating insured obligations were $9 million and $15 million, respectively. For the six months ended June 30, 2018 and 2017, gross LAE related to remediating insured obligations were $22 million and $27 million, respectively.

Surveillance Categories

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of June 30, 2018:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	66	20	-	277	363
Number of issues (1)	17	6	-	114	137
Remaining weighted average contract period (in years)	7.2	8.2	-	9.4	8.8
Gross insured contractual payments outstanding: (2)
Principal	$2,075	$262	$-	$6,004	$8,341
Interest	2,374	132	-	5,636	8,142

Total	$4,449	$394	$-	$11,640	$16,483

Gross Claim Liability (3)	$-	$-	$-	$1,128	$1,128
Less:
Gross Potential Recoveries (4)	-	-	-	1,793	1,793
Discount, net (5)	-	-	-	(355)	(355)

Net claim liability (recoverable)	$-	$-	$-	$(310)	$(310)

Unearned premium revenue	$6	$4	$-	$73	$83
Reinsurance recoverable on paid and unpaid losses (6)					$19

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	The gross claim liability with respect to Puerto Rico exposures are net of expected recoveries for policies in a net payable position.

(4) -	Gross potential recoveries with respect to certain Puerto Rico exposures are net of the claim liability for policies in a net recoverable position.

(5) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

(6) -	Included in “Other assets” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2017:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	89	5	1	280	375
Number of issues (1)	20	4	1	119	144
Remaining weighted average contract period (in years)	7.4	4.3	8.7	9.7	8.9
Gross insured contractual payments outstanding: (2)
Principal	$2,764	$13	$104	$6,083	$8,964
Interest	2,676	3	46	5,756	8,481

Total	$5,440	$16	$150	$11,839	$17,445

Gross Claim Liability (3)	$-	$-	$-	$1,082	$1,082
Less:
Gross Potential Recoveries (4)	-	-	-	782	782
Discount, net (5)	-	-	-	(178)	(178)

Net claim liability (recoverable)	$-	$-	$-	$478	$478

Unearned premium revenue	$9	$-	$4	$77	$90
Reinsurance recoverable on paid and unpaid losses (6)					$17

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	The gross claim liability with respect to Puerto Rico exposures are net of expected recoveries for policies in a net payable position.

(4) -	Gross potential recoveries with respect to certain Puerto Rico exposures are net of the claim liability for policies in a net recoverable position.

(5) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

(6) -	Included in “Other assets” on the Company’s consolidated balance sheets.

The change from a net claim liability as of December 31, 2017 to a net claim recoverable as of June 30, 2018 is due to the fact that the Company no longer consolidates the Zohar funds as VIEs and estimated recoveries from Zohar I and Zohar II are included in “Insurance loss recoverable” on the Company’s consolidated balance sheet. As of March 31, 2018 and December 31, 2017, gross potential recoveries exclude the recoveries of Zohar I and Zohar II that are included in “Loans receivable at fair value” which are presented in “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments

Fair Value Measurement

Financial Assets

Financial assets held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically, the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company, along with its third-party portfolio manager, reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company and its third-party portfolio manager believe a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, its third-party portfolio manager will obtain a price from another third-party provider or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of June 30, 2018 or December 31, 2017. All challenges to third-party prices are reviewed by staff of the Company as well as its third-party portfolio manager with relevant expertise to ensure reasonableness of assumptions. A pricing analysis is reviewed and approved by the Company’s valuation committee.

Financial Liabilities (excluding derivative liabilities)

Financial liabilities, excluding derivative liabilities, issued by the Company primarily consist of debt issued for general corporate purposes within its corporate segment, medium-term notes (“MTNs”), investment agreements and debt issued by consolidated VIEs. The majority of the financial liabilities that the Company has elected to fair value or that require fair value reporting or disclosures are valued based on the estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for similar products. These valuations include adjustments for expected nonperformance risk of the Company.

Derivative Liabilities

The Company’s derivative liabilities are primarily interest rate swaps and an insured credit derivative. The Company’s insured credit derivative contract is a non-traded structured credit derivative transaction and since it is highly customized, there is generally no observable market for this derivative. The Company estimates its fair value in a hypothetical market based on an internal model that incorporates market or estimated prices of similar securities that are obtained for all collateral within a transaction, the present value of the market-implied potential loss and nonperformance risk. The Company reviews its valuation model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise.

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

Fixed-Maturity Securities Held as Available-For-Sale, Investments Carried at Fair Value, Investments Pledged as Collateral and Short-term Investments

These investments include investments in U.S. Treasury and government agencies, state and municipal bonds, foreign governments, corporate obligations, mortgage-backed securities (“MBS”), asset-backed securities, money market securities, and perpetual debt and equity securities.

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

Investments based on quoted market prices of identical investments in active markets are classified as Level 1 of the fair value hierarchy. Level 1 investments generally consist of U.S. Treasury and government agency, money market securities and perpetual debt and equity securities. Quoted market prices of investments in less active markets, as well as investments which are valued based on other than quoted prices for which the inputs are observable, such as interest rate yield curves, are categorized in Level 2 of the fair value hierarchy. Investments that contain significant inputs that are not observable are categorized as Level 3.

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

Other Assets

VIEs consolidated by the Company have entered into a derivative instrument consisting of a cross currency swap. The cross currency swap is entered into to manage the variability in cash flows resulting from fluctuations in foreign currency rates. The fair value of the VIE derivative is determined based on inputs from unobservable cash flows projection of the derivative, discounted using observable discount rates. As the significant inputs are unobservable, the derivative contract is categorized in Level 3 of the fair value hierarchy.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Medium-term Notes at Fair Value

The Company has elected to measure certain MTNs at fair value on a recurring basis. The fair values of certain MTNs are based on quoted market prices provided by third-party sources, where available. When quoted market prices are not available, the Company applies a matrix pricing grid to determine fair value based on the quoted market prices received for similar instruments and considering the MTNs’ stated maturity and interest rate. Nonperformance risk is included in the quoted market prices and the matrix pricing grid. MTNs are categorized in Level 3 of the fair value hierarchy.

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

The Company also has other derivative liabilities as a result of a commutation that occurred in 2014. The fair value of the derivative is determined using a discounted cash flow model. Key inputs include unobservable cash flows projected over the expected term of the derivative. As the significant inputs are unobservable, the derivative contract is categorized in Level 3 of the fair value hierarchy.

Other Liabilities

Stock warrants issued by the Company are valued using the Black-Scholes model and are recorded at fair value. Inputs into the warrant valuation include the Company’s stock price, the strike price of the warrant, time to expiration, a volatility parameter, interest rates, and dividend data. As all significant inputs are market-based and observable, warrants are categorized in Level 2 of the fair value hierarchy. As of June 30, 2018, there were no warrants outstanding.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

In millions	Fair Value as of June 30, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$683	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee(1)	-17% - 54% (-1%)
Loan repurchase commitments	415	Discounted cash flow	Recovery rates(2)
			Breach rates(2)
Liabilities of consolidated VIEs:
Variable interest entity notes	389	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 60% (37%)
Credit derivative liabilities:
CMBS	31	Direct Price Model	Nonperformance risk	54% - 54% (54%)
Other derivative liabilities	4	Discounted cash flow	Cash flows	$0 - $49 ($25)(3)

(1) -	Negative percentage represents financial guarantee policies in a receivable position.

(2) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(3) -	Midpoint of cash flows are used for the weighted average.

In millions	Fair Value as of December 31, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,679	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee(1)	-25% - 35% (-2%)
		Multiples of EBITDA	Multiples(2)
Loan repurchase commitments	407	Discounted cash flow	Recovery rates(3)
			Breach rates(3)
Liabilities of consolidated VIEs:
Variable interest entity notes	406	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 60% (36%)
Credit derivative liabilities:
CMBS	63	Direct Price Model	Nonperformance risk	54% - 54% (54%)
Other derivative liabilities	4	Discounted cash flow	Cash flows	$0 - $49 ($25)(4)

(1) -	Negative percentage represents financial guarantee policies in a receivable position.

(2) -	Unobservable inputs are primarily based on comparable companies’ EBITDA multiples.

(3) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(4) -	Midpoint of cash flows are used for the weighted average.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Sensitivity of Significant Unobservable Inputs

As of June 30, 2018, the significant unobservable input used in the fair value measurement of the Company’s loans receivable at fair value of consolidated VIEs is the impact of the financial guarantee. The fair value of loans receivable is calculated by subtracting the value of the financial guarantee from the market value of VIE liabilities. The value of a financial guarantee is estimated by the Company as the present value of expected cash payments, net of recoveries, under the policy. As the value of the financial guarantee provided by the Company under the insurance policy increases, there is a lower expected cash flow on the underlying loans receivable of the VIE. This results in a lower fair value of the loans receivable in relation to the obligations of the VIE. In addition to the impact of the financial guarantee, as of December 31, 2017, the fair value of loans receivable also includes certain methodologies using multiples of EBITDA. Multiples are external factors that are considered when determining the fair values of corporate loans. These loans are to privately held companies for which the Company has limited information.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Balance as of June 30, 2018
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$803	$92	$-		$895
State and municipal bonds	-	767	-		767
Foreign governments	-	11	-		11
Corporate obligations	-	1,543	-		1,543
Mortgage-backed securities:
Residential mortgage-backed agency	-	227	-		227
Residential mortgage-backed non-agency	-	28	-		28
Commercial mortgage-backed	-	62	-		62
Asset-backed securities:
Collateralized debt obligations	-	150	-		150
Other asset-backed	-	203	6	(1)	209

Total fixed-maturity investments	803	3,083	6		3,892
Money market securities	323	-	-		323
Perpetual debt and equity securities	26	38	-		64
Fixed-income fund	-	-	-		75	(2)
Cash and cash equivalents	179	-	-		179
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	2	-		2

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Balance as of June 30, 2018
Assets of consolidated VIEs:
Corporate obligations	-	11	5	(1)	16
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	99	-		99
Commercial mortgage-backed	-	35	-		35
Asset-backed securities:
Collateralized debt obligations	-	8	1	(1)	9
Other asset-backed	-	10	-		10
Cash	18	-	-		18
Loans receivable at fair value:
Residential loans receivable	-	-	683		683
Loan repurchase commitments	-	-	415		415
Other assets:
Currency derivatives	-	-	14	(1)	14
Other	-	-	14	(1)	14

Total assets	$1,349	$3,286	$1,138		$5,848

Liabilities:
Medium-term notes	$-	$-	$149	(1)	$149
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	2	31		33
Non-insured derivatives:
Interest rate derivatives	-	152	-		152
Other	-	-	4		4
Other liabilities:
Other payable	-	-	5	(1)	5
Liabilities of consolidated VIEs:
Variable interest entity notes	-	592	389		981

Total liabilities	$-	$746	$578		$1,324

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

(2) -	Investment that was measured at fair value by applying the net asset value per share practical expedient, and was required not to be classified in the fair value hierarchy.

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

Level 3 assets at fair value as of June 30, 2018 and December 31, 2017 represented approximately 19% and 30%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of June 30, 2018 and December 31, 2017 represented approximately 44% and 41%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of June 30, 2018 and December 31, 2017:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of June 30, 2018	Carry Value Balance as of June 30, 2018
Assets:
Other investments	$-	$1	$-	$1	$1
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	892	892	890

Total assets	$-	$1	$892	$893	$891

Liabilities:
Long-term debt	$-	$1,006	$-	$1,006	$2,184
Medium-term notes	-	-	387	387	612
Investment agreements	-	-	383	383	312
Liabilities of consolidated VIEs:
Variable interest entity notes	-	374	891	1,265	1,239

Total liabilities	$-	$1,380	$1,661	$3,041	$4,347

Financial Guarantees:
Gross	$-	$-	$1,071	$1,071	$354
Ceded	-	-	62	62	38

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2017	Carry Value Balance as of December 31, 2017
Assets:
Other investments	$-	$2	$-	$2	$2
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	916	916	890

Total assets	$-	$2	$916	$918	$892

Liabilities:
Long-term debt	$-	$1,002	$-	$1,002	$2,121
Medium-term notes	-	-	406	406	650
Investment agreements	-	-	433	433	337
Liabilities of consolidated VIEs:
Variable interest entity notes	-	352	916	1,268	1,220

Total liabilities	$-	$1,354	$1,755	$3,109	$4,328

Financial Guarantees:
Gross	$-	$-	$1,785	$1,785	$1,220
Ceded	-	-	61	61	39

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2018 and 2017:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2018

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2018
Assets:
Commercial mortgage-backed	7	-	-	-	-	-	-	-	-	-	(7)	-	-
Other asset-backed	4	-	-	-	-	2	-	-	-	-	-	6	-
Assets of consolidated VIEs:
Corporate obligations	3	-	-	-	-	-	-	(1)	-	3	-	5	-
Commercial mortgage-backed	6	-	-	-	-	-	-	-	-	-	(6)	-	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Loans receivable- residential	737	-	(14)	-	-	-	-	(40)	-	-	-	683	(14)
Loans receivable- corporate	925	-	-	-	-	-	-	-	(925)	-	-	-	-
Loan repurchase commitments	407	-	8	-	-	-	-	-	-	-	-	415	8
Currency derivatives	13	-	(2)	-	3	-	-	-	-	-	-	14	1
Other	14	-	-	-	-	-	-	-	-	-	-	14	-

Total assets	$2,117	$-	$(8)	$-	$3	$2	$-	$(41)	$(925)	$3	$(13)	$1,138	$(5)

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in Credit Risk in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2018
Liabilities:
Medium-term notes	$146	$-	$(1)	$15	$(11)	$-	$-	$-	$-	$-	$-	$149	$(12)
Credit derivatives	49	25	(18)	-	-	-	-	(25)	-	-	-	31	(18)
Other derivatives	4	-	-	-	-	-	-	-	-	-	-	4	-
Other payable	5	-	-	-	-	-	-	-	-	-	-	5	-
Liabilities of consolidated VIEs:
VIE notes	400	4	(12)	9	(7)	-	1	(6)	-	-	-	389	(19)

Total liabilities	$604	$29	$(31)	$24	$(18)	$-	$1	$(31)	$-	$-	$-	$578	$(49)

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2017

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2017
Assets:
Commercial mortgage-backed	-	-	-	-	-	-	-	-	-	7	-	7	-
Collateralized debt obligations	13	-	-	-	-	-	-	(5)	-	-	(8)	-	-
Other asset-backed	5	-	-	-	-	-	-	-	-	-	-	5	-
State and municipal bonds	1	-	-	-	-	-	-	-	-	-	(1)	-	-
Assets of consolidated VIEs:
Corporate obligations	6	-	-	-	-	-	-	(2)	-	-	(4)	-	-
Commercial mortgage-backed	-	-	-	-	-	-	-	-	-	3	-	3	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Other asset-backed	1	-	-	-	-	-	-	-	-	-	(1)	-	-
Loans receivable-residential	844	-	31	-	-	-	-	(60)	-	-	-	815	31
Loans receivable-corporate	872	-	29	-	-	-	-	(26)	-	-	-	875	29
Loan repurchase commitments	409	-	(2)	-	-	-	-	-	-	-	-	407	(2)
Currency derivatives	13	-	(2)	-	(2)	-	-	-	-	-	-	9	(4)

Total assets	$2,165	$-	$56	$-	$(2)	$-	$-	$(93)	$-	$10	$(14)	$2,122	$54

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2017
Liabilities:
Medium-term notes	$104	$-	$12	$-	$7	$-	$-	$-	$-	$-	$-	$123	$19
Credit derivatives	86	3	(6)	-	-	-	-	(3)	-	-	-	80	(6)
Other derivatives	20	-	18	-	-	-	-	(34)	-	-	-	4	18
Liabilities of consolidated VIEs:
VIE notes	491	-	18	-	-	-	-	(18)	-	-	-	491	18

Total liabilities	$701	$3	$42	$-	$7	$-	$-	$(55)	$-	$-	$-	$698	$49

(1) - Transferred in and out at the end of the period.

For the three months ended June 30, 2018, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs. For the three months ended June 30, 2018, transfers into Level 3 and out of Level 2 were related to corporate obligations, where inputs, which are significant to their valuation, became unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. CMBS comprised the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. There were no transfers into or out of Level 1 for the three months ended June 30, 2018.

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

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2018 and 2017:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2018

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2018
Assets:
Corporate obligations	2	-	-	-	-	-	-	-	-	-	(2)	-	-
Commercial mortgage-backed	7	-	-	-	-	-	-	-	-	-	(7)	-	-
Other asset-backed	5	-	-	-	-	5	-	(1)	(3)	-	-	6	-
Assets of consolidated VIEs:
Corporate obligations	-	-	-	-	-	-	-	(1)	-	6	-	5	-
Commercial mortgage-backed	6	-	-	-	-	-	-	-	-	-	(6)	-	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Loans receivable-residential	759	-	6	-	-	-	-	(82)	-	-	-	683	6
Loans receivable-corporate	920	-	11	-	-	-	-	(6)	(925)	-	-	-	-
Loan repurchase commitments	407	-	8	-	-	-	-	-	-	-	-	415	8
Currency derivatives	19	-	(5)	-	-	-	-	-	-	-	-	14	(5)
Other	14	-	-	-	-	-	-	-	-	-	-	14	-

Total assets	$2,140	$-	$20	$-	$-	$5	$-	$(90)	$(928)	$6	$(15)	$1,138	$9

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in Credit Risk in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2018
Liabilities:
Medium-term notes	$115	$-	$-	$40	$(6)	$-	$-	$-	$-	$-	$-	$149	$(6)
Credit derivatives	63	44	(32)	-	-	-	-	(44)	-	-	-	31	(32)
Other derivatives	4	-	-	-	-	-	-	-	-	-	-	4	-
Other payable	7	-	2	-	-	-	-	(4)	-	-	-	5	2
Liabilities of consolidated VIEs:
VIE notes	406	12	(16)	1	(2)	-	6	(18)	-	-	-	389	(18)

Total liabilities	$595	$56	$(46)	$41	$(8)	$-	$6	$(66)	$-	$-	$-	$578	$(54)

(1) - Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2017

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2017
Assets:
Corporate obligations	2	-	-	-	-	-	-	(1)	-	-	(1)	-	-
Commercial mortgage-backed	-	-	-	-	-	-	-	-	-	7	-	7	-
Collateralized debt obligations	15	-	-	-	-	-	-	(7)	-	-	(8)	-	-
Other asset-backed	44	-	-	2	-	-	-	(41)	-	-	-	5	-
State and municipal bonds	-	-	-	-	-	-	-	-	-	1	(1)	-	-
Assets of consolidated VIEs:
Corporate obligations	-	-	-	-	-	-	-	(2)	-	6	(4)	-	-
Commercial mortgage-backed	-	-	-	-	-	-	-	-	-	3	-	3	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Other asset-backed	1	-	-	-	-	-	-	-	-	1	(2)	-	-
Loans receivable-residential	916	-	27	-	-	-	-	(128)	-	-	-	815	27
Loans receivable-corporate	150	-	32	-	-	719	-	(26)	-	-	-	875	32
Loan repurchase commitments	404	-	3	-	-	-	-	-	-	-	-	407	3
Currency derivatives, net	19	-	(5)	-	(5)	-	-	-	-	-	-	9	(10)

Total assets	$1,552	$-	$57	$2	$(5)	$719	$-	$(205)	$-	$18	$(16)	$2,122	$52

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2017
Liabilities:
Medium-term notes	$101	$-	$13	$-	$9	$-	$-	$-	$-	$-	$-	$123	$22
Credit derivatives, net	64	34	16	-	-	-	-	(34)	-	-	-	80	16
Other derivatives, net	20	-	18	-	-	-	-	(34)	-	-	-	4	18
Liabilities of consolidated VIEs:
VIE notes	476	-	52	-	-	-	-	(37)	-	-	-	491	52

Total liabilities	$661	$34	$99	$-	$9	$-	$-	$(105)	$-	$-	$-	$698	$108

(1) -	Transferred in and out at the end of the period.

For the six months ended June 30, 2018, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs. For the six months ended June 30, 2018, transfers into Level 3 and out of Level 2 were principally related to corporate obligations, where inputs, which are significant to their valuation, became unobservable during the period. CMBS and corporate obligations comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

For the six months ended June 30, 2017, transfers into Level 3 and out of Level 2 were principally related to CMBS and corporate obligations, where inputs, which are significant to their valuation, became unobservable during the period. CDOs, corporate obligations and other asset-backed comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended June 30, 2018 and 2017 are reported on the Company’s consolidated statements of operations as follows:

In millions	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2018	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2017
Revenues:
Unrealized gains (losses) on insured derivatives	$18	$18	$6	$6
Realized gains (losses) and other settlements on insured derivatives	(25)	-	(3)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	12	12	(37)	(37)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	10	14	36	36

Total	$15	$44	$2	$5

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the six months ended June 30, 2018 and 2017 are reported on the Company’s consolidated statements of operations as follows:

In millions	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2018	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2017
Revenues:
Unrealized gains (losses) on insured derivatives	$32	$32	$(16)	$(16)
Realized gains (losses) and other settlements on insured derivatives	(44)	-	(34)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	6	6	(40)	(40)
Other net realized gains (losses)	(2)	(2)	-	-
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	26	27	-	-

Total	$18	$63	$(90)	$(56)

Fair Value Option

The Company elected to record at fair value certain financial instruments that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following table presents the gains and (losses) included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 for financial instruments for which the fair value option was elected:

	Three Months Ended June 30,			Six Months Ended June 30,
In millions	2018	2017		2018	2017
Investments carried at fair value(1)	$(3)	$3		$(5)	$6
Fixed-maturity securities held at fair value-VIE(2)	(6)	(5)		(12)	(14)
Loans receivable at fair value:
Residential mortgage loans(2)	(54)	(30)		(76)	(102)
Corporate loans(2)	-	4		11	7
Loan repurchase commitments(2)	9	(2)		9	4
Medium-term notes(1)	12	(19)		6	(22)
Variable interest entity notes (2)	56	45	(4)	83	90	(4)
Other liabilities(3)	-	-		(2)	-

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.

(2) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.

(3) -	Reported within “Other net realized gains (losses)” on MBIA’s consolidated statements of operations.

(4) -	The Company revised its previously reported losses for the three months and six months ended June 30, 2017 of $(45) million and $(90) million, respectively, to gains of $45 million and $90 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option

As of June 30, 2018, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were a loss of $194 million reported in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the three and six months ended June 30, 2018, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $5 and $10 million, respectively.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2018 and December 31, 2017 for loans and notes for which the fair value option was elected:

	As of June 30, 2018			As of December 31, 2017
	Contractual			Contractual
	Outstanding	Fair		Outstanding	Fair
In millions	Principal	Value	Difference	Principal	Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$649	$645	$3	$732	$727	$5
Residential mortgage loans (90 days or more past due)	170	38	132	170	32	138
Corporate loans (90 days or more past due)	-	-	-	1,394	920	474

Total loans receivable at fair value	819	683	135	2,296	1,679	617
Variable interest entity notes	1,791	981	810	1,882	1,069	813
Medium-term notes	175	149	27	180	115	65

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

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and OTTI for AFS and HTM investments in the Company’s consolidated investment portfolio as of June 30, 2018 and December 31, 2017:

	June 30, 2018
		Gross	Gross		Other-Than-
	Amortized	Unrealized	Unrealized	Fair	Temporary
In millions	Cost	Gains	Losses	Value	Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$879	$24	$(14)	$889	$-
State and municipal bonds	708	69	(10)	767	17
Foreign governments	11	-	-	11	-
Corporate obligations	1,589	7	(117)	1,479	(65)
Mortgage-backed securities:
Residential mortgage-backed agency	227	-	(6)	221	-
Residential mortgage-backed non-agency	29	1	(3)	27	-
Commercial mortgage-backed	61	-	(1)	60	-
Asset-backed securities:
Collateralized debt obligations	147	-	-	147	-
Other asset-backed	202	1	(1)	202	1

Total AFS investments	$3,853	$102	$(152)	$3,803	$(47)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$890	$3	$(1)	$892	$-

Total HTM investments	$890	$3	$(1)	$892	$-

(1) -	Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

	December 31, 2017
		Gross	Gross		Other-Than-
	Amortized	Unrealized	Unrealized	Fair	Temporary
In millions	Cost	Gains	Losses	Value	Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$1,317	$34	$(6)	$1,345	$-
State and municipal bonds	840	29	(12)	857	-
Foreign governments	10	-	-	10	-
Corporate obligations	1,332	25	(80)	1,277	(72)
Mortgage-backed securities:
Residential mortgage-backed agency	365	1	(4)	362	-
Residential mortgage-backed non-agency	35	1	(4)	32	-
Commercial mortgage-backed	66	-	-	66	-
Asset-backed securities:
Collateralized debt obligations	116	-	-	116	-
Other asset-backed	175	-	-	175	1

Total fixed-maturity investments	4,256	90	(106)	4,240	(71)
Money market securities	179	-	-	179	-
Perpetual debt and equity securities	3	1	-	4	-

Total AFS investments	$4,438	$91	$(106)	$4,423	$(71)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$890	$26	$-	$916	$-

Total HTM investments	$890	$26	$-	$916	$-

(1) -	Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of June 30, 2018. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
	Amortized	Fair	Amortized	Fair
In millions	Cost	Value	Cost	Value
Due in one year or less	$648	$653	$-	$-
Due after one year through five years	770	774	-	-
Due after five years through ten years	646	570	-	-
Due after ten years	1,123	1,149	890	892
Mortgage-backed and asset-backed	666	657	-	-

Total fixed-maturity investments	$3,853	$3,803	$890	$892

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of June 30, 2018 and December 31, 2017 was $10 million. These deposits are required to comply with state insurance laws.

Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of June 30, 2018 and December 31, 2017, the fair value of securities pledged as collateral for these investment agreements approximated $328 million and $353 million, respectively. The Company’s collateral as of June 30, 2018 consisted principally of U.S. Treasury and government agency and state and municipal bonds, and was primarily held with major U.S. banks.

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$457	$(7)	$160	$(7)	$617	$(14)
State and municipal bonds	115	(2)	96	(8)	211	(10)
Foreign governments	8	-	-	-	8	-
Corporate obligations	1,070	(39)	169	(78)	1,239	(117)
Mortgage-backed securities:
Residential mortgage-backed agency	86	(2)	78	(4)	164	(6)
Residential mortgage-backed non-agency	5	-	15	(3)	20	(3)
Commercial mortgage-backed	45	(1)	1	-	46	(1)
Asset-backed securities:
Collateralized debt obligations	39	-	-	-	39	-
Other asset-backed	147	(1)	21	-	168	(1)

Total AFS investments	$1,972	$(52)	$540	$(100)	$2,512	$(152)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$314	$(1)	$-	$-	$314	$(1)

Total HTM investments	$314	$(1)	$-	$-	$314	$(1)

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

Gross unrealized losses on AFS investments increased as of June 30, 2018 compared with December 31, 2017 primarily due to higher interest rates and widening credit spreads.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of June 30, 2018 and December 31, 2017 was 13 and 12 years, respectively. As of June 30, 2018 and December 31, 2017, there were 103 and 133 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 50 and 24 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of June 30, 2018:

	AFS Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	40	$242	$222
> 15% to 25%	6	47	38
> 25% to 50%	-	-	-
> 50%	4	100	35

Total	50	$389	$295

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of June 30, 2018 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Other-Than-Temporary Impairments

The Company’s fixed-maturity securities for which fair value is less than amortized cost are reviewed quarterly in order to determine whether a credit loss exists. The portion of certain OTTI losses on fixed-maturity securities that does not represent credit losses is recognized in AOCI. Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the Company’s policy for OTTI and its determination of credit loss. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the OTTI losses was recognized in AOCI, and the corresponding changes in such amounts. The additional credit loss impairments for the three and six months ended June 30, 2018 were primarily related to an impaired security for which a loss was recognized as the difference between the amortized cost and net present value of projected cash flows. This OTTI resulted from liquidity concerns and other adverse financial conditions of the issuer. The additional credit loss impairment on securities not previously impaired for the three and six months ended June 30, 2017, primarily related to municipal bonds for which a loss was recognized as a difference between its amortized cost and estimated recovery values.

In millions	Three Months Ended June 30,		Six Months Ended June 30,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2018	2017	2018	2017
Beginning balance	$33	$31	$32	$29
Additions for credit loss impairments recognized in the current period on securities not previously impaired	-	11	-	11
Additions for credit loss impairments recognized in the current period on securities previously impaired	1	-	2	2

Ending balance	$34	$42	$34	$42

The Company does not recognize OTTI on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of June 30, 2018 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (2)
Mortgage-backed:
MBIA(1)	$15	$(3)	$14
Corporate obligations:
MBIA(1)	73	(7)	-
Other:
MBIA(1)	6	-	-
Other	1	-	-

Total other	7	-	-

Total	$95	$(10)	$14

(1) -	Includes investments insured by MBIA Corp. and National.

(2) -	Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

Sales of Available-for-Sale Investments

Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Proceeds from sales	$413	$716	$1,064	$987
Gross realized gains	$1	$15	$3	$19
Gross realized losses	$(7)	$(3)	$(13)	$(4)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Equity Investments

Unrealized gains and losses recognized on equity investments held as of June 30, 2018 for the three and six months ended June 30, 2018 are as follows:

In millions	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net gains (losses) recognized during the period on equity securities	$-	$-
Less:
Net gains (losses) recognized during the period on equity securities sold during the period	1	1

Unrealized gains (losses) recognized during the period on equity securities still held as of June 30, 2018	$(1)	$(1)

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

The Company has also entered into a derivative contract as a result of a commutation that occurred in 2014. Changes in the fair value of the Company’s non-insured derivative are included in “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

Variable Interest Entities

A VIE consolidated by the Company has entered into a cross currency swap, which was entered into to manage the variability in cash flows resulting from fluctuations in foreign currency rates.

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of June 30, 2018 and December 31, 2017. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

$ in millions	As of June 30, 2018
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	0.5 Years	$-	$-	$-	$-	$83	$83	$(31)
Insured swaps	15.7 Years	-	110	1,620	844	-	2,574	(2)

Total notional		$-	$110	$1,620	$844	$83	$2,657

Total fair value		$-	$-	$(1)	$(1)	$(31)		$(33)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

$ in millions	As of December 31, 2017
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	1.0 Years	$-	$-	$-	$-	$127	$127	$(63)
Insured swaps	15.5 Years	-	117	1,818	846	20	2,801	(2)

Total notional		$-	$117	$1,818	$846	$147	$2,928

Total fair value		$-	$-	$(1)	$(1)	$(63)		$(65)

Internal credit ratings assigned by MBIA on the underlying collateral are derived by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. Also, where appropriate, cash flow analyses and collateral valuations are considered. The maximum potential amount of future payments (undiscounted) on insured CDS and insured swaps is estimated as the notional value of such contracts.

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

Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of June 30, 2018 and December 31, 2017, the Company did not hold or post cash collateral to derivative counterparties.

As of June 30, 2018 and December 31, 2017, the Company had securities with a fair value of $199 million and $237 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheets.

As of June 30, 2018 and December 31, 2017, the fair value on one Credit Support Annex (“CSA”) was $2 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of June 30, 2018 and December 31, 2017, the counterparty was rated A1 by Moody’s and A by S&P.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of June 30, 2018:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$83	Other assets	$-	Derivative liabilities	$(31)
Insured swaps	2,574	Other assets	-	Derivative liabilities	(2)
Interest rate swaps	722	Other assets	2	Derivative liabilities	(152)
Interest rate swaps-embedded	298	Medium-term notes	1	Medium-term notes	(8)
Currency swaps-VIE	62	Other assets-VIE	14	Derivative liabilities-VIE	-
All other	49	Other assets	-	Derivative liabilities	(4)

Total non-designated derivatives	$3,788		$17		$(197)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

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

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2018 and 2017:

In millions
Derivatives Not Designated as		Three Months Ended June 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2018	2017
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$18	$6
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(25)	(3)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	7	(9)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	-	(3)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	-	(18)

Total		$-	$(27)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2018 and 2017:

In millions
Derivatives Not Designated as		Six Months Ended June 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2018	2017
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$32	$(16)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(44)	(34)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	25	(5)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(5)	(10)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	-	(19)

Total		$8	$(84)

Note 9: Income Taxes

The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Income (loss) before income taxes	$(146)	$(210)	$(242)	$(330)
Provision (benefit) for income taxes	$-	$1,019	$2	$971
Effective tax rate	0.0%	-485.2%	-0.8%	-294.2%

For the six months ended June 30, 2018, the Company’s effective tax rate applied to its loss before income taxes is less than the U.S. statutory tax rate primarily due to a full valuation allowance against its net deferred tax asset. For the six months ended June 30, 2017, the Company’s effective tax rate applied to its loss before income taxes was greater than the U.S. statutory effective tax rate primarily due to the establishment of a full valuation allowance on its net deferred tax asset.

Deferred Tax Asset, Net of Valuation Allowance

On June 26, 2017, S&P downgraded the financial strength rating of National, which led the Company to cease its efforts to actively pursue writing new financial guarantee business. In addition to National’s cessation of new business activity, there was an increase in loss and LAE due to changes in assumptions on certain Puerto Rico credits. As a result of the increase in loss and LAE, the Company has a three-year cumulative loss, which is considered significant negative evidence in the assessment of its ability to use its deferred tax assets. In addition, the Company considered all available positive and negative evidence as required by GAAP, to estimate if sufficient taxable income will be generated to use its deferred tax assets. After considering all positive and negative evidence, including the Company’s inability to objectively identify and forecast future sources of taxable income, the Company concluded in the second quarter of 2017 it did not have sufficient positive evidence to support its ability to use its deferred tax assets before they would expire. Accordingly, the Company has a full valuation allowance against its net deferred tax asset of $841 million and $770 million as of June 30, 2018 and December 31, 2017, respectively. The Company will continue to analyze the valuation allowance on a quarterly basis.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Income Taxes (continued)

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in unrecognized tax benefits (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of June 30, 2018 and December 31, 2017, the Company had no UTB.

Federal income tax returns through 2011 have been examined or surveyed. As of June 30, 2018, the Company’s NOL is approximately $2.7 billion. The NOL will expire between tax years 2031 through 2037. As of June 30, 2018, the Company has a foreign tax credit carryforward of $62 million, which will expire between tax years 2020 through 2028. As of June 30, 2018, the Company has an alternative minimum tax (“AMT”) credit carryforward of $24 million, which does not expire. As a result of tax reform, AMT credits are now fully refundable no later than 2022. The AMT credit has been reclassed out of the deferred tax asset and into other assets as the AMT credits are now a receivable.

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

•	MBIA Inc.;

•	GFL;

•	IMC;

•	MZ Funding LLC; and

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

Segments Results

The following tables provide the Company’s segment results for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$41	$7	$22	$-		$70
Net change in fair value of insured derivatives	-	-	(7)	-		(7)
Net gains (losses) on financial instruments at fair value and foreign exchange	(8)	28	2	-		22
Net investment losses related to other-than-temporary impairments	(1)	-	-	-		(1)
Revenues of consolidated VIEs	-	-	(72)	-		(72)
Inter-segment revenues(2)	6	11	6	(23)		-

Total revenues	38	46	(49)	(23)		12
Losses and loss adjustment	59	-	-	-		59
Operating	6	13	4	-		23
Interest	-	20	32	-		52
Expenses of consolidated VIEs	-	-	24	-		24
Inter-segment expenses(2)	9	3	12	(24)		-

Total expenses	74	36	72	(24)		158

Income (loss) before income taxes	(36)	10	(121)	1		(146)
Provision (benefit) for income taxes	(8)	-	-	8		-

Net income (loss)	$(28)	$10	$(121)	$(7)		$(146)

Identifiable assets	$4,412	$1,100	$5,217	$(2,030)	(3)	$8,699

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3) -	Consists primarily of intercompany reinsurance balances and repurchase agreements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

	Three Months Ended June 30, 2017
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$62	$8	$17	$-		$87
Net change in fair value of insured derivatives	-	-	3	-		3
Net gains (losses) on financial instruments at fair value and foreign exchange	14	(55)	(20)	-		(61)
Net investment losses related to other-than-temporary impairments	(11)	-	-	-		(11)
Other net realized gains (losses)	-	(1)	35	-		34
Revenues of consolidated VIEs	-	-	20	-		20
Inter-segment revenues(2)	5	15	11	(31)		-

Total revenues	70	(33)	66	(31)		72
Losses and loss adjustment	158	-	12	-		170
Operating	16	14	10	-		40
Interest	-	22	28	-		50
Expenses of consolidated VIEs	-	-	22	-		22
Inter-segment expenses(2)	16	1	14	(31)		-

Total expenses	190	37	86	(31)		282

Income (loss) before income taxes	(120)	(70)	(20)	-		(210)
Provision (benefit) for income taxes	(43)	1,074	1,199	(1,211)		1,019

Net income (loss)	$(77)	$(1,144)	$(1,219)	$1,211		$(1,229)

Identifiable assets	$5,074	$1,233	$5,313	$(1,853)	(3)	$9,767

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3) -	Consists primarily of intercompany reinsurance balances and repurchase agreements.

The following tables provide the Company’s segment results for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$94	$14	$39	$-		$147
Net change in fair value of insured derivatives	-	-	(12)	-		(12)
Net gains (losses) on financial instruments at fair value and foreign exchange	(14)	31	(4)	-		13
Net investment losses related to other-than-temporary impairments	(2)	-	-	-		(2)
Other net realized gains (losses)	-	(2)	1	-		(1)
Revenues of consolidated VIEs	-	-	(60)	-		(60)
Inter-segment revenues(2)	13	24	13	(50)		-

Total revenues	91	67	(23)	(50)		85
Losses and loss adjustment	136	-	(5)	-		131
Operating	9	26	12	-		47
Interest	-	40	63	-		103
Expenses of consolidated VIEs	-	-	46	-		46
Inter-segment expenses(2)	24	9	18	(51)		-

Total expenses	169	75	134	(51)		327

Income (loss) before income taxes	(78)	(8)	(157)	1		(242)
Provision (benefit) for income taxes	(17)	(33)	(5)	57		2

Net income (loss)	$(61)	$25	$(152)	$(56)		$(244)

Identifiable assets	$4,412	$1,100	$5,217	$(2,030)	(3)	$8,699

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3) -	Consists primarily of intercompany reinsurance balances and repurchase agreements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

	Six Months Ended June 30, 2017
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$130	$16	$44	$-		$190
Net change in fair value of insured derivatives	-	-	(50)	-		(50)
Net gains (losses) on financial instruments at fair value and foreign exchange	18	(39)	(23)	-		(44)
Net investment losses related to other-than-temporary impairments	(13)	-	-	-		(13)
Net gains (losses) on extinguishment of debt	-	8	-	-		8
Other net realized gains (losses)	-	(2)	39	-		37
Revenues of consolidated VIEs	-	-	21	-		21
Inter-segment revenues(2)	10	31	20	(61)		-

Total revenues	145	14	51	(61)		149
Losses and loss adjustment	169	-	95	-		264
Operating	26	32	18	-		76
Interest	-	44	54	-		98
Expenses of consolidated VIEs	-	-	41	-		41
Inter-segment expenses(2)	31	2	28	(61)		-

Total expenses	226	78	236	(61)		479

Income (loss) before income taxes	(81)	(64)	(185)	-		(330)
Provision (benefit) for income taxes	(31)	1,070	1,142	(1,210)		971

Net income (loss)	$(50)	$(1,134)	$(1,327)	$1,210		$(1,301)

Identifiable assets	$5,074	$1,233	$5,313	$(1,853)	(3)	$9,767

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3) -	Consists primarily of intercompany reinsurance balances and repurchase agreements.

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

Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all stock options, warrants and unvested restricted stock outstanding during the period that could potentially result in the issuance of common stock. The dilution from stock options, warrants and unvested restricted stock are calculated by applying the two-class method and using the treasury stock method. The treasury stock method assumes the proceeds from the exercise of stock options and warrants or the unrecognized compensation expense from unvested restricted stock will be used to purchase shares of the Company’s common stock at the average market price during the period. If the potentially dilutive securities disclosed in the table below are either exercised or vested, the transaction would be net share settled resulting in a significantly lower impact to the outstanding share balance in comparison to the total amount of the potentially dilutive securities. During periods of net loss, stock options, warrants and unvested restricted stock are excluded from the calculation because they would have an antidilutive effect. Therefore, in periods of net loss, the calculation of basic and diluted earnings per share would result in the same value.

In the second quarter of 2018, the holder of all of the outstanding MBIA Inc. warrants exercised its right to purchase shares of MBIA Inc. common stock. As of June 30, 2018, there were no warrants outstanding. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information about the exercise of the warrants.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Earnings Per Share (continued)

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except per share amounts	2018	2017	2018	2017
Basic earnings per share:
Net income (loss) available to common shareholders	$(146)	$(1,229)	$(244)	$(1,301)

Basic weighted average shares (1)	89.1	125.7	88.9	128.5
Net income (loss) per basic common share:	$(1.64)	$(9.78)	$(2.75)	$(10.13)

Diluted earnings per share:
Net income (loss) available to common shareholders	$(146)	$(1,229)	$(244)	$(1,301)

Diluted weighted average shares	89.1	125.7	88.9	128.5
Net income (loss) per diluted common share:	$(1.64)	$(9.78)	$(2.75)	$(10.13)

Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect (2)	1.4	14.8	1.4	14.8

(1) -	Includes 0.8 million and 0.3 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three and six months ended June 30, 2018 and 2017, respectively.
(2) -	Includes securities that if exercised or vested would be net share settled resulting in a significantly lower impact to the outstanding share balance.

Note 12: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the six months ended June 30, 2018:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Instrument-Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, December 31, 2017	$(10)	$(9)	$-	$(19)

ASU 2016-01 transition adjustment	(2)	-	(162)	(164)
ASU 2018-02 transition adjustment	(3)	-	-	(3)
Net period other comprehensive income (loss)	(39)	2	(32)	(69)

Balance, June 30, 2018	$(54)	$(7)	$(194)	$(255)

The following table presents the details of the reclassifications from AOCI for the three and six months ended June 30, 2018 and 2017:

In millions	Amounts Reclassified from AOCI

	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components	2018	2017	2018	2017	Affected Line Item on the Consolidated Statements of Operations

Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$-	$4	$1	$6	Net gains (losses) on financial instruments at fair value and foreign exchange
OTTI	-	-	(1)	(2)	Net investment losses related to OTTI
Amortization on securities	-	(1)	-	(1)	Net investment income

	-	3	-	3	Income (loss) before income taxes
	-	(1)	-	(1)	Provision (benefit) for income taxes

Total reclassifications for the period	$-	$4	$-	$4	Net income (loss)

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

Litigation

MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.; Index No. 603751/2009 (N.Y. Sup. Ct., N.Y. County)

Oral argument before the Appellate Division of the Supreme Court, First Judicial Department on the parties’ cross-appeals from the court’s March 31, 2017 decision and order on the parties’ summary judgment motions took place on October 24, 2017 and a decision is pending. In May of 2018, Justice Kornreich, who had presided over the above-captioned case since its inception, retired from the bench. On May 25, 2018, Justice Jennifer G. Schecter was assigned to be the new presiding justice.

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

Lynn Tilton and Patriarch Partners XV, LLC v. MBIA Inc. and MBIA Insurance Corp. v.; Index No.68880/2015 (N.Y. Sup. Ct., County of Westchester)

On November 2, 2015, Lynn Tilton and Patriarch Partners XV, LLC filed a complaint in New York State Supreme Court, Westchester County, against MBIA Inc. and MBIA Corp., alleging fraudulent inducement and related claims arising from purported promises made in connection with insurance policies issued by MBIA Corp. on certain collateralized loan obligations managed by Ms. Tilton and affiliated Patriarch entities, and seeking damages. The plaintiffs filed an amended complaint on January 15, 2016. On December 27, 2016, Justice Scheinkman granted in part and denied in part MBIA’s motion to dismiss. On January 17, 2017, MBIA filed its answer. Discovery concluded in October 2017 and a Trial Readiness Conference was held on November 3, 2017, at which the Court set a schedule for the briefing of summary judgment motions, which was completed as of February 1, 2018 and a decision on which is now pending. On January 8, 2018, Justice Walsh was assigned to the case. On March 11, 2018, Ms. Tilton commenced the Zohar Funds Bankruptcy Cases. On May 21, 2018, the court approved the Zohar Bankruptcy Settlement. Subsequently, the parties to the above-captioned litigation jointly filed a request to stay the case for, at minimum, fifteen months, which was granted by Justice Walsh on June 11, 2018.

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

Assured Guaranty Corp. et al. v. Commonwealth of Puerto Rico et al., Case No. 17 BK 3567-LTS (D.P.R. June 3, 2017) (Swain, J.)

On May 21, 2017, the Oversight Board filed a petition under Title III of PROMESA to adjust the debts for the Puerto Rico Highways & Transportation Authority (“PRHTA”). On June 3, 2017, National, together with Assured Guaranty Corp. and Assured Guaranty Municipal Corp. and Financial Guaranty Insurance Company, filed an adversary complaint in the case commenced by the Title III filing, alleging that the Commonwealth and PRHTA are unlawfully diverting pledged special revenues from the payment of certain PRHTA bonds to the Commonwealth’s General Fund. Motions to dismiss were filed on June 28, 2017, and oral arguments were heard on November 21, 2017. On January 30, 2018, the court granted the Commonwealth defendants’ motion to dismiss the PRHTA-related adversary complaint. On February 9, 2018, National, together with Assured, Assured Guaranty Municipal Corp. and Financial Guaranty Insurance Company filed their notice of appeal of the motions to dismiss to the United States Court of Appeals for the First Circuit. Appellants filed their opening brief on May 9, 2018, and Appellees filed their opposition brief on July 9, 2018. Appellants’ reply brief is due August 8, 2018. This case is scheduled for oral argument on September 10, 2018.

National Public Finance Guarantee Corp. et al. v. The Financial Oversight and Mgmt. Bd. et al., Case No. 3:17-cv-01882 (D.P.R. June 26, 2017) (Besosa, J.)

On June 26, 2017, National, together with Assured Guaranty Corp. and Assured Guaranty Municipal Corp., filed a complaint against the Oversight Board, its chairman and certain of its members seeking declaratory, injunctive and mandamus relief requiring the Oversight Board to comply with certain of its obligations under PROMESA. On July 17, 2017, National, again joined by Assured Guaranty Corp. and Assured Guaranty Municipal Corp., filed an amended complaint against the Oversight Board, its chairman, and certain of its members in their official and individual capacities, seeking declaratory relief under PROMESA and asserting a claim for nominal damages against the individual defendants for tortious interference with the PREPA Restructuring Support Agreement. By order of the Court dated August 7, 2017, the litigation was stayed.

The Financial Oversight and Management Board for Puerto Rico, as representative of The Puerto Rico Electric Power Authority, et al., Case No. 17 BK 4780-LTS (D.P.R. July 19, 2017) (Swain, J.)

On July 18, 2017, National, together with other PREPA bondholders, asked the court overseeing PREPA’s Title III bankruptcy proceeding to lift the automatic bankruptcy stay, and permit bondholders to seek appointment of a receiver to oversee PREPA. On September 14, 2017, the court held that PROMESA barred relief from the stay because the appointment of a receiver would (i) interfere with PREPA’s property and governmental powers, and (ii) violate the court’s exclusive jurisdiction over PREPA’s property. The court also held that a comparison of the harms facing both parties pointed towards denying relief from the stay. The bondholders appealed the decision to the First Circuit. As of April 23, 2018, the appeal was fully briefed. The First Circuit heard oral argument on June 5, 2018 and a decision is pending.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Commitments and Contingencies (continued)

National Public Finance Guarantee Corp. et al. v. The Financial Oversight and Mgmt. Bd. et al., Case No. 17 BK-04780 (D.P.R. August 7, 2017) (Swain, J.)

On August 7, 2017, National, together with Assured Guaranty Corp., Assured Guaranty Municipal Corp., f/k/a Financial Security Assurance Inc., National Public Finance Guarantee Corporation, the Ad Hoc Group of PREPA Bondholders, and Syncora Guarantee Inc. filed an adversary complaint under Title III of PROMESA against PREPA, Financial Oversight and Management Board for Puerto Rico, Puerto Rico Fiscal Agency and Financial Advisory Authority, et al to enforce Plaintiffs’ contractual interest and constitutional right to revenues that PREPA pledged to bondholders but has thus far refused to turn over. Plaintiffs seek a declaration that Defendants have violated sections 922(d) and 928(a) of the Bankruptcy Code, and that efforts to compel Defendants to apply such revenues to pay for debt service on the Bonds are not stayed as provided under section 922(d) of the Bankruptcy Code. Plaintiffs also seek a declaration that, pursuant to sections 922(d) and 928 of the Bankruptcy Code as incorporated into PROMESA, PREPA is only authorized to use Revenues to pay for current operating expenses in the current time period, not for future expenses that may be deferred to or payable at a later date. In addition to declaratory relief, Plaintiffs also seek injunctive relief prohibiting Defendants from taking or causing to be taken any action that would further violate sections 922(d) and 928(a) of the Bankruptcy Code and ordering Defendants to remit Revenues for the uninterrupted and timely payment of debt service on the Bonds in accordance with sections 922(d) and 928(a) of the Bankruptcy Code. On October 13, 2017, National, together with the other plaintiffs in the filing, voluntarily dismissed without prejudice the above referenced adversary complaint.

The Official Committee of Unsecured Creditors of the Commonwealth of Puerto Rico, as agent for the Commonwealth of Puerto Rico v. Bettina Whyte, as agent of the Puerto Rico Sales Tax Financing Corporation, Adv. Proc. No. 17-257-LTS in Case No. 17 BK 3283-LTS (D.P.R. Sept. 8, 2017)

On August 10, 2017, the Court approved and entered a Stipulation and Order Approving Procedure to Resolve Commonwealth-COFINA Dispute in the PROMESA Title III proceeding relating to whether sales and use taxes purportedly pledged by COFINA to secure debt are property of the Commonwealth or COFINA under applicable law. On November 16, 2017, National intervened as a Defendant in the adversary proceeding and filed its answer, affirmative defenses, and counterclaims. On December 21, 2017, the Court issued an order, which, inter alia, dismissed without prejudice, certain claims of the intervenors that exceeded the scope of the Commonwealth-COFINA dispute including certain of National’s counterclaims. National’s first counterclaim which seeks a declaratory judgment that the COFINA statutes are constitutional remains a part of this litigation. On January 13, 2018, the Court permitted the Commonwealth Agent to file a second amended complaint. National’s answer was filed on January 30, 2018. The parties filed opening motions for summary judgment on February 21, 2018, opposition briefs on March 14, 2018, and reply briefs on March 21, 2018. National joined each of the COFINA Agent’s summary judgment filings. On February 26, 2018, the COFINA Agent filed a motion to certify questions of Puerto Rico law regarding COFINA to the Supreme Court of Puerto Rico. On April 4, 2018, National, along with Ambac Assurance Corporation, filed a limited objection to the COFINA Agent’s certification motion. On April 10, 2018, the Court heard oral argument on motions for summary judgment after which it took the matter under advisement. On May 14, 2018, the Oversight Board and the Puerto Rico Fiscal Agency and Financial Advisory Authority rejected a settlement proposal by COFINA and GO bondholders. On May 24, 2018, the Court denied the COFINA Agent’s motion to certify questions of Puerto Rico law regarding COFINA to the Supreme Court of Puerto Rico. On June 5, 2018, the Commonwealth and COFINA Agents submitted a Joint Urgent Motion, which disclosed their agreement in principle to settle the Commonwealth-COFINA Dispute and related issues under the Agents’ mediation authority. Under the proposed settlement terms, COFINA and the Commonwealth would agree to share the statutory Pledged Sales Tax Base Amount. COFINA would receive (a) 53.65% of the yearly scheduled Pledged Sales Tax Base Amount (beginning with payments made on July 1, 2018), and (b) 100% of the cash held in trust at Bank of New York Mellon as of June 30, 2018. COFINA’s Title III plan of adjustment would provide that, to the extent permitted under applicable law, all restructured securities issued by reorganized COFINA (or a new entity established pursuant to COFINA’s Title III plan of adjustment) would be tax-exempt, with the COFINA Agent. On June 11, 2018, the Court issued an order holding its decision on the motions for summary judgment in abeyance for a 60-day period in light of the parties’ progression towards settlement. The abeyance period expired on August 4, 2018.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Commitments and Contingencies (continued)

Lease Commitments

The Company has a lease agreement for its headquarters in Purchase, New York as well as other immaterial leases for offices in New York, New York and San Francisco, California. The Purchase, New York initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense has been recognized on a straight-line basis since the second quarter of 2014. As of June 30, 2018, total future minimum lease payments remaining on this lease were $35 million.

Note 14: Subsequent Events

Refer to “Note 13: Commitments and Contingencies” for information about legal proceedings that occurred after June 30, 2018.

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

National’s primary objective is to maximize the economics of our existing insured portfolio, including our insured exposure to the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”), through effective surveillance and remediation activity, and by managing its investment portfolio. Our corporate segment consists of general corporate activities, including providing support services to MBIA’s operating subsidiaries and asset and capital management. MBIA Corp.’s primary objectives are to satisfy all claims by its policyholders and to maximize future recoveries, if any, for its senior lending and surplus note holders, and then its preferred stock holders. MBIA Corp. is executing this strategy by, among other things, pursuing various actions focused on maximizing the collection of recoveries and reducing and mitigating potential losses on its insurance exposures. We do not expect National or MBIA Corp. to write new business.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except per share amounts	2018	2017	2018	2017
Net income (loss)	$(146)	$(1,229)	$(244)	$(1,301)
Net income (loss) per diluted share	$(1.64)	$(9.78)	$(2.75)	$(10.13)
Adjusted net income (loss)(1)	$(51)	$(139)	$(112)	$(130)
Adjusted net income (loss) per diluted share(1)	$(0.58)	$(1.12)	$(1.27)	$(1.02)
Cost of shares repurchased	$-	$35	$14	$75

(1) -

Adjusted net income (loss) and adjusted net income (loss) per diluted share are non-GAAP measures. Refer to the following “Results of Operations” section for a discussion of adjusted net income (loss) and adjusted net income (loss) per diluted share and a reconciliation of GAAP net income to adjusted net income (loss) and GAAP net income (loss) per diluted share to adjusted net income (loss) per diluted share.

In millions except per share amounts	As of June 30, 2018	As of December 31, 2017
Shareholders’ equity of MBIA Inc.	$1,103	$1,413
Book value per share	12.16	15.44
Adjusted book value per share(1)	27.24	28.77

(1) -

Adjusted book value per share is a non-GAAP measure. Refer to the following “Results of Operations” section for a discussion of adjusted book value and a reconciliation of GAAP book value per share to adjusted book value per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

Recent Events

•

On January 1, 2018 and July 1, 2018, Puerto Rico defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $276 million. As of June 30, 2018, National had $3.4 billion of gross insured par outstanding ($3.9 billion of gross insured par outstanding when including accreted interest on insured capital appreciation bonds (“CABs”)) related to Puerto Rico. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

•

On March 11, 2018, the then-director of Zohar CDO 2003-1, Limited (“Zohar I”) and Zohar II 2005-1, Limited (“Zohar II”) placed those funds into voluntary bankruptcy proceedings in federal bankruptcy court in the District of Delaware. On May 21, 2018, the Court granted the Zohar funds’ motion to approve a settlement (the “Zohar Bankruptcy Settlement”) which established a process by which the debtor funds, through an independent director and a chief restructuring officer, will work with the original sponsor of the funds to monetize the assets of the debtor funds (the “Zohar Assets”) and repay creditors, including MBIA Corp. In addition, the procedures set forth in the Zohar Bankruptcy Settlement provides for a stay of all pending litigation between the parties for a minimum of fifteen months. Notwithstanding the Zohar Bankruptcy Settlement, there can be no assurance that the value of the Zohar Assets will be sufficient to permit MBIA Corp. to recover all or substantially all of the payments it made on Zohar I and Zohar II.

•

In April and June of 2018, the holder of certain MBIA Inc. warrants exercised its right to purchase, in total, 11.85 million shares of MBIA Inc. common stock at an exercise price of $9.59 per share. As a result, the Company issued a total of 1.3 million shares of MBIA Inc. common stock to the holder in accordance with the cashless settlement provision of the warrants. As of June 30, 2018, there were no warrants outstanding.

Economic and Financial Market Trends

The U.S. economy continued to improve during the second quarter of 2018. The labor market remained strong and economic activity continued to increase steadily. In addition, U.S. home prices across the country have continued their upward trend. Household spending has increased and strong growth in business fixed investment has continued.

The Federal Open Market Committee (“FOMC”) increased its target for the federal funds rate in June of 2018 by 25 basis points citing the economic factors of a strong labor market and solid economic growth along with relatively low inflation. There is an expectation of two more rate increases during the second half of 2018. The FOMC stated that it will continue to monitor economic conditions relative to its objectives of maximum employment and 2% inflation. However, some concern among members exists about the possible negative effects of tariffs and other proposed trade restrictions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except for share and per share amounts	2018	2017	2018	2017
Total revenues	$12	$72	$85	$149
Total expenses	158	282	327	479

Income (loss) before income taxes	(146)	(210)	(242)	(330)
Provision (benefit) for income taxes	-	1,019	2	971

Net income (loss)	$(146)	$(1,229)	$(244)	$(1,301)

Net income (loss) per common share:
Basic	$(1.64)	$(9.78)	$(2.75)	$(10.13)
Diluted	$(1.64)	$(9.78)	$(2.75)	$(10.13)
Weighted average number of common shares outstanding:
Basic	89,131,760	125,653,189	88,865,272	128,511,897
Diluted	89,131,760	125,653,189	88,865,272	128,511,897

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

Consolidated total revenues decreased for the three months ended June 30, 2018 compared with the same period of 2017 principally due to (i) unfavorable changes in revenues of consolidated variable interest entities (“VIEs”) due to the deconsolidation of two VIEs following the Zohar Bankruptcy Settlement in the second quarter of 2018, (ii) a decrease in other net realized gains (losses) due to a gain recognized in 2017 from a litigation settlement, (iii) higher realized losses on insured derivatives due to higher claim payments in 2018, and (iv) lower premium earnings as a result of amortization and refundings of the insured portfolios. These unfavorable changes were partially offset by foreign exchange gains on Euro denominated liabilities due to the strengthening of the U.S. dollar and favorable changes in the fair value of our interest rate swaps due to the effect of higher interest rates during the current period.

Consolidated total expenses for the three months ended June 30, 2018 included $59 million of net insurance loss and LAE compared with $170 million for the same period of 2017. The decrease in loss and LAE for the three months ended June 30, 2018 compared with the same period of 2017 was primarily due to decreases in losses incurred on certain Puerto Rico credits and losses on insured first-lien residential mortgage-backed securities (“RMBS”).

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

Consolidated total revenues decreased for the six months ended June 30, 2018 compared with the same period of 2017 principally due to (i) unfavorable changes in revenues of consolidated VIEs due to the deconsolidation of two VIEs following the Zohar Bankruptcy Settlement in the second quarter of 2018, (ii) a decrease in other net realized gains (losses) due to a gain recognized in 2017 from a litigation settlement, (iii) a decrease in net investment income from the accretion of income in the first quarter of 2017 on certain Zohar II notes received in exchange for the sale of MBIA UK Insurance Limited (“MBIA UK”), (iv) unfavorable changes in the fair value of the warrants issued on MBIA Inc. common stock as a result of the increase in the stock price, which were exercised in the second quarter of 2018, and (v) lower premium earnings as a result of amortization and refundings of the insured portfolios. These unfavorable changes were partially offset by foreign exchange gains on Euro denominated liabilities due to the strengthening of the U.S. dollar, lower net losses on insured derivatives due to the amortization of transactions and favorable changes in the fair value of our interest rate swaps due to the effect of higher interest rates during the current period.

Consolidated total expenses for the six months ended June 30, 2018 included $131 million of net insurance loss and LAE compared with $264 million for the same period of 2017. The decrease in loss and LAE for the six months ended June 30, 2018 compared with the same period of 2017 was primarily due to decreases in losses on insured first-lien RMBS and losses incurred on certain Puerto Rico credits.

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

•

Elimination of the tax provision as a result of establishing a full valuation allowance against the Company’s net deferred tax asset in the second quarter of 2017. Subsequent to the second quarter of 2017, the Company applies a zero effective tax rate for federal income tax purposes to its pre-tax adjustments.

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except share and per share amounts	2018	2017	2018	2017
Net income (loss)	$(146)	$(1,229)	$(244)	$(1,301)
Less: adjusted net income (loss) adjustments:
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(120)	(20)	(156)	(185)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments(1)	5	(16)	27	16
Foreign exchange gains (losses)(1)	26	(32)	13	(39)
Net gains (losses) on sales of investments(1)	(6)	13	(11)	15
Net investment losses related to OTTI	(1)	(11)	(2)	(13)
Net gains (losses) on extinguishment of debt	-	-	-	8
Other net realized gains (losses)	-	(1)	(2)	(2)
Adjusted net income adjustment to the (provision) benefit for income tax(2)	1	(1,023)	(1)	(971)

Adjusted net income (loss)	$(51)	$(139)	$(112)	$(130)

Adjusted net income (loss) per diluted common share(3)	$(0.58)	$(1.12)	$(1.27)	$(1.02)

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.
(2) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.
(3) -	Adjusted net income (loss) per diluted common share is calculated by taking operating income (loss) divided by the GAAP weighted average number of diluted common shares outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Non-GAAP Adjusted Book Value

In addition to book value per share, we also analyze adjusted book value per share (“ABV”), a non-GAAP measure. We consider ABV a measure of fundamental value of the Company and the change in ABV an important measure of financial performance. We have presented ABV per share to allow investors and analysts to evaluate the Company using the same measure that MBIA’s management regularly uses to measure financial performance and value. ABV is not a substitute for and should not be viewed in isolation of GAAP book value, and our definition of ABV may differ from that used by other companies.

In the second quarter of 2018, as part of our periodic review of the components of ABV, we decided to further adjust the unearned premium revenue component of ABV by removing the amount that is used in the GAAP calculation of our insurance loss reserves. Under GAAP, only the amount of expected insurance losses in excess of unearned premium revenue for an insurance policy is recorded as a loss reserve and reflected in book value. By excluding from ABV the amount of unearned premium revenue that reduces expected losses recorded under GAAP, we are reflecting the full amount of expected losses for each insurance policy with loss reserves in ABV. Previously reported ABV of $29.32 as of December 31, 2017 has been revised to $28.77 to conform to the current approach.

ABV adjusts the GAAP book value of MBIA Inc. to remove the book value of MBIA Corp. and adjusts for certain items which the Company believes will reverse from GAAP book value through GAAP earnings and comprehensive income, as well as add in the impact of certain items which the Company believes will be realized in GAAP book value in future periods. The Company has limited such adjustments to those items that it deems to be important to fundamental value and performance and for which the likelihood and amount can be reasonably estimated. ABV is defined as total shareholders’ equity of MBIA Inc., as reported under GAAP, adjusted for the following items:

•

Book value of MBIA Corp. – We remove the GAAP book value of MBIA Corp. since we believe it does not impact shareholder value or provide significant economic value to MBIA Inc. For the periods presented, MBIA Corp.’s GAAP book value is negative resulting in a positive adjustment in the below reconciliation.

•

Net unrealized (gains) losses on available-for-sale (“AFS”) securities – We remove net unrealized gains and losses on AFS securities recorded in accumulated other comprehensive income since they will reverse from GAAP book value when such securities mature. Gains and losses from sales and other-than-temporary impairments of AFS securities are recorded in book value through earnings and reflected in adjusted book value.

•

Net unearned premium revenue in excess of expected losses - Net unearned premium revenue in excess of expected losses consists of the financial guarantee unearned premium revenue of National in excess of expected insurance losses, net of reinsurance and deferred acquisition costs. In accordance with GAAP, a loss reserve on a financial guarantee policy is only recorded when expected losses exceed the amount of unearned premium revenue recorded for that policy. As a result, we only add to GAAP book value the amount of unearned premium revenue in excess of expected losses for each policy so that ABV reflects the full amount of our expected losses. The Company’s net unearned premium revenue will be recognized in GAAP book value in future periods, however, actual amounts could differ from estimated amounts used in our ABV due to such factors as credit defaults and policy terminations, among others.

Since the Company has a full valuation allowance against its net deferred tax asset, the book value per share adjustments to ABV were adjusted by applying a zero effective tax rate.

As of June 30, 2018, ABV per share was $27.24, a decrease from $28.77 as of December 31, 2017. The decrease in ABV per share was primarily driven by losses incurred on certain Puerto Rico exposures, partially offset by a decrease in common shares outstanding from the share repurchases made by the Company during the six months ended June 30, 2018. The following table provides a reconciliation of book value per share to ABV per share:

In millions except share and per share amounts	As of June 30, 2018	As of December 31, 2017
Total shareholders’ equity of MBIA Inc.	$1,103	$1,413
Common shares outstanding	90,661,991	91,484,447
Book value per share	$12.16	$15.44
Book value per share adjustments:
Remove negative book value of MBIA Corp.	10.56	8.84
Remove net unrealized (gains) losses on available-for-sale securities included in other comprehensive income (loss)	0.63	0.26
Add net unearned premium revenue in excess of expected losses	3.89	4.23

Total book value per share adjustments	15.08	13.33

Adjusted book value per share	$27.24	$28.77

U.S. Public Finance Insurance

Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of June 30, 2018, National had total insured gross par outstanding of $64.5 billion.

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

The following table presents our U.S. public finance insurance segment results for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2018	2017	Change	2018	2017	Change
Net premiums earned	$19	$38	-50%	$51	$79	-35%
Net investment income	29	29	-%	56	60	-7%
Fees and reimbursements	-	-	-%	1	1	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	(9)	14	n/m	(15)	18	n/m
Net investment losses related to other-than-temporary impairments	(1)	(11)	-91%	(2)	(13)	-85%

Total revenues	38	70	-46%	91	145	-37%

Losses and loss adjustment	59	158	-63%	136	169	-20%
Amortization of deferred acquisition costs	4	10	-60%	11	18	-39%
Operating	11	22	-50%	22	39	-44%

Total expenses	74	190	-61%	169	226	-25%

Income (loss) before income taxes	(36)	(120)	-70%	(78)	(81)	-4%
Provision (benefit) for income taxes	(8)	(43)	-81%	(17)	(31)	-45%

Net income (loss)	$(28)	$(77)	-64%	$(61)	$(50)	22%

n/m - Percent change not meaningful.

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for the three months ended June 30, 2018 compared with the same period of 2017 resulted from decreases in scheduled premiums earned of $10 million and refunded premiums earned of $9 million. The decrease in net premiums earned for the six months ended June 30, 2018 compared with the same period of 2017 resulted from decreases in scheduled premiums earned of $15 million and refunded premiums earned of $13 million. Scheduled premium earnings declined due to the refunding and maturity of insured issues in prior periods. Refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of scheduled premiums that would have been earned in the current period.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable changes in net gains (losses) on financial instruments at fair value and foreign exchange for the three and six months ended June 30, 2018 compared with the same periods of 2017 were principally due to increases in net realized losses from the sales of securities from the ongoing management of our U.S. public finance insurance investment portfolio.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents information about our U.S. public finance insurance loss and LAE expenses for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2018	2017	Change	2018	2017	Change
Loss and LAE related to actual and expected payments (1)	$59	$153	-61%	$141	$189	-25%
Recoveries of actual and expected payments	-	7	-100%	(1)	(18)	-94%

Gross losses incurred	59	160	-63%	140	171	-18%
Reinsurance	-	(2)	-100%	(4)	(2)	100%

Losses and loss adjustment expenses	$59	$158	-63%	$136	$169	-20%

(1) -	Puerto Rico exposures are reflected net of expected recoveries on such payments.

For the three months ended and six months ended June 30, 2018 and 2017, losses and LAE primarily related to increases in actual and expected payments on certain Puerto Rico exposures, partially offset by increases in recoveries of actual and expected payments on certain Puerto Rico exposures.

The following table presents information about our U.S. public finance insurance loss and LAE reserves and recoverables as of June 30, 2018 and December 31, 2017:

In millions	June 30, 2018	December 31, 2017	Percent Change
Assets:
Insurance loss recoverable	$365	$333	10%
Reinsurance recoverable on paid and unpaid losses (1)	15	12	25%
Liabilities:
Gross loss and LAE reserves (2)	630	531	19%
Expected recoveries on unpaid losses	(20)	(19)	5%

Loss and LAE reserves	$610	$512	19%

Insurance loss recoverable - ceded (3)	$13	$12	8%

(1) -	Reported within “Other assets” on our consolidated balance sheets.

(2) -	Puerto Rico exposures are reflected net of expected recoveries on such reserves.

(3) -	Reported within “Other liabilities” on our consolidated balance sheets.

Insurance loss recoverable as of June 30, 2018 increased compared with December 31, 2017 primarily as a result of expected recoveries related to claims paid on certain Puerto Rico exposures in 2018. Loss and LAE reserves as of June 30, 2018 increased compared with December 31, 2017 primarily as a result of increases in expected payments net of expected recoveries on those payments related to certain Puerto Rico exposures.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and six months ended June 30, 2018 and 2017 are presented in the following table:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2018	2017	Change	2018	2017	Change
Gross expenses	$11	$23	-52%	$22	$41	-46%

Amortization of deferred acquisition costs	$4	$10	-60%	$11	$18	-39%
Operating	11	22	-50%	22	39	-44%

Total insurance operating expenses	$15	$32	-53%	$33	$57	-42%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three and six months ended June 30, 2018 compared with the same periods of 2017 due to decreases in compensation expense and rating agency fees. Amortization of deferred acquisition costs decreased for the three and six months ended June 30, 2018 compared with the same periods of 2017 due to higher refunding activity in 2017. When an insured obligation refunds, we accelerate any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during the first half of 2018 or 2017.

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

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of June 30, 2018 and December 31, 2017. CABs are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	June 30, 2018		December 31, 2017
Rating	Amount	%	Amount	%
AAA	$3,771	5.9%	$3,271	4.6%
AA	24,065	37.3%	28,354	39.4%
A	20,696	32.1%	23,530	32.7%
BBB	10,143	15.7%	10,870	15.1%
Below investment grade	5,798	9.0%	5,903	8.2%

Total	$64,473	100.0%	$71,928	100.0%

U.S. Public Finance Insurance Puerto Rico Exposures

The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of June 30, 2018.

In millions	Gross Par Outstanding		Gross Par Outstanding Plus CAB Accreted Interest	Debt Service Outstanding		National Internal Rating
Puerto Rico Electric Power Authority (PREPA)	$1,151		$1,151	$1,607		d
Puerto Rico Commonwealth GO	647	(1)	665	832		d
Puerto Rico Public Buildings Authority (PBA)(2)	188		188	268		d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	528	(1)	528	955		d
Puerto Rico Highway and Transportation Authority - Subordinated Transportation Revenue (PRHTA)	30		30	42		d
Puerto Rico Sales Tax Financing Corporation (COFINA)	684	(1)	1,176	4,170		d
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	68	(1)	69	96		d
University of Puerto Rico System Revenue	82		82	116		d
Inter American University of Puerto Rico Inc.	23		23	31		a3

Total	$3,401		$3,912	$8,117	(3)

(1) -	Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy.

(2) -	Additionally secured by the guarantee of the Commonwealth of Puerto Rico.

(3) -	As a result of debt service payments made as of July 1, 2018, National’s total Puerto Rico debt service outstanding declined by $212 million.

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

Pursuant to PROMESA, the Title III cases were filed in the U.S. District Court for Puerto Rico, and the court has entered an order directing the cases to be jointly administered for procedural purposes. The Oversight Board and creditors met for the first time in court in May of 2017 in San Juan before the judge assigned to preside over the cases to begin addressing the nearly $70 billion of debt amassed by Puerto Rico and its instrumentalities. Given the complex factual and legal issues involved in the cases, the judge has designated five additional federal judges to act as mediators in the Title III cases and the proceeding concerning the University of Puerto Rico which, at this time, has indicated a desire to pursue a Title VI resolution.

As a result of prior defaults, various stays and the Title III cases, National paid gross claims in the aggregate amount of $116 million, $40 million, $91 million, $24 million and $173 million against general obligation (“GO”) bonds, PBA bonds and PRHTA bonds, relating to debt service due on July 1, 2018, January 1, 2018, July 1, 2017, January 1, 2017 and July 1, 2016, respectively. In addition, National paid claims in the aggregate amount of $91 million, $29 million and $127 million against PREPA bonds relating to debt service due on July 1, 2018, January 1, 2018 and July 1, 2017, respectively, following the termination of the Restructuring Support Agreement (“RSA”), as further discussed below, on June 29, 2017.

Status of Puerto Rico’s Fiscal Plans

At its October 31, 2017 meeting, the Oversight Board sought from Puerto Rico and certain of its instrumentalities covered under PROMESA, revised fiscal plans that account for the damage suffered from Hurricane Maria.

On January 24, 2018, the Puerto Rico government submitted a draft fiscal plan to the Oversight Board, which purported to reflect the government’s expected economic outlook for Puerto Rico over a five year period after integrating four additional key drivers into the prior projections that had formed the basis of previous fiscal plan submissions: (i) the negative impact of Hurricane Maria, (ii) mitigating impact of disaster relief assistance, (iii) changes to revenue and expense measures, and (iv) the impact of structural reforms. The revised draft fiscal plan projected Puerto Rico going from a previously calculated $3.7 billion surplus to a $3.4 billion deficit (before debt service) over the five year period. The Oversight Board rejected the proposed plan after determining that it did not comply with the requirements of PROMESA. Subsequently, the government of Puerto Rico submitted several revised iterations of the fiscal plan to incorporate the Oversight Board’s comments as well as the incremental disaster relief funding provided by legislation approved by the U.S. Congress on February 9, 2018. The most recent draft fiscal plan produced by Puerto Rico, delivered on April 5, 2018, reflects an increased projected five-year cash surplus, to $6.3 billion, but did not include certain austerity measures that had been urged by the Oversight Board. On April 18, 2018, the Oversight Board [released] its own fiscal plan which projected a $6.7 billion cash flow surplus before debt service during the five-year projection period. On April 19, 2018, the Oversight Board certified its version of the fiscal plan for Puerto Rico, as well as those for PREPA, PRHTA, and the University of Puerto Rico. The April 19, 2018 fiscal plan outlined various labor reform and austerity measures intended to decrease government expenditures and increase Puerto Rico’s annual anticipated savings. The Governor of Puerto Rico objected to these measures, and after negotiations took place, the Oversight Board agreed that it would end its demand for certain elements of the austerity measures. In exchange, the Governor agreed to present a bill to the legislature to repeal Puerto Rico’s Wrongful Termination Act (“Law 80”), thereby making Puerto Rico an at-will employment jurisdiction. The Puerto Rico legislature failed to adopt the repeal of Law 80, however, and subsequently, the Oversight Board certified a revised fiscal plan on June 29, 2018, which is substantially similar to the April 19, 2018 fiscal plan and requires many of the same austerity measures. On June 30, 2018, the Oversight Board certified its own 2018-2019 Puerto Rico budget after refusing to certify the budget submitted by the Legislative Assembly and the Governor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

On July 5, 2018, the Governor filed an adversary complaint in the Commonwealth Title III case, seeking a declaration that the Oversight Board lacks the authority to impose the above-mentioned austerity measures on Puerto Rico through its certified fiscal plan and budget. On July 9, 2018, Puerto Rico’s Legislative Assembly filed its own adversary complaint against the Oversight Board, seeking an injunction prohibiting the Oversight Board from implementing its certified 2018-2019 budget and requiring the Oversight Board to instead certify the 2018-2019 budget approved by the Legislative Assembly. Certain creditors have also challenged the Oversight Board’s April 19, 2018 fiscal plan. On May 23, 2018, Assured, Assured Guaranty Municipal Corp., and Financial Guaranty Insurance Company filed an adversary complaint against the Oversight Board. Plaintiffs argued that the April 19, 2018 fiscal plan violates PROMESA and seek a declaration that the fiscal plan is unlawful, unconstitutional, and cannot be used as the basis for proposing a plan of adjustment in the pending Commonwealth Title III case.

On May 25, 2018, National submitted proofs of claim in the Commonwealth, COFINA, HTA, and PREPA Title III Cases on account of its rights and remedies relating to the GO, PBA, COFINA, HTA and PREPA bonds that it insures and/or owns.

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

I. Bank of New York Mellon Interpleader Action

Following alleged events of default, certain creditors, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”), and the Oversight Board provided COFINA’s Trustee, Bank of New York, with conflicting instructions regarding the application of funds held by the trustee. In addition, certain creditors have sued Bank of New York, for alleged breach of fiduciary duties in connection with the application of funds held by the trustee upon an event of default. As a result, Bank of New York filed an interpleader motion with the court overseeing COFINA’s Title III case, seeking relief from any potential liability brought by creditors and direction from the court as to control and application of approximately $1.2 billion of funds held by the trustee as of June 1, 2018. National has intervened in this matter. Given the complexity of the issues, on May 30, 2017, the judge granted Bank of New York’s interpleader request upon ordering a freeze on disbursements to all bondholders and temporarily setting aside the funds until the dispute can be resolved between the parties. On November 6, 2017, National, along with Ambac Assurance Corporation, filed a joint motion for summary judgment asserting, among other things, that (i) events of default have occurred under the COFINA Resolution requiring payment to senior bondholders before any distribution to subordinate bondholders, and (ii) the COFINA bonds have been accelerated. All summary judgment motions are fully briefed and pending.

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

On February 26, 2018, the COFINA Agent filed a motion to certify questions of Puerto Rico law regarding COFINA to the Supreme Court of Puerto Rico. On April 4, 2018, National, along with Ambac Assurance Corporation, filed a limited objection to the COFINA Agent’s certification motion. On April 10, 2018, the Court heard oral argument on motions for summary judgment, after which it took the matter under advisement.

On May 14, 2018, the Oversight Board and AAFAF rejected a settlement proposal by COFINA and GO bondholders.

On May 24, 2018, the Court denied the COFINA Agent’s motion to certify questions of Puerto Rico law regarding COFINA to the Supreme Court of Puerto Rico.

On June 5, 2018, the Commonwealth and COFINA Agents submitted a Joint Urgent Motion, which disclosed their agreement in principle to settle the Commonwealth-COFINA Dispute and related issues under the Agents’ mediation authority. Under the proposed settlement terms, COFINA and the Commonwealth would agree to share the statutory Pledged Sales Tax Base Amount. COFINA would receive (a) 53.65% of the yearly scheduled Pledged Sales Tax Base Amount (beginning with payments made on July 1, 2018), and (b) 100% of the cash held in trust at Bank of New York Mellon as of June 30, 2018. COFINA’s Title III plan of adjustment would provide that, to the extent permitted under applicable law, all restructured securities issued by reorganized COFINA (or a new entity established pursuant to COFINA’s Title III plan of adjustment) would be tax-exempt, with the COFINA Agent.

On June 11, 2018, the Court issued an order holding its decision on the motions for summary judgment in abeyance for a 60-day period in light of the parties’ progression towards settlement. The abeyance period expired on August 4, 2018. Settlement negotiations to resolve the Commonwealth-COFINA Dispute are ongoing.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

PREPA sustained heavy damage to its infrastructure from the two September 2017 hurricanes and in particular from Hurricane Maria. Its generating assets, located along the coast sustained only minor damage but damage to the transmission and distribution infrastructure was extensive. Lack of power has a knock-on effect of disabling telecommunication and water systems as well. Restoration efforts are being coordinated by the U.S. Army Corps of Engineers under contract with the Federal Emergency Management Agency (“FEMA”); monies from FEMA are expected to finance the reconstruction effort. In December of 2017 and continuing into January of 2018, mainland electric crews have arrived in force with equipment and supplies to continue the restoration effort. As of July 12, 2018, PREPA is reporting approximately 99.9% of its customers have had power restored; mainland mutual aid crews have departed the Island and the U.S. Army Corps of Engineers has ended its power restoration mission.

The PREPA revised Fiscal Plan certified on April 19, 2018 calls for a wholesale transformation of PREPA to at least a partially privatized entity. Specifics regarding implementation and the impact on creditors were not detailed or readily apparent in the Plan. Advisors to the FOMB have taken steps to assess investor interest for privatization.

Separately, the government of Puerto Rico enacted its own privatization legislation which proposes the sale and privatization of generating assets and concessionaire agreement for transmission and distribution assets. Many important details remain under development.

On July 11, 2018, the CEO of PREPA, who was appointed in March of 2018, announced his resignation as CEO effective July 14, 2018. On July 12, 2018 a majority of the Board, including all independent directors and the director who had been named interim CEO, resigned citing undue political interference in PREPA’s operations. The Governor now controls the PREPA Board of Directors which confirmed his nominee as the new PREPA CEO on July 18, 2018. The House Natural Resources Committee of the U.S. Congress held a hearing on July 25, 2018 concerning the circumstances at PREPA. Following the hearing, media reports indicated that the Chairman of the Committee and the Resident Commissioner, Puerto Rico’s non-voting representative to Congress would prepare legislation to address issues raised at the hearing for introduction in the fall.

On July 30, 2018, PREPA, FOMB, AAFAF and the Governor announced a preliminary restructuring support agreement with certain members of the Ad Hoc Group of bondholders. National is not a party to that agreement.

PRHTA

On May 21, 2017, the Oversight Board commenced a Title III case for PRHTA. On June 3, 2017, National, together with Assured and Assured Guaranty Municipal Corp., filed an adversary proceeding seeking to enforce the special revenue protections of the Bankruptcy Code which are incorporated into PROMESA. These provisions ensure, among other things, that (i) current tax and toll revenues remain subject to liens and (ii) the automatic stay resulting from a filing of a Title III petition does not stay or limit application of these pledged special revenues to the repayment of PRHTA debt. On January 30, 2018, the court granted motions to dismiss the adversary proceeding. On February 9, 2018, the plaintiffs/appellants filed their notice of appeal to the United States Court of Appeals for the First Circuit, and filed their opening brief on May 9, 2018. The Appellees filed their opposition brief on July 9, 2018. Appellants’ reply brief was due by August 8, 2018.

On June 29, 2018, in a related case involving PRHTA, also on appeal before the First Circuit, the Chairman of the House Committee on Natural Resources, who oversaw the drafting and enactment of PROMESA, filed a motion for leave to file an amicus curiae brief to respond to a request from the First Circuit for context and the background and history of PROMESA. The Chairman’s brief, which was attached to his motion, states that PROMESA was drafted in consideration of creditors’ rights and was intended to promote resolution of Puerto Rico’s fiscal stress through consensual negotiation with creditors under Title VI. The proposed brief took issue with the Oversight Board’s quick reliance on Title III proceedings, which had been “created as a last resort, to be used in truly intractable cases after a lengthy negotiation period proved fruitless.” The brief also observed that under PROMESA, a court cannot confirm a plan of adjustment unless it complies with the applicable fiscal plan, which must itself comport with the mandatory requirements set forth in PROMESA, including requirements regarding the protection of creditor rights. The brief also confirms that PROMESA incorporates the “special revenue” provisions from Chapter 9 of the Bankruptcy Code, which ensure that “creditors’ liens on special revenues streams are not interrupted by the filing of a Title III case, exempting their claims from the automatic stay.”

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

The following tables presents our scheduled gross debt service due on our Puerto Rico insured exposures for the six months ending December 31, 2018, for each of the subsequent four years ending December 31 and thereafter:

	Six Months Ending December 31, 2018	2019	2020	2021	2022	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$90	$177	$115	$140	$140	$945	$1,607
Puerto Rico Commonwealth GO	78	154	223	82	19	276	832
Puerto Rico Public Buildings Authority (PBA)	12	24	10	24	9	189	268
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	19	27	26	27	27	829	955
Puerto Rico Highway and Transportation Authority — Subordinated Transportation Revenue (PRHTA)	4	1	1	1	9	26	42
Puerto Rico Sales Tax Financing Corporation (COFINA)	-	-	-	-	-	4,170	4,170
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	4	16	16	3	2	55	96
University of Puerto Rico System Revenue	4	7	7	7	6	85	116
Inter American University of Puerto Rico Inc.	3	2	3	3	3	17	31

Total	$214	$408	$401	$287	$215	$6,592	$8,117

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the consolidated results of our corporate segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2018	2017	Change	2018	2017	Change
Net investment income	$9	$10	-10%	$18	$19	-5%
Fees	9	13	-31%	20	28	-29%
Net gains (losses) on financial instruments at fair value and foreign exchange	28	(55)	n/m	31	(39)	n/m
Net gains (losses) on extinguishment of debt	-	-	-%	-	8	-100%
Other net realized gains (losses)	-	(1)	-100%	(2)	(2)	-%

Total revenues	46	(33)	n/m	67	14	n/m

Operating	12	15	-20%	27	34	-21%
Interest	24	22	9%	48	44	9%

Total expenses	36	37	-3%	75	78	-4%

Income (loss) before income taxes	10	(70)	-114%	(8)	(64)	-88%
Provision (benefit) for income taxes	-	1,074	-100%	(33)	1,070	-103%

Net income (loss)	$10	$(1,144)	-101%	$25	$(1,134)	-102%

n/m - Percent change not meaningful.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable changes in net gains (losses) on financial instruments at fair value and foreign exchange for the three and six months ended June 30, 2018 compared with the same periods of 2017 were primarily due to foreign exchange gains on Euro denominated liabilities from the strengthening of the U.S. dollar and favorable changes in the fair value of our interest rate swaps due to the effect of higher interest rates during 2018. These favorable changes were partially offset by unfavorable changes in the fair value of the warrants issued on MBIA Inc. common stock as a result of the increase in the stock price, which were exercised during the second quarter of 2018.

NET GAINS (LOSSES) ON EXTINGUISHMENT OF DEBT The net gains on extinguishment of debt for the six months ended June 30, 2017 primarily related to gains from purchases at discounts of MTNs issued by the Company.

OPERATING EXPENSES Operating expenses decreased for the three and six months ended June 30, 2018 compared with the same periods of 2017 primarily due to decreases in compensation expense, primarily as a result of lower headcount.

INTEREST EXPENSE Interest expense increased for the three and six months ended June 30, 2018 compared with the same periods of 2017 due to the purchase by National in the fourth quarter of 2017 of $129 million principal amount of MBIA Inc. 5.700% Senior Notes due 2034 that were previously repurchased by MBIA Inc. and had not been retired.

PROVISION (BENEFIT) FOR INCOME TAXES The benefit for income taxes for the six months ended June 30, 2018 was driven by a decrease to the valuation allowance that was established against the Corporate segment’s net deferred tax asset in the second quarter of 2017. The decrease primarily relates to the portion of the 2015 tax year escrow deposit that was released to MBIA Inc. in the first quarter of 2018. Refer to “Note 9: Income Taxes” in the Notes to the Consolidated Financial Statements for further information about taxes.

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

The following table presents our international and structured finance insurance segment results for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2018	2017	Change	2018	2017	Change
Net premiums earned	$21	$10	110%	$31	$22	41%
Net investment income	2	2	-%	3	18	-83%
Fees and reimbursements	4	16	-75%	18	24	-25%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(25)	(3)	n/m	(44)	(34)	29%
Unrealized gains (losses) on insured derivatives	18	6	n/m	32	(16)	n/m

Net change in fair value of insured derivatives	(7)	3	n/m	(12)	(50)	-76%
Net gains (losses) on financial instruments at fair value and foreign exchange	3	(20)	-115%	(4)	(23)	-83%
Other net realized gains (losses)	-	35	-100%	1	39	-97%
Revenues of consolidated VIEs:
Net investment income	8	6	33%	16	12	33%
Net gains (losses) on financial instruments at fair value and foreign exchange	13	14	-7%	17	(19)	n/m
Other net realized gains (losses)	(93)	-	n/m	(93)	28	n/m

Total revenues	(49)	66	n/m	(23)	51	-145%

Losses and loss adjustment	-	12	-100%	(5)	95	-105%
Amortization of deferred acquisition costs	7	12	-42%	15	22	-32%
Operating	6	8	-25%	11	16	-31%
Interest	33	30	10%	64	59	8%
Expenses of consolidated VIEs:
Operating	3	3	-%	5	5	-%
Interest	23	21	10%	44	39	13%

Total expenses	72	86	-16%	134	236	-43%

Income (loss) before income taxes	(121)	(20)	n/m	(157)	(185)	-15%
Provision (benefit) for income taxes	-	1,199	-100%	(5)	1,142	-100%

Net income (loss)	$(121)	$(1,219)	-90%	$(152)	$(1,327)	-89%

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of June 30, 2018, MBIA Corp.’s total insured gross par outstanding was $13.9 billion.

On January 20, 2017, MBIA Corp. was presented with and fully satisfied a claim of $770 million (the “Zohar II Claim”) on an insurance policy it had written insuring certain notes issued by Zohar II. In order to satisfy the claim, MBIA Corp. used approximately $60 million from its own resources and executed the following two related transactions: 1) MBIA UK Holdings sold its operating subsidiary, MBIA UK, and made a cash payment of $23 million, to Assured, in exchange for the receipt by MBIA UK Holdings of certain Zohar II notes owned by Assured, which had an aggregate outstanding principal amount of $347 million as of January 10, 2017, which notes were distributed as a dividend to MBIA Corp. upon completion of the sale of MBIA UK; and 2) MBIA Corp. executed a financing facility (the “Facility”) with affiliates of certain holders of 14% Fixed-to-Floating Rate Surplus Notes of MBIA Corp. (collectively, the “Senior Lenders”), and with MBIA Inc., pursuant to which the Senior Lenders provided $325 million of senior financing and MBIA Inc. provided $38 million of subordinated financing to MZ Funding, a newly formed wholly-owned subsidiary of the Company.

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. In addition, we generate net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2018	2017	Change	2018	2017	Change
Net premiums earned:
U.S.	$2	$2	-%	$5	$5	-%
Non-U.S.	19	8	138%	26	17	53%

Total net premiums earned	$21	$10	110%	$31	$22	41%

VIEs (eliminated in consolidation)	$2	$2	-%	$3	$4	-25%

Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Net premiums earned increased for the three and six months ended June 30, 2018 compared with the same periods of 2017 primarily due to an increase in scheduled premiums from the termination of a policy.

NET INVESTMENT INCOME Net investment income for the six months ended June 30, 2017 primarily related to the accretion to par value of certain Zohar II notes received in exchange for the sale of MBIA UK to Assured on January 10, 2017.

FEES AND REIMBURSEMENTS The decreases in fees and reimbursements for the three and six months ended June 30, 2018 compared with the same periods of 2017 were primarily due to decreases in termination and waiver and consent fees related to the ongoing management of our international and structured finance insurance business and ceding commission income as a result of higher refunding activity in prior periods. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES Realized losses on insured derivatives include payments made net of premiums and fees earned and salvage received. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and amortization. For the three and six months ended June 30, 2018 and 2017, realized losses on insured derivatives resulted from claim payments on one commercial mortgage-backed security.

For the three and six months ended June 30, 2018, unrealized gains on insured derivatives were principally the result of par amortization, partially offset by the effects of favorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities. For the three months ended June 30, 2017, unrealized gains on insured derivatives were principally due to favorable changes in spreads/prices on the underlying collateral. For the six months ended June 30, 2017, unrealized losses were principally the result of the effects of favorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities. As of June 30, 2018 and December 31, 2017, the fair value of MBIA Corp.’s insured CDS liability was $31 million and $63 million, respectively. As of June 30, 2018, MBIA Corp. had $83 million of gross par outstanding on an insured credit derivative compared with $127 million as of December 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net gains on financial instruments and foreign exchange for the three months ended June 30, 2018 were primarily related to gains from foreign currency revaluations of loss reserves on Mexican denominated policies as a result of the strengthening of the U.S. dollar. The net losses on financial instruments and foreign exchange for the six months ended June 30, 2018 were primarily related to losses from foreign currency revaluations on Chilean Unidad de Fomento denominated premium receivables due to the strengthening of the U.S. dollar, partially offset by foreign exchange gains from the revaluation of loss reserves on Mexican and Euro denominated policies as a result of the strengthening of the U.S. dollar. The net losses on financial instruments and foreign exchange for the three and six months ended June 30, 2017 were primarily related to unfavorable mark-to-market fluctuations on financial instruments.

OTHER NET REALIZED GAINS (LOSSES) Other net realized gains (losses) for the three and six months ended June 30, 2017 were primarily related to the settlement of litigation.

REVENUES OF CONSOLIDATED VIEs For the three and six months ended June 30, 2018, total revenues of consolidated VIEs were losses of $72 million and $60 million, respectively, compared with gains of $20 million and $21 million for the same periods of 2017, respectively. The decreases in revenues of consolidated VIEs were primarily due to the deconsolidation of two VIEs in the second quarter of 2018 from the Zohar Bankruptcy Settlement which resulted in a loss of $93 million. The loss resulted from the difference between the fair value of the VIE assets that were deconsolidated and our current estimate of salvage and subrogation recoveries from those VIEs under insurance accounting. We elected to record at fair value certain instruments that are consolidated under accounting guidance for consolidation of VIEs, and as such, changes in fair value are reflected in earnings.

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

Summary of Financial Guarantee Insurance Losses and LAE

The following table presents information about our financial guarantee insurance losses and LAE recorded in accordance with GAAP for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2018	2017	Change	2018	2017	Change
Losses and LAE related to actual and expected payments	$5	$34	-85%	$(1)	$94	-101%
Recoveries of actual and expected payments	(5)	(22)	-77%	(4)	2	n/m

Gross losses incurred	-	12	-100%	(5)	96	-105%
Reinsurance	-	-	-%	-	(1)	-100%

Losses and loss adjustment expenses (1)	$-	$12	-100%	$(5)	$95	-105%

(1) -

As a result of consolidation of VIEs, these amounts include the elimination of loss and LAE of $(11) million and $(7) million for the three months ended June 30, 2018 and 2017, respectively, and $(19) million and $38 million for the six months ended June 30, 2018 and 2017, respectively.

n/m -	Percent change not meaningful.

For the three months ended June 30, 2018, losses and LAE activity primarily related to decreases in losses incurred on insured second-lien RMBS transactions, partially offset by increases in first-lien RMBS transactions and collateralized debt obligations (“CDOs”).

For the six months ended June 30, 2018, the loss and LAE benefit primarily related to decreases in losses incurred on insured RMBS transactions, partially offset by increases in CDOs and other financial guarantee contracts.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and reserves as of June 30, 2018 and December 31, 2017.

In millions	June 30, 2018	December 31, 2017	Percent Change
Assets:
Insurance loss recoverable	$994	$178	n/m
Reinsurance recoverable on paid and unpaid losses (1)	5	14	-64%
Liabilities:
Gross loss and LAE reserves	439	482	-9%
Expected recoveries on unpaid losses	(14)	(16)	-13%

Loss and LAE reserves	$425	$466	-9%

(1) -	Reported within “Other assets” on our consolidated balance sheets.
n/m -	Percent change not meaningful

Payment of claims totaling $919 million in November of 2015 and January of 2017, on MBIA Corp.’s policies insuring certain notes issued by Zohar I and Zohar II entitles MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. As of June 30, 2018, the Company no longer consolidates Zohar I and Zohar II as VIEs and estimated recoveries from these transactions are included in “Insurance loss recoverable” on the Company’s consolidated balance sheet. As of March 31, 2018 and December 31, 2017, the fair value of the assets of Zohar I and Zohar II were included in “Loans receivable at fair value” under “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheet. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for additional information regarding the estimated Zohar recoveries.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three and six months ended June 30, 2018 and 2017 are presented in the following table:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2018	2017	Change	2018	2017	Change
Gross expenses	$6	$8	-25%	$11	$17	-35%

Amortization of deferred acquisition costs	$7	$12	-42%	$15	$22	-32%
Operating	6	8	-25%	11	16	-31%

Total insurance operating expenses	$13	$20	-35%	$26	$38	-32%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three and six months ended June 30, 2018 compared with the same periods of 2017 primarily due to decreases in compensation expense. Operating expenses decreased for the three and six months ended June 30, 2018 compared with the same periods of 2017 primarily due to decreases in gross expenses.

The decreases in the amortization of deferred acquisition costs for the three and six months ended June 30, 2018 compared with the same periods of 2017 were due to lower refunding activity in 2018. We did not defer a material amount of policy acquisition costs during the first half of 2018 or 2017. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE OF CONSOLIDATED VIEs For the three and six months ended June 30, 2018, total interest expense of consolidated VIEs increased compared with the same periods of 2017 primarily due to interest expense from the Facility.

International and Structured Finance Insurance Portfolio Exposures

Credit Quality

The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of June 30, 2018 and December 31, 2017, 33% of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

Selected Portfolio Exposures

The following is a summary of selected significant exposures within our residential mortgage insured portfolio of our international and structured finance insurance segment. In addition, as of June 30, 2018, MBIA Corp. insured $387 million of CDOs and related instruments. We may experience considerable incurred losses and future expected payments in certain of these sectors. There can be no assurance that the loss reserves recorded in our financial statements will be sufficient or that we will not experience losses on transactions on which we currently have no loss reserves, in particular if the economy deteriorates. We may seek to purchase, directly or indirectly, obligations guaranteed by MBIA Corp. or seek to commute policies. The amount of insurance exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time, and other considerations. In some cases, these activities may result in a reduction of loss reserves, but in all cases they are intended to limit our ultimate losses and reduce the future volatility in loss development on the related policies. Our ability to purchase guaranteed obligations and to commute policies will depend on management’s assessment of available liquidity.

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

The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of June 30, 2018 and December 31, 2017. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of
Collateral Type	June 30, 2018	December 31, 2017	Percent Change
HELOC Second-lien	$839	$975	-14%
CES Second-lien	905	1,037	-13%
Alt-A First-lien(1)	1,033	1,078	-4%
Subprime First-lien	470	512	-8%
Prime First-lien	17	19	-11%

Total	$3,264	$3,621	-10%

(1) -	Includes international exposure of $241 million and $245 million as of June 30, 2018 and December 31, 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance and International and Structured Finance Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. Currently, we do not intend to use reinsurance to decrease the insured exposure in our portfolio. The following table presents information about our reinsurance agreements as of June 30, 2018 for our U.S. public finance and international and structured finance insurance segments.

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable(1)
Assured Guaranty Re Ltd.	AA (Stable Outlook)	WR(2)	$1,125	$27	$5
Assured Guaranty Corp.	AA (Stable Outlook)	A3 (Stable Outlook)	985	-	14
Overseas Private	AA+	Aaa	264	-	-
Investment Corporation	(Stable Outlook)	(Stable Outlook)
Others	A+ or above	WR(2)	82	3	-

Total			$2,456	$30	$19

(1) -	Total reinsurance recoverable is primarily recoverables on unpaid losses.
(2) -	Represents a withdrawal of ratings.

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

As of June 30, 2018, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $2.5 billion compared with $2.7 billion as of December 31, 2017. As of June 30, 2018, $1.9 billion of the ceded par outstanding was ceded from our U.S. public finance insurance segment and $546 million was ceded from our international and structured finance insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2018 and 2017 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Income (loss) before income taxes	$(146)	$(210)	$(242)	$(330)
Provision (benefit) for income taxes	$-	$1,019	$2	$971
Effective tax rate	-%	-485.2%	-0.8%	-294.2%

For the six months ended June 30, 2018, our effective tax rate applied to our loss before income taxes was lower than the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset.

For the six months ended June 30, 2017, our effective tax rate applied to our loss before income taxes was lower than the then U.S. statutory rate of 35% due to the establishment of a full valuation allowance against our net deferred tax asset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

In June of 2017, S&P downgraded the financial strength rating of National, which led the Company to cease its efforts to actively pursue writing new financial guarantee business. In addition to National’s cessation of new business activity, there was an increase in loss and LAE due to changes in assumptions on certain Puerto Rico credits. As a result of the increase in loss and LAE, the Company has a three-year cumulative loss, which is considered significant negative evidence in the assessment of its ability to use its net deferred tax asset. In addition, the Company considered all available positive and negative evidence as required by GAAP, to estimate if sufficient taxable income will be generated to use its net deferred tax asset. After considering all positive and negative evidence, including the Company’s inability to objectively identify and forecast future sources of taxable income, the Company concluded that it does not have sufficient positive evidence to support its ability to use its net deferred tax asset before it expires. As of June 30, 2018 and December 31, 2017, the Company’s valuation allowance against its net deferred tax asset was $841 million and $770 million, respectively. For a discussion of the full valuation allowance recorded in 2017, refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, surplus notes issued by MBIA Corp., and the Facility issued by MZ Funding. Total capital resources were $3.0 billion and $3.2 billion as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, MBIA Inc.’s investment in subsidiaries totaled $1.9 billion.

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

Equity securities

The Company’s and National’s share repurchases that were authorized under share repurchase programs for the six months ended June 30, 2018 and 2017 are presented in the following table:

In millions except per share amounts	Six Months Ended June 30,
	2018	2017
Number of shares repurchased	2.0	9.0
Average price paid per share	$7.25	$8.31
Remaining authorization as of June 30	$236	$250

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

Debt securities

During the six months ended June 30, 2018, we repurchased $20 million par value outstanding of GFL MTNs issued by our corporate segment at approximately 100% of par value.

Warrants

In April and June of 2018, the holder of certain MBIA Inc. warrants exercised its right to purchase, in total, 11.85 million shares of MBIA Inc. common stock at an exercise price of $9.59 per share. As a result, the Company issued a total of 1.3 million shares of MBIA Inc. common stock to the holder in accordance with the cashless settlement provision of the warrants. As of June 30, 2018, there were no warrants outstanding.

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

National

Capital and Surplus

National reported total statutory capital of $2.7 billion as of June 30, 2018, compared with $2.8 billion as of December 31, 2017. As of June 30, 2018, statutory capital comprised $2.1 billion of policyholders’ surplus and $561 million of contingency reserves. National had a statutory net loss of $32 million for the six months ended June 30, 2018. As of June 30, 2018, National’s unassigned surplus was $1.5 billion.

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

National had positive earned surplus as of June 30, 2018, from which it may pay dividends, subject to the limitations described above. We expect the as-of-right declared and paid dividend amounts from National to be limited to prior year net investment income for the foreseeable future.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National’s CPR and components thereto, as of June 30, 2018 and December 31, 2017 are presented in the following table:

In millions	As of June 30, 2018	As of December 31, 2017
Policyholders’ surplus	$2,105	$2,166
Contingency reserves	561	594

Statutory capital	2,666	2,760
Unearned premiums	543	585
Present value of installment premiums (1)	162	164

Premium resources (2)	705	749
Net loss and LAE reserves (1)	250	227
Salvage reserves	430	387

Gross loss and LAE reserves	680	614

Total claims-paying resources	$4,051	$4,123

(1) - Calculated using a discount rate of 3.25% as of June 30, 2018 and December 31, 2017.

(2) - Includes financial guarantee and insured credit derivative related premiums.

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation reported total statutory capital of $489 million as of June 30, 2018 compared with $464 million as of December 31, 2017. As of June 30, 2018, statutory capital comprised $275 million of policyholders’ surplus and $214 million of contingency reserves. As of December 31, 2017, statutory capital comprised $237 million of policyholders’ surplus and $227 million of contingency reserves. For the six months ended June 30, 2018, MBIA Insurance Corporation had statutory net income of $26 million. MBIA Insurance Corporation’s policyholders’ surplus included negative unassigned surplus of $1.8 billion as of June 30, 2018 and December 31, 2017. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred.

As of June 30, 2018, MBIA Insurance Corporation recognized estimated recoveries of $410 million, net of reinsurance on a statutory basis related to put-back claims against Credit Suisse and $181 million related to excess spread recoveries on RMBS, net of reinsurance. In addition, MBIA Insurance Corporation has recorded recoveries related to CDOs. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.

Under NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Reductions in the contingency reserve may be recognized based on excess reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As a result of regulatory approved reductions, MBIA Insurance Corporation’s contingency reserves of $214 million as of June 30, 2018 represented reserves on 29 of the 241 outstanding credits insured by MBIA Insurance Corporation.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. As of June 30, 2018, MBIA Corp. met the required minimum surplus of $65 million. Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of June 30, 2018, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of June 30, 2018, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. Under NYIL, MBIA Insurance Corporation is required to maintain admitted assets greater than the aggregate amount of liabilities and outstanding capital stock. As of June 30, 2018, MBIA Insurance Corporation’s admitted assets did not exceed the aggregate amount of its liabilities and outstanding capital stock. If MBIA Insurance Corporation is not in compliance with the above mentioned requirements, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.

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

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s 14% Fixed-to-Floating Rate Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of July 15, 2018, the most recent scheduled interest payment date, there was $693 million of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of June 30, 2018, MBIA Insurance Corporation had negative “free and divisible surplus,” of $16 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

MBIA Corp.’s CPR and components thereto, as of June 30, 2018 and December 31, 2017 are presented in the following table:

In millions	As of June 30, 2018	As of December 31, 2017
Policyholders’ surplus	$275	$237
Contingency reserves	214	227

Statutory capital	489	464
Unearned premiums	177	195
Present value of installment premiums (1) (4)	176	192

Premium resources (2)	353	387
Net loss and LAE reserves (1)	(855)	(792)
Salvage reserves (3)	1,419	1,428

Gross loss and LAE reserves	564	636

Total claims-paying resources	$1,406	$1,487

(1) - Calculated using a discount rate of 5.20% as of June 30, 2018 and December 31, 2017.

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

As of June 30, 2018 and December 31, 2017, National held cash and investments of $3.5 billion and $3.6 billion, respectively, of which $735 million and $228 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.

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

As of June 30, 2018 and December 31, 2017, the liquidity positions of MBIA Inc. which included cash and cash equivalents and other investments comprised of highly rated commercial paper, money market funds and municipal, U.S. government and corporate bonds for general corporate purposes, excluding the amounts held in escrow under its tax sharing agreement, were $389 million and $419 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

During the six months ended June 30, 2018, $18 million was released to MBIA Inc. under the MBIA group tax sharing agreement and related tax escrow account (“Tax Escrow Account”). In addition, $90 million was returned to National as a result of National’s 2017 financial results. The releases were pursuant to the terms of the tax sharing agreement following the expiration of National’s two-year NOL carry-back period under U.S. tax rules. National’s tax escrow payment of $108 million for the 2016 tax year is not eligible for release or return until National’s 2018 tax liability is estimated. There can be no assurance that any future payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc. due to deductible or creditable tax attributes of those subsidiaries and/or the market value performance of the assets supporting the Tax Escrow Account.

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

As of June 30, 2018 and December 31, 2017, MBIA Corp. held cash and investments of $229 million and $271 million, respectively, of which $105 million and $145 million, respectively, were cash and cash equivalents or short-term investments comprised of money market funds and municipal, U.S. agency and corporate bonds that were immediately available to MBIA Insurance Corporation.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

MBIA Corp. has recorded expected excess spread recoveries of $200 million as of June 30, 2018 associated with insured RMBS issues, including recoveries related to consolidated VIEs. MBIA Corp. has also recorded expected recovery amounts related to its claims against Credit Suisse for ineligible mortgage loans included in an MBIA Corp. insured RMBS transaction. In addition, MBIA Insurance Corporation has recorded recoveries related to CDOs. There can be no assurance that it will be successful or not be delayed in realizing these recoveries. During the six months ended June 30, 2018, MBIA Corp. collected $17 million from insured RMBS transactions related to excess spread recoveries.

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Percent Change
In millions	2018	2017
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(126)	$(459)	-73%
Investing activities	351	457	-23%
Financing activities	(174)	(21)	n/m
Cash and cash equivalents—beginning of period	146	187	-22%

Cash and cash equivalents—end of period	$197	$164	20%

n/m -	Percent change not meaningful.

Operating activities

Net cash used by operating activities decreased for the six months ended June 30, 2018 compared with the same period of 2017 primarily due to a decrease in losses and LAE paid of $381 million, partially offset by a decrease in proceeds from recoveries and reinsurance of $59 million.

Investing activities

Net cash provided by investing activities decreased for the six months ended June 30, 2018 compared with the same period of 2017 primarily due to an increase in purchases of AFS investments of $420 million and a decrease in paydowns and maturities of AFS investments of $96 million, partially offset by an increase in sales, paydowns and maturities (purchases) of short-term investments, net of $362 million and an increase in sales of AFS investments of $77 million.

Financing activities

Net cash used by financing activities increased for the six months ended June 30, 2018 compared with the same period of 2017 primarily due to proceeds received from the Facility of $328 million in 2017, partially offset by a decrease in principal paydowns of VIE notes of $83 million, a decrease in purchases of treasury stock of $64 million and a decrease in principal paydowns of MTNs of $19 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

The following table presents our investment portfolio as of June 30, 2018 and December 31, 2017.

	As of June 30,	As of December 31,	Percent
In millions	2018	2017	Change
Available-for-sale investments(1)
U.S. public finance insurance
Amortized cost	$2,860	$3,150	-9%
Unrealized net gain (loss)	(80)	(72)	11%

Fair value	2,780	3,078	-10%

Corporate
Amortized cost	854	1,078	-21%
Unrealized net gain (loss)	25	49	-49%

Fair value	879	1,127	-22%

International and structured finance insurance
Amortized cost	139	210	-34%
Unrealized net gain (loss)	5	8	-38%

Fair value	144	218	-34%

Total available-for-sale investments:
Amortized cost	3,853	4,438	-13%
Unrealized net gain (loss)	(50)	(15)	n/m

Total available-for-sale investments at fair value	3,803	4,423	-14%

Investments carried at fair value(2)
U.S. public finance insurance	460	174	n/m
Corporate	68	56	21%
International and structured finance insurance	23	-	n/m

Total investments carried at fair value	551	230	140%

Other investments at amortized cost:
U.S. public finance insurance	1	2	-50%

Consolidated investments at carrying value	$4,355	$4,655	-6%

(1) -	Unrealized gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive income in shareholders’ equity.

(2) -

Changes in fair value and realized gains and losses from the sale of these investments are reflected in net income. As a result of the adoption of ASU 2016-01, June 30, 2018 balances include money market securities. As of December 31, 2017, money market securities were reported in AFS investments.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of June 30, 2018, the weighted average credit quality ratings and percentage of investment grade of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are presented in the following table:

International
	U.S. Public		and Structured
	Finance		Finance
	Insurance	Corporate	Insurance	Total
Weighted average credit quality ratings	A	Aa	Aa	Aa
Investment grade percentage	94%	99%	89%	95%

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

As of June 30, 2018, Insured Investments at fair value represented $431 million or 10% of consolidated investments, of which $335 million or 8% of consolidated investments were Company-Insured Investments. As of June 30, 2018, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of June 30, 2018, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 6% of the total consolidated investment portfolio.

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

Item 1A. Risk Factors (continued)

Puerto Rico continues in its efforts to rebuild its infrastructure and to otherwise recover from the impact of Hurricane Maria in 2017, aided in part by Federal Emergency Management Agency and other federal agencies. The extent and duration of such aid is inherently uncertain, and the necessary and greater involvement of the federal government, through its actions to deliver disaster relief and other support services, in addition to the evolving role of the Oversight Board and the role of Puerto Rico in its own recovery, heightens political risk in connection with the restructuring of legacy debt. This risk could lead the Oversight Board, Puerto Rico or the federal government to seek to extract greater concessions from creditors based on the uncertainty of Puerto Rico’s long term recovery prospects. In this event, losses at National on select Puerto Rico exposures could increase materially.

As of June 30, 2018, National had $3.4 billion of gross insured par outstanding ($3.9 billion of gross insured par outstanding when including accreted interest on insured capital appreciation bonds) related to Puerto Rico. Puerto Rico may be unable or unwilling to pay their obligations as and when due, in which case National would be required to pay claims of unpaid principal and interest when due under its insurance policies, which could be material. On January 1, 2018 and July 1, 2018, Puerto Rico defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $276 million as a result. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National would experience losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part I Financial Information, Item 2 of this Form 10-Q for additional information on our Puerto Rico exposures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 3, 2017, the Company’s Board of Directors authorized the repurchase by the Company or National of up to $250 million of its outstanding shares under a new share repurchase authorization. During the six months ended June 30, 2018, we repurchased 2 million common shares of MBIA Inc. at an average share price of $7.25 under the November 3, 2017 repurchase program.

The table below presents repurchases made by the Company in each month during the second quarter of 2018:

			Total Number	Maximum
	Total	Average	of Shares	Amount That May
	Number of	Price	Purchased as	Be Purchased
	Shares	Paid Per	Part of Publicly	Under the Plan
Month	Purchased (1)	Share	Announced Plan	(in millions)
April	111	$9.20	-	$236
May	133	8.89	-	236
June	120	9.67	-	236

	364	$9.24	-	$236

(1) -	111 shares in April, 133 shares in May and 120 shares in June were purchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.

Item 6. Exhibits

31.1.	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2018; (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: August 8, 2018	/s/ Anthony McKiernan
Anthony McKiernan
Chief Financial Officer

Date: August 8, 2018	/s/ Joseph R. Schachinger
Joseph R. Schachinger
Controller (Chief Accounting Officer)