Form 10-Q
period 2018-09-30
MBIA INC
filed 2018-11-06
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, 90,690,129 shares of Common Stock, par value $1 per share, were outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	September 30, 2018	December 31, 2017
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $3,562 and $3,728)	$3,533	$3,712
Investments carried at fair value	231	200
Investments pledged as collateral, at fair value (amortized cost $32 and $147)	30	148
Short-term investments, at fair value (amortized cost $411 and $589)	411	589
Other investments (includes investments at fair value of $- and $4)	1	6

Total investments	4,206	4,655
Cash and cash equivalents	167	122
Premiums receivable	306	369
Deferred acquisition costs	78	95
Insurance loss recoverable	1,542	511
Other assets	125	128
Assets of consolidated variable interest entities:
Cash	12	24
Investments held-to-maturity, at amortized cost (fair value $901 and $916)	890	890
Investments carried at fair value	163	182
Loans receivable at fair value	428	1,679
Loan repurchase commitments	415	407
Other assets	29	33

Total assets	$8,361	$9,095

Liabilities and Equity
Liabilities:
Unearned premium revenue	$609	$752
Loss and loss adjustment expense reserves	1,033	979
Long-term debt	2,218	2,121
Medium-term notes (includes financial instruments carried at fair value of $123 and $115)	738	765
Investment agreements	314	337
Derivative liabilities	173	262
Other liabilities	196	165
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $709 and $1,069)	1,960	2,289

Total liabilities	7,241	7,670

Commitments and contingencies (Refer to Note 13: Commitments and Contingencies)
Equity:
Preferred stock, par value $1 per share; authorized shares--10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares--400,000,000; issued shares--283,625,689 and 283,717,973	284	284
Additional paid-in capital	3,155	3,171
Retained earnings	973	1,095
Accumulated other comprehensive income (loss), net of tax of $7 and $16	(206)	(19)
Treasury stock, at cost--192,936,029 and 192,233,526 shares	(3,098)	(3,118)

Total shareholders’ equity of MBIA Inc.	1,108	1,413
Preferred stock of subsidiary	12	12

Total equity	1,120	1,425

Total liabilities and equity	$8,361	$9,095

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Premiums earned:
Scheduled premiums earned	$44	$26	$96	$82
Refunding premiums earned	18	27	42	64

Premiums earned (net of ceded premiums of $1, $1, $4 and $4)	62	53	138	146
Net investment income	31	33	96	122
Fees and reimbursements	17	1	23	9
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(5)	(7)	(49)	(41)
Unrealized gains (losses) on insured derivatives	4	6	36	(10)

Net change in fair value of insured derivatives	(1)	(1)	(13)	(51)
Net gains (losses) on financial instruments at fair value and foreign exchange	5	(11)	18	(55)
Net investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	-	(26)	-	(80)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	(1)	(45)	(3)	(4)

Net investment losses related to other-than-temporary impairments	(1)	(71)	(3)	(84)
Net gains (losses) on extinguishment of debt	3	1	3	9
Other net realized gains (losses)	1	(1)	-	36
Revenues of consolidated variable interest entities:
Net investment income	9	8	25	20
Net gains (losses) on financial instruments at fair value and foreign exchange	12	21	29	2
Other net realized gains (losses)	(33)	-	(126)	28

Total revenues	105	33	190	182
Expenses:
Losses and loss adjustment	46	205	177	469
Amortization of deferred acquisition costs	9	8	17	23
Operating	18	21	57	82
Interest	52	50	155	148
Expenses of consolidated variable interest entities:
Operating	3	3	8	8
Interest	22	19	63	55

Total expenses	150	306	477	785

Income (loss) before income taxes	(45)	(273)	(287)	(603)
Provision (benefit) for income taxes	-	(6)	2	965

Net income (loss)	$(45)	$(267)	$(289)	$(1,568)

Net income (loss) per common share:
Basic	$(0.50)	$(2.17)	$(3.24)	$(12.38)
Diluted	$(0.50)	$(2.17)	$(3.24)	$(12.38)
Weighted average number of common shares outstanding:
Basic	89,490,267	122,967,924	89,075,892	126,643,642
Diluted	89,490,267	122,967,924	89,075,892	126,643,642

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(45)	$(267)	$(289)	$(1,568)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	(4)	16	(61)	20
Provision (benefit) for income taxes	-	7	5	7

Total	(4)	9	(66)	13
Reclassification adjustments for (gains) losses included in net income (loss)	(2)	1	(3)	(4)
Provision (benefit) for income taxes	-	(1)	-	(1)

Total	(2)	2	(3)	(3)
Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	25	40	48	6
Provision (benefit) for income taxes	-	2	-	2

Total	25	38	48	4
Reclassification adjustments for (gains) losses included in net income (loss)	2	4	3	6
Provision (benefit) for income taxes	-	1	-	2

Total	2	3	3	4
Foreign currency translation:
Foreign currency translation gains (losses)	-	1	2	145
Provision (benefit) for income taxes	-	(1)	-	20

Total	-	2	2	125
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	28	-	(4)	-

Total	28	-	(4)	-

Total other comprehensive income (loss)	49	54	(20)	143

Comprehensive income (loss)	$4	$(213)	$(309)	$(1,425)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For The Nine Months Ended September 30, 2018

(In millions except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders’ Equity	Preferred Stock of Subsidiary		Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	of MBIA Inc.	Shares	Amount	Equity
Balance, December 31, 2017	283,717,973	$284	$3,171	$1,095	$(19)	(192,233,526)	$(3,118)	$1,413	1,315	$12	$1,425

ASU 2016-01 transition adjustment	-	-	-	164	(164)	-	-	-	-	-	-
ASU 2018-02 transition adjustment	-	-	-	3	(3)	-	-	-	-	-	-
Net income (loss)	-	-	-	(289)	-	-	-	(289)	-	-	(289)
Other comprehensive income (loss)	-	-	-	-	(20)	-	-	(20)	-	-	(20)
Share-based compensation	(92,284)	-	5	-	-	(18,412)	-	5	-	-	5
Treasury shares issued for warrant exercises	-	-	(21)	-	-	1,277,620	34	13	-	-	13
Treasury shares acquired under share repurchase program	-	-	-	-	-	(1,961,711)	(14)	(14)	-	-	(14)

Balance, September 30, 2018	283,625,689	$284	$3,155	$973	$(206)	(192,936,029)	$(3,098)	$1,108	1,315	$12	$1,120

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Premiums, fees and reimbursements received	$73	$41
Investment income received	162	193
Insured derivative commutations and losses paid	(49)	(41)
Financial guarantee losses and loss adjustment expenses paid	(367)	(744)
Proceeds from recoveries and reinsurance	46	100
Operating and employee related expenses paid	(68)	(103)
Interest paid, net of interest converted to principal	(119)	(139)
Income taxes (paid) received	(1)	-

Net cash provided (used) by operating activities	(323)	(693)

Cash flows from investing activities:
Purchases of available-for-sale investments	(1,684)	(1,146)
Sales of available-for-sale investments	1,647	1,300
Paydowns and maturities of available-for-sale investments	245	392
Purchases of investments at fair value	(142)	(199)
Sales, paydowns and maturities of investments at fair value	162	270
Sales, paydowns and maturities (purchases) of short-term investments, net	269	67
Paydowns and maturities of loans receivable	365	202
Consolidation of variable interest entities	-	18
Deconsolidation of variable interest entities	(7)	-
(Payments) proceeds for derivative settlements	(19)	(58)
Collateral (to) from counterparties	-	4
Capital expenditures	-	(1)
Other investing	-	(23)

Net cash provided (used) by investing activities	836	826

Cash flows from financing activities:
Proceeds from investment agreements	9	13
Principal paydowns of investment agreements	(30)	(57)
Principal paydowns of medium-term notes	(62)	(55)
Proceeds from the MBIA Corp. Financing Facility	-	328
Principal paydowns of variable interest entity notes	(382)	(311)
Purchases of treasury stock	(15)	(98)
Other financing	-	(4)

Net cash provided (used) by financing activities	(480)	(184)

Net increase (decrease) in cash and cash equivalents	33	(51)
Cash and cash equivalents—beginning of period	146	187

Cash and cash equivalents—end of period	$179	$136

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(289)	$(1,568)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	54	34
Deferred acquisition costs	18	22
Unearned premium revenue	(142)	(149)
Loss and loss adjustment expense reserves	50	615
Insurance loss recoverable	(192)	(781)
Accrued interest payable	113	81
Accrued expenses	(10)	(26)
Unrealized (gains) losses on insured derivatives	(36)	10
Net (gains) losses on financial instruments at fair value and foreign exchange	(47)	53
Other net realized (gains) losses	126	(64)
Deferred income tax provision (benefit)	1	961
Interest on variable interest entities, net	14	26
Other operating	17	93

Total adjustments to net income (loss)	(34)	875

Net cash provided (used) by operating activities	$(323)	$(693)

Supplementary Disclosure of Consolidated Cash Flow Information
Non-cash investing activities:
Non-cash consideration received from the sale of MBIA UK Insurance Limited	$-	$332

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

Stock Warrants

In April and June of 2018, the holder of certain MBIA Inc. warrants exercised its right to purchase, in total, 11.85 million shares of MBIA Inc. common stock at an exercise price of $9.59 per share. As a result, the Company issued a total of 1.3 million shares of MBIA Inc. common stock to the holder in accordance with the cashless settlement provision of the warrants. As of September 30, 2018, there were no warrants outstanding.

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

Zohar and RMBS Recoveries

Payment of claims totaling $919 million in November of 2015 and January of 2017, on MBIA Corp.’s policies insuring the class A-1 and A-2 notes issued by Zohar CDO 2003-1, Limited (“Zohar I”) and insuring certain notes issued by Zohar II 2005-1, Limited (“Zohar II”), entitles MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. MBIA Corp. anticipates that the primary source of the recoveries will come from the monetization of the assets of Zohar I and Zohar II, which include, among other things, loans made to, and equity interests in, companies purportedly controlled by the sponsor and former collateral manager of Zohar I and Zohar II (the “Zohar Sponsor”) (all the assets of Zohar I and Zohar II, the “Zohar Assets”). On March 11, 2018, the then-director of Zohar I and Zohar II placed those funds into voluntary bankruptcy proceedings in federal bankruptcy court in the District of Delaware (the “Zohar Funds Bankruptcy Cases”). On May 21, 2018, the Court granted the Zohar funds’ motion to approve a settlement (the “Zohar Bankruptcy Settlement”) which established a process by which the debtor funds, through an independent director and a chief restructuring officer, will work with the original sponsor of the funds to monetize the Zohar Assets and repay creditors, including MBIA Corp. In addition, the Zohar Bankruptcy Settlement provides for a stay of all pending litigation between the parties for a minimum of fifteen months. Subsequent to the Zohar Bankruptcy Settlement, the Company deconsolidated Zohar I and Zohar II as variable interest entities (“VIEs” or “VIE”) and, as of September 30, 2018, salvage and subrogation recoveries related to Zohar I and Zohar II are reported within “Insurance loss recoverable” on the Company’s consolidated balance sheet. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of the Zohar funds. Notwithstanding the Zohar Bankruptcy Settlement, there can be no assurance that the value of the Zohar Assets will be sufficient to permit MBIA Corp. to recover all or substantially all of the payments it made on Zohar I and Zohar II.

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

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for additional information about MBIA Corp.’s recoveries.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

Corporate Liquidity

Subsequent to September 30, 2018, National declared and paid a dividend of $108 million to its ultimate parent, MBIA Inc. Also, subsequent to September 30, 2018, National purchased from MBIA Inc., certain MBIA Inc. 5.700% Senior Notes due 2034 and certain MBIA Inc. 7.000% Debentures due 2025 that were previously repurchased by MBIA Inc. and had not been retired, resulting in an increase to MBIA Inc.’s liquidity of $41 million. Based on the Company’s projections of National’s dividends, additional anticipated releases under its tax sharing agreement and related tax escrow account (“Tax Escrow Account”), and other cash inflows, the Company expects that MBIA Inc. will have sufficient cash to satisfy its debt service and general corporate needs. However, MBIA Inc. continues to have liquidity risk which could be triggered by deterioration in the performance of invested assets, interruption of or reduction in dividends or tax payments received from operating subsidiaries, impaired access to the capital markets, as well as other factors which are not anticipated at this time. Furthermore, failure by MBIA Inc. to settle liabilities that are also insured by MBIA Corp. could result in claims on MBIA Corp.

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

The results of operations for the three and nine months ended September 30, 2018 may not be indicative of the results that may be expected for the year ending December 31, 2018. The December 31, 2017 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods. Certain amounts have been reclassified in the prior year’s financial statements to conform to the current presentation. This includes a change in the classification of certain cash receipts and cash payments on the Company’s consolidated statement of cash flows as required under Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230)”. This classification change affected “Interest paid, net of interest converted to principal”, in operating cash flows, and “Principal paydowns of investment agreements” and “Principal paydowns of medium-term notes”, in financing cash flows, on the Company’s consolidated statement of cash flows for the prior period. Such reclassifications did not materially impact total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

During the third quarter of 2018, the Company corrected an error related to the second quarter of 2018 of $3 million and an error related to the first quarter of 2017 of $3 million, which, in aggregate, reduced the third quarter of 2018’s net loss by $6 million. The first quarter of 2017 error related to a gain on the extinguishment of debt and the second quarter of 2018 error related to a benefit on losses and loss adjustment expense. The Company evaluated the materiality of these errors in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and concluded that these errors, individually and in the aggregate, were immaterial to the three months ended September 30, 2018 and the prior periods to which these errors relate.

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

Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01)

In January of 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires certain equity investments other than those accounted for under the equity method of accounting or result in consolidation of the investee to be measured at fair value with changes in fair value recognized in net income, and permits an entity to measure equity investments that do not have readily determinable fair values at cost less any impairment plus or minus adjustments for certain changes in observable prices. An entity is also required to evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale (“AFS”) debt securities in combination with the entity’s other deferred tax assets. ASU 2016-01 requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability that results from a change in the instrument-specific credit risk for financial liabilities that the entity has elected to measure at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 was effective for interim and annual periods beginning January 1, 2018. As such, the Company reclassed a loss of $162 million from retained earnings to accumulated other comprehensive income (“AOCI”) related to the instrument-specific credit risk portion of financial liabilities measured at fair value in accordance with the fair value option. In addition, the Company reclassed net unrealized gains of $2 million from AOCI to retained earnings related to equity investments. As of September 30, 2018 and December 31, 2017, the Company had a full valuation allowance against its deferred tax asset.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3: Recent Accounting Pronouncements (continued)

Recent Accounting Developments

Leases (Topic 842) (ASU 2016-02)

In February of 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, that amends the accounting guidance for leasing transactions. ASU 2016-02 requires a lessee to classify lease contracts as finance or operating leases, and to recognize assets and liabilities for the rights and obligations created by leasing transactions with lease terms more than twelve months. ASU 2016-02 substantially retains the criteria for classifying leasing transactions as finance or operating leases. For finance leases, a lessee recognizes a right-of-use asset and a lease liability initially measured at the present value of the lease payments, and recognizes interest expense on the lease liability separately from the amortization of the right-of-use asset. For operating leases, a lessee recognizes a right-of-use asset and a lease liability initially measured at the present value of the lease payments, and recognizes lease expense on a straight-line basis. ASU 2016-02 is effective for interim and annual periods beginning January 1, 2019 with early adoption permitted, and is applied on a modified retrospective basis. The Company is currently evaluating its lease commitments and expects an increase in its total assets and total liabilities on its consolidated balance sheet reflecting the recognition of its right-of-use asset and lease liability, respectively. The gross up of the assets and liabilities is expected to have no impact on the Company’s statement of operations. Refer to “Note 13: Commitments and Contingencies” for information about the Company’s lease commitments.

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

Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13)

In August of 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for interim and annual periods beginning January 1, 2020 with early adoption permitted to remove or modify disclosures upon issuance of the standard and delay adoption of the additional disclosures until the effective date. Upon the effective date, certain amendments should be applied prospectively, while others are to be applied retrospectively to all periods presented. The Company is evaluating the impact of adopting ASU 2018-13. Since the amendments of ASU 2018-13 only impact disclosure requirements, the Company does not expect the adoption of ASU 2018-13 to have an impact on its consolidated financial statements.

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

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $1.9 billion and $2.0 billion, respectively, as of September 30, 2018, and $3.2 billion and $2.3 billion, respectively, as of December 31, 2017. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. In May of 2018, the Court overseeing the Zohar Funds Bankruptcy Cases approved the Zohar Bankruptcy Settlement, which concerns two entities that the Company had consolidated as VIEs. As a result, in the second quarter of 2018, the Company deconsolidated these two VIEs and recorded a $93 million loss within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statement of operations. The loss resulted from the difference between the fair value of the VIE assets that were deconsolidated and the Company’s current estimate of salvage and subrogation recoveries from those VIEs under insurance accounting. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information about the Zohar Bankruptcy Settlement. In the third quarter of 2018, three VIEs were deconsolidated. No additional VIEs were consolidated during the nine months ended September 30, 2018.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs

The following tables present the total assets of nonconsolidated VIEs in which the Company holds a variable interest as of September 30, 2018 and December 31, 2017, through its insurance operations. The following tables also present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs as of September 30, 2018 and December 31, 2017. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	September 30, 2018
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)
Insurance:
Global structured finance:
Mortgage-backed residential	$5,879	$3,251	$18	$20	$143	$18	$356
Mortgage-backed commercial	131	59	-	-	-	-	-
Consumer asset-backed	4,514	586	-	2	1	1	10
Corporate asset-backed	3,854	1,377	-	9	839	11	10

Total global structured finance	14,378	5,273	18	31	983	30	376
Global public finance	15,058	2,296	-	9	-	12	-

Total insurance	$29,436	$7,569	$18	$40	$983	$42	$376

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

	December 31, 2017
			Carrying Value of Assets			Carrying Value of Liabilities
In millions	VIE Assets	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)
Insurance:
Global structured finance:
Mortgage-backed residential	$7,295	$3,741	$19	$22	$172	$20	$396
Mortgage-backed commercial	216	94	-	-	-	-	-
Consumer asset-backed	5,010	981	-	4	1	3	10
Corporate asset-backed	2,418	1,645	-	13	-	14	-

Total global structured finance	14,939	6,461	19	39	173	37	406
Global public finance	15,568	2,524	-	10	-	14	-

Total insurance	$30,507	$8,985	$19	$49	$173	$51	$406

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

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

RMBS Case Basis Reserves (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies, excluding those on consolidated VIEs. The Company’s first-lien RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company’s second-lien RMBS case basis reserves relate to RMBS backed by home equity lines of credit and closed-end second mortgages. The Company calculated RMBS case basis reserves as of September 30, 2018 for both first and second-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for additional information regarding the Company’s Roll Rate Methodology for its RMBS case basis reserves.

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

Zohar Recoveries

MBIA Corp. will seek to recover the payments it made (plus interest and expenses) with respect to Zohar I and Zohar II. MBIA Corp. anticipates that the primary source of the recoveries will come from the monetization of the Zohar Assets as anticipated in the Zohar Bankruptcy Settlement. Since the second quarter of 2018, the Company no longer consolidates the Zohar funds as VIEs and estimated recoveries from Zohar I and Zohar II are included in “Insurance loss recoverable” on the Company’s consolidated balance sheets. As of March 31, 2018 and December 31, 2017, the fair value of the assets of Zohar I and Zohar II are included in “Loans receivable at fair value” under “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. Refer to “Note 1: Business Developments and Risks and Uncertainties” for additional information about the estimated Zohar recoveries. Notwithstanding the procedures agreed to in the Zohar Bankruptcy Settlement, there can be no assurance that the value of the Zohar Assets will be sufficient to permit MBIA Corp. to recover all or substantially all of the payments it made on Zohar I and Zohar II.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Summary of Loss and LAE Reserves and Recoveries

The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidated VIEs, which are included in the Company’s consolidated balance sheets as of September 30, 2018 and December 31, 2017 are presented in the following table:

	As of September 30, 2018		As of December 31, 2017
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves	Insurance loss recoverable	Loss and LAE reserves
U.S. Public Finance Insurance	$554	$634	$333	$512

International and Structured Finance Insurance:
Before VIE eliminations(1)	1,457	628	1,478	710
VIE eliminations(1)	(469)	(229)	(1,300)	(243)

Total international and structured finance insurance	988	399	178	467

Total	$1,542	$1,033	$511	$979

(1) -	Includes loan repurchase commitments of $415 million and $407 million as of September 30, 2018 and December 31, 2017, respectively.

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

The following table presents changes in the Company’s loss and LAE reserves for the nine months ended September 30, 2018. Changes in loss reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in amount and timing of estimated claim payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of September 30, 2018, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 3.03%. LAE reserves are generally expected to be settled within a one-year period and are not discounted. As of September 30, 2018 and December 31, 2017, the Company’s gross loss and LAE reserves included $74 million and $66 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Nine Months Ended September 30, 2018
Gross Loss and LAE Reserves as of December 31, 2017	Loss Payments	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other(1)	Gross Loss and LAE Reserves as of September 30, 2018
$979	$(344)	$18	$25	$336	$12	$8	$(1)	$1,033

(1) -	Primarily changes in amount and timing of payments.

The increase in the Company’s gross loss and LAE reserves during the nine months ended September 30, 2018 was primarily related to certain Puerto Rico exposures and changes in the interest rate environment, partially offset by decreases in insured RMBS and other insured financial guarantee transactions.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the nine months ended September 30, 2018. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Nine Months Ended September 30, 2018
In millions	Gross Reserve as of December 31, 2017	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions		Changes in LAE Recoveries	Other(1)	Gross Reserve as of September 30, 2018
Insurance loss recoverable	$511	$(42)	$14	$(29)	$1,084	(2)	$-	$4	$1,542
Recoveries on unpaid losses (3)	35	-	1	(1)	(8)		(6)	-	21

Total	$546	$(42)	$15	$(30)	$1,076		$(6)	$4	$1,563

(1) -	Primarily changes in amount and timing of collections.

(2) -	Includes amounts which have been paid and are expected to be recovered in the future.

(3) -	As of September 30, 2018 and December 31, 2017, excludes Puerto Rico recoveries which have been netted against reserves.

The increase in the Company’s insurance loss recoverable reflected in the preceding table was primarily due to the re-establishment of recoveries for Zohar I and Zohar II upon deconsolidation during the second quarter of 2018 and to a lesser extent, amounts related to the anticipated recovery of claims paid to certain Puerto Rico credits.

Loss and LAE Activity

For the three months ended September 30, 2018, losses and LAE incurred primarily related to increases in actual and expected payments on Puerto Rico exposures.

For the nine months ended September 30, 2018, losses and LAE incurred primarily related to increases in actual and expected payments on Puerto Rico exposures, partially offset by a decrease on actual and expected payments on insured RMBS transactions.

For the three months ended September 30, 2017, losses and LAE incurred primarily related to increases in actual and expected payments on certain Puerto Rico exposures and decreases in projected collections from mortgage insurance included in the Company’s excess spread within its second-lien RMBS transactions from the settlement of litigation regarding insurance coverage involving Old Republic Insurance Corporation, Bank of America, N.A. and the Bank of New York Mellon.

For the nine months ended September 30, 2017, incurred loss and LAE activity related to increases in actual and expected payments on certain Puerto Rico exposures and insured first-lien RMBS securitizations and a decrease in actual and projected collections from mortgage insurance included in the Company’s excess spread within its second-lien RMBS transactions from the settlement of litigation regarding insurance coverage involving Old Republic Insurance Corporation, Bank of America, N.A. and the Bank of New York Mellon.

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended September 30, 2018 and 2017, gross LAE related to remediating insured obligations were $6 million. For the nine months ended September 30, 2018 and 2017, gross LAE related to remediating insured obligations were $28 million and $33 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Surveillance Categories

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of September 30, 2018:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	56	20	-	243	319
Number of issues (1)	16	6	-	109	131
Remaining weighted average contract period (in years)	7.2	8.0	-	9.7	9.0
Gross insured contractual payments outstanding: (2)
Principal	$1,933	$262	$-	$5,465	$7,660
Interest	2,314	131	-	5,443	7,888

Total	$4,247	$393	$-	$10,908	$15,548

Gross Claim Liability (3)	$-	$-	$-	$1,076	$1,076
Less:
Gross Potential Recoveries (4)	-	-	-	2,058	2,058
Discount, net (5)	-	-	-	(483)	(483)

Net claim liability (recoverable)	$-	$-	$-	$(499)	$(499)

Unearned premium revenue	$6	$4	$-	$65	$75
Reinsurance recoverable on paid and unpaid losses (6)					$23

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	The gross claim liability with respect to Puerto Rico exposures are net of expected recoveries for policies in a net payable position.

(4) -	Gross potential recoveries with respect to certain Puerto Rico exposures are net of the claim liability for policies in a net recoverable position.

(5) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

(6) -	Included in “Other assets” on the Company’s consolidated balance sheets.

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

The change from a net claim liability as of December 31, 2017 to a net claim recoverable as of September 30, 2018 is due to the fact that the Company no longer consolidates the Zohar funds as VIEs and estimated recoveries from Zohar I and Zohar II are included in “Insurance loss recoverable” on the Company’s consolidated balance sheet. As of March 31, 2018 and December 31, 2017, gross potential recoveries exclude the recoveries of Zohar I and Zohar II that are included in “Loans receivable at fair value” which are presented in “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments

Fair Value Measurement

Financial Assets

Financial assets held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically, the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company, along with its third-party portfolio manager, reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company and its third-party portfolio manager believe a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, its third-party portfolio manager will obtain a price from another third-party provider or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of September 30, 2018 or December 31, 2017. All challenges to third-party prices are reviewed by staff of the Company as well as its third-party portfolio manager with relevant expertise to ensure reasonableness of assumptions. A pricing analysis is reviewed and approved by the Company’s valuation committee.

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

Other Assets

A VIE consolidated by the Company has entered into a derivative instrument consisting of a cross currency swap. The cross currency swap is entered into to manage the variability in cash flows resulting from fluctuations in foreign currency rates. The fair value of the VIE derivative is determined based on inputs from unobservable cash flows projection of the derivative, discounted using observable discount rates. As the significant inputs are unobservable, the derivative contract is categorized in Level 3 of the fair value hierarchy.

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

Other Liabilities

Stock warrants issued by the Company are valued using the Black-Scholes model and are recorded at fair value. Inputs into the warrant valuation include the Company’s stock price, the strike price of the warrant, time to expiration, a volatility parameter, interest rates, and dividend data. As all significant inputs are market-based and observable, warrants are categorized in Level 2 of the fair value hierarchy. As of September 30, 2018, there were no warrants outstanding.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

In millions	Fair Value as of September 30, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$428	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee(1)	-18% - 63% (-5%)
Loan repurchase commitments	415	Discounted cash flow	Recovery rates(2)
			Breach rates(2)
Liabilities of consolidated VIEs:
Variable interest entity notes	382	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 65% (40%)
Credit derivative liabilities:
CMBS	27	Direct Price Model	Nonperformance risk	54% - 54% (54%)
Other derivative liabilities	7	Discounted cash flow	Cash flows	$0 - $49 ($25)(3)

(1) -	Negative percentage represents financial guarantee policies in a receivable position.
(2) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.
(3) -	Midpoint of cash flows are used for the weighted average.

In millions	Fair Value as of December 31, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$1,679	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee(1)	-25% - 35% (-2%)
		Multiples of EBITDA	Multiples(2)
Loan repurchase commitments	407	Discounted cash flow	Recovery rates(3)
			Breach rates(3)
Liabilities of consolidated VIEs:
Variable interest entity notes	406	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 60% (36%)
Credit derivative liabilities:
CMBS	63	Direct Price Model	Nonperformance risk	54% - 54% (54%)
Other derivative liabilities	4	Discounted cash flow	Cash flows	$0 - $49 ($25)(4)

(1) -	Negative percentage represents financial guarantee policies in a receivable position.

(2) -	Unobservable inputs are primarily based on comparable companies’ EBITDA multiples.

(3) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(4) -	Midpoint of cash flows are used for the weighted average.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Sensitivity of Significant Unobservable Inputs

As of September 30, 2018, the significant unobservable input used in the fair value measurement of the Company’s loans receivable at fair value of consolidated VIEs is the impact of the financial guarantee. The fair value of loans receivable is calculated by subtracting the value of the financial guarantee from the market value of VIE liabilities. The value of a financial guarantee is estimated by the Company as the present value of expected cash payments, net of recoveries, under the policy. As the value of the financial guarantee provided by the Company under the insurance policy increases, there is a lower expected cash flow on the underlying loans receivable of the VIE. This results in a lower fair value of the loans receivable in relation to the obligations of the VIE. In addition to the impact of the financial guarantee, as of December 31, 2017, the fair value of loans receivable also includes certain methodologies using multiples of EBITDA. Multiples are external factors that are considered when determining the fair values of corporate loans. These loans are to privately held companies for which the Company has limited information.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Balance as of September 30, 2018
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$765	$89	$-		$854
State and municipal bonds	-	757	-		757
Foreign governments	-	11	-		11
Corporate obligations	20	1,603	-		1,623
Mortgage-backed securities:
Residential mortgage-backed agency	-	220	-		220
Residential mortgage-backed non-agency	-	30	-		30
Commercial mortgage-backed	-	50	7	(1)	57
Asset-backed securities:
Collateralized debt obligations	-	146	-		146
Other asset-backed	-	217	4	(1)	221

Total fixed-maturity investments	785	3,123	11		3,919
Money market securities	147	-	-		147
Perpetual debt and equity securities	26	38	-		64
Fixed-income fund	-	-	-		75	(2)
Cash and cash equivalents	167	-	-		167
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	2	-		2

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Balance as of September 30, 2018
Assets of consolidated VIEs:
Corporate obligations	-	9	5	(1)	14
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	98	-		98
Commercial mortgage-backed	-	35	-		35
Asset-backed securities:
Collateralized debt obligations	-	6	1	(1)	7
Other asset-backed	-	9	-		9
Cash	12	-	-		12
Loans receivable at fair value:
Residential loans receivable	-	-	428		428
Loan repurchase commitments	-	-	415		415
Other assets:
Currency derivatives	-	-	14	(1)	14
Other	-	-	15	(1)	15

Total assets	$1,137	$3,320	$889		$5,421

Liabilities:
Medium-term notes	$-	$-	$123	(1)	$123
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	2	27		29
Non-insured derivatives:
Interest rate derivatives	-	137	-		137
Other	-	-	7		7
Other liabilities:
Other payable	-	-	5	(1)	5
Liabilities of consolidated VIEs:
Variable interest entity notes	-	327	382		709

Total liabilities	$-	$466	$544		$1,010

(1) -	Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

(2) -	Investment that was measured at fair value by applying the net asset value per share practical expedient, and was required not to be classified in the fair value hierarchy.

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

Level 3 assets at fair value as of September 30, 2018 and December 31, 2017 represented approximately 16% and 30%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of September 30, 2018 and December 31, 2017 represented approximately 54% and 41%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of September 30, 2018 and December 31, 2017:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of September 30, 2018	Carry Value Balance as of September 30, 2018
Assets:
Other investments	$-	$1	$-	$1	$1
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	901	901	890

Total assets	$-	$1	$901	$902	$891

Liabilities:
Long-term debt	$-	$1,132	$-	$1,132	$2,218
Medium-term notes	-	-	416	416	615
Investment agreements	-	-	381	381	314
Liabilities of consolidated VIEs:
Variable interest entity notes	-	382	900	1,282	1,251

Total liabilities	$-	$1,514	$1,697	$3,211	$4,398

Financial Guarantees:
Gross	$-	$-	$1,231	$1,231	$100
Ceded	-	-	68	68	38

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2017	Carry Value Balance as of December 31, 2017
Assets:
Other investments	$-	$2	$-	$2	$2
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	916	916	890

Total assets	$-	$2	$916	$918	$892

Liabilities:
Long-term debt	$-	$1,002	$-	$1,002	$2,121
Medium-term notes	-	-	406	406	650
Investment agreements	-	-	433	433	337
Liabilities of consolidated VIEs:
Variable interest entity notes	-	352	916	1,268	1,220

Total liabilities	$-	$1,354	$1,755	$3,109	$4,328

Financial Guarantees:
Gross	$-	$-	$1,785	$1,785	$1,220
Ceded	-	-	61	61	39

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2018 and 2017:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2018

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2018
Assets:
Commercial mortgage-backed	$-	$-	$-	$-	$-	$-	$-	$-	$-	$7	$-	$7	$-
Other asset-backed	6	-	-	-	-	-	-	-	-	-	(2)	4	-
Assets of consolidated VIEs:
Corporate obligations	5	-	-	-	-	-	-	-	-	-	-	5	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Loans receivable-residential	683	-	20	-	-	-	-	(24)	(251)	-	-	428	21
Loan repurchase commitments	415	-	-	-	-	-	-	-	-	-	-	415	-
Currency derivatives	14	-	2	-	(2)	-	-	-	-	-	-	14	-
Other	14	-	1	-	-	-	-	-	-	-	-	15	1

Total assets	$1,138	$-	$23	$-	$(2)	$-	$-	$(24)	$(251)	$7	$(2)	$889	$22

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in Credit Risk in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2018
Liabilities:
Medium-term notes	$149	$(5)	$(1)	$11	$(1)	$-	$-	$(30)	$-	$-	$-	$123	$(2)
Credit derivatives	31	6	(4)	-	-	-	-	(6)	-	-	-	27	(4)
Other derivatives	4	-	3	-	-	-	-	-	-	-	-	7	3
Other payable	5	-	-	-	-	-	-	-	-	-	-	5	-
Liabilities of consolidated VIEs:
VIE notes	389	10	3	(11)	5	-	1	(15)	-	-	-	382	8

Total liabilities	$578	$11	$1	$-	$4	$-	$1	$(51)	$-	$-	$-	$544	$5

(1) -	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2017
In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2017
Assets:
Commercial mortgage-backed	$7	$-	$-	$-	$-	$-	$-	$-	$-	$-	$(7)	$-	$-
Other asset-backed	5	-	-	-	-	-	-	-	-	-	-	5	-
Assets of consolidated VIEs:
Commercial mortgage-backed	3	-	-	-	-	-	-	-	(3)	-	-	-	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Loans receivable-residential	815	-	2	-	-	-	-	(58)	-	-	-	759	2
Loans receivable-corporate	875	-	4	-	-	-	-	(6)	-	-	-	873	4
Loan repurchase commitments	407	-	(1)	-	-	-	-	-	-	-	-	406	(1)
Currency derivatives	9	-	3	-	1	-	-	-	-	-	-	13	4
Other	-	-	-	-	-	17	-	-	-	-	-	17	-

Total assets	$2,122	$-	$8	$-	$1	$17	$-	$(64)	$(3)	$-	$(7)	$2,074	$9

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2017
Liabilities:
Medium-term notes	$123	$-	$(1)	$-	$5	$-	$-	$-	$-	$-	$-	$127	$4
Credit derivatives	80	7	(6)	-	-	-	-	(7)	-	-	-	74	(6)
Other derivatives	4	-	-	-	-	-	-	-	-	-	-	4	-
Other payable	-	-	1	-	-	6	-	-	-	-	-	7	1
Liabilities of consolidated VIEs:
VIE notes	491	-	4	-	-	-	-	(14)	(51)	-	-	430	4

Total liabilities	$698	$7	$(2)	$-	$5	$6	$-	$(21)	$(51)	$-	$-	$642	$3

(1) - Transferred in and out at the end of the period.

For the three months ended September 30, 2018, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs. For the three months ended September 30, 2018, transfers into Level 3 and out of Level 2 were related to CMBS, where inputs, which are significant to their valuation, became unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. Other asset-backed comprised the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. There were no transfers into or out of Level 1 for the three months ended September 30, 2018.

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

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2018 and 2017:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2018

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2018
Assets:
Corporate obligations	$2	$-	$-	$-	$-	$-	$-	$-	$-	$-	$(2)	$-	$-
Commercial mortgage-backed	7	-	-	-	-	-	-	-	-	7	(7)	7	-
Other asset-backed	5	-	-	-	-	5	-	(2)	(2)	-	(2)	4	-
Assets of consolidated VIEs:
Corporate obligations	-	-	-	-	-	-	-	(1)	-	6	-	5	-
Commercial mortgage-backed	6	-	-	-	-	-	-	-	-	-	(6)	-	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Loans receivable-residential	759	-	26	-	-	-	-	(106)	(251)	-	-	428	23
Loans receivable-corporate	920	-	11	-	-	-	-	(6)	(925)	-	-	-	-
Loan repurchase commitments	407	-	8	-	-	-	-	-	-	-	-	415	8
Currency derivatives	19	-	(3)	-	(2)	-	-	-	-	-	-	14	(5)
Other	14	-	1	-	-	-	-	-	-	-	-	15	1

Total assets	$2,140	$-	$43	$-	$(2)	$5	$-	$(115)	$(1,178)	$13	$(17)	$889	$27

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in Credit Risk in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2018
Liabilities:
Medium-term notes	$115	$(5)	$(1)	$51	$(7)	$-	$-	$(30)	$-	$-	$-	$123	$(8)
Credit derivatives	63	49	(36)	-	-	-	-	(49)	-	-	-	27	(36)
Other derivatives	4	-	3	-	-	-	-	-	-	-	-	7	3
Other payable	7	-	2	-	-	-	-	(4)	-	-	-	5	2
Liabilities of consolidated VIEs:
VIE notes	406	22	(12)	(10)	3	-	7	(34)	-	-	-	382	(9)

Total liabilities	$595	$66	$(44)	$41	$(4)	$-	$7	$(117)	$-	$-	$-	$544	$(48)

(1) -	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2017

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2017
Assets:
Corporate obligations	$2	$-	$-	$-	$-	$-	$-	$-	$-	$-	$(2)	$-	$-
Commercial mortgage-backed	-	-	-	-	-	-	-	-	-	7	(7)	-	-
Collateralized debt obligations	15	-	-	-	-	-	-	(7)	-	-	(8)	-	-
Other asset-backed	44	-	-	2	-	-	-	(41)	-	-	-	5	-
State and municipal bonds	-	-	-	-	-	-	-	-	-	1	(1)	-	-
Assets of consolidated VIEs:
Corporate obligations	-	-	-	-	-	-	-	(2)	-	6	(4)	-	-
Commercial mortgage-backed	-	-	-	-	-	-	-	-	(3)	3	-	-	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Other asset-backed	1	-	-	-	-	-	-	-	-	1	(2)	-	-
Loans receivable-residential	916	-	29	-	-	-	-	(186)	-	-	-	759	29
Loans receivable-corporate	150	-	36	-	-	719	-	(32)	-	-	-	873	36
Loan repurchase commitments	404	-	2	-	-	-	-	-	-	-	-	406	2
Currency derivatives	19	-	(2)	-	(4)	-	-	-	-	-	-	13	(6)
Other	-	-	-	-	-	17	-	-	-	-	-	17	-

Total assets	$1,552	$-	$65	$2	$(4)	$736	$-	$(268)	$(3)	$18	$(24)	$2,074	$61

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2017
Liabilities:
Medium-term notes	$101	$-	$13	$-	$13	$-	$-	$-	$-	$-	$-	$127	$26
Credit derivatives	64	41	10	-	-	-	-	(41)	-	-	-	74	12
Other derivatives	20	-	18	-	-	-	-	(34)	-	-	-	4	18
Other payable	-	-	1	-	-	6	-	-	-	-	-	7	1
Liabilities of consolidated VIEs:
VIE notes	476	-	56	-	-	-	-	(51)	(51)	-	-	430	56

Total liabilities	$661	$41	$98	$-	$13	$6	$-	$(126)	$(51)	$-	$-	$642	$113

(1) -	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

For the nine months ended September 30, 2018, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs. For the nine months ended September 30, 2018, transfers into Level 3 and out of Level 2 were principally related to CMBS and corporate obligations, where inputs, which are significant to their valuation, became unobservable during the period. CMBS, corporate obligations and other asset-backed comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

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

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended September 30, 2018 and 2017 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2018	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2017
Revenues:
Unrealized gains (losses) on insured derivatives	$4	$4	$6	$6
Realized gains (losses) and other settlements on insured derivatives	(6)	-	(7)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	4	(1)	(4)	(4)
Other net realized gains (losses)	-	-	(1)	(1)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	3	14	5	5

Total	$5	$17	$(1)	$6

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the nine months ended September 30, 2018 and 2017 are reported on the Company’s consolidated statements of operations as follows:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2018	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2017
Revenues:
Unrealized gains (losses) on insured derivatives	$36	$36	$(10)	$(12)
Realized gains (losses) and other settlements on insured derivatives	(49)	-	(41)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	10	5	(44)	(44)
Other net realized gains (losses)	(2)	(2)	(1)	(1)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	28	36	5	5

Total	$23	$75	$(91)	$(52)

Fair Value Option

The Company elected to record at fair value certain financial instruments that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following table presents the gains and (losses) included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 for financial instruments for which the fair value option was elected:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Investments carried at fair value(1)	$1	$2	$(4)	$8
Fixed-maturity securities held at fair value-VIE(2)	(7)	(2)	(19)	(16)
Loans receivable at fair value:
Residential mortgage loans(2)	(3)	(55)	(79)	(157)
Corporate loans(2)	-	(2)	11	4
Loan repurchase commitments(2)	-	(1)	9	3
Other assets-VIE(2)	1	-	1	-
Medium-term notes(1)	7	(4)	14	(26)
Variable interest entity notes (2)	23	70	106	160
Other liabilities(3)	-	(1)	(2)	(1)

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.

(2) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.

(3) -	Reported within “Other net realized gains (losses)” on MBIA’s consolidated statements of operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option

As of September 30, 2018, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were a loss of $166 million reported in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the three and nine months ended September 30, 2018, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $38 million and $48 million, respectively.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2018 and December 31, 2017 for loans and notes for which the fair value option was elected:

	As of September 30, 2018			As of December 31, 2017
	Contractual			Contractual
	Outstanding	Fair		Outstanding	Fair
In millions	Principal	Value	Difference	Principal	Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$390	$389	$1	$732	$727	$5
Residential mortgage loans (90 days or more past due)	165	39	126	170	32	138
Corporate loans (90 days or more past due)	-	-	-	1,394	920	474

Total loans receivable at fair value	555	428	127	2,296	1,679	617
Variable interest entity notes	1,525	709	816	1,882	1,069	813
Medium-term notes	139	123	16	180	115	65

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

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and OTTI for AFS and HTM investments in the Company’s consolidated investment portfolio as of September 30, 2018 and December 31, 2017:

	September 30, 2018
		Gross	Gross		Other-Than-
	Amortized	Unrealized	Unrealized	Fair	Temporary
In millions	Cost	Gains	Losses	Value	Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$843	$20	$(19)	$844	$-
State and municipal bonds	659	111	(14)	756	47
Foreign governments	10	-	-	10	-
Corporate obligations	1,672	6	(122)	1,556	(68)
Mortgage-backed securities:
Residential mortgage-backed agency	222	-	(7)	215	-
Residential mortgage-backed non-agency	32	1	(3)	30	-
Commercial mortgage-backed	57	-	(2)	55	-
Asset-backed securities:
Collateralized debt obligations	143	-	-	143	-
Other asset-backed	214	1	(1)	214	1

Total AFS investments	$3,852	$139	$(168)	$3,823	$(20)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$890	$13	$(2)	$901	$-

Total HTM investments	$890	$13	$(2)	$901	$-

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of September 30, 2018. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$790	$802	$-	$-
Due after one year through five years	677	702	-	-
Due after five years through ten years	670	589	-	-
Due after ten years	1,047	1,073	890	901
Mortgage-backed and asset-backed	668	657	-	-

Total fixed-maturity investments	$3,852	$3,823	$890	$901

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of September 30, 2018 and December 31, 2017 was $10 million. These deposits are required to comply with state insurance laws.

Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of September 30, 2018 and December 31, 2017, the fair value of securities pledged as collateral for these investment agreements approximated $320 million and $353 million, respectively. The Company’s collateral as of September 30, 2018 consisted principally of U.S. Treasury and government agency and state and municipal bonds, and was primarily held with major U.S. banks.

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$396	$(7)	$206	$(12)	$602	$(19)
State and municipal bonds	92	(3)	123	(11)	215	(14)
Foreign governments	9	-	-	-	9	-
Corporate obligations	1,116	(38)	213	(84)	1,329	(122)
Mortgage-backed securities:
Residential mortgage-backed agency	119	(2)	95	(5)	214	(7)
Residential mortgage-backed non-agency	-	-	14	(3)	14	(3)
Commercial mortgage-backed	29	-	19	(2)	48	(2)
Asset-backed securities:
Collateralized debt obligations	73	-	-	-	73	-
Other asset-backed	121	(1)	30	-	151	(1)

Total AFS investments	$1,955	$(51)	$700	$(117)	$2,655	$(168)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$313	$(2)	$-	$-	$313	$(2)

Total HTM investments	$313	$(2)	$-	$-	$313	$(2)

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

Gross unrealized losses on AFS investments increased as of September 30, 2018 compared with December 31, 2017 primarily due to higher interest rates.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of September 30, 2018 and December 31, 2017 was 13 and 12 years, respectively. As of September 30, 2018 and December 31, 2017, there were 131 and 133 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 75 and 24 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of September 30, 2018:

	AFS Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	60	$368	$338
> 15% to 25%	11	61	50
> 25% to 50%	-	-	-
> 50%	4	100	32

Total	75	$529	$420

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of September 30, 2018 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Other-Than-Temporary Impairments

The Company’s fixed-maturity securities for which fair value is less than amortized cost are reviewed quarterly in order to determine whether a credit loss exists. The portion of certain OTTI losses on fixed-maturity securities that does not represent credit losses is recognized in AOCI. Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the Company’s policy for OTTI and its determination of credit loss. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the OTTI losses was recognized in AOCI, and the corresponding changes in such amounts. The additional credit loss impairments for the three and nine months ended September 30, 2018 were primarily related to an impaired security for which a loss was recognized as the difference between the amortized cost and net present value of projected cash flows. This OTTI resulted from liquidity concerns and other adverse financial conditions of the issuer. The additional credit loss impairment for the nine months ended September 30, 2017 was primarily related to municipal bonds for which a loss was recognized as the difference between their amortized cost and their recovery value in the second quarter of 2017. This OTTI resulted from liquidity concerns, recent credit rating downgrades and other adverse financial conditions of the issuer. The reduction from credit loss impairment for the three and nine months ended September 30, 2017 was primarily related to municipal bonds previously impaired which were further impaired to fair value during the third quarter 2017.

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2018	2017	2018	2017
Beginning balance	$34	$42	$32	$29
Additions for credit loss impairments recognized in the current period on securities not previously impaired	-	-	-	11
Additions for credit loss impairments recognized in the current period on securities previously impaired	1	2	3	4
Reductions for credit loss impairments previously recognized on securities sold during the period	-	(2)	-	(2)
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period	-	(11)	-	(11)

Ending balance	$35	$31	$35	$31

The Company does not recognize OTTI on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of September 30, 2018 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (2)
Mortgage-backed:
MBIA(1)	$14	$(3)	$14
Corporate obligations:
MBIA(1)	70	(12)	-
Other:
MBIA(1)	6	-	-
Other	2	-	-

Total other	8	-	-

Total	$92	$(15)	$14

(1) -	Includes investments insured by MBIA Corp. and National.

(2) -	Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Sales of Available-for-Sale Investments

Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Proceeds from sales	$583	$312	$1,647	$1,300
Gross realized gains	$1	$5	$4	$24
Gross realized losses	$(2)	$(5)	$(15)	$(9)

Equity Investments

Unrealized gains and losses recognized on equity investments held as of September 30, 2018 for the three and nine months ended September 30, 2018 are as follows:

In millions	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net gains (losses) recognized during the period on equity securities	$3	$3
Less:
Net gains (losses) recognized during the period on equity securities sold during the period	-	1

Unrealized gains (losses) recognized during the period on equity securities still held as of September 30, 2018	$3	$2

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

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of September 30, 2018 and December 31, 2017. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

$ in millions	As of September 30, 2018
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	0.3 Years	$-	$-	$-	$-	$77	$77	$(27)
Insured swaps	15.5 Years	-	107	1,539	915	-	2,561	(2)

Total notional		$-	$107	$1,539	$915	$77	$2,638

Total fair value		$-	$-	$(1)	$(1)	$(27)		$(29)

$ in millions	As of December 31, 2017
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	1.0 Years	$-	$-	$-	$-	$127	$127	$(63)
Insured swaps	15.5 Years	-	117	1,818	846	20	2,801	(2)

Total notional		$-	$117	$1,818	$846	$147	$2,928

Total fair value		$-	$-	$(1)	$(1)	$(63)		$(65)

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

Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of September 30, 2018 and December 31, 2017, the Company did not hold or post cash collateral to derivative counterparties.

As of September 30, 2018 and December 31, 2017, the Company had securities with a fair value of $183 million and $237 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheets.

As of September 30, 2018 and December 31, 2017, the fair value on one Credit Support Annex (“CSA”) was $2 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of September 30, 2018 and December 31, 2017, the counterparty was rated A1 by Moody’s and A by S&P.

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

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting and posting of cash collateral, as of September 30, 2018:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$77	Other assets	$-	Derivative liabilities	$(27)
Insured swaps	2,561	Other assets	-	Derivative liabilities	(2)
Interest rate swaps	722	Other assets	2	Derivative liabilities	(136)
Interest rate swaps-embedded	296	Medium-term notes	-	Medium-term notes	(10)
Currency swaps-VIE	64	Other assets-VIE	14	Derivative liabilities-VIE	-
All other	49	Other assets	-	Derivative liabilities	(8)

Total non-designated derivatives	$3,769		$16		$(183)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2018 and 2017:

In millions
Derivatives Not Designated as		Three Months Ended September 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2018	2017
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$4	$6
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(5)	(7)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	7	(3)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	-	4
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(4)	-

Total		$2	$-

The following table presents the effect of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2018 and 2017:

In millions
Derivatives Not Designated as		Nine Months Ended September 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2018	2017
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$36	$(10)
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(49)	(41)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	33	(8)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(5)	(6)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(4)	(19)

Total		$11	$(84)

Note 9: Income Taxes

The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Income (loss) before income taxes	$(45)	$(273)	$(287)	$(603)
Provision (benefit) for income taxes	$-	$(6)	$2	$965
Effective tax rate	-%	2.2%	-0.7%	-160.0%

For the nine months ended September 30, 2018 and 2017, the Company’s effective tax rate applied to its loss before income taxes was less than the U.S. statutory tax rate primarily due to a full valuation allowance against its net deferred tax asset.

Deferred Tax Asset, Net of Valuation Allowance

On June 26, 2017, S&P downgraded the financial strength rating of National, which led the Company to cease its efforts to actively pursue writing new financial guarantee business. In addition to National’s cessation of new business activity, there was an increase in loss and LAE due to changes in assumptions on certain Puerto Rico credits. As a result of the increase in loss and LAE, the Company has a three-year cumulative loss, which is considered significant negative evidence in the assessment of its ability to use its deferred tax assets. In addition, the Company considered all available positive and negative evidence as required by GAAP, to estimate if sufficient taxable income will be generated to use its deferred tax assets. After considering all positive and negative evidence, including the Company’s inability to objectively identify and forecast future sources of taxable income, the Company concluded in the second quarter of 2017 it did not have sufficient positive evidence to support its ability to use its deferred tax assets before they would expire. Accordingly, the Company has a full valuation allowance against its net deferred tax asset of $841 million and $770 million as of September 30, 2018 and December 31, 2017, respectively. The Company will continue to analyze the valuation allowance on a quarterly basis.

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

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in unrecognized tax benefits (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of September 30, 2018 and December 31, 2017, the Company had no UTB.

Federal income tax returns through 2011 have been examined or surveyed. As of September 30, 2018, the Company’s NOL is approximately $2.5 billion. The NOL will expire between tax years 2031 through 2037. As of September 30, 2018, the Company has a foreign tax credit carryforward of $62 million, which will expire between tax years 2019 through 2028. As of September 30, 2018, the Company has an alternative minimum tax (“AMT”) credit carryforward of $24 million, which does not expire. As a result of tax reform, AMT credits are now fully refundable no later than 2022. The AMT credit has been reclassed out of the deferred tax asset and into other assets as the AMT credits are now a receivable.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

Segments Results

The following tables provide the Company’s segment results for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$45	$7	$58	$-		$110
Net change in fair value of insured derivatives	-	-	(1)	-		(1)
Net gains (losses) on financial instruments at fair value and foreign exchange	1	17	(13)	-		5
Net investment losses related to other-than-temporary impairments	(1)	-	-	-		(1)
Net gains (losses) on extinguishment of debt	-	3	-	-		3
Other net realized gains (losses)	-	-	1	-		1
Revenues of consolidated VIEs	-	-	(12)	-		(12)
Inter-segment revenues(2)	7	11	6	(24)		-

Total revenues	52	38	39	(24)		105
Losses and loss adjustment	48	-	(2)	-		46
Operating	5	13	9	-		27
Interest	-	20	32	-		52
Expenses of consolidated VIEs	-	-	25	-		25
Inter-segment expenses(2)	10	5	9	(24)		-

Total expenses	63	38	73	(24)		150

Income (loss) before income taxes	(11)	-	(34)	-		(45)
Provision (benefit) for income taxes	(3)	2	-	1		-

Net income (loss)	$(8)	$(2)	$(34)	$(1)		$(45)

Identifiable assets	$4,453	$1,062	$5,026	$(2,180)	(3)	$8,361

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3) -	Consists primarily of intercompany reinsurance balances and repurchase agreements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

	Three Months Ended September 30, 2017
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$70	$7	$10	$-		$87
Net change in fair value of insured derivatives	-	-	(1)	-		(1)
Net gains (losses) on financial instruments at fair value and foreign exchange	2	(15)	2	-		(11)
Net investment losses related to other-than-temporary impairments	(71)	-	-	-		(71)
Net gains (losses) on extinguishment of debt	-	1	-	-		1
Other net realized gains (losses)	(1)	(1)	1	-		(1)
Revenues of consolidated VIEs	-	-	29	-		29
Inter-segment revenues(2)	4	15	11	(30)		-

Total revenues	4	7	52	(30)		33
Losses and loss adjustment	141	-	64	-		205
Operating	8	14	7	-		29
Interest	-	22	28	-		50
Expenses of consolidated VIEs	-	-	22	-		22
Inter-segment expenses(2)	16	-	14	(30)		-

Total expenses	165	36	135	(30)		306

Income (loss) before income taxes	(161)	(29)	(83)	-		(273)
Provision (benefit) for income taxes	(55)	(1)	1	49		(6)

Net income (loss)	$(106)	$(28)	$(84)	$(49)		$(267)

Identifiable assets	$5,051	$1,205	$5,320	$(2,032)	(3)	$9,544

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3) -	Consists primarily of intercompany reinsurance balances and repurchase agreements.

The following tables provide the Company’s segment results for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$139	$20	$98	$-		$257
Net change in fair value of insured derivatives	-	-	(13)	-		(13)
Net gains (losses) on financial instruments at fair value and foreign exchange	(13)	48	(17)	-		18
Net investment losses related to other-than-temporary impairments	(3)	-	-	-		(3)
Net gains (losses) on extinguishment of debt	-	3	-	-		3
Other net realized gains (losses)	-	(2)	2	-		-
Revenues of consolidated VIEs	-	-	(72)	-		(72)
Inter-segment revenues(2)	20	36	18	(74)		-

Total revenues	143	105	16	(74)		190
Losses and loss adjustment	184	-	(7)	-		177
Operating	14	39	21	-		74
Interest	-	60	95	-		155
Expenses of consolidated VIEs	-	-	71	-		71
Inter-segment expenses(2)	34	14	27	(75)		-

Total expenses	232	113	207	(75)		477

Income (loss) before income taxes	(89)	(8)	(191)	1		(287)
Provision (benefit) for income taxes	(20)	(31)	(5)	58		2

Net income (loss)	$(69)	$23	$(186)	$(57)		$(289)

Identifiable assets	$4,453	$1,062	$5,026	$(2,180)	(3)	$8,361

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3) -	Consists primarily of intercompany reinsurance balances and repurchase agreements.

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

In the second quarter of 2018, the holder of all of the outstanding MBIA Inc. warrants exercised its right to purchase shares of MBIA Inc. common stock. As of September 30, 2018, there were no warrants outstanding. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information about the exercise of the warrants.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Earnings Per Share (continued)

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except per share amounts	2018	2017	2018	2017
Basic earnings per share:
Net income (loss) available to common shareholders	$(45)	$(267)	$(289)	$(1,568)
Basic weighted average shares (1)	89.5	123.0	89.1	126.6

Net income (loss) per basic common share	$(0.50)	$(2.17)	$(3.24)	$(12.38)
Diluted earnings per share:
Net income (loss) available to common shareholders	$(45)	$(267)	$(289)	$(1,568)
Diluted weighted average shares	89.5	123.0	89.1	126.6

Net income (loss) per diluted common share	$(0.50)	$(2.17)	$(3.24)	$(12.38)
Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect (2)	1.4	14.4	1.4	14.4

(1) -

Includes 0.9 million and 0.3 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three months ended September 30, 2018 and 2017, respectively. Includes 0.8 million and 0.3 of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the nine months ended September 30, 2018 and 2017, respectively.

(2) -	Includes securities that if exercised or vested would be net share settled resulting in a significantly lower impact to the outstanding share balance.

Note 12: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the nine months ended September 30, 2018:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Instrument-Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, December 31, 2017	$(10)	$(9)	$-	$(19)

ASU 2016-01 transition adjustment	(2)	-	(162)	(164)
ASU 2018-02 transition adjustment	(3)	-	-	(3)
Net period other comprehensive income (loss)	(18)	2	(4)	(20)

Balance, September 30, 2018	$(33)	$(7)	$(166)	$(206)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Accumulated Other Comprehensive Income (continued)

The following table presents the details of the reclassifications from AOCI for the three and nine months ended September 30, 2018 and 2017:

In millions	Amounts Reclassified from AOCI

	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI Components	2018	2017	2018	2017	Affected Line Item on the Consolidated Statements of Operations

Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$2	$-	$4	$6	Net gains (losses) on financial instruments at fair value and foreign exchange
OTTI	(2)	(4)	(3)	(6)	Net investment losses related to OTTI
Amortization on securities	-	(1)	(1)	(2)	Net investment income

	-	(5)	-	(2)	Income (loss) before income taxes
	-	-	-	(1)	Provision (benefit) for income taxes

Total reclassifications for the period	$-	$(5)	$-	$(1)	Net income (loss)

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

Litigation

MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.; Index No. 603751/2009 (N.Y. Sup. Ct., N.Y. County)

On September 13, 2018, the Appellate Division of the Supreme Court, First Judicial Department issued a ruling on the parties’ cross-appeals from the court’s March 31, 2017 decision and order on the parties’ summary judgment motions. The ruling affirmed the trial court’s decision, except reversed as to the trial court’s determination to interpret as a matter of law, prior to trial, certain of the representations and warranties that form the predicate for certain of MBIA Corp.’s breach of contract claims. In May of 2018, Justice Kornreich, who had presided over the above-captioned case since its inception, retired from the bench. On May 25, 2018, Justice Schecter was assigned to be the new presiding justice. A pretrial conference has been scheduled for February 7, 2019.

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

The Bank of New York Mellon v. Puerto Rico Sales Tax Financing Corporation, et al., Case No. 17-133-LTS (D.P.R. May 16, 2017) (Swain, J.)

On May 16, 2017, the Bank of New York Mellon, as trustee for COFINA, filed an adversary complaint seeking an interpleader and declaratory relief relating to conflicting directions from multiple stakeholders regarding alleged events of default. National has intervened in this matter. Given the complexity of the issues, the judge granted Bank of New York’s interpleader request ordering a freeze on disbursements to all bondholders and temporarily setting aside the funds until the dispute can be resolved between the parties. Motions for summary judgment were fully briefed as of January 5, 2018. On September 27, 2018, the Court, sua sponte, entered an order terminating the pending summary judgment motions without prejudice to restoration of the motions on or after October 1, 2018.

Assured Guaranty Corp. et al. v. Commonwealth of Puerto Rico et al., Case No. 17 BK 3567-LTS (D.P.R. June 3, 2017) (Swain, J.)

On May 21, 2017, the Oversight Board filed a petition under Title III of PROMESA to adjust the debts for the Puerto Rico Highways & Transportation Authority (“PRHTA”). On June 3, 2017, National, together with Assured Guaranty Corp. and Assured Guaranty Municipal Corp. and Financial Guaranty Insurance Company, filed an adversary complaint in the case commenced by the Title III filing, alleging that the Commonwealth and PRHTA are unlawfully diverting pledged special revenues from the payment of certain PRHTA bonds to the Commonwealth’s General Fund. Motions to dismiss were filed on June 28, 2017, and oral arguments were heard on November 21, 2017. On January 30, 2018, the court granted the Commonwealth defendants’ motion to dismiss the PRHTA-related adversary complaint. On February 9, 2018, National, together with Assured, Assured Guaranty Municipal Corp. and Financial Guaranty Insurance Company filed their notice of appeal of the motions to dismiss to the United States Court of Appeals for the First Circuit. Appellants filed their opening brief on May 9, 2018, and Appellees filed their opposition brief on July 9, 2018. Appellants’ reply brief was filed on August 8, 2018. Oral argument was held on November 5, 2018.

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

On July 18, 2017, National, together with other PREPA bondholders, asked the court overseeing PREPA’s Title III bankruptcy proceeding to lift the automatic bankruptcy stay, and permit bondholders to seek appointment of a receiver to oversee PREPA. On September 14, 2017, the court held that PROMESA barred relief from the stay because the appointment of a receiver would (i) interfere with PREPA’s property and governmental powers, and (ii) violate the court’s exclusive jurisdiction over PREPA’s property. The court also held that a comparison of the harms facing both parties pointed towards denying relief from the stay. The bondholders appealed the decision to the First Circuit. As of April 23, 2018, the appeal was fully briefed. The First Circuit heard oral argument on June 5, 2018. On August 8, 2018, the United State Court of Appeals for the First Circuit issued an order reversing Judge Swain’s decision on jurisdictional grounds and remanding the motion. On October 3, 2018, National, together with Assured Guaranty Corp., Assured Guaranty Municipal Corp., and Syncora Guarantee Inc. (collectively, “Movants”) filed an updated motion for relief from the automatic stay to allow Movants to exercise their statutory right to have a receiver appointed at PREPA. Discovery in connection with Movants’ motion is ongoing.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Commitments and Contingencies (continued)

The Official Committee of Unsecured Creditors of the Commonwealth of Puerto Rico, as agent for the Commonwealth of Puerto Rico v. Bettina Whyte, as agent of the Puerto Rico Sales Tax Financing Corporation, Adv. Proc. No. 17-257-LTS in Case No. 17 BK 3283-LTS (D.P.R. Sept. 8, 2017)

On August 10, 2017, the Court approved and entered a Stipulation and Order Approving Procedure to Resolve Commonwealth-COFINA Dispute in the PROMESA Title III proceeding relating to whether sales and use taxes purportedly pledged by COFINA to secure debt are property of the Commonwealth or COFINA under applicable law. On November 16, 2017, National intervened as a Defendant in the adversary proceeding and filed its answer, affirmative defenses, and counterclaims. On December 21, 2017, the Court issued an order, which, inter alia, dismissed without prejudice, certain claims of the interveners that exceeded the scope of the Commonwealth-COFINA dispute including certain of National’s counterclaims. National’s first counterclaim which seeks a declaratory judgment that the COFINA statutes are constitutional remains a part of this litigation. On January 13, 2018, the Court permitted the Commonwealth Agent to file a second amended complaint. National’s answer was filed on January 30, 2018. The parties filed opening motions for summary judgment on February 21, 2018, opposition briefs on March 14, 2018, and reply briefs on March 21, 2018. National joined each of the COFINA Agent’s summary judgment filings. On February 26, 2018, the COFINA Agent filed a motion to certify questions of Puerto Rico law regarding COFINA to the Supreme Court of Puerto Rico. On April 4, 2018, National, along with Ambac Assurance Corporation, filed a limited objection to the COFINA Agent’s certification motion. On April 10, 2018, the Court heard oral argument on motions for summary judgment after which it took the matter under advisement. On May 14, 2018, the Oversight Board and the Puerto Rico Fiscal Agency and Financial Advisory Authority rejected a settlement proposal by COFINA and GO bondholders. On May 24, 2018, the Court denied the COFINA Agent’s motion to certify questions of Puerto Rico law regarding COFINA to the Supreme Court of Puerto Rico. On June 5, 2018, the Commonwealth and COFINA Agents submitted a Joint Urgent Motion, which disclosed their agreement in principle to settle the Commonwealth-COFINA Dispute and related issues under the Agents’ mediation authority. Under the proposed settlement terms, COFINA and the Commonwealth would agree to share the statutory Pledged Sales Tax Base Amount. COFINA would receive (a) 53.65% of the yearly scheduled Pledged Sales Tax Base Amount (beginning with payments made on July 1, 2018), and (b) 100% of the funds on deposit prior to July 1, 2018 in the debt service accounts held by the Bank of New York Mellon. COFINA’s Title III plan of adjustment would provide that, to the extent permitted under applicable law, all restructured securities issued by reorganized COFINA (or a new entity established pursuant to COFINA’s Title III plan of adjustment) would be tax-exempt, with the COFINA Agent. On June 11, 2018, the Court issued an order holding its decision on the motions for summary judgment in abeyance for a 60-day period in light of the parties’ progression towards settlement. The abeyance period was extended several times to accommodate ongoing negotiations to resolve the Commonwealth-COFINA dispute. The Title III Court has scheduled a hearing to confirm a plan of adjustment in the COFINA case for January 16, 2019.

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

Lease Commitments

The Company has a lease agreement for its headquarters in Purchase, New York as well as other immaterial leases for offices in New York, New York and San Francisco, California. The Purchase, New York initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense has been recognized on a straight-line basis since the second quarter of 2014. As of September 30, 2018, total future minimum lease payments remaining on this lease were $34 million.

Note 14: Subsequent Events

Refer to “Note 13: Commitments and Contingencies” for information about legal proceedings that occurred after September 30, 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except per share amounts	2018	2017	2018	2017
Net income (loss)	$(45)	$(267)	$(289)	$(1,568)
Net income (loss) per diluted share	$(0.50)	$(2.17)	$(3.24)	$(12.38)
Adjusted net income (loss)(1)	$(32)	$(113)	$(144)	$(243)
Adjusted net income (loss) per diluted share(1)	$(0.35)	$(0.91)	$(1.62)	$(1.93)
Cost of shares repurchased	$-	$25	$14	$100

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

In millions except per share amounts	As of September 30, 2018	As of December 31, 2017
Shareholders’ equity of MBIA Inc.	$1,108	$1,413
Book value per share	12.22	15.44
Adjusted book value per share(1)	26.80	28.77

(1) -

Adjusted book value per share is a non-GAAP measure. Refer to the following “Results of Operations” section for a discussion of adjusted book value and a reconciliation of GAAP book value per share to adjusted book value per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

2018 Events

•

On January 1, 2018 and July 1, 2018, Puerto Rico defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $276 million. As of September 30, 2018, National had $3.3 billion of gross insured par outstanding ($3.8 billion of gross insured par outstanding when including accreted interest on insured capital appreciation bonds (“CABs”)) related to Puerto Rico. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

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

•

In April and June of 2018, the holder of certain MBIA Inc. warrants exercised its right to purchase, in total, 11.85 million shares of MBIA Inc. common stock at an exercise price of $9.59 per share. As a result, the Company issued a total of 1.3 million shares of MBIA Inc. common stock to the holder in accordance with the cashless settlement provision of the warrants. As of September 30, 2018, there were no warrants outstanding.

Economic and Financial Market Trends

The U.S. economy continued to improve during the third quarter of 2018. The labor market remained strong and economic activity continued to increase steadily. In addition, U.S. home prices across the country have continued their upward trend. Household spending has increased and strong growth in business fixed investment has continued.

The Federal Open Market Committee (“FOMC”) increased its target for the federal funds rate in September of 2018 by 25 basis points citing the economic factors of a strong labor market and solid economic growth along with relatively low inflation. There is an expectation of one more rate increase during the fourth quarter of 2018 and potentially three additional rate increases in 2019. The FOMC stated that it will continue to monitor economic conditions relative to its objectives of maximum employment and 2% inflation. However, some concern among members continues to exist about the possible negative effects of tariffs and other proposed trade restrictions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except for per share amounts	2018	2017	2018	2017
Total revenues	$105	$33	$190	$182
Total expenses	150	306	477	785

Income (loss) before income taxes	(45)	(273)	(287)	(603)
Provision (benefit) for income taxes	-	(6)	2	965

Net income (loss)	$(45)	$(267)	$(289)	$(1,568)

Net income (loss) per common share:
Basic	$(0.50)	$(2.17)	$(3.24)	$(12.38)
Diluted	$(0.50)	$(2.17)	$(3.24)	$(12.38)
Weighted average number of common shares outstanding:
Basic	89.5	123.0	89.1	126.6
Diluted	89.5	123.0	89.1	126.6

Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017

Consolidated total revenues increased for the three months ended September 30, 2018 compared with the same period of 2017 principally due to (i) lower net investment losses related to other-than-temporary impairments (“OTTI”), (ii) foreign exchange gains on Euro denominated liabilities due to the strengthening of the U.S. dollar in 2018 versus foreign exchange losses in 2017 and (iii) higher fees and reimbursements due to an increase in waiver and consent fees related to the ongoing maintenance of our international and structured finance insurance business. These favorable changes were partially offset by decreases in revenues of consolidated variable interest entities (“VIEs”) due to the deconsolidation of three VIEs in the third quarter of 2018.

Consolidated total expenses for the three months ended September 30, 2018 included $46 million of net insurance loss and LAE compared with $205 million for the same period of 2017. The decrease in loss and LAE for the three months ended September 30, 2018 compared with the same period of 2017 was primarily due to decreases in losses incurred on certain Puerto Rico credits and losses on insured second and first-lien residential mortgage-backed securities (“RMBS”).

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017

Consolidated total revenues increased for the nine months ended September 30, 2018 compared with the same period of 2017 principally due to (i) a decrease in net investment losses related to OTTI, (ii) foreign exchange gains on Euro denominated liabilities due to the strengthening of the U.S. dollar in 2018 versus foreign exchange losses in 2017 and (iii) lower net losses on insured derivatives due to the amortization of transactions. These favorable changes were partially offset by decreases in revenues of VIEs due to the deconsolidation of two VIEs following the Zohar Bankruptcy Settlement in the second quarter of 2018 and three other consolidated VIEs in the third quarter of 2018, a decrease in other net realized gains (losses) due to a gain recognized in 2017 from a litigation settlement and a decrease in net investment income from the accretion of income in the first quarter of 2017 on certain Zohar II notes received in exchange for the sale of MBIA UK Insurance Limited (“MBIA UK”).

Consolidated total expenses for the nine months ended September 30, 2018 included $177 million of net insurance loss and LAE compared with $469 million for the same period of 2017. The decrease in loss and LAE for the nine months ended September 30, 2018 compared with the same period of 2017 was primarily due to decreases in losses on insured first and second-lien RMBS and losses incurred on certain Puerto Rico credits.

Provision (benefit) for income taxes

The provision for income taxes for the nine months ended September 30, 2017 was primarily due to the establishment of a full valuation allowance against the Company’s net deferred tax asset. Refer to the following “Taxes” section and “Note 9: Income Taxes” in the Notes to Consolidated Financial Statements for further information about this valuation allowance on our net deferred tax asset.

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

Adjusted net income (loss) and adjusted net income (loss) per diluted common share include the after-tax results of the Company and remove the after-tax results of our international and structured finance insurance segment, comprising the results of MBIA Corp. which we believe does not provide significant economic value to MBIA Inc., as well as the following:

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

•

Elimination of the tax provision as a result of establishing a full valuation allowance against the Company’s net deferred tax asset in the second of 2017. Subsequent to the second quarter of 2017, the Company applies a zero effective tax rate for federal income tax purposes to its pre-tax adjustments.

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except share and per share amounts	2018	2017	2018	2017
Net income (loss)	$(45)	$(267)	$(289)	$(1,568)
Less: adjusted net income (loss) adjustments:
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(34)	(83)	(190)	(268)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments(1)	18	13	45	29
Foreign exchange gains (losses)(1)	2	(18)	15	(57)
Net gains (losses) on sales of investments(1)	(1)	(1)	(12)	14
Net investment losses related to OTTI	(1)	(71)	(3)	(84)
Net gains (losses) on extinguishment of debt	3	1	3	9
Other net realized gains (losses)	-	(1)	(2)	(3)
Adjusted net income adjustment to the (provision) benefit for income tax(2)	-	6	(1)	(965)

Adjusted net income (loss)	$(32)	$(113)	$(144)	$(243)

Adjusted net income (loss) per diluted common share(3)	$(0.35)	$(0.91)	$(1.62)	$(1.93)

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.
(2) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.
(3) -	Adjusted net income (loss) per diluted common share is calculated by taking operating income (loss) divided by the GAAP weighted average number of diluted common shares outstanding.

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

In the second quarter of 2018, as part of our periodic review of the components of ABV, we decided to further adjust the unearned premium revenue component of ABV by removing the amount that is used in the GAAP calculation of our insurance loss reserves. Under GAAP, only the amount of expected insurance losses in excess of unearned premium revenue for an insurance policy is recorded as a loss reserve and reflected in book value. By excluding from ABV the amount of unearned premium revenue that reduces expected losses recorded under GAAP, we are reflecting the full amount of expected losses for each insurance policy with loss reserves in ABV. Previously reported ABV of $29.32 as of December 31, 2017 was revised to $28.77 to conform to the current approach.

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

•

Net unrealized (gains) losses on available-for-sale (“AFS”) securities – We remove net unrealized gains and losses on AFS securities recorded in accumulated other comprehensive income since they will reverse from GAAP book value when such securities mature. Gains and losses from sales and OTTI of AFS securities are recorded in book value through earnings and reflected in adjusted book value.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of September 30, 2018, ABV per share was $26.80, a decrease from $28.77 as of December 31, 2017. The decrease in ABV per share was primarily driven by losses incurred on certain Puerto Rico exposures, partially offset by a decrease in common shares outstanding from the share repurchases made by the Company during the nine months ended September 30, 2018. The following table provides a reconciliation of book value per share to ABV per share:

In millions except share and per share amounts	As of September 30, 2018	As of December 31, 2017
Total shareholders’ equity of MBIA Inc.	$1,108	$1,413
Common shares outstanding	90,689,660	91,484,447
Book value per share	$12.22	$15.44
Book value per share adjustments:
Remove negative book value of MBIA Corp.	10.55	8.84
Remove net unrealized (gains) losses on available-for-sale securities included in other comprehensive income (loss)	0.38	0.26
Add net unearned premium revenue in excess of expected losses	3.65	4.23

Total book value per share adjustments	14.58	13.33

Adjusted book value per share	$26.80	$28.77

U.S. Public Finance Insurance

Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of September 30, 2018, National had total insured gross par outstanding of $60.8 billion.

National continues to surveil and remediate its existing insured portfolio and will seek opportunities to enhance shareholder value using its strong financial resources, while protecting the interests of its policyholders. Certain state and local governments and territory obligors that National insures are experiencing financial and budgetary stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of the Company’s insured transactions. In particular, Puerto Rico is experiencing significant fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalance, the lack of access to the capital markets, a stagnating local economy, net migration of people out of Puerto Rico and a high debt burden. Although Puerto Rico has tried to address its challenges through various fiscal policies, it continues to experience significant fiscal stress. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of stress affecting our insured credits remains uncertain.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2018	2017	Change	2018	2017	Change
Net premiums earned	$24	$46	-48%	$75	$125	-40%
Net investment income	27	27	-%	83	87	-5%
Fees and reimbursements	1	1	-%	2	2	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	1	2	-50%	(14)	20	n/m
Net investment losses related to other-than-temporary impairments	(1)	(71)	-99%	(3)	(84)	-96%
Other net realized gains (losses)	-	(1)	-100%	-	(1)	-100%

Total revenues	52	4	n/m	143	149	-4%

Losses and loss adjustment	48	141	-66%	184	310	-41%
Amortization of deferred acquisition costs	6	10	-40%	17	28	-39%
Operating	9	14	-36%	31	53	-42%

Total expenses	63	165	-62%	232	391	-41%

Income (loss) before income taxes	(11)	(161)	-93%	(89)	(242)	-63%
Provision (benefit) for income taxes	(3)	(55)	-95%	(20)	(86)	-77%

Net income (loss)	$(8)	$(106)	-92%	$(69)	$(156)	-56%

n/m - Percent change not meaningful.

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for the three months ended September 30, 2018 compared with the same period of 2017 resulted from decreases in refunded premiums earned of $17 million and scheduled premiums earned of $5 million. The decrease in net premiums earned for the nine months ended September 30, 2018 compared with the same period of 2017 resulted from decreases in refunded premiums of $30 million and scheduled premiums earned of $20 million. Refunding activity over the past several years has accelerated premium earnings in prior periods and reduced the amount of scheduled premiums that would have been earned in the current period. Scheduled premium earnings declined due to the refunding and maturity of insured issues in prior periods.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the nine months ended September 30, 2018 compared with the same period of 2017 was principally due to an increase in net realized losses from the sales of securities from the ongoing management of our U.S. public finance insurance investment portfolio.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to OTTI for the three and nine months ended September 30, 2017 were primarily related to impaired securities for which losses were recognized as the difference between the securities’ amortized cost and fair value or recovery value. This OTTI resulted from liquidity concerns, recent credit rating downgrades and other adverse financial conditions of the issuers.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents information about our U.S. public finance insurance loss and LAE expenses for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2018	2017	Change	2018	2017	Change
Loss and LAE related to actual and expected payments (1)	$50	$97	-48%	$191	$263	-27%
Recoveries of actual and expected payments	1	52	-98%	-	58	-100%

Gross losses incurred	51	149	-66%	191	321	-40%
Reinsurance	(3)	(8)	-63%	(7)	(11)	-36%

Losses and loss adjustment expenses	$48	$141	-66%	$184	$310	-41%

(1) -	Puerto Rico exposures are reflected net of expected recoveries on such payments.

For the three and nine months ended September 30, 2018 and 2017, losses and LAE primarily related to certain Puerto Rico exposures.

The following table presents information about our U.S. public finance insurance loss and LAE reserves and recoverables as of September 30, 2018 and December 31, 2017:

In millions	September 30, 2018	December 31, 2017	Percent Change
Assets:
Insurance loss recoverable	$554	$333	66%
Reinsurance recoverable on paid and unpaid losses (1)	18	12	50%
Liabilities:
Gross loss and LAE reserves (2)	651	531	23%
Expected recoveries on unpaid losses	(17)	(19)	-11%

Loss and LAE reserves	$634	$512	24%

Insurance loss recoverable - ceded (3)	$14	$12	17%

(1) -	Reported within “Other assets” on our consolidated balance sheets.

(2) -	Puerto Rico exposures are reflected net of expected recoveries on such reserves.

(3) -	Reported within “Other liabilities” on our consolidated balance sheets.

Insurance loss recoverable as of September 30, 2018 increased compared with December 31, 2017 primarily as a result of expected recoveries related to claims paid on certain Puerto Rico exposures in 2018. Loss and LAE reserves as of September 30, 2018 increased compared with December 31, 2017 primarily as a result of increases in expected payments net of expected recoveries related to certain Puerto Rico exposures.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and nine months ended September 30, 2018 and 2017 are presented in the following table:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2018	2017	Change	2018	2017	Change
Gross expenses	$10	$14	-29%	$32	$54	-41%

Amortization of deferred acquisition costs	$6	$10	-40%	$17	$28	-39%
Operating	9	14	-36%	31	53	-42%

Total insurance operating expenses	$15	$24	-38%	$48	$81	-41%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three and nine months ended September 30, 2018 compared with the same periods of 2017 due to decreases in compensation expense and rating agency fees. Amortization of deferred acquisition costs decreased for the three and nine months ended September 30, 2018 compared with the same periods of 2017 due to higher refunding activity in 2017. When an insured obligation refunds, we accelerate any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during the first nine months of 2018 or 2017.

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

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of September 30, 2018 and December 31, 2017. CABs are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	September 30, 2018		December 31, 2017
Rating	Amount	%	Amount	%
AAA	$3,685	6.1%	$3,271	4.6%
AA	23,046	37.9%	28,354	39.4%
A	19,572	32.2%	23,530	32.7%
BBB	8,810	14.5%	10,870	15.1%
Below investment grade	5,651	9.3%	5,903	8.2%

Total	$60,764	100.0%	$71,928	100.0%

U.S. Public Finance Insurance Puerto Rico Exposures

The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of September 30, 2018.

In millions	Gross Par Outstanding		Gross Par Outstanding Plus CAB Accreted Interest	Debt Service Outstanding	National Internal Rating
Puerto Rico Electric Power Authority (PREPA)	$1,089		$1,089	$1,517	d
Puerto Rico Commonwealth GO	598	(1)	605	754	d
Puerto Rico Public Buildings Authority (PBA)(2)	182		182	256	d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	523		523	936	d
Puerto Rico Highway and Transportation Authority - Subordinated Transportation Revenue (PRHTA)	27		27	38	d
Puerto Rico Sales Tax Financing Corporation (COFINA)	684	(1)	1,189	4,170	d
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	66	(1)	68	92	d
University of Puerto Rico System Revenue	79		79	112	d
Inter American University of Puerto Rico Inc.	23		23	30	a3

Total	$3,271		$3,785	$7,905

(1) -	Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy.

(2) -	Additionally secured by the guarantee of the Commonwealth of Puerto Rico.

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

On May 3, 2017, the Oversight Board certified and filed a petition under Title III of PROMESA for Puerto Rico with the District Court of Puerto Rico thereby commencing a bankruptcy-like case for Puerto Rico. Under a separate petition, the Oversight Board also commenced a Title III case for COFINA on May 5, 2017. Subsequently, the Oversight Board also certified and filed voluntary petitions under Title III of PROMESA for several other municipalities, including PRHTA and PREPA on May 21, 2017 and July 2, 2017, respectively. On August 10, 2018, the Oversight Board filed an application for approval of a “qualifying modification” under Title VI of PROMESA for the Government Development Bank of Puerto Rico.

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

On January 24, 2018, the Puerto Rico government submitted a draft fiscal plan to the Oversight Board, which purported to reflect the government’s expected economic outlook for Puerto Rico over a five year period after integrating four additional key drivers into the prior projections that had formed the basis of previous fiscal plan submissions: (i) the negative impact of Hurricane Maria, (ii) mitigating impact of disaster relief assistance, (iii) changes to revenue and expense measures, and (iv) the impact of structural reforms. The revised draft fiscal plan projected Puerto Rico going from a previously calculated $3.7 billion surplus to a $3.4 billion deficit (before debt service) over the five year period. The Oversight Board rejected the proposed plan after determining that it did not comply with the requirements of PROMESA. Subsequently, the government of Puerto Rico submitted several revised iterations of the fiscal plan to incorporate the Oversight Board’s comments as well as the incremental disaster relief funding provided by legislation approved by the U.S. Congress on February 9, 2018. The most recent draft fiscal plan produced by Puerto Rico, delivered on April 5, 2018, reflects an increased projected five-year cash surplus, to $6.3 billion, but did not include certain austerity measures that had been urged by the Oversight Board. On April 18, 2018, the Oversight Board released its own fiscal plan which projected a $6.7 billion cash flow surplus before debt service during the five-year projection period. On April 19, 2018, the Oversight Board certified its version of the fiscal plan for Puerto Rico, as well as those for PREPA, PRHTA, and the University of Puerto Rico. The April 19, 2018 fiscal plan outlined various labor reform and austerity measures intended to decrease government expenditures and increase Puerto Rico’s annual anticipated savings. The Governor of Puerto Rico objected to these measures, and after negotiations took place, the Oversight Board agreed that it would end its demand for certain elements of the austerity measures. In exchange, the Governor agreed to present a bill to the legislature to repeal Puerto Rico’s Wrongful Termination Act (“Law 80”), thereby making Puerto Rico an at-will employment jurisdiction. The Puerto Rico legislature failed to adopt the repeal of Law 80, however, and subsequently, the Oversight Board certified a revised fiscal plan on June 29, 2018, which is substantially similar to the April 19, 2018 fiscal plan and requires many of the same austerity measures. On June 30, 2018, the Oversight Board certified its own 2018-2019 Puerto Rico budget after refusing to certify the budget submitted by the Legislative Assembly and the Governor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

On July 5, 2018, the Governor filed an adversary complaint in the Commonwealth Title III case, seeking a declaration that the Oversight Board lacks the authority to impose the above-mentioned austerity measures on Puerto Rico through its certified fiscal plan and budget. On August 7, 2018, the Court issued a ruling partially dismissing certain claims of the complaint. On September 10, 2018, the Governor moved the Title III Court to certify its decision for immediate interlocutory appeal to the U.S. Court of Appeals for the First Circuit. On October 9, 2018, the Title III Court denied the Governor’s certification motion, but, on its own motion, certified for immediate interlocutory appeal certain aspects of its dismissal order. On July 9, 2018, Puerto Rico’s Legislative Assembly filed its own adversary complaint against the Oversight Board, seeking an injunction prohibiting the Oversight Board from implementing its certified 2018-2019 budget and requiring the Oversight Board to instead certify the 2018-2019 budget approved by the Legislative Assembly. After the Court dismissed the complaint on August 7, 2018, the Legislative Assembly appealed to the U.S. Court of Appeals for the First Circuit. The Legislative Assembly’s opening brief was due on October 15, 2018.

Certain creditors have also challenged the Oversight Board’s April 19, 2018 fiscal plan. On May 23, 2018, Assured, Assured Guaranty Municipal Corp., and Financial Guaranty Insurance Company (“Plaintiffs”) filed an adversary complaint against the Oversight Board. Plaintiffs argued that the April 19, 2018 fiscal plan violates PROMESA and seek a declaration that the fiscal plan is unlawful, unconstitutional, and cannot be used as the basis for proposing a plan of adjustment in the pending Commonwealth Title III case. On August 13, 2018, the Court issued an order staying the proceeding pending the resolution of related issues in a case involving Ambac currently on appeal in the U.S. Court of Appeals for the First Circuit. The Plaintiffs filed an objection to the stay order, though the objection has not yet been ruled on by the Court.

Subsequently, on August 1, 2018, the Oversight Board notified the Governor that Puerto Rico and certain covered entities must develop and submit revised fiscal plans to replace the June 29, 2018 Fiscal Plan to incorporate new information relating to: (i) revised federal disaster spending estimates; (ii) preliminary fiscal year 2018 actual results; (iii) updated macroeconomic and demographic projections; and (iv) changes stemming from the proposed Commonwealth-COFINA settlement. In response, the Government submitted a revised fiscal plan on August 20, 2018 which produced a $6.1 billion net surplus, before contractual debt service, over a six-year projection period from fiscal year 2018 through fiscal year 2023. However, on August 30, 2018, the Oversight Board posted violation letters relating to the Puerto Rico, COFINA and University of Puerto Rico revised fiscal plans. In response to the violation letters, the Government submitted a revised fiscal plan on September 7, 2018, that, after taking into account certain additional changes, produced a net surplus of $7.2 billion, before contractual debt service, for the projection period. The development and approval of fiscal plans continues to be an iterative process.

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

I. Bank of New York Mellon Interpleader Action

Following alleged events of default, certain creditors, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”), and the Oversight Board provided COFINA’s Trustee, Bank of New York, with conflicting instructions regarding the application of funds held by the trustee. In addition, certain creditors have sued Bank of New York, for alleged breach of fiduciary duties in connection with the application of funds held by the trustee upon an event of default. As a result, Bank of New York filed an interpleader motion with the court overseeing COFINA’s Title III case, seeking relief from any potential liability brought by creditors and direction from the court as to control and application of approximately $1.2 billion of funds held by the trustee as of June 1, 2018. National has intervened in this matter. Given the complexity of the issues, on May 30, 2017, the judge granted Bank of New York’s interpleader request upon ordering a freeze on disbursements to all bondholders and temporarily setting aside the funds until the dispute can be resolved between the parties. On November 6, 2017, National, along with Ambac Assurance Corporation, filed a joint motion for summary judgment asserting, among other things, that (i) events of default have occurred under the COFINA Resolution requiring payment to senior bondholders before any distribution to subordinate bondholders, and (ii) the COFINA bonds have been accelerated. On September 27, 2018, in light of the pending agreement in principle between the agent for the Commonwealth and the agent for COFINA in the Commonwealth-COFINA Dispute, and the ongoing discussions among the parties in connection with a plan of adjustment for COFINA, the Court, sua sponte, entered an order terminating the pending summary judgment motions without prejudice to restoration of the motions on or after October 1, 2018.

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

On June 5, 2018, the Commonwealth and COFINA Agents submitted a Joint Urgent Motion, which disclosed their agreement in principle to settle the Commonwealth-COFINA Dispute and related issues under the Agents’ mediation authority. Under the proposed settlement terms, COFINA and the Commonwealth would agree to share the statutory Pledged Sales Tax Base Amount. COFINA would receive (a) 53.65% of the yearly scheduled Pledged Sales Tax Base Amount beginning on July 1, 2018, and (b) 100% of the funds on deposit prior to July 1, 2018 in the debt service accounts held by the Bank of New York Mellon. COFINA’s Title III plan of adjustment would provide that, to the extent permitted under applicable law, all restructured securities issued by reorganized COFINA or a new entity established pursuant to COFINA’s Title III plan of adjustment would be tax-exempt, with the COFINA Agent.

On June 11, 2018, the Court issued an order holding its decision on the motions for summary judgment in abeyance for a 60-day period in light of the parties’ progression towards settlement. The abeyance period was extended several times to accommodate ongoing negotiations to resolve the Commonwealth-COFINA Dispute.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

On August 29, 2018, following weeks of extensive negotiations, the Oversight Board, COFINA, AAFAF and a substantial number of COFINA bondholders, inclusive of bond insurers, among others, executed a Plan Support Agreement (“PSA”) and accompanying Term Sheet regarding the allocation of distributable value among the COFINA senior and subordinated bondholders while maintaining the framework outlined in the Commonwealth-COFINA Agent agreement. As contemplated under the PSA, the distributable value will be allocated such that senior COFINA bondholders will receive a 93.0% recovery on their prepetition bond claims and subordinate bondholders will receive approximately 56.4% of their prepetition claims. In addition, to compensate bondholders for the cost of negotiating and executing the PSA, bondholders that are party to the PSA will receive, subject to certain exceptions, a pro rate share of additional cash in an amount equal to 2.0% of the aggregate amount of existing COFINA bond claims.

On September 27, 2018, the Court terminated without prejudice the pending summary judgment motions, in light of a pending agreement in principle between the Commonwealth Agent and the COFINA Agent and the ongoing discussions among the parties in connection with a plan of adjustment for COFINA. On or after October 3, 2018, any party may file a motion requesting the reinstatement of its respective summary judgment motion.

The Oversight Board filed a Plan of Adjustment and Disclosure Statement on October 19, 2018. A hearing to confirm the Plan of Adjustment is scheduled for January 16, 2019 in San Juan, Puerto Rico.

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

On January 27, 2017, the newly created AAFAF announced that it would lead future negotiations on behalf of PREPA and all Puerto Rico entities. On April 5, 2017, the Governor, AAFAF and PREPA announced their collective intention to enter into a modified RSA with the Supporting Creditors, subject to final documentation, which was completed in April of 2017; this revised RSA was effective until June 29, 2017.

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

The PREPA revised Fiscal Plan certified on April 19, 2018 calls for a wholesale transformation of PREPA to at least a partially privatized entity. Specifics regarding implementation and the impact on creditors were not detailed or readily apparent in the Plan. Advisors to the Oversight Board have taken steps to assess investor interest for privatization.

Separately, the government of Puerto Rico enacted its own privatization legislation which proposes the sale and privatization of generating assets and concessionaire agreement for transmission and distribution assets. Many important details remain under development.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

On January 27, 2018, the Oversight Board and AAFAF filed an urgent motion on PREPA’s behalf in PREPA’s Title III case seeking a $1.3 billion priming, superpriority DIP loan from Puerto Rico to address a purported impending cash crisis at PREPA. On February 19, 2018, the Court granted the urgent motion, but limited the size of PREPA’s DIP loan considerably, approving only a $300 million credit facility as an unsecured superpriority administrative expense claim.

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

On July 30, 2018, PREPA, the Oversight Board, AAFAF and the Governor announced a preliminary restructuring support agreement with certain members of the Ad Hoc Group of bondholders. National is not a party to that agreement.

On October 3, 2018, National, together with Assured Guaranty Corp., Assured Guaranty Municipal Corp., and Syncora Guarantee Inc. (collectively, “Movants”) filed a motion in the Title III case for PREPA for relief from the automatic stay to allow Movants to exercise their statutory right to have a receiver appointed at PREPA. Movants argue that PREPA’s long history of mismanagement and politicization has harmed, and will continue to harm, all of its stakeholders, including creditors and the people of Puerto Rico. Movants write that a Receiver is necessary to ensure that PREPA is managed in the best interests of all of its constituents. Discovery in connection with Movants’ motion is ongoing.

PRHTA

On May 21, 2017, the Oversight Board commenced a Title III case for PRHTA. On June 3, 2017, National, together with Assured and Assured Guaranty Municipal Corp., filed an adversary proceeding seeking to enforce the special revenue protections of the Bankruptcy Code which are incorporated into PROMESA. These provisions ensure, among other things, that (i) current tax and toll revenues remain subject to liens and (ii) the automatic stay resulting from a filing of a Title III petition does not stay or limit application of these pledged special revenues to the repayment of PRHTA debt. On January 30, 2018, the court granted motions to dismiss the adversary proceeding. On February 9, 2018, the plaintiffs/appellants filed their notice of appeal to the United States Court of Appeals for the First Circuit, and filed their opening brief on May 9, 2018. The Appellees filed their opposition brief on July 9, 2018 and Appellants’ reply brief was filed on August 8, 2018. Oral argument was held on November 5, 2018 in San Juan, Puerto Rico.

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

The following table presents our scheduled gross debt service due on our Puerto Rico insured exposures for the three months ending December 31, 2018, for each of the subsequent four years ending December 31 and thereafter:

	Three Months Ending December 31, 2018	2019	2020	2021	2022	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$-	$177	$115	$140	$140	$945	$1,517
Puerto Rico Commonwealth GO	-	154	223	82	19	276	754
Puerto Rico Public Buildings Authority (PBA)	-	24	10	24	9	189	256
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	-	27	26	27	27	829	936
Puerto Rico Highway and Transportation Authority — Subordinated Transportation Revenue (PRHTA)	-	1	1	1	9	26	38
Puerto Rico Sales Tax Financing Corporation (COFINA)	-	-	-	-	-	4,170	4,170
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	-	16	16	3	2	55	92
University of Puerto Rico System Revenue	-	7	7	7	6	85	112
Inter American University of Puerto Rico Inc.	2	2	3	3	3	17	30

Total	$2	$408	$401	$287	$215	$6,592	$7,905

Corporate

Our corporate segment consists of general corporate activities, including providing support services to MBIA Inc.’s subsidiaries and asset and capital management. Support services are provided by our service company, MBIA Services, and include, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. Capital management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiaries, MBIA Global Funding, LLC (“GFL”) and MBIA Investment Management Corp. (“IMC”). MBIA Inc. issued debt to finance the operations of the MBIA group. GFL raised funds through the issuance of medium-term notes (“MTNs”) with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. The Company has ceased issuing new MTNs and investment agreements and the outstanding liability balances and corresponding asset balances have declined over time as liabilities matured, terminated or were called or repurchased. All of the debt within the corporate segment is managed collectively and is serviced by available liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the consolidated results of our corporate segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2018	2017	Change	2018	2017	Change
Net investment income	$9	$9	-%	$27	$28	-4%
Fees	9	13	-31%	29	41	-29%
Net gains (losses) on financial instruments at fair value and foreign exchange	17	(15)	n/m	48	(54)	n/m
Net gains (losses) on extinguishment of debt	3	1	n/m	3	9	-67%
Other net realized gains (losses)	-	(1)	-100%	(2)	(3)	-33%

Total revenues	38	7	n/m	105	21	n/m

Operating	14	14	-%	41	48	-15%
Interest	24	22	9%	72	66	9%

Total expenses	38	36	6%	113	114	-1%

Income (loss) before income taxes	-	(29)	-100%	(8)	(93)	-91%
Provision (benefit) for income taxes	2	(1)	n/m	(31)	1,069	-103%

Net income (loss)	$(2)	$(28)	-93%	$23	$(1,162)	-102%

n/m - Percent change not meaningful.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable changes in net gains (losses) on financial instruments at fair value and foreign exchange for the three and nine months ended September 30, 2018 compared with the same periods of 2017 were primarily due to foreign exchange gains on Euro denominated liabilities from the strengthening of the U.S. dollar and favorable changes in the fair value of our interest rate swaps due to the effect of higher interest rates during 2018. The favorable changes for the nine months ended September 30, 2018 were partially offset by unfavorable changes in the fair value of the warrants issued on MBIA Inc. common stock as a result of the increase in the stock price, which were exercised during the second quarter of 2018.

NET GAINS (LOSSES) ON EXTINGUISHMENT OF DEBT The net gains on extinguishment of debt for the nine months ended September 30, 2017 primarily related to gains from purchases at discounts of MTNs issued by the Company.

OPERATING EXPENSES Operating expenses decreased for the nine months ended September 30, 2018 compared with the same period of 2017 primarily due to a decrease in compensation expense, primarily as a result of lower headcount.

INTEREST EXPENSE Interest expense increased for the three and nine months ended September 30, 2018 compared with the same periods of 2017 due to the purchase by National in the fourth quarter of 2017 of $129 million principal amount of MBIA Inc. 5.700% Senior Notes due 2034 that were previously repurchased by MBIA Inc. and had not been retired.

PROVISION (BENEFIT) FOR INCOME TAXES The benefit for income taxes for the nine months ended September 30, 2018 was driven by a decrease to the valuation allowance that was established against the Corporate segment’s net deferred tax asset in the second quarter of 2017. The decrease primarily relates to the portion of the 2015 tax year escrow deposit that was released to MBIA Inc. in the first quarter of 2018. Refer to “Note 9: Income Taxes” in the Notes to the Consolidated Financial Statements for further information about taxes.

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

The following table presents our international and structured finance insurance segment results for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2018	2017	Change	2018	2017	Change
Net premiums earned	$40	$11	n/m	$71	$33	115%
Net investment income	1	1	-%	4	19	-79%
Fees and reimbursements	23	9	n/m	41	33	24%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(5)	(7)	-29%	(49)	(41)	20%
Unrealized gains (losses) on insured derivatives	4	6	-33%	36	(10)	n/m

Net change in fair value of insured derivatives	(1)	(1)	-%	(13)	(51)	-75%
Net gains (losses) on financial instruments at fair value and foreign exchange	(13)	2	n/m	(17)	(21)	-19%
Other net realized gains (losses)	1	1	-%	2	40	-95%
Revenues of consolidated VIEs:
Net investment income	9	8	13%	25	20	25%
Net gains (losses) on financial instruments at fair value and foreign exchange	12	21	-43%	29	2	n/m
Other net realized gains (losses)	(33)	-	n/m	(126)	28	n/m

Total revenues	39	52	-25%	16	103	-84%

Losses and loss adjustment	(2)	64	-103%	(7)	159	-104%
Amortization of deferred acquisition costs	11	10	10%	26	32	-19%
Operating	5	7	-29%	16	23	-30%
Interest	32	31	3%	96	90	7%
Expenses of consolidated VIEs:
Operating	3	3	-%	8	8	-%
Interest	24	20	20%	68	59	15%

Total expenses	73	135	-46%	207	371	-44%

Income (loss) before income taxes	(34)	(83)	-59%	(191)	(268)	-29%
Provision (benefit) for income taxes	-	1	-100%	(5)	1,143	-100%

Net income (loss)	$(34)	$(84)	-60%	$(186)	$(1,411)	-87%

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of September 30, 2018, MBIA Corp.’s total insured gross par outstanding was $12.6 billion.

On January 20, 2017, MBIA Corp. was presented with and fully satisfied a claim of $770 million on an insurance policy it had written insuring certain notes issued by Zohar II. In order to satisfy the claim, MBIA Corp. used approximately $60 million from its own resources and executed the following two related transactions: 1) MBIA UK Holdings sold its operating subsidiary, MBIA UK, and made a cash payment of $23 million, to Assured, in exchange for the receipt by MBIA UK Holdings of certain Zohar II notes owned by Assured, which had an aggregate outstanding principal amount of $347 million as of January 10, 2017, which notes were distributed as a dividend to MBIA Corp. upon completion of the sale of MBIA UK; and 2) MBIA Corp. executed a financing facility (the “Facility”) with affiliates of certain holders of 14% Fixed-to-Floating Rate Surplus Notes of MBIA Corp. (collectively, the “Senior Lenders”), and with MBIA Inc., pursuant to which the Senior Lenders provided $325 million of senior financing and MBIA Inc. provided $38 million of subordinated financing to MZ Funding, a newly formed wholly-owned subsidiary of the Company.

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. In addition, we generate net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2018	2017	Change	2018	2017	Change
Net premiums earned:
U.S.	$2	$3	-33%	$7	$8	-13%
Non-U.S.	38	8	n/m	64	25	n/m

Total net premiums earned	$40	$11	n/m	$71	$33	115%

VIEs (eliminated in consolidation)	$2	$2	-%	$5	$6	-17%

n/m	- Percent change not meaningful.

Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Net premiums earned increased for the three and nine months ended September 30, 2018 compared with the same periods of 2017 primarily due to the acceleration of premiums related to the termination of several international public finance policies.

NET INVESTMENT INCOME Net investment income for the nine months ended September 30, 2017 primarily related to the accretion to par value of certain Zohar II notes received in exchange for the sale of MBIA UK to Assured on January 10, 2017.

FEES AND REIMBURSEMENTS The increases in fees and reimbursements for the three and nine months ended September 30, 2018 compared with the same periods of 2017 were primarily due to increases in waiver and consent fees related to the ongoing management of our international and structured finance insurance business, partially offset by decreases in ceding commission income as a result of higher refunding activity in prior periods. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES Realized losses on insured derivatives include payments made net of premiums and fees earned and salvage received. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and amortization. For the three and nine months ended September 30, 2018 and 2017, realized losses on insured derivatives resulted from claim payments on one commercial mortgage-backed transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the three months ended September 30, 2018, unrealized gains on insured derivatives were principally the result of par amortization, partially offset by unfavorable changes in spreads/prices on the underlying collateral. For the nine months ended September 30, 2018, unrealized gains on insured derivatives were principally the result of par amortization, partially offset by the effects of favorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities. For the three months ended September 30, 2017, unrealized gains on insured derivatives were principally due to favorable changes in spreads/prices on the underlying collateral and unfavorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities. For the nine months ended September 30, 2017, unrealized losses were principally the result of the effects of favorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities, partially offset by the reversal of unrealized losses from a termination of a CDS and favorable changes in spreads/prices on the underlying collateral. As of September 30, 2018 and December 31, 2017, the fair value of MBIA Corp.’s insured CDS liability was $27 million and $63 million, respectively. As of September 30, 2018, MBIA Corp. had $77 million of gross par outstanding on an insured credit derivative compared with $127 million as of December 31, 2017.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses on financial instruments and foreign exchange for the three and nine months ended September 30, 2018 were primarily related to losses from foreign currency revaluations on Chilean Unidad de Fomento denominated premium receivables due to the strengthening of the U.S. dollar and the revaluation of loss reserves on Mexican and Euro denominated policies as a result of the weakening of the U.S. dollar. The net losses on financial instruments and foreign exchange for the nine months ended September 30, 2017 were primarily related to unfavorable mark-to-market fluctuations on financial instruments.

OTHER NET REALIZED GAINS (LOSSES) Other net realized gains (losses) for the nine months ended September 30, 2017 were primarily related to the settlement of litigation.

REVENUES OF CONSOLIDATED VIEs For the three months ended September 30, 2018, total revenues of consolidated VIEs were losses of $12 million compared with gains of $29 million for the same period of 2017. This decrease was primarily due to the deconsolidation of three VIEs in the third quarter of 2018. For the nine months ended September 30, 2018, total revenues of consolidated VIEs were losses of $72 million compared with gains of $50 million for the same period of 2017. This decrease was primarily due to the deconsolidation of two VIEs in the second quarter of 2018 from the Zohar Bankruptcy Settlement which resulted in a loss of $93 million and the deconsolidation of three VIEs in the third quarter of 2018. The loss from the Zohar Bankruptcy Settlement resulted from the difference between the fair value of the VIE assets that were deconsolidated and our current estimate of salvage and subrogation recoveries from those VIEs under insurance accounting. We elected to record at fair value certain instruments that are consolidated under accounting guidance for consolidation of VIEs, and as such, changes in fair value are reflected in earnings.

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

Summary of Financial Guarantee Insurance Losses and LAE

The following table presents information about our financial guarantee insurance losses and LAE recorded in accordance with GAAP for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2018	2017	Change	2018	2017	Change
Losses and LAE related to actual and expected payments	$(7)	$12	n/m	$(8)	$106	-108%
Recoveries of actual and expected payments	5	52	-90%	1	54	-98%

Gross losses incurred	(2)	64	-103%	(7)	160	-104%
Reinsurance	-	-	-%	-	(1)	-100%

Losses and loss adjustment expenses (1)	$(2)	$64	-103%	$(7)	$159	-104%

(1) -

As a result of consolidation of VIEs, these amounts include the elimination of loss and LAE benefits of $20 million and $18 million for the three months ended September 30, 2018 and 2017, respectively, and a loss and LAE benefit of $39 million and loss and LAE of $18 million for the nine months ended September 30, 2018 and 2017, respectively.

n/m -	Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

For the three months ended September 30, 2018, the loss and LAE benefit primarily related to decreases in losses incurred on insured RMBS transactions and collateralized debt obligations (“CDOs”), partially offset by increases in losses related to other financial guarantee contracts.

For the nine months ended September 30, 2018, the loss and LAE benefit primarily related to decreases in losses incurred on insured RMBS transactions, partially offset by increases in losses related to CDOs and other financial guarantee contracts.

For the three and nine months ended September 30, 2017, losses and LAE primarily related to increases in expected payments on insured RMBS transactions and decreases in projected collections from mortgage insurance included in the Company’s excess spread within insured second-lien RMBS transactions from the settlement of litigation regarding insurance coverage involving Old Republic Insurance Corporation, Bank of America, N.A. and the Bank of New York Mellon.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and reserves as of September 30, 2018 and December 31, 2017.

	September 30,	December 31,	Percent
In millions	2018	2017	Change
Assets:
Insurance loss recoverable	$988	$178	n/m
Reinsurance recoverable on paid and unpaid losses (1)	5	5	-%
Liabilities:
Gross loss and LAE reserves	403	482	-16%
Expected recoveries on unpaid losses	(4)	(16)	-75%

Loss and LAE reserves	$399	$466	-14%

(1) -	Reported within “Other assets” on our consolidated balance sheets.
n/m -	Percent change not meaningful

Payment of claims totaling $919 million in November of 2015 and January of 2017, on MBIA Corp.’s policies insuring certain notes issued by Zohar I and Zohar II entitles MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. Since the second quarter of 2018, the Company no longer consolidates Zohar I and Zohar II as VIEs and estimated recoveries from these transactions are included in “Insurance loss recoverable” on the Company’s consolidated balance sheet. As of March 31, 2018 and December 31, 2017, the fair value of the assets of Zohar I and Zohar II were included in “Loans receivable at fair value” under “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheet. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for additional information regarding the estimated Zohar recoveries.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three and nine months ended September 30, 2018 and 2017 are presented in the following table:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2018	2017	Change	2018	2017	Change
Gross expenses	$5	$7	-29%	$16	$24	-33%

Amortization of deferred acquisition costs	$11	$10	10%	$26	$32	-19%
Operating	5	7	-29%	16	23	-30%

Total insurance operating expenses	$16	$17	-6%	$42	$55	-24%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for the three and nine months ended September 30, 2018 compared with the same periods of 2017 primarily due to decreases in compensation expense. Operating expenses decreased for the three and nine months ended September 30, 2018 compared with the same periods of 2017 primarily due to decreases in gross expenses.

The decrease in the amortization of deferred acquisition costs for the nine months ended September 30, 2018 compared with the same period of 2017 was due to lower refunding activity in 2018. We did not defer a material amount of policy acquisition costs during the first nine months of 2018 or 2017. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE OF CONSOLIDATED VIEs For the three and nine months ended September 30, 2018, total interest expense of consolidated VIEs increased compared with the same periods of 2017 primarily due to interest expense from the Facility.

International and Structured Finance Insurance Portfolio Exposures

Credit Quality

The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of September 30, 2018 and December 31, 2017, 32% and 33%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

Selected Portfolio Exposures

The following is a summary of selected significant exposures within our residential mortgage insured portfolio of our international and structured finance insurance segment. In addition, as of September 30, 2018, MBIA Corp. insured $375 million of CDOs and related instruments. We may experience considerable incurred losses and future expected payments in certain of these sectors. There can be no assurance that the loss reserves recorded in our financial statements will be sufficient or that we will not experience losses on transactions on which we currently have no loss reserves, in particular if the economy deteriorates. We may seek to purchase, directly or indirectly, obligations guaranteed by MBIA Corp. or seek to commute policies. The amount of insurance exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time, and other considerations. In some cases, these activities may result in a reduction of loss reserves, but in all cases they are intended to limit our ultimate losses and reduce the future volatility in loss development on the related policies. Our ability to purchase guaranteed obligations and to commute policies will depend on management’s assessment of available liquidity.

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

The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of September 30, 2018 and December 31, 2017. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of
Collateral Type	September 30, 2018	December 31, 2017	Percent Change
HELOC Second-lien	$642	$975	-34%
CES Second-lien	751	1,037	-28%
Alt-A First-lien(1)	1,016	1,078	-6%
Subprime First-lien	454	512	-11%
Prime First-lien	15	19	-21%

Total	$2,878	$3,621	-21%

(1) -	Includes international exposure of $253 million and $245 million as of September 30, 2018 and December 31, 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance and International and Structured Finance Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. Currently, we do not intend to use reinsurance to decrease the insured exposure in our portfolio. The following table presents information about our reinsurance agreements as of September 30, 2018 for our U.S. public finance and international and structured finance insurance segments.

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable(1)
Assured Guaranty Re Ltd.	AA (Stable Outlook)	WR(2)	$1,101	$27	$8
Assured Guaranty Corp.	AA (Stable Outlook)	A3 (Stable Outlook)	922	-	15
Overseas Private	AA+	Aaa	261	-	-
Investment Corporation	(Stable Outlook)	(Stable Outlook)
Others	A+ or above	WR(2)	79	3	-

Total			$2,363	$30	$23

(1) -	Total reinsurance recoverable is primarily recoverables on unpaid losses.
(2) -	Represents a withdrawal of ratings.

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

As of September 30, 2018, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $2.4 billion compared with $2.7 billion as of December 31, 2017. As of September 30, 2018, $1.8 billion of the ceded par outstanding was ceded from our U.S. public finance insurance segment and $527 million was ceded from our international and structured finance insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2018 and 2017 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Income (loss) before income taxes	$(45)	$(273)	$(287)	$(603)
Provision (benefit) for income taxes	$-	$(6)	$2	$965
Effective tax rate	-%	2.2%	-0.7%	-160.0%

For the nine months ended September 30, 2018, our effective tax rate applied to our loss before income taxes was lower than the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset.

For the nine months ended September 30, 2017, our effective tax rate applied to our loss before income taxes was lower than the then U.S. statutory rate of 35% due to the establishment of a full valuation allowance against our net deferred tax asset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

In June of 2017, S&P downgraded the financial strength rating of National, which led the Company to cease its efforts to actively pursue writing new financial guarantee business. In addition to National’s cessation of new business activity, there was an increase in loss and LAE due to changes in assumptions on certain Puerto Rico credits. As a result of the increase in loss and LAE, the Company has a three-year cumulative loss, which is considered significant negative evidence in the assessment of its ability to use its net deferred tax asset. In addition, the Company considered all available positive and negative evidence as required by GAAP, to estimate if sufficient taxable income will be generated to use its net deferred tax asset. After considering all positive and negative evidence, including the Company’s inability to objectively identify and forecast future sources of taxable income, the Company concluded that it does not have sufficient positive evidence to support its ability to use its net deferred tax asset before it expires. As of September 30, 2018 and December 31, 2017, the Company’s valuation allowance against its net deferred tax asset was $841 million and $770 million, respectively. For a discussion of the full valuation allowance recorded in 2017, refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, surplus notes issued by MBIA Corp., and the Facility issued by MZ Funding. Total capital resources were $3.0 billion and $3.2 billion as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, MBIA Inc.’s investment in subsidiaries totaled $2.0 billion.

In addition to scheduled debt maturities, from time to time, we reduce unsecured debt through calls or repurchases. MBIA Inc. or National may also repurchase outstanding MBIA Inc. common shares when we deem it beneficial to our shareholders. MBIA Inc. supports the MTN and investment agreement obligations issued by the Company. We seek to maintain sufficient liquidity and capital resources to meet the Company’s general corporate needs and debt service. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient resources to satisfy its debt obligations and its general corporate needs over time from distributions from its operating subsidiaries; however, there can be no assurance that MBIA Inc. will have sufficient resources to do so. In addition, the Company may also consider raising third-party capital. Refer to “Capital, Liquidity and Market Related Risk Factors” in Part I, Item 1A of Form 10-K for the year ended December 31, 2017 and the “Liquidity—Corporate Liquidity” section included herein for additional information about MBIA Inc.’s liquidity.

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

Equity securities

MBIA Inc.’s and National’s share repurchases that were authorized under share repurchase programs for the nine months ended September 30, 2018 and 2017 are presented in the following table:

In millions except per share amounts	Nine Months Ended September 30,
	2018	2017
Number of shares repurchased	2.0	11.7
Average price paid per share	$7.25	$8.58
Remaining authorization as of September 30	$236	$225

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

Debt securities

During the nine months ended September 30, 2018, we repurchased $55 million par value outstanding of GFL MTNs issued by our corporate segment at approximately 91% of par value.

Warrants

In April and June of 2018, the holder of certain MBIA Inc. warrants exercised its right to purchase, in total, 11.85 million shares of MBIA Inc. common stock at an exercise price of $9.59 per share. As a result, the Company issued a total of 1.3 million shares of MBIA Inc. common stock to the holder in accordance with the cashless settlement provision of the warrants. As of September 30, 2018, there were no warrants outstanding.

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

National

Capital and Surplus

National reported total statutory capital of $2.7 billion as of September 30, 2018, compared with $2.8 billion as of December 31, 2017. As of September 30, 2018, statutory capital comprised $2.1 billion of policyholders’ surplus and $538 million of contingency reserves. National had a statutory net loss of $37 million for the nine months ended September 30, 2018. As of September 30, 2018, National’s unassigned surplus was $1.6 billion.

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

National had positive earned surplus as of September 30, 2018, from which it may pay dividends, subject to the limitations described above. Subsequent to September 30, 2018, National declared and paid a dividend of $108 million to its ultimate parent, MBIA Inc. We expect the as-of-right declared and paid dividend amounts from National to be limited to prior year net investment income for the foreseeable future.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National’s CPR and components thereto, as of September 30, 2018 and December 31, 2017 are presented in the following table:

In millions	As of September 30, 2018	As of December 31, 2017
Policyholders’ surplus	$2,144	$2,166
Contingency reserves	538	594

Statutory capital	2,682	2,760
Unearned premiums	514	585
Present value of installment premiums (1)	159	164

Premium resources (2)	673	749
Net loss and LAE reserves (1)	62	227
Salvage reserves	621	387

Gross loss and LAE reserves	683	614

Total claims-paying resources	$4,038	$4,123

(1) - Calculated using a discount rate of 3.25% as of September 30, 2018 and December 31, 2017.

(2) - Includes financial guarantee and insured credit derivative related premiums.

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation reported total statutory capital of $587 million as of September 30, 2018 compared with $464 million as of December 31, 2017. As of September 30, 2018, statutory capital comprised $389 million of policyholders’ surplus and $198 million of contingency reserves. As of December 31, 2017, statutory capital comprised $237 million of policyholders’ surplus and $227 million of contingency reserves. For the nine months ended September 30, 2018, MBIA Insurance Corporation had statutory net income of $122 million. MBIA Insurance Corporation’s policyholders’ surplus included negative unassigned surplus of $1.6 billion as of September 30, 2018 and $1.8 billion as of December 31, 2017. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred.

As of September 30, 2018, MBIA Insurance Corporation recognized estimated recoveries of $411 million, net of reinsurance on a statutory basis related to put-back claims against Credit Suisse and $186 million related to excess spread recoveries on RMBS, net of reinsurance. In addition, MBIA Insurance Corporation has recorded recoveries related to CDOs. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.

Under NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Reductions in the contingency reserve may be recognized based on excess reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As a result of regulatory approved reductions, MBIA Insurance Corporation’s contingency reserves of $198 million as of September 30, 2018 represented reserves on 27 of the 229 outstanding credits insured by MBIA Insurance Corporation.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. As of September 30, 2018, MBIA Corp. met the required minimum surplus of $65 million. Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of September 30, 2018, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of September 30, 2018, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If MBIA Insurance Corporation is not in compliance with the above mentioned requirements, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.

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

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s 14% Fixed-to-Floating Rate Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of October 15, 2018, the most recent scheduled interest payment date, there was $725 million of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of September 30, 2018, MBIA Insurance Corporation had “free and divisible surplus,” of $98 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

MBIA Corp.’s CPR and components thereto, as of September 30, 2018 and December 31, 2017 are presented in the following table:

In millions	As of September 30, 2018	As of December 31, 2017
Policyholders’ surplus	$389	$237
Contingency reserves	198	227

Statutory capital	587	464
Unearned premiums	115	195
Present value of installment premiums (1) (4)	147	192

Premium resources (2)	262	387
Net loss and LAE reserves (1)	(882)	(792)
Salvage reserves (3)	1,423	1,428

Gross loss and LAE reserves	541	636

Total claims-paying resources	$1,390	$1,487

(1) - Calculated using a discount rate of 5.20% as of September 30, 2018 and December 31, 2017.

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

National Liquidity

The primary sources of cash available to National are:

•	principal and interest receipts on assets held in its investment portfolio, including proceeds from the sale of assets;

•	recoveries associated with insurance loss payments; and

•	installment premiums.

The primary uses of cash by National are:

•	payments of operating expenses, taxes and funding asset purchases;

•	loss payments and loss adjustment expenses on insured transactions; and

•	payments of dividends.

As of September 30, 2018 and December 31, 2017, National held cash and investments of $3.4 billion and $3.6 billion, respectively, of which $608 million and $228 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.

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

As of September 30, 2018 and December 31, 2017, the liquidity positions of MBIA Inc. which included cash and cash equivalents and other investments comprised of highly rated commercial paper, money market funds and municipal, U.S. government and corporate bonds for general corporate purposes, excluding the amounts held in escrow under its tax sharing agreement, were $365 million and $419 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

During the nine months ended September 30, 2018, $18 million was released to MBIA Inc. under the MBIA group tax sharing agreement and related tax escrow account (“Tax Escrow Account”). In addition, $90 million was returned to National as a result of National’s 2017 financial results. The releases were pursuant to the terms of the tax sharing agreement following the expiration of National’s two-year NOL carry-back period under U.S. tax rules. National’s tax escrow payment of $108 million for the 2016 tax year is not eligible for release or return until National’s 2018 tax liability is estimated. In addition to releases or returns following the expiration of National’s two-year NOL carry-back period, from time to time, MBIA Inc. is permitted to withdraw assets from the Tax Escrow Account if the aggregate market value of all assets held in the Tax Escrow Account exceeds the required minimum balance. In the nine months ended September 30, 2018, such withdrawals totaled $29 million. There can be no assurance that any future payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc. due to deductible or creditable tax attributes of those subsidiaries and/or the market value performance of the assets supporting the Tax Escrow Account.

Subsequent to September 30, 2018, National purchased from MBIA Inc. $44 million par value of MBIA Inc.’s 5.700% Senior Notes due 2034 at a cost of approximately 70% of par value plus accrued interest and $10 million of MBIA Inc.’s 7.000% Debentures due 2025 at a cost of approximately 92% of par value plus accrued interest. These notes had been previously repurchased by MBIA Inc. and had not been retired. This transaction increased MBIA Inc.’s liquidity position by a total of $41 million and had no impact to the Company’s consolidated balance sheet.

Based on our projections of National’s and MBIA Corp.’s future earnings and losses, we expect that for the foreseeable future National will be the primary source of dividends and tax sharing agreement payments to MBIA Inc. Subsequent to September 30, 2018, National declared and paid a dividend of $108 million to its ultimate parent, MBIA Inc. There can be no assurance as to the amount and timing of any such future dividends or payments from the tax escrow account under the tax sharing agreement. Also, absent a special dividend subject to the approval of the NYSDFS, we expect the declared and paid dividend amounts from National to be limited to prior year net investment income. Refer to the “Capital Resources – Insurance Statutory Capital” section for additional information on payments of dividends. We do not expect MBIA Inc. to receive distributions from MBIA Corp.

Currently, the majority of the cash and securities held by MBIA Inc. is pledged against investment agreement liabilities, the Asset Swap (simultaneous repurchase and reverse repurchase agreement) and derivatives, which limits its ability to raise liquidity through asset sales. If the market value or rating eligibility of the assets which are pledged against MBIA Inc.’s obligations were to decline, we would be required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. To mitigate these risks, we seek to maintain cash and liquidity resources that we believe will be sufficient to make all payments due on our obligations and to meet other financial requirements, such as posting collateral. Contingent liquidity resources include: (1) sales of invested assets exposed to credit spread stress risk, which may occur at losses; (2) termination and settlement of interest rate swap agreements; and (3) accessing the capital markets. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk.

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

As of September 30, 2018 and December 31, 2017, MBIA Corp. held cash and investments of $256 million and $271 million, respectively, of which $157 million and $145 million, respectively, were cash and cash equivalents or short-term investments comprised of money market funds and municipal, U.S. agency and corporate bonds that were immediately available to MBIA Insurance Corporation.

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

MBIA Corp. has recorded expected excess spread recoveries of $200 million as of September 30, 2018 associated with insured RMBS issues, including recoveries related to consolidated VIEs. MBIA Corp. has also recorded expected recovery amounts related to its claims against Credit Suisse for ineligible mortgage loans included in an MBIA Corp. insured RMBS transaction. In addition, MBIA Insurance Corporation has recorded recoveries related to CDOs. There can be no assurance that it will be successful or not be delayed in realizing these recoveries. During the nine months ended September 30, 2018, MBIA Corp. collected $55 million from insured RMBS transactions related to excess spread recoveries.

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Percent Change
In millions	2018	2017
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(323)	$(693)	-53%
Investing activities	836	826	1%
Financing activities	(480)	(184)	n/m
Cash and cash equivalents—beginning of period	146	187	-22%

Cash and cash equivalents—end of period	$179	$136	32%

n/m -	Percent change not meaningful.

Operating activities

Net cash used by operating activities decreased for the nine months ended September 30, 2018 compared with the same period of 2017 primarily due to a decrease in losses and LAE paid of $377 million and an increase in premiums, fees and reimbursements of $32 million, partially offset by a decrease in proceeds from recoveries and reinsurance of $54 million.

Investing activities

Net cash provided by investing activities increased for the nine months ended September 30, 2018 compared with the same period of 2017 primarily due to an increase in sales of AFS investments of $347 million, an increase in sales, paydowns and maturities (purchases) of short-term investments, net of $202 million and an increase in paydowns and maturities of loans receivable of $163 million, partially offset by an increase in purchases of AFS investments of $538 million and a decrease in paydowns and maturities of AFS investments of $147 million.

Financing activities

Net cash used by financing activities increased for the nine months ended September 30, 2018 compared with the same period of 2017 primarily due to proceeds received from the Facility of $328 million in 2017 and an increase in principal paydowns of VIE notes of $71 million, partially offset by a decrease in purchases of treasury stock of $83 million.

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

The following table presents our investment portfolio as of September 30, 2018 and December 31, 2017.

	As of September 30,	As of December 31,	Percent
In millions	2018	2017	Change
Available-for-sale investments(1)
U.S. public finance insurance
Amortized cost	$2,821	$3,150	-10%
Unrealized net gain (loss)	(48)	(72)	-33%

Fair value	2,773	3,078	-10%

Corporate
Amortized cost	824	1,078	-24%
Unrealized net gain (loss)	15	49	-69%

Fair value	839	1,127	-26%

International and structured finance insurance
Amortized cost	207	210	-1%
Unrealized net gain (loss)	4	8	-50%

Fair value	211	218	-3%

Total available-for-sale investments:
Amortized cost	3,852	4,438	-13%
Unrealized net gain (loss)	(29)	(15)	93%

Total available-for-sale investments at fair value	3,823	4,423	-14%

Investments carried at fair value(2)
U.S. public finance insurance	305	174	75%
Corporate	57	56	2%
International and structured finance insurance	20	-	n/m

Total investments carried at fair value	382	230	66%

Other investments at amortized cost:
U.S. public finance insurance	1	2	-50%

Consolidated investments at carrying value	$4,206	$4,655	-10%

(1) -	Unrealized gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive income in shareholders’ equity.

(2) -

Changes in fair value and realized gains and losses from the sale of these investments are reflected in net income. As a result of the adoption of ASU 2016-01, September 30, 2018 balances include money market securities. As of December 31, 2017, money market securities were reported in AFS investments.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of September 30, 2018, the weighted average credit quality ratings and percentage of investment grade of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are presented in the following table:

International
	U.S. Public		and Structured
	Finance		Finance
	Insurance	Corporate	Insurance	Total
Weighted average credit quality ratings	A	Aa	Aa	A
Investment grade percentage	92%	99%	89%	94%

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

As of September 30, 2018, Insured Investments at fair value represented $440 million or 10% of consolidated investments, of which $344 million or 8% of consolidated investments were Company-Insured Investments. As of September 30, 2018, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of September 30, 2018, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the A range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 7% of the total consolidated investment portfolio.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposures relate to changes in interest rates, foreign exchange rates and credit spreads that affect the fair value of its financial instruments, primarily investment securities, MTNs, investment agreement liabilities, certain derivative instruments and other liabilities. The Company’s investments are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. government bonds, corporate bonds, MBS and asset-backed securities. In periods of rising and/or volatile interest rates, foreign exchange rates, credit spreads and changes in MBIA Inc. common stock price, profitability could be adversely affected should the Company have to liquidate these securities. MBIA minimizes its exposure to interest rate risk, foreign exchange risk and credit spread through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities. For a discussion of our quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes in market risk since December 31, 2017.

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

As of September 30, 2018, National had $3.3 billion of gross insured par outstanding ($3.9 billion of gross insured par outstanding when including accreted interest on insured capital appreciation bonds) related to Puerto Rico. Puerto Rico may be unable or unwilling to pay their obligations as and when due, in which case National would be required to pay claims of unpaid principal and interest when due under its insurance policies, which could be material. On January 1, 2018 and July 1, 2018, Puerto Rico defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $276 million as a result. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National would experience losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part I Financial Information, Item 2 of this Form 10-Q for additional information on our Puerto Rico exposures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 3, 2017, the Company’s Board of Directors authorized the repurchase by the Company or National of up to $250 million of its outstanding shares under a new share repurchase authorization. During the nine months ended September 30, 2018, we repurchased 2 million common shares of MBIA Inc. at an average share price of $7.25 under the November 3, 2017 repurchase program.

The table below presents repurchases made by the Company in each month during the third quarter of 2018:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions)
July	121	$9.59	-	$236
August	112	10.58	-	236
September	108	10.74	-	236

	341	$10.28	-	$236

(1) -	121 shares in July, 112 shares in August and 108 shares in September were purchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.

Item 6. Exhibits

31.1.	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1.	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2018; (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: November 6, 2018	/s/ Anthony McKiernan
Anthony McKiernan
Chief Financial Officer

Date: November 6, 2018	/s/ Joseph R. Schachinger
Joseph R. Schachinger
Controller (Chief Accounting Officer)