Form 10-K
period 2018-12-31
MBIA INC
filed 2019-02-28
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2018 was $794,245,161.

As of February 21, 2019, 89,622,622 shares of Common Stock, par value $1 per share, were outstanding.

Documents incorporated by reference:

Portions of the Definitive Proxy Statement of the Registrant for its 2018 Annual Meeting, which will be filed on or before March 31, 2019, are incorporated by reference into Part III of this Form 10-K.

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

•

a disruption in the cash flow from National or an inability to access the capital markets and our exposure to significant fluctuations in liquidity and asset values in the global credit markets as a result of collateral posting requirements;

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

OVERVIEW

The Company’s primary objectives are ensuring that adequate liquidity exists at MBIA Inc. to satisfy all of its outstanding obligations, mitigating losses at National and MBIA Corp., including National’s exposures to insured debt obligations of the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”), as described further herein, and maximizing recoveries on paid insurance claims. The Company may also pursue strategic alternatives that could enhance shareholder value.

MBIA’s primary business has been to provide financial guarantee insurance to the United States’ public finance markets through our indirect, wholly-owned subsidiary, National Public Finance Guarantee Corporation (“National”). National’s financial guarantee insurance policies provide investors with unconditional and irrevocable guarantees of the payment of the principal, interest or other amounts owing on insured obligations when due. National has ceased pursuing the writing of new financial guarantee policies, and its primary activity today is to provide ongoing surveillance of its existing insured portfolio of $57.9 billion gross par outstanding as of December 31, 2018.

MBIA has also provided financial guarantee insurance in the international and structured finance markets through its subsidiary MBIA Corp. As of December 31, 2018, MBIA Corp.’s total insured gross par outstanding was $11.9 billion. Effective on January 10, 2017, MBIA Corp.’s wholly-owned subsidiary, MBIA UK (Holdings) Limited (“MBIA UK Holdings”), the parent company to MBIA UK, sold MBIA UK, to Assured Guaranty Corp. (“Assured”), a subsidiary of Assured Guaranty Ltd. We do not expect MBIA Corp. to write any significant new policies in the foreseeable future. Given MBIA Corp.’s capital structure and business prospects, we do not expect its financial performance to have a material impact on MBIA Inc. Refer to “Results of Operations—Capital Resources” in Part II, Item 7 of this Form 10-K for a further discussion of MBIA Corp.’s insurance statutory capital.

MBIA Services Corporation (“MBIA Services”), also owned by MBIA Inc., is a service company which provides support services such as surveillance, risk management, legal, accounting, treasury and information technology, among others, to our businesses on a fee-for-service basis.

MBIA Inc. Capital Management

The Company manages its capital and liquidity in order to ensure that it can service its debt and other financial obligations and pay its operating expenses while maintaining an adequate cushion against potential adverse events. MBIA Inc. has consistently received dividends from National and releases from the tax escrow account over the past several years and currently maintains a stable liquidity position which is expected to allow it to service its obligations over the next several years without needing to access the capital markets. Our capital management strategies include enhancing shareholder value by (i) having the Company or National repurchase outstanding MBIA Inc. common shares when management deems such actions are appropriate, taking into account the price of the stock, anticipated liquidity needs, and other relevant factors and (ii) retiring our unsecured and MBIA Global Funding, LLC (“GFL”) debt through calls and repurchases at prices that create economic benefit to the Company.

Item 1. Business (continued)

During 2018, the Company and National collectively repurchased 5.8 million shares at a cost of $48 million under the repurchase authorization approved by the Board in November of 2017. During 2017, the Company and National collectively repurchased 43 million shares at a cost of $325 million under repurchase authorizations approved by the Board in February of 2016 and June of 2017. During 2016, the Company and National collectively repurchased 16.6 million shares at a cost of $105 million under repurchase authorizations approved by the Board in October of 2015 and February of 2016. At each time of repurchase, management and the Board viewed such use of available capital as the best alternative for capital management.

Unsecured debt includes MBIA Inc.’s senior notes and medium-term notes (“MTNs”) issued by its subsidiary, GFL. During 2018, the Company repurchased $78 million and paid $17 million par value related to GFL debt maturities. During 2017, the Company repurchased $160 million and paid $38 million par value related to GFL debt maturities.

In each of the fourth quarters of 2018 and 2017, National declared and paid dividends of $108 million and $118 million, respectively, to its ultimate parent, MBIA Inc. In addition, during the first quarters of 2019 and 2018, MBIA Inc. received $56 million and $18 million, respectively, in cash from an escrow account held by MBIA Inc. under the MBIA group’s tax sharing agreement as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Liquidity––Corporate Liquidity” in Part II, Item 7 of this Form 10-K. In addition, in 2018, $90 million was returned to National as a result of its 2017 financial results.

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

Presently, the most distressed credits in National’s portfolio are obligations issued by Puerto Rico. As described further herein, four of these credits, the Commonwealth’s General Obligation Bonds, the Puerto Rico Sales Tax Financing Corporation (“COFINA”), the Puerto Rico Highways and Transportation Authority (“PRHTA”) and the Puerto Rico Electric Power Authority (“PREPA”) have been placed into bankruptcy-like processes under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”). For additional information relating to the risks arising from National’s Puerto Rico exposures, refer to the “Insured Portfolio Loss Related Risk Factors” section in Part I, Item 1A of this Form 10-K.

MBIA Corp. Risk Mitigation

MBIA Corp. has not written a meaningful amount of new business since 2008 as a result of declining financial capacity, ratings downgrades and regulatory limitations placed on its business. Since that time it has experienced considerable stress as a result of unprecedented levels of loss in its structured finance insurance business, primarily in its residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) pools, and collateralized debt obligation (“CDO”) portfolios. As a result, since 2008, MBIA Corp.’s strategy has focused primarily on recovering losses on insured transactions, reducing future expected economic losses in the insured portfolio through commutations and other risk mitigation strategies, and managing liquidity. Refer to “Note 6: Loss and Loss Adjustment Expense” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information regarding loss reserves and recoveries.

Item 1. Business (continued)

Our liquidity and capital forecasts, and projected collections of recoveries, for MBIA Corp., reflect resources that we expect to be adequate to pay expected insurance claims. However, there can be no assurance that MBIA Corp. will realize its expected recoveries in full or on its projected timeframe. Refer to “Risk Factors-MBIA Corp. Risk Factors-Continuing elevated loss payments and delay or failure in realizing expected recoveries on insured transactions may materially and adversely affect MBIA Insurance Corporation’s statutory capital and its ability to meet liquidity needs and could cause the New York State Department of Financial Services (the “NYSDFS”) to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding if the NYSDFS concludes that MBIA Insurance Corporation will not be able to pay expected insurance claims,” in Part I, Item 1A of this Form 10-K. Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any significant long-term liquidity impact on MBIA Inc.

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

As of December 31, 2018, National had $57.9 billion of insured gross par outstanding on U.S. public finance obligations covering 3,662 policies and diversified among 2,105 “credits,” which we define as any group of issues supported by the same revenue source. Insurance in force, which includes all insured debt service, as of December 31, 2018 was $111.5 billion.

All of the policies were underwritten on the assumption that the insurance will remain in force until maturity or early retirement of the insured obligations. National estimates that the average life of its domestic public finance insurance policies in force as of December 31, 2018 was 10 years. The average life was determined by applying a weighted average calculation, using the remaining years to contractual maturity and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2018 was $6.7 billion.

National’s underwriting guidelines limited the insurance in force for any one insured credit, and for other categories such as geography. In addition, National is subject to regulatory single-risk limits with respect to any insured bond issue. See the “Insurance Regulation” section below for a description of these regulatory requirements. As of December 31, 2018, National’s gross par amount outstanding for its ten largest insured U.S. public finance credits totaled $10.1 billion, representing 17.4% of National’s total U.S. public finance gross par amount outstanding. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information regarding the Company’s insured portfolio.

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

As of December 31, 2018, MBIA Corp. had 348 policies outstanding in its insured portfolio. In addition, MBIA Corp. had 52 insurance policies outstanding relating to liabilities issued by MBIA Inc. and its subsidiaries, which are described further under the section “Affiliated Financial Obligations Insured by MBIA Corp.” below. MBIA Corp.’s total policies in its insured portfolio are diversified among 220 “credits,” which we define as any group of policies supported by the same revenue source.

As of December 31, 2018, the gross par amount outstanding of MBIA Corp.’s insured obligations (excluding $1.0 billion of insured affiliated financial obligations and $36.0 billion of U.S. public finance debt ceded to National), was $11.9 billion. Insurance in force for the above portfolio, which includes all insured debt service, as of December 31, 2018 was $16.5 billion.

Item 1. Business (continued)

MBIA Corp. estimates that the average life of its international and structured finance insurance policies in force as of December 31, 2018 is 8 years. The average life was determined by applying a calculation using the remaining years to contractual maturity for international public finance obligations and estimated maturity for structured finance obligations and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2018 was $1.4 billion. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information regarding the Company’s insured portfolio.

Affiliated Financial Obligations Insured by MBIA Corp.

Prior to 2008, MBIA Inc. provided customized investment agreements and one of its subsidiaries, GFL, issued MTNs with varying maturities. Each of these obligations is guaranteed by MBIA Corp. GFL lent the proceeds of its GFL MTN issuances to MBIA Inc. As a result of ratings downgrades of MBIA Corp., MBIA Inc. is required to post collateral for the remaining investment agreements. Since the ratings downgrades of MBIA Corp. that began in 2008, we have not issued new MTNs or investment agreements. The investment agreements are currently fully collateralized with high quality assets. We believe the outstanding investment agreements and MTNs and corresponding asset balances will continue to decline over time as the liabilities mature, terminate, or are repurchased by the Company.

In January of 2017, MBIA Corp. executed a financing facility (the “Facility”) with affiliates of certain holders of 14% Fixed-to-Floating Rate Surplus Notes of MBIA Corp. (collectively, the “Senior Lenders”), and with MBIA Inc., pursuant to which the Senior Lenders have provided $325 million of senior financing and MBIA Inc. has provided $38 million of subordinated financing to MZ Funding LLC (“MZ Funding”), a newly formed wholly-owned subsidiary of the Company, which in turn lent the proceeds of such financing to MBIA Corp. MBIA Corp. issued financial guarantee insurance policies insuring MZ Funding’s obligations under the Facility. Refer to “Note 10: Debt” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information on the Facility.

Risk Management

Our largest risk is the credit exposure in our insured portfolio. The Company’s credit risk management and remediation functions are managed through committees and units that oversee risks in ongoing portfolio surveillance and remediation. The Company’s Insured Portfolio Management Division (“IPM”) monitors and remediates domestic and international public finance and structured risks. National and MBIA Corp. each has its own risk and investment committees that review their respective portfolio and investment-related decisions.

The Company’s Risk Oversight Committee (the “Risk Oversight Committee”) reviews material transactions and provides firm-wide review of policies and decisions related to credit, market, operational, legal, financial and business risks. The Company and its subsidiaries’ respective Loss Reserve Committees review loss reserving activity.

The Company’s Board of Directors and related Committees, including Audit, and Finance and Risk, oversee risks faced by the Company and its subsidiaries. The Board regularly evaluates and discusses emerging risks and risks associated with strategic initiatives. On an annual basis, the Board also evaluates and approves the Company’s risk tolerance policy. The purpose of the risk tolerance policy is to define the types and amounts of risks the Company is prepared to accept. The assessment includes risks associated with credit, capital adequacy, market, liquidity, legal, operations and technology. This policy provides the basis upon which risk criteria and procedures are developed and seeks to have these applied consistently across the Company.

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

Item 1. Business (continued)

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

The Company has a designated Model Governance Team. Given the significance of models in the Company’s surveillance and remediation activities, financial reporting and corporate treasury operations, the Company established a Model Governance Policy to enhance the consistency, reliability, maintenance and transparency of its models so that model risk can be mitigated on an enterprise-wide basis. The Model Governance Team is responsible for the Model Governance Policy as well as other Model Governance related initiatives.

Insurance Surveillance and Remediation

We surveil and remediate our insured portfolios on an ongoing basis. Although our monitoring and remediation activities vary somewhat by sector and bond type, in all cases we focus on assessing event risk and potential losses under stress.

•

U.S. Public Finance: For U.S. public finance, our ongoing credit surveillance focuses on economic and political trends, issuer or project debt and financial management, construction and start up risk, adequacy of historical and anticipated cash flows under stress, satisfactory legal structure and bond security provisions, viable tax and economic bases, including consideration of tax limitations and unemployment trends, adequacy of stressed loss coverage and project feasibility, including satisfactory reports from consulting engineers, traffic advisors and others, if applicable. Depending on the credit, specialized cash flow analyses may be conducted to understand loss sensitivity. In addition, specialized credit analysts consider the potential event risk of natural disasters or headline events on both single obligors/credits and across a sector, as well as regulatory issues. U.S. public finance credits/exposures are monitored by reviewing trustee, issuer and project financial and operating reports as well as reports provided by technical advisors and counsel. Projects may be periodically visited by MBIA personnel.

•

International Public Finance: International public finance credits are monitored and remediated in a manner relatively consistent with U.S. public finance transactions. In addition, credit analysts consider country risk, including economic and political factors, the type and quality of local regulatory oversight, the strength of the legal framework in each country and the stability of the local institutional framework. Analysts also monitor local accounting and legal requirements, local financial market developments, the impact of exchange rates and local demand dynamics. Furthermore, exposures are reviewed periodically; the frequency and scope of review is often increased when an exposure is downgraded. MBIA personnel may periodically visit projects or issuers to meet with management.

•

Global Structured Finance Transactions: For global structured finance credits, we focus on the historical and projected cash flows generated by the assets, the credit and operational strength of the originator, servicer, manager and/or operator of the assets, and the transaction’s structure (including the degree of protection from bankruptcy of the originator or servicer). We may use both probability modeling and cash flow sensitivity analysis (both at the transaction and asset specific levels) to test asset performance assumptions and performance covenants, triggers and remedies. In addition, IPM may use various quantitative tools and qualitative analyses to test for credit quality, correlation, liquidity and capital sensitivity within the insured portfolio.

A key to our ongoing monitoring is early detection of deterioration in either obligor credit quality or macroeconomic or market factors that could adversely impact an insured credit. If deterioration is detected, analysts generally evaluate possible remedial actions and, in the event of significant stress, we may develop and implement a remediation strategy. The nature of any remedial action is based on the type of insured issue and the nature and scope of the event giving rise to the remediation. In most cases, as part of any such remedial activity, we work with the issuer, trustee, legal counsel, financial advisors, servicer, other creditors, underwriters and/or other related parties to reduce chances of default and the potential severity of loss if a default should occur.

Item 1. Business (continued)

We use an internal credit rating system to rank credits, with frequency of review based on risk type, internal rating, performance and credit quality. Credits with performance issues are designated as “Caution List-Low,” “Caution List-Medium” or “Caution List-High” based on the nature and extent of our concerns, but these categories do not require establishment of any case basis reserves. In the event we determine that a claim for payment is expected with respect to an insured issue using probability-weighted cash flows, we place the issue on the “Classified List” and establish a case basis loss reserve for that insured issue. See “Losses and Reserves” below for information on our loss reserving process.

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

Market Risk Assessment

We measure and assess market risk on a consolidated basis as well as at the holding company and subsidiaries on a stand-alone basis. Key market risks are changes in interest rates, credit spreads and foreign exchange rates. We use various models and methodologies to test exposure under market stress scenarios, including parallel and non-parallel shifts in the yield curve, changes in credit spreads, and changes in foreign exchange rates. We also analyze stressed liquidity scenarios and stressed counterparty exposures. The analyses are used in testing investment portfolio guidelines. The Risk Oversight Committee and the Finance and Risk Committee of the Company’s Board of Directors receive periodic reports on market risk.

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

Losses and Reserves

Loss and loss adjustment expense (“LAE”) reserves are established by Loss Reserve Committees in each of our operating insurance companies and are reviewed by our executive Loss Reserve Committee, which consists of members of senior management. The Company’s loss and LAE reserves as of December 31, 2018 represent case basis reserves and estimates for LAE to be incurred. Case basis reserves represent the Company’s estimate of expected losses to be paid under its insurance contracts, net of potential recoveries and discounted using a current risk-free interest rate, for contracts where the estimated loss amount exceeds the unearned premium revenue on the related insurance contract. The Company estimates expected losses net of potential recoveries using the present value of probability-weighted estimated loss payments and recoveries, discounted at a rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract as required by accounting principles for financial guarantee contracts. We record case basis loss reserves on insured obligations which have defaulted or are expected to default during the remaining life of the obligation.

Item 1. Business (continued)

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

National declared and paid a dividend of $108 million to its ultimate parent, MBIA Inc., during the fourth quarter of 2018.

Due to its significant earned surplus deficit, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009 and is not expected to have any statutory capacity to pay any dividends for the foreseeable future. In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excessive contingency reserves as of September 30, 2011, December 31, 2011 and March 31, 2012, MBIA Corp. agreed that it would not pay any dividends without receiving prior approval from the NYSDFS. The foregoing dividend limitations are determined in accordance with statutory accounting principles (“U.S. STAT”).

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

National is in compliance with the relevant aggregate and single risk limits. During 2018 and 2017, MBIA Insurance Corporation reported single risk limit overages to the NYSDFS due to changes in its statutory capital. MBIA Insurance Corporation is in compliance with its aggregate risk limits as of December 31, 2018.

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

Item 1. Business (continued)

Insight Investment manages the proprietary investment portfolios of the Company and its subsidiaries in accordance with the guidelines adopted for each such portfolio. The agreements with Insight Investment provide generally that Insight Investment will have the exclusive right to manage the fixed-income investment portfolios of the Company and its subsidiaries until December 31, 2019 and guarantee certain minimum revenues thereunder. The agreements are subject to early termination under certain conditions including if certain performance objectives are not met. Subsequent to December 31, 2018, the Company reached an agreement in principle to extend the contract with Insight Investment, with modifications, beyond its current term.

To continue to optimize capital resources and provide for claims-paying capabilities, the investment objectives and policies of our operations are tailored to reflect their various strategies and operating conditions. The investment objectives of National set preservation of capital as the primary objective, subject to an appropriate degree of liquidity, and optimization of after-tax income and total return as secondary objectives. The investment objectives of MBIA Corp. are primarily to maintain adequate liquidity to meet claims-paying and other corporate needs and secondarily to maximize after-tax income within defined investment risk limits. The investment objectives of the corporate segment are to provide sufficient liquidity to meet maturing liabilities and, in the case of the investment agreement business collateral posting obligations, while maximizing the total long-term return.

RATING AGENCIES

In the fourth quarter of 2017, both S&P and Kroll Bond Rating Agency (“Kroll”) withdrew their financial strength ratings on MBIA Inc. and its subsidiaries, National and MBIA Corp, as contracted, following notice from the Company terminating the agreements by which both rating agencies agreed to provide financial strength ratings. Prior to withdrawal of their respective ratings Kroll downgraded the rating of National from AA+ to AA with a negative outlook and S&P affirmed the National A with a stable outlook. Also in the fourth quarter of 2017, MBIA Inc., on behalf of its subsidiaries, National and MBIA Corp, provided similar notice to Moody’s Investors Services (“Moody’s”) terminating the agreement by which Moody’s agreed to provide financial strength ratings to MBIA Inc., National, MBIA Corp. and MBIA Mexico. In January of 2018, Moody’s downgraded the rating of National from A3 with a negative outlook to Baa2 with a stable outlook. Similarly, Moody’s downgraded the rating of MBIA Inc. from Ba1 with a negative outlook to Ba3 with a stable outlook. The rating of MBIA Corp. was affirmed at Caa1 with a developing outlook. The rating of MBIA Mexico was affirmed at Caa1/B3.mx with a developing outlook. Moody’s, at its discretion and in the absence of a contract with the Company, continues to maintain ratings on MBIA Inc. and its subsidiaries.

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

EMPLOYEES

As of December 31, 2018, the Company had 96 employees. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Item 1. Business (continued)

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their present ages and positions with the Company as of February 28, 2019 are set forth below:

Name	Age	Position and Term of Office
William C. Fallon	59	Chief Executive Officer and Director (executive officer since July 2005)
Anthony McKiernan	49	Executive Vice President and Chief Financial Officer (executive officer since August 2011)
Jonathan C. Harris	47	General Counsel and Secretary (executive officer since September 2017)
Daniel M. Avitabile	45	Assistant Vice President, and President and Chief Risk Officer of MBIA Corp. (executive officer since September 2017)
Adam T. Bergonzi	55	Assistant Vice President and Chief Risk Officer of National (executive officer since September 2017)
Christopher H. Young	46	Assistant Vice President, and Chief Financial Officer of National (executive officer since September 2017)
Joseph R. Schachinger	50	Controller (executive officer since May 2017)

William C. Fallon was elected as a Director of the Company in May 2017, and appointed as Chief Executive Officer in September 15, 2017. Prior to being named Chief Executive Officer and Director, Mr. Fallon served as President, Chief Operating Officer, and Vice President of the Company and head of the Global Structured Finance Division. Mr. Fallon also serves as President and Chief Executive Officer of National. From July of 2005 to March 1, 2007, Mr. Fallon was Vice President of the Company and head of Corporate and Strategic Planning. Prior to joining the Company in 2005, Mr. Fallon was a partner at McKinsey & Company and co-leader of that firm’s Corporate Finance and Strategy Practice.

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

Item 1. Business (continued)

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

Item 1A. Risk Factors (continued)

Insured Portfolio Loss Related Risk Factors

Some of the state, local and territorial governments and finance authorities and other providers of public services, located in the U.S. or abroad, that issued public finance obligations we insured are experiencing fiscal stress that could result in increased credit losses or impairments on those obligations.

Although the financial condition of many state, local and territorial governments and finance authorities that issued the obligations we insured has improved since the financial crisis, some issuers continue to report fiscal stress that has resulted in a significant increase in taxes and/or a reduction in spending or other measures in efforts to satisfy their financial obligations. In particular, certain jurisdictions have significantly underfunded pension liabilities which are placing additional stress on their finances and are particularly challenging to restructure either through negotiation or under Chapter 9 of the United States Bankruptcy Code. If the issuers of the obligations in our public finance portfolio are unable to raise taxes, or increase other revenues, cut spending, reduce liabilities, and/or receive state or federal assistance, we may experience losses or impairments on those obligations, which could materially and adversely affect our business, financial condition and results of operations. The financial stress experienced by certain municipal issuers could result in the filing of Chapter 9 proceedings in states where municipal issuers are permitted to seek bankruptcy protection. In these proceedings, which remain rare, the resolution of bondholder claims (and by extension, those of bond insurers) may be subject to legal challenge by other creditors.

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

In 2017, the Oversight Board certified and filed in the District Court of Puerto Rico bankruptcy like petitions under Title III of PROMESA for the Commonwealth of Puerto Rico as well as certain of its instrumentalities, specifically, Puerto Rico Sales Tax Financing Corporation (“COFINA”), Puerto Rico Electric Power Authority (“PREPA”) and Puerto Rico Highway and Transportation Authority (“PRHTA”). On February 4, 2019, the District Court entered an order approving the confirmation of the Plan of Adjustment for COFINA, including the settlement agreement between the Commonwealth and COFINA. The effective date of the Plan was February 12, 2019. While National has entered into a voluntary mediation process with the Oversight Board and Puerto Rico in connection with the GO Bonds and certain other insured Puerto Rico credits, there can be no assurance that National will be able to avoid a non-voluntary outcome in the Title III proceedings which could result in unanticipated losses to National which could be material.

On February 15, 2019, the United States Court of Appeals for the First Circuit issued its decision on the appeal by Aurelius Investments LLC and other appellants seeking to dismiss the Title III proceedings as unconstitutional. In its decision, the First Circuit agreed with appellants that the process PROMESA provides for the appointment of Board member is unconstitutional under the U.S. Constitution’s Appointments Clause. Notwithstanding that holding, the First Circuit affirmed Judge Swain’s denial of appellants’ motions to dismiss the Title III petitions, concluding that the Board’s constitutional infirmity did not alter or impair the validity of the Board’s past acts, and stayed its mandate for 90 days to allow the President and the Senate to validate the currently defective appointments or reconstitute the Board in accordance with the Appointments Clause. During the 90-day stay, the Board continues to operate as it does currently.

Item 1A. Risk Factors (continued)

Puerto Rico continues in its efforts to rebuild its infrastructure and to otherwise recover from the impact of Hurricane Maria in 2017, aided in part by Federal Emergency Management Agency and other federal agencies. The extent and duration of such aid is inherently uncertain. In 2018, as part of the Title III proceedings under PROMESA, the Commonwealth of Puerto Rico submitted several draft fiscal plans to the Oversight Board, each of which purported to reflect the government’s expected economic outlook for Puerto Rico over a five year period after taking into account, among other factors: (i) the negative impact of Hurricane Maria, (ii) mitigating impact of disaster relief assistance, (iii) changes to revenue and expense measures, and (iv) the impact of structural reforms. On October 23, 2018, the Oversight Board voted to certify the most recent Commonwealth fiscal plan, which reflects a $17.0 billion surplus over a six-year period assuming some levels of debt service. This fiscal plan remains subject to further adjustment, however, and in any event, will ultimately be subjected to a confirmation hearing at which the Court will be asked to approve a Plan of Adjustment addressing distributions for each insured credit. The current plan, or any revisions thereto, can provide no assurance that National will fully recover past amounts paid or future amounts that may be covered under our insurance policies. In addition, the necessary and greater involvement of the federal government, through its actions to deliver disaster relief and other support services, in addition to the evolving role of the Oversight Board and the role of Puerto Rico in its own recovery, heightens political risk in connection with the restructuring of legacy debt. This risk could lead the Oversight Board, the Commonwealth of Puerto Rico or the federal government to seek to extract greater concessions from creditors based on the uncertainty of Puerto Rico’s long-term recovery prospects. In this event, losses at National on select Puerto Rico exposures could increase materially.

As of December 31, 2018, National had $3.3 billion of gross insured par outstanding ($3.8 billion of gross insured par outstanding when including accreted interest on insured capital appreciation bonds) related to Puerto Rico. Puerto Rico may be unable or unwilling to pay their obligations as and when due, in which case National would be required to pay claims of unpaid principal and interest when due under its insurance policies, which could be material. Prior to Puerto Rico filing their Title III bankruptcy proceedings, National paid claims on defaulted Puerto Rico debt in the amount of $197 million. Since that time, Puerto Rico defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $494 million through 2018. On January 1, 2019, Puerto Rico also defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $65 million. Inclusive of the January 1, 2019 claims, National has paid total gross claims in the aggregate of $756 million related to Puerto Rico. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to do so or in the amounts reflected in its financial statements. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National would experience losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part II, Item 7 of this Form 10-K for additional information on our Puerto Rico exposures.

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

As a financial guarantee company, our insured exposures and our results of operations can be materially affected by general political and economic conditions, both in the U.S. and around the world. General global unrest, including without limitation the potential exit of the United Kingdom from the European Union, as well as fraud, terrorism, catastrophic events, natural disasters, pandemics or similar events could disrupt the economy in the U.S. and other countries where we have insured exposure or operate our businesses. In certain jurisdictions outside the U.S. we face higher risks of governmental intervention through nationalization or expropriation of assets, changes in regulation, an inability to enforce our rights in court or otherwise and corruption, which may cause us to incur losses on the exposures we insure or reputational harm.

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

Financial modeling involves uncertainty over ultimate outcomes, which makes it difficult to estimate liquidity, potential claims payments, loss reserves and fair values.

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

Legal, Regulatory and Other Risk Factors

Regulatory change could adversely affect our businesses, and regulations limit investors’ ability to affect a takeover or business combination that shareholders might consider in their best interests.

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

Item 1A. Risk Factors (continued)

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

Under the NYIL, the Superintendent of Financial Services (the “Superintendent”) may apply for an order directing the rehabilitation or liquidation of a domestic insurance company under certain circumstances, including upon the insolvency of the company, if the company has willfully violated its charter or the NYIL, or if the company is found, after examination, to be in such condition that further transaction of business would be hazardous to its policyholders, creditors or the public. The Superintendent may also suspend an insurer’s license, restrict its license authority, or limit the amount of premiums written in New York if, after a hearing, the Superintendent determines that the insurer’s surplus to policyholders is not adequate in relation to its outstanding liabilities or financial needs. If the Superintendent were to take any such action, it could result in the reduction or elimination of the payment of dividends to MBIA Inc.

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

We depend heavily on our information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses. These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control. Further, we face the risk of operational and technology failures by others, including various financial intermediaries, vendors and parties to which we outsource the provision of services or business operations. If this risk is realized, we may experience operational difficulties, increased costs and other adverse effects on our business.

Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data.

Interruption in information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business, harm our reputation, subject us to regulatory sanctions and other claims, lead to a loss of revenues and/or otherwise adversely affect our business.

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

The Company’s success substantially depends upon its ability to attract and retain qualified employees and upon the ability of its senior management and other key employees to implement its business strategy. The Company believes there are only a limited number of available qualified executives in the business lines in which the Company operates. The Company relies substantially upon the services of William C. Fallon, Chief Executive Officer, and other senior executives. There is no assurance that the Company will be able to retain the services of key executives. While the Company has a succession plan for key executives and does not expect the departure of any key executives to have a material adverse effect on its operations, there can be no assurance that the loss of the services of any of these individuals or other key members of the Company’s management team would not adversely affect the implementation of its business strategy.

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

MBIA Inc. carries a net deferred tax asset whose value is calculated by application of the federal corporate taxation rates in effect at the time of determination. Changes in applicable U.S. tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our net deferred tax asset. As a result of the Company having established a full valuation allowance against its net deferred tax asset in 2017, any adjustment to the Company’s net deferred tax asset, will likely result in a corresponding change to the Company’s valuation allowance, resulting in no impact to the Company’s balance sheet or income statement.

Item 1A. Risk Factors (continued)

Ineffective internal controls, including internal control over financial reporting, could materially and adversely affect our business, financial condition, results of operations and reputation.

We cannot be certain that we will not identify control deficiencies or material weaknesses in the future. If we fail to remediate a material weakness or fail to otherwise maintain effective internal control over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to remediate a material weakness or otherwise failing to maintain effective internal control over financial reporting may materially and adversely affect our business, financial condition, results of operations and reputation, and could impair our ability to timely file our periodic reports with the SEC, subject us to litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

As of and for the year ended December 31, 2018, we have identified a material weakness in the process used to estimate our loss reserves and recoveries related to residential mortgage-backed securities (“RMBS”) insured by MBIA Insurance Corporation. Remediation of this material weakness is still in process, and although the Company plans to complete this remediation process as quickly as possible, it cannot at this time estimate when the remediation will be completed. This control deficiency did not result in a material misstatement of our consolidated financial statements in this or any prior filed Annual Report on Form 10-K or quarterly report on Form 10-Q, and the Company’s independent auditor has issued an unqualified opinion on the financial statements included in this Form 10-K. See Part II, Item 9A, Controls and Procedures in this Annual Report on Form 10-K for a discussion of the material weakness.

Any failure or delay in the remediation of the material weakness could result in material misstatements of accounts or disclosures related to our loss and loss adjustment expense reserves, insurance loss recoverable, losses and loss adjustment expenses and related financial disclosures in future periods that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected, and there can be no assurance that we will be successful in avoiding such failure or delay.

Capital, Liquidity and Market Related Risk Factors

We are a holding company and rely to a significant degree on cash flow from our principal operating subsidiary. A disruption in these cash flows or an inability to access third-party capital could materially and adversely affect our business, operating results and financial condition and ultimately adversely affect liquidity.

As a holding company, MBIA Inc. is largely dependent on dividends and payments under our tax sharing agreement from one or more of its operating subsidiaries to pay principal and interest on our indebtedness and operating expenses, among other items. We expect that for the foreseeable future National will be the primary source of dividends and tax sharing agreement payments. National is subject to various statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that it may pay. See “New York State Dividend Limitations” in Part 1, Item 1 and “Note 14: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K for a further discussion of dividends.

We may also from time to time seek to raise capital from external sources. The Company’s access to external sources of financing, as well as the cost of such financing would be influenced by various factors, which could include (i) the long-term debt ratings of the Company, (ii) expected dividends from our subsidiaries, (iii) the financial condition and business prospects of our insurance companies and (iv) the perceptions of the financial strength of MBIA Inc. and our insurance companies. There can be no assurance that an inability to obtain adequate capital on favorable terms, or at all, would not adversely affect our business, operating results and financial condition.

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

Item 1A. Risk Factors (continued)

MBIA Inc. has substantial indebtedness, and may incur additional indebtedness, which could adversely affect our financial condition, and/or our ability to obtain financing in the future, react to changes in our business and/or satisfy our obligations.

As of December 31, 2018, MBIA Inc. had $722 million of medium-term note liabilities, $577 million of Senior Notes liabilities and $311 million of investment agreement liabilities. Our substantial indebtedness and other liabilities could have material consequences because:

•	we may be unable to obtain additional financing, should such a need arise, which may limit our ability to satisfy obligations with respect to our debt;

•	a large portion of MBIA Inc.’s financial resources must be dedicated to the payment of principal and interest on our debt, thereby reducing the funds available to use for other purposes;

•	it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such debt;

•	we may be more vulnerable to general adverse economic and industry conditions;

•	our ability to refinance debt may be limited or the associated costs may increase;

•	our flexibility to adjust to changing market conditions could be limited, and

•

we are exposed to the risk of fluctuations in interest rates and foreign currency exchange rates because a portion of our liabilities are at variable rates of interest or denominated in foreign currencies.

Adverse developments in the credit markets may materially and adversely affect MBIA Inc.’s ability to post collateral and meet other liquidity needs.

Currently, a significant portion of the cash and securities of MBIA Inc. are pledged against investment agreement liabilities, intercompany financing arrangements and derivatives, which limit its ability to raise liquidity through asset sales. If the market value or rating eligibility of the assets which are pledged against MBIA Inc.’s obligations were to decline, we would be required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. In such an event, we may sell assets, potentially with substantial losses, finance unencumbered assets through intercompany facilities, or use free cash or other assets, although there can be no assurance that these strategies will be available or adequate to meet liquidity requirements.

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

Further, a number of our interest rate swap contracts and financial investments are indexed to LIBOR, and the assets or liabilities related to the insured credit transactions may be indexed to LIBOR, as the applicable reference rate. In July 2017, The U.K. Financial Conduct Authority announced that after 2021, it will no longer persuade or require banks to submit rates for LIBOR. This announcement, among other developments, has resulted in uncertainty about the future of LIBOR, and the potential or actual discontinuance of LIBOR as a benchmark rate may adversely affect the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to LIBOR. Furthermore, there can be no assurance that we and other market participants will be adequately prepared for an actual discontinuation of LIBOR which could have an unpredictable impact on contractual mechanics that could also produce an adverse economic impact.

Item 1A. Risk Factors (continued)

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

MBIA Insurance Corporation is particularly sensitive to the risk that it will not have sufficient capital or liquid resources to meet contractual payment obligations when due or to make settlement payments in order to terminate insured exposures to avoid losses. While management’s expected liquidity and capital forecasts for MBIA Insurance Corporation reflect adequate resources to pay expected claims, there are risks to the capital and liquidity forecasts as MBIA Insurance Corporation’s remaining insured exposures and its expected salvage recoveries are potentially volatile. Such volatility exists in the amount of excess spread and put-back recoverable that MBIA Insurance Corporation may collect, its ability to recover the approximately $919 million in aggregate claims it paid in respect of the insured notes issued by Zohar CDO 2003-1, Limited and Zohar II 2005-1 CDO (collectively, the “Zohar Claims Payments”), and the exposure in its remaining insured portfolio, which could deteriorate and result in significant additional loss reserves and claim payments, including claims on insured exposures that in some cases may require large bullet payments.

MBIA Insurance Corporation has also entered into a financing facility, which is described in more detail under the “Liquidity—MBIA Corp. Liquidity” section in Part II, Item 7 of this Form 10-K (the “Facility”), with affiliates of certain holders of its 14% Fixed-to-Floating Rate Surplus Notes (collectively, the “Senior Lenders”), and with the Company, pursuant to which the Senior Lenders have provided $325 million of senior financing and the Company has provided $38 million of subordinated financing.

MBIA Insurance Corporation believes that the primary source of funds for the repayment of its obligations under the Facility and for reimbursement for the Zohar Claims Payments will come from the liquidation or refinancing of the loans made to, and equity interests in, companies purportedly controlled by the sponsor and former collateral manager of the Zohar CDOs referenced above (collectively, the “Zohar Collateral”).

While MBIA Insurance Corporation believes there will be sufficient recoveries on the Zohar Collateral to both repay amounts due under the Facility and to substantially reimburse it for the Zohar Claims Payments, there is significant uncertainty with respect to the realizable value of the Zohar Collateral. If the amount of recoveries on the Zohar Collateral is not sufficient to repay amounts due under the Facility on or before its maturity date and to reimburse MBIA Insurance Corporation for a substantial portion of the Zohar Claims Payments, MBIA Insurance Corporation would likely incur substantial additional losses, which could materially impair its statutory capital and liquidity.

Item 1A. Risk Factors (continued)

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

MBIA Corp. insures certain structured finance transactions that remain volatile and could result in additional losses, which could be substantial. MBIA Corp. has also recorded significant loss reserves on its RMBS, CMBS and CDO exposures, and there can be no assurance that these reserves will be sufficient, in particular if the economy deteriorates. These transactions are also subject to servicer risks, which relates to problems with the transaction’s servicer that could adversely affect performance of the underlying assets. Furthermore, MBIA Corp. has recorded substantial expected recoveries on certain RMBS, and the timing and amount of those recoveries are subject to risk. Any delay or failure in collecting expected recoveries may materially and adversely affect MBIA Corp.’s financial condition and results of operations. As of December 31, 2018, it recorded expected receipts of $150 million on a pre-VIE elimination basis (on a present value basis) from excess spread (the difference between interest inflows on assets and interest outflows on liabilities) in our RMBS transactions, in reimbursement of our past and future expected claims. Of this amount, $148 million is included in “Insurance loss recoverable” and $2 million is included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. The amount of excess spread depends on future interest rates and borrower refinancing and defaults. There can be no assurance that this recovery will be received in its entirety or in the expected timeframe. In addition, the Company has recorded a recovery on a transaction containing ineligible loans securitized by Credit Suisse. The Company is pursuing recovery of its losses on this transaction in a litigation in which its assessment of the ineligibility of individual mortgage loans has been challenged by Credit Suisse, and there is no assurance that the Company’s determinations will prevail, or that the Company will be successful in collecting its estimated recoveries in the anticipated timeframe. The litigation may take several years to resolve, during which time we will continue to be required to pay losses on the subject transaction, which may exceed the reserves established for the transaction.

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

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MBI.” As of February 21, 2019, there were 307 shareholders of record of the Company’s common stock. The Company did not pay cash dividends on its common stock during 2018 or 2017. For information on the ability for certain subsidiaries of the Company to transfer funds to the Company in the form of cash dividends or otherwise, refer to “Item 1. Business—Insurance Regulation” in this annual report.

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

On November 3, 2017, the Company’s Board of Directors authorized the repurchase by the Company or National of up to $250 million of its outstanding shares under a new share repurchase authorization. During 2018, 5.8 million shares were repurchased at a cost of approximately $48 million and an average price of $8.21 under the November 3, 2017 repurchase program.

The table below presents repurchases made by the Company or National in each month during the fourth quarter of 2018. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III for a further discussion of securities authorized for issuance under long-term incentive plans.

Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions)
October	117	9.91	—	$236
November	168,340	9.01	168,215	234
December	3,712,775	8.69	3,712,641	202

(1)—Includes 117 shares in October, 125 shares in November and 134 shares in December purchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.

As of December 31, 2018, 283,625,689 shares of Common Stock of the Company, par value $1 per share, were issued and 89,821,713 shares were outstanding.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

Stock Performance Graph The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Index (“S&P 500 Index”) and the S&P 500 Financials Sector Index (“S&P Financials Index”) for the last five fiscal years. The graph assumes a $100 investment at the closing price on December 31, 2013 and reinvestment of dividends in the security/index on the respective dividend payment dates without commissions. This graph does not forecast future performance of our common stock.

	2013	2014	2015	2016	2017	2018
MBIA Inc. Common Stock	100.00	79.90	54.27	89.61	61.31	74.71
S&P 500 Index	100.00	113.68	115.24	129.02	157.17	150.27
S&P Financials Index	100.00	115.18	113.38	139.17	169.98	147.82

Source: Bloomberg Finance L.P.

Item 6. Selected Financial Data

In millions except per share amounts	2018	2017	2016	2015	2014
Summary Statement of Operations Data:
Premiums earned	$162	$201	$300	$372	$397
Net investment income	130	154	152	152	179
Net change in fair value of insured derivatives	(25)	(51)	(19)	129	459
Net gains (losses) on financial instruments at fair value and foreign exchange	(17)	(24)	84	63	78
Net investment losses related to other-than-temporary impairments	(5)	(106)	(5)	(13)	(15)
Other net realized gains (losses)	—	31	(282)	17	28
Revenues of consolidated variable interest entities	(111)	185	31	128	101
Total revenues	162	433	294	853	1,270
Losses and loss adjustment	63	683	220	123	133
Operating	71	106	137	140	195
Interest	206	197	197	199	210
Expenses of consolidated variable interest entities	98	85	39	52	47
Total expenses	458	1,094	633	564	629
Income (loss) before income taxes	(296)	(661)	(339)	289	641
Net income (loss)	(296)	(1,605)	(338)	180	569
Net income (loss) per common share:
Basic	$(3.33)	$(13.50)	$(2.54)	$1.06	$2.94
Diluted	$(3.33)	$(13.50)	$(2.54)	$1.06	$2.76
Summary Balance Sheet Data:
Investments and cash and cash equivalents	4,294	4,777	5,796	6,814	7,559
Total assets of consolidated variable interest entities	1,726	3,215	2,672	5,378	5,041
Total assets	8,076	9,095	11,137	14,836	16,263
Unearned premium revenue	587	752	958	1,591	1,986
Loss and loss adjustment expense reserves	934	979	541	516	506
Long-term debt	2,249	2,121	1,986	1,889	1,789
Medium-term notes	722	765	895	1,016	1,201
Investment agreements	311	337	399	462	547
Derivative liabilities	199	262	299	314	437
Total liabilities of consolidated variable interest entities	1,744	2,289	2,241	5,096	4,804
Total equity	1,132	1,425	3,239	3,741	3,950
Book value per share	$12.46	$15.44	$23.87	$24.61	$20.47
Insurance Statistical Data:
Debt service outstanding	$128,069	$154,945	$235,899	$326,612	$437,778
Gross par amount outstanding	69,761	87,031	141,225	202,661	277,481

Item 6. Selected Financial Data (continued)

Quarterly Financial Information (unaudited):

	2018
In millions except per share amounts	First	Second	Third	Fourth	Full Year(1)
Premiums earned	$40	$36	$62	$24	$162
Net investment income	31	34	31	34	130
Net change in fair value of insured derivatives	(5)	(7)	(1)	(12)	(25)
Net gains (losses) on financial instruments at fair value and foreign exchange	(9)	22	5	(35)	(17)
Net investment losses related to other-than-temporary impairments	(1)	(1)	(1)	(2)	(5)
Other net realized gains (losses)	(1)	—	1	—	—
Revenues of consolidated variable interest entities	12	(72)	(12)	(39)	(111)
Total revenues	73	12	105	(28)	162
Losses and loss adjustment	72	59	46	(114)	63
Operating	20	19	18	14	71
Interest	51	52	52	51	206
Expenses of consolidated variable interest entities	22	24	25	27	98
Total expenses	169	158	150	(19)	458
Income (loss) before income taxes	(96)	(146)	(45)	(9)	(296)
Net income (loss)	(98)	(146)	(45)	(7)	(296)
Net income (loss) per common share:
Basic	$(1.12)	$(1.64)	$(0.50)	$(0.08)	$(3.33)
Diluted	$(1.12)	$(1.64)	$(0.50)	$(0.08)	$(3.33)

(1)—May not cross-foot due to rounding.

	2017
In millions except per share amounts	First	Second	Third	Fourth	Full Year(1)
Premiums earned	$49	$44	$53	$55	$201
Net investment income	52	37	33	32	154
Net change in fair value of insured derivatives	(53)	3	(1)	—	(51)
Net gains (losses) on financial instruments at fair value and foreign exchange	17	(61)	(11)	31	(24)
Net investment losses related to other-than-temporary impairments	(2)	(11)	(71)	(22)	(106)
Other net realized gains (losses)	3	34	(1)	(5)	31
Revenues of consolidated variable interest entities	1	20	29	135	185
Total revenues	77	72	33	251	433
Losses and loss adjustment	94	170	205	214	683
Operating	29	32	21	24	106
Interest	48	50	50	49	197
Expenses of consolidated variable interest entities	19	22	22	22	85
Total expenses	197	282	306	309	1,094
Income (loss) before income taxes	(120)	(210)	(273)	(58)	(661)
Net income (loss)	(72)	(1,229)	(267)	(37)	(1,605)
Net income (loss) per common share:
Basic	$(0.55)	$(9.78)	$(2.17)	$(0.39)	$(13.50)
Diluted	$(0.55)	$(9.78)	$(2.17)	$(0.39)	$(13.50)

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

INTRODUCTION

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA”, the “Company”, “we”, “us”, or “our”) operates within the financial guarantee insurance industry. MBIA manages its business within three operating segments: 1) United States (“U.S.”) public finance insurance; 2) corporate; and 3) international and structured finance insurance. Our U.S. public finance insurance portfolio is managed through National Public Finance Guarantee Corporation (“National”), our corporate segment is managed through MBIA Inc. and several of its subsidiaries, including our service company, MBIA Services Corporation (“MBIA Services”) and our international and structured finance insurance business is primarily managed through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). Effective on January 10, 2017, MBIA Corp.’s wholly-owned subsidiary, MBIA UK (Holdings) Limited (“MBIA UK Holdings”), sold its operating subsidiary, MBIA UK Insurance Limited (“MBIA UK”), to Assured Guaranty Corp. (“Assured”), a subsidiary of Assured Guaranty Ltd. References to MBIA Inc. generally refer to activities within our corporate segment and, unless otherwise indicated or the context otherwise requires, references to “MBIA Corp.” are (i) for any references relating to the period ended January 10, 2017, to MBIA Insurance Corporation, together with its subsidiaries, MBIA UK, and MBIA Mexico S.A. de C.V (“MBIA Mexico”) and (ii) for any references relating to the period after January 10, 2017, to MBIA Insurance Corporation together with MBIA Mexico.

National’s primary objective is to maximize the economics of our existing insured portfolio through effective surveillance and remediation activity and by managing its investment portfolio. Our corporate segment consists of general corporate activities, including providing support services to MBIA’s operating subsidiaries and asset and capital management. MBIA Corp.’s primary objectives are to satisfy all claims by its policyholders and to maximize future recoveries, if any, for its senior lending and surplus note holders, and then its preferred stock holders. MBIA Corp. is executing this strategy by, among other things, pursuing various actions focused on maximizing the collection of recoveries and reducing and mitigating potential losses on its insurance exposures. We do not expect National or MBIA Corp. to write new business.

EXECUTIVE OVERVIEW

2018 Events

The following is a summary of notable 2018 events:

•

On January 1, 2018 and July 1, 2018, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”), defaulted on scheduled debt service for National insured bonds. National paid gross claims in the aggregate of $276 million during 2018. On January 1, 2019, Puerto Rico also defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $65 million. As of December 31, 2018, National had $3.3 billion of gross insured par outstanding ($3.8 billion of gross insured par outstanding when including accreted interest on insured capital appreciation bonds (“CABs”)) related to Puerto Rico. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

•

In April and June of 2018, the holder of certain MBIA Inc. warrants exercised its right to purchase, in total, 11.85 million shares of MBIA Inc. common stock at an exercise price of $9.59 per share. As a result, the Company issued a total of 1.3 million shares of MBIA Inc. common stock to the holder in accordance with the cashless settlement provision of the warrants. As of December 31, 2018, there were no warrants outstanding.

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

	Years Ended December 31,
In millions except for per share amounts	2018	2017	2016
Net income (loss)	$(296)	$(1,605)	$(338)
Net income (loss) per diluted share	(3.33)	(13.50)	(2.54)
Adjusted net income (loss)(1)	(38)	(410)	30
Adjusted net income (loss) per diluted share(1)	(0.42)	(3.45)	0.23
Cost of shares repurchased	48	325	105

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

	As of December 31,
In millions except per share amounts	2018	2017
Shareholders’ equity of MBIA Inc.	$1,119	$1,413
Book value per share	12.46	15.44
Adjusted book value per share(1)	27.38	28.77

(1)—Adjusted book value per share is a non-GAAP measure. Refer to the following “Results of Operations” section for a discussion of adjusted book value and a reconciliation of GAAP book value per share to adjusted book value per share.

Economic and Financial Market Trends

The U.S. economy continued to improve during the fourth quarter of 2018. The labor market remained strong and economic activity continued to increase steadily. In addition, U.S. home prices across the country have continued their upward trend, however, the rate of home price increases has slowed recently. Household spending has continued to increase while growth in business fixed investment has moderated from the pace achieved earlier in the year.

The Federal Open Market Committee (“FOMC”) increased its target for the federal funds rate in December of 2018 by 25 basis points citing the economic factors of a strong labor market and solid economic growth along with relatively low inflation. The FOMC stated that it will assess various economic factors including labor market developments, inflation stresses and domestic and international environments relative to its objectives of maximum employment and 2% inflation. At its January 2019 meeting, the FOMC emphasized patience with respect to future adjustments to the federal funds target rate based on global economic and financial developments.

Economic and financial market trends could impact the Company’s financial results. Many states and municipalities have experienced growing tax collections that resulted from increased economic activity and higher assessed property valuations. Economic improvement at the state and local level strengthens the credit quality of the issuers of our insured municipal bonds, improves the performance of our insured U.S. public finance portfolio and could reduce the amount of National’s potential incurred losses. In addition, higher projected interest rates could yield increased returns on our Company’s investment portfolio. Also, a decrease in oil prices could have a positive impact on certain sales taxes to the extent consumer spending increases as a result. However, some states and municipalities may experience a decrease in revenues if their economies are reliant on the oil and gas industries.

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

Instruments that trade infrequently and, therefore, have little or no price transparency are classified within Level 3 of the fair value hierarchy. Also included in Level 3 are financial instruments that have significant unobservable inputs deemed significant to the instrument’s overall fair value. Level 3 assets represented approximately 12% and 30% of total assets measured at fair value on a recurring basis as of December 31, 2018 and 2017, respectively. Level 3 liabilities represented approximately 65% and 41% of total liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, respectively.

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

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
In millions except for per share amounts	2018	2017	2016
Total revenues	$162	$433	$294
Total expenses	458	1,094	633

Income (loss) before income taxes	(296)	(661)	(339)
Provision (benefit) for income taxes	—	944	(1)

Net income (loss)	$(296)	$(1,605)	$(338)

Net income (loss) per common share:
Basic	$(3.33)	$(13.50)	$(2.54)
Diluted	$(3.33)	$(13.50)	$(2.54)
Weighted average number of common shares outstanding:
Basic	89,013,711	118,930,282	133,001,088
Diluted	89,013,711	118,930,282	133,001,088

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

2018 vs. 2017

The decrease in consolidated total revenues was primarily due to (i) decreases in revenues of consolidated variable interest entities “VIEs”) due to the 2018 deconsolidation of two VIEs following the Zohar Bankruptcy Settlement and eight other consolidated VIEs, (ii) lower gains related to changes in the fair values of consolidated VIEs, (iii) an increase in net realized losses from the sales of securities from the ongoing management of our U.S. public finance insurance investment portfolio and (iv) lower net premiums earned due to higher refunding activity in 2017. These unfavorable variances were partially offset by lower net investment losses related to other-than-temporary impairments (“OTTI”).

Consolidated total expenses for the years ended December 31, 2018 and 2017 included $63 million and $683 million, respectively, of net insurance loss and LAE. This decrease in loss and LAE was primarily due to lower losses incurred on certain Puerto Rico credits and insured first and second-lien residential mortgage-backed securities (“RMBS”) in 2018.

The provision (benefit) for income taxes decreased for 2018 compared with 2017 primarily due to the establishment of a full valuation allowance against the Company’s net deferred tax asset in 2017. Refer to the following “Taxes” section and “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for further information about this valuation allowance on our net deferred tax asset.

2017 vs. 2016

The increase in consolidated total revenues was primarily due to an impairment loss related to the sale of MBIA UK recorded in 2016, gains related to changes in the fair values of assets of consolidated VIEs and warrants on MBIA Inc. stock and a realized gain related to the settlement of litigation, partially offset by foreign exchange losses on Euro denominated liabilities due to the weakening of the U.S. dollar, an increase in net investment losses related to OTTI and lower net premiums earned due to higher refunding activity in 2016. The increase in OTTI related to several impaired securities for which a loss was recognized as the difference between a security’s amortized cost and fair value.

Consolidated total expenses for the years ended December 31, 2017 and 2016 included $683 million and $220 million, respectively, of net insurance losses and LAE. This increase was principally due to higher losses incurred on certain Puerto Rico exposures and insured first-lien RMBS in 2017.

The provision (benefit) for income taxes increased for 2017 compared with 2016 primarily due to the establishment of a full valuation allowance against the Company’s net deferred tax asset in 2017. Refer to the following “Taxes” section and “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for further information about this valuation allowance on our net deferred tax asset.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Adjusted net income (loss) and adjusted net income (loss) per diluted common share include the after-tax results of the Company and remove the after-tax results of our international and structured finance insurance segment, comprising the results of MBIA Corp. which given its capital structure and business prospects, we do not expect its financial performance to have a material impact on MBIA Inc., as well as the following:

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

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
In millions, except share and per share amounts	2018		2017		2016
Net income (loss)	$(296)		$(1,605)		$(338)
Less: adjusted net income adjustments:
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(278)		(185)		(475)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments(1)	16		64		12
Foreign exchange gains (losses)(1)	21		(63)		11
Net gains (losses) on sales of investments(1)	(13)		14		60
Net investment losses related to OTTI	(5)		(106)		(5)
Net gains (losses) on extinguishment of debt	3		28		5
Other net realized gains (losses)	(2)		(3)		(5)
Adjusted net income adjustment to the (provision) benefit for income tax(2)	—		(944)		29

Adjusted net income (loss)	$(38)		$(410)		$30

Adjusted net income (loss) per diluted common share	$(0.42)	(3)	$(3.45)	(3)	$0.23	(4)

(1)—Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2)—Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(3)—Adjusted net income (loss) per diluted common share is calculated by taking adjusted net income (loss) divided by GAAP weighted average number of diluted common shares outstanding.

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

Non-GAAP Adjusted Book Value Per Share

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

ABV adjusts the GAAP book value of MBIA Inc. to remove the book value of MBIA Corp. and adjusts for certain items which the Company believes will reverse from GAAP book value through GAAP earnings and comprehensive income, as well as add in the impact of certain items which the Company believes will be realized in GAAP book value in future periods. The Company has limited such adjustments to those items that it deems to be important to fundamental value and performance and for which the likelihood and amount can be reasonably estimated. ABV is defined as total shareholders’ equity of MBIA Inc., as reported under GAAP, adjusted for the following items:

•

Book value of MBIA Corp. – We remove the GAAP book value of MBIA Corp., which given its capital structure and business prospects, we do not expect its financial performance to have a material impact on MBIA Inc. For the periods presented, MBIA Corp.’s GAAP book value is negative resulting in a positive adjustment in the below reconciliation.

•

Net unrealized (gains) losses on available-for-sale (“AFS”) securities – We remove net unrealized gains and losses on AFS securities recorded in accumulated other comprehensive income since they will reverse from GAAP book value when such securities mature. Gains and losses from sales and OTTI of AFS securities are recorded in book value through earnings and reflected in adjusted book value.

•

Net unearned premium revenue in excess of expected losses – Net unearned premium revenue in excess of expected losses consists of the financial guarantee unearned premium revenue of National in excess of expected insurance losses, net of reinsurance and deferred acquisition costs. In accordance with GAAP, a loss reserve on a financial guarantee policy is only recorded when expected losses exceed the amount of unearned premium revenue recorded for that policy. As a result, we only add to GAAP book value the amount of unearned premium revenue in excess of expected losses for each policy so that ABV reflects the full amount of our expected losses. The Company’s net unearned premium revenue will be recognized in GAAP book value in future periods, however, actual amounts could differ from estimated amounts used in our ABV due to such factors as credit defaults and policy terminations, among others.

Since the Company has a full valuation allowance against its net deferred tax asset, the book value per share adjustments to ABV were adjusted by applying a zero effective tax rate.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of December 31, 2018, ABV per share was $27.38, a decrease from $28.77 as of December 31, 2017. The decrease in ABV per share was primarily driven by losses incurred on certain Puerto Rico exposures, partially offset by a decrease in common shares outstanding from the share repurchases made by the Company during 2018. The following table provides a reconciliation of book value per share to ABV per share:

	As of December 31,	As of December 31,
In millions except share and per share amounts	2018	2017
Total shareholders’ equity of MBIA Inc.	$1,119	$1,413
Common shares outstanding	89,821,713	91,484,447
Book value per share	$12.46	$15.44
Book value per share adjustments:
Remove negative book value of MBIA Corp.	10.93	8.84
Remove net unrealized (gains) losses on available-for-sale securities included in other comprehensive income (loss)	0.46	0.26
Add net unearned premium revenue in excess of expected losses	3.53	4.23

Total book value per share adjustments	14.92	13.33

Adjusted book value per share	$27.38	$28.77

U.S. Public Finance Insurance

Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of December 31, 2018, National had total insured gross par outstanding of $57.9 billion.

National continues to monitor and remediate its existing insured portfolio and will seek opportunities to enhance shareholder value using its substantial financial resources, while protecting the interests of all policyholders. Certain state and local governments and territory obligors that National insures are experiencing financial and budgetary stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of the Company’s insured transactions. In particular, Puerto Rico is experiencing significant fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalance, the lack of access to the capital markets, a stagnating local economy, net migration of people out of Puerto Rico and a high debt burden. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of stress affecting our insured credits remains uncertain.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,			Percent Change
In millions	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net premiums earned	$95	$174	$236	-45%	-26%
Net investment income	111	113	119	-2%	-5%
Fees and reimbursements	2	2	2	—%	—%
Net gains (losses) on financial instruments at fair value and foreign exchange	(21)	21	72	n/m	-71%
Net investment losses related to other-than-temporary impairments	(5)	(106)	(4)	-95%	n/m
Other net realized gains (losses)	—	(4)	2	-100%	n/m

Total revenues	182	200	427	-9%	-53%

Losses and loss adjustment	91	499	74	-82%	n/m
Amortization of deferred acquisition costs	21	39	49	-46%	-20%
Operating	41	69	60	-41%	15%

Total expenses	153	607	183	-75%	n/m

Income (loss) before income taxes	$29	$(407)	$244	-107%	n/m

n/m—Percent change not meaningful.

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for the year ended December 31, 2018 compared with 2017 resulted from decreases in refunded premiums earned of $55 million and scheduled premiums earned of $24 million. The decrease in net premiums earned for 2017 compared with 2016 resulted from decreases in refunded premiums of $41 million and scheduled premiums earned of $21 million. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. Scheduled premium earnings declined due to the refunding and maturity of insured issues in prior years.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for 2018 compared with 2017 was principally due to an increase in net realized losses in an overall higher interest rate environment in 2018. In 2017, net realized gains primarily resulted from the sales of securities as a result of favorable market conditions. In 2016, net realized gains were primarily due to generating liquidity for anticipated claim payments on certain Puerto Rico exposures.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to OTTI for 2018, 2017 and 2016 were primarily related to impaired securities for which losses were recognized as the difference between a security’s amortized cost and fair value or recovery value. This OTTI resulted from liquidity concerns, credit rating downgrades and other adverse financial conditions of the issuers.

LOSSES AND LOSS ADJUSTMENT EXPENSES Our U.S. public finance insured portfolio management group is responsible for monitoring our U.S. public finance insured obligations. The level and frequency of monitoring of any insured obligation depends on the type, size, rating and performance of the insured issue.

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the Company’s loss reserving policy and additional information related to its loss reserves.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents information about our U.S. public finance insurance losses and LAE expenses for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,			Percent Change
In millions	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Losses and LAE related to actual and expected payments(1)	$97	$513	$75	-81%	n/m
Recoveries of actual and expected payments	(1)	1	—	n/m	n/m

Gross losses incurred	96	514	75	-81%	n/m
Reinsurance	(5)	(15)	(1)	-67%	n/m

Losses and loss adjustment expenses	$91	$499	$74	-82%	n/m

(1)—Losses and LAE with respect to Puerto Rico exposures reflect the expected losses and LAE payments net of expected recoveries on such payments.

n/m—Percent change not meaningful.

For the years ended December 31, 2018, 2017 and 2016, losses and LAE primarily related to certain Puerto Rico exposures.

The following table presents information about our U.S. public finance insurance loss and LAE reserves and recoverables as of December 31, 2018 and 2017:

In millions	December 31, 2018	December 31, 2017	Percent Change
Assets:
Insurance loss recoverable	$571	$333	71%
Reinsurance recoverable on paid and unpaid losses(1)	16	12	33%
Liabilities:
Gross loss and LAE reserves(2)	568	531	7%
Expected recoveries on unpaid losses	(17)	(19)	-11%

Loss and LAE reserves	$551	$512	8%

Insurance loss recoverable—ceded(3)	$15	$12	25%

(1)—Reported within “Other assets” on our consolidated balance sheets.

(2)—Puerto Rico exposures are reflected net of expected recoveries on such reserves.

(3)—Reported within “Other liabilities” on our consolidated balance sheets.

Insurance loss recoverable as of December 31, 2018 increased compared with December 31, 2017 primarily as a result of expected recoveries related to claims paid on certain Puerto Rico exposures in 2018. Loss and LAE reserves as of December 31, 2018 increased compared with December 31, 2017 primarily as a result of increases in expected payments net of expected recoveries related to certain Puerto Rico exposures.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the years ended December 31, 2018, 2017 and 2016 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Gross expenses	$41	$70	$62	-41%	13%

Amortization of deferred acquisition costs	$21	$39	$49	-46%	-20%
Operating	41	69	60	-41%	15%

Total insurance expenses	$62	$108	$109	-43%	-1%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for 2018 compared with 2017 primarily due to decreases in compensation expense and rating agency fees. Gross expenses increased for 2017 compared with 2016 primarily due to severance related expenses associated with a headcount reduction.

Amortization of deferred acquisition costs decreased for 2018 compared with 2017 and 2016 due to higher refunding activity in prior years. When an insured obligation refunds, we accelerate any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during 2018, 2017 or 2016.

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

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of December 31, 2018 and 2017. CABs are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	December 31, 2018		December 31, 2017
Rating	Amount	%	Amount	%
AAA	$3,108	5.4%	$3,271	4.6%
AA	22,162	38.3%	28,354	39.4%
A	18,495	32.0%	23,530	32.7%
BBB	9,166	15.8%	10,870	15.1%
Below investment grade	4,934	8.5%	5,903	8.2%

Total	$57,865	100.0%	$71,928	100.0%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance Puerto Rico Exposures

The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of December 31, 2018.

In millions	Gross Par Outstanding		Gross Par Outstanding Plus CABs Accreted Interest	Debt Service Outstanding		National Internal Rating
Puerto Rico Electric Power Authority (PREPA)	$1,089		$1,089	$1,516		d
Puerto Rico Commonwealth GO	598	(1)	605	754		d
Puerto Rico Public Buildings Authority (PBA)(2)	182		182	256		d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	523		523	936		d
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue (PRHTA)	27		27	38		d
Puerto Rico Sales Tax Financing Corporation (COFINA)(3)	684	(1)	1,204	4,170		d
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	66	(1)	68	92		d
University of Puerto Rico System Revenue	79		79	112		d
Inter American University of Puerto Rico Inc.	21		21	28		a3

Total	$3,269		$3,798	$7,902	(4)

(1)—Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy.

(2)—Additionally secured by the guarantee of the Commonwealth of Puerto Rico.

(3)—As a result of the confirmation order for the COFINA Plan of Adjustment on February 4, 2019, National’s COFINA gross par outstanding, gross par outstanding plus CABs accreted interest and debt service outstanding declined by approximately $211 million, $365 million and $1.3 billion, respectively.

(4)—As a result of debt service payments made as of January 1, 2019, National’s total Puerto Rico debt service outstanding declined by $67 million.

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

On February 15, 2019, the United States Court of Appeals for the First Circuit issued its decision on the appeal by Aurelius Investments LLC and other appellants seeking to dismiss the Title III proceedings as unconstitutional. In its decision, the First Circuit agreed with appellants that the process PROMESA provides for the appointment of Board member is unconstitutional under the U.S. Constitution’s Appointments Clause. Notwithstanding that holding, the First Circuit affirmed Judge Swain’s denial of appellants’ motions to dismiss the Title III petitions, concluding that the Board’s constitutional infirmity did not alter or impair the validity of the Board’s past acts, and stayed its mandate for 90 days to allow the President and the Senate to validate the currently defective appointments or reconstitute the Board in accordance with the Appointments Clause. During the 90-day stay, the Board continues to operate as it does currently.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $691 million relating to general obligation (“GO”) bonds, PBA bonds PREPA bonds and PRHTA bonds through 2018. On January 1, 2019, Puerto Rico also defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $65 million. Inclusive of the January 1, 2019 claims, National has paid total gross claims in the aggregate of $756 million related to Puerto Rico.

Status of Puerto Rico’s Fiscal Plans

In 2018, the Puerto Rico government submitted several draft fiscal plans to the Oversight Board, which purported to reflect the government’s expected economic outlook for Puerto Rico over a five year period after integrating four additional key drivers into the prior projections that had formed the basis of previous fiscal plan submissions: (i) the negative impact of Hurricane Maria, (ii) mitigating impact of disaster relief assistance, (iii) changes to revenue and expense measures, and (iv) impact of structural reforms.

On October 23, 2018, the Oversight Board voted to certify the Commonwealth fiscal plan, as amended. This certified fiscal plan reflects a $17.0 billion surplus over a six-year period as compared to $7.2 billion in the government’s prior fiscal plan.

On September 7, 2018, COFINA submitted a revised fiscal plan, that incorporated changes and explanations required by the Oversight Board. On October 18, 2018, the Oversight Board voted to certify the COFINA fiscal plan, as amended.

On May 25, 2018, National submitted proofs of claim in the Commonwealth, COFINA, PRHTA, and PREPA Title III Cases on account of its rights and remedies relating to the GO, PBA, COFINA, PRHTA and PREPA bonds that it insures and/or owns.

COFINA

The Oversight Board filed a Plan of Adjustment and Disclosure Statement on October 19, 2018. The Plan of Adjustment is the culmination of efforts by interested parties to resolve the Commonwealth-COFINA dispute over the ownership of the territory’s sales and use taxes. The Plan of Adjustment reflects the settlement of the Commonwealth-COFINA dispute by allocating an amount up to 53.65% of the Pledged Sales Tax Base Amount in any given year to COFINA and the balance (46.35%) of the annual Pledged Sales Tax Base Amount to the Commonwealth. The Plan of Adjustment further provided for senior COFINA bondholders to receive a 93.0% recovery on their prepetition bond claims and subordinate bondholders to receive approximately 56.4% of their prepetition claims. In addition, to compensate bondholders for the cost of negotiating and executing the Plan Support Agreement (“PSA”), bondholders that are party to the PSA received, subject to certain exceptions, a pro rata share of additional cash in an amount equal to 2.0% of the aggregate amount of existing COFINA bond claims. A hearing regarding the Commonwealth’s motion for approval of the Settlement Agreement and to confirm the Plan of Adjustment was held on January 16 and 17, 2019 in San Juan, Puerto Rico. The Court took confirmation of the Plan of Adjustment and approval of the Settlement Agreement under advisement and directed the parties to submit supplementation in support of the relief requested at the Confirmation Hearing by January 21, 2019 and supplemental briefing by January 24, 2019 supporting the authority of the Court to determine the substantive validity of the new COFINA bond legislation and resolve constitutional challenges to the COFINA structure, among other things. A confirmation order was issued on February 4, 2019 and the closing occurred on February 12, 2019.

As part of the Plan of Adjustment, National tendered and commuted $182 million market value of National insured COFINA bonds it owned for new uninsured COFINA bonds, which in conjunction with other tendered and commuted bonds, resulted in a reduction to National’s insured exposure to COFINA. In the aggregate, as a result of National-insured bondholders, including National, choosing to receive uninsured COFINA bonds, and the distribution of cash to trust certificate holders, National’s COFINA gross par outstanding, gross par outstanding plus CABs accreted interest and debt service outstanding declined by approximately $211 million, $365 million and $1.3 billion, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

PREPA

National’s largest exposure to Puerto Rico, by gross par outstanding, is to PREPA. Initial attempts to reach a consensual restructuring for PREPA were rejected by the Oversight Board in June 2017 and PREPA entered Title III restructuring on July 2, 2017.

PREPA sustained heavy damage to its infrastructure from the two September 2017 hurricanes and in particular from Hurricane Maria. Its generating assets, located along the coast sustained only minor damage but damage to the transmission and distribution infrastructure was extensive. Lack of power had a knock-on effect of disabling telecommunication and water systems as well. Restoration efforts are being coordinated by the U.S. Army Corps of Engineers under contract with the Federal Emergency Management Agency (“FEMA”); monies from FEMA are expected to finance the reconstruction effort.

The PREPA revised Fiscal Plan certified on August 1, 2018 calls for a wholesale transformation of PREPA to at least a partially privatized entity. Specifics regarding implementation and the impact on creditors were not detailed or readily apparent in the Plan. Advisors to the Oversight Board have taken steps to assess investor interest for privatization.

Separately, the government of Puerto Rico enacted its own privatization legislation which proposes the sale and privatization of generating assets and concessionaire agreement for transmission and distribution assets. Many important details remain under development. In October 2018 the Commonwealth issued a request for qualifications seeking to identify interested parties for a potential concession or other management arrangement of the transmission and distribution assets of PREPA. To date no further developments have been reported. Separately the Puerto Rican Senate passed legislation in December 2018 to establish the regulatory and legislative framework to govern such an arrangement; that Bill awaits action in the Puerto Rican House.

The Governor appointed four new Board members and a new CEO was named on July 18, 2018. On December 21, 2018, the Governor appointed three independent directors to the Board bringing the total to seven; the elected consumer member has not been seated.

On July 30, 2018, PREPA, the Oversight Board, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) and the Governor announced a preliminary restructuring support agreement with certain members of the Ad Hoc Group of bondholders. National is not a party to that agreement. This preliminary agreement has not been finalized and the parties continue to extend certain expiration dates.

On October 3, 2018, National, together with Assured Guaranty Corp., Assured Guaranty Municipal Corp., and Syncora Guarantee Inc. (collectively, “Movants”) filed a motion in the Title III case for PREPA for relief from the automatic stay to allow Movants to exercise their statutory right to have a receiver appointed at PREPA. Movants argue that PREPA’s long history of mismanagement and politicization has harmed, and will continue to harm, all of its stakeholders, including creditors and the people of Puerto Rico. Movants write that a Receiver is necessary to ensure that PREPA is managed in the best interests of all of its constituents. Discovery in connection with Movants’ motion is ongoing; the current trial date is set for May of 2019.

PRHTA

On May 21, 2017, the Oversight Board commenced a Title III case for PRHTA. On June 3, 2017, National, together with Assured and Assured Guaranty Municipal Corp., filed an adversary proceeding seeking to enforce the special revenue protections of the Bankruptcy Code which are incorporated into PROMESA. These provisions ensure, among other things, that (i) current tax and toll revenues remain subject to liens and (ii) the automatic stay resulting from a filing of a Title III petition does not stay or limit application of these pledged special revenues to the repayment of PRHTA debt. On January 30, 2018, the court granted motions to dismiss the adversary proceeding. The plaintiffs appealed this decision to the United States Court of Appeals for the First Circuit and oral argument was held on November 5, 2018 in San Juan, Puerto Rico. No decision has been rendered.

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

On January 10, 2019, the University of Puerto Rico (the “University”) received notification from the Middle States Commission on Higher Education placing the University’s 11 institutions on “show cause” status. The University had until the end of January 2019 to submit requested reports and argue why its accreditation should not be revoked. On January 14, 2019, the University submitted audited financial statements, among other things, to the accreditation agency. While it continues to evaluate the University’s situation, there are several options that accreditation agency may take, which include withdrawing the accreditation, reaffirming the accreditation, or keeping the University under show cause status.

The following table presents our scheduled gross debt service due on our Puerto Rico insured exposures as of December 31, 2018, for each of the subsequent five years ending December 31 and thereafter:

	2019	2020	2021	2022	2023	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$177	$115	$140	$140	$137	$807	$1,516
Puerto Rico Commonwealth GO	154	223	82	19	14	262	754
Puerto Rico Public Buildings Authority (PBA)	24	10	24	9	26	163	256
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	27	26	27	27	36	793	936
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue (PRHTA)	1	1	1	9	1	25	38
Puerto Rico Sales Tax Financing Corporation (COFINA)	—	—	—	—	—	4,170	4,170
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	16	16	3	2	4	51	92
University of Puerto Rico System Revenue	7	7	7	6	12	73	112
Inter American University of Puerto Rico Inc.	2	3	3	3	3	14	28

Total	$408	$401	$287	$215	$233	$6,358	$7,902

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the consolidated results of our corporate segment for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,			Percent Change
In millions	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net investment income	$37	$37	$33	—%	12%
Fees	39	53	49	-26%	8%
Net gains (losses) on financial instruments at fair value and foreign exchange	22	(32)	(14)	n/m	129%
Net investment losses related to other-than-temporary impairments	—	—	(1)	—%	-100%
Net gains (losses) on extinguishment of debt	3	28	5	-89%	n/m
Other net realized gains (losses)	(2)	(4)	(5)	-50%	-20%

Total revenues	99	82	67	21%	22%

Operating	50	62	83	-19%	-25%
Interest	95	89	92	7%	-3%

Total expenses	145	151	175	-4%	-14%

Income (loss) before income taxes	$(46)	$(69)	$(108)	-33%	-36%

n/m—Percent change not meaningful.

FEES The decrease in fees for 2018 compared with 2017 was primarily due to a decrease in fees paid by our U.S. public finance insurance and international and structured finance insurance segments for administrative and other services.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for 2018 compared with 2017 was primarily due to foreign exchange gains on Euro denominated liabilities from the strengthening of the U.S. dollar, partially offset by unfavorable changes in the fair value of the warrants issued on MBIA Inc. common stock as a result of the increase in the stock price, which were exercised during the second quarter of 2018.

The unfavorable change for 2017 compared with 2016 was primarily due to foreign exchange losses on Euro denominated liabilities from the weakening of the U.S. dollar, partially offset by favorable changes in the fair value of the warrants issued on MBIA Inc. common stock, a decrease in net losses on the sales of investments and an increase in gains from our interest rate swaps. The changes in the fair value of warrants were primarily attributable to a decrease in the price of MBIA Inc.’s common stock and changes in volatility, which are used in the valuation of the warrants.

NET GAINS (LOSSES) ON EXTINGUISHMENT OF DEBT The decrease in net gains on extinguishment of debt for 2018 compared with 2017 was primarily due to a decrease in gains from purchases, at discounts, of MTNs issued by the Company. The increase in net gains on extinguishment of debt for 2017 compared with 2016 was primarily due to an increase in gains from purchases, at discounts, of MTNs issued by the Company.

OPERATING EXPENSES Operating expenses decreased for 2018 compared with 2017 and 2016 primarily due to decreases in compensation expense, primarily as a result of lower headcount.

INTEREST EXPENSE Interest expense increased for 2018 compared with 2017 due to the purchase by National in the fourth quarter of 2017 of $129 million principal amount of MBIA Inc. 5.700% Senior Notes due 2034 that were previously repurchased by MBIA Inc. and had not been retired. Interest expense decreased for 2017 compared with 2016 due to the maturities and repurchases of debt obligations issued by the Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

International and Structured Finance Insurance

Our international and structured finance insurance portfolios are managed through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, non-U.S. public finance and global structured finance insured obligations when due or, in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise. Effective on January 10, 2017, MBIA Corp.’s wholly-owned subsidiary, MBIA UK Holdings, sold its operating subsidiary, MBIA UK, to Assured.

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

MBIA Corp. has contributed to the Company’s net operating loss (“NOL”) carryforward, which is used in the calculation of our consolidated income taxes. If MBIA Corp. becomes profitable, it is not expected to make any tax payments under our tax sharing agreement. Refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for further information about taxes. Based on MBIA Corp.’s current projected earnings and our expectation that it will not write new business, we believe it is unlikely that MBIA Corp. will generate significant income in the near future. As a result of MBIA Corp.’s capital structure and business prospects, we do not expect its financial performance to have a material impact on MBIA Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our international and structured finance insurance segment results for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,			Percent Change
In millions	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net premiums earned	$78	$44	$84	77%	-48%
Net investment income	6	21	12	-71%	75%
Fees and reimbursements	47	57	72	-18%	-21%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(56)	(51)	(40)	10%	28%
Unrealized gains (losses) on insured derivatives	31	—	21	n/m	-100%

Net change in fair value of insured derivatives	(25)	(51)	(19)	-51%	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(18)	(17)	30	6%	n/m
Other net realized gains (losses)	2	39	(279)	-95%	-114%
Revenues of consolidated VIEs:
Net investment income	35	27	31	30%	-13%
Net gains (losses) on financial instruments at fair value and foreign exchange	25	130	—	-81%	n/m
Other net realized gains (losses)	(171)	28	—	n/m	n/m

Total revenues	(21)	278	(69)	-108%	n/m

Losses and loss adjustment	(28)	184	146	-115%	26%
Amortization of deferred acquisition costs	31	43	56	-28%	-23%
Operating	21	30	44	-30%	-32%
Interest	129	119	115	8%	3%
Expenses of consolidated VIEs:
Operating	11	10	14	10%	-29%
Interest	93	80	25	16%	n/m

Total expenses	257	466	400	-45%	17%

Income (loss) before income taxes	$(278)	$(188)	$(469)	48%	-60%

n/m—Percent	change not meaningful.

As of December 31, 2018, MBIA Corp.’s total insured gross par outstanding was $11.9 billion.

On January 20, 2017, MBIA Corp. was presented with and fully satisfied a claim of $770 million on an insurance policy it had written insuring certain notes issued by Zohar II. In order to satisfy the claim, MBIA Corp. used approximately $60 million from its own resources and executed the following two related transactions: 1) MBIA UK Holdings sold its operating subsidiary, MBIA UK, and made a cash payment of $23 million, to Assured, in exchange for the receipt by MBIA UK Holdings of certain Zohar II notes owned by Assured, which had an aggregate outstanding principal amount of $347 million as of January 10, 2017, which notes were distributed as a dividend to MBIA Corp. upon completion of the sale of MBIA UK; and 2) MBIA Corp. executed a financing facility (the “Facility”) with affiliates of certain holders of 14% Fixed-to-Floating Rate Surplus Notes of MBIA Corp. (collectively, the “Senior Lenders”), and with MBIA Inc., pursuant to which the Senior Lenders provided $325 million of senior financing and MBIA Inc. provided $38 million of subordinated financing to MZ Funding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums are eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. In addition, we generate net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,			Percent Change
In millions	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net premiums earned:
Non-U.S.	$68	$34	$69	100%	-51%
U.S.	10	10	15	-%	-33%

Total net premiums earned	$78	$44	$84	77%	-48%

VIEs (eliminated in consolidation)	$7	$8	$7	-13%	14%

Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Net premiums earned increased for 2018 compared with 2017 primarily due to the acceleration of premiums related to the termination of several international public finance policies in 2018. Net premiums earned decreased for 2017 compared with 2016 primarily due to decreases in scheduled premiums as a result of the sale of MBIA UK on January 10, 2017 and from the maturity and early settlements of insured transactions with no writings of new insurance policies.

NET INVESTMENT INCOME The increase in net investment income for 2017 compared with 2016 was primarily related to the accretion on certain Zohar II notes received in exchange for the sale of MBIA UK to Assured on January 10, 2017.

FEES AND REIMBURSEMENTS The decreases in fees and reimbursements for 2018 compared with 2017 was due to a decrease in ceding commission income partially offset by an increase in waiver and consent fees. The decrease in fees and reimbursements for 2017 compared to 2016 was primarily due to decreases in termination and waiver and consent fees related to the ongoing management of our international and structured finance insurance business and ceding commission income as a result of refunding activity. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES Realized losses on insured derivatives include payments made net of premiums and fees earned and salvage received. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and amortization. For 2018, 2017 and 2016, realized losses on insured derivatives resulted from claim payments on commercial mortgage-backed securities exposures.

For 2018, unrealized gains on insured derivatives were principally the result of par amortization, partially offset by unfavorable changes in spreads/prices on the underlying collateral. For 2016, unrealized gains on insured derivatives were principally the result of a decline in the weighted average life on transactions, favorable changes in spreads/prices on the underlying collateral and a reversal of unrealized losses due to commutations, partially offset by the effects of MBIA’s nonperformance risk on its derivative liabilities.

As of December 31, 2018 and 2017, the fair value of MBIA Corp.’s insured CDS liability was $33 million and $63 million, respectively. As of December 31, 2018, MBIA Corp. had $70 million of gross par outstanding on an insured credit derivative compared with $127 million as of December 31, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses on financial instruments and foreign exchange for 2018 were primarily related to losses from foreign currency revaluations on Chilean Unidad de Fomento denominated premium receivables due to the strengthening of the U.S. dollar, partially offset by the revaluation of loss reserves on Mexican denominated policies as a result of the strengthening of the U.S. dollar. The net losses on financial instruments and foreign exchange for 2017 were primarily related to unfavorable mark-to-market fluctuations on derivatives. The net gains on financial instruments at fair value and foreign exchange for 2016 were primarily related to gains from foreign currency revaluation of Chilean Unidad de Fomento and Euro denominated premium receivables and realized foreign exchange gains from the liquidation of an investment portfolio in the United Kingdom.

OTHER NET REALIZED GAINS (LOSSES) Other net realized gains (losses) for 2017 were primarily related to the settlement of litigation. Other net realized gains (losses) for 2016 related to the loss recorded to adjust the carrying value of MBIA UK to its fair value less costs to sell prior to its sale.

REVENUES OF CONSOLIDATED VIEs For 2018, total revenues of consolidated VIEs were losses of $111 million compared with gains of $185 million for 2017 and $31 million for 2016. The decrease in revenues of consolidated VIEs for 2018 compared with 2017 was primarily due to the deconsolidation of two VIEs in 2018 from the Zohar Bankruptcy Settlement which resulted in a loss of $93 million and the deconsolidation of eight other VIEs in 2018 which resulted in a loss of $78 million. The loss from the Zohar Bankruptcy Settlement resulted from the difference between the fair value of the VIE assets that were deconsolidated and our estimate of salvage and subrogation recoveries from those VIEs under insurance accounting. We elected to record at fair value certain instruments that are consolidated under accounting guidance for consolidation of VIEs, and as such, changes in fair value are reflected in earnings. The increase in revenues of consolidated VIEs for 2017 compared with 2016 was primarily the result of gains related to changes in the fair value of assets within certain VIEs

LOSSES AND LOSS ADJUSTMENT EXPENSES Our international and structured finance insurance insured portfolio management group is responsible for monitoring international and structured finance insured obligations. The level and frequency of monitoring of any insured obligation depends on the type, size, rating and our assessed performance of the insured issue. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the Company’s loss reserving policy and additional information related to its loss reserves.

Summary of Financial Guarantee Insurance Losses and LAE

The following table presents information about our financial guarantee insurance losses and LAE recorded in accordance with GAAP for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,			Percent Change
In millions	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Losses and LAE related to actual and expected payments(1)	$(11)	$125	$110	-109%	14%
Recoveries of actual and expected payments	(17)	66	35	-126%	89%

Gross losses incurred	(28)	191	145	-115%	32%
Reinsurance	—	(7)	1	-100%	n/m

Losses and loss adjustment expenses(2)	$(28)	$184	$146	-115%	26%

(1)—Loss and LAE with respect to Zohar II exposure reflect the expected loss and LAE payments net of expected recoveries on such payments.

(2)—As a result of consolidation of VIEs, these amounts include the elimination of a loss and LAE benefit of $17 million for 2018 and losses and LAE expenses of $29 million for 2017 and 2016.

n/m—Percent change not meaningful

For 2018, losses and LAE benefit primarily related to a decrease in expected payments on second-lien RMBS and an increase in actual and expected collections related to certain collateralized debt obligations (“CDOs”). This was partially offset by an increase in expected payments on insured first-lien RMBS transactions.

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

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and reserves as of December 31, 2018 and 2017.

	December 31,	December 31,	Percent
In millions	2018	2017	Change
Assets:
Insurance loss recoverable	$993	$178	n/m
Reinsurance recoverable on paid and unpaid losses(1)	5	5	-%
Liabilities:
Gross loss and LAE reserves	385	482	-20%
Expected recoveries on unpaid losses	(2)	(16)	-88%

Loss and LAE reserves	$383	$466	-18%

(1)—Reported within “Other assets” on our consolidated balance sheets.

n/m—Percent change not meaningful

Payment of claims totaling $919 million in November of 2015 and January of 2017, on MBIA Corp.’s policies insuring certain notes issued by Zohar I and Zohar II entitles MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. Since the second quarter of 2018, the Company no longer consolidates Zohar I and Zohar II as VIEs and estimated recoveries from these transactions are included in “Insurance loss recoverable” on the Company’s consolidated balance sheet. As of December 31, 2017, the fair value of the assets of Zohar I and Zohar II were included in “Loans receivable and other instruments at fair value” under “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheet. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for additional information regarding the estimated Zohar recoveries.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the years ended December 31, 2018, 2017 and 2016 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Gross expenses	$22	$31	$45	-29%	-31%

Amortization of deferred acquisition costs	$31	$43	$56	-28%	-23%
Operating	21	30	44	-30%	-32%

Total insurance expenses	$52	$73	$100	-29%	-27%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Gross expenses decreased for 2018 compared with 2017 and 2016 primarily due to decreases in compensation expense. Operating expenses decreased for 2018 compared with 2017 and 2016 primarily due to decreases in gross expenses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The decreases in the amortization of deferred acquisition costs for 2018 compared with 2017 and 2016 were due to higher refunding activity in prior years. We did not defer a material amount of policy acquisition costs during 2018, 2017 or 2016. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

INTEREST EXPENSE OF CONSOLIDATED VIEs For 2018 and 2017, total interest expense of consolidated VIEs increased compared with 2016 primarily due to interest expense from the Facility. Refer to “Note 10: Debt” in the Notes to Consolidated Financial Statements for further information about the Facility.

International and Structured Finance Insurance Portfolio Exposures

Credit Quality

The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of December 31, 2018 and 2017, 31% and 33%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

Selected Portfolio Exposures

The following is a summary of selected significant exposures within our residential mortgage insured portfolio of our international and structured finance insurance segment. In addition, as of December 31, 2018, MBIA Corp. insured $363 million of CDOs and related instruments. We may experience considerable incurred losses and future expected payments in certain of these sectors. There can be no assurance that the loss reserves recorded in our financial statements will be sufficient or that we will not experience losses on transactions on which we currently have no loss reserves, in particular if the economy deteriorates. We may seek to purchase, directly or indirectly, obligations guaranteed by MBIA Corp. or seek to commute policies. The amount of insurance exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time, and other considerations. In some cases, these activities may result in a reduction of loss reserves, but in all cases they are intended to limit our ultimate losses and reduce the future volatility in loss development on the related policies. Our ability to purchase guaranteed obligations and to commute policies will depend on management’s assessment of available liquidity.

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

The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of December 31, 2018 and 2017. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of
	December 31,	December 31,	Percent
Collateral Type	2018	2017	Change
HELOC Second-lien	$511	$975	-48%
CES Second-lien	591	1,037	-43%
Alt-A First-lien(1)	983	1,078	-9%
Subprime First-lien	439	512	-14%
Prime First-lien	15	19	-21%

Total	$2,539	$3,621	-30%

(1)—Includes international exposure of $245 million as of December 31, 2018 and 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance and International and Structured Finance Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. Currently, we do not intend to use reinsurance to decrease the insured exposure in our portfolio. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements for a further discussion about reinsurance agreements.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the years ended December 31, 2018, 2017 and 2016 are presented in the following table:

	Years Ended December 31,
In millions	2018	2017	2016
Income (loss) before income taxes	$(296)	$(661)	$(339)
Provision (benefit) for income taxes	$—	$944	$(1)
Effective tax rate	0.0%	-142.8%	0.2%

For 2018, our effective tax rate applied to our loss before income taxes was lower than the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset.

For 2017, our effective tax rate applied to our loss before income taxes was lower than the then U.S. statutory rate of 35% due to the establishment of a full valuation allowance against our net deferred tax asset.

In June of 2017, S&P downgraded the financial strength rating of National, which led the Company to cease its efforts to write new financial guarantee business. In addition to National’s cessation of new business activity, there was an increase in loss and LAE due to changes in assumptions on certain Puerto Rico credits. As a result of the increase in loss and LAE, the Company has a three-year cumulative loss, which is considered significant negative evidence in the assessment of its ability to use its net deferred tax asset. In addition, the Company considered all available positive and negative evidence as required by GAAP, to estimate if sufficient taxable income will be generated to use its net deferred tax asset. After considering all positive and negative evidence, including the Company’s inability to objectively identify and forecast future sources of taxable income, the Company concluded that it does not have sufficient positive evidence to support its ability to use its net deferred tax asset before it expires. As of December 31, 2018 and 2017, the Company’s valuation allowance against its net deferred tax asset was $834 million and $770 million, respectively.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, surplus notes issued by MBIA Corp., and the Facility issued by MZ Funding. Total capital resources were $3.0 billion and $3.2 billion as of December 31, 2018 and 2017, respectively. As of December 31, 2018, MBIA Inc.’s investment in subsidiaries totaled $1.9 billion.

In addition to scheduled debt maturities, from time to time, we reduce unsecured debt through calls or repurchases. MBIA Inc. or National may also repurchase outstanding MBIA Inc. common shares when we deem it beneficial to our shareholders. Repurchases of debt and common stock are made in the open market or in private transactions as permitted by securities laws and other legal requirements. We may also choose to redeem debt obligations where permitted by the relevant agreements. Refer to “Note 18: Common and Preferred Stock” in the Notes to Consolidated Financial Statements for information about MBIA Inc.’s and National’s share repurchases and “Note 10: Debt” in the Notes to Consolidated Financial Statements for information about debt repurchases.

MBIA Inc. supports the MTN and investment agreement obligations issued by the Company. We seek to maintain sufficient liquidity and capital resources to meet the Company’s general corporate needs and debt service. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient resources to satisfy its debt obligations and its general corporate needs over time from distributions from its operating subsidiaries; however, there can be no assurance that MBIA Inc. will have sufficient resources to do so. In addition, the Company may also consider raising third-party capital. Refer to “Capital, Liquidity and Market Related Risk Factors” in Part I, Item 1A of this Form 10-K and the “Liquidity—Corporate Liquidity” section included herein for additional information about MBIA Inc.’s liquidity.

Warrants

In April and June of 2018, the holder of certain MBIA Inc. warrants exercised its right to purchase, in total, 11.85 million shares of MBIA Inc. common stock at an exercise price of $9.59 per share. As a result, the Company issued a total of 1.3 million shares of MBIA Inc. common stock to the holder in accordance with the cashless settlement provision of the warrants. As of December 31, 2018, there were no warrants outstanding.

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

National

Capital and Surplus

National reported total statutory capital of $2.5 billion as of December 31, 2018, compared with $2.8 billion as of December 31, 2017. As of December 31, 2018, statutory capital comprised $2.0 billion of policyholders’ surplus and $522 million of contingency reserves. National had a statutory net loss of $27 million for the year ended December 31, 2018. As of December 31, 2018, National’s unassigned surplus was $1.4 billion.

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

National had positive earned surplus as of December 31, 2018, from which it may pay dividends, subject to the limitations described above. During 2018, National declared and paid a dividend of $108 million to its ultimate parent, MBIA Inc. We expect the as-of-right declared and paid dividend amounts from National to be limited to prior year net investment income for the foreseeable future.

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

National’s CPR and components thereto, as of December 31, 2018 and 2017 are presented in the following table:

	As of December 31,	As of December 31,
In millions	2018	2017
Policyholders’ surplus	$1,998	$2,166
Contingency reserves	522	594

Statutory capital	2,520	2,760
Unearned premiums	496	585
Present value of installment premiums (1)	150	164

Premium resources (2)	646	749
Net loss and LAE reserves (1)	71	227
Salvage reserves	607	387

Gross loss and LAE reserves	678	614

Total claims-paying resources	$3,844	$4,123

(1)—Calculated using a discount rate of 3.67% as of December 31, 2018 and 3.25% as of December 31, 2017.

(2)—Includes financial guarantee and insured credit derivative related premiums.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation reported total statutory capital of $555 million as of December 31, 2018 compared with $464 million as of December 31, 2017. As of December 31, 2018, statutory capital comprised $356 million of policyholders’ surplus and $199 million of contingency reserves. As of December 31, 2017, statutory capital comprised $237 million of policyholders’ surplus and $227 million of contingency reserves. For the year ended December 31, 2018, MBIA Insurance Corporation had statutory net income of $134 million. MBIA Insurance Corporation’s policyholders’ surplus included negative unassigned surplus of $1.7 billion and $1.8 billion as of December 31, 2018 and 2017, respectively. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred.

As of December 31, 2018, MBIA Insurance Corporation recognized estimated recoveries on a statutory basis related to put-back claims against Credit Suisse, excess spread recoveries on RMBS and recoveries related to CDOs. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.

Under NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Reductions in the contingency reserve may be recognized based on excess reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As a result of regulatory approved reductions, MBIA Insurance Corporation’s contingency reserves of $199 million as of December 31, 2018 represented reserves on 27 of the 220 outstanding credits insured by MBIA Insurance Corporation.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. As of December 31, 2018, MBIA Corp. met the required minimum surplus of $65 million. Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of December 31, 2018, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of December 31, 2018, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If MBIA Insurance Corporation does not comply with the above mentioned requirements, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.

In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excess contingency reserves in previous periods, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS. Due to its significant earned surplus deficit, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009. Based on estimated future income, MBIA Insurance Corporation is not expected to have any statutory capacity to pay any dividends.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s 14% Fixed-to-Floating Rate Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of January 15, 2019, the most recent scheduled interest payment date, there was $757 million of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of December 31, 2018, MBIA Insurance Corporation had “free and divisible surplus,” of $338 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

MBIA Corp.’s CPR and components thereto, as of December 31, 2018 and 2017 are presented in the following table:

	As of December 31,	As of December 31,
In millions	2018	2017
Policyholders’ surplus	$356	$237
Contingency reserves	199	227

Statutory capital	555	464
Unearned premiums	109	195
Present value of installment premiums (1) (4)	139	192

Premium resources (2)	248	387
Net loss and LAE reserves (1)	(865)	(792)
Salvage reserves (3)	1,402	1,428

Gross loss and LAE reserves	537	636

Total claims-paying resources	$1,340	$1,487

(1)—Calculated using a discount rate of 5.17% as of December 31, 2018 and 5.20% as of December 31, 2017.

(2)—Includes financial guarantee and insured credit derivative related premiums.

(3)—This amount primarily consists of expected recoveries related to the Company’s CDOs, excess spread and put-backs.

(4)—Based on the Company’s estimate of the remaining life for its insured exposures.

LIQUIDITY

We use a liquidity risk management framework, the primary objective of which is to match liquidity resources to needs. We monitor our cash and liquid asset resources using cash forecasting and stress-scenario testing. Members of MBIA’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity levels. We evaluate and manage liquidity on a legal-entity basis to take into account the legal, regulatory and other limitations on available liquidity resources within the enterprise. The following is a discussion of our liquidity resources and requirements for our holding company and our insurance subsidiaries.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

National Liquidity

The primary sources of cash available to National are:

•	principal and interest receipts on assets held in its investment portfolio, including proceeds from the sale of assets;

•	recoveries associated with insurance loss payments; and

•	installment premiums.

The primary uses of cash by National are:

•	payments of operating expenses, taxes and funding asset purchases;

•	loss payments and LAE on insured transactions; and

•	payments of dividends.

As of December 31, 2018 and 2017, National held cash and investments of $3.2 billion and $3.6 billion, respectively, of which $488 million and $228 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.

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

As of December 31, 2018 and 2017, the liquidity positions of MBIA Inc. were $457 million and $419 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper, money market funds and municipal, U.S. government, asset-backed and corporate bonds for general corporate purposes, excluding the amounts held in escrow under its tax sharing agreement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

During the year ended December 31, 2018, $18 million was released to MBIA Inc. under the MBIA group tax sharing agreement and related tax escrow account (“Tax Escrow Account”). In addition, $90 million was returned to National as a result of National’s 2017 financial results. The releases were pursuant to the terms of the tax sharing agreement following the expiration of National’s two-year NOL carry-back period under U.S. tax rules. Subsequent to December 31, 2018, $91 million was released from the Tax Escrow Account to MBIA Inc., of which $56 million was in cash, related to deposits made by National for the 2016 tax year. Also, $5 million was returned to National as a result of capital losses incurred in 2018 that can be carried back to prior years. In addition to releases or returns following the expiration of National’s two-year NOL carry-back period, from time to time, MBIA Inc. is permitted to withdraw assets from the Tax Escrow Account if the aggregate market value of all assets held in the Tax Escrow Account exceeds the required minimum balance. During 2018, such withdrawals totaled $32 million. There can be no assurance that any future payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc. due to deductible or creditable tax attributes of those subsidiaries and/or the market value performance of the assets supporting the Tax Escrow Account.

During 2018, National purchased from MBIA Inc. $44 million par value of MBIA Inc.’s 5.700% Senior Notes due 2034 at a cost of approximately 70% of par value plus accrued interest and $10 million of MBIA Inc.’s 7.000% Debentures due 2025 at a cost of approximately 92% of par value plus accrued interest. These notes had been previously repurchased by MBIA Inc. and had not been retired. This transaction increased MBIA Inc.’s liquidity position by a total of $41 million and had no impact to the Company’s consolidated balance sheet.

Based on our projections of National’s and MBIA Corp.’s future earnings and losses, we expect that for the foreseeable future National will be the primary source of payments to MBIA Inc. During 2018, National declared and paid a dividend of $108 million to its ultimate parent, MBIA Inc. There can be no assurance as to the amount and timing of any such future dividends or payments from the tax escrow account under the tax sharing agreement. Also, absent a special dividend subject to the approval of the NYSDFS, we expect the declared and paid dividend amounts from National to be limited to the prior twelve months of net investment income. Refer to the “Capital Resources – Insurance Statutory Capital” section for additional information on payments of dividends. We do not expect MBIA Inc. to receive distributions from MBIA Corp.

Currently, a significant portion of the cash and securities held by MBIA Inc. is pledged against investment agreement liabilities, the Asset Swap (simultaneous repurchase and reverse repurchase agreement) and derivatives, which limits its ability to raise liquidity through asset sales. If the market value or rating eligibility of the assets which are pledged against MBIA Inc.’s obligations were to decline, we would be required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. To mitigate these risks, we seek to maintain cash and liquidity resources that we believe will be sufficient to make all payments due on our obligations and to meet other financial requirements, such as posting collateral. Contingent liquidity resources include: (1) sales of invested assets exposed to credit spread stress risk, which may occur at losses; (2) termination and settlement of interest rate swap agreements; and (3) accessing the capital markets. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk.

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

As of December 31, 2018 and 2017, MBIA Corp. held cash and investments of $242 million and $271 million, respectively, of which $145 million were cash and cash equivalents or short-term investments comprised of money market funds and municipal, U.S. agency and corporate bonds that were immediately available to MBIA Insurance Corporation.

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

During 2018, MBIA Corp. collected $99 million from insured RMBS transactions related to excess spread recoveries. As of December 31, 2018, MBIA Corp. has expected excess spread recoveries of $150 million, including recoveries related to consolidated VIEs. MBIA Corp. has also recorded expected recovery amounts related to its claims against Credit Suisse for ineligible mortgage loans and recoveries related to CDOs. There can be no assurance that we will be successful or not be delayed in realizing these recoveries.

Advances Agreement

MBIA Inc., National, MBIA Insurance Corporation and certain other affiliates are party to an intercompany advances agreement (the “MBIA Advances Agreement”). The MBIA Advances Agreement permits National to make advances to MBIA Inc. and other MBIA group companies that are party to the agreement at a rate per annum equal to LIBOR plus 0.25%. The agreement also permits other affiliates to make advances to National or MBIA Insurance Corporation at a rate per annum equal to LIBOR minus 0.10%. Advances by National cannot exceed 3% of its net admitted assets as of the last quarter end. As of December 31, 2018 and 2017, there were no amounts drawn under the agreement.

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,			Percent Change
In millions	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(319)	$(652)	$(149)	-51%	n/m
Investing activities	1,206	1,202	2,424	—%	-50%
Financing activities	(752)	(589)	(2,535)	28%	-77%
Effect of exchange rate changes on cash and cash equivalents	(1)	(2)	(2)	-50%	—%
Cash and cash equivalents—beginning of year	146	187	522	-22%	-64%
Reclassification to assets held for sale	—	—	(73)	—%	-100%

Cash and cash equivalents—end of year	$280	$146	$187	92%	-22%

n/m—Percent change not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Operating activities

Net cash used by operating activities decreased for the year ended December 31, 2018 compared with 2017 primarily due to a decrease in losses and LAE paid of $383 million and a decrease in operating and employee related expenses paid of $47 million, partially offset by a decrease in proceeds from recoveries and reinsurance of $109 million. Net cash used by operating activities increased for the year ended December 31, 2017 compared with 2016 primarily due to an increase in losses and LAE paid of $417 million and a decrease in investment income received of $70 million.

Investing activities

Net cash provided by investing activities increased slightly for the year ended December 31, 2018 compared with 2017 primarily due to an increase in sales, paydowns and maturities (purchases) of short-term investments, net of $487 million, partially offset by an increase in purchases of AFS investments of $454 million. Net cash provided by investing activities decreased for the year ended December 31, 2017 compared with 2016 primarily due to a decrease in net proceeds from paydowns of held-to-maturity investments of consolidated VIEs of $1.8 billion, partially offset by an increase in net proceeds from purchases, sales and paydowns and maturities of available-for-sale investments of $582 million.

Financing activities

Net cash used by financing activities increased for the year ended December 31, 2018 compared with 2017 primarily due to proceeds received from the Facility of $328 million in 2017 and an increase in principal paydowns of VIE notes of $230 million, partially offset by a decrease in purchases of treasury stock of $286 million. Net cash used by financing activities decreased for the year ended December 31, 2017 compared with 2016 primarily due to a decrease in the principal paydowns of consolidated VIE notes of $1.9 billion primarily related to the deconsolidation of VIEs in 2016 and proceeds received from the Facility in 2017, partially offset by an increase in purchases of treasury stock of $220 million.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

The following table presents our investment portfolio as of December 31, 2018 and 2017.

In millions	As of December 31, 2018	As of December 31, 2017	Percent Change
Available-for-sale investments(1)
U.S. public finance insurance
Amortized cost	$2,704	$3,150	-14%
Unrealized net gain (loss)	(64)	(72)	-11%

Fair value	2,640	3,078	-14%

Corporate
Amortized cost	921	1,078	-15%
Unrealized net gain (loss)	24	49	-51%

Fair value	945	1,127	-16%

International and structured finance insurance
Amortized cost	192	210	-9%
Unrealized net gain (loss)	4	8	-50%

Fair value	196	218	-10%

Total available-for-sale investments:
Amortized cost	3,817	4,438	-14%
Unrealized net gain (loss)	(36)	(15)	140%

Total available-for-sale investments at fair value	3,781	4,423	-15%

Investments carried at fair value(2)
U.S. public finance insurance	198	174	14%
Corporate	73	56	30%
International and structured finance insurance	19	—	n/m

Total investments carried at fair value	290	230	26%

Other investments at amortized cost:
U.S. public finance insurance	1	2	-50%

Consolidated investments at carrying value	$4,072	$4,655	-13%

(1)—Unrealized gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive income in shareholders’ equity.

(2)—Changes in fair value and realized gains and losses from the sale of these investments are reflected in net income. As a result of the adoption of ASU 2016-01, December 31, 2018 balances include money market securities. As of December 31, 2017, money market securities were reported in AFS investments.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of December 31, 2018, the weighted average credit quality ratings and percentage of investment grade of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are presented in the following table:

	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Total
Weighted average credit quality ratings	A	Aa	Aa	Aa
Investment grade percentage	93%	99%	90%	94%

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

As of December 31, 2018, Insured Investments at fair value represented $438 million or 11% of consolidated investments, of which $342 million or 8% of consolidated investments were Company-Insured Investments. As of December 31, 2018, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of December 31, 2018, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 7% of the total consolidated investment portfolio.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Contractual Obligations

The following table summarizes the Company’s future estimated cash payments relating to contractual obligations as of December 31, 2018. Estimating these payments requires management to make estimates and assumptions regarding these obligations. The estimates and assumptions used by management are described below. Since these estimates and assumptions are subjective, actual payments in future periods may vary from those reported in the following table. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements for information about the Company’s exposure under insurance contracts.

	As of December 31, 2018
In millions	2019	2020	2021	2022	2023	Thereafter	Total
U.S. public finance insurance segment:
Gross insurance claim obligations(1)	$2	$1	$2	$1	$1	$17	$24
Lease liability	3	3	3	3	2	20	34
Corporate segment:
Long-term debt	37	37	37	298	20	403	832
Investment agreements	18	47	11	11	29	358	474
Medium-term notes	67	7	7	65	7	880	1,033
Lease liability	1	—	—	—	—	—	1
International and structured finance insurance segment:
Surplus notes	839	129	129	129	129	2,131	3,486
Gross insurance claim obligations(1)	82	23	23	18	12	1,024	1,182
MBIA Corp. Financing Facility	80	349	—	—	—	—	429

Total	$1,129	$596	$212	$525	$200	$4,833	$7,495

(1)—Amounts on certain policies are presented net of expected recoveries. Excludes intercompany reinsurance agreements.

Gross insurance claim obligations represent the future value of probability-weighted payments MBIA expects to make (before reinsurance and the consolidation of VIEs) under insurance policies for which the Company has recorded loss reserves (financial guarantees) or has estimated credit impairments (insured derivatives). Certain policies included in gross insurance claim obligations are presented net of expected recoveries. The discounted value of estimated payments included in the table, along with probability-weighted estimated recoveries and estimated negotiated early settlements, on policies accounted for as financial guarantee insurance contracts is reported as case basis reserves within “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. Insured derivatives are recorded at fair value and reported within “Derivative liabilities” on the Company’s consolidated balance sheets. Estimated potential claim payments on obligations issued by VIEs consolidated in our international and structured finance insurance segment are included within “Gross insurance claim obligations” in the preceding table. Obligations of these VIEs are collateralized by assets held by the VIEs, and investors in such obligations do not have recourse to the general credit of MBIA. As of December 31, 2018, VIE notes issued by issuer-sponsored consolidated VIEs totaled $1.7 billion, including $480 million recorded at fair value, and are not considered contractual obligations of MBIA beyond MBIA’s insurance claim obligation. The Company’s involvement with VIEs is continually reassessed as required by consolidation guidance, and may result in consolidation or deconsolidation of VIEs in future periods. As the Company consolidates and deconsolidates VIEs, the amount of VIE debt obligations recorded on its balance sheet may change significantly.

Long-term debt, investment agreements, MTNs, surplus notes and the MBIA Corp. Financing Facility include principal and interest and exclude premiums or discounts. Liabilities issued at discounts reflect principal due at maturity. Interest payments on floating rate obligations are estimated using applicable forward rates. Principal and interest on callable obligations or obligations that allow investors to withdraw funds prior to legal maturity are based on the expected call or withdrawal dates of such obligations. Liabilities denominated in foreign currencies are presented in U.S. dollars using applicable exchange rates as of December 31, 2018.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Included in international and structured finance insurance segment’s surplus notes for 2019 is $743 million of unpaid interest related to the 2013 through 2018 interest payments in which MBIA Insurance Corporation’s requests for approval to pay was not approved by the NYSDFS. This deferred interest payment will be due on the first business day on or after which MBIA Insurance Corporation obtains approval to make such payment. No interest will accrue on the deferred interest. There can be no assurance that the NYSDFS will approve any subsequent payments, or that it will approve any payment by the scheduled interest payment date. Refer to “Capital Resources – MBIA Insurance Corporation” section for additional information on MBIA Insurance Corporation’s surplus notes and statutory capital. Principal payments under investment agreements are based on expected withdrawal dates. All other principal payments are based on contractual maturity dates.

Item 7A. Q uantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposures relate to changes in interest rates, foreign exchange rates and credit spreads that affect the fair value of its financial instruments, primarily investment securities, MTNs and investment agreement liabilities. The Company’s investments are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. government bonds, corporate bonds, MBS and asset-backed securities. In periods of rising and/or volatile interest rates, foreign exchange rates and credit spreads, profitability could be adversely affected should the Company have to liquidate these securities. The Company minimizes its exposure to interest rate risk, foreign exchange risk and credit spread movement through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities.

INTEREST RATE SENSITIVITY

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2018 from instantaneous shifts in interest rates:

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$429	$242	$105	$(84)	$(151)	$(205)

FOREIGN EXCHANGE RATE SENSITIVITY

The Company is exposed to foreign exchange rate risk in respect of liabilities denominated in currencies other than U.S. dollars. Certain liabilities included in our corporate segment are denominated in currencies other than U.S. dollars. The majority of the Company’s foreign exchange rate risks is with the Euro. Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2018 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(73)	$(36)	$36	$73

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

CREDIT RATE SENSITIVITY

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2018 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. National’s investment portfolio would generally be expected to experience lower credit spread volatility than other investment portfolios since National has higher credit quality and portfolio composition in sectors that have been less volatile historically. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio.

	Change in Credit Spreads
In millions	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$60	$(57)	$(195)

Item 8. Financial Statements and Supplementary Data

MBIA INC. AND SUBSIDIARIES

Refer to “Item 6. Selected Financial Data” for Supplementary Financial Information

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MBIA Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MBIA Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective controls at a sufficient level of precision to verify the reliability of data, the reasonableness of assumptions and the accuracy of calculations used in its residential mortgage-backed securities loss reserve and recovery models.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements, and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 28, 2019

We have served as the Company’s auditor since at least 1986. We have not been able to determine the specific year we began serving as auditor of the Company.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $3,601 and $3,728)	$3,565	$3,712
Investments carried at fair value	222	200
Investments pledged as collateral, at fair value (amortized cost $46 and $147)	43	148
Short-term investments, at fair value (amortized cost $241 and $589)	241	589
Other investments (includes investments at fair value of $— and $4)	1	6

Total investments	4,072	4,655
Cash and cash equivalents	222	122
Premiums receivable	296	369
Deferred acquisition costs	74	95
Insurance loss recoverable	1,564	511
Other assets	122	128
Assets of consolidated variable interest entities:
Cash	58	24
Investments held-to-maturity, at amortized cost (fair value $925 and $916)	890	890
Investments carried at fair value	157	182
Loans receivable and other instruments at fair value	172	1,679
Loan repurchase commitments	418	407
Other assets	31	33

Total assets	$8,076	$9,095

Liabilities and Equity
Liabilities:
Unearned premium revenue	$587	$752
Loss and loss adjustment expense reserves	934	979
Long-term debt	2,249	2,121
Medium-term notes (includes financial instruments carried at fair value of $102 and $115)	722	765
Investment agreements	311	337
Derivative liabilities	199	262
Other liabilities	198	165
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $480 and $1,069)	1,744	2,289

Total liabilities	6,944	7,670

Commitments and contingencies (Refer to Note 20)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—283,625,689 and 283,717,973	284	284
Additional paid-in capital	3,025	3,171
Retained earnings	966	1,095
Accumulated other comprehensive income (loss), net of tax of $8 and $16	(156)	(19)
Treasury stock, at cost—193,803,976 and 192,233,526 shares	(3,000)	(3,118)

Total shareholders’ equity of MBIA Inc.	1,119	1,413
Preferred stock of subsidiary	13	12

Total equity	1,132	1,425

Total liabilities and equity	$8,076	$9,095

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Premiums earned:
Scheduled premiums earned	$114	$107	$168
Refunding premiums earned	48	94	132

Premiums earned (net of ceded premiums of $5, $6 and $7)	162	201	300
Net investment income	130	154	152
Fees and reimbursements	25	15	28
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(56)	(51)	(40)
Unrealized gains (losses) on insured derivatives	31	—	21

Net change in fair value of insured derivatives	(25)	(51)	(19)
Net gains (losses) on financial instruments at fair value and foreign exchange	(17)	(24)	84
Net investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	—	(101)	(1)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	(5)	(5)	(4)

Net investment losses related to other-than-temporary impairments	(5)	(106)	(5)
Net gains (losses) on extinguishment of debt	3	28	5
Other net realized gains (losses)	—	31	(282)
Revenues of consolidated variable interest entities:
Net investment income	35	27	31
Net gains (losses) on financial instruments at fair value and foreign exchange	25	130	—
Other net realized gains (losses)	(171)	28	—

Total revenues	162	433	294
Expenses:
Losses and loss adjustment	63	683	220
Amortization of deferred acquisition costs	20	23	40
Operating	71	106	137
Interest	206	197	197
Expenses of consolidated variable interest entities:
Operating	11	10	14
Interest	87	75	25

Total expenses	458	1,094	633

Income (loss) before income taxes	(296)	(661)	(339)
Provision (benefit) for income taxes	—	944	(1)

Net income (loss)	$(296)	$(1,605)	$(338)

Net income (loss) per common share:
Basic	$(3.33)	$(13.50)	$(2.54)
Diluted	$(3.33)	$(13.50)	$(2.54)
Weighted average number of common shares outstanding:
Basic	89,013,711	118,930,282	133,001,088
Diluted	89,013,711	118,930,282	133,001,088

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years Ended December 31,
	2018	2017	2016
Net income (loss)	$(296)	$(1,605)	$(338)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities: Unrealized gains (losses) arising during the period	(60)	(22)	28
Provision (benefit) for income taxes	5	(1)	7

Total	(65)	(21)	21
Reclassification adjustments for (gains) losses included in net income (loss)	(5)	2	(1)
Provision (benefit) for income taxes	—	—	1

Total	(5)	2	(2)
Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	41	(3)	10
Provision (benefit) for income taxes	—	—	4

Total	41	(3)	6
Reclassification adjustments for (gains) losses included in net income (loss)	5	7	4
Provision (benefit) for income taxes	—	1	1

Total	5	6	3
Foreign currency translation:
Foreign currency translation gains (losses)	2	146	(94)
Provision (benefit) for income taxes	—	21	1

Total	2	125	(95)
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	52	—	—

Total other comprehensive income (loss)	30	109	(67)

Comprehensive income (loss)	$(266)	$(1,496)	$(405)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended December 31, 2018, 2017 and 2016

(In millions except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock		Total Shareholders’ Equity of MBIA Inc.	Preferred Stock of Subsidiary		Total Equity
	Shares	Amount				Shares	Amount		Shares	Amount
Balance, January 1, 2016	281,833,618	$282	$3,138	$3,038	$(61)	(130,303,241)	$(2,668)	$3,729	1,315	$12	$3,741

Net income (loss)	—	—	—	(338)	—	—	—	(338)	—	—	(338)
Other comprehensive income (loss)	—	—	—	—	(67)	—	—	(67)	—	—	(67)
Share-based compensation, net of tax	2,156,381	2	22	—	—	(1,925,990)	(16)	8	—	—	8
Treasury shares acquired under share repurchase program	—	—	—	—	—	(16,559,937)	(105)	(105)	—	—	(105)

Balance, December 31, 2016	283,989,999	$284	$3,160	$2,700	$(128)	(148,789,168)	$(2,789)	$3,227	1,315	$12	$3,239

Net income (loss)	—	—	—	(1,605)	—	—	—	(1,605)	—	—	(1,605)
Other comprehensive income (loss)	—	—	—	—	109	—	—	109	—	—	109
Share-based compensation, net of tax	(272,026)	—	11	—	—	(402,707)	(4)	7	—	—	7
Treasury shares acquired under share repurchase program	—	—	—	—	—	(43,041,651)	(325)	(325)	—	—	(325)

Balance, December 31, 2017	283,717,973	$284	$3,171	$1,095	$(19)	(192,233,526)	$(3,118)	$1,413	1,315	$12	$1,425

ASU 2016-01 transition adjustment	—	—	—	164	(164)	—	—	—	—	—	—
ASU 2018-02 transition adjustment	—	—	—	3	(3)	—	—	—	—	—	—
Net income (loss)	—	—	—	(296)	—	—	—	(296)	—	—	(296)
Other comprehensive income (loss)	—	—	—	—	30	—	—	30	—	—	30
Share-based compensation, net of tax	(92,284)	—	(125)	—	—	2,994,497	132	7	—	—	7
Treasury shares issued for warrant exercises	—	—	(21)	—	—	1,277,620	34	13	—	—	13
Treasury shares acquired under share repurchase program	—	—	—	—	—	(5,842,567)	(48)	(48)	—	—	(48)
Other	—	—	—	—	—	—	—	—	—	1	1

Balance, December 31, 2018	283,625,689	$284	$3,025	$966	$(156)	(193,803,976)	$(3,000)	$1,119	1,315	$13	$1,132

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Premiums, fees and reimbursements received	$86	$61	$115
Investment income received	205	248	318
Insured derivative commutations and losses paid	(56)	(52)	(43)
Financial guarantee losses and loss adjustment expenses paid	(385)	(768)	(351)
Proceeds from recoveries and reinsurance	61	170	99
Operating and employee related expenses paid	(83)	(130)	(134)
Interest paid, net of interest converted to principal	(146)	(177)	(148)
Income taxes (paid) received	(1)	(4)	(5)

Net cash provided (used) by operating activities	(319)	(652)	(149)

Cash flows from investing activities:
Purchases of available-for-sale investments	(2,265)	(1,811)	(2,661)
Sales of available-for-sale investments	2,117	2,256	2,412
Paydowns and maturities of available-for-sale investments	329	568	680
Purchases of investments at fair value	(189)	(263)	(199)
Sales, paydowns and maturities of investments at fair value	212	326	260
Sales, paydowns and maturities (purchases) of short-term investments, net	420	(67)	(125)
Sales, paydowns and maturities of held-to-maturity investments	—	—	1,799
Paydowns and maturities of loans receivable and other instruments	614	259	261
Consolidation of variable interest entities	—	18	9
Deconsolidation of variable interest entities	(7)	—	(8)
(Payments) proceeds for derivative settlements	(24)	(64)	(44)
Collateral (to) from counterparties	—	4	49
Capital expenditures	(1)	(1)	(1)
Other investing	—	(23)	(8)

Net cash provided (used) by investing activities	1,206	1,202	2,424

Cash flows from financing activities:
Proceeds from investment agreements	12	17	19
Principal paydowns of investment agreements	(37)	(75)	(85)
Principal paydowns of medium-term notes	(85)	(157)	(120)
Proceeds from the MBIA Corp. Financing Facility	—	328	—
Principal paydowns of variable interest entity notes	(598)	(368)	(2,234)
Purchases of treasury stock	(44)	(330)	(110)
Other financing	—	(4)	(5)

Net cash provided (used) by financing activities	(752)	(589)	(2,535)

Effect of exchange rate changes on cash and cash equivalents	(1)	(2)	(2)
Net increase (decrease) in cash and cash equivalents	134	(41)	(262)
Cash and cash equivalents—beginning of period	146	187	522
Reclassification to assets held for sale	—	—	(73)

Cash and cash equivalents—end of period	$280	$146	$187

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(296)	$(1,605)	$(338)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	60	49	75
Deferred acquisition costs	21	22	41
Unearned premium revenue	(165)	(206)	(263)
Loss and loss adjustment expense reserves	(46)	778	29
Insurance loss recoverable	(213)	(681)	(74)
Accrued interest payable	157	116	102
Accrued expenses	(9)	(29)	7
Net investment losses related to other-than-temporary impairments	5	106	5
Unrealized (gains) losses on insured derivatives	(31)	—	(21)
Net (gains) losses on financial instruments at fair value and foreign exchange	(8)	(106)	(84)
Other net realized (gains) losses	171	(59)	282
Deferred income tax provision (benefit)	—	940	(5)
Interest on variable interest entities, net	17	35	57
Other operating	18	(12)	38

Total adjustments to net income (loss)	(23)	953	189

Net cash provided (used) by operating activities	$(319)	$(652)	$(149)

Supplementary Disclosure of Consolidated Cash Flow Information
Non-cash investing activities:
Non-cash consideration received from the sale of MBIA UK Insurance Limited	$—	$332	$—

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties

Summary

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates within the financial guarantee insurance industry. MBIA manages three operating segments: 1) United States (“U.S.”) public finance insurance; 2) corporate; and 3) international and structured finance insurance. The Company’s U.S. public finance insurance business is managed through National Public Finance Guarantee Corporation (“National”), the corporate segment is operated through MBIA Inc. and several of its subsidiaries, including our service company, MBIA Services Corporation (“MBIA Services”) and its international and structured finance insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). Effective on January 10, 2017, MBIA Corp.’s wholly-owned subsidiary, MBIA UK (Holdings) Limited (“MBIA UK Holdings”), sold its operating subsidiary, MBIA UK Insurance Limited (“MBIA UK”), to Assured Guaranty Corp. (“Assured”), a subsidiary of Assured Guaranty Ltd. Refer below for a further discussion of the sale of MBIA UK. Unless otherwise indicated or the context otherwise requires, references to “MBIA Corp.” are (i) for any references relating to the period ended January 10, 2017, to MBIA Insurance Corporation, together with its subsidiaries, MBIA UK, and MBIA Mexico S.A. de C.V. (“MBIA Mexico”) and (ii) for any references relating to the period after January 10, 2017, to MBIA Insurance Corporation together with MBIA Mexico.

Refer to “Note 12: Business Segments” for further information about the Company’s operating segments.

Business Developments

Financial Strength Ratings

In June of 2017, Standard & Poor’s Financial Services LLC (“S&P”) downgraded the financial strength rating of National which made it difficult for National to compete with higher-rated competitors. Therefore, at that time, National ceased its efforts to write new financial guarantee business. The Company then terminated its agreements with S&P, Kroll Bond Rating Agency (“Kroll”) and Moody’s Investors Services (“Moody’s”) to provide financial strength ratings to MBIA Inc. and certain of its subsidiaries. S&P and Kroll subsequently withdrew all of their ratings. On January 17, 2018, Moody’s downgraded the financial strength rating of National to Baa2 from A3 with a stable outlook, affirmed the financial strength rating of MBIA Corp. at Caa1 with a developing outlook, downgraded MBIA Inc.’s rating to Ba3 with a stable outlook from Ba1 with a negative outlook, and affirmed the financial strength rating of MBIA Mexico at Caa1/B3.mx with a developing outlook. Moody’s, at its discretion and in the absence of a contract with the Company, continues to maintain ratings on MBIA Inc. and its subsidiaries.

Stock Warrants

In April and June of 2018, the holder of certain MBIA Inc. warrants exercised its right to purchase, in total, 11.85 million shares of MBIA Inc. common stock at an exercise price of $9.59 per share. As a result, the Company issued a total of 1.3 million shares of MBIA Inc. common stock to the holder in accordance with the cashless settlement provision of the warrants. As of December 31, 2018, there were no warrants outstanding.

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

U.S. Public Finance Market Conditions

National continues to surveil and remediate its existing insured portfolio and will seek opportunities to enhance shareholder value using its substantial financial resources, while protecting the interests of all policyholders. Certain state and local governments and territory obligors that National insures are under financial and budgetary stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of National’s insured transactions. National monitors and analyzes these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain.

The Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) are experiencing significant fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalance, the lack of access to the capital markets, a stagnating local economy, net migration of people out of Puerto Rico and a high debt burden. Puerto Rico continues in its efforts to rebuild its infrastructure and to otherwise recover from the impact of Hurricane Maria in 2017, aided in part by Federal Emergency Management Agency and other federal agencies. As part of the Title III proceedings under Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), Puerto Rico submitted several draft fiscal plans and an independent Financial Oversight and Management Board for Puerto Rico (“Oversight Board”) voted to certify the most recent fiscal plan. The current plan, or any revisions thereto, can provide no assurance that National will fully recover past amounts paid or future amounts that may be covered under its insurance policies. In addition, the extent and duration of such aid is inherently uncertain, and the necessary and greater involvement of the federal government, through its actions to deliver disaster relief and other support services, in addition to the role of the Oversight Board and the role of Puerto Rico in its own recovery, heightens political risk in connection with the restructuring of legacy debt. This risk could lead the Oversight Board, Puerto Rico or the federal government to seek to extract greater concessions from creditors based on the uncertainty of Puerto Rico’s long term recovery prospects. In this event, losses at National on select Puerto Rico exposures could increase materially.

Puerto Rico defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $276 million during 2018. On January 1, 2019, Puerto Rico also defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $65 million.

MBIA Corp. Insured Portfolio

MBIA Corp.’s primary objectives are to satisfy all claims by its policyholders and to maximize future recoveries, if any, for its senior lending and surplus note holders, and then its preferred stock holders. MBIA Corp. is executing this strategy by, among other things, pursuing various actions focused on maximizing the collection of recoveries and by reducing potential losses on its insurance exposures. MBIA Corp.’s insured portfolio performance could deteriorate and result in additional significant loss reserves and claim payments. MBIA Corp.’s ability to meet its obligations is limited by available liquidity and its ability to secure additional liquidity through financing and other transactions. There can be no assurance that MBIA Corp. will be successful in generating sufficient resources to meet its obligations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

Zohar and RMBS Recoveries

Payment of claims totaling $919 million in November of 2015 and January of 2017, on MBIA Corp.’s policies insuring the Class A-1 and A-2 notes issued by Zohar CDO 2003-1, Limited (“Zohar I”) and insuring certain notes issued by Zohar II, entitles MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. MBIA Corp. anticipates that the primary source of the recoveries will come from the monetization of the assets of Zohar I and Zohar II, which include, among other things, loans made to, and equity interests in, companies purportedly controlled by the sponsor and former collateral manager of Zohar I and Zohar II (the “Zohar Sponsor”) (all the assets of Zohar I and Zohar II, the “Zohar Assets”). On March 11, 2018, the then-director of Zohar I and Zohar II placed those funds into voluntary bankruptcy proceedings in federal bankruptcy court in the District of Delaware (the “Zohar Funds Bankruptcy Cases”). On May 21, 2018, the Court granted the Zohar funds’ motion to approve a settlement (the “Zohar Bankruptcy Settlement”) which established a process by which the debtor funds, through an independent director and a chief restructuring officer, will work with the original sponsor of the funds to monetize the Zohar Assets and repay creditors, including MBIA Corp. In addition, the Zohar Bankruptcy Settlement provides for a stay of all pending litigation between the parties for a minimum of fifteen months. Subsequent to the Zohar Bankruptcy Settlement, the Company deconsolidated Zohar I and Zohar II as variable interest entities (“VIEs” or “VIE”) and, as of December 31, 2018, salvage and subrogation recoveries related to Zohar I and Zohar II are reported within “Insurance loss recoverable” on the Company’s consolidated balance sheet. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of the Zohar funds. Notwithstanding the Zohar Bankruptcy Settlement, there can be no assurance that the value of the Zohar Assets will be sufficient to permit MBIA Corp. to recover all or substantially all of the payments it made on Zohar I and Zohar II.

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

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” for additional information about MBIA Corp.’s recoveries.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

Corporate Liquidity

Based on the Company’s projections of National’s dividends, additional anticipated releases under its tax sharing agreement and related tax escrow account (“Tax Escrow Account”), and other cash inflows, the Company expects that MBIA Inc. will have sufficient cash to satisfy its debt service and general corporate needs. However, MBIA Inc. continues to have liquidity risk that could be triggered by deterioration in the performance of invested assets, interruption of or reduction in dividends or tax payments received from operating subsidiaries, impaired access to the capital markets, as well as other factors, which are not anticipated at this time. Furthermore, failure by MBIA Inc. to settle liabilities that are insured by MBIA Corp. could result in claims on MBIA Corp.

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

Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes a change in the classification of certain cash receipts and cash payments on the Company’s consolidated statements of cash flows as resulting from the adoption of Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230)”. This classification change affected “Interest paid, net of interest converted to principal”, in operating cash flows, and “Principal paydowns of investment agreements” and “Principal paydowns of medium-term notes”, in financing cash flows, on the Company’s consolidated statements of cash flows for the prior period. Such reclassifications did not materially impact total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented. Refer to “Note 3: Recent Accounting Pronouncements” for additional recent accounting standards that impact the Company.

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

Deferred Acquisition Costs

The Company capitalized and deferred acquisition costs that were directly related to new or renewal insurance business. Acquisition costs are costs to acquire an insurance contract which result directly from and are essential to the insurance contracts transaction and would not have been incurred by the Company had the contract transaction not occurred. Acquisition costs include compensation of employees involved in underwriting, certain rating agency fees, state premium taxes and certain other underwriting expenses, reduced by ceding commission income on premiums ceded to reinsurers. Acquisition costs also included ceding commissions paid by the Company in connection with assuming business from other financial guarantors. Acquisition costs, net of ceding commissions received, related to non-derivative insured financial guarantee transactions are deferred and amortized over the period in which the related premiums are earned.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Fee and Reimbursement Revenue Recognition

The Company collects insurance related fees for services performed in connection with certain transactions. Depending upon the type of fee received and whether it is related to an insurance policy, the fee is earned when the related services are completed and the fee is received. Types of fees include work, waiver and consent, and termination fees. The Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) in the first quarter of 2018 that amends the accounting guidance for recognizing revenue related to fees and reimbursements based on the completion of the performance obligation. The adoption of ASU 2014-09 did not affect the time of recognition or the measurement of fee and reimbursements revenue.

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

Income Taxes

Deferred income taxes are recorded with respect to loss carryforwards and temporary differences between the tax bases of assets and liabilities and the reported amounts in the Company’s financial statements that will result in deductible or taxable amounts in future years when the reported amounts of assets and liabilities are recovered or settled. Such temporary differences relate principally to net operating losses (“NOLs”), accrued surplus note interest, loss reserve deductions, premium revenue recognition, deferred acquisition costs, asset impairments and foreign tax credits. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates in the period in which changes are approved by the relevant authority.

MBIA Inc. and its eligible U.S. subsidiaries file a consolidated federal income tax return. The U.S. income taxes are allocated based on the provisions of the Company’s tax sharing agreement which governs the intercompany settlement of tax obligations and benefits. The method of allocation between the members is based upon calculations as if each member filed a separate tax return on its own. Under the Company’s tax sharing agreement, each member with a NOL will receive the benefits of its tax losses and credits as it is able to earn them out in the future.

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

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Revenue from Contracts with Customers (Topic 606) (ASU 2014-09) and Deferral of the Effective Date (ASU 2015-14)

In May of 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09. ASU 2014-09 amends the accounting guidance for recognizing revenue for the transfer of goods or services from contracts with customers unless those contracts are within the scope of other accounting standards. ASU 2014-09 does not apply to financial guarantee insurance contracts within the scope of Topic 944, “Financial Services — Insurance.” In August of 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)—Deferral of the Effective Date.” ASU 2015-14 defers the effective date of ASU 2014-09 to interim and annual periods beginning January 1, 2018, and is applied on a retrospective or modified retrospective basis. The Company adopted ASU 2014-09 in the first quarter of 2018 and the adoption of ASU 2014-09 did not affect the Company’s consolidated financial statements.

Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01)

In January of 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires certain equity investments other than those accounted for under the equity method of accounting or result in consolidation of the investee to be measured at fair value with changes in fair value recognized in net income, and permits an entity to measure equity investments that do not have readily determinable fair values at cost less any impairment plus or minus adjustments for certain changes in observable prices. An entity is also required to evaluate the need for a valuation allowance on a deferred tax asset related to AFS debt securities in combination with the entity’s other deferred tax assets. ASU 2016-01 requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability that results from a change in the instrument-specific credit risk for financial liabilities that the entity has elected to measure at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 was effective for interim and annual periods beginning January 1, 2018. As such, the Company reclassed a loss of $162 million from retained earnings to AOCI related to the instrument-specific credit risk portion of financial liabilities measured at fair value in accordance with the fair value option. In addition, the Company reclassed net unrealized gains of $2 million from AOCI to retained earnings related to equity investments. As of December 31, 2018 and 2017, the Company had a full valuation allowance against its deferred tax asset.

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

The Company plans to adopt ASU 2016-02 in its entirety in the first quarter of 2019, using an additional (and optional) modified retrospective transition approach and will recognize and measure all leases that exist at the adoption date. Comparative periods will be presented in accordance with Topic 840, Leases, and do not include any retrospective adjustments to comparative periods to reflect the adoption of ASU 2016-02. Based on the Company’s leases as of January 1, 2019, the Company expects to record a right-of-use asset and lease liability of $23 million. The gross up of the assets and liabilities does not have a cumulative effect adjustment to the opening balance of retained earnings and does not impact the Company’s statement of operations. Refer to “Note 20: Commitments and Contingencies” for information about the Company’s lease commitments.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Variable Interest Entities (continued)

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $1.7 billion as of December 31, 2018, and $3.2 billion and $2.3 billion, respectively, as of December 31, 2017. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. In 2018, the Court overseeing the Zohar Funds Bankruptcy Cases approved the Zohar Bankruptcy Settlement, which concerned two entities that the Company had consolidated as VIEs. As a result, the Company deconsolidated these two VIEs and recorded a $93 million loss within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statement of operations. The loss resulted from the difference between the fair value of the VIE assets that were deconsolidated and the Company’s current estimate of salvage and subrogation recoveries from those VIEs under insurance accounting. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information about the Zohar Bankruptcy Settlement. In 2018, eight other VIEs were deconsolidated. No additional VIEs were consolidated during the year ended December 31, 2018.

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

Nonconsolidated VIEs

The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of December 31, 2018 and 2017. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	December 31, 2018
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)
Insurance:
Global structured finance:
Mortgage-backed residential	$3,103	$17	$19	$128	$17	$345
Mortgage-backed commercial	52	—	—	—	—	—
Consumer asset-backed	560	—	3	1	2	12
Corporate asset-backed	1,338	—	9	858	10	—

Total global structured finance	5,053	17	31	987	29	357
Global public finance	2,231	—	9	—	12	—

Total insurance	$7,284	$17	$40	$987	$41	$357

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Variable Interest Entities (continued)

	December 31, 2017
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)
Insurance:
Global structured finance:
Mortgage-backed residential	$3,741	$19	$22	$172	$20	$396
Mortgage-backed commercial	94	—	—	—	—	—
Consumer asset-backed	981	—	4	1	3	10
Corporate asset-backed	1,645	—	13	—	14	—

Total global structured finance	6,461	19	39	173	37	406
Global public finance	2,524	—	10	—	14	—

Total insurance	$8,985	$19	$49	$173	$51	$406

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

As of December 31, 2018 and 2017, premiums receivable were $296 million and $369 million, respectively, primarily related to installment policies for which premiums will be collected over the estimated term of the contracts. Premiums receivable for an installment policy is initially measured at the present value of premiums expected to be collected over the expected period or contract period of the policy using a risk-free discount rate. Premiums receivable for policies that use the expected period of risk due to expected prepayments are adjusted in subsequent measurement periods when prepayment assumptions change using the risk-free discount rate as of the remeasurement date. Premiums receivable also includes the current amount of premiums due from installment policies insuring consolidated VIEs when the premiums are payable by third-parties on behalf of the consolidated VIEs.

The Company evaluates whether any premiums receivable are uncollectible at each balance sheet date. If the Company determines that premiums are uncollectible, it records a write-off of such amounts in current earnings. The majority of the Company’s premiums receivable consists of the present values of future installment premiums that are not yet billed or due, primarily from structured finance transactions. Given that premiums due to MBIA typically have priority over most other payment obligations of structured finance transactions, the Company determined that the amount of uncollectible premiums as of December 31, 2018 and 2017 was insignificant.

As of December 31, 2018 and 2017, the weighted average risk-free rates used to discount future installment premiums were 3% and 2.8%, respectively, and the weighted average expected collection term of the premiums receivable was 9.59 years and 9.45 years, respectively. As of December 31, 2018 and 2017, reinsurance premiums payable was $20 million and $25 million, respectively, and is included in “Other liabilities” in the Company’s consolidated balance sheets. The reinsurance premiums payable is accreted and paid to reinsurers as premiums due to MBIA are accreted and collected.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Insurance Premiums (continued)

The following tables present a roll forward of the Company’s premiums receivable for the years ended December 31, 2018 and 2017.

In millions			Adjustments
Premiums Receivable as of December 31, 2017	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount (1)	Other (2)	Premiums Receivable as of December 31, 2018
$ 369	$(74)	$—	$2	$9	$(10)	$296

(1)—Recorded within premiums earned on MBIA’s consolidated statement of operations.

(2)—Primarily consists of realized gains due to changes in foreign currency exchange rates.

In millions			Adjustments
Premiums Receivable as of December 31, 2016	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount (1)	Other (2)	Premiums Receivable as of December 31, 2017
$ 409	$(50)	$3	$(15)	$10	$12	$369

(1)—Recorded within premiums earned on MBIA’s consolidated statement of operations.

(2)—Primarily consists of realized gains due to changes in foreign currency exchange rates.

The following table presents the undiscounted future amount of premiums expected to be collected and the period in which those collections are expected to occur:

In millions	Expected Collection of Premiums
Three months ending:
March 31, 2019	$4
June 30, 2019	12
September 30, 2019	6
December 31, 2019	12

Twelve months ending:
December 31, 2020	32
December 31, 2021	30
December 31, 2022	26
December 31, 2023	23

Five years ending:
December 31, 2028	86
December 31, 2033	54
December 31, 2038 and thereafter	72

Total	$357

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Insurance Premiums (continued)

The following table presents the unearned premium revenue balance and future expected premium earnings as of and for the periods presented:

In millions	Unearned Premium Revenue	Expected Future Premium Earnings		Accretion	Total Expected Future Premium Earnings
		Upfront	Installments
December 31, 2018	$587

Three months ending:
March 31, 2019	569	$9	$9	$2	$20
June 30, 2019	552	9	8	2	19
September 30, 2019	535	9	8	2	19
December 31, 2019	518	9	8	2	19

Twelve months ending:
December 31, 2020	456	32	30	7	69
December 31, 2021	401	28	27	6	61
December 31, 2022	352	25	24	6	55
December 31, 2023	309	22	21	5	48

Five years ending:
December 31, 2028	158	81	70	20	171
December 31, 2033	79	42	37	12	91
December 31, 2038 and thereafter	—	33	46	11	90

Total		$299	$288	$75	$662

Note 6: Loss and Loss Adjustment Expense Reserves

The Company’s insured portfolio management groups within its U.S. public finance insurance and international and structured finance insurance businesses (collectively, “IPM”) monitor the Company’s outstanding insured obligations with the objective of minimizing losses. IPM meets this objective by identifying issuers that, because of deterioration in credit quality or changes in the economic, regulatory or political environment, are at a heightened risk of defaulting on debt service of obligations insured by the Company. In such cases, IPM works with the issuer, trustee, bond counsel, servicer, underwriter and other interested parties in an attempt to alleviate or remedy the problem and avoid defaults on debt service payments. The Company typically requires the issuer, servicer (if applicable) and the trustee of insured obligations to furnish periodic financial and asset-related information, including audited financial statements, to IPM for review. IPM also monitors publicly available information related to insured obligations. Potential problems uncovered through this review, such as poor financial results, low fund balances, covenant or trigger violations and trustee or servicer problems, or other events that could have an adverse impact on the insured obligation, could result in an immediate surveillance review and an evaluation of possible remedial actions. IPM also monitors and evaluates the impact on issuers of general economic conditions, current and proposed legislation and regulations, political developments, as well as sovereign, state and municipal finances and budget developments.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Remediation actions may involve, among other things, waivers or renegotiations of financial covenants or triggers, waivers of contractual provisions, the granting of consents, transfer of servicing, consideration of restructuring plans, acceleration, security or collateral enforcement, actions in bankruptcy or receivership, litigation and similar actions. The types of remedial actions pursued are based on the insured obligation’s risk type and the nature and scope of the event giving rise to the remediation. As part of any such remedial actions, the Company seeks to improve its security position and to obtain concessions from the issuer of the insured obligation. From time to time, the issuer of an insured obligation by the Company may, with the consent of the Company, restructure the insured obligation by extending the term, increasing or decreasing the par amount or decreasing the related interest rate, with the Company insuring the restructured obligation.

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

“Classified List”—Includes all insured obligations where the Company has paid a claim or where a claim payment is expected. It also includes insured obligations where a significant LAE payment has been made, or is expected to be made, to mitigate a claim payment. This may include property improvements, bond purchases and commutation payments. Generally, IPM is actively remediating these credits where possible, including restructurings through legal proceedings, usually with the assistance of specialist counsel and advisors.

In establishing case basis loss reserves, the Company calculates the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and the weighted average remaining life of the insurance contract as required by accounting principles for financial guarantee contracts. Yields on U.S. Treasury offerings are used to discount loss reserves denominated in U.S. dollars, which represent the majority of the loss reserves. Similarly, yields on foreign government offerings are used to discount loss reserves denominated in currencies other than the U.S. dollar. If the Company were to apply different discount rates, its case basis reserves may have been higher or lower than those established as of December 31, 2018. For example, a higher discount rate applied to expected future payments would have decreased the amount of a case basis reserve established by the Company and a lower rate would have increased the amount of a reserve established by the Company. Similarly, a higher discount rate applied to the potential future recoveries would have decreased the amount of a loss recoverable established by the Company and a lower rate would have increased the amount of a loss recoverable established by the Company.

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

RMBS Case Basis Reserves (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies, excluding those on consolidated VIEs. The Company’s first-lien RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company’s second-lien RMBS case basis reserves relate to RMBS backed by home equity lines of credit and closed-end second mortgages. The Company calculated RMBS case basis reserves as of December 31, 2018 for both first and second-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. “Roll Rate” is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off or liquidated. Generally, Roll Rates are calculated for the previous twelve months and averaged. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses. Additional data used for both second and first-liens include historic averages of deal specific voluntary prepayment rates, forward projections of the London Interbank Offered Rate (“LIBOR”) interest rates, and historic averages of deal-specific loss severities. In addition, for second-lien RMBS backed by home equity lines of credit, the Company assumes a constant basis spread between Prime and LIBOR interest rates.

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

Once a claim payment has been made, the claim liability has been satisfied and the Company’s right to recovery is no longer considered an offset to future expected claim payments, the right to recovery is recorded as a salvage asset. The amount of recoveries recorded by the Company is limited to paid claims plus the present value of projected estimated future claim payments. As claim payments are made, the recorded amount of potential recoveries may exceed the remaining amount of the claim liability for a given policy. The gross claim liability and gross potential recoveries reflect the elimination of claim liabilities and potential recoveries related to VIEs consolidated by the Company.

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

CDO Reserves and Recoveries

The Company also has loss and LAE reserves on certain transactions within its CDO portfolio, primarily its multi-sector CDO asset class that was insured in the form of financial guarantee policies. MBIA’s insured multi-sector CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes, but are not limited to, RMBS-related collateral, multi-sector and corporate CDOs).

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

Zohar Recoveries

MBIA Corp. will seek to recover the payments it made (plus interest and expenses) with respect to Zohar I and Zohar II. MBIA Corp. anticipates that the primary source of the recoveries will come from the monetization of the Zohar Assets as anticipated in the Zohar Bankruptcy Settlement. Since the second quarter of 2018, the Company no longer consolidates the Zohar funds as VIEs and estimated recoveries from Zohar I and Zohar II are included in “Insurance loss recoverable” on the Company’s consolidated balance sheets. As of December 31, 2017, the fair value of the assets of Zohar I and Zohar II are included in “Loans receivable and other instruments at fair value” under “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets. Refer to “Note 1: Business Developments and Risks and Uncertainties” for additional information about the estimated Zohar recoveries. Notwithstanding the procedures agreed to in the Zohar Bankruptcy Settlement, there can be no assurance that the value of the Zohar Assets will be sufficient to permit MBIA Corp. to recover all or substantially all of the payments it made on Zohar I and Zohar II.

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

Summary of Loss and LAE Reserves and Recoveries

The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidated VIEs, which are included in the Company’s consolidated balance sheets as of December 31, 2018 and 2017 are presented in the following table:

	As of December 31, 2018		As of December 31, 2017
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves	Insurance loss recoverable	Loss and LAE reserves
U.S. Public Finance Insurance	$571	$551	$333	$512
International and Structured Finance Insurance:
Before VIE eliminations(1)	1,430	637	1,478	710
VIE eliminations(1)	(437)	(254)	(1,300)	(243)

Total international and structured finance insurance	993	383	178	467

Total	$1,564	$934	$511	$979

(1)—Includes loan repurchase commitments of $418 million and $407 million as of December 31, 2018 and 2017, respectively.

Changes in Loss and LAE Reserves

The following table presents changes in the Company’s loss and LAE reserves for the years ended December 31, 2018 and 2017. Changes in loss reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in amount and timing of estimated claim payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of December 31, 2018, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 2.79%. LAE reserves are generally expected to be settled within a one-year period and are not discounted. As of December 31, 2018 and 2017, the Company’s gross loss and LAE reserves included $60 million and $66 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2018
Gross Loss and LAE Reserves as of December 31, 2017	Loss Payments	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Gross Loss and LAE Reserves as of December 31, 2018
$ 979	$(354)	$26	$13	$261	$15	$(6)	$934

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2017
Gross Loss and LAE Reserves as of December 31, 2016	Loss Payments(1)	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other(2)	Gross Loss and LAE Reserves as of December 31, 2017
$ 541	$(1,069)	$12	$15	$661	$(30)	$6	$843	$979

(1)—Includes payments made to satisfy the Zohar II Claim.

(2)—Primarily changes in the amount to satisfy the Zohar II Claim.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The decrease in the Company’s gross loss and LAE reserves during 2018 was primarily related to insured RMBS and other insured financial guarantee transactions, partially offset by additional net incurred losses on certain Puerto Rico exposures.

The increase in the Company’s gross loss and LAE reserves during 2017 was primarily related to increases due to changes in assumptions on certain Puerto Rico exposures.

Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the years ended December 31, 2018 and 2017. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Year Ended December 31, 2018
In millions	Gross Reserve as of December 31, 2017	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions		Changes in LAE Recoveries	Other(1)	Gross Reserve as of December 31, 2018
Insurance loss recoverable	$511	$(56)	$25	$(13)	$1,099	(2)	$—	$(2)	$1,564
Recoveries on unpaid losses (3)	35	—	1	(1)	(8)		(8)	—	19

Total	$546	$(56)	$26	$(14)	$1,091		$(8)	$(2)	$1,583

(1)—Primarily changes in amount and timing of collections.

(2)—Includes amounts which have been paid and are expected to be recovered in the future.

(3)—Excludes certain Puerto Rico recoveries which have been netted against reserves.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Year Ended December 31, 2017
In millions	Gross Reserve as of December 31, 2016	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Changes in LAE Recoveries	Other(1)	Gross Reserve as of December 31, 2017
Insurance loss recoverable	$504	$(124)	$10	$2	$113	$—	$6	$511
Recoveries on unpaid losses (2)	79	—	1	1	(45)	(1)	—	35

Total	$583	$(124)	$11	$3	$68	$(1)	$6	$546

(1)—Primarily changes in amount and timing of collections.

(2)—Excludes certain Puerto Rico recoveries which have been netted against reserves.

The increase in the Company’s insurance loss recoverable during 2018 was primarily due to the re-establishment of recoveries for Zohar I and Zohar II upon deconsolidation during 2018 and anticipated recoveries of claims paid on certain Puerto Rico credits.

The increase in the Company’s insurance loss recoverable during 2017 was primarily due to losses paid on certain Puerto Rico credits offset by a decrease in insured RMBS transactions. The decrease in the RMBS insurance loss recoverable was primarily related to the collection of mortgage insurance from the settlement of litigation involving Old Republic Insurance Corporation and a decrease in expected recoveries from first-lien RMBS transactions. The decrease in the Company’s recoveries on unpaid losses is primarily related to insured RMBS transactions.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Loss and LAE Activity

For 2018, losses and LAE incurred primarily related to increases in expected payments on Puerto Rico exposures, partially offset by a decrease in expected payments on second-lien RMBS transactions and an increase in expected collections from CDOs.

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

For 2016, loss and LAE primarily related to increases in actual and expected payments on certain Puerto Rico exposures and insured first and second-lien RMBS transactions and decreases in projected collections from excess spread within insured second-lien RMBS transactions. These were partially offset by increases in recoveries of actual and expected payments on certain Puerto Rico exposures and decreases in actual and expected payments on CDOs.

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the years ended 2018, 2017 and 2016, gross LAE related to remediating insured obligations were $23 million, $42 million and $48 million, respectively.

Surveillance Categories

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2018:

	Surveillance Categories
	Caution	Caution	Caution
	List	List	List	Classified
$ in millions	Low	Medium	High	List	Total
Number of policies	50	18	—	232	300
Number of issues(1)	16	4	—	101	121
Remaining weighted average contract period (in years)	6.7	8.0	—	9.7	8.9
Gross insured contractual payments outstanding:(2)
Principal	$1,604	$249	$—	$5,353	$7,206
Interest	2,118	123	—	5,414	7,655

Total	$3,722	$372	$—	$10,767	$14,861

Gross Claim Liability(3)	$—	$—	$—	$977	$977
Less:
Gross Potential Recoveries(4)	—	—	—	2,255	2,255
Discount, net(5)	—	—	—	(670)	(670)

Net claim liability (recoverable)	$—	$—	$—	$(608)	$(608)

Unearned premium revenue	$5	$4	$—	$63	$72
Reinsurance recoverable on paid and unpaid losses(6)					$21

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

(6)—Included in “Other assets” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2017:

	Surveillance Categories
	Caution List	Caution List	Caution List	Classified
$ in millions	Low	Medium	High	List	Total
Number of policies	89	5	1	280	375
Number of issues(1)	20	4	1	119	144
Remaining weighted average contract period (in years)	7.4	4.3	8.7	9.7	8.9
Gross insured contractual payments outstanding:(2)
Principal	$2,764	$13	$104	$6,083	$8,964
Interest	2,676	3	46	5,756	8,481

Total	$5,440	$16	$150	$11,839	$17,445

Gross Claim Liability(3)	$—	$—	$—	$1,082	$1,082
Less:
Gross Potential Recoveries(4)	—	—	—	782	782
Discount, net(5)	—	—	—	(178)	(178)

Net claim liability (recoverable)	$—	$—	$—	$478	$478

Unearned premium revenue	$9	$—	$4	$77	$90
Reinsurance recoverable on paid and unpaid losses(6)					$17

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

(5)—Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

(6)—Included in “Other assets” on the Company’s consolidated balance sheets.

The change from a net claim liability as of December 31, 2017 to a net claim recoverable as of December 31, 2018 is due to the deconsolidation of the Zohar funds as VIEs and the recording of estimated recoveries from Zohar I and Zohar II in 2018 within “Insurance loss recoverable” on the Company’s consolidated balance sheet. As of December 31, 2017, gross potential recoveries exclude the recoveries of Zohar I and Zohar II that are included in “Loans receivable and other instruments at fair value” which are presented in “Assets of consolidated variable interest entities” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments

Fair Value Measurement

Financial Assets

Financial assets held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically, the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company, along with its third-party portfolio manager, reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company and its third-party portfolio manager believe a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, its third-party portfolio manager will obtain a price from another third-party provider or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of December 31, 2018 or 2017. All challenges to third-party prices are reviewed by staff of the Company as well as its third-party portfolio manager with relevant expertise to ensure reasonableness of assumptions. A pricing analysis is reviewed and approved by the Company’s valuation committee.

Financial Liabilities (excluding derivative liabilities)

Financial liabilities, excluding derivative liabilities, issued by the Company primarily consist of debt issued for general corporate purposes within its corporate segment, MTNs, investment agreements and debt issued by consolidated VIEs. The majority of the financial liabilities that the Company has elected to fair value or that require fair value reporting or disclosures are valued based on the estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for similar products. These valuations include adjustments for expected nonperformance risk of the Company.

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

Internal Review Process

All significant financial assets and liabilities are reviewed by the valuation committee to ensure compliance with the Company’s policies and risk procedures in the development of fair values of financial assets and liabilities. The valuation committee reviews, among other things, key assumptions used for internally developed prices, significant changes in sources and uses of inputs, including changes in model approaches, and any adjustments from third-party inputs or prices to internally developed inputs or prices. The committee also reviews any significant impairment or improvements in fair values of the financial instruments from prior periods. The committee is comprised of senior finance and other team members with relevant experience in the financial instruments the committee is responsible for. The committee documents its agreement with the fair value measurements reported in the Company’s consolidated financial statements.

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

The investment in money market securities was also measured at fair value by applying the net asset value per share practical expedient. These funds are backed by high quality, very liquid short-term instruments and the probability is remote that the funds would be sold for a value other than net asset value.

Investments based on quoted market prices of identical investments in active markets are classified as Level 1 of the fair value hierarchy. Level 1 investments generally consist of U.S. Treasury and government agency and perpetual debt and equity securities. Quoted market prices of investments in less active markets, as well as investments which are valued based on other than quoted prices for which the inputs are observable, such as interest rate yield curves, are categorized in Level 2 of the fair value hierarchy. Investments that contain significant inputs that are not observable are categorized as Level 3.

Cash and Cash Equivalents

The carrying amounts of cash and cash equivalents approximate fair value due to the short-term nature and credit worthiness of these instruments and are categorized in Level 1 of the fair value hierarchy.

Loans Receivable and Other Instruments at Fair Value

Loans receivable and other instruments at fair value are comprised of loans and other instruments held by consolidated VIEs consisting of residential mortgage and corporate loans and other instruments. Fair values of residential mortgage loans are determined using quoted prices for MBS issued by the respective VIE and adjusted for the fair values of the financial guarantees provided by MBIA Corp. on the related MBS. The fair values of the financial guarantees consider expected claim payments, net of recoveries, under MBIA Corp.’s policies. Fair values of corporate loans and other instruments, which are to privately held companies, are based on methodologies that generally use comparable EBITDA multiples and the most current available EBITDAs.

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

Other Liabilities

Stock warrants issued by the Company are valued using the Black-Scholes model and are recorded at fair value. Inputs into the warrant valuation include the Company’s stock price, the strike price of the warrant, time to expiration, a volatility parameter, interest rates, and dividend data. As all significant inputs are market-based and observable, warrants are categorized in Level 2 of the fair value hierarchy. As of December 31, 2018, there were no warrants outstanding.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017.

In millions	Fair Value as of December 31, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable and other instruments at fair value	$172	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee(1)	-17%—75% (7%)
Loan repurchase commitments	418	Discounted cash flow	Recovery rates(2)
			Breach rates(2)
Liabilities of consolidated VIEs:
Variable interest entity notes	366	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0%—63% (39%)
Credit derivative liabilities:
CMBS	33	Direct Price Model	Nonperformance risk	54%—54% (54%)
Other derivative liabilities	7	Discounted cash flow	Cash flows	$0—$49 ($25) (3)

(1)—Negative percentage represents financial guarantee policies in a receivable position.

(2)—Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(3)—Midpoint of cash flows are used for the weighted average.

In millions	Fair Value as of December 31, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable and other instruments at fair value	$1,679	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee(1)	-25%—35% (-2%)
		Multiples of EBITDA	Multiples(2)
Loan repurchase commitments	407	Discounted cash flow	Recovery rates(3)
			Breach rates(3)
Liabilities of consolidated VIEs:
Variable interest entity notes	406	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0%—60% (36%)
Credit derivative liabilities:
CMBS	63	Direct Price Model	Nonperformance risk	54%—54% (54%)
Other derivative liabilities	4	Discounted cash flow	Cash flows	$0—$49 ($25)(4)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Sensitivity of Significant Unobservable Inputs

As of December 31, 2018, the significant unobservable input used in the fair value measurement of the Company’s residential loans receivable at fair value of consolidated VIEs is the impact of the financial guarantee. The fair value of residential loans receivable is calculated by subtracting the value of the financial guarantee from the market value of VIE liabilities. The value of a financial guarantee is estimated by the Company as the present value of expected cash payments, net of recoveries, under the policy. If there is a lower expected cash flow on the underlying loans receivable of the VIE, the value of the financial guarantee provided by the Company under the insurance policy increases. This results in a lower fair value of the residential loans receivable in relation to the obligations of the VIE. In addition to the impact of the financial guarantee, as of December 31, 2017, the fair value of corporate loans receivable and other instruments also includes certain methodologies using multiples of EBITDA. Multiples are external factors that are considered when determining the fair values of corporate loans. These loans are to privately held companies for which the Company has limited information.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of December 31, 2018 and 2017:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Balance as of December 31, 2018
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$1,028	$90	$—		$1,118
State and municipal bonds	—	728	—		728
Foreign governments	—	9	—		9
Corporate obligations	—	1,410	—		1,410
Mortgage-backed securities:
Residential mortgage-backed agency	—	219	—		219
Residential mortgage-backed non-agency	—	28	—		28
Commercial mortgage-backed	—	47	7	(1)	54
Asset-backed securities:
Collateralized debt obligations	—	121	—		121
Other asset-backed	—	181	3	(1)	184

Total fixed-maturity investments	1,028	2,833	10		3,871
Money market securities	—	—	—		67	(2)
Perpetual debt and equity securities	23	35	—		58
Fixed-income fund	—	—	—		75	(2)
Cash and cash equivalents	222	—	—		222
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	—	2	—		2

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Balance as of December 31, 2018
Assets of consolidated VIEs:
Corporate obligations	—	9	5	(1)	14
Mortgage-backed securities:
Residential mortgage-backed non-agency	—	92	—		92
Commercial mortgage-backed	—	34	—		34
Asset-backed securities:
Collateralized debt obligations	—	6	1	(1)	7
Other asset-backed	—	10	—		10
Cash	58	—	—		58
Loans receivable and other instruments at fair value:
Residential loans receivable	—	—	172		172
Loan repurchase commitments	—	—	418		418
Other assets:
Currency derivatives	—	—	17	(1)	17
Other	—	—	14	(1)	14

Total assets	$1,331	$3,021	$637		$5,131

Liabilities:
Medium-term notes	$—	$—	$102	(1)	$102
Derivative liabilities:
Insured derivatives:
Credit derivatives	—	2	33		35
Non-insured derivatives:
Interest rate derivatives	—	157	—		157
Other	—	—	7		7
Other liabilities:
Other payable	—	—	5	(1)	5
Liabilities of consolidated VIEs:
Variable interest entity notes	—	114	366		480

Total liabilities	$—	$273	$513		$786

(1)—Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

(2)—Investment that was measured at fair value by applying the net asset value per share practical expedient, and was required not to be classified in the fair value hierarchy.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Balance as of December 31, 2017
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$1,256	$96	$—		$1,352
State and municipal bonds	—	858	—		858
Foreign governments	—	10	—		10
Corporate obligations	—	1,338	2	(1)	1,340
Mortgage-backed securities:
Residential mortgage-backed agency	—	368	—		368
Residential mortgage-backed non-agency	—	32	—		32
Commercial mortgage-backed	—	60	7	(1)	67
Asset-backed securities:
Collateralized debt obligations	—	118	—		118
Other asset-backed	—	178	5	(1)	183

Total fixed-maturity investments	1,256	3,058	14		4,328
Money market securities	180	—	—		180
Perpetual debt and equity securities	26	37	—		63
Fixed-income fund	—	—	—		82	(2)
Cash and cash equivalents	122	—	—		122
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	—	2	—		2

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Balance as of December 31, 2017
Assets of consolidated VIEs:
Corporate obligations	—	19	—		19
Mortgage-backed securities:
Residential mortgage-backed non-agency	—	108	—		108
Commercial mortgage-backed	—	30	6	(1)	36
Asset-backed securities:
Collateralized debt obligations	—	8	1	(1)	9
Other asset-backed	—	10	—		10
Cash	24	—	—		24
Loans receivable and other instruments at fair value:
Residential loans receivable	—	—	759		759
Corporate loans receivable and other instruments	—	—	920		920
Loan repurchase commitments	—	—	407		407
Other assets:
Currency derivatives	—	—	19	(1)	19
Other	—	—	14	(1)	14

Total assets	$1,608	$3,272	$2,140		$7,102

Liabilities:
Medium-term notes	$—	$—	$115	(1)	$115
Derivative liabilities:
Insured derivatives:
Credit derivatives	—	2	63		65
Non-insured derivatives:
Interest rate derivatives	—	193	—		193
Other	—	—	4		4
Other liabilities:
Warrants	—	6	—		6
Other payable	—	—	7	(1)	7
Liabilities of consolidated VIEs:
Variable interest entity notes	—	663	406		1,069

Total liabilities	$—	$864	$595		$1,459

(1)—Unobservable inputs are either not developed by the Company or do not significantly impact the overall fair values of the aggregate financial assets and liabilities.

(2)—Investment that was measured at fair value by applying the net asset value per share practical expedient, and was required not to be classified in the fair value hierarchy.

Level 3 assets at fair value as of December 31, 2018 and 2017 represented approximately 12% and 30%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of December 31, 2018 and 2017 represented approximately 65% and 41%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of December 31, 2018 and 2017:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2018	Carry Value Balance as of December 31, 2018
Assets:
Other investments	$—	$1	$—	$1	$1
Assets of consolidated VIEs:
Investments held-to-maturity	—	—	925	925	890

Total assets	$—	$1	$925	$926	$891

Liabilities:
Long-term debt	$—	$1,101	$—	$1,101	$2,249
Medium-term notes	—	—	422	422	620
Investment agreements	—	—	388	388	311
Liabilities of consolidated VIEs:
Variable interest entity notes	—	378	925	1,303	1,264

Total liabilities	$—	$1,479	$1,735	$3,214	$4,444

Financial Guarantees:
Gross liability (recoverable)	$—	$—	$993	$993	$(43)
Ceded	—	—	65	65	35

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2017	Carry Value Balance as of December 31, 2017
Assets:
Other investments	$—	$2	$—	$2	$2
Assets of consolidated VIEs:
Investments held-to-maturity	—	—	916	916	890

Total assets	$—	$2	$916	$918	$892

Liabilities:
Long-term debt	$—	$1,002	$—	$1,002	$2,121
Medium-term notes	—	—	406	406	650
Investment agreements	—	—	433	433	337
Liabilities of consolidated VIEs:
Variable interest entity notes	—	352	916	1,268	1,220

Total liabilities	$—	$1,354	$1,755	$3,109	$4,328

Financial Guarantees:
Gross liability	$—	$—	$1,785	$1,785	$1,220
Ceded	—	—	61	61	39

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the years ended December 31, 2018 and 2017:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2018

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2018
Assets:
Corporate obligations	$2	$—	$—	$—	$—	$—	$—	$—	$—	$—	$(2)	$—	$—
Commercial mortgage-backed	7	—	—	—	—	—	—	—	—	7	(7)	7	—
Other asset-backed	5	—	—	(1)	—	5	—	(1)	(3)	—	(2)	3	—
Assets of consolidated VIEs:
Corporate obligations	—	—	—	—	—	—	—	(1)	—	6	—	5	—
Commercial mortgage-backed	6	—	—	—	—	—	—	—	—	—	(6)	—	—
Collateralized debt obligations	1	—	—	—	—	—	—	—	—	—	—	1	—
Loans receivable-residential	759	—	14	—	—	—	—	(114)	(487)	—	—	172	(22)
Loans receivable and other instruments-corporate	920	—	11	—	—	—	—	(6)	(925)	—	—	—	—
Loan repurchase commitments	407	—	11	—	—	—	—	—	—	—	—	418	11
Currency derivatives	19	—	(2)	—	—	—	—	—	—	—	—	17	(2)
Other	14	—	—	—	—	—	—	—	—	—	—	14	—

Total assets	$2,140	$—	$34	$(1)	$—	$5	$—	$(122)	$(1,415)	$13	$(17)	$637	$(13)

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in Credit Risk in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of December 31, 2018
Liabilities:
Medium-term notes	$115	$(9)	$(1)	$55	$(10)	$—	$—	$(48)	$—	$—	$—	$102	$(11)
Credit derivatives	63	56	(30)	—	—	—	—	(56)	—	—	—	33	(30)
Other derivatives	4	—	3	—	—	—	—	—	—	—	—	7	3
Other payable	7	—	1	—	—	—	—	(3)	—	—	—	5	1
Liabilities of consolidated VIEs:
VIE notes	406	39	(30)	(20)	—	—	8	(37)	—	—	—	366	(30)

Total liabilities	$595	$86	$(57)	$35	$(10)	$—	$8	$(144)	$—	$—	$—	$513	$(67)

(1)—Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2017

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2017
Assets:
Corporate obligations	$2	$—	$—	$—	$—	$1	$—	$—	$—	$—	$(1)	$2	$—
Commercial mortgage-backed	—	—	—	—	—	—	—	—	—	14	(7)	7	—
Collateralized debt obligations	15	—	—	—	—	—	—	(7)	—	—	(8)	—	—
Other asset-backed	44	—	—	2	—	—	—	(41)	—	—	—	5	—
State and municipal bonds	—	—	—	—	—	—	—	—	—	1	(1)	—	—
Assets of consolidated VIEs:
Corporate obligations	—	—	—	—	—	—	—	(2)	—	6	(4)	—	—
Commercial mortgage-backed	—	—	—	—	—	—	—	—	(3)	9	—	6	—
Collateralized debt obligations	1	—	—	—	—	—	—	—	—	—	—	1	—
Other asset-backed	1	—	—	—	—	—	—	—	—	1	(2)	—	—
Loans receivable-residential	916	—	79	—	—	—	—	(236)	—	—	—	759	79
Loans receivable and other instruments-corporate	150	—	89	—	—	719	—	(38)	—	—	—	920	89
Loan repurchase commitments	404	—	3	—	—	—	—	—	—	—	—	407	3
Currency derivatives	19	—	2	—	(2)	—	—	—	—	—	—	19	—
Other	—	—	(3)	—	—	17	—	—	—	—	—	14	(3)

Total assets	$1,552	$—	$170	$2	$(2)	$737	$—	$(324)	$(3)	$31	$(23)	$2,140	$168

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of December 31, 2017
Liabilities:
Medium-term notes	$101	$—	$(1)	$—	$15	$—	$—	$—	$—	$—	$—	$115	$14
Credit derivatives	64	51	(1)	—	—	—	—	(51)	—	—	—	63	1
Other derivatives	20	—	18	—	—	—	—	(34)	—	—	—	4	18
Other payable	—	—	—	—	—	7	—	—	—	—	—	7	—
Liabilities of consolidated VIEs:
VIE notes	476	—	37	—	—	—	—	(56)	(51)	—	—	406	37

Total liabilities	$661	$51	$53	$—	$15	$7	$—	$(141)	$(51)	$—	$—	$595	$70

(1)—Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

For the year ended December 31, 2018, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs. For the year ended December 31, 2018, transfers into Level 3 and out of Level 2 were principally related to CMBS and corporate obligations, where inputs, which are significant to their valuation, became unobservable during the period. CMBS, corporate obligations and other asset-backed comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

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

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the years ended December 31, 2018, 2017 and 2016 are reported on the Company’s consolidated statements of operations as follows:

In millions	Total Gains (Losses) Included in Earnings			Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of December 31,
	2018	2017	2016	2018	2017	2016
Revenues:
Unrealized gains (losses) on insured derivatives	$30	$1	$21	$30	$(1)	$13
Realized gains (losses) and other settlements on insured derivatives	(56)	(51)	(43)	—	—	—
Net gains (losses) on financial instruments at fair value and foreign exchange	17	(32)	1	8	(32)	1
Net investment losses related to other-than-temporary impairments	—	—	(1)	—	—	—
Other net realized gains (losses)	(1)	—	—	(1)	—	—
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	25	131	14	17	131	32

Total	$15	$49	$(8)	$54	$98	$46

Fair Value Option

The Company elected to record at fair value certain financial instruments that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following table presents the gains and (losses) included in the Company’s consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 for financial instruments for which the fair value option was elected:

	Years Ended December 31,
In millions	2018	2017	2016
Investments carried at fair value(1)	$(11)	$8	$7
Fixed-maturity securities held at fair value-VIE(2)	(25)	(22)	(124)
Loans receivable and other instruments at fair value:
Residential mortgage loans(2)	(100)	(158)	(268)
Corporate loans and other instruments(2)	11	52	—
Loan repurchase commitments(2)	12	3	8
Other assets-VIE(2)	—	(3)	—
Medium-term notes(1)	19	(14)	4
Other liabilities(3)	(2)	—	—
Variable interest entity notes(2)	118	230	383

(1)—Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.

(2)—Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.

(3)—Reported within “Other net realized gains (losses)” on MBIA’s consolidated statements of operations.

Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option

As of December 31, 2018, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were a loss of $110 million reported in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the year ended December 31, 2018, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $97 million.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2018 and 2017 for loans and notes for which the fair value option was elected:

	As of December 31, 2018			As of December 31, 2017
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable and other instruments at fair value:
Residential mortgage loans	$168	$164	$4	$732	$727	$5
Residential mortgage loans (90 days or more past due)	153	8	145	170	32	138
Corporate loans and other instruments (90 days or more past due)	—	—	—	1,394	920	474

Total loans receivable and other instruments at fair value	$321	$172	$149	$2,296	$1,679	$617
Variable interest entity notes	$1,295	$480	$815	$1,882	$1,069	$813
Medium-term notes	$114	$102	$12	$180	$115	$65

The difference between the contractual outstanding principal and the fair values on loans receivable and other instruments, VIE notes and MTNs, in the preceding table, are primarily attributable to credit risk. This is due to the high rate of defaults on loans and the collateral supporting the VIE notes and the nonperformance risk of the Company on its MTNs, which resulted in depressed pricing of the financial instruments.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments

Investments, excluding those elected under the fair value option, include debt and equity securities classified as either AFS or HTM.

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and OTTI for AFS and HTM investments in the Company’s consolidated investment portfolio as of December 31, 2018 and 2017:

	December 31, 2018
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$1,093	$26	$(10)	$1,109	$—
State and municipal bonds	641	97	(11)	727	42
Foreign governments	9	—	—	9	—
Corporate obligations	1,473	6	(131)	1,348	(68)
Mortgage-backed securities:
Residential mortgage-backed agency	218	1	(5)	214	—
Residential mortgage-backed non-agency	30	1	(4)	27	—
Commercial mortgage-backed	53	—	(2)	51	—
Asset-backed securities:
Collateralized debt obligations	122	—	(3)	119	—
Other asset-backed	178	—	(1)	177	—

Total AFS investments	$3,817	$131	$(167)	$3,781	$(26)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$890	$35	$—	$925	$—

Total HTM investments	$890	$35	$—	$925	$—

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

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of December 31, 2018. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$820	$831	$—	$—
Due after one year through five years	715	741	—	—
Due after five years through ten years	651	568	—	—
Due after ten years	1,030	1,053	890	925
Mortgage-backed and asset-backed	601	588	—	—

Total fixed-maturity investments	$3,817	$3,781	$890	$925

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of December 31, 2018 and 2017 was $11 million and $10 million, respectively. These deposits are required to comply with state insurance laws.

Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of December 31, 2018 and 2017, the fair value of securities pledged as collateral for these investment agreements approximated $314 million and $353 million, respectively. The Company’s collateral as of December 31, 2018 consisted principally of U.S. Treasury and government agency and state and municipal bonds, and was primarily held with major U.S. banks.

Refer to “Note 9: Derivative Instruments” for information about securities posted to derivative counterparties.

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of December 31, 2018 and 2017:

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$231	$(1)	$278	$(9)	$509	$(10)
State and municipal bonds	60	(1)	135	(10)	195	(11)
Foreign governments	5	—	2	—	7	—
Corporate obligations	900	(41)	335	(90)	1,235	(131)
Mortgage-backed securities:
Residential mortgage-backed agency	29	(1)	118	(4)	147	(5)
Residential mortgage-backed non-agency	2	—	13	(4)	15	(4)
Commercial mortgage-backed	24	—	21	(2)	45	(2)
Asset-backed securities:
Collateralized debt obligations	98	(3)	7	—	105	(3)
Other asset-backed	127	—	35	(1)	162	(1)

Total AFS investments	$1,476	$(47)	$944	$(120)	$2,420	$(167)

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$353	$(1)	$124	$(5)	$477	$(6)
State and municipal bonds	203	(8)	116	(4)	319	(12)
Foreign governments	8	—	—	—	8	—
Corporate obligations	425	(3)	163	(77)	588	(80)
Mortgage-backed securities:
Residential mortgage-backed agency	105	(1)	156	(3)	261	(4)
Residential mortgage-backed non-agency	—	—	14	(4)	14	(4)
Commercial mortgage-backed	27	—	5	—	32	—
Asset-backed securities:
Collateralized debt obligations	12	—	—	—	12	—
Other asset-backed	71	—	39	—	110	—

Total AFS investments	$1,204	$(13)	$617	$(93)	$1,821	$(106)

Gross unrealized losses on AFS investments increased as of December 31, 2018 compared with December 31, 2017 primarily due to higher interest rates and wider credit spreads.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of December 31, 2018 and 2017 was 11 and 12 years, respectively. As of December 31, 2018 and 2017, there were 182 and 133 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 64 and 24 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of December 31, 2018:

	AFS Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	47	$299	$273
> 15% to 25%	11	35	29
> 25% to 50%	3	12	9
> 50%	3	99	30

Total	64	$445	$341

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of December 31, 2018 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

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

Corporate obligation investments are evaluated for OTTI using credit analysis techniques. The Company’s analysis includes a detailed review of a number of quantitative and qualitative factors impacting the value of an individual security. These factors include the interest rate of the security (fixed or floating), the security’s current market spread, any collateral supporting the security, the security’s position in the issuer’s capital structure, and credit rating upgrades or downgrades. Additionally, these factors include an assessment of various issuer-related credit metrics including market capitalization, earnings, cash flow, capitalization, interest coverage, leverage, liquidity and management. The Company’s analysis is augmented by comparing market prices for similar securities of other issuers in the same sector, as well as any recent corporate or government actions that may impact the ultimate return of principal. If the Company determines that a principal default is projected, a recovery analysis is performed using the above data. If the Company’s estimated recovery value for the security is less than its amortized cost, the difference is recorded as an OTTI loss.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following table provides information about securities held by the Company as of December 31, 2018 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve(2)
Mortgage-backed:
MBIA(1)	$13	$(4)	$15
Corporate obligations:
MBIA(1)	81	(8)	—
Other:
Other	1	—	—

Total	$95	$(12)	$15

(1)—Includes investments insured by MBIA Corp. and National.

(2)—Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

Credit Loss Rollforward

The portion of certain OTTI losses on fixed-maturity securities that does not represent credit losses is recognized in AOCI. For these impairments, the net amount recognized in earnings represents the difference between the amortized cost of the security and the net present value of its projected future discounted cash flows prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the OTTI losses was recognized in AOCI, and the corresponding changes in such amounts. The additional credit loss impairments on securities previously impaired for the years ended December 31, 2018, 2017 and 2016, primarily related to a corporate obligation that incurred liquidity concerns, ongoing credit risk and other adverse financial conditions. Also, during 2017, the credit loss impairment on securities not previously impaired related to municipal bonds that were impaired to their recovery value which were further impaired to their fair value, resulting in reductions of such credit loss impairment in the same year.

In millions	Years Ended December 31,
Credit Losses Recognized in Earnings Related to OTTI	2018	2017	2016
Beginning balance	$32	$29	$26
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	11	—
Additions for credit loss impairments recognized in the current period on securities previously impaired	5	5	4
Reductions for credit loss impairments previously recognized on securities sold during the period	—	(2)	(1)
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period	—	(11)	—

Ending balance	$37	$32	$29

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Sales of Available-for-Sale Investments

Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Years Ended December 31,
In millions	2018	2017	2016
Proceeds from sales	$2,117	$2,256	$2,412
Gross realized gains	$6	$40	$84
Gross realized losses	$(19)	$(22)	$(23)

Equity Investments

Unrealized gains and losses recognized on equity investments held as of December 31, 2018 for the year ended December 31, 2018 are as follows:

In millions	Year Ended December 31, 2018
Net gains and (losses) recognized during the period on equity securities	$(4)
Less:
Net gains and (losses) recognized during the period on equity securities sold during the period	1

Unrealized gains and (losses) recognized during the period on equity securities still held as of December 31, 2018	$(5)

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

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of December 31, 2018 and 2017. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

$ in millions	As of December 31, 2018
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	1.0 Years	$—	$—	$—	$—	$70	$70	$(33)
Insured swaps	15.7 Years	—	74	1,463	896	—	2,433	(2)

Total notional		$—	$74	$1,463	$896	$70	$2,503

Total fair value		$—	$—	$(1)	$(1)	$(33)		$(35)

$ in millions	As of December 31, 2017
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	1.0 Years	$—	$—	$—	$—	$127	$127	$(63)
Insured swaps	15.5 Years	—	117	1,818	846	20	2,801	(2)

Total notional		$—	$117	$1,818	$846	$147	$2,928

Total fair value		$—	$—	$(1)	$(1)	$(63)		$(65)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of December 31, 2018 and 2017, the Company did not hold or post cash collateral to derivative counterparties.

As of December 31, 2018 and 2017, the Company had securities with a fair value of $205 million and $237 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheets.

As of December 31, 2018 and 2017, the fair value on one Credit Support Annex (“CSA”) was $2 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of December 31, 2018 and 2017, the counterparty was rated A1 by Moody’s and A+ by S&P.

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

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of December 31, 2018:

In millions		Derivative Assets(1)		Derivative Liabilities(1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$70	Other assets	$—	Derivative liabilities	$(33)
Insured swaps	2,433	Other assets	—	Derivative liabilities	(2)
Interest rate swaps	712	Other assets	2	Derivative liabilities	(157)
Interest rate swaps-embedded	293	Medium-term notes	—	Medium-term notes	(13)
Currency swaps-VIE	62	Other assets-VIE	16	Derivative liabilities-VIE	—
All other	49	Other assets	—	Derivative liabilities	(7)

Total non-designated derivatives	$3,619		$18		$(212)

(1)—In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of December 31, 2017:

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

The following table presents the effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016:

In millions	Location of Gain (Loss) Recognized in Income on Derivative	Years Ended December 31,
Derivatives Not Designated as Hedging Instruments		2018	2017	2016
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$31	$—	$21
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(56)	(51)	(40)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	4	3	(11)
Interest rate swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	—	—	8
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(2)	(1)	9
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(4)	(19)	(2)

Total		$(27)	$(68)	$(15)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Debt

Long-Term Debt

The Company’s long-term debt consists of notes and debentures including accrued interest as follows:

	As of December 31,
In millions	2018	2017
6.400% Senior Notes due 2022(1)	$265	$265
7.000% Debentures due 2025	46	46
7.150% Debentures due 2027	100	100
6.625% Debentures due 2028	141	141
5.700% Senior Notes due 2034(2)	21	21
Surplus Notes due 2033(3)	940	940
Accrued interest	751	624
Debt issuance costs	(15)	(16)

Total	$2,249	$2,121

(1)—Callable on or after August 15, 2006 at par.

(2)—Callable anytime at the greater of par or the present value of the remaining scheduled payments of principal and interest.

(3)—Contractual interest rate is based on three month LIBOR plus 11.26%.

During 2018, National purchased the remaining $44 million principal amount of MBIA Inc. 5.700% Senior Notes due 2034 and $10 million principal amount of MBIA Inc. 7.000% Debentures due 2025 that were previously repurchased by MBIA Inc. and had not been retired. As of December 31, 2018, National owned $308 million principal amount of the 5.700% Senior Notes due 2034 and $10 million principal amount of MBIA Inc. 7.000% Debentures due 2025, and MBIA Inc., through its corporate segment, owned $13 million of MBIA Corp. surplus notes. These amounts are eliminated on a consolidated basis.

Interest and principal payments on the surplus notes are subject to prior approval by the NYSDFS. From the January 15, 2013 interest payment to the present, MBIA Corp.’s requests for approval of the note interest payments have not been approved by the NYSDFS. MBIA Corp. provides notice to the Fiscal Agent when it will not make a scheduled interest payment. The deferred interest payment will become due on the first business day on or after which MBIA Corp. obtains approval to make such payment. No interest will accrue on the deferred interest. The surplus notes were callable at par at the option of MBIA Corp. on the fifth anniversary of the date of issuance, and are callable at par on January 15, 2023 and every fifth anniversary thereafter and are callable on any other date at par plus a make-whole amount, subject to prior approval by the Superintendent and other restrictions. The cash received from the issuance of surplus notes was used for general business purposes and the deferred debt issuance costs are being amortized over the term of the surplus notes.

The aggregate maturities of principal payments of long-term debt obligations in each of the next five years ending December 31, and thereafter, are as follows:

In millions	2019	2020	2021	2022	2023	Thereafter	Total
Corporate debt	$—	$—	$—	$265	$—	$308	$573
Surplus Notes due 2033	—	—	—	—	—	940	940

Total debt obligations due	$—	$—	$—	$265	$—	$1,248	$1,513

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Debt (continued)

Investment agreements have been issued with either fixed or floating interest rates in U.S. dollars. As of December 31, 2018, the annual interest rates on these agreements ranged from 4.78% to 6.88% and the weighted average interest rate was 5.83%. As of December 31, 2017, the annual interest rates on these agreements ranged from 4.74% to 6.88% and the weighted average interest rate was 5.75%. Expected principal payments due under these investment agreements in each of the next five years ending December 31 and thereafter, based upon contractual maturity dates, are as follows:

In millions	Principal Amount
Maturity date:
2019	$7
2020	35
2021	2
2022	2
2023	20
Thereafter (through 2037)	295

Total expected principal payments(1)	$361
Less discount and other adjustments(2)	50

Total	$311

(1)— Amounts reflect principal due at maturity for investment agreements issued at a discount.

(2)—Discount is net of carrying amount adjustment of $4 million and accrued interest adjustment of $5 million.

Medium-Term Notes

MTNs are denominated in U.S. dollars or foreign currencies and accrue interest based on fixed or floating interest rates. Certain MTNs are measured at fair value in accordance with the accounting guidance for hybrid financial instruments. As of December 31, 2018, the interest rates of the MTNs ranged from 0% to 6.00% and the weighted average interest rate was 3.23%. As of December 31, 2017, the interest rates of the MTNs ranged from 0% to 6.00% and the weighted average interest rate was 2.90%. During 2018, the Company repurchased $78 million par value outstanding at a cost of approximately 89% of par value of MTNs issued by the Company’s corporate segment. Expected principal payments due under MTN obligations based on their contractual maturity dates are as follows:

In millions	Principal Amount
Maturity date:
2019	$58
2020	—
2021	—
2022	58
2023	—
Thereafter (through 2036)	835

Total expected principal payments(1)	$951
Less discount and other adjustments(2)	229

Total	$722

(1)—Amounts reflect principal due at maturity for notes issued at a discount.

(2)—Discount is net of carrying amount adjustment of $34 million and accrued interest adjustment of $5 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Debt (continued)

Variable Interest Entity Notes

VIE notes are variable interest rate debt instruments that were issued primarily in U.S. dollars by consolidated VIEs within the Company’s international and structured finance insurance segment. These VIE notes consist of debt instruments issued by issuer-sponsored consolidated VIEs collateralized by assets held by those consolidated VIEs. As of December 31, 2018, for VIE notes not accounted for at fair value, contractual interest rates ranged from 2.81% to 14.00% and the weighted average interest rate was 6.91%. As of December 31, 2017, for VIE notes not accounted for at fair value, contractual interest rates ranged from 1.85% to 14.00% and the weighted average interest rate was 6.01%.

In connection with the Zohar II Claim in January of 2017, MBIA Corp. entered into the Facility. The initial outstanding principal amount of the Facility was $366 million, of which, $38 million of subordinated financing was provided by MBIA Inc. and eliminated in consolidation. As of December 31, 2018 and 2017, the consolidated outstanding amount of the Facility was $373 million and $330 million, respectively. Under the Facility, MBIA Inc. has agreed to provide an additional $50 million subordinated financing to MZ Funding, which MZ Funding would then lend to MBIA Corp., if needed by MBIA Insurance Corporation for liquidity purposes. The Facility is secured by a first priority security interest in all of MBIA Corp.’s right, title and interest in the recovery of its claims from the assets of Zohar I and Zohar II which include, among other things, loans made to, and equity interests in, companies purportedly controlled by the Zohar Sponsor and any claims that the Company may have against the Zohar Sponsor. MBIA Corp. was obligated to pay a commitment fee of $10 million for this facility. The Facility matures on January 20, 2020 and bears interest at 14% per annum. If funds received from MBIA Corp. under the Facility are insufficient to pay interest on interest payment dates, MZ Funding may elect to pay interest in kind, which increases the outstanding principal amount.

The maturity of the principal balances of the Company’s international and structured finance insurance segment’s VIE notes, as of December 31, 2018 is presented in the following table:

In millions	Principal Amount
Maturity date:
2019	$108
2020	396
2021	72
2022	41
2023	13
Thereafter (through 2052)	1,111

Total	$1,741	(1)

(1)—Includes $480 million of VIE notes accounted for at fair value as of December 31, 2018.

Note 11: Income Taxes

Income (loss) from operations before provision (benefit) for income taxes consisted of:

	Years Ended December 31,
In millions	2018	2017	2016
Domestic	$(287)	$(638)	$(362)
Foreign	(9)	(23)	23

Income (loss) before income taxes	$(296)	$(661)	$(339)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

The Company files a consolidated tax return that includes all of its U.S. subsidiaries and foreign branches. The Company also files tax returns in Spain, Mexico, and various state and local jurisdictions. Income tax expense (benefit) on income (loss) and shareholders’ equity consisted of:

	Years Ended December 31,
In millions	2018	2017	2016
Current taxes:
Federal	$—	$4	$4
State	1	—	1
Deferred taxes:
Federal	(1)	945	(8)
Foreign	—	(5)	2

Provision (benefit) for income taxes	—	944	(1)

Income taxes charged (credited) to shareholders’ equity related to:
Change in unrealized gains (losses) on AFS securities	5	(1)	8
Change in AFS securities with OTTI	—	1	5
Change in foreign currency translation	—	21	1

Total income taxes charged (credited) to shareholders’ equity	5	21	14

Total effect of income taxes	$5	$965	$13

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate for the years ended December 31, 2018, 2017 and 2016 is presented in the following table:

	Years Ended December 31,
	2018	2017	2016
Federal income tax computed at the statutory rate	21.0%	35.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax Reform/Change in Tax Rate	0.0%	(71.4)%	0.0%
Mark-to-market on warrants	(0.7)%	1.4%	(1.5)%
Change in valuation allowance	(20.9)%	(116.9)%	(2.2)%
Nondeductible compensation	0.0%	0.0%	(1.4)%
Deferred inventory adjustments	(1.0)%	0.8%	3.6%
Foreign Taxes	0.0%	8.2%	0.0%
Basis difference in foreign subsidiary	0.0%	0.0%	(33.0)%
Other	1.6%	0.1%	(0.3)%

Effective tax rate	0.0%	(142.8)%	0.2%

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2018 and 2017 are presented in the following table:

	As of
In millions	December 31, 2018	December 31, 2017
Deferred tax liabilities:
Unearned premium revenue	$59	$75
Deferral of cancellation of indebtedness income	—	14
Deferred acquisition costs	16	21
Partnership basis difference	3	11
Basis difference in foreign subsidiaries	—	1
Net deferred taxes on VIEs	55	38

Total gross deferred tax liabilities	133	160

Deferred tax assets:
Compensation and employee benefits	7	11
Accrued interest	158	131
Loss and loss adjustment expense reserves	135	87
Net operating loss	512	582
Foreign tax credits	62	62
Other-than-temporary impairments	22	22
Net unrealized losses on insured derivatives	8	14
Net losses on financial instruments at fair value and foreign exchange	30	13
Net unrealized losses in accumulated other comprehensive income	32	5
Other	1	3

Total gross deferred tax assets	967	930

Valuation allowance	834	770

Net deferred tax asset	$—	$—

On June 26, 2017, S&P downgraded the financial strength rating of National, which led the Company to cease its efforts to write new financial guarantee business. In addition to National’s cessation of new business activity, there was an increase in loss and LAE due to changes in assumptions on certain Puerto Rico credits. As a result of the increase in loss and LAE, the Company has a three-year cumulative loss, which is considered significant negative evidence in the assessment of its ability to use its deferred tax assets. In addition, the Company considered all available positive and negative evidence as required by GAAP, to estimate if sufficient taxable income will be generated to use its deferred tax assets. After considering all positive and negative evidence, including the Company’s inability to objectively identify and forecast future sources of taxable income, the Company concluded in the second quarter of 2017 it did not have sufficient positive evidence to support its ability to use its deferred tax assets before they would expire. Accordingly, the Company has a full valuation allowance against its net deferred tax asset of $834 million and $770 million as of December 31, 2018 and 2017, respectively. The Company will continue to analyze the valuation allowance on a quarterly basis.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

Treatment of Undistributed Earnings of Certain Foreign Subsidiaries—“Accounting for Income Taxes—Special Areas”

During 2017, the Company sold MBIA UK and reversed any deferred income taxes with respect to the differences in the book and tax basis in the Company’s carrying value of MBIA UK. The Company’s amount of undistributed earnings of certain foreign subsidiaries was not material as of December 31, 2018.

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in UTB and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of December 31, 2018 and 2017, the Company had no UTB.

Federal income tax returns through 2011 have been examined or surveyed. As of December 31, 2018, the Company’s NOL is approximately $2.4 billion. The NOL will expire between tax years 2031 through 2037. As of December 31, 2018, the Company has a foreign tax credit carryforward of $62 million, which will expire between tax years 2019 through 2028. As of December 31, 2018, the Company has an alternative minimum tax (“AMT”) credit carryforward of $26 million, which does not expire. As a result of tax reform, AMT credits are now fully refundable no later than 2022. The AMT credit has been reclassed out of the deferred tax asset and into other assets as the AMT credits are now a receivable.

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

Corporate

The Company’s corporate segment consists of general corporate activities, including providing support services to MBIA Inc.’s subsidiaries as well as asset and capital management. Support services are provided by the Company’s service company, MBIA Services, and include, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. Capital management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiaries, MBIA Global Funding, LLC (“GFL”) and MBIA Investment Management Corp. (“IMC”). MBIA Inc. issued debt to finance the operations of the MBIA group. GFL raised funds through the issuance of MTNs with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. The Company has ceased issuing new MTNs and investment agreements and the outstanding liability balances and corresponding asset balances have declined over time as liabilities matured, terminated or were called or repurchased. All of the debt within the corporate segment is managed collectively and is serviced by available liquidity.

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

Segments Results

The following tables provide the Company’s segment results for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$178	$31	$108	$—		$317
Net change in fair value of insured derivatives	—	—	(25)	—		(25)
Net gains (losses) on financial instruments at fair value and foreign exchange	(20)	22	(19)	—		(17)
Net investment losses related to other-than-temporary impairments	(5)	—	—	—		(5)
Net gains (losses) on extinguishment of debt	—	3	—	—		3
Other net realized gains (losses)	—	(2)	2	—		—
Revenues of consolidated VIEs	—	—	(111)	—		(111)
Inter-segment revenues(2)	29	45	24	(98)		—

Total revenues	182	99	(21)	(98)		162
Losses and loss adjustment	91	—	(28)	—		63
Operating	18	47	26	—		91
Interest	—	78	128	—		206
Expenses of consolidated VIEs	—	—	98	—		98
Inter-segment expenses(2)	44	20	33	(97)		—

Total expenses	153	145	257	(97)		458

Income (loss) before income taxes	$29	$(46)	$(278)	$(1)		$(296)

Identifiable assets	$4,203	$1,192	$4,742	$(2,061)	(3)	$8,076

(1)—Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2)—Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3)—Consists primarily of intercompany reinsurance balances and repurchase agreements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

	Year Ended December 31, 2017
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$262	$30	$78	$—		$370
Net change in fair value of insured derivatives	—	—	(51)	—		(51)
Net gains (losses) on financial instruments at fair value and foreign exchange	25	(32)	(17)	—		(24)
Net investment losses related to other-than-temporary impairments	(106)	—	—	—		(106)
Net gains (losses) on extinguishment of debt	—	28	—	—		28
Other net realized gains (losses)	(4)	(4)	39	—		31
Revenues of consolidated VIEs	—	—	185	—		185
Inter-segment revenues(2)	23	60	44	(127)		—

Total revenues	200	82	278	(127)		433
Losses and loss adjustment	499	—	184	—		683
Operating	36	59	34	—		129
Interest	—	81	116	—		197
Expenses of consolidated VIEs	—	—	85	—		85
Inter-segment expenses(2)	72	11	47	(130)		—

Total expenses	607	151	466	(130)		1,094

Income (loss) before income taxes	$(407)	$(69)	$(188)	$3		$(661)

Identifiable assets	$4,582	$1,312	$5,404	$(2,203)	(3)	$9,095

(1)—Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2)—Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3)—Consists primarily of intercompany reinsurance balances and repurchase agreements.

	Year Ended December 31, 2016
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$335	$24	$121	$—		$480
Net change in fair value of insured derivatives	—	—	(19)	—		(19)
Net gains (losses) on financial instruments at fair value and foreign exchange	72	(14)	26	—		84
Net investment losses related to other-than-temporary impairments	(4)	(1)	—	—		(5)
Net gains (losses) on extinguishment of debt	—	5	—	—		5
Other net realized gains (losses)	2	(5)	(279)	—		(282)
Revenues of consolidated VIEs	—	—	31	—		31
Inter-segment revenues(2)	22	58	51	(131)		—

Total revenues	427	67	(69)	(131)		294
Losses and loss adjustment	74	—	146	—		220
Operating	40	80	57	—		177
Interest	—	91	106	—		197
Expenses of consolidated VIEs	—	—	39	—		39
Inter-segment expenses(2)	69	4	52	(125)		—

Total expenses	183	175	400	(125)		633

Income (loss) before income taxes	$244	$(108)	$(469)	$(6)		$(339)

Identifiable assets	$5,077	$2,479	$6,486	$(2,905)	(3)	$11,137

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
In millions	2018	2017	2016
Total premiums earned:
United States	$94	$169	$238
Other Americas	68	25	26
United Kingdom	—	2	27
Other	—	6	13

Total	$162	$202	$304

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

As of December 31, 2018, insurance in force, which represents principal and interest or other amounts owing on insured obligations, had an expected maturity through 2058. The distribution of MBIA Corp.’s and National’s combined insurance in force by geographic location, excluding financial obligations guaranteed by MBIA Corp. on behalf of affiliated companies, is presented in the following table:

	As of December 31,
$ in billions	2018		2017
Geographic Location	Insurance in Force	% of Insurance in Force	Insurance in Force	% of Insurance in Force
California	$25.9	20.2%	$30.3	19.6%
Illinois	11.1	8.7%	13.1	8.5%
Puerto Rico	7.9	6.2%	8.2	5.3%
New Jersey	6.8	5.3%	7.6	4.9%
New York	5.9	4.6%	9.3	6.0%
Hawaii	4.3	3.4%	4.5	2.9%
Texas	4.3	3.4%	6.1	3.9%
Virginia	3.7	2.9%	4.2	2.7%
Oregon	3.2	2.5%	3.6	2.3%
Florida	3.1	2.4%	3.8	2.5%

Subtotal	76.2	59.6%	90.7	58.6%
Nationally Diversified	13.5	10.5%	15.7	10.1%
Other states	29.1	22.7%	37.0	23.9%

Total United States	118.8	92.8%	143.4	92.6%

Internationally Diversified	0.4	0.3%	0.4	0.3%
Country specific	8.9	6.9%	11.1	7.1%

Total non-United States	9.3	7.2%	11.5	7.4%

Total	$128.1	100.0%	$154.9	100.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

The insurance in force and insured gross par outstanding by type of bond, excluding financial obligations guaranteed by MBIA Corp. on behalf of affiliated companies, are presented in the following table:

	As of December 31,
$ in billions	2018		2017
Bond type	Insurance in Force	Gross Par Amount	Insurance in Force	Gross Par Amount
Global public finance—United States:
General obligation (1)	$34.2	$17.3	$42.8	$22.9
General obligation—lease	4.0	3.0	5.1	3.8
Municipal utilities	14.2	9.5	17.7	11.8
Tax-backed	24.0	11.2	26.5	12.4
Transportation	12.0	4.8	15.2	6.9
Higher education	2.5	1.7	3.2	2.1
Health care	1.7	1.2	2.6	1.8
Military housing	15.8	7.2	16.3	7.3
Investor-owned utilities(2)	2.0	1.3	3.1	2.0
Municipal housing	0.3	0.2	0.4	0.3
Other (3)	0.9	0.5	1.1	0.6

Total United States	111.6	57.9	134.0	71.9

Global public finance—non-United States:
International utilities	1.4	1.2	1.7	1.4
Sovereign-related and sub-sovereign(4)	3.5	2.5	3.8	2.7
Transportation	3.0	2.5	4.5	3.6
Other(5)	0.1	0.1	0.2	0.1

Total non-United States	8.0	6.3	10.2	7.8

Total global public finance	119.6	64.2	144.2	79.7

Global structured finance:
Collateralized debt obligations(6)	0.5	0.4	0.5	0.4
Mortgage-backed residential	3.4	2.5	4.7	3.6
Mortgage-backed commercial	0.6	0.3	0.7	0.3
Consumer asset-backed	0.5	0.4	0.9	0.7
Corporate asset-backed(7)	3.5	2.0	3.9	2.3

Total global structured finance	8.5	5.6	10.7	7.3

Total	$128.1	$69.8	$154.9	$87.0

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

(7)—As of December 31, 2018, includes structured insurance securitizations of $2.2 billion and $1.0 billion of insurance in force and gross par amount, respectively. As of December 31, 2017, includes structured insurance securitizations of $2.3 billion and $1.1 billion of insurance in force and gross par amount, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

Affiliated Financial Obligations Insured by MBIA Corp.

Investment agreement contracts and MTNs issued by the Company’s corporate segment and the Facility issued by the Company’s international and structured finance insurance segment are insured by MBIA Corp. and are not included in the previous tables. If MBIA Inc. or these subsidiaries were to have insufficient assets to pay amounts due, MBIA Corp. would be obligated to make such payments under its insurance policies. As of December 31, 2018, the maximum amount of future payments that MBIA Corp. could be required to make under these guarantees is $2.0 billion. These guarantees, which mature through 2037, were entered into on an arm’s length basis. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover amounts paid under the guarantee.

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

The aggregate amount of insurance in force ceded by MBIA to reinsurers was $4.2 billion and $5.1 billion as of December 31, 2018 and 2017, respectively.

As of December 31, 2018, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $2.2 billion compared with $2.7 billion as of December 31, 2017. As of December 31, 2018, $1.7 billion of the ceded par outstanding was ceded from the Company’s U.S. public finance insurance segment and $499 million was ceded from the Company’s international and structured finance insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. The following table presents information about the Company’s reinsurance agreements as of December 31, 2018 for its U.S. public finance and international and structured finance insurance operations.

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable(1)
Assured Guaranty Re Ltd.	AA	WR(2)	$1,009	$27	$4
	(Stable Outlook)
Assured Guaranty Corp.	AA	A3	870	—	2
	(Stable Outlook)	(Stable Outlook)
Overseas Private	AA+	Aaa	244	—	—
Investment Corporation	(Stable Outlook)	(Stable Outlook)
Others	A+ or above	WR(2)	71	3	—

Total			$2,194	$30	$6

(1)—Total reinsurance recoverable is primarily related to recoverables on unpaid losses.

(2)—Represents a withdrawal of ratings.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Insurance Regulations and Dividends

National and MBIA Insurance Corporation are subject to insurance regulations and supervision of the State of New York (their state of domicile) and all U.S. and non-U.S. jurisdictions in which they are licensed to conduct insurance business. In order to maintain their New York State financial guarantee insurance license, National and MBIA Insurance Corporation are required to maintain a minimum of $65 million of policyholders’ surplus. MBIA Mexico is regulated by the Comisión Nacional de Seguros y Fianzas in Mexico. MBIA Corp.’s Spanish Branch is subject to local regulation in Spain. The extent of insurance regulation and supervision varies by jurisdiction, but New York and most other jurisdictions have laws and regulations prescribing minimum standards of solvency and business conduct, which must be maintained by insurance companies. Among other things, these laws prescribe permitted classes and concentrations of investments and limit both the aggregate and individual securities risks that National and MBIA Insurance Corporation may insure on a net basis based on the type of obligations insured. In addition, some insurance laws and regulations require the approval or filing of policy forms and rates. National and MBIA Insurance Corporation are required to file detailed annual financial statements with the NYSDFS. The operations and accounts of National and MBIA Insurance Corporation are subject to examination by regulatory agencies at regular intervals.

Statutory Capital and Regulations

National

For the years ended December 31, 2018 and 2017, National had statutory net losses of $27 million and $321 million, respectively. As of December 31, 2018, National’s statutory capital was $2.5 billion, consisting of policyholders’ surplus of $2.0 billion and contingency reserves of $522 million. As of December 31, 2017, National had statutory capital of $2.8 billion.

MBIA Insurance Corporation

As of December 31, 2018, MBIA Insurance Corporation’s statutory capital was $555 million, consisting of policyholders’ surplus of $356 million and contingency reserve of $199 million. As of December 31, 2017, MBIA Insurance Corporation had statutory capital of $464 million.

For the years ended December 31, 2018 and 2017, MBIA Insurance Corporation had statutory net income of $134 million and $107 million, respectively. MBIA Insurance Corporation’s policyholders’ surplus as of December 31, 2018 and 2017 included negative unassigned surplus of $1.7 billion and $1.8 billion, respectively. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred.

As of December 31, 2018 and 2017, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If new overages occur with respect to its single risk limits, MBIA Insurance Corporation will report them to the NYSDFS.

Under NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves, and 50% of its loss reserves and unearned premium reserves, in certain qualifying assets. As of December 31, 2018, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. Not having enough qualifying assets to support its contingency reserves limits the amount of earned surplus that might otherwise be available for the payment of dividends. Reductions in the contingency reserve may be recognized based on excess reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. If MBIA Insurance Corporation does not comply with the above mentioned requirements, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.

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

In 2018 and 2017, National declared and paid dividends of $108 million and $118 million, respectively, to its ultimate parent, MBIA Inc.

In 2018, MBIA Insurance Corporation did not declare or pay any dividends to MBIA Inc. or the holders of its preferred stock. MBIA Insurance Corporation is currently unable to pay dividends, including those related to its preferred stock, as a result of its earned surplus deficit as of December 31, 2018 and is not expected to have any statutory capacity to pay any dividends in the near term. In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excess contingency reserves in previous periods, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS.

Note 15: Pension and Profit Sharing Plans

The Company maintains a qualified non-contributory defined contribution pension plan to which the Company contributes 10% of each eligible employee’s annual compensation. Annual compensation for determining such contributions consists of base salary and bonus, as applicable, up to a maximum of $2 million in 2018 and 2017. Pension benefits vest over a five-year period with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. The Company funds the annual pension contribution by the following February of each applicable year. Pension expense related to the Company’s qualified pension plan for the years ended December 31, 2018, 2017 and 2016 was $1 million, $2 million, and $1 million, respectively.

The Company also maintains a qualified profit sharing/401(k) plan. The plan is a voluntary contributory plan that allows eligible employees to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute, through payroll deductions, up to 25% of eligible compensation. The Company matches employee contributions up to the first 5% of such compensation. The 401(k) matching contributions are made in the form of cash, whereby participants may direct the Company match to an investment of their choice. The 401(k) matching benefits vest over a five-year period with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. Participants who qualify for distribution may receive a single lump sum, transfer the assets to another qualified plan or individual retirement account, or receive a series of specified installment payments. Profit sharing/401(k) expense related to the Company’s qualified plan for each of the years ended December 31, 2018, 2017 and 2016 was $1 million.

In addition to the above two plans, the Company maintains a non-qualified deferred compensation plan. Contributions to the above qualified plans that exceed limitations established by federal regulations are then contributed to the non-qualified deferred compensation plan. The non-qualified pension and profit sharing/401(k) expense for the years ended December 31, 2018, 2017 and 2016 was $1 million, $3 million and $3 million, respectively.

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

Under the restricted stock component of the Omnibus Plan, certain employees are granted restricted shares of the Company’s common stock. These awards have a restriction period lasting between three to seven years depending on the type of award, after which time the awards fully vest. During the vesting period, these shares may not be sold. Restricted stock may be granted to all employees.

There were 2,471,234 shares available for future grants under the Omnibus Plan as of December 31, 2018.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Long-term Incentive Plans (continued)

Restricted Stock

The fair value of the restricted shares awarded, net of cancellations, determined on the grant date was $37 million and $6 million for 2018 and 2017, respectively. The amount of unearned compensation, net of estimated forfeitures, was $36 million as of December 31, 2018, which is expected to be recognized as expense over a weighted average period of 3.3 years. Unearned compensation is amortized to expense over the appropriate vesting period.

Compensation expense related to the restricted shares, net of estimated forfeitures, was $6 million, $10 million and $16 million for the years ended December 31, 2018, 2017 and 2016, respectively. There was no tax charge related to the restricted share awards during 2018 and 2017 after consideration of the Company’s valuation allowance. The tax charge related to the restricted share awards during 2016 was $1 million.

A summary of the Company’s restricted shares outstanding as of December 31, 2018, 2017 and 2016, and changes during the years ended on those dates, is presented in the following table:

	Restricted Share Activity
	2018		2017		2016
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at beginning of year	2,392,978	$9.6142	3,916,661	$9.3553	4,727,319	$9.9302
Granted	3,668,801	9.9711	708,529	9.3740	756,381	8.2722
Vested	(267,163)	10.0705	(1,051,657)	9.9732	(917,039)	13.6196
Forfeited	(750,000)	9.9576	(1,180,555)	8.2912	(650,000)	6.2601

Outstanding at end of year	5,044,616	$9.7986	2,392,978	$9.6142	3,916,661	$9.3553

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

During 2018, 2017 and 2016, there were no stock option awards granted. The Company did not expense deferred tax assets during 2018 and 2017 after consideration of the Company’s valuation allowance. During 2016, the Company expensed deferred tax assets of $1 million related to the stock option awards as a charge through the statements of operations. As of December 31, 2018, there was no remaining unrecognized compensation cost and all stock options had vested.

There were no stock options outstanding as of December 31, 2018. A summary of the Company’s stock options activity as of December 31, 2017 and 2016, and changes during the years ended on those dates, is presented in the following tables:

	2017		2016
Options	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at beginning of year	237,800	$14.6689	2,325,300	$6.3703
Exercised	(200,000)	5.0500	(2,050,000)	4.4722
Expired or forfeited	(37,800)	65.5624	(37,500)	57.5100
Outstanding at end of year	—	$—	237,800	$14.6689

Exercisable at end of year	—	$—	237,800	$14.6689

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Long-term Incentive Plans (continued)

Performance Based Awards

During 2018 and 2017, the Company granted 247,286 and 65,287 restricted shares to certain key employees which have a vesting schedule dependent on the achievement of certain stock price targets of the Company. During 2017, the Company granted 127,001 restricted shares to certain key employees which have a vesting schedule dependent on the achievement of certain internal performance conditions of the Company. The grants and corresponding compensation expense have been included in the above restricted stock disclosures. As permitted by the accounting guidance for share-based payments, the Company estimates the fair value of awards that contain market performance conditions at the date of grant using a binomial lattice model with a Monte Carlo simulation and recognizes compensation cost over the requisite service period. The binomial lattice model can better incorporate assumptions about a stock price path because the model can accommodate a large number of potential stock prices over the award’s term in comparison to the Black-Scholes model. The Company estimates the fair value of awards that contain internal performance conditions at the date of grant and recognizes compensation cost over the requisite service period if it is probable that the internal performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period and the final compensation cost associated with awards dependent on the achievement of certain internal performance conditions will reflect only those awards that ultimately vest.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17: Earnings Per Share (continued)

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
In millions except per share amounts	2018	2017	2016
Basic earnings per share:
Net income (loss) available to common shareholders	(296)	(1,605)	(338)
Basic weighted average shares (1)	89.0	118.9	133.0

Net income (loss) per basic common share	$(3.33)	$(13.50)	$(2.54)

Diluted earnings per share:
Net income (loss) available to common shareholders	(296)	(1,605)	(338)
Diluted weighted average shares	89.0	118.9	133.0

Net income (loss) per diluted common share	$(3.33)	$(13.50)	$(2.54)

Potentially dilutive securities excluded from the diluted EPS because of antidilutive affect	4.4	14.1	16.5

(1) Includes 0.8 million, 0.3 million and 0.9 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The following table provides information about the Company’s or National’s share repurchases for the years ended December 31, 2018 and 2017:

In millions, except per share amounts	2018	2017
Number of shares repurchased	5.8	43.0
Average price paid per share	$8.21	$7.55
Remaining authorization as of December 31	$202	$250

Subsequent to December 31, 2018 through February 21, 2019, the Company repurchased .5 million common shares of MBIA Inc. at an average share price of $8.94 under the November 3, 2017 share repurchase authorization. As of February 21, 2019, $198 million remained available under this new program.

During 2018 and 2017, 62,134 and 490,557 shares, respectively, were purchased by the Company for settling awards under the Company’s long-term incentive plans.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18: Common and Preferred Stock (continued)

Stock Warrants

In April and June of 2018, the holder of certain MBIA Inc. warrants exercised its right to purchase, in total, 11.85 million shares of MBIA Inc. common stock at an exercise price of $9.59 per share. As a result, the Company issued a total of 1.3 million shares of MBIA Inc. common stock to the holder in accordance with the cashless settlement provision of the warrants. As of December 31, 2018, there were no warrants outstanding. As of December 31, 2017, the fair value of the warrants was $6 million and reported within “Other liabilities” on the consolidated balance sheet.

Preferred Stock

As of December 31, 2018, MBIA Insurance Corporation had 2,759 shares of preferred stock issued and outstanding with a carrying value of $28 million, including 1,444 shares held by MBIA Inc. that were purchased at a weighted average price of $10,900 per share or 10.9% of face value and 1,315 shares held by unaffiliated investors. During 2018, MBIA Inc. did not repurchase any additional shares.

In accordance with MBIA’s fixed-rate election, the dividend rate on the preferred stock was determined using a fixed-rate equivalent of LIBOR plus 200 basis points. Each share of preferred stock has a par value of $1,000 with a liquidation preference of $100,000. The holders of the preferred stock are generally not entitled to any voting rights. Subject to certain requirements, the preferred stock may be redeemed, in whole or in part, at the option of MBIA Corp. at any time or from time to time for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon at the date of redemption for the then current dividend period and any previously accumulated dividends payable without interest on such unpaid dividends. As of December 31, 2018 and 2017, there were no dividends declared on the preferred stock. Payment of dividends on MBIA Corp.’s preferred stock is subject to the same restrictions that apply to dividends on common stock under NYIL.

Note 19: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the years ended December 31, 2018, 2017 and 2016:

	Unrealized		Instrument-Specific
	Gains (Losses)		Credit Risk of
	on AFS	Foreign Currency	Liabilities Measured
In millions	Securities, Net	Translation, Net	at Fair Value, Net	Total
Balance, January 1, 2016	$(22)	$(39)	$—	$(61)
Other comprehensive income (loss) before reclassifications	27	(95)	—	(68)
Amounts reclassified from AOCI	1	—	—	1

Net period other comprehensive income (loss)	28	(95)	—	(67)
Balance, December 31, 2016	6	(134)	—	(128)

Other comprehensive income (loss) before reclassifications	(24)	125	—	101	(1)
Amounts reclassified from AOCI	8	—	—	8

Net period other comprehensive income (loss)	(16)	125	—	109
Balance, December 31, 2017	$(10)	$(9)	$—	$(19)

ASU 2016-01 transition adjustment	(2)	—	(162)	(164)
ASU 2018-02 transition adjustment	(3)	—	—	(3)
Net period other comprehensive income (loss)	(24)	2	52	30

Balance, December 31, 2018	$(39)	$(7)	$(110)	$(156)

(1)—Includes items included in the Company’s loss calculation to adjust the carrying value of MBIA UK to its fair value less costs to sell for the year ended December 31, 2016. The sale was completed in January of 2017 and as such, these amounts included in AOCI were reversed and included in the Sale Transaction.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19: Accumulated Other Comprehensive Income (continued)

The following table presents the details of the reclassifications from AOCI for the years ended December 31, 2018, 2017 and 2016:

In millions	Amounts Reclassified from AOCI Years Ended December 31,
Details about AOCI Components	2018	2017	2016	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gain (loss) on sale of securities	$6	$3	$7	Net gains (losses) on financial instruments at fair value and foreign exchange
OTTI	(5)	(7)	(4)	Net investment losses related to OTTI
Amortization on securities	(1)	(5)	(6)	Net investment income

	—	(9)	(3)	Income (loss) before income taxes
	—	(1)	(2)	Provision (benefit) for income taxes

Total reclassifications for the period	$—	$(8)	$(1)	Net income (loss)

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

Litigation

MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.; Index No. 603751/2009 (N.Y. Sup. Ct., N.Y. County)

On December 14, 2009, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Credit Suisse. The complaint seeks damages for claims in connection with the procurement of financial guarantee insurance on the Home Equity Mortgage Trust Series 2007-2 securitization. On January 30, 2013, MBIA Corp. filed an amended complaint. MBIA’s claims currently include that Credit Suisse falsely represented: (i) the attributes of the securitized loans; (ii) that the loans complied with the governing underwriting guidelines; and (iii) that Credit Suisse had conducted extensive due diligence on and quality control reviews of the securitized loans to ensure compliance with the underwriting guidelines and breached its contractual obligations to cure or repurchase loans found to be in breach of the representations and warranties applicable thereto. In May of 2018, Justice Kornreich, who had presided over the above-captioned case since its inception, retired from the bench. On May 25, 2018, Justice Schecter was assigned to be the new presiding justice. A pretrial conference was held on February 7, 2019, the Court scheduled a two-week trial to begin on July 22, 2019.

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

On July 18, 2017, National, together with other PREPA bondholders, asked the court overseeing PREPA’s Title III bankruptcy proceeding to lift the automatic bankruptcy stay, and permit bondholders to seek appointment of a receiver to oversee PREPA. On September 14, 2017, the court held that PROMESA barred relief from the stay because the appointment of a receiver would (i) interfere with PREPA’s property and governmental powers, and (ii) violate the court’s exclusive jurisdiction over PREPA’s property. The court also held that a comparison of the harms facing both parties pointed towards denying relief from the stay. The bondholders appealed the decision to the First Circuit. As of April 23, 2018, the appeal was fully briefed. The First Circuit heard oral argument on June 5, 2018. On August 8, 2018, the United State Court of Appeals for the First Circuit issued an order reversing Judge Swain’s decision on jurisdictional grounds and remanding the motion. On October 3, 2018, National, together with Assured Guaranty Corp., Assured Guaranty Municipal Corp., and Syncora Guarantee Inc. (collectively, “Movants”) filed an updated motion for relief from the automatic stay to allow Movants to exercise their statutory right to have a receiver appointed at PREPA. Discovery in connection with Movants’ motion is ongoing. The Court is scheduled to hold a hearing on the stay motion on May 8, 2019, and will continue the hearing to May 9, 2019, if necessary.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20: Commitments and Contingencies (continued)

The Official Committee of Unsecured Creditors of the Commonwealth of Puerto Rico, as agent of the Commonwealth of Puerto Rico v. Bettina Whyte, as agent of the Puerto Rico Sales Tax Financing Corporation, Adv. Proc. No. 17-257-LTS in Case No. 17 BK 3283-LTS (D.P.R. Sept. 8, 2017)

On August 10, 2017, the Court approved and entered a Stipulation and Order Approving Procedure to Resolve Commonwealth-COFINA Dispute in the PROMESA Title III proceeding relating to whether sales and use taxes purportedly pledged by COFINA to secure debt are property of the Commonwealth or COFINA under applicable law. On November 16, 2017, National intervened as a Defendant in the adversary proceeding and filed its answer, affirmative defenses, and counterclaims. On December 21, 2017, the Court issued an order, which, inter alia, dismissed without prejudice, certain claims of the intervenors that exceeded the scope of the Commonwealth-COFINA dispute including certain of National’s counterclaims. On June 5, 2018, the Commonwealth and COFINA Agents submitted a Joint Urgent Motion, which disclosed their agreement in principle to settle the Commonwealth-COFINA Dispute and related issues under the Agents’ mediation authority. Under the proposed settlement terms, COFINA and the Commonwealth would agree to share the statutory Pledged Sales Tax Base Amount. COFINA would receive (a) 53.65% of the yearly scheduled Pledged Sales Tax Base Amount (beginning with payments made on July 1, 2018), and (b) 100% of the funds on deposit prior to July 1, 2018 in the debt service accounts held by the Bank of New York Mellon. COFINA’s Title III plan of adjustment would provide that, to the extent permitted under applicable law, all restructured securities issued by reorganized COFINA (or a new entity established pursuant to COFINA’s Title III plan of adjustment) would be tax-exempt. The Title III Court held a hearing to approve the settlement agreement, as amended by the parties, and confirm a plan of adjustment in the COFINA case incorporating the settlement on January 16 and 17, 2019 (the “Confirmation Hearing”). The Court took confirmation of the plan of adjustment and approval of the Commonwealth/COFINA settlement under advisement and directed the parties to submit supplementation by January 21, 2019 in support of the relief sought at the Confirmation Hearing and supplemental briefing by January 24, 2019 supporting the authority of the court to determine the substantive validity of the new COFINA bond legislation and resolve constitutional challenges to the COFINA structure, among other things. On February 4, 2019, the District Court for the District of Puerto Rico entered the order confirming the Third Amended Title III Plan of Adjustment for COFINA. The Plan effective date was February 12, 2019.

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

Lease Commitments

The Company has a lease agreement for its headquarters in Purchase, New York as well as other immaterial leases for offices in New York, New York and San Francisco, California. The Purchase, New York initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense has been recognized on a straight-line basis since the second quarter of 2014. As of December 31, 2018, total future minimum lease payments remaining on this lease were $34 million.

Note 21: Subsequent Events

Refer to “Note 20: Commitments and Contingencies” for information about legal proceedings that occurred after December 31, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective because of a material weakness in internal control over financial reporting related to the process used to estimate its loss reserves and recoveries for residential mortgage-backed securities (“RMBS”) insured by MBIA Insurance Corporation. Management did not identify a material misstatement within its consolidated financial statements in this or any prior filed Annual Report on Form 10-K or quarterly report on Form 10-Q as a result of the material weakness.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2018.

Management’s Report on Internal Control over Financial Reporting

Management of MBIA Inc. and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Management has assessed the effectiveness of MBIA Inc.’s internal control over financial reporting as of December 31, 2018. In making its assessment, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 was not effective as described below.

Item 9A. Controls and Procedures (continued)

In connection with Management’s review of internal control over financial reporting as of December 31, 2018, it concluded that it did not design and maintain controls at a sufficient level of precision to verify the reliability of data, the reasonableness of assumptions and the accuracy of calculations used in its RMBS loss reserve and recovery models. This control deficiency did not result in a material misstatement of the Company’s interim or annual consolidated financial statements or related financial disclosures. This control deficiency also did not include issues related to the integrity of the source data used for loss reserve analysis, but rather related to the controls over the accuracy and completeness of the data as it was used within the processing of the RMBS models. However, this control deficiency could have resulted in a misstatement of its RMBS loss and loss adjustment expense reserves, insurance loss recoverable, loss and loss adjustment expenses and related financial disclosures, which would have resulted in a material misstatement of the annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, Management has concluded that this control deficiency constitutes a material weakness.

The Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements and Supplementary Data.” As mentioned above, Management did not identify a material misstatement within its consolidated financial statements in this or any prior filed Annual Report on Form 10-K or quarterly report on Form 10-Q as a result of the material weakness. The Company’s independent auditor has issued an unqualified opinion on the financial statements included in this Form 10-K.

Remediation Steps to Address the Material Weakness

The Company has commenced its remediation plan with the goal of remediating this material weakness as soon as possible, subject to the conclusion by Management that the enhanced internal control over financial reporting is operating effectively following appropriate testing, although the Company cannot estimate when the remediation will be completed. Specifically, management plans to identify and document key controls over data, assumptions and calculations used in the Company’s RMBS loss reserving and recovery models and modify existing controls as necessary to ensure they operate at a sufficient level of precision.

During the remediation of the above material weakness, the Company may decide to modify other internal controls to further strengthen its overall internal control environment.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors will be set forth under “Proposals for Shareholder Approval Recommended by the Board—Proposal 1: Election of Directors” and “Board of Directors Corporate Governance—The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed within 120 days of the end of our fiscal year ended December 31, 2018 (the “Proxy Statement”) and is incorporated by reference.

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

The following table provides information as of December 31, 2018, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans refer to “Note 16: Long-term Incentive Plans” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders	163,292	$13.19	2,633,754
Equity compensation plans not approved by security holders	—	—	—

Total	163,292	$13.19	2,633,754

(1)—Represents phantom shares granted under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors.

(2)—Includes 2,471,234 shares of common stock available for future grants under the MBIA Inc. 2005 Omnibus Incentive Plan and 162,520 shares of common stock available for future grants under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors.

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

(a) Financial Statements and Financial Statement Schedules and Exhibits

1. Financial Statements

The following financial statements of MBIA Inc. have been included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated balance sheets as of December 31, 2018 and 2017.

Consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016.

Consolidated statements of comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016.

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2018, 2017 and 2016.

Consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016.

Notes to consolidated financial statements.

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this report.

Schedule	Title
I.	Summary of investments, other than investments in related parties, as of December 31, 2018.
II.	Condensed financial information of Registrant:

Condensed balance sheets as of December 31, 2018 and 2017.

Condensed statements of operations for the years ended December 31, 2018, 2017 and 2016.

Condensed statements of cash flows for the years ended December 31, 2018, 2017 and 2016.

Notes to condensed financial statements.

IV.	Reinsurance for the years ended December 31, 2018, 2017 and 2016.

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

3.2. By-Laws as Amended as of February 12, 2019.

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

4.6. Form of MZ Funding LLC $328,250,000 14% Senior Secured Note due January 20, 2020, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 10, 2017.

4.7. Subordinated Note Indenture, dated as of January  10, 2017, between MZ Funding LLC and Wilmington Savings Fund Society, FSB, as Trustee and Collateral Agent, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January   10, 2017.

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

10.7. Restricted Stock Agreement, dated as of November  8, 2018, between MBIA Inc. and Daniel M. Avitabile.

10.8. Restricted Stock Agreement, dated as of November  8, 2018, between MBIA Inc. and Adam T. Bergonzi.

10.9. Restricted Stock Agreement, dated as of November  8, 2018, between MBIA Inc. and William C. Fallon.

Item 15. Exhibits, Financial Statement Schedules (continued)

10.10. Restricted Stock Agreement, dated as of November  8, 2018, between MBIA Inc. and Jonathan C. Harris.

10.11. Restricted Stock Agreement, dated as of November  8, 2018, between MBIA Inc. and Anthony McKiernan.

10.12. Restricted Stock Agreement, dated as of November  8, 2018, between MBIA Inc. and Christopher H. Young.

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

101. Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBIA Inc. (Registrant)

Dated: February 28, 2019	By	/s/ William C. Fallon
	Name:	William C. Fallon
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Fallon William C. Fallon	Director and Chief Executive Officer	February 28, 2019

/s/ Anthony McKiernan Anthony McKiernan	Chief Financial Officer	February 28, 2019

/s/ Joseph R. Schachinger Joseph R. Schachinger	Assistant Vice President and Controller (Chief Accounting Officer)	February 28, 2019

/s/ Charles R. Rinehart Charles R. Rinehart	Chairman and Director	February 28, 2019

/s/ Francis Y. Chin Francis Y. Chin	Director	February 28, 2019

/s/ Diane L. Dewbrey Diane L. Dewbrey	Director	February 28, 2019

/s/ Steven J. Gilbert Steven J. Gilbert	Director	February 28, 2019

/s/ Theodore Shasta Theodore Shasta	Director	February 28, 2019

/s/ Richard C. Vaughan Richard C. Vaughan	Director	February 28, 2019

SCHEDULE I

MBIA INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2018

(In millions)

	December 31, 2018
Type of investment	Cost	Fair Value	Amount at which shown in the balance sheet
Available-for-sale:
U.S. Treasury and government agency	$916	$932	$932
State and municipal bonds	641	727	727
Foreign governments	3	3	3
Corporate obligations	1,457	1,332	1,332
Mortgage-backed securities:
Residential mortgage-backed agency	218	214	214
Residential mortgage-backed non-agency	30	27	27
Commercial mortgage-backed	53	51	51
Asset-backed securities:
Collateralized debt obligations	122	119	119
Other asset-backed	178	177	177

Total long-term available-for-sale	3,618	3,582	3,582
Short-term available-for-sale	199	199	199

Total available-for-sale	3,817	3,781	3,781
Investments at fair value	300	290	290
Other investments	1	1	1

Total investments	$4,118	$4,072	$4,072

Assets of consolidated variable interest entities:
Investments at fair value	143	157	157
Held-to-maturity:
Corporate obligations	890	925	890
Loans receivable	159	172	172

Total investments of consolidated variable interest entities	$1,192	$1,254	$1,219

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

(In millions except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $815 and $590)	$839	$639
Investments carried at fair value	7	8
Investments pledged as collateral, at fair value (amortized cost $49 and $155)	46	148
Short-term investments held as available-for-sale, at fair value (amortized cost $83 and $283)	83	283
Other investments	—	1

Total investments	975	1,079
Cash and cash equivalents	40	10
Investment in wholly-owned subsidiaries	1,876	2,290
Other assets	130	144

Total assets	$3,021	$3,523

Liabilities and Shareholders’ Equity

Liabilities:
Investment agreements	$276	$301
Long-term debt	577	576
Affiliate loans payable	729	772
Income taxes payable	138	237
Other liabilities	182	224

Total liabilities	1,902	2,110

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—283,625,689 and 283,717,973	284	284
Additional paid-in capital	3,025	3,171
Retained earnings	966	1,095
Accumulated other comprehensive income (loss), net of tax	(156)	(19)
Treasury stock, at cost—193,803,976 and 192,233,526 shares	(3,000)	(3,118)

Total shareholders’ equity of MBIA Inc.	1,119	1,413

Total liabilities and shareholders’ equity	$3,021	$3,523

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(In millions)

	Years ended December 31,
	2018	2017	2016
Revenues:
Net investment income	$35	$35	$29
Net gains (losses) on financial instruments at fair value and foreign exchange	20	(34)	(13)
Investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	—	—	(1)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	—	—	—

Net investment losses related to other-than-temporary impairments	—	—	(1)
Net gains (losses) on extinguishment of debt	3	28	5
Other net realized gains (losses)	(2)	(3)	(5)

Total revenues	56	26	15

Expenses:
Operating	11	13	16
Interest	93	87	90

Total expenses	104	100	106

Gain (loss) before income taxes and equity in earnings of subsidiaries	(48)	(74)	(91)
Provision (benefit) for income taxes	(35)	507	(15)

Gain (loss) before equity in earnings of subsidiaries	(13)	(581)	(76)
Equity in net income (loss) of subsidiaries	(283)	(1,024)	(262)

Net income (loss)	$(296)	$(1,605)	$(338)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Fees and reimbursements received	$—	$—	$4
Investment income received	132	141	144
Operating expenses paid	(17)	(27)	(18)
Interest paid, net of interest converted to principal	(91)	(101)	(93)
Income taxes (paid) received	(16)	26	73

Net cash provided (used) by operating activities	8	39	110

Cash flows from investing activities:
Purchases of available-for-sale investments	(495)	(164)	(129)
Sales of available-for-sale investments	175	172	165
Paydowns and maturities of available-for-sale investments	101	152	90
Purchases of investments at fair value	(9)	(70)	(57)
Sales, paydowns and maturities of investments at fair value	10	71	58
Sales, paydowns and maturities (purchases) of short-term investments, net	262	(34)	1
(Payments) proceeds for derivative settlements	(24)	(30)	(37)
Collateral (to) from counterparty	—	4	52
Contributions to subsidiaries, net	51	(12)	(10)
Advances to subsidiaries, net	3	(3)	—

Net cash provided (used) by investing activities	74	86	133

Cash flows from financing activities:
Proceeds from investment agreements	11	15	16
Principal paydowns of investment agreements	(35)	(72)	(71)
Proceeds from long-term debt	40	127	—
Payments for affiliate loans	(71)	(142)	(111)
Purchases of treasury stock	—	(65)	(108)
Restricted stock awards settlements	4	11	8

Net cash provided (used) by financing activities	(51)	(126)	(266)

Effect of exchange rates on cash and cash equivalents	(1)	(2)	1
Net increase (decrease) in cash and cash equivalents	30	(3)	(22)
Cash and cash equivalents—beginning of year	10	13	35

Cash and cash equivalents—end of year	$40	$10	$13

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(296)	$(1,605)	$(338)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Intercompany accounts receivable	(9)	(22)	(8)
Current income taxes	(15)	48	78
Equity in earnings of subsidiaries	283	1,024	262
Dividends from subsidiaries	112	118	118
Net (gains) losses on financial instruments at fair value and foreign exchange	(20)	34	13
Deferred income tax provision (benefit)	(35)	485	(20)
(Gains) losses on extinguishment of debt	—	(28)	(5)
Other operating	(12)	(15)	10

Total adjustments to net income (loss)	304	1,644	448

Net cash provided (used) by operating activities	$8	$39	$110

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Condensed Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. This includes the Statements of Comprehensive Income (Loss) which is exactly the same as the Company’s Consolidated Statements of Comprehensive Income (Loss). It is suggested that these condensed financial statements be read in conjunction with the Company’s consolidated financial statements and the notes thereto.

The activities of MBIA Inc. (the “Parent Company”) consist of general corporate activities and funding activities, which principally include holding and managing investments, servicing outstanding corporate debt, investment agreements issued by the Parent Company and its subsidiaries, and posting collateral under investment agreement and derivative contracts.

The Parent Company is subject to the same liquidity risks and uncertainties as described in footnote 1 to the Company’s consolidated financial statements. As of December 31, 2018, the liquidity position of the Parent Company, which included cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds for general corporate purposes, excluding the amount held in escrow under its tax sharing agreement, was $457 million.

During 2018, National Public Finance Guarantee Corporation (“National”) purchased from the Parent Company, $44 million principal amount of MBIA Inc. 5.700% Senior Notes due 2034 and $10 million principal amount of MBIA Inc. 7.000% Debentures due 2025 that were previously repurchased by the Parent Company and had not been retired. During 2017, National purchased from the Parent Company, $129 million principal amount of MBIA Inc. 5.700% Senior Notes due 2034 that were previously repurchased by the Parent Company and had not been retired. The MBIA Inc. 5.700% Senior Notes due 2034 and the MBIA Inc. 7.000% Debentures that were purchased by National are eliminated from the Parent Company’s condensed balance sheet.

2. Accounting Policies

The Parent Company carries its investments in subsidiaries under the equity method.

Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes a change in the classification of certain cash receipts and cash payments on the Company’s consolidated statements of cash flows resulting from the adoption of Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230)”. This classification change affected “Interest paid, net of interest converted to principal”, in operating cash flows, and “Principal paydowns of investment agreements” and “Payments for affiliate loans”, in financing cash flows, on the Company’s consolidated statements of cash flows for the prior periods. Such reclassifications did not materially impact total revenues, expenses, assets, liabilities, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented.

For a further discussion of significant accounting policies and recent accounting pronouncements, refer to footnotes 2 and 3 to the Company’s consolidated financial statements.

3. Dividends from Subsidiaries

During 2018, National declared and paid a dividend of $108 million to its ultimate parent, MBIA Inc. In addition, National Public Finance Guarantee Holdings, Inc. declared and paid a dividend of $1 million to the Parent Company and MBIA Capital Corp. declared and paid a dividend of $3 million to the Parent Company.

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

6. Pledged Collateral

Substantially all of the obligations under investment agreements require the Parent Company and its subsidiaries to pledge securities as collateral. As of December 31, 2018 and 2017, the fair value of securities pledged as collateral with respect to these investment agreements approximated $314 million and $350 million, respectively. The Parent Company’s collateral as of December 31, 2018, consisted principally of U.S. Treasury and government agency and state and municipal bonds, and was primarily held with major U.S. banks.

Under derivative contracts entered into by the Parent Company, collateral postings are required by either the Parent Company or the counterparty when the aggregate market value of derivative contracts entered into with the same counterparty exceeds a predefined threshold. As of December 31, 2018 and 2017, the Parent Company and its subsidiaries pledged securities with a fair value of $205 million and $237 million, respectively, to derivative counterparties.

7. Affiliate Loans Payable

Affiliate loans payable consists of loans payable to MBIA Global Funding, LLC (“GFL”). GFL raised funds through the issuance of medium-term notes with varying maturities, which were, in turn, guaranteed by MBIA Corp. GFL lent the proceeds of these medium-term note issuances to the Parent Company.

SCHEDULE IV

MBIA INC. AND SUBSIDIARIES

REINSURANCE

Years Ended December 31, 2018, 2017 and 2016

(In millions)

Column A Insurance Premium Written	Column B Direct Amount	Column C Ceded to Others	Column D Assumed From Other Companies	Column E Net Amount	Column F Percentage of Amount Assumed to Net
2018	$3	$1	$—	$2	0%

2017	$(1)	$1	$—	$(2)	0%

2016	$37	$1	$—	$36	0%