Form 10-K/A
period 2018-12-31
MBIA INC
filed 2019-03-13
CIK 814585

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

Documents incorporated by reference:

None.

EXPLANATORY NOTE – EXHIBIT FILING ONLY

MBIA Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as originally filed with the Securities and Exchange Commission on February 28, 2019 (the “Original Filing”), for the sole purpose of (i) filing the MBIA Inc. By-Laws as amended as of February 28, 2019 as Exhibit 3.2 in place of the superseded By-Laws referenced as Exhibit 3.2 to the Original Filing and (ii) adding the following sentence under the heading “Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Original Filing: “As of February 28, 2019, we amended our By-Laws as set forth in Exhibit 3.2 to this Annual Report on Form 10-K.” No other changes have been made to the Original Filing, the financial statements or any other exhibits. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules and Exhibits

3. Exhibits

An exhibit index immediately preceding the Exhibits indicates the exhibit number where each exhibit filed as part of this report can be found.

(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Amendment, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MBIA Inc., its subsidiaries or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.)

3. Articles of Incorporation and By-Laws.

3.1. Amended and Restated Certificate of Incorporation, dated May 5, 2005, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.

*3.2. By-Laws as Amended as of February 28, 2019.

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

10.5. MBIA Inc. 2005 Non-Employee Director Deferred Compensation Plan (as amended through February 2014), incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on March 5, 2014 (Reg. No.  333-194335).

10.6. Amended and Restated MBIA Inc. Deferred Compensation and Excess Benefit Plan, effective as of March 22, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March  31, 2010.

10.7. Restricted Stock Agreement, dated as of November 8, 2018, between MBIA Inc. and Daniel M. Avitabile, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February  28, 2019.

10.8. Restricted Stock Agreement, dated as of November 8, 2018, between MBIA Inc. and Adam T. Bergonzi, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February  28, 2019.

10.9. Restricted Stock Agreement, dated as of November 8, 2018, between MBIA Inc. and William C. Fallon, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February  28, 2019.

10.10. Restricted Stock Agreement, dated as of November 8, 2018, between MBIA Inc. and Jonathan C. Harris, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February  28, 2019.

10.11. Restricted Stock Agreement, dated as of November 8, 2018, between MBIA Inc. and Anthony McKiernan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February  28, 2019.

10.12. Restricted Stock Agreement, dated as of November 8, 2018, between MBIA Inc. and Christopher H. Young, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February  28, 2019.

21. List of Subsidiaries, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 28, 2019.

23. Consent of PricewaterhouseCoopers LLP, incorporated by reference to Exhibit 23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 28, 2019.

*31.1. Chief Executive Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2. Chief Financial Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1. Chief Executive Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002., incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February  28, 2019.

32.2. Chief Financial Officer— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February  28, 2019.

99.1. Quota Share Reinsurance Agreement between MBIA Insurance Corporation and MBIA Insurance Corp. of Illinois dated February 17, 2009, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February  20, 2009.

99.2. Novation Agreement, dated as of September 14, 2012, between Financial Guaranty Insurance Company and National Public Finance Guarantee Corporation, incorporated by reference to Exhibit 99.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September  30, 2013.

99.3. Amended and Restated Tax Sharing Agreement, dated as of September 8, 2011, between MBIA Inc. and certain of its subsidiaries, incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

101. Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 and (vi) Notes to Consolidated Financial Statements, incorporated by reference to Exhibit 101 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed on February 28, 2019.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBIA Inc. (Registrant)

Dated: March 12, 2019	By	/s/ William C. Fallon
	Name:	William C. Fallon
	Title:	Chief Executive Officer