Form 10-Q
period 2019-03-31
MBIA INC
filed 2019-05-08
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
Common Stock	MBI	New York Stock Exchange

As of May 1, 2019, 90,180,453 shares of Common Stock, par value $1 per share, were outstanding.

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

The above factors provide a summary of and are qualified in their entirety by the risk factors discussed under “Risk Factors” in Part II Other Information, Item 1A included in this Quarterly Report on Form 10-Q. In addition, refer to “Note1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of certain risks and uncertainties related to our financial statements.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	March 31, 2019	December 31, 2018
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $3,415 and $3,601)	$3,458	$3,565
Investments carried at fair value	231	222
Investments pledged as collateral, at fair value (amortized cost $7 and $46)	3	43
Short-term investments, at fair value (amortized cost $407 and $241)	407	241
Other investments at amortized cost	1	1

Total investments	4,100	4,072
Cash and cash equivalents	132	222
Premiums receivable	293	296
Deferred acquisition costs	69	74
Insurance loss recoverable	1,583	1,564
Other assets	161	122
Assets of consolidated variable interest entities:
Cash	31	58
Investments held-to-maturity, at amortized cost (fair value $948 and $925)	890	890
Investments carried at fair value	861	157
Loans receivable at fair value	206	172
Loan repurchase commitments	420	418
Other assets	32	31

Total assets	$8,778	$8,076

Liabilities and Equity
Liabilities:
Unearned premium revenue	$544	$587
Loss and loss adjustment expense reserves	806	934
Long-term debt	2,284	2,249
Medium-term notes (includes financial instruments carried at fair value of $106 and $102)	721	722
Investment agreements	313	311
Derivative liabilities	199	199
Other liabilities	152	198
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $1,325 and $480)	2,558	1,744

Total liabilities	7,577	6,944

Commitments and contingencies (Refer to Note 13: Commitments and Contingencies)
Equity:
Preferred stock, par value $1 per share; authorized shares--10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares--400,000,000; issued shares--283,625,689 and 283,625,689	284	284
Additional paid-in capital	2,996	3,025
Retained earnings	949	966
Accumulated other comprehensive income (loss), net of tax of $4 and $8	(74)	(156)
Treasury stock, at cost--193,446,168 and 193,803,976 shares	(2,967)	(3,000)

Total shareholders’ equity of MBIA Inc.	1,188	1,119
Preferred stock of subsidiary	13	13

Total equity	1,201	1,132

Total liabilities and equity	$8,778	$8,076

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Premiums earned:
Scheduled premiums earned	$18	$23
Refunding premiums earned	5	17

Premiums earned (net of ceded premiums of $1 and $1)	23	40
Net investment income	32	31
Fees and reimbursements	-	6
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	-	(19)
Unrealized gains (losses) on insured derivatives	14	14

Net change in fair value of insured derivatives	14	(5)
Net gains (losses) on financial instruments at fair value and foreign exchange	22	(9)
Net investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	-	-
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	(28)	(1)

Net investment losses related to other-than-temporary impairments	(28)	(1)
Other net realized gains (losses)	1	(1)
Revenues of consolidated variable interest entities:
Net investment income	10	8
Net gains (losses) on financial instruments at fair value and foreign exchange	18	4
Other net realized gains (losses)	(42)	-

Total revenues	50	73
Expenses:
Losses and loss adjustment	(38)	72
Amortization of deferred acquisition costs	4	4
Operating	26	20
Interest	52	51
Expenses of consolidated variable interest entities:
Operating	3	2
Interest	22	20

Total expenses	69	169

Income (loss) before income taxes	(19)	(96)
Provision (benefit) for income taxes	(2)	2

Net income (loss)	$(17)	$(98)

Net income (loss) per common share:
Basic	$(0.20)	$(1.12)
Diluted	$(0.20)	$(1.12)
Weighted average number of common shares outstanding:
Basic	85,554,236	88,131,373
Diluted	85,554,236	88,131,373

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(17)	$(98)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	79	(43)
Provision (benefit) for income taxes	4	5

Total	75	(48)
Reclassification adjustments for (gains) losses included in net income (loss)	(39)	(1)
Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	11	6
Reclassification adjustments for (gains) losses included in net income (loss)	28	1
Foreign currency translation:
Foreign currency translation gains (losses)	1	1
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	2	(14)
Reclassification adjustments for (gains) losses included in net income (loss)	4	-

Total other comprehensive income (loss)	82	(55)

Comprehensive income (loss)	$65	$(153)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions except share amounts)

	Three Months Ended March 31,
	2019	2018
Common shares
Balance at beginning of period	283,625,689	283,717,973
Common shares issued (cancelled), net	-	(148,719)

Balance at end of period	283,625,689	283,569,254
Common stock amount
Balance at beginning and end of period	$284	$284
Additional paid-in capital
Balance at beginning of period	$3,025	$3,171
Period change	(29)	3

Balance at end of period	$2,996	$3,174
Retained earnings
Balance at beginning of period	$966	$1,095
ASU 2016-01 transition adjustment	-	164
ASU 2018-02 transition adjustment	-	3
Net income (loss)	(17)	(98)

Balance at end of period	$949	$1,164
Accumulated other comprehensive income (loss)
Balance at beginning of period	$(156)	$(19)
ASU 2016-01 transition adjustment	-	(164)
ASU 2018-02 transition adjustment	-	(3)
Other comprehensive income (loss)	82	(55)

Balance at end of period	$(74)	$(241)
Treasury shares
Balance at beginning of period	(193,803,976)	(192,233,526)
Treasury shares acquired under share repurchase program	(487,606)	(1,961,711)
Other	845,414	(48,452)

Balance at end of period	(193,446,168)	(194,243,689)
Treasury stock amount
Balance at beginning of period	$(3,000)	$(3,118)
Treasury shares acquired under share repurchase program	(4)	(14)
Other	37	(1)

Balance at end of period	$(2,967)	$(3,133)
Total shareholders’ equity of MBIA Inc.
Balance at beginning of period	$1,119	$1,413
Period change	69	(165)

Balance at end of period	$1,188	$1,248

Preferred stock of subsidiary shares
Balance at beginning and end of period	1,315	1,315
Preferred stock of subsidiary amount
Balance at beginning and end of period	$13	$12

Total equity	$1,201	$1,260

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Premiums, fees and reimbursements received	$3	$10
Investment income received	44	59
Insured derivative commutations and losses paid	-	(19)
Financial guarantee losses and loss adjustment expenses paid	(95)	(86)
Proceeds from recoveries and reinsurance	60	16
Operating and employee related expenses paid	(34)	(38)
Interest paid, net of interest converted to principal	(46)	(42)
Income taxes (paid) received	(2)	(1)

Net cash provided (used) by operating activities	(70)	(101)

Cash flows from investing activities:
Purchases of available-for-sale investments	(747)	(819)
Sales of available-for-sale investments	683	651
Paydowns and maturities of available-for-sale investments	234	94
Purchases of investments at fair value	(69)	(53)
Sales, paydowns, maturities and other proceeds of investments at fair value	122	57
Sales, paydowns and maturities (purchases) of short-term investments, net	(154)	222
Paydowns and maturities of loans receivable	7	48
Consolidation of variable interest entities	72	-
(Payments) proceeds for derivative settlements	(11)	(9)
Collateral (to) from counterparties	(9)	-

Net cash provided (used) by investing activities	128	191

Cash flows from financing activities:
Proceeds from investment agreements	3	3
Principal paydowns of investment agreements	-	(8)
Principal paydowns of medium-term notes	-	(20)
Principal paydowns of variable interest entity notes	(168)	(55)
Purchases of treasury stock	(10)	(15)

Net cash provided (used) by financing activities	(175)	(95)

Net increase (decrease) in cash and cash equivalents	(117)	(5)
Cash and cash equivalents—beginning of period	280	146

Cash and cash equivalents—end of period	$163	$141

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(17)	$(98)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	22	5
Deferred acquisition costs	3	4
Unearned premium revenue	(43)	(39)
Loss and loss adjustment expense reserves	(58)	21
Insurance loss recoverable	(20)	(19)
Accrued interest payable	30	33
Accrued expenses	(11)	(18)
Net investment losses related to other-than-temporary impairments	28	1
Unrealized (gains) losses on insured derivatives	(14)	(14)
Net (gains) losses on financial instruments at fair value and foreign exchange	(40)	5
Other net realized (gains) losses	41	1
Deferred income tax provision (benefit)	(4)	1
Interest on variable interest entities, net	(2)	5
Other operating	15	11

Total adjustments to net income (loss)	(53)	(3)

Net cash provided (used) by operating activities	$(70)	$(101)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties

Summary

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates within the financial guarantee insurance industry. MBIA manages three operating segments: 1) United States (“U.S.”) public finance insurance; 2) corporate; and 3) international and structured finance insurance. The Company’s U.S. public finance insurance business is managed through National Public Finance Guarantee Corporation (“National”), the corporate segment is operated through MBIA Inc. and several of its subsidiaries, including its service company, MBIA Services Corporation (“MBIA Services”) and its international and structured finance insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”).

Refer to “Note 10: Business Segments” for further information about the Company’s operating segments.

Business Developments

Puerto Rico

On January 1, 2019, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $65 million. As of March 31, 2019, National had $3.1 billion of gross insured par outstanding ($3.4 billion of gross insured par outstanding when including accreted interest on insured capital appreciation bonds (“CABs”)) related to Puerto Rico. Refer to the “Risks and Uncertainties” section below for additional information on the Company’s Puerto Rico exposures.

COFINA Plan of Adjustment

In February of 2019, the District Court confirmed the Puerto Rico Sales Tax Financing Corporation (“COFINA”) Plan of Adjustment, including the settlement agreement between Puerto Rico and COFINA. National insured bondholders were given the option of commuting their insurance policy and receiving uninsured COFINA bonds or placing their new uninsured COFINA bonds into the National Custodial Trusts (the “Trusts”), receive Trust certificates and continue to benefit from a National insurance policy. The Trusts operate on a pass-through basis; as the Trusts receive debt service payments from the new COFINA bonds, or sells these new bonds, the Trusts’ cash will be paid to the Trusts’ certificate holders and National’s insured exposure will reduce accordingly. To the extent National’s policy obligations have not been satisfied by the maturity date of the original National insurance policies, the Trusts’ certificate holders will receive a claim payment from National at their maturity date for any remaining amounts. The Trusts were consolidated as variable interest entities (“VIEs”) within the U.S. public finance segment during the first quarter of 2019. Refer to “Note 4: Variable Interest Entities” for additional information about the COFINA VIEs.

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

MBIA Corp. also projects to collect excess spread from insured residential mortgage-backed securities (“RMBS”), and to recover proceeds from Credit Suisse Securities (USA) LLC, DLJ Mortgage Capital, Inc. and Select Portfolio Servicing Inc. (collectively, “Credit Suisse”) arising from its failure to repurchase ineligible loans that were included in a Credit Suisse sponsored RMBS transaction. However, the amount and timing of these recoveries and collections are uncertain.

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

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for additional information about MBIA Corp.’s recoveries.

Corporate Liquidity

Based on the Company’s projections of National’s dividends, additional anticipated releases under its tax sharing agreement and related tax escrow account (“Tax Escrow Account”), and other cash inflows, the Company expects that MBIA Inc. will have sufficient cash to satisfy its debt service and general corporate needs. However, MBIA Inc. continues to have liquidity risk that could be triggered by interruption of or reduction in dividends or tax payments received from operating subsidiaries, deterioration in the performance of invested assets, impaired access to the capital markets, as well as other factors, which are not anticipated at this time. Furthermore, failure by MBIA Inc. to settle liabilities that are insured by MBIA Corp. could result in claims on MBIA Corp.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 2: Significant Accounting Policies

The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position and results of operations. All material intercompany balances and transactions have been eliminated.

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

The results of operations for the three months ended March 31, 2019 may not be indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods.

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Leases (Topic 842) (ASU 2016-02)

In February of 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”, that amends the accounting guidance for leasing transactions. ASU 2016-02 requires a lessee to classify lease contracts as finance or operating leases, and to recognize assets and liabilities for the rights and obligations created by leasing transactions with lease terms more than twelve months. ASU 2016-02 substantially retains the criteria for classifying leasing transactions as finance or operating leases. For finance leases, a lessee recognizes a right-of-use asset and a lease liability initially measured at the present value of the lease payments, and recognizes interest expense on the lease liability separately from the amortization of the right-of-use asset. For operating leases, a lessee recognizes a right-of-use asset and a lease liability initially measured at the present value of the lease payments, and recognizes lease expense on a straight-line basis.

The Company adopted ASU 2016-02 in its entirety in the first quarter of 2019, using an additional (and optional) modified retrospective transition approach. Comparative periods are presented in accordance with Topic 840, Leases, and do not include any retrospective adjustments to comparative periods to reflect the adoption of ASU 2016-02. The Company recorded a right-of-use asset and lease liability of $23 million. The gross up of the assets and liabilities does not have a cumulative effect adjustment to the opening balance of retained earnings and does not impact the Company’s statement of operations. Refer to “Note 13: Commitments and Contingencies” for information about the Company’s lease commitments.

Disclosure Update and Simplification

In August of 2018, the Securities and Exchange Commission (“SEC”) published Release No. 33-10532, Disclosure Update and Simplification, which amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, these amendments updated the disclosure requirements for the interim financial statement requirements to include a reconciliation of each caption of shareholders’ equity, in the notes or as a separate statement for each period for which a statement of comprehensive income is required to be included. The Company updated the presentation of its consolidated statements of changes in shareholders’ equity for the first quarter of 2019 for all periods presented.

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

Notes to Consolidated Financial Statements (Unaudited)

Note 3: Recent Accounting Pronouncements (continued)

Recent Accounting Developments

Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13)

In June of 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires financing receivables and other financial assets measured at amortized cost to be presented at the net amount expected to be collected by recording an allowance for credit losses with changes in the allowance recorded as credit loss expense or reversal of credit loss expense based on management’s current estimate of expected credit losses each period. ASU 2016-13 does not apply to credit losses on financial guarantee insurance contracts within the scope of Topic 944, “Financial Services-Insurance.” ASU 2016-13 also requires impairment relating to credit losses on available-for-sale (“AFS”) debt securities to be presented through an allowance for credit losses with changes in the allowance recorded in the period of the change as credit loss expense or reversal of credit loss expense. Any impairment amount not recorded through an allowance for credit losses on AFS debt securities is recorded through other comprehensive income. ASU 2016-13 is effective for interim and annual periods beginning January 1, 2020 with early adoption permitted beginning January 1, 2019. ASU 2016-13 is applied on a modified retrospective basis except that prospective application is applied to AFS debt securities with other-than-temporary impairments (“OTTI”) recognized before the date of adoption. The Company is evaluating the impact of adopting ASU 2016-13.

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

Note 4: Variable Interest Entities

Primarily through MBIA’s international and structured finance insurance segment, the Company provides credit protection to issuers of obligations that may involve issuer-sponsored special purpose entities (“SPEs”). An SPE may be considered a VIE to the extent the SPE’s total equity at risk is not sufficient to permit the SPE to finance its activities without additional subordinated financial support or its equity investors lack any one of the following characteristics: (i) the power to direct the activities of the SPE that most significantly impact the entity’s economic performance or (ii) the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity. A holder of a variable interest or interests in a VIE is required to assess whether it has a controlling financial interest, and thus is required to consolidate the entity as primary beneficiary. An assessment of a controlling financial interest identifies the primary beneficiary as the variable interest holder that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE. An ongoing reassessment of controlling financial interest is required to be performed based on any substantive changes in facts and circumstances involving the VIE and its variable interests.

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

Consolidated VIEs

The carrying amounts of assets and liabilities of consolidated VIEs were $2.4 and $2.6 billion, respectively, as of March 31, 2019, and $1.7 billion, as of December 31, 2018. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. In the first quarter of 2019, the Company consolidated seven VIEs related to the Trusts. On the initial consolidation of the Trusts, the Company recorded a loss of $42 million, representing the difference between the fair value of the Company’s financial guarantee within the trusts and the carrying value of the insurance related balances on the COFINA policies. This loss is recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statement of operations. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information about COFINA. In 2019, no VIEs were deconsolidated. The consolidation or deconsolidation of VIEs could have a material effect on the Company’s financial statements.

Holders of insured obligations of issuer-sponsored VIEs do not have recourse to the general assets of the Company. In the event of nonpayment of an insured obligation issued by a consolidated VIE, the Company is obligated to pay principal and interest, when due, on the respective insured obligation only. The Company’s exposure to consolidated VIEs is limited to the credit protection provided on insured obligations and any additional variable interests held by the Company.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs

The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of March 31, 2019 and December 31, 2018. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	March 31, 2019
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)
Insurance:
Global structured finance:
Mortgage-backed residential	$2,593	$16	$17	$88	$16	$366
Mortgage-backed commercial	44	-	-	-	-	-
Consumer asset-backed	465	-	2	1	1	10
Corporate asset-backed	1,179	-	8	858	9	-

Total global structured finance	4,281	16	27	947	26	376
Global public finance	2,238	-	9	-	11	-

Total insurance	$6,519	$16	$36	$947	$37	$376

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

	December 31, 2018
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments(1)	Premiums Receivable(2)	Insurance Loss Recoverable(3)	Unearned Premium Revenue(4)	Loss and Loss Adjustment Expense Reserves(5)
Insurance:
Global structured finance:
Mortgage-backed residential	$3,103	$17	$19	$128	$17	$345
Mortgage-backed commercial	52	-	-	-	-	-
Consumer asset-backed	560	-	3	1	2	12
Corporate asset-backed	1,338	-	9	858	10	-

Total global structured finance	5,053	17	31	987	29	357
Global public finance	2,231	-	9	-	12	-

Total insurance	$7,284	$17	$40	$987	$41	$357

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

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

Certain local governments remain under financial and budgetary stress and a few have filed for protection under Title 11 of the United States Code (the “Bankruptcy Code”), or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. In the case of Puerto Rico, certain credits that the Company insures have filed petitions for covered instrumentalities under Title III of PROMESA, which incorporates by reference provisions from the Bankruptcy Code. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments in greater amounts on the Company’s insured transactions. The filing for protection under the Bankruptcy Code or entering state statutory proceedings does not necessarily result in a default or indicate that an ultimate loss will occur. In February of 2019, the COFINA Plan of Adjustment was confirmed by the District Court. Refer to “Note 1: Business Development and Risk and Uncertainties”, for further information on the Company’s Puerto Rico exposures.

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

RMBS Case Basis Reserves (Financial Guarantees)

The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies, excluding those on consolidated VIEs. The Company’s first-lien RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company’s second-lien RMBS case basis reserves relate to RMBS backed by home equity lines of credit and closed-end second mortgages. The Company calculated RMBS case basis reserves as of March 31, 2019 for both first and second-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for additional information on the Company’s Roll Rate methodology for its RMBS case basis reserves.

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

CDO Reserves and Recoveries

The Company also has loss and LAE reserves on certain transactions within its collateralized debt obligations (“CDO”) portfolio, primarily its multi-sector CDO asset class that was insured in the form of financial guarantee policies. MBIA’s insured multi-sector CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes, but are not limited to, RMBS-related collateral, multi-sector and corporate CDOs). Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for additional information on the Company’s process for estimating reserves on these policies.

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

Summary of Loss and LAE Reserves and Recoveries

The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidated VIEs, which are included in the Company’s consolidated balance sheets as of March 31, 2019 and December 31, 2018 are presented in the following table:

	As of March 31, 2019		As of December 31, 2018
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves	Insurance loss recoverable	Loss and LAE reserves
U.S. Public Finance Insurance
Before VIE eliminations	$630	$478	$571	$551
VIE eliminations	-	(75)	-	-

Total U.S. public finance insurance	630	403	571	551
International and Structured Finance Insurance:
Before VIE eliminations(1)	1,389	668	1,430	637
VIE eliminations(1)	(436)	(265)	(437)	(254)

Total international and structured finance insurance	953	403	993	383

Total	$1,583	$806	$1,564	$934

(1) -	Includes loan repurchase commitments of $420 million and $418 million as of March 31, 2019 and December 31, 2018, respectively.

Changes in Loss and LAE Reserves

The following table presents changes in the Company’s loss and LAE reserves for the three months ended March 31, 2019. Changes in loss reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in amount and timing of estimated claim payments and recoveries, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of March 31, 2019, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 2.38%. LAE reserves are generally expected to be settled within a one-year period and are not discounted. As of March 31, 2019 and December 31, 2018, the Company’s gross loss and LAE reserves included $51 million and $60 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Three Months Ended March 31, 2019
Gross Loss and LAE Reserves as of December 31, 2018	Loss Payments	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Gross Loss and LAE Reserves as of March 31, 2019
$934	$(84)	$5	$(27)	$(37)	$24	$(9)	$806

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The decrease in the Company’s loss reserves primarily relates to payments made on certain Puerto Rico credits and the consolidation of credits, with loss reserves, as VIEs, partially offset by an increase in reserves on RMBS transactions.

Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses

Current period changes in the Company’s estimate of potential recoveries may be recorded as an insurance loss recoverable asset, netted against the gross loss and LAE reserve liability, or both. The following table presents changes in the Company’s insurance loss recoverable and changes in recoveries on unpaid losses reported within the Company’s claim liability for the three months ended March 31, 2019. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable and Recoveries on Unpaid Losses for the Three Months Ended March 31, 2019
In millions	Gross Reserve as of December 31, 2018	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions		Changes in LAE Recoveries	Other(1)	Gross Reserve as of March 31, 2019
Insurance loss recoverable	$1,564	$(58)	$10	$28	$40	(2)	$-	$(1)	$1,583
Recoveries on unpaid losses (3)	19	-	-	1	(1)		-	-	19

Total	$1,583	$(58)	$10	$29	$39		$-	$(1)	$1,602

(1) -	Primarily changes in amount and timing of collections.

(2) -	Includes amounts which have been paid and are expected to be recovered in the future.

(3) -	Excludes certain Puerto Rico recoveries which have been netted against reserves.

The increase in the Company’s insurance loss recoverable reflected in the preceding table was primarily due to amounts related to the anticipated recovery of claims paid to certain Puerto Rico credits offset by collections on insured RMBS transactions.

Loss and LAE Activity

For the three months ended March 31, 2019, the benefit to losses and LAE primarily related to an increase in expected recoveries on Puerto Rico exposures partially offset by incurred losses related to first-lien RMBS transactions. For the three months ended March 31, 2018, losses and LAE related to increases in actual and expected payments on Puerto Rico exposures.

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended March 31, 2019 and 2018, gross LAE related to remediating insured obligations were $1 million and $13 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Surveillance Categories

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of March 31, 2019:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	47	18	-	229	294
Number of issues (1)	15	4	-	99	118
Remaining weighted average contract period (in years)	6.6	7.8	-	7.6	7.4
Gross insured contractual payments outstanding: (2)
Principal	$1,527	$249	$-	$4,267	$6,043
Interest	2,068	122	-	1,781	3,971

Total	$3,595	$371	$-	$6,048	$10,014

Gross Claim Liability (3)	$-	$-	$-	$928	$928
Less:
Gross Potential Recoveries (4)	-	-	-	1,999	1,999
Discount, net (5)	-	-	-	(300)	(300)

Net claim liability (recoverable)	$-	$-	$-	$(771)	$(771)

Unearned premium revenue	$5	$4	$-	$41	$50
Reinsurance recoverable on paid and unpaid losses (6)					$19

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	The gross claim liability with respect to Puerto Rico exposures are net of expected recoveries for policies in a net payable position.

(4) -	Gross potential recoveries with respect to certain Puerto Rico exposures are net of the claim liability for policies in a net recoverable position.

(5) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

(6) -	Included in “Other assets” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2018:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	50	18	-	233	301
Number of issues (1)	16	4	-	102	122
Remaining weighted average contract period (in years)	6.7	8.0	-	9.7	8.9
Gross insured contractual payments outstanding: (2)
Principal	$1,604	$249	$-	$5,353	$7,206
Interest	2,118	123	-	5,414	7,655

Total	$3,722	$372	$-	$10,767	$14,861

Gross Claim Liability (3)	$-	$-	$-	$977	$977
Less:
Gross Potential Recoveries (4)	-	-	-	2,255	2,255
Discount, net (5)	-	-	-	(670)	(670)

Net claim liability (recoverable)	$-	$-	$-	$(608)	$(608)

Unearned premium revenue	$5	$4	$-	$63	$72
Reinsurance recoverable on paid and unpaid losses (6)					$21

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	The gross claim liability with respect to Puerto Rico exposures are net of expected recoveries for policies in a net payable position.

(4) -	Gross potential recoveries with respect to certain Puerto Rico exposures are net of the claim liability for policies in a net recoverable position.

(5) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

(6) -	Included in “Other assets” on the Company’s consolidated balance sheets.

Note 6: Fair Value of Financial Instruments

Fair Value Measurement

Financial Assets

Financial assets held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically, the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding indication of value. The Company, along with its third-party portfolio manager, reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company and its third-party portfolio manager believe a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, its third-party portfolio manager will obtain a price from another third-party provider or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of March 31, 2019 and December 31, 2018. All challenges to third-party prices are reviewed by staff of the Company as well as its third-party portfolio manager with relevant expertise to ensure reasonableness of assumptions. A pricing analysis is reviewed and approved by the Company’s valuation committee.

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

Loans Receivable at Fair Value

Loans receivable at fair value are comprised of loans and other instruments held by consolidated VIEs consisting of residential mortgage loans. Fair values of residential mortgage loans are determined using quoted prices for MBS issued by the respective VIE and adjusted for the fair values of the financial guarantees provided by MBIA Corp. on the related MBS. The fair values of the financial guarantees consider expected claim payments, net of recoveries, under MBIA Corp.’s policies.

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

Derivatives—Other

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

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

In millions	Fair Value as of March 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$206	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee(1)	-9% - 50% (8%)
Loan repurchase commitments	420	Discounted cash flow	Recovery rates(2)
			Breach rates(2)
Liabilities of consolidated VIEs:
Variable interest entity notes	397	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 65% (41%)
Credit derivative liabilities:
CMBS	19	Direct Price Model	Nonperformance risk	54% - 54% (54%)
Other derivative liabilities	7	Discounted cash flow	Cash flows	$0 - $49 ($25)(3)

(1) -	Negative percentage represents financial guarantee policies in a receivable position.
(2) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.
(3) -	Midpoint of cash flows are used for the weighted average.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions	Fair Value as of December 31, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$172	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee(1)	-17% - 75% (7%)
Loan repurchase commitments	418	Discounted cash flow	Recovery rates(2)
			Breach rates(2)
Liabilities of consolidated VIEs:
Variable interest entity notes	366	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 63% (39%)
Credit derivative liabilities:
CMBS	33	Direct Price Model	Nonperformance risk	54% - 54% (54%)
Other derivative liabilities	7	Discounted cash flow	Cash flows	$0 - $49 ($25)(3)

(1) -	Negative percentage represents financial guarantee policies in a receivable position.

(2) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.

(3) -	Midpoint of cash flows are used for the weighted average.

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

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of March 31, 2019
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$871	$93	$-	$-	$964
State and municipal bonds	-	582	-	-	582
Foreign governments	-	13	-	-	13
Corporate obligations	-	1,689	-	-	1,689
Mortgage-backed securities:
Residential mortgage-backed agency	-	229	-	-	229
Residential mortgage-backed non-agency	-	26	-	-	26
Commercial mortgage-backed	-	49	6	-	55
Asset-backed securities:
Collateralized debt obligations	-	113	-	-	113
Other asset-backed	-	197	2	-	199

Total fixed-maturity investments	871	2,991	8	-	3,870
Money market securities	-	-	-	-	91	(1)
Perpetual debt and equity securities	26	37	-	-	63
Fixed-income fund	-	-	-	-	75	(1)
Cash and cash equivalents	132	-	-	-	132
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	1	-	-	1

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of March 31, 2019
Assets of consolidated VIEs:
State and municipal bonds	-	707	-	-	707
Corporate obligations	-	9	5	-	14
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	89	-	-	89
Commercial mortgage-backed	-	33	-	-	33
Asset-backed securities:
Collateralized debt obligations	-	6	1	-	7
Other asset-backed	-	11	-	-	11
Cash	31	-	-	-	31
Loans receivable at fair value:
Residential loans receivable	-	-	206	-	206
Loan repurchase commitments	-	-	420	-	420
Other assets:
Currency derivatives	-	-	14	-	14
Other	-	-	15	-	15

Total assets	$1,060	$3,884	$669	$-	$5,779

Liabilities:
Medium-term notes	$-	$-	$106	$-	$106
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	2	19	-	21
Non-insured derivatives:
Interest rate derivatives	-	172	-	(1)	171
Other	-	-	7	-	7
Other liabilities:
Other payable	-	-	3	-	3
Liabilities of consolidated VIEs:
Variable interest entity notes	-	928	397	-	1,325

Total liabilities	$-	$1,102	$532	$(1)	$1,633

(1) -	Investment that was measured at fair value by applying the net asset value per share practical expedient, and was required not to be classified in the fair value hierarchy.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$1,028	$90	$-	$1,118
State and municipal bonds	-	728	-	728
Foreign governments	-	9	-	9
Corporate obligations	-	1,410	-	1,410
Mortgage-backed securities:
Residential mortgage-backed agency	-	219	-	219
Residential mortgage-backed non-agency	-	28	-	28
Commercial mortgage-backed	-	47	7	54
Asset-backed securities:
Collateralized debt obligations	-	121	-	121
Other asset-backed	-	181	3	184

Total fixed-maturity investments	1,028	2,833	10	3,871
Money market securities	-	-	-	67	(1)
Perpetual debt and equity securities	23	35	-	58
Fixed-income fund	-	-	-	75	(1)
Cash and cash equivalents	222	-	-	222
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	2	-	2

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
Assets of consolidated VIEs:
Corporate obligations	-	9	5	14
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	92	-	92
Commercial mortgage-backed	-	34	-	34
Asset-backed securities:
Collateralized debt obligations	-	6	1	7
Other asset-backed	-	10	-	10
Cash	58	-	-	58
Loans receivable at fair value:
Residential loans receivable	-	-	172	172
Loan repurchase commitments	-	-	418	418
Other assets:
Currency derivatives	-	-	17	17
Other	-	-	14	14

Total assets	$1,331	$3,021	$637	$5,131

Liabilities:
Medium-term notes	$-	$-	$102	$102
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	2	33	35
Non-insured derivatives:
Interest rate derivatives	-	157	-	157
Other	-	-	7	7
Other liabilities:
Other payable	-	-	5	5
Liabilities of consolidated VIEs:
Variable interest entity notes	-	114	366	480

Total liabilities	$-	$273	$513	$786

(1) -	Investment that was measured at fair value by applying the net asset value per share practical expedient, and was required not to be classified in the fair value hierarchy.

Level 3 assets at fair value as of March 31, 2019 and December 31, 2018 represented approximately 12% of total assets measured at fair value. Level 3 liabilities at fair value as of March 31, 2019 and December 31, 2018 represented approximately 33% and 65%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of March 31, 2019 and December 31, 2018:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of March 31, 2019	Carry Value Balance as of March 31, 2019
Assets:
Other investments	$-	$-	$1	$1	$1
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	948	948	890

Total assets	$-	$-	$949	$949	$891

Liabilities:
Long-term debt	$-	$1,165	$-	$1,165	$2,284
Medium-term notes	-	-	425	425	615
Investment agreements	-	-	400	400	313
Liabilities of consolidated VIEs:
Variable interest entity notes	-	352	948	1,300	1,233

Total liabilities	$-	$1,517	$1,773	$3,290	$4,445

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$1,027	$1,027	$(233)
Ceded	-	-	69	69	30

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2018	Carry Value Balance as of December 31, 2018
Assets:
Other investments	$-	$1	$-	$1	$1
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	925	925	890

Total assets	$-	$1	$925	$926	$891

Liabilities:
Long-term debt	$-	$1,101	$-	$1,101	$2,249
Medium-term notes	-	-	422	422	620
Investment agreements	-	-	388	388	311
Liabilities of consolidated VIEs:
Variable interest entity notes	-	378	925	1,303	1,264

Total liabilities	$-	$1,479	$1,735	$3,214	$4,444

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$993	$993	$(43)
Ceded	-	-	65	65	35

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2019 and 2018:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended

March 31, 2019

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2019
Assets:
Commercial mortgage-backed	$7	$-	$-	$-	$-	$-	$-	$(1)	$-	$-	$-	$6	$-
Other asset-backed	3	-	-	-	-	-	-	(1)	-	-	-	2	-
Assets of consolidated VIEs:
Corporate obligations	5	-	-	-	-	-	-	-	-	-	-	5	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Loans receivable- residential	172	-	42	-	-	-	-	(8)	-	-	-	206	42
Loan repurchase commitments	418	-	2	-	-	-	-	-	-	-	-	420	2
Currency derivatives	17	-	(2)	-	(1)	-	-	-	-	-	-	14	(3)
Other	14	-	1	-	-	-	-	-	-	-	-	15	1

Total assets	$637	$-	$43	$-	$(1)	$-	$-	$(10)	$-	$-	$-	$669	$42

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in Credit Risk in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2019
Liabilities:
Medium-term notes	$102	$-	$10	$(4)	$(2)	$-	$-	$-	$-	$-	$-	$106	$7
Credit derivatives	33	-	(14)	-	-	-	-	-	-	-	-	19	(14)
Other derivatives	7	-	-	-	-	-	-	-	-	-	-	7	-
Other payable	5	-	1	-	-	-	-	(3)	-	-	-	3	1
Liabilities of consolidated VIEs:
VIE notes	366	9	32	(7)	-	-	5	(8)	-	-	-	397	32

Total liabilities	$513	$9	$29	$(11)	$(2)	$-	$5	$(11)	$-	$-	$-	$532	$26

(1) -	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended

March 31, 2018

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2018
Assets:
Corporate obligations	$2	$-	$-	$-	$-	$-	$-	$-	$-	$-	$(2)	$-	$-
Commercial mortgage-backed	7	-	-	-	-	-	-	-	-	-	-	7	-
Other asset-backed	5	-	-	-	-	2	-	(1)	(2)	-	-	4	-
Assets of consolidated VIEs:
Corporate obligations	-	-	-	-	-	-	-	-	-	3	-	3	-
Commercial mortgage-backed	6	-	-	-	-	-	-	-	-	-	-	6	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Loans receivable-residential	759	-	20	-	-	-	-	(42)	-	-	-	737	20
Loans receivable-corporate	920	-	11	-	-	-	-	(6)	-	-	-	925	11
Loan repurchase commitments	407	-	-	-	-	-	-	-	-	-	-	407	-
Currency derivatives	19	-	(3)	-	(3)	-	-	-	-	-	-	13	(6)
Other	14	-	-	-	-	-	-	-	-	-	-	14	-

Total assets	$2,140	$-	$28	$-	$(3)	$2	$-	$(49)	$(2)	$3	$(2)	$2,117	$25

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3(1)	Transfers out of Level 3(1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2018
Liabilities:
Medium-term notes	$115	$-	$-	$25	$6	$-	$-	$-	$-	$-	$-	$146	$6
Credit derivatives	63	19	(14)	-	-	-	-	(19)	-	-	-	49	(14)
Other derivatives	4	-	-	-	-	-	-	-	-	-	-	4	-
Other payable	7	-	2	-	-	-	-	(4)	-	-	-	5	2
Liabilities of consolidated VIEs:
VIE notes	406	8	(3)	(8)	5	-	5	(13)	-	-	-	400	2

Total liabilities	$595	$27	$(15)	$17	$11	$-	$5	$(36)	$-	$-	$-	$604	$(4)

(1) -	Transferred in and out at the end of the period.

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

There were no transfers into or out of Level 1 for the three months ended March 31, 2019 and 2018.

All Level 1, 2 and 3 designations are made at the end of each accounting period.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended March 31, 2019 and 2018 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of March 31, 2019	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of March 31, 2018
Revenues:
Unrealized gains (losses) on insured derivatives	$14	$14	$14	$14
Realized gains (losses) and other settlements on insured derivatives	-	-	(19)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(7)	(7)	(6)	(6)
Other net realized gains (losses)	(1)	(1)	(2)	(2)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	1	10	15	23

Total	$7	$16	$2	$29

Fair Value Option

The Company elected to record at fair value certain financial instruments that have been consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

The following table presents the gains and (losses) included in the Company’s consolidated statements of operations for the three months ended March 31, 2019 and 2018 for financial instruments for which the fair value option was elected:

	Three Months Ended March 31,
In millions	2019	2018
Investments carried at fair value(1)	$6	$(2)
Fixed-maturity securities held at fair value-VIE(2)	26	(6)
Loans receivable at fair value:
Residential mortgage loans(2)	34	(21)
Other loans(2)	-	11
Loan repurchase commitments(2)	2	-
Medium-term notes(1)	(7)	(6)
Other liabilities(3)	(1)	(2)
Variable interest entity notes(2)	84	27

(1) -	Reported within “Net gains (losses) of financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.

(2) -	Reported within “Net gains (losses) of financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.

(3) -	Reported within “Other net realized gains (losses)” on MBIA’s consolidated statements of operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option

As of March 31, 2019 and December 31, 2018, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were losses of $104 million and $110 million, respectively, reported in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the three months ended March 31, 2019 and 2018, the portions of instrument-specific credit risk included in accumulated other comprehensive income (“AOCI”) that were recognized in earnings due to settlement of liabilities were losses of $4 million and $5 million, respectively.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2019 and December 31, 2018 for loans and notes for which the fair value option was elected:

	As of March 31, 2019			As of December 31, 2018
	Contractual			Contractual
	Outstanding	Fair		Outstanding	Fair
In millions	Principal	Value	Difference	Principal	Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$165	$165	$-	$168	$164	$4
Residential mortgage loans (90 days or more past due)	153	41	112	153	8	145

Total loans receivable and other instruments at fair value	$318	$206	$112	$321	$172	$149
Variable interest entity notes	$1,292	$1,325	$(33)	$1,295	$480	$815
Medium-term notes	$115	$106	$9	$114	$102	$12

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

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and OTTI for AFS and HTM investments in the Company’s consolidated investment portfolio as of March 31, 2019 and December 31, 2018:

	March 31, 2019
		Gross	Gross		Other-Than-
	Amortized	Unrealized	Unrealized	Fair	Temporary
In millions	Cost	Gains	Losses	Value	Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$927	$33	$(5)	$955	$-
State and municipal bonds	509	77	(4)	582	54
Foreign governments	13	-	-	13	-
Corporate obligations	1,673	14	(63)	1,624	(41)
Mortgage-backed securities:
Residential mortgage-backed agency	223	1	(3)	221	-
Residential mortgage-backed non-agency	29	1	(5)	25	-
Commercial mortgage-backed	54	-	(1)	53	-
Asset-backed securities:
Collateralized debt obligations	113	-	(3)	110	-
Other asset-backed	193	-	-	193	-

Total AFS investments	$3,734	$126	$(84)	$3,776	$13

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$890	$58	$-	$948	$-

Total HTM investments	$890	$58	$-	$948	$-

(1) -

Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

	December 31, 2018
		Gross	Gross		Other-Than-
	Amortized	Unrealized	Unrealized	Fair	Temporary
In millions	Cost	Gains	Losses	Value	Impairments(1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$1,093	$26	$(10)	$1,109	$-
State and municipal bonds	641	97	(11)	727	42
Foreign governments	9	-	-	9	-
Corporate obligations	1,473	6	(131)	1,348	(68)
Mortgage-backed securities:
Residential mortgage-backed agency	218	1	(5)	214	-
Residential mortgage-backed non-agency	30	1	(4)	27	-
Commercial mortgage-backed	53	-	(2)	51	-
Asset-backed securities:
Collateralized debt obligations	122	-	(3)	119	-
Other asset-backed	178	-	(1)	177	-

Total AFS investments	$3,817	$131	$(167)	$3,781	$(26)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$890	$35	$-	$925	$-

Total HTM investments	$890	$35	$-	$925	$-

(1) -

Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of March 31, 2019. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$846	$863	$-	$-
Due after one year through five years	631	669	-	-
Due after five years through ten years	658	623	-	-
Due after ten years	987	1,019	890	948
Mortgage-backed and asset-backed	612	602	-	-

Total fixed-maturity investments	$3,734	$3,776	$890	$948

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of March 31, 2019 and December 31, 2018 was $11 million. These deposits are required to comply with state insurance laws.

Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of March 31, 2019 and December 31, 2018, the fair value of securities pledged as collateral for these investment agreements approximated $327 million and $314 million, respectively. The Company’s collateral as of March 31, 2019 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks.

Refer to “Note 8: Derivative Instruments” for information about securities posted to derivative counterparties.

Impaired Investments

The following tables present the gross unrealized losses related to AFS and HTM investments as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$71	$-	$319	$(5)	$390	$(5)
State and municipal bonds	4	-	149	(4)	153	(4)
Foreign governments	5	-	2	-	7	-
Corporate obligations	280	(2)	776	(61)	1,056	(63)
Mortgage-backed securities:
Residential mortgage-backed agency	-	-	142	(3)	142	(3)
Residential mortgage-backed non-agency	-	-	12	(5)	12	(5)
Commercial mortgage-backed	15	-	27	(1)	42	(1)
Asset-backed securities:
Collateralized debt obligations	88	(2)	9	(1)	97	(3)
Other asset-backed	38	-	84	-	122	-

Total AFS investments	$501	$(4)	$1,520	$(80)	$2,021	$(84)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$231	$(1)	$278	$(9)	$509	$(10)
State and municipal bonds	60	(1)	135	(10)	195	(11)
Foreign governments	5	-	2	-	7	-
Corporate obligations	900	(41)	335	(90)	1,235	(131)
Mortgage-backed securities:
Residential mortgage-backed agency	29	(1)	118	(4)	147	(5)
Residential mortgage-backed non-agency	2	-	13	(4)	15	(4)
Commercial mortgage-backed	24	-	21	(2)	45	(2)
Asset-backed securities:
Collateralized debt obligations	98	(3)	7	-	105	(3)
Other asset-backed	127	-	35	(1)	162	(1)

Total AFS investments	$1,476	$(47)	$944	$(120)	$2,420	$(167)

Gross unrealized losses on AFS investments decreased as of March 31, 2019 compared with December 31, 2018 primarily due to lower interest rates and tightening credit spreads.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of March 31, 2019 and December 31, 2018 was 10 and 11 years, respectively. As of March 31, 2019 and December 31, 2018, there were 291 and 182 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 51 and 64 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of March 31, 2019:

	AFS Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	41	$212	$195
> 15% to 25%	5	2	2
> 25% to 50%	2	14	10
> 50%	3	71	30

Total	51	$299	$237

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of March 31, 2019 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Other-Than-Temporary Impairments

The Company’s fixed-maturity securities for which fair value is less than amortized cost are reviewed quarterly in order to determine whether a credit loss exists. The portion of certain OTTI losses on fixed-maturity securities that does not represent credit losses is recognized in AOCI. Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the Company’s policy for OTTI and its determination of credit loss. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the OTTI losses was recognized in AOCI, and the corresponding changes in such amounts. The additional credit loss impairments for the three months ended March 31, 2019 and 2018 were primarily related to an impaired security for which a loss was recognized as the difference between the amortized cost and net present value of projected cash flows. The OTTI for the three months ended March 31, 2019 resulted from updated liquidity concerns and other adverse financial conditions of the issuer.

In millions	Three Months Ended March 31,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2019	2018
Beginning balance	$37	$32
Additions for credit loss impairments recognized in the current period on securities previously impaired	28	1

Ending balance	$65	$33

The Company does not recognize OTTI on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of March 31, 2019 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (2)
Mortgage-backed:
MBIA(1)	$12	$(5)	$16
Corporate obligations:
MBIA(1)	53	(3)	-

Total	$65	$(8)	$16

(1) -	Includes investments insured by MBIA Corp. and National.

(2) -	Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

Sales of Available-for-Sale Investments

Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
In millions	2019	2018
Proceeds from sales	$683	$651
Gross realized gains	$5	$2
Gross realized losses	$(1)	$(6)

Equity Investments

Unrealized gains and losses recognized on equity investments held as of the end of each period for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
In millions	2019	2018
Net gains and (losses) recognized during the period on equity securities	$5	$-
Less:
Net gains and (losses) recognized during the period on equity securities sold during the period	1	-

Unrealized gains and (losses) recognized during the period on equity securities still held at the reporting date	$4	$-

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

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of March 31, 2019 and December 31, 2018. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

$ in millions	As of March 31, 2019
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	0.8 Years	$-	$-	$-	$-	$53	$53	$(19)
Insured swaps	15.5 Years	-	72	1,436	555	-	2,063	(2)

Total notional		$-	$72	$1,436	$555	$53	$2,116

Total fair value		$-	$-	$(1)	$(1)	$(19)		$(21)

$ in millions	As of December 31, 2018
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	1.0 Years	$-	$-	$-	$-	$70	$70	$(33)
Insured swaps	15.7 Years	-	74	1,463	896	-	2,433	(2)

Total notional		$-	$74	$1,463	$896	$70	$2,503

Total fair value		$-	$-	$(1)	$(1)	$(33)		$(35)

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

Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of March 31, 2019, the Company did not hold cash collateral to derivative counterparties but posted $9 million cash collateral to derivative counterparties. As of December 31, 2018, the Company did not hold or post cash collateral to derivative counterparties.

As of March 31, 2019 and December 31, 2018, the Company had securities with a fair value of $207 million and $205 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheets.

As of March 31, 2019 and December 31, 2018, the fair value on one Credit Support Annex (“CSA”) was $1 million and $2 million, respectively. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of March 31, 2019 and December 31, 2018, the counterparty was rated A1 by Moody’s and A+ by S&P.

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

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of March 31, 2019:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$53	Other assets	$-	Derivative liabilities	$(19)
Insured swaps	2,063	Other assets	-	Derivative liabilities	(2)
Interest rate swaps	683	Other assets	1	Derivative liabilities	(172)
Interest rate swaps-embedded	287	Medium-term notes	-	Medium-term notes	(13)
Currency swaps-VIE	61	Other assets-VIE	14	Derivative liabilities-VIE	-
All other	49	Other assets	-	Derivative liabilities	(7)

Total non-designated derivatives	$3,196		$15		$(213)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of December 31, 2018:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$70	Other assets	$-	Derivative liabilities	$(33)
Insured swaps	2,433	Other assets	-	Derivative liabilities	(2)
Interest rate swaps	712	Other assets	2	Derivative liabilities	(157)
Interest rate swaps-embedded	293	Medium-term notes	-	Medium-term notes	(13)
Currency swaps-VIE	62	Other assets-VIE	16	Derivative liabilities-VIE	-
All other	49	Other assets	-	Derivative liabilities	(7)

Total non-designated derivatives	$3,619		$18		$(212)

(1) -

In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2019 and 2018:

In millions
Derivatives Not Designated as		Three Months Ended March 31,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2019	2018
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$14	$14
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	-	(19)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(20)	18
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(3)	(6)

Total		$(9)	$7

Note 9: Income Taxes

The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
In millions	2019	2018
Income (loss) before income taxes	$(19)	$(96)
Provision (benefit) for income taxes	$(2)	$2
Effective tax rate	10.5%	-2.1%

For the three months ended March 31, 2019 and 2018, the Company’s effective tax rate applied to its loss before income taxes was less than the U.S. statutory tax rate primarily due to a full valuation allowance against its net deferred tax asset.

Deferred Tax Asset, Net of Valuation Allowance

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pretax income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $818 million and $834 million as of March 31, 2019 and December 31, 2018, respectively. The Company will continue to analyze the valuation allowance on a quarterly basis.

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

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of March 31, 2019 and 2018, the Company had no UTB.

Federal income tax returns through 2011 have been examined or surveyed. As of March 31, 2019, the Company’s NOL is approximately $2.4 billion. The NOL will expire between tax years 2032 through 2039. As of March 31, 2019, the Company has a foreign tax credit carryforward of $62 million, which will expire between tax years 2019 through 2029. As of March 31, 2019, the Company has an alternative minimum tax (“AMT”) credit carryforward of $26 million, which does not expire. As a result of tax reform, AMT credits are now fully refundable no later than 2022. The AMT credit has been reclassed out of the deferred tax asset and into other assets as the AMT credits are now a receivable.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

Segments Results

The following tables provide the Company’s segment results for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$38	$7	$10	$-		$55
Net change in fair value of insured derivatives	-	-	14	-		14
Net gains (losses) on financial instruments at fair value and foreign exchange	40	(18)	-	-		22
Net investment losses related to other-than-temporary impairments	(28)	-	-	-		(28)
Other net realized gains (losses)	1	(1)	1	-		1
Revenues of consolidated VIEs	(14)	-	-	-		(14)
Inter-segment revenues(2)	7	19	3	(29)		-

Total revenues	44	7	28	(29)		50
Losses and loss adjustment	(50)	-	12	-		(38)
Operating	2	22	6	-		30
Interest	-	19	33	-		52
Expenses of consolidated VIEs	-	-	25	-		25
Inter-segment expenses(2)	15	6	8	(29)		-

Total expenses	(33)	47	84	(29)		69

Income (loss) before income taxes	$77	$(40)	$(56)	$-		$(19)

Identifiable assets	$4,950	$1,195	$4,710	$(2,077)	(3)	$8,778

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3) -	Consists primarily of intercompany reinsurance balances and repurchase agreements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

	Three Months Ended March 31, 2018
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues(1)	$53	$7	$17	$-		$77
Net change in fair value of insured derivatives	-	-	(5)	-		(5)
Net gains (losses) on financial instruments at fair value and foreign exchange	(6)	3	(6)	-		(9)
Net investment losses related to other-than-temporary impairments	(1)	-	-	-		(1)
Other net realized gains (losses)	-	(2)	1	-		(1)
Revenues of consolidated VIEs	-	-	12	-		12
Inter-segment revenues(2)	7	13	7	(27)		-

Total revenues	53	21	26	(27)		73
Losses and loss adjustment	77	-	(5)	-		72
Operating	3	13	8	-		24
Interest	-	20	31	-		51
Expenses of consolidated VIEs	-	-	22	-		22
Inter-segment expenses(2)	15	6	6	(27)		-

Total expenses	95	39	62	(27)		169

Income (loss) before income taxes	$(42)	$(18)	$(36)	$-		$(96)

Identifiable assets	$4,508	$1,159	$5,359	$(2,133)	(3)	$8,893

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3) -	Consists primarily of intercompany reinsurance balances and repurchase agreements.

Note 11: Earnings Per Share

Earnings per share is calculated using the two-class method in which earnings are allocated to common stock and participating securities based on their rights to receive nonforfeitable dividends or dividend equivalents. The Company grants restricted stock to certain employees and non-employee directors in accordance with the Company’s long-term incentive programs, which entitle the participants to receive nonforfeitable dividends or dividend equivalents during the vesting period on the same basis as those dividends are paid to common shareholders. These unvested stock awards represent participating securities. During periods of net income, the calculation of earnings per share exclude the income attributable to participating securities in the numerator and the dilutive impact of these securities from the denominator. During periods of net loss, no effect is given to participating securities in the numerator and the denominator excludes the dilutive impact of these securities since they do not share in the losses of the Company.

Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all warrants and unvested restricted stock outstanding during the period that could potentially result in the issuance of common stock. The dilution from warrants and unvested restricted stock are calculated by applying the two-class method and using the treasury stock method. The treasury stock method assumes the proceeds from the exercise of warrants or the unrecognized compensation expense from unvested restricted stock will be used to purchase shares of the Company’s common stock at the average market price during the period. If the potentially dilutive securities disclosed in the table below are either exercised or vested, the transaction would be net share settled resulting in a significantly lower impact to the outstanding share balance. During periods of net loss, warrants and unvested restricted stock are excluded from the calculation because they would have an antidilutive affect. Therefore, in periods of net loss, the calculation of basic and diluted earnings per share would result in the same value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Earnings Per Share (continued)

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
In millions except per share amounts	2019	2018
Basic earnings per share:
Net income (loss) available to common shareholders	(17)	(98)
Basic weighted average shares (1)	85.6	88.1

Net income (loss) per basic common share	$(0.20)	$(1.12)

Diluted earnings per share:
Net income (loss) available to common shareholders	(17)	(98)
Diluted weighted average shares (1)	85.6	88.1

Net income (loss) per diluted common share	$(0.20)	$(1.12)

Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	4.5	13.7

(1) -

Includes 0.9 and 0.3 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three months ended March 31, 2019 and 2018, respectively.

Note 12: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the three months ended March 31, 2019:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Instrument-Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, December 31, 2018	$(39)	$(7)	$(110)	$(156)
Other comprehensive income (loss) before reclassifications	86	1	2	89
Amounts reclassified from AOCI	(11)	-	4	(7)

Net period other comprehensive income (loss)	75	1	6	82

Balance, March 31, 2019	$36	$(6)	$(104)	$(74)

The following table presents the details of the reclassifications from AOCI for the three months ended March 31, 2019 and 2018:

In millions	Amounts Reclassified from AOCI

	Three Months Ended March 31,
Details about AOCI Components	2019	2018	Affected Line Item on the Consolidated Statements of Operations

Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$39	$1	Net gains (losses) on financial instruments at fair value and foreign exchange
OTTI	(28)	(1)	Net investment losses related to OTTI

Total unrealized gains (losses) on AFS securities	11	-
Instrument-specific credit risk of liabilities:
Settlement of liabilities	(4)	-	Net gains (losses) on financial instruments at fair value and foreign exchange

Total reclassifications for the period	$7	$-	Net income (loss)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Commitments and Contingencies

The following commitments and contingencies provide an update of those discussed in “Note 20: Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.

Litigation

MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.; Index No. 603751/2009 (N.Y. Sup. Ct., N.Y. County)

On September 13, 2018, the Appellate Division of the Supreme Court, First Judicial Department issued a ruling on the parties’ cross-appeals from the court’s March 31, 2017 decision and order on the parties’ summary judgment motions. The ruling affirmed the trial court’s decision, except reversed as to the trial court’s determination to interpret as a matter of law, prior to trial, certain of the representations and warranties that form the predicate for certain of MBIA Corp.’s breach of contract claims. A pretrial conference was held on February 7, 2019, at which the Court scheduled a two-week trial to begin on July 22, 2019.

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

Assured Guaranty Corp. et al. v. Commonwealth of Puerto Rico et al., Case No. 17 BK 3567-LTS (D.P.R. June 3, 2017) (Swain, J.)

On May 21, 2017, the Oversight Board filed a petition under Title III of PROMESA to adjust the debts for the Puerto Rico Highways & Transportation Authority (“PRHTA”). On June 3, 2017, National, together with Assured Guaranty Corp. and Assured Guaranty Municipal Corp. and Financial Guaranty Insurance Company, filed an adversary complaint in the case commenced by the Title III filing, alleging that the Commonwealth and PRHTA are unlawfully diverting pledged special revenues from the payment of certain PRHTA bonds to the Commonwealth’s General Fund. Motions to dismiss were filed on June 28, 2017, and oral arguments were heard on November 21, 2017. On January 30, 2018, the court granted the Commonwealth defendants’ motion to dismiss the PRHTA-related adversary complaint. On February 9, 2018, National, together with Assured, Assured Guaranty Municipal Corp. and Financial Guaranty Insurance Company filed their notice of appeal of the motions to dismiss to the United States Court of Appeals for the First Circuit. Appellants filed their opening brief on May 9, 2018, and Appellees filed their opposition brief on July 9, 2018. Appellants’ reply brief was filed on August 8, 2018. Oral argument was held on November 5, 2018. On March 26, 2019, the First Circuit held that consensual prepetition liens on special revenues will remain in place after the filing of the bankruptcy petition, but agreed with the district court that the provision “does not mandate the turnover of special revenues or require continuity of payments of the PRHTA Bonds during the pendency of the Title III proceeding.” Appellants have submitted a motion seeking review of this opinion by the full First Circuit panel, and will determine within the 90 days of this decision whether to file a writ of certiorari for hearing before the United States Supreme Court.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Commitments and Contingencies (continued)

The Financial Oversight and Management Board for Puerto Rico, as representative of The Puerto Rico Electric Power Authority, et al., Case No. 17 BK 4780-LTS (D.P.R. July 19, 2017) (Swain, J.)

On July 18, 2017, National, together with other PREPA bondholders, asked the court overseeing PREPA’s Title III bankruptcy proceeding to lift the automatic bankruptcy stay, and permit bondholders to seek appointment of a receiver to oversee PREPA. On September 14, 2017, the court held that PROMESA barred relief from the stay because the appointment of a receiver would (i) interfere with PREPA’s property and governmental powers, and (ii) violate the court’s exclusive jurisdiction over PREPA’s property. The court also held that a comparison of the harms facing both parties pointed towards denying relief from the stay. The bondholders appealed the decision to the First Circuit. As of April 23, 2018, the appeal was fully briefed. The First Circuit heard oral argument on June 5, 2018. On August 8, 2018, the United State Court of Appeals for the First Circuit issued an order reversing Judge Swain’s decision on jurisdictional grounds and remanding the motion. On October 3, 2018, National, together with Assured Guaranty Corp., Assured Guaranty Municipal Corp., and Syncora Guarantee Inc. (collectively, “Movants”) filed an updated motion for relief from the automatic stay to allow Movants to exercise their statutory right to have a receiver appointed at PREPA. Discovery in connection with Movants’ motion is ongoing. The Court approved a number of requests to extend the deadline for the Oversight Board to respond to the motion, and has currently scheduled the hearing on the stay motion to June 13, 2019.

Definitive Restructuring Support Agreement for PREPA

On May 3, 2019, PREPA, the Oversight Board, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”), the Ad Hoc Group of PREPA bondholders, and Assured Guaranty Corp. and Assured Guaranty Municipal Corp. (“Assured”) entered into a Definitive Restructuring Support Agreement (the “RSA”). National is not a party to the RSA.

Among other things, the RSA contemplates a transaction pursuant to which, upon the effective date of a plan of adjustment, PREPA’s legacy bonds will be exchanged for new securitization bonds to be issued in two tranches (the “Securitization Bonds”). In addition, beginning on August 30, 2019, holders of bonds that are subject to the RSA will receive monthly settlement payments funded by a settlement charge to be included on customer bills (the “Settlement Payments”) until the effective date of a plan of adjustment for PREPA. The Settlement Payments are subject to increase if a plan of adjustment is not confirmed before March 31, 2021. The RSA provides that supporting parties will receive an administrative claim equal to interest accrued on certain of the securitization bonds, less the amount of any Settlement Payments made on account of such bonds, which administrative claim shall survive termination of the RSA. Additionally, pursuant to the RSA, supporting creditors will also receive certain fees and expense reimbursements. The RSA contemplates the filing of a plan of adjustment for PREPA by March 31, 2020.

The RSA contains several provisions that require various steps to be taken in the Title III Court that, if successful, would prevent National from prosecuting the Receiver Motion and could result in a challenge to the validity of the liens arising under the Trust Agreement that secure insured obligations of National. Pursuant to the RSA, the Oversight Board must file both a motion with the Title III court seeking approval of the RSA (the “Settlement Motion”) and a motion to dismiss the Receiver Motion (the “Motion to Dismiss”), within 10 business days after the execution of the RSA. The RSA also states that within five business days after the Settlement Motion is filed, the Ad Hoc Group and Assured shall direct the Trustee to join the Settlement Motion. The RSA requires the Ad Hoc Group to support, and Assured not to oppose, the Motion to Dismiss. The RSA further states that the hearing for approval of the Settlement Motion is contingent on receiving no later than two business days prior to such hearing the support of holders or insurers representing a minimum of 60% in aggregate principal amount of all legacy bonds. The stated milestone for entry of an order approving the Settlement Motion is June 30, 2019.

Absent an agreement among all parties, including National, to extend the current Receiver Motion deadlines, the RSA parties will file a motion to stay the deadlines pending resolution of the Settlement Motion and Motion to Dismiss (the “Stay Motion”). The RSA also provides that PREPA, AAFAF, and the Oversight Board (the “Government Parties”) may file an action challenging the liens and claims related to PREPA-issued bonds if the Stay Motion is not entered by the date their response to the Receiver Motion is due (currently May 8). If any of the Government Parties files an adversary complaint related to a lien challenge, the Government Parties will concurrently seek to stay the lien challenge, though such stay will only go into effect once the Stay Motion is granted. If the Stay Motion is not granted, then the Government Parties can prosecute the lien challenge until the Receiver Motion is denied or dismissed.

The Third Amended Title III Plan of Adjustment for COFINA

On June 5, 2018, the Commonwealth and COFINA Agents agreed in principle to settle the Commonwealth-COFINA Dispute regarding the pledge of sales and use taxes and related issues under the Agents’ mediation authority. The Title III Court held a hearing to approve the settlement agreement, as amended by the parties, and confirm a plan of adjustment in the COFINA case incorporating the settlement on January 16 and 17, 2019 (the “Confirmation Hearing”). On February 4, 2019, the District Court for the District of Puerto Rico entered the order confirming the Third Amended Title III Plan of Adjustment for COFINA. The Plan effective date was February 12, 2019.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13: Commitments and Contingencies (continued)

Lease Commitments

The Company has a lease agreement for its headquarters in Purchase, New York as well as other immaterial leases for offices in New York, New York and San Francisco, California, as well as office equipment. The Purchase, New York initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense is recognized on a straight-line basis. The following table provides information about the Company’s leases as of March 31, 2019:

$ in millions	As of March 31, 2019	Balance Sheet Location
Right-of-use asset	$23	Other assets
Lease liability	$23	Other liabilities
Weighted average remaining lease term (years)	8.2
Discount rate used for operating leases	7.5%
Total future minimum lease payments	$35

Note 14: Subsequent Events

Refer to “Note 13: Commitments and Contingencies” for information about legal proceedings that occurred after March 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of MBIA Inc. should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 and the consolidated financial statements and notes thereto included in this Form 10-Q. In addition, this discussion and analysis of financial condition and results of operations includes statements of the opinion of MBIA Inc.’s management which may be forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Refer to “Forward-Looking Statements” and “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 for a further discussion of risks and uncertainties.

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

National’s primary objectives are to maximize the performance of its existing insured portfolio through effective surveillance and remediation activity and effectively manage its investment portfolio. Our corporate segment consists of general corporate activities, including providing support services to MBIA’s operating subsidiaries and asset and capital management. MBIA Corp.’s primary objectives are to satisfy all claims by its policyholders and to maximize future recoveries, if any, for its senior lending and surplus note holders, and then its preferred stock holders. MBIA Corp. is executing this strategy by, among other things, pursuing various actions focused on maximizing the collection of recoveries and reducing and mitigating potential losses on its insurance exposures. We do not expect National or MBIA Corp. to write new business.

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

	Three Months Ended March 31,
In millions except per share amounts	2019	2018
Net income (loss)	$(17)	$(98)
Net income (loss) per diluted share	$(0.20)	$(1.12)
Adjusted net income (loss)(1)	$39	$(61)
Adjusted net income (loss) per diluted share(1)	$0.45	$(0.69)
Cost of shares repurchased	$4	$14

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

2019 Events

•

In February of 2019, the Plan of Adjustment for the Puerto Rico Sales Tax Financing Corporation (“COFINA”) was implemented. National insured bondholders were given the option of commuting their insurance policy and receiving uninsured COFINA bonds or placing their new uninsured COFINA bonds into National Custodial Trusts (the “Trusts”) and continue to benefit from a National insurance policy. As a result, seven Trusts were formed and consolidated as VIEs by the Company. National tendered and commuted $182 million market value of National insured COFINA bonds it owned for new uninsured COFINA bonds, which in conjunction with other tendered and commuted bonds, resulted in a reduction to National’s insured exposure to COFINA. In the aggregate, as a result of National-insured bondholders, including National, choosing to receive uninsured COFINA bonds, and the distribution of cash to trust certificate holders, National’s COFINA gross par outstanding, gross par outstanding plus capital appreciation bonds (“CABs”) accreted interest and debt service outstanding declined by approximately $219 million, $375 million and $1.3 billion, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Economic and Financial Market Trends

The U.S. economy remained relatively stable during the first quarter of 2019 due to a strong labor market and low inflation. However, economic activity has slowed from a more robust rate in the fourth quarter of 2018. In addition, increases in U.S. home prices across the country have continued to slow.

The Federal Open Market Committee (“FOMC”) maintained its target for the federal funds rate at its March 2019 meeting while citing the economic factors of a strong labor market and sustained economic growth along with relatively low inflation. The FOMC stated that it will assess various economic factors including labor market developments, inflation stresses and domestic and international environments relative to its objectives of maximum employment and 2% inflation. In addition, the FOMC emphasized patience with respect to future adjustments to the federal funds target rate based on global economic and financial developments.

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

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires the use of estimates and assumptions. Management has discussed and reviewed the development, selection, and disclosure of critical accounting estimates with the Company’s Audit Committee. Our most critical accounting estimates include loss and loss adjustment expense (“LAE”) reserves and valuation of financial instruments, since these estimates require significant judgment. Any modifications in these estimates could materially impact our financial results.

For a discussion of the Company’s critical accounting estimates, refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In addition, refer to “Note 5: Loss and Loss Adjustment Expense Reserves” and “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for a current description of estimates used in our insurance loss reserving process and information about our financial assets and liabilities that are accounted for at fair value, including valuation techniques and significant inputs.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
In millions except share and per share amounts	2019	2018
Total revenues	$50	$73
Total expenses	69	169

Income (loss) before income taxes	(19)	(96)
Provision (benefit) for income taxes	(2)	2

Net income (loss)	$(17)	$(98)

Net income (loss) per common share:
Basic	$(0.20)	$(1.12)
Diluted	$(0.20)	$(1.12)
Weighted average number of common shares outstanding:
Basic	85,554,236	88,131,373
Diluted	85,554,236	88,131,373

Consolidated total revenues decreased for the three months ended March 31, 2019 compared with the same period of 2018 principally due to an increase in net investment losses related to other-than-temporary investments (“OTTI”) on an impaired security for which a loss was recognized as the difference between the amortized cost and net present value of projected cash flows and unfavorable changes in revenues of consolidated variable interest entities (“VIEs”) due to the consolidation of the COFINA VIEs in the first quarter of 2019 following the confirmation of the COFINA Plan of Adjustment. These unfavorable changes were partially offset by favorable changes on net gains (losses) on financial instruments at fair value and foreign exchange due to net realized gains as a result of higher asset values on the COFINA bonds owned by National and lower realized losses on MBIA Corp. insured derivatives due to lower payments.

Consolidated total expenses for the three months ended March 31, 2019 included a benefit of $38 million of losses and LAE compared with an expense of $72 million for the same period of 2018. This decrease in losses and LAE was primarily due to decreases in losses incurred on certain Puerto Rico credits, partially offset by increases in losses on insured first-lien residential mortgage-backed securities (“RMBS”).

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

Adjusted net income (loss) and adjusted net income (loss) per diluted common share include the after-tax results of the Company and remove the after-tax results of our international and structured finance insurance segment, comprising the results of MBIA Corp. which given its capital structure and business prospects, we do not expect its financial performance to have a material impact on MBIA Inc., as well as the following:

•

Mark-to-market gains (losses) on financial instruments – We remove the impact of mark-to-market gains (losses) on financial instruments that primarily include interest rate swaps and hybrid financial instruments. Also eliminated are the mark-to-market gains (losses) on warrants issued by the Company. All of these amounts fluctuate based on market interest rates, credit spreads, MBIA Inc.’s common stock price and other market factors.

•

Foreign exchange gains (losses) – We remove foreign exchange gains (losses) on the remeasurement of certain assets and liabilities and transactions in non-functional currencies. Given the possibility of volatility in foreign exchange markets, we exclude the impact of foreign exchange gains (losses) to provide a measurement of comparability of adjusted net income (loss).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

•

Net gains (losses) on sales of investments, OTTI and extinguishment of debt – We remove gains (losses) on the sale of investments, net investment losses related to OTTI and net gains (losses) on extinguishment of debt since the timing of these transactions are subject to management’s assessment of market opportunities and capital liquidity positions.

•

Income taxes – We remove the tax impact of maintaining a full valuation allowance against the Company’s net deferred tax asset. The Company applies a zero effective tax rate for federal income tax purposes to its pre-tax adjustments.

Management further adjusts non-GAAP adjusted net income (loss) and adjusted net income (loss) per diluted common share by removing the impact of our U.S. public finance insurance segment VIE consolidations. GAAP requires the Company to consolidate certain VIEs that have issued debt obligations insured by the Company. However, since the Company does not own such VIEs, management uses certain measures adjusted to remove the impact of VIE consolidations for our U.S. public finance insurance segment in order to reflect financial exposure limited to its financial guaranty contracts. Wherever appropriate, the Company has separately disclosed the effect of our U.S. public finance insurance segment VIE consolidations.

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
In millions except share and per share amounts	2019	2018
Net income (loss)	$(17)	$(98)
Less: adjusted net income (loss) adjustments:
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(55)	(36)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments(1)	(16)	22
Foreign exchange gains (losses)(1)	7	(13)
Net gains (losses) on sales of investments(1)	33	(5)
Net investment losses related to OTTI	(28)	(1)
Other net realized gains (losses)	(1)	(2)
Adjusted net income adjustment to the (provision) benefit for income tax (2)	4	(2)

Adjusted net income (loss)	$39	$(61)

Adjusted net income (loss) per diluted common share(3)	0.45	(0.69)
Gain (loss) related to our U.S. public finance insurance segment VIE consolidations included in adjusted net income (loss)	(13)	-
Gain (loss) related to our U.S. public finance insurance segment VIE consolidations per diluted common share included in adjusted net income (loss) per diluted common share	(0.15)	-

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.
(2) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.
(3) -	Adjusted net income (loss) per diluted common share is calculated by taking adjusted net income (loss) divided by the GAAP weighted average number of diluted common shares outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Book Value Adjustments Per Share

In addition to GAAP book value per share, for internal purposes management also analyzes adjusted book value (“ABV”) per share, which we consider a measure of fundamental Company value; we also view changes in this measure an important indicator of financial performance. ABV is used by management in certain components of management’s compensation. Previously and through our Form 10-K for the fiscal year ended December 31, 2018, for the benefit of investors and analysts, management presented non-GAAP ABV together with a reconciliation from GAAP book value per share in its periodic GAAP reporting. Beginning with the first quarter of 2019, however, based on the SEC’s continued and evolving interpretations of its guidance on non-GAAP financial measures, the Company is no longer publicly disclosing its internal ABV measurement. However, since many of the Company’s investors and analysts may continue to use ABV to evaluate MBIA’s share price and as the basis for their investment decisions, going forward we will continue to present GAAP book value per share as well as the individual adjustments used by management to calculate its internal ABV metric.

Management adjusts GAAP book value to remove the book value of MBIA Corp. and for certain items which the Company believes will reverse from GAAP book value through GAAP earnings and comprehensive income, as well as add in the impact of certain items which the Company believes will be realized in GAAP book value in future periods. The Company has limited such adjustments to those items that it deems to be important to fundamental value and performance and for which the likelihood and amount can be reasonably estimated. The following provides a description of management’s adjustments to GAAP book value:

•

Negative Book value of MBIA Corp. – We remove the negative book value of MBIA Corp. based on our view that given MBIA Corp.’s current financial condition, the regulatory regime in which it operates, the priority given to its policyholders, surplus note holders and preferred stock holders with respect to the distribution of assets, and its legal structure, it is not and will not likely be in a position to upstream any economic benefit to MBIA Inc. Further, MBIA Inc. does not face any material financial liability arising from MBIA Corp.

•

Net unrealized (gains) losses on available-for-sale (“AFS”) securities excluding MBIA Corp. – We remove net unrealized gains and losses on AFS securities recorded in accumulated other comprehensive income since they will reverse from GAAP book value when such securities mature. Gains and losses from sales and OTTI of AFS securities are recorded in book value through earnings.

•

Net unearned premium revenue in excess of expected losses of National - We include net unearned premium revenue in excess of expected losses. Net unearned premium revenue in excess of expected losses consists of the financial guarantee unearned premium revenue of National in excess of expected insurance losses, net of reinsurance and deferred acquisition costs. In accordance with GAAP, a loss reserve on a financial guarantee policy is only recorded when expected losses exceed the amount of unearned premium revenue recorded for that policy. As a result, we only add to GAAP book value the amount of unearned premium revenue in excess of expected losses for each policy in order to reflect the full amount of our expected losses. The Company’s net unearned premium revenue will be recognized in GAAP book value in future periods, however, actual amounts could differ from estimated amounts due to such factors as credit defaults and policy terminations, among others.

•

Gain (loss) related to National VIE consolidations – We remove the impact of VIE consolidations by National. GAAP requires the Company to consolidate certain VIEs as a result of the Company’s insurance policies. However, since the Company does not own such VIEs, management uses certain measures adjusted to remove the impact of VIE consolidations for National in order to reflect financial exposure limited to its financial guaranty contracts.

Since the Company has a full valuation allowance against its net deferred tax asset, the book value per share adjustments to ABV were adjusted by applying a zero effective tax rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

In millions except share and per share amounts	As of March 31, 2019	As of December 31, 2018
Total shareholders’ equity of MBIA Inc.	$1,188	$1,119
Common shares outstanding	90,179,521	89,821,713
GAAP book value per share	$13.16	$12.46
Management’s adjustments described above:
Remove negative book value per share of MBIA Corp.	(11.39)	(10.93)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	0.38	(0.46)
Include net unearned premium revenue in excess of expected losses	3.43	3.53
Remove gain (loss) related to National VIE consolidations	(0.19)	-

U.S. Public Finance Insurance

Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of March 31, 2019, National had total insured gross par outstanding of $56.3 billion.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Percent
In millions	2019	2018	Change
Net premiums earned	$18	$32	-44%
Net investment income	27	27	-%
Fees and reimbursements	1	1	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	40	(6)	n/m
Net investment losses related to other-than-temporary impairments	(28)	(1)	n/m
Other net realized gains (losses)	1	-	n/m
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	28	-	n/m
Other net realized gains (losses)	(43)	-	n/m

Total revenues	44	53	-17%

Losses and loss adjustment	(50)	77	n/m
Amortization of deferred acquisition costs	4	7	-43%
Operating	13	11	18%

Total expenses	(33)	95	-135%

Income (loss) before income taxes	$77	$(42)	n/m

n/m - Percent change not meaningful.

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Certain premiums are eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The decrease in net premiums earned for the three months ended March 31, 2019 compared with the same period of 2018 resulted from decreases in refunded premiums earned of $12 million and scheduled premiums earned of $2 million. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. Net premiums earned in the first quarter of 2019 includes the elimination of $1 million due to the consolidation of VIEs.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended March 31, 2019 compared with the same period of 2018 was principally due to realized gains on the COFINA bonds owned by National as a result of the COFINA bond exchange and fair value gains on securities due to a decrease in interest rates during the first quarter of 2019.

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to OTTI for the three months ended March 31, 2019 were primarily related to an impaired security for which a loss was recognized as the difference between the amortized cost and net present value of projected cash flows. This OTTI resulted from liquidity concerns and other adverse financial conditions of the issuer.

REVENUES OF CONSOLIDATED VIEs For the three months ended March 31, 2019, total revenues of consolidated VIEs were losses of $15 million. This was primarily due to the loss on the initial consolidation of the COFINA VIEs in February of 2019, partially offset by net gains due to an increase in the fair value of collateral since consolidating the VIEs. We elected to record at fair value certain instruments that are consolidated under accounting guidance for consolidation of VIEs and, as such, changes in fair values are reflected in earnings.

LOSS AND LOSS ADJUSTMENT EXPENSES Our U.S. public finance insured portfolio management group is responsible for monitoring our U.S. public finance segment’s insured obligations. The level and frequency of monitoring of any insured obligation depends on the type, size, rating and our assessed performance of the insured issue. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information related to the Company’s loss reserves.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents information about our U.S. public finance insurance loss and LAE expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Percent
In millions	2019	2018	Change
Loss and LAE related to actual and expected payments (1)	$(50)	$81	n/m
Recoveries of actual and expected payments	(2)	(1)	100%

Gross losses incurred	(52)	80	n/m
Reinsurance	2	(3)	n/m

Losses and loss adjustment expenses (2)	$(50)	$77	n/m

(1) -	Puerto Rico exposures are reflected net of expected recoveries on such payments.
(2) -	As a result of consolidation of VIEs, loss and loss adjustment expense for the three months ended March 31, 2019 include the elimination of loss and LAE of $3 million.
n/m -	Percent change not meaningful.

For the three months ended March 31, 2019 and 2018, losses and LAE primarily related to certain Puerto Rico exposures.

The following table presents information about our U.S. public finance insurance loss and LAE reserves and recoverables as of March 31, 2019 and 2018:

In millions	March 31, 2019	December 31, 2018	Percent Change
Assets:
Insurance loss recoverable	$630	$571	10%
Reinsurance recoverable on paid and unpaid losses (1)	13	16	-19%
Liabilities:
Gross loss and LAE reserves (2)	419	568	-26%
Expected recoveries on unpaid losses	(16)	(17)	-6%

Loss and LAE reserves	$403	$551	-27%

Insurance loss recoverable - ceded (3)	$16	$15	7%

(1) -	Reported within “Other assets” on our consolidated balance sheets.

(2) -	Puerto Rico exposures are reflected net of expected recoveries on such reserves.

(3) -	Reported within “Other liabilities” on our consolidated balance sheets.

Insurance loss recoverable as of March 31, 2019 increased compared with December 31, 2018 primarily as a result of changes in discount rates and expected recoveries related to claims paid on certain Puerto Rico exposures in 2019. Loss and LAE reserves as of March 31, 2019 decreased compared with December 31, 2018 primarily as a result of actual payments related to certain Puerto Rico exposures, as well as consolidating the Trusts as VIEs.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three months ended March 31, 2019 and 2018 are presented in the following table:

	Three Months Ended March 31,		Percent
In millions	2019	2018	Change
Gross expenses	$13	$11	18%

Amortization of deferred acquisition costs	$4	$7	-43%
Operating	13	11	18%

Total insurance operating expenses	$17	$18	-6%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs.

Amortization of deferred acquisition costs decreased for the three months ended March 31, 2019 compared with the same period of 2018 due to higher refunding activity in prior years. When an insured obligation refunds, we accelerate any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during the first quarters of 2019 or 2018.

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

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of March 31, 2019 and December 31, 2018. CABs are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	March 31, 2019		December 31, 2018
Rating	Amount	%	Amount	%
AAA	$3,041	5.4%	$3,108	5.4%
AA	21,762	38.7%	22,162	38.3%
A	18,092	32.1%	18,495	32.0%
BBB	8,749	15.5%	9,166	15.8%
Below investment grade	4,654	8.3%	4,934	8.5%

Total	$56,298	100.0%	$57,865	100.0%

U.S. Public Finance Insurance Puerto Rico Exposures

The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of March 31, 2019.

In millions	Gross Par Outstanding		Gross Par Outstanding Plus CABs Accreted Interest	Debt Service Outstanding	National Internal Rating
Puerto Rico Electric Power Authority (PREPA)	$1,089		$1,089	$1,489	d
Puerto Rico Commonwealth GO	598	(1)	605	737	d
Puerto Rico Public Buildings Authority (PBA)(2)	182		182	252	d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	523		523	922	d
Puerto Rico Highway and Transportation Authority - Subordinated Transportation Revenue (PRHTA)	27		27	37	d
Puerto Rico Sales Tax Financing Corporation (COFINA)	465	(1)	829	2,859	d
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	66	(1)	68	91	d
University of Puerto Rico System Revenue	79		79	110	d
Inter American University of Puerto Rico Inc.	21		21	28	a3

Total	$3,050		$3,423	$6,525

(1) -	Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy.

(2) -	Additionally secured by the guarantee of the Commonwealth of Puerto Rico.

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

On February 15, 2019, the United States Court of Appeals for the First Circuit issued its decision on the appeal by Aurelius Investments LLC (“Aurelius”) and other appellants seeking to dismiss the Title III proceedings as unconstitutional. In its decision, the First Circuit agreed with appellants that the process PROMESA provides for the appointment of Board member is unconstitutional under the U.S. Constitution’s Appointments Clause. Notwithstanding that holding, the First Circuit affirmed Judge Swain’s denial of appellants’ motions to dismiss the Title III petitions, concluding that the Board’s constitutional infirmity did not alter or impair the validity of the Board’s past acts, and stayed its mandate for 90 days to allow the President and the Senate to validate the currently defective appointments or reconstitute the Board in accordance with the Appointments Clause. During the 90-day stay, the Board continues to operate as it does currently.

On April 24, 2019, the Oversight Board filed a request with the First Circuit to extend the 90 day stay indefinitely pending Supreme Court review. On April 29, 2019, Aurelius, Assured and UTIER filed briefs in opposition, arguing that the stay request should be denied because the Oversight Board cannot demonstrate that at least five Justices would vote to reverse this First Circuit’s Appointments Clause decision. On May 6, 2019, the First Circuit entered an order denying the Oversight Board’s request but extended the stay of its mandate 60 days until July 15, 2019.

As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $691 million relating to general obligation (“GO”) bonds, PBA bonds PREPA bonds and PRHTA bonds through 2018. On January 1, 2019, Puerto Rico also defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $65 million. Inclusive of the January 1, 2019 claims and the commutation payment related to the COFINA Plan of Adjustment, National has paid total gross claims in the aggregate of $769 million related to Puerto Rico.

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

On March 10, 2019, the Commonwealth government published a draft revised fiscal plan. On March 15, 2019, the Oversight Board sent the Commonwealth a notice of violation stating the March 10 draft fiscal plan did not comply with the requirements of PROMESA. On March 27, 2019, the Commonwealth government published a further revised draft fiscal plan, which reflects the government’s expected economic outlook for Puerto Rico over a six-year period. The Oversight Board expects to certify a new fiscal plan by May 9, 2019. The remaining component units are due to have fiscal plans and fiscal year 2020 budgets certified and approved by May 28, 2019 and June 28, 2019, respectively.

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

As part of the Plan of Adjustment, National tendered and commuted $182 million market value of National insured COFINA bonds it owned for new uninsured COFINA bonds, which in conjunction with other tendered and commuted bonds, resulted in a reduction to National’s insured exposure to COFINA. In the aggregate, as a result of National-insured bondholders, including National, choosing to receive uninsured COFINA bonds, and the distribution of cash to the Trusts, National’s COFINA gross par outstanding, gross par outstanding plus CABs accreted interest and debt service outstanding declined by approximately $219 million, $375 million and $1.3 billion, respectively.

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

Separately, the government of Puerto Rico enacted its own privatization legislation which proposes the sale and privatization of generating assets and concessionaire agreement for transmission and distribution assets. Many important details remain under development. In October 2018 the Commonwealth issued a request for qualifications seeking to identify interested parties for a potential concession or other management arrangement of the transmission and distribution assets of PREPA. Four respondents were selected to participate in a confidential request for proposal process with a stated goal of selecting a preferred proposal by the end of 2019. Separately the Puerto Rican Senate passed legislation in December 2018 to establish the regulatory and legislative framework to govern such an arrangement; that the Puerto Rican House approved the bill in March of 2019.

The Governor appointed four new Board members and a new CEO was named on July 18, 2018. On December 21, 2018, the Governor appointed three independent directors to the Board bringing the total to seven; the Customer elected member of the Board was certified on March 12, 2019 and the Governor signed into law on April 11, 2019.

On July 30, 2018, PREPA, the Oversight Board, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) and the Governor announced a preliminary restructuring support agreement with certain members of the Ad Hoc Group of PREPA bondholders.

On October 3, 2018, National, together with Assured Guaranty Corp., Assured Guaranty Municipal Corp., and Syncora Guarantee Inc. (collectively, “Movants”) filed a motion in the Title III case for PREPA for relief from the automatic stay to allow Movants to exercise their statutory right to have a receiver appointed at PREPA (the “Receiver Motion”). Movants argue that PREPA’s long history of mismanagement and politicization has harmed, and will continue to harm, all of its stakeholders, including creditors and the people of Puerto Rico. Movants write that a Receiver is necessary to ensure that PREPA is managed in the best interests of all of its constituents. Discovery in connection with Movants’ motion is ongoing; and certain briefing and discovery deadlines were recently extended. A hearing on the motion is currently set for June 13, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

On May 3, 2019, PREPA, the Oversight Board, AAFAF, the Ad Hoc Group of PREPA bondholders, and Assured entered into a Definitive Restructuring Support Agreement (the “RSA”). National is not a party to the RSA.

The RSA contains several provisions that require various steps to be taken in the Title III Court that, if successful, would prevent National from prosecuting the Receiver Motion and could result in a challenge to the validity of the liens arising under the Trust Agreement that secure insured obligations of National. Pursuant to the RSA, the Oversight Board must file both a motion with the Title III court seeking approval of the RSA and a motion to dismiss the Receiver Motion, within 10 business days (currently May 17, 2019) after the execution of the RSA. The RSA also states that within five (5) business days after the Settlement Motion is filed, the Ad Hoc Group and Assured shall direct the Trustee to join the Settlement Motion. Absent an agreement among all parties, including National, to extend the current Receiver Motion deadlines, the RSA parties will file a motion to stay the deadlines pending resolution of the Settlement Motion and Motion to Dismiss.

PRHTA

On May 21, 2017, the Oversight Board commenced a Title III case for PRHTA. On June 3, 2017, National, together with Assured and Assured Guaranty Municipal Corp., filed an adversary proceeding seeking to enforce the special revenue protections of the Bankruptcy Code which are incorporated into PROMESA. These provisions ensure, among other things, that (i) current tax and toll revenues remain subject to liens and (ii) the automatic stay resulting from a filing of a Title III petition does not stay or limit application of these pledged special revenues to the repayment of PRHTA debt. On January 30, 2018, the court granted motions to dismiss the adversary proceeding. The plaintiffs appealed this decision to the United States Court of Appeals for the First Circuit and oral argument was held on November 5, 2018 in San Juan, Puerto Rico. On March 26, 2019, the First Circuit held that the special revenue provision of Chapter 9, incorporated into Title III, permit, but do not require, continued payment of special revenues by a debtor during the pendency of bankruptcy proceedings. The Court further held that consensual prepetition liens on special revenues will remain in place after the filing of the bankruptcy petition, but agreed with the district court that the provision “does not mandate the turnover of special revenues or require continuity of payments of the PRHTA Bonds during the pendency of the Title III proceeding.” Appellants have submitted a motion seeking review of this opinion by the full First Circuit panel, and will determine within the 90 days of this decision whether to file a writ of certiorari for hearing before the United States Supreme Court.

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

On January 10, 2019, the University of Puerto Rico (the “University”) received notification from the Middle States Commission on Higher Education placing the University’s 11 institutions on “show cause” status. The University had until the end of January 2019 to submit requested reports and argue why its accreditation should not be revoked. On January 14, 2019, the University submitted audited financial statements, among other things, to the accreditation agency. Notwithstanding the University’s delivery of audited financial statements, the accreditation agency continued the show cause status for all 11 institutions of the University. While there are several options that accreditation agency may take, which include withdrawing the accreditation, reaffirming the accreditation, or keeping the University under show cause status, the University must submit a new report by September 1, 2019 to show ongoing compliance with the accreditation agency’s requirements.

The following table presents our scheduled gross debt service due on our Puerto Rico insured exposures for the nine months ending December 31, 2019, for each of the subsequent four years ending December 31 and thereafter:

	Nine Months Ending December 31, 2019	2020	2021	2022	2023	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$150	$115	$140	$140	$137	$807	$1,489
Puerto Rico Commonwealth GO	137	223	82	19	14	262	737
Puerto Rico Public Buildings Authority (PBA)	20	10	24	9	26	163	252
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	13	26	27	27	36	793	922
Puerto Rico Highway and Transportation Authority - Subordinated Transportation Revenue (PRHTA)	1	1	1	9	1	24	37
Puerto Rico Sales Tax Financing Corporation (COFINA)	-	-	-	-	-	2,859	2,859
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	15	16	3	2	4	51	91
University of Puerto Rico System Revenue	5	7	7	6	12	73	110
Inter American University of Puerto Rico Inc.	2	3	3	3	3	14	28

Total	$343	$401	$287	$215	$233	$5,046	$6,525

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

The following table summarizes the consolidated results of our corporate segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Percent
In millions	2019	2018	Change
Net investment income	$10	$9	11%
Fees	16	11	45%
Net gains (losses) on financial instruments at fair value and foreign exchange	(18)	3	n/m
Other net realized gains (losses)	(1)	(2)	-50%

Total revenues	7	21	-67%

Operating	23	15	53%
Interest	24	24	-%

Total expenses	47	39	21%

Income (loss) before income taxes	(40)	(18)	122%

n/m - Percent change not meaningful.

FEES The increase in fees for the three months ended March 31, 2019 compared with the same period of 2018 was due to an increase in fees paid by our other segments for administrative and other services.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended March 31, 2019 compared with the same period of 2018 was primarily due to fair value losses on our interest rate swaps due to decreases in interest rates during the current period compared with fair value gains due to increases in interest rates in the first quarter of 2018. Partially offsetting this unfavorable variance were foreign exchange gains on Euro denominated liabilities from the strengthening of the U.S. dollar during the current period compared with foreign exchange losses in the first quarter of 2018 from a weakening of the U.S. dollar.

OPERATING EXPENSES Operating expenses increased for the three months ended March 31, 2019 compared with the same period of 2018 primarily due to increases in compensation expense as a result of the transfer of employees from our U.S. public finance insurance segment and additional restricted stock expense. Higher operating expenses related to the transfer of employees also resulted in higher fees revenue in our Corporate segment as services were recharged to our U.S. public finance segment.

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

The following table presents our international and structured finance insurance segment results for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Percent
In millions	2019	2018	Change
Net premiums earned	$7	$10	-30%
Net investment income	2	1	100%
Fees and reimbursements	4	14	-71%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	-	(19)	-100%
Unrealized gains (losses) on insured derivatives	14	14	-%

Net change in fair value of insured derivatives	14	(5)	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	-	(7)	-100%
Other net realized gains (losses)	1	1	-%
Revenues of consolidated VIEs:
Net investment income	10	8	25%
Net gains (losses) on financial instruments at fair value and foreign exchange	(10)	4	n/m

Total revenues	28	26	8%

Losses and loss adjustment	12	(5)	n/m
Amortization of deferred acquisition costs	5	8	-38%
Operating	7	5	40%
Interest	33	31	6%
Expenses of consolidated VIEs:
Operating	3	2	50%
Interest	24	21	14%

Total expenses	84	62	35%

Income (loss) before income taxes	(56)	(36)	56%

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of March 31, 2019, MBIA Corp.’s total insured gross par outstanding was $11.3 billion.

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. In addition, we generate net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Percent
In millions	2019	2018	Change
Net premiums earned:
Non-U.S.	$6	$8	-25%
U.S.	1	2	-50%

Total net premiums earned	$7	$10	-30%

VIEs (eliminated in consolidation)	$2	$1	100%

Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Net premiums earned decreased for the three months ended March 31, 2019 compared with the same period of 2018 primarily due to decreases in scheduled premiums from the maturity and early settlements of insured transactions with no writings of new insurance policies.

NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES Realized losses on insured derivatives include payments made net of premiums and fees earned and salvage received. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and amortization. For the three months ended March 31, 2018, realized losses on insured derivatives resulted from claim payments on commercial mortgage-backed securities exposure.

For the three months ended March 31, 2019, unrealized gains on insured derivatives were principally due to the reversal of unrealized losses resulting from gross par amortization, partially offset by unfavorable changes in the estimated value of the remaining underlying collateral. For the three months ended March 31, 2018, unrealized gains on insured derivatives were principally the result of par amortization, partially offset by the effects of favorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities.

As of March 31, 2019 and December 31, 2018, the fair value of MBIA Corp.’s insured CDS liability was $19 million and $33 million, respectively. As of March 31, 2019, MBIA Corp. had $53 million of gross par outstanding on an insured credit derivative compared with $70 million as of December 31, 2018.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses on financial instruments and foreign exchange for the three months ended March 31, 2018 were primarily related to losses from foreign currency revaluations of loss reserves on Mexican policies as a result of the weakening of the U.S. dollar.

REVENUES OF CONSOLIDATED VIEs For the three months ended March 31, 2019, total revenues of consolidated VIEs declined $12 million compared with the first quarter of 2018 due to an increase in the estimated fair values of assets in certain VIEs in 2018 resulting from changes in estimated cash flows. We elected to record at fair value certain instruments that are consolidated under accounting guidance for consolidation of VIEs, and as such, changes in fair value are reflected in earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Summary of Financial Guarantee Insurance Losses and LAE

The following table presents information about our financial guarantee insurance losses and LAE recorded in accordance with GAAP for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Percent
In millions	2019	2018	Change
Losses and LAE related to actual and expected payments	$30	$(6)	n/m
Recoveries of actual and expected payments	(18)	1	n/m

Gross losses incurred	12	(5)	n/m

Losses and loss adjustment expenses (1)	$12	$(5)	n/m

(1) -

As a result of consolidation of VIEs, these amounts include the elimination of loss and LAE expense of $14 million for the three months ended March 31, 2019 and loss and LAE benefit of $8 million for the three months ended March 31, 2018.

n/m -	Percent change not meaningful.

For the three months ended March 31, 2019, losses and LAE primarily related to increases in expected losses on insured first-lien RMBS transactions partially offset by an increase in projected collections from excess spread within insured second-lien RMBS securitizations.

For the three months ended March 31, 2018, losses and LAE primarily related to decreases in losses on insured RMBS transactions, partially offset by increases in expected losses on collateralized debt obligations (“CDO”) transactions.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and reserves as of March 31, 2019 and December 31, 2018.

	March 31,	December 31,	Percent
In millions	2019	2018	Change
Assets:
Insurance loss recoverable	$953	$993	-4%
Reinsurance recoverable on paid and unpaid losses (1)	5	5	-%
Liabilities:
Gross loss and LAE reserves	406	385	5%
Expected recoveries on unpaid losses	(3)	(2)	50%

Loss and LAE reserves	$403	$383	5%

(1) -	Reported within “Other assets” on our consolidated balance sheets.

Payment of claims totaling $919 million in November of 2015 and January of 2017 on MBIA Corp.’s policies insuring certain notes issued by Zohar I and Zohar II entitles MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for additional information regarding the estimated Zohar recoveries.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three months ended March 31, 2019 and 2018 are presented in the following table:

	Three Months Ended March 31,		Percent
In millions	2019	2018	Change
Gross expenses	$7	$5	40%

Amortization of deferred acquisition costs	$5	$8	-38%
Operating	7	5	40%

Total insurance operating expenses	$12	$13	-8%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The decrease in the amortization of deferred acquisition costs for the three months ended March 31, 2019 compared with the same period of 2018 was due to higher refunding activity in prior years. We did not defer a material amount of policy acquisition costs during the first quarters of 2019 or 2018. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

International and Structured Finance Insurance Portfolio Exposures

Credit Quality

The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of March 31, 2019 and December 31, 2018, 29% and 31%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.

Selected Portfolio Exposures

The following is a summary of selected significant exposures within our residential mortgage insured portfolio of our international and structured finance insurance segment. In addition, as of March 31, 2019, MBIA Corp. insured $343 million of CDOs and related instruments. We may experience considerable incurred losses and future expected payments in certain of these sectors. There can be no assurance that the loss reserves recorded in our financial statements will be sufficient or that we will not experience losses on transactions on which we currently have no loss reserves, in particular if the economy deteriorates. We may seek to purchase, directly or indirectly, obligations guaranteed by MBIA Corp. or seek to commute policies. The amount of insurance exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time, and other considerations. In some cases, these activities may result in a reduction of loss reserves, but in all cases they are intended to limit our ultimate losses and reduce the future volatility in loss development on the related policies. Our ability to purchase guaranteed obligations and to commute policies will depend on management’s assessment of available liquidity.

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

The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of March 31, 2019 and December 31, 2018. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of
Collateral Type	March 31, 2019	December 31, 2018	Percent Change
HELOC Second-lien	$478	$511	-6%
CES Second-lien	234	591	-60%
Alt-A First-lien(1)	966	983	-2%
Subprime First-lien	416	439	-5%
Prime First-lien	14	15	-7%

Total	$2,108	$2,539	-17%

(1) -	Includes international exposure of $245 million as of March 31, 2019 and December 31, 2018.

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

As of March 31, 2019, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $2.1 billion compared with $2.2 billion as of December 31, 2018. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. For a discussion of the Company’s reinsurance, refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Taxes

Provision for Income Taxes

The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2019 and 2018 are presented in the following table:

	Three Months Ended March 31,
In millions	2019	2018
Income (loss) before income taxes	$(19)	$(96)
Provision (benefit) for income taxes	$(2)	$2
Effective tax rate	10.5%	-2.1%

For the three months ended March 31, 2019, our effective tax rate applied to our loss before income taxes was lower than the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset and the application of intraperiod tax accounting.

For the three months ended March 31, 2018, our effective tax rate applied to our loss before income taxes was lower than the U.S. statutory rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset and an adjustment to our alternative minimum tax credit receivable.

As of March 31, 2019 and December 31, 2018, the Company’s valuation allowance against its net deferred tax asset was $818 million and $834 million, respectively.

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

CAPITAL RESOURCES

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, surplus notes issued by MBIA Corp., and the MZ Funding Facility (the “Facility”). Total capital resources was $3.0 billion as of March 31, 2019 and December 31, 2018.

In addition to scheduled debt maturities, from time to time, we reduce unsecured debt through calls or repurchases. MBIA Inc. or National may also repurchase outstanding MBIA Inc. common shares when we deem it beneficial to our shareholders. MBIA Inc. supports the MTN and investment agreement obligations issued by the Company. We seek to maintain sufficient liquidity and capital resources to meet the Company’s general corporate needs and debt service. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient resources to satisfy its debt obligations and its general corporate needs over time from distributions from its operating subsidiaries; however, there can be no assurance that MBIA Inc. will have sufficient resources to do so. In addition, the Company may also consider raising third-party capital. Refer to “Capital, Liquidity and Market Related Risk Factors” in Part I, Item 1A of Form 10-K for the year ended December 31, 2018 and the “Liquidity—Corporate Liquidity” section included herein for additional information about MBIA Inc.’s liquidity.

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

Equity securities

MBIA Inc.’s and National’s share repurchases that were authorized under share repurchase programs for the three months ended March 31, 2019 and 2018 are presented in the following table:

In millions except per share amounts	Three Months Ended March 31,
	2019	2018
Number of shares repurchased	0.5	2.0
Average price paid per share	$8.94	$7.25
Remaining authorization as of March 31	$198	$236

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

National

Capital and Surplus

National had statutory capital of $2.6 billion as of March 31, 2019, compared with $2.5 billion as of December 31, 2018. As of March 31, 2019, statutory capital comprised $2.1 billion of policyholders’ surplus and $518 million of contingency reserves. National had statutory net income of $48 million for the three months ended March 31, 2019. As of March 31, 2019, National’s unassigned surplus was $1.5 billion.

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

National had positive earned surplus as of March 31, 2019, from which it may pay dividends, subject to the limitations described above. We expect the as-of-right declared and paid dividend amounts from National to be limited to prior year net investment income for the foreseeable future.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National’s CPR and components thereto, as of March 31, 2019 and December 31, 2018 are presented in the following table:

In millions	As of March 31, 2019	As of December 31, 2018
Policyholders’ surplus	$2,069	$1,998
Contingency reserves	518	522

Statutory capital	2,587	2,520
Unearned premiums	474	496
Present value of installment premiums (1)	149	150

Premium resources (2)	623	646
Net loss and LAE reserves (1)	12	71
Salvage reserves (1)	614	607

Gross loss and LAE reserves	626	678

Total claims-paying resources	$3,836	$3,844

(1) -  Calculated using a discount rate of 3.67% as of March 31, 2019 and December 31, 2018.

(2) -  Includes financial guarantee and insured credit derivative related premiums.

MBIA Insurance Corporation

Capital and Surplus

MBIA Insurance Corporation had statutory capital of $575 million as of March 31, 2019 compared with $555 million as of December 31, 2018. As of March 31, 2019, statutory capital comprised $380 million of policyholders’ surplus and $195 million of contingency reserves. For the three months ended March 31, 2019, MBIA Insurance Corporation had a statutory net loss of $1 million. MBIA Insurance Corporation’s policyholders’ surplus included negative unassigned surplus of $1.6 billion as of March 31, 2019. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred.

As of March 31, 2019, MBIA Insurance Corporation recognized estimated recoveries on a statutory basis related to put-back claims against Credit Suisse, excess spread recoveries on RMBS and recoveries related to CDOs. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.

Under NYIL, MBIA Insurance Corporation is also required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Reductions in the contingency reserve may be recognized based on excess reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As a result of regulatory approved reductions, MBIA Insurance Corporation’s contingency reserves of $195 million as of March 31, 2019 represented reserves on 26 of the 205 outstanding credits insured by MBIA Insurance Corporation.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. As of March 31, 2019, MBIA Corp. met the required minimum requirement. Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of March 31, 2019, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of March 31, 2019, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If MBIA Insurance Corporation does not comply with the above mentioned requirements, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s 14% Fixed-to-Floating Rate Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of April 15, 2019, the most recent scheduled interest payment date, there was $791 million of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of March 31, 2019, MBIA Insurance Corporation had “free and divisible surplus” of $362 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

MBIA Corp.’s CPR and components thereto, as of March 31, 2019 and December 31, 2018 are presented in the following table:

In millions	As of March 31, 2019	As of December 31, 2018
Policyholders’ surplus	$380	$356
Contingency reserves	195	199

Statutory capital	575	555
Unearned premiums	107	109
Present value of installment premiums (1) (4)	136	139

Premium resources (2)	243	248
Net loss and LAE reserves (1)	(830)	(865)
Salvage reserves (1) (3)	1,361	1,402

Gross loss and LAE reserves	531	537

Total claims-paying resources	$1,349	$1,340

(1) -  Calculated using a discount rate of 5.17% as of March 31, 2019 and December 31, 2018.

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

As of March 31, 2019 and December 31, 2018, National held cash and investments of $3.2 billion, of which $523 million and $488 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.

The insurance policies issued or reinsured by National provide unconditional and irrevocable guarantees of payments of the principal of, and interest or other amounts owing on, insured obligations when due. In the event of a default in payment of principal, interest or other insured amounts by an issuer, National generally promises to make funds available in the insured amount within one to three business days following notification. In some cases, the amount due can be substantial, particularly if the default occurs on a transaction to which National has a large notional exposure or on a transaction structured with large, bullet-type principal maturities. The U.S. public finance insurance segment’s financial guarantee contracts generally cannot be accelerated by a party other than the insurer which helps to mitigate liquidity risk in this segment.

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

As of March 31, 2019 and December 31, 2018, the liquidity positions of MBIA Inc. were $486 million and $457 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.

During the three months ended March 31, 2019, $91 million was released from the Tax Escrow Account to MBIA Inc., of which $56 million was in cash, related to deposits made by National for the 2016 tax year. Also, $5 million was returned to National as a result of capital losses incurred in 2018 that can be carried back to prior years. The releases were pursuant to the terms of the tax sharing agreement following the expiration of National’s two-year NOL carry-back period under U.S. tax rules. In addition to releases or returns following the expiration of National’s two-year NOL carry-back period, from time to time, MBIA Inc. is permitted to withdraw assets from the Tax Escrow Account if the aggregate market value of all assets held in the Tax Escrow Account exceeds the required minimum balance. There can be no assurance that any future payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc. due to deductible or creditable tax attributes of those subsidiaries and/or the market value performance of the assets supporting the Tax Escrow Account.

Based on our projections of National’s and MBIA Corp.’s future earnings and losses, we expect that for the foreseeable future National will be the primary source of payments to MBIA Inc. There can be no assurance as to the amount and timing of any such future dividends or payments from the tax escrow account under the tax sharing agreement. Also, absent a special dividend subject to the approval of the NYSDFS, we expect the declared and paid dividend amounts from National to be limited to the prior twelve months of net investment income as reported in its most recent statutory filing. Refer to the “Capital Resources – Insurance Statutory Capital” section for additional information on payments of dividends. We do not expect MBIA Inc. to receive distributions from MBIA Corp.

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

As of March 31, 2019 and December 31, 2018, MBIA Corp. held cash and investments of $266 million and $242 million, respectively, of which $165 million and $145 million, respectively, were cash and cash equivalents or short-term investments comprised of money market funds and municipal, U.S. agency and corporate bonds that were immediately available to MBIA Insurance Corporation.

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

During the three months ended March 31, 2019, MBIA Corp. collected $55 million from insured RMBS transactions related to excess spread recoveries. As of March 31, 2019, MBIA Corp. has expected excess spread recoveries of $109 million, including recoveries related to consolidated VIEs. MBIA Corp. has also recorded expected recovery amounts related to its claims against Credit Suisse for ineligible mortgage loans and recoveries related to CDOs. There can be no assurance that we will be successful or not be delayed in realizing these recoveries.

During the three months ended March 31, 2019, MBIA Corp. requested and was granted permission by the NYSDFS to prepay approximately $20 million of the Facility on the May of 2019 payment date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Percent Change
In millions	2019	2018
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(70)	$(101)	-31%
Investing activities	128	191	-33%
Financing activities	(175)	(95)	84%
Cash and cash equivalents—beginning of period	280	146	92%

Cash and cash equivalents—end of period	$163	$141	16%

Operating activities

Net cash used by operating activities decreased for the three months ended March 31, 2019 compared with the same period of 2018 primarily due to an increase in proceeds from recoveries and reinsurance of $44 million and a decrease in insured derivative commutations and losses paid of $19 million.

Investing activities

Net cash provided by investing activities decreased for the three months ended March 31, 2019 compared with the same period of 2018 primarily due to an increase in purchases of short-term investments of $256 million, partially offset by increases in the maturities of available-for-sale securities of $141 million and sales of investments at fair value of $65 million.

Financing activities

Net cash used by financing activities increased for the three months ended March 31, 2019 compared with the same period of 2018 primarily due to an increase in principal paydowns of VIE notes of $113 million, partially offset by a decrease in principal paydowns of MTNs and investment agreements of $28 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

The following table presents our investment portfolio as of March 31, 2019 and December 31, 2018.

	As of March 31,	As of December 31,	Percent
In millions	2019	2018	Change
Available-for-sale investments(1)
U.S. public finance insurance
Amortized cost	$2,627	$2,704	-3%
Unrealized net gain (loss)	(4)	(64)	-94%

Fair value	2,623	2,640	-1%

Corporate
Amortized cost	865	921	-6%
Unrealized net gain (loss)	39	24	63%

Fair value	904	945	-4%

International and structured finance insurance
Amortized cost	242	192	26%
Unrealized net gain (loss)	7	4	75%

Fair value	249	196	27%

Total available-for-sale investments:
Amortized cost	3,734	3,817	-2%
Unrealized net gain (loss)	42	(36)	n/m

Total available-for-sale investments at fair value	3,776	3,781	-%

Investments carried at fair value(2)
U.S. public finance insurance	248	198	25%
Corporate	74	73	1%
International and structured finance insurance	1	19	-95%

Total investments carried at fair value	323	290	11%

Other investments at amortized cost:
U.S. public finance insurance	-	1	-100%
Corporate	1	-	n/m

Total other investments at amortized cost	1	1	-%

Consolidated investments at carrying value	$4,100	$4,072	1%

(1) -	Unrealized gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive income in shareholders’ equity.

(2) -	Changes in fair value and realized gains and losses from the sale of these investments are reflected in net income.

n/m -	Percent change not meaningful.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

Credit Quality

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of March 31, 2019, the weighted average credit quality ratings and percentage of investment grade of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are presented in the following table:

International
	U.S. Public		and Structured
	Finance		Finance
	Insurance	Corporate	Insurance	Total
Weighted average credit quality ratings	A	Aa	Aa	Aa
Investment grade percentage	87%	100%	91%	91%

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

As of March 31, 2019, Insured Investments at fair value represented $193 million or 5% of consolidated investments, of which $166 million or 4% of consolidated investments were Company-Insured Investments. As of March 31, 2019, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of March 31, 2019, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the A range. The weighted average rating of only the Company-Insured Investments was in the Baa range, and investments rated below investment grade in the Company-Insured Investments were 3% of the total consolidated investment portfolio.

Contractual Obligations

For a discussion of the Company’s contractual obligations, refer to “Liquidity-Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes in contractual obligations since December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposures relate to changes in interest rates, foreign exchange rates and credit spreads that affect the fair value of its financial instruments, primarily investment securities, MTNs and investment agreement liabilities. The Company’s investments are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. government bonds, corporate bonds, MBS and asset-backed securities. In periods of rising and/or volatile interest rates, foreign exchange rates and credit spreads, profitability could be adversely affected should the Company have to liquidate these securities. The Company minimizes its exposure to interest rate risk, foreign exchange risk and credit spread movement through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities. For a discussion of our quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes in market risk since December 31, 2018.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective because of a material weakness in internal control over financial reporting related to the process used to estimate its loss reserves and recoveries for residential mortgage-backed securities insured by MBIA Insurance Corporation that was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Management did not identify a material misstatement within its consolidated financial statements in this or any prior filed Quarterly Report on Form 10-Q or Annual Report on Form 10-K as a result of the material weakness.

As previously disclosed in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, we commenced a remediation plan with the goal of remediating the material weakness as soon as possible. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time for management to conclude, through testing, that such controls are operating effectively. We expect that the material weakness will be remediated before the end of 2019.

Except with respect to the remediation described above, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter to which this report relates that have materially affected, or are likely to material affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The following should be read in conjunction with and supplements the risk factors described under Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

On May 3, 2017, the Oversight Board certified and filed a bankruptcy-like petition under Title III of PROMESA for Puerto Rico with the District Court of Puerto Rico thereby commencing a bankruptcy-like case for Puerto Rico. Under a separate petition, the Oversight Board also commenced a Title III proceeding for Puerto Rico Sales Tax Financing Corporation (“COFINA”) on May 5, 2017. Subsequently, the Oversight Board also certified and filed voluntary petitions under Title III of PROMESA for several municipalities, including the Puerto Rico Highway and Transportation Authority (“PRHTA”) and the Puerto Rico Electric Power Authority (“PREPA”) on May 21, 2017 and July 2, 2017, respectively. On February 4, 2019, the District Court for the District of Puerto Rico entered the order confirming the Third Amended Title III Plan of Adjustment for COFINA. The plan became effective on February 12, 2019.

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

As of March 31, 2019, National had $3.1 billion of gross insured par outstanding ($3.4 billion of gross insured par outstanding when including accreted interest on insured capital appreciation bonds) related to Puerto Rico. Puerto Rico may be unable or unwilling to pay their obligations as and when due, in which case National would be required to pay claims of unpaid principal and interest when due under its insurance policies, which could be material. On January 1, 2019, Puerto Rico defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $65 million as a result. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National would experience losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations.

On May 3, 2019, PREPA, the Oversight Board, the Puerto Rico Fiscal Agency and Financial Advisory Authority, the Ad Hoc Group of PREPA bondholders, and Assured Guaranty Corp. and Assured Guaranty Municipal Corp. entered into a Definitive Restructuring Support Agreement (the “RSA”) that provides for a less than par distribution to participating creditors upon confirmation of a plan of adjustment for PREPA. National is not a party to the RSA. While subject to numerous contingencies and unknowns, to the extent a plan is confirmed in accordance with the RSA, distributions to holders under such plan could adversely affect the recovery by National of payments made and to be made on account of the PREPA policies. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part I Financial Information, Item 2 of this Form 10-Q for additional information on our Puerto Rico exposures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 3, 2017, the Company’s Board of Directors authorized the repurchase by the Company or National of up to $250 million of its outstanding shares under a new share repurchase authorization. During the three months ended March 31, 2019, we repurchased .5 million common shares of MBIA Inc. at an average share price of $8.94 under the November 3, 2017 repurchase program.

The table below presents repurchases made by the Company in each month during the first quarter of 2019:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions)
January	487,606	$8.94	487,606	$198
February	1,469	9.96	-	198
March	87,588	10.63	-	198

	576,663	$9.20	-	$198

(1) -

87,477 shares in March were repurchased by the Company in open market transactions for settling awards under the Company’s long-term incentive plans. 1,469 shares in February and 111 shares in March were repurchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.

Item 6. Exhibits

3.1.	By-Laws as Amended as of February 28, 2019, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018.

*31.1.	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2.	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1.	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2.	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (ii) the Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2019 and 2018; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: May 8, 2019	/s/ Anthony McKiernan
Anthony McKiernan
Chief Financial Officer

Date: May 8, 2019	/s/ Joseph R. Schachinger
Joseph R. Schachinger
Controller (Chief Accounting Officer)