Form 10-Q
period 2019-06-30
MBIA INC
filed 2019-08-06
CIK 814585

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
Commission File Number:
1-9583
MBIA INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-1185706
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Manhattanville Road, Suite 301, Purchase, New York	10577
(Address of principal executive offices)	(Zip Code)

(914)
 273-4545
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	MBI	New York Stock Exchange

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

As of July 30, 2019, 84,756,483 shares of Common Stock, par value $1 per share, were outstanding.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MBIA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions except share and per share amounts)

	June 30, 2019	December 31, 2018
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $3,122 and $3,601)	$3,255	$3,565
Investments carried at fair value	227	222
Investments pledged as collateral, at fair value (amortized cost $14 and $46)	10	43
Short-term investments, at fair value (amortized cost $332 and $241)	332	241
Other investments at amortized cost	1	1

Total investments	3,825	4,072
Cash and cash equivalents	409	222
Premiums receivable	281	296
Deferred acquisition costs	65	74
Insurance loss recoverable	1,623	1,595
Other assets	152	122
Assets of consolidated variable interest entities:
Cash	69	58
Investments held-to-maturity, at amortized cost (fair value $967 and $925)	890	890
Investments carried at fair value	624	157
Loans receivable at fair value	154	172
Loan repurchase commitments	428	418
Other assets	127	31

Total assets	$8,647	$8,107

Liabilities and Equity
Liabilities:
Unearned premium revenue	$520	$587
Loss and loss adjustment expense reserves	998	965
Long-term debt	2,315	2,249
Medium-term notes (includes financial instruments carried at fair value of $110 and $102)	679	722
Investment agreements	305	311
Derivative liabilities	222	199
Other liabilities	215	198
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $1,120 and $480)	2,340	1,744

Total liabilities	7,594	6,975

Commitments and contingencies (Refer to Note 14 : Commitments and Contingencies)
Equity:
Preferred stock, par value $1 per share; authorized shares-- 10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares-- 400,000,000; issued shares-- 283,625,689 and 283,625,689	284	284
Additional paid-in capital	2,995	3,025
Retained earnings	779	966
Accumulated other comprehensive income (loss), net of tax of $32 and $8	(4)	(156)
Treasury stock, at cost -- 198,824,693 and 193,803,976 shares	(3,014)	(3,000)

Total shareholders’ equity of MBIA Inc.	1,040	1,119
Preferred stock of subsidiary	13	13

Total equity	1,053	1,132

Total liabilities and equity	$8,647	$8,107

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Premiums earned:
Scheduled premiums earned	$17	$29	$35	$52
Refunding premiums earned	5	7	10	24

Premiums earned (net of ceded premiums of $1, $1, $2 and $3)	22	36	45	76
Net investment income	30	34	62	65
Fees and reimbursements	1	-	1	6
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(1)	(25)	(1)	(44)
Unrealized gains (losses) on insured derivatives	-	18	14	32

Net change in fair value of insured derivatives	(1)	(7)	13	(12)
Net gains (losses) on financial instruments at fair value and foreign exchange	(26)	22	(4)	13
Net investment losses related to other-than-temporary impairments:
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	(9)	(1)	(37)	(2)

Net investment losses related to other-than-temporary impairments	(9)	(1)	(37)	(2)
Other net realized gains (losses)	1	-	2	(1)
Revenues of consolidated variable interest entities:
Net investment income	10	8	20	16
Net gains (losses) on financial instruments at fair value and foreign exchange	18	13	36	17
Other net realized gains (losses)	(16)	(93)	(58)	(93)

Total revenues	30	12	80	85
Expenses
Losses and loss adjustment	140	59	102	131
Amortization of deferred acquisition costs	2	4	6	8
Operating	19	19	45	39
Interest	52	52	104	103
Expenses of consolidated variable interest entities:
Operating	1	3	4	5
Interest	23	21	45	41

Total expenses	237	158	306	327

Income (loss) before income taxes	(207)	(146)	(226)	(242)
Provision (benefit) for income taxes	(37)	-	(39)	2

Net income (loss)	$(170)	$(146)	$(187)	$(244)

Net income (loss) per common share
Basic	$(2.02)	$(1.64)	$(2.20)	$(2.75)
Diluted	$(2.02)	$(1.64)	$(2.20)	$(2.75)
Weighted average number of common shares outstanding
Basic	84,275,261	89,131,760	84,911,215	88,865,272
Diluted	84,275,261	89,131,760	84,911,215	88,865,272
The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(170)	$(146)	$(187)	$(244)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	46	(14)	125	(57)
Provision (benefit) for income taxes	36	-	40	5

Total	10	(14)	85	(62)
Reclassification adjustments for (gains) losses included in net income (loss)	16	-	(23)	(1)

Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	19	17	30	23
Reclassification adjustments for (gains) losses included in net income (loss)	9	-	37	1

Foreign currency translation:
Foreign currency translation gains (losses)	(1)	1	-	2

Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	(2)	(18)	-	(32)
Reclassification adjustments for (gains) losses included in net income (loss)	19	-	23	-

Total other comprehensive income (loss)	70	(14)	152	(69)

Comprehensive income (loss)	$(100)	$(160)	$(35)	$(313)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common shares
Balance at beginning of period	283,625,689	283,569,254	283,625,689	283,717,973
Common shares issued (cancelled), net	-	56,435	-	(92,284)

Balance at end of period	283,625,689	283,625,689	283,625,689	283,625,689
Common stock amount
Balance at beginning and end of period	$284	$284	$284	$284
Additional paid-in capital
Balance at beginning of period	$2,996	$3,174	$3,025	$3,171
Treasury shares issued for warrant exercises	-	(21)	-	(21)
Share-based compensation	(1)	1	(30)	4

Balance at end of period	$2,995	$3,154	$2,995	$3,154
Retained earnings
Balance at beginning of period	$949	$1,164	$966	$1,095
ASU 2016-01 transition adjustment	-	-	-	164
ASU 2018-02 transition adjustment	-	-	-	3
Net income (loss)	(170)	(146)	(187)	(244)

Balance at end of period	$779	$1,018	$779	$1,018
Accumulated other comprehensive income (loss)
Balance at beginning of period	$(74)	$(241)	$(156)	$(19)
ASU 2016-01 transition adjustment	-	-	-	(164)
ASU 2018-02 transition adjustment	-	-	-	(3)
Other comprehensive income (loss)	70	(14)	152	(69)

Balance at end of period	$(4)	$(255)	$(4)	$(255)
Treasury shares
Balance at beginning of period	(193,446,168)	(194,243,689)	(193,803,976)	(192,233,526)
Treasury shares issued for warrant exercises	-	1,277,620	-	1,277,620
Treasury shares acquired under share repurchase program	(5,445,053)	-	(5,932,659)	(1,961,711)
Share-based compensation	66,528	2,371	911,942	(46,081)

Balance at end of period	(198,824,693)	(192,963,698)	(198,824,693)	(192,963,698)
Treasury stock amount
Balance at beginning of period	$(2,967)	$(3,133)	$(3,000)	$(3,118)
Treasury shares issued for warrant exercises	-	34	-	34
Treasury shares acquired under share repurchase program	(50)	-	(54)	(14)
Share-based compensation	3	1	40	-

Balance at end of period	$(3,014)	$(3,098)	$(3,014)	$(3,098)
Total shareholders’ equity of MBIA Inc.
Balance at beginning of period	$1,188	$1,248	$1,119	$1,413
Period change	(148)	(145)	(79)	(310)

Balance at end of period	$1,040	$1,103	$1,040	$1,103

Preferred stock of subsidiary shares
Balance at beginning and end of period	1,315	1,315	1,315	1,315
Preferred stock of subsidiary amount
Balance at beginning and end of period	$13	$12	$13	$12

Total equity	$1,053	$1,115	$1,053	$1,115

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Premiums, fees and reimbursements received	$14	$26
Investment income received	91	112
Insured derivative commutations and losses paid	(1)	(44)
Financial guarantee losses and loss adjustment expenses paid	(115)	(116)
Proceeds from recoveries and reinsurance	91	32
Operating and employee related expenses paid	(44)	(52)
Interest paid, net of interest converted to principal	(91)	(83)
Income taxes (paid) received	(2)	(1)

Net cash provided (used) by operating activities	(57)	(126)

Cash flows from investing activities:
Purchases of available-for-sale investments	(1,410)	(1,158)
Sales of available-for-sale investments	1,367	1,064
Paydowns and maturities of available-for-sale investments	567	181
Purchases of investments at fair value	(104)	(96)
Sales, paydowns, maturities and other proceeds of investments at fair value	237	108
Sales, paydowns and maturities (purchases) of short-term investments, net	(72)	185
Paydowns and maturities of loans receivable	64	88
Consolidation of variable interest entities	72	-
Deconsolidation of variable interest entities	(2)	(7)
(Payments) proceeds for derivative settlements	(15)	(14)
Collateral (to) from counterparties	(21)	-

Net cash provided (used) by investing activities	683	351

Cash flows from financing activities:
Proceeds from investment agreements	7	5
Principal paydowns of investment agreements	(13)	(28)
Principal paydowns of medium-term notes	(56)	(36)
Principal paydowns of variable interest entity notes	(301)	(100)
Purchases of treasury stock	(58)	(15)
Other financing	(7)	-

Net cash provided (used) by financing activities	(428)	(174)

Net increase (decrease) in cash and cash equivalents	198	51
Cash and cash equivalents—beginning of period	280	146

Cash and cash equivalents—end of period	$478	$197

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(187)	$(244)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	34	16
Deferred acquisition costs	7	9
Unearned premium revenue	(67)	(74)
Loss and loss adjustment expense reserves	103	57
Insurance loss recoverable	(28)	(9)
Accrued interest payable	56	70
Accrued expenses	(3)	(14)
Net investment losses related to other-than-temporary impairments	37	-
Unrealized (gains) losses on insured derivatives	(14)	(32)
Net (gains) losses on financial instruments at fair value and foreign exchange	(32)	(30)
Other net realized (gains) losses	56	94
Deferred income tax provision (benefit)	(41)	1
Interest on variable interest entities, net	-	12
Other operating	22	18

Total adjustments to net income (loss)	130	118

Net cash provided (used) by operating activities	$(57)	$(126)

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
and
3
) international
and structured finance insurance. The Company’s U.S. public finance insurance business is managed through National Public Finance Guarantee Corporation (“National”), the corporate segment is operated through MBIA Inc. and several of its subsidiaries, including its service company, MBIA Services Corporation (“MBIA Services”) and its international and structured finance insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”).
Refer to “Note 11: Business Segments” for further information about the Company’s operating segments.
Business Developments
Puerto Rico
On January 1, 2019 and July 1, 2019, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $393 million.
As of June 30, 2019, National had
$3.0 billion of gross insured par outstanding ($3.3 billion of gross insured par outstanding when including accreted interest on insured capital appreciation bonds (“CABs”)) related to Puerto Rico. Refer to the “Risks and Uncertainties” section below for additional information on the Company’s Puerto Rico exposures.
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
MBIA Corp. Financing Facility
In July of 2019, MBIA Corp. consummated a financing facility (the “Refinanced Facility”) between MZ Funding LLC (“MZ Funding”) and certain purchasers, pursuant to which the purchasers or their affiliates (collectively, the “Senior Lenders”), have agreed to refinance the outstanding insured senior notes of MZ Funding, and MBIA Inc. received amended subordinated notes of MZ Funding. In connection with the refinancing transaction, MZ Funding and MBIA Corp. entered into an amended and restated credit agreement (the “New Credit Agreement” and the loans thereunder, the “MBIA Loans”). MBIA Corp. issued new financial guarantee insurance policies insuring the Refinanced Facility. Refer to “Note 9: Debt” for further information on the Refinanced Facility.
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
Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for additional information about MBIA Corp.’s recoveries.
Corporate Liquidity
Based on the Company’s projections of National’s dividends, additional anticipated releases under its tax sharing agreement and related tax escrow account (“Tax Escrow Account”), and other cash inflows, the Company expects that MBIA Inc. will have sufficient cash to satisfy its debt service and general corporate needs. However, MBIA Inc. continues to have liquidity risk that could be caused by interruption of or reduction in dividends or tax payments received from operating subsidiaries, deterioration in the performance of invested assets, impaired access to the capital markets, as well as other factors, which are not anticipated at this time. Furthermore, failure by MBIA Inc. to settle liabilities that are insured by MBIA Corp. could result in claims on MBIA C orp.
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
The results of operations for the three and six months ended June 30, 2019 may not be indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2: Significant Accounting Policies (continued)

Beginning with the second quarter of 2019, the Company changed its presentation of its insurance loss recoverable and its loss and loss adjustment expense (“LAE”) reserves related to its insured first-lien RMBS exposure. The Company’s first-lien RMBS insurance loss recoverable previously represented discounted and probability-weighted estimated recoveries, net of claims expected to be paid, when the result was a net receivable, and its first-lien RMBS loss and LAE reserves previously represented discounted and probability-weighted estimated claims, net of expected recoveries to be collected, when the result was a net payable. The Company now reports its first-lien RMBS insurance loss recoverable gross of expected claim payments and all expected claim payments are reported within loss and LAE reserves on the Company’s balance sheet. This treatment is consistent with the Company’s balance sheet presentation for insurance loss recoverable and loss and LAE reserves of its other major insured exposures. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes a reclassification of $31 million resulting in an increase to insurance loss recoverable and a corresponding increase to loss and LAE reserves on the Company’s consolidated balance sheet as of December 31, 2018. This reclassification had no impact on total revenues, total expenses, shareholders’ equity, operating cash flows, investing cash flows, or financing cash flows for all periods presented. In addition, prior period amounts included in the Company’s disclosures have been updated to reflect the new presentation.
Note 3: Recent Accounting Pronouncements
Recently Adopted Accounting Standards
Leases (Topic 842) (ASU 2016-02)
In February of 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2016-02, “Leases (Topic 842)”, that amends the accounting guidance for leasing transactions. ASU 2016-02 requires a lessee to classify lease contracts as finance or operating leases, and to recognize assets and liabilities for the rights and obligations created by leasing transactions with lease terms more than twelve months. ASU 2016-02 substantially retains the criteria for classifying leasing transactions as finance or operating leases. For finance leases, a lessee recognizes a right-of-use asset and a lease liability initially measured at the present value of the lease payments, and recognizes interest expense on the lease liability separately from the amortization of the right-of-use asset. For operating leases, a lessee recognizes a right-of-use asset and a lease liability initially measured at the present value of the lease payments, and recognizes lease expense on a straight-line basis.
The Company adopted ASU
2016-02
in its entirety in the first quarter of 2019, using an additional (and optional) modified retrospective transition approach. Comparative periods are presented in accordance with Topic 840, Leases, and do not include any retrospective adjustments to comparative periods to reflect the adoption of ASU
2016-02.
The Company recorded a
right-of-use
asset and lease liability of $23 million. The gross up of the assets and liabilities does not have a cumulative effect adjustment to the opening balance of retained earnings and does not impact the Company’s statement of operations. Refer to “Note 14: Commitments and Contingencies” for information about the Company’s lease commitments.
Disclosure Update and Simplification
In August of 2018, the Securities and Exchange Commission (“SEC”) published Release No. 33-10532, Disclosure Update and Simplification, which amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, these amendments updated the disclosure requirements for the interim financial statement requirements to include a reconciliation of each caption of shareholders’ equity, in the notes or as a separate statement for each period for which a statement of comprehensive income is required to be included. The Company updated the presentation of its consolidated statements of changes in shareholders’ equity for all periods presented beginning in the first quarter of 2019.
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
Consolidated VIEs
The carrying amounts of assets and liabilities of consolidated VIEs were $2.3 billion, as of June 30, 2019, and $1.7 billion, as of December 31, 2018. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. In the first quarter of 2019, the Company consolidated seven
VIEs related to the Trusts. On the initial consolidation of the Trusts, the Company recorded a loss of $42 million, representing the difference between the fair value of the Company’s financial guarantee within the trusts and the carrying value of the insurance related balances on the COFINA policies.
In the second quarter of 2019,
two
VIEs were deconsolidated and the Company recorded losses of $16 million primarily due to credit losses in accumulated other comprehensive income (“AOCI”) that were released to earnings. In the second quarter of 2018, the Company deconsolidated two
VIEs related to the Zohar Bankruptcy Settlement. The Company recorded a loss of $93 million which represented the difference between the fair value of the VIE assets that were deconsolidated and the Company’s current estimate of salvage and subrogation recoveries from those VIEs under insurance accounting. These consolidation and deconsolidation losses are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statement of operations. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information about COFINA and the Zohar Bankruptcy Settlement.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 4: Variable Interest
Entities (continued)
Nonconsolidated VIEs
The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of June 30, 2019 and December 31, 2018. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs
.

	June 30, 2019
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments (1)	Premiums Receivable (2)	Insurance Loss Recoverable (3)	Unearned Premium Revenue (4)	Loss and Loss Adjustment Expense Reserves (5)
Insurance:
Global structured finance:
Mortgage-backed residential	$2,441	$16	$17	$98	$15	$426
Mortgage-backed commercial	38	-	-	-	-	-
Consumer asset-backed	427	-	2	2	1	10
Corporate asset-backed	1,114	-	8	862	9	-
Total global structured finance	4,020	16	27	962	25	436
Global public finance	2,169	-	8	-	10	-
Total insurance	$6,189	$16	$35	$962	$35	$436

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.
(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.
(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.
(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.
(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

	December 31, 2018
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments (1)	Premiums Receivable (2)	Insurance Loss Recoverable (3)	Unearned Premium Revenue (4)	Loss and Loss Adjustment Expense Reserves (5)
Insurance:
Global structured finance:
Mortgage-backed residential	$3,103	$17	$19	$128	$17	$345
Mortgage-backed commercial	52	-	-	-	-	-
Consumer asset-backed	560	-	3	1	2	12
Corporate asset-backed	1,338	-	9	858	10	-
Total global structured finance	5,053	17	31	987	29	357
Global public finance	2,231	-	9	-	12	-
Total insurance	$7,284	$17	$40	$987	$41	$357

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.
(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.
(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.
(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.
(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

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
RMBS Case Basis Reserves (Financial Guarantees)
The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies, excluding those on consolidated VIEs. The Company’s first-lien RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company’s second-lien RMBS case basis reserves relate to RMBS backed by home equity lines of credit and closed-end second mortgages. The Company calculated RMBS case basis reserves as of June 30, 2019 for both first and second-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, for additional information on the Company’s Roll Rate methodology for its RMBS case basis reserves.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)
Zohar Recoveries
MBIA Corp. is seeking to recover the payments it made (plus interest and expenses) with respect to Zohar I and Zohar II. MBIA Corp. anticipates that the primary source of the recoveries will come from the monetization of the Zohar Assets as anticipated in the Zohar Bankruptcy Settlement. Refer to “Note 1: Business Developments and Risks and Uncertainties” for additional information about the estimated Zohar recoveries. Notwithstanding the procedures agreed to in the Zohar Bankruptcy Settlement, there can be no assurance that the value of the Zohar Assets will be sufficient to permit MBIA Corp. to recover all or substantially all of the payments it made on Zohar I and Zohar II. Failure to recover a substantial amount of such payments could impede MBIA Corp.’s ability to make payments when due on other policies. MBIA Corp. believes that if the NYSDFS concludes at any time that MBIA Insurance Corporation will not be able to pay its policyholder claims, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the NYIL and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the NYSDFS.
Summary of Loss and LAE Reserves and Recoveries
The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs, which are included in the Company’s consolidated balance sheets as of June 30, 2019 and December 31, 2018, are presented in the following table:

	As of June 30, 2019		As of December 31, 2018
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (2)	Insurance loss recoverable	Loss and LAE reserves (2)
U.S. Public Finance Insurance
Before VIE eliminations	$659	$577	$571	$551
VIE eliminations	-	(49)	-	-

Total U.S. public finance insurance	659	528	571	551
International and Structured Finance Insurance:
Before VIE eliminations (1)	1,404	764	1,461	668
VIE eliminations (1)	(440)	(294)	(437)	(254)

Total international and structured finance insurance	964	470	1,024	414

Total	$1,623	$998	$1,595	$965

(1) -	Includes loan repurchase commitments of $ 428 million and $ 418 million as of June 30, 2019 and December 31, 2018, respectively.
(2) -	Amounts are net of expected recoveries.
Beginning with the second quarter of 2019, the Company changed its presentation of its insurance loss recoverable and its loss and LAE reserves related to its insured first-lien RMBS exposure. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. Refer to “Note 2: Significant Accounting Policies” for additional information about this presentation change.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note
5: Loss and Loss Adjustment Expense Reserves (continued)
Changes in Loss and LAE Reserves
The following table presents changes in the Company’s loss and LAE reserves for the six months ended June
30
,
2019
. Changes in loss reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in amount and timing of estimated claim payments and estimated recoveries on such claims, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of June
30
,
2019
, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 2.07%. LAE reserves are generally expected to be settled within a one-year
period and are not discounted. As of June
30
,
2019
and December
31
,
2018
, the Company’s gross loss and LAE reserves included $47 million and $60 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Six Months Ended June 30, 2019
Gross Loss and LAE Reserves as of December 31, 2018 (1)	Loss Payments	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other	Gross Loss and LAE Reserves as of June 30, 2019 (1)
$965	$(92)	$10	$(29)	$135	$21	$(13)	$1	$998

(1) -	Amounts are net of expected recoveries of unpaid claims.

The increase in the Company’s loss reserves primarily relates to an increase in reserves on certain Puerto Rico credits and first-lien RMBS transactions partially offset by payments made on certain Puerto Rico credits and the consolidation of credits, with loss reserves, as VIEs.
Changes in Insurance Loss Recoverable
Insurance loss recoverable represents the Company’s estimate of recoveries on paid claims and LAE. The following table presents changes in the Company’s insurance loss recoverable for the six months ended June 30, 2019. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable for the Six Months Ended June 30, 2019
In millions	Gross Reserve as of December 31, 2018	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions		Other (1)	Gross Reserve as of June 30, 2019
Insurance loss recoverable	$1,595	$(88)	$19	$54	$33	(2)	$10	$1,623

(1) -	Primarily changes in amount and timing of collections.

(2) -	Includes amounts related to paid claims and LAE that are expected to be recovered in the future.

The increase in the Company’s insurance loss recoverable reflected in the preceding table was primarily due to amounts related to the anticipated recovery of claims paid on certain Puerto Rico credits, and to a lesser extent, additional recoveries on insured RMBS transactions partially offset by collections on insured RMBS transactions.
Loss and LAE Activity
For the three and six months ended June 30, 2019, loss and LAE activity primarily related to an increase in actual and expected payments on Puerto Rico exposures and first-lien RMBS transactions, partially offset by an incurred loss benefit related to CDO transactions. For the three and six months ended June 30, 2018, losses and LAE primarily related to increases in actual and expected payments on Puerto Rico exposures.
Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended June 30, 2019 and 2018, gross LAE related to remediating insured obligations was $
9
 million. For the six months ended June 30, 2019 and 2018, gross LAE related to remediating insured obligations were $10 million and $22 million, respectively.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note
5: Loss and Loss Adjustment Expense Reserves (continued)
Surveillance Categories
The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of June
30, 2019:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	45	19	-	224	288
Number of issues (1)	13	5	-	96	114
Remaining weighted average contract period (in years)	6.5	7.5	-	7.6	7.3
Gross insured contractual payments outstanding: (2)
Principal	$1,492	$256	$-	$4,167	$5,915
Interest	2,050	118	-	1,767	3,935

Total	$3,542	$374	$-	$5,934	$9,850

Gross Claim Liability (3)	$-	$-	$-	$1,131	$1,131
Less:
Gross Potential Recoveries (4)	-	-	-	2,230	2,230
Discount, net (5)	-	-	-	(486)	(486)

Net claim liability (recoverable)	$-	$-	$-	$(613)	$(613)

Unearned premium revenue	$5	$3	$-	$40	$48
Reinsurance recoverable on paid and unpaid losses (6)					$20

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	The gross claim liability with respect to Puerto Rico exposures are net of expected recoveries for policies in a net payable position.

(4) -	Gross potential recoveries with respect to certain Puerto Rico exposures are net of the claim liability for policies in a net recoverable position.

(5) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

(6) -	Included in “Other assets” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)
The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2018:

	Surveillance Categories
	Caution	Caution	Caution
	List	List	List	Classified
$ in millions	Low	Medium	High	List	Total
Number of policies	50	18	-	233	301
Number of issues (1)	16	4	-	102	122
Remaining weighted average contract period (in years)	6.7	8.0	-	9.7	8.9
Gross insured contractual payments outstanding: (2)
Principal	$1,604	$249	$-	$5,353	$7,206
Interest	2,118	123	-	5,414	7,655

Total	$3,722	$372	$-	$10,767	$14,861

Gross Claim Liability (3)	$-	$-	$-	$1,085	$1,085
Less:
Gross Potential Recoveries (4)	-	-	-	2,363	2,363
Discount, net (5)	-	-	-	(670)	(670)

Net claim liability (recoverable)	$-	$-	$-	$(608)	$(608)

Unearned premium revenue	$5	$4	$-	$63	$72
Reinsurance recoverable on paid and unpaid losses (6)					$21

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.
(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.
(3) -	The gross claim liability with respect to Puerto Rico exposures are net of expected recoveries for policies in a net payable position.
(4) -	Gross potential recoveries with respect to certain Puerto Rico exposures are net of the claim liability for policies in a net recoverable position.
(5) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.
(6) -	Included in “Other assets” on the Company’s consolidated balance sheets.
As a result of the Company changing its presentation of its insurance loss recoverable and its loss and LAE reserves related to its first-lien exposure as discussed above, the amounts in the preceding table related to gross claim liability and gross potential recoveries have been increased by $
108
 million as of December 31, 2018 with
no
impact to the net claim liability (recoverable).

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 6: Fair Value of Financial Instruments
Fair Value Measurement
Financial Assets
Financial assets held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically, the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding
indication of value. The Company, along with its third-party portfolio manager, reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company and its third-party portfolio manager believe a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, its third-party portfolio manager will obtain a price from another third-party provider or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of June 30, 2019 and December 31, 2018. All challenges to third-party prices are reviewed by staff of the Company as well as its third-party portfolio manager with relevant expertise to ensure reasonableness of assumptions. A pricing analysis is reviewed and approved by the Company’s valuation committee.
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
Derivative Liabilities
The Company’s derivative liabilities are primarily interest rate swaps and an insured credit derivative. The Company’s insured credit derivative contract is a non-traded
structured credit derivative transaction and since it is highly customized, there is generally no observable market for this derivative. The Company estimates its fair value based on an internal model that incorporates market or estimated prices for all collateral within the transaction, the present value of the market-implied potential loss and nonperformance risk. The Company reviews its valuation model results on a quarterly basis to assess the appropriateness of the assumptions and results in light of current market activity and conditions. This review is performed by internal staff with relevant expertise.
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
Fixed-Maturity Securities Held as
Available-For-Sale,
Investments Carried at Fair Value, Investments Pledged as Collateral and Short-term Investments
These investments include investments in U.S. Treasury and government agencies, state and municipal bonds, foreign governments, corporate obligations, mortgage-backed securities (“MBS”), asset-backed securities, money market securities, and perpetual debt and equity securities
.

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
As of December 31, 2018, the investment in money market securities was also measured at fair value by applying the net asset value per share practical expedient and was not required to be classified in the fair value hierarchy. These funds were backed by high quality, very liquid short-term instruments and the probability is remote that the funds would be sold for a value other than net asset value.
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
Loans Receivable at Fair Value
Loans receivable at fair value are comprised of loans and other instruments held by consolidated VIEs consisting of residential mortgage loans are categorized in Level 3 of the fair value hierarchy. Fair values of residential mortgage loans are determined using quoted prices for MBS issued by the respective VIE and adjusted for the fair values of the financial guarantees provided by MBIA Corp. on the related MBS. The fair values of the financial guarantees consider expected claim payments, net of recoveries, under MBIA Corp.’s policies.
Loan Repurchase Commitments
Loan repurchase commitments are obligations owed by the sellers/servicers of mortgage loans to MBIA as reimbursement of paid claims. Loan repurchase commitments are assets of the consolidated VIEs. These assets represent the rights of MBIA against the sellers/servicers for breaches of representations and warranties that the securitized residential mortgage loans sold to the trust to comply with stated underwriting guidelines and for the sellers/servicers to cure, replace, or repurchase mortgage loans. Fair value measurements of loan repurchase commitments represent the amounts owed by the sellers/servicers to MBIA as reimbursement of paid claims. Loan repurchase commitments are not securities and no quoted prices or comparable market transaction information are observable or available. Fair values of loan repurchase commitments are determined using discounted cash flow techniques and are categorized in Level 3 of the fair value hierarchy.
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
Derivatives—Insurance
The derivative contracts insured by the Company cannot be legally traded and generally do not have observable market prices. The Company determines the fair values of insured credit derivatives using valuation models based on observable inputs and considering nonperformance risk of the Company. Negotiated settlements are also considered to validate the valuation models and to reflect assumptions the Company believes market participants would use. The Company uses an internally developed Direct Price Model to value its insured credit derivative that incorporates market prices or estimated prices for all collateral within the transaction, the present value of the market-implied potential losses, and nonperformance risk. The valuation of the insured credit derivative includes the impact of its credit standing. The insured credit derivative is categorized in Level 3 of the fair value hierarchy based on unobservable inputs that are significant to the fair value measurement in its entirety.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
Note 6: Fair Value of Financial Instruments (continued)
Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

In millions	Fair Value as of June 30, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$154	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee (1)	-10% - 59% ( 16%)
Loan repurchase commitments	428	Discounted cash flow	Recovery rates (2)
			Breach rates (2)
Liabilities of consolidated VIEs:
Variable interest entity notes	342	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	30% - 65% ( 53%)
Credit derivative liabilities:
CMBS	18	Direct Price Model	Nonperformance risk	54% - 54% ( 54%)
Other derivative liabilities	16	Discounted cash flow	Cash flows	$0 - $49 ($25) (3)

(1) -	Negative percentage represents financial guarantee policies in a receivable position.
(2) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.
(3) -	Midpoint of cash flows are used for the weighted average.

In millions	Fair Value as of December 31, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Asset s of consolidated VIEs:
Loans receivable at fair value	$172	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee (1)	- 17% - 75% ( 7%)
Loan repurchase commitments	418	Discounted cash flow	Recovery rates (2)
			Breach rates (2)
Liabilities of consolidated VIEs:
Variable interest entity notes	366	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 63% ( 39%)
Credit derivative liabilities:
CMBS	33	Direct Price Model	Nonperformance risk	54% - 54% ( 54%)
Other derivative liabilities	7	Discounted cash flow	Cash flows	$ 0 - $ 49 ($ 25 ) (3)
(1) -	Negative percentage represents financial guarantee policies in a receivable position.
(2) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.
(3) -	Midpoint of cash flows are used for the weighted average.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)
Fair Value Measurements
The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of June 30, 2019
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$1,041	$96	$-	$-	$1,137
State and municipal bonds	-	384	-	-	384
Foreign governments	-	10	-	-	10
Corporate obligations	-	1,307	-	-	1,307
Mortgage-backed securities:
Residential mortgage-backed agency	-	315	-	-	315
Residential mortgage-backed non-agency	-	24	-	-	24
Commercial mortgage- backed	-	27	4	-	31
Asset-backed securities:
Collateralized debt obligations	-	113	-	-	113
Other asset-backed	-	237	1	-	238

Total fixed-maturity investments	1,041	2,513	5	-	3,559
Money market securities	137	-	-	-	137
Perpetual debt and equity securities	27	35	-	-	62
Fixed-income fund	-	-	-	-	66	(1)
Cash and cash equivalents	409	-	-	-	409
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	2	-	-	2

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of June 30, 2019
Assets of consolidated VIEs:
State and municipal bonds	-	534	-	-	534
Corporate obligations	-	8	-	-	8
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	47	-	-	47
Commercial mortgage-backed	-	19	-	-	19
Asset-backed securities:
Collateralized debt obligations	-	6	-	-	6
Other asset-backed	-	10	-	-	10
Cash	69	-	-	-	69
Loans receivable at fair value:
Residential loans receivable	-	-	154	-	154
Loan repurchase commitments	-	-	428	-	428
Other assets:
Currency derivatives	-	-	11	-	11
Other	-	-	15	-	15

Total assets	$1,683	$3,174	$613	$-	$5,536

Liabilities:
Medium-term notes	$-	$-	$110	$-	$110
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	2	18	-	20
Non-insured derivatives:
Interest rate derivatives	-	199	-	(13)	186
Other	-	-	16	-	16
Other liabilities:
Other payable	-	-	3	-	3
Liabilities of consolidated VIEs:
Variable interest entity notes	-	778	342	-	1,120

Total liabilities	$-	$979	$489	$(13)	$1,455

(1) -	Investment that was measured at fair value by applying the net asset value per share practical expedient, and was required not to be classified in the fair value hierarchy.

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

Level 3 assets at fair value as of June 30, 2019 and December 31, 2018 represented approximately 11% and 12%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of June 30, 2019 and December 31, 2018 represented approximately 34% and 65%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of June
30, 2019 and December 31, 2018:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of June 30, 2019	Carry Value Balance as of June 30, 2019
Assets:
Other investments	$-	$-	$1	$1	$1
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	967	967	890

Total assets	$-	$-	$968	$968	$891

Liabilities:
Long-term debt	$-	$1,219	$-	$1,219	$2,315
Medium-term notes	-	-	393	393	569
Investment agreements	-	-	398	398	305
Liabilities of consolidated VIEs:
Variable interest entity notes	-	336	967	1,303	1,220

Total liabilities	$-	$1,555	$1,758	$3,313	$4,409

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$1,317	$1,317	$(105)
Ceded	-	-	79	79	30

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2018	Carry Value Balance as of December 31, 2018
Assets:
Other investments	$-	$1	$-	$1	$1
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	925	925	890

Total assets	$-	$1	$925	$926	$891

Liabilities:
Long-term debt	$-	$1,101	$-	$1,101	$2,249
Medium-term notes	-	-	422	422	620
Investment agreements	-	-	388	388	311
Liabilities of consolidated VIEs:
Variable interest entity notes	-	378	925	1,303	1,264

Total liabilities	$-	$1,479	$1,735	$3,214	$4,444

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$993	$993	$(43)
Ceded	-	-	65	65	35

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)
The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2019 and 2018:
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended
June 30, 2019

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2019
Assets:
Commercial mortgage- backed	$6	$-	$-	$-	$-	$-	$-	$(2)	$-	$-	$-	$4	$-
Other asset- backed	2	(1)	-	-	-	-	-	-	-	-	-	1	-
Assets of consolidated VIEs:
Corporate obligations	5	-	-	-	-	-	-	(2)	-	-	(3)	-	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	(1)	-	-	-	-
Loans receivable- residential	206	-	1	-	-	-	-	(5)	(48)	-	-	154	(1)
Loan repurchase commitments	420	-	8	-	-	-	-	-	-	-	-	428	8
Currency derivatives	14	-	(3)	-	-	-	-	-	-	-	-	11	(3)
Other	15	-	-	-	-	-	-	-	-	-	-	15	-

Total assets	$669	$(1)	$6	$-	$-	$-	$-	$(9)	$(49)	$-	$(3)	$613	$4

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in Credit Risk in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2019
Liabilities:
Medium-term notes	$106	$-	$(5)	$10	$2	$-	$-	$(3)	$-	$-	$-	$110	$(2)
Credit derivatives	19	1	-	-	-	-	-	(2)	-	-	-	18	-
Other derivatives	7	-	9	-	-	-	-	-	-	-	-	16	9
Other payable	3	-	-	-	-	-	-	-	-	-	-	3	-
Liabilities of consolidated VIEs:
VIE notes	397	(2)	10	(1)	1	-	-	(3)	(60)	-	-	342	10

Total liabilities	$532	$(1)	$14	$9	$3	$-	$-	$(8)	$(60)	$-	$-	$489	$17

(1) -	Transferred in and out at the end of the period.

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

For the three months ended June 30, 2019 and 2018, sales included the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.
For the three months ended June 30, 2019, there were no transfers into Level 3 and out of Level 2. Corporate obligations comprised the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs.

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
There were no transfers into or out of Level 1 for the three months ended June 30, 2019 and 2018.
All Level 1, 2 and 3 designations are made at the end of each accounting period.

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2019 and 2018:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2019

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2019
Assets:
Commercial mortgage-backed	$7	$-	$-	$-	$-	$-	$-	$(3)	$-	$-	$-	$4	$-
Other asset-backed	3	(1)	-	-	-	-	-	(1)	-	-	-	1	-
Assets of consolidated VIEs:
Corporate obligations	5	-	-	-	-	-	-	(2)	-	-	(3)	-	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	(1)	-	-	-	-
Loans receivable- residential	172	-	43	-	-	-	-	(13)	(48)	-	-	154	38
Loan repurchase commitments	418	-	10	-	-	-	-	-	-	-	-	428	10
Currency derivatives	17	-	(5)	-	(1)	-	-	-	-	-	-	11	(6)
Other	14	-	1	-	-	-	-	-	-	-	-	15	1

Total assets	$637	$(1)	$49	$-	$(1)	$-	$-	$(19)	$(49)	$-	$(3)	$613	$43

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in Credit Risk in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2019
Liabilities:
Medium-term notes	$102	$-	$5	$6	$-	$-	$-	$(3)	$-	$-	$-	$110	$4
Credit derivatives	33	1	(14)	-	-	-	-	(2)	-	-	-	18	(14)
Other derivatives	7	-	9	-	-	-	-	-	-	-	-	16	9
Other payable	5	-	1	-	-	-	-	(3)	-	-	-	3	1
Liabilities of consolidated VIEs:
VIE notes	366	7	42	(7)	1	-	4	(11)	(60)	-	-	342	43

Total liabilities	$513	$8	$43	$(1)	$1	$-	$4	$(19)	$(60)	$-	$-	$489	$43

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

For the six months ended June 30, 2019 and 2018, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.
For the six months ended June 30, 2019, there were no transfers into Level 3 and out of Level 2. Corporate obligations comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.

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
Gains and losses (realized and unrealized) included in earnings related to Level
3 assets and liabilities for the three months ended June 30, 2019 and 2018 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2019	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2018
Revenues:
Unrealized gains (losses) on insured derivatives	$-	$-	$18	$18
Realized gains (losses) and other settlements on insured derivatives	(1)	-	(25)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(6)	(7)	12	12
Net investment losses related to other-than-temporary impairments	(1)	-	-	-
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	(6)	10	14

Total	$(11)	$(13)	$15	$44

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)
Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the six months ended June 30, 2019 and 2018 are reported on the Company’s consolidated statements of operations as follows:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2019	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2018
Revenues:
Unrealized gains (losses) on insured derivatives	$14	$14	$32	$32
Realized gains (losses) and other settlements on insured derivatives	(1)	-	(44)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(14)	(13)	6	6
Net investment losses related to other-than-temporary impairments	(1)	-	-	-
Other net realized gains (losses)	(1)	(1)	(2)	(2)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(2)	-	26	27

Total	$(5)	$-	$18	$63

Fair Value Option
The Company elected to record at fair value certain financial instruments that are consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.
The following table presents the gains and (losses) included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 for financial instruments for which the fair value option was elected:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Investments carried at fair value (1)	$4	$(3)	$11	$(5)
Fixed-maturity securities held at fair value-VIE (2)	26	(6)	56	(12)
Loans receivable at fair value:
Residential mortgage loans (2)	1	(54)	43	(76)
Corporate loans (2)	-	-	-	11
Loan repurchase commitments (2)	9	9	10	9
Medium-term notes (1)	3	12	(5)	6
Other liabilities (3)	(1)	-	(1)	(2)
Variable interest entity notes (2)	(24)	56	(80)	83

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.

(2) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.

(3) -	Reported within “Other net realized gains (losses)” on MBIA’s consolidated statements of operations.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note
6: Fair Value of Financial Instruments (continued)
Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option

As of June
30, 2019 and December 31, 2018, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were losses of $87 million and $110 million, respectively, reported in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the three months ended June 30, 2019 and 2018, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $19 million and $5 million, respectively.
 During the six months ended June 30, 2019 and 2018, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $
23
 million and $
10
 million, respectively.
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June
30, 2019 and December 31, 2018 for loans and notes for which the fair value option was elected:

	As of June 30, 2019			As of December 31, 2018
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$115	$115	$-	$168	$164	$4
Residential mortgage loans (90 days or more past due)	152	39	113	153	8	145

Total loans receivable and other instruments at fair value	$267	$154	$113	$321	$172	$149
Variable interest entity notes	$1,854	$1,120	$734	$1,295	$480	$815
Medium-term notes	$113	$110	$3	$114	$102	$12

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
(“HTM”).
The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and OTTI for AFS and HTM investments in the Company’s consolidated investment portfolio as of June 30
, 2019 and December 31, 2018:

	June 30, 2019
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments (1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$1,081	$46	$(2)	$1,125	$-
State and municipal bonds	289	96	(1)	384	74
Foreign governments	9	-	-	9	-
Corporate obligations	1,244	34	(37)	1,241	(33)
Mortgage-backed securities:
Residential mortgage-backed agency	304	2	(1)	305	-
Residential mortgage-backed non-agency	27	1	(4)	24	-
Commercial mortgage-backed	29	-	-	29	-
Asset-backed securities:
Collateralized debt obligations	112	-	(2)	110	-
Other asset-backed	231	1	-	232	-

Total AFS investments	$3,326	$180	$(47)	$3,459	$41

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$890	$77	$-	$967	$-

Total HTM investments	$890	$77	$-	$967	$-

(1) -	Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

	December 31, 2018
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments (1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$1,093	$26	$(10)	$1,109	$-
State and municipal bonds	641	97	(11)	727	42
Foreign governments	9	-	-	9	-
Corporate obligations	1,473	6	(131)	1,348	(68)
Mortgage-backed securities:
Residential mortgage-backed agency	218	1	(5)	214	-
Residential mortgage-backed non-agency	30	1	(4)	27	-
Commercial mortgage-backed	53	-	(2)	51	-
Asset-backed securities:
Collateralized debt obligations	122	-	(3)	119	-
Other asset-backed	178	-	(1)	177	-

Total AFS investments	$3,817	$131	$(167)	$3,781	$(26)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$890	$35	$-	$925	$-

Total HTM investments	$890	$35	$-	$925	$-

(1) -	Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note
7: Investments (continued)
The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of June
30, 2019. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$726	$749	$-	$-
Due after one year through five years	705	764	-	-
Due after five years through ten years	448	431	-	-
Due after ten years	744	815	890	967
Mortgage-backed and asset-backed	703	700	-	-

Total fixed-maturity investments	$3,326	$3,459	$890	$967

Deposited and Pledged Securities
The fair value of securities on deposit with various regulatory authorities as of June
30, 2019 and December 31, 2018 was $11 million. These deposits are required to comply with state insurance laws.
Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.
Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of June 30, 2019 and December 31, 2018, the fair value of securities pledged as collateral for these investment agreements approximated $318 million and $314 million, respectively. The Company’s collateral as of June 30, 2019 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks.
 Additionally, the Company pledged cash as collateral under investment agreements in the amount of $1 million as of June 30, 2019.
Refer to “Note
8: Derivative Instruments” for information about securities posted to derivative counterparties.
Impaired Investments
The following tables present the gross unrealized losses related to AFS and HTM investments as of June
30, 2019 and December 31, 2018:

	June 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$118	$-	$153	$(2)	$271	$(2)
State and municipal bonds	-	-	57	(1)	57	(1)
Foreign governments	3	-	-	-	3	-
Corporate obligations	52	(1)	212	(36)	264	(37)
Mortgage-backed securities:
Residential mortgage-backed agency	26	-	94	(1)	120	(1)
Residential mortgage-backed non-agency	-	-	12	(4)	12	(4)
Commercial mortgage-backed	1	-	-	-	1	-
Asset-backed securities:
Collateralized debt obligations	68	(1)	22	(1)	90	(2)
Other asset-backed	28	-	29	-	57	-

Total AFS investments	$296	$(2)	$579	$(45)	$875	$(47)

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

Gross unrealized losses on AFS investments decreased as of June
30, 2019 compared with December 31, 2018 primarily due to lower interest rates and tightening credit spreads.
With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of June
30, 2019 and December 31, 2018 was 9 and 11 years, respectively. As of June 30, 2019 and December 31, 2018, there were 109 and 182 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 17 and 64 securities, respectively, were below book value by more than 5%.
The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of June 30, 2019:

	AFS Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	10	$14	$13
> 15% to 25%	2	1	1
> 25% to 50%	2	14	10
> 50%	3	63	30

Total	17	$92	$54

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of June
30, 2019 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note
7: Investments (continued)
Other-Than-Temporary Impairments
The Company’s fixed-maturity securities for which fair value is less than amortized cost are reviewed quarterly in order to determine whether a credit loss exists. The portion of certain OTTI losses on fixed-maturity securities that does not represent credit losses is recognized in AOCI. Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of the Company’s policy for OTTI and its determination of credit loss. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the OTTI losses was recognized in AOCI, and the corresponding changes in such amounts. The additional credit loss impairments for the three and six months ended June 30, 2019 and 2018 were primarily related to an impaired security for which a loss was recognized as the difference between the amortized cost and net present value of projected cash flows. This OTTI resulted from updated liquidity concerns and other adverse financial conditions of the issuer.

In millions	Three Months Ended June 30,		Six Months Ended June 30,
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	2019	2018	2019	2018
Beginning balance	$65	$33	$37	$32
Additions for credit loss impairments recognized in the current period on securities previously impaired	9	1	37	2

Ending balance	$74	$34	$74	$34

The Company does not recognize OTTI on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of June
30, 2019 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (2)
Mortgage-backed:
MBIA (1)	$12	$(4)	$18

(1) -	Includes investments insured by MBIA Corp. and National.

(2) -	Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

Sales of
Available-for-Sale
Investments
Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three and six months ended June
30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Proceeds from sales	$684	$413	$1,367	$1,064
Gross realized gains	$16	$1	$21	$3
Gross realized losses	$(2)	$(7)	$(3)	$(13)

Equity Investments
Unrealized gains and losses recognized on equity investments held as of the end of each period for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Net gains (losses) recognized during the period on equity securities	$2	$-	$7	$-
Less:
Net gains (losses) recognized during the period on equity securities sold during the period	-	1	1	1

Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$2	$(1)	$6	$(1)

3
9

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
Credit Derivatives Sold
The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of June 30, 2019 and December 31, 2018. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

$ in millions	As of June 30, 2019
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	0.5 Years	$-	$-	$-	$-	$52	$52	$(18)
Insured swaps	14.8 Years	-	68	1,419	460	-	1,947	(2)

Total notional		$-	$68	$1,419	$460	$52	$1,999

Total fair value		$-	$-	$(1)	$(1)	$(18)		$(20)

$ in millions	As of December 31, 2018
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	1.0 Years	$-	$-	$-	$-	$70	$70	$(33)
Insured swaps	15.7 Years	-	74	1,463	896	-	2,433	(2)

Total notional		$-	$74	$1,463	$896	$70	$2,503

Total fair value		$-	$-	$(1)	$(1)	$(33)		$(35)

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
Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of June 30, 2019, the Company did not hold cash collateral to derivative counterparties but posted $21 million cash collateral to derivative counterparties. As of December 31, 2018, the Company did not
hold or post cash collateral to derivative counterparties.
As of June 30, 2019 and December 31, 2018, the Company had securities with a fair value of $231 million and $205 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale,
at fair value” on the Company’s consolidated balance sheets.
As of June 30, 2019 and December 31, 2018, the fair value on one
Credit Support Annex (“CSA”) was $2 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of June 30, 2019 and December 31, 2018, the counterparty was rated A1 by Moody’s and A+ by S&P.
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
The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of June 30, 2019:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$52	Other assets	$-	Derivative liabilities	$(18)
Insured swaps	1,947	Other assets	-	Derivative liabilities	(2)
Interest rate swaps	681	Other assets	2	Derivative liabilities	(199)
Interest rate swaps-embedded	235	Medium-term notes	-	Medium-term notes	(18)
Currency swaps-VIE	60	Other assets-VIE	11	Derivative liabilities-VIE	-
All other	49	Other assets	-	Derivative liabilities	(16)

Total non-designated derivatives	$3,024		$13		$(253)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

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

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2019 and 2018:

In millions
Derivatives Not Designated as		Three Months Ended June 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2019	2018
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$1	$18
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(1)	(25)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(35)	7
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(2)	-
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(9)	-
Total		$(46)	$-

The following table presents the effect of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2019 and 2018:

In millions
Derivatives Not Designated as		Six Months Ended June 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2019	2018
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$14	$32
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(1)	(44)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(55)	25
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(5)	(5)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(9)	-
Total		$(56)	$8

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
Other Borrowing Arrangements
MBIA Corp. Financing Facility
In connection with the Refinanced Facility, original notes issued by MZ Funding on January 10, 2017 (the “Original MZ Funding Notes”) were redeemed or amended, as applicable, and the Senior Lenders purchased new senior notes issued by MZ Funding (the “Insured Senior Notes”) with an aggregate principal amount of $278 million. In addition, MBIA Inc. received amended subordinated notes issued by MZ Funding (the “Insured Subordinated Notes” and together with the Insured Senior Notes, the “New MZ Funding Notes”) with an aggregate principal amount of $54 million (with the New MZ Funding Notes replacing the Original MZ Funding Notes). The New MZ Funding Notes mature on
January 20, 2022
and bear interest at 12% per annum. The Refinanced Facility is secured by a first priority security interest in all of MBIA Corp.’s right, title and interest in the recovery of its claims from the assets of Zohar I and Zohar II which include, among other things, loans made to, and equity interests in, certain portfolio companies purportedly controlled by the Zohar Sponsor and claims that may exist against the Zohar Sponsor.
Note 10: Income Taxes
The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Income (loss) before income taxes	$(207)	$(146)	$(226)	$(242)
Provision (benefit) for income taxes	$(37)	$-	$(39)	$2
Effective tax rate	17.9%	0.0%	17.3%	-0.8%

For the six months ended June 30, 2019, the Company’ effective tax rate applied to its loss before income taxes was lower than the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in its net deferred tax asset and the application of intraperiod tax accounting. There is an offsetting expense recorded to other comprehensive income for the change in the valuation allowance.
For the six months ended June 30, 2018, the Company’s effective tax rate applied to its loss before income taxes was lower than the U.S. statutory rate of 21% due to the full valuation allowance on the changes in its net deferred tax asset.
Deferred Tax Asset, Net of Valuation Allowance
The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of
$
839
 million and $
834
 million
as of June 30, 2019 and December 31, 2018, respectively. The Company will continue to analyze the valuation allowance on a quarterly basis.
Under the Act, net operating losses (“NOLs”) of property and casualty insurance companies retain their current two-year carryback and
20
-year carryforward periods and will not be subject to the
80
 percent taxable income limitation and indefinite lived carryforward period applicable to general corporate NOLs. Therefore, NOLs generated after
2017
by the Company’s insurance companies and non-insurance companies will be treated differently under the Act.
Accounting for Uncertainty in Income Taxes
The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of June
30
,
2019
and
2018
, the Company had no UTB.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 10: Income Taxes (continued)
Federal income tax returns through
2011
have been examined or surveyed. As of June
30
,
2019
, the Company’s NOL is approximately $2.6 billion. The NOL will expire between tax years
2032
through
2039
. As of June
30
,
2019
, the Company has a foreign tax credit carryforward of $62 million, which will expire between tax years
2019
through
2029
. As of June
30
,
2019
, the Company has an alternative minimum tax (“AMT”) credit carryforward of $26 million, which does not expire. As a result of tax reform, AMT credits are now fully refundable no later than
2022
. The AMT credit has been reclassed out of the deferred tax asset and into other assets as the AMT credits are now a receivable.
Section
382 of the Internal Revenue Code
On May
2
,
2018
, MBIA Inc.’s shareholders ratified an amendment to the Company’s By-Laws, which had been adopted earlier by MBIA Inc.’s Board of Directors. The amendment places restrictions on certain acquisitions of Company stock that otherwise may have increased the likelihood of an ownership change within the meaning of Section
382
of the Internal Revenue Code. The amendment generally prohibits a person from becoming a “Section
382
five-percent shareholder” by acquiring, directly or by attribution,
5
% or more of the outstanding shares of the Company’s common stock and will generally restrict existing “Section
382
five-percent shareholders” from increasing their ownership interest under Section
382
by more than one percentage point over their percentage stock ownership immediately prior to the effective date of the amendment or, if lower, their percentage thereafter.
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
Segments Results
The following tables provide the Company’s segment results for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues (1)	$38	$8	$7	$-		$53
Net change in fair value of insured derivatives	-	-	(1)	-		(1)
Net gains (losses) on financial instruments at fair value and foreign exchange	17	(33)	(10)	-		(26)
Net investment losses related to other-than-temporary impairments	(9)	-	-	-		(9)
Other net realized gains (losses)	-	-	1	-		1
Revenues of consolidated VIEs	20	-	(9)	1		12
Inter-segment revenues (2)	8	14	6	(28)		-

Total revenues	74	(11)	(6)	(27)		30
Losses and loss adjustment	106	-	34	-		140
Operating	2	16	3	-		21
Interest	-	20	32	-		52
Expenses of consolidated VIEs	-	-	24	-		24
Inter-segment expenses (2)	12	5	10	(27)		-

Total expenses	120	41	103	(27)		237

Income (loss) before income taxes	$(46)	$(52)	$(109)	$-		$(207)

Identifiable assets	$5,011	$1,123	$4,678	$(2,165)	(3)	$8,647

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists primarily of intercompany reinsurance balances and repurchase agreements.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 11: Business Segments (continued)

	Three Months Ended June 30, 2018
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues (1)	$41	$7	$22	$-		$70
Net change in fair value of insured derivatives	-	-	(7)	-		(7)
Net gains (losses) on financial instruments at fair value and foreign exchange	(8)	28	2	-		22
Net investment losses related to other-than-temporary impairments	(1)	-	-	-		(1)
Revenues of consolidated VIEs	-	-	(72)	-		(72)
Inter-segment revenues (2)	6	11	6	(23)		-

Total revenues	38	46	(49)	(23)		12
Losses and loss adjustment	59	-	-	-		59
Operating	6	13	4	-		23
Interest	-	20	32	-		52
Expenses of consolidated VIEs	-	-	24	-		24
Inter-segment expenses (2)	9	3	12	(24)		-

Total expenses	74	36	72	(24)		158

Income (loss) before income taxes	$(36)	$10	$(121)	$1		$(146)

Identifiable assets	$4,412	$1,100	$5,248	$(2,030)	(3)	$8,730

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists primarily of intercompany reinsurance balances and repurchase agreements.

The following tables provide the Company’s segment results for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues (1)	$76	$15	$17	$-		$108
Net change in fair value of insured derivatives	-	-	13	-		13
Net gains (losses) on financial instruments at fair value and foreign exchange	57	(51)	(10)	-		(4)
Net investment losses related to other-than-temporary impairments	(37)	-	-	-		(37)
Other net realized gains (losses)	1	(1)	2	-		2
Revenues of consolidated VIEs	6	-	(9)	1		(2)
Inter-segment revenues (2)	15	33	9	(57)		-

Total revenues	118	(4)	22	(56)		80
Losses and loss adjustment	56	-	46	-		102
Operating	4	38	9	-		51
Interest	-	39	65	-		104
Expenses of consolidated VIEs	-	-	49	-		49
Inter-segment expenses (2)	27	11	18	(56)		-

Total expenses	87	88	187	(56)		306

Income (loss) before income taxes	$31	$(92)	$(165)	$-		$(226)

Identifiable assets	$5,011	$1,123	$4,678	$(2,165)	(3)	$8,647

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists primarily of intercompany reinsurance balances and repurchase agreements.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 11: Business Segments (continued)

	Six Months Ended June 30, 2018
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues (1)	$94	$14	$39	$-		$147
Net change in fair value of insured derivatives	-	-	(12)	-		(12)
Net gains (losses) on financial instruments at fair value and foreign exchange	(14)	31	(4)	-		13
Net investment losses related to other-than-temporary impairments	(2)	-	-	-		(2)
Other net realized gains (losses)	-	(2)	1	-		(1)
Revenues of consolidated VIEs	-	-	(60)	-		(60)
Inter-segment revenues (2)	13	24	13	(50)		-

Total revenues	91	67	(23)	(50)		85
Losses and loss adjustment	136	-	(5)	-		131
Operating	9	26	12	-		47
Interest	-	40	63	-		103
Expenses of consolidated VIEs	-	-	46	-		46
Inter-segment expenses (2)	24	9	18	(51)		-

Total expenses	169	75	134	(51)		327

Income (loss) before income taxes	$(78)	$(8)	$(157)	$1		$(242)

Identifiable assets	$4,412	$1,100	$5,248	$(2,030)	(3)	$8,730

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists primarily of intercompany reinsurance balances and repurchase agreements.

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
In the second quarter of 2018, the holder of all of the outstanding MBIA Inc. warrants exercised its right to purchase shares of MBIA Inc. common stock. As of June 30, 2019, there were no warrants outstanding.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 12: Earnings Per Share (continued)
The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except per share amounts	2019	2018	2019	2018
Basic earnings per share:
Net income (loss) available to common shareholders	$(170)	$(146)	$(187)	$(244)
Basic weighted average shares (1)	84.3	89.1	84.9	88.9

Net income (loss) per basic common share	$(2.02)	$(1.64)	$(2.20)	$(2.75)
Diluted earnings per share:
Net income (loss) available to common shareholders	$(170)	$(146)	$(187)	$(244)
Diluted weighted average shares	84.3	89.1	84.9	88.9

Net income (loss) per diluted common share	$(2.02)	$(1.64)	$(2.20)	$(2.75)
Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	4.5	1.4	4.5	1.4

(1) -
Includes
1.1
 million and
0.8
 million
of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three months ended June 30, 2019 and 2018 respectively. Includes
1.0
 million and
0.8 million
of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the six months ended June 30, 2019 and 2018, respectively.

Note 13: Accumulated Other Comprehensive Income
The following table presents the changes in the components of AOCI for the six months ended June 30, 2019:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Instrument-Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, December 31, 2018	$(39)	$(7)	$(110)	$(156)
Other comprehensive income (loss) before reclassifications	115	-	-	115
Amounts reclassified from AOCI	14	-	23	37

Net period other comprehensive income (loss)	129	-	23	152

Balance, June 30, 2019	$90	$(7)	$(87)	$(4)

The following table presents the details of the reclassifications from AOCI for the three and six months ended June 30, 2019 and 2018:

In millions	Amounts Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components	2019	2018	2019	2018	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$(16)	$-	$23	$1	Net gains (losses) on financial instruments at fair value and foreign exchange
OTTI	(9)	-	(37)	(1)	Net investment losses related to OTTI
Total unrealized gains (losses) on AFS securities	(25)	-	(14)	-
Instrument-specific credit risk of liabilities:
Settlement of liabilities	(19)	-	(23)	-	Net gains (losses) on financial instruments at fair value and foreign exchange

Total reclassifications for the period	$(44)	$-	$(37)	$-	Net income (loss)

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
Litigation
MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.
; Index No. 603751/2009 (N.Y. Sup. Ct., N.Y. County)
On September 13, 2018, the Appellate Division of the Supreme Court, First Judicial Department issued a ruling on the parties’ cross-appeals from the court’s March 31, 2017 decision and order on the parties’ summary judgment motions. The ruling affirmed the trial court’s decision, except reversed as to the trial court’s determination to interpret as a matter of law, prior to trial, certain of the representations and warranties that form the predicate for certain of MBIA Corp.’s breach of contract claims. The trial began on July 22, 2019 and concluded on August 2, 2019.
Lynn Tilton and Patriarch Partners XV, LLC v. MBIA Inc. and MBIA Insurance Corp. v.
; Index No.68880/2015 (N.Y. Sup. Ct., County of Westchester)
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

Assured Guaranty Corp. et al. v. Commonwealth of Puerto Rico et al.
, Case No. 17 BK 3567-LTS (D.P.R. June 3, 2017) (Swain, J.)
On May 21, 2017, the Oversight Board filed a petition under Title III of PROMESA to adjust the debts for the Puerto Rico Highways & Transportation Authority (“PRHTA”). On June 3, 2017, National, together with Assured Guaranty Corp. and Assured Guaranty Municipal Corp. and Financial Guaranty Insurance Company, filed an adversary complaint in the case commenced by the Title III filing, alleging that the Commonwealth and PRHTA are unlawfully diverting pledged special revenues from the payment of certain PRHTA bonds to the Commonwealth’s General Fund. Motions to dismiss were filed on June 28, 2017, and oral arguments were heard on November 21, 2017. On January 30, 2018, the court granted the Commonwealth defendants’ motion to dismiss the PRHTA-related adversary complaint. On February 9, 2018, National, together with Assured, Assured Guaranty Municipal Corp. and Financial Guaranty Insurance Company filed their notice of appeal of the motions to dismiss to the United States Court of Appeals for the First Circuit. Appellants filed their opening brief on May 9, 2018, and Appellees filed their opposition brief on July 9, 2018. Appellants’ reply brief was filed on August 8, 2018. Oral argument was held on November 5, 2018. On March 26, 2019, the First Circuit held that consensual prepetition liens on special revenues will remain in place after the filing of the bankruptcy petition, but agreed with the district court that the provision “does not mandate the turnover of special revenues or require continuity of payments of the PRHTA Bonds during the pendency of the Title III proceeding.” Appellants have submitted a motion seeking review of this opinion by the full First Circuit panel, and will determine within the 90 days of this decision whether to file a writ of certiorari for hearing before the United States Supreme Court. On July 31, 2019, the First Circuit denied the request for full panel review, which will permit the movants to file a writ of certiorari requesting a Supreme Court review of the First Circuit’s ruling.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 14: Commitments and Contingencies (continued)

The Financial Oversight and Management Board for Puerto Rico, as representative of The Puerto Rico Electric Power Authority, et al.
, Case No. 17 BK 4780-LTS (D.P.R. July 19, 2017) (Swain, J.)
On July 18, 2017, National, together with other PREPA bondholders, asked the court overseeing PREPA’s Title III bankruptcy proceeding to lift the automatic bankruptcy stay, and permit bondholders to seek appointment of a receiver to oversee PREPA. On September 14, 2017, the court held that PROMESA barred relief from the stay because the appointment of a receiver would (i) interfere with PREPA’s property and governmental powers, and (ii) violate the court’s exclusive jurisdiction over PREPA’s property. The court also held that a comparison of the harms facing both parties pointed towards denying relief from the stay. The bondholders appealed the decision to the First Circuit. As of April 23, 2018, the appeal was fully briefed. The First Circuit heard oral argument on June 5, 2018. On August 8, 2018, the United State Court of Appeals for the First Circuit issued an order reversing Judge Swain’s decision on jurisdictional grounds and remanding the motion. On October 3, 2018, National, together with Assured Guaranty Corp., Assured Guaranty Municipal Corp., and Syncora Guarantee Inc. (collectively, “Movants”) filed an updated motion for relief from the automatic stay to allow Movants to exercise their statutory right to have a receiver appointed at PREPA (the “Receiver Motion”). Discovery in connection with the Receiver Motion is ongoing. The Court approved a number of requests to extend the deadline for the Oversight Board to respond to the motion. The Receiver Motion has been stayed until the Court rules on motions currently scheduled to be heard on October 3, 2019 seeking to approve the Definitive Restructuring Support Agreement (the “RSA”) and the Motion to Dismiss the Receiver Motion.
Definitive Restructuring Support Agreement for PREPA
On May 3, 2019, PREPA, the Oversight Board, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”), the Ad Hoc Group of PREPA bondholders (the “Ad Hoc Group”), and Assured Guaranty Corp. and Assured Guaranty Municipal Corp. (“Assured”) (together, the “RSA Parties”) entered into the RSA.
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
The RSA also contains several provisions that require various steps to be taken in the Title III Court that, if successful, would prevent National from prosecuting the Receiver Motion. Pursuant to the RSA, the Oversight Board filed a 9019 motion with the Title III court in May 2019 seeking approval of the RSA (the “Settlement Motion”) and a Motion to Dismiss the Receiver Motion (together, the “Motions”). The RSA requires the Ad Hoc Group to support, and Assured not to oppose, the Motion to Dismiss. The RSA further states that the hearing for approval of the Settlement Motion is contingent on receiving no later than two business days prior to such hearing the support of holders or insurers representing a minimum of 60% in aggregate principal amount of all legacy bonds. Approximately 72% of PREPA’s bondholders have already joined the deal. That number will reach over 74% if Syncora Guarantee Inc., who has agreed in principal to join the RSA, formally signs on. The Title III Court denied the expedited treatment sought by the Oversight Board and has scheduled a hearing on the Motions for October 3, 2019. The Receiver Motion has also been stayed until the Court rules on the Motions.
National is not currently a party to the RSA. National expects to object to both Motions, unless an agreement is reached with the RSA Parties on an amendment to the RSA pursuant to which National would join the RSA.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 14: Commitments and Contingencies (continued)
As contemplated by the RSA, on July 1, 2019, the Oversight Board and AAFAF also filed an adversary complaint against the Trustee for the PREPA Bonds, challenging the validity of the liens arising under the Trust Agreement that secure insured obligations of National. The adversary proceeding is stayed until the earlier of (a) 60 days after the Court denies the 9019 Motion, (b) consummation of a Plan, (c) 60 days after the filing by the Oversight Board and AAFAF of a Litigation Notice, or (d) further order of the Court.
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
Lease Commitments
The Company has a lease agreement for its headquarters in Purchase, New York as well as other immaterial leases for offices in New York, New York and San Francisco, California, as well as office equipment. The Purchase, New York initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense is recognized on a straight-line basis. The following table provides information about the Company’s leases as of June 30, 2019:

$ in millions	As of June 30, 2019	Balance Sheet Location
Right-of-use asset	$22	Other assets
Lease liability	$22	Other liabilities
Weighted average remaining lease term (years)	8.2
Discount rate used for operating leases	7.5%
Total future minimum lease payments	$34
Note 15: Subsequent Events
Refer to “Note 1: Business Developments and Risks and Uncertainties” for information about the Refinanced Facility and “Note 14: Commitments and Contingencies” for information about legal proceedings that occurred after June 30, 2019.

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
National’s primary objectives are to maximize the performance of its existing insured portfolio through effective surveillance and remediation activity and effectively manage its investment portfolio. Our corporate segment consists of general corporate activities, including providing support services to MBIA’s operating subsidiaries and asset and capital management. MBIA Corp.’s primary objectives are to satisfy all claims by its policyholders and to maximize future recoveries, if any, for its senior lending and surplus note holders, and then its preferred stock holders. MBIA Corp. is executing this strategy by, among other things, pursuing various actions focused on maximizing the collection of recoveries and reducing and mitigating potential losses on its insurance exposures. We do not expect National or MBIA Corp. to write meaningful new business.
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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except per share amounts	2019	2018	2019	2018
Net income (loss)	$(170)	$(146)	$(187)	$(244)
Net income (loss) per diluted share	$(2.02)	$(1.64)	$(2.20)	$(2.75)
Adjusted net income (loss) (1)	$(76)	$(51)	$(37)	$(112)
Adjusted net income (loss) per diluted share (1)	$(0.90)	$(0.58)	$(0.44)	$(1.27)
Cost of shares repurchased	$50	$-	$54	$14

(1) -	Adjusted net income (loss) and adjusted net income (loss) per diluted share are non-GAAP measures. Refer to the following “Results of Operations” section for a discussion of adjusted net income (loss) and adjusted net income (loss) per diluted share and a reconciliation of GAAP net income (loss) to adjusted net income (loss) and GAAP net income (loss) per diluted share to adjusted net income (loss) per diluted share.

2019 Events
•	On January 1, 2019 and July 1, 2019, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”), defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $393 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW
(continued)
•	In February of 2019, the Plan of Adjustment for the Puerto Rico Sales Tax Financing Corporation (“COFINA”) was implemented. National insured bondholders were given the option of commuting their insurance policy and receiving uninsured COFINA bonds or placing their new uninsured COFINA bonds into National Custodial Trusts (the “Trusts”) and continue to benefit from a National insurance policy. As a result, seven Trusts were formed and consolidated as variable interest entities (“VIEs”) by the Company. National tendered and commuted $182 million market value of National insured COFINA bonds it owned for new uninsured COFINA bonds, which in conjunction with other tendered and commuted bonds, resulted in a reduction to National’s insured exposure to COFINA. Since the closing date and initial distribution of cash and bonds, National has elected to sell some of the new uninsured bonds held in the Trusts during the second quarter of 2019. The sale of bonds held in the Trusts results in a further reduction to National’s exposure to COFINA. Since this transaction was implemented through June 30, 2019, National’s COFINA gross par outstanding, gross par outstanding plus capital appreciation bonds (“CABs”) accreted interest and debt service outstanding declined by approximately $279 million, $472 million and $1.7 billion, respectively. In addition, National sold all of the new taxable uninsured bonds held in the Trusts, which further reduced National’s COFINA gross par outstanding, gross par outstanding plus CABs accreted interest and debt service outstanding by approximately $100 million, $179 million and $618 million, respectively, in July of 2019.

•	In July of 2019, MBIA Corp. consummated a financing facility (the “Refinanced Facility”) between MZ Funding LLC (“MZ Funding”) and certain purchasers, pursuant to which the purchasers or their affiliates (collectively, the “Senior Lenders”), have agreed to refinance the outstanding insured senior notes of MZ Funding, and MBIA Inc. received amended subordinated notes of MZ Funding (the Senior Lenders and MBIA Inc. being referred to herein as, the “Lenders”). In connection with the refinancing transaction, MZ Funding and MBIA Corp. entered into an amended and restated credit agreement (the “New Credit Agreement” and the loans thereunder, the “MBIA Loans”). MBIA Corp. issued new financial guarantee insurance policies (the “MBIA Corp. Policies”) insuring the Refinanced Facility. Refer to the “Liquidity” section for additional information on the Refinanced Facility.

Economic and Financial Market Trends
The U.S. economy remained healthy during the second quarter of 2019 due to a strong labor market and low inflation. Economic activity has seen moderate gains due to an increase in household spending from earlier in the year, however, fixed investment in the business sector has been tepid. In addition, increases in U.S. home prices across the country have continued to slow.
The Federal Open Market Committee (“FOMC”) lowered the federal funds rate by 25 basis points at its July 2019 meeting while citing potential global developments impacting the economic outlook along with reduced inflationary pressures. The FOMC stated that it will continue to assess various economic factors including labor market developments, inflation stresses and domestic and international environments relative to its objectives of maximum employment and 2% inflation. In addition, the FOMC emphasized patience with respect to future adjustments to the federal funds target rate based on global economic and financial developments.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS
Summary of Consolidated Results
The following table presents a summary of our consolidated financial results for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except for per share amounts	2019	2018	2019	2018
Total revenues	$30	$12	$80	$85
Total expenses	237	158	306	327

Income (loss) before income taxes	(207)	(146)	(226)	(242)
Provision (benefit) for income taxes	(37)	-	(39)	2

Net income (loss)	$(170)	$(146)	$(187)	$(244)

Net income (loss) per common share:
Basic	$(2.02)	$(1.64)	$(2.20)	$(2.75)
Diluted	$(2.02)	$(1.64)	$(2.20)	$(2.75)
Weighted average number of common shares outstanding:
Basic	84.3	89.1	84.9	88.9
Diluted	84.3	89.1	84.9	88.9

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018
Consolidated total revenues increased for the three months ended June 30, 2019 compared with the same period of 2018 primarily due to favorable changes in revenues of consolidated VIEs and a decrease in net losses on an insured derivative. The favorable change in revenues of consolidated VIEs was due to lower losses related to the deconsolidation of two VIEs following the Zohar Bankruptcy Settlement in the second quarter of
2018. These increases were partially offset by unfavorable changes in the fair value of our interest rate swaps due to lower interest rates in 2019 and lower earned premiums as a result of the acceleration of premiums related to the termination of a policy in 2018 and overall decreases in premiums from maturities and early settlements of other insured transactions with no meaningful writings of new insurance policies.
Consolidated total expenses for the three months ended June 30, 2019 and 2018 included $140 million and $59 million, respectively, of net insurance loss and LAE. The increase in loss and LAE for the three months ended June 30, 2019 compared with the same period of 2018 was primarily due to increases in losses incurred on certain Puerto Rico credits and insured first-lien residential mortgage-backed securities (“RMBS”).
Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018
Consolidated total revenues decreased for the six months ended June 30, 2019 compared with the same period of 2018 primarily due to an increase in net investment losses related to other-than-temporary impairments (“OTTI”) and lower earned premiums. Net investment losses related to OTTI primarily related to an impaired security for which a loss was recognized as the difference between the amortized cost and net present value of projected cash flows. Lower earned premiums were the result of the acceleration of premiums related to the termination of a policy in 2018 and overall decreases in premiums from maturities and early settlements of other insured transactions with no meaningful writings of new insurance policies. These unfavorable changes were partially offset by a decrease in net losses on an insured derivative and a decrease in other net realized losses on consolidated VIEs.
Consolidated total expenses for the six months ended June 30, 2019 and 2018 included $102 million and $131 million, respectively, of net insurance losses and LAE. The decrease in loss and LAE for the six months ended June 30, 2019 compared with the same period of 2018 was primarily due to a decrease in losses incurred on certain Puerto Rico exposures, partially offset by an increase in losses incurred on insured first-lien RMBS.

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

Management further adjusts non-GAAP adjusted net income (loss) and adjusted net income (loss) per diluted common share by removing the impact of our U.S. public finance insurance segment VIE consolidations. GAAP requires the Company to consolidate certain VIEs that have issued debt obligations insured by the Company. However, since the Company does not own such VIEs, management uses certain measures adjusted to remove the impact of VIE consolidations for our U.S. public finance insurance segment in order to reflect financial exposure limited to its financial guarantee contracts. Wherever appropriate, the Company has separately disclosed the effect of our U.S. public finance insurance segment VIE consolidations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except share and per share amounts	2019	2018	2019	2018
Net income (loss)	$(170)	$(146)	$(187)	$(244)
Less: adjusted net income (loss) adjustments:
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(108)	(120)	(163)	(156)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments (1)	(22)	5	(38)	27
Foreign exchange gains (losses) (1)	(5)	26	2	13
Net gains (losses) on sales of investments (1)	14	(6)	47	(11)
Net investment losses related to OTTI	(9)	(1)	(37)	(2)
Other net realized gains (losses)	-	-	(1)	(2)
Adjusted net income adjustment to the (provision) benefit for income tax (2)	36	1	40	(1)

Adjusted net income (loss)	$(76)	$(51)	$(37)	$(112)

Adjusted net income (loss) per diluted common share (3)	$(0.90)	$(0.58)	$(0.44)	$(1.27)
Gain (loss) related to our U.S. public finance insurance segment VIE consolidations included in adjusted net income (loss)	(7)	-	(20)	-
Gain (loss) related to our U.S. public finance insurance segment VIE consolidations per diluted common share included in adjusted net income (loss) per diluted common share	(0.08)	-	(0.23)	-

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(3) -	Adjusted net income (loss) per diluted common share is calculated by taking operating income (loss) divided by the GAAP weighted average number of diluted common shares outstanding.

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

•
Gain (loss) related to National VIE consolidations
– We remove the impact of VIE consolidations by National. GAAP requires the Company to consolidate certain VIEs as a result of the Company’s insurance policies. However, since the Company does not own such VIEs, management uses certain measures adjusted to remove the impact of VIE consolidations for National in order to reflect financial exposure limited to its financial guarantee contracts.

Since the Company has a full valuation allowance against its net deferred tax asset, the book value per share adjustments to ABV were adjusted by applying a zero effective tax rate.
The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

In millions except share and per share amounts	As of June 30, 2019	As of December 31, 2018
Total shareholders’ equity of MBIA Inc.	$1,040	$1,119
Common shares outstanding	84,800,996	89,821,713
GAAP book value per share	$12.26	$12.46
Management’s adjustments described above:
Remove negative book value per share of MBIA Corp.	(13.07)	(10.93)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	1.43	(0.46)
Include net unearned premium revenue in excess of expected losses	3.46	3.53
Remove gain (loss) related to National VIE consolidations	(0.24)	-

U.S. Public Finance Insurance
Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of June 30, 2019, National had total insured gross par outstanding of $54.6 billion.

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
The following table presents our U.S. public finance insurance segment results for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2019	2018	Change	2019	2018	Change
Net premiums earned	$18	$19	-5%	$36	$51	-29%
Net investment income	26	29	-10%	53	56	-5%
Fees and reimbursements	1	-	n/m	2	1	100%
Net gains (losses) on financial instruments at fair value and foreign exchange	17	(9)	n/m	57	(15)	n/m
Net investment losses related to other-than-temporary impairments	(9)	(1)	n/m	(37)	(2)	n/m
Other net realized gains (losses)	-	-	-%	1	-	n/m
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	21	-	n/m	49	-	n/m
Other net realized gains (losses)	-	-	n/m	(43)	-	n/m

Total revenues	74	38	95%	118	91	30%

Losses and loss adjustment	106	59	80%	56	136	-59%
Amortization of deferred acquisition costs	5	4	25%	9	11	-18%
Operating	9	11	-18%	22	22	-%

Total expenses	120	74	62%	87	169	-49%

Income (loss) before income taxes	$(46)	$(36)	28%	$31	$(78)	-140%

n/m - Percent change not meaningful.
NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Certain premiums are eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The decrease in net premiums earned for the three months ended June 30, 2019 compared with the same period of 2018 resulted from decreases in refunded premiums earned of $3 million, partially offset by an increase in scheduled premiums earned of $2 million. The decrease in net premiums earned for the six months ended June 30, 2019 compared with the same period of 2018 resulted from decreases in refunded premiums earned of $15 million. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. Net premiums earned during the three and six months ended June 30, 2019 includes the elimination of $1 million and $2 million, respectively, due to the consolidation of VIEs. The Company did not consolidate any VIEs in its U.S. Public Finance segment during the six months ended June 30, 2018.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable changes in net gains (losses) on financial instruments at fair value and foreign exchange for the three and six months ended June 30, 2019 compared with the same periods of 2018 were principally due to realized gains on the COFINA bonds owned by National as a result of the COFINA bond exchange, realized gains from sales of investments and fair value gains on securities due to the impact of a decrease in interest rates during the first half of 2019.
NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to OTTI for the three and six months ended June 30, 2019 were primarily related to an impaired security for which a loss was recognized as the difference between the amortized cost and net present value of projected cash flows. This OTTI resulted from liquidity concerns and other adverse financial conditions of the issuer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS
(continued)

REVENUES OF CONSOLIDATED VIEs For the three months ended June 30, 2019, total revenues of consolidated VIEs were $21 million. This was primarily due to net gains from increases in the fair values of collateral since consolidating the VIEs. For the six months ended June 30, 2019, total revenues of consolidated VIEs were $6 million. This was primarily due to net gains from increases in the fair values of collateral since consolidating the VIEs, partially offset by a loss on the initial consolidation of the VIEs in February of 2019. We elected to record at fair value certain instruments that are consolidated under accounting guidance for consolidation of VIEs and, as such, changes in fair values of these instruments, which include investments held and debt issued, are reflected in earnings.
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
The following table presents information about our U.S. public finance insurance loss and LAE expenses for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2019	2018	Change	2019	2018	Change
Losses and loss adjustment expenses (1)	$106	$59	80%	$56	$136	-59%

(1) -	As a result of consolidation of VIEs, loss and loss adjustment expense for the three and six months ended June 30, 2019 include the elimination of a loss and LAE benefit of $27 million and $24 million, respectively.

For the three and six months ended June 30, 2019 and 2018, losses and LAE primarily related to certain Puerto Rico exposures.
The following table presents information about our U.S. public finance insurance loss recoverable and loss and LAE reserves as of June 30, 2019 and December 31, 2018:

In millions	June 30, 2019	December 31, 2018	Percent Change
Assets:
Insurance loss recoverable	$659	$571	15%
Reinsurance recoverable on paid and unpaid losses (1)	14	16	-13%
Liabilities:
Loss and LAE reserves	528	551	-4%
Insurance loss recoverable - ceded (2)	17	15	13%

Net reserve (salvage)	$(128)	$(21)	n/m

(1) -	Reported within “Other assets” on our consolidated balance sheets.

(2) -	Reported within “Other liabilities” on our consolidated balance sheets.

n/m	- Percent change not meaningful.

Insurance loss recoverable as of June 30, 2019 increased compared with December 31, 2018 primarily as a result of changes in discount rates and expected recoveries related to claims paid on certain Puerto Rico exposures in 2019. Loss and LAE reserves as of June 30, 2019 decreased compared with December 31, 2018 primarily as a result of actual payments related to certain Puerto Rico exposures, as well as consolidating the COFINA Trusts as VIEs which resulted in in the elimination of the COFINA insurance loss recoverable and loss and LAE reserve.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and six months ended June 30, 2019 and 2018 are presented in the following table:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2019	2018	Change	2019	2018	Change
Gross expenses	$10	$11	-9%	$23	$22	5%

Amortization of deferred acquisition costs	$5	$4	25%	$9	$11	-18%
Operating	9	11	-18%	22	22	-%

Total insurance operating expenses	$14	$15	-7%	$31	$33	-6%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs.
Amortization of deferred acquisition costs decreased for the six months ended June 30, 2019 compared with the same period of 2018 due to a decrease in refunding activity in the current year. When an insured obligation refunds, we accelerate any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during the first half of 2019 or 2018.
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
The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of June 30, 2019 and December 31, 2018. CABs are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	June 30, 2019		December 31, 2018
Rating	Amount	%	Amount	%
AAA	$3,006	5.4%	$3,108	5.4%
AA	21,272	39.0%	22,162	38.3%
A	17,115	31.4%	18,495	32.0%
BBB	8,601	15.8%	9,166	15.8%
Below investment grade	4,556	8.4%	4,934	8.5%

Total	$54,550	100.0%	$57,865	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance Puerto Rico Exposures
The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of June 30, 2019.

In millions	Gross Par Outstanding		Gross Par Outstanding Plus CABs Accreted Interest	Debt Service Outstanding	National Internal Rating
Puerto Rico Electric Power Authority (PREPA)	$1,089		$1,089	$1,489	d
Puerto Rico Commonwealth GO	598	(1)	605	737	d
Puerto Rico Public Buildings Authority (PBA) (2)	182		182	252	d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	523		523	922	d
Puerto Rico Highway and Transportation Authority - Subordinated Transportation Revenue (PRHTA)	27		27	37	d
Puerto Rico Sales Tax Financing Corporation (COFINA)	405	(1)	732	2,493	d
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	66	(1)	68	91	d
University of Puerto Rico System Revenue	79		79	109	d
Inter American University of Puerto Rico Inc.	21		21	28	a3

Total	$2,990		$3,326	$6,158

(1) -	Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy.

(2) -	Additionally secured by the guarantee of the Commonwealth of Puerto Rico.

On June 30
, 2016, the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), was signed into law by the President of the United States. PROMESA provides both for the creation of an independent oversight board (the “Oversight Board”) with powers relating to the development and implementation of a fiscal plan for Puerto Rico as well as a court-supervised process that allows Puerto Rico to restructure its debt if voluntary agreements cannot be reached with creditors through a collective action process.
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
On April 24, 2019, the Oversight Board filed a request with the First Circuit to extend the 90 day stay indefinitely pending Supreme Court review. On April 29, 2019, Aurelius, Assured and UTIER filed briefs in opposition, arguing that the stay request should be denied because the Oversight Board cannot demonstrate that at least five Justices would vote to reverse this First Circuit’s Appointments Clause decision. On May 6, 2019, the First Circuit entered an order denying the Oversight Board’s request but extended the stay of its mandate 60 days until July 15, 2019. On June 18, 2019, the Oversight Board filed a motion asking the First Circuit to stay the issuance of its mandate pending the Supreme Court’s disposition of multiple certification petitions appealing the February 15 decision. On June 20, 2019, the Supreme Court granted the certification petitions. On July 2, 2019, the First Circuit granted the Oversight Board’s motion to stay the mandate pending the Supreme Court’s final disposition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS
(continued)
As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $756 million relating to general obligation (“GO”) bonds, PBA bonds, PREPA bonds and PRHTA bonds through June 30, 2019. Subsequently, on July 1, 2019, Puerto Rico also defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $328 million. Inclusive of the July 1, 2019 claims and the commutation payment related to the COFINA Plan of Adjustment, National has paid total gross claims in the aggregate amount of approximately $1.1 billion related to Puerto Rico.
On May 2, 2019, the Oversight Board and the Official Committee of Unsecured Creditors of all Title III Debtors (other than COFINA) (the “Committee”) filed lien avoidance adversary complaints against several hundred defendants, including National, challenging the existence, extent, and enforceability of GO bondholders’ liens. The Court has stayed the proceedings until September 1, 2019.
On July 24, 2019, Judge Swain entered an order staying certain adversary proceedings and contested matters until November 30, 2019, and imposing mandatory mediation under Judge Houser. Among the matters stayed in which National is either a party in interest or intervenor are the (i) PBA adversary proceeding seeking to recharacterize the PBA bonds as financings and (ii) GO adversary and HTA adversary proceedings, both challenging bondholder liens.
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
On May 9, 2019, after requesting approval to amend its fiscal plans and the submission of several non-compliant
versions by the Puerto Rico government, the Oversight Board certified its own revised fiscal plan for the Commonwealth. The revised fiscal plan reflects a cumulative surplus of $13.7 billion over the six-year
projection period (after measures and structural reforms, but before contractual debt service). The new surplus is about $3.5 billion lower than the previous plan, which reflected a surplus of almost $17 billion. For the remaining component units, the Oversight Board certified fiscal plans for both PRHTA and the University of Puerto Rico (the “University”) on June 5, 2019, while certifying a revised Fiscal Plan for PREPA on June 27, 2019. The Oversight Board also certified the fiscal year 2020 budgets for Commonwealth, PREPA, the University and PRHTA.
On June 17, 2019, the Oversight Board announced it reached an agreement with certain Commonwealth bondholders and PBA bondholders on a framework for a plan of adjustment to resolve $35.0 billion worth of debt and unsecured claims against the Commonwealth. The supporting creditors, which collectively hold about $3.0 billion of bonds, executed a Plan Support Agreement (the “PSA”), that, if implemented, purports to reduce the amount of Commonwealth related bonds to less than $12.0 billion from about $18.0 billion. The PSA provides for a range of recoveries for pre-2012
GO bondholders, ranging from 64.3% and 89.4%. PBA bondholders would receive a slightly higher range of recoveries due on sourced recoveries. The PSA also provides a mechanism to settle outstanding litigation relating to the invalidation of $6.0 billion in Commonwealth general obligations bonds issued in 2012 and 2014. These last vintage bondholders would have the option to litigate for equal treatment as the pre-2012
bonds or settle at levels meaningfully below the early vintage bonds’ floor recovery. The recovery for the pre-2012
bonds adjusts depending on the outcome of the litigation and number of bondholders that opt to participate in the PSA settlement terms. Furthermore, the Oversight Board has announced its intention to file a plan of adjustment based on this agreement in the coming weeks with a goal of having a plan confirmed by early 2020. Neither the Commonwealth nor its advisor, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) executed the PSA, indicating that they will not support any plan of adjustment that impairs pensions for retirees. National insures only pre-2012
bonds and is not party to the PSA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS
(continued)
PBA
On December 21, 2018, the Oversight Board filed an adversary complaint seeking to disallow the PBA’s administrative rent claims against the Commonwealth. The PBA bonds are payable from the rent the Commonwealth pays under its lease agreements with the PBA. The Oversight Board alleges that the Commonwealth has no obligation to make rent payments under section 365(d)(3) of the Bankruptcy Code and that the PBA is not entitled to a priority administrative expense claim under the leases. On April 16, 2019, Judge Swain entered an order setting a discovery schedule. In anticipation of a Plan Support Agreement in the Commonwealth Title III proceeding, the Oversight Board filed a motion to stay the PBA adversary proceeding on June 27, 2019. Judge Swain has stayed all pending deadlines in the PBA proceeding pending resolution of the Oversight Board’s motion.
COFINA
The Oversight Board filed a Plan of Adjustment and Disclosure Statement on October 19, 2018. The Plan of Adjustment is the culmination of efforts by interested parties to resolve the Commonwealth-COFINA dispute over the ownership of the territory’s sales and use taxes. The Plan of Adjustment reflects the settlement of the Commonwealth-COFINA dispute by allocating an amount up to 53.65% of the Pledged Sales Tax Base Amount in any given year to COFINA and the balance (46.35%) of the annual Pledged Sales Tax Base Amount to the Commonwealth. The Plan of Adjustment further provided for senior COFINA bondholders to receive a 93.0% recovery on their prepetition bond claims and subordinate bondholders to receive approximately 56.4% of their prepetition claims. In addition, to compensate bondholders for the cost of negotiating and executing the PSA, bondholders that are party to the PSA received, subject to certain exceptions, a pro rata share of additional cash in an amount equal to 2.0% of the aggregate amount of existing COFINA bond claims. A hearing regarding the Commonwealth’s motion for approval of the Settlement Agreement and to confirm the Plan of Adjustment was held on January 16 and 17, 2019 in San Juan, Puerto Rico. The Court took confirmation of the Plan of Adjustment and approval of the Settlement Agreement under advisement and directed the parties to submit supplementation in support of the relief requested at the Confirmation Hearing by January 21, 2019 and supplemental briefing by January 24, 2019 supporting the authority of the Court to determine the substantive validity of the new COFINA bond legislation and resolve constitutional challenges to the COFINA structure, among other things. A confirmation order was issued on February 4, 2019 and the closing occurred on February 12, 2019.
As part of the Plan of Adjustment, National tendered and commuted $182 million market value of National insured COFINA bonds it owned for new uninsured COFINA bonds, which in conjunction with other tendered and commuted bonds, resulted in a reduction to National’s insured exposure to COFINA. The Plan of Adjustment also provided for the establishment of Trusts to hold new uninsured COFINA bonds for the benefit of insured bondholders and to track National’s original obligation as adjusted. In the aggregate, as a result of National-insured bondholders, including National, choosing to receive uninsured COFINA bonds, and the initial distribution of cash to the Trusts, National’s COFINA gross par outstanding, gross par outstanding plus CABs accreted interest and debt service outstanding declined by approximately $219 million, $375 million and $1.3 billion, respectively. Since the closing date and initial distribution, National has elected to sell some of the new uninsured bonds held in the Trusts during the second quarter of 2019. The decision to sell bonds held in the Trusts has resulted in a further reduction to National’s exposure to COFINA. The impact of such bond sales are reflected in the table above. In addition, subsequent to June 30, 2019, National sold all of the new taxable uninsured bonds held in the Trusts for approximately $183 million in par value. The proceeds of such sale were settled on July 2, 2019 and credited against the Trusts shortly thereafter.
PREPA
National’s largest exposure to Puerto Rico, by gross par outstanding, is to PREPA. Initial attempts to reach a consensual restructuring for PREPA were rejected by the Oversight Board in June 2017 and PREPA entered Title III restructuring on July 2, 2017.
The most recent PREPA revised Fiscal Plan certified on June 27, 2019 outlines a wholesale transformation of PREPA to at least a partially privatized entity further expanding on initiatives previously announced. Advisors to the Oversight Board have taken steps to assess investor interest for privatization though details and timing of any potential transaction remain unclear.
Separately, the government of Puerto Rico enacted its own privatization legislation which proposes the sale and privatization of generating assets and concessionaire agreement for transmission and distribution assets. Many important details remain under development. In October of 2018, the Commonwealth issued a request for qualifications seeking to identify qualified potential concessionaires. Four respondents were selected to participate in a confidential request for proposal process with a stated goal of selecting a preferred proposal by the end of 2019; the progress regarding the sale of generating assets is less clear. Separately the Puerto Rican Senate passed legislation in December 2018 to establish the regulatory and legislative framework to govern such an arrangement; that the Puerto Rican House approved the bill in March of 2019 and it was enacted into law in April 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS
(continued)
On July 30, 2018, PREPA, the Oversight Board, the AAFAF and the Governor announced a preliminary restructuring support agreement with certain members of the Ad Hoc Group of PREPA bondholders.
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
On May 3, 2019, PREPA, the Oversight Board, the AAFAF, the Ad Hoc Group of PREPA bondholders (the “Ad Hoc Group”), and Assured Guaranty Corp. and Assured Guaranty Municipal Corp. (“Assured”) (together, the “RSA Parties”) entered into a Definitive Restructuring Support Agreement (the “RSA”).
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
The RSA also contains several provisions that require various steps to be taken in the Title III Court that, if successful, would prevent National from prosecuting the Receiver Motion. Pursuant to the RSA, the Oversight Board filed a 9019 motion with the Title III court in May 2019 seeking approval of the RSA (the “Settlement Motion”) and a Motion to Dismiss the Receiver Motion (together, the “Motions”). The RSA requires the Ad Hoc Group to support, and Assured not to oppose, the Motion to Dismiss. The RSA further states that the hearing for approval of the Settlement Motion is contingent on receiving no later than two business days prior to such hearing the support of holders or insurers representing a minimum of 60% in aggregate principal amount of all legacy bonds. Approximately 72% of PREPA’s bondholders have already joined the deal. That number will reach over 74% if Syncora Guarantee Inc., who has agreed in principal to join the RSA, formally signs on. The Title III Court denied the expedited treatment sought by the Oversight Board and has scheduled a hearing on the Motions for October 3, 2019. The Receiver Motion has also been stayed until the Court rules on the Motions.
National is not currently a party to the RSA. National expects to object to both Motions, unless an agreement is reached with the RSA Parties on an amendment to the RSA pursuant to which National would join the RSA.
As contemplated by the RSA, on July 1, 2019 the Oversight Board and AAFAF also filed an adversary complaint against the Trustee for the PREPA Bonds, challenging the validity of the liens arising under the Trust Agreement that secure insured obligations of National. The adversary proceeding is stayed until the earlier of (a) 60 days after the Court denies the 9019 Motion, (b) consummation of a Plan, (c) 60 days after the filing by the Oversight Board and AAFAF of a Litigation Notice, or (d) further order of the Court.
PRHTA
On May 21, 2017, the Oversight Board commenced a Title III case for PRHTA. On June 3, 2017, National, together with Assured and Assured Guaranty Municipal Corp., filed an adversary proceeding seeking to enforce the special revenue protections of the Bankruptcy Code which are incorporated into PROMESA. These provisions ensure, among other things, that (i) current tax and toll revenues remain subject to liens and (ii) the automatic stay resulting from a filing of a Title III petition does not stay or limit application of these pledged special revenues to the repayment of PRHTA debt. On January 30, 2018, the court granted motions to dismiss the adversary proceeding. The plaintiffs appealed this decision to the United States Court of Appeals for the First Circuit and oral argument was held on November 5, 2018 in San Juan, Puerto Rico. On March 26, 2019, the First Circuit held that the special revenue provision of Chapter 9, incorporated into Title III, permit, but do not require, continued payment of special revenues by a debtor during the pendency of bankruptcy proceedings. The Court further held that consensual prepetition liens on special revenues will remain in place after the filing of the bankruptcy petition, but agreed with the district court that the provision “does not mandate the turnover of special revenues or require continuity of payments of the PRHTA Bonds during the pendency of the Title III proceeding.” Appellants have submitted a motion seeking review of this opinion by the full First Circuit panel, and will determine within the 90 days of this decision whether to file a writ of certiorari for hearing before the United States Supreme Court. On July 31, 2019, the First Circuit denied the request for full panel review, which will permit the movants to file a writ of certiorari requesting a Supreme Court review of the First Circuit’s ruling.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS
(continued)
On May 20, 2019, the Oversight Board and the Committee filed a lien avoidance adversary complaint against fiscal agents, holders, and insurers of certain PRHTA bonds, including National. The complaint challenges the extent and enforceability of certain security interests in PRHTA’s revenues. The Court has stayed the proceedings until September 1, 2019. This adversary proceeding was subsequently stayed by order of the Title II Court until November 30, 2019 pending the outcome of mediation.
Other
Other than the Inter American University of Puerto Rico Inc, S&P, Fitch Ratings and/or Moody’s have downgraded the ratings of all Puerto Rico issuers to below investment grade with a negative outlook due to ongoing economic pressures, which will weigh on Puerto Rico’s ability to meet debt and other funding obligations, potentially driving bondholder recovery rates lower as restructuring the island’s debt burden unfolds.
On January 10, 2019, the University received notification from the Middle States Commission on Higher Education (the “Commission”) placing the University’s 11 institutions on “show cause” status. The University had until the end of January 2019 to submit requested reports and argue why its accreditation should not be revoked. On January 14, 2019, the University submitted audited financial statements, among other things, to the accreditation agency. Subsequently, the Commission announced at its meeting on June 27, 2019, that it removed all 11 institutions of the University from show cause and reaffirmed the University’s accreditation following compliance with the Commission’s standards for accreditation and requirements for affiliations.
The following table presents our scheduled gross debt service due on our Puerto Rico insured exposures for the six months ending December 31, 2019, for each of the subsequent four years ending December 31 and thereafter:

	Six Months Ending December 31, 2019	2020	2021	2022	2023	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$150	$115	$140	$140	$137	$807	$1,489
Puerto Rico Commonwealth GO	137	223	82	19	14	262	737
Puerto Rico Public Buildings Authority (PBA)	20	10	24	9	26	163	252
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	13	26	27	27	36	793	922
Puerto Rico Highway and Transportation Authority - Subordinated Transportation Revenue (PRHTA)	1	1	1	9	1	24	37
Puerto Rico Sales Tax Financing Corporation (COFINA)	-	-	-	-	-	2,493	2,493
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	15	16	3	2	4	51	91
University of Puerto Rico System Revenue	4	7	7	6	12	73	109
Inter American University of Puerto Rico Inc.	2	3	3	3	3	14	28

Total	$342	$401	$287	$215	$233	$4,680	$6,158

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the consolidated results of our corporate segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2019	2018	Change	2019	2018	Change
Net investment income	$9	$9	-%	$19	$18	6%
Fees	13	9	44%	29	20	45%
Net gains (losses) on financial instruments at fair value and foreign exchange	(33)	28	n/m	(51)	31	n/m
Other net realized gains (losses)	-	-	-%	(1)	(2)	-50%

Total revenues	(11)	46	-124%	(4)	67	-106%

Operating	17	12	42%	40	27	48%
Interest	24	24	-%	48	48	-%

Total expenses	41	36	14%	88	75	17%

Income (loss) before income taxes	$(52)	$10	n/m	$(92)	$(8)	n/m

n/m - Percent change not meaningful.
FEES The increases in fees for the three and six months ended June 30, 2019 compared with the same periods of 2018 were due to increases in fees paid by our U.S. public finance segment as a result of the transfer of employees into our corporate segment. The transfer of employees increased compensation expenses in the corporate segment which were recharged to our U.S. public finance segment.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable changes in net gains (losses) on financial instruments at fair value and foreign exchange for the three and six months ended June 30, 2019 compared with the same periods of 2018 were primarily due to fair value losses on our interest rate swaps. These fair value losses resulted from the impact of decreases in interest rates during the first half of 2019 on interest rate swaps for which we receive floating rates, compared with fair value gains due to increases in interest rates during the first half of 2018. In addition, during the second quarter of 2019, there were foreign exchange losses on Euro-denominated MTNs from the weakening of the U.S. dollar versus foreign exchange gains in the second quarter of 2018 from the strengthening of the U.S. dollar.
OPERATING EXPENSES Operating expenses increased for the three and six months ended June 30, 2019 compared with the same periods of 2018 primarily due to increases in compensation expense as a result of the transfer of employees from our U.S. public finance insurance segment and additional restricted stock expense. Higher operating expenses related to the transfer of employees also resulted in higher fees revenue in our corporate segment as services were recharged to our U.S. public finance segment.
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
MBIA Corp. has insured sovereign-related and sub-sovereign bonds, privately issued bonds used for the financing of utilities, toll roads, bridges, airports, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, and leases for equipment, aircraft and real estate property. MBIA Insurance Corporation insures the investment agreements written by MBIA Inc., and if MBIA Inc. or such subsidiaries were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would be required to make such payments under its insurance policies. MBIA Insurance Corporation also insured debt obligations of other affiliates, including GFL, IMC and MZ
Funding. MBIA Corp. has also written insurance policies guaranteeing the obligations under credit default swap (“CDS”) contracts of an affiliate, LaCrosse Financial Products, LLC and certain other derivative contracts. Certain policies cover payments potentially due under CDS, including termination payments that may become due in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS or derivative contracts by the insured counterparty or by the guarantor. We no longer insure new credit derivative contracts except for transactions related to the restructuring or reduction of existing derivative exposure. MBIA Insurance Corporation provides 100% reinsurance to MBIA Mexico S.A. de C.V. (“MBIA Mexico”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

MBIA Corp. has contributed to the Company’s net operating loss (“NOL”) carryforward, which is used in the calculation of our consolidated income taxes. If MBIA Corp. becomes profitable, it is not expected to make any tax payments under our tax sharing agreement. Refer to “Note 10: Income Taxes” in the Notes to Consolidated Financial Statements for further information about taxes. Based on MBIA Corp.’s current projected earnings and our expectation that it will not write meaningful new business, we believe it is unlikely that MBIA Corp. will generate significant income in the near future. As a result of MBIA Corp.’s capital structure and business prospects, we do not expect its financial performance to have a material impact on MBIA Inc.
The following table presents our international and structured finance insurance segment results for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2019	2018	Change	2019	2018	Change
Net premiums earned	$6	$21	-71%	$13	$31	-58%
Net investment income	2	2	-%	4	3	33%
Fees and reimbursements	5	4	25%	9	18	-50%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(1)	(25)	-96%	(1)	(44)	-98%
Unrealized gains (losses) on insured derivatives	-	18	-100%	14	32	-56%

Net change in fair value of insured derivatives	(1)	(7)	-86%	13	(12)	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(10)	3	n/m	(10)	(4)	150%
Other net realized gains (losses)	1	-	n/m	2	1	100%
Revenues of consolidated VIEs:
Net investment income	10	8	25%	20	16	25%
Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	13	-123%	(13)	17	n/m
Other net realized gains (losses)	(16)	(93)	-83%	(16)	(93)	-83%

Total revenues	(6)	(49)	-88%	22	(23)	n/m

Losses and loss adjustment	34	-	n/m	46	(5)	n/m
Amortization of deferred acquisition costs	4	7	-43%	9	15	-40%
Operating	6	6	-%	13	11	18%
Interest	34	33	3%	67	64	5%
Expenses of consolidated VIEs:
Operating	1	3	-67%	4	5	-20%
Interest	24	23	4%	48	44	9%

Total expenses	103	72	43%	187	134	40%

Income (loss) before income taxes	$(109)	$(121)	-10%	$(165)	$(157)	5%

n/m - Percent change not meaningful.
As of June 30, 2019, MBIA Corp.’s total insured gross par outstanding was $10.8 billion.
NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. In addition, we generate net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2019	2018	Change	2019	2018	Change
Net premiums earned:
U.S.	$1	$2	-50%	$3	$5	-40%
Non-U.S.	5	19	-74%	10	26	-62%

Total net premiums earned	$6	$21	-71%	$13	$31	-58%

VIEs (eliminated in consolidation)	$2	$2	-%	$3	$3	-%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RESULTS OF OPERATIONS (continued)

Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Net premiums earned decreased for the three and six months ended June 30, 2019 compared with the same periods of 2018 primarily due to the acceleration of premium earnings in 2018 related to the termination of a policy and overall decreases in scheduled premium earnings in 2019 from the maturity and early settlements of other insured transactions with no writings of new insurance policies.
NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES Realized losses on insured derivatives include payments made net of premiums and fees earned and salvage received. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and amortization. For the three and six months ended June 30, 2019 and 2018, realized losses on insured derivatives resulted from claim payments on commercial mortgage-backed securities exposure.
For the six months ended June 30, 2019, unrealized gains on insured derivatives were principally due to the reversal of unrealized losses resulting from gross par amortization, partially offset by unfavorable changes in the estimated value of the remaining underlying collateral. For the three and six months ended June 30, 2018, unrealized gains on insured derivatives were principally the result of par amortization, partially offset by the effects of favorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities.
As of June 30, 2019 and December 31, 2018, the fair value of MBIA Corp.’s insured CDS liability was $18 million and $33 million, respectively. As of June 30, 2019, MBIA Corp. had $52 million of gross par outstanding on an insured credit derivative compared with $70 million as of December 31, 2018.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses on financial instruments and foreign exchange for the three and six months ended June 30, 2019 were primarily related to unfavorable mark-to-market fluctuations on derivatives. The net gains on financial instruments and foreign exchange for the three months ended June 30, 2018 were primarily related to gains from foreign currency revaluations of loss reserves on Mexican denominated policies as a result of the strengthening of the U.S. dollar. The net losses on financial instruments and foreign exchange for the six months ended June 30, 2018 were primarily related to losses from foreign currency revaluations on Chilean Unidad de Fomento denominated premium receivables due to the strengthening of the U.S. dollar, partially offset by foreign exchange gains from the revaluation of loss reserves on Mexican and Euro denominated policies as a result of the strengthening of the U.S. dollar.
REVENUES OF CONSOLIDATED VIEs For the three and six months ended June 30, 2019, total revenues of consolidated VIEs were losses of $9 million compared with losses of $72 million and $60 million for the same periods of 2018. The increases in revenues of consolidated VIEs were primarily due to the deconsolidation of two VIEs in the second quarter of 2018 from the Zohar Bankruptcy Settlement which resulted in a loss of $93 million. The loss resulted from the difference between the fair value of the VIE assets that were deconsolidated and our current estimate of salvage and subrogation recoveries from those VIEs under insurance accounting. We elected to record at fair value certain instruments that are consolidated under accounting guidance for consolidation of VIEs, and as such, changes in fair value are reflected in earnings.
LOSSES AND LOSS ADJUSTMENT EXPENSES Our international and structured finance insured portfolio management group is responsible for monitoring international and structured finance insured obligations. The level and frequency of monitoring of any insured obligation depends on the type, size, rating and our assessed performance of the insured issue. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the Company’s loss reserving policy and additional information related to its loss reserves.
Summary of Financial Guarantee Insurance Losses and LAE
The following table presents information about our financial guarantee insurance losses and LAE recorded in accordance with GAAP for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2019	2018		2019	2018
Losses and loss adjustment expenses (1)	$34	$-	100%	$46	$(5)	n/m

(1) -	As a result of consolidation of VIEs, these amounts include the elimination of loss and LAE expense of $22 million and a loss and LAE benefit of $11 for the three months ended June 30, 2019 and 2018, respectively, and loss and LAE expense of $36 million and a loss and LAE benefit of $19 million for the six months ended June 30, 2019 and 2018, respectively.

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RESULTS OF OPERATIONS (continued)

For the three and six months ended June 30, 2019, loss and LAE activity primarily related to increases in losses incurred on insured first-lien RMBS transactions, partially offset by an increase in salvage receipts on collateralized debt obligations (“CDOs”).
For the six months ended June 30, 2018, the loss and LAE benefit primarily related to decreases in losses incurred on insured RMBS transactions, partially offset by reserve increases in CDOs and other financial guarantee contracts.
Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and loss and LAE reserves as of June 30, 2019 and December 31, 2018.

In millions	June 30, 2019	December 31, 2018	Percent Change
Assets:
Insurance loss recoverable	$964	$1,024	-6%
Reinsurance recoverable on paid and unpaid losses (1)	6	5	20%
Liabilities:
Loss and LAE reserves	470	414	13%

Net reserve (salvage)	$(500)	$(615)	-19%

(1) -	Reported within “Other assets” on our consolidated balance sheets.

Beginning with the second quarter of 2019, the Company changed its presentation of its insurance loss recoverable and its loss and LAE reserves related to its insured first-lien RMBS exposure. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation, including an increase of $31 million in insurance loss recoverable and an equal and offsetting increase in loss and LAE reserves as of December 31, 2018. Refer to “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements for additional information about this presentation change.
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
POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three and six months ended June 30, 2019 and 2018 are presented in the following table:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2019	2018		2019	2018
Gross expenses	$6	$6	-%	$13	$11	18%

Amortization of deferred acquisition costs	$4	$7	-43%	$9	$15	-40%
Operating	6	6	-%	13	11	18%

Total insurance operating expenses	$10	$13	-23%	$22	$26	-15%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs.
The decrease in the amortization of deferred acquisition costs for the six months ended June 30, 2019 compared with the same period of 2018 was due to lower refunding activity in the current year. We did not defer a material amount of policy acquisition costs during the first half of 2019 or 2018. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RESULTS OF OPERATIONS (continued)

International and Structured Finance Insurance Portfolio Exposures
Credit Quality
The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of June 30, 2019 and December 31, 2018, 29% and 31%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.
Selected Portfolio Exposures
The following is a summary of selected significant exposures within our residential mortgage insured portfolio of our international and structured finance insurance segment. In addition, as of June 30, 2019, MBIA Corp. insured $338 million of CDOs and related instruments. We may experience considerable incurred losses and future expected payments in certain of these sectors. There can be no assurance that the loss reserves recorded in our financial statements will be sufficient or that we will not experience losses on transactions on which we currently have no loss reserves, in particular if the economy deteriorates. We may seek to purchase, directly or indirectly, obligations guaranteed by MBIA Corp. or seek to commute policies. The amount of insurance exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time, and other considerations. In some cases, these activities may result in a reduction of loss reserves, but in all cases they are intended to limit our ultimate losses and reduce the future volatility in loss development on the related policies. Our ability to purchase guaranteed obligations and to commute policies will depend on management’s assessment of available liquidity.
Residential Mortgage Exposure
MBIA Corp. insures mortgage-backed securities (“MBS”) backed by residential mortgage loans, including second-lien RMBS transactions (revolving home equity lines of credit (“HELOC”) loans and closed-end second (“CES”) mortgages). MBIA Corp. also insures MBS backed by first-lien alternative A-paper(“Alt-A”) and subprime mortgage loans directly through RMBS securitizations. There was considerable stress and deterioration in the mortgage market since 2008 reflected by heightened delinquencies and losses, particularly related to mortgage loans originated during 2005, 2006 and 2007.
The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of June 30, 2019 and December 31, 2018. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of
Collateral Type	June 30, 2019	December 31, 2018	Percent Change
HELOC Second-lien	$441	$511	-14%
CES Second-lien	153	591	-74%
Alt-A First-lien (1)	941	983	-4%
Subprime First-lien	390	439	-11%
Prime First-lien	13	15	-13%

Total	$1,938	$2,539	-24%

(1) -	Includes international exposure of $245 million as of June 30, 2019 and December 31, 2018.

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
As of June 30, 2019, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $2.0 billion compared with $2.2 billion as of December 31, 2018. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. For a discussion of the Company’s reinsurance, refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Taxes
Provision for Income Taxes
The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2019 and 2018 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Income (loss) before income taxes	$(207)	$(146)	$(226)	$(242)
Provision (benefit) for income taxes	$(37)	$-	$(39)	$2
Effective tax rate	17.9%	-%	17.3%	-0.8%

For the six months ended June 30, 2019, our effective tax rate applied to our loss before income taxes was lower than the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset and the application of intraperiod tax accounting. There is an offsetting expense recorded to other comprehensive income for the change in the valuation allowance.
For the six months ended June 30, 2018, our effective tax rate applied to our loss before income taxes was lower than the U.S. statutory rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset.
As of June 30, 2019 and December 31, 2018, the Company’s valuation allowance against its net deferred tax asset was $839 million and $834 million, respectively.
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
CAPITAL RESOURCES
The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, surplus notes issued by MBIA Corp., and the MZ Funding Facility (the “Facility”). Total capital resources was $2.9 billion as of June 30, 2019 and $3.0 billion as of December 31, 2018.
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
Securities Repurchases
Repurchases of debt and common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We may also choose to redeem debt obligations where permitted by the relevant agreements. MBIA Inc. or National may repurchase or redeem outstanding common shares of MBIA Inc. and outstanding debt obligations when we deem beneficial to our shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

Equity securities
MBIA Inc.’s and National’s share repurchases that were authorized under share repurchase programs for the six months ended June 30, 2019 and 2018 are presented in the following table:

In millions except per share amounts	Six Months Ended June 30,
	2019	2018
Number of shares repurchased	5.9	2.0
Average price paid per share	$9.10	$7.25
Remaining authorization as of June 30	$148	$236

Debt securities
Subsequent to June 30, 2019, the Company directed the trustee of the Company’s 6.400% Senior Notes due 2022 to provide notice to the holders that the Company intends to redeem $150 million of outstanding notes at par value in the third quarter of 2019.
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
National
Capital and Surplus
National had statutory capital of $2.4 billion as of June 30, 2019, compared with $2.5 billion as of December 31, 2018. As of June 30, 2019, statutory capital comprised $1.9 billion of policyholders’ surplus and $511 million of contingency reserves. For the six months ended June 30, 2019, National had a statutory net loss of $52 million. As of June 30, 2019, National’s unassigned surplus was $1.3 billion.
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
National had positive earned surplus as of June 30, 2019, from which it may pay dividends, subject to the limitations described above. We expect the as-of-right declared and paid dividend amounts from National to be limited to prior year net investment income for the foreseeable future.

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
National’s CPR and components thereto, as of June 30, 2019 and December 31, 2018 are presented in the following table:

In millions	As of June 30, 2019	As of December 31, 2018
Policyholders’ surplus	$1,934	$1,998
Contingency reserves	511	522

Statutory capital	2,445	2,520
Unearned premiums	459	496
Present value of installment premiums (1)	147	150

Premium resources (2)	606	646
Net loss and LAE reserves (1)	170	71
Salvage reserves (1)	626	607

Gross loss and LAE reserves	796	678

Total claims-paying resources	$3,847	$3,844

(1) -  Calculated using a discount rate of 3.67% as of June 30, 2019 and December 31, 2018.
(2) -  Includes financial guarantee and insured credit derivative related premiums.
MBIA Insurance Corporation
Capital and Surplus
MBIA Insurance Corporation had statutory capital of $499 million as of June 30, 2019 compared with $555 million as of December 31, 2018. As of June 30, 2019, statutory capital comprised $301 million of policyholders’ surplus and $198 million of contingency reserves. For the six months ended June 30, 2019, MBIA Insurance Corporation had a statutory net loss of $42 million. MBIA Insurance Corporation’s policyholders’ surplus included negative unassigned surplus of $1.7 billion as of June 30, 2019. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred.
As of June 30, 2019, MBIA Insurance Corporation recognized estimated recoveries on a statutory basis related to put-back claims against Credit Suisse, excess spread recoveries on RMBS and recoveries related to CDOs. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.
Under NYIL, MBIA Insurance Corporation is required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Reductions in the contingency reserve may be recognized based on excess reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. As a result of regulatory approved reductions, MBIA Insurance Corporation’s contingency reserves of $198 million as of June 30, 2019 represented reserves on 26 of the 197 outstanding credits insured by MBIA Insurance Corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. As of June 30, 2019, MBIA Corp. met the required minimum requirement. Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of June 30, 2019, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of June 30, 2019, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If MBIA Insurance Corporation does not comply with the above mentioned requirements, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.
In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excess contingency reserves in previous periods, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS. Due to its significant earned surplus deficit, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009. Based on estimated future income, MBIA Insurance Corporation is not expected to have any statutory capacity to pay dividends.
The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s 14% Fixed-to-Floating Rate Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of July 15, 2019, the most recent scheduled interest payment date, there was $824 million of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of June 30, 2019, MBIA Insurance Corporation had “free and divisible surplus” of $283 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.
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
MBIA Corp.’s CPR and components thereto, as of June 30, 2019 and December 31, 2018 are presented in the following table:

In millions	As of June 30, 2019	As of December 31, 2018
Policyholders’ surplus	$301	$356
Contingency reserves	198	199

Statutory capital	499	555
Unearned premiums	105	109
Present value of installment premiums (1) (4)	127	139

Premium resources (2)	232	248
Net loss and LAE reserves (1)	(778)	(865)
Salvage reserves (1) (3)	1,370	1,402

Gross loss and LAE reserves	592	537

Total claims-paying resources	$1,323	$1,340

(1) -  Calculated using a discount rate of 5.17% as of June 30, 2019 and December 31, 2018.
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
National Liquidity
The primary sources of cash available to National are:
•	principal and interest receipts on assets held in its investment portfolio, including proceeds from the sale of assets;

•	recoveries associated with insurance loss payments; and

•	installment premiums.

The primary uses of cash by National are:
•	payments of operating expenses, taxes and investment portfolio asset purchases;

•	loss payments and LAE on insured transactions; and

•	payments of dividends.

As of June 30, 2019 and December 31, 2018, National held cash and investments of $3.3 billion and $3.2 billion, respectively, of which $834 million and $488 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.
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

As of June 30, 2019 and December 31, 2018, the liquidity positions of MBIA Inc. were $407 million and $457 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

During the six months ended June 30, 2019, $91 million was released from the Tax Escrow Account to MBIA Inc., of which $56 million was in cash, related to deposits made by National for the 2016 tax year. Also, $5 million was returned to National as a result of capital losses incurred in 2018 that can be carried back to prior years. The releases were pursuant to the terms of the tax sharing agreement following the expiration of National’s two-year NOL carry-back period under U.S. tax rules. In addition to releases or returns following the expiration of National’s two-year NOL carry-back period, from time to time, MBIA Inc. is permitted to withdraw assets from the Tax Escrow Account if the aggregate market value of all assets held in the Tax Escrow Account exceeds the required minimum balance. There can be no assurance that any future payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc. due to deductible or creditable tax attributes of those subsidiaries and/or the market value performance of the assets supporting the Tax Escrow Account.
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
Currently, a significant portion of the cash and securities held by MBIA Inc. is pledged against investment agreement liabilities, the Asset Swap (simultaneous repurchase and reverse repurchase agreement) and derivatives, which limits its ability to raise liquidity through asset sales. As the market value or rating eligibility of the assets which are pledged against MBIA Inc.’s obligations declines, we are required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. To mitigate these risks, we seek to maintain cash and liquidity resources that we believe will be sufficient to make all payments due on our obligations and to meet other financial requirements, such as posting collateral. Contingent liquidity resources include: (1) sales of invested assets exposed to credit spread stress risk, which may occur at losses; (2) termination and settlement of interest rate swap agreements; and (3) accessing the capital markets. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk.
MBIA Corp. Liquidity
The primary sources of cash available to MBIA Corp. are:
•	recoveries associated with insurance loss payments;

•	installment premiums and fees; and

•	principal and interest receipts on assets held in its investment portfolio, including the proceeds from the sale of assets.

The primary uses of cash by MBIA Corp. are:
•	loss and LAE or commutation payments on insured transactions;

•	repayment of the Facility; and

•	payments of operating expenses.

As of June 30, 2019 and December 31, 2018, MBIA Corp. held cash and investments of $239 million and $242 million, respectively, of which $135 million and $145 million, respectively, were cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. agency and corporate bonds that were immediately available to MBIA Insurance Corporation.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

During the six months ended June 30, 2019, MBIA Corp. collected $80 million from insured RMBS transactions related to excess spread recoveries. As of June 30, 2019, MBIA Corp. has expected excess spread recoveries of $178 million, including recoveries related to consolidated VIEs. MBIA Corp. has also recorded expected recovery amounts related to its claims against Credit Suisse for ineligible mortgage loans and recoveries related to CDOs. There can be no assurance that we will be successful or not be delayed in realizing these recoveries.
During the six months ended June 30, 2019, MBIA Corp. requested and was granted permission by the NYSDFS to prepay approximately $74 million of the Facility.
MBIA Corp. Financing Facility
In connection with the Refinanced Facility, original notes issued by MZ Funding on January 10, 2017 (the “Original MZ Funding Notes”) were redeemed or amended, as applicable, and the Senior Lenders purchased new senior notes issued by MZ Funding (the “Insured Senior Notes”) with an aggregate principal amount of $278 million. In addition, MBIA Inc. received amended subordinated notes issued by MZ Funding (the “Insured Subordinated Notes” and together with the Insured Senior Notes, the “New MZ Funding Notes”) with an aggregate principal amount of $54 million (with the New MZ Funding Notes replacing the Original MZ Funding Notes). The New MZ Funding Notes mature on January 20, 2022 and bear interest at 12% per annum, payable quarterly in arrears. Interest on the New MZ Funding Notes are payable in cash, but may be payable in kind at the option of MBIA Corp.; however, proceeds of, or recoveries on, the collateral and the cash sweep amount (referred to below) must be used to pay interest or principal in cash.
MZ Funding and MBIA Corp. are parties to a credit agreement (the “Original Credit Agreement”) entered into on the date of issuance of the Original MZ Funding Notes, pursuant to which MZ Funding lent the proceeds of the Original MZ Funding Notes to MBIA Corp. In connection with the refinance transaction, MZ Funding and MBIA Corp. entered into an amended and restated credit agreement (the “New Credit Agreement” and the loans thereunder, the “MBIA Loans”), pursuant to which MZ Funding lent the proceeds of the New MZ Funding Notes to MBIA Corp. to refinance the Original Credit Agreement. The maturity date of the New Credit Agreement and the New MZ Funding Notes is January 20, 2022. The MBIA Corp. Policies unconditionally and irrevocably guarantee the timely payment of all principal and interest payments under the New MZ Funding Notes, which obligations are pari passu with the other insurance policy obligations of MBIA Corp., replacing the policies that had been issued on the Original MZ Funding Notes. The MBIA Corp. Policies are held for the benefit of all holders of the New MZ Funding Notes, the benefit of which is automatically transferred without any restriction to any new holder when such New MZ Funding Notes are transferred.
The Refinanced Facility is secured by a first priority security interest in all of MBIA Corp.’s right, title and interest in the recovery of its claims from the assets of Zohar I and Zohar II which include, among other things, loans made to, and equity interests in, certain portfolio companies purportedly controlled by the sponsor and former collateral manager of Zohar I and Zohar II (the “Zohar Sponsor”) and claims that may exist against the Zohar Sponsor. The monetization of the collateral is subject to the terms of a Settlement Agreement between, among other parties, MBIA Corp., the Zohar Sponsor, and the Zohar debtors, which was filed with and approved by the Bankruptcy Court for the District of Delaware presiding over the chapter 11 cases of Zohar I and Zohar II.
If at the end of any fiscal quarter, MBIA Corp’s “Available Liquidity” (as defined in the Refinanced Facility) exceeds $100 million and MBIA Corp.’s “Statutory Surplus” (as defined in the Refinanced Facility) exceeds $250 million, MBIA Corp. will make a payment, subject to the approval, or non-disapproval, of the NYSDFS on the MBIA Loans in the amount by which the Available Liquidity exceeds $100 million. Any repayment of original principal on the MBIA Loans during the first 12 months will be subject to a make-whole payment, which effectively ensures that the Senior Lenders are entitled to 12% interest on the entire original principal amount of the Insured Senior Notes for one year. At any time that the MBIA Loans are repaid, MZ Funding is required to apply the repayment first to the payment of interest and principal on the Insured Senior Notes and, after the Insured Senior Notes are paid in full, to the payment of the Insured Subordinated Notes, subject to certain reimbursements payable to MBIA Corp.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
LIQUIDITY
(continued)
Consolidated Cash Flows
Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,		Percent Change
In millions	2019	2018
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(57)	$(126)	-55%
Investing activities	683	351	95%
Financing activities	(428)	(174)	146%
Cash and cash equivalents—beginning of period	280	146	92%

Cash and cash equivalents—end of period	$478	$197	143%

Operating activities
Net cash used by operating activities decreased for the six months ended June 30, 2019 compared with the same period of 2018 primarily due to an increase in proceeds from recoveries and reinsurance of $59 million and a decrease in insured derivative commutations and losses paid of $43 million, partially offset by a decrease in investment income received of $21 million.
Investing activities
Net cash provided by investing activities increased for the six months ended June 30, 2019 compared with the same period of 2018 primarily due to increases in sales and maturities of AFS securities of $617 million and sales of investments at fair value of $131 million, partially offset by increases in purchases of AFS securities of $252 million and short-term investments of $274 million.
Financing activities
Net cash used by financing activities increased for the six months ended June 30, 2019 compared with the same period of 2018 primarily due to increases in principal paydowns of VIE notes of $201 million and in purchases of treasury stock of $43 million.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
LIQUIDITY (continued)

The following table presents our investment portfolio as of June 30, 2019 and December 31, 2018:

	As of June 30,	As of December 31,	Percent
In millions	2019	2018	Change
Available-for-sale investments: (1)
U.S. public finance insurance:
Amortized cost	$2,273	$2,704	-16%
Unrealized net gain (loss)	63	(64)	n/m

Fair value	2,336	2,640	-12%

Corporate:
Amortized cost	844	921	-8%
Unrealized net gain (loss)	60	24	150%

Fair value	904	945	-4%

International and structured finance insurance:
Amortized cost	209	192	9%
Unrealized net gain (loss)	10	4	150%

Fair value	219	196	12%

Total available-for-sale investments:
Amortized cost	3,326	3,817	-13%
Unrealized net gain (loss)	133	(36)	n/m

Total available-for-sale investments at fair value	3,459	3,781	-9%

Investments carried at fair value: (2)
U.S. public finance insurance	299	198	51%
Corporate	66	73	-10%
International and structured finance insurance	-	19	-100%

Total investments carried at fair value	365	290	26%

Other investments at amortized cost:
U.S. public finance insurance	-	1	-100%
Corporate	1	-	n/m

Total other investments at amortized cost	1	1	-%

Consolidated investments at carrying value	$3,825	$4,072	-6%

(1) -	Unrealized gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive income in shareholders’ equity.

(2) -	Changes in fair value and realized gains and losses from the sale of these investments are reflected in net income.

n/m	- Percent change not meaningful.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
LIQUIDITY (continued)

Credit Quality
The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of June 30, 2019, the weighted average credit quality ratings and percentage of investment grade of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are presented in the following table:

International
	U.S. Public		and Structured
	Finance		Finance
	Insurance	Corporate	Insurance	Total
Weighted average credit quality ratings	Aa	Aa	Aa	Aa
Investment grade percentage	90%	100%	91%	93%

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
As of June 30, 2019, Insured Investments at fair value represented $201 million or 5% of consolidated investments, of which $177 million or 5% of consolidated investments were Company-Insured Investments. As of June 30, 2019, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of June 30, 2019, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the Baa range, and investments rated below investment grade in the Company-Insured Investments were 3% of the total consolidated investment portfolio.
Contractual Obligations
For a discussion of the Company’s contractual obligations, refer to “Liquidity-Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In July of 2019, MBIA Corp. consummated the Refinanced Facility. Refer to the “MBIA Corp. Liquidity” section above for additional information on the Refinanced Facility. There were no other material changes in contractual obligations since December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s market risk exposures relate to changes in interest rates, foreign exchange rates and credit spreads that affect the fair value of its financial instruments, primarily investment securities, MTNs and investment agreement liabilities. The Company’s investments are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. government bonds, corporate bonds, MBS and asset-backed securities. In periods of rising and/or volatile interest rates, foreign exchange rates and credit spreads, profitability could be adversely affected should the Company have to liquidate these securities. The Company minimizes its exposure to interest rate risk, foreign exchange risk and credit spread movement through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities. The following tables present updates in our market risk relating to interest rates and credit spreads. There were no material changes in market risk since December 31, 2018 related to foreign exchange rates. For a discussion of our quantitative and qualitative disclosures about market risk related to foreign exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
INTEREST RATE SENSITIVITY
Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2019 from instantaneous shifts in interest rates:

Change in Interest Rates
	300 Basis	200 Basis	100 Basis	100 Basis	200 Basis	300 Basis
	Point	Point	Point	Point	Point	Point
In millions	Decrease	Decrease	Decrease	Increase	Increase	Increase
Estimated change in fair value	$186	$104	$44	$(33)	$(57)	$(75)

CREDIT RATE SENSITIVITY
Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2019 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio.

Change in Credit Spreads
	50 Basis	50 Basis	200 Basis
	Point	Point	Point
In millions	Decrease	Increase	Increase
Estimated change in fair value	$14	$(15)	$(59)

Item 4. Controls and Procedures
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
REMEDIATION PLAN ACTIVITIES
As previously disclosed in Part II, Item 9A of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2018, we commenced a remediation plan with the goal of remediating the material weakness as soon as possible. In carrying out our remediation plan, management modified existing key controls and implemented new key controls at a sufficient level of precision to verify the reliability of data, the reasonableness of assumptions and the accuracy of calculations used in its RMBS loss reserve and recovery models during the quarter ended June 30, 2019, and we are in the process of testing the operational effectiveness of these key controls. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time for management to conclude, through testing, that such controls are operating effectively. We expect that the material weakness will be remediated before the end of 2019.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
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
As of June 30, 2019, National had $3.0 billion of gross insured par outstanding ($3.3 billion of gross insured par outstanding when including accreted interest on insured capital appreciation bonds) related to Puerto Rico. Puerto Rico may be unable or unwilling to pay their obligations as and when due, in which case National would be required to pay claims of unpaid principal and interest when due under its insurance policies, which could be material. On January 1, 2019 and July 1, 2019, Puerto Rico defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $393 million as a result. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National would experience losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 3, 2017, the Company’s Board of Directors authorized the repurchase by the Company or National of up to $250 million of its outstanding shares under a new share repurchase authorization. During the six months ended June 30, 2019, we repurchased 5.9 million common shares of MBIA Inc. at an average share price of $9.10 under the November 3, 2017 repurchase program.
The table below presents repurchases made by the Company in each month during the second quarter of 2019:

			Total Number	Maximum
	Total	Average	of Shares	Amount That May
	Number	Price	Purchased as	Be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plan
Month	Purchased (1)	Share	Announced Plan	(in millions)
April	117	$9.50	-	$198
May	2,317,283	9.04	2,317,159	177
June	3,128,015	9.17	3,127,894	148

	5,445,415	$9.12	5,445,053	$148

(1) -	117 shares in April, 124 shares in May and 121 shares in June were repurchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.

Item 5. Other Information
On July 31, 2019, Mr. Francis (“Frank”) Y. Chin resigned from the Board of Directors of MBIA Inc. effective July 31, 2019. Mr. Chin was elected to the MBIA Inc. Board of Directors on August 4, 2016. In connection with Mr. Chin’s resignation, the Board will decrease in size from seven to six directors.

Item 6. Exhibits

*10.1	Senior Note Indenture, between MZ Funding, as issuer, and WSFS, as trustee and collateral agent.

*10.2	Form of $277,678,000 12% Senior Secured Notes, due January 2022, issued pursuant to the Senior Note Indenture.

*10.3	Amended and Restated Subordinated Note Indenture, between MZ Funding, as issuer, and WSFS, as indenture trustee and collateral agent.

*10.4	Form of Amended and Restated $53,836,742.98 12% Subordinated Secured Notes, due January 2022, issued pursuant to the Amended and Restated Subordinated Note Indenture.

*10.5	Amended and Restated Credit Agreement, between MBIA Corp., as borrower, and MZ Funding, as lender.

*10.6	Amended and Restated Security Agreement, between MBIA Corp., as grantor, and MZ Funding, as secured party.

*10.7	Security Agreement, between MZ Funding, as grantor, and WSFS, as collateral agent under the Senior Note Indenture.

*10.8	Amended and Restated Security Agreement, between MZ Funding, as grantor, and WSFS, as collateral agent under the Amended and Restated Subordinated Note Indenture.

*10.9	Pledge Agreement, between the Company, as pledgor, and WSFS, as collateral agent under the Senior Note Indenture.

*10.10	Intercreditor Agreement, among WSFS, in its capacities as trustee under the Senior Note Indenture and the Amended and Restated Subordinated Note Indenture, MBIA Corp., as insurer, and MZ Funding.

**31.1.	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2.	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1.	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***32.2.	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.
Interactive data files pursuant to Rule 405 of Regulation

S-T:

(i) the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018; (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2019 and 2018; (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 and (vi) the Notes to Consolidated Financial Statements.

*	Incorporated by reference to MBIA Inc.’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 10, 2019.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: August 6, 2019	/s/ Anthony McKiernan
Anthony McKiernan
Chief Financial Officer

Date: August 6, 2019	/s/ Joseph R. Schachinger
Joseph R. Schachinger
Controller (Chief Accounting Officer)