Form 10-Q
period 2019-09-30
MBIA INC
filed 2019-11-05
CIK 814585

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

Form
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
of the Exchange Act).    Yes
☐
    No
☒
As of October 29, 2019, 80,051,402 shares of Common Stock, par value $1 per share, were outstanding.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MBIA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions except share and per share amounts)

	September 30, 2019	December 31, 2018
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $2,734 and $3,601)	$2,840	$3,565
Investments carried at fair value	217	222
Investments pledged as collateral, at fair value (amortized cost $14 and $46)	10	43
Short-term investments, at fair value (amortized cost $429 and $241)	428	241
Other investments at amortized cost	-	1

Total investments	3,495	4,072
Cash and cash equivalents	76	222
Premiums receivable	273	296
Deferred acquisition costs	63	74
Insurance loss recoverable	1,843	1,595
Other assets	224	122
Assets of consolidated variable interest entities:
Cash	5	58
Investments held-to-maturity, at amortized cost (fair value $977 and $925)	890	890
Investments carried at fair value	88	157
Loans receivable at fair value	146	172
Loan repurchase commitments	478	418
Other assets	25	31

Total assets	$7,606	$8,107

Liabilities and Equity
Liabilities:
Unearned premium revenue	$499	$587
Loss and loss adjustment expense reserves	859	965
Long-term debt	2,199	2,249
Medium-term notes (includes financial instruments carried at fair value of $106 and $102)	670	722
Investment agreements	310	311
Derivative liabilities	194	199
Other liabilities	195	198
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $472 and $480)	1,632	1,744

Total liabilities	6,558	6,975

Commitments and contingencies (Refer to Note 14: Commitments and Contingencies)
Equity:
Preferred stock, par value $1 per share; authorized shares--10,000,000; issued and outstanding -- none	-	-
Common stock, par value $1 per share; authorized shares--400,000,000; issued shares--283,625,689 and 283,625,689	284	284
Additional paid-in capital	2,997	3,025
Retained earnings	850	966
Accumulated other comprehensive income (loss), net of tax of $21 and $8	(43)	(156)
Treasury stock, at cost--203,157,759 and 193,803,976 shares	(3,053)	(3,000)

Total shareholders’ equity of MBIA Inc.	1,035	1,119
Preferred stock of subsidiary	13	13

Total equity	1,048	1,132
Total liabilities and equity	$7,606	$8,107

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Premiums earned:
Scheduled premiums earned	$17	$44	$52	$96
Refunding premiums earned	3	18	13	42

Premiums earned (net of ceded premiums of $1, $1, $4 and $4)	20	62	65	138
Net investment income	27	31	89	96
Fees and reimbursements	-	17	1	23
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(9)	(5)	(10)	(49)
Unrealized gains (losses) on insured derivatives	9	4	23	36

Net change in fair value of insured derivatives	-	(1)	13	(13)
Net gains (losses) on financial instruments at fair value and foreign exchange	44	5	40	18
Net investment losses related to other-than-temporary impairments:
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	-	(1)	(37)	(3)

Net investment losses related to other-than-temporary impairments	-	(1)	(37)	(3)
Net gains (losses) on extinguishment of debt	(1)	3	(1)	3
Other net realized gains (losses)	-	1	2	-
Revenues of consolidated variable interest entities:
Net investment income	10	9	30	25
Net gains (losses) on financial instruments at fair value and foreign exchange	76	12	112	29
Other net realized gains (losses)	(4)	(33)	(62)	(126)

Total revenues	172	105	252	190
Expenses
Losses and loss adjustment	(13)	46	89	177
Amortization of deferred acquisition costs	3	9	9	17
Operating	23	18	68	57
Interest	50	52	154	155
Expenses of consolidated variable interest entities:
Operating	2	3	6	8
Interest	18	22	63	63

Total expenses	83	150	389	477

Income (loss) before income taxes	89	(45)	(137)	(287)
Provision (benefit) for income taxes	18	-	(21)	2

Net income (loss)	$71	$(45)	$(116)	$(289)
Net income (loss) per common share
Basic	$0.86	$(0.50)	$(1.40)	$(3.24)
Diluted	$0.86	$(0.50)	$(1.40)	$(3.24)
Weighted average number of common shares outstanding
Basic	78,686,542	89,490,267	82,813,523	89,075,892
Diluted	78,686,542	89,490,267	82,813,523	89,075,892
The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$71	$(45)	$(116)	$(289)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	39	(4)	164	(61)
Provision (benefit) for income taxes	(11)	-	29	5

Total	50	(4)	135	(66)
Reclassification adjustments for (gains) losses included in net income (loss)	8	(2)	(15)	(3)

Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	(32)	25	(2)	48

Reclassification adjustments for (gains) losses included in net income (loss)	(42)	2	(5)	3

Foreign currency translation:
Foreign currency translation gains (losses)	1	-	1	2
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	(27)	28	(27)	(4)

Reclassification adjustments for (gains) losses included in net income (loss)	3	-	26	-

Total other comprehensive income (loss)	(39)	49	113	(20)

Comprehensive income (loss)	$32	$4	$(3)	$(309)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common shares
Balance at beginning of period	283,625,689	283,625,689	283,625,689	283,717,973
Common shares issued (cancelled), net	-	-	-	(92,284)

Balance at end of period	283,625,689	283,625,689	283,625,689	283,625,689
Common stock amount
Balance at beginning and end of period	$284	$284	$284	$284
Additional paid-in capital
Balance at beginning of period	$2,995	$3,154	$3,025	$3,171
Treasury shares issued for warrant exercises	-	-	-	(21)
Share-based compensation	2	1	(28)	5

Balance at end of period	$2,997	$3,155	$2,997	$3,155
Retained earnings
Balance at beginning of period	$779	$1,018	$966	$1,095
ASU 2016-01 transition adjustment	-	-	-	164
ASU 2018-02 transition adjustment	-	-	-	3
Net income (loss)	71	(45)	(116)	(289)

Balance at end of period	$850	$973	$850	$973
Accumulated other comprehensive income (loss)
Balance at beginning of period	$(4)	$(255)	$(156)	$(19)
ASU 2016-01 transition adjustment	-	-	-	(164)
ASU 2018-02 transition adjustment	-	-	-	(3)
Other comprehensive income (loss)	(39)	49	113	(20)

Balance at end of period	$(43)	$(206)	$(43)	$(206)
Treasury shares
Balance at beginning of period	(198,824,693)	(192,963,698)	(193,803,976)	(192,233,526)
Treasury shares issued for warrant exercises	-	-	-	1,277,620
Treasury shares acquired under share repurchase program	(4,341,232)	-	(10,273,891)	(1,961,711)
Share-based compensation	8,166	27,669	920,108	(18,412)

Balance at end of period	(203,157,759)	(192,936,029)	(203,157,759)	(192,936,029)
Treasury stock amount
Balance at beginning of period	$(3,014)	$(3,098)	$(3,000)	$(3,118)
Treasury shares issued for warrant exercises	-	-	-	34
Treasury shares acquired under share repurchase program	(39)	-	(93)	(14)
Share-based compensation	-	-	40	-

Balance at end of period	$(3,053)	$(3,098)	$(3,053)	$(3,098)
Total shareholders’ equity of MBIA Inc.
Balance at beginning of period	$1,040	$1,103	$1,119	$1,413
Period change	(5)	5	(84)	(305)

Balance at end of period	$1,035	$1,108	$1,035	$1,108

Preferred stock of subsidiary shares
Balance at beginning and end of period	1,315	1,315	1,315	1,315
Preferred stock of subsidiary amount
Balance at beginning and end of period	$13	$12	$13	$12

Total equity	$1,048	$1,120	$1,048	$1,120

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Premiums, fees and reimbursements received	$19	$73
Investment income received	143	162
Insured derivative commutations and losses paid	(11)	(49)
Financial guarantee losses and loss adjustment expenses paid	(477)	(367)
Proceeds from recoveries and reinsurance	117	46
Operating and employee related expenses paid	(60)	(68)
Interest paid, net of interest converted to principal	(144)	(119)
Income taxes (paid) received	(2)	(1)

Net cash provided (used) by operating activities	(415)	(323)

Cash flows from investing activities:
Purchases of available-for-sale investments	(1,759)	(1,684)
Sales of available-for-sale investments	1,875	1,647
Paydowns and maturities of available-for-sale investments	722	245
Purchases of investments at fair value	(129)	(142)
Sales, paydowns, maturities and other proceeds of investments at fair value	583	162
Sales, paydowns and maturities (purchases) of short-term investments, net	(131)	269
Paydowns and maturities of loans receivable	68	365
Consolidation of variable interest entities	72	-
Deconsolidation of variable interest entities	(2)	(7)
(Payments) proceeds for derivative settlements	(95)	(19)

Net cash provided (used) by investing activities	1,204	836

Cash flows from financing activities:
Proceeds from investment agreements	11	9
Principal paydowns of investment agreements	(13)	(30)
Principal paydowns of medium-term notes	(57)	(62)
Principal paydowns of variable interest entity notes	(671)	(382)
Principal paydowns of long-term debt	(150)	-
Purchases of treasury stock	(96)	(15)
Other financing	(12)	-

Net cash provided (used) by financing activities	(988)	(480)

Net increase (decrease) in cash and cash equivalents	(199)	33
Cash and cash equivalents—beginning of period	280	146

Cash and cash equivalents—end of period	$81	$179

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(116)	$(289)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	40	54
Deferred acquisition costs	9	18
Accrued investment income	19	9
Unearned premium revenue	(88)	(142)
Loss and loss adjustment expense reserves	(34)	50
Insurance loss recoverable	(249)	(192)
Accrued interest payable	75	113
Accrued expenses	5	(10)
Net investment losses related to other-than-temporary impairments	37	3
Unrealized (gains) losses on insured derivatives	(23)	(36)
Net (gains) losses on financial instruments at fair value and foreign exchange	(152)	(47)
Other net realized (gains) losses	60	126
Deferred income tax provision (benefit)	(29)	1
Interest on variable interest entities, net	(4)	14
Other operating	35	5

Total adjustments to net income (loss)	(299)	(34)

Net cash provided (used) by operating activities	$(415)	$(323)

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
Business Developments
Puerto Rico
On January 1, 2019 and July 1, 2019, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $393 million. As of September 30, 2019, National had $2.4 billion of gross insured par outstanding related to Puerto Rico. Refer to the “Risks and Uncertainties” section below for additional information on the Company’s Puerto Rico exposures.
PREPA RSA
In September of 2019, National agreed to join the restructuring support agreement, as amended (“RSA”), with the Puerto Rico Electric Power Authority (“PREPA”), other monoline insurers, a group of uninsured PREPA bondholders, Puerto Rico, and the Financial Oversight and Management Board for Puerto Rico. The restructuring transaction described in the RSA is intended to, among other things, provide a framework for the consensual resolution of the treatment of National’s insured PREPA revenue bonds in PREPA’s recovery plan. Upon consummation of the restructuring transaction, PREPA’s revenue bonds will be exchanged into new securitization bonds issued by a special purpose entity and secured by a segregated transition charge assessed on customer’s electricity bills. The closing of the restructuring transaction is subject to a number of conditions, including the Title III Court’s approval of the RSA and settlement described therein, support of a minimum of 67% of voting bondholders for a plan of adjustment that includes th
e
proposed treatment of PREPA revenue bonds and confirmation of such plan by the Title III Court, and execution of acceptable documentation and legal opinions.
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

During the third quarter of 2019, all of the uninsured bonds held in the Trusts were sold and the proceeds were used to extinguish a substantial amount of debt issued by the Trusts.
MBIA Corp. Financing Facility
In July of 2019, MBIA Corp. consummated a financing facility (the “Refinanced Facility”) between MZ Funding LLC (“MZ Funding”) and certain purchasers, pursuant to which the purchasers or their affiliates (collectively, the “Senior Lenders”), agreed to refinance the outstanding insured senior notes of MZ Funding, and MBIA Inc. received amended subordinated notes of MZ Funding. In connection with the refinancing transaction, MZ Funding and MBIA Corp. entered into an amended and restated credit agreement (the “New Credit Agreement” and the loans thereunder, the “MBIA Loans”). MBIA Corp. issued new financial guarantee insurance policies insuring the Refinanced Facility. Refer to “Note 9: Debt” for further information on the Refinanced

Facility.

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
While the stay of litigation provided for in the settlement has expired, on September 27, 2019, the Court ruled that the monetization process will continue, which ruling has been appealed though not stayed. Salvage and subrogation recoveries related to Zohar I and Zohar II are reported within “Insurance loss recoverable” on the Company’s consolidated balance sheet. Notwithstanding the Zohar Bankrup tcy

Settlement, there can be no assurance that the value of the Zohar Assets will be sufficient to permit MBIA Corp. to recover all or substantially all of the payments it made on Zohar I and Zohar II. In particular, on October 17, 2019, one of the companies (Dura Automotive Systems, LLC), and certain of its affiliates, filed for bankruptcy protection in federal bankruptcy court in the Middle District of Tennessee (the “Dura Bankruptcy Cases”). On November 1, 2019, the Court overseeing the Zohar Funds Bankruptcy Cases entered an Order directing that, effective November 8, 2019, the Dura Bankruptcy Cases shall be transferred to the District of Delaware. The Zohar debtors have substantial interests in the Dura debtors, and hold secured term loan indebtedness and an indirect interest in the majority of the equity in the Dura debtors. There can be no assurance that the outcome of the Dura Bankruptcy Cases will not have a material adverse impact on MBIA Corp.’s ability to recover all or substantially all of the payments it made on Zohar II.
MBIA Corp. also projects to collect excess spread from insured residential mortgage-backed securities (“RMBS”), and to recover proceeds from Credit Suisse Securities (USA) LLC and DLJ Mortgage Capital, Inc. (collectively, “Credit Suisse”) arising from its failure to repurchase ineligible loans that were included in a Credit Suisse sponsored RMBS transaction. However, the amount and timing of these recoveries and collections are uncertain.
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
Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any cross defaults between the entities and the lack of reliance by MBIA Inc. on MBIA Corp. for dividends, the Company does not believe that a rehabilitation or liquidation proceeding with respect to MBIA Insurance Corporation would have any significant liquidity impact on MBIA Inc. Such a proceeding could have material adverse consequences for MBIA Corp., including the termination of insured credit default swaps (“CDS”) and other derivative contracts for which counterparties may assert market-based claims, the acceleration of debt obligations issued by affiliates and insured by MBIA Corp., the loss of control of MBIA Insurance Corporation to a rehabilitator or liquidator, and unplanned costs.
Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for additional information about MBIA Corp.’s recoveries
.
Corporate Liquidity
Subsequent to September 30, 2019, National declared and paid a dividend of $110 million to its ultimate parent, MBIA Inc.
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
The results of operations for the three and nine months ended September 30, 2019 may not be indicative of the results that may be expected for the year ending December 31, 2019. The December 31, 2018 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods.
Loss and Loss Adjustment Expenses
The Company recognizes loss reserves on a
contract-by-contract
basis when the present value of expected net cash outflows to be paid under the contract discounted using a risk-free rate as of the measurement date exceeds the unearned premium revenue. A loss reserve is subsequently remeasured each reporting period for expected increases or decreases due to changes in the likelihood of default and potential recoveries. Subsequent changes to the measurement of the loss reserves are recognized as loss expense in the period of change. Measurement and recognition of loss reserves are reported gross of any reinsurance. The Company estimates the likelihood of possible claim payments and possible recoveries using probability-weighted expected cash flows based on information available as of the measurement date, including market information. Accretion of the discounts on loss reserves and recoveries is included in loss expense. The Company considers its ability to collect contractual interest on claim payments when developing its expected inflows. The inclusion of such interest may result in the Company recording recoveries in excess of its actual or expected claim payments on a policy.
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
The Company’s loss reserve, insurance loss recoverable, and accruals for LAE incurred are disclosed in “Note 5: Loss and Loss Adjustment Expense Reserves.”

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
The Company adopted ASU
2016-02
in its entirety in the first quarter of 2019, using an additional (and optional) modified retrospective transition approach. Comparative periods are presented in accordance with
Accounting Stand
ards Codifi
cation

(“ASC”)

Topic 840, Leases, and do not include any retrospective adjustments to comparative periods to reflect the adoption of ASU
2016-02.
The Company recorded a
right-of-use
asset and lease liability of $
23
 million. The gross up of the assets and liabilities does not have a cumulative effect adjustment to the opening balance of retained earnings and does not impact the Company’s statement of operations. Refer to “Note 14: Commitments and Contingencies” for information about the Company’s lease commitments.
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
Recent Accounting Developments
Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU
2016-13)
In June of 2016, the FASB issued ASU
2016-13,
“Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU
2016-13
requires financing receivables and other financial assets measured at amortized cost to be presented at the net amount expected to be collected by recording an allowance for credit losses with changes in the allowance recorded as credit loss expense or reversal of credit loss expense based on management’s current estimate of expected credit losses each period. ASU
2016-13
does not apply to credit losses on financial guarantee insurance contracts within the scope of
ASC

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
Consolidated VIEs
The carrying amounts of assets and liabilities of consolidated VIEs were $1.6 billion, as of September 30, 2019, and $1.7 billion, as of December 31, 2018. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. In the first quarter of 2019, the Company consolidated seven VIEs related to the Trusts. On the initial consolidation of the Trusts, the Company recorded a loss of $42 million, representing the difference between the fair value of the Company’s financial guarantee within the trusts and the carrying value of the insurance related balances on the COFINA policies. In the second quarter of 2019, two VIEs were deconsolidated. In the second quarter of 2018, the Company deconsolidated two VIEs related to the Zohar Bankruptcy Settlement. The Company recorded a loss of $93 million which represented the difference between the fair value of the VIE assets that were deconsolidated and the Company’s current estimate of salvage and subrogation recoveries from those VIEs under insurance accounting. These consolidation and deconsolidation losses are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statement of operations. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information about COFINA and the Zohar Bankruptcy Settlement. In the third quarter of 2018, three VIEs were deconsolidated.
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

1
1

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 4: Variable Interest Entities (continued)
Nonconsolidated VIEs
The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of September 30, 2019 and December 31, 2018. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	September 30, 2019
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments (1)	Premiums Receivable (2)	Insurance Loss Recoverable (3)	Unearned Premium Revenue (4)	Loss and Loss Adjustment Expense Reserves (5)
Insurance:
Global structured finance:
Mortgage-backed residential	$2,320	$15	$17	$99	$15	$447
Mortgage-backed commercial	32	-	-	-	-	-
Consumer asset-backed	406	-	1	2	1	10
Corporate asset-backed	1,057	-	7	795	8	-

Total global structured finance	3,815	15	25	896	24	457
Global public finance	2,076	-	8	-	10	-

Total insurance	$5,891	$15	$33	$896	$34	$457

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

	December 31, 2018
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments (1)	Premiums Receivable (2)	Insurance Loss Recoverable (3)	Unearned Premium Revenue (4)	Loss and Loss Adjustment Expense Reserves (5)
Insurance:
Global structured finance:
Mortgage-backed residential	$3,103	$17	$19	$128	$17	$345
Mortgage-backed commercial	52	-	-	-	-	-
Consumer asset-backed	560	-	3	1	2	12
Corporate asset-backed	1,338	-	9	858	10	-

Total global structured finance	5,053	17	31	987	29	357
Global public finance	2,231	-	9	-	12	-

Total insurance	$7,284	$17	$40	$987	$41	$357

(1) -	Reported within “Investments” on MBIA’s consolidated balance sheets.

(2) -	Reported within “Premiums receivable” on MBIA’s consolidated balance sheets.

(3) -	Reported within “Insurance loss recoverable” on MBIA’s consolidated balance sheets.

(4) -	Reported within “Unearned premium revenue” on MBIA’s consolidated balance sheets.

(5) -	Reported within “Loss and loss adjustment expense reserves” on MBIA’s consolidated balance sheets.

1
2

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
Certain local governments remain under financial and budgetary stress and a few have filed for protection under Title 11 of the United States Code (the “Bankruptcy Code”), or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. In the case of Puerto Rico, certain credits that the Company insures have filed petitions for covered instrumentalities under Title III of PROMESA, which incorporates by reference provisions from the Bankruptcy Code. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments in greater amounts on the Company’s insured transactions. The filing for protection under the Bankruptcy Code or entering state statutory proceedings does not necessarily result in a default or indicate that an ultimate loss will occur. In February of 2019, the COFINA Plan of Adjustment was confirmed by the District Court and in September of 2019, National agreed to join the RSA with PREPA, other monoline insurers, a group of uninsured PREPA bondholders, Puerto Rico, and the Financial Oversight and Management Board for Puerto Rico.
 Refer to “Note
1
: Business Development and Risk and Uncertainties”, for further information on the Company’s Puerto Rico exposures.
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
RMBS Case Basis Reserves (Financial Guarantees)
The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies, excluding those on consolidated VIEs. The Company’s first-lien RMBS case basis reserves primarily relate to RMBS backed by alternative
A-paper
and subprime mortgage loans. The Company’s second-lien RMBS case basis reserves relate to RMBS backed by home equity lines of credit and closed-end
second mortgages. The Company calculated RMBS case basis reserves as of September 30, 2019 for both first and second-lien RMBS transactions using a process called the “Roll Rate Methodology.” The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2018, for additional information on the Company’s Roll Rate methodology for its RMBS case basis reserves.
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

1
3

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
Second-lien
Put-Back
Claims Related to Ineligible Loans
The Company has settled the majority of its
put-back
claims relating to the inclusion of ineligible loans in securitizations it insured. Only its claims against Credit Suisse remain outstanding. Credit Suisse has challenged the Company’s assessment of the ineligibility of individual mortgage loans and a trial concerning the dispute was held in July and August of 2019. While the Company’s settlement amounts on its prior put-back
claims have been consistent with the
put-back
recoveries that had been included in the Company’s financial statements at the times preceding the settlements, there can be no assurance that the Company will prevail in its litigation against Credit Suisse. However, based on the Company’s assessment of the strength of its contractual put-back
rights against Credit Suisse, as well as on its prior settlements with other sellers/servicers and success of other monolines’
put-back
settlements, the Company believes it will prevail in enforcing its contractual rights and that it is entitled to collect the full amount of its incurred losses plus contractual interest due. The Company consolidates the RMBS securitization originated by Credit Suisse as a VIE.
The uncertainty remaining with respect to the ultimate outcome of the litigation with Credit Suisse is contemplated in the probability-weighted scenario based-modeling the Company uses. The Credit Suisse recovery scenarios are based on certain probabilities of ultimate resolution of the dispute with Credit Suisse and are discounted using the current risk-free discount rates based on the weighted average life of the transaction.
The Company continues to consider relevant facts and circumstances in developing its assumptions on expected cash inflows, probability of potential recoveries (including the timing and
outcome of
the
litigation) and recovery period. While the Company believes it will be successful in realizing its recoveries from its put-back
contract claims against Credit Suisse, the ultimate amount recovered may be materially different from that recorded by the Company given the inherent uncertainty of the manner of resolving the claims (i.e., litigation and/or negotiated out-of-court
settlement) and the assumptions used in the required estimation process for accounting purposes which are based, in part, on judgments and other information that are not easily corroborated by historical data or other relevant benchmarks. Refer to “Note 14: Commitments and Contingencies” for further information about the Company’s litigation with Credit Suisse.
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
Zohar Recoveries
MBIA Corp. is seeking to recover the payments it made (plus interest and expenses) with respect to Zohar I and Zohar II. MBIA Corp. anticipates that the primary source of the recoveries will come from the monetization of the Zohar Assets as anticipated in the Zohar Bankruptcy Settlement. Refer to “Note 1: Business Developments and Risks and Uncertainties” for additional information about the estimated Zohar recoveries. Notwithstanding the procedures agreed to in the Zohar Bankruptcy Settlement and confirmed by the Cou
r
t
, there can be no assurance that the value of the Zohar Assets will be sufficient to permit MBIA Corp. to recover all or substantially all of the payments it made on Zohar I and Zohar II. Failure to recover a substantial amount of such payments could impede MBIA Corp.’s ability to make payments when due on other policies. MBIA Corp. believes that if the NYSDFS concludes at any time that MBIA Insurance Corporation will not be able to pay its policyholder claims, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the NYIL and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the NYSDFS.

1
4

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss
and Loss Adjustment Expense Reserves (continued)
Summary of Loss and LAE Reserves and Recoveries
The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs, which are included in the Company’s consolidated balance sheets as of September 30, 2019 and
December 31, 2018, are presented in the following table:

	As of September 30, 2019		As of December 31, 2018
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (2)	Insurance loss recoverable	Loss and LAE reserves (2)
U.S. Public Finance Insurance
Before VIE eliminations	$945	$438	$571	$551
VIE eliminations	-	(64)	-	-
Total U.S. public finance insurance	945	374	571	551
International and Structured Finance Insurance:
Before VIE eliminations (1)	1,389	797	1,461	668
VIE eliminations (1)	(491)	(312)	(437)	(254)
Total international and structured finance insurance	898	485	1,024	414
Total	$1,843	$859	$1,595	$965

(1) -	Includes loan repurchase commitments of $478 million and $418 million as of September 30, 2019 and December 31, 2018, respectively.
(2) -	Amounts are net of expected recoveries.
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
Changes in Loss and LAE Reserves
The following table presents changes in the Company’s loss and LAE reserves for the nine months ended September 30, 2019. Changes in loss reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in amount and timing of estimated claim payments and estimated recoveries on such claims, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of September 30, 2019, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 1.78%. LAE reserves are generally expected to be settled within a one-year
period and are not discounted. As of September 30, 2019 and December 31, 2018, the Company’s gross loss and LAE reserves included $37 million and $60 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Nine Months Ended September 30, 2019
Gross Loss and LAE Reserves as of December 31, 2018 (1)	Loss Payments	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other	Gross Loss and LAE Reserves as of September 30, 2019 (1)
$965	$(425)	$14	$(59)	$369	$24	$(23)	$(6)	$859

(1) -	Amounts are net of expected recoveries of unpaid claims.
The decrease in the Company’s loss reserves primarily relates to payments made on certain Puerto Rico credits and the consolidation of credits with loss reserves as VIEs. This was partially offset by an increase in reserves related to certain Puerto Rico credits as well as first-lien RMBS transactions.

1
5

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss
and Loss Adjustment Expense Reserves (continued)
Changes in Insurance Loss Recoverable
Insurance loss recoverable represents the Company’s estimate of recoveries on paid claims and LAE. The following table presents changes in the Company’s insurance loss recoverable for the nine months ended September 30, 2019. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable for the Nine Months Ended September 30, 2019
In millions	Gross Reserve as of December 31, 2018	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions (1)	Other (2)	Gross Reserve as of September 30, 2019
Insurance loss recoverable	$1,595	$(110)	$27	$87	$216	$28	$1,843

(1) -	Includes amounts related to paid claims and LAE that are expected to be recovered in the future.
(2) -	Primarily changes in amount and timing of collections.
The increase in the Company’s insurance loss recoverable reflected in the preceding table was primarily due to amounts related to the anticipated recovery of claims paid on certain Puerto Rico credits and additional recoveries on insured RMBS transactions partially offset by collections on insured RMBS transactions and a decline in expected recoveries on CDOs.
Loss and LAE Activity
For the three and nine months ended September 30, 2019, loss and LAE activity primarily related to an increase in losses incurred
on first-lien RMBS and CDOs, partially offset by an incurred benefit related to certain Puerto Rico transactions as a result of a decline in risk-free interest rates. For the three and nine months ended September 30, 2018, losses and LAE primarily related to increases in actual and expected payments on Puerto Rico exposures.
Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended September 30, 2019 and 2018, gross LAE related to remediating insured obligations was $
16
 million
 a
nd $6 million
, respectively
. For the nine months ended September 30, 2019 and 2018, gross LAE related to remediating insured obligations were $26 million and $28 million, respectively.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss
and Loss Adjustment Expense Reserves (continued)
Surveillance Categories
The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of September 30, 2019:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	46	19	-	216	281
Number of issues (1)	13	5	-	97	115
Remaining weighted average contract period (in years)	7.2	7.2	-	8.0	7.7
Gross insured contractual payments outstanding: (2)
Principal	$1,625	$256	$-	$3,850	$5,731
Interest	2,173	117	-	1,669	3,959
Total	$3,798	$373	$-	$5,519	$9,690
Gross Claim Liability (3)	$-	$-	$-	$944	$944
Less:
Gross Potential Recoveries (4)	-	-	-	2,321	2,321
Discount, net (5)	-	-	-	(417)	(417)
Net claim liability (recoverable)	$-	$-	$-	$(960)	$(960)
Unearned premium revenue	$7	$3	$-	$39	$49
Reinsurance recoverable on paid and unpaid losses (6)					$16

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	The gross claim liability with respect to Puerto Rico exposures are net of expected recoveries for policies in a net payable position.

(4) -	Gross potential recoveries with respect to certain Puerto Rico exposures are net of the claim liability for policies in a net recoverable position.

(5) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

(6) -	Included in “Other assets” on the Company’s consolidated balance sheets.

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

As a result of the Company changing its presentation of its insurance loss recoverable and its loss and LAE reserves related to its first-lien exposure as discussed above, the amounts in the preceding table related to gross claim liability and gross potential recoveries have both
been increased by $108 million as of December 31, 2018 with no impact to the net claim liability (recoverable).

1
8

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments
Fair Value Measurement
Financial Assets
Financial assets held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically, the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding
indication of value. The Company, along with its third-party portfolio manager, reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company and its third-party portfolio manager believe a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, its third-party portfolio manager will obtain a price from another third-party provider or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of September 30, 2019 and December 31, 2018. All challenges to third-party prices are reviewed by staff of the Company as well as its third-party portfolio manager with relevant expertise to ensure reasonableness of assumptions. A pricing analysis is reviewed and approved by the Company’s valuation committee.
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

1
9

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
Loan Repurchase Commitments
Loan repurchase commitments are obligations owed by the sellers/servicers of mortgage loans to MBIA as reimbursement of paid claims. Loan repurchase commitments are assets of the consolidated VIEs. These assets represent the rights of MBIA against the sellers/servicers for breaches of representations and warranties that the securitized residential mortgage loans sold to the trust to comply with stated underwriting guidelines and for the sellers/servicers to cure, replace, or repurchase mortgage loans. Fair value measurements of loan repurchase commitments represent the amounts owed by the sellers/servicers to MBIA as reimbursement of paid claims and contractual interest
. Loan repurchase commitments are not securities and no quoted prices or comparable market transaction information are observable or available. Fair values of loan repurchase commitments are determined using discounted cash flow techniques and are categorized in Level 3 of the fair value hierarchy.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6:
Fair Value of Financial Instruments (continued)
Significant Unobservable Inputs
The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

In millions	Fair Value as of September 30, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$146	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee (1)	-12% - 83% (21%)
Loan repurchase commitments	478	Discounted cash flow	Recovery rates (2)
			Breach rates (2)
Liabilities of consolidated VIEs:
Variable interest entity notes	348	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	34% - 72% (59%)
Credit derivative liabilities:
CMBS	10	Direct Price Model	Nonperformance risk	54% - 54% (54%)
Other derivative liabilities	30	Discounted cash flow	Cash flows	$ 0 - $ 49 ($25) (3)

(1) -	Negative percentage represents financial guarantee policies in a receivable position.
(2) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.
(3) -	Midpoint of cash flows are used for the weighted average.

In millions	Fair Value as of December 31, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$172	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee (1)	-17% - 75% (7%)
Loan repurchase commitments	418	Discounted cash flow	Recovery rates (2)
			Breach rates (2)
Liabilities of consolidated VIEs:
Variable interest entity notes	366	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0% - 63% (39%)
Credit derivative liabilities:
CMBS	33	Direct Price Model	Nonperformance risk	54% - 54% (54%)
Other derivative liabilities	7	Discounted cash flow	Cash flows	$0 - $ 49 ($25) (3)

(1) -	Negative percentage represents financial guarantee policies in a receivable position.
(2) -	Recovery rates and breach rates include estimates about potential variations in the outcome of litigation with a counterparty.
(3) -	Midpoint of cash flows are used for the weighted average.
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

2
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6:
Fair Value of Financial Instruments (continued)
Fair Value Measurements
The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of September 30, 2019
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$775	$99	$-	$-	$874
State and municipal bonds	-	230	-	-	230
Foreign governments	-	9	-	-	9
Corporate obligations	-	1,333	-	-	1,333
Mortgage-backed securities:
Residential mortgage-backed agency	-	310	-	-	310
Residential mortgage-backed non-agency	-	21	-	-	21
Commercial mortgage-backed	-	26	-	-	26
Asset-backed securities:
Collateralized debt obligations	-	130	-	-	130
Other asset-backed	-	280	1	-	281
Total fixed-maturity investments	775	2,438	1	-	3,214
Money market securities	164	-	-	-	164
Perpetual debt and equity securities	28	37	-	-	65
Fixed-income fund	-	-	-	-	52	(1)
Cash and cash equivalents	76	-	-	-	76
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	2	-	-	2

2
4

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6:
Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of September 30, 2019
Assets of consolidated VIEs:
Corporate obligations	-	8	-	-	8
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	47	-	-	47
Commercial mortgage-backed	-	16	-	-	16
Asset-backed securities:
Collateralized debt obligations	-	6	-	-	6
Other asset-backed	-	11	-	-	11
Cash	5	-	-	-	5
Loans receivable at fair value:
Residenti al loan s receivable	-	-	146	-	146
Loan repurchase commitments	-	-	478	-	478
Other assets:
Currency derivative s	-	-	8	-	8
Other	-	-	17	-	17
Total assets	$1,048	$2,565	$650	$-	$4,315
Liabilities:
Medium-term notes	$-	$-	$106	$-	$106
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	2	10	-	12
Non-insured derivatives:
Interest rate derivatives	-	152	-	-	152
Other	-	-	30	-	30
Other liabilities:
Other payable	-	-	4	-	4
Liabilities of consolidated VIEs:
Variable interest entity notes	-	124	348	-	472
Total liabilities	$-	$278	$498	$-	$776

(1) -	Investment that was measured at fair value by applying the net asset value per share practical expedient, and was required not to be classified in the fair value hierarchy.

2
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

2
6

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

Level 3 assets at fair value as of September 30, 2019 and December 31, 2018 represented approximately 15% and 12%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of September 30, 2019 and December 31, 2018 represented approximately 64% and 65%, respectively, of total liabilities measured at fair value.

2
7

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6:
Fair Value of Financial Instruments (continued)
The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of September 30, 2019 and December 31, 2018:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of September 30, 2019	Carry Value Balance as of September 30, 2019
Assets:
Other investments	$-	$-	$-	$-	$-
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	977	977	890
Total assets	$-	$-	$977	$977	$890
Liabilities:
Long-term debt	$-	$1,092	$-	$1,092	$2,199
Medium-term notes	-	-	400	400	564
Investment agreements	-	-	414	414	310
Liabilities of consolidated VIEs:
Variable interest entity notes	-	290	977	1,267	1,160
Total liabilities	$-	$1,382	$1,791	$3,173	$4,233
Financial Guarantees:
Gross liability (recoverable)	$-	$-	$1,236	$1,236	$(485)
Ceded	-	-	78	78	21

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2018	Carry Value Balance as of December 31, 2018
Assets:
Other investments	$-	$1	$-	$1	$1
Assets of consolidated VIEs:
Investments held-to-maturity	-	-	925	925	890

Total assets	$-	$1	$925	$926	$891
Liabilities:
Long-term debt	$-	$1,101	$-	$1,101	$2,249
Medium-term notes	-	-	422	422	620
Investment agreements	-	-	388	388	311
Liabilities of consolidated VIEs:
Variable interest entity notes	-	378	925	1,303	1,264

Total liabilities	$-	$1,479	$1,735	$3,214	$4,444
Financial Guarantees:
Gross liability (recoverable)	$-	$-	$993	$993	$(43)
Ceded	-	-	65	65	35

2
8

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments
 (
continued
)
The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2019 and 2018:
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2019

In millions	Balance, Beginning of Period	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2019
Assets:
Commercial mortgage-backed	$4	$-	$-	$-	$-	$-	$-	$(1)	$-	$-	$(3)	$-	$-
Other asset-backed	1	-	-	-	-	-	-	-	-	-	-	1	-
Assets of consolidated VIEs:
Loans receivable- residential	154	-	(3)	-	-	-	-	(5)	-	-	-	146	(3)
Loan repurchase commitments	428	-	50	-	-	-	-	-	-	-	-	478	50
Currency derivatives	11	-	(4)	-	1	-	-	-	-	-	-	8	(4)
Other	15	-	2	-	-	-	-	-	-	-	-	17	2

Total assets	$613	$-	$45	$-	$1	$-	$-	$(6)	$-	$-	$(3)	$650	$45

In millions	Balance, Beginning of Period	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in Credit Risk in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2019
Liabilities:
Medium-term notes	$110	$-	$3	$(5)	$(2)	$-	$-	$-	$-	$-	$-	$106	$1
Credit derivatives	18	10	(9)	-	-	-	-	(9)	-	-	-	10	(9)
Other derivatives	16	-	14	-	-	-	-	-	-	-	-	30	14
Other payable	3	-	1	-	-	-	-	-	-	-	-	4	1
Liabilities of consolidated VIEs:
VIE notes	342	14	(9)	10	(2)	-	3	(10)	-	-	-	348	(11)

Total liabilities	$489	$24	$-	$5	$(4)	$-	$3	$(19)	$-	$-	$-	$498	$(4)

(1) -	Transferred in and out at the end of the period.

2
9

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments
 (
continued
)
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
For the three months ended September 30, 2018, sales included the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.

For the three months ended September 30, 2019, there were no transfers into Level 3 and out of Level 2. CMBS comprised the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)
There were no transfers into or out of Level 1 for the three months ended September 30, 2019 and 2018.
All Level 1, 2 and 3 designations are made at the end of each accounting period.
The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2019 and 2018:
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended

September 30, 2019

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2019
Assets:
Commercial mortgage-backed	$7	$-	$-	$-	$-	$-	$-	$(4)	$-	$-	$(3)	$-	$-
Other asset-backed	3	(1)	-	-	-	-	-	(1)	-	-	-	1	-
Assets of consolidated VIEs:
Corporate obligations	5	-	-	-	-	-	-	(2)	-	-	(3)	-	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	(1)	-	-	-	-
Loans receivable-residential	172	-	40	-	-	-	-	(18)	(48)	-	-	146	35
Loan repurchase commitments	418	-	60	-	-	-	-	-	-	-	-	478	60
Currency derivatives	17	-	(9)	-	-	-	-	-	-	-	-	8	(9)
Other	14	-	3	-	-	-	-	-	-	-	-	17	3

Total assets	$637	$(1)	$94	$-	$-	$-	$-	$(25)	$(49)	$-	$(6)	$650	$89

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in Credit Risk in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2019
Liabilities:
Medium-term notes	$102	$-	$8	$1	$(2)	$-	$-	$(3)	$-	$-	$-	$106	$1
Credit derivatives	33	11	(23)	-	-	-	-	(11)	-	-	-	10	(23)
Other derivatives	7	-	23	-	-	-	-	-	-	-	-	30	23
Other payable	5	-	2	-	-	-	-	(3)	-	-	-	4	2
Liabilities of consolidated VIEs:
VIE notes	366	21	33	3	(1)	-	7	(21)	(60)	-	-	348	32
Total liabilities	$513	$32	$43	$4	$(3)	$-	$7	$(38)	$(60)	$-	$-	$498	$35

(1) -	Transferred in and out at the end of the period.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended
September 30, 2018

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2018
Assets:
Corporate obligations	$2	$-	$-	$-	$-	$-	$-	$-	$-	$-	$(2)	$-	$-
Commercial mortgage- backed	7	-	-	-	-	-	-	-	-	7	(7)	7	-
Other asset- backed	5	-	-	-	-	5	-	(2)	(2)	-	(2)	4	-
Assets of consolidated VIEs:
Corporate obligations	-	-	-	-	-	-	-	(1)	-	6	-	5	-
Commercial mortgage- backed	6	-	-	-	-	-	-	-	-	-	(6)	-	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	-	-	1	-
Loans receivable-residential	759	-	26	-	-	-	-	(106)	(251)	-	-	428	23
Loans receivable-corporate	920	-	11	-	-	-	-	(6)	(925)	-	-	-	-
Loan repurchase commitments	407	-	8	-	-	-	-	-	-	-	-	415	8
Currency derivatives	19	-	(3)	-	(2)	-	-	-	-	-	-	14	(5)
Other	14	-	1	-	-	-	-	-	-	-	-	15	1

Total assets	$2,140	$-	$43	$-	$(2)	$5	$-	$(115)	$(1,178)	$13	$(17)	$889	$27

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2018
Liabilities:
Medium-term notes	$115	$(5)	$(1)	$51	$(7)	$-	$-	$(30)	$-	$-	$-	$123	$(8)
Credit derivatives	63	49	(36)	-	-	-	-	(49)	-	-	-	27	(36)
Other derivatives	4	-	3	-	-	-	-	-	-	-	-	7	3
Other payable	7	-	2	-	-	-	-	(4)	-	-	-	5	2
Liabilities of consolidated VIEs:
VIE notes	406	22	(12)	(10)	3	-	7	(34)	-	-	-	382	(9)
Total liabilities	$595	$66	$(44)	$41	$(4)	$-	$7	$(117)	$-	$-	$-	$544	$(48)

(1) -	Transferred in and out at the end of the period.
For the nine months ended September 30, 2019 and 2018, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.
For the nine months ended September 30, 2019, there were no transfers into Level 3 and out of Level 2.

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
Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended September 30, 2019 and 2018 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2019	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2018
Revenues:
Unrealized gains (losses) on insured derivatives	$9	$9	$4	$4
Realized gains (losses) and other settlements on insured derivatives	(10)	-	(6)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(15)	(15)	4	(1)
Other net realized gains (losses)	(1)	(1)	-	-
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	43	56	3	14

Total	$26	$49	$5	$17

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the nine months ended September 30, 2019 and 2018 are reported on the Company’s consolidated statements of operations as follows:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2019	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2018
Revenues:
Unrealized gains (losses) on insured derivatives	$23	$23	$36	$36
Realized gains (losses) and other settlements on insured derivatives	(11)	-	(49)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(24)	(24)	10	5
Net investment losses related to other-than-temporary impairments	(1)	-	-	-
Other net realized gains (losses)	(2)	(2)	(2)	(2)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	41	57	28	36

Total	$26	$54	$23	$75

Fair Value Option
The Company elected to record at fair value certain financial instruments that are consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.
The following table presents the gains and (losses) included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 for financial instruments for which the fair value option was elected:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Investments carried at fair value (1)	$2	$1	$13	$(4)
Fixed-maturity securities held at fair value-VIE (2)	38	(7)	94	(19)
Loans receivable at fair value:
Residential mortgage loans (2)	(3)	(3)	40	(79)
Corporate loans (2)	-	-	-	11
Loan repurchase commitments (2)	50	-	60	9
Other assets-VIE (2)	2	1	3	1
Medium-term notes (1)	(1)	7	(1)	14
Other liabilities (3)	-	-	(2)	(2)
Variable interest entity notes (2)	3	23	(77)	106

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.
(2) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.
(3) -	Reported within “Other net realized gains (losses)” on MBIA’s consolidated statements of operations.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)
Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option
As of September 30, 2019 and December 31, 2018, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were losses of $111 million and $110 million, respectively, reported in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the three months ended September 30, 2019 and 2018, the portions of instrument-specific credit risk included in accumulated other comprehensive income (“
AOCI
”)
that were recognized in earnings due to settlement of liabilities were losses of $3 million and $38 million, respectively. During the nine months ended September 30, 2019 and 2018, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $26 million and $48 million, respectively.
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2019 and December 31, 2018 for loans and notes for which the fair value option was elected:

	As of September 30, 2019			As of December 31, 2018
	Contractual			Contractual
	Outstanding	Fair		Outstanding	Fair
In millions	Principal	Value	Difference	Principal	Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$109	$109	$-	$168	$164	$4
Residential mortgage loans (90 days or more past due)	147	37	110	153	8	145

Total loans receivable and other instruments at fair value	$256	$146	$110	$321	$172	$149
Variable interest entity notes	$1,183	$472	$711	$1,295	$480	$815
Medium-term notes	$109	$106	$3	$114	$102	$12
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

3
5

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments
Investments, excluding those elected under the fair value option, include debt and equity securities classified as either AFS or held-to-maturity
(“HTM”).
The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and OTTI for AFS and HTM investments in the Company’s consolidated investment portfolio as of September 30, 2019 and December 31, 2018:

	September 30, 2019
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments (1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$807	$59	$(1)	$865	$-
State and municipal bonds	205	24	-	229	-
Foreign governments	8	-	-	8	-
Corporate obligations	1,239	58	(34)	1,263	(33)
Mortgage-backed securities:
Residential mortgage-backed agency	297	4	(1)	300	-
Residential mortgage-backed non-agency	25	1	(5)	21	-
Commercial mortgage-backed	23	1	-	24	-
Asset-backed securities:
Collateralized debt obligations	129	-	(2)	127	-
Other asset-backed	275	1	-	276	-

Total AFS investments	$3,008	$148	$(43)	$3,113	$(33)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$890	$87	$-	$977	$-

Total HTM investments	$890	$87	$-	$977	$-

(1) -	Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit
component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

	December 31, 2018
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments (1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$1,093	$26	$(10)	$1,109	$-
State and municipal bonds	641	97	(11)	727	42
Foreign governments	9	-	-	9	-
Corporate obligations	1,473	6	(131)	1,348	(68)
Mortgage-backed securities:
Residential mortgage-backed agency	218	1	(5)	214	-
Residential mortgage-backed non-agency	30	1	(4)	27	-
Commercial mortgage-backed	53	-	(2)	51	-
Asset-backed securities:
Collateralized debt obligations	122	-	(3)	119	-
Other asset-backed	178	-	(1)	177	-

Total AFS investments	$3,817	$131	$(167)	$3,781	$(26)
HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$890	$35	$-	$925	$-

Total HTM investments	$890	$35	$-	$925	$-

(1) -	Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit
component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

3
6

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)
The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of September 30, 2019. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$598	$599	$-	$-
Due after one year through five years	496	503	-	-
Due after five years through ten years	436	423	-	-
Due after ten years	729	840	890	977
Mortgage-backed and asset-backed	749	748	-	-

Total fixed-maturity investments	$3,008	$3,113	$890	$977

Deposited and Pledged Securities
The fair value of securities on deposit with various regulatory authorities as of September 30, 2019 and December 31, 2018 was $11 million. These deposits are required to comply with state insurance laws.
Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.
Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of September 30, 2019 and December 31, 2018, the fair value of securities pledged as collateral for these investment agreements approximated $317 million and $314 million, respectively. The Company’s collateral as of September 30, 2019 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks. Additionally, the Company pledged cash as collateral under investment agreements in the amount of $6 million as of September 30, 2019.
Refer to “Note 8: Derivative Instruments” for information about securities posted to derivative counterparties.
Impaired Investments
The following tables present the gross unrealized losses related to AFS and HTM investments as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$102	$-	$84	$(1)	$186	$(1)
State and municipal bonds	5	-	26	-	31	-
Foreign governments	5	-	-	-	5	-
Corporate obligations	182	(1)	55	(33)	237	(34)
Mortgage-backed securities:
Residential mortgage-backed agency	35	(1)	32	-	67	(1)
Residential mortgage-backed non-agency	-	-	11	(5)	11	(5)
Commercial mortgage-backed	6	-	-	-	6	-
Asset-backed securities:
Collateralized debt obligations	43	-	68	(2)	111	(2)
Other asset-backed	16	-	9	-	25	-

Total AFS investments	$394	$(2)	$285	$(41)	$679	$(43)

3
7

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

Gross unrealized losses on AFS investments decreased as of September 30, 2019 compared with December 31, 2018 primarily due to lower interest rates and tightening credit spreads.
With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of September 30, 2019 and December 31, 2018 was 7 and 11 years, respectively. As of September 30, 2019 and December 31, 2018, there were 68 and 182 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 15 and 64 securities, respectively, were below book value by more than 5%.
The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of September 30, 2019:

	AFS Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	9	$19	$19
> 15% to 25%	1	1	-
> 25% to 50%	2	14	10
> 50%	3	63	30

Total	15	$97	$59

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of September 30, 2019 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.

3
8

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)
Other-Than-Temporary Impairments
The Company’s fixed-maturity securities for which fair value is less than amortized cost are reviewed quarterly in order to determine whether a credit loss exists. The portion of certain OTTI losses on fixed-maturity securities that does not represent credit losses is recognized in AOCI. Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2018 for a discussion of the Company’s policy for OTTI and its determination of credit loss. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the OTTI losses was recognized in AOCI, and the corresponding changes in such amounts. The additional credit loss impairments for the nine months ended September 30, 2019 and the

three and nine months ended September 30, 2018 were primarily related to an impaired security for which a loss was recognized as the difference between the amortized cost and net present value of projected cash flows. This OTTI resulted from liquidity concerns and other adverse financial conditions of the issuer.

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
Credit Losses Recognized in Earnings Related to Other-Than- Temporary Impairments	2019	2018	2019	2018
Beginning balance	$74	$34	$37	$32
Additions for credit loss impairments recognized in the current period on securities previously impaired	-	1	37	3

Ending balance	$74	$35	$74	$35

The Company does not recognize OTTI on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of September 30, 2019 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (2)
Mortgage-backed:
MBIA (1)	$11	$(5)	$19

(1) -	Includes investments insured by MBIA Corp. and National.

(2) -	Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

Sales of
Available-for-Sale
Investments
Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Proceeds from sales	$508	$583	$1,875	$1,647
Gross realized gains	$79	$1	$100	$4
Gross realized losses	$-	$(2)	$(3)	$(15)

Equity Investments
Unrealized gains and losses recognized on equity investments held as of the end of each period for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Net gains (losses) recognized during the period on equity securities	$2	$3	$9	$3
Less:
Net gains (losses) recognized during the period on equity securities sold during the period	-	-	1	1

Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$2	$3	$8	$2

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
Corporate
The Company has entered into derivative instruments primarily consisting of interest rate swaps to manage the risks associated with fluctuations in interest rates affecting the value of certain assets. During the third quarter of 2019, the Company terminated a portion of its outstanding interest rate swaps. The termination amount paid in cash reflected the fair values of the swaps at the termination date and all collateral held by the counterparty to the interest rate swaps was returned to the Company. The termination of these swaps was executed to reduce future exposure to interest rate movements.
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

Credit Derivatives Sold
The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of September 30, 2019 and December 31, 2018. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s, S&P or MBIA.

$ in millions	As of September 30, 2019
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	0.3 Years	$-	$-	$-	$-	$34	$34	$(10)
Insured swaps	14.8 Years	-	66	1,295	461	-	1,822	(2)

Total notional		$-	$66	$1,295	$461	$34	$1,856

Total fair value		$-	$-	$(1)	$(1)	$(10)		$(12)

$ in millions	As of December 31, 2018
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	1.0 Years	$-	$-	$-	$-	$70	$70	$(33)
Insured swaps	15.7 Years	-	74	1,463	896	-	2,433	(2)

Total notional		$-	$74	$1,463	$896	$70	$2,503

Total fair value		$-	$-	$(1)	$(1)	$(33)		$(35)

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
Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of September 30, 2019
 and
December 31, 2018, the Company did
no
t hold or post cash collateral to derivative counterparties.
As of September 30, 2019 and December 31, 2018, the Company had securities with a fair value of $210 million and $205 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale,
at fair value” on the Company’s consolidated balance sheets.
As of September 30, 2019 and December 31, 2018, the fair value on one
Credit Support Annex (“CSA”) was $2 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of September 30, 2019 and December 31, 2018, the counterparty was rated A
a3
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
The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of September 30, 2019:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$34	Other assets	$-	Derivative liabilities	$(10)
Insured swaps	1,822	Other assets	-	Derivative liabilities	(2)
Interest rate swaps	440	Other assets	2	Derivative liabilities	(152)
Interest rate swaps-embedded	227	Medium-term notes	-	Medium-term notes	(17)
Currency swaps-VIE	56	Other assets-VIE	8	Derivative liabilities-VIE	-
All other	49	Other assets	-	Derivative liabilities	(30)

Total non-designated derivatives	$2,628		$10		$(211)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

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

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2019 and 2018:

In millions
Derivatives Not Designated as		Three Months Ended September 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2019	2018
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$9	$4
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(10)	(5)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(30)	7
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(3)	-
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(14)	(4)

Total		$(48)	$2

The following table presents the effect of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2019 and 2018:

In millions
Derivatives Not Designated as		Nine Months Ended September 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2019	2018
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$23	$36
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(11)	(49)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(85)	33
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(8)	(5)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(23)	(4)

Total		$(104)	$11

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 9: Debt
The Company has disclosed its debt in “Note 10: Debt” in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2018. The following debt discussion is an update and should be read in conjunction with the Company’s Annual Report on Form
10-K
.
Long-Term Debt
During the nine months ended September 30, 2019, the Company redeemed $150 million principal amount of its
6.400
% Senior Notes due 2022 at a cost of 100% of par value plus accrued interest.
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
The Company recorded the refinancing of the MZ Funding debt in accordance with ASC Topic 470, “Debt”, which resulted in a portion of the refinancing being accounted for as a debt modification and a portion of the refinancing being accounted for as a debt extinguishment. In connection with the Refinanced Facility, the Company paid debt issuance costs of $6 million, of which $3 million was expensed and the remainder is being amortized over the term of the Refinanced Facility. The Company also recorded debt extinguishment costs of $1 million to write off the previously capitalized debt issuance costs. These costs are included in “Other net realized gains (losses)” under “Expenses of consolidated variable interest entities” on the Company’s consolidated statement of operations.
Note 10: Income Taxes
The Company’s in
c
ome taxes and the related effective tax rates for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Income (loss) before income taxes	$89	$(45)	$(137)	$(287)
Provision (benefit) for income taxes	$18	$-	$(21)	$2
Effective tax rate	20.2%	0.0%	15.3%	-0.7%
For the nine months ended September 30, 2019, the Company’ effective tax rate applied to its loss before income taxes was lower than the U.S. statutory tax rate due to the full valuation allowance on the changes in its net deferred tax asset and the application of intraperiod tax accounting, partially offset by state income tax expense. There is an offsetting expense recorded to other comprehensive income for the change in the valuation allowance related to the application of intraperiod tax accounting.
For the nine months ended September 30, 2018, the Company’s effective tax rate applied to its loss before income taxes was lower than the U.S. statutory rate due to the full valuation allowance on the changes in its net deferred tax asset.
Deferred Tax Asset, Net of Valuation Allowance
The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax
income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $832 million and $834 million as of September 30, 2019 and December 31, 2018, respectively. The Company will continue to analyze the valuation allowance on a quarterly basis.

4
3

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
Accounting for Uncertainty in Income Taxes
The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of September 30, 2019 and
December 31,

2018, the Company had
no
UTB.
Federal income tax returns through 2011 have been examined or surveyed. As of September 30, 2019, the Company’s NOL is approximately $2.5 billion. The NOL will expire between tax years 2032 through 2039. As of September 30, 2019, the Company has a foreign tax credit carryforward of $62 million, which will expire between tax years 2019 through 2029. As of September 30, 2019, the Company has an alternative minimum tax (“AMT”) credit carryforward of $26 million, which does not expire. As a result of tax reform, AMT credits are now fully refundable no later than 2022. The AMT credit has been reclassed out of the deferred tax asset and into other assets as the AMT credits are now a receivable.
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

4
4

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

4
5

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 11: Business Segments (continued)
Segments Results
The following tables provide the Company’s segment results for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues (1)	$30	$6	$11	$-		$47
Net gains (losses) on financial instruments at fair value and foreign exchange	78	(20)	(14)	-		44
Net gains (losses) on extinguishment of debt	-	(1)	-	-		(1)
Other net realized gains (losses)	-	(1)	1	-		-
Revenues of consolidated VIEs	32	-	50	-		82
Inter-segment revenues (2)	7	15	6	(28)		-

Total revenues	147	(1)	54	(28)		172
Losses and loss adjustment	(90)	-	77	-		(13)
Operating	4	15	7	-		26
Interest	-	17	33	-		50
Expenses of consolidated VIEs	-	-	20	-		20
Inter-segment expenses (2)	14	6	8	(28)		-

Total expenses	(72)	38	145	(28)		83

Income (loss) before income taxes	$219	$(39)	$(91)	$-		$89

Identifiable assets	$4,271	$939	$4,678	$(2,282)	(3)	$7,606

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3) -	Consists primarily of intercompany reinsurance balances and repurchase agreements.

4
6

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 11: Business Segments (continued)

	Three Months Ended September 30, 2018
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues (1)	$45	$7	$58	$-		$110
Net change in fair value of insured derivatives	-	-	(1)	-		(1)
Net gains (losses) on financial instruments at fair value and foreign exchange	1	17	(13)	-		5
Net investment losses related to other-than-temporary impairments	(1)	-	-	-		(1)
Net gains (losses) on extinguishment of debt	-	3	-	-		3
Other net realized gains (losses)	-	-	1	-		1
Revenues of consolidated VIEs	-	-	(12)	-		(12)
Inter-segment revenues (2)	7	11	6	(24)		-

Total revenues	52	38	39	(24)		105
Losses and loss adjustment	48	-	(2)	-		46
Operating	5	13	9	-		27
Interest	-	20	32	-		52
Expenses of consolidated VIEs	-	-	25	-		25
Inter-segment expenses (2)	10	5	9	(24)		-

Total expenses	63	38	73	(24)		150

Income (loss) before income taxes	$(11)	$-	$(34)	$-		$(45)

Identifiable assets	$4,453	$1,062	$5,058	$(2,180)	(3)	$8,393

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists primarily of intercompany reinsurance balances and repurchase agreements.

The following tables provide the Company’s segment results for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues (1)	$106	$21	$28	$-		$155
Net change in fair value of insured derivatives	-	-	13	-		13
Net gains (losses) on financial instruments at fair value and foreign exchange	135	(71)	(24)	-		40
Net investment losses related to other-than-temporary impairments	(37)	-	-	-		(37)
Net gains (losses) on extinguishment of debt	-	(1)	-	-		(1)
Other net realized gains (losses)	1	(2)	3	-		2
Revenues of consolidated VIEs	38	-	41	1		80
Inter-segment revenues (2)	22	48	15	(85)		-

Total revenues	265	(5)	76	(84)		252
Losses and loss adjustment	(34)	-	123	-		89
Operating	8	53	16	-		77
Interest	-	56	98	-		154
Expenses of consolidated VIEs	-	-	69	-		69
Inter-segment expenses (2)	41	17	26	(84)		-

Total expenses	15	126	332	(84)		389

Income (loss) before income taxes	$250	$(131)	$(256)	$-		$(137)

Identifiable assets	$4,271	$939	$4,678	$(2,282)	(3)	$7,606

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists primarily of intercompany reinsurance balances and repurchase agreements.

4
7

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 11: Business Segments (continued)

	Nine Months Ended September 30, 2018
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues (1)	$139	$20	$98	$-		$257
Net change in fair value of insured derivatives	-	-	(13)	-		(13)
Net gains (losses) on financial instruments at fair value and foreign exchange	(13)	48	(17)	-		18
Net investment losses related to other-than-temporary impairments	(3)	-	-	-		(3)
Net gains (losses) on extinguishment of debt	-	3	-	-		3
Other net realized gains (losses)	-	(2)	2	-		-
Revenues of consolidated VIEs	-	-	(72)	-		(72)
Inter-segment revenues (2)	20	36	18	(74)		-

Total revenues	143	105	16	(74)		190
Losses and loss adjustment	184	-	(7)	-		177
Operating	14	39	21	-		74
Interest	-	60	95	-		155
Expenses of consolidated VIEs	-	-	71	-		71
Inter-segment expenses (2)	34	14	27	(75)		-

Total expenses	232	113	207	(75)		477

Income (loss) before income taxes	$(89)	$(8)	$(191)	$1		$(287)

Identifiable assets	$4,453	$1,062	$5,058	$(2,180)	(3)	$8,393

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists primarily of intercompany reinsurance balances and repurchase agreements.

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
In the second quarter of 2018, the holder of all of the outstanding MBIA Inc. warrants exercised its right to purchase shares of MBIA Inc. common stock. As of September 30, 2019, there were no warrants outstanding.

4
8

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 12: Earnings Per Share (continued)

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except per share amounts	2019	2018	2019	2018
Basic earnings per share:
Net income (loss)	$71	$(45)	$(116)	$(289)
Less: undistributed earnings allocated to participating securities	4	-	-	-
Net income (loss) available to common shareholders	67	(45)	(116)	(289)
Basic weighted average shares (1)	78.7	89.5	82.8	89.1

Net income (loss) per basic common share	$0.86	$(0.50)	$(1.40)	$(3.24)

Diluted earnings per share:
Net income (loss)	$71	$(45)	$(116)	$(289)
Less: undistributed earnings allocated to participating securities	4	-	-	-
Net income (loss) available to common shareholders	67	(45)	(116)	(289)
Diluted weighted average shares	78.7	89.5	82.8	89.1

Net income (loss) per diluted common share	$0.86	$(0.50)	$(1.40)	$(3.24)

Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	4.5	1.4	4.5	1.4

(1) -	Includes 1.1 million and
0.9
million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three months ended September 30, 2019 and 2018
,
respectively. Includes 1.0 million and
0.8
 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the nine
months ended September 30, 2019 and 2018, respectively.
Note 13: Accumulated Other Comprehensive Income
The following table presents the changes in the components of AOCI for the nine months ended September 30, 2019:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Instrument-Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, December 31, 2018	$(39)	$(7)	$(110)	$(156)
Other comprehensive income (loss) before reclassifications	133	1	(27)	107
Amounts reclassified from AOCI	(20)	-	26	6

Net period other comprehensive income (loss)	113	1	(1)	113

Balance, September 30, 2019	$74	$(6)	$(111)	$(43)

4
9

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 13: Accumulated Other Comprehensive Income (continued)
The following table presents the details of the reclassifications from AOCI for the three and nine months ended September 30, 2019 and 2018:

In millions	Amounts Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI Components	201 9	2018	201 9	2018	Affected Line Item o n the Consolidated S tatements of O perations
Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$(7)	$2	$16	$4	Net gains (losses) on financial instruments at fair value and foreign exchange
OTTI	42	(2)	5	(3)	Net investment losses related to OTTI
Amortization on securities	(1)	-	(1)	(1)	Net investment income
Total unrealized gains (losses) on AFS securities	34	-	20	-
Instrument-specific credit risk of liabilities:
Settlement of liabilities	(3)	-	(26)	-	Net gains (losses) on financial instruments at fair value and foreign exchange
Total reclassifications for the period	$31	$-	$(6)	$-	Net income (loss)
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
Litigation
MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.
; Index No. 603751/2009 (N.Y. Sup. Ct., N.Y. County)
On September 13, 2018, the Appellate Division of the Supreme Court, First Judicial Department issued a ruling on the parties’ cross-appeals from the court’s March 31, 2017 decision and order on the parties’ summary judgment motions. The ruling affirmed the trial court’s decision, except reversed as to the trial court’s determination to interpret as a matter of law, prior to trial, certain of the representations and warranties that form the predicate for certain of MBIA Corp.’s breach of contract claims. Trial began on July 22, 2019 and concluded on August 2, 2019. Post-trial briefs were exchanged on October 17, 2019, and replies are due November 21, 2019, following which the case will be under submission to the Court.
Lynn Tilton and Patriarch Partners XV, LLC v. MBIA Inc. and MBIA Insurance Corp.; No. 7:19-cv-09733-WHP (S.D.N.Y.)
On November 2, 2015, Lynn Tilton and Patriarch Partners XV, LLC filed a complaint in New York State Supreme Court,
Westchester
 County, against MBIA Inc. and MBIA Corp., alleging fraudulent inducement and related claims arising from purported promises made in connection with insurance policies issued by MBIA Corp. on certain collateralized loan obligations managed by Ms. Tilton and affiliated Patriarch entities, and seeking damages. The plaintiffs filed an amended complaint on January 15, 2016. On March 11, 2018, Ms. Tilton commenced the Zohar Funds Bankruptcy Cases. On May 21, 2018, the court approved the Zohar Bankruptcy Settlement. Subsequently, the parties to the above-captioned litigation jointly filed a request to stay the case for, at minimum, fifteen months, which was granted by Justice Walsh on June 11, 2018. On September 30, 2019, the parties’ agreed-upon stay expired. On October 21, 2019, the Company removed the case to the United States District Court for the Southern District, where it is currently pending
.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 14: Commitments and
Contingencies (continued)
Patriarch Partners, LLC et al. v. MBIA Ins. Corp. et al., Case No.
17-cv-00307
(WHP) (S.D.N.Y.) (the “SDNY Action”)
On November 22, 2017, in a previously pending litigation commenced by the Zohar Funds against Lynn Tilton and her various Patriarch Partners and Octaluna affiliates (collectively “Tilton”), Tilton filed twenty-two
counterclaims and third-party claims against MBIA Inc., MBIA Corp., the Zohar Funds and other entities involved in the Zohar transactions. With respect to the twelve claims asserted against MBIA Inc. and MBIA Corp., Tilton alleged causes of action based on fraud and breaches of fiduciary duty and contract, among others, relating to Tilton’s resignation as collateral manager of the Zohar Funds, the December 2016 auction of collateral assets belonging to Zohar I and the parties’ various disputes concerning the ownership and control over the portfolio companies to which the Zohar Funds made loans and hold certain equity interests. Following Tilton’s commencement of the Zohar Funds Bankruptcy Cases on March 11, 2018 and approval of the Zohar Bankruptcy Settlement, the court stayed the action until October 8, 2019, on which date the court ordered the parties to conduct briefing regarding the court’s jurisdiction to hear the case and the Zohar Funds’ anticipated motion to transfer the case to Delaware to be heard with the Zohar Funds Bankruptcy Cases. Briefing on those issues is scheduled to commence on November 7, 2019, and argument is scheduled for January 23, 2020.
Tilton et al. v. MBIA Inc. et al., Adversary Case No.
 19-50390
(KBO) (Bankr. Del.) (the “Delaware Adversary Proceeding”)
On October 1, 2019, Lynn Tilton and her various Patriarch Partners and Octaluna affiliated entities commenced an adversary proceeding in the Zohar Funds Bankruptcy Cases by filing a complaint against MBIA Inc., MBIA Corp. and other Zohar Fund creditors seeking the equitable subordination of those creditors’ claims with respect to the Zohar Funds. The plaintiffs claim they are entitled to subordination of the defendants’ claims in the Zohar Funds based on similar allegedly inequitable and unfair conduct described in plaintiffs’ allegations in the Westchester Action and SDNY Action. The plaintiffs further allege that MBIA Inc. and MBIA Corp. engaged in inequitable conduct following the commencement of the Zohar Funds Bankruptcy Cases.
Assured Guaranty Corp. et al. v. Commonwealth of Puerto Rico et al.
, Case No. 17 BK
3567-LTS
(D.P.R. June 3, 2017) (Swain, J
.
)
On May 21, 2017, the Oversight Board filed a petition under Title III of PROMESA to adjust the debts for the Puerto Rico Highways & Transportation Authority (“PRHTA”). On June 3, 2017, National, together with Assured Guaranty Corp. and Assured Guaranty Municipal Corp. and Financial Guaranty Insurance Company, filed an adversary complaint in the case commenced by the Title III filing, alleging that the Commonwealth and PRHTA are unlawfully diverting pledged special revenues from the payment of certain PRHTA bonds to the Commonwealth’s General Fund. Motions to dismiss were filed on June 28, 2017, and oral arguments were heard on November 21, 2017. On January 30, 2018, the court granted the Commonwealth defendants’ motion to dismiss the PRHTA-related adversary complaint. On February 9, 2018, National, together with Assured, Assured Guaranty Municipal Corp. and Financial Guaranty Insurance Company filed their notice of appeal of the motions to dismiss to the United States Court of Appeals for the First Circuit. Appellants filed their opening brief on May 9, 2018, and Appellees filed their opposition brief on July 9, 2018. Appellants’ reply brief was filed on August 8, 2018. Oral argument was held on November 5, 2018. On March 26, 2019, the First Circuit held that consensual prepetition liens on special revenues will remain in place after the filing of the bankruptcy petition, but agreed with the district court that the provision “does not mandate the turnover of special revenues or require continuity of payments of the PRHTA Bonds during the pendency of the Title III proceeding.” Appellants have submitted a motion seeking review of this opinion by the full First Circuit panel, and will determine within the 90 days of this decision whether to file a writ of certiorari for hearing before the United States Supreme Court. On July 31, 2019, the First Circuit denied the request for full panel review, which permit
s
the movants to file a writ of certiorari requesting a Supreme Court review of the First Circuit’s ruling.

On September 20, 2019, Appellants filed a petition for a writ of certiorari requesting Supreme Court review of the First Circuit’s ruling.
Motion of Assured Guaranty Corp., Assured Guaranty Municipal Corp., and National Public Finance Guarantee Corporation for Adequate Protection or, in the Alternative, for Relief from the Automatic Stay
, Case No. 17 BK
3567-LTS
(D.P.R. August 23, 2019) (Swain, J.)
On August 23, 2019, National and Assured (“Movants”) filed a motion in the Title III case for PRHTA for adequate protection or, in the alternative, relief from the automatic stay. The motion argues that the revenues securing the bonds insured by Movants are being improperly diverted away from PRHTA, despite such revenues being the exclusive property of PRHTA and its bondholders. The proceeding is currently stayed until
December
 3
1
, 2019 pending the outcome of mandatory mediation ordered by the Title III Court.
The Financial Oversight and Management Board for Puerto Rico, as Representative of the Puerto Rico Highways and Transportation Authority, et al. v. National Public Finance Guarantee Corporation, et al
., Case No.
 19-00363
(D.P.R. May 20, 2019) (Swain, J.)
On May 20, 2019, the Oversight Board and the Official Committee of Unsecured Creditors of all Title III Debtors filed an adversary complaint against National and numerous other defendants, challenging the extent and enforceability of certain security interests in PRHTA revenues. The proceeding is currently stayed until
December
 3
1
, 2019, pending the outcome of mandatory mediation ordered by the Title III Court.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 14: Commitments and
Contingencies (continued)
The Financial Oversight and Management Board for Puerto Rico, as representative of The Puerto Rico Electric Power Authority, et al.
, Case No. 17 BK
4780-LTS
(D.P.R. July 19, 2017) (Swain, J.)
On July 18, 2017, National, together with other PREPA bondholders, asked the court overseeing PREPA’s Title III bankruptcy proceeding to lift the automatic bankruptcy stay, and permit bondholders to seek appointment of a receiver to oversee PREPA. On September 14, 2017, the court held that PROMESA barred relief from the stay because the appointment of a receiver would (i) interfere with PREPA’s property and governmental powers, and (ii) violate the court’s exclusive jurisdiction over PREPA’s property. The court also held that a comparison of the harms facing both parties pointed towards denying relief from the stay. The bondholders appealed the decision to the First Circuit. As of April 23, 2018, the appeal was fully briefed. The First Circuit heard oral argument on June 5, 2018. On August 8, 2018, the United State Court of Appeals for the First Circuit issued an order reversing Judge Swain’s decision on jurisdictional grounds and remanding the motion. On October 3, 2018, National, together with Assured Guaranty Corp., Assured Guaranty Municipal Corp., and Syncora Guarantee Inc. (collectively, “Movants”) filed an updated motion for relief from the automatic stay to allow Movants to exercise their statutory right to have a receiver appointed at PREPA (the “Receiver Motion”). Discovery in connection with the Receiver Motion is ongoing. The Oversight Board filed a Motion to Dismiss the Receiver Motion (together with the Receiver Motion, the “Motions”). The Title III Court approved a number of requests to extend the deadline for the Oversight Board to respond to the Receiver Motion and for Movants to respond to the Motion to Dismiss the Receiver Motion. The Motions have been stayed until the Court rules on the motion currently scheduled to be heard on January 14, 2020 seeking to approve the Definitive Restructuring Support Agreement (as amended, the “RSA”).
Definitive Restructuring Support Agreement for PREPA
On May 3, 2019, PREPA, the Oversight Board, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”), the Ad Hoc Group of PREPA bondholders (the “Ad Hoc Group”), and Assured Guaranty Corp. and Assured Guaranty Municipal Corp. (“Assured”) (together, the “RSA Parties”)

previously entered into the RSA. On September 9, 2019 National, and Syncora Guarantee Inc. (“Syncora”), and the RSA Parties agreed on an amendment to the RSA pursuant to which National and Syncora joined the RSA.
Among other things, the RSA contemplates a transaction pursuant to which, upon the effective date of a plan of adjustment, PREPA’s legacy bonds will be exchanged for new securitization bonds to be issued in two tranches (the “Securitization Bonds”). In addition, beginning on the last day of the month in which the order approving the RSA is entered
, holders of bonds that are subject to the RSA will receive monthly settlement payments funded by a settlement charge to be included on customer bills (the “Settlement Payments”) until the effective date of a plan of adjustment for PREPA. The Settlement Payments are subject to increase if a plan of adjustment is not confirmed before March 31, 2021. The RSA provides that supporting parties will receive an administrative claim equal to interest accrued on certain of the securitization bonds, less the amount of any Settlement Payments made on account of such bonds, which administrative claim shall survive termination of the RSA. Additionally, pursuant to the RSA, supporting creditors will also receive certain fees and expense reimbursements. The RSA contemplates the filing of a plan of adjustment for PREPA by March 31, 2020.
Pursuant to the RSA, the Oversight Board filed a 9019 motion with the Title III court in May 2019 seeking approval of the RSA (the “Settlement Motion”)
.
The RSA requires, upon entry of the order approving the Settlement

Motion
(the “9019 Order”), that Movants will withdraw

the Receiver Motion
, and
the Ad Hoc Group
will
support
 su
ch wi
thdrawal
. The RSA further states that the hearing for approval of the Settlement Motion is contingent on receiving no later than two business days prior to such hearing the support of holders or insurers representing a minimum of 60% in aggregate principal amount of all legacy bonds.
Approximately
90
% of PREPA’s bondholders have joined the deal.
As contemplated by the RSA, on July 1, 2019, the Oversight Board and AAFAF also filed an adversary complaint against the Trustee for the PREPA Bonds, challenging the validity of the liens arising under the Trust Agreement that secure insured obligations of National. The adversary proceeding is stayed until the earlier of (a) 60 days after the Court denies the
Sett
leme
nt
 Motion, (b) consummation of a Plan, (c) 60 days after the filing by the Oversight Board and AAFAF of a Litigation Notice, or (d) further order of the Court.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 14: Commitments and
Contingencies (continued)

Cortland Capital Market Services LLC, et al. v. The Financial Oversight and Management Board for Puerto Rico et, al.,
Case No.
 19-00396
(D.P.R. July 9, 2019) (Swain, J.)
On July 9, 2019, the “Fuel Line Lenders,” parties who extended approximately $700 million in working capital to PREPA beginning in 2012 to fund fuel purchases, filed an adversary complaint against the Oversight Board, PREPA, AAFAF, and the Trustee for the PREPA Bonds, alleging that they are entitled to be paid in full before National and other bondholders have any lien on or recourse to PREPA’s assets, including pursuant to the RSA. On September 17, 2019, National, Assured, Syncora, and the Ad Hoc Group moved to intervene in the proceeding. On September 30, 2019, the Fuel Line Lenders filed an amended complaint which added National, Assured, Syncora, and the Ad Hoc Group as defendants.
Sistema de Retiro de los Empleados de la Autoridad de Energa Elctrica (SREAEE) v. The Financial Oversight and Management Board for Puerto Rico et, al.,
Case No.
 19-00405
(D.P.R. August 6, 2019) (Swain, J.)
On August 6, 2019, the Sistema de Retiro de los Empleados de la Autoridad de Energía Eléctrica filed an adversary complaint against the Oversight Board, PREPA, AAFAF, and the Trustee for the PREPA Bonds, which asserts an entitlement under the Trust Agreement to payment priority ahead of PREPA’s bondholders. On September 17, 2019, National, Assured, Syncora, and the Ad Hoc Group moved to intervene in the proceeding. Responses to the intervention motion were filed October 7, 2019, and replies were filed October 18, 2019.
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
The Financial Oversight and Management Board for Puerto Rico, as Representative of the Commonwealth of Puerto Rico, et al. v. the Puerto Rico Public Buildings Authority
, Case No.
 18-00149
(D.P.R. December 21, 2018) (Swain, J.)
On December 21, 2018, the Oversight Board and the Official Committee of Unsecured Creditors of all Debtors other than COFINA filed an adversary complaint against the Puerto Rico Public Buildings Authority (“PBA”), seeking a declaration that leases purportedly entered into by PBA are in fact disguised financing transactions and that PBA therefore has no right under PROMESA or the Bankruptcy Code to receive post-petition payments from the Title III debtors or administrative claims against the debtors. On January 28, 2019, National filed a motion to intervene in the proceeding. On March 12, 2019, the Court granted National’s intervention motion. On March 19, 2019, National filed an answer to the complaint. The proceeding is currently stayed until December 31, 2019, pending the outcome of mandatory mediation ordered by the Title III Court.
The Financial Oversight and Management Board for Puerto Rico, as Representative of the Commonwealth of Puerto Rico, et al. v. National Public Finance Guarantee Corporation, et al
., Case No.
 19-00291
(D.P.R. May 2, 2019) (Swain, J.)
On May 2, 2019, the Oversight Board and the Official Committee of Unsecured Creditors of all Title III Debtors filed an adversary complaint against National and numerous other defendants, challenging the existence, extent, and enforceability of asserted consensual and statutory liens on general obligation bonds issued by the Commonwealth. The proceeding is currently stayed until December 31, 2019, pending the outcome of mandatory mediation ordered by the Title III Court.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 14: Commitments and

Contingencies (continued)
National Public Finance Guarantee Corporation et al. v. UBS Financial Services, Inc. et al.,
No.
19-422-LTS
(D.P.R.), removed from No. SJ2019CV07932 (Superior Court San Juan)
On August 8, 2019, National and MBIA Corp. filed suit in the Court of First Instance in San Juan, Puerto Rico against UBS Financial Services, Inc., UBS Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Merrill Lynch, Fenner & Smith Inc., RBC Capital Markets LLC, and Santander Securities LLC, bringing two claims under Puerto Rico law: doctrina de actos propios (the doctrine of one’s own acts) and unilateral declaration of will. These claims concern the insurance by National and MBIA of bonds issued by the Commonwealth of Puerto Rico and its instrumentalities that were underwritten by these defendants. National and MBIA allege that, when the defendants solicited bond insurance, they represented through their acts that they would investigate certain information they provided to National and MBIA and that they had a reasonable basis to believe that information was true and complete. National and MBIA further allege, however, that the defendants, contrary to their representations, did not perform such investigations and that key information was untrue or incomplete. National and MBIA relied on defendants’ acts to their detriment. National and MBIA seek damages to be proven at trial. On September 9, 2019, Defendants removed National’s claims to federal court in the District of Puerto Rico. National filed its motion to remand the case on October 9, 2019. Defendants’ opposition is due no later than November 8, 2019 and National expects to file its reply no later than November 29, 2019.
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
Lease Commitments
The Company has a lease agreement for its headquarters in Purchase, New York as well as other immaterial leases for offices in New York, New York and San Francisco, California, as well as office equipment. The Purchase, New York initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense is recognized on a straight-line basis. The following table provides information about the Company’s leases as of September 30, 2019:

$ in millions	As of September 30, 2019	Balance Sheet Location
Right-of-use asset	$22	Other assets
Lease liability	$22	Other liabilities
Weighted average remaining lease term (years)	8.2
Discount rate used for operating leases	7.5%
Total future minimum lease payments	$33
Note 15: Subsequent Even
t
s
Refer to “Note 14: Commitments and Contingencies” for information about legal proceedings that occurred after September 30, 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except per share amounts	2019	2018	2019	2018
Net income (loss)	$71	$(45)	$(116)	$(289)
Net income (loss) per diluted share	$0.86	$(0.50)	$(1.40)	$(3.24)
Adjusted net income (loss) (1)	$115	$(32)	$78	$(144)
Adjusted net income (loss) per diluted share (1)	$1.46	$(0.35)	$0.94	$(1.62)
Cost of shares repurchased	$40	$-	$94	$14

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

2019 Events
•	On January 1, 2019 and July 1, 2019, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”), defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $393 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
(continued)
•	In February of 2019, the Plan of Adjustment for the Puerto Rico Sales Tax Financing Corporation (“COFINA”) was implemented. National insured bondholders were given the option of commuting their insurance policy and receiving uninsured COFINA bonds or placing their new uninsured COFINA bonds into National Custodial Trusts (the “Trusts”) and continue to benefit from a National insurance policy. As a result, seven Trusts were formed and consolidated as variable interest entities (“VIEs”) by the Company. National tendered and commuted $182 million market value of National insured COFINA bonds it owned for new uninsured COFINA bonds, which in conjunction with other tendered and commuted bonds, resulted in a reduction to National’s insured exposure to COFINA. Since the closing date and initial distribution of cash and bonds, National has elected to sell all of the new uninsured bonds held in the Trusts during the second and third quarters of 2019. The sale of bonds held in the Trusts resulted in a further reduction to National’s exposure to COFINA. Since this transaction was implemented through September 30, 2019, National’s COFINA gross par outstanding, gross par outstanding plus capital appreciation bonds (“CABs”) accreted interest and debt service outstanding declined by approximately $648 million, $1.1 billion and $4.0 billion, respectively.

•	In July of 2019, MBIA Corp. consummated a financing facility (the “Refinanced Facility”) between MZ Funding LLC (“MZ Funding”) and certain purchasers, pursuant to which the purchasers or their affiliates (collectively, the “Senior Lenders”), agreed to refinance the outstanding insured senior notes of MZ Funding, and MBIA Inc. received amended subordinated notes of MZ Funding (the Senior Lenders and MBIA Inc. being referred to herein as, the “Lenders”). In connection with the refinancing transaction, MZ Funding and MBIA Corp. entered into an amended and restated credit agreement (the “New Credit Agreement” and the loans thereunder, the “MBIA Loans”). MBIA Corp. issued new financial guarantee insurance policies (the “MBIA Corp. Policies”) insuring the Refinanced Facility. Refer to the “Liquidity” section for additional information on the Refinanced Facility.

•	In September of 2019, National agreed to join the restructuring support agreement, as amended (“RSA”), with the Puerto Rico Electric Power Authority (“PREPA”), other monoline insurers, a group of uninsured PREPA bondholders, Puerto Rico, and the Financial Oversight and Management Board for Puerto Rico. The restructuring transaction described in the RSA is intended to, among other things, provide a framework for the consensual resolution of the treatment of National’s insured PREPA revenue bonds in PREPA’s recovery plan. Upon consummation of the restructuring transaction, PREPA’s revenue bonds will be exchanged into new securitization bonds issued by a special purpose entity and secured by a segregated transition charge assessed on customer’s electricity bills. The closing of the restructuring transaction is subject to a number of conditions, including the Title III Court’s approval of the RSA and settlement described therein, support of a minimum of 67% of voting bondholders for a plan of adjustment that includes the proposed treatment of PREPA revenue bonds and confirmation of such plan by the Title III Court, and execution of acceptable documentation and legal opinions.

Economic and Financial Market Trends
The U.S. economy remained healthy during the third quarter of 2019 due to a strong labor market and low inflation. Economic activity has seen moderate gains due to an increase in household spending from earlier in the year, however, fixed investment in the business sector has been tepid. In addition, increases in U.S. home prices across the country have continued to slow.
The Federal Open Market Committee (“FOMC”) lowered the federal funds rate by 25 basis points at each of its July, September and October of 2019 meetings. The FOMC cited potential global developments including lingering trade uncertainties affecting the economic outlook along with reduced inflationary pressures. The FOMC stated that it will continue to assess various economic factors including labor market developments, inflation stresses and domestic and international environments relative to its objectives of maximum employment and 2% inflation. In addition, the FOMC emphasized patience with respect to future adjustments to the federal funds target rate based on global economic and financial developments.
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
RESULTS OF OPERATIONS
Summary of Consolidated Results
The following table presents a summary of our consolidated financial results for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except per share amounts	2019	2018	2019	2018
Total revenues	$172	$105	$252	$190
Total expenses	83	150	389	477

Income (loss) before income taxes	89	(45)	(137)	(287)
Provision (benefit) for income taxes	18	-	(21)	2

Net income (loss)	$71	$(45)	$(116)	$(289)

Net income (loss) per common share:
Basic	$0.86	$(0.50)	$(1.40)	$(3.24)
Diluted	$0.86	$(0.50)	$(1.40)	$(3.24)
Weighted average number of common shares outstanding:
Basic	78.7	89.5	82.8	89.1
Diluted	78.7	89.5	82.8	89.1

Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018
Consolidated total revenues increased for the three months ended September 30, 2019 compared with the same period of 2018 primarily due to favorable changes in revenues of consolidated VIEs and realized gains from the sale of uninsured PREPA bonds. The favorable change in revenues of consolidated VIEs was primarily due to an increase in net gains from second-lien residential mortgage-backed securities (“RMBS”)
put-back
claims on ineligible mortgage loans and lower losses related to the deconsolidation of consolidated VIEs in the third quarter of 2018. These increases were partially offset by lower premiums earned as a result of the acceleration of premiums related to the termination of several international public finance policies in 2018 and overall decreases in premiums from maturities and early settlements of other insured transactions with no meaningful writings of new insurance policies.
Consolidated total expenses for the three months ended September 30, 2019 included a loss and LAE benefit of $13 million compared with an expense of $46 million for the same period of 2018. The decrease in loss and LAE for the three months ended September 30, 2019 compared with the same period of 2018 was primarily due to decreases in losses on certain Puerto Rico credits, partially offset by increases in losses on insured collateralized debt obligations (“CDO”) and insured first-lien RMBS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
(continued)
Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018
Consolidated total revenues increased for the nine months ended September 30, 2019 compared with the same period of 2018 primarily due to favorable changes in revenues of consolidated VIEs, realized gains from the sale of uninsured PREPA bonds and a decrease in net losses on an insured derivative. The favorable change in revenues of consolidated VIEs was primarily due to lower losses related to the deconsolidation of consolidated VIEs in 2018. These increases were partially offset by (i) lower premiums earned as a result of the acceleration of premiums related to the termination of several international public finance policies in 2018 and overall decreases in premiums from maturities and early settlements of other insured transactions with no meaningful writings of new insurance policies and, (ii) an increase in net investment losses related to other-than-temporary impairments (“OTTI”). Net investment losses related to OTTI primarily related to an impaired security for which a loss was recognized as the difference between the amortized cost and net present value of projected cash flows.
Consolidated total expenses for the nine months ended September 30, 2019 and 2018 included $89 million and $177 million, respectively, of net insurance losses and LAE. The decrease in loss and LAE for the nine months ended September 30, 2019 compared with the same period of 2018 was primarily due to a decrease in losses incurred on certain Puerto Rico exposures, partially offset by an increase in losses incurred on insured first-lien RMBS and insured CDOs.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
(continued)
The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except share and per share amounts	2019	2018	2019	2018
Net income (loss)	$71	$(45)	$(116)	$(289)
Less: adjusted net income (loss) adjustments:
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(94)	(34)	(257)	(190)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments (1)	(31)	18	(69)	45
Foreign exchange gains (losses) (1)	16	2	18	15
Net gains (losses) on sales of investments (1)	78	(1)	125	(12)
Net investment losses related to OTTI	-	(1)	(37)	(3)
Net gains (losses) on extinguishment of debt	(1)	3	(1)	3
Other net realized gains (losses)	(1)	-	(2)	(2)
Adjusted net income adjustment to the (provision) benefit for income tax (2)	(11)	-	29	(1)

Adjusted net income (loss)	$115	$(32)	$78	$(144)

Adjusted net income (loss) per diluted common share (3)	$1.46	$(0.35)	$0.94	$(1.62)
Gain (loss) related to our U.S. public finance insurance segment VIE consolidations included in adjusted net income (loss)	37	-	17	-
Gain (loss) related to our U.S. public finance insurance segment VIE consolidations per diluted common share included in adjusted net income (loss) per diluted common share	0.46	-	0.20	-

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(3) -	Adjusted net income (loss) per diluted common share is calculated by taking operating income (loss) divided by the GAAP weighted average number of diluted common shares outstanding.

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
The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

In millions except share and per share amounts	As of September 30, 2019	As of December 31, 2018
Total shareholders’ equity of MBIA Inc.	$1,035	$1,119
Common shares outstanding	80,467,930	89,821,713
GAAP book value per share	$12.86	$12.46
Management’s adjustments described above:
Remove negative book value per share of MBIA Corp.	(15.08)	(10.93)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	1.14	(0.46)
Include net unearned premium revenue in excess of expected losses	3.54	3.53
Remove gain (loss) related to National VIE consolidations	-	-

U.S. Public Finance Insurance
Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt
and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of September 30, 2019, National had total insured gross par outstanding of $51.3 billion.

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
The following table presents our U.S. public finance insurance segment results for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2019	2018	Change	2019	2018	Change
Net premiums earned	$14	$24	-42%	$50	$75	-33%
Net investment income	23	27	-15%	76	83	-8%
Fees and reimbursements	-	1	-100%	2	2	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	78	1	n/m	135	(14)	n/m
Net investment losses related to other-than-temporary impairments	-	(1)	-100%	(37)	(3)	n/m
Other net realized gains (losses)	-	-	-%	1	-	n/m
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	32	-	n/m	81	-	n/m
Other net realized gains (losses)	-	-	-%	(43)	-	n/m

Total revenues	147	52	n/m	265	143	85%

Losses and loss adjustment	(90)	48	n/m	(34)	184	-118%
Amortization of deferred acquisition costs	4	6	-33%	13	17	-24%
Operating	14	9	56%	36	31	16%

Total expenses	(72)	63	n/m	15	232	-94%

Income (loss) before income taxes	$219	$(11)	n/m	$250	$(89)	n/m

n/m - Percent change not meaningful.
NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Certain premiums are eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The decrease in net premiums earned for the three months ended September 30, 2019 compared with the same period of 2018 resulted from decreases in refunded premiums earned of $7 million and scheduled premiums earned of $3 million. The decrease in net premiums earned for the nine months ended September 30, 2019 compared with the same period of 2018 resulted from decreases in refunded premiums earned of $22 million and scheduled premiums earned of $3 million. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. Net premiums earned during the three and nine months ended September 30, 2019 includes the elimination of $14 million and $16 million, respectively, due to the consolidation of VIEs. The Company did not consolidate any VIEs in its U.S. Public Finance segment during the nine months ended September 30, 2018.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended September 30, 2019 compared with the same period of 2018 was primarily due to realized gains from the sale of uninsured PREPA bonds. The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the nine months ended September 30, 2019 compared with the same period of 2018 was principally due to gains from the sales of uninsured PREPA bonds and from the COFINA bond exchange.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
(continued)
NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to OTTI for the nine months ended September 30, 2019 were primarily related to an impaired security for which a loss was recognized as the difference between the amortized cost and net present value of projected cash flows. This OTTI resulted from liquidity concerns and other adverse financial conditions of the issuer.
REVENUES OF CONSOLIDATED VIEs VIEs within our U.S. Public Finance Insurance segment comprise the Trusts established in connection with the COFINA Plan of Adjustment. For the three months ended September 30, 2019, total revenues of consolidated VIEs were $32 million. This was primarily due to net gains from increases in the fair values of collateral since consolidating the VIEs. For the nine months ended September 30, 2019, total revenues of consolidated VIEs were $38 million. This was primarily due to net gains from increases in the fair values of collateral since consolidating the VIEs, partially offset by a loss on the initial consolidation of the VIEs in February of 2019. We elected to record at fair value certain instruments that are consolidated under accounting guidance for consolidation of VIEs and, as such, changes in fair values of these instruments, which include investments held and debt issued, are reflected in earnings. During the third quarter of 2019, all remaining investment assets of the Trusts were sold and the proceeds were used to extinguish a substantial amount of debt issued by the Trusts. Refer to the following “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information.
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
The following table presents information about our U.S. public finance insurance loss and LAE expenses for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2019	2018	Change	2019	2018	Change
Losses and loss adjustment expenses (1)	$(90)	$48	n/m	$(34)	$184	-118%

(1) -	As a result of consolidation of VIEs, loss and LAE includes the elimination of an expense of $15 million and a benefit of $9 million for the three and nine months ended September 30, 2019, respectively.

n/m	- Percent change not meaningful.

For the three and nine months ended September 30, 2019 and 2018, losses and LAE primarily related to certain Puerto Rico exposures.
The following table presents information about our U.S. public finance insurance loss recoverable and loss and LAE reserves as of September 30, 2019 and December 31, 2018:

In millions	September 30, 2019	December 31, 2018	Percent Change
Assets:
Insurance loss recoverable	$945	$571	65%
Reinsurance recoverable on paid and unpaid losses (1)	10	16	-38%
Liabilities:
Loss and LAE reserves	374	551	-32%
Insurance loss recoverable - ceded (2)	20	15	33%

Net reserve (salvage)	$(561)	$(21)	n/m

(1) -	Reported within “Other assets” on our consolidated balance sheets.

(2) -	Reported within “Other liabilities” on our consolidated balance sheets.

n/m	- Percent change not meaningful.

Insurance loss recoverable as of September 30, 2019 increased compared with December 31, 2018 primarily as a result of expected recoveries related to claims paid on certain Puerto Rico exposures in 2019 and changes in discount rates. Loss and LAE reserves as of September 30, 2019 decreased compared with December 31, 2018 primarily due to actual and expected payments related to certain Puerto Rico exposures, as well as consolidating the COFINA Trusts as VIEs which resulted in the elimination of the COFINA loss and LAE reserve.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
(continued)
POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and nine months ended September 30, 2019 and 2018 are presented in the following table:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2019	2018	Change	2019	2018	Change
Gross expenses	$14	$10	40%	$36	$32	13%

Amortization of deferred acquisition costs	$4	$6	-33%	$13	$17	-24%
Operating	14	9	56%	36	31	16%

Total insurance operating expenses	$18	$15	20%	$49	$48	2%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Operating expenses increased for the three and nine months ended September 30, 2019 compared with the same periods of 2018 due to an increase in legal costs.
Amortization of deferred acquisition costs decreased for the nine months ended September 30, 2019 compared with the same period of 2018 due to a decrease in refunding activity in the current year. When an insured obligation refunds, we accelerate any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during the first nine months of 2019 or 2018.
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
The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of September 30, 2019 and December 31, 2018. CABs are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	September 30, 2019		December 31, 2018
Rating	Amount	%	Amount	%
AAA	$2,815	5.5%	$3,108	5.4%
AA	20,265	39.6%	22,162	38.3%
A	15,870	31.0%	18,495	32.0%
BBB	8,526	16.6%	9,166	15.8%
Below investment grade	3,778	7.3%	4,934	8.5%

Total	$51,254	100.0%	$57,865	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
(continued)
U.S. Public Finance Insurance Puerto Rico Exposures
The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of September 30, 2019.

In millions	Gross Par Outstanding		Gross Par Outstanding Plus CABs Accreted Interest	Debt Service Outstanding	National Internal Rating
Puerto Rico Electric Power Authority (PREPA)	$968		$968	$1,340	d
Puerto Rico Commonwealth GO	485		485	600	d
Puerto Rico Public Buildings Authority (PBA) (2)	170		170	233	d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	523		523	909	d
Puerto Rico Highway and Transportation Authority - Subordinated Transportation Revenue (PRHTA)	27		27	36	d
Puerto Rico Sales Tax Financing Corporation (COFINA)	36	(1)	65	220	d
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	54	(1)	56	77	d
University of Puerto Rico System Revenue	76		76	105	d
Inter American University of Puerto Rico Inc.	21		21	28	a3

Total	$2,360		$2,391	$3,548

(1) -	Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy.

(2) -	Additionally secured by the guarantee of the Commonwealth of Puerto Rico.

On June 30, 2016, the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), was signed into law by the President of the United States. PROMESA provides for the creation of an independent oversight board (the “Oversight Board”) with powers relating to the development and implementation of a fiscal plan for Puerto Rico as well as a court-supervised process that allows Puerto Rico to restructure its debt if voluntary agreements cannot be reached with creditors through a collective action process.
On May 3, 2017, the Oversight Board certified and filed a petition under Title III of PROMESA for Puerto Rico with the District Court of Puerto Rico thereby commencing a bankruptcy-like case for Puerto Rico. Under a separate petition, the Oversight Board also commenced a Title III case for COFINA on May 5, 2017. Subsequently, the Oversight Board also certified and filed voluntary petitions under Title III of PROMESA for several other entities, including PRHTA and PREPA on May 21, 2017 and July 2, 2017, respectively.
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
On April 24, 2019, the Oversight Board filed a request with the First Circuit to extend the 90 day stay indefinitely pending Supreme Court review. On April 29, 2019, Aurelius, Assured and UTIER filed briefs in opposition, arguing that the stay request should be denied because the Oversight Board cannot demonstrate that at least five Justices would vote to reverse this First Circuit’s Appointments Clause decision. On May 6, 2019, the First Circuit entered an order denying the Oversight Board’s request but extended the stay of its mandate 60 days until July 15, 2019. On June 18, 2019, the Oversight Board filed a motion asking the First Circuit to stay the issuance of its mandate pending the Supreme Court’s disposition of multiple certification petitions appealing the February 15 decision. On June 20, 2019, the Supreme Court granted the certification petitions. On July 2, 2019, the First Circuit granted the Oversight Board’s motion to stay the mandate pending the Supreme Court’s final disposition. The Supreme Court heard oral arguments on October 15, 2019 and a decision is not expected until 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
(continued)
As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $1.1 billion relating to general obligation (“GO”) bonds, PBA bonds, PREPA bonds and PRHTA bonds through September 30, 2019. Inclusive of the commutation payment related to the COFINA Plan of Adjustment, National has paid total gross claims in the aggregate amount of approximately $1.1 billion related to Puerto Rico.
On May 2, 2019, the Oversight Board and the Official Committee of Unsecured Creditors of all Title III Debtors (other than COFINA) (the “Committee”) filed lien avoidance adversary complaints against several hundred defendants, including National, challenging the existence, extent, and enforceability of GO bondholders’ liens. The Court has stayed the proceedings until December 31, 2019.
On June 17, 2019, the Oversight Board announced it reached an agreement with certain Commonwealth GO bondholders and guaranteed PBA bondholders on a framework for a plan of adjustment to resolve $35.0 billion worth of debt and unsecured claims against the Commonwealth. The supporting creditors, which collectively hold about $3.0 billion of bonds, executed a Plan Support Agreement (the “PSA”), that, if implemented, purports to reduce the amount of Commonwealth related bonds to less than $12.0 billion from about $18.0 billion. The PSA provides for a range of recoveries for pre-2012
GO bondholders, ranging from 64.1% and 89.4%. PBA bondholders would receive a slightly higher range of recoveries due on sourced recoveries. The PSA also provides a mechanism to settle outstanding litigation relating to the invalidation of $6.0 billion in Commonwealth general obligations bonds issued in 2012 and 2014. These late vintage bondholders would have the option to litigate for equal treatment as the pre-2012
bonds or settle at levels meaningfully below the early vintage bonds’ floor recovery. The recovery for the pre-2012
bonds adjusts depending on the outcome of the litigation and number of bondholders that opt to participate in the PSA settlement terms.
On July 24, 2019, Judge Swain entered an order staying certain adversary proceedings and contested matters until December 31, 2019, and imposing mandatory mediation under Judge Houser. Among the matters stayed in which National is either a party in interest or intervenor are the (i) PBA adversary proceeding seeking to recharacterize the PBA bonds as financings and (ii) GO adversary and HTA adversary proceedings, both challenging bondholder liens.
On September 27, 2019, the Oversight Board filed a joint proposed plan of adjustment, and disclosure statement based on the PSA. The proposed plan of adjustment would restructure Commonwealth claims, including GO bonds, PBA bonds, ERS bonds, among other agreements, and the Government’s pension liabilities. The Governor of Puerto Rico has publicly expressed support for the proposed plan, though Puerto Rico’s Chief Financial Officer and executive director of the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) has stated that he views a one-year
timeline for confirming the plan as a “best case scenario.” National insures only pre-2012
bonds and is not party to the PSA.
PBA
On December 21, 2018, the Oversight Board filed an adversary complaint seeking to disallow the PBA’s administrative rent claims against the Commonwealth. The PBA bonds are payable from the rent the Commonwealth pays under its lease agreements with the PBA. The Oversight Board alleges that the Commonwealth has no obligation to make rent payments under section 365(d)(3) of the Bankruptcy Code and that the PBA is not entitled to a priority administrative expense claim under the leases. On April 16, 2019, Judge Swain entered an order setting a discovery schedule. The proceeding is currently stayed until December 31, 2019 pending the outcome of mediation.
On September 27, 2019, in connection with the joint proposed plan of adjustment filed that same day, the Oversight Board filed a Title III petition for the PBA.
COFINA
The Oversight Board filed a Plan of Adjustment and Disclosure Statement on October 19, 2018. The Plan of Adjustment was the culmination of efforts by interested parties to resolve the Commonwealth-COFINA dispute over the ownership of the territory’s sales and use taxes. The Plan of Adjustment reflected the settlement of the Commonwealth-COFINA dispute by allocating an amount up to 53.65% of the Pledged Sales Tax Base Amount in any given year to COFINA and the balance (46.35%) of the annual Pledged Sales Tax Base Amount to the Commonwealth. The Plan of Adjustment further provided for senior COFINA bondholders to receive a 93.0% recovery on their prepetition bond claims and subordinate bondholders to receive approximately 56.4% of their prepetition claims. In addition, to compensate bondholders for the cost of negotiating and executing the PSA, bondholders that were party to the PSA received, subject to certain exceptions, a pro rata share of additional cash in an amount equal to 2.0% of the aggregate amount of existing COFINA bond claims. A hearing regarding the Commonwealth’s motion for approval of the Settlement Agreement and to confirm the Plan of Adjustment was held on January 16 and 17, 2019 in San Juan, Puerto Rico. A confirmation order was issued on February 4, 2019 and the closing occurred on February 12, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
(continued)
As part of the Plan of Adjustment, National tendered and commuted $182 million market value of National insured COFINA bonds it owned for new uninsured COFINA bonds, which in conjunction with other tendered and commuted bonds, resulted in a reduction to National’s insured exposure to COFINA. The Plan of Adjustment also provided for the establishment of Trusts to hold new uninsured COFINA bonds for the benefit of insured bondholders and to track National’s original obligation as adjusted. Since the closing date and initial distribution of cash and bonds, National elected to sell all of the new uninsured bonds held in the Trusts during the second and third quarters of 2019. The sales of bonds held in the Trusts were used to extinguish a substantial amount of debt issued by the Trusts, thereby resulting in a further reduction to National’s exposure to COFINA. Since the transaction was implemented through September 30, 2019, National’s COFINA gross par outstanding, gross par outstanding plus CABs accreted interest and debt service outstanding declined by approximately $648 million, $1.1 billion and $4.0 billion, respectively. The impact of such exposure reductions is reflected in the preceding table.
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
Separately, the government of Puerto Rico enacted its own privatization legislation which proposes the sale and privatization of generating assets and concessionaire agreement for transmission and distribution assets. Many important details remain under development. In October of 2018, the Commonwealth issued a request for qualifications seeking to identify qualified potential concessionaires. Four respondents were selected to participate in a confidential request for proposal process with a stated goal of selecting a preferred proposal by the end of 2019; the Government recently announced it was abandoning the sale of the generating assets in favor of long-term operation and maintenance agreements to be finalized later. Separately the Puerto Rican Senate passed legislation in December 2018 to establish the regulatory and legislative framework to govern such an arrangement, which was enacted into law in April 2019.
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
On May 3, 2019, PREPA, the Oversight Board, the AAFAF, the Ad Hoc Group of PREPA bondholders (the “Ad Hoc Group”), and Assured Guaranty Corp. and Assured Guaranty Municipal Corp. (“Assured”) entered into a Definitive Restructuring Support Agreement which was amended on September 9, 2019 to include National and Syncora Guarantee, Inc. (“Syncora”) as supporting parties.
Among other things, the RSA contemplates a transaction pursuant to which, upon the effective date of a plan of adjustment, PREPA’s legacy bonds will be exchanged for new securitization bonds to be issued in two tranches (the “Securitization Bonds”). In addition, beginning on the last day of the month in which the order approving the RSA is entered, holders of bonds that are subject to the RSA will receive monthly settlement payments funded by a settlement charge to be included on customer bills (the “Settlement Payments”) until the effective date of a plan of adjustment for PREPA. The Settlement Payments are subject to increase if a plan of adjustment is not confirmed before March 31, 2021. The RSA provides that supporting parties will receive an administrative claim equal to interest accrued on certain of the securitization bonds, less the amount of any Settlement Payments made on account of such bonds, which administrative claim shall survive termination of the RSA. Additionally, pursuant to the RSA, supporting creditors will also receive certain fees and expense reimbursements. The RSA contemplates the filing of a plan of adjustment for PREPA by March 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
(continued)
Pursuant to the RSA, the Oversight Board filed a 9019 motion with the Title III court in May 2019 seeking approval of the RSA (the “Settlement Motion”) and a Motion to Dismiss the Receiver Motion. The RSA requires, upon entry of the order approving the Settlement Motion (the “9019 Order”), that Movants will withdraw the Receiver Motion, and the Ad Hoc Group will support such withdrawal. The RSA further states that the hearing for approval of the Settlement Motion is contingent on receiving no later than two business days prior to such hearing the support of holders or insurers representing a minimum of 60% in aggregate principal amount of all legacy bonds. Approximately 90% of PREPA’s bondholders have already joined the deal. The Title III Court has scheduled a hearing on the Motions for January 14, 2020. The Receiver Motion and the Motion to Dismiss the Receiver Motion have been stayed until the Court rules on the Settlement Motion.
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
Certain objectors to the RSA have filed adversary proceedings challenging the payment priority arising under the PREPA Trust Agreement, alleging that they are entitled to be paid in full before National and other bondholders have any lien on or recourse to PREPA’s assets, including pursuant to the RSA. On July 9, 2019, the “Fuel Line Lenders,” parties who extended approximately $700 million in working capital to PREPA beginning in 2012 to fund fuel purchases, filed one such adversary complaint against the Oversight Board, PREPA, AAFAF, and the Trustee for the PREPA Bonds. On September 17, 2019, National, Assured, Syncora, and the Ad Hoc Group moved to intervene in the proceeding. On September 30, 2019, the Fuel Line Lenders filed an amended complaint which adds National, Assured, Syncora, and the Ad Hoc Group as defendants.
On August 6, 2019, the Sistema de Retiro de los Empleados de la Autoridad de Energía Eléctrica also filed an adversary complaint against the Oversight Board, PREPA, AAFAF, and the Trustee for the PREPA Bonds, which asserts an entitlement under the Trust Agreement to payment priority ahead of PREPA’s bondholders. On September 17, 2019, National, Assured, Syncora, and the Ad Hoc Group moved to intervene in the proceeding. Responses to the intervention motion were due October 7, 2019, and replies were due October 18, 2019.
On September 26, 2019, National sold its entire holding of uninsured PREPA bonds purchased in 2016 with a par value of $139 million.
PRHTA
On May 21, 2017, the Oversight Board commenced a Title III case for PRHTA. On June 3, 2017, National, together with Assured and Assured Guaranty Municipal Corp., filed an adversary proceeding seeking to enforce the special revenue protections of the Bankruptcy Code which are incorporated into PROMESA. These provisions ensure, among other things, that (i) current tax and toll revenues remain subject to liens and (ii) the automatic stay resulting from a filing of a Title III petition does not stay or limit application of these pledged special revenues to the repayment of PRHTA debt. On January 30, 2018, the court granted motions to dismiss the adversary proceeding. The plaintiffs appealed this decision to the United States Court of Appeals for the First Circuit and oral argument was held on November 5, 2018 in San Juan, Puerto Rico. On March 26, 2019, the First Circuit held that the special revenue provision of Chapter 9, incorporated into Title III, permit, but do not require, continued payment of special revenues by a debtor during the pendency of bankruptcy proceedings. The Court further held that consensual prepetition liens on special revenues will remain in place after the filing of the bankruptcy petition, but agreed with the district court that the provision “does not mandate the turnover of special revenues or require continuity of payments of the PRHTA Bonds during the pendency of the Title III proceeding.” Appellants have submitted a motion seeking review of this opinion by the full First Circuit panel, and will determine within the 90 days of this decision whether to file a writ of certiorari for hearing before the United States Supreme Court. On July 31, 2019, the First Circuit denied the request for full panel review. On September 20, 2019, Appellants filed a petition for writ of certiorari requesting a Supreme Court review of the First Circuit’s ruling.
On May 20, 2019, the Oversight Board and the Committee filed a lien avoidance adversary complaint against fiscal agents, holders, and insurers of certain PRHTA bonds, including National. The complaint challenges the extent and enforceability of certain security interests in PRHTA’s revenues. The Court has stayed the proceedings until September 1, 2019. This adversary proceeding was subsequently stayed by order of the Title II Court until December 31, 2019 pending the outcome of mediation.
On August 23, 2019, National and Assured (“HTA Movants”) filed a motion in the Title III case for PRHTA for adequate protection or, in the alternative, relief from the automatic stay. The motion argues that the revenues securing the bonds insured by HTA Movants are being improperly diverted away from PRHTA, despite such revenues being the exclusive property of PRHTA and its bondholders. The proceeding is currently stayed until December 31, 2019 pending the outcome of mediation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
(continued)
Status of Puerto Rico’s Fiscal Plans
In 2018, the Puerto Rico government submitted several draft fiscal plans to the Oversight Board, which purported to reflect the government’s expected economic outlook for Puerto Rico over a five year period after integrating four additional key drivers into the prior projections that had formed the basis of previous fiscal plan submissions: (i) the negative impact of Hurricane Maria; (ii) mitigating impact of disaster relief assistance; (iii) changes to revenue and expense measures; and (iv) impact of structural reforms.
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
On May 9, 2019, after requesting approval to amend its fiscal plans and the submission of several non-compliant
versions by the Puerto Rico government, the Oversight Board certified its own revised fiscal plan for the Commonwealth. The revised fiscal plan reflects a cumulative surplus of $13.7 billion over the six-year
projection period (after measures and structural reforms, but before contractual debt service). The new surplus is about $3.5 billion lower than the previous plan, which reflected a surplus of almost $17.0 billion. For the remaining component units, the Oversight Board certified fiscal plans for both PRHTA and the University of Puerto Rico (the “University”) on June 5, 2019, while certifying a revised Fiscal Plan for PREPA on June 27, 2019. The Oversight Board also certified the fiscal year 2020 budgets for Commonwealth, PREPA, the University and PRHTA.
Other
Other than the Inter American University of Puerto Rico Inc., S&P, Fitch Ratings and/or Moody’s have downgraded the ratings of all Puerto Rico issuers to below investment grade with a negative outlook due to ongoing economic pressures, which will weigh on Puerto Rico’s ability to meet debt and other funding obligations, potentially driving bondholder recovery rates lower as restructuring the island’s debt burden unfolds.
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
The following table presents our scheduled gross debt service due on our Puerto Rico insured exposures for the three months ending December 31, 2019, for each of the subsequent four years ending December 31 and thereafter:

	Three Months Ending December 31, 2019	2020	2021	2022	2023	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$-	$115	$140	$140	$137	$808	$1,340
Puerto Rico Commonwealth GO	-	223	82	19	14	262	600
Puerto Rico Public Buildings Authority (PBA)	-	10	24	9	27	163	233
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	-	27	27	27	36	792	909
Puerto Rico Highway and Transportation Authority - Subordinated Transportation Revenue (PRHTA)	-	1	1	9	1	24	36
Puerto Rico Sales Tax Financing Corporation (COFINA)	-	-	-	-	-	220	220
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	-	16	4	2	4	51	77
University of Puerto Rico System Revenue	-	7	7	7	12	72	105
Inter American University of Puerto Rico Inc.	2	3	3	3	3	14	28

Total	$2	$402	$288	$216	$234	$2,406	$3,548

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
The following table summarizes the consolidated results of our corporate segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2019	2018	Change	2019	2018	Change
Net investment income	$9	$9	-%	$28	$27	4%
Fees	12	9	33%	41	29	41%
Net gains (losses) on financial instruments at fair value and foreign exchange	(20)	17	n/m	(71)	48	n/m
Net gains (losses) on extinguishment of debt	(1)	3	-133%	(1)	3	-133%
Other net realized gains (losses)	(1)	-	n/m	(2)	(2)	-%

Total revenues	(1)	38	-103%	(5)	105	-105%

Operating	16	14	14%	56	41	37%
Interest	22	24	-8%	70	72	-3%

Total expenses	38	38	-%	126	113	12%

Income (loss) before income taxes	$(39)	$-	n/m	$(131)	$(8)	n/m

n/m - Percent change not meaningful.
FEES The increases in fees for the three and nine months ended September 30, 2019 compared with the same periods of 2018 were due to increases in fees paid by our U.S. public finance segment as a result of the transfer of employees into our corporate segment. The transfer of employees increased compensation expenses in the corporate segment which were recharged to our U.S. public finance segment.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable changes in net gains (losses) on financial instruments at fair value and foreign exchange for the three and nine months ended September 30, 2019 compared with the same periods of 2018 were primarily due to fair value losses on our interest rate swaps. These fair value losses resulted from the impact of decreases in interest rates during 2019 on interest rate swaps for which we receive floating rates.
OPERATING EXPENSES Operating expenses increased for the three months ended September 30, 2019 compared with the same period of 2018 primarily due to increases in compensation expense as a result of the transfer of employees from our U.S. public finance insurance segment. Operating expenses increased for the nine months ended September 30, 2019 compared with the same period of 2018 primarily due to increases in compensation expense as a result of the transfer of employees from our U.S. public finance insurance segment and additional restricted stock expense. Higher operating expenses related to the transfer of employees also resulted in higher fees revenue in our corporate segment as services were recharged to our U.S. public finance segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
(continued)
International and Structured Finance Insurance
Our international and structured finance insurance portfolio is managed through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on,
non-U.S.
public finance and global structured finance insured obligations when due or, in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
(continued)
The following table presents our international and structured finance insurance segment results for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2019	2018	Change	2019	2018	Change
Net premiums earned	$7	$40	-83%	$20	$71	-72%
Net investment income	2	1	100%	6	4	50%
Fees and reimbursements	8	23	-65%	17	41	-59%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(9)	(5)	80%	(10)	(49)	-80%
Unrealized gains (losses) on insured derivatives	9	4	125%	23	36	-36%

Net change in fair value of insured derivatives	-	(1)	-100%	13	(13)	n/m
Net gains (losses) on financial instruments at fair
value and foreign exchange	(14)	(13)	8%	(24)	(17)	41%
Other net realized gains (losses)	1	1	-%	3	2	50%
Revenues of consolidated VIEs:
Net investment income	10	9	11%	30	25	20%
Net gains (losses) on financial instruments at fair value and foreign exchange	44	12	n/m	31	29	7%
Other net realized gains (losses)	(4)	(33)	-88%	(20)	(126)	-84%

Total revenues	54	39	38%	76	16	n/m

Losses and loss adjustment	77	(2)	n/m	123	(7)	n/m
Amortization of deferred acquisition costs	7	11	-36%	16	26	-38%
Operating	6	5	20%	19	16	19%
Interest	33	32	3%	100	96	4%
Expenses of consolidated VIEs:
Operating	2	3	-33%	6	8	-25%
Interest	20	24	-17%	68	68	-%

Total expenses	145	73	99%	332	207	60%

Income (loss) before income taxes	$(91)	$(34)	n/m	$(256)	$(191)	34%

n/m - Percent change not meaningful.
As of September 30, 2019, MBIA Corp.’s total insured gross par outstanding was $10.3 billion.
NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. In addition, we generate net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2019	2018	Change	2019	2018	Change
Net premiums earned:
U.S.	$1	$2	-50%	$4	$7	-43%
Non-U.S.	6	38	-84%	16	64	-75%

Total net premiums earned	$7	$40	-83%	$20	$71	-72%

VIEs (eliminated in consolidation)	$(3)	$2	n/m	$-	$5	-100%

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
(continued)
Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Net premiums earned decreased for the three and nine months ended September 30, 2019 compared with the same periods of 2018 primarily due to the acceleration of premiums related to the termination of several international public finance policies in 2018.
FEES AND REIMBURSEMENTS The decreases in fees and reimbursements for the three and nine months ended September 30, 2019 compared with the same periods of 2018 were primarily due to decreases in termination and waiver and consent fees related to the ongoing management of our international and structured finance insurance business. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.
NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES Realized losses on insured derivatives include payments made net of premiums and fees earned and salvage received. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and amortization. For the three and nine months ended September 30, 2019 and 2018, realized losses on insured derivatives resulted from claim payments on commercial mortgage-backed securities exposure.
For the nine months ended September 30, 2019, unrealized gains on insured derivatives were principally due to the reversal of unrealized losses resulting from gross par amortization, partially offset by unfavorable changes in the estimated value of the remaining underlying collateral. For the nine months ended September 30, 2018, unrealized gains on insured derivatives were principally the result of par amortization, partially offset by the effects of favorable changes in the market’s perception of MBIA Corp.’s nonperformance risk on its derivative liabilities.
As of September 30, 2019 and December 31, 2018, the fair value of MBIA Corp.’s insured CDS liability was $10 million and $33 million, respectively. As of September 30, 2019, MBIA Corp. had $34 million of gross par outstanding on an insured credit derivative compared with $70 million as of December 31, 2018.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses on financial instruments and foreign exchange for the three and nine months ended September 30, 2019 were primarily related to unfavorable mark-to-market
fluctuations on derivatives. The net losses on financial instruments and foreign exchange for the three and nine months ended September 30, 2018 were primarily related to losses from foreign currency revaluations on Chilean Unidad de Fomento denominated premium receivables due to the strengthening of the U.S. dollar and the revaluation of loss reserves on Mexican and Euro denominated policies as a result of the weakening of the U.S. dollar.
REVENUES OF CONSOLIDATED VIEs For the three months ended September 30, 2019, total revenues of consolidated VIEs were $50 million compared with a loss of $12 million for the same period of 2018. The increase was primarily due to higher gains in the third quarter of 2019 from second-lien RMBS put-back
claims on ineligible mortgage loans compared with net losses in the third quarter of 2018 from the deconsolidation of VIEs. For the nine months ended September 30, 2019, total revenues of consolidated VIEs were $41 million compared with a loss of $72 million for the same period of 2018. This increase was primarily due to the deconsolidation of VIEs in the second and third quarters of 2018, including two VIEs related to the Zohar bankruptcy settlement, which resulted in a loss of $93 million, and higher gains from second-lien RMBS put-back
claims on ineligible mortgage loans in 2019. The loss from the Zohar VIE deconsolidation in 2018 resulted from the difference between the fair value of the VIE assets that were deconsolidated and our then current estimate of salvage and subrogation recoveries from those VIEs under insurance accounting. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for additional information regarding the Zohar bankruptcy settlement. We elected to record at fair value certain instruments that are consolidated under accounting guidance for consolidation of VIEs, and as such, changes in fair value are reflected in earnings.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
(continued)
Summary of Financial Guarantee Insurance Losses and LAE
The following table presents information about our financial guarantee insurance losses and LAE recorded in accordance with GAAP for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2019	2018	Change	2019	2018	Change
Losses and loss adjustment expenses (1)	$77	$(2)	n/m	$123	$(7)	n/m

(1) - As a result of consolidation of VIEs, these amounts include the elimination of a loss and LAE benefit of $32 million and $20 million for the three months ended September 30, 2019 and 2018, respectively, and loss and LAE expense of $4 million and a loss and LAE benefit of $39 million for the nine months ended September 30, 2019 and 2018, respectively.
n/m - Percent change not meaningful.
For the three and nine months ended September 30, 2019, loss and LAE primarily related to increases in losses incurred on insured first-lien RMBS and CDOs.
For the three months ended September 30, 2018, the loss and LAE benefit primarily related to decreases in losses incurred on insured RMBS transactions and CDOs, partially offset by an increase in losses related to other financial guarantee contracts.
For the nine months ended September 30, 2018, the loss and LAE benefit primarily related to decreases in losses incurred on insured RMBS transactions, partially offset by increases in CDOs and other financial guarantee contracts.
Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and loss and LAE reserves as of September 30, 2019 and December 31, 2018.

In millions	September 30, 2019	December 31, 2018	Percent Change
Assets:
Insurance loss recoverable	$898	$1,024	-12%
Reinsurance recoverable on paid and unpaid losses (1)	6	5	20%
Liabilities:
Loss and LAE reserves	485	414	17%
Insurance loss recoverable - ceded (2)	1	-	n/m

Net reserve (salvage)	$(418)	$(615)	-32%

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
Payment of claims totaling $919 million in November of 2015 and January of 2017 on MBIA Corp.’s policies insuring certain notes issued by Zohar CDO
2003-1,
Limited (“Zohar I”) and Zohar II
2005-1,
Limited (“Zohar II”) entitles MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for additional information regarding the estimated Zohar recoveries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
(continued)
POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three and nine months ended September 30, 2019 and 2018 are presented in the following table:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2019	2018	Change	2019	2018	Change
Gross expenses	$6	$5	20%	$19	$16	19%

Amortization of deferred acquisition costs	$7	$11	-36%	$16	$26	-38%
Operating	6	5	20%	19	16	19%

Total insurance operating expenses	$13	$16	-19%	$35	$42	-17%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs.
The decrease in the amortization of deferred acquisition costs for the nine months ended September 30, 2019 compared with the same period of 2018 was due to lower refunding activity in the current year. We did not defer a material amount of policy acquisition costs during the first nine months of 2019 or 2018. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.
International and Structured Finance Insurance Portfolio Exposures
Credit Quality
The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of September 30, 2019 and December 31, 2018, 28% and 31%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.
Selected Portfolio Exposures
The following is a summary of selected significant exposures within our residential mortgage insured portfolio of our international and structured finance insurance segment. In addition, as of September 30, 2019, MBIA Corp. insured $318 million of CDOs and related instruments. We may experience considerable incurred losses and future expected payments in certain of these sectors. There can be no assurance that the loss reserves recorded in our financial statements will be sufficient or that we will not experience losses on transactions on which we currently have no loss reserves, in particular if the economy deteriorates. We may seek to purchase, directly or indirectly, obligations guaranteed by MBIA Corp. or seek to commute policies. The amount of insurance exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time, and other considerations. In some cases, these activities may result in a reduction of loss reserves, but in all cases they are intended to limit our ultimate losses and reduce the future volatility in loss development on the related policies. Our ability to purchase guaranteed obligations and to commute policies will depend on management’s assessment of available liquidity.
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
The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of September 30, 2019 and December 31, 2018. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of
Collateral Type	September 30, 2019	December 31, 2018	Percent Change
HELOC Second-lien	$411	$511	-20%
CES Second-lien	143	591	-76%
Alt-A First-lien (1)	914	983	-7%
Subprime First-lien	356	439	-19%
Prime First-lien	13	15	-13%

Total	$1,837	$2,539	-28%

(1) -	Includes international exposure of $238 million and $245 as of September 30, 2019 and December 31, 2018, respectively.

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
As of September 30, 2019, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $1.9 billion compared with $2.2 billion as of December 31, 2018. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. For a discussion of the Company’s reinsurance, refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2018.
Taxes
Provision for Income Taxes
The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2019 and 2018 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Income (loss) before income taxes	$89	$(45)	$(137)	$(287)
Provision (benefit) for income taxes	$18	$-	$(21)	$2
Effective tax rate	20.2%	-%	15.3%	-0.7%

For the nine months ended September 30, 2019, our effective tax rate applied to our loss before income taxes was lower than the U.S. statutory tax rate due to the full valuation allowance on the changes in our net deferred tax asset and the application of intraperiod tax accounting, partially offset by state income tax expense. There is an offsetting expense recorded to other comprehensive income for the change in the valuation allowance related to the application of intraperiod tax accounting.
For the nine months ended September 30, 2018, our effective tax rate applied to our loss before income taxes was lower than the U.S. statutory rate due to the full valuation allowance on the changes in our net deferred tax asset.
As of September 30, 2019 and December 31, 2018, the Company’s valuation allowance against its net deferred tax asset was $832 million and $834 million, respectively.
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
CAPITAL RESOURCES
The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, surplus notes issued by MBIA Corp., and the Refinanced Facility. Total capital resources were $2.7 billion as of September 30, 2019 and $3.0 billion as of December 31, 2018.

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
Equity securities
MBIA Inc.’s and National’s share repurchases that were authorized under share repurchase programs for the nine months ended September 30, 2019 and 2018 are presented in the following table:

In millions except per share amounts	Nine Months Ended September 30,
	2019	2018
Number of shares repurchased	10.3	2.0
Average price paid per share	$9.11	$7.25
Remaining authorization as of September 30	$108	$236

Debt securities
During the nine months ended September 30, 2019, we redeemed $150 million principal amount of the Company’s 6.400% Senior Notes due 2022 at a cost of 100% of par value plus accrued interest.
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
National
Capital and Surplus
National had statutory capital of $2.5 billion as of September 30, 2019 and December 31, 2018. As of September 30, 2019, statutory capital comprised $2.0 billion of policyholders’ surplus and $495 million of contingency reserves. For the nine months ended September 30, 2019, National had statutory net income of $35 million. As of September 30, 2019, National’s unassigned surplus was $1.4 billion.
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
National had positive earned surplus as of September 30, 2019, from which it may pay dividends, subject to the limitations described above. Subsequent to September 30, 2019, National declared and paid a dividend of $110 million to its ultimate parent, MBIA Inc. We expect the as-of-right
declared and paid dividend amounts from National to be limited to prior year adjusted net investment income for the foreseeable future.
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
National’s CPR and components thereto, as of September 30, 2019 and December 31, 2018 are presented in the following table:

In millions	As of September 30, 2019	As of December 31, 2018
Policyholders’ surplus	$2,012	$1,998
Contingency reserves	495	522

Statutory capital	2,507	2,520
Unearned premiums	426	496
Present value of installment premiums (1)	142	150

Premium resources (2)	568	646
Net loss and LAE reserves (1)	(162)	71
Salvage reserves (1)	825	607

Gross loss and LAE reserves	663	678

Total claims-paying resources	$3,738	$3,844

(1) - Calculated using a discount rate of 3.67% as of September 30, 2019 and December 31, 2018.
(2)  - Includes financial guarantee and insured credit derivative related premiums.
MBIA Insurance Corporation
Capital and Surplus
MBIA Insurance Corporation had statutory capital of $533 million as of September 30, 2019 compared with $555 million as of December 31, 2018. As of September 30, 2019, statutory capital comprised $340 million of policyholders’ surplus and $193 million of contingency reserves. For the nine months ended September 30, 2019, MBIA Insurance Corporation had a statutory net loss of $68 million. MBIA Insurance Corporation’s policyholders’ surplus included negative unassigned surplus of $1.7 billion as of September 30, 2019. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred.
As of September 30, 2019, MBIA Insurance Corporation recognized estimated recoveries on a statutory basis related to put-back
claims against Credit Suisse, excess spread recoveries on RMBS and recoveries related to CDOs. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAPITAL RESOURCES
(continued)
In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. As of September 30, 2019, MBIA Corp. met the required minimum requirement. Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of September 30, 2019, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of September 30, 2019, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If MBIA Insurance Corporation does not comply with the above mentioned requirements, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.
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
As of October 15, 2019, the most recent scheduled interest payment date, there was $856 million of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of September 30, 2019, MBIA Insurance Corporation had “free and divisible surplus” of $323 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.
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
MBIA Corp.’s CPR and components thereto, as of September 30, 2019 and December 31, 2018 are presented in the following table:

In millions	As of September 30, 2019	As of December 31, 2018
Policyholders’ surplus	$340	$356
Contingency reserves	193	199

Statutory capital	533	555
Unearned premiums	97	109
Present value of installment premiums (1) (4)	120	139

Premium resources (2)	217	248
Net loss and LAE reserves (1)	(761)	(865)
Salvage reserves (1) (3)	1,352	1,402

Gross loss and LAE reserves	591	537

Total claims-paying resources	$1,341	$1,340

(1) - Calculated using a discount rate of 5.17% as of September 30, 2019 and December 31, 2018.
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

As of September 30, 2019 and December 31, 2018, National held cash and investments of $2.8 billion and $3.2 billion, respectively, of which $639 million and $488 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.
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

As of September 30, 2019 and December 31, 2018, the liquidity positions of MBIA Inc. were $232 million and $457 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
LIQUIDITY
(continued)
During the nine months ended September 30, 2019, $91 million was released from the Tax Escrow Account to MBIA Inc., of which $56 million was in cash, related to deposits made by National for the 2016 tax year. Also, $5 million was returned to National as a result of capital losses incurred in 2018 that can be carried back to prior years. The releases were pursuant to the terms of the tax sharing agreement following the expiration of National’s two-year
NOL carry-back period under U.S. tax rules. In addition to releases or returns following the expiration of National’s
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
Based on our projections of National’s and MBIA Corp.’s future earnings and losses, we expect that for the foreseeable future National will be the primary source of payments to MBIA Inc. Subsequent to September 30, 2019, National declared and paid a dividend of $110 million to its ultimate parent, MBIA Inc. There can be no assurance as to the amount and timing of any such future dividends or payments from the tax escrow account under the tax sharing agreement. Also, absent a special dividend subject to the approval of the NYSDFS, we expect the declared and paid dividend amounts from National to be limited to the prior twelve months of adjusted net investment income as reported in its most recent statutory filings. Refer to the “Capital Resources – Insurance Statutory Capital” section for additional information on payments of dividends. We do not expect MBIA Inc. to receive distributions from MBIA Corp.
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
During the third quarter of 2019, we terminated a portion of our interest rate swaps. The termination amount paid in cash reflected the fair values of the swaps at the termination date and all collateral held by the counterparty to the interest rate swaps was returned to the Company. The termination of these swaps was executed to reduce future exposure to interest rate movements.
MBIA Corp. Liquidity
The primary sources of cash available to MBIA Corp. are:
•	recoveries associated with insurance loss payments;

•	installment premiums and fees; and

•	principal and interest receipts on assets held in its investment portfolio, including the proceeds from the sale of assets.

The primary uses of cash by MBIA Corp. are:
•	loss and LAE or commutation payments on insured transactions;

•	repayment of the Refinanced Facility; and

•	payments of operating expenses.

As of September 30, 2019 and December 31, 2018, MBIA Corp. held cash and investments of $222 million and $242 million, respectively, of which $115 million and $145 million, respectively, were cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. agency and corporate bonds that were immediately available to MBIA Insurance Corporation.

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
During the nine months ended September 30, 2019, MBIA Corp. collected $90 million from insured RMBS transactions related to excess spread recoveries. As of September 30, 2019, MBIA Corp. has expected excess spread recoveries of $178 million, including recoveries related to consolidated VIEs. MBIA Corp. has also recorded expected recovery amounts related to its claims against Credit Suisse for ineligible mortgage loans and recoveries related to CDOs. There can be no assurance that we will be successful or not be delayed in realizing these recoveries.
During the nine months ended September 30, 2019, MBIA Corp. requested and was granted permission by the NYSDFS to prepay approximately $83 million of the MZ Funding Facility and the Refinanced Facility.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
LIQUIDITY
(continued)
Consolidated Cash Flows
Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
In millions	2019	2018	Percent Change
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(415)	$(323)	28%
Investing activities	1,204	836	44%
Financing activities	(988)	(480)	106%
Cash and cash equivalents - beginning of period	280	146	92%

Cash and cash equivalents - end of period	$81	$179	-55%

Operating activities
Net cash used by operating activities increased for the nine months ended September 30, 2019 compared with the same period of 2018 primarily due to an increase in losses and LAE paid of $110 million and a decrease in premiums, fees and reimbursements received of $54 million, partially offset by an increase in proceeds from recoveries and reinsurance of $71 million.
Investing activities
Net cash provided by investing activities increased for the nine months ended September 30, 2019 compared with the same period of 2018 primarily due to increases in sales, paydowns and maturities of AFS securities of $705 million, partially offset by an increase in purchases of short-term investments of $408 million.
Financing activities
Net cash used by financing activities increased for the nine months ended September 30, 2019 compared with the same period of 2018 primarily due to increases in principal paydowns of VIE notes of $289 million, principal paydowns of long-term debt of $150 million and purchases of treasury stock of $81 million.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
LIQUIDITY
(continued)
The following table presents our investment portfolio as of September 30, 2019 and December 31, 2018:

	As of September 30,	As of December 31,	Percent
In millions	2019	2018	Change
Available-for-sale investments: (1)
U.S. public finance insurance:
Amortized cost	$2,210	$2,704	-18%
Unrealized net gain (loss)	19	(64)	-130%

Fair value	2,229	2,640	-16%

Corporate:
Amortized cost	619	921	-33%
Unrealized net gain (loss)	73	24	n/m

Fair value	692	945	-27%

International and structured finance insurance:
Amortized cost	179	192	-7%
Unrealized net gain (loss)	13	4	n/m

Fair value	192	196	-2%

Total available-for-sale investments:
Amortized cost	3,008	3,817	-21%
Unrealized net gain (loss)	105	(36)	n/m

Total available-for-sale investments at fair value	3,113	3,781	-18%

Investments carried at fair value: (2)
U.S. public finance insurance	280	198	41%
Corporate	94	73	29%
International and structured finance insurance	8	19	-58%

Total investments carried at fair value	382	290	32%

Other investments at amortized cost:
U.S. public finance insurance	-	1	-100%

Consolidated investments at carrying value	$3,495	$4,072	-14%

(1) -	Unrealized gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive income in shareholders’ equity.

(2) -	Changes in fair value and realized gains and losses from the sale of these investments are reflected in net income.

n/m	- Percent change not meaningful.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
LIQUIDITY
(continued)
Credit Quality
The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of September 30, 2019, the weighted average credit quality ratings and percentage of investment grade of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are presented in the following table:

International
	U.S. Public		and Structured
	Finance		Finance
	Insurance	Corporate	Insurance	Total
Weighted average credit quality ratings	Aa	Aa	Aa	Aa
Investment grade percentage	95%	99%	92%	96%

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
As of September 30, 2019, Insured Investments at fair value represented $217 million or 6% of consolidated investments, of which $192 million or 5% of consolidated investments were Company-Insured Investments. As of September 30, 2019, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the Baa range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of September 30, 2019, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the Baa range, and investments rated below investment grade in the Company-Insured Investments were 4% of the total consolidated investment portfolio.
Contractual Obligations
For a discussion of the Company’s contractual obligations, refer to “Liquidity-Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2018. In July of 2019, MBIA Corp. consummated the Refinanced Facility. Refer to the “MBIA Corp. Liquidity” section above for additional information on the Refinanced Facility. In August of 2019, we redeemed $150 million principal amount of the Company’s 6.400% Senior Notes due 2022. There were no other material changes in contractual obligations since December 31, 2018.

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
10-K
for the year ended December 31, 2018.
INTEREST RATE SENSITIVITY
Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax
change in fair value of the Company’s financial instruments as of September 30, 2019 from instantaneous shifts in interest rates:

Change in Interest Rates
	300 Basis	200 Basis	100 Basis	100 Basis	200 Basis	300 Basis
	Point	Point	Point	Point	Point	Point
In millions	Decrease	Decrease	Decrease	Increase	Increase	Increase
Estimated change in fair value	$262	$148	$64	$(52)	$(95)	$(129)

CREDIT SPREAD SENSITIVITY
Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax
change in fair value of the Company’s financial instruments as of September 30, 2019 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio:

Change in Credit Spreads
	50 Basis	50 Basis	200 Basis
	Point	Point	Point
In millions	Decrease	Increase	Increase
Estimated change in fair value	$17	$(17)	$(58)

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
As of September 30, 2019, National had $2.4 billion of gross insured par outstanding related to Puerto Rico. Puerto Rico may be unable or unwilling to pay their obligations as and when due, in which case National would be required to pay claims of unpaid principal and interest when due under its insurance policies, which could be material. On January 1, 2019 and July 1, 2019, Puerto Rico defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $393 million as a result. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National would experience losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations.
On May 3, 2019, PREPA, the Oversight Board, the AAFAF, the Ad Hoc Group of PREPA bondholders (the “Ad Hoc Group”), and Assured Guaranty Corp. and Assured Guaranty Municipal Corp. (“Assured”) entered into a Definitive Restructuring Support Agreement which was amended on September 9, 2019 to include National and Syncora Guarantee, Inc. (“Syncora”) as supporting parties (as amended, the “RSA”). Among other things, the RSA contemplates a transaction pursuant to which, upon the effective date of a plan of adjustment, PREPA’s legacy bonds will be exchanged for new securitization bonds to be issued in two tranches. In addition, beginning on the last day of the month in which the order approving the RSA is entered, holders of bonds that are subject to the RSA will receive monthly settlement payments funded by a settlement charge to be included on customer bills (the “Settlement Payments”) until the effective date of a plan of adjustment for PREPA. The Settlement Payments are subject to increase if a plan of adjustment is not confirmed before March 31, 2021. The RSA provides that supporting parties will receive an administrative claim equal to interest accrued on certain of the securitization bonds, less the amount of any Settlement Payments made on account of such bonds, which administrative claim shall survive termination of the RSA. Additionally, pursuant to the RSA, supporting creditors will also receive certain fees and expense reimbursements. The RSA contemplates the filing of a plan of adjustment for PREPA by March 31, 2020. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part I Financial Information, Item 2 of this Form
10-Q
for additional information on our Puerto Rico exposures.
Continuing elevated loss payments and delay or failure in realizing expected recoveries on insured transactions may materially and adversely affect MBIA Insurance Corporation’s statutory capital and its ability to meet liquidity needs and could cause the NYSDFS to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding if the NYSDFS concludes that MBIA Insurance Corporation will not be able to pay expected claims
MBIA Insurance Corporation is particularly sensitive to the risk that it will not have sufficient capital or liquid resources to meet contractual payment obligations when due or to make settlement payments in order to terminate insured exposures to avoid losses. While management’s expected liquidity and capital forecasts for MBIA Insurance Corporation reflect adequate resources to pay expected claims, there are risks to the capital and liquidity forecasts as MBIA Insurance Corporation’s remaining insured exposures and its expected salvage recoveries are potentially volatile. Such volatility exists in the amount of excess spread and put-back
recoverable that MBIA Insurance Corporation may collect, its ability to recover the approximately $919 million in aggregate claims it paid in respect of the insured notes issued by Zohar CDO
2003-1,
Limited and Zohar II
2005-1
CDO (“Zohar II”) (collectively, the “Zohar Claims Payments”), and the exposure in its remaining insured portfolio, which could deteriorate and result in significant additional loss reserves and claim payments, including claims on insured exposures that in some cases may require large bullet payments.
In July of 2019, MBIA Insurance Corporation consummated a financing facility (the “Refinanced Facility”) between MZ Funding LLC (“MZ Funding”) and certain purchasers, pursuant to which the purchasers or their affiliates (collectively, the “Senior Lenders”), agreed to refinance the outstanding insured senior notes of MZ Funding, and MBIA Inc. received amended subordinated notes of MZ Funding. In connection with the Refinanced Facility, the Senior Lenders purchased new senior notes issued by MZ Funding with an aggregate principal amount of $278 million. In addition, MBIA Inc. received amended subordinated notes issued by MZ Funding Notes with an aggregate principal amount of $54 million. The Refinanced Facility is described in more detail under the “Liquidity—MBIA Corp. Liquidity” section in Part I, Item 2 of this Form
10-Q.
MBIA Insurance Corporation believes that the primary source of funds for the repayment of its obligations under the Facility and for reimbursement for the Zohar Claims Payments will come from the liquidation or refinancing of the loans made to, and equity interests in, companies purportedly controlled by the sponsor and former collateral manager of the Zohar CDOs referenced above (collectively, the “Zohar Collateral”).

Item 1A. Risk Factors
(continued)
While MBIA Insurance Corporation believes there will be sufficient recoveries on the Zohar Collateral to both repay amounts due under the Refinanced Facility and to substantially reimburse it for the Zohar Claims Payments, there is significant uncertainty with respect to the realizable value of the Zohar Collateral. If the amount of recoveries on the Zohar Collateral is not sufficient to repay amounts due under the Refinanced Facility on or before its maturity date and to reimburse MBIA Insurance Corporation for a substantial portion of the Zohar Claims Payments, MBIA Insurance Corporation would likely incur substantial additional losses, which could materially impair its statutory capital and liquidity. In particular, on October 17, 2019, one of the companies (Dura Automotive Systems, LLC), and certain of its affiliates, filed for bankruptcy protection in federal bankruptcy court in the Middle District of Tennessee (the “Dura Bankruptcy Cases”). On November 1, 2019, the Court overseeing the Zohar Funds Bankruptcy Cases entered an Order directing that, effective November 8, 2019, the Dura Bankruptcy Cases shall be transferred to the District of Delaware. The Zohar debtors have substantial interests in the Dura debtors, and hold secured term loan indebtedness and an indirect interest in the majority of the equity in the Dura debtors. There can be no assurance that the outcome of the Dura Bankruptcy Cases will not have a material adverse impact on MBIA Corp.’s ability to recover all or substantially all of the payments it made on Zohar II.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 3, 2017, the Company’s Board of Directors authorized the repurchase by the Company or National of up to $250 million of its outstanding shares under a new share repurchase authorization. During the nine months ended September 30, 2019, we repurchased 10.3 million common shares of MBIA Inc. at an average share price of $9.11 under the November 3, 2017 repurchase program.
The table below presents repurchases made by the Company in each month during the third quarter of 2019:

			Total Number	Maximum
	Total	Average	of Shares	Amount That May
	Number	Price	Purchased as	Be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plan
Month	Purchased (1)	Share	Announced Plan	(in millions)
July	45,194	$9.27	45,072	$148
August	3,203,755	9.10	3,203,628	118
September	1,092,653	9.17	1,092,532	108

	4,341,602	$9.12	4,341,232	$108

(1)	- 122 shares in July, 127 shares in August and 121 shares in September were repurchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.

Item 6. Exhibits

* 10.1	Senior Note Indenture, between MZ Funding, as issuer, and WSFS, as trustee and collateral agent.

* 10.2	Form of $277,678,000 12% Senior Secured Notes, due January 2022, issued pursuant to the Senior Note Indenture.

* 10.3	Amended and Restated Subordinated Note Indenture, between MZ Funding, as issuer, and WSFS, as indenture trustee and collateral agent.

* 10.4	Form of Amended and Restated $53,836,742.98 12% Subordinated Secured Notes, due January 2022, issued pursuant to the Amended and Restated Subordinated Note Indenture.

* 10.5	Amended and Restated Credit Agreement, between MBIA Corp., as borrower, and MZ Funding, as lender.

* 10.6	Amended and Restated Security Agreement, between MBIA Corp., as grantor, and MZ Funding, as secured party.

* 10.7	Security Agreement, between MZ Funding, as grantor, and WSFS, as collateral agent under the Senior Note Indenture.

* 10.8	Amended and Restated Security Agreement, between MZ Funding, as grantor, and WSFS, as collateral agent under the Amended and Restated Subordinated Note Indenture.

* 10.9	Pledge Agreement, between the Company, as pledgor, and WSFS, as collateral agent under the Senior Note Indenture.

* 10.10	Intercreditor Agreement, among WSFS, in its capacities as trustee under the Senior Note Indenture and the Amended and Restated Subordinated Note Indenture, MBIA Corp., as insurer, and MZ Funding.

**31.1.	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2.	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***32.1.	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***32.2.	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS.	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

**101.SCH.	XBRL Taxonomy Extension Schema Document.

**101.CAL.	XBRL Taxonomy Extension Calculation Linkbase Document.

**101.DEF.	XBRL Taxonomy Extension Definition Linkbase Document.

**101.LAB.	XBRL Taxonomy Extension Label Linkbase Document.

**101.PRE.	XBRL Taxonomy Extension Presentation Linkbase Document.

**104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to MBIA Inc.’s Current Report on Form 8-K filed with the U.S. Securities Exchange Commission on July 10, 2019.

**	Filed herewith.

***	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: November 5, 2019	/s/ Anthony McKiernan
Anthony McKiernan
Chief Financial Officer

Date: November 5, 2019	/s/ Joseph R. Schachinger
Joseph R. Schachinger
Controller (Chief Accounting Officer)

91