Form 10-K
period 2019-12-31
MBIA INC
filed 2020-02-27
CIK 814585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number
1-9583

MBIA INC
.
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
of the Registrant as of June 30, 2019 was

$731,499,827
.
As of February 20, 2020, 76,459,050
shares of Common Stock, par value $
1
 per share, were outstanding.
Documents incorporated by reference:
Portions of the Definitive Proxy Statement of the Registrant for its 2019 Annual Meeting, which will be filed on or before March 31, 2020, are incorporated by reference into Part III of this Form
10-K.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
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

PART I
Item 1. Business
As used in this Annual Report on Form
10-K,
(i) “MBIA,” the “Company,” “we,” “our” and “us” refer to MBIA Inc., a Connecticut corporation incorporated in 1986, together with its subsidiaries, and (ii) unless otherwise indicated or the context otherwise requires, references to “MBIA Corp.” are to MBIA Insurance Corporation together with MBIA Mexico S.A. de C.V.
OVERVIEW
The Company’s operating subsidiaries are running off their portfolios. Today the Company’s primary objectives are ensuring that adequate liquidity exists at the holding company to satisfy all of its outstanding obligations, mitigating losses at National Public Finance Guarantee Corporation (“National”) and MBIA Corp., including National’s exposures to insured debt obligations of the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”), and maximizing recoveries on paid insurance claims. The Company may also pursue strategic alternatives that could enhance shareholder value.
MBIA’s primary business has been to provide financial guarantee insurance to the United States’ public finance markets through our indirect, wholly-owned subsidiary, National, whose financial guarantee insurance policies provide investors with unconditional and irrevocable guarantees of the payment of the principal, interest or other amounts owing on insured obligations when due. National has ceased pursuing the writing of new financial guarantee policies, and its primary activity today is to provide ongoing surveillance, including remediation activity where warranted, of its existing insured portfolio of $48.9 billion gross par outstanding as of December 31, 2019.
The Company has also provided financial guarantee insurance in the international and structured finance markets through its subsidiary MBIA Corp. As of December 31, 2019, MBIA Corp.’s total insured gross par outstanding was $10.0 billion. We do not expect MBIA Corp. to write any significant new policies, and given its capital structure and business prospects, we do not expect its financial performance to have a material economic impact on MBIA Inc. Refer to “Results of Operations—Capital Resources” in Part II, Item 7 of this Form
10-K
for a further discussion of MBIA Corp.’s insurance statutory capital.
MBIA Services Corporation (“MBIA Services”), also owned by MBIA Inc., is a service company which provides support services such as surveillance, risk management, legal, accounting, treasury and information technology, among others, to our businesses on a fee-for-service
basis.
MBIA Inc. Capital Management
The Company manages its capital and liquidity in order to ensure that it can service its debt and other financial obligations and pay its operating expenses while maintaining an adequate cushion against potential adverse events. MBIA Inc. has received annual dividends from National, and until 2020, regular releases from the tax escrow account. The Company currently maintains a stable liquidity position which is expected to allow it to service its obligations over the next several years without needing to access the capital markets. Our capital management strategies include (i) having the Company or National repurchase outstanding MBIA Inc. common shares to enhance shareholder value when management deems such actions are appropriate, taking into account the price of the stock, anticipated liquidity needs, and other relevant factors and (ii) retiring our unsecured and MBIA Global Funding, LLC (“GFL”) debt through calls and repurchases at prices that create economic benefit to the Company.
During 2019, National repurchased 11.1 million shares at a cost of $101 million under the repurchase authorization approved by the Company’s Board of Directors (the “Board”) in November of 2017. During 2018, the Company and National collectively repurchased 5.8 million shares at a cost of $48 million under the repurchase authorization approved by the Board in November of 2017. During 2017, the Company and National collectively repurchased 43 million shares at a cost of $325 million under repurchase authorizations approved by the Board in February of 2016 and June of 2017. When the current repurchase program was approved, management and the Board viewed such use of available capital as the best alternative for capital management.

Item 1. Business (continued)
Unsecured debt includes MBIA Inc.’s senior notes and medium-term notes (“MTNs”) issued by its subsidiary, GFL. During 2019, the Company redeemed $150 million principal amount of the Company’s 6.400% Senior Notes due 2022 at par plus accrued interest and paid $57 million par value related to GFL debt maturities. During 2018, the Company repurchased $78 million and paid $17 million par value related to GFL debt maturities. During 2017, the Company repurchased $160 million and paid $38 million par value related to GFL debt maturities.
In each of the fourth quarters of 2019 and 2018, National declared and paid dividends of $134 million and $108 million, respectively, to its ultimate parent, MBIA Inc. In addition, during the first quarter of 2019, MBIA Inc. received $56 million, in cash from an escrow account held by MBIA Inc. under the MBIA group’s tax sharing agreement as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Liquidity––Corporate Liquidity” in Part II, Item 7 of this Form
10-K.
In addition, in 2018, $90 million was returned to National as a result of its 2017 financial results. Subsequent to December 31, 2019, an additional $33 million was returned to National as a result of losses incurred in 2019, of which $9 million was in cash.
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
Presently, the most distressed credits in National’s portfolio are obligations issued by Puerto Rico. As described further herein, four of these credits, the Commonwealth’s General Obligation Bonds, Public Building Authority (“PBA”), the Puerto Rico Highways and Transportation Authority (“PRHTA”) and the Puerto Rico Electric Power Authority (“PREPA”) are in bankruptcy-like processes under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”). The Puerto Rico Sales Tax Financing Corporation (“COFINA”) has exited the bankruptcy-like process and National’s exposure to the credit has been reduced to zero. For additional information relating to the risks arising from National’s Puerto Rico exposures, refer to the “Insured Portfolio Loss Related Risk Factors” section in Part I, Item 1A of this Form
10-K.
MBIA Corp. Risk Mitigation
MBIA Corp.’s strategy is focused primarily on recovering losses on insured transactions, reducing future expected economic losses in the insured portfolio through commutations and other risk mitigation strategies, and managing liquidity primarily for the benefit of its policyholders and senior creditors. Refer to “Note 6: Loss and Loss Adjustment Expense” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form
10-K
for further information regarding loss reserves and recoveries.
Our liquidity and capital forecasts, and projected collections of recoveries for MBIA Corp. reflect resources that we expect to be adequate to pay expected insurance claims. However, there can be no assurance that MBIA Corp. will realize its expected recoveries in full or on its projected timeframe. Refer to “Risk Factors-MBIA Corp. Risk Factors-Continuing elevated loss payments and delay or failure in realizing expected recoveries on insured transactions may materially and adversely affect MBIA Insurance Corporation’s statutory capital and its ability to meet liquidity needs and could cause the New York State Department of Financial Services (the “NYSDFS”) to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding if the NYSDFS concludes that MBIA Insurance Corporation will not be able to pay expected insurance claims,” in Part I, Item 1A of this Form
10-K.
Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any material economic impact on MBIA Inc.

Item 1. Business (continued)
OUR INSURANCE OPERATIONS
Our U.S. public finance insurance portfolio is managed through National, and our international and structured finance insurance portfolios are managed through MBIA Corp. We do not expect National or MBIA Corp. to write significant new business.
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
Because we generally guarantee to the holder of an insured obligation the timely payment of amounts due in accordance with its insurance policy terms, in the case of a default or other triggering event, payments under the insurance policy generally cannot be accelerated against us unless we consent to the acceleration. In the event of a default, however, we may have the right, in our sole discretion, to accelerate the obligations and pay them in full. Otherwise, we are required to pay principal, interest or other amounts only as scheduled payments come due, even if the holders are permitted by the terms of the insured obligations to have the full amount of principal, accrued interest or other amounts due, declared due and payable immediately in the event of a default.
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
As of December 31, 2019, National had $48.9 billion of insured gross par outstanding on U.S. public finance obligations covering 3,099 policies and diversified among 1,794 “credits,” which we define as any group of issues supported by the same revenue source. Insurance in force, which includes all insured debt service, as of December 31, 2019 was $93.7 billion.
All of the policies were underwritten on the assumption that the insurance will remain in force until maturity or early retirement of the insured obligations. National estimates that the average life of its domestic public finance insurance policies in force as of December 31, 2019 was 10 years. The average life was determined by applying a weighted average calculation, using the remaining years to contractual maturity and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2019 was $6.0 billion.

Item 1. Business (continued)
National’s underwriting guidelines limited the insurance in force for any one insured credit, and for other categories such as geography. In addition, National is subject to regulatory single-risk limits with respect to any insured bond issue. See the “Insurance Regulation” section below for a description of these regulatory requirements. As of December 31, 2019, National’s gross par amount outstanding for its ten largest insured U.S. public finance credits totaled $9.6 billion, representing 19.6% of National’s total U.S. public finance gross par amount outstanding. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form
10-K
for further information regarding the Company’s insured portfolio.
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
As of December 31, 2019, MBIA Corp. had 298 policies outstanding in its insured portfolio. In addition, MBIA Corp. had 48 insurance policies outstanding relating to liabilities issued by MBIA Inc. and its subsidiaries, which are described further under the section “Affiliated Financial Obligations Insured by MBIA Corp.” below. MBIA Corp.’s total policies in its insured portfolio are diversified among 187 credits.
As of December 31, 2019, the gross par amount outstanding of MBIA Corp.’s insured obligations (excluding $0.9 billion of insured affiliated financial obligations and $30.6 billion of U.S. public finance debt ceded to National), was $10.0 billion. Insurance in force for the above portfolio, which includes all insured debt service, as of December 31, 2019 was $13.8 billion.
MBIA Corp. estimates that the average life of its international and structured finance insurance policies in force as of December 31, 2019 is 8 years. The average life was determined by applying a calculation using the remaining years to contractual maturity for international public finance obligations and estimated maturity for structured finance obligations and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2019 was $1.2 billion. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form
10-K
for further information regarding the Company’s insured portfolio.
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

Item 1. Business (continued)
MBIA Corp. is a party to a financing facility (the “Refinanced Facility”) between MZ Funding LLC (“MZ Funding”) and certain purchasers, pursuant to which the purchasers or their affiliates (collectively, the “Senior Lenders”), agreed to refinance the outstanding insured senior notes of MZ Funding, and MBIA Inc. received amended subordinated notes of MZ Funding. The Refinanced Facility matures on January 20, 2022 and is secured by a first priority security interest in all of MBIA Corp.’s right, title and interest in the recovery of its claims from the assets of Zohar CDO 2003-1, Limited (“Zohar I”) and Zohar II 2005-1 CDO (“Zohar II”) which include, among other things, loans made to, and equity interests in, certain portfolio companies purportedly controlled by the sponsor and former collateral manager of Zohar I and Zohar II (the “Zohar Sponsor”) and claims that may exist against the Zohar Sponsor. Refer to “Note 10: Debt” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form
10-K
for information on the Refinanced Facility.
Risk Management
Our largest risk is the credit exposure in our insured portfolio. The Company’s credit risk management and remediation functions are managed through committees and units that oversee risks in ongoing portfolio surveillance and remediation. The Company’s Insured Portfolio Management Divisions (“IPM”) monitor and remediate domestic and international public finance and structured risks. In addition, National and MBIA Corp. each has its own risk committee that, as appropriate, reviews certain portfolio decisions. Additionally, each subsidiary has its own investment committee that reviews its respective investment portfolio and investment-related decisions.
The Company’s Risk Oversight Committee (the “Risk Oversight Committee”) reviews material transactions and provides firm-wide review of policies and decisions related to credit, market, operational, legal, financial and business risks. The Company and its subsidiaries’ respective Loss Reserve Committees review loss reserving activity.
The Company’s Board of Directors and related Committees, including Audit, and Finance and Risk, oversee risks faced by the Company and its subsidiaries. The Board regularly evaluates and discusses emerging risks and risks associated with strategic initiatives. On an annual basis, the Board also evaluates and approves the Company’s risk tolerance policy. The purpose of the risk tolerance policy is to define the types and amounts of risks the Company is prepared to accept. The assessment includes risks associated with credit, capital adequacy, market, liquidity, legal, operations, cybersecurity and technology. This policy provides the basis upon which risk criteria and procedures are developed and seeks to have these applied consistently across the Company.
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

Item 1. Business (continued)
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

Item 1. Business (continued)
Credit Risk Models
We use credit risk models to test qualitative judgments, to design appropriate structures and to understand sensitivity within transactions and across broader portfolio exposure concentrations. Models are updated to reflect changes in both portfolio and transaction data and also in expectations of stressed future outcomes. For portfolio monitoring we use internal and third-party models based on individual transaction attributes and customized structures and these models are also used to determine case basis loss reserves and, where applicable, to mark-to-market
any insured obligations as may be required for financial reporting. When using third-party models, we generally perform the same review and analyses of the collateral, transaction structure, performance triggers and cash flow waterfalls as when using our internal models. See “Risk Factors—Insured Portfolio Loss Related Risk Factors—Financial modeling involves uncertainty over ultimate outcomes which makes it difficult to estimate liquidity, potential claims payments, loss reserves and fair values” in Part I, Item 1A of this Form
10-K.
Market Risk Assessment
We measure and assess market risk on a consolidated basis as well as at the holding company and subsidiaries on a stand-alone basis. Key market risks include changes in interest rates, credit spreads and foreign exchange rates. We use various models and methodologies to test exposure under market stress scenarios, including parallel and non-parallel
shifts in the yield curve, changes in credit spreads, and changes in foreign exchange rates. See “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this Form
10-K
for additional information on our market risk exposure. We also analyze stressed liquidity scenarios and stressed counterparty exposures. The analyses are used in testing investment portfolio guidelines. The Risk Oversight Committee and the Finance and Risk Committee of the Company’s Board of Directors receive periodic reports on market risk.
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
Losses and Reserves
Loss and loss adjustment expense (“LAE”) reserves are established by Loss Reserve Committees in each of our operating insurance companies and are reviewed by our executive Loss Reserve Committee, which consists of members of senior management. The Company’s loss and LAE reserves as of December 31, 2019 represent case basis reserves and estimates for LAE to be incurred. Case basis reserves represent the Company’s estimate of expected losses to be paid under its insurance contracts, net of potential recoveries and discounted using a current risk-free interest rate, for contracts where the estimated loss amount exceeds the unearned premium revenue on the related insurance contract. The Company estimates expected losses net of potential recoveries using the present value of probability-weighted estimated loss payments and recoveries, discounted at a rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract as required by accounting principles for financial guarantee contracts. We record case basis loss reserves on insured obligations which have defaulted or are expected to default during the remaining life of the obligation.
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
Intercompany Reinsurance Arrangements
MBIA Corp. and National are parties to a reinsurance agreement pursuant to which National reinsures certain public finance financial guarantee policies originally written by MBIA Corp. In addition, National entered into a second-to-pay
policy covering the reinsurance agreement.
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
Due to its significant earned surplus deficit, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009 and is not expected to have any statutory capacity to pay dividends. In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excessive contingency reserves as of September 30, 2011, December 31, 2011 and March 31, 2012, MBIA Corp. agreed that it would not pay any dividends without receiving prior approval from the NYSDFS. The foregoing dividend limitations are determined in accordance with statutory accounting principles (“U.S. STAT”).
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
obligations.
National is in compliance with the relevant aggregate and single risk limits. During 2019 and 2018, MBIA Insurance Corporation reported single risk limit overages to the NYSDFS due to changes in its statutory capital. MBIA Insurance Corporation is in compliance with its aggregate risk limits as of December 31, 2019.

Item 1. Business (continued)
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
Insight North America, LLC manages the investment portfolios of the Company and its subsidiaries in accordance with the guidelines adopted for each such portfolio. The agreements with Insight Investment provide generally that Insight Investment will have the right to manage the fixed-income investment portfolios of the Company and its subsidiaries until December 31, 2022 and guarantee certain minimum revenues thereunder. The agreements are subject to early termination.
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

Item 1. Business (continued)
RATING AGENCIES
The Company does not maintain a contractual relationship with Moody’s Investor Services (“Moody’s”), Standard & Poor’s Financial Services LLC, or Kroll Bond Rating Agency. Moody’s, at its discretion and in the absence of a contract with the Company, continues to maintain ratings on MBIA Inc. and its subsidiaries.
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
EMPLOYEES
As of December 31, 2019, the Company had 93 employees. None of the Company’s employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.
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
The Company is providing public access to certain
non-confidential
information regarding the assets securing the facility extended by its subsidiary, MZ Funding, on the Company’s MZ Funding web page. It will also make available certain confidential information subject to the execution of a non-disclosure
agreement. Instructions for accessing the information are available on the MZ Funding web page. A description of the Refinanced Facility, as well as several documents pertaining thereto, including, among others, the Senior Note Indenture, the Amended and Restated Credit Agreement, and the Amended and Restated Security Agreement, can be found on the Form
 8-K
filed by the Company on June 10, 2019, available on the Company’s website at www.mbia.com.

Item 1. Business (continued)
EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of the Company and their present ages and positions with the Company as of February 27, 2020 are set forth below:

Name	Age	Position and Term of Office
William C. Fallon	60	Chief Executive Officer and Director (executive officer since July 2005)
Anthony McKiernan	50	Executive Vice President and Chief Financial Officer (executive officer since August 2011)
Jonathan C. Harris	48	General Counsel and Secretary (executive officer since September 2017)
Daniel M. Avitabile	46	Assistant Vice President, and President and Chief Risk Officer of MBIA Corp. (executive officer since September 2017)
Adam T. Bergonzi	56	Assistant Vice President and Chief Risk Officer of National (executive officer since September 2017)
Christopher H. Young	47	Assistant Vice President, and Chief Financial Officer of National (executive officer since September 2017)
Joseph R. Schachinger	51	Controller (executive officer since May 2017)

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

Item 1. Business (continued)
Christopher H. Young is an Assistant Vice President of the Company and Chief Financial Officer of National. Prior to being named National’s Chief Financial Officer in March of 2009, Mr. Young worked at MBIA Insurance Corporation, from 2001 to 2009, in a variety of Structured Finance positions and in Corporate Strategy. The Board of Directors of MBIA Inc. and National Public Finance Guarantee Corporation appointed Mr. Young to the offices set forth opposite his name above on February 13, 2018 and March 5, 2009, respectively.
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
Some of the many state, local and territorial governments and finance authorities that issued the obligations we insure have improved since the financial crisis, some issuers continue to report fiscal stress that has resulted in a significant increase in taxes and/or a reduction in spending or other measures in efforts to satisfy their financial obligations. In particular, certain jurisdictions have significantly underfunded pension liabilities which are placing additional stress on their finances and are particularly challenging to restructure either through negotiation or under Chapter 9 of the United States Bankruptcy Code. If the issuers of the obligations in our public finance portfolio are unable to raise taxes, or increase other revenues, cut spending, reduce liabilities, and/or receive state or federal assistance, we may experience losses or impairments on those obligations, which could materially and adversely affect our business, financial condition and results of operations. The financial stress experienced by certain municipal issuers could result in the filing of Chapter 9 proceedings in states where municipal issuers are permitted to seek bankruptcy protection. In these proceedings, which remain rare, the resolution of bondholder claims (and by extension, those of bond insurers) may be subject to legal challenge by other creditors.
On June 30, 2016, the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”) became law covering the territories of the United States including the Commonwealth of Puerto Rico and its instrumentalities (“Puerto Rico”). PROMESA established an independent oversight board (the “Oversight Board”) to, among other things, file bankruptcy-like petitions pursuant to which Puerto Rico may restructure its debt on a consensual or non-consensual
basis.
On May 3, 2017, the Oversight Board certified and filed a petition under Title III of PROMESA for Puerto Rico with the District Court of Puerto Rico thereby commencing a bankruptcy-like case for Puerto Rico. Under a separate petition, the Oversight Board also commenced a Title III proceeding for Puerto Rico Sales Tax Financing Corporation (“COFINA”) on May 5, 2017. Subsequently, the Oversight Board also certified and filed voluntary petitions under Title III of PROMESA for several public corporations, including the Puerto Rico Highway and Transportation Authority (“PRHTA”) and the Puerto Rico Electric Power Authority (“PREPA”) on May 21, 2017 and July 2, 2017, respectively. Other than that for COFINA, to which we no longer have exposure following the confirmation of the Third Amended Title III Plan of Adjustment for COFINA, the Title III cases are ongoing.

Item 1A. Risk Factors (continued)
Puerto Rico continues in its efforts to rebuild its infrastructure and to otherwise recover from the impact of Hurricane Maria, recent earthquakes and other natural disasters, aided in part by Federal Emergency Management Agency and other federal agencies. The extent and duration of such aid is inherently uncertain, and the necessary and greater involvement of the federal government, through its actions to deliver disaster relief and other support services, in addition to the evolving role of the Oversight Board and the role of Puerto Rico in its own recovery, as well as Federal and Puerto Rico elections, heighten political risk in connection with the restructuring of legacy debt. This risk could lead the Oversight Board, Puerto Rico or the federal government to seek to extract greater concessions from creditors based on the uncertainty of Puerto Rico’s long term recovery prospects. In this event, losses at National on select Puerto Rico exposures could increase materially.
As of December 31, 2019, National had $2.3 billion of gross insured par outstanding related to Puerto Rico. On January 1, 2020, Puerto Rico defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $59 million. Inclusive of the January 1, 2020 claims, National has paid total gross claims in the aggregate of $1.2 billion related to Puerto Rico. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to do so or in the amounts reflected in its financial statements. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National would experience losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations.
On May 3, 2019, PREPA, the Oversight Board, AAFAF, a group of PREPA bondholders (the “Ad Hoc Group”), and Assured Guaranty Corp. and Assured Guaranty Municipal Corp. (“Assured”) entered into a Definitive Restructuring Support Agreement which was amended on September 9, 2019 to include National and Syncora Guarantee, Inc. (“Syncora”) as supporting parties (as amended, the “RSA”). The debt restructuring contemplated by the RSA will not be effective until (i) confirmation of a plan of adjustment under PROMESA, (ii) negotiation and consummation of definitive documentation and legal opinions, (iii) enactment and implementation of supportive Puerto Rico legislation and (iv) receipt of Puerto Rico regulatory approval, each of which outcome is uncertain and subject to varying degrees of risk.
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
As a financial guarantee company, our insured exposures and our results of operations can be materially affected by general political and economic conditions, both in the U.S. and around the world. General global unrest, including without limitation from the exit of the United Kingdom from the European Union, as well as fraud, terrorism, catastrophic events, natural disasters, pandemics or similar events could disrupt the economy in the U.S. and other countries where we have insured exposure or operate our businesses. In certain jurisdictions outside the U.S. we face higher risks of governmental intervention through nationalization or expropriation of assets, changes in regulation, an inability to enforce our rights in court or otherwise and corruption, which may cause us to incur losses on the exposures we insure or reputational harm.
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
The financial guarantee insurance industry has historically been and will continue to be subject to the direct and indirect effects of governmental regulation, including insurance laws, securities laws, tax laws, legal precedents and accounting rules affecting asset-backed and municipal obligations, as well as changes in those laws. Failure to comply with applicable laws and regulations could expose our insurance companies and/or their constituents, to fines, the loss of their insurance licenses, and the inability to engage in certain business activity, as the case may be. These laws also limit investors’ ability to affect a takeover or business combination without the approval of our insurance regulators.
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
Under the NYIL, the Superintendent of Financial Services (the “Superintendent”) may apply for an order directing the rehabilitation or liquidation of a domestic insurance company under certain circumstances, including upon the insolvency of the company, if the company has willfully violated its charter or the NYIL, or if the company is found, after examination, to be in such condition that further transaction of business would be hazardous to its policyholders, creditors or the public. The Superintendent may also suspend an insurer’s license, restrict its license authority, or limit the amount of premiums written in New York if, after a hearing, the Superintendent determines that the insurer’s surplus to policyholders is not adequate in relation to its outstanding liabilities or financial needs. If the Superintendent were to take any such action as to National, it could result in the reduction or elimination of the payment of dividends to MBIA Inc.
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

Item 1A. Risk Factors (continued)
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
Despite our implementation and maintenance of a cybersecurity program which includes a variety of security measures, our information technology systems, networks and data could be subject to cyber-attacks or physical break-ins,
unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive information.
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
As further set forth in “Note 19: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form
10-K,
the Company and/or its subsidiaries are named as defendants in certain litigations, and in the ordinary course of business, may be a defendant in or party to a new or threatened legal action. Although the Company intends to vigorously defend against any current or future action, there can be no assurance that it will prevail in any such action, and any adverse ultimate outcome could result in a loss and/or have a material adverse effect on our reputation, business, results of operations or financial condition.
The Company is dependent on key executives and the loss of any of these executives, or its inability to retain other key personnel, could adversely affect its business.
The Company’s success substantially depends upon its ability to retain qualified employees and upon the ability of its senior management and other key employees to implement its business strategy. The Company believes there are only a limited number of available qualified executives in the business lines in which the Company operates. The Company relies substantially upon the services of William C. Fallon, Chief Executive Officer, and other senior executives. There is no assurance that the Company will be able to retain the services of key executives. While the Company has a succession plan for key executives and does not expect the departure of any key executives to have a material adverse effect on its operations, there can be no assurance that the loss of the services of any of these individuals or other key members of the Company’s management team would not adversely affect the implementation of its business strategy.

Item 1A. Risk Factors (continued)
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
As previously disclosed in Part II, item 9A of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2018, we identified a material weakness in internal control over financial reporting related to the process used to estimate its loss reserves and recoveries for residential mortgage-backed securities (“RMBS”) insured by MBIA Insurance Corporation. During 2019, we commenced a remediation plan by modifying existing key controls and implementing new key controls at a sufficient level of precision to verify the reliability of data, the reasonableness of assumptions and the accuracy of calculations used in our RMBS loss reserve and recovery models. Also in 2019, we completed our testing of these controls to verify that such controls are operating effectively and at a sufficient level of precision. However, if our controls are not maintained as effective, we cannot be assured that the risks described above would not have the noted impact.

Item 1A. Risk Factors (continued)
Capital, Liquidity and Market Related Risk Factors
We are a holding company and rely to a significant degree on cash flow from National. A disruption in this cash flow or an inability to access third-party capital could materially and adversely affect our business, operating results and financial condition and ultimately adversely affect liquidity.
As a holding company, MBIA Inc. is largely dependent on dividends from National to pay principal and interest on our indebtedness and operating expenses, among other items. We expect that for the foreseeable future National alone will be the source of dividends to the Company, and it is subject to various statutory and regulatory restrictions applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that it may pay. See “New York State Dividend Limitations” in Part 1, Item 1 and “Note 14: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form
10-K
for a further discussion of dividends.
We may also from time to time seek to raise capital from external sources. The Company’s access to external sources of financing, as well as the cost of such financing would be influenced by various factors, which could include (i) the long-term debt ratings of the Company, (ii) expected dividends from National , (iii) the financial condition and business prospects of our insurance companies and (iv) the perceptions of the financial strength of MBIA Inc. and our insurance companies. There can be no assurance that an inability to obtain adequate capital on favorable terms, or at all, would not adversely affect our business, operating results and financial condition.
Consequently, our inability to maintain access to capital on favorable terms could have an adverse impact on our ability to pay losses and debt obligations, to pay dividends on our capital stock, to pay principal and interest on our indebtedness, to pay our operating expenses and to make capital investments in our subsidiaries. In addition, future capital raises for equity or equity-linked securities could result in dilution to the Company’s shareholders. Also, some securities that the Company could issue, such as preferred stock or securities issued by the Company’s operating subsidiaries may have rights, preferences and privileges that are senior to those of its common shares.
MBIA Inc. has substantial indebtedness, and may incur additional indebtedness, which could adversely affect our financial condition, and/or our ability to obtain financing in the future, react to changes in our business and/or satisfy our obligations.
As of December 31, 2019, MBIA Inc. had $680 million of medium-term note liabilities, $427 million of Senior Notes liabilities and $304 million of investment agreement liabilities. Our substantial indebtedness and other liabilities could have material consequences because:
•	we may be unable to obtain additional financing, should such a need arise, which may limit our ability to satisfy obligations with respect to our debt;
•	a large portion of MBIA Inc.’s financial resources must be dedicated to the payment of principal and interest on our debt, thereby reducing the funds available to use for other purposes;
•	it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such debt;
•	we may be more vulnerable to general adverse economic and industry conditions;
•	our ability to refinance debt may be limited or the associated costs may increase;
•	our flexibility to adjust to changing market conditions could be limited; and
•	we are exposed to the risk of fluctuations in interest rates and foreign currency exchange rates because a portion of our liabilities are at variable rates of interest or denominated in foreign currencies.

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
The level of interest rates and foreign currency exchange rates, and the discontinuance of certain interbank offered rates, could materially and adversely affect our financial condition.
Increases in prevailing interest rate levels can adversely affect the value of our investment portfolios and, therefore, our financial condition. In the event that investments must be sold in order to make payments on insured exposures or other liabilities, such investments would likely be sold at discounted prices. Increases in interest rates also adversely affect the values of investments collateralizing our investment agreement liabilities in our corporate operations, which would require the Company to post additional collateral to its counterparties. In the insurance operations, with respect to credit risk, increasing interest rates could lead to increased stress on transactions in our insured portfolio with floating rate liabilities. Increasing interest rates could also result in a lower present value of salvage reserves while declining interest rates could result in a higher present value of future loss payments.
Lower interest rates can result in lower net interest income since a substantial amount of assets are now held in cash and cash equivalents given the increased focus on liquidity. Lower interest rates would also adversely impact the value of our interest rate swap contracts in our corporate operations, and would require the Company to post additional collateral to its counterparties.
Further, a number of our debt issuances, interest rate swap contracts and financial investments are indexed to an interbank offered rate, including the London Interbank Offered Rate (“LIBOR”), and the assets or liabilities related to insured credit transactions may be indexed to LIBOR, as the applicable reference rate. In July 2017, The U.K. Financial Conduct Authority announced that after 2021, it will no longer persuade or require banks to submit rates for LIBOR. This announcement, among other developments, has resulted in uncertainty about the future of LIBOR, and the potential or actual discontinuance of LIBOR as a benchmark rate may adversely affect the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to LIBOR. Furthermore, there can be no assurance that we and other market participants will be adequately prepared for an actual discontinuation of LIBOR which could have an unpredictable impact on contractual mechanics that could also produce an adverse economic impact.
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

Item 1A. Risk Factors (continued)
MBIA Corp. Risk Factors
As described further and for the reasons stated herein, we believe that MBIA Corp. will not provide significant economic or shareholder value to MBIA Inc. For additional information on MBIA Corp., refer to “Results of Operations—International and Structured Finance Insurance” in Part II, Item 7 of this Form
10-K.
Additionally, also as described further herein, given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any material economic impact on the financial condition or liquidity of MBIA Inc. However, there can be no assurance that the financial condition or a rehabilitation or liquidation proceeding of MBIA Insurance Corporation would not have an adverse impact on MBIA Inc. The risk factors described below with respect to MBIA Corp. are set forth for that reason, as well as for an independent understanding of the risks to MBIA Corp.
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
MBIA Insurance Corporation is particularly sensitive to the risk that it will not have sufficient capital or liquid resources to meet contractual payment obligations when due or to make settlement payments in order to terminate insured exposures to avoid losses. While management’s expected liquidity and capital forecasts for MBIA Insurance Corporation reflect adequate resources to pay expected claims, there are risks to the capital and liquidity forecasts as MBIA Insurance Corporation’s remaining insured exposures and its expected salvage recoveries are potentially volatile. Such volatility exists in the amount of putback recoverables, excess spread, and other salvage that MBIA Insurance Corporation may collect, including recoveries on the claims it paid in respect of the insured notes issued by Zohar CDO
2003-1,
Limited and Zohar II
2005-1
CDO (“Zohar II”) (collectively, the “Zohar Claims Payments”), and the exposure in its remaining insured portfolio, which could deteriorate and result in significant additional loss reserves and claim payments, including claims on insured exposures that in some cases may require large bullet payments.
In July of 2019, MBIA Insurance Corporation consummated a financing facility (the “Refinanced Facility”) between MZ Funding LLC (“MZ Funding”) and certain purchasers, pursuant to which the purchasers or their affiliates (collectively, the “Senior Lenders”), agreed to refinance the outstanding insured senior notes of MZ Funding, and MBIA Inc. received amended subordinated notes of MZ Funding. In connection with the Refinanced Facility, the Senior Lenders purchased new senior notes issued by MZ Funding with an aggregate principal amount of $278 million. In addition, MBIA Inc. received amended subordinated notes issued by MZ Funding with an aggregate principal amount of $54 million. The Refinanced Facility is described in more detail under the “Liquidity—MBIA Corp. Liquidity” section in Part II, Item 7 of this Form
10-K.
MBIA Insurance Corporation believes that the primary source of funds for the repayment of its obligations under the Refinanced Facility and for reimbursement for the Zohar Claims Payments will come from the monetization of the loans made to, and equity interests in, companies purportedly controlled by the sponsor and former collateral manager of the Zohar CDOs referenced above (collectively, the “Zohar Collateral”).

Item 1A. Risk Factors (continued)
While MBIA Insurance Corporation believes there will be significant recoveries on the Zohar Collateral, there is significant uncertainty with respect to its realizable value. If the amount of recoveries on the Zohar Collateral is not sufficient to repay amounts due under the Refinanced Facility on or before its maturity date and to reimburse MBIA Insurance Corporation for a substantial portion of the Zohar Claims Payments, MBIA Insurance Corporation would likely incur substantial additional losses, which could materially impair its statutory capital and liquidity. In particular, on October 17, 2019, one of the companies (Dura Automotive Systems, LLC), and certain of its affiliates, filed for bankruptcy protection in federal bankruptcy court in the Middle District of Tennessee (the “Dura Bankruptcy Cases”). On November 1, 2019, the Court overseeing the voluntary bankruptcy proceedings in federal bankruptcy court in the District of Delaware for the Zohar I and Zohar II funds (the “Zohar Funds Bankruptcy Cases”) entered an Order directing that, effective November 8, 2019, the Dura Bankruptcy Cases shall be transferred to the District of Delaware. The Zohar debtors have substantial interests in the Dura debtors, and hold secured term loan indebtedness and an indirect interest in the majority of the equity in the Dura debtors. There can be no assurance that the outcome of the Dura Bankruptcy Cases will not have a material adverse impact on MBIA Corp.’s ability to recover all or substantially all of the payments it made on Zohar II.
MBIA Insurance Corporation believes that if the NYSDFS concludes at any time that MBIA Insurance Corporation will not be able to satisfy its obligations under the Facility and under its other issued policies, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the NYIL and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the NYSDFS. The NYSDFS enjoys broad discretion in this regard, and any determination they may make would not be limited to consideration of the matters described above. As noted, however, given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any material economic liquidity impact on MBIA Inc.
MBIA Corp. insures certain transactions that continue to perform poorly and increased losses or a delay or failure in collecting expected recoveries may materially and adversely affect its financial condition and results of operations.
MBIA Corp. insures certain structured finance transactions that remain volatile and could result in additional losses, which could be substantial. MBIA Corp. has also recorded significant loss reserves on its RMBS and CDO exposures, and there can be no assurance that these reserves will be sufficient, in particular if the economy deteriorates. These transactions are also subject to servicer risks, which relates to problems with the transaction’s servicer that could adversely affect performance of the underlying assets. Furthermore, MBIA Corp. has recorded substantial expected recoveries on certain RMBS, and the timing and amount of those recoveries are subject to risk. Any delay or failure in collecting expected recoveries may materially and adversely affect MBIA Corp.’s financial condition and results of operations. As of December 31, 2019, MBIA Corp. recorded expected excess spread recoveries (the difference between interest inflows on assets and interest outflows on liabilities) of $191 million, including recoveries related to consolidated VIEs, on our RMBS transactions, in reimbursement of our past and future expected claims. Of this amount, $125 million is included in “Insurance loss recoverable” and $66 million is included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. The aggregate amount of excess spread depends on the future loss trends, which include future delinquency trends, average time to charge-off/liquidate
delinquent loans, the future spread between Prime and the LIBOR interest rates, and borrower refinancing behavior (which may be affected by changes in the interest rate environment) that results in voluntary prepayments. Excess spread also includes subsequent recoveries on previously charged-off
loans associated with insured second-lien RMBS securitizations. There can be no assurance that this recovery will be received in its entirety or in the expected timeframe. In addition, the Company has recorded a recovery on a transaction containing ineligible loans securitized by Credit Suisse. The Company is pursuing recovery of its losses on this transaction in a litigation in which its assessment of the ineligibility of individual mortgage loans has been challenged by Credit Suisse, and there is no assurance that the Company’s determinations will prevail, or that the Company will be successful in collecting its estimated recoveries in the anticipated timeframe. The litigation may take several years to resolve, during which time we will continue to be required to pay losses on the subject transaction, which may exceed the reserves established for the transaction.

Item 1A. Risk Factors (continued)
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

Item 3. Legal Proceedings
For a discussion of the Company’s litigation and related matters, see “Note 19: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8. In the normal course of operating its businesses, MBIA Inc. may be involved in various legal proceedings. As a courtesy, the Company posts on its website under the section “Legal Proceedings,” selected information and documents in reference to selected legal proceedings in which the Company is the plaintiff or the defendant. The Company will not necessarily post all documents for each proceeding and undertakes no obligation to revise or update them to reflect changes in events or expectations. The complete official court docket can be publicly accessed by contacting the clerk’s office of the respective court where each litigation is pending.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MBI.” As of February 20, 2020, there were 281 shareholders of record of the Company’s common stock. The Company did not pay cash dividends on its common stock during 2019 or 2018. For information on the ability for certain subsidiaries of the Company to transfer funds to the Company in the form of cash dividends or otherwise, refer to “Item 1. Business—Insurance Regulation” in this annual report.
On November 3, 2017, the Company’s Board of Directors authorized the repurchase by the Company or National of up to $250 million of its outstanding shares under a new share repurchase authorization. During 2018, 5.8 million shares were repurchased at a cost of approximately $48 million and an average price of $8.21 under the November 3, 2017 repurchase program. During 2019, 11.1 million shares were repurchased at a cost of approximately $101 million and an average price of $9.12 under the November 3, 2017 repurchase program.
The table below presents repurchases made by the Company or National in each month during the fourth quarter of 2019. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III for a further discussion of securities authorized for issuance under long-term incentive plans.

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions)
October	416,854	9.24	416,737	$105
November	21,069	9.27	20,954	104
December	405,386	9.26	387,413	101

(1)—Includes 117 shares in October, 115 shares in November and 119 shares in December repurchased in open market transactions as investments in the Company’s non-qualified
deferred compensation plan and 17,854 shares in December repurchased by the Company in open market transactions for settling awards under the Company’s long-term incentive plans.
As of December 31, 2019, 283,433,401 shares of Common Stock of the Company, par value $1 per share, were issued and 79,433,293 shares were outstanding.

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

	2014	2015	2016	2017	2018	2019
MBIA Inc. Common Stock	100.00	67.92	112.16	76.73	93.50	97.48
S&P 500 Index	100.00	101.37	113.49	138.26	132.19	173.80
S&P Financials Index	100.00	98.44	120.83	147.58	128.34	169.52

Source: Bloomberg Finance L.P.

Item 6. Selected Financial Data

In millions except per share amounts	2019	2018		2017	2016	2015
Summary Statement of Operations Data:
Premiums earned	$85	$162		$201	$300	$372
Net investment income	114	130		154	152	152
Net change in fair value of insured derivatives	15	(25)		(51)	(19)	129
Net gains (losses) on financial instruments at fair value and foreign exchange	52	(17)		(24)	84	63
Net investment losses related to other-than-temporary impairments	(67)	(5)		(106)	(5)	(13)
Other net realized gains (losses)	4	—		31	(282)	17
Revenues of consolidated variable interest entities	77	(111)		185	31	128
Total revenues	280	162		433	294	853
Losses and loss adjustment	242	63		683	220	123
Operating	92	71		106	137	140
Interest	201	206		197	197	199
Expenses of consolidated variable interest entities	91	98		85	39	52
Total expenses	637	458		1,094	633	564
Income (loss) before income taxes	(357)	(296)		(661)	(339)	289
Net income (loss)	(359)	(296)		(1,605)	(338)	180
Net income (loss) per common share:
Basic	$(4.43)	$(3.33)		$(13.50)	$(2.54)	$1.06
Diluted	$(4.43)	$(3.33)		$(13.50)	$(2.54)	$1.06
Summary Balance Sheet Data:
Investments and cash and cash equivalents	3,537	4,294		4,777	5,796	6,814
Total assets of consolidated variable interest entities	1,629	1,726		3,215	2,672	5,378
Total assets	7,284	8,107	(1)	9,095	11,137	14,836
Unearned premium revenue	482	587		752	958	1,591
Loss and loss adjustment expense reserves	901	965	(1)	979	541	516
Long-term debt	2,228	2,249		2,121	1,986	1,889
Medium-term notes	680	722		765	895	1,016
Investment agreements	304	311		337	399	462
Derivative liabilities	175	199		262	299	314
Total liabilities of consolidated variable interest entities	1,539	1,744		2,289	2,241	5,096
Total equity	839	1,132		1,425	3,239	3,741
Book value per share	$10.40	$12.46		$15.44	$23.87	$24.61
Insurance Statistical Data:
Debt service outstanding	$107,510	$128,069		$154,945	$235,899	$326,612
Gross par amount outstanding	58,896	69,761		87,031	141,225	202,661

(1)—Amounts were revised. Refer to “Note 2. Significant Accounting Policies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form
10-K
for additional information.

Item 6. Selected Financial Data (continued)
Quarterly Financial Information (unaudited):

	2019
In millions except per share amounts	First		Second		Third		Fourth	Full Year (1)
Premiums earned	$23		$22		$20		$20	$85
Net investment income	32		30		27		25	114
Net change in fair value of insured derivatives	14		(1)		—		2	15
Net gains (losses) on financial instruments at fair value and foreign exchange	22		(26)		44		12	52
Net investment losses related to other-than-temporary impairments	(28)		(9)		—		(30)	(67)
Other net realized gains (losses)	1		1		—		2	4
Revenues of consolidated variable interest entities	(14)		12		82		(3)	77
Total revenues	50		30		172		28	280
Losses and loss adjustment	(38)		140		(13)		153	242
Operating	26		19		23		24	92
Interest	52		52		50		47	201
Expenses of consolidated variable interest entities	25		24		20		22	91
Total expenses	69		237		83		248	637
Income (loss) before income taxes	(19)		(207)		89		(220)	(357)
Net income (loss)	(21	) (2)	(207	) (2)	83	(2)	(243)	(359)
Net income (loss) per common share:
Basic	$(0.24	) (2)	$(2.45	) (2)	$1.00	(2)	$(3.21)	$(4.43)
Diluted	$(0.24	) (2)	$(2.45	) (2)	$1.00	(2)	$(3.21)	$(4.43)

(1)—May not cross-foot due to rounding.
(2)—Amounts were revised. Refer to “Note 3. Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form
10-K
for additional information.

	2018
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
This section of this Form
10-K
generally discusses 2019 and 2018 items and
year-to-year
comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year
comparisons between 2018 and 2017 that are not included in this Form
10-K
can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2018.
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
National’s primary objectives are to maximize the performance of its existing insured portfolio through effective surveillance and remediation activity and effectively manage its investment portfolio. Our corporate segment consists of general corporate activities, including providing support services to MBIA’s operating subsidiaries and asset and capital management. MBIA Corp.’s primary objectives are to satisfy all claims by its policyholders and to maximize future recoveries, if any, for its senior lending and surplus note holders, and then its preferred stock holders. MBIA Corp. is executing this strategy by, among other things, pursuing various actions focused on maximizing the collection of recoveries and reducing and mitigating potential losses on its insurance exposures. We do not expect National or MBIA Corp. to write significant new business.
EXECUTIVE OVERVIEW
2019 Events
The following is a summary of notable 2019 events:
•	On January 1, 2019 and July 1, 2019, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”), defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $393 million. On January 1, 2020, Puerto Rico also defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $59 million. As of December 31, 2019, National had $3.3 billion of debt service outstanding related to Puerto Rico. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
EXECUTIVE OVERVIEW (continued)
•	In February of 2019, the Plan of Adjustment for the Puerto Rico Sales Tax Financing Corporation (“COFINA”) was implemented. National insured bondholders were given the option of commuting their insurance policy and receiving uninsured COFINA bonds, or placing their new uninsured COFINA bonds into National Custodial Trusts (the “Trusts”) and continuing to benefit from a National insurance policy. Seven Trusts were formed and consolidated as variable interest entities (“VIEs”) by the Company. National tendered and commuted $182 million market value of National insured COFINA bonds it owned for new uninsured COFINA bonds, which in conjunction with other tendered and commuted bonds, resulted in a reduction to National’s insured exposure to COFINA. Since the closing date of the Plan of Adjustment and initial distribution of cash and bonds, National sold all of the new uninsured bonds held in the Trusts. The sales of bonds held in the Trusts were used to reduce National’s obligations under its original insurance policies upon passing the proceeds through the Trusts to certificate holders. In December of 2019, in the absence of additional bonds to sell from the Trusts, National elected to make a voluntary additional payment in the amount of $66 million with the effect of simultaneously reducing the Trust’s obligations to zero and satisfying in full the obligations under its original insurance policies. Subsequent to December 31, 2019, the Trusts were legally dissolved. Accordingly, since the Plan of Adjustment was implemented, National’s COFINA gross par outstanding, gross par outstanding plus capital appreciation bonds (“CABs”) accreted interest and debt service outstanding has been reduced to zero from approximately $684 million, $1.2 billion and $4.2 billion, respectively. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our COFINA transactions.
•	In September of 2019, National agreed to join the restructuring support agreement, as amended (“RSA”), with the Puerto Rico Electric Power Authority (“PREPA”), other monoline insurers, a group of uninsured PREPA bondholders, Puerto Rico, and the Oversight Board. The restructuring transaction described in the RSA is intended to, among other things, provide a framework for the consensual resolution of the treatment of National’s insured PREPA revenue bonds in PREPA’s recovery plan. Upon consummation of the restructuring transaction, PREPA’s revenue bonds will be exchanged into new securitization bonds issued by a special purpose entity and secured by a segregated transition charge assessed on customer’s electricity bills. The debt restructuring contemplated by the RSA will not be effective until (i) confirmation of a plan of adjustment under PROMESA, (ii) negotiation and consummation of definitive documentation and legal opinions, (iii) enactment and implementation of supportive Puerto Rico legislation and (iv) receipt of Puerto Rico regulatory approval, each of which outcome is uncertain and subject to varying degrees of risk. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on the PREPA RSA.
•	In July of 2019, MBIA Corp. consummated a financing facility (the “Refinanced Facility”) between MZ Funding LLC (“MZ Funding”) and certain purchasers, pursuant to which the purchasers or their affiliates (collectively, the “Senior Lenders”), agreed to refinance the outstanding insured senior notes of MZ Funding, and MBIA Inc. received amended subordinated notes of MZ Funding (the Senior Lenders and MBIA Inc. being referred to herein as, the “Lenders”). In connection with the refinancing transaction, MZ Funding and MBIA Corp. entered into an amended and restated credit agreement (the “New Credit Agreement” and the loans thereunder, the “MBIA Loans”). MBIA Corp. issued new financial guarantee insurance policies (the “MBIA Corp. Policies”) insuring the Refinanced Facility. Refer to the “Liquidity” section for additional information on the Refinanced Facility.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
EXECUTIVE OVERVIEW (continued)
Financial Highlights
The following table presents our financial highlights. A detailed discussion of our financial results is presented within the “Results of Operations” section included herein. Refer to the “Capital Resources—Insurance Statutory Capital” section for a discussion of National’s and MBIA Insurance Corporation’s capital position under statutory accounting principles (“U.S. STAT”).

	Years Ended December 31,
In millions except for per share amounts	2019	2018	2017
Net income (loss)	$(359)	$(296)	$(1,605)
Net income (loss) per diluted share	(4.43)	(3.33)	(13.50)
Adjusted net income (loss) (1)	(17)	(38)	(410)
Adjusted net income (loss) per diluted share (1)	(0.21)	(0.42)	(3.45)
Cost of shares repurchased	101	48	325

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
Economic and Financial Market Trends
The U.S. economy continued to remain healthy during the fourth quarter of 2019 due to a strong labor market and low inflation. Economic activity has seen moderate gains due to continued strength in consumer spending, however, fixed investment in the business sector and exports remain sluggish. In addition, increases in U.S. home prices have been moderate.
The Federal Open Market Committee (“FOMC”) maintained its target range for the federal funds rate at the December of 2019 meeting after lowering the rate by 25 basis points at each of its July, September and October of 2019 meetings. The FOMC cited that current monetary policy is justified in order to support sustained economic growth and robust labor market conditions while facing minimal inflationary pressures. The FOMC stated that it will continue to assess various economic factors including labor market developments, inflation stresses and trade tensions relative to its objectives of maximum employment and 2% inflation.
Economic and financial market trends could impact the Company’s financial results. Many states and municipalities have experienced growing tax collections that resulted from increased economic activity and higher assessed property valuations. Economic improvement at the state and local level strengthens the credit quality of the issuers of our insured municipal bonds, improves the performance of our insured U.S. public finance portfolio and could reduce the amount of National’s potential incurred losses. In addition, higher projected interest rates could yield increased returns on our Company’s investment portfolios.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires the use of estimates and assumptions. Refer to “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a discussion of our significant accounting policies and methods used in the preparation of our consolidated financial statements.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued)
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
Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information on our loss reserves and recoveries, including critical accounting estimates used in the determination of these amounts.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued)
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
Instruments that trade infrequently and, therefore, have little or no price transparency are classified within Level 3 of the fair value hierarchy. Also included in Level 3 are financial instruments that have significant unobservable inputs deemed significant to the instrument’s overall fair value. Level 3 assets represented approximately 15% and 12% of total assets measured at fair value on a recurring basis as of December 31, 2019 and 2018, respectively. Level 3 liabilities represented approximately 72% and 65% of total liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018, respectively.
Refer to “Note 7: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for further information about our financial assets and liabilities that are accounted for at fair value, including valuation techniques and significant inputs used to estimate fair values.
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company.
RESULTS OF OPERATIONS
Summary of Consolidated Results
The following table presents a summary of our consolidated financial results for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
In millions except for per share amounts	2019	2018	2017
Total revenues	$280	$162	$433
Total expenses	637	458	1,094

Income (loss) before income taxes	(357)	(296)	(661)
Provision (benefit) for income taxes	2	—	944

Net income (loss)	$(359)	$(296)	$(1,605)

Net income (loss) per common share:
Basic	$(4.43)	$(3.33)	$(13.50)
Diluted	$(4.43)	$(3.33)	$(13.50)
Weighted average number of common shares outstanding:
Basic	81,014,285	89,013,711	118,930,282
Diluted	81,014,285	89,013,711	118,930,282

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RESULTS OF OPERATIONS (continued)
2019 vs. 2018
The increase in consolidated total revenues was primarily due to favorable changes in revenues of consolidated VIEs, realized gains from the sale of uninsured PREPA bonds and from the exchange and subsequent sale of COFINA bonds and a favorable net change in the value of insured derivatives. The favorable change in revenues of consolidated VIEs was primarily due to lower losses related to the deconsolidation of consolidated VIEs in 2018, an increase in net gains from second-lien residential mortgage-backed securities (“RMBS”)
put-back
claims on ineligible mortgage loans and net gains from increases in the fair values of collateral of consolidated VIEs, partially offset by a loss on the initial consolidation of VIEs in February of 2019. The favorable net change in the fair value of insured derivatives resulted from lower loss payments in 2019. These increases in revenues were partially offset by lower premiums earned as a result of the acceleration of premiums related to the termination of several international public finance policies in 2018, overall decreases in premiums from maturities and early settlements of other insured transactions and an increase in net investment losses related to other-than-temporary investments (“OTTI”).
Consolidated total expenses for the years ended December 31, 2019 and 2018 included net insurance loss and LAE of $242 million and $63 million, respectively. The increase in loss and LAE was primarily due to increases in losses on insured collateralized debt obligations (“CDO”) and insured first-lien RMBS, partially offset by decreases in losses on certain Puerto Rico credits.
Non-GAAP
Adjusted Net Income (Loss)
In addition to our results prepared in accordance with GAAP, we also analyze the operating performance of the Company using adjusted net income (loss) and adjusted net income (loss) per diluted common share, both non-GAAP
measures. Since adjusted net income (loss) is used by management to assess performance and make business decisions, we consider adjusted net income (loss) and adjusted net income (loss) per diluted common share fundamental measures of periodic financial performance which are useful in understanding our results. Adjusted net income (loss) and adjusted net income (loss) per diluted common share are not substitutes for net income (loss) and net income (loss) per diluted common share determined in accordance with GAAP, and our definitions of adjusted net income (loss) and adjusted net income (loss) per diluted common share may differ from those used by other companies.
Adjusted net income (loss) and adjusted net income (loss) per diluted common share include the after-tax
results of the Company and remove the
after-tax
results of our international and structured finance insurance segment, comprising the results of MBIA Corp. which given its capital structure and business prospects, we do not expect its financial performance to have a material economic impact on MBIA Inc., as well as the following:
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

•
Income taxes
– The Company applies a zero effective tax rate for federal income tax purposes to its pre-tax
adjustments, if applicable. For 2017, we removed the provision for income taxes impact of recording a full valuation allowance against the Company’s net deferred tax asset.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RESULTS OF OPERATIONS (continued)
The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
In millions, except share and per share amounts	2019		2018		2017
Net income (loss)	$(359)		$(296)		$(1,605)
Less: adjusted net income adjustments:
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(369)		(278)		(185)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments (1)	(39)		16		64
Foreign exchange gains (losses) (1)	8		21		(63)
Net gains (losses) on sales of investments (1)	128		(13)		14
Net investment losses related to OTTI	(67)		(5)		(106)
Net gains (losses) on extinguishment of debt	(1)		3		28
Other net realized gains (losses)	(2)		(2)		(3)
Adjusted net income adjustment to the (provision) benefit for income tax (2)	—		—		(944)

Adjusted net income (loss)	$(17)		$(38)		$(410)

Adjusted net income (loss) per diluted common share	$(0.21	) (3)	$(0.42	) (3)	$(3.45	) (3)

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
Book Value Adjustments Per Share
In addition to GAAP book value per share, for internal purposes management also analyzes adjusted book value (“ABV”) per share, changes to which measure we view as an important indicator of financial performance. ABV is also used by management in certain components of management’s compensation. Previously and through our Form
10-K
for the fiscal year ended December 31, 2018, for the benefit of investors and analysts, management presented
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

•
Net unearned premium revenue in excess of expected losses of National
– We include net unearned premium revenue in excess of expected losses. Net unearned premium revenue in excess of expected losses consists of the financial guarantee unearned premium revenue of National in excess of expected insurance losses, net of reinsurance and deferred acquisition costs. In accordance with GAAP, a loss reserve on a financial guarantee policy is only recorded when expected losses exceed the amount of unearned premium revenue recorded for that policy. As a result, we only add to GAAP book value the amount of unearned premium revenue in excess of expected losses for each policy in order to reflect the full amount of our expected losses. The Company’s net unearned premium revenue will be recognized in GAAP book value in future periods, however, actual amounts could differ from estimated amounts due to such factors as credit defaults and policy terminations, among others.

Since the Company has a full valuation allowance against its net deferred tax asset, the book value per share adjustments to ABV were adjusted by applying a zero effective tax rate.
The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

	As of December 31,
In millions except share and per share amounts	2019	2018
Total shareholders’ equity of MBIA Inc.	$826	$1,119
Common shares outstanding	79,433,293	89,821,713
GAAP book value per share	$10.40	$12.46
Management’s adjustments described above:
Remove negative book value per share of MBIA Corp.	(16.81)	(10.93)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	1.29	(0.46)
Include net unearned premium revenue in excess of expected losses	3.46	3.53

U.S. Public Finance Insurance
Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt
and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of December 31, 2019, National had total insured gross par outstanding of $48.9 billion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RESULTS OF OPERATIONS (continued)
National continues to monitor and remediate its existing insured portfolio and may also pursue strategic alternatives that could enhance shareholder value. Certain state and local governments and territory obligors that National insures are experiencing financial and budgetary stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of the Company’s insured transactions. In particular, Puerto Rico is experiencing significant fiscal stress and constrained liquidity due to, among other things, Puerto Rico’s structural budget imbalance, the lack of access to the capital markets, a stagnating local economy, net migration of people out of Puerto Rico and a high debt burden. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of stress affecting our insured credits remains uncertain.
The following table presents our U.S. public finance insurance segment results for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,			Percent Change
In millions	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net premiums earned	$66	$95	$174	-31%	-45%
Net investment income	98	111	113	-12%	-2%
Fees and reimbursements	3	2	2	50%	—%
Net gains (losses) on financial instruments at fair value and foreign exchange	139	(21)	21	n/m	n/m
Net investment losses related to other-than-temporary impairments	(67)	(5)	(106)	n/m	-95%
Other net realized gains (losses)	2	—	(4)	n/m	-100%
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	64	—	—	n/m	n/m
Other net realized gains (losses)	(43)	—	—	n/m	n/m

Total revenues	262	182	200	44%	-9%

Losses and loss adjustment	53	91	499	-42%	-82%
Amortization of deferred acquisition costs	16	21	39	-24%	-46%
Operating	49	41	69	20%	-41%

Total expenses	118	153	607	-23%	-75%

Income (loss) before income taxes	$144	$29	$(407)	n/m	-107%

n/m—Percent change not meaningful.
NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Certain premiums are eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The decrease in net premiums earned for 2019 compared with 2018 resulted from a $24 million decrease in refunded premiums earned and a $5 million decrease in scheduled premiums earned. The decrease in refunded premiums was primarily due to refunded activity related to the 2019 COFINA transaction that were eliminated as a result of the Company consolidating VIEs. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. Net premiums earned during 2019 includes the elimination of $19 million due to the consolidation of VIEs. The Company did not consolidate any VIEs in its U.S. Public Finance segment during 2018.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for 2019 compared with 2018 was primarily due to realized gains from the sale of uninsured PREPA bonds and from the exchange and subsequent sale of COFINA bonds as a result of the Plan of Adjustment for COFINA.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RESULTS OF OPERATIONS (continued)
NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to OTTI for 2019 and 2018 were primarily related to an impaired security for which a credit loss was recognized in earnings. This OTTI resulted from adverse financial conditions of the issuer. Subsequent to December 31, 2019, we sold this impaired security, for which we have reflected the full impairment to fair value as of December 31, 2019.
REVENUES OF CONSOLIDATED VIEs VIEs within our U.S. public finance insurance segment include the Trusts established in connection with the COFINA Plan of Adjustment. For 2019, total revenues of consolidated VIEs were $21 million. This was primarily due to net gains from increases in the fair values of collateral since consolidating the VIEs, partially offset by a loss on the initial consolidation of the VIEs in February of 2019. We elected to record at fair value certain instruments that are consolidated under accounting guidance for consolidation of VIEs and, as such, changes in fair values of these instruments, which included investments held and debt issued, are reflected in earnings. During 2019, all remaining investment assets of the Trusts were sold and National elected to make a voluntary additional payment with the effect of simultaneously reducing the Trust’s debt obligations to zero and satisfying in full the obligations under its original insurance policies. Refer to the following “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on the COFINA restructuring.
LOSSES AND LOSS ADJUSTMENT EXPENSES For the years ended December 31, 2019 and 2018, losses and LAE primarily related to certain Puerto Rico exposures.
The following table presents information about our U.S. public finance insurance loss recoverable assets and loss and LAE reserves liabilities as of December 31, 2019 and 2018:

In millions	December 31, 2019	December 31, 2018	Percent Change
Assets:
Insurance loss recoverable	$911	$571	60%
Reinsurance recoverable on paid and unpaid losses (1)	14	16	-13%
Liabilities:
Loss and LAE reserves	432	551	-22%
Insurance loss recoverable—ceded (2)	19	15	27%

Net reserve (salvage)	$(474)	$(21)	n/m

(1)—Reported within “Other assets” on our consolidated balance sheets.
(2)—Reported within “Other liabilities” on our consolidated balance sheets.
n/m—Percent change not meaningful.
Insurance loss recoverable as of December 31, 2019 increased compared with December 31, 2018 primarily as a result of expected recoveries related to claims paid on certain Puerto Rico exposures in 2019 and changes in discount rates. Loss and LAE reserves as of December 31, 2019 decreased compared with December 31, 2018 primarily due to payments related to certain Puerto Rico exposures, as well as consolidating the COFINA Trusts as VIEs which resulted in the elimination of the COFINA loss and LAE reserve.
Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information related to the Company’s loss reserves.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RESULTS OF OPERATIONS (continued)
POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the years ended December 31, 2019, 2018 and 2017 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Gross expenses	$49	$41	$70	20%	-41%

Amortization of deferred acquisition costs	$16	$21	$39	-24%	-46%
Operating	49	41	69	20%	-41%

Total insurance expenses	$65	$62	$108	5%	-43%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Operating expenses increased for 2019 compared with 2018 due to an increase in legal costs. Operating expenses decreased for 2018 compared with 2017 due to decreases in compensation expense and rating agency fees.
The decreases in the amortization of deferred acquisition costs were due to higher refunding activity in prior years. When an insured obligation refunds, we accelerate any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during 2019 or 2018.
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
The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of December 31, 2019 and 2018. CABs are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	December 31, 2019		December 31, 2018
Rating	Amount	%	Amount	%
AAA	$2,709	5.5%	$3,108	5.4%
AA	19,155	39.2%	22,162	38.3%
A	15,022	30.7%	18,495	32.0%
BBB	8,225	16.8%	9,166	15.8%
Below investment grade	3,809	7.8%	4,934	8.5%

Total	$48,920	100.0%	$57,865	100.0%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RESULTS OF OPERATIONS (continued)
U.S. Public Finance Insurance Puerto Rico Exposures
The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of December 31, 2019.

In millions	Gross Par Outstanding		Debt Service Outstanding		National Internal Rating
Puerto Rico Electric Power Authority (PREPA)	$968		$1,340		d
Puerto Rico Commonwealth GO	485		600		d
Puerto Rico Public Buildings Authority (PBA) (1)	170		233		d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	523		909		d
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue (PRHTA)	27		36		d
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	54	(2)	77		d
University of Puerto Rico System Revenue	76		104		d
Inter American University of Puerto Rico Inc.	19		26		a3

Total	$2,322		$3,325	(3)

(1)—Additionally secured by the guarantee of the Commonwealth of Puerto Rico.
(2)—Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy. As of December 31, 2019, gross par outstanding plus CABs accreted interest was $56 million.
(3)—As a result of debt service payments made as of January 1, 2020, National’s total Puerto Rico debt service outstanding declined by $60 million.
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
On May 3, 2017, the Oversight Board certified and filed a petition under Title III of PROMESA for Puerto Rico with the District Court of Puerto Rico thereby commencing a bankruptcy-like case for Puerto Rico. Under separate petitions, the Oversight Board subsequently commenced Title III proceedings for COFINA, PRHTA and PREPA on May 5, 2017, May 21, 2017 and July 2, 2017, respectively. One of the proceedings was resolved on February 4, 2019, when the District of Puerto Rico entered the order confirming the Third Amended Title III Plan of Adjustment for COFINA. The plan became effective on February 12, 2019, and as of December 31, 2019, we no longer have exposure to COFINA. There can be no assurance that the other Title III proceedings will be resolved with similar outcomes.
As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $1.1 billion relating to general obligation (“GO”) bonds, PBA bonds, PREPA bonds and PRHTA bonds through December 31, 2019. Inclusive of the commutation payment and the additional payment in the amount of $66 million on December 17, 2019 related to COFINA, National has paid total gross claims in the aggregate amount of approximately $1.2 billion related to Puerto Rico.
On February 15, 2019, the United States Court of Appeals for the First Circuit held that the process PROMESA provides for the appointment of Oversight Board members is unconstitutional under the U.S. Constitution’s Appointments Clause. On June 20, 2019, the United States Supreme Court granted certification petitions. On July 2, 2019, the First Circuit granted the Oversight Board’s motion to stay the mandate pending the Supreme Court’s final disposition. The Supreme Court heard oral arguments on October 15, 2019 and a decision is not expected until later in 2020.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RESULTS OF OPERATIONS (continued)
On May 2, 2019, the Oversight Board and the Official Committee of Unsecured Creditors of all Title III Debtors (other than COFINA) (the “Committee”) filed lien avoidance adversary complaints against several hundred defendants, including National, challenging the existence, extent, and enforceability of GO bondholders’ liens. After an approximately five-month stay of litigation entered by the Court on July 24, 2019, these adversary proceedings resumed pursuant to an interim schedule entered by the Court in December 2019. On February 5, 2020, National and Assured Guaranty Municipal Corp. filed a motion to dismiss the adversary proceeding. A hearing is scheduled for early June of 2020. On June 17, 2019, the Oversight Board announced it had reached a plan support agreement (“PSA”) with certain Commonwealth GO bondholders and guaranteed PBA bondholders on a framework for a plan of adjustment to resolve $35.0 billion worth of debt and unsecured claims against the Commonwealth. On February 9, 2020, the Oversight Board posted an amended PSA, which provides for faster debt maturities and increased creditor support than the originally filed PSA. The amended PSA has the support of approximately $10 billion in GO bonds and PBA bonds, and settles disputes regarding the validity of the 2011, 2012 and 2014 GO bonds. Under the amended PSA, pre-2011
GO bond recoveries are 74.9% and
pre-2011
PBA recoveries are 77.6%. Bondholder recoveries will be in the form of both cash and new debt, and the new debt will be issued in the form of 50% GO debt and 50% COFINA junior debt. National is not a party to the amended PSA. The Commonwealth also does not support the revised PSA. The Oversight Board has stated it expects to file an amended Plan of Adjustment on or before February 28, 2020.
On July 24, 2019, Judge Swain entered an order staying certain adversary proceedings and contested matters until December 31, 2019, and imposing mandatory mediation under Judge Houser. Among the matters stayed in which National is either a party in interest or intervenor are the (i) PBA adversary proceeding seeking to recharacterize the PBA bonds as financings and (ii) GO adversary and HTA adversary proceedings, both challenging bondholder liens. Pursuant to interim schedules entered by the Court in December 2019, the PBA adversary proceeding and the HTA adversary proceeding remains stayed until March 11, 2020. However, as indicated above for the GO adversary proceedings and below for the HTA adversary proceeding, certain litigation relating to GO and HTA bonds has resumed as of January of 2020.
PBA
On December 21, 2018, the Oversight Board filed an adversary complaint seeking to disallow the PBA’s administrative rent claims against the Commonwealth. The PBA bonds are payable from the rent the Commonwealth pays under its lease agreements with the PBA. The Oversight Board alleges that the Commonwealth has no obligation to make rent payments under section 365(d)(3) of the Bankruptcy Code and that the PBA is not entitled to a priority administrative expense claim under the leases. On April 16, 2019, Judge Swain entered an order setting a discovery schedule. The proceeding is currently stayed until March 11, 2020.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RESULTS OF OPERATIONS (continued)
On September 27, 2019, the Oversight Board filed a Title III petition for the PBA.
COFINA
The Oversight Board filed a Plan of Adjustment and Disclosure Statement on October 19, 2018. The Plan of Adjustment was the culmination of efforts by interested parties to resolve the Commonwealth-COFINA dispute over the ownership of Puerto Rico’s sales and use taxes. A hearing to confirm the Plan of Adjustment was held on January 16 and 17, 2019 in San Juan, Puerto Rico. A confirmation order was issued on February 4, 2019 and the closing occurred on February 12, 2019.
As part of the Plan of Adjustment, National tendered and commuted $182 million market value of National insured COFINA bonds it owned for new uninsured COFINA bonds, which in conjunction with other tendered and commuted bonds, resulted in a reduction to National’s insured exposure to COFINA. Since the closing date and initial distribution of cash and bonds, National sold all of the new uninsured bonds held in certain Trusts established as part of the Plan during the second and third quarters of 2019. The sales of bonds held in the Trusts were used to extinguish a substantial amount of debt issued by the Trusts, thereby resulting in a further reduction to National’s exposure to COFINA. On December 17, 2019, in the absence of additional bonds to sell from the Trusts, National elected to make a voluntary additional payment in the amount of $66 million to satisfy the remaining stub obligation owed to policyholders. Since the transaction was implemented, National’s COFINA gross par outstanding, gross par outstanding plus CABs accreted interest and debt service outstanding was reduced to zero from approximately $684 million, $1.2 billion and $4.2 billion, respectively.
PREPA
National’s largest exposure to Puerto Rico, by gross par outstanding, is to PREPA. The first consensual restructuring for PREPA was rejected by the Oversight Board in June 2017 and PREPA entered Title III restructuring on July 2, 2017.
On July 30, 2018, PREPA, the Oversight Board, the AAFAF and the Governor announced a preliminary restructuring support agreement with certain members of the Ad Hoc Group of PREPA bondholders.
On October 3, 2018, National, together with Assured Guaranty Corp., Assured Guaranty Municipal Corp., and Syncora Guarantee Inc. (collectively, “Movants”) filed a motion in the Title III case for PREPA for relief from the automatic stay to allow Movants to exercise their statutory right to have a receiver appointed at PREPA (the “Receiver Motion”). Movants argue that PREPA’s long history of mismanagement and politicization has harmed, and will continue to harm, all of its stakeholders, including creditors and the people of Puerto Rico. Movants argue that a Receiver is necessary to ensure that PREPA is managed in the best interests of all of its constituents. This motion is stayed pending a resolution of the 9019 Order, discussed below.
On May 3, 2019, PREPA, the Oversight Board, the AAFAF, the Ad Hoc Group of PREPA bondholders (the “Ad Hoc Group”), and Assured Guaranty Corp. and Assured Guaranty Municipal Corp. (“Assured”) entered into the RSA which was amended on September 9, 2019 to include National and Syncora Guarantee, Inc. (“Syncora”) as supporting parties.
Among other things, the RSA contemplates a transaction pursuant to which, upon the effective date of a plan of adjustment, PREPA’s legacy bonds will be exchanged for new securitization bonds to be issued in two tranches (the “Securitization Bonds”). In addition, beginning on the last day of the month in which the order approving the RSA is entered, holders of bonds that are subject to the RSA will receive monthly settlement payments funded by a settlement charge to be included on customer bills (the “Settlement Payments”) until the effective date of a plan of adjustment for PREPA. The Settlement Payments are subject to increase if a plan of adjustment is not confirmed before March 31, 2021. The RSA provides that supporting parties will receive an administrative claim equal to interest accrued on certain of the securitization bonds, less the amount of any Settlement Payments made on account of such bonds, which administrative claim shall survive termination of the RSA. Additionally, pursuant to the RSA, supporting creditors will also receive certain fees and expense reimbursements. The RSA initially contemplated the filing of a plan of adjustment for PREPA by March 31, 2020; the timing of that action is now uncertain.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RESULTS OF OPERATIONS (continued)
Pursuant to the RSA, the Oversight Board filed a Rule 9019 motion with the Title III court in May 2019 seeking approval of the RSA (the “Settlement Motion”) and a Motion to Dismiss the Receiver Motion. The RSA requires, upon entry of the order approving the Settlement Motion (the “9019 Order”), that Movants will withdraw the Receiver Motion, and the Ad Hoc Group will support such withdrawal. The RSA further states that the hearing for approval of the Settlement Motion is contingent on receiving no later than two business days prior to such hearing the support of holders or insurers representing a minimum of 60% in aggregate principal amount of all legacy bonds. Approximately 90% of PREPA’s bondholders have already joined the RSA. The Title III Court has scheduled a hearing on the Motions for June 17, 2020. The Receiver Motion and the Motion to Dismiss the Receiver Motion have been stayed until the Court rules on the Settlement Motion.
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
Certain objectors to the RSA have filed adversary proceedings challenging the payment priority arising under the PREPA Trust Agreement, alleging that they are entitled to be paid in full before National and other bondholders have any lien on or recourse to PREPA’s assets, including pursuant to the RSA. Motion practice continues in these matters with final resolution expected on or before the 9019 motion is decided.
On September 26, 2019, National sold its entire holding of uninsured PREPA bonds purchased in 2016 with a par value of $139 million.
PRHTA
On May 21, 2017, the Oversight Board commenced a Title III case for PRHTA. On June 3, 2017, National, together with Assured and Assured Guaranty Municipal Corp., filed an adversary proceeding seeking to enforce the special revenue protections of the Bankruptcy Code which are incorporated into PROMESA. These provisions ensure, among other things, that (i) current tax and toll revenues remain subject to liens and (ii) the automatic stay resulting from a filing of a Title III petition does not stay or limit application of these pledged special revenues to the repayment of PRHTA debt. On January 30, 2018, the court granted motions to dismiss the adversary proceeding. The plaintiffs appealed this decision to the United States Court of Appeals for the First Circuit and oral argument was held on November 5, 2018 in San Juan, Puerto Rico. On March 26, 2019, the First Circuit held that the special revenue provision of Chapter 9, incorporated into Title III, permit, but do not require, continued payment of special revenues by a debtor during the pendency of bankruptcy proceedings. The Court further held that consensual prepetition liens on special revenues will remain in place after the filing of the bankruptcy petition, but agreed with the district court that the provision “does not mandate the turnover of special revenues or require continuity of payments of the PRHTA Bonds during the pendency of the Title III proceeding.” On September 20, 2019, Appellants filed a petition for writ of certiorari requesting a Supreme Court review of the First Circuit’s ruling. On January 13, 2020, the Supreme Court denied the petition for certiorari.
On May 20, 2019, the Oversight Board and the Committee filed a lien avoidance adversary complaint against fiscal agents, holders, and insurers of certain PRHTA bonds, including National. The complaint challenges the extent and enforceability of certain security interests in PRHTA’s revenues. Pursuant to an interim schedule entered by the Court in December 2019, the Court has stayed the proceedings, with the understanding that the issues raised in these proceedings would be addressed in new adversary proceedings filed by the Oversight Board on January 16, 2020.
On August 23, 2019, National and Assured (the “HTA Movants”) filed a motion in the Title III case for PRHTA for adequate protection or, in the alternative, relief from the automatic stay. The motion argues that the revenues securing the bonds insured by HTA Movants are being improperly diverted away from PRHTA, despite such revenues being the exclusive property of PRHTA and its bondholders. Pursuant to an interim schedule entered by the Court in December 2019, the HTA Movants, along with Ambac Assurance Corporation and FGIC, amended the motion on January 16, 2020. A preliminary hearing on the motion has been scheduled for April 2, 2020, at which time the Court will hear argument on issues of standing and HTA Movants’ property interest in the revenues that secure the bonds.

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
In late December of 2019 into January of 2020, Puerto Rico experienced a series of earthquakes. Damage was primarily confined to the coastal southwestern part of the island and included damage to a PREPA power generation station, schools, homes and businesses. On January 6, 2020, the Oversight Board granted Puerto Rico access to a $260 million emergency reserve fund. The President signed an emergency declaration which activated FEMA resources on January 7, 2020; and on January 16, 2020 signed a major disaster declaration which grants Puerto Rico access to additional federal resources and assistance. An overall damage assessment of homes, public schools and other structures is ongoing.
The following table presents our scheduled gross debt service due on our Puerto Rico insured exposures as of December 31, 2019, for each of the subsequent five years ending December 31 and thereafter:

	2020	2021	2022	2023	2024	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$115	$140	$140	$137	$137	$671	$1,340
Puerto Rico Commonwealth GO	223	82	19	14	13	249	600
Puerto Rico Public Buildings Authority (PBA)	10	24	9	27	43	120	233
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	27	27	27	36	33	759	909
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue (PRHTA)	1	1	9	1	1	23	36
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	16	4	2	4	2	49	77
University of Puerto Rico System Revenue	7	7	7	12	11	60	104
Inter American University of Puerto Rico Inc.	3	3	3	3	3	11	26

Total	$402	$288	$216	$234	$243	$1,942	$3,325

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
The following table summarizes the consolidated results of our corporate segment for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,			Percent Change
In millions	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net investment income	$37	$37	$37	— %	— %
Fees	53	39	53	36%	-26%
Net gains (losses) on financial instruments at fair value and foreign exchange	(54)	22	(32)	n/m	n/m
Net gains (losses) on extinguishment of debt	(1)	3	28	-133%	-89%
Other net realized gains (losses)	(2)	(2)	(4)	— %	-50%

Total revenues	33	99	82	-67%	21%

Operating	73	50	62	46%	-19%
Interest	92	95	89	-3%	7%

Total expenses	165	145	151	14%	-4%

Income (loss) before income taxes	$(132)	$(46)	$(69)	n/m	-33%

n/m—Percent change not meaningful.
FEES Corporate segment fees consist entirely of fees paid by our other segments for services provided. The increase in fees for 2019 compared with 2018 was due to an increase in fees paid by our U.S. public finance segment as a result of the transfer of employees from our U.S. public finance segment to our corporate segment. The transfer of employees also increased compensation expenses in our corporate segment.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for 2019 compared with 2018 was primarily due to the impact of decreases in interest rates during 2019 on the fair values of interest rate swaps for which we receive floating rates. During 2019, we terminated a portion of these interest rate swaps. The termination amount paid in cash reflected the fair values of the swaps at termination date and all collateral held by the counterparty to the interest rate swaps was returned to the Company. The termination of these swaps was executed to reduce future exposure to interest rate movements.
OPERATING EXPENSES Operating expenses increased for 2019 compared with 2018 primarily due to an increase in compensation expense as a result of the transfer of employees from our U.S. public finance insurance segment. Higher operating expenses related to the transfer of employees also resulted in higher fee revenue in our corporate segment as services were charged to our U.S. public finance segment.

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
MBIA Corp. has contributed to the Company’s net operating loss (“NOL”) carryforward, which is used in the calculation of our consolidated income taxes. If MBIA Corp. becomes profitable, it is not expected to make any tax payments under our tax sharing agreement. Based on MBIA Corp.’s current projected earnings and our expectation that it will not write significant new business, we believe it is unlikely that MBIA Corp. will generate significant income in the near future. As a result of MBIA Corp.’s capital structure and business prospects, we do not expect its financial performance to have a material economic impact on MBIA Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RESULTS OF OPERATIONS (continued)
The following table presents our international and structured finance insurance segment results for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,			Percent Change
In millions	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net premiums earned	$27	$78	$44	-65%	77%
Net investment income	7	6	21	17%	-71%
Fees and reimbursements	21	47	57	-55%	-18%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(10)	(56)	(51)	-82%	10%
Unrealized gains (losses) on insured derivatives	25	31	—	-19%	n/m

Net change in fair value of insured derivatives	15	(25)	(51)	n/m	-51%
Net gains (losses) on financial instruments at fair value and foreign exchange	(33)	(18)	(17)	83%	6%
Other net realized gains (losses)	4	2	39	100%	-95%
Revenues of consolidated VIEs:
Net investment income	34	35	27	-3%	30%
Net gains (losses) on financial instruments at fair value and foreign exchange	41	25	130	64%	-81%
Other net realized gains (losses)	(20)	(171)	28	-88%	n/m

Total revenues	96	(21)	278	n/m	-108%

Losses and loss adjustment	189	(28)	184	n/m	-115%
Amortization of deferred acquisition costs	21	31	43	-32%	-28%
Operating	26	21	30	24%	-30%
Interest	131	129	119	2%	8%
Expenses of consolidated VIEs:
Operating	9	11	10	-18%	10%
Interest	89	93	80	-4%	16%

Total expenses	465	257	466	81%	-45%

Income (loss) before income taxes	$(369)	$(278)	$(188)	33%	48%

n/m—Percent change not meaningful.

As of December 31, 2019, MBIA Corp.’s total insured gross par outstanding was $10.0 billion.
NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums are eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. In addition, we generate net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,			Percent Change
In millions	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net premiums earned:
Non-U.S.	$21	$68	$34	-69%	100%
U.S.	6	10	10	-40%	— %

Total net premiums earned	$27	$78	$44	-65%	77%

VIEs (eliminated in consolidation)	$(3)	$7	$8	-143%	-13%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RESULTS OF OPERATIONS (continued)
Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Net premiums earned decreased for 2019 compared with 2018 primarily due to the acceleration of premiums related to the termination of several international public finance policies in 2018.
FEES AND REIMBURSEMENTS The decrease in fees and reimbursements for 2019 compared with 2018 was primarily due to decreases in termination and waiver and consent fees related to the ongoing management of our international and structured finance insurance business. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.
NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES Realized losses on insured derivatives include payments made net of premiums and fees earned and salvage received. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and amortization. For 2019 and 2018, realized losses on insured derivatives resulted from claim payments on commercial mortgage-backed securities exposure.
For 2019, unrealized gains on insured derivatives were principally due to the reversal of unrealized losses resulting from gross par amortization. For 2018, unrealized gains on insured derivatives were principally the result of gross par amortization, partially offset by unfavorable changes in spreads/prices on the underlying collateral.
As of December 31, 2019 and 2018, the fair value of MBIA Corp.’s insured CDS liability was $7 million and $33 million, respectively. As of December 31, 2019, MBIA Corp. had $32 million of gross par outstanding on an insured credit derivative compared with $70 million as of December 31, 2018. Refer to “Note 9: Derivatives” in the Notes to Consolidated Financial Statements for additional information regarding our insured CDS credit.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses on financial instruments at fair value and foreign exchange for 2019 were primarily related to unfavorable mark-to-market
fluctuations on derivatives. The net losses on financial instruments at fair value and foreign exchange for 2018 were primarily related to losses from foreign currency revaluations on Chilean unidad de fomento denominated premium receivables and revaluations on Mexican peso denominated loss reserves as a result of the strengthening of the U.S. dollar.
REVENUES OF CONSOLIDATED VIEs For 2019, total revenues of consolidated VIEs were $55 million compared with a loss of $111 million for 2018. The increase in revenues of consolidated VIEs for 2019 compared with 2018 was primarily due to the deconsolidation of VIEs in 2018, including two VIEs related to the Zohar bankruptcy settlement, which resulted in a loss of $93 million, and higher gains from put-back
claims on ineligible mortgage loans within a second-lien RMBS VIE in 2019. The loss from the Zohar VIE deconsolidation in 2018 resulted from the difference between the fair value of the VIE assets that were deconsolidated and our then current estimate of salvage and subrogation recoveries from those VIEs under insurance accounting. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for additional information regarding the Zohar bankruptcy settlement.
LOSSES AND LOSS ADJUSTMENT EXPENSES For 2019, losses and LAE primarily related to a decrease in expected salvage collections related to CDOs and an increase in expected payments on insured first-lien RMBS transactions. For 2018, losses and LAE benefit primarily related to a decrease in expected payments on second-lien RMBS and an increase in expected salvage collections related to certain CDOs, which was partially offset by an increase in expected payments on insured first-lien RMBS transactions. As a result of the consolidations of VIEs, losses and LAE includes the elimination of a losses and LAE benefit of $40 million and $17 million for 2019 and 2018, respectively, and a loss and LAE expense of $29 million for 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RESULTS OF OPERATIONS (continued)
The following table presents information about our insurance loss recoverable and reserves as of December 31, 2019 and 2018.

	December 31,	December 31,	Percent
In millions	2019	2018	Change
Assets:
Insurance loss recoverable	$783	$1,024	-24%
Reinsurance recoverable on paid and unpaid losses (1)	5	5	-%
Liabilities:
Loss and LAE reserves	469	414	13%

Net reserve (salvage)	$(319)	$(615)	-48%

(1)—Reported within “Other assets” on our consolidated balance sheets.
Insurance loss recoverable primarily relates to reimbursement rights arising from the payment of claims on MBIA Corp.’s policies insuring certain notes issued by Zohar CDO
2003-1,
Limited (“Zohar I”) and Zohar II
2005-1,
Limited (“Zohar II”). Such payments also entitle MBIA Corp. to exercise certain rights and remedies to seek recovery of its reimbursement entitlements. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for additional information regarding the estimated Zohar recoveries.
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
Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about our loss reserving policy, loss reserves and recoverables.
POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the years ended December 31, 2019, 2018 and 2017 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Gross expenses	$26	$22	$31	18%	-29%

Amortization of deferred acquisition costs	$21	$31	$43	-32%	-28%
Operating	26	21	30	24%	-30%

Total insurance expenses	$47	$52	$73	-10%	-29%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Operating expenses increased for 2019 compared with 2018 due to an increase in legal costs.
The decrease in the amortization of deferred acquisition costs for 2019 compared with 2018 was due to higher refunding activity in prior years. We did not defer a material amount of policy acquisition costs during 2019 or 2018. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RESULTS OF OPERATIONS (continued)
International and Structured Finance Insurance Portfolio Exposures
Credit Quality
The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of December 31, 2019 and 2018, 27% and 31%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.
Selected Portfolio Exposures
The following is a summary of selected significant exposures within our residential mortgage insured portfolio of our international and structured finance insurance segment. In addition, as of December 31, 2019, MBIA Corp. insured $315 million of CDOs and related instruments. We may experience considerable incurred losses in certain of these sectors. There can be no assurance that the loss reserves recorded in our financial statements will be sufficient or that we will not experience losses on transactions on which we currently have no loss reserves, in particular if the economy deteriorates. We may seek to purchase, directly or indirectly, obligations guaranteed by MBIA Corp. or seek to commute policies. The amount of insurance exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time, and other considerations. In some cases, these activities may result in a reduction of loss reserves, but in all cases they are intended to limit our ultimate losses and reduce the future volatility in loss development on the related policies. Our ability to purchase guaranteed obligations and to commute policies will depend on management’s assessment of available liquidity.
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
The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of December 31, 2019 and 2018. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of
	December 31,	December 31,	Percent
Collateral Type	2019	2018	Change
HELOC Second-lien	$381	$511	-25%
CES Second-lien	136	591	-77%
Alt-A First-lien (1)	909	983	-8%
Subprime First-lien	343	439	-22%
Prime First-lien	7	15	-53%

Total	$1,776	$2,539	-30%

(1)—Includes international exposure of $248 million and $245 as of December 31, 2019 and 2018, respectively.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RESULTS OF OPERATIONS (continued)
Taxes
Provision for Income Taxes
The Company’s income taxes and the related effective tax rates for the years ended December 31, 2019, 2018 and 2017 are presented in the following table:

	Years Ended December 31,
In millions	2019	2018	2017
Income (loss) before income taxes	$(357)	$(296)	$(661)
Provision (benefit) for income taxes	$2	$—	$944
Effective tax rate	-0.6%	0.0%	-142.8%

For 2019 and 2018, our effective tax rate applied to our loss before income taxes was lower than the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset.
In June of 2017, S&P downgraded the financial strength rating of National, which led the Company to cease its efforts to write new financial guarantee business. In addition to National’s cessation of new business activity, it experienced higher levels of losses and LAE over the last several years due to unfavorable developments in certain Puerto Rico credits. As a result of the increase in loss and LAE, the Company has a three-year cumulative loss, which is considered significant negative evidence in the assessment of its ability to use its net deferred tax asset. In addition, the Company considered all available positive and negative evidence as required by GAAP, to estimate if sufficient taxable income will be generated to use its net deferred tax asset. After considering all positive and negative evidence, including the Company’s inability to objectively identify and forecast future sources of taxable income, the Company concluded that it does not have sufficient positive evidence to support its ability to use its net deferred tax asset before it expires.
As of December 31, 2019 and 2018, the Company’s valuation allowance against its net deferred tax asset was $873 million and $834 million, respectively. Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National and potential future sources of taxable income to be identified by the Company. Accordingly, the Company will continue to re-evaluate
its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future. Refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.
The Company elected to early adopt ASU
2019-12,
“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, as of January 1, 2019 (for the reporting period ending December 31, 2019). ASU
2019-12,
among other amendments, removes the intraperiod tax allocation principle that allocates total tax expense or benefit to components of the income statement and other comprehensive income. As a result of this adoption, the Company reversed $29 million that was allocated between our consolidated statement of operations and other comprehensive income (loss) for the nine months ended September 30, 2019. The remaining amendments of ASU
2019-12
did not have a material impact on the Company’s consolidated financial statements. As a result of the early adopting ASU
2019-12,
the Company revised its quarterly data for 2019. Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for the impact of the revised quarterly financial information and for further information on this update.
CAPITAL RESOURCES
The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, surplus notes issued by MBIA Corp., and the Refinanced Facility. Total capital resources were $2.4 billion and $3.0 billion as of December 31, 2019 and 2018, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
CAPITAL RESOURCES (continued)
In addition to scheduled debt maturities, from time to time, we reduce unsecured debt through calls or repurchases. MBIA Inc. or National may also repurchase outstanding MBIA Inc. common shares when we deem it beneficial to our shareholders. Repurchases of debt and common stock are made in the open market or in private transactions as permitted by securities laws and other legal requirements. We may also choose to redeem debt obligations where permitted by the relevant agreements. Refer to “Note 17: Common and Preferred Stock” in the Notes to Consolidated Financial Statements for information about MBIA Inc.’s and National’s share repurchases and “Note 10: Debt” in the Notes to Consolidated Financial Statements for information about debt repurchases.
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
Warrants
During 2018, the holder of certain MBIA Inc. warrants exercised its right to purchase, in total, 11.85 million shares of MBIA Inc. common stock at an exercise price of $9.59 per share. As a result, the Company issued a total of 1.3 million shares of MBIA Inc. common stock to the holder in accordance with the cashless settlement provision of the warrants. As of December 31, 2019, there were no warrants outstanding.
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
National
Capital and Surplus
National had statutory capital of $2.4 billion as of December 31, 2019 compared with $2.5 billion as of December 31, 2018. As of December 31, 2019, National’s unassigned surplus was $1.3 billion. For the year ended December 31, 2019, National had statutory net income of $39 million. Refer to the “Claims-Paying Resources (Statutory Basis)” section below for additional information on National’s statutory capital.
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
National had positive earned surplus as of December 31, 2019 from which it may pay dividends, subject to the limitations described above. During 2019, National declared and paid dividends of $134 million to its ultimate parent, MBIA Inc. We expect the as-of-right
declared and paid dividend amounts from National to be limited to prior year adjusted net investment income for the foreseeable future.
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
National’s CPR and components thereto, as of December 31, 2019 and 2018 are presented in the following table:

	As of December 31,	As of December 31,
In millions	2019	2018
Policyholders’ surplus	$1,891	$1,998
Contingency reserves	485	522

Statutory capital	2,376	2,520
Unearned premiums	411	496
Present value of installment premiums (1)	139	150

Premium resources (2)	550	646
Net loss and LAE reserves (1)	(169)	71
Salvage reserves (1)	789	607

Gross loss and LAE reserves	620	678

Total claims-paying resources	$3,546	$3,844

(1)—Calculated using a discount rate of 3.64% as of December 31, 2019 and 3.67% as of December 31, 2018.
(2)—Includes financial guarantee and insured derivative related premiums.
MBIA Insurance Corporation
Capital and Surplus
MBIA Insurance Corporation had statutory capital of $476 million as of December 31, 2019 compared with $555 million as of December 31, 2018. As of December 31, 2019, MBIA Insurance Corporation’s negative unassigned surplus was $1.7 billion. For the year ended December 31, 2019, MBIA Insurance Corporation had a statutory net loss of $141 million. Refer to the “Claims-Paying Resources (Statutory Basis)” section below for additional information on MBIA Insurance Corporation’s statutory capital.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
CAPITAL RESOURCES (continued)
As of December 31, 2019, MBIA Insurance Corporation recognized estimated recoveries on a statutory basis related to put-back
claims against Credit Suisse, excess spread recoveries on RMBS and recoveries related to CDOs. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.
In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. As of December 31, 2019, MBIA Corp. met the required minimum requirement. Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of December 31, 2019, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of December 31, 2019, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If MBIA Insurance Corporation does not comply with the above mentioned requirements, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.
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
As of January 15, 2020, the most recent scheduled interest payment date, there was $887 million of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of December 31, 2019, MBIA Insurance Corporation had “free and divisible surplus” of $265 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
CAPITAL RESOURCES (continued)
MBIA Corp.’s CPR and components thereto, as of December 31, 2019 and 2018 are presented in the following table:

	As of December 31,	As of December 31,
In millions	2019	2018
Policyholders’ surplus	$282	$356
Contingency reserves	194	199

Statutory capital	476	555
Unearned premiums	93	109
Present value of installment premiums (1) (4)	92	139

Premium resources (2)	185	248
Net loss and LAE reserves (1)	(669)	(865)
Salvage reserves (1) (3)	1,247	1,402

Gross loss and LAE reserves	578	537

Total claims-paying resources	$1,239	$1,340

(1)—Calculated using a discount rate of 5.21% as of December 31, 2019 and 5.17% as of December 31, 2018.
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

As of December 31, 2019 and 2018, National held cash and investments of $2.7 billion and $3.2 billion, respectively, of which $442 million and $488 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.

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
Corporate Liquidity
The primary sources of cash available to MBIA Inc. are:
•	dividends from National;

•	available cash and liquid assets not subject to collateral posting requirements;

•	principal and interest receipts on assets held in its investment portfolio, including proceeds from the sale of assets;

•	release of funds under the tax sharing agreement; and

•	access to capital markets.

The primary uses of cash by MBIA Inc. are:
•	servicing outstanding unsecured corporate debt obligations and MTNs;

•	meeting collateral posting requirements under investment agreements and derivative arrangements;

•	payments related to interest rate swaps;

•	payments of operating expenses; and

•	funding share repurchases and debt buybacks.

As of December 31, 2019 and 2018, the liquidity positions of MBIA Inc. were $375 million and $457 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.
During 2019, $91 million was released from the Tax Escrow Account to MBIA Inc., of which $56 million was in cash, related to deposits made by National for the 2016 tax year. The release was pursuant to the terms of the tax sharing agreement following the expiration of National’s two-year
NOL carry-back period under U.S. tax rules. Also in 2019, $5 million was returned to National as a result of capital losses incurred in 2018 that can be carried back to prior years. Subsequent to December 31, 2019, an additional $33 million was returned to National as a result of losses incurred in 2019, of which $9 million was in cash. In addition to releases or returns following the expiration of National’s two-year
NOL carry-back period, from time to time, MBIA Inc. is permitted to withdraw assets from the Tax Escrow Account if the aggregate market value of all assets held in the Tax Escrow Account exceeds the required minimum balance. There can be no assurance that any future payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc. due to deductible or creditable tax attributes of those subsidiaries and/or the market value performance of the assets supporting the Tax Escrow Account.
During 2019, National declared and paid dividends of $134 million to its ultimate parent, MBIA Inc. There can be no assurance as to the amount and timing of any such future dividends or payments from the tax escrow account under the tax sharing agreement. Also, absent a special dividend subject to the approval of the NYSDFS, we expect the declared and paid dividend amounts from National to be limited to the prior twelve months of adjusted net investment income as reported in its most recent statutory filings. Refer to the “Capital Resources—Insurance Statutory Capital” section for additional information on payments of dividends. We do not expect MBIA Inc. to receive distributions from MBIA Corp.

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
During 2019, we terminated a portion of our interest rate swaps. The termination amount paid in cash reflected the fair values of the swaps at the termination date and all collateral held by the counterparty to the interest rate swaps was returned to the Company. The termination of these swaps was executed to reduce future exposure to interest rate movements.
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

As of December 31, 2019 and 2018, MBIA Corp. held cash and investments of $230 million and $242 million, respectively, of which $124 million and $145 million, respectively, were cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. Treasury and corporate bonds that were immediately available to MBIA Insurance Corporation.
Insured transactions that require payment in full of the principal insured at maturity could present liquidity risk for MBIA Corp., as any salvage recoveries from such payments could be recovered over an extended period of time after the payment of the principal amount. MBIA Corp. is generally required to satisfy claims within one to three business days, and as a result seeks to identify potential claims in advance through our monitoring process. In order to monitor liquidity risk and maintain appropriate liquidity resources, we use the same methodology as we use to monitor credit quality and losses within our insured portfolio, including stress scenarios. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of our loss process.
During 2019, MBIA Corp. collected $100 million from insured RMBS transactions related to excess spread recoveries. As of December 31, 2019, MBIA Corp. has expected excess spread recoveries of $191 million, including recoveries related to consolidated VIEs. MBIA Corp. has also recorded expected recovery amounts related to its claims against Credit Suisse for ineligible mortgage loans and recoveries related to CDOs. There can be no assurance that we will be successful or not be delayed in realizing these recoveries.
During 2019, MBIA Corp. requested and was granted permission by the NYSDFS to prepay approximately $83 million of the MZ Funding Facility and the Refinanced Facility.

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
Also, in connection with the refinance transaction, MZ Funding and MBIA Corp. entered into an amended and restated credit agreement (the “New Credit Agreement” and the loans thereunder, the “MBIA Loans”), pursuant to which MZ Funding lent the proceeds of the New MZ Funding Notes to MBIA Corp. to refinance the Original Credit Agreement. The maturity date of the New Credit Agreement and the New MZ Funding Notes is January 20, 2022. The MBIA Corp. Policies unconditionally and irrevocably guarantee the timely payment of all principal and interest payments under the New MZ Funding Notes, which obligations are pari passu with the other insurance policy obligations of MBIA Corp., replacing the policies that had been issued on the Original MZ Funding Notes. The MBIA Corp. Policies are held for the benefit of all holders of the New MZ Funding Notes, the benefit of which is automatically transferred without any restriction to any new holder when such New MZ Funding Notes are transferred.
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
Advances Agreement
MBIA Inc., National, MBIA Insurance Corporation and certain other affiliates are party to an intercompany advances agreement (the “MBIA Advances Agreement”). The MBIA Advances Agreement permits National to make advances to MBIA Inc. and other MBIA group companies that are party to the agreement at a rate per annum equal to LIBOR plus 0.25%. The agreement also permits other affiliates to make advances to National or MBIA Insurance Corporation at a rate per annum equal to LIBOR minus 0.10%. Advances by National cannot exceed 3% of its net admitted assets as of the last quarter end. As of December 31, 2019 and 2018, there were no amounts drawn under the agreement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
LIQUIDITY (continued)
Consolidated Cash Flows
Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,			Percent Change
In millions	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(368)	$(319)	$(652)	15%	-51%
Investing activities	1,267	1,206	1,202	5%	-%
Financing activities	(1,096)	(752)	(589)	46%	28%
Effect of exchange rate changes on cash and cash equivalents	—	(1)	(2)	-100%	-50%
Cash and cash equivalents—beginning of year	280	146	187	92%	-22%

Cash and cash equivalents—end of year	$83	$280	$146	-70%	92%

Operating activities
Net cash used by operating activities increased for the year ended December 31, 2019 compared with 2018 primarily due to an increase in losses and LAE paid of $104 million and a decrease in premiums, fees and reimbursements received of $39 million, partially offset by an increase in proceeds from recoveries and reinsurance of $94 million.
Investing activities
Net cash provided by investing activities increased for the year ended December 31, 2019 compared with 2018 primarily due to an increase in paydowns and maturities of AFS investments of $528 million and a decrease in purchases of AFS investments of $125 million, partially offset by a decrease in proceeds from short-term investment activity.
Financing activities
Net cash used by financing activities increased for the year ended December 31, 2019 compared with 2018 primarily due to increases in principal paydowns of VIE notes of $167 million, principal paydowns of long-term debt of $150 million and purchases of treasury stock of $62 million, partially offset by a decrease in principal paydowns of MTNs of $28 million.

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
The following table presents our investment portfolio as of December 31, 2019 and 2018:

In millions	As of December 31, 2019	As of December 31, 2018	Percent Change
Available-for-sale investments: (1)
U.S. public finance insurance:
Amortized cost	$2,051	$2,704	-24%
Unrealized net gain (loss)	40	(64)	n/m

Fair value	2,091	2,640	-21%

Corporate:
Amortized cost	759	921	-18%
Unrealized net gain (loss)	63	24	n/m

Fair value	822	945	-13%

International and structured finance insurance:
Amortized cost	174	192	-9%
Unrealized net gain (loss)	12	4	n/m

Fair value	186	196	-5%

Total available-for-sale investments:
Amortized cost	2,984	3,817	-22%
Unrealized net gain (loss)	115	(36)	n/m

Total available-for-sale investments at fair value	3,099	3,781	-18%

Investments carried at fair value: (2)
U.S. public finance insurance	260	198	31%
Corporate	79	73	8%
International and structured finance insurance	24	19	26%

Total investments carried at fair value	363	290	25%

Other investments at amortized cost:
U.S. public finance insurance	—	1	-100%

Consolidated investments at carrying value	$3,462	$4,072	-15%

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
LIQUIDITY (continued)
Credit Quality
The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of December 31, 2019, the weighted average credit quality ratings and percentage of investment grade of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are presented in the following table:

	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Total
Weighted average credit quality ratings	Aa	Aa	Aa	Aa
Investment grade percentage	94%	99%	92%	95%

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
As of December 31, 2019, Insured Investments at fair value represented $190 million or 5% of consolidated investments, of which $165 million or 5% of consolidated investments were Company-Insured Investments. As of December 31, 2019, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the below investment grade range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of December 31, 2019, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 4% of the total consolidated investment portfolio.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
LIQUIDITY (continued)
Contractual Obligations
The following table summarizes the Company’s future estimated cash payments relating to contractual obligations as of December 31, 2019. Estimating these payments requires management to make estimates and assumptions regarding these obligations. The estimates and assumptions used by management are described below. Since these estimates and assumptions are subjective, actual payments in future periods may vary from those reported in the following table. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements for information about the Company’s exposure under insurance contracts.

	As of December 31, 2019
In millions	2020	2021	2022	2023	2024	Thereafter	Total
U.S. public finance insurance segment:
Gross insurance claim obligations (1)	$2	$1	$—	$—	$—	$—	$3
Lease liability	3	3	3	3	3	17	32
Corporate segment:
Long-term debt	27	27	141	20	20	381	616
Investment agreements	46	11	11	29	35	314	446
Medium-term notes	5	5	62	18	118	741	949
International and structured finance insurance segment:
Surplus notes	965	125	125	125	125	1,968	3,433
Gross insurance claim obligations (1)	109	32	29	25	24	1,075	1,294
MBIA Corp. Financing Facility	30	30	251	—	—	—	311

Total	$1,187	$234	$622	$220	$325	$4,496	$7,084

(1)—Amounts on certain policies are presented net of expected recoveries. Excludes intercompany reinsurance agreements.
Gross insurance claim obligations represent the future value of probability-weighted payments MBIA expects to make (before reinsurance and the consolidation of VIEs) under insurance policies for which the Company has recorded loss reserves (financial guarantees) or has estimated credit impairments (insured derivatives). Certain policies included in gross insurance claim obligations are presented net of expected recoveries. The discounted value of estimated payments included in the table, along with probability-weighted estimated recoveries and estimated negotiated early settlements, on policies accounted for as financial guarantee insurance contracts is reported as case basis reserves within “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. Insured derivatives are recorded at fair value and reported within “Derivative liabilities” on the Company’s consolidated balance sheets. Estimated potential claim payments on obligations issued by VIEs consolidated in our international and structured finance insurance segment are included within “Gross insurance claim obligations” in the preceding table. Obligations of these VIEs are collateralized by assets held by the VIEs, and investors in such obligations do not have recourse to the general credit of MBIA. As of December 31, 2019, VIE notes issued by issuer-sponsored consolidated VIEs totaled $1.5 billion, including $403 million recorded at fair value, and are not considered contractual obligations of MBIA beyond MBIA’s insurance claim obligation. The Company’s involvement with VIEs is continually reassessed as required by consolidation guidance, and may result in consolidation or deconsolidation of VIEs in future periods. As the Company consolidates and deconsolidates VIEs, the amount of VIE debt obligations recorded on its balance sheet may change significantly.
Long-term debt, investment agreements, MTNs, surplus notes and the MBIA Corp. Financing Facility include principal and interest and exclude premiums or discounts. Liabilities issued at discounts reflect principal due at maturity. Interest payments on floating rate obligations are estimated using applicable forward rates. Principal and interest on callable obligations or obligations that allow investors to withdraw funds prior to legal maturity are based on the expected call or withdrawal dates of such obligations. Liabilities denominated in foreign currencies are presented in U.S. dollars using applicable exchange rates as of December 31, 2019.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
LIQUIDITY (continued)
Included in international and structured finance insurance segment’s surplus notes for 2020 is $871 million of unpaid interest related to the 2013 through 2019 interest payments in which MBIA Insurance Corporation’s requests for approval to pay was not approved by the NYSDFS. This deferred interest payment will be due on the first business day on or after which MBIA Insurance Corporation obtains approval to make such payment. No interest will accrue on the deferred interest. There can be no assurance that the NYSDFS will approve any subsequent payments, or that it will approve any payment by the scheduled interest payment date. Refer to “Capital Resources – MBIA Insurance Corporation” section for additional information on MBIA Insurance Corporation’s surplus notes and statutory capital. Principal payments under investment agreements are based on expected withdrawal dates. All other principal payments are based on contractual maturity dates.
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
INTEREST RATE SENSITIVITY
Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax
change in fair value of the Company’s financial instruments as of December 31, 2019 from instantaneous shifts in interest rates:

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$263	$150	$66	$(54)	$(97)	$(133)

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
pre-tax
change in fair value of the Company’s financial instruments as of December 31, 2019 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(66)	$(33)	$33	$66

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)
CREDIT SPREAD SENSITIVITY
Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax
change in fair value of the Company’s financial instruments as of December 31, 2019 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio:

	Change in Credit Spreads
In millions	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$16	$(16)	$(61)

Item 8. Financial Statements and Supplementary Data
MBIA INC. AND SUBSIDIARIES

Refer to “Item 6. Selected Financial Data” for Supplementary Financial Information

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of MBIA Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MBIA Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Certain Loss and Loss Adjustment Expense (LAE) Reserves and Insurance Loss Recoverable
As described in Notes 1, 2 and 6 to the consolidated financial statements, management recognizes loss reserves on a contract-by-contract basis when the present value of probability-weighted expected net cash outflows to be paid under the contract discounted using a risk-free rate as of the measurement date exceeds the unearned premium revenue. Management estimates the likelihood of possible claim payments and possible recoveries of such claim payments using probability-weighted expected cash flows based on information available as of the measurement date, including market information. As of December 31, 2019, total loss and LAE reserves were $901 million. A portion of the total loss and LAE reserves relates to residential mortgage backed securities (RMBS) and exposures to insured debt obligations of Puerto Rico. The establishment of the appropriate level of loss reserves is an uncertain process involving numerous assumptions, estimates and subjective judgments by management that depend primarily on the nature of the underlying insured obligation, including 1) the nature and creditworthiness of the issuers of the insured obligations, 2) expected recovery rates on unsecured obligations, 3) the projected cash flow or market value of any assets pledged as collateral on secured obligations, 4) the expected rates of recovery, cash flow or market values on such obligations or assets, 5) economic conditions and trends, 6) political developments, 7) the extent to which sellers/servicers comply with the representations or warranties made in connection therewith, 8) levels of interest rates, 9) borrower behavior, 10) the default rate and salvage values of specific collateral, 11) management’s ability to enforce contractual rights through litigation and otherwise, including the collection of contractual interest on claim payments, and 12) management’s remediation strategy for an insured obligation that has defaulted or is expected to default. In addition, management recognizes potential recoveries on paid claims based on probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. As of December 31, 2019, total insurance loss recoverable was $1,694 million. As disclosed by management, a portion of the total insurance loss recoverable relates to RMBS excess spread recoverables, recoverables on paid Puerto Rico losses, and recoverables from claims paid in respect of insured notes issued by Zohar CDO 2003-1, Limited (“Zohar I”) and Zohar II 2005-1, Limited (“Zohar II”). Excess spread within insured RMBS securitizations is the difference between interest inflows on mortgage loan collateral and interest outflows on the insured RMBS notes. The aggregate amount of excess spread depends on the future loss trends, which include 1) future delinquency trends, 2) average time to charge-off/liquidate delinquent loans, 3) the future spread between Prime and the LIBOR interest rates, and 4) subsequent recoveries on previously charged-off loans associated with insured second-lien RMBS securitizations. For recoverables on paid Puerto Rico losses, the estimates include assumptions related to 1) economic conditions and trends (such as Puerto Rico’s structural budget imbalance, the lack of access to the capital markets, a stagnating local economy, net migration of people out of Puerto Rico and a high debt burden), 2) political developments, 3) the Company’s ability to enforce contractual rights through litigation and otherwise, 4) management’s discussions with other creditors and the obligors and any existing proposals, and 5) the remediation strategy for an insured obligation that has defaulted or is expected to default. As disclosed by management, for the estimated insurance loss recoverable for Zohar I and Zohar II, the primary source of the recoveries will come from the monetization of the loans made to, and equity interests in, companies purportedly controlled by the sponsor and former collateral manager of Zohar I and Zohar II. Management’s estimate of the insurance loss recoverable for Zohar I and Zohar II includes probability-weighted scenarios of the ultimate monetized recovery from the Zohar I and Zohar II assets.

The principal considerations for our determination that performing procedures relating to the estimation of certain loss and LAE reserves and insurance loss recoverable is a critical audit matter are (i) there was significant judgment by management in determining the estimates for the loss and LAE reserves and insurance loss recoverable related to RMBS, Puerto Rico, and recoveries on paid claims related to the Zohar I and Zohar II assets, which in turn led to a high degree of auditor subjectivity and judgment in performing procedures related to these estimates; (ii) there was significant audit effort and judgment in evaluating the audit evidence relating to the aforementioned assumptions, cash flow models, estimates and subjective judgments; and (iii) our audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimation of certain loss and LAE reserves and insurance loss recoverable, including controls over the cash flow models and the development of significant assumptions. These procedures, for a sample of contracts, also included, among others, the involvement of professionals with specialized skill and knowledge to assist in i) independently estimating a range of net cash flows that support the estimation of loss and LAE reserves and insurance loss recoverable related to RMBS and the Zohar I and Zohar II assets, using industry data and other benchmarks, and comparing the independently estimated range to management’s projected net cash flows; and ii) for the portion of loss and LAE reserves and insurance loss recoverable related to
Puerto Rico, evaluating the appropriateness of management’s cash flow models and the reasonableness of the aforementioned assumptions. Evaluating the reasonableness of management’s estimates involved testing the completeness and accuracy of data provided by management.
Valuation of Assets of Consolidated Variable Interest Entities (“VIEs”): Loan Repurchase Commitments
As described in Notes 6 and 7 to the consolidated financial statements, the Company recognizes potential recoveries on paid claims based on probability-weighted cash inflows present valued at applicable risk-free rates as of the measurement date. A portion of the Company’s potential recoveries on paid claims relate to second-lien put-back claims relating to the inclusion of ineligible loans in insured securitizations. The Company consolidates the related RMBS securitization as a VIE and, therefore, eliminates its estimate of recoveries from its insurance accounting and reflects such recoveries in its accounting for the loan repurchase commitments asset of the VIE using a measurement process similar to that used for insurance accounting. As of December 31, 2019, loan repurchase commitments were $486 million. Fair values of loan repurchase commitments are determined using discounted cash flow models. The significant unobservable inputs used in the fair value measurement of the Company’s loan repurchase commitments of consolidated VIEs are breach rates, which represent the percentage of ineligible loans held within a trust, and recovery rates, which reflect the estimate of future cash receipts including legal risk in the enforcement of the Company’s contractual rights.
The principal considerations for our determination that performing procedures relating to the valuation of assets of consolidated VIEs: loan repurchase commitments is a critical audit matter are (i) there was significant judgment by management when determining the estimate, which in turn led to a high degree of auditor subjectivity and judgment in performing procedures related to the valuation of assets of consolidated VIEs: loan repurchase commitments; and (ii) there was significant audit effort and judgment in evaluating the audit evidence relating to the aforementioned assumptions, cash flow model and estimates.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s valuation of assets of consolidated VIEs: loan repurchase commitments, including controls over the cash flow model and the development of the significant assumptions. These procedures also included, among others, evaluating the appropriateness of management’s cash flow model and the reasonableness of the aforementioned assumptions. Evaluating the reasonableness of management’s estimate involved testing the completeness and accuracy of data provided by management.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 27, 2020
We have served as the Company’s auditor since at least 1986. We have not been able to determine the specific year we began serving as auditor of the Company.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $2,705 and $3,601)	$2,820	$3,565
Investments carried at fair value	209	222
Investments pledged as collateral, at fair value (amortized cost $15 and $46)	10	43
Short-term investments, at fair value (amortized cost $423 and $241)	423	241
Other investments at amortized cost	—	1

Total investments	3,462	4,072
Cash and cash equivalents	75	222
Premiums receivable	249	296
Deferred acquisition costs	60	74
Insurance loss recoverable	1,694	1,595
Other assets	115	122
Assets of consolidated variable interest entities:
Cash	8	58
Investments held-to-maturity, at amortized cost (fair value $892 and $925)	890	890
Investments carried at fair value	83	157
Loans receivable at fair value	136	172
Loan repurchase commitments	486	418
Other assets	26	31

Total assets	$7,284	$8,107

Liabilities and Equity
Liabilities:
Unearned premium revenue	$482	$587
Loss and loss adjustment expense reserves	901	965
Long-term debt	2,228	2,249
Medium-term notes (includes financial instruments carried at fair value of $108 and $102)	680	722
Investment agreements	304	311
Derivative liabilities	175	199
Other liabilities	136	198
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $403 and $480)	1,539	1,744

Total liabilities	6,445	6,975

Commitments and contingencies (Refer to Note 19 )
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—283,433,401 and 283,625,689	283	284
Additional paid-in capital	2,999	3,025
Retained earnings	607	966
Accumulated other comprehensive income (loss), net of tax of $8 and $8	(2)	(156)
Treasury stock, at cost—204,000,108 and 193,803,976 shares	(3,061)	(3,000)

Total shareholders’ equity of MBIA Inc.	826	1,119
Preferred stock of subsidiary	13	13

Total equity	839	1,132

Total liabilities and equity	$7,284	$8,107

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Premiums earned:
Scheduled premiums earned	$68	$114	$107
Refunding premiums earned	17	48	94

Premiums earned (net of ceded premiums of $5, $5 and $6)	85	162	201
Net investment income	114	130	154
Fees and reimbursements	1	25	15
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(10)	(56)	(51)
Unrealized gains (losses) on insured derivatives	25	31	—

Net change in fair value of insured derivatives	15	(25)	(51)
Net gains (losses) on financial instruments at fair value and foreign exchange	52	(17)	(24)
Net investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	—	—	(101)
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	(67)	(5)	(5)

Net investment losses related to other-than-temporary impairments	(67)	(5)	(106)
Net gains (losses) on extinguishment of debt	(1)	3	28
Other net realized gains (losses)	4	—	31
Revenues of consolidated variable interest entities:
Net investment income	34	35	27
Net gains (losses) on financial instruments at fair value and foreign exchange	105	25	130
Other net realized gains (losses)	(62)	(171)	28

Total revenues	280	162	433
Expenses:
Losses and loss adjustment	242	63	683
Amortization of deferred acquisition costs	11	20	23
Operating	92	71	106
Interest	201	206	197
Expenses of consolidated variable interest entities:
Operating	9	11	10
Interest	82	87	75

Total expenses	637	458	1,094

Income (loss) before income taxes	(357)	(296)	(661)
Provision (benefit) for income taxes	2	—	944

Net income (loss)	$(359)	$(296)	$(1,605)

Net income (loss) per common share:
Basic	$(4.43)	$(3.33)	$(13.50)
Diluted	$(4.43)	$(3.33)	$(13.50)
Weighted average number of common shares outstanding:
Basic	81,014,285	89,013,711	118,930,282
Diluted	81,014,285	89,013,711	118,930,282

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2019	2018	2017
Net income (loss)	$(359)	$(296)	$(1,605)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	139	(60)	(22)
Provision (benefit) for income taxes	—	5	(1)

Total	139	(65)	(21)
Reclassification adjustments for (gains) losses included in net income (loss)	(13)	(5)	2
Available-for-sale securities with other-than-temporary impairments:
Other-than-temporary impairments and unrealized gains (losses) arising during the period	—	41	(3)
Reclassification adjustments for (gains) losses included in net income (loss)	25	5	7
Provision (benefit) for income taxes	—	—	1

Total	25	5	6
Foreign currency translation:
Foreign currency translation gains (losses)	—	2	146
Provision (benefit) for income taxes	—	—	21

Total	—	2	125
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	(25)	52	—
Reclassification adjustments for (gains) losses included in net income (loss)	28	—	—

Total other comprehensive income (loss)	154	30	109

Comprehensive income (loss)	$(205)	$(266)	$(1,496)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2019, 2018 and 2017
(In millions except share amounts)

	2019	2018	2017
Common shares
Balance at beginning of year	283,625,689	283,717,973	283,989,999
Common shares issued (cancelled), net	(192,288)	(92,284)	(272,026)

Balance at end of year	283,433,401	283,625,689	283,717,973
Common stock amount
Balance at beginning and end of year	$284	$284	$284
Period change	(1)	—	—

Balance at end of period	$283	$284	$284
Additional paid-in capital
Balance at beginning of year	$3,025	$3,171	$3,160
Treasury shares issued for warrant exercises	—	(21)	—
Share-based compensation	(26)	(125)	11

Balance at end of year	$2,999	$3,025	$3,171
Retained earnings
Balance at beginning of year	$966	$1,095	$2,700
ASU 2016-01 transition adjustment	—	164	—
ASU 2018-02 transition adjustment	—	3	—
Net income (loss)	(359)	(296)	(1,605)

Balance at end of year	$607	$966	$1,095
Accumulated other comprehensive income (loss)
Balance at beginning of year	$(156)	$(19)	$(128)
ASU 2016-01 transition adjustment	—	(164)	—
ASU 2018-02 transition adjustment	—	(3)	—
Other comprehensive income (loss)	154	30	109

Balance at end of year	$(2)	$(156)	$(19)
Treasury shares
Balance at beginning of year	(193,803,976)	(192,233,526)	(148,789,168)
Treasury shares issued for warrant exercises	—	1,277,620	—
Treasury shares acquired under share repurchase program	(11,098,995)	(5,842,567)	(43,041,651)
Share-based compensation	902,863	2,994,497	(402,707)

Balance at end of year	(204,000,108)	(193,803,976)	(192,233,526)
Treasury stock amount
Balance at beginning of year	$(3,000)	$(3,118)	$(2,789)
Treasury shares issued for warrant exercises	—	34	—
Treasury shares acquired under share repurchase program	(101)	(48)	(325)
Share-based compensation	40	132	(4)

Balance at end of year	$(3,061)	$(3,000)	$(3,118)
Total shareholders’ equity of MBIA Inc.
Balance at beginning of year	$1,119	$1,413	$3,227
Period change	(293)	(294)	(1,814)

Balance at end of year	$826	$1,119	$1,413

Preferred stock of subsidiary shares
Balance at beginning and end of year	1,315	1,315	1,315
Preferred stock of subsidiary amount
Balance at beginning of year	$13	$12	$12
Period change	—	1	—

Balance at end of year	13	13	12

Total equity	$839	$1,132	$1,425

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Premiums, fees and reimbursements received	$47	$86	$61
Investment income received	176	205	248
Insured derivative commutations and losses paid	(11)	(56)	(52)
Financial guarantee losses and loss adjustment expenses paid	(489)	(385)	(768)
Proceeds from recoveries and reinsurance	155	61	170
Operating and employee related expenses paid	(77)	(83)	(130)
Interest paid, net of interest converted to principal	(180)	(146)	(177)
Income taxes (paid) received	11	(1)	(4)

Net cash provided (used) by operating activities	(368)	(319)	(652)

Cash flows from investing activities:
Purchases of available-for-sale investments	(2,140)	(2,265)	(1,811)
Sales of available-for-sale investments	2,195	2,117	2,256
Paydowns and maturities of available-for-sale investments	857	329	568
Purchases of investments at fair value	(151)	(189)	(263)
Sales, paydowns and maturities of investments at fair value	617	212	326
Sales, paydowns and maturities (purchases) of short-term investments, net	(157)	420	(67)
Paydowns and maturities of loans receivable and other instruments at fair value	74	614	259
Consolidation of variable interest entities	72	—	18
Deconsolidation of variable interest entities	(2)	(7)	—
(Payments) proceeds for derivative settlements	(98)	(24)	(64)
Collateral (to) from counterparties	—	—	4
Capital expenditures	—	(1)	(1)
Other investing	—	—	(23)

Net cash provided (used) by investing activities	1,267	1,206	1,202

Cash flows from financing activities:
Proceeds from investment agreements	15	12	17
Principal paydowns of investment agreements	(25)	(37)	(75)
Principal paydowns of medium-term notes	(57)	(85)	(157)
Proceeds from the MBIA Corp. Financing Facility	—	—	328
Principal paydowns of variable interest entity notes	(765)	(598)	(368)
Princip al paydowns of l ong -term debt	(150)	—	—
Purchases of treasury stock	(106)	(44)	(330)
Other financing	(8)	—	(4)

Net cash provided (used) by financing activities	(1,096)	(752)	(589)

Effect of exchange rate changes on cash and cash equivalents	—	(1)	(2)
Net increase (decrease) in cash and cash equivalents	(197)	134	(41)
Cash and cash equivalents—beginning of year	280	146	187

Cash and cash equivalents—end of year	$83	$280	$146

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(359)	$(296)	$(1,605)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	62	60	49
Deferred acquisition costs	12	21	22
Accrued investment income	20	8	11
Unearned premium revenue	(105)	(165)	(206)
Loss and loss adjustment expense reserves	—	(46)	778
Insurance loss recoverable	(99)	(213)	(681)
Accrued interest pay a ble	106	157	116
Accrued expenses	12	(9)	(29)
Net investment losses related to other-than-temporary impairments	67	5	106
Unrealized (gains) losses on insured derivatives	(25)	(31)	—
Net (gains) losses on financial instruments at fair value and foreign exchange	(157)	(8)	(106)
Other net realized (gains) losses	58	171	(59)
Deferred income tax provision (benefit)	13	—	940
Interest on variable interest entities, net	(3)	17	35
Other operating	30	10	(23)

Total adjustments to net income (loss)	(9)	(23)	953

Net cash provided (used) by operating activities	$(368)	$(319)	$(652)

Supplementary Disclosure of Consolidated Cash Flow Information
Non-cash investing activities:
Non-cash consideration received from the sale of MBIA UK Insurance Limited	$—	$—	$332

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1: Business Developments and Risks and Uncertainties
Summary
MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates within the financial guarantee insurance industry. MBIA manages three operating segments: 1) United States (“U.S.”) public finance insurance; 2) corporate; and 3) international and structured finance insurance. The Company’s U.S. public finance insurance business is managed through National Public Finance Guarantee Corporation (“National”), the corporate segment is operated through MBIA Inc. and several of its subsidiaries, including its service company, MBIA Services Corporation (“MBIA Services”) and its international and structured finance insurance business is primarily operated through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”). Effective on January 10, 2017, MBIA Corp.’s wholly-owned subsidiary, MBIA UK (Holdings) Limited, sold its operating subsidiary, MBIA UK Insurance Limited (“MBIA UK”), to Assured Guaranty Corp. (“Assured”), a subsidiary of Assured Guaranty Ltd. Refer below for a further discussion of the sale of MBIA UK. Unless otherwise indicated or the context otherwise requires, references to “MBIA Corp.” are (i) for any references relating to the period ended January 10, 2017, to MBIA Insurance Corporation, together with its subsidiaries, MBIA UK, and MBIA Mexico S.A. de C.V. (“MBIA Mexico”) and (ii) for any references relating to the period after January 10, 2017, to MBIA Insurance Corporation together with MBIA Mexico.
Refer to “Note 12
: Business Segments” for further
information about the Company’s operating segments.
Business Developments
Puerto Rico
During 2019, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $393 million. On January 1, 2020, Puerto Rico also defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $59 million. As of December 31, 2019, National had $3.3 billion of deb
t service
 outstanding related to Puerto Rico. Refer to the “Risks and Uncertainties” section below for additional information on the Company’s Puerto Rico exposures.
COFINA Plan of Adjustment
In February of 2019, the
Tit
le III
Court confirmed the Puerto Rico Sales Tax Financing Corporation (“COFINA”) Plan of Adjustment, including the settlement agreement between Puerto Rico and COFINA. National insured bondholders were given the option of commuting their insurance policy and receiving uninsured COFINA bonds or placing their new uninsured COFINA bonds into the National Custodial Trusts (the “Trusts”), receive Trust certificates and continue to benefit from a National insurance policy. The Trusts were consolidated as variable interest entities (“VIEs”) within the U.S. public finance segment during 2019. Refer to “Note 4: Variable Interest Entities” for additional information about the COFINA VIEs. Since the closing date and initial distribution of cash and bonds, all of the uninsured bonds held in the Trusts were sold and the proceeds were used to reduce National’s obligations under its original insurance policies. In December of 2019, in the absence of additional bonds to sell from the Trusts, National elected to make a voluntary additional payment in the amount of $66 million with the effect of simultaneously reducing the Trust’s obligations to zero and satisfying in full the obligations under its original insurance policies.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1: Business Developments and Risks and Uncertainties (continued)
PREPA RSA
In September of 2019, National agreed to join the restructuring support agreement, as amended (“RSA”), with the Puerto Rico Electric Power Authority (“PREPA”), other monoline insurers, a group of uninsured PREPA bondholders, Puerto Rico, and the Financial Oversight and Management Board for Puerto Rico. The restructuring transaction described in the RSA is intended to, among other things, provide a framework for the consensual resolution of the treatment of National’s insured PREPA revenue bonds in PREPA’s recovery plan. Upon consummation of the restructuring transaction, PREPA’s revenue bonds will be exchanged into new securitization bonds issued by a special purpose entity and secured by a segregated transition charge assessed on customer’s electricity bills. The debt restructuring contemplated by the RSA will not be effective until (i) confirmation of a plan of adjustment under PROMESA, (ii) negotiation and consummation of definitive documentation and legal opinions, (iii) enactment and implementation of supportive Puerto Rico legislation and (iv) receipt of Puerto Rico regulatory approval, each of which outcome is uncertain and subject to varying degrees of risk.
MBIA Corp. Financing Facility
In July of
2019
, MBIA Corp. consummated a financing facility (the “Refinanced Facility”) between MZ Funding LLC (“MZ Funding”) and certain purchasers, pursuant to which the purchasers or their affiliates (collectively, the “Senior Lenders”), agreed to refinance the outstanding insured senior notes of MZ Funding, and MBIA Inc. received amended subordinated notes of MZ Funding. In connection with the refinancing transaction, MZ Funding and MBIA Corp. entered into an amended and restated credit agreement. MBIA Corp. issued new financial guarantee insurance policies insuring the Refinanced Facility. Refer to “Note
10
: Debt” for further information on the Refinanced Facility.
Risks and Uncertainties
The Company’s financial statements include estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The outcome of certain significant risks and uncertainties could cause the Company to revise its estimates and assumptions or could cause actual results to differ materially from the Company’s estimates. The discussion below highlights the significant risks and uncertainties that could have a material effect on the Company’s financial statements and business objectives in future periods.
U.S. Public Finance Market Conditions
National continues to monitor and remediate its existing insured portfolio and may also pursue strategic alternatives that could enhance shareholder value. Certain state and local governments and territory obligors that National insures are under financial and budgetary stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of National’s insured transactions. National monitors and analyzes these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain.
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
Zohar and RMBS Recoveries
Payment of claims on MBIA Corp.’s policies insuring the Class
 A-1
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
Failure to collect its expected recoveries could impede MBIA Corp.’s ability to make payments when due on other policies. MBIA Corp. believes that if the New York State Department of Financial Services (“NYSDFS”) concludes at any time that MBIA Insurance Corporation will not be able to pay its policyholder claims, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the New York Insurance Law (“NYIL”) and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the NYSDFS.
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
Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” for additional information about MBIA Corp.’s recoveries.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1: Business Developments and Risks and Uncertainties (continued)
Corporate Liquidity
Based on the Company’s projections of National’s dividends and other cash inflows, including potential additional releases under its tax sharing agreement and related tax escrow account (“Tax Escrow Account”), the Company expects that MBIA Inc. will have sufficient cash to satisfy its debt service and general corporate needs. However, MBIA Inc. continues to have liquidity risk that could be caused by interruption of or reduction in dividends or tax payments received from operating subsidiaries, deterioration in the performance of invested assets, impaired access to the capital markets, as well as other factors, which are not anticipated at this time. Furthermore, failure by MBIA Inc. to settle liabilities that are insured by MBIA Corp. could result in claims on MBIA Corp.
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
Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes a presentation of the Company’s insurance loss recoverable and its loss and loss adjustment expense (“LAE”) reserves. Refer to “Loss and Loss Adjustment Expenses” below for additional information.
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
(“AFS”),
held-to-maturity
(“HTM”), or trading. AFS investments are reported in the consolidated balance sheets at fair value with unrealized gains and losses, net of applicable deferred income taxes, reflected in accumulated other comprehensive income (loss) (“AOCI”) in shareholders’ equity. Short-term investments held as AFS include all fixed-maturity securities with a remaining maturity of less than one year at the date of purchase, commercial paper and money market securities. Realized gains and losses from the sales of AFS securities are reflected in earnings as part of “Net gains (losses) on financial instruments at fair value and foreign exchange.” HTM investments are reported in the consolidated balance sheets at amortized cost. Debt securities are classified as HTM investments when the Company has the ability and intent to hold such investments to maturity. Investment income is recorded as earned. Bond discounts and premiums are amortized using the effective yield method over the remaining term of the securities and reported in “Net investment income.” For mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”), discounts and premiums are amortized using the retrospective method. Realized gains and losses represent the difference between the amortized cost value and the sale proceeds. Investments carried at fair value or classified as trading are reported in the consolidated balance sheets at fair value and changes in fair value and realized gains and losses from the sales of these securities are reflected in earnings as part of “Net gains (losses) on financial instruments at fair value and foreign exchange.” Investments carried at fair value consist of certain investments elected under the fair value option.
Other-Than-Temporary Impairments on Investments
The Company’s consolidated statements of operations reflect the full impairment (the difference between a security’s amortized cost basis and fair value) on debt securities in unrealized loss positions that the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For AFS and HTM debt securities that management has no intent to sell and believes that it is more likely than not such securities will not be required to be sold prior to recovery, only the credit loss component of the impairment is recognized in earnings. For AFS securities, the remaining fair value loss is recognized in AOCI, net of applicable deferred income taxes.
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
Deferred Acquisition Costs
The Company deferred acquisition costs that were directly related to new or renewal insurance business. Acquisition costs are costs to acquire an insurance contract which result directly from and are essential to the insurance contracts transaction and would not have been incurred by the Company had the contract transaction not occurred. Acquisition costs include compensation of employees involved in underwriting, certain rating agency fees, state premium taxes and certain other underwriting expenses, reduced by ceding commission income on premiums ceded to reinsurers. Acquisition costs also included ceding commissions paid by the Company in connection with assuming business from other financial guarantors. Acquisition costs, net of ceding commissions received, related to non-derivative
insured financial guarantee transactions are deferred and amortized over the period in which the related premiums are earned.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 2: Significant Accounting Policies (continued)
Derivatives
Derivative instruments are reported at fair value on the consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the contract, and changes in fair value are reported in the consolidated statements of operations within “Net gains (losses) on financial instruments at fair value and foreign exchange” or “Unrealized gains (losses) on insured derivatives” depending on the nature of the derivative. The net change in the fair value of the Company’s insured derivatives has two primary components: (i) realized gains (losses) and other settlements on insured derivatives and (ii) unrealized gains (losses) on insured derivatives. “Realized gains (losses) and other settlements on insured derivatives” include (i) premiums received and receivable on sold CDS contracts, (ii) premiums paid and payable to reinsurers in respect to CDS contracts, (iii) net amounts received or paid on reinsurance commutations, (iv) losses paid and payable to CDS contract counterparties due to the occurrence of a credit event or settlement agreement, (v) losses recovered and recoverable on purchased CDS contracts due to the occurrence of a credit event or settlement agreement and (vi) fees relating to CDS contracts. “Unrealized gains (losses) on insured derivatives” include all other changes in the fair values of the insured derivative contracts.
In certain instances, the Company purchased or issued securities that contain embedded derivatives that were separated from the host contract and accounted for as derivative instruments. In addition, the Company elected to record at fair value certain financial instruments that contain an embedded derivative that would have otherwise required bifurcation from the host contract and been accounted for separately as a derivative instrument. These hybrid financial instruments included certain medium-term notes (“MTNs”) and certain AFS securities. The Company elected to fair value these hybrid financial instruments in their entirety given the complexity of bifurcating the embedded derivatives.
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
The accounting guidance establishes a fair value hierarchy that categorizes into three levels, the inputs used to measure fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available and reliable. Observable inputs are those that the Company believes market participants would use in pricing an asset or liability based on available market data. Unobservable inputs are those that reflect the Company’s beliefs about the assumptions market participants would use in pricing the asset or liability based on the best information available. The three levels of the fair value hierarchy are defined as follows:
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
Loss and Loss Adjustment Expenses
The Company recognizes loss reserves on a
contract-by-contract
basis when the present value of probability-weighted expected net cash outflows to be paid under the contract discounted using a risk-free rate as of the measurement date exceeds the unearned premium revenue. A loss reserve is subsequently remeasured each reporting period for expected increases or decreases due to changes in the likelihood of default and potential recoveries. Subsequent changes to the measurement of loss reserves are recognized as loss expense or benefit in the period of change. Measurement and recognition of loss reserves are reported gross of any reinsurance on the Company’s consolidated balance sheets. The Company estimates the likelihood of possible claim payments and possible recoveries of such claim payments using probability-weighted expected cash flows based on information available as of the measurement date, including market information. Accretion of the discounts on loss reserves and recoveries is included in loss expense. The Company considers its ability to collect contractual interest on claim payments when developing its expected inflows. The inclusion of such interest may result in the Company recording recoveries in excess of its actual or expected claim payments on a policy.
The Company recognizes potential recoveries on paid claims based on probability-weighted cash inflows present valued at applicable risk-free rates as of the measurement date. Such amounts are reported within “Insurance loss recoverable” on the Company’s consolidated balance sheets. To the extent the Company had recorded potential recoveries in its loss reserves previous to a claim payment, such recoveries are reclassified to “Insurance loss recoverable” upon payment of the related claim and remeasured each reporting period.

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
The Company’s loss reserve, insurance loss recoverable, and accruals for LAE incurred are disclosed in “Note 6: Loss and Loss Adjustment Expense Reserves.”

Long-term Debt
Long-term debt is carried at the principal amount outstanding plus accrued interest and net of unamortized debt issuance costs and discounts. Interest expense is accrued at the contractual interest rate. Debt issuance costs and discounts are amortized and reported as interest expense.
Medium-Term Notes and Investment Agreements
MTNs and investment agreements are carried at the principal amount outstanding plus accrued interest and net of unamortized discounts, or at fair value for certain MTNs. Interest expense is accrued at the contractual interest rate. Discounts are amortized and reported as interest expense.
Financial Guarantee Insurance Premiums
Unearned Premium Revenue and Receivable for Future Premiums
The Company recognizes a liability for unearned premium revenue at the inception of financial guarantee insurance and reinsurance contracts on a contract-by-contract
basis. Unearned premium revenue recognized at inception of a contract is measured at the present value of the premium due. For most financial guarantee insurance contracts, the Company receives the entire premium due at the inception of the contract, and recognizes unearned premium revenue liability at that time. For certain other financial guarantee contracts, the Company receives premiums in installments over the term of the contract. Unearned premium revenue and a receivable for future premiums are recognized at the inception of an installment contract, and measured at the present value of premiums expected to be collected over the contract period or expected period using a risk-free discount rate. The expected period is used in the present value determination of unearned premium revenue and receivable for future premiums for contracts where (a) the insured obligation is contractually prepayable, (b) prepayments are probable, (c) the amount and timing of prepayments are reasonably estimable, and (d) a homogenous pool of assets is the underlying collateral for the insured obligation. The Company has determined that substantially all of its installment contracts meet the conditions required to be treated as expected period contracts. The receivable for future premiums is reduced as installment premiums are collected. The Company reports the accretion of the discount on installment premiums receivable as premium revenue and discloses the amount recognized in “Note 5: Insurance Premiums.” The Company assesses the receivable for future premiums for collectability each reporting period, adjusts the receivable for uncollectible amounts and recognizes any write-off
in earnings, and discloses the amount recognized in “Note 5: Insurance Premiums.” As premium revenue is recognized, the unearned premium revenue liability is reduced.

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
Fee and Reimbursement Revenue Recognition
The Company collects insurance related fees for services performed in connection with certain transactions. Fees are earned when the related services are completed. Types of fees include work, waiver and consent, and termination fees.
Stock-Based Compensation
The Company recognizes in earnings all stock-based payment transactions at the fair value of the stock-based compensation provided. Refer to “Note 15: Benefit Plans” for a further discussion regarding the methodology utilized in recognizing employee stock compensation expense.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 2: Significant Accounting Policies (continued)
MBIA Inc. and its eligible U.S. subsidiaries file a consolidated federal income tax return. The U.S. income taxes are allocated based on the provisions of the Company’s tax sharing agreement which governs the intercompany settlement of tax obligations and benefits. The method of allocation between the members is based upon calculations as if each member filed its separate tax return. Under the Company’s tax sharing agreement, each member with a NOL will receive the benefits of its tax losses and credits as it is able to earn them out in the future.
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
The Company adopted ASU
2016-02
in its entirety in the first quarter of 2019, using an additional (and optional) modified retrospective transition approach. Comparative periods are presented in accordance with Accounting Standards Codification (“ASC”) Topic 840, Leases, and do not include any retrospective adjustments to comparative periods to reflect the adoption of ASU
2016-02.
The Company recorded a
right-of-use
asset and lease liability of $23 million. The gross up of the assets and liabilities does not have a cumulative effect adjustment to the opening balance of retained earnings and does not impact the Company’s statement of operations. Refer to “Note 19: Commitments and Contingencies” for information about the Company’s lease
s
.
Disclosure Update and Simplification
In August of 2018, the Securities and Exchange Commission published Release No.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 3: Recent Accounting Pronouncements (continued)
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU
2019-12)
In December of 2019, the FASB issued ASU
2019-12,
“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU
2019-12
simplifies the accounting for income taxes by eliminating certain exceptions within ASC Topic 740, Income Taxes, and clarifying certain aspects of the current guidance to improve consistent application of ASC Topic 740. ASU
2019-12
is effective for interim and annual periods beginning January 1, 2021 with early adoption permitted. Most amendments in ASU
2019-12
are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis.
The Company
 e
lected

to

early

adopt

ASU

2019-12

a
s

of

January

1,

2019

(for

the

reporting

period

ending

December

31,

2019).

ASU
2019-12

removes

the intraperiod tax allocation principle that allocates total tax expense or benefit to components of the income statement and other comprehensive income. As a result of this adoption, the Company reversed $29 million that was allocated between the Company’s consolidated statement of operations and other comprehensive income (loss) for the nine months ended September 30, 2019.
The remaining amendments of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements. As a result of early adopting ASU 2019-12, the Company revised its previously reported amounts for 2019. The following table presents the Company’s revised financial statement amounts due to the adoption of ASU 2019-12:

	Three Months Ended			Six Months Ended	Nine Months Ended
In millions, except per share amounts	March 31, 2019	June 30, 2019	September 30, 2019	June 30, 2019	September 30, 2019
Provision (benefit) for income taxes as previously reported	$(2)	$(37)	$18	$(39)	$(21)
Provision (benefit) for income taxes as revised	2	—	6	2	8
Net income (loss) as previously reported	(17)	(170)	71	(187)	(116)
Net income (loss) as revised	(21)	(207)	83	(228)	(145)
Net income (loss) per common share:
Basic—as previously reported	$(0.20)	$(2.02)	$0.86	$(2.20)	$(1.40)
Basic—as revised	(0.24)	(2.45)	1.00	(2.68)	(1.75)
Diluted—as previously reported	(0.20)	(2.02)	0.86	(2.20)	(1.40)
Diluted—as revised	(0.24)	(2.45)	1.00	(2.68)	(1.75)

The Company has not adopted any other new accounting pronouncements that had a material impact on its consolidated financial statements.
Recent Accounting Developments
Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU
 2016-13)
In June of 2016, the FASB issued ASU
2016-13,
“Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU
2016-13
requires financing receivables and other financial assets measured at amortized cost to be presented at the net amount expected to be collected by recording an allowance for credit losses with changes in the allowance recorded as credit loss expense or a reversal of credit loss expense based on management’s current estimate of expected credit losses each period. ASU
2016-13
does not apply to credit losses on financial guarantee insurance contracts within the scope of ASC Topic 944, “Financial Services-Insurance.” ASU
2016-13
also makes targeted amendments to the current impairment model for AFS debt securities, which include requiring the recognition of an allowance rather than a direct write-down of the investment’s cost basis. An allowance on an AFS investment may be reversed in the event that the credit quality of the issuer improves. The new guidance also replaces the model for purchased credit impaired debt securities and requires the establishment of an allowance for credit losses at acquisition of such securities by grossing up the purchase price when recording the initial amortized cost. ASU
2016-13
is effective for interim and annual periods beginning January 1, 2020 with early adoption permitted beginning January 1, 2019. ASU
2016-13
is applied on a modified retrospective basis except that prospective application is applied to AFS debt securities with other-than-temporary impairments (“OTTI”) recognized before the date of adoption.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 3: Recent Accounting Pronouncements (continued)
The Company is adopting ASU
2016-13
in its entirety as of January 1, 2020. For financial assets held by the Company and measured at amortized cost, which primarily include HTM debt securities, premiums receivable, accrued investment income and reinsurance recoverables
, the Company’s aggregate estimated cumulative-effect adjustment, net of tax, related to allowances for credit losses as of the date of adoption is approximately
$42
million reduction in retained earnings. In addition, the Company is updating models and implementing or modifying processes and controls necessary for the proper identification, measurement and recording of expected credit losses on financial assets within the scope of ASU
2016-13.
Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU
2018-13)
In August of 2018, the FASB issued ASU
2018-13,
“Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” ASU
2018-13
modifies the disclosure requirements on fair value measurements. ASU
2018-13
is effective for interim and annual periods beginning January 1, 2020 with early adoption permitted to remove or modify disclosures upon issuance of the standard and delay adoption of the additional disclosures until the effective date. Upon the effective date, certain amendments should be applied prospectively, while others are to be applied retrospectively to all periods presented. Since the amendments of ASU
2018-13
only impact disclosure requirements, the adoption of ASU
2018-13
did not impact the Company’s consolidated financial statements. The Company plans to adopt the amendments of ASU
2018-13
in its entirety as of January 1, 2020. The adoption of ASU
2018-13
will only impact the fair value disclosures within the Company’s consolidated financial statements and will not impact amounts reported on the Company’s balance sheet, statement of operations, statement of comprehensive income or statement of cash flows.
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
Consolidated VIEs
The carrying amounts of assets and liabilities of consolidated VIEs were $1.6 billion and $1.5 billion, respectively, as of December 31, 2019, and $1.7 billion, as of December 31, 2018. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. In the first quarter of 2019, the Company consolidated seven VIEs related to the Trusts established in connection with the COFINA Plan of Adjustment. On the initial consolidation of the Trusts, the Company recorded a loss of $42 million, representing the difference between the fair value of the Company’s financial guarantee within the Trusts and the carrying value of the insurance related balances on the COFINA policies. During 2019, all of the uninsured bonds held in the Trusts were sold and the proceeds were used to reduce National’s obligations under its original insurance policies upon passing the proceeds through the Trusts to certificate holders. In addition, National elected to make a voluntary additional payment in the amount of $66 million with the effect of simultaneously reducing the Trust’s obligations to zero and satisfying in full the obligations under its original insurance policies. Subsequent to December 31, 2019, the Trusts were legally dissolved and the related VIEs were deconsolidated. In addition, in 2019, two structured finance RMBS VIEs were deconsolidated as a result of the termination of the Company’s insurance policies related to those VIEs. The Company recorded losses of

$
16
 million upon the
deconsolidation
of these VIEs. These losses were primarily the result of credit losses in AOCI released to earnings. In 2018, the Company deconsolidated
two
VIEs related to the Court granting the
Zohar
funds’ motion to approve a settlement (the “
Zohar
Bankruptcy Settlement”). The Company recorded a loss of $
93
 million upon the
deconsolidation
of these VIEs, which represented the difference between the fair value of the VIE assets that were deconsolidated
and the Company’s then current estimate of salvage and subrogation recoveries from those VIEs under insurance accounting. In addition, in 2018, eight
structured finance RMBS VIEs were
deconsolidated
as a result of the termination of the Company’s insurance policies related to those VIEs. The Company recorded losses of $
78
 million upon the
deconsolidation
of these VIEs. These losses were primarily the result of credit losses in AOCI released to earnings. These consolidation and deconsolidation
losses are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statement of operations. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information about COFINA and the
Zohar
Bankruptcy Settlement.
In addition, subsequent to December 31, 2019, one structured finance VIE was deconsolidated due to the prepayment of the outstanding notes of the VIE, resulting in a reduction in VIE assets and liabilities of approximately $315 million.

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
Nonconsolidated VIEs
The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of December 31, 2019 and 2018. The amounts included under the headings for the carrying value of assets and liabilities represent amounts reported within the applicable financial statement line items on the Company’s consolidated balance sheets. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	December 31, 2019
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$2,253	$15	$19	$107	$16	$436
Mortgage-backed commercial	26	—	—	—	—	—
Consumer asset-backed	384	—	1	1	1	11
Corporate asset-backed	937	—	6	673	7	—

Total global structured finance	3,600	15	26	781	24	447
Global public finance	1,926	—	8	—	9	—

Total insurance	$5,526	$15	$34	$781	$33	$447

	December 31, 2018
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$3,103	$17	$19	$128	$17	$345
Mortgage-backed commercial	52	—	—	—	—	—
Consumer asset-backed	560	—	3	1	2	12
Corporate asset-backed	1,338	—	9	858	10	—

Total global structured finance	5,053	17	31	987	29	357
Global public finance	2,231	—	9	—	12	—

Total insurance	$7,284	$17	$40	$987	$41	$357

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 5: Insurance Premiums
The Company recognizes and measures premiums related to financial guarantee
(non-derivative)
insurance and reinsurance contracts in accordance with the accounting principles for financial guarantee insurance contracts.
As of December 31, 2019 and 2018, premiums receivable were $249 million and $296 million, respectively, primarily related to installment policies for which premiums will be collected over the estimated term of the contracts. Premiums receivable for an installment policy is initially measured at the present value of premiums expected to be collected over the expected period or contract period of the policy using a risk-free discount rate. Premiums receivable for policies that use the expected period of risk due to expected prepayments are adjusted in subsequent measurement periods when prepayment assumptions change using the risk-free discount rate as of the remeasurement date. Premiums receivable also includes the current amount of premiums due from installment policies insuring consolidated VIEs when the premiums are payable by third-parties on behalf of the consolidated VIEs.
The Company evaluates whether any premiums receivable are uncollectible at each balance sheet date. If the Company determines that premiums are uncollectible, it records a write-off
of such amounts in current earnings. The majority of the Company’s premiums receivable consists of the present values of future installment premiums that are not yet billed or due, primarily from structured finance transactions. Given that premiums due to MBIA generally are more senior over most other payment obligations of insured transactions, the Company wrote off an insignificant amount of premiums it deemed uncollectible as of December 31, 2019 and 2018.
As of December 31, 2019 and 2018, the weighted average risk-free rates used to discount future installment premiums were 2.8% and 3%, respectively, and the weighted average expected collection term of the premiums receivable was
 8.86 years and
9.59 years
,
 respectively. As of December 31, 2019 and 2018, reinsurance premiums payable was $17 million and $20 million, respectively, and is included in “Other liabilities” in the Company’s consolidated balance sheets. The reinsurance premiums payable is accreted and paid to reinsurers as premiums due to MBIA are accreted and collected.
The following tables present a roll forward of the Company’s premiums receivable for the years ended December 31, 2019 and 2018.

In millions			Adjustments
Premiums Receivable as of December 31, 2018	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount (1)	Other (2)	Premiums Receivable as of December 31, 2019
$ 296	$(43)	$—	$(4)	$7	$(7)	$249

(1)—Recorded within premiums earned on MBIA’s consolidated statement of operations.
(2)—Primarily relates to the write off of uncollectible premiums and to a lesser extent realized gains due to changes in foreign currency exchange rates.

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 5: Insurance Premiums (continued)

The following table presents the undiscounted future amount of premiums expected to be collected and the period in which those collections are expected to occur:

Expected
Collection of
In millions	Premiums
Three months ending:
March 31, 2020	$3
June 30, 2020	10
September 30, 2020	6
December 31, 2020	11

Twelve months ending:
December 31, 2021	28
December 31, 2022	24
December 31, 2023	23
December 31, 2024	21

Five years ending:
December 31, 2029	75
December 31, 2034	50
December 31, 2039 and thereafter	63

Total	$314

The following table presents the unearned premium revenue balance and future expected premium earnings as of and for the periods presented:

	Unearned	Expected Future			Total Expected
	Premium	Premium Earnings			Future Premium
In millions	Revenue	Upfront	Installments	Accretion	Earnings
December 31, 2019	$482

Three months ending:
March 31, 2020	466	$8	$8	$2	$18
June 30, 2020	451	8	7	2	17
September 30, 2020	437	7	7	2	16
December 31, 2020	423	7	7	2	16

Twelve months ending:
December 31, 2021	370	26	27	6	59
December 31, 2022	323	23	24	6	53
December 31, 2023	282	20	21	5	46
December 31, 2024	245	18	19	5	42

Five years ending:
December 31, 2029	122	63	60	17	140
December 31, 2034	59	29	34	11	74
December 31, 2039 and thereafter	—	20	39	7	66

Total		$229	$253	$65	$547

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
“Classified List”
—Includes all insured obligations where the Company has paid a claim or where a claim payment is expected. It also includes insured obligations where a significant LAE payment has been made, or is expected to be made, to mitigate a claim payment. This may include property improvements, bond purchases and commutation payments. Generally, IPM is actively remediating these credits where possible, including restructurings through legal proceedings, usually with the assistance of specialist counsel and advisors.
The establishment of the appropriate level of loss reserves is an inherently uncertain process involving numerous assumptions, estimates and subjective judgments by management that depend primarily on the nature of the underlying insured obligation. These variables include the nature and creditworthiness of the issuers of the insured obligations, expected recovery rates on unsecured obligations, the projected cash flow or market value of any assets pledged as collateral on secured obligations, and the expected rates of recovery, cash flow or market values on such obligations or assets. Factors that may affect the actual ultimate realized losses for any policy include economic conditions and trends, political developments, the extent to which sellers/servicers comply with the representations or warranties made in connection therewith, levels of interest rates, borrower behavior, the default rate and salvage values of specific collateral, and the Company’s ability to enforce contractual rights through litigation and otherwise, including the collection of contractual interest on claim payments. The Company’s remediation strategy for an insured obligation that has defaulted or is expected to default may also have an impact on the Company’s loss reserves.
In establishing case basis loss reserves, the Company calculates the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and the weighted average remaining life of the insurance contract as required by accounting principles for financial guarantee contracts. Yields on U.S. Treasury offerings are used to discount loss reserves denominated in U.S. dollars, which represent the majority of the loss reserves. Similarly, yields on foreign government offerings are used to discount loss reserves denominated in currencies other than the U.S. dollar. Significant changes in discount rates from period to period may have a material impact on the present value of the Company’s loss reserves and expected recoveries. In addition, if the Company were to apply different discount rates, its case basis reserves may have been higher or lower than those established as of December 31, 2019. For example, a higher discount rate applied to expected future payments would have decreased the amount of a case basis reserve established by the Company and a lower rate would have increased the amount of a reserve established by the Company. Similarly, a higher discount rate applied to the potential future recoveries would have decreased the amount of a loss recoverable established by the Company and a lower rate would have increased the amount of a loss recoverable established by the Company.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 6: Loss and Loss Adjustment Expense Reserves (continued)
Certain local governments remain under financial and budgetary stress and a few have filed for protection under Title 11 of the United States Code (the “Bankruptcy Code”), or have entered into state statutory proceedings established to assist municipalities in managing through periods of severe fiscal stress. In the case of Puerto Rico, certain credits that the Company insures have filed petitions for covered instrumentalities under Title III of PROMESA, which incorporates by reference provisions from the Bankruptcy Code. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments in greater amounts on the Company’s insured transactions. In formulating loss reserves, the Company considers the following: environmental and political impacts; litigation; ongoing discussions with creditors; timing and amount of debt service payments and future recoveries; existing proposed restructuring plans or agreements; and deviations from these proposals in its probability-weighted scenarios. In February of 2019, the COFINA Plan of Adjustment was confirmed by the
Title III
Court and in September of 2019, National agreed to join the RSA with PREPA, other monoline insurers, a group of uninsured PREPA bondholders, Puerto Rico, and the Oversight Board. Refer to “Note 1: Business Developments and Risk and Uncertainties”, for further information on the Company’s Puerto Rico exposures.
Recoveries on Puerto Rico Losses
For recoverables on paid Puerto Rico losses, the estimates include assumptions related to the following: economic conditions and trends; political developments; the Company’s ability to enforce contractual rights through litigation and otherwise; discussions with other creditors and the obligors, any existing proposals; and the remediation strategy for an insured obligation that has defaulted or is expected for default.
International and Structured Finance Insurance
The international and structured finance insurance segment’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP do not include estimates for a policy insuring a credit derivative or on financial guarantee VIEs that are eliminated in consolidation. The policy insuring a credit derivative contract is accounted for as a derivative and is carried at fair value in the Company’s consolidated financial statements under GAAP. The fair value of the insured credit derivative contract is influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments under the Company’s insurance policy. Refer to “Note 9: Derivative Instruments” for a further discussion of the Company’s use of derivatives and their impact on the Company’s consolidated financial statements.
RMBS Case Basis Reserves (Financial Guarantees)
The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies, excluding those on consolidated VIEs. The Company’s first-lien RMBS case basis reserves primarily relate to RMBS backed by alternative
A-paper
and subprime mortgage loans. The Company’s second-lien RMBS case basis reserves relate to RMBS backed by home equity lines of credit and closed-end
second mortgages. The Company calculated RMBS case basis reserves as of December 31, 2019 for both first and second-lien RMBS transactions using a process called the Roll Rate Methodology (“Roll Rate Methodology”). The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Roll Rate is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off
or liquidated. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses. Additional data used for both second and first-liens include historic averages of deal specific voluntary prepayment rates, forward projections of the London Interbank Offered Rate (“LIBOR”) interest rates, and historic averages of deal-specific loss severities. In addition, for second-lien RMBS backed by home equity lines of credit, the Company assumes a constant basis spread between Prime and LIBOR interest rates.
In calculating ultimate cumulative losses for RMBS, the Company estimates the amount of second-lien loans that are expected to be charged-off
(deemed uncollectible by servicers of the transactions) and, for first-lien RMBS, the Company estimates the amount of loans that are expected to be liquidated in the future through foreclosure or short sale. The time to liquidation for a defaulted loan is specific to the loan’s delinquency bucket.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 6: Loss and Loss Adjustment Expense Reserves (continued)

For all RMBS transactions, cash flow models consider allocations and other structural aspects and claims against MBIA Corp.’s insurance policy consistent with such policy’s terms and conditions. The estimated net claims from the procedure above are then discounted using a risk-free rate to a net present value reflecting MBIA’s general obligation to pay claims over time and not on an accelerated basis.
The Company monitors RMBS portfolio performance on a monthly basis against projected performance, reviewing delinquencies, roll rates, and prepayment rates (including voluntary and involuntary). However, loan performance remains difficult to predict and losses may exceed expectations. In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves accordingly and re-evaluate
its assumptions.
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
Second-lien
Put-Back
Claims Related to Ineligible Loans
The Company has settled the majority of its
put-back
claims relating to the inclusion of ineligible loans in securitizations it insured. Only its claims against Credit Suisse remain outstanding. Credit Suisse has challenged the Company’s assessment of the ineligibility of individual mortgage loans and a trial concerning the dispute was held in July and August of 2019. While the Company’s settlement amounts on its prior put-back
claims have been consistent with the
put-back
recoveries that had been included in the Company’s financial statements at the times preceding the settlements, there can be no assurance that the Company will prevail in its litigation against Credit Suisse. However, based on the Company’s assessment of the strength of its contractual put-back
rights against Credit Suisse, as well as on its prior settlements with other sellers/servicers and success of other monolines’
put-back
settlements, the Company believes it will prevail in enforcing its contractual rights and that it is entitled to collect the full amount of its incurred losses plus contractual interest due. The Company consolidates the RMBS securitization originated by Credit Suisse as a VIE and, therefore, eliminates its estimate of recoveries from its insurance accounting and reflects such recoveries in its accounting for the loan repurchase commitments asset of the VIE using a measurement process similar to that used for insurance accounting.
The uncertainty remaining with respect to the ultimate outcome of the litigation with Credit Suisse is contemplated in the probability-weighted scenario based-modeling the Company uses. The Credit Suisse recovery scenarios are based on certain probabilities of ultimate resolution of the dispute with Credit Suisse and the fair values are determined using discounted cash flow models.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 6: Loss and Loss Adjustment Expense Reserves (continued)
The Company continues to consider relevant facts and circumstances in developing its assumptions on expected cash inflows, probability of potential recoveries (including the timing and outcome of the litigation) and recovery period. While the Company believes it will be successful in realizing its recoveries from its put-back
contract claims against Credit Suisse, the ultimate amount recovered may be materially different from that recorded by the Company given the inherent uncertainty of the manner of resolving the claims (i.e., litigation and/or negotiated out-of-court
settlement) and the assumptions used in the required estimation process for accounting purposes which are based, in part, on judgments and other information that are not easily corroborated by historical data or other relevant benchmarks. Refer to “Note 19: Commitments and Contingencies” for further information about the Company’s litigation with Credit Suisse.
CDO Reserves and Recoveries
The Company also has loss and LAE reserves on certain transactions within its CDO portfolio, primarily its multi-sector CDO asset class that was insured in the form of financial guarantee policies. MBIA’s insured multi-sector CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes, but are not limited to, RMBS-related collateral, multi-sector and corporate CDOs). The Company’s process for estimating reserves and credit impairments on these policies is determined as the present value of the probability-weighted potential future losses, net of estimated recoveries, across multiple scenarios. The Company considers several factors when developing the range of potential outcomes and their impact on MBIA. A range of loss scenarios is considered under different default and severity rates for each transaction’s collateral. Additionally, each transaction is evaluated for its commutation potential.
Zohar Recoveries
MBIA Corp. is seeking to recover the payments it made (plus interest and expenses) with respect to Zohar I and Zohar II. MBIA Corp. anticipates that the primary source of the recoveries will come from the monetization of the Zohar Assets. In March of 2018, the then-director of Zohar I and Zohar II placed those funds into voluntary bankruptcy proceedings in federal bankruptcy court in the District of Delaware (the “Zohar Funds Bankruptcy Cases”). In May of 2018, the Zohar Bankruptcy Settlement established a process by which the debtor funds, through an independent director and a chief restructuring officer, will work with the original sponsor of the funds to monetize the Zohar Assets and repay creditors, including MBIA Corp. While the stay of litigation provided for in the settlement has expired, on September 27, 2019, the Court ruled that the monetization process will continue, which ruling has been appealed though not stayed. In particular, on October 17, 2019, one of the companies (Dura Automotive Systems, LLC), and certain of its affiliates, filed for bankruptcy protection in federal bankruptcy court in the Middle District of Tennessee (the “Dura Bankruptcy Cases”). On November 1, 2019, the Court overseeing the Zohar Funds Bankruptcy Cases entered an Order directing that, effective November 8, 2019, the Dura Bankruptcy Cases shall be transferred to the District of Delaware. The Zohar debtors have substantial interests in the Dura debtors, and hold secured term loan indebtedness and an indirect interest in the majority of the equity in the Dura debtors. There can be no assurance that the outcome of the Dura Bankruptcy Cases will not have a material adverse impact on MBIA Corp.’s ability to recover the payments it made on Zohar II. Salvage and subrogation recoveries related to Zohar I and Zohar II are reported within “Insurance loss recoverable” on the Company’s consolidated balance sheet. The Company’s estimate of the insurance loss recoverable for Zohar I and Zohar II includes probability-weighted scenarios of the ultimate monetized recovery from the Zohar Assets.
Notwithstanding the procedures agreed to in the Zohar Bankruptcy Settlement and confirmed by the Court, there can be no assurance that the value of the Zohar Assets will be sufficient to permit MBIA Corp. to recover all or substantially all of the payments it made on Zohar I and Zohar II. Failure to recover such payments could impede MBIA Corp.’s ability to make payments when due on other policies. MBIA Corp. believes that if the NYSDFS concludes at any time that MBIA Insurance Corporation will not be able to pay its policyholder claims, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the NYIL and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the NYSDFS.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 6: Loss and Loss Adjustment Expense Reserves (continued)
Summary of Loss and LAE Reserves and Recoveries
The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs for the international and structured finance insurance segment, which are included in the Company’s consolidated balance sheets as of December 31, 2019 and 2018, are presented in the following table:

	As of December 31, 2019		As of December 31, 2018
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (2)	Insurance loss recoverable	Loss and LAE reserves (2)
U.S. Public Finance Insurance	$911	$432	$571	$551
International and Structured Finance Insurance:
Before VIE eliminations (1)	1,286	749	1,461	668
VIE eliminations (1)	(503)	(280)	(437)	(254)

Total international and structured finance insurance	783	469	1,024	414

Total	$1,694	$901	$1,595	$965

(1)—Includes loan repurchase commitments of $486 million and $418 million as of December 31, 2019 and 2018, respectively.
(2)—Amounts are net of expected recoveries.

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
Changes in Loss and LAE Reserves
The following table presents changes in the Company’s loss and LAE reserves for the years ended December 31, 2019 and 2018
. Changes in loss reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in amount and timing of estimated claim payments and estimated recoveries on such claims, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of December 31, 2019, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 1.92%. LAE reserves are generally expected to be settled within a one-year
period and are not discounted. As of December 31, 2019 and 2018, the Company’s gross loss and LAE reserves included $34 million and $60 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2019
Gross Loss and LAE Reserves as of December 31, 2018 (1)	Loss Payments	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other	Gross Loss and LAE Reserves as of December 31, 2019 (1)
$ 965	$(431)	$18	$(54)	$407	$23	$(26)	$(1)	$901

(1)—Amounts are net of expected recoveries of unpaid claims.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2018
Gross Loss and LAE Reserves as of December 31, 2017	Loss Payments	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Gross Loss and LAE Reserves as of December 31, 2018 (1)
$ 1,013	$(354)	$26	$13	$258	$15	$(6)	$965

(1)—Amounts are net of expected recoveries of unpaid claims.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 6: Loss and Loss Adjustment Expense Reserves (continued)
The decrease in the Company’s loss reserves during 2019 primarily relates to payments on certain Puerto Rico exposures and the elimination of COFINA loss reserves due to the consolidation of the Trusts as VIEs. These decreases were partially offset by an increase in loss reserves related to certain Puerto Rico exposures and first-lien RMBS transactions.
The decrease in the Company’s loss reserves during 2018 was primarily related to insured RMBS and the payment of an international public finance transaction, partially offset by an increase in loss reserves on certain Puerto Rico exposures.
Changes in Insurance Loss Recoverable
Insurance loss recoverable represents the Company’s estimate of recoveries on paid claims and LAE. The Company recognizes potential recoveries on paid claims based on the probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. The following table presents changes in the Company’s insurance loss recoverable for the years ended December 31, 2019 and 2018. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable
		for the Year Ended December 31, 2019
In millions	Gross Reserve as of December 31, 2018	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions (1)	Other (2)	Gross Reserve as of December 31, 2019
Insurance loss recoverable	$1,595	$(148)	$35	$70	$105	$37	$1,694

(1)—Includes amounts related to paid claims and LAE that are expected to be recovered in the future.
(2)—Primarily changes in amount and timing of collections.

		Changes in Insurance Loss Recoverable
		for the Year Ended December 31, 2018
In millions	Gross Reserve as of December 31, 2017	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions (1)	Other (2)	Gross Reserve as of December 31, 2018
Insurance loss recoverable	$545	$(56)	$25	$(13)	$1,096	$(2)	$1,595

(1)—Includes amounts which have been paid and are expected to be recovered in the future.
(2)—Primarily changes in amount and timing of collections.
The increase in the Company’s insurance loss recoverable during 2019 was primarily due to estimated recoveries of claims paid on certain Puerto Rico credits, partially offset by amounts received related to recoveries on second-lien RMBS and CDO transactions and a decline in the amount of estimated future recoveries related to CDO transactions.

The increase in the Company’s insurance loss recoverable during 2018 was primarily due to the re-establishment
of recoveries for Zohar I and Zohar II upon deconsolidation of the related VIEs during 2018 and estimated recoveries of claims paid on certain Puerto Rico credits.
Loss and LAE Activity
For the year ended December 31, 2019, loss and LAE incurred primarily related to a decrease in expected salvage collections related to CDOs and an increase in expected payments on insured first-lien RMBS transactions and certain Puerto Rico exposures.
For the year ended December 31, 2018, losses and LAE incurred primarily related to an increase in expected payments on Puerto Rico exposures, partially offset by a decrease in expected payments on second-lien RMBS transactions and an increase in expected collections from CDOs.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 6: Loss and Loss Adjustment Expense Reserves (continued)
For the year ended December 31, 2017, losses and LAE incurred primarily related to an increase in actual and expected payments on certain Puerto Rico exposures, insured first-lien RMBS transactions and a decrease in actual and projected collections from mortgage insurance included in the Company’s excess spread within its second-lien RMBS transactions from the settlement of litigation regarding insurance coverage involving Old Republic Insurance Corporation, Bank of America, N.A. and the Bank of New York Mellon.

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the years ended December 31, 2019
, 2018
and 2017, gross LAE related to remediating insured obligations were $29 million,
 $23
million and $42 million, respectively.
Surveillance Categories
The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2019:

	Surveillance Categories
	Caution	Caution	Caution
	List	List	List	Classified
$ in millions	Low	Medium	High	List	Total
Number of policies	45	19	—	212	276
Number of issues (1)	13	5	—	94	112
Remaining weighted average contract period (in years)	7.3	7.2	—	7.9	7.7
Gross insured contractual payments outstanding: (2)
Principal	$1,546	$248	$—	$3,794	$5,588
Interest	2,107	110	—	1,668	3,885

Total	$3,653	$358	$—	$5,462	$9,473

Gross Claim Liability (3)	$—	$—	$—	$965	$965
Less:
Gross Potential Recoveries (4)	—	—	—	2,184	2,184
Discount, net (5)	—	—	—	(453)	(453)

Net claim liability (recoverable)	$—	$—	$—	$(766)	$(766)

Unearned premium revenue	$6	$3	$—	$39	$48
Reinsurance recoverable on paid and unpaid losses (6)					$19

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 6: Loss and Loss Adjustment Expense Reserves (continued)
The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2018:

	Surveillance Categories
	Caution	Caution	Caution
	List	List	List	Classified
$ in millions	Low	Medium	High	List	Total
Number of policies	50	18	—	233	301
Number of issues (1)	16	4	—	102	122
Remaining weighted average contract period (in years)	6.7	8.0	—	9.7	8.9
Gross insured contractual payments outstanding: (2)
Principal	$1,604	$249	$—	$5,353	$7,206
Interest	2,118	123	—	5,414	7,655

Total	$3,722	$372	$—	$10,767	$14,861

Gross Claim Liability (3)	$—	$—	$—	$1,085	$1,085
Less:
Gross Potential Recoveries (4)	—	—	—	2,363	2,363
Discount, net (5)	—	—	—	(670)	(670)

Net claim liability (recoverable)	$—	$—	$—	$(608)	$(608)

Unearned premium revenue	$5	$4	$—	$63	$72
Reinsurance recoverable on paid and unpaid losses (6)					$21

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 7: Fair Value of Financial Instruments
Fair Value Measurement
Financial Assets
Financial assets held by the Company primarily consist of investments in debt securities. Substantially all of the Company’s investments are priced by independent third parties, including pricing services and brokers. Typically, the Company receives one pricing service value or broker quote for each instrument, which represents a non-binding
indication of value. The Company, along with its third-party portfolio manager, reviews the assumptions, inputs and methodologies used by pricing services and brokers to obtain reasonable assurance that the prices used in its valuations reflect fair value. When the Company and its third-party portfolio manager believe a third-party quotation differs significantly from its internally developed expectation of fair value, whether higher or lower, the Company reviews its data or assumptions with the provider. This review includes comparing significant assumptions such as prepayment speeds, default ratios, forward yield curves, credit spreads and other significant quantitative inputs to internal assumptions, and working with the price provider to reconcile the differences. The price provider may subsequently provide an updated price. In the event that the price provider does not update its price, and the Company still does not agree with the price provided, its third-party portfolio manager will obtain a price from another third-party provider or use an internally developed price which it believes represents the fair value of the investment. The fair values of investments for which internal prices were used were not significant to the aggregate fair value of the Company’s investment portfolio as of December 31, 2019 and 2018. All challenges to third-party prices are reviewed by staff of the Company as well as its third-party portfolio manager with relevant expertise to ensure reasonableness of assumptions. A pricing analysis is reviewed and approved by the Company’s valuation committee.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 7: Fair Value of Financial Instruments (continued)
Loan Repurchase Commitments
Loan repurchase commitments are obligations owed by the sellers/servicers of mortgage loans to MBIA as reimbursement of paid claims. Loan repurchase commitments are assets of the consolidated VIEs. These assets represent the rights of MBIA against the sellers/servicers for breaches of representations and warranties that the securitized residential mortgage loans sold to the trust to comply with stated underwriting guidelines and for the sellers/servicers to cure, replace, or repurchase mortgage loans. Fair value measurements of loan repurchase commitments represent the amounts owed by the sellers/servicers to MBIA as reimbursement of paid claims and contractual interest. Loan repurchase commitments are not securities and no quoted prices or comparable market transaction information are observable or available. Fair values of loan repurchase commitments are determined using discounted cash flow techniques and are categorized in Level 3 of the fair value hierarchy.
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
Medium-term Notes at Fair Value
The Company has elected to measure certain MTNs at fair value on a recurring basis. The fair values of certain MTNs are based on quoted market prices provided by third-party sources, where available. When quoted market prices are not available, the Company applies a matrix pricing grid to determine fair value based on the quoted market prices received for similar instruments and considering the MTNs’ stated maturity and interest rate. Nonperformance risk is included in the quoted market prices and the matrix pricing grid. MTNs are categorized in Level 3 of the fair value hierarchy and do not include accrued interest.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 7: Fair Value of Financial Instruments (continued)
Derivatives—Insurance
The derivative contracts insured by the Company cannot be legally traded and generally do not have observable market prices. The Company determines the fair values of certain insured credit derivatives using valuation models based on observable inputs and considering nonperformance risk of the Company. These insured credit derivatives are categorized in Level 2 of the fair value hierarchy.
The Company uses an internally developed Direct Price Model to value an insured credit derivative that incorporates market prices or estimated prices for all collateral within the transaction, the present value of the market-implied potential losses, and nonperformance risk. The valuation of the insured credit derivative includes the impact of its credit standing. The insured credit derivative is categorized in Level 3 of the fair value hierarchy based on unobservable inputs that are significant to the fair value measurement in its entirety.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 7: Fair Value of Financial Instruments (continued)
Significant Unobservable Inputs
The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

In millions	Fair Value as of December 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$136	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee (1)	-20%—99% (22%)
Loan repurchase commitments	486	Discounted cash flow	Recovery rates (2)
			Breach rates (2)
Liabilities of consolidated VIEs:
Variable interest entity notes	347	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	37%—76% (61%)
Credit derivative liabilities:
CMBS	7	Direct Price Model	Nonperformance risk	54%—54% (54%)
Other derivative liabilities	34	Discounted cash flow	Cash flows	$0—$49 ($25) (3)

(1)—Negative percentage represents financial guarantee policies in a receivable position.
(2)—Recovery rates
include
 assump
tions a
bout
l
egal risk in the en
forcem
ent of the
Company
's
 contract
and breach rates
represent
estimates
of the perc
entage of ineligi
ble loans
.
(3)—Midpoint of cash flows are used for the weighted average.

In millions	Fair Value as of December 31, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$172	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee (1)	-17%—75% (7%)
Loan repurchase commitments	418	Discounted cash flow	Recovery rates (2)
			Breach rates (2)
Liabilities of consolidated VIEs:
Variable interest entity notes	366	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	0%—63% (39%)
Credit derivative liabilities:
CMBS	33	Direct Price Model	Nonperformance risk	54%—54% (54%)
Other derivative liabilities	7	Discounted cash flow	Cash flows	$0—$49 ($25) (3)

(1)—Negative percentage represents financial guarantee policies in a receivable position.
(2)—Recovery rates include assumptions about legal risk in the enforcement of the Company’s contract and breach rates represent estimates of the percentage of ineligible loans.
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
The significant unobservable inputs used in the fair value measurement of the Company’s loan repurchase commitments of consolidated VIEs are a breach rate, which represents the percentage of ineligible loans held within a trust, and a recovery rate, which reflect
s
the estimate of future cash receipts including legal risk in the enforcement of the Company’s contractual rights. The estimated recoveries of the loan repurchase commitments may differ from the actual recoveries that may be received in the future. Significant increases or decreases in the breach rate assumptions would result in significantly higher or lower fair values of the loan repurchase commitments, respectively. Additionally, changes in assumptions about the Company’s legal risk could impact the recovery rate assumptions, which could also significantly impact the fair value measurement.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 7: Fair Value of Financial Instruments (continued)

Fair Value Measurements
The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of December 31, 2019 and 2018:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2019
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$791	$97	$—	$888
State and municipal bonds	—	200	—	200
Foreign governments	—	10	—	10
Corporate obligations	—	1,266	—	1,266
Mortgage-backed securities:
Residential mortgage-backed agency	—	330	—	330
Residential mortgage-backed non-agency	—	19	—	19
Commerc ial mortgage-backed	—	22	—	22
Asset-backed securities:
Collateralized debt obligations	—	140	—	140
Other asset-backed	—	326	1	327

Total fixed-maturity investments	791	2,410	1	3,202
Money market securities	154	—	—	154
Perpetual debt and equity securities	30	25	—	55
Fixed-income fund	—	—	—	51	(1)
Cash and cash equivalents	75	—	—	75
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	—	1	—	1

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2019
Assets of consolidated VIEs:
Corporate obligations	—	8	—	8
Mortgage-backed securities:
Residential mortgage-backed non-agency	—	45	—	45
Commercial mortgage-backed	—	16	—	16
Asset-backed securities:
Collateralized debt obligations	—	6	—	6
Other asset-backed	—	8	—	8
Cash	8	—	—	8
Loans receivable at fair value:
Residential loans receivable	—	—	136	136
Loan repurchase commitments	—	—	486	486
Other assets:
Currency derivatives	—	—	8	8
Other	—	—	18	18

Total assets	$1,058	$2,519	$649	$4,277

Liabilities:
Medium-term notes	$—	$—	$108	$108
Derivative liabilities:
Insured derivatives:
Credit derivatives	—	2	7	9
Non-insured derivatives:
Interest rate derivatives	—	132	—	132
Other	—	—	34	34
Other liabilities:
Other payable	—	—	4	4
Liabilities of consolidated VIEs:
Variable interest entity notes	—	56	347	403

Total liabilities	$—	$190	$500	$690

(1)—Investment that was measured at fair value by applying the net asset value per share practical expedient, and was required not to be classified in the fair value hierarchy.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$1,028	$90	$—	$1,118
State and municipal bonds	—	728	—	728
Foreign governments	—	9	—	9
Corporate obligations	—	1,410	—	1,410
Mortgage-backed securities:
Residential mortgage-backed agency	—	219	—	219
Residential mortgage-backed non-agency	—	28	—	28
Commercial mortgage-backed	—	47	7	54
Asset-backed securities:
Collateralized debt obligations	—	121	—	121
Other asset-backed	—	181	3	184

Total fixed-maturity investments	1,028	2,833	10	3,871
Money market securities	—	—	—	67	(1)
Perpetual debt and equity securities	23	35	—	58
Fixed-income fund	—	—	—	75	(1)
Cash and cash equivalents	222	—	—	222
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	—	2	—	2

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
Assets of consolidated VIEs:
Corporate obligations	—	9	5	14
Mortgage-backed securities:
Residential mortgage-backed non-agency	—	92	—	92
Commercial mortgage-backed	—	34	—	34
Asset-backed securities:
Collateralized debt obligations	—	6	1	7
Other asset-backed	—	10	—	10
Cash	58	—	—	58
Loans receivable at fair value:

Residential loans receivable	—	—	172	172
Loan repurchase commitments	—	—	418	418
Other assets:
Currency derivatives	—	—	17	17
Other	—	—	14	14

Total assets	$1,331	$3,021	$637	$5,131

Liabilities:
Medium-term notes	$—	$—	$102	$102
Derivative liabilities:
Insured derivatives:
Credit derivatives	—	2	33	35
Non-insured derivatives:
Interest rate derivatives	—	157	—	157
Other	—	—	7	7
Other liabilities:
Other payable	—	—	5	5
Liabilities of consolidated VIEs:
Variable interest entity notes	—	114	366	480

Total liabilities	$—	$273	$513	$786

(1)—Investment that was measured at fair value by applying the net asset value per share practical expedient, and was required not to be classified in the fair value hierarchy.

Level 3 assets at fair value as of December 31, 2019 and 2018 represented approximately 15% and 12%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of December 31, 2019 and 2018 represented approximately 72% and 65%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 7: Fair Value of Financial Instruments (continued)
The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of December 31, 2019 and 2018:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2019	Carry Value Balance as of December 31, 2019
Assets:
Assets of consolidated VIEs:
Investments held-to-maturity	$—	$—	$892	$892	$890

Total assets	$—	$—	$892	$892	$890

Liabilities:
Long-term debt	$—	$1,073	$—	$1,073	$2,228
Medium-term notes	—	—	396	396	570
Investment agreements	—	—	394	394	304
Liabilities of consolidated VIEs:
Variable interest entity notes	—	261	892	1,153	1,136

Total liabilities	$—	$1,334	$1,682	$3,016	$4,238

Financial Guarantees:
Gross liability (recoverable)	$—	$—	$556	$556	$(311)
Ceded	—	—	56	56	24

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2018	Carry Value Balance as of December 31, 2018
Assets:
Other investments	$—	$1	$—	$1	$1
Assets of consolidated VIEs:
Investments held-to-maturity	—	—	925	925	890

Total assets	$—	$1	$925	$926	$891

Liabilities:
Long-term debt	$—	$1,101	$—	$1,101	$2,249
Medium-term notes	—	—	422	422	620
Investment agreements	—	—	388	388	311
Liabilities of consolidated VIEs:
Variable interest entity notes	—	378	925	1,303	1,264

Total liabilities	$—	$1,479	$1,735	$3,214	$4,444

Financial Guarantees:
Gross liability (recoverable)	$—	$—	$993	$993	$(43)
Ceded	—	—	65	65	35

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 7: Fair Value of Financial Instruments (continued)
The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the years ended December 31, 2019 and 2018:
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2019

In millions	Balance, Beginning of Year	Realized Gains / (Losses)	Unrealized Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2019
Assets:
Commercial mortgage-backed	$7	$—	$—	$—	$—	$—	$—	$(4)	$—	$—	$(3)	$—	$—
Other asset-backed	3	(1)	—	(1)	—	—	—	—	—	—	—	1	—
Assets of consolidated VIEs:
Corporate obligations	5	—	—	—	—	—	—	(2)	—	—	(3)	—	—
Collateralized debt obligations	1	—	—	—	—	—	—	—	(1)	—	—	—	—
Loans receivable-residential	172	—	35	—	—	—	—	(23)	(48)	—	—	136	26
Loan repurchase commitments	418	—	68	—	—	—	—	—	—	—	—	486	68
Currency derivatives	17	—	(7)	—	(2)	—	—	—	—	—	—	8	(9)
Other	14	—	4	—	—	—	—	—	—	—	—	18	4

Total assets	$637	$(1)	$100	$(1)	$(2)	$—	$—	$(29)	$(49)	$—	$(6)	$649	$89

In millions	Balance, Beginning of Year	Realized (Gains) / Losses	Unrealized (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in Credit Risk in OCI	Foreign Exchange Recognized in OCI or Earnings	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of December 31, 2019
Liabilities:
Medium-term notes	$102	$—	$2	$6	$(2)	$—	$—	$—	$—	$—	$—	$108	$—
Credit derivatives	33	10	(25)	—	—	—	—	(11)	—	—	—	7	(25)
Other derivatives	7	—	27	—	—	—	—	—	—	—	—	34	27
Other payable	5	—	2	—	—	—	—	(3)	—	—	—	4	2
Liabilities of consolidated VIEs:
VIE notes	366	24	18	11	3	—	10	(25)	(60)	—	—	347	21

Total liabilities	$513	$34	$24	$17	$1	$—	$10	$(39)	$(60)	$—	$—	$500	$25

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

(1)—
Transferred in and out at the end of the period.
For the years ended December 31, 2019 and 2018, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.
For the year ended December 31, 2019, there were no transfers into Level 3 and out of Level 2. CMBS and corporate obligations comprised the majority of the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers into or out of Level 1.
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
Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the years ended December 31, 2019, 2018 and 2017 are reported on the Company’s consolidated statements of operations as follows:

				Change in Unrealized Gains (Losses)
				for the Period Included in Earnings
	Total Gains (Losses)			for Assets and Liabilities still held as
In millions	Included in Earnings			of December 31,
	2019	2018	2017	2019	2018	2017
Revenues:
Unrealized gains (losses) on insured derivatives	$25	$30	$1	$25	$30	$(1)
Realized gains (losses) and other settlements on insured derivatives	(10)	(56)	(51)	—	—	—
Net gains (losses) on financial instruments at fair value and foreign exchange	(26)	17	(32)	(27)	8	(32)
Net investment losses related to other-than-temporary impairments	(1)	—	—	—	—	—
Other net realized gains (losses)	(2)	(1)	—	(2)	(1)	—
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	53	25	131	68	17	131

Total	$39	$15	$49	$64	$54	$98

Fair Value Option
The Company elected to record at fair value certain financial instruments that are consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.
The following table presents the gains and (losses) included in the Company’s consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 for financial instruments for which the fair value option was elected:

	Years Ended December 31,
In millions	2019	2018	2017
Investments carried at fair value (1)	$15	$(11)	$8
Fixed-maturity securities held at fair value-VIE (2)	95	(25)	(22)
Loans receivable and other instruments at fair value:
Residential mortgage loans (2)	35	(100)	(158)
Corporate loans and other instruments (2)	—	11	52
Loan repurchase commitments (2)	68	12	3
Other assets-VIE (2)	4	—	(3)
Medium-term notes (1)	1	19	(14)
Other liabilities (3)	(2)	(2)	—
Variable interest entity notes (2)	(89)	118	230

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 7: Fair Value of Financial Instruments (continued)
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2019 and 2018 for loans and notes for which the fair value option was elected:

	As of December 31, 2019			As of December 31, 2018
	Contractual			Contractual
	Outstanding	Fair		Outstanding	Fair
In millions	Principal	Value	Difference	Principal	Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$107	$107	$—	$168	$164	$4
Residential mortgage loans (90 days or more past due)	154	29	125	153	8	145

Total loans receivable and other instruments at fair value	$261	$136	$125	$321	$172	$149
Variable interest entity notes	$1,126	$403	$723	$1,295	$480	$815
Medium-term notes	$112	$108	$4	$114	$102	$12

The

difference
s
between the contractual outstanding principal and the fair values on loans receivable, VIE notes and MTNs, in the preceding table, are primarily attributable to credit risk. This is due to the high rate of defaults on loans (90 days or more past due), the collateral supporting the VIE notes and the nonperformance risk of the Company on its MTNs, which resulted in depressed pricing of the financial instruments.
Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option
As of December 31, 2019 and 2018, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were losses of $107 million and $110 million, respectively, reported in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the years ended December 31, 2019 and 2018, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $28 million and $97 million, respectively.
Note 8: Investments
Investments, excluding those elected under the fair value option, include debt and equity securities classified as either AFS or HTM.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 8: Investments (continued)

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and OTTI for AFS and HTM investments in the Company’s consolidated investment portfolio as of December 31, 2019 and 2018:

	December 31, 2019
		Gross	Gross		Other-Than-
	Amortized	Unrealized	Unrealized	Fair	Temporary
In millions	Cost	Gains	Losses	Value	Impairments (1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$838	$46	$(2)	$882	$—
State and municipal bonds	178	22	—	200	—
Foreign governments	8	1	—	9	—
Corporate obligations	1,140	52	(1)	1,191	—
Mortgage-backed securities:
Residential mortgage-backed agency	317	3	—	320	—
Residential mortgage-backed non-agency	23	1	(5)	19	—
Commercial mortgage-backed	20	—	—	20	—
Asset-backed securities:
Collateralized debt obligations	139	—	(2)	137	—
Other asset-backed	321	1	(1)	321	—

Total AFS investments	$2,984	$126	$(11)	$3,099	$—

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$890	$2	$—	$892	$—

Total HTM investments	$890	$2	$—	$892	$—

(1)—Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit
component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 8: Investments (continued)

	December 31, 2018
		Gross	Gross		Other-Than-
	Amortized	Unrealized	Unrealized	Fair	Temporary
In millions	Cost	Gains	Losses	Value	Impairments (1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$1,093	$26	$(10)	$1,109	$—
State and municipal bonds	641	97	(11)	727	42
Foreign governments	9	—	—	9	—
Corporate obligations	1,473	6	(131)	1,348	(68)
Mortgage-backed securities:
Residential mortgage-backed agency	218	1	(5)	214	—
Residential mortgage-backed non-agency	30	1	(4)	27	—
Commercial mortgage-backed	53	—	(2)	51	—
Asset-backed securities:
Collateralized debt obligations	122	—	(3)	119	—
Other asset-backed	178	—	(1)	177	—

Total AFS investments	$3,817	$131	$(167)	$3,781	$(26)

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$890	$35	$—	$925	$—

Total HTM investments	$890	$35	$—	$925	$—

(1)—
Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit
component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.
The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost and fair value as of December 31, 2019. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
	Amortized	Fair	Amortized	Fair
In millions	Cost	Value	Cost	Value
Due in one year or less	$570	$571	$—	$—
Due after one year through five years	472	480	—	—
Due after five years through ten years	391	411	—	—
Due after ten years	731	820	890	892
Mortgage-backed and asset-backed	820	817	—	—

Total fixed-maturity investments	$2,984	$3,099	$890	$892

Deposited and Pledged Securities
The fair value of securities on deposit with various regulatory authorities as of December 31, 2019 and 2018 was $11 million. These deposits are required to comply with state insurance laws.
Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 8: Investments (continued)
Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of December 31, 2019 and 2018, the fair value of securities pledged as collateral for these investment agreements approximated $313 million and $314 million, respectively. The Company’s collateral as of December 31, 2019 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks.
Refer to “Note
9
: Derivative Instruments” for information about securities posted to derivative counterparties.
Impaired Investments
The following tables present the gross unrealized losses related to AFS and HTM investments as of December 31, 2019 and 2018:

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$148	$(1)	$79	$(1)	$227	$(2)
State and municipal bonds	11	—	15	—	26	—
Corporate obligations	53	(1)	10	—	63	(1)
Mortgage-backed securities:
Residential mortgage-backed agency	62	—	7	—	69	—
Residential mortgage-backed non-agency	—	—	11	(5)	11	(5)
Commercial mortgage-backed	5	—	—	—	5	—
Asset-backed securities:
Collateralized debt obligations	44	—	77	(2)	121	(2)
Other asset-backed	48	(1)	7	—	55	(1)

Total AFS investments	$371	$(3)	$206	$(8)	$577	$(11)

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$231	$(1)	$278	$(9)	$509	$(10)
State and municipal bonds	60	(1)	135	(10)	195	(11)
Foreign governments	5	—	2	—	7	—
Corporate obligations	900	(41)	335	(90)	1,235	(131)
Mortgage-backed securities:
Residential mortgage-backed agency	29	(1)	118	(4)	147	(5)
Residential mortgage-backed non-agency	2	—	13	(4)	15	(4)
Commercial mortgage-backed	24	—	21	(2)	45	(2)
Asset-backed securities:
Collateralized debt obligations	98	(3)	7	—	105	(3)
Other asset-backed	127	—	35	(1)	162	(1)

Total AFS investments	$1,476	$(47)	$944	$(120)	$2,420	$(167)

Gross unrealized losses on AFS investments decreased as of December 31, 2019 compared with December 31, 2018 primarily due to lower interest rates and tightening credit spreads.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 8: Investments (continued)
With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of December 31, 2019 and 2018 was 10 and 11 years, respectively. As of December 31, 2019 and 2018, there were 63 and 182 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 16 and 64 securities, respectively, were below book value by more than 5%.
The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of December 31, 2019:

	AFS Securities
Percentage of Fair Value	Number of	Book Value	Fair Value
Below Book Value	Securities	(in millions)	(in millions)
> 5% to 15%	11	$17	$16
> 15% to 25%	1	—	—
> 25% to 50%	2	14	9
> 50%	2	—	—

Total	16	$31	$25

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of December 31, 2019 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.
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
During 2017
, certain municipal bonds had liquidity concerns, recent credit downgrades and other adverse financial conditions. As a result, the Company placed these bonds on a non-accrual
basis and recognized an OTTI loss for the difference between its amortized cost and fair value. This OTTI loss was included in “Investment losses related to other-than-temporary impairments” on the Company’s consolidated statement of operations
.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 8: Investments (continued)
The following table provides information about securities held by the Company as of December 31, 2019 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

	Fair	Unrealized	Insurance Loss
In millions	Value	Loss	Reserve (2)
Mortgage-backed:
MBIA (1)	$11	$(5)	$18

(1)—Includes investments insured by MBIA Corp. and National.
(2)—Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.
Credit Loss Rollforward
The portion of certain OTTI losses on fixed-maturity securities that does not represent credit losses is recognized in AOCI. For these impairments, the net amount recognized in earnings represents the difference between the amortized cost of the security and the net present value of its projected future discounted cash flows prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the OTTI losses was recognized in AOCI, and the corresponding changes in such amounts. The additional credit loss impairments on securities previously impaired for the years ended December 31, 2018 and 2017, primarily related to a corporate obligation that incurred liquidity concerns, ongoing credit risk and other adverse financial conditions.

In 2019, due to the Company’s intent to sell, this security was impaired to fair value with any incremental impairment recorded as a credit loss impairment in earnings, as well as a reduction of inception-to-date
recognized credit loss impairments. Also, during 2017
, the credit loss impairment on securities not previously impaired related to municipal bonds that were impaired to their recovery value which were further impaired to their fair value, resulting in reductions of such credit loss impairment in the same year.

In millions	Years Ended December 31,
Credit Losses Recognized in Earnings Related to OTTI	2019	2018	2017
Beginning balance	$37	$32	$29
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	—	11
Additions for credit loss impairments recognized in the current period on securities previously impaired	67	5	5
Reductions for credit loss impairments previously recognized on securities sold during the period	—	—	(2)
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period	(104)	—	(11)

Ending balance	$—	$37	$32

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 8: Investments (continued)

Sales of
Available-for-Sale
Investments
Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Years Ended December 31,
In millions	2019	2018	2017
Proceeds from sales	$2,195	$2,117	$2,256
Gross realized gains	$103	$6	$40
Gross realized losses	$(4)	$(19)	$(22)
Equity Investments
Unrealized gains and losses recognized on equity investments held as of the end of each period for the years ended December 31, 2019 and 2018 are as follows:

	Year s Ended December 31,
In millions	2019	2018
Net gains and (losses) recognized during the period on equity securities	$11	$(4)
Less:
Net gains and (losses) recognized during the period on equity securities sold during the period	1	1

Unrealized gains and (losses) recognized during the period on equity securities still held at the reporting date	$10	$(5)

Note 9: Derivative Instruments
U.S. Public Finance Insurance
The Company’s derivative exposure within its U.S. public finance insurance operations primarily consists of insured interest rate and inflation-linked swaps related to insured U.S. public finance debt issues. These derivatives do not qualify for the financial guarantee scope exception and are accounted for as derivative instruments.

Changes in the fair values of the Company’s insured derivatives within its U.S. Public Finance segment are included in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.
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

Changes in the fair values of the Company’s derivatives within its Corporate segment are included in “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

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

Changes in the fair values of the Company’s insured derivatives within its International and Structured Finance segment are included in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.
The Company has also entered into a derivative contract in connection with the commutation of certain insurance exposure, which occurred in
2014.
Changes in the fair value of this
non-insured
derivative are included in “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.
Variable Interest Entities
A VIE consolidated by the Company is party to a cross currency swap, which was entered into to manage the variability in cash flows resulting from fluctuations in foreign currency rates. Changes in the fair value of the VIE derivative are included in “Net gains (losses) on financial instruments at fair value and foreign exchange-VIE”
on the Company’s consolidated statements of operations.
Credit Derivatives Sold
The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of December 31, 2019 and 2018. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s

Investor Services (“Moody’s”), Standard & Poor’s Financial Services, LLC (“S&P”) or MBIA.

$ in millions	As of December 31, 2019
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	1.0 Years	$—	$—	$—	$—	$32	$32	$(7)
Insured swaps	14.6 Years	—	66	1,284	445	—	1,795	(2)

Total notional		$—	$66	$1,284	$445	$32	$1,827

Total fair value		$—	$—	$(1)	$(1)	$(7)		$(9)

$ in millions	As of December 31, 2018
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	1.0 Years	$—	$—	$—	$—	$70	$70	$(33)
Insured swaps	15.7 Years	—	74	1,463	896	—	2,433	(2)

Total notional		$—	$74	$1,463	$896	$70	$2,503

Total fair value		$—	$—	$(1)	$(1)	$(33)		$(35)

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
Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of December 31, 2019 and 2018, the Company did not hold or post cash collateral to derivative counterparties.
As of December 31, 2019 and 2018, the Company had securities with a fair value of $181 million and $205 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale,
at fair value” on the Company’s consolidated balance sheets.
As of December 31, 2019 and 2018, the fair value on one Credit Support Annex (“CSA”) was
 $1 million and
$2 million
, respec
t
ively
. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral.
As of December 31, 2019, the counterparty was rated Aa3 by Moody’s and A+ by S&P. As of December 31, 2018, the counterparty was rated A1 by Moody’s and A+ by S&P
.
Financial Statement Presentation
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 9: Derivative Instruments (continued)
The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of December 31, 2019:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
	Notional
	Amount		Fair		Fair
Derivative Instruments	Outstanding	Balance Sheet Location	Value	Balance Sheet Location	Value
Not designated as hedging instruments:
Insured credit default swaps	$32	Other assets	$—	Derivative liabilities	$(7)
Insured swaps	1,795	Other assets	—	Derivative liabilities	(2)
Interest rate swaps	441	Other assets	1	Derivative liabilities	(132)
Interest rate swaps-embedded	232	Medium-term notes	—	Medium-term notes	(15)
Currency swaps-VIE	58	Other assets-VIE	8	Derivative liabilities-VIE	—
All other	49	Other assets	—	Derivative liabilities	(34)

Total non-designated derivatives	$2,607		$9		$(190)

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
The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of December 31, 2018:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
	Notional
	Amount		Fair		Fair
Derivative Instruments	Outstanding	Balance Sheet Location	Value	Balance Sheet Location	Value
Not designated as hedging instruments:
Insured credit default swaps	$70	Other assets	$—	Derivative liabilities	$(33)
Insured swaps	2,433	Other assets	—	Derivative liabilities	(2)
Interest rate swaps	712	Other assets	2	Derivative liabilities	(157)
Interest rate swaps-embedded	293	Medium-term notes	—	Medium-term notes	(13)
Currency swaps-VIE	62	Other assets-VIE	16	Derivative liabilities-VIE	—
All other	49	Other assets	—	Derivative liabilities	(7)

Total non-designated derivatives	$3,619		$18		$(212)

(1)—In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 9: Derivative Instruments (continued)
The following table presents the effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017:

In millions
Derivatives Not Designated as Hedging		Years Ended December 31,
Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2019	2018	2017
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$25	$31	$—
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(10)	(56)	(51)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(66)	4	3
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(8)	(2)	(1)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(26)	(4)	(19)

Total		$(85)	$(27)	$(68)

Note 10: Debt
Long-Term Debt
The Company’s long-term debt consists of notes and debentures including accrued interest as follows:

	As of December 31,
In millions	2019	2018
6.400% Senior Notes due 2022 (1)	$115	$265
7.000% Debentures due 2025	46	46
7.150% Debentures due 2027	100	100
6.625% Debentures due 2028	141	141
5.700% Senior Notes due 2034 (2)	21	21
Surplus Notes due 2033 (3)	940	940
Accrued interest	877	751
Debt issuance costs	(12)	(15)

Total	$2,228	$2,249

(1)—Callable on or after August 15, 2006 at par.
(2)—Callable anytime at the greater of par or the present value of the remaining scheduled payments of principal and interest.
(3)—Contractual interest rate is based on three month LIBOR plus 11.26%.

During 2019, the Company redeemed $150 million principal amount of its 6.400% Senior Notes due 2022 at a cost of 100% of par value plus accrued interest. During 2018, National purchased the remaining
 $44
 million principal amount of MBIA Inc. 5.700% Senior Notes due 2034 and $10 million principal amount of MBIA Inc. 7.000% Debentures due 2025 that were previously repurchased by MBIA Inc. and had not been retired. As of December 31, 2019, National owned $308 million principal amount of the 5.700% Senior Notes due 2034 and $10 million principal amount of MBIA Inc. 7.000% Debentures due 2025, and MBIA Inc., through its corporate segment, owned $13 million of MBIA Corp. surplus notes. These amounts are eliminated on a consolidated basis.

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
The aggregate maturities of principal payments of long-term debt obligations in each of the next five years ending December 31, and thereafter, are as follows:

In millions	2020	2021	2022	2023	2024	Thereafter	Total
Corporate debt	$—	$—	$115	$—	$—	$308	$423
Surplus Notes due 2033	—	—	—	—	—	940	940

Total debt obligations due	$—	$—	$115	$—	$—	$1,248	$1,363

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
Investment agreements have been issued with fixed interest rates in U.S. dollars. As of December 31, 2019 and 2018, the annual
interest rates on these agreements ranged from 4.78% to 6.88% and the weighted average interest rate
s
were
5.86%
 and 5.83%, respectively
. Expected principal payments due under these investment agreements in each of the next five years ending December 31
,
and thereafter, based upon contractual maturity dates, are as follows:

In millions	Principal Amount
Maturity date:
2020	$36
2021	2
2022	2
2023	20
2024	26
Thereafter (through 2037)	262

Total expected principal payments (1)	$348
Less discount and other adjustments (2)	44

Total	$304

(1)—
Amounts reflect principal due at maturity for investment agreements issued at a discount.
(2)—
Discount is net of carrying amount adjustment of $3 million and accrued interest adjustment of $5 million.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
:
Debt (continued)

Medium-Term Notes
MTNs are denominated in U.S. dollars or
non-U
SD
 currencies and accrue interest based on fixed or floating interest rates. Certain MTNs are measured at fair value in accordance with the accounting guidance
 i
n
 ASC Topic 815, Derivatives and Hedging
. As of December 31, 2019
and
2018
,
the interest rates of the MTNs ranged from 0% to 6.00%
and the weighted average interest rates were 3.07% and 3.23%, respectively. Expected principal payments due under MTN obligations based on their contractual maturity dates are as follows:

In millions	Principal Amount
Maturity date:
2020	$—
2021	—
2022	57
2023	12
2024	113
Thereafter (through 2036)	705

Total expected principal payments (1)	$887
Less discount and other adjustments (2)	207

Total	$680

(1)—
Amounts reflect principal due at maturity for notes issued at a discount.
(2)—
Discount is net of carrying amount and market value adjustments of $43 million and accrued interest adjustment of $4 million.
Variable Interest Entity Notes
VIE notes are debt instruments that were issued primarily in U.S. dollars by consolidated VIEs within the Company’s international and structured finance insurance segment. These VIE notes consist of debt instruments issued by issuer-sponsored consolidated VIEs collateralized by assets held by those consolidated VIEs.
Holders of insured obligations of issuer-sponsored VIEs do not have recourse to the general assets of the Company. In the event of non-payment

of an obligation issued by a consolidated VIE, the Company is obligated to pay principal and interest, when due, on MBIA-insured obligations only. As of December 31, 2019 and 2018, the aggregate unpaid contractual principal of consolidated VIE notes was $2.3 billion and $2.6 billion, respectively. As of December 31, 2019 and 2018, the unpaid contractual principal of MBIA-insured consolidated VIE notes was $1.6 billion and $1.8 billion, respectively. See Note 7: Fair Value of Financial Instruments for information about the fair values of consolidated VIE notes. As of December 31, 2019, for VIE notes not accounted for at fair value, contractual interest rates ranged from 3.71% to 12.00% and the weighted average interest rate was 5.57%. As of December 31, 2018, for VIE notes not accounted for at fair value, contractual interest rates ranged from 2.81% to 14.00% and the weighted average interest rate was 6.91%.
In connection with the Refinanced Facility, original notes issued by MZ Funding in January of 2017 (the “Original MZ Funding Notes”) were redeemed or amended, as applicable, and the Senior Lenders purchased new senior notes issued by MZ Funding (the “Insured Senior Notes”) with an aggregate principal amount of

$
278

million. In addition, MBIA Inc. received amended subordinated notes issued by MZ Funding (and together with the Insured Senior Notes, the “New MZ Funding Notes”) with an aggregate principal amou nt of
$54
million. As of December 31, 2019 and 2018, the consolidated outstanding amount of the Refinanced Facility and the Original MZ Funding Notes were
$246 million
and $
373
 million, respectively.
The New MZ Funding Notes mature
on
January 20, 2022
and bear interest at
12
%
per annum. The Refinanced Facility is s
ecured by a first priority security interest in all of MBIA Corp.’s right, title and interest in the recovery of its claims from the assets of Zohar I and Zohar II which include, among other things, loans made to, and equity interests in, certain portfolio companies purportedly controlled by the Zohar Sponsor and claims that may exist against the Zohar Sponsor. If funds received from MBIA Corp. under the Refinanced Facility are insufficient to pay interest on interest payment dates, MZ Funding may elect to pay interest in kind, which increases the outstanding principal amount.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 10
:
Debt (continued)

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
The following table provides the expected principal payments due under MBIA-insured consolidated VIE notes as of December 31, 2019. For RMBS consolidated VIEs, principal amounts are based on the expected maturity dates and for all other consolidated VIEs, principal amounts are based on the contractual maturity dates.

In millions	Insured Principal Amount
Maturity date:
2020	$59
2021	64
2022	291
2023	12
2024	12
Thereafter (through 2052 )	1,174

Total	$1,612

Note 11: Income Taxes
Income (loss) from operations before provision (benefit) for income taxes consisted of:

	Years Ended December 31,
In millions	2019	2018	2017
Domestic	$(357)	$(287)	$(638)
Foreign	—	(9)	(23)

Income (loss) before income taxes	$(357)	$(296)	$(661)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 11: Income Taxes (continued)
The Company files a consolidated tax return that includes all of its U.S. subsidiaries and foreign branches. The Company also files tax returns in Spain, Mexico, and various state and local jurisdictions. Income tax expense (benefit) on income (loss) and shareholders’ equity consisted of:

	Years Ended December 31,
In millions	2019	2018	2017
Current taxes:
Federal	$—	$—	$4
State	2	1	—
Deferred taxes:
Federal	—	(1)	945
Foreign	—	—	(5)

Provision (benefit) for income taxes	2	—	944

Income taxes charged (credited) to shareholders’ equity related to:
Change in unrealized gains (losses) on AFS securities	—	5	(1)
Change in AFS securities with OTTI	—	—	1
Change in foreign currency translation	—	—	21

Total income taxes charged (credited) to shareholders’ equity	—	5	21

Total effect of income taxes	$2	$5	$965

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate for the years ended December 31, 2019, 2018 and 2017 is presented in the following table:

	Years Ended December 31,
	2019	2018	2017
Federal income tax computed at the statutory rate	21.0%	21.0%	35.0%
Increase (reduction) in taxes resulting from:
Tax Reform/Change in Tax Rate	0.0%	0.0%	(71.4)%
Mark-to-market on warrants	0.0%	(0.7)%	1.4%
Change in valuation allowance	(20.7)%	(20.9)%	(116.9)%
State income tax, net of federal benefit	(0.4)%	0.0%	0.0%
Deferred inventory adjustments	0.0%	(1.0)%	0.8%
Foreign Taxes	0.0%	0.0%	8.2%
Other	(0.5)%	1.6%	0.1%

Effective tax rate	(0.6)%	0.0%	(142.8)%

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 11: Income Taxes (continued)
The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2019 and 2018 are presented in the following table:

	As of
In millions	December 31, 2019	December 31, 2018
Deferred tax liabilities:
Unearned premium revenue	$54	$59
Deferred acquisition costs	13	16
Partnership basis difference	—	3
Net deferred taxes on VIEs	51	55
Other	4	—
Total gross deferred tax liabilities	122	133
Deferred tax assets:
Compensation and employee benefits	8	7
Accrued interest	185	158
Partnership basis difference	10	—
Loss and loss adjustment expense reserves	101	135
Net operating loss	590	512
Foreign tax credits	61	62
Other-than-temporary impairments	2	22
Net unrealized losses on insured derivatives	9	8
Net losses on financial instruments at fair value and foreign exchange	21	30
Net unrealized losses in accumulated other comprehensive income	—	32
Other	8	1
Total gross deferred tax assets	995	967
Valuation allowance	873	834
Net deferred tax asset	$—	$—

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax
income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $873 million and $834 million as of December 31, 2019 and 2018, respectively. The Company will continue to analyze the valuation allowance on a quarterly basis.

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
Treatment of Undistributed Earnings of Certain Foreign Subsidiaries—“Accounting for Income Taxes—Special Areas”
During 2017, the Company sold MBIA UK and reversed any deferred income taxes with respect to the differences in the book and tax basis in the Company’s carrying value of MBIA UK. The Company’s amount of undistributed earnings of certain foreign subsidiaries was not material as of December 31, 2019.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 11: Income Taxes (continued)
Accounting for Uncertainty in Income Taxes
The Company’s policy is to record and disclose any change in UTB and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of December 31, 2019 and 2018, the Company had no UTB.
Federal income tax returns through 2011 have been examined or surveyed. As of December 31, 2019, the Company’s NOL is approximately $2.8 billion.
NOLs generated prior to tax reform and property and casualty NOLs generated after tax reform will expire between tax years 2032 through 2039. As of December 31, 2019, the Company has a foreign tax credit carryforward
of $
61
 million, which will expire between tax years 2020 through 2029. As of December 31, 2019, the Company has an alternative minimum tax (“AMT”) credit of $
13
 million. As a result of tax reform, AMT credits are fully refundable no later than 2022.
The AMT credit refundable to the Company is included in “Other assets” of the Company’s consolidated balance sheet.
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
ASU 2019—12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
The Company elected to early adopt ASU
2019-12
as of January 1, 2019 (for the reporting period ending December 31, 2019). ASU
2019-12
removes the intraperiod tax allocation principle that allocates total tax expense or benefit to components of the income statement and other comprehensive income. Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for the impact of this adoption and the revised quarterly financial information and for further information on this update.
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

Segments Results
The following tables provide the Company’s segment results for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019
	U.S.		International
	Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$139	$27	$34	$—		$200
Net change in fair value of insured derivatives	—	—	15	—		15
Net gains (losses) on financial instruments at fair value and foreign exchange	139	(54)	(33)	—		52
Net investment losses related to other-than-temporary impairments	(67)	—	—	—		(67)
Net gains (losses) on extinguishment of debt	—	(1)	—	—		(1)
Other net realized gains (losses)	2	(2)	4	—		4
Revenues of consolidated VIEs	21	1	55	—		77
Inter-segment revenues (2)	28	62	21	(111)		—

Total revenues	262	33	96	(111)		280
Losses and loss adjustment	53	—	189	—		242
Operating	13	69	21	—		103
Interest	—	73	128	—		201
Expenses of consolidated VIEs	—	—	91	—		91
Inter-segment expenses (2)	52	23	36	(111)		—

Total expenses	118	165	465	(111)		637

Income (loss) before income taxes	$144	$(132)	$(369)	$—		$(357)

Identifiable assets	$4,019	$1,041	$4,504	$(2,280	) (3)	$7,284

(1)—
Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2)—
Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3)—
Consists primarily of intercompany reinsurance balances and repurchase agreements.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 12: Business
Segments (continued)

	Year Ended December 31, 2018
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues (1)	$178	$31	$108	$—		$317
Net change in fair value of insured derivatives	—	—	(25)	—		(25)
Net gains (losses) on financial instruments at fair value and foreign exchange	(20)	22	(19)	—		(17)
Net investment losses related to other-than-temporary impairments	(5)	—	—	—		(5)
Net gains (losses) on extinguishment of debt	—	3	—	—		3
Other net realized gains (losses)	—	(2)	2	—		—
Revenues of consolidated VIEs	—	—	(111)	—		(111)
Inter-segment revenues (2)	29	45	24	(98)		—

Total revenues	182	99	(21)	(98)		162
Losses and loss adjustment	91	—	(28)	—		63
Operating	18	47	26	—		91
Interest	—	78	128	—		206
Expenses of consolidated VIEs	—	—	98	—		98
Inter-segment expenses (2)	44	20	33	(97)		—

Total expenses	153	145	257	(97)		458

Income (loss) before income taxes	$29	$(46)	$(278)	$(1)		$(296)

Identifiable assets	$4,203	$1,192	$4,773	$(2,061	) (3)	$8,107

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 12: Business
Segments (continued)

	Year Ended December 31, 2017
	U.S.		International
	Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations	Consolidated
Revenues (1)	$262	$30	$78	$—	$370
Net change in fair value of insured derivatives	—	—	(51)	—	(51)
Net gains (losses) on financial instruments at fair value and foreign exchange	25	(32)	(17)	—	(24)
Net investment losses related to other-than-temporary impairments	(106)	—	—	—	(106)
Net gains (losses) on extinguishment of debt	—	28	—	—	28
Other net realized gains (losses)	(4)	(4)	39	—	31
Revenues of consolidated VIEs	—	—	185	—	185
Inter-segment revenues (2)	23	60	44	(127)	—

Total revenues	200	82	278	(127)	433
Losses and loss adjustment	499	—	184	—	683
Operating	36	59	34	—	129
Interest	—	81	116	—	197
Expenses of consolidated VIEs	—	—	85	—	85
Inter-segment expenses (2)	72	11	47	(130)	—

Total expenses	607	151	466	(130)	1,094

Income (loss) before income taxes	$(407)	$(69)	$(188)	$3	$(661)

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
Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
In millions	2019	201 8	201 7
Total premiums earned:
United States	$63	$94	$169
Other Americas	17	68	25
Other	5	—	8

Total	$85	$162	$202

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
Note 13
:
Insurance in Force
(
continued
)
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
As of December 31, 2019, insurance in force, which represents principal and interest or other amounts owing on insured obligations, had an expected maturity through 2058. The distribution of MBIA Corp.’s and National’s combined insurance in force by geographic location, excluding financial obligations guaranteed by MBIA Corp. on behalf of affiliated companies, is presented in the following table:

	As of December 31,
$ in billions	2019		2018
		% of		% of
	Insurance	Insurance	Insurance	Insurance
Geographic Location	in Force	in Force	in Force	in Force
California	$22.4	20.9%	$25.9	20.2%
Illinois	10.2	9.5%	11.1	8.7%
New Jersey	6.0	5.6%	6.8	5.3%
New York	4.7	4.4%	5.9	4.6%
Hawaii	4.2	3.9%	4.3	3.4%
Texas	4.0	3.7%	4.3	3.4%
Virginia	3.6	3.3%	3.7	2.9%
Puerto Rico	3.3	3.1%	7.9	6.2%
Oregon	2.9	2.7%	3.2	2.5%
Colorado	2.8	2.6%	3.0	2.4%

Subtotal	64.1	59.7%	76.1	59.5%
Nationally Diversified	11.8	11.0%	13.5	10.5%
Other states	23.5	21.8%	29.2	22.8%

Total United States	99.4	92.5%	118.8	92.8%

Internationally Diversified	0.3	0.3%	0.4	0.3%
Country specific	7.8	7.2%	8.9	6.9%

Total non-United States	8.1	7.5%	9.3	7.2%

Total	$107.5	100.0%	$128.1	100.0%

1
35

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 13:
Insurance in Force
(continued)
The insurance in force and insured gross par outstanding by type of bond, excluding financial obligations guaranteed by MBIA Corp. on behalf of affiliated companies, are pres
e
nted in the following table:

	As of December 31,
$ in billions	2019		2018
	Insurance	Gross Par	Insurance	Gross Par
Bond type	in Force	Amount	in Force	Amount
Global public finance—United States:
General obligation (1)	$29.1	$14.3	$34.2	$17.3
General obligation—lease	3.1	2.3	4.0	3.0
Municipal utilities	12.0	8.1	14.2	9.5
Tax-backed	17.7	9.2	24.0	11.2
Transportation	10.6	3.9	12.0	4.8
Higher education	2.2	1.5	2.5	1.7
Health care	1.4	1.0	1.7	1.2
Military housing	15.2	7.1	15.8	7.2
Investor-owned utilities (2)	1.4	0.9	2.0	1.3
Municipal housing	0.2	0.1	0.3	0.2
Other (3)	0.8	0.5	0.9	0.5

Total United States	93.7	48.9	111.6	57.9

Global public finance— non-United States:
International utilities	1.1	1.0	1.4	1.2

Sovereign-related and sub-sovereign (4)	3.0	2.3	3.5	2.5
Transportation	2.7	2.3	3.0	2.5
Other (5)	0.2	0.1	0.1	0.1

Total non-United States	7.0	5.7	8.0	6.3

Total global public finance	100.7	54.6	119.6	64.2

Global structured finance:
Collateralized debt obligations (6)	0.4	0.3	0.5	0.4
Mortgage-backed residential	2.5	1.8	3.4	2.5
Mortgage-backed commercial	0.5	0.2	0.6	0.3
Consumer asset-backed	0.4	0.3	0.5	0.4
Corporate asset-backed (7)	3.0	1.7	3.5	2.0

Total global structured finance	6.8	4.3	8.5	5.6

Total	$107.5	$58.9	$128.1	$69.8

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
(7)—As of December 31, 2019, includes structured insurance securitizations of $2.1 billion and $1.0 billion of insurance in force and gross par amount, respectively. As of December 31, 2018, includes structured insurance securitizations of $2.2 billion and $1.0 billion of insurance in force and gross par amount, respectively.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 13: Insurance in Force (continued)
Affiliated Financial Obligations Insured by MBIA Corp.
Investment agreement contracts and MTNs issued by the Company’s corporate segment and the
Refinance
d
Facility issued by the Company’s international and structured finance insurance segment are insured by MBIA Corp. and are not included in the previous tables. If MBIA Inc. or these subsidiaries were to have insufficient assets to pay amounts due, MBIA Corp. would be obligated to make such payments under its insurance policies. As of December 31, 2019, the maximum amount of future payments that MBIA Corp. could be required to make under these guarantees is $1.8 billion. These guarantees, which mature through 2037, were entered into on an arm’s length basis. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover amounts paid under the guarantee.
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
The aggregate amount of insurance in force ceded by MBIA to reinsurers was $3.5 billion and $4.2 billion as of December 31, 2019 and 2018, respectively.
As of December 31, 2019, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $1.8 billion compared with $2.2 billion as of December 31, 2018. As of December 31, 2019, $1.3 billion of the ceded par outstanding was ceded from the Company’s U.S. public finance insurance segment and $430 million was ceded from the Company’s international and structured finance insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. The following table presents information about the Company’s reinsurance agreements as of December 31, 2019 for its U.S. public finance and international and structured finance insurance operations.

In millions
	Standard &			Letters of	Reinsurance
	Poor’s Rating	Moody’s Rating	Ceded Par	Credit/Trust	Recoverable/
Reinsurers	(Status)	(Status)	Outstanding	Accounts	(Payable) (1)
Assured Guaranty Re Ltd.	AA (Stable Outlook)	WR (2)	$725	$29	$4
Assured Guaranty Corp.	AA (Stable Outlook)	A3 (Stable Outlook)	756	—	(4)
Overseas Private Investment Corporation	AA+ (Stable Outlook)	Aaa (Stable Outlook)	220	—	—
Others	A- or above	WR or above (2)	60	3	—

Total			$1,761	$32	$—

(1)—Total reinsurance recoverable/(payable) is primarily related to recoverables on unpaid losses net of (payables) on salvage received.
(2)—Represents a withdrawal of ratings.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 14: Insurance Regulations and Dividends
National and MBIA Insurance Corporation are subject to insurance regulations and supervision of the State of New York (their state of domicile) and all U.S. and
non-U.S.
jurisdictions in which they are licensed to conduct insurance business. In order to maintain their New York State financial guarantee insurance license, National and MBIA Insurance Corporation are required to maintain a minimum of $
65
 million of policyholders’ surplus. MBIA Mexico is regulated by the Comisión Nacional de Seguros y Fianzas in Mexico. MBIA Corp.’s Spanish Branch is subject to local regulation in Spain. The extent of insurance regulation and supervision varies by jurisdiction, but New York and most other jurisdictions have laws and regulations prescribing minimum standards of solvency and business conduct, which must be maintained by insurance companies. Among other things, these laws prescribe permitted classes and concentrations of investments and limit both the aggregate and individual securities risks that National and MBIA Insurance Corporation may insure on a net basis based on the type of obligations insured. In addition, some insurance laws and regulations require the approval or filing of policy forms and rates. National and MBIA Insurance Corporation are required to file detailed annual financial statements with the NYSDFS. The operations and accounts of National and MBIA Insurance Corporation are subject to examination by regulatory agencies at regular intervals.
Statutory Capital and Regulations
National
For the years ended December 31, 2019 and 2018, National had statutory net income
of $39 million and
a statutory net loss of
$27 million, respectively.

As

of

December 31, 2019, National’s statutory capital was $2.4 billion, consisting of policyholders’ surplus of $1.9 billion and contingency reserves of $485 million. As of December 31, 2018, National had statutory capital of $2.5 billion.
MBIA Insurance Corporation
For the years ended December 31, 2019 and 2018, MBIA Insurance Corporation had a statutory net loss of $141 million and statutory net income of $134 million, respectively.
As of December 31, 2019, MBIA Insurance Corporation’s statutory capital was $476 million, consisting of policyholders’ surplus of $282 million and contingency reserve of $194 million. As of December 31, 2018, MBIA Insurance Corporation had statutory capital of $555 million.

MBIA Insurance Corporation’s policyholders’ surplus as of December 31, 2019 and 2018 included negative unassigned surplus of $
1.7
 billion
.
MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred.
As of December 31, 2019, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If new overages occur with respect to its single risk limits, MBIA Insurance Corporation will report them to the NYSDFS.

Under NYIL, MBIA Insurance Corporation is required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves, and 50% of its loss reserves and unearned premium reserves, in certain qualifying assets. As of December 31, 2019, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. Not having enough qualifying assets to support its contingency reserves limits the amount of earned surplus that might otherwise be available for the payment of dividends. Reductions in the contingency reserve may be recognized based on excess reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. If MBIA Insurance Corporation does not comply with the above mentioned requirements, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.

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
In 2019 and 2018, National declared and paid dividends of $134 million and $108 million, respectively, to its ultimate parent, MBIA Inc.
In 2019, MBIA Insurance Corporation did not declare or pay any dividends to MBIA Inc. or the holders of its preferred stock. MBIA Insurance Corporation is currently unable to pay dividends, including those related to its preferred stock, as a result of its earned surplus deficit as of December 31, 2019 and is not expected to have any statutory capacity to pay dividends in the near term. In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excess contingency reserves in previous periods, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS.
Note 15: Benefit Plans
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

Currently, the Company grants restricted stock.
Under the restricted stock component of the Omnibus Plan, certain employees are granted restricted shares of the Company’s common stock. These awards have a restriction period lasting between three to seven years depending on the type of award, after which time the awards fully vest. During the vesting period, these shares may not be sold. Restricted stock may be granted to all employees.
There were 1,807,058 shares available for future grants under the Omnibus Plan as of December 31, 2019.
In
accordance with accounting guidance for share-based payments, the Company expenses the fair value of stock-based compensation. In addition, the guidance classifies share-based payment awards as either liability awards, which are remeasured at fair value at each balance sheet date, or equity awards, which are measured on the grant date and not subsequently remeasured. Generally, awards with cash-based settlement repurchase features or that are settled at a fixed dollar amount are classified as liability awards, and changes in fair value will be reported in earnings. Awards with net-settlement
features are classified as equity awards and changes in fair value are not reported in earnings. The Company’s long-term incentive plans include features which result in equity awards. In addition, the guidance requires the use of a forfeiture estimate. The Company uses historical employee termination information to estimate the forfeiture rate applied to current stock-based awards.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 15: Benefit Plans (continued)
The Company maintains voluntary retirement benefits, which provide certain benefits to eligible employees of the Company upon retirement. A description of these benefits is included in the Company’s proxy statement. One of the components of the retirement program for those employees that are retirement eligible is to continue to vest all performance-based restricted stock awards beyond the retirement date in accordance with the original vesting terms and to immediately vest all outstanding time-based restricted stock grants. The accounting guidance for share-based payment requires compensation costs for those employees to be recognized from the date of grant through the retirement eligible date. Accelerated expense, if any, relating to this retirement benefit for restricted stock awards has been included in the compensation expense amounts. Refer to the “Performance Based Awards” section below for additional information on compensation expense.
Restricted Stock
The fair value of the restricted shares awarded, net of cancellations, determined on the grant date was $8 million and $37 million for 2019 and 2018, respectively. The amount of unearned compensation, net of estimated forfeitures, was $30 million as of December 31, 2019, which is expected to be recognized as expense over a weighted average period of 2.9 years. Unearned compensation is amortized to expense over the appropriate vesting period.
Compensation expense related to the restricted shares, net of estimated forfeitures, was $12 million, $6 million and $10 million for the years ended December 31, 2019, 2018 and 2017, respectively. There was no tax charge related to the restricted share awards during 2019
,
 2018
and 2017
after consideration of the Company’s valuation allowance.
A summary of the Company’s restricted shares outstanding as of December 31, 2019, 2018 and 2017, and changes during the years ended on those dates, is presented in the following table:

	Restricted Share Activity
	2019		2018		2017
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at beginning of year	5,044,616	$9.7986	2,392,978	$9.6142	3,916,661	$9.3553
Granted	711,176	11.4185	3,668,801	9.9711	708,529	9.3740
Vested	(416,676)	9.0332	(267,163)	10.0705	(1,051,657)	9.9732
Forfeited	(192,288)	9.4917	(750,000)	9.9576	(1,180,555)	8.2912

Outstanding at end of year	5,146,828	$10.0958	5,044,616	$9.7986	2,392,978	$9.6142

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 15: Benefit Plans (continued)
Performance Based Awards
During
 2019,
2018 and 2017, the Company granted 221,213
,
 247,286
and 65,287
restricted shares to certain key employees which have a vesting schedule dependent on the achievement of certain stock price targets of the Company
, respectively.
During 2017, the Company granted 127,001
restricted shares to certain key employees which have a vesting schedule dependent on the achievement of certain internal performance conditions of the Company. The grants and corresponding compensation expense have been included in the above restricted stock disclosures. As permitted by the accounting guidance for share-based payments, the Company estimates the fair value of awards that contain market performance conditions at the date of grant using a binomial lattice model with a Monte Carlo simulation and recognizes compensation cost over the requisite service period. The binomial lattice model can better incorporate assumptions about a stock price path because the model can accommodate a large number of potential stock prices over the award’s term in comparison to the Black-Scholes model. The Company estimates the fair value of awards that contain internal performance conditions at the date of grant and recognizes compensation cost over the requisite service period if it is probable that the internal performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period and the final compensation cost associated with awards dependent on the achievement of certain internal performance conditions will reflect only those awards that ultimately vest. As of December 31, 2019 the awards granted in 2017 did not meet the stock price performance target or the internal performance conditions. The corresponding cancellation of shares and expense reversal, if applicable, has been included in the above restricted stock disclosures.
Pension, 401(k) and Deferred Compensation Plans
The Company maintains a qualified
non-contributory
defined contribution pension plan to which the Company contributes 10% of each eligible employee’s annual compensation. Annual compensation for determining such contributions consists of base salary and bonus, as applicable, up to a maximum of $2 million in 2019 and 2018. Pension benefits vest over the first five-year period of employment with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. The Company funds the annual pension contribution by the following February of each applicable year.
The Company also maintains a qualified 401(k) plan. The plan is a voluntary contributory plan that allows eligible employees to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute, through payroll deductions, up to 25% of eligible compensation. The Company matches employee contributions up to the first 5% of such compensation. The 401(k) matching contributions are made in the form of cash, whereby participants may direct the Company match to an investment of their choice. The 401(k) matching benefits vest over the first five-year period of employment with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability.
In addition to the above two plans, the Company maintains a
non-qualified
deferred compensation plan. Contributions to the above qualified plans that exceed limitations established by federal regulations are then contributed to the non-qualified
deferred compensation plan.
Expenses related to these plans for the years ended December 31, 2019, 2018 and 2017 were $4 million, $3 million, and $6 million, respectively.

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
Basic earnings per share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all warrants and unvested restricted stock outstanding during the period that could potentially result in the issuance of common stock. The dilution from warrants and unvested restricted stock are calculated by applying the two-class
method and using the treasury stock method. The treasury stock method assumes the proceeds from the exercise of warrants or the unrecognized compensation expense from unvested restricted stock will be used to purchase shares of the Company’s common stock at the average market price during the period. If the potentially dilutive securities disclosed in the table below are either exercised or vested, the transaction would be net share settled resulting in a significantly lower impact to the outstanding share balance in comparison to the total amount of the potentially dilutive securities. During periods of net loss, warrants and unvested restricted stock are excluded from the calculation because they would have an antidilutive affect. Therefore, in periods of net loss, the calculation of basic and diluted earnings per share would result in the same value.
In the second quarter of 2018, the holder of all of the outstanding MBIA Inc. warrants exercised its right to purchase shares of MBIA Inc. common stock. As of December 31, 2019, there were no warrants outstanding.
The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2019
,
2018
 and 2017:

	Years Ended December 31,
In millions except per share amounts	2019	2018	2017
Basic earnings per share:
Net income (loss) available to common shareholders	(359)	(296)	(1,605)
Basic weighted average shares (1)	81.0	89.0	118.9

Net income (loss) per basic common share	$(4.43)	$(3.33)	$(13.50)
Diluted earnings per share:
Net income (loss) available to common shareholders	(359)	(296)	(1,605)
Diluted weighted average shares	81.0	89.0	118.9

Net income (loss) per diluted common share	$(4.43)	$(3.33)	$(13.50)
Potentially dilutive securities excluded from the diluted EPS because of antidilutive affect	4.3	4.4	14.1

(1)
Includes 1.0 million, 0.8 million and 0.3 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the years ended December 31, 2019, 2018 and 2017, respectively.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 17: Common and Preferred Stock
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
On
November

3
, 2017, the Company’s Board of Directors approved a share repurchase authorization for the Company or National to repurchase up to $250 million of the Company’s outstanding common shares.
The following table provides information about the Company’s or National’s share repurchases for the years ended December 31, 2019, 2018 and 2017:

In millions, except per share amounts	2019	2018	2017
Number of shares repurchased	11.1	5.8	43.0
Average price paid per share	$9.12	$8.21	$7.55
Remaining authorization as of December 31	$101	$202	$250
Subsequent to December 31,
2019
through February
20
,
2020
, the Company repurchased 3.0 million common shares of MBIA Inc. at an average share price of $9.18
.
As of February
20
,
2020
, $74 million remained available under this new program.
Preferred Stock
As of December 31, 2019, MBIA Insurance Corporation had 2,759 shares of preferred stock issued and outstanding with a carrying value of $28 million, including 1,444 shares held by MBIA Inc. that were purchased at a weighted average price of $10,900 per share or 10.9% of face value and 1,315 shares held by unaffiliated investors. During 201
9
, MBIA Inc. did not repurchase any additional shares.

In accordance with MBIA’s fixed-rate election, the dividend rate on the preferred stock was determined using a fixed-rate equivalent of LIBOR plus 200 basis points. Each share of preferred stock has a par value of $1,000 with a liquidation preference of $100,000. The holders of the preferred stock are generally not entitled to any voting rights. Subject to certain requirements, the preferred stock may be redeemed, in whole or in part, at the option of MBIA Corp. at any time or from time to time for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon at the date of redemption for the then current dividend period and any previously accumulated dividends payable without interest on such unpaid dividends. As of December 31, 2019 and 2018, there were no dividends declared on the preferred stock. Payment of dividends on MBIA Corp.’s preferred stock is subject to the same restrictions that apply to dividends on common stock under NYIL.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 18: Accumulated Other Comprehensive Income
The following table presents the changes in the components of AOCI for the years ended December 31, 2019
, 2018 and
2017
:
	Unrealized		Instrument-Specific
	Gains (Losses)		Credit Risk of
	on AFS	Foreign Currency	Liabilities Measured
In millions	Securities, Net	Translation, Net	at Fair Value, Net	Total
Balance, January 1, 2017	$6	$(134)	$—	$(128)
Other comprehensive income (loss) before reclassifications	(24)	125	—	101 (1)
Amounts reclassified from AOCI	8	—	—	8

Net period other comprehensive income (loss)	(16)	125	—	109

Balance, December 31, 2017	$(10)	$(9)	$—	$(19)

ASU 2016-01 transition adjustment	(2)	—	(162)	(164)
ASU 2018-02 transition adjustment	(3)	—	—	(3)
Net period other comprehensive income (loss)	(24)	2	52	30

Balance, December 31, 2018	$(39)	$(7)	$(110)	$(156)

Other comprehensive income (loss) before reclassifications	139	—	(25)	114
Amounts reclassified from AOCI	12	—	28	40

Net period other comprehensive income (loss)	151	—	3	154

Balance, December 31, 2019	$112	$(7)	$(107)	$(2)

(1) Includes items included in the Company’s loss calculation to adjust the carrying value of MBIA UK to its fair value less costs to sell for the year ended December 31, 2016. The sale was completed in January of 2017 and as such, these amounts included in AOCI were reversed and included in the Sale Transaction
.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 18: Accumulated Other Comprehensive Income (continued)
The following table presents the details of the reclassifications from AOCI for the three years ended December 31, 2019
,
2018
 and 2017
:
	Amounts Reclassified from AOCI Years
In millions	Ended December 31,
Details about AOCI Components	2019	2018	2017	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gain (loss) on sale of securities	$14	$6	$3	Net gains (losses) on financial instruments at fair value and foreign exchange
OTTI	(25)	(5)	(7)	Net investment losses related to OTTI
Amortization on securities	(1)	(1)	(5)	Net investment income

	(12)	—	(9)	Income (loss) before income taxes
	—	—	(1)	Provision (benefit) for income taxes

	(12)	—	(8)	Net income (loss)
Instrument-specific credit risk of liabilities:
Settlement of liabilities	(28)	—	—	Net gains (losses) on financial instruments at fair value and foreign exchange

Total reclassifications for the period	$(40)	$—	$(8)	Net income (loss)

Note 19: Commitments and Contingencies
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
Trial of the case concluded on August 2, 2019. Post-trial briefs have been submitted, and the case is under submission.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 19: Commitments and Contingencies (continued)
Tilton v. MBIA Inc.,
No. 19-cv-09733-WHP (S.D.N.Y.)
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

On September 30, 2019, the parties’ agreed-upon stay expired. On October 21, 2019, the Company removed the case to the United States District Court for the Southern District.
Tilton et al. v. MBIA Inc. et al.,
Adversary Case No.
 19-50390
(KBO) (Bankr. Del.)
On October 1, 2019, Lynn Tilton and certain affiliated entities commenced an adversary proceeding in the Zohar Funds Bankruptcy Cases against MBIA Inc., MBIA Corp. and other Zohar Funds creditor seeking the equitable subordination of those creditors’ claims with respect to the Zohar Funds. Plaintiffs claim they are entitled to relief due to inequitable and unfair conduct by defendants.
National Public Finance Guarantee Corporation et al. v. UBS Financial Services, Inc. et al.,
Case
No. 19-422-LTS (D.P.R.),
(Swain
,
J.
),
removed from No. SJ2019CV07932 (Superior Court San Juan)
On August 8, 2019, National and MBIA Corp. filed suit in the Court of First Instance in San Juan, Puerto Rico against UBS Financial Services, Inc., UBS Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Merrill Lynch, Fenner & Smith Inc., RBC Capital Markets LLC, and Santander Securities LLC, bringing two claims under Puerto Rico law: doctrina de actos propios (the doctrine of one’s own acts) and unilateral declaration of will. These claims concern the insurance by National of bonds issued by the Commonwealth of Puerto Rico and its instrumentalities that were underwritten by these defendants. National alleges that when the defendants solicited bond insurance, they represented that they would investigate certain information they provided to National and that they had a reasonable basis to believe that information provided was true and complete. National further alleges that the defendants did not perform such investigations and that key information was untrue or incomplete. National seeks damages to be proven at trial. On September 9, 2019, Defendants removed National’s claims to federal court in the District of Puerto Rico. National filed its motion to remand the case on October 9, 2019. The court has not requested a hearing, and the motion is pending.
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
PRHTA Title III case, alleging that the Commonwealth and PRHTA are unlawfully diverting pledged special revenues from the payment of certain PRHTA bonds to the Commonwealth’s General Fund. On January 30, 2018, the court granted the Commonwealth defendants’ motion to dismiss the PRHTA-related adversary complaint. On February 9, 2018, plaintif
fs

filed their notice of appeal of the ruling of the motion to dismiss to the United States Court of Appeals for the First Circuit. On March 26, 2019, the First Circuit held that consensual prepetition liens on special revenues will remain in place after the filing of the bankruptcy petition, but agreed with the district court that the provision “does not mandate the turnover of special revenues or require continuity of payments of the PRHTA Bonds during the pendency of the Title III proceeding.” On September 20, 2019, Appellants filed a petition for a writ of certiorari requesting Supreme Court review of the First Circuit’s ruling. On January 13, 2020 the Supreme Court declined to grant certiorari.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 19: Commitments and Contingencies (continued)
Motion of Assured Guaranty Corp., Assured Guaranty Municipal Corp., Ambac Assurance Corporation and National Public Finance Guarantee Corporation for Relief from the Automatic Stay or, in the Alternative, for Adequate Protection,
Case No. 17 BK
3567-LTS
(D.P.R. January 16, 2020) (Swain, J.)
On January 16, 2020, National, Ambac and Assured (“Movants”) filed a renewed motion in the PRHTA Title III case for relief from the automatic stay or, in the alternative, adequate protection. The motion seeks leave to file a complaint in Puerto Rico, and argues that the revenues securing the bonds insured by Movants are being improperly diverted away from PRHTA, despite such revenues being the exclusive property of PRHTA and its bondholders. Movants argue that the bonds are secured by two categories of collateral: (i) Toll Revenues, and (ii) Excise Taxes collected on behalf of HTA and bondholders by the Commonwealth, which are subject to both perfected security interests. Movants explain that, although PROMESA expressly preserves liens, the Commonwealth improperly diverted HTA’s pledged revenues and commingled HTA’s funds with those of the Commonwealth. In addition, the Commonwealth has asserted an outright ownership interest in the Excise Taxes, which Movants argue the Commonwealth is required to hold in trust for HTA and its bondholders. Movants assert that these actions have caused a permanent loss of collateral and threaten Movants’ interest in its remaining collateral. The preliminary hearing date for the motion is
April

2
, 2020.
The Financial Oversight and Management Board for Puerto Rico, as Representative of the Puerto Rico Highways and Transportation Authority, et al. v. National Public Finance Guarantee Corporation, et al .,
Case No.
 19-00363
(D.P.R. May 20, 2019) (Swain, J.)
On May 20, 2019, the Oversight Board and the Official Committee of Unsecured Creditors of all Title III Debtors filed an adversary complaint against National and numerous other defendants, challenging the extent and enforceability of certain security interests in PRHTA revenues. The proceeding is currently stayed.
Complaint Objecting to Defendants’ Claims and Seeking Related Relief,
Case No.
17-03283-LTS
(D.P.R. January 16, 2020) (Swain J.)
On January 16, 2020, the Oversight Board filed an adversary complaint against National Public Finance Guarantee Corp., Ambac, Assured Guaranty, Assured Guaranty Municipal Corp., Financial Guaranty Insurance Company, Peaje Investments LLC and the Bank of New York Mellon as fiscal agent. The Oversight Board challenges the claims and validity of the liens asserted against the Commonwealth by holders of HTA bonds. The complaint contains 201 counts against the bondholder parties objecting to proofs of claim and security interests asserted regarding the Commonwealth’s retention of certain revenues previously appropriated to HTA.
Complaint Objecting to Defendants’ Claims and Seeking Related Relief,
Case No.
20-00007-LTS
(January 16, 2020) (Swain J.)
On January 16, 2020, the Oversight Board and the Creditors Committee filed an adversary complaint against National and other defendants challenging the claims and validity of the liens asserted against HTA by holders and insurers of HTA bonds. The complaint contains 302 counts challenging the claims and liens asserted against HTA.
The Financial Oversight and Management Board for Puerto Rico, as representative of The Puerto Rico Electric Power Authority, et al.
,
Case No. 17 BK 4780-LTS (
D.P.R. July 19, 2017) (Swain, J.)
On July 18, 2017, National, together with other PREPA bondholders, asked the court overseeing PREPA’s Title III case to lift the automatic bankruptcy stay, and permit bondholders to seek appointment of a receiver to oversee PREPA. On September 14, 2017, the court held that PROMESA barred relief from the stay. The bondholders appealed the decision to the United States Court of Appeals for the First Circuit. On August 8, 2018, the First Circuit issued an order reversing Judge Swain’s decision on jurisdictional grounds and remanding the motion. On October 3, 2018, National, along with other monolines filed an updated motion for relief from the automatic stay to allow them to exercise their statutory right to have a receiver appointed at PREPA. The Oversight Board filed a motion to dismiss the receiver motion. These motions have been stayed until five business days following the ruling on the PREPA 9019 Settlement Motion.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 19: Commitments and Contingencies (continued)
On May 3, 2019, PREPA, the Oversight Board, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”), the Ad Hoc Group of PREPA bondholders, and Assured Guaranty Corp. and Assured Guaranty Municipal Corp. (together, the “RSA Parties”) previously entered into the Restructuring Support Agreement (“RSA”). On September 9, 2019 National, and Syncora Guarantee Inc. (“Syncora”), and the RSA Parties agreed on an amendment to the RSA pursuant to which National and Syncora joined the RSA. The RSA includes the agreement for resolving PREPA’s restructuring plan issues and arrangements.
Pursuant to the RSA, the Oversight Board filed a Rule 9019 motion with the Title III court in May 2019, seeking approval of the RSA (the “Settlement Motion”). The RSA requires, upon entry of the order approving the Settlement Motion (the “9019 Order”), that Movants will withdraw the Receiver Motion , and the Ad Hoc Group will support such withdrawal. As contemplated by the RSA, on July 1, 2019, the Oversight Board and AAFAF also filed an adversary complaint against the Trustee for the PREPA Bonds, challenging the validity of the liens arising under the Trust Agreement that secure insured obligations of National. The adversary proceeding is stayed until the earlier of (a) 60 days after the Court denies the Settlement Motion, (b) consummation of a Plan, (c) 60 days after the filing by the Oversight Board and AAFAF of a Litigation Notice, or (d) further order of the Court.
The Financial Oversight and Management Board for Puerto Rico, as Representative of the Commonwealth of Puerto Rico, et al. v. Autonomy Master Fund Limited et al.,
Case No.
 19-00291
(D.P.R. May 5, 2019) (Swain, J.)
On May 2, 2019, the Oversight Board and the Official Committee of Unsecured Creditors of all Title III Debtors (other than COFINA) (the “Committee”) filed lien avoidance adversary complaints against several hundred defendants, including National, challenging the existence, extent, and enforceability of GO bondholders’ liens. After an approximately five-month stay of litigation entered by the Court on July 24, 2019, these adversary proceedings resumed pursuant to an interim schedule entered by the Court in December 2019. On February 5, 2020, National and Assured Guaranty Municipal Corp. filed a motion to dismiss the adversary proceeding. A hearing is scheduled for early June of 2020.
Cortland Capital Market Services LLC, et al. v. The Financial Oversight and Management Board for Puerto Rico et, al.,
Case No.
 19-00396
(D.P.R. July 9, 2019) (Swain, J.)
On July 9, 2019, the “Fuel Line Lenders,” parties who extended approximately $700 million in working capital to PREPA beginning in 2012 to fund fuel purchases, filed an adversary complaint against the Oversight Board, PREPA, AAFAF, and the Trustee for the PREPA Bonds, alleging that they are entitled to be paid in full before National and other bondholders have any lien on or recourse to PREPA’s assets, including pursuant to the RSA. National, Assured, Syncora, and the Ad Hoc Group moved to intervene in the proceeding. On September 30, 2019, the Fuel Line Lenders filed an amended complaint which added National, Assured, Syncora, and the Ad Hoc Group as defendants. Defendants moved to dismiss the Fuel Line Lenders’ adversary complaint on November 11, 2019. The Fuel Line Lenders filed their opposition to the motion to dismiss on December 5, 2019. Defendants’ reply in support of the motion to dismiss was filed
February 3, 2020. A hearing on the motion to dismiss is set for
June

3
, 2020 before Judge Swain.
The Financial Oversight and Management Board for Puerto Rico, as Representative of the Commonwealth of Puerto Rico, et al. v. the Puerto Rico Public Buildings Authority,
Case No.
 18-00149
(D.P.R. December 21, 2018) (Swain, J.)
On December 21, 2018, the Oversight Board and the Official Committee of Unsecured Creditors of all Debtors other than COFINA filed an adversary complaint against the Puerto Rico Public Buildings Authority (“PBA”), seeking a declaration that leases purportedly entered into by PBA are disguised financing transactions and that PBA therefore has no right under PROMESA or the Bankruptcy Code to receive post-petition payments from the Title III debtors or administrative claims against the debtors. On January 28, 2019, National filed a motion to intervene in the proceeding. On March 12, 2019, the Court granted National’s intervention motion. On March 19, 2019, National filed an answer to the complaint. The proceeding has been stayed until March 11, 2020. On September 27, 2019, the Oversight Board filed a voluntary petition for relief for PBA pursuant to PROMESA, commencing a case under Title III.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 19: Commitments and Contingencies (continued)
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
Leases
The Company has a lease agreement for its headquarters in Purchase, New York as well as other immaterial leases for offices in New York, New York and San Francisco, California. The Purchase, New York initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease and the Company recognizes operating rent expense on a straight-line basis. The following below table presents the Company’s operating lease information as of December 31, 2019:

	As of
$ in millions	December 31, 2019	Balance Sheet Location
Right-of-use asset	$21	Other assets
Lease liability	$21	Other liabilities
Weighted average remaining lease term (years)	8.2
Discount rate used for operating leases	7.5%
Total future minimum lease payments	$32

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form
10-K,
an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule
13a-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019, the end of the period covered by this report.
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
Management has assessed the effectiveness of MBIA Inc.’s internal control over financial reporting as of December 31, 2019. In making its assessment, management used the criteria described in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements and Supplementary Data.”
Remediation of Material Weakness in Internal Control over Financial Reporting
As previously disclosed in Part II, item 9A of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2018, we identified a material weakness in internal control over financial reporting related to the process used to estimate its loss reserves and recoveries for residential mortgage-backed securities (“RMBS”) insured by MBIA Insurance Corporation. Management did not identify a material misstatement within its consolidated financial statements in any prior filed Annual Report on Form
10-K
or quarterly report on Form
10-Q
as a result of the material weakness. During 2019, we commenced a remediation plan with the goal of remediating the material weakness as soon as possible. In carrying out our remediation plan, management modified existing key controls and implemented new key controls at a sufficient level of precision to verify the reliability of data, the reasonableness of assumptions and the accuracy of calculations used in our RMBS loss reserve and recovery models. During the fourth quarter of 2019, we completed our testing of these controls to verify that such controls are operating effectively and at a sufficient level of precision.

Item 9A. Controls and Procedures (continued)
We believe that our remediation actions completed during 2019 significantly improved our internal control over financial reporting, and the material weakness reported as of December 31, 2018 had been fully remediated as of December 31, 2019.
Changes in Internal Control over Financial Reporting
As required by Rule
13a-15(d)
under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2019.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding directors will be set forth under “Proposals for Shareholder Approval Recommended by the Board—Proposal 1: Election of Directors” and “Board of Directors Corporate Governance—The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed within 120 days of the end of our fiscal year ended December 31, 2019 (the “Proxy Statement”) and is incorporated by reference.
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
The following table provides information as of December 31, 2019, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans refer to “Note 15: Benefit Plans” in the Notes to Consolidated Financial Statements included in this Annual Report on Form
10-K.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	155,754	$13.36	1,964,919
Equity compensation plans not approved by security holders	—	—	—

Total	155,754	$13.36	1,964,919

(1)—Represents phantom shares granted under the Deferred Compensation and Stock Ownership Plan for
Non-Employee
Directors.
(2)—Includes 1,807,058 shares of common stock available for future grants under the MBIA Inc. 2005 Omnibus Incentive Plan and 157,861 shares of common stock available for future grants under the Deferred Compensation and Stock Ownership Plan for
Non-Employee
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
(a)	Financial Statements and Financial Statement Schedules and Exhibits
1. Financial Statements
The following financial statements of MBIA Inc. have been included in Part II, Item 8 hereof:
Report of Independent Registered Public Accounting Firm.
Consolidated balance sheets as of December 31, 2019 and 2018.
Consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017.
Consolidated statements of comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017.
Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2019, 2018 and 2017.
Consolidated statements of cash flows for the years ended December 31, 2019, 2018 and 2017.
Notes to consolidated financial statements.
2. Financial Statement Schedules
The following financial statement schedules, which appear on pages 159-165, are filed as part of this Annual Report on Form 10-K.

Schedule	Title
I.	Summary of investments, other than investments in related parties, as of December 31, 2019.
II.	Condensed financial information of Registrant:
Condensed balance sheets as of December 31, 2019 and 2018.
Condensed statements of operations for the years ended December 31, 2019, 2018 and 2017.
Condensed statements of cash flows for the years ended December 31, 2019, 2018 and 2017.
Notes to condensed financial statements.
IV.	Reinsurance for the years ended December 31, 2019, 2018 and 2017.
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
(
Note Regarding Reliance on Statements in Our Contracts
: In reviewing the agreements included as exhibits to this Annual Report on Form
10-K,
please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MBIA Inc., its subsidiaries or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.)

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
4.5. Senior Note Indenture, between MZ Funding, as issuer, and WSFS, as trustee and collateral agent, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 10, 2019.
4.6. Form of $277,678,000 12% Senior Secured Notes, due January 2022, issued pursuant to the Senior Note Indenture, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 10, 2019.
4.7. Amended and Restated Subordinated Note Indenture, between MZ Funding, as issuer, and WSFS, as indenture trustee and collateral agent, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 10, 2019.
4.8. Form of Amended and Restated $53,836,742.98 12% Subordinated Secured Notes, due January 2022, issued pursuant to the Amended and Restated Subordinated Note Indenture, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on July 10, 2019.
4.9. Amended and Restated Credit Agreement, between MBIA Corp., as borrower, and MZ Funding, as lender, incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on July 10, 2019.
4.10. Amended and Restated Security Agreement, between MBIA Corp., as grantor, and MZ Funding, as secured party, incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on July 10, 2019.

Item 15. Exhibits, Financial Statement Schedules (continued)
4.11. Security Agreement, between MZ Funding, as grantor, and WSFS, as collateral agent under the Senior Note Indenture, incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed with on July 10, 2019.
4.12. Amended and Restated Security Agreement, between MZ Funding, as grantor, and WSFS, as collateral agent under the Amended and Restated Subordinated Note Indenture, incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K filed on July 10, 2019.
4.13. Pledge Agreement, between the Company, as pledgor, and WSFS, as collateral agent under the Senior Note Indenture, incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on July 10, 2019.
4.14. Intercreditor Agreement, among WSFS, in its capacities as trustee under the Senior Note Indenture and the Amended and Restated Subordinated Note Indenture, MBIA Corp., as insurer, and MZ Funding, incorporated by reference to Exhibit 99.10 to the Company’s Current Report on Form 8-K filed on July 10, 2019.
4.15. Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
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
10.6. Amended and Restated MBIA Inc. Deferred Compensation and Excess Benefit Plan, effective as of October 29, 2019.
10.7. Restricted Stock Agreement, dated as of November 8, 2018, between MBIA Inc. and Daniel M. Avitabile, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
10.8. Restricted Stock Agreement, dated as of November 8, 2018, between MBIA Inc. and Adam T. Bergonzi, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
10.9. Restricted Stock Agreement, dated as of November 8, 2018, between MBIA Inc. and William C. Fallon, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 15. Exhibits, Financial Statement Schedules (continued)
10.10. Restricted Stock Agreement, dated as of November 8, 2018, between MBIA Inc. and Jonathan C. Harris, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
10.11. Restricted Stock Agreement, dated as of November 8, 2018, between MBIA Inc. and Anthony McKiernan, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
10.12. Restricted Stock Agreement, dated as of November 8, 2018, between MBIA Inc. and Christopher H. Young, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
21. List of Subsidiaries.
23. Consent of PricewaterhouseCoopers LLP.
31.1. Chief Executive Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2. Chief Financial Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1. Chief Executive Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2. Chief Financial Officer— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1. Quota Share Reinsurance Agreement between MBIA Insurance Corporation and MBIA Insurance Corp. of Illinois dated February 17, 2009, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on February 20, 2009.
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
101.INS. XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.
101.SCH. XBRL Taxonomy Extension Schema Document.
101.CAL. XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF. XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB. XBRL Taxonomy Extension Label Linkbase Document.
101.PRE. XBRL Taxonomy Extension Presentation Linkbase Document.
104.Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBIA Inc. (Registrant)

Dated: February 27, 2020	By	/s/ William C. Fallon
	Name:	William C. Fallon
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Fallon William C. Fallon	Director and Chief Executive Officer	February 27, 2020

/s/ Anthony McKiernan Anthony McKiernan	Chief Financial Officer	February 27, 2020

/s/ Joseph R. Schachinger Joseph R. Schachinger	Assistant Vice President and Controller (Chief Accounting Officer)	February 27, 2020

/s/ Charles R. Rinehart Charles R. Rinehart	Chairman and Director	February 27, 2020

/s/ Diane L. Dewbrey Diane L. Dewbrey	Director	February 27, 2020

/s/ Steven J. Gilbert Steven J. Gilbert	Director	February 27, 2020

/s/ Theodore Shasta Theodore Shasta	Director	February 27, 2020

/s/ Richard C. Vaughan Richard C. Vaughan	Director	February 27, 2020

SCHEDULE I
MBIA INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2019
(In millions)

	December 31, 2019
Type of investment	Cost	Fair Value	Amount at which shown in the balance sheet
Available-for-sale:
U.S. Treasury and government agency	$640	$685	$685
State and municipal bonds	178	200	200
Foreign governments	2	2	2
Corporate obligations	1,078	1,129	1,129
Mortgage-backed securities:
Residential mortgage-backed agency	317	320	320
Residential mortgage-backed non-agency	23	19	19
Commercial mortgage-backed	20	20	20
Asset-backed securities:
Collateralized debt obligations	139	137	137
Other asset-backed	317	317	317

Total long-term available-for-sale	2,714	2,829	2,829
Short-term available-for-sale	270	270	270

Total available-for-sale	2,984	3,099	3,099
Investments at fair value	359	363	363

Total investments	$3,343	$3,462	$3,462

Assets of consolidated variable interest entities:
Investments at fair value	100	83	83
Held-to-maturity:
Corporate obligations	890	892	890
Loans receivable	135	136	136

Total investments of consolidated variable interest entities	$1,125	$1,111	$1,109

1
5
9

SCHEDULE II
MBIA INC. (PARENT COMPANY)
CONDENSED BALANCE SHEETS
(In millions except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $610 and $815)	$674	$839
Investments carried at fair value	1	7
Investments pledged as collateral, at fair value (amortized cost $19 and $49)	11	46
Short-term investments held as available-for-sale, at fair value (amortized cost $167 and $83)	167	83

Total investments	853	975
Cash and cash equivalents	11	40
Investment in wholly-owned subsidiaries	1,456	1,876
Other assets	123	130

Total assets	$2,443	$3,021

Liabilities and Shareholders’ Equity
Liabilities:
Investment agreements	$274	$276
Long-term debt	427	577
Affiliate loans payable	658	675
Income taxes payable	60	138
Derivative liabilities	133	157
Other liabilities	65	79

Total liabilities	1,617	1,902

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares— 10,000,000 ; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—283,433,401 and 283,625,689	283	284
Additional paid-in capital	2,999	3,025
Retained earnings	607	966
Accumulated other comprehensive income (loss), net of tax	(2)	(156)
Treasury stock, at cost—204,000,108 and 193,803,976 shares	(3,061)	(3,000)

Total shareholders’ equity of MBIA Inc.	826	1,119

Total liabilities and shareholders’ equity	$2,443	$3,021

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

1
6
0

SCHEDULE II
MBIA INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(In millions)

	Years ended December 31,
	2019	2018	2017
Revenues:
Net investment income	$35	$35	$35
Net gains (losses) on financial instruments at fair value and foreign exchange	(57)	20	(34)
Net gains (losses) on extinguishment of debt	(1)	3	28
Other net realized gains (losses)	(2)	(2)	(3)

Total revenues	(25)	56	26

Expenses:
Operating	10	11	13
Interest	90	93	87

Total expenses	100	104	100

Gain (loss) before income taxes and equity in earnings of subsidiaries	(125)	(48)	(74)
Provision (benefit) for income taxes	(99)	(35)	507

Gain (loss) before equity in earnings of subsidiaries	(26)	(13)	(581)
Equity in net income (loss) of subsidiaries	(333)	(283)	(1,024)

Net income (loss)	$(359)	$(296)	$(1,605)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

1
6
1

SCHEDULE II
MBIA INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Years ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Investment income received	$156	$132	$141
Operating expenses paid	(17)	(17)	(27)
Interest paid, net of interest converted to principal	(88)	(91)	(101)
Income taxes (paid) received	34	(16)	26

Net cash provided (used) by operating activities	85	8	39

Cash flows from investing activities:
Purchases of available-for-sale investments	(278)	(495)	(164)
Sales of available-for-sale investments	319	175	172
Paydowns and maturities of available-for-sale investments	179	101	152
Purchases of investments at fair value	5	(9)	(70)
Sales, paydowns and maturities of investments at fair value	—	10	71
Sales, paydowns and maturities (purchases) of short-term investments, net	(61)	262	(34)
(Payments) proceeds for derivative settlements	(98)	(24)	(30)
Collateral (to) from counterparty	—	—	4
Contributions (to) from subsidiaries, net	(14)	51	(12)
Advances (to) from subsidiaries, net	—	3	(3)

Net cash provided (used) by investing activities	52	74	86

Cash flows from financing activities:
Proceeds from investment agreements	15	11	15
Principal paydowns of investment agreements	(20)	(35)	(72)
Proceeds from long-term debt	—	40	127
Principal paydowns of long-term debt	(150)	—	—
Payments for affiliate loans	(19)	(71)	(142)
Purchases of treasury stock	—	—	(65)
Restricted stock awards settlements	8	4	11

Net cash provided (used) by financing activities	(166)	(51)	(126)

Effect of exchange rates on cash and cash equivalents	—	(1)	(2)
Net increase (decrease) in cash and cash equivalents	(29)	30	(3)
Cash and cash equivalents—beginning of year	40	10	13

Cash and cash equivalents—end of year	$11	$40	$10

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(359)	$(296)	$(1,605)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Intercompany accounts receivable	(16)	(9)	(22)
Current income taxes	23	(15)	48
Equity in earnings of subsidiaries	333	283	1,024
Dividends from subsidiaries	134	112	118
Net (gains) losses on financial instruments at fair value and foreign exchange	57	(20)	34
Deferred income tax provision (benefit)	(88)	(35)	485
(Gains) losses on extinguishment of debt	1	(3)	(28)
Other operating	—	(9)	(15)

Total adjustments to net income (loss)	444	304	1,644

Net cash provided (used) by operating activities	$85	$8	$39

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

1
6
2

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
The Parent Company is subject to the same liquidity risks and uncertainties as described in footnote 1 to the Company’s consolidated financial statements. As of December 31, 2019, the liquidity position of the Parent Company, which included cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds for general corporate purposes, excluding the amount held in escrow under its tax sharing agreement, was $375 million.
During 2019, the Parent Company redeemed $150 million principal amount of its 6.400% Senior Notes due 2022 at a cost of 100% of par value plus accrued interest. During 2018, National Public Finance Guarantee Corporation (“National”) purchased from the Parent Company
,
$
44
 million principal amount of MBIA Inc.
5.700
% Senior Notes due
2034
and $
10
 million principal amount of MBIA Inc.
7.000
% Debentures due
2025
that were previously repurchased by the Parent Company and had not been retired. The MBIA Inc.
5.700
% Senior Notes due
2034
and the MBIA Inc.
7.000
% Debentures that were purchased by National are eliminated from the Parent Company’s condensed balance sheet.
2. Accounting Policies
The Parent Company carries its investments in subsidiaries under the equity method.
Beginning with 2019, the Parent Company changed its presentation of affiliate loans payable, derivative liabilities and other liabilities. As a result, certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation.
For a further discussion of significant accounting policies and recent accounting pronouncements, refer to footnotes 2 and 3 to the Company’s consolidated financial statements.
3. Dividends from Subsidiaries
During 2019, National declared and paid dividend
s
of $134 million to its ultimate parent, MBIA Inc.
During 2018, National declared and paid a dividend of $108 million to its ultimate parent, MBIA Inc.
In addition, National Public Finance Guarantee Holdings, Inc. declared and paid a dividend of $1 million to the Parent Company and MBIA Capital Corp. declared and paid a dividend of $3 million to the Parent Company.
During 2017, National Public Finance Guarantee Holdings, Inc. declared and paid a dividend of $118 million to the Parent Company.

1
6
3

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
The Parent Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Parent Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Parent Company’s projections of pre-tax
income. On the basis of this evaluation, the Parent Company has recorded a full valuation allowance against its net deferred tax asset.
For a further discussion of the net deferred tax asset, refer to footnote 11 to the Company’s consolidated financial statements.
5. Obligations under Investment Agreements
Investment agreements, as described in footnote 10 to the Company’s consolidated financial statements, are conducted by both the Parent Company and its wholly-owned subsidiary, MBIA Investment Management Corp.
6. Pledged Collateral
Substantially all of the obligations under investment agreements require the Parent Company and its subsidiaries to pledge securities as collateral. As of December 31, 2019 and 2018, the fair value of securities pledged as collateral with respect to these investment agreements approximated $313 million and $314 million, respectively. The Parent Company’s collateral as of December 31, 2019, consisted principally of U.S. Treasury and government agency and state and municipal bonds, and was primarily held with major U.S. banks.
Under derivative contracts entered into by the Parent Company, collateral postings are required by either the Parent Company or the counterparty when the aggregate market value of derivative contracts entered into with the same counterparty exceeds a predefined threshold. As of December 31, 2019 and 2018, the Parent Company and its subsidiaries pledged securities with a fair value of $181 million and $205 million, respectively, to derivative counterparties.
7. Affiliate Loans Payable
Affiliate loans payable consists of loans payable to MBIA Global Funding, LLC (“GFL”). GFL raised funds through the issuance of medium-term notes with varying maturities, which were, in turn, guaranteed by MBIA Corp. GFL lent the proceeds of these medium-term note issuances to the Parent Company.

1
6
4

SCHEDULE IV
MBIA INC. AND SUBSIDIARIES
REINSURANCE
Years Ended December 31, 2019, 2018 and 2017
(In millions)

Column A Insurance Premium Written	Column B Direct Amount	Column C C e ded to Others	Column D Assum ed From Other Companies	Column E Net Amount	Column F P ercentage of Amount Assumed to Net
2019	$3	$—	$—	$3	0%

2018	$3	$1	$—	$2	0%

2017	$(1)	$1	$—	$(2)	0%

1
6
5