Form 10-Q
period 2020-03-31
MBIA INC
filed 2020-05-11
CIK 814585

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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
of the Exchange Act).    Yes
☐
    No  ☒
As of May 4, 2020, 67,699,960 shares of Common Stock, par value $1 per share, were outstanding.

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
The following are some of the general factors that could affect financial performance or could cause actual results to differ materially from estimates contained in or underlying the Company’s forward-looking statements:
•	increased credit losses or impairments on public finance obligations that National Public Finance Guarantee Corporation (“National”) insures issued by state, local and territorial governments and finance authorities and other providers of public services, located in the U.S. or abroad, that are experiencing fiscal stress;
•	the possibility that loss reserve estimates are not adequate to cover potential claims;
•	a disruption in the cash flow from National or an inability to access the capital markets and our exposure to significant fluctuations in liquidity and asset values in the global credit markets as a result of collateral posting requirements;
•	our ability to fully implement our strategic plan;
•	the possibility that MBIA Insurance Corporation will have inadequate liquidity or resources to timely pay claims as a result of higher than expected losses on certain insured transactions or as a result of a delay or failure in collecting expected recoveries, which could lead the New York State Department of Financial Services (“NYSDFS”) to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the New York Insurance Law and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders;
•	the impact on our insured portfolios or business operations caused by the global spread of the novel coronavirus COVID-19;
•	deterioration in the economic environment and financial markets in the United States or abroad, real estate market performance, credit spreads, interest rates and foreign currency levels; and
•	the effects of changes to governmental regulation, including insurance laws, securities laws, tax laws, legal precedents and accounting rules.
The above factors provide a summary of and are qualified in their entirety by the risk factors discussed under “Risk Factors” in Part II, Other Information, Item 1A included in this Quarterly Report on Form
10-Q.
In addition, refer to “Note 1: Business Developments and Risk and Uncertainties” in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form
10-Q
for a discussion of certain risks and uncertainties related to our financial statements.
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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MBIA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions except share and per share amounts)

	March 31, 2020	December 31, 2019
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $2,559 and $2,705)	$2,720	$2,820
Investments carried at fair value	187	209
Investments pledged as collateral, at fair value (amortized cost $6 and $15)	1	10
Short-term investments, at fair value (amortized cost $247 and $423)	245	423

Total investments	3,153	3,462
Cash and cash equivalents	212	75
Premiums receivable (net of allowance for credit losses $4 and $-)	240	249
Deferred acquisition costs	58	60
Insurance loss recoverable	1,607	1,694
Other assets	116	115
Assets of consolidated variable interest entities:
Cash	5	8
Investments held-to-maturity, at amortized cost (net of allowance for credit losses $46 and $-, fair value $572 and $892)	529	890
Investments carried at fair value	75	83
Loans receivable at fair value	98	136
Loan repurchase commitments	506	486
Other assets	33	26

Total assets	$6,632	$7,284

Liabilities and Equity
Liabilities:
Unearned premium revenue	$464	$482
Loss and loss adjustment expense reserves	966	901
Long-term debt	2,261	2,228
Medium-term notes (includes financial instruments carried at fair value of $98 and $108)	663	680
Investment agreements	295	304
Derivative liabilities	206	175
Other liabilities	120	136
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $331 and $403)	1,160	1,539

Total liabilities	6,135	6,445

Commitments and contingencies (Refer to Note 13: Commitments and Contingencies)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—283,433,401 and 283,433,401	283	283
Additional paid-in capital	2,961	2,999
Retained earnings	232	607
Accumulated other comprehensive income (loss), net of tax of $8 and $8	91	(2)
Treasury stock, at cost—211,272,995 and 204,000,108 shares	(3,083)	(3,061)

Total shareholders’ equity of MBIA Inc.	484	826
Preferred stock of subsidiary	13	13

Total equity	497	839

Total liabilities and equity	$6,632	$7,284

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Premiums earned:
Scheduled premiums earned	$16	$18
Refunding premiums earned	4	5

Premiums earned (net of ceded premiums of $1 and $1)	20	23
Net investment income	23	32
Unrealized gains (losses) on insured derivatives	-	14
Net gains (losses) on financial instruments at fair value and foreign exchange	(63)	22
Net investment losses related to other-than-temporary impairments:
Investment losses related to other-than-temporary impairments	-	-
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	-	(28)

Net investment losses related to other-than-temporary impairments	-	(28)
Other net realized gains (losses)	-	1
Revenues of consolidated variable interest entities:
Net investment income	8	10
Net gains (losses) on financial instruments at fair value and foreign exchange	15	18
Other net realized gains (losses)	(9)	(42)

Total revenues	(6)	50
Expenses:
Losses and loss adjustment	243	(38)
Amortization of deferred acquisition costs	2	4
Operating	18	26
Interest	47	52
Expenses of consolidated variable interest entities:
Operating	2	3
Interest	15	22

Total expenses	327	69

Income (loss) before income taxes	(333)	(19)
Provision (benefit) for income taxes	-	2

Net income (loss)	$(333)	$(21)

Net income (loss) per common share:
Basic	$(4.62)	$(0.24)
Diluted	$(4.62)	$(0.24)
Weighted average number of common shares outstanding:
Basic	72,089,016	85,554,236
Diluted	72,089,016	85,554,236

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(333)	$(21)
Other comprehensive income (loss):
Available-for-sale securities with no credit losses:
Unrealized gains (losses) arising during the period	48	79
Reclassification adjustments for (gains) losses included in net income (loss)	(3)	(39)
Available-for-sale securities with credit losses:
Unrealized gains (losses) arising during the period	-	11
Reclassification adjustments for (gains) losses included in net income (loss)	-	28
Foreign currency translation:
Foreign currency translation gains (losses)	-	1
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	46	2
Reclassification adjustments for (gains) losses included in net income (loss)	2	4

Total other comprehensive income (loss)	93	86

Comprehensive income (loss)	$(240)	$65

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions except share amounts)

	Three Months Ended March 31,
	2020	2019
Common shares
Balance at beginning of period	283,433,401	283,625,689
Common shares issued (cancelled), net	-	-

Balance at end of period	283,433,401	283,625,689
Common stock amount
Balance at beginning and end of period	$283	$284
Additional paid-in capital
Balance at beginning of period	$2,999	$3,025
Period change	(38)	(29)

Balance at end of period	$2,961	$2,996
Retained earnings
Balance at beginning of period	$607	$966
ASU 2016-13 transition adjustment	(42)	-
Net income (loss)	(333)	(21)

Balance at end of period	$232	$945
Accumulated other comprehensive income (loss)
Balance at beginning of period	$(2)	$(156)
Other comprehensive income (loss)	93	86

Balance at end of period	$91	$(70)
Treasury shares
Balance at beginning of period	(204,000,108)	(193,803,976)
Treasury shares acquired under share repurchase program	(8,082,756)	(487,606)
Other	809,869	845,414

Balance at end of period	(211,272,995)	(193,446,168)
Treasury stock amount
Balance at beginning of period	$(3,061)	$(3,000)
Treasury shares acquired under share repurchase program	(65)	(4)
Other	43	37

Balance at end of period	$(3,083)	$(2,967)
Total shareholders’ equity of MBIA Inc.
Balance at beginning of period	$826	$1,119
Period change	(342)	69

Balance at end of period	$484	$1,188

Preferred stock of subsidiary shares
Balance at beginning and end of period	1,315	1,315
Preferred stock of subsidiary amount
Balance at beginning and end of period	$13	$13

Total equity	$497	$1,201

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Premiums, fees and reimbursements received	$3	$3
Investment income received	37	44
Financial guarantee losses and loss adjustment expenses paid	(75)	(95)
Proceeds from recoveries and reinsurance	10	60
Operating and employee related expenses paid	(34)	(34)
Interest paid, net of interest converted to principal	(23)	(46)
Income taxes (paid) received	-	(2)

Net cash provided (used) by operating activities	(82)	(70)

Cash flows from investing activities:
Purchases of available-for-sale investments	(242)	(747)
Sales of available-for-sale investments	279	683
Paydowns and maturities of available-for-sale investments	123	234
Purchases of investments at fair value	(33)	(69)
Sales, paydowns, maturities and other proceeds of investments at fair value	34	122
Sales, paydowns and maturities (purchases) of short-term investments, net	178	(154)
Sales, paydowns and maturities of held-to-maturity investments	315	-
Paydowns and maturities of loans receivable	3	7
Consolidation of variable interest entities	-	72
(Payments) proceeds for derivative settlements	(3)	(11)
Collateral (to) from counterparties	(44)	(9)

Net cash provided (used) by investing activities	610	128

Cash flows from financing activities:
Proceeds from investment agreements	3	3
Principal paydowns of investment agreements	(12)	-
Principal paydowns of variable interest entity notes	(323)	(168)
Purchases of treasury stock	(62)	(10)

Net cash provided (used) by financing activities	(394)	(175)

Net increase (decrease) in cash and cash equivalents	134	(117)
Cash and cash equivalents - beginning of period	83	280

Cash and cash equivalents - end of period	$217	$163

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(333)	$(21)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	1	22
Deferred acquisition costs	2	3
Unearned premium revenue	(19)	(43)
Loss and loss adjustment expense reserves	84	(58)
Insurance loss recoverable	86	(20)
Accrued interest payable	35	30
Accrued expenses	(19)	(11)
Net investment losses related to other-than-temporary impairments	-	28
Unrealized (gains) losses on insured derivatives	-	(14)
Net (gains) losses on financial instruments at fair value and foreign exchange	48	(40)
Other net realized (gains) losses	9	41
Other operating	24	13

Total adjustments to net income (loss)	251	(49)

Net cash provided (used) by operating activities	$(82)	$(70)

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
Business Developments
Puerto Rico
On January 1, 2020, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $59 million. As of March 31, 2020, National had $3.3 billion of debt service outstanding related to Puerto Rico. Refer to the “Risks and Uncertainties” section below for additional information on the Company’s Puerto Rico exposures.
PREPA RSA
In September of 2019, National agreed to join the restructuring support agreement, as amended (“RSA”), with the Puerto Rico Electric Power Authority (“PREPA”), other monoline insurers, a group of uninsured PREPA bondholders, Puerto Rico, and the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”). The Rule 9019 hearing to approve the RSA has been delayed several times, and most recently was adjourned due to the outbreak of the novel coronavirus
COVID-19
(“COVID-19”)
until further notice. The Oversight Board and the Commonwealth have been ordered to submit a status report to the Title III court on May 15, 2020. The debt restructuring contemplated by the RSA will not be effective until (i) confirmation of a plan of adjustment under the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), (ii) negotiation and consummation of definitive documentation and legal opinions, (iii) enactment and implementation of supportive Puerto Rico legislation and (iv) receipt of Puerto Rico regulatory approval, each of which outcome is uncertain and subject to varying degrees of risk.
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
COVID-19
COVID-19,
a respiratory disease caused by a new strain of coronavirus, was declared a pandemic by the World Health Organization in March of 2020 and has spread globally. The pandemic has affected a wide range of economic activities, as well as domestic and global business and financial markets. The outbreak and its attendant governmental policy and social responses are evolving rapidly. Many states and municipalities have enacted various quarantining and
“shelter-in-place”
regulations which severely limit economic activity and travel. The Company continues to perform all of its traditional operations, including surveilling and, as necessary, remediating, the credits in its insured portfolios.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Business Developments and Risks and Uncertainties
(continued)

Insured portfolios
At this time it is not possible to comprehensively quantify the financial impact of the pandemic on the Company’s operating insurance companies’ overall insured portfolios, or to account for the impact of the outbreak on most of the specific credits within those portfolios, due to, in part, challenges in determining whether and to what extent the underlying credits will be able or willing to continue to meet their debt service obligations or avoid long term impairment in this environment. Adverse impacts on macroeconomic factors resulting from the spread of
COVID-19,
including without limitation reduced economic activity and certainty, increased unemployment, increased loan defaults or delinquencies, and increased stress on municipal budgets, including due to reduced tax revenues and the ability to raise taxes or limit spending, could materially and adversely affect the performance of the Company’s insured portfolios. The impact of the pandemic on National’s financial guarantee credits is likely to vary based on the nature of the taxes, fees and revenues pledged to debt repayment and their sensitivity to the related slowdown in economic activity. Several of the credits within National’s insured portfolio have made public pronouncements that the pandemic has had an impact on their economic status, without yet providing any specific quantification of the impact. The duration of the pandemic, the availability of federal aid to state and local governments, and the breadth and speed of economic recovery may all contribute to the ultimate degree and length of the economic stress incurred by the credits in National’s and MBIA Corp.’s insured portfolios. Further, any national recession that may result from the pandemic and its aftermath could present additional but yet unknown credit risks to National’s and MBIA Corp.’s insured portfolios.
Federal legislation passed to combat the economic impact of the pandemic, principally the $2.2 trillion Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, and an additional nearly $500 billion approved by Congress and the President in late April of 2020, included significant aid to public sector issuers including states, territories, healthcare, higher education and transportation issuers. In addition, the Federal Reserve has announced several actions in furtherance of its mandate from Congress to promote the stability of the financial system that are directly supportive of the municipal market. It is premature to assess whether these or any subsequent federal responses will prevent or reduce financial distress in the municipal sector. If the issuers of the obligations in National’s insured portfolio, including Puerto Rico, are unable to raise taxes, reduce spending, or receive federal assistance, the Company may experience new or additional losses or impairments on those obligations, which could materially and adversely affect its business, financial condition and financial results.
Certain of MBIA Corp.’s structured finance policies, including those in which the underlying principal obligations are comprised of residential or commercial mortgages and mortgage-backed securities (“MBS”), could be negatively impacted by delays or failures of borrowers to make payments of principal and interest when due, or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities. MBIA Corp. has recorded significant loss reserves on its residential mortgage-backed securities (“RMBS”) and collateralized debt obligations (“CDO”) exposures, and there can be no assurance that these reserves will be sufficient if the pandemic causes further deterioration to the economy. These transactions are also subject to servicer risks, which relate to problems with the transaction’s servicer that could adversely impact performance of the underlying assets. Additionally, several of the Company’s credits, particularly within its international public finance sector, feature large, near term debt-service payments, and there can be no assurance that the liquidity position of MBIA Corp. will enable it to satisfy any claims that arise if the issuers of such credits are unable or unwilling to refinance or repay their obligations. MBIA Corp. has recorded substantial expected recoveries on certain RMBS transactions, and the forbearance options available under the CARES Act for mortgage borrowers who are facing financial difficulties, may delay or impair collections on these recoveries.
Liquidity
The Company continues to monitor its cash and liquid asset resources using cash forecasting and stress-scenario testing. Members of the Company’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity levels. It remains premature to predict the full impact the pandemic may have on the Company’s future liquidity position and needs. Declines in the market value or rating eligibility of assets pledged against the Company’s obligations as a result of credit market deterioration caused by
COVID-19
require additional eligible assets to be pledged in order to meet minimum required collateral amounts against these obligations. This could require the Company to sell assets, potentially with substantial losses or use free cash or other assets to meet the collateral requirements, thus negatively impacting the Company’s liquidity position. Associated declines in the yields in its insurance companies’ fixed-income portfolios could materially impact investment income.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Business Developments and Risks and Uncertainties
(continued)

Puerto Rico had been experiencing significant fiscal stress and constrained liquidity, and in response, the U.S. Congress passed PROMESA, which established an independent Oversight Board vested with the sole power to certify fiscal plans for Puerto Rico. Any current proposed or contemplated plan, including any revisions thereto, can provide no assurance that National will fully recover past amounts paid or future amounts that may be covered under its insurance policies. In addition, the extent and duration of any federal aid that may be offered to Puerto Rico is inherently uncertain, and the necessary and greater involvement of the federal government, through its actions to deliver disaster relief and other support services, in addition to the role of the Oversight Board and the role of Puerto Rico in its own recovery, heightens political risk in connection with the restructuring of legacy debt. This risk could lead the Oversight Board, Puerto Rico or the federal government to seek to extract greater concessions from creditors based on the uncertainty of Puerto Rico’s long term recovery prospects. In this event, losses at National on select Puerto Rico exposures could increase materially.
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
and
A-2
notes issued by Zohar CDO
2003-1,
Limited (“Zohar I”) and Zohar II
2005-1,
Limited (“Zohar II”), entitles MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. MBIA Corp. anticipates that the primary source of the recoveries will come from the monetization of the assets of Zohar I and Zohar II (the “Zohar Assets”), which include, among other things, loans made to, and equity interests in, companies that, until late March 2020, were purportedly controlled and managed by the sponsor and former collateral manager of Zohar I and Zohar II (the “Zohar Sponsor”). In late March 2020, the Zohar Sponsor resigned as director and manager of all but one portfolio company, and Zohar I and Zohar II have nominated or elected, or are in talks regarding the engagement of, new directors and managers at these portfolio companies, although the Zohar Sponsor may continue to serve in some capacity at select portfolio companies until a replacement is put in place. There can be no assurance that the monetization of the Zohar Assets will yield amounts sufficient to permit MBIA Corp. to recover a substantial portion of the payments it made on Zohar I and Zohar II.
MBIA Corp. also projects to collect excess spread from insured RMBS, and to recover proceeds from Credit Suisse Securities (USA) LLC and DLJ Mortgage Capital, Inc. (collectively, “Credit Suisse”) arising from its failure to repurchase ineligible loans that were included in a Credit Suisse sponsored RMBS transaction. However, the amount and timing of these recoveries and collections are uncertain.
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
Note 2: Significant Accounting Policies
The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form
10-K.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form
10-K
for the year ended December 31, 2019. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position and results of operations. All material intercompany balances and transactions have been eliminated.
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
The results of operations for the three months ended March 31, 2020 may not be indicative of the results that may be expected for the year ending December 31, 2020. The December 31, 2019 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods.
Investments
The Company classifies its investments as
available-for-sale
(“AFS”),
held-to-maturity
(“HTM”), or trading. AFS investments are reported in the consolidated balance sheets at fair value with non-credit
related unrealized gains and losses, net of applicable deferred income taxes, reflected in accumulated other comprehensive income (loss) (“AOCI”) in shareholders’ equity. The specific identification method is used to determine realized gains and losses on AFS securities. HTM investments, for which the Company has the ability and intent to hold such investments to maturity, are reported in the consolidated balance sheets at amortized cost. Investments carried at fair value consist of equity instruments, and certain investments elected under the fair value option, or classified as trading. Short-term investments held as AFS include all fixed-maturity securities with a remaining maturity of less than one year at the date of purchase, commercial paper and money market securities. Changes in fair value of investments carried at fair value and realized gains and losses from the sale of investment securities are reflected in earnings as part of “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.
Investment income is recorded as earned which includes the current period interest accruals deemed collectible. Accrued interest income is recorded as part of “Other assets” on the Company’s consolidated balance sheets. Bond discounts and premiums are amortized using the effective yield method over the remaining term of the securities and reported in “Net investment income” on the Company’s consolidated statements of operations. However, premiums on certain callable debt securities are amortized to the earliest call date. For MBS and asset-backed securities (“ABS”), discounts and premiums are amortized using the retrospective or prospective method.
Effective January 1, 2020, accrued interest income on debt securities is not assessed for credit losses as the Company reverses any past due accrued interest income and charges it against net investment income. Interest income is subsequently recognized to the extent cash is received.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 2: Significant Accounting Policies (continued)

Credit Losses on Debt Securities
For AFS debt securities, the Company’s consolidated statements of operations reflect the full impairment (the difference between a security’s amortized cost basis and fair value) if the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For AFS debt securities in an unrealized loss position and HTM debt securities that the Company has the intent and ability to hold, the securities are evaluated on a quarterly basis to determine if a credit loss exists. The Company considers a credit loss exists when the Company does not expect to recover the entire amortized cost basis of the debt security. The Company measures the allowance for credit loss on a security-by-security
basis as the difference between the recorded investment and the present value of the cash flows expected to be collected, discounted at the instrument’s effective interest rate. In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in income and reflected in earnings as part of “Other net realized gains (losses)” on the Company’s statements of operations.
Effective January 1, 2020, the Company no longer records impairment for credit losses as adjustments to the amortized cost of the debt securities, but rather records an allowance for credit loss. For AFS debt securities, adjustments to the amortized cost basis are recorded if there is an intent to sell before recovery from impairment. For debt securities with an allowance for credit loss, changes in credit losses including accretion of the allowance for credit losses are recognized through other net realized gains (losses) as discussed above.
Financial Guarantee Insurance Premiums
The Company has disclosed its financial guarantee insurance premiums in “Note 2: Significant Accounting Policies” and “Note: 5 Insurance Premiums” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019. Below is an update on the Company’s premium receivables accounting policy.
Credit Losses on Premium Receivables
The Company evaluates the collectability of outstanding premium receivables on a quarterly basis and measures any allowance for credit losses as the difference between the receivable amounts compared to the projected net present value of premiums expected to be collected, discounted at the effective interest rate which is the risk-free rate for the insurance contracts. The estimation of the allowance for credit losses involves substantial judgment, requires forecasting cash flows, and incorporates any historical experience of uncollectible balances, future performance of the transaction’s underlying assets, certain macro-economic factors and each transaction’s liability structure, including the seniority of premium payments to the Company.
Note 3: Recent Accounting Pronouncements
Recently Adopted Accounting Standards
Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU
2016-13)
In June of 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2016-13,
“Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU
2016-13
requires financing receivables and other financial assets measured at amortized cost to be presented at the net amount expected to be collected by recording an allowance for credit losses with changes in the allowance recorded as credit loss expense or a reversal of credit loss expense based on management’s current estimate of expected credit losses each period. ASU
2016-13
does not apply to credit losses on financial guarantee insurance contracts within the scope of Accounting Standards Codification Topic 944, “Financial Services-Insurance.” ASU
2016-13
also makes targeted amendments to the current impairment model for AFS debt securities, which include requiring the recognition of an allowance rather than a direct write-down of the investment’s cost basis. An allowance on an AFS investment may be reversed in the event that the credit quality of the issuer improves. The new guidance also replaces the model for purchased credit impaired debt securities and requires the establishment of an allowance for credit losses at acquisition of such securities by grossing up the purchase price when recording the initial amortized cost. ASU
2016-13
is effective for interim and annual periods beginning January 1, 2020 with early adoption permitted beginning January 1, 2019. ASU
2016-13
is applied on a modified retrospective basis except that prospective application is applied to AFS debt securities with other-than-temporary impairments (“OTTI”) recognized before the date of adoption.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 3: Recent Accounting Pronouncements (continued)
The Company adopted ASU
2016-13
in its entirety as of January 1, 2020. For financial assets held by the Company and measured at amortized cost, which primarily include HTM debt securities, premiums receivable, accrued investment income and reinsurance recoverables, the Company’s aggregate cumulative-effect adjustment, net of tax, related to allowances for credit losses as of the date of adoption was a $42 million reduction in retained earnings. In addition, the Company updated its models and implemented or modified processes and controls necessary for the proper identification, measurement and recording of expected credit losses on financial assets within the scope of ASU
2016-13.
Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU
2018-13)
In August of 2018, the FASB issued ASU
2018-13,
“Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” ASU
2018-13
modifies the disclosure requirements on fair value measurements. ASU
2018-13
was effective for interim and annual periods beginning January 1, 2020 with early adoption permitted to remove or modify disclosures upon issuance of the standard and delay adoption of the additional disclosures until the effective date. Since the amendments of ASU
2018-13
only impact disclosure requirements, the adoption of ASU
2018-13
did not impact the Company’s consolidated financial statements. The Company adopted the amendments of ASU
2018-13
in its entirety as of January 1, 2020. The adoption of ASU
2018-13
only impacted the fair value disclosures within the Company’s consolidated financial statements and did not impact amounts reported on the Company’s balance sheet, statement of operations, statement of comprehensive income or statement of cash flows.
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU
2019-12)
As previously disclosed in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, in the fourth quarter of 2019, the Company adopted ASU
2019-12,
“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as of January 1, 2019. As a result of adopting ASU
2019-12,
the Company revised its previously reported amounts for the first quarter of 2019. For the three months ended March 31, 2019, the Company previously reported an income tax benefit and a net loss of $2 million and $17 million, respectively, which were revised to an income tax provision and a net loss of $2 million and $21 million, respectively. In addition, for the three months ended March 31, 2019, the Company previously reported a net loss per basic and diluted common share of $0.20 which was revised to $0.24 net loss per basic and diluted common share. There was no impact to the Company’s consolidated shareholders’ equity.
The Company has not adopted any other new accounting pronouncements that had a material impact on its consolidated financial statements.
Recent Accounting Developments
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU
2020-04)
In March of 2020, the FASB issued ASU
2020-04,
“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU
2020-04
provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria that reference London Interbank Offered Rate (“LIBOR”) and another rate that is expected to be discontinued. ASU
2020-04
is effective as of March 12, 2020 through December 31, 2022. The Company is evaluating the impact of adopting ASU
2020-04.

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
Consolidated VIEs
The carrying amounts of assets and liabilities of consolidated VIEs was $1.2 billion, as of March 31, 2020 and $1.6 billion and $1.5 billion, respectively, as of December 31, 2019. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. In the first quarter of 2020, the Company deconsolidated one structured finance VIE due to the prepayment of the outstanding notes of the VIE. Also, in the first quarter of 2020, the Puerto Rico Sales Tax Financing Corporation (“COFINA”) Trusts established in 2019 were legally dissolved and the seven related VIEs were deconsolidated. There was no impact to the Company’s consolidated statement of operations for the first quarter of 2020 due to the deconsolidation of these VIEs. In the first quarter of 2019, the Company consolidated seven VIEs related to the Trusts established in connection with the COFINA Plan of Adjustment. On the initial consolidation of the Trusts, the Company recorded a loss of $42 million, representing the difference between the fair value of the Company’s financial guarantee within the Trusts and the carrying value of the insurance related balances on the COFINA policies. During 2019, all of the uninsured bonds held in the Trusts were sold and the proceeds were used to reduce National’s obligations under its original insurance policies upon passing the proceeds through the Trusts to certificate holders. In addition, in 2019, National elected to make a voluntary additional payment in the amount of $66 million with the effect of simultaneously reducing the Trust’s obligations to zero and satisfying in full the obligations under its original insurance policies. Consolidation and deconsolidation gains and losses are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 4: Variable Interest Entities (continued)
Nonconsolidated VIEs
The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of March 31, 2020 and December 31, 2019. The amounts included under the headings for the carrying value of assets and liabilities represent amounts reported within the applicable financial statement line items on the Company’s consolidated balance sheets. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	March 31, 2020
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$2,122	$12	$17	$119	$16	$474
Mortgage-backed commercial	21	-	-	-	-	-
Consumer asset-backed	363	-	1	1	1	17
Corporate asset-backed	870	-	6	531	7	2

Total global structured finance	3,376	12	24	651	24	493
Global public finance	1,723	-	8	-	8	-

Total insurance	$5,099	$12	$32	$651	$32	$493

	December 31, 2019
		Carrying Value of Assets			Carrying Value of Liabilities
						Loss and Loss
	Maximum				Unearned	Adjustment
	Exposure		Premiums	Insurance Loss	Premium	Expense
In millions	to Loss	Investments	Receivable	Recoverable	Revenue	Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$2,253	$15	$19	$107	$16	$436
Mortgage-backed commercial	26	-	-	-	-	-
Consumer asset-backed	384	-	1	1	1	11
Corporate asset-backed	937	-	6	673	7	-

Total global structured finance	3,600	15	26	781	24	447
Global public finance	1,926	-	8	-	9	-

Total insurance	$5,526	$15	$34	$781	$33	$447

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Certain state and local governments and territory obligors that National insures are under financial and budgetary stress. In addition, the
COVID-19
pandemic may present additional but unknown credit risks to National’s insured portfolio. Puerto Rico had been experiencing significant fiscal stress and constrained liquidity, and in response, the U.S. Congress passed PROMESA. In formulating loss reserves, the Company considers the following: environmental and political impacts; litigation; ongoing discussions with creditors; timing and amount of debt service payments and future recoveries; existing proposed restructuring plans or agreements; and deviations from these proposals in its probability-weighted scenarios. In September of 2019, National agreed to join the RSA with PREPA, other monoline insurers, a group of uninsured PREPA bondholders, Puerto Rico, and the Oversight Board. Refer to “Note 1: Business Developments and Risk and Uncertainties”, for further information on
COVID-19
and the Company’s Puerto Rico exposures.
Recoveries on Puerto Rico Losses
For recoveries on paid Puerto Rico losses, the estimates include assumptions related to the following: economic conditions and trends; political developments; the Company’s ability to enforce contractual rights through litigation and otherwise; discussions with other creditors and the obligors, any existing proposals; and the remediation strategy for an insured obligation that has defaulted or is expected for default.
International and Structured Finance Insurance
The international and structured finance insurance segment’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP do not include estimates for a policy insuring a credit derivative or on financial guarantee VIEs that are eliminated in consolidation. The policy insuring a credit derivative contract is accounted for as a derivative and is carried at fair value in the Company’s consolidated financial statements under GAAP. The fair value of the insured credit derivative contract is influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments under the Company’s insurance policy. Refer to “Note 8: Derivative Instruments” for a further discussion of the Company’s use of derivatives and their impact on the Company’s consolidated financial statements. In addition, the
COVID-19
may present additional but unknown credit risks to MBIA Corp.’s insured portfolio. Refer to “Note 1: Business Developments and Risk and Uncertainties”, for further information on
COVID-19.
RMBS Case Basis Reserves (Financial Guarantees)
The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies, excluding those on consolidated VIEs. The Company’s first-lien RMBS case basis reserves primarily relate to RMBS backed by alternative
A-paper
and subprime mortgage loans. The Company’s second-lien RMBS case basis reserves relate to RMBS backed by home equity lines of credit and closed-end
second mortgages. The Company calculated RMBS case basis reserves as of March 31, 2020 for both first and second-lien RMBS transactions using a process called the Roll Rate Methodology (“Roll Rate Methodology”). The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Roll Rate is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off
or liquidated. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses. Additional data used for both second and first-liens include historic averages of deal specific voluntary prepayment rates, forward projections of the LIBOR interest rates, and historic averages of deal-specific loss severities. In addition, for second-lien RMBS backed by home equity lines of credit, the Company assumes a constant basis spread between Prime and LIBOR interest rates.
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
CDO Reserves and Recoveries
The Company also has loss and loss adjustment expense (“LAE”) reserves on certain transactions within its CDO portfolio, primarily its multi-sector CDO asset class that was insured in the form of financial guarantee policies. MBIA’s insured multi-sector CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes, but are not limited to, RMBS-related collateral, multi-sector and corporate CDOs). The Company’s process for estimating reserves and credit impairments on these policies is determined as the present value of the probability-weighted potential future losses, net of estimated recoveries, across multiple scenarios. The Company considers several factors when developing the range of potential outcomes and their impact on MBIA. A range of loss scenarios is considered under different default and severity rates for each transaction’s collateral. Additionally, each transaction is evaluated for its commutation potential.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Zohar Recoveries
MBIA Corp. is seeking to recover the payments it made (plus interest and expenses) with respect to Zohar I and Zohar II. In March of 2018, the then-director of Zohar I and Zohar II placed those funds into voluntary bankruptcy proceedings in federal bankruptcy court in the District of Delaware (the “Zohar Funds Bankruptcy Cases”). In May of 2018, MBIA and certain parties to the Zohar Funds Bankruptcy Cases agreed to a stay of litigation and
 a
process, among other things (the “Zohar Bankruptcy Settlement”) by which the debtor funds, through an independent director and a chief restructuring officer, would work with the original sponsor of the funds to monetize the Zohar Assets and repay creditors, including MBIA Corp. While the stay of litigation provided for in the Zohar Bankruptcy Settlement has expired, the court ruled on September 27, 2019 that the monetization process will continue, which ruling has been appealed though not stayed.
While MBIA Corp. anticipates that the primary source of the recoveries will come from the monetization of the Zohar Assets, significant uncertainty remains with respect to realizable value. For example, on October 17, 2019, one of the portfolio companies, Dura Automotive Systems, LLC, and certain of its affiliates, filed for bankruptcy protection in federal bankruptcy court in the Middle District of Tennessee (the “Dura Bankruptcy Cases”). Effective November 8, 2019, the Dura Bankruptcy Cases were transferred to the District of Delaware. The Zohar debtors have substantial debt and equity interests in the Dura debtors, and any recovery on those interests is not expected to be material. In late March of 2020, the original sponsor of the Zohar Funds resigned from her role as director and manager of all the portfolio companies, except for Dura, which companies have debt and equity that comprise, in part, the Zohar Assets. New directors and managers are presently being put in place at these portfolio companies, although the Zohar Sponsor may continue to serve in some capacity at select portfolio companies until a replacement is put in place, and the monetization process remains in progress. There can be no assurance, however, that the recent coronavirus outbreak will not cause the monetization of the Zohar Assets to be delayed or impacted. Salvage and subrogation recoveries related to Zohar I and Zohar II are reported within “Insurance loss recoverable” on the Company’s consolidated balance sheet. The Company’s estimate of the insurance loss recoverable for Zohar I and Zohar II includes probability-weighted scenarios of the ultimate monetized recovery from the Zohar Assets.
Notwithstanding the procedures agreed to in the Zohar Bankruptcy Settlement and confirmed by the court, there can be no assurance that the monetization of the Zohar Assets will yield amounts sufficient to permit MBIA Corp. to recover a substantial portion of the payments it made on Zohar I and Zohar II. Failure to recover such payments could impede MBIA Corp.’s ability to make payments when due on other policies. MBIA Corp. believes that if the NYSDFS concludes at any time that MBIA Insurance Corporation will not be able to pay its policyholder claims, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the NYIL and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the NYSDFS.
Summary of Loss and LAE Reserves and Recoveries
The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs for the international and structured finance insurance segment, which are included in the Company’s consolidated balance sheets as of March 31, 2020 and December 31, 2019 are presented in the following table:

	As of March 31, 2020		As of December 31, 2019
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (2)	Insurance loss recoverable	Loss and LAE reserves (2)
U.S. Public Finance Insurance	$954	$451	$911	$432
International and Structured Finance Insurance:
Before VIE eliminations (1)	1,181	799	1,286	749
VIE eliminations (1)	(528)	(284)	(503)	(280)

Total international and structured finance insurance	653	515	783	469

Total	$1,607	$966	$1,694	$901

(1) -	Includes loan repurchase commitments of $506 million and $486 million as of March 31, 2020 and December 31, 2019, respectively.

(2) -	Amounts are net of expected recoveries.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)
Changes in Loss and LAE Reserves
The following table presents changes in the Company’s loss and LAE reserves for the three months ended March 31, 2020. Changes in loss reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in amount and timing of estimated claim payments and estimated recoveries on such claims, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of March 31, 2020, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 0.73%. LAE reserves are generally expected to be settled within a one-year
period and are not discounted. As of March 31, 2020 and December 31, 2019 the Company’s gross loss and LAE reserves included $35 million and $34 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Three Months Ended March 31, 2020
Gross Loss and LAE Reserves as of December 31, 2019 (1)	Loss Payments	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Other	Gross Loss and LAE Reserves as of March 31, 2020 (1)
$901	$(68)	$4	$(98)	$222	$6	(1)	$966

(1) -	Amounts are net of expected recoveries of unpaid claims.

The increase in the Company’s loss reserves for the three months ended March 31, 2020, primarily related to increases in insured first-lien RMBS transactions due to the decline in risk-free rates during the quarter used to present value loss reserves and an increase in expected payments on certain Puerto Rico exposures. This was partially offset by a decrease in reserves due a decline in risk-free rates used to present value loss reserves and actual payments made on certain Puerto Rico exposures.
Changes in Insurance Loss Recoverable
Insurance loss recoverable represents the Company’s estimate of recoveries on paid claims and LAE. The Company recognizes potential recoveries on paid claims based on the probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. The following table presents changes in the Company’s insurance loss recoverable for the three months ended March 31, 2020. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable
		for the Three Months Ended March 31, 2020
In millions	Gross Reserve as of December 31, 2019	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions (1)	Other (2)	Gross Reserve as of March 31, 2020
Insurance loss recoverable	$1,694	$(8)	$7	$157	$(241)	$(2)	$1,607

(1) -	Includes amounts related to paid claims and LAE that are expected to be recovered in the future.

(2) -	Primarily changes in amount and timing of collections.

The decrease in the Company’s insurance loss recoverable reflected in the preceding table was primarily due to a decline in expected recoveries on CDOs partially offset by increases in insurance loss recoverables on certain Puerto Rico exposures and RMBS transactions due to a decline in risk-free rates during the three months ended March 31, 2020.
Loss and LAE Activity
For the three months ended March 31, 2020, loss and LAE incurred primarily related to a decrease in expected salvage collections related to CDOs as well as declines in the risk-free rates during the quarter which increased the present value of the loss reserves, primarily related to first-lien RMBS transactions.
For the three months ended March 31, 2019, the benefit to losses and LAE primarily related to an increase in expected recoveries on Puerto Rico exposures partially offset by incurred losses related to first-lien RMBS transactions.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)
Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended March 31, 2020 and 2019, gross LAE related to remediating insured obligations were $9 million and $1 million, respectively.
Surveillance Categories
The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of March 31, 2020:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	42	18	-	219	279
Number of issues (1)	12	5	-	99	116
Remaining weighted average contract period (in years)	6.6	7.1	-	7.7	7.4
Gross insured contractual payments outstanding: (2)
Principal	$1,192	$224	$-	$3,736	$5,152
Interest	1,914	99	-	1,566	3,579

Total	$3,106	$323	$-	$5,302	$8,731

Gross Claim Liability (3)	$-	$-	$-	$1,068	$1,068
Less:
Gross Potential Recoveries (4)	-	-	-	1,781	1,781
Discount, net (5)	-	-	-	(91)	(91)

Net claim liability (recoverable)	$-	$-	$-	$(622)	$(622)

Unearned premium revenue	$6	$3	$-	$38	$47
Reinsurance recoverable on paid and unpaid losses (6)					$13

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	The gross claim liability with respect to Puerto Rico exposures are net of expected recoveries for policies in a net payable position.

(4) -	Gross potential recoveries with respect to certain Puerto Rico exposures are net of the claim liability for policies in a net recoverable position.

(5) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

(6) -	Included in “Other assets” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)
The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2019:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	45	19	-	212	276
Number of issues (1)	13	5	-	94	112
Remaining weighted average contract period (in years)	7.3	7.2	-	7.9	7.7
Gross insured contractual payments outstanding: (2)
Principal	$1,546	$248	$-	$3,794	$5,588
Interest	2,107	110	-	1,668	3,885

Total	$3,653	$358	$-	$5,462	$9,473

Gross Claim Liability (3)	$-	$-	$-	$965	$965
Less:
Gross Potential Recoveries (4)	-	-	-	2,184	2,184
Discount, net (5)	-	-	-	(453)	(453)

Net claim liability (recoverable)	$-	$-	$-	$(766)	$(766)

Unearned premium revenue	$6	$3	$-	$39	$48
Reinsurance recoverable on paid and unpaid losses (6)					$19

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	The gross claim liability with respect to Puerto Rico exposures are net of expected recoveries for policies in a net payable position.

(4) -	Gross potential recoveries with respect to certain Puerto Rico exposures are net of the claim liability for policies in a net recoverable position.

(5) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

(6) -	Included in “Other assets” on the Company’s consolidated balance sheets.

Note 6: Fair Value of Financial Instruments
Fair Value Measurement
Financial Assets and Liabilities
Financial assets held by the Company primarily consist of investments in debt securities, loans receivables at fair value and loan repurchase commitments held by consolidated VIEs. Financial liabilities, excluding derivative liabilities, issued by the Company primarily consist of debt issued for general corporate purposes within its corporate segment, medium-term notes (“MTNs”), investment agreements and debt issued by consolidated VIEs. The Company’s derivative liabilities are primarily interest rate swaps and insured credit derivatives.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Substantially all of these investments are valued based on recently executed transaction prices or quoted market prices by independent third parties, including pricing services and brokers. When quoted market prices are not available, fair value is generally determined using quoted prices of similar investments or a valuation model based on observable and unobservable inputs. Inputs vary depending on the type of investment. Observable inputs include contractual cash flows, interest rate yield curves, CDS spreads, prepayment and volatility scores, diversity scores, cross-currency basis index spreads, and credit spreads for structures similar to the financial instrument in terms of issuer, maturity and seniority. Unobservable inputs include cash flow projections and the value of any credit enhancement.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)
Significant Unobservable Inputs
The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

In millions	Fair Value as of March 31, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$98	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee (2)	-28% - 161% (19%) (1)
Loan repurchase commitments	506	Discounted cash flow	Recovery rates (3) Breach rates (3)
Liabilities of consolidated VIEs:
Variable interest entity notes	281	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	34% - 74% (60%) (1)
C redit d eri vative liabilit i es – CMBS	8	Direct Price Model	Nonperformance risk	54% - 54% (54%)
Other derivative liabilities	37	Discounted cash flow	Cash flows	$0 - $49 ($25) (4)

(1) -	Weighted average represents the total MBIA guarantees as a percentage of total instrument fair value.

(2) -	Negative percentage represents financial guarantee policies in a receivable position.

(3) -	Recovery rates include assumptions about legal risk in the enforcement of the Company’s contract and breach rates represent estimates of the percentage of ineligible loans.

(4) -	Midpoint of cash flows are used for the weighted average.

In millions	Fair Value as of December 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$136	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee (1)	-20% - 99% (22%)
Loan repurchase commitments	486	Discounted cash flow	Recovery rates (2) Breach rates (2)
Liabilities of consolidated VIEs:
Variable interest entity notes	347	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	37% - 76% (61%)
Credit d e rivative liabilities – CMBS	7	Direct Price Model	Nonperformance risk	54% - 54% (54%)
Other derivative liabilities	34	Discounted cash flow	Cash flows	$0 - $49 ($25) (3)

(1) -	Negative percentage represents financial guarantee policies in a receivable position.

(2) -	Recovery rates include assumptions about legal risk in the enforcement of the Company’s contract and breach rates represent estimates of the percentage of ineligible loans.

(3) -	Midpoint of cash flows are used for the weighted average.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)
Sensitivity of Significant Unobservable Inputs
The significant unobservable input used in the fair value measurement of the Company’s residential loans receivable at fair value of consolidated VIEs is the impact of the financial guarantee. The fair value of residential loans receivable is calculated by subtracting the value of the financial guarantee from the market value of VIE liabilities. The value of a financial guarantee is estimated by the Company as the present value of expected cash payments, net of recoveries, under the policy. If there had been a lower expected cash flow on the underlying loans receivable of the VIE, the value of the financial guarantee provided by the Company under the insurance policy would have been higher. This would have resulted in a lower fair value of the residential loans receivable in relation to the obligations of the VIE.
The significant unobservable inputs used in the fair value measurement of the Company’s loan repurchase commitments of consolidated VIEs are a breach rate, which represents the percentage of ineligible loans held within a trust, and a recovery rate, which reflects the estimate of future cash receipts including legal risk in the enforcement of the Company’s contractual rights. Significant increases or decreases in the breach rate assumptions would have resulted in significantly higher or lower fair values of the loan repurchase commitments, respectively. Additionally, changes in assumptions about the Company’s legal risk would have impacted the recovery rate assumptions, which would have significantly impacted the fair value measurement. The estimated recoveries of the loan repurchase commitments may differ from the actual recoveries that may be received in the future.
The significant unobservable input used in the fair value measurement of the Company’s VIE notes of consolidated VIEs is the impact of the financial guarantee. The fair value of VIE notes is calculated by adding the value of the financial guarantee to the market value of VIE assets. The value of a financial guarantee is estimated by the Company as the present value of expected cash payments under the policy. If the value of the guarantee provided by the Company to the obligations issued by the VIE had increased, the credit support would have added value to the liabilities of the VIE. This would have resulted in an increased fair value of the liabilities of the VIE.
The significant unobservable input used in the fair value measurement of MBIA Corp.’s commercial mortgage-backed securities (“CMBS”) credit derivative, which is valued using the Direct Price Model, is nonperformance risk. The nonperformance risk is an assumption of MBIA Corp.’s own ability to pay and whether MBIA Corp. will have the necessary resources to pay the obligations as they come due. Any significant increase or decrease in MBIA Corp.’s nonperformance risk would have resulted in a decrease or increase in the fair value of the derivative liabilities, respectively.
The significant unobservable input used in the fair value measurement of MBIA Corp.’s other derivatives, which are valued using a discounted cash flow model, is the estimates of future cash flows discounted using market rates and CDS spreads. Any significant increase or decrease in future cash flows would have resulted in an increase or decrease in the fair value of the derivative liability, respectively.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements
The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of March 31, 2020
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$763	$105	$-	$-	$868
State and municipal bonds	-	192	-	-	192
Foreign governments	-	11	-	-	11
Corporate obligations	-	1,234	-	-	1,234
Mortgage-backed securities:
Residential mortgage-backed agency	-	283	-	-	283
Residential mortgage-backed non-agency	-	22	-	-	22
Commercial mortgage-backed	-	21	-	-	21
Asset-backed securities:
Collateralized debt obligations	-	114	-	-	114
Other asset-backed	-	279	1	-	280

Total fixed-maturity investments	763	2,261	1	-	3,025
Money market securities	35	-	-	-	35
Perpetual debt and equity securities	27	21	-	-	48
Fixed-income fund	-	-	-	-	45	(1)
Cash and cash equivalents	212	-	-	-	212
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	1	-	-	1

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of March 31, 2020
Assets of consolidated VIEs:
Corporate obligations	-	8	-	-	8
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	38	-	-	38
Commercial mortgage-backed	-	15	-	-	15
Asset-backed securities:
Collateralized debt obligations	-	7	-	-	7
Other asset-backed	-	7	-	-	7
Cash	5	-	-	-	5
Loans receivable at fair value:
Residential loans receivable	-	-	98	-	98
Loan repurchase commitments	-	-	506	-	506
Other assets:
Currency derivatives	-	-	18	-	18
Other	-	-	15	-	15

Total assets	$1,042	$2,358	$638	$-	$4,083

Liabilities:
Medium-term notes	$-	$-	$98	$-	$98
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	2	8	-	10
Non-insured derivatives:
Interest rate derivatives	-	190	-	(31)	159
Other	-	-	37	-	37
Liabilities of consolidated VIEs:
Variable interest entity notes	-	50	281	-	331

Total liabilities	$-	$242	$424	$(31)	$635

(1) -	Investment that was measured at fair value by applying the net asset value per share practical expedient, and was required not to be classified in the fair value hierarchy.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance as of
	Assets	Inputs	Inputs	December 31,
In millions	(Level 1)	(Level 2)	(Level 3)	2019
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$791	$97	$-	$888
State and municipal bonds	-	200	-	200
Foreign governments	-	10	-	10
Corporate obligations	-	1,266	-	1,266
Mortgage-backed securities:
Residential mortgage-backed agency	-	330	-	330
Residential mortgage-backed non-agency	-	19	-	19
Commercial mortgage-backed	-	22	-	22
Asset-backed securities:
Collateralized debt obligations	-	140	-	140
Other asset-backed	-	326	1	327

Total fixed-maturity investments	791	2,410	1	3,202
Money market securities	154	-	-	154
Perpetual debt and equity securities	30	25	-	55
Fixed-income fund	-	-	-	51 (1)
Cash and cash equivalents	75	-	-	75
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	1	-	1

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2019
Assets of consolidated VIEs:
Corporate obligations	-	8	-	8
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	45	-	45
Commercial mortgage-backed	-	16	-	16
Asset-backed securities:
Collateralized debt obligations	-	6	-	6
Other asset-backed	-	8	-	8
Cash	8	-	-	8
Loans receivable at fair value:
Residential loans receivable	-	-	136	136
Loan repurchase commitments	-	-	486	486
Other assets:
Currency derivatives	-	-	8	8
Other	-	-	18	18

Total assets	$1,058	$2,519	$649	$4,277

Liabilities:
Medium-term notes	$-	$-	$108	$108
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	2	7	9
Non-insured derivatives:
Interest rate derivatives	-	132	-	132
Other	-	-	34	34
Other liabilities:
Other payable	-	-	4	4
Liabilities of consolidated VIEs:
Variable interest entity notes	-	56	347	403

Total liabilities	$-	$190	$500	$690

(1)	- Investment that was measured at fair value by applying the net asset value per share practical expedient, and was required not to be classified in the fair value hierarchy.

Level 3 assets at fair value as of March 31, 2020 and December 31, 2019 represented approximately 16% and 15%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of March 31, 2020 and December 31, 2019 represented approximately 67% and 72%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)
The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of March 31, 2020 and December 31, 2019. The majority of the financial assets and liabilities that the Company requires fair value reporting or disclosures are valued based on the estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flow model estimated, or quoted market values for similar products.

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of March 31, 2020	Carry Value Balance as of March 31, 2020
Assets:
Assets of consolidated VIEs:
Investments held-to-maturity	$-	$-	$572	$572	$529

Total assets	$-	$-	$572	$572	$529

Liabilities:
Long-term debt	$-	$856	$-	$856	$2,261
Medium-term notes	-	-	377	377	563
Investment agreements	-	-	415	415	295
Liabilities of consolidated VIEs:
Variable interest entity notes	-	261	570	831	829

Total liabilities	$-	$1,117	$1,362	$2,479	$3,948

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$723	$723	$(177)
Ceded	-	-	51	51	15

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2019	Carry Value Balance as of December 31, 2019
Assets:
Assets of consolidated VIEs:
Investments held-to-maturity	$-	$-	$892	$892	$890

Total assets	$-	$-	$892	$892	$890

Liabilities:
Long-term debt	$-	$1,073	$-	$1,073	$2,228
Medium-term notes	-	-	396	396	570
Investment agreements	-	-	394	394	304
Liabilities of consolidated VIEs:
Variable interest entity notes	-	261	892	1,153	1,136

Total liabilities	$-	$1,334	$1,682	$3,016	$4,238

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$556	$556	$(311)
Ceded	-	-	56	56	24

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)
The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2020 and 2019:
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2020

In millions	Balance, Beginning of Period	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2020	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of March 31, 2020 (1)
Assets:
Other asset-backed	$1	$-	$-	$-	$-	$-	$-	$-	$-	$1	$-	$-
Assets of consolidated VIEs:
Loans receivable- residential	136	(35)	-	-	-	(3)	-	-	-	98	(35)	-
Loan repurchase commitments	486	20	-	-	-	-	-	-	-	506	20	-
Currency derivatives	8	10	-	-	-	-	-	-	-	18	10	-
Other	18	(3)	-	-	-	-	-	-	-	15	(3)	-

Total assets	$649	$(8)	$-	$-	$-	$(3)	$-	$-	$-	$638	$(8)	$-

In millions	Balance, Beginning of Period	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2020	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of March 31, 2020 (2)
Liabilities:
Medium-term notes	$108	$2	$(12)	$-	$-	$-	$-	$-	$-	$98	$2	$(12)
Credit derivatives	7	1	-	-	-	-	-	-	-	8	1	-
Other derivatives	34	3	-	-	-	-	-	-	-	37	3	-
Other payable	4	-	-	-	-	(4)	-	-	-	-	-	-
Liabilities of consolidated VIEs:
VIE notes	347	(25)	(36)	-	-	(5)	-	-	-	281	(28)	(34)

Total liabilities	$500	$(19)	$(48)	$-	$-	$(9)	$-	$-	$-	$424	$(22)	$(46)

(1) -	Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

(2) -	Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2019

In millions	Balance, Beginning of Period	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2019
Assets:
Commercial mortgage-backed	$7	$-	$-	$-	$-	$(1)	$-	$-	$-	$6	$-
Other asset-backed	3	-	-	-	-	(1)	-	-	-	2	-
Assets of consolidated VIEs:
Corporate obligations	5	-	-	-	-	-	-	-	-	5	-
Collateralized debt obligations	1	-	-	-	-	-	-	-	-	1	-
Loans receivable-residential	172	42	-	-	-	(8)	-	-	-	206	42
Loan repurchase commitments	418	2	-	-	-	-	-	-	-	420	2
Currency derivatives	17	(3)	-	-	-	-	-	-	-	14	(3)
Other	14	1	-	-	-	-	-	-	-	15	1

Total assets	$637	$42	$-	$-	$-	$(10)	$-	$-	$-	$669	$42

In millions	Balance, Beginning of Period	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2019
Liabilities:
Medium-term notes	$102	$8	$(4)	$-	$-	$-	$-	$-	$-	$106	$7
Credit derivatives	33	(14)	-	-	-	-	-	-	-	19	(14)
Other derivatives	7	-	-	-	-	-	-	-	-	7	-
Other payable	5	1	-	-	-	(3)	-	-	-	3	1
Liabilities of consolidated VIEs:
VIE notes	366	41	(7)	-	5	(8)	-	-	-	397	32

Total liabilities	$513	$36	$(11)	$-	$5	$(11)	$-	$-	$-	$532	$26

(1)	- Transferred in and out at the end of the period.

For the three months ended March 31, 2020 and 2019, there were no transfers into or out of Level 3.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)
Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended March 31, 2020 and 2019 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
		Change in		Change in
		Unrealized		Unrealized
		Gains (Losses)		Gains (Losses)
		for the		for the
		Period Included		Period Included
		in Earnings		in Earnings
		for Assets		for Assets
		and		and
	Total Gains	Liabilities still	Total Gains	Liabilities still
	(Losses)	held as of	(Losses)	held as of
	Included	March 31,	Included	March 31,
In millions	in Earnings	2020	in Earnings	2019
Revenues:
Unrealized gains (losses) on insured derivatives	$(1)	$(1)	$14	$14
Net gains (losses) on financial instruments at fair value and foreign exchange	(5)	(5)	(7)	(7)
Other net realized gains (losses)	-	-	(1)	(1)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	17	20	1	10

Total	$11	$14	$7	$16

Fair Value Option
The Company elected to record at fair value certain financial instruments that are consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.
The following table presents the gains and (losses) included in the Company’s consolidated statements of operations for the three months ended March 31, 2020 and 2019 for financial instruments for which the fair value option was elected:

	Three Months Ended March 31,
In millions	2020	2019
Investments carried at fair value (1)	$(20)	$6
Fixed-maturity securities held at fair value-VIE (2)	(6)	26
Loans receivable at fair value:
Residential mortgage loans (2)	(35)	34
Loan repurchase commitments (2)	20	2
Other assets-VIE (2)	(3)	-
Medium-term notes (1)	(2)	(7)
Other liabilities (3)	-	(1)
Variable interest entity notes (2)	27	84

(1) -	Reported within “Net gains (losses) of financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.

(2) -	Reported within “Net gains (losses) of financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.

(3) -	Reported within “Other net realized gains (losses)” on MBIA’s consolidated statements of operations.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2020 and December 31, 2019 for loans and notes for which the fair value option was elected:

	As of March 31, 2020			As of December 31, 2019
	Contractual			Contractual
	Outstanding	Fair		Outstanding	Fair
In millions	Principal	Value	Difference	Principal	Value	Difference
Loans receivable at fair value:
Residential mortgage loans	$96	$87	$9	$107	$107	$-
Residential mortgage loans (90 days or more past due)	123	11	112	154	29	125

Total loans receivable and other instruments at fair value	$219	$98	$121	$261	$136	$125
Variable interest entity notes	$1,097	$331	$766	$1,126	$403	$723
Medium-term notes	$110	$98	$12	$112	$108	$4

The differences between the contractual outstanding principal and the fair values on loans receivable, VIE notes and MTNs, in the preceding table, are primarily attributable to credit risk. This is due to the high rate of defaults on loans (90 days or more past due), the collateral supporting the VIE notes and the nonperformance risk of the Company on its MTNs, which resulted in depressed pricing of the financial instruments.
Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option
As of March 31, 2020 and December 31, 2019, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were losses of $59 million and $107 million, respectively, reported in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the three months ended March 31, 2020 and 2019, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $2 million and $4 million, respectively.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments
Investments, excluding those elected under the fair value option, include debt and equity securities classified as either AFS or HTM.
The following tables present the amortized cost, allowance for credit losses, corresponding gross unrealized gains and losses and fair value for AFS and HTM investments in the Company’s consolidated investment portfolio as of March 31, 2020:

	March 31, 2020
In millions	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$758	$-	$101	$-	$859
State and municipal bonds	168	-	23	-	191
Foreign governments	10	-	-	(1)	9
Corporate obligations	1,114	-	90	(33)	1,171
Mortgage-backed securities:
Residential mortgage-backed agency	266	-	8	-	274
Residential mortgage-backed non-agency	27	-	1	(7)	21
Commercial mortgage-backed	20	-	-	(1)	19
Asset-backed securities:
Collateralized debt obligations	131	-	-	(19)	112
Other asset-backed	277	-	-	(2)	275

Total AFS investments	$2,771	$-	$223	$(63)	$2,931

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$575	$(46)	$43	$-	$572

Total HTM investments	$575	$(46)	$43	$-	$572

The following tables present the amortized cost, fair value, corresponding gross unrealized gains and losses and OTTI for AFS and HTM investments in the Company’s consolidated investment portfolio as of December 31, 2019:

	December 31, 2019
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments (1)
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$838	$46	$(2)	$882	$-
State and municipal bonds	178	22	-	200	-
Foreign governments	8	1	-	9	-
Corporate obligations	1,140	52	(1)	1,191	-
Mortgage-backed securities:
Residential mortgage-backed agency	317	3	-	320	-
Residential mortgage-backed non-agency	23	1	(5)	19	-
Commercial mortgage-backed	20	-	-	20	-
Asset-backed securities:
Collateralized debt obligations	139	-	(2)	137	-
Other asset-backed	321	1	(1)	321	-

Total AFS investments	$2,984	$126	$(11)	$3,099	$-

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$890	$2	$-	$892	$-

Total HTM investments	$890	$2	$-	$892	$-

(1) -	Represents unrealized gains or losses on OTTI securities recognized in AOCI, which includes the non-credit
component of impairments, as well as all subsequent changes in fair value of such impaired securities reported in AOCI.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)
HTM investments declined due to the early redemption of assets and liabilities within a structured finance VIE that was deconsolidated during the first quarter of 2020.
The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost, net of allowance for credit losses, and fair value as of March 31, 2020. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Due in one year or less	$476	$476	$-	$-
Due after one year through five years	500	506	-	-
Due after five years through ten years	345	357	-	-
Due after ten years	729	891	529	572
Mortgage-backed and asset-backed	721	701	-	-

Total fixed-maturity investments	$2,771	$2,931	$529	$572

Deposited and Pledged Securities
The fair value of securities on deposit with various regulatory authorities as of March 31, 2020 and December 31, 2019 was $11 million. These deposits are required to comply with state insurance laws.
Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.
Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of March 31, 2020 and December 31, 2019, the fair value of securities pledged as collateral for these investment agreements approximated $299 million and $313 million, respectively. The Company’s collateral as of March 31, 2020 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks. Additionally, the Company pledged cash as collateral under investment agreements in the amount of $8 million as of March 31, 2020.
Refer to “Note 8: Derivative Instruments” for information about securities posted to derivative counterparties.
Impaired Investments
The following table presents the
non-credit
related gross unrealized losses related to AFS investments as of March 31, 2020:

	March 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$4	$-	$-	$-	$4	$-
State and municipal bonds	31	-	-	-	31	-
Foreign governments	7	(1)	-	-	7	(1)
Corporate obligations	482	(31)	6	(2)	488	(33)
Mortgage-backed securities:
Residential mortgage-backed non-agency	9	(1)	9	(6)	18	(7)
Commercial mortgage-backed	9	(1)	-	-	9	(1)
Asset-backed securities:
Collateralized debt obligations	49	(4)	64	(15)	113	(19)
Other asset-backed	170	(2)	-	-	170	(2)

Total AFS investments	$761	$(40)	$79	$(23)	$840	$(63)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)
The following table presents the gross unrealized losses related to AFS investments as of December 31, 2019:

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$148	$(1)	$79	$(1)	$227	$(2)
State and municipal bonds	11	-	15	-	26	-
Corporate obligations	53	(1)	10	-	63	(1)
Mortgage-backed securities:
Residential mortgage-backed agency	62	-	7	-	69	-
Residential mortgage-backed non-agency	-	-	11	(5)	11	(5)
Commercial mortgage-backed	5	-	-	-	5	-
Asset-backed securities:
Collateralized debt obligations	44	-	77	(2)	121	(2)
Other asset-backed	48	(1)	7	-	55	(1)

Total AFS investments	$371	$(3)	$206	$(8)	$577	$(11)

Gross unrealized losses on AFS investments increased as of March 31, 2020 compared with December 31, 2019 primarily due to widening credit spreads, partially offset by lower interest rates.
With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of March 31, 2020 and December 31, 2019 was 8 and 10 years, respectively. As of March 31, 2020 and December 31, 2019, there were 42 and 63 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 41 and 16 securities, respectively, were below book value by more than 5%.
The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of March 31, 2020:

	AFS Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	8	$21	$20
> 15% to 25%	18	48	38
> 25% to 50%	13	33	21
> 50%	2	-	-

Total	41	$102	$79

The Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of March 31, 2020 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value.
Credit Losses on Investments
In calculating credit-related losses, the Company uses cash flow modeling based on the type of security. The Company’s cash flow analysis considers all sources of cash that support the payment of amounts owed by an issuer of a security. For AFS investments, this includes the credit enhancement taking into the consideration of cash expected to be provided by financial guarantors, including MBIA Corp. and National, resulting from an actual or potential insurance policy claim. In general, any change in the amount and/or timing of cash flows received or expected to be received, whether or not such cash flows are contractually defined, is reflected in the Company’s cash flow analysis for purposes of assessing a credit loss on an impaired security.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)
Each quarter, an internal committee, comprising staff that is independent of the Company’s evaluation process for determining credit losses of securities, reviews and approves the valuation of investments. Among other responsibilities, this committee ensures that the Company’s process for identifying and calculating allowance for credit losses, including the use of models and assumptions, is reasonable and complies with the Company’s internal policy.
Determination of Credit Losses on ABS, MBS and Corporate Obligations
AFS ABS investments are evaluated for credit loss using historical collateral performance, deal waterfall and structural protections, credit ratings, and forward looking projections of collateral performance based on business and economic conditions specific to each collateral type and risk. The underlying collateral is evaluated to identify any specific performance concerns, and stress scenarios are considered in forecasting ultimate returns of principal. Based on this evaluation, if a principal default is projected for a security, estimated future cash flows are discounted at the security’s effective interest rate used to recognize interest income on the security. For CDO investments, the Company uses the same tools as its RMBS investments discussed below, aggregating the bond level cash flows to the CDO investment level. If the present value of cash flows is less than the Company’s amortized cost for the security, the difference is recorded as a credit loss.
AFS RMBS investments are evaluated for credit losses using several quantitative tools. Loan level data is obtained and analyzed in a model that produces prepayment, default, and severity vectors. The model uses macro inputs, including housing price assumptions and interest rates. The vector outputs are used as inputs to a third-party cash flow model, which considers deal waterfall dynamics and structural features, to generate cash flows for an RMBS investment. The expected cash flows of the security are then discounted at the interest rate used to recognize interest income of the security to arrive at a present value amount. If the present value of the cash flows is less than the Company’s amortized cost for the investment, the difference is recorded as a credit loss.
For AFS corporate obligation investments, credit losses are evaluated using credit analysis techniques. The Company’s analysis includes a detailed review of a number of quantitative and qualitative factors impacting the value of an individual security. These factors include the interest rate of the security (fixed or floating), the security’s current market spread, any collateral supporting the security, the security’s position in the issuer’s capital structure, and credit rating upgrades or downgrades. Additionally, these factors include an assessment of various issuer-related credit metrics including market capitalization, earnings, cash flow, capitalization, interest coverage, leverage, liquidity and management. The Company’s analysis is augmented by comparing market prices for similar securities of other issuers in the same sector, as well as any recent corporate or government actions that may impact the ultimate return of principal. If the Company determines that a principal default is projected, a recovery analysis is performed using the above data. If the Company’s estimated recovery value for the security is less than its amortized cost, the difference is recorded as a credit loss.
For HTM corporate obligation investments, credit losses are evaluated based on quarterly estimates of the probability-weighted amount of principal and interest cash flows expected to be collected over the estimated remaining lives of the security. Developing the Company’s probability-weighted expected future cash flows is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions regarding the future performance. The Company’s considerations include, but are not limited to, (a) changes in the financial conditions of the security’s underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) changes in the financial condition, credit rating and near-term prospects of the issuer, (d) level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the security. Estimates of collectability require the use of significant management judgment and include the probability and timing of issuer’s default and loss severity estimates. In addition, cash flow projections may change when these factors are reviewed and updated as appropriate.
Determination of Credit Loss Guaranteed by the Company on Other Third-Party Guarantors
The Company does not recognize credit losses on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of March 31, 2020 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company:

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (2)
Mortgage-backed:
MBIA (1)	$9	$(6)	$22

(1) -	Includes investments insured by MBIA Corp. and National.

(2) -	Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)
Allowance for Credit Losses Rollforward
The Company did not establish an allowance for credit losses for AFS securities as of March 31, 2020 or purchase any credit-deteriorated assets for the three months ended March 31, 2020.
The following table presents the rollforward of allowance for credit losses on HTM investments for the three months ended March 31, 2020:

In millions		Three Months Ended March 31, 2020
	Balance as of January 1, 2020 1	Current period provision for expected credit losses	Initial allowance recognized for PCD assets	Write-Offs	Recoveries	Balance as of March 31, 2020
HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$37	$9	$-	$-	$-	$46

Total Allowance on HTM investments	$37	$9	$-	$-	$-	$46

(1) -	Represents transition adjustment upon adoption of ASU 2016-13.
Credit Loss Rollforward for AFS
The portion of certain unrealized losses on fixed-maturity securities that does not represent credit losses is recognized in AOCI. For these impairments, the net amount recognized in earnings represents the difference between the amortized cost of the security and the net present value of its projected future discounted cash flows prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the non-credit
related losses was recognized in AOCI, and the corresponding changes in such amounts. The additional credit loss impairments on securities previously impaired for the three months ended March 31, 2019 was primarily related to an impaired security for which a loss was recognized as the difference between the amortized cost and net present value of projected cash flows. The OTTI for the three months ended March 31, 2019 resulted from updated liquidity concerns and other adverse financial conditions of the issuer.

In millions	Three Months Ended
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	March 31, 2019
Beginning balance	$37
Additions for credit loss impairments recognized in the current period on securities previously impaired	28

Ending balance	$65

Sales of
Available-for-Sale
Investments
Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
In millions	2020	2019
Proceeds from sales	$279	$683
Gross realized gains	$11	$5
Gross realized losses	$(8)	$(1)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)
Equity Investments
Unrealized gains and losses recognized on equity investments held as of the end of each period for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
In millions	2020	2019
Net gains and (losses) recognized during the period on equity securities	$(13)	$5
Less:
Net gains and (losses) recognized during the period on equity securities sold during the period	-	1

Unrealized gains and (losses) recognized during the period on equity securities still held at the reporting date	$(13)	$4

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
International and Structured Finance Insurance
The Company has entered into a derivative instrument to provide financial guarantee insurance to a structured finance transaction that does not qualify for the financial guarantee scope exception and, therefore, is accounted for as a derivative. The insured CDS contract, referencing CMBS, is intended to be held for the entire term of the contract unless a settlement with the counterparty is negotiated. The Company no longer insures new CDS contracts except for transactions related to the restructuring of existing exposures. The Company’s derivative exposure within its international and structured finance insurance segment also includes insured interest rate and inflation-linked swaps related to insured debt issues. Changes in the fair values of the Company’s insured derivatives within its International and Structured Finance segment are included in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 8: Derivative Instruments (continued)
Credit Derivatives Sold
The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of March 31, 2020 and December 31, 2019. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s Investor Services (“Moody’s”), Standard & Poor’s Financial Services, LLC (“S&P”) or MBIA.

$ in millions	As of March 31, 2020
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	0.8 Years	$-	$-	$-	$-	$24	$24	$(8)
Insured swaps	15.0 Years	-	64	1,256	374	-	1,694	(2)

Total notional		$-	$64	$1,256	$374	$24	$1,718

Total fair value		$-	$-	$(1)	$(1)	$(8)		$(10)

$ in millions	As of December 31, 2019
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	1.0 Years	$-	$-	$-	$-	$32	$32	$(7)
Insured swaps	14.6 Years	-	66	1,284	445	-	1,795	(2)

Total notional		$-	$66	$1,284	$445	$32	$1,827

Total fair value		$-	$-	$(1)	$(1)	$(7)		$(9)

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
Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of March 31, 2020, the Company did not hold cash collateral to derivative counterparties but posted $36 million cash collateral to derivative counterparties. As of December 31, 2019, the Company did not hold or post cash collateral to derivative counterparties.
As of March 31, 2020 and December 31, 2019, the Company had securities with a fair value of $218 million and $181 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale,
at fair value” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 8: Derivative Instruments (continued)
As of March 31, 2020 and December 31, 2019, the fair value on one Credit Support Annex (“CSA”) was $1 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of March 31, 2020 and December 31, 2019, the counterparty was rated Aa3 by Moody’s and A+ by S&P.
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
The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of March 31, 2020:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$24	Other assets	$-	Derivative liabilities	$(8)
Insured swaps	1,694	Other assets	-	Derivative liabilities	(2)
Interest rate swaps	439	Other assets	1	Derivative liabilities	(190)
Interest rate swaps-embedded	227	Medium-term notes	-	Medium-term notes	(10)
Currency swaps-VIE	57	Other assets-VIE	18	Derivative liabilities-VIE	-
All other	49	Other assets	-	Derivative liabilities	(37)

Total non-designated derivatives	$2,490		$19		$(247)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.
The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of December 31, 2019:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$32	Other assets	$-	Derivative liabilities	$(7)
Insured swaps	1,795	Other assets	-	Derivative liabilities	(2)
Interest rate swaps	441	Other assets	1	Derivative liabilities	(132)
Interest rate swaps-embedded	232	Medium-term notes	-	Medium-term notes	(15)
Currency swaps-VIE	58	Other assets-VIE	8	Derivative liabilities-VIE	-
All other	49	Other assets	-	Derivative liabilities	(34)

Total non-designated derivatives	$2,607		$9		$(190)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 8: Derivative Instruments (continued)
The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2020 and 2019:

In millions
Derivatives Not Designated as		Three Months Ended March 31,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2020	2019
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(1)	$14
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(56)	(20)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	10	(3)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	-

Total		$(50)	$(9)

Note 9: Income Taxes
The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
In millions	2020	2019
Income (loss) before income taxes	$(333)	$(19)
Provision (benefit) for income taxes	$-	$2
Effective tax rate	0.0%	-10.5%
For the three months ended March 31, 2020 and 2019, the Company’ effective tax rate applied to its loss before income taxes was lower than the U.S. statutory tax rate due to the full valuation allowance on the changes in its net deferred tax asset.
Deferred Tax Asset, Net of Valuation Allowance
The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax
income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $923 million and $873 million as of March 31, 2020 and December 31, 2019, respectively. The Company will continue to analyze the valuation allowance on a quarterly basis.
Net operating losses (“NOLs”) of property and casualty insurance companies are permitted to be carried back two years and carried forward 20 years, except where modified by the CARES Act as outlined below. NOLs of property and casualty insurance companies are not subject to the 80 percent taxable income limitation and indefinite lived carryforward period required by the Tax Cuts and Jobs Act applicable to general corporate NOLs.
Accounting for Uncertainty in Income Taxes
The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of March 31, 2020 and December 31, 2019, the Company had no UTB.
Federal income tax returns through 2011 have been examined or surveyed. As of March 31, 2020, the Company’s NOL is approximately $3.1 billion. NOLs generated prior to tax reform and property and casualty NOLs generated after tax reform will expire between tax years 2032 through 2040. As of March 31, 2020, the Company has a foreign tax credit carryforward of $61 million, which will expire between tax years 2020 through 2030. As of March 31, 2020, the Company has an alternative minimum tax (“AMT”) credit of $12.7 million. As a result of the CARES Act, the remaining AMT credit will be refunded during calendar year 2020. The AMT credit refundable to the Company is included in “Other assets” of the Company’s consolidated balance sheet.
Section 382 of the Internal Revenue Code
On May 2, 2018, MBIA Inc.’s shareholders ratified an amendment to the Company’s
By-Laws,
which had been adopted earlier by MBIA Inc.’s Board of Directors. The amendment places restrictions on certain acquisitions of Company stock that otherwise may have increased the likelihood of an ownership change within the meaning of Section 382 of the Internal Revenue Code. With certain exceptions, the amendment generally prohibits a person from becoming a “Section 382 five-percent shareholder” by acquiring, directly or by attribution, 5% or more of the outstanding shares of the Company’s common stock.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 9: Income Taxes (continued)
Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, as part of the business stimulus package in response to
COVID-19
pandemic, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act established new tax provisions including, but not limited to: (1) five-year carryback of NOLs generated in 2018, 2019 and 2020; (2) accelerated refund of AMT credit carryforwards; and (3) retroactive changes to allow accelerated depreciation for certain depreciable property. The legislation does not have a material impact on the Company’s tax positions due to the lack of taxable income in the carryback periods. The Company expects to receive a cash benefit for its remaining AMT credits in 2020 as provided by the CARES Act.
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

MBIA Corp. insures
non-U.S.
public finance and global structured finance obligations, including asset-backed obligations. MBIA Corp. has insured sovereign-related and sub-sovereign
bonds, utilities, privately issued bonds used for the financing of projects that include toll roads, bridges, airports, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, and leases for equipment, aircraft and real estate property. MBIA Corp. has also written policies guaranteeing obligations under certain other derivative contracts, including termination payments that may become due upon certain insolvency or payment defaults of the financial guarantor or the issuer. The Company is no longer insuring new CDS contracts except for transactions related to the restructuring of existing exposures. MBIA Corp. has not written any meaningful amount of business since 2008.
Segments Results
The following tables provide the Company’s segment results for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues (1)	$30	$6	$7	$-		$43
Net gains (losses) on financial instruments at fair value and foreign exchange	(18)	(56)	11	-		(63)
Revenues of consolidated VIEs	-	-	14	-		14
Inter-segment revenues (2)	7	18	4	(29)		-

Total revenues	19	(32)	36	(29)		(6)
Losses and loss adjustment	48	-	195	-		243
Operating	2	14	4	-		20
Interest	-	16	31	-		47
Expenses of consolidated VIEs	-	-	17	-		17
Inter-segment expenses (2)	14	6	9	(29)		-

Total expenses	64	36	256	(29)		327

Income (loss) before income taxes	$(45)	$(68)	$(220)	$-		$(333)

Identifiable assets	$3,867	$1,000	$4,051	$(2,286)	(3)	$6,632

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

(3) -	Consists primarily of intercompany reinsurance balances and repurchase agreements.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 10: Business Segments (continued)

	Three Months Ended March 31, 2019
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations	Consolidated
Revenues (1)	$38	$7	$10	$-	$55
Net change in fair value of insured derivatives	-	-	14	-	14
Net gains (losses) on financial instruments at fair value and foreign exchange	40	(18)	-	-	22
Net investment losses related to other-than-temporary impairments	(28)	-	-	-	(28)
Other net realized gains (losses)	1	(1)	1	-	1
Revenues of consolidated VIEs	(14)	-	-	-	(14)
Inter-segment revenues (2)	7	19	3	(29)	-

Total revenues	44	7	28	(29)	50
Losses and loss adjustment	(50)	-	12	-	(38)
Operating	2	22	6	-	30
Interest	-	19	33	-	52
Expenses of consolidated VIEs	-	-	25	-	25
Inter-segment expenses (2)	15	6	8	(29)	-

Total expenses	(33)	47	84	(29)	69

Income (loss) before income taxes	$77	$(40)	$(56)	$-	$(19)

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.

(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.

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
Basic earnings per share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all unvested restricted stock outstanding during the period that could potentially result in the issuance of common stock. The dilution from unvested restricted stock is calculated by applying the two-class
method and using the treasury stock method. The treasury stock method assumes the proceeds from the unrecognized compensation expense from unvested restricted stock will be used to purchase shares of the Company’s common stock at the average market price during the period. If the potentially dilutive securities disclosed in the table below become vested, the transaction would be net share settled resulting in a significantly lower impact to the outstanding share balance in comparison to the total amount of the potentially dilutive securities. During periods of net loss, unvested restricted stock is excluded from the calculation because they would have an antidilutive affect. Therefore, in periods of net loss, the calculation of basic and diluted earnings per share would result in the same value.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 11: Earnings Per Share (continued)
The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
In millions except per share amounts	2020	2019
Basic earnings per share:
Net income (loss) available to common shareholders	(333)	(21)
Basic weighted average shares (1)	72.1	85.6

Net income (loss) per basic common share	$(4.62)	$(0.24)

Diluted earnings per share:
Net income (loss) available to common shareholders	(333)	(21)
Diluted weighted average shares (1)	72.1	85.6

Net income (loss) per diluted common share	$(4.62)	$(0.24)

Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	4.9	4.5

(1) -	Includes 0.9 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for each of the three months ended March 31, 2020 and 2019, respectively.

Note 12: Accumulated Other Comprehensive Income
The following table presents the changes in the components of AOCI for the three months ended March 31, 2020:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Instrument-Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, December 31, 2019	$112	$(7)	$(107)	$(2)
Other comprehensive income (loss) before reclassifications	48	-	46	94
Amounts reclassified from AOCI	(3)	-	2	(1)

Net period other comprehensive income (loss)	45	-	48	93

Balance, March 31, 2020	$157	$(7)	$(59)	$91

The following table presents the details of the reclassifications from AOCI for the three months ended March 31, 2020 and 2019:

In millions	Amounts Reclassified from AOCI

	Three Months Ended March 31,
Details about AOCI Components	2020	2019	Affected Line Item on the Consolidated Statements of Operations

Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$3	$39	Net gains (losses) on financial instruments at fair value and foreign exchange
Credit losses	-	(28)	Net investment losses related to OTTI

Total unrealized gains (losses) on AFS securities	3	11
Instrument-specific credit risk of liabilities:
Settlement of liabilities	(2)	(4)	Net gains (losses) on financial instruments at fair value and foreign exchange

Total reclassifications for the period	$1	$7	Net income (loss)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 13: Commitments and Contingencies
The following commitments and contingencies provide an update of those discussed in “Note 19: Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, and should be read in conjunction with the complete descriptions provided in the aforementioned Form
10-K.
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
Tilton v. MBIA Inc., et al.;
No.
7:19-cv-09733-WHP
(S.D.N.Y.)
On November 2, 2015, Lynn Tilton and Patriarch Partners XV, LLC filed a complaint in New York State Supreme Court, Westchester County, against MBIA Inc. and MBIA Corp., alleging fraudulent inducement and related claims arising from purported promises made in connection with insurance policies issued by MBIA Corp. on certain collateralized loan obligations managed by Ms. Tilton and affiliated Patriarch entities, and seeking damages. Plaintiffs filed an amended complaint on January 15, 2016. On October 21, 2019, the Company removed the case to the United States District Court for the Southern District.
Tilton et al. v. MBIA Inc., et al., Adversary Case No.
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
3567-LTS
(D.P.R. August 23, 2019) (Swain, J.)
On January 16, 2020, National, Ambac and Assured (“Movants”) filed a renewed motion in the PRHTA Title III case for relief from the automatic stay or, in the alternative, adequate protection. The motion seeks leave to file a complaint in Puerto Rico, and argues that the revenues securing the bonds insured by Movants are being improperly diverted away from PRHTA, despite such revenues being the exclusive property of PRHTA and its bondholders. Movants argue that the bonds are secured by two categories of collateral: (i) Toll Revenues, and (ii) Excise Taxes collected on behalf of HTA and bondholders by the Commonwealth, which are subject to both perfected security interests. Movants explain that, although PROMESA expressly preserves liens, the Commonwealth improperly diverted HTA’s pledged revenues and commingled HTA’s funds with those of the Commonwealth. In addition, the Commonwealth has asserted an outright ownership interest in the Excise Taxes, which Movants argue the Commonwealth is required to hold in trust for HTA and its bondholders. Movants assert that these actions have caused a permanent loss of collateral and threaten Movants’ interest in its remaining collateral. The preliminary lift stay hearing date is currently scheduled for June 4, 2020.
The Financial Oversight and Management Board for Puerto Rico, as representative of The Puerto Rico Electric Power Authority, et al.
, Case No. 17 BK
4780-LTS
(D.P.R. July 19, 2017) (Swain, J.)
On July 18, 2017, National, together with other PREPA bondholders, asked the court overseeing PREPA’s Title III bankruptcy proceeding to lift the automatic bankruptcy stay, and permit bondholders to seek appointment of a receiver to oversee PREPA. On September 14, 2017, the court held that PROMESA barred relief from the stay. The bondholders appealed the decision to the First Circuit. On August 8, 2018, the First Circuit issued an order reversing Judge Swain’s decision on jurisdictional grounds and remanding the motion. On October 3, 2018, National, together with other monolines filed an updated motion for relief from the automatic stay to allow Movants to exercise their statutory right to have a receiver appointed at PREPA. The Oversight Board filed a motion to dismiss the receiver motion. The motions have been stayed until five business days following the ruling on the PREPA 9019 Settlement Motion. The PREPA 9019 Settlement Motion has been adjourned until further order of the Court.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 13: Commitments and Contingencies (continued)
Definitive Restructuring Support Agreement for PREPA
On May 3, 2019, PREPA, the Oversight Board, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”), the Ad Hoc Group of PREPA bondholders (the “Ad Hoc Group”), and Assured Guaranty Corp. and Assured Guaranty Municipal Corp. (“Assured”) (together, the “RSA Parties”) entered into the RSA. On September 9, 2019 National, Syncora Guarantee Inc. (“Syncora”), and the RSA Parties agreed on an amendment to the RSA pursuant to which National and Syncora joined the RSA. The RSA includes the agreement for resolving PREPA’s restructuring plan issues and arrangements.
Pursuant to the RSA, the Oversight Board filed a Rule 9019 motion with the Title III court in May of 2019 seeking approval of the RSA (the “Settlement Motion”). The RSA requires, upon entry of the order approving the Settlement Motion (the “9019 Order”), that Movants will withdraw the Receiver Motion, and the Ad Hoc Group will support such withdrawal. As contemplated by the RSA, on July 1, 2019, the Oversight Board and AAFAF also filed an adversary complaint against the Trustee for the PREPA Bonds, challenging the validity of the liens arising under the Trust Agreement that secure insured obligations of National. The adversary proceeding is stayed until the earlier of (a) 60 days after the Court denies the Settlement Motion, (b) consummation of a Plan, (c) 60 days after the filing by the Oversight Board and AAFAF of a Litigation Notice, or (d) further order of the Court. The hearing for the Settlement Motion has been adjourned until further order of the Court.
Cortland Capital Market Services LLC, et al. v. The Financial Oversight and Management Board for Puerto Rico et, al.,
Case No.
 19-00396
(D.P.R. July 9, 2019) (Swain, J.)
On July 9, 2019, the “Fuel Line Lenders,” parties who extended approximately $700 million to PREPA beginning in 2012 to fund fuel purchases, filed an adversary complaint against the Oversight Board, PREPA, AAFAF, and the Trustee for the PREPA Bonds, alleging that they are entitled to be paid in full before National and other bondholders have any lien on or recourse to PREPA’s assets, including pursuant to the RSA. On September 30, 2019, the Fuel Line Lenders filed an amended complaint which added National, Assured, Syncora, and the Ad Hoc Group as defendants. Defendants moved to dismiss the Fuel Line Lenders’ adversary complaint on November 11, 2019. The Fuel Line Lenders filed their opposition to the motion to dismiss on December 5, 2019. Defendants’ reply in support of the motion to dismiss was filed February 3, 2020. The hearing on the motion to dismiss was adjourned until the Court determines when the 9019 Settlement Motion and related litigation will recommence.
The Financial Oversight and Management Board for Puerto Rico, as Representative of the Commonwealth of Puerto Rico, et al. v. the Puerto Rico Public Buildings Authority
, Case No.
 18-00149
(D.P.R. December 21, 2018) (Swain, J.)
On December 21, 2018, the Oversight Board and the Official Committee of Unsecured Creditors of all Debtors other than COFINA filed an adversary complaint against the Puerto Rico Public Buildings Authority (“PBA”), seeking a declaration that leases purportedly entered into by PBA are in fact disguised financing transactions and that PBA therefore has no right under PROMESA or the Bankruptcy Code to receive post-petition payments from the Title III debtors or administrative claims against the debtors. On January 28, 2019, National filed a motion to intervene in the proceeding. On March 12, 2019, the Court granted National’s intervention motion. On March 19, 2019, National filed an answer to the complaint. On September 27, 2019, the Oversight Board filed a voluntary petition for relief for PBA pursuant to PROMESA, commencing a case under Title III. The complaint has been stayed indefinitely by order of the Court.
The Financial Oversight and Management Board for Puerto Rico, as Representative of the Commonwealth of Puerto Rico, et al. v. National Public Finance Guarantee Corporation, et al
., Case No.
 19-00291
(D.P.R. May 2, 2019) (Swain, J.)
On May 2, 2019, the Oversight Board and the Official Committee of Unsecured Creditors of all Title III Debtors (other than COFINA) (the “Committee”) filed lien avoidance adversary complaints against several hundred defendants, including National, challenging the existence, extent, and enforceability of GO bondholders’ liens. After an approximately five-month stay of litigation entered by the Court on July 24, 2019, these adversary proceedings resumed pursuant to an interim schedule entered by the Court in December 2019. On February 5, 2020, National and Assured Guaranty Municipal Corp. filed a motion to dismiss the adversary proceeding. The motion has been stayed indefinitely by order of the Court.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 13: Commitments and Contingencies (continued)
National Public Finance Guarantee Corporation et al. v. UBS Financial Services, Inc. et al.,
No.
19-422-LTS
(D.P.R.), removed from No. SJ2019CV07932 (Superior Court San Juan)
On August 8, 2019, National and MBIA Corp. filed suit in the Court of First Instance in San Juan, Puerto Rico against UBS Financial Services, Inc., UBS Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Merrill Lynch, Fenner & Smith Inc., RBC Capital Markets LLC, and Santander Securities LLC, bringing two claims under Puerto Rico law: doctrina de actos propios (the doctrine of one’s own acts) and unilateral declaration of will. These claims concern the insurance by National of bonds issued by the Commonwealth of Puerto Rico and its instrumentalities that were underwritten by these defendants. National alleges that, when the defendants solicited bond insurance, they represented through their acts that they would investigate certain information they provided to National and that they had a reasonable basis to believe that information was true and complete. National further alleges that the defendants did not perform such investigations and that key information was untrue or incomplete. National seeks damages to be proven at trial. On September 9, 2019, Defendants removed National’s claims to federal court in the District of Puerto Rico. National filed its motion to remand the case on October 9, 2019. The court has not requested a hearing, and the motion is pending.
Complaint Objecting to Defendants’ Claims and Seeking Related Relief,
Case No.
17-03283-LTS
(D.P.R. January 16, 2020) (Swain J.)
On January 16, 2020, the Oversight Board filed an adversary complaint against National, Ambac, Assured Guaranty, Assured Guaranty Municipal Corp., Financial Guaranty Insurance Company, Peaje Investments LLC and the Bank of New York Mellon as fiscal agent. The Oversight Board challenges the claims and validity of the liens asserted against the Commonwealth by holders of HTA bonds. The complaint contains 201 counts against the bondholder parties objecting to proofs of claim and security interests asserted regarding the Commonwealth’s retention of certain revenues previously assigned to HTA. This matter is currently stayed but the Court permitted the Oversight Board to file certain limited cross motions on April 28, 2020.
Complaint Objecting to Defendants’ Claims and Seeking Related Relief,
Case No.
20-00007-LTS
(January 16, 2020) (Swain J.)
On January 16, 2020, the Oversight Board and the Creditors Committee filed an adversary complaint against National and other defendants challenging the claims and validity of the liens asserted against HTA by holders and insurers of HTA bonds. The complaint contains 302 counts challenging the claims and liens asserted against HTA. This matter has been stayed indefinitely by order of the Court.
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
Lease Commitments
The Company has a lease agreement for its headquarters in Purchase, New York as well as other immaterial leases for offices in New York, New York and San Francisco, California, as well as office equipment. The Purchase, New York initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense is recognized on a straight-line basis. The following table provides information about the Company’s leases as of March 31, 2020:

$ in millions	As of March 31, 2020	Balance Sheet Location
Right-of-use asset	$21	Other assets
Lease liability	$21	Other liabilities
Weighted average remaining lease term (years)	8.3
Discount rate used for operating leases	7.5%
Total future minimum lease payments	$31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations of MBIA Inc. should be read in conjunction with our Annual Report on Form
10-K
for the year ended December 31, 2019 and the consolidated financial statements and notes thereto included in this Form
10-Q.
In addition, this discussion and analysis of financial condition and results of operations includes statements of the opinion of MBIA Inc.’s management which may be forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Refer to “Risk Factors” in Part II, Item 1A and “Forward-Looking Statements” and “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form
10-K
for the year ended December 31, 2019 for a further discussion of risks and uncertainties.
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
EXECUTIVE OVERVIEW
COVID-19
The outbreak of the novel coronavirus
COVID-19
(“COVID-19”),
a respiratory disease caused by a new strain of coronavirus, was declared a pandemic by the World Health Organization in March of 2020 and has spread globally. The pandemic has affected a wide range of economic activities, domestic and global business and financial markets. The outbreak and its attendant governmental policy and social responses are evolving rapidly. Many states and municipalities have enacted various quarantining and
“shelter-in-place”
regulations which severely limit economic activity and travel. The Company’s employees have been working remotely since early March as the Company successfully implemented its business continuity plans. We continue to perform all of our traditional operations, including surveilling and, as necessary, remediating, the credits in our insured portfolios.
Insured portfolios
At this time it is not possible to comprehensively quantify the financial impact of the pandemic on our operating insurance companies’ overall insured portfolios, or to account for the impact of the outbreak on most of the specific credits within those portfolios, due to, in part, challenges in determining whether and to what extent the underlying credits will be able or willing to continue to meet their debt service obligations or avoid long term impairment in this environment. Adverse impacts on macroeconomic factors resulting from the spread of
COVID-19,
including without limitation reduced economic activity and certainty, increased unemployment, increased loan defaults or delinquencies, and increased stress on municipal budgets, including due to reduced tax revenues and the ability to raise taxes or limit spending, could materially and adversely affect the performance of our insured portfolios. The impact of the pandemic on National’s financial guarantee credits is likely to vary based on the nature of the taxes, fees and revenues pledged to debt repayment and their sensitivity to the related slowdown in economic activity. Several of the credits within National’s insured portfolio have made public pronouncements that the pandemic has had an impact on their economic status, without yet providing any specific quantification of the impact. The duration of the pandemic, the availability of federal aid to state and local governments, and the breadth and speed of economic recovery may all contribute to the ultimate degree and length of the economic stress incurred by the credits in National’s and MBIA Corp.’s insured portfolios. Further, any national recession that may result from the pandemic and its aftermath could, present additional but yet unknown credit risks to National’s and MBIA Corp.’s insured portfolios.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW (continued)
Federal legislation passed to combat the economic impact of the pandemic, principally the $2.2 trillion Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, and an additional nearly $500 billion approved by Congress and the President in late April of 2020, included significant aid to public sector issuers including states, territories, healthcare, higher education and transportation issuers. In addition, the Federal Reserve has announced several actions in furtherance of its mandate from Congress to promote the stability of the financial system that are directly supportive of the municipal market. It is premature to assess whether these or any subsequent federal responses will prevent or reduce financial distress in the municipal sector. If the issuers of the obligations in National’s insured portfolio, including the Commonwealth of Puerto Rico and its instrumentalities (“Puerto Rico”), are unable to raise taxes, reduce spending, or receive federal assistance, we may experience new or additional losses or impairments on those obligations, which could materially and adversely affect our business, financial condition and financial results.
Certain of MBIA Corp.’s structured finance policies, including those in which the underlying principal obligations are comprised of residential or commercial mortgages and mortgage-backed securities, could be negatively impacted by delays or failures of borrowers to make payments of principal and interest when due, or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities. MBIA Corp. has recorded significant loss reserves on its residential mortgage-backed securities (“RMBS”) and collateralized debt obligations (“CDO”) exposures, and there can be no assurance that these reserves will be sufficient if the pandemic causes further deterioration to the economy. These transactions are also subject to servicer risks, which relate to problems with the transaction’s servicer that could adversely impact performance of the underlying assets. Additionally, several of our credits, particularly within our international public finance sector, feature large, near term debt-service payments, and there can be no assurance that the liquidity position of MBIA Corp. will enable it to satisfy any claims that arise if the issuers of such credits are unable or unwilling to refinance or repay their obligations. MBIA Corp. has recorded substantial expected recoveries on certain RMBS transactions, and the forbearance options available under the CARES Act for mortgage borrowers who are facing financial difficulties, may delay or impair collections on these recoveries.
Liquidity
The Company continues to monitor its cash and liquid asset resources using cash forecasting and stress-scenario testing. Members of the Company’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity levels. It remains premature to predict the full impact the pandemic may have on our future liquidity position and needs. Declines in the market value or rating eligibility of assets pledged against the Company’s obligations as a result of credit market deterioration caused by
COVID-19
require additional eligible assets to be pledged in order to meet minimum required collateral amounts against these obligations. This could require the Company to sell assets, potentially with substantial losses or use free cash or other assets to meet the collateral requirements, thus negatively impacting the Company’s liquidity position. Associated declines in the yields in our insurance companies’ fixed-income portfolios could materially impact investment income.
Financial Highlights
The following table presents our financial highlights. In the fourth quarter of 2019, the Company adopted Accounting Standards Update (“ASU”)
2019-12,
“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as of January 1, 2019. As a result of adopting ASU
2019-12,
the Company revised its previously reported amounts for the three months ended March 31, 2019. Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for more information about the impact of ASU
2019-12.
A detailed discussion of our financial results is presented within the “Results of Operations” section included herein. Refer to the “Capital Resources—Insurance Statutory Capital” section for a discussion of National’s and MBIA Insurance Corporation’s capital position under statutory accounting principles (“U.S. STAT”).

	Three Months Ended March 31,
In millions except per share amounts	2020	2019
Net income (loss)	$(333)	$(21)
Net income (loss) per diluted share	$(4.62)	$(0.24)
Adjusted net income (loss) (1)	$(47)	$39
Adjusted net income (loss) per diluted share (1)	$(0.65)	$0.45
Cost of shares purchased or repurchased	$65	$4

(1) -	Adjusted net income (loss) and adjusted net income (loss) per diluted share are
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
Economic and Financial Market Trends
The U.S. economy faced unprecedented challenges during the first quarter of 2020 due to the
COVID-19
pandemic which has rapidly spread across the world. Prior to the pandemic, the U.S. economy was relatively healthy as evidenced by a strong labor market and low inflation. The Federal Reserve has vowed to use all of its resources and tools to support the economy by assisting households, employers, and state and local governments during the coronavirus pandemic.
The Federal Open Market Committee lowered its target range for the federal funds rate to 0 to
1
/
4
percent at its March 2020 meeting. The Federal Reserve has committed to keeping interest rates at or near zero in order to lower borrowing costs until they are confident that the economy has stabilized and the health crisis has subsided. The Federal Reserve stated it will use its full range of authorities to ensure that the eventual recovery will be as robust as possible.
Economic and financial market trends could impact the Company’s financial results. As a result of the pandemic, many states and municipalities will experience financial distress through delayed tax collections, inability to reduce spending and not receiving timely financial assistance. Economic deterioration at the state and local level weakens the credit quality of the issuers of our insured municipal bonds, reduces the performance of our insured U.S. public finance portfolio and could increase the amount of National’s potential incurred losses. In addition, lower interest rates could result in decreased returns on our Company’s investment portfolios. Refer to the
“COVID-19”
section above for further information about the pandemic.
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
For a discussion of the Company’s critical accounting estimates, refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019. In addition, refer to “Note 5: Loss and Loss Adjustment Expense Reserves” and “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for a current description of estimates used in our insurance loss reserving process and information about our financial assets and liabilities that are accounted for at fair value, including valuation techniques and significant inputs.
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
Summary of Consolidated Results
The following table presents a summary of our consolidated financial results for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
In millions except per share amounts	2020	2019
Total revenues	$(6)	$50
Total expenses	327	69

Income (loss) before income taxes	(333)	(19)
Provision (benefit) for income taxes	-	2

Net income (loss)	$(333)	$(21)

Net income (loss) per common share:
Basic	$(4.62)	$(0.24)
Diluted	$(4.62)	$(0.24)
Weighted average number of common shares outstanding:
Basic	72.1	85.6
Diluted	72.1	85.6
Consolidated total revenues decreased for the three months ended March 31, 2020 compared with the same period of 2019 principally due to fair value losses on securities from a widening of credit spreads during the first quarter of 2020 and higher losses on our interest rate swaps for which we receive floating rates as a result of lower interest rates during the first quarter of 2020. These unfavorable changes were partially offset by the absence of the following items that occurred in the three months ended March 31, 2019: (i) net realized losses due to the consolidation of the Puerto Rico Tax Financing (“COFINA”) consolidated variable interest entities (“VIEs”) following the confirmation of the COFINA Plan of Adjustment; and (ii) net investment losses related to other-than-temporary investments (“OTTI”) on an impaired security for which a loss was recognized as the difference between the amortized cost and net present value of projected cash flows. This impaired security was sold during the first quarter of 2020.
Consolidated total expenses for the three months ended March 31, 2020 included an expense of $243 million of losses and LAE compared with a benefit of $38 million of losses and LAE for the same period of 2019. This increase in losses and LAE was primarily due to increases in losses incurred on certain Puerto Rico credits, CDOs and first-lien RMBS. Refer to the following “Loss and Loss Adjustment Expenses” sections of National and MBIA Corp. for additional information on our losses and LAE.

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
mark-to-market
gains (losses) on financial instruments that primarily include interest rate swaps and hybrid financial instruments. These amounts fluctuate based on market interest rates, credit spreads and other market factors.
•
Foreign exchange gains (losses)
– We remove foreign exchange gains (losses) on the remeasurement of certain assets and liabilities and transactions in non-functional
currencies. Given the possibility of volatility in foreign exchange markets, we exclude the impact of foreign exchange gains (losses) to provide a measurement of comparability of adjusted net income (loss).
•
Net gains (losses) on sales of investments and impaired securities
– We remove gains (losses) on the sale of investments and net investment losses related to impairment of securities since the timing of these transactions are subject to management’s assessment of market opportunities and conditions and capital liquidity positions.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS (continued)
The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
In millions except share and per share amounts	2020	2019
Net income (loss)	$(333)	$(21)
Less: adjusted net income (loss) adjustments:
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(220)	(55)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments (1)	(77)	(16)
Foreign exchange gains (losses) (1)	8	7
Net gains (losses) on sales of investments (1)	3	33
Net investment losses related to impairments of securities	-	(28)
Other net realized gains (losses)	-	(1)
Adjusted net income adjustment to the (provision) benefit for income tax (2)	-	-

Adjusted net income (loss)	$(47)	$39

Adjusted net income (loss) per diluted common share (3)	(0.65)	0.45
Gain (loss) related to our U.S. public finance insurance segment VIE consolidations included in adjusted net income (loss)	-	(13)
Gain (loss) related to our U.S. public finance insurance segment VIE consolidations per diluted common share included in adjusted net income (loss) per diluted common share	-	(0.15)

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.
(2) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.
(3) -	Adjusted net income (loss) per diluted common share is calculated by taking adjusted net income (loss) divided by the GAAP weighted average number of diluted common shares outstanding.
Book Value Adjustments Per Share
In addition to GAAP book value per share, for internal purposes management also analyzes adjusted book value (“ABV”) per share, changes to which we view as an important indicator of financial performance. ABV is also used by management in certain components of management’s compensation. Since many of the Company’s investors and analysts continue to use ABV to evaluate MBIA’s share price and as the basis for their investment decisions, we present GAAP book value per share as well as the individual adjustments used by management to calculate its internal ABV metric.
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
– We remove net unrealized gains and losses on AFS securities recorded in accumulated other comprehensive income since they will reverse from GAAP book value when such securities mature. Gains and losses from sales and impairments of AFS securities are recorded in book value through earnings.
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
Since the Company has a full valuation allowance against its net deferred tax asset, the book value per share adjustments were adjusted by applying a zero effective tax rate.
The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

In millions except share and per share amounts	As of March 31, 2020	As of December 31, 2019
Total shareholders’ equity of MBIA Inc.	$484	$826
Common shares outstanding	72,160,406	79,433,293
GAAP book value per share	$6.70	$10.40
Management’s adjustments described above:
Remove negative book value per share of MBIA Corp.	(21.65)	(16.81)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	2.06	1.29
Include net unearned premium revenue in excess of expected losses	3.74	3.46
U.S. Public Finance Insurance
Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt
and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of March 31, 2020, National had total insured gross par outstanding of $47.4 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS (continued)
National continues to monitor and remediate its existing insured portfolio and may also pursue strategic alternatives that could enhance shareholder value. Some state and local governments and territory obligors that National insures are experiencing financial and budgetary stress which may be exacerbated by
COVID-19.
This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of the Company’s insured transactions. In particular, Puerto Rico had been experiencing significant fiscal stress and constrained liquidity, and in response, Congress passed the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), which established an independent Financial Oversight and Management Board for Puerto Rico (“Oversight Board”) vested with the sole power to certify fiscal plans for Puerto Rico. On January 1, 2020, Puerto Rico defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $59 million. As of March 31, 2020, National had $3.3 billion of debt service outstanding related to Puerto Rico. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on PROMESA and our Puerto Rico exposures. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of stress affecting our insured credits remains uncertain.
The following table presents our U.S. public finance insurance segment results for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Percent
In millions	2020	2019	Change
Net premiums earned	$15	$18	-17%
Net investment income	21	27	-22%
Fees and reimbursements	1	1	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	(18)	40	-145%
Net investment losses related to other-than-temporary impairments	-	(28)	-100%
Other net realized gains (losses)	-	1	-100%
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	-	28	-100%
Other net realized gains (losses)	-	(43)	-100%

Total revenues	19	44	-57%

Losses and loss adjustment	48	(50)	n/m
Amortization of deferred acquisition costs	3	4	-25%
Operating	13	13	-%

Total expenses	64	(33)	n/m

Income (loss) before income taxes	$(45)	$77	n/m

n/m - Percent change not meaningful.
NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for the three months ended March 31, 2020 compared with the same period of 2019 resulted from a $2 million decrease in scheduled premiums earned and a $1 million decrease in refunded premiums earned. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. In addition, in the first quarter of 2019, $1 million of premiums earned were eliminated in our consolidated financial statements as a result of the Company consolidating VIEs related to the COFINA transaction.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE For the three months ended March 31, 2020, net gains (losses) on financial instruments at fair value and foreign exchange included fair value losses on securities due to a widening of credit spreads during the first quarter of 2020. For the three months ended March 31, 2019, net gains (losses) on financial instruments at fair value and foreign exchange included realized gains on the COFINA bonds owned by National as a result of the COFINA bond exchange and fair value gains on securities due to a decrease in interest rates during the first quarter of 2019.
NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to OTTI for the three months ended March 31, 2019 were primarily related to an impaired security for which a credit loss was recognized in earnings. This OTTI resulted from adverse financial conditions of the issuer. This impaired security was sold during the first quarter of 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS (continued)
REVENUES OF CONSOLIDATED VIEs VIEs within our U.S. public finance insurance segment included the Trusts established in connection with the COFINA Plan of Adjustment. For the three months ended March 31, 2019, total revenues of consolidated VIEs were losses of $15 million. This was primarily due to the loss on the initial consolidation of the COFINA VIEs in February of 2019, partially offset by net gains due to an increase in the fair value of collateral since consolidating the VIEs. We elected to record at fair value certain instruments that are consolidated under accounting guidance for consolidation of VIEs and, as such, changes in fair values of these instruments, which included investments held and debt issued, are reflected in earnings. During 2019, all remaining investment assets of the Trusts were sold and National elected to make a voluntary additional payment with the effect of simultaneously reducing the Trust’s debt obligations to zero and satisfying in full the obligations under its original insurance policies.
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
For the three months ended March 31, 2020, losses and LAE primarily related to certain Puerto Rico exposures as well as an investor owned utility exposure.
For the three months ended March 31, 2019, the loss and LAE benefit primarily related to Puerto Rico exposures.
The following table presents information about our U.S. public finance insurance loss recoverable asset and loss and LAE reserves liabilities as of March 31, 2020 and December 31, 2019:

In millions	March 31, 2020	December 31, 2019	Percent Change
Assets:
Insurance loss recoverable	$954	$911	5%
Reinsurance recoverable on paid and unpaid losses (1)	7	14	-50%
Liabilities:
Loss and LAE reserves	451	432	5%
Insurance loss recoverable - ceded (2)	20	19	6%

Net reserve (salvage)	$(490)	$(474)	4%

(1) -	Reported within “Other assets” on our consolidated balance sheets.
(2) -	Reported within “Other liabilities” on our consolidated balance sheets.
The insurance loss recoverable as of March 31, 2020 increased compared with December 31, 2019 primarily as a result of expected recoveries related to claims paid on certain Puerto Rico exposures and changes in discount rates. Loss and LAE reserves as of March 31, 2020 increased compared with December 31, 2019 primarily due to a change in expected payments and the impact of changes in discount rates on our Puerto Rico reserves and, to a lesser extent, reserves related to an investor-owned utility exposure. This was partially offset by payments made related to certain Puerto Rico exposures.
POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three months ended March 31, 2020 and 2019 are presented in the following table:

	Three Months Ended March 31,		Percent Change
In millions	2020	2019
Gross expenses	$13	$13	-%

Amortization of deferred acquisition costs	$3	$4	-25%
Operating	13	13	-%

Total insurance operating expenses	$16	$17	-6%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs.
The decrease in the amortization of deferred acquisition costs were due to higher refunding activity in prior years. When an insured obligation refunds, we accelerate any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during the first quarters of 2020 or 2019.

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
The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of March 31, 2020 and December 31, 2019. Capital appreciation bonds (“CABs”) are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	March 31, 2020		December 31, 2019
Rating	Amount	%	Amount	%
AAA	$2,595	5.5%	$2,709	5.5%
AA	18,723	39.5%	19,155	39.2%
A	14,639	30.9%	15,022	30.7%
BBB	7,647	16.2%	8,225	16.8%
Below investment grade	3,747	7.9%	3,809	7.8%

Total	$47,351	100.0%	$48,920	100.0%

U.S. Public Finance Insurance Puerto Rico Exposures
The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of March 31, 2020.

In millions	Gross Par Outstanding		Debt Service Outstanding	National Internal Rating
Puerto Rico Electric Power Authority (PREPA)	$968		$1,315	d
Puerto Rico Commonwealth GO	485		587	d
Puerto Rico Public Buildings Authority (PBA) (1)	170		228	d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	523		895	d
Puerto Rico Highway and Transportation Authority - Subordinated Transportation Revenue (PRHTA)	27		36	d
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	54	(2)	75	d
University of Puerto Rico System Revenue	76		103	d
Inter American University of Puerto Rico Inc.	19		26	a3

Total	$2,322		$3,265

(1) -	Additionally secured by the guarantee of the Commonwealth of Puerto Rico.
(2) -	Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy. As of March 31, 2020, gross par outstanding plus CABs accreted interest was $56 million.
On June 30, 2016, PROMESA was signed into law by the President of the United States. PROMESA provides for the creation of the Oversight Board with powers relating to the development and implementation of a fiscal plan for the Commonwealth and each of its instrumentalities as well as a court-supervised Title III process that allows Puerto Rico to restructure its debt if voluntary agreements cannot be reached with creditors through a collective action process.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS (continued)
On May 3, 2017, the Oversight Board certified and filed a petition under Title III of PROMESA for Puerto Rico with the District Court of Puerto Rico thereby commencing a bankruptcy-like case for the Commonwealth. Under separate petitions, the Oversight Board subsequently commenced Title III proceedings for COFINA, PRHTA, PREPA and PBA on May 5, 2017, May 21, 2017, July 2, 2017 and September 27, 2019, respectively. One of the proceedings was resolved on February 4, 2019, when the District of Puerto Rico entered the order confirming the Third Amended Title III Plan of Adjustment for COFINA. The plan became effective on February 12, 2019, and as of December 31, 2019, we no longer have exposure to COFINA. There can be no assurance that the other Title III proceedings will be resolved with similar outcomes.
As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $1.1 billion relating to general obligation (“GO”) bonds, PBA bonds, PREPA bonds and PRHTA bonds through March 31, 2020. Inclusive of the commutation payment and the additional payment in the amount of $66 million on December 17, 2019 related to COFINA, National has paid total gross claims in the aggregate amount of approximately $1.2 billion related to Puerto Rico.
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
On May 2, 2019, the Oversight Board and the Official Committee of Unsecured Creditors of all Title III Debtors (other than COFINA) (the “Committee”) filed lien avoidance adversary complaints against several hundred defendants, including National, challenging the existence, extent, and enforceability of GO bondholders’ liens. After an approximately five-month stay of litigation entered by the Court on July 24, 2019, these adversary proceedings resumed pursuant to an interim schedule entered by the Court in December 2019. On February 5, 2020, National and Assured Guaranty Municipal Corp. filed a motion to dismiss the adversary proceeding. The adversary proceeding hearing was stayed indefinitely by further order of the Court.
On June 17, 2019, the Oversight Board announced it had reached a plan support agreement (“PSA”) with certain Commonwealth GO bondholders and guaranteed PBA bondholders on a framework for a plan of adjustment to resolve $35.0 billion worth of debt and unsecured claims against the Commonwealth. On February 9, 2020, the Oversight Board posted an amended PSA, which provides for faster debt maturities and increased creditor support than the originally filed PSA. The Oversight Board asserts that the amended PSA has the support of approximately $10.7 billion (or approximately 58%) in GO bonds and PBA bonds, and settles disputes regarding the validity of the 2011, 2012 and 2014 GO bonds without the need of a litigation trust as previously contemplated under the initial PSA. Under the amended PSA, pre-2011
GO bond recoveries are 74.9% and
pre-2011
PBA recoveries are 77.6%. Bondholder recoveries will be in the form of both cash and new debt, and the new debt will be issued in the form of 50% GO debt and 50% COFINA junior debt. National is not a party to the amended PSA. The Commonwealth also does not support the revised PSA. The Oversight Board subsequently filed an amended Disclosure Statement and Plan of Adjustment on February 28, 2020. The motion to approve the Disclosure Statement was scheduled to be heard in mid-June
of 2020. However, the Court adjourned the hearing until further notice due to the
COVID-19
crisis.
On July 24, 2019, Judge Swain entered an order staying certain adversary proceedings and contested matters until December 31, 2019, and imposing mandatory mediation under Judge Houser. Among the matters stayed in which National is either a party in interest or intervenor are the (i) PBA adversary proceeding seeking to recharacterize the PBA bonds as financings and (ii) GO adversary and HTA adversary proceedings, both challenging bondholder liens. Pursuant to interim schedules entered by the Court in December 2019, the PBA adversary proceeding and the HTA adversary proceeding were to remain stayed until March 11, 2020, but the Court subsequently stayed all such adversary proceedings indefinitely subject to the progress of the GO confirmation process.
PBA
On December 21, 2018, the Oversight Board filed an adversary complaint seeking to disallow the PBA’s administrative rent claims against the Commonwealth. The PBA bonds are payable from the rent the Commonwealth pays under its lease agreements with the PBA. The Oversight Board alleges that the Commonwealth has no obligation to make rent payments under section 365(d)(3) of the Bankruptcy Code and that the PBA is not entitled to a priority administrative expense claim under the leases. On April 16, 2019, Judge Swain entered an order setting a discovery schedule. The proceeding is currently stayed.
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
On May 3, 2019, PREPA, the Oversight Board, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”), the Ad Hoc Group of PREPA bondholders (the “Ad Hoc Group”), and Assured Guaranty Corp. and Assured Guaranty Municipal Corp. (“Assured”) entered into the RSA which was amended on September 9, 2019 to include National and Syncora Guarantee, Inc. (“Syncora”) as supporting parties. Approximately 90% of PREPA’s bondholders have joined the RSA.
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
Pursuant to the RSA, the Oversight Board filed a Rule 9019 motion with the Title III court in May 2019 seeking approval of the RSA (the “Settlement Motion”) and a Motion to Dismiss the Receiver Motion. The RSA requires, upon entry of the order approving the Settlement Motion (the “9019 Order”), that Movants will withdraw the Receiver Motion, and the Ad Hoc Group will support such withdrawal. The Receiver Motion and the Motion to Dismiss the Receiver Motion have been delayed several times, and most recently were adjourned due to the outbreak of
COVID-19
until further notice. The Oversight Board and the Commonwealth have been ordered to submit a status report to the Title III court on May 15, 2020. The debt restructuring contemplated by the RSA will not be effective until (i) confirmation of a plan of adjustment under the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), (ii) negotiation and consummation of definitive documentation and legal opinions, (iii) enactment and implementation of supportive Puerto Rico legislation and (iv) receipt of Puerto Rico regulatory approval, each of which outcome is uncertain and subject to varying degrees of risk.
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
Certain objectors to the RSA have filed adversary proceedings challenging the payment priority arising under the PREPA Trust Agreement, alleging that they are entitled to be paid in full before National and other bondholders have any lien on or recourse to PREPA’s assets, including pursuant to the RSA. All litigation on this matter has been stayed until the Court places the 9019 Motion back on the calendar for hearing.
On September 26, 2019, National sold its entire holding of uninsured PREPA bonds purchased in 2016 with a par value of $139 million.
PRHTA
On May 20, 2019, the Oversight Board and the Committee filed a lien avoidance adversary complaint against fiscal agents, holders, and insurers of certain PRHTA bonds, including National. The complaint challenges the extent and enforceability of certain security interests in PRHTA’s revenues. Pursuant to an interim schedule entered by the Court in December 2019, the Court has stayed the proceedings, with the understanding that the issues raised in these proceedings would be addressed in new adversary proceedings filed by the Oversight Board on January 16, 2020. Subsequent to those filings, these proceedings were stayed by order of the Court.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
(continued)
On August 23, 2019, National and Assured (the “HTA Movants”) filed a motion in the Title III case for PRHTA for adequate protection or, in the alternative, relief from the automatic stay. The motion argues that the revenues securing the bonds insured by HTA Movants are being improperly diverted away from PRHTA, despite such revenues being the exclusive property of PRHTA and its bondholders. Pursuant to an interim schedule entered by the Court in December 2019, the HTA Movants, along with Ambac Assurance Corporation and FGIC, amended the motion on January 16, 2020. A preliminary hearing on the motion has been scheduled, at which time the Court will hear argument on issues of standing and HTA Movants’ property interest in the revenues that secure the bonds.
Status of Puerto Rico’s Fiscal Plans
On May 9, 2019, after requesting approval to amend its fiscal plans and the submission of several non-compliant
versions by the Puerto Rico government, the Oversight Board certified its own revised fiscal plan for the Commonwealth. The revised fiscal plan reflects a cumulative surplus of $13.7 billion over the six-year
projection period (after measures and structural reforms, but before contractual debt service). The new surplus is about $3.5 billion lower than the previous plan, which reflected a surplus of almost $17.0 billion. For the remaining component units, the Oversight Board certified fiscal plans for both PRHTA and the University of Puerto Rico (the “University”) on June 5, 2019, while certifying a revised Fiscal Plan for PREPA on June 27, 2019. The Oversight Board also certified the fiscal year 2020 budgets for Commonwealth, PREPA, the University and PRHTA. In January 2020, the Oversight Board requested that the Puerto Rico government submit a proposed updated Fiscal Plan for the Commonwealth in light of recent and recurring earthquakes and considering the Island’s current state of emergency. The Commonwealth submitted a revised fiscal plan on May 3, 2020. The Oversight Board has not established a date to certify the updated Fiscal Plan given the uncertainty of the
COVID-19
crisis.
University of Puerto Rico
The University is not a debtor in Title III and continues to be current on its debt service payment. However, the University is subject to a standstill agreement with its senior bondholders. The standstill agreement, which requires monthly transfers to the trustee in the amount of approximately $3.7 million, is scheduled to expire on May 25, 2020, unless otherwise extended. More recently, the University gave notice that it would not make its monthly transfers for March 2020 and April 2020, due to the
COVID-19
crisis. The parties agreed to amend the standstill agreement to delay the monthly transfer until May 2020. National is not a party to the Standstill Agreement.
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
In late December of 2019 into January of 2020, Puerto Rico experienced a series of earthquakes. An overall damage assessment of homes, public schools and other structures is ongoing. In response to the
COVID-19
pandemic, the Oversight Board approved in late March of 2020 an emergency measures support package amounting to $787 million. The Oversight Board funding source consists of $500 million from the fiscal year 2020 surplus, $157 million that will be re-appropriated
from within the current fiscal year 2020 General Fund budget and the remaining $130 million will be covered by federal funds. The $787 million supplements any additional federal funding that Puerto Rico expects to receive under the CARES Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
(continued)
The following table presents our scheduled gross debt service due on our Puerto Rico insured exposures for the nine months ending December 31, 2020, for each of the subsequent four years ending December 31 and thereafter:

	Nine Months
	Ending
	December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$90	$140	$140	$137	$137	$671	$1,315
Puerto Rico Commonwealth GO	210	82	19	14	13	249	587
Puerto Rico Public Buildings Authority (PBA)	5	24	9	27	43	120	228
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	13	27	27	36	33	759	895
Puerto Rico Highway and Transportation Authority - Subordinated Transportation Revenue (PRHTA)	1	1	9	1	1	23	36
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	14	4	2	4	2	49	75
University of Puerto Rico System Revenue	6	7	7	12	11	60	103
Inter American University of Puerto Rico Inc.	3	3	3	3	3	11	26

Total	$342	$288	$216	$234	$243	$1,942	$3,265

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
The following table summarizes the consolidated results of our corporate segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Percent
In millions	2020	2019	Change
Net investment income	$8	$10	-20%
Fees	16	16	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	(56)	(18)	n/m
Other net realized gains (losses)	-	(1)	-100%

Total revenues	(32)	7	n/m

Operating	15	23	-35%
Interest	21	24	-13%

Total expenses	36	47	-23%

Income (loss) before income taxes	(68)	(40)	70%

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
(continued)
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended March 31, 2020 compared with the same period of 2019 was primarily due to the impact of decreases in interest rates during 2020 on the fair values of interest rate swaps for which we receive floating rates. During 2019, we terminated a portion of these interest rate swaps. The termination amount paid in cash reflected the fair values of the swaps at termination date and all collateral held by the counterparty to the interest rate swaps was returned to the Company. The termination of these swaps was executed to reduce future exposure to interest rate movements.
OPERATING EXPENSES Operating expenses decreased for the three months ended March 31, 2020 compared with the same period of 2019 primarily due to a decrease in compensation expense.
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
MBIA Corp. has insured sovereign-related and
sub-sovereign
bonds, privately issued bonds used for the financing of utilities, toll roads, bridges, airports, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, and leases for equipment, aircraft and real estate property. MBIA Insurance Corporation insures the investment agreements written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would be required to make such payments under its insurance policies. MBIA Insurance Corporation also insured debt obligations of other affiliates, including GFL, IMC and MZ Funding LLC (“MZ Funding”). MBIA Corp. has also written insurance policies guaranteeing the obligations under credit default swap (“CDS”) contracts of an affiliate, LaCrosse Financial Products, LLC and certain other derivative contracts. Certain policies cover payments potentially due under CDS, including termination payments that may become due in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS or derivative contracts by the insured counterparty or by the guarantor. We no longer insure new CDS contracts except for transactions related to the restructuring of existing exposures. MBIA Insurance Corporation provides 100% reinsurance to MBIA Mexico S.A. de C.V. (“MBIA Mexico”).

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
The following table presents our international and structured finance insurance segment results for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Percent
In millions	2020	2019	Change
Net premiums earned	$6	$7	-14%
Net investment income	1	2	-50%
Fees and reimbursements	4	4	-%
Unrealized gains (losses) on insured derivatives	-	14	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	11	-	n/m
Other net realized gains (losses)	-	1	-100%
Revenues of consolidated VIEs:
Net investment income	8	10	-20%
Net gains (losses) on financial instruments at fair value and foreign exchange	15	(10)	n/m
Other net realized gains (losses)	(9)	-	n/m

Total revenues	36	28	29%

Losses and loss adjustment	195	12	n/m
Amortization of deferred acquisition costs	4	5	-20%
Operating	7	7	-%
Interest	31	33	-6%
Expenses of consolidated VIEs:
Operating	2	3	-33%
Interest	17	24	-29%

Total expenses	256	84	n/m

Income (loss) before income taxes	(220)	(56)	n/m

n/m - Percent change not meaningful.
As of March 31, 2020, MBIA Corp.’s total insured gross par outstanding was $9.1 billion.
NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. In addition, we generate net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Percent Change
In millions	2020	2019
Net premiums earned:
Non-U.S.	$5	$6	-17%
U.S.	1	1	-%

Total net premiums earned	$6	$7	-14%

VIEs (eliminated in consolidation)	$(4)	$2	n/m

n/m—Percent change not meaningful.
Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Net premiums earned decreased for the three months ended March 31, 2020 compared with the same period of 2019 primarily due to the runoff of the portfolio with no new business written. The negative $4 million of VIE net premiums earned eliminated in consolidation for the three months ended March 31, 2020 was primarily due to the termination of a policy, resulting in the reversal of previously eliminated net premiums in excess of cash received.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
(continued)
UNREALIZED GAINS (LOSSES) ON INSURED DERIVATIVES For the three months ended March 31, 2019, unrealized gains on insured derivatives were principally due to the reversal of unrealized losses resulting from gross par amortization of insured transactions, partially offset by unfavorable changes in the estimated value of the remaining underlying collateral. Refer to “Note 8: Derivatives” in the Notes to Consolidated Financial Statements for additional information regarding our insured CDS credit.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net gains on financial instruments at fair value and foreign exchange for the three months ended March 31, 2020 were primarily related to gains from foreign currency revaluations on Mexican peso denominated loss reserves as a result of the strengthening of the U. S. dollar, partially offset by losses from foreign currency revaluations on Chilean unidad de fomento denominated premium receivables as a result of the strengthening of the U.S. dollar.
REVENUES OF CONSOLIDATED VIEs The increase in revenues of consolidated VIEs for the three months ended March 31, 2020 compared with the same period of 2019 was primarily due to higher gains from putback claims on ineligible mortgage loans within a second-lien RMBS VIE, partially offset by credit losses on HTM investments held in a consolidated VIE.
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
For the three months ended March 31, 2020, losses and LAE primarily related to a decrease in expected salvage collections related to CDOs. In addition, declines in the risk-free rates during the first quarter of 2020 increased the present value of loss reserves, primarily on our insured first-lien RMBS transactions. For the three months ended March 31, 2019, losses and LAE primarily related to increases in expected losses on insured first-lien RMBS transactions partially offset by an increase in projected collections from excess spread within insured second-lien RMBS securitizations. As a result of the consolidations of VIEs, losses and LAE includes the elimination of a losses and LAE benefit of $22 million for the three months ended March 31, 2020 and the elimination of losses and LAE expense of $14 million for the three months ended March 31, 2019.
The following table presents information about our insurance loss recoverable and reserves as of March 31, 2020 and December 31, 2019.

	March 31,	December 31,	Percent
In millions	2020	2019	Change
Assets:
Insurance loss recoverable	$653	$783	-17%
Reinsurance recoverable on paid and unpaid losses (1)	5	5	-%
Liabilities:
Loss and LAE reserves	515	469	10%

Net reserve (salvage)	$(143)	$(319)	-56%

(1) - Reported within “Other assets” on our consolidated balance sheets.
Insurance loss recoverable primarily relates to reimbursement rights arising from the payment of claims on MBIA Corp.’s policies insuring certain CDOs. Such payments also entitle MBIA Corp. to exercise certain rights and remedies to seek recovery of its reimbursement entitlements. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for additional information regarding our estimates of recoveries.
Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about our loss reserving policy, loss reserves and recoverables.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
(continued)
POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three months ended March 31, 2020 and 2019 are presented in the following table:

	Three Months Ended March 31,		Percent
In millions	2020	2019	Change
Gross expenses	$7	$7	-%

Amortization of deferred acquisition costs	$4	$5	-20%
Operating	7	7	-%

Total insurance operating expenses	$11	$12	-8%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs.
The decrease in the amortization of deferred acquisition costs for the three months ended March 31, 2020 compared with the same period of 2019 was due to higher refunding activity in prior years. We did not defer a material amount of policy acquisition costs during the first quarters of 2020 or 2019. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.
International and Structured Finance Insurance Portfolio Exposures
Credit Quality
The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of March 31, 2020 and December 31, 2019, 29% and 27%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.
Selected Portfolio Exposures
The following is a summary of selected significant exposures within our residential mortgage insured portfolio of our international and structured finance insurance segment. In addition, as of March 31, 2020, MBIA Corp. insured $304 million of CDOs and related instruments. We may experience considerable incurred losses in certain of these sectors. There can be no assurance that the loss reserves recorded in our financial statements will be sufficient or that we will not experience losses on transactions on which we currently have no loss reserves, in particular if the economy deteriorates. We may seek to purchase, directly or indirectly, obligations guaranteed by MBIA Corp. or seek to commute policies. The amount of insurance exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time, and other considerations. In some cases, these activities may result in a reduction of loss reserves, but in all cases they are intended to limit our ultimate losses and reduce the future volatility in loss development on the related policies. Our ability to purchase guaranteed obligations and to commute policies will depend on management’s assessment of available liquidity.
Residential Mortgage Exposure
MBIA Corp. insures RMBS backed by residential mortgage loans, including second-lien RMBS transactions (revolving home equity lines of credit (“HELOC”) loans and closed-end
second (“CES”) mortgages). MBIA Corp. also insures MBS backed by first-lien alternative
A-paper
(“Alt-A”)
and subprime mortgage loans directly through RMBS securitizations. The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of March 31, 2020 and December 31, 2019. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of		Percent
	March 31,	December 31,
Collateral Type	2020	2019	Change
HELOC Second-lien	$353	$381	-7%
CES Second-lien	129	136	-5%
Alt-A First-lien (1)	849	909	-7%
Subprime First-lien	327	343	-5%
Prime First-lien	7	7	-%

Total	$1,665	$1,776	-6%

(1)	- Includes international exposure of $210 million and $248 million as of March 31, 2020 and December 31, 2019, respectively.

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
As of March 31, 2020, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $1.6 billion compared with $1.8 billion as of December 31, 2019. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. For a further discussion of the Company’s reinsurance, refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019.
Taxes
Provision for Income Taxes
The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2020 and 2019 are presented in the following table:

	Three Months Ended March 31,
In millions	2020	2019
Income (loss) before income taxes	$(333)	$(19)
Provision (benefit) for income taxes	$-	$2
Effective tax rate	-%	-10.5%
For the three months ended March 31, 2020 and 2019, our effective tax rate applied to our loss before income taxes was lower than the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset.
As of March 31, 2020 and December 31, 2019, the Company’s valuation allowance against its net deferred tax asset was $923 million and $873 million, respectively. Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National and potential future sources of taxable income to be identified by the Company. Accordingly, the Company will continue to re-evaluate
its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future. Refer to “Note 9: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.
The CARES Act established new tax provisions including, but not limited to: (1) five-year carryback of NOLs generated in 2018, 2019 and 2020; (2) accelerated refund of alternative minimum tax (“AMT”) credit carryforwards; and (3) retroactive changes to allow accelerated depreciation for certain depreciable property. The legislation does not have a material impact on the Company’s tax positions due to the lack of taxable income in the carryback periods. The Company expects to receive a cash benefit for its remaining AMT credits in 2020 as provided by the CARES Act.
CAPITAL RESOURCES
The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, surplus notes issued by MBIA Corp., and MBIA Corp.’s financing facility between MZ Funding LLC (“MZ Funding”) and certain purchasers, pursuant to which the purchasers or their affiliates agreed to refinance the outstanding insured senior notes of MZ Funding (“Refinanced Facility”). Total capital resources were $2.1 billion and $2.4 billion as of March 31, 2020 and December 31, 2019, respectively.
In addition to scheduled debt maturities, from time to time, we reduce unsecured debt through calls or repurchases. Also, MBIA Inc. may repurchase or National may purchase outstanding MBIA Inc. common shares when we deem it beneficial to our shareholders. Purchases or repurchases of debt and common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We may also choose to redeem debt obligations where permitted by the relevant agreements. MBIA Inc. or National may acquire or redeem outstanding common shares of MBIA Inc. and outstanding debt obligations at prices when we deem it beneficial to our shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAPITAL RESOURCES
(continued)
MBIA Inc. supports the MTN and investment agreement obligations issued by the Company. We seek to maintain sufficient liquidity and capital resources to meet the Company’s general corporate needs and debt service. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient resources to satisfy its debt obligations and its general corporate needs over time from distributions from its operating subsidiaries; however, there can be no assurance that MBIA Inc. will have sufficient resources to do so. In addition, the Company may also consider raising third-party capital. Refer to “Capital, Liquidity and Market Related Risk Factors” in Part I, Item 1A of Form
10-K
for the year ended December 31, 2019 and the “Liquidity—Corporate Liquidity” section included herein for additional information about MBIA Inc.’s liquidity.
Equity securities
MBIA Inc.’s and National’s share purchases or repurchases that were authorized under our share repurchase program for the three months ended March 31, 2020 and 2019 are presented in the following table:

In millions except per share amounts	Three Months Ended March 31,
	2020	2019
Number of shares purchased or repurchased	8.1	0.5
Average price paid per share	$7.99	$8.94
Remaining authorization as of March 31	$36	$198
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
National
Capital and Surplus
National had statutory capital of $2.1 billion as of March 31, 2020 compared with $2.4 billion as of December 31, 2019. As of March 31, 2020, National’s unassigned surplus was $1.0 billion. For the three months ended March 31, 2020, National had a statutory loss of $80 million. Refer to the “Claims-Paying Resources (Statutory Basis)” section below for additional information on National’s statutory capital.
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
National had positive earned surplus as of March 31, 2020 from which it may pay dividends, subject to the limitations described above. We expect the as-of-right
declared and paid dividend amounts from National to be limited to prior year adjusted net investment income for the foreseeable future.

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
National’s CPR and components thereto, as of March 31, 2020 and December 31, 2019 are presented in the following table:

	As of March 31,	As of December 31,
In millions	2020	2019
Policyholders’ surplus	$1,618	$1,891
Contingency reserves	481	485

Statutory capital	2,099	2,376
Unearned premiums	399	411
Present value of installment premiums (1)	132	139

Premium resources (2)	531	550
Net loss and LAE reserves (1)	(42)	(169)
Salvage reserves (1)	745	789

Gross loss and LAE reserves	703	620

Total claims-paying resources	$3,333	$3,546

(1) - Calculated using a discount rate of 3.64% as of March 31, 2020 and December 31, 2019.
(2) - Includes financial guarantee and insured derivative related premiums.
MBIA Insurance Corporation
Capital and Surplus
MBIA Insurance Corporation had statutory capital of $382 million as of March 31, 2020 compared with $476 million as of December 31, 2019. As of March 31, 2020, MBIA Insurance Corporation’s negative unassigned surplus was $1.8 billion. For the three months ended March 31, 2020, MBIA Insurance Corporation had a statutory net loss of $91 million. Refer to the “Claims-Paying Resources (Statutory Basis)” section below for additional information on MBIA Insurance Corporation’s statutory capital.
As of March 31, 2020, MBIA Insurance Corporation recognized estimated recoveries on a statutory basis related to put-back
claims against Credit Suisse, excess spread recoveries on RMBS and recoveries related to CDOs. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.
In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. As of March 31, 2020, MBIA Corp. met the required minimum requirement. Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of March 31, 2020, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of March 31, 2020, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If MBIA Insurance Corporation does not comply with the above mentioned requirements, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.
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
As of April 15, 2020, the most recent scheduled interest payment date, there was $919 million of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of March 31, 2020, MBIA Insurance Corporation had “free and divisible surplus” of $188 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.
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
MBIA Corp.’s CPR and components thereto, as of March 31, 2020 and December 31, 2019 are presented in the following table:

	As of March 31,	As of December 31,
In millions	2020	2019
Policyholders’ surplus	$206	$282
Contingency reserves	176	194

Statutory capital	382	476
Unearned premiums	84	93
Present value of installment premiums (1) (4)	86	92

Premium resources (2)	170	185
Net loss and LAE reserves (1)	(582)	(669)
Salvage reserves (1) (3)	1,121	1,247

Gross loss and LAE reserves	539	578

Total claims-paying resources	$1,091	$1,239

(1) - Calculated using a discount rate of 5.21% as of March 31, 2020 and December 31, 2019.
(2) - Includes financial guarantee and insured credit derivative related premiums.
(3) - This amount primarily consists of expected recoveries related to the Company’s CDOs, excess spread and put-backs.
(4) - Based on the Company’s estimate of the remaining life for its insured exposures.
LIQUIDITY
We use a liquidity risk management framework, the primary objective of which is to match liquidity resources to needs. We monitor our cash and liquid asset resources using cash forecasting and stress-scenario testing. Members of MBIA’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity levels. We evaluate and manage liquidity on a legal-entity basis to take into account the legal, regulatory and other limitations on available liquidity resources within the enterprise. Additionally, we continue to monitor the current
COVID-19
pandemic with respect to our cash and liquid asset positions and resources. It remains premature to predict the full impact the pandemic may have on our future liquidity position and needs. Refer to the ”Executive Overview — COVID-19” section for additional information about liquidity and
COVID-19.
The following is a discussion of our liquidity resources and requirements for our holding company and our insurance subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
LIQUIDITY (continued)
National Liquidity
The primary sources of cash available to National are:
•	principal and interest receipts on assets held in its investment portfolio, including proceeds from the sale of assets;
•	recoveries associated with insurance loss payments; and
•	installment premiums.
The primary uses of cash by National are:
•	loss payments and LAE on insured transactions;
•	payments of dividends; and
•	payments of operating expenses, taxes and investment portfolio asset purchases.
As of March 31, 2020 and December 31, 2019, National held cash and investments of $2.5 billion and $2.7 billion, respectively, of which $399 million and $442 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.
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
As of March 31, 2020 and December 31, 2019, the liquidity positions of MBIA Inc. were $314 million and $375 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.
During the three months ended March 31, 2020, $33 million was returned to National as a result of losses incurred in 2019, of which $9 million was in cash. The return was pursuant to the terms of the tax sharing agreement following the expiration of National’s two-year
NOL carry-back period under U.S. tax rules. Under the CARES Act, National’s 2019 taxable loss is subject to a five-year NOL carry-back, which allows it to recover taxes paid in years in which the tax rate was 35%. Similarly, a taxable loss generated in 2020 will be subject to a five-year NOL carry-back under the CARES Act, after which the two-year
NOL carry-back provision will again become effective. In addition to releases or returns following the expiration of National’s NOL carry-back period, from time to time, MBIA Inc. is permitted to withdraw assets from the Tax Escrow Account if the aggregate market value of all assets held in the Tax Escrow Account exceeds the required minimum balance. There can be no assurance that any future payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc. due to deductible or creditable tax attributes of those subsidiaries and/or the market value performance of the assets supporting the Tax Escrow Account.

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
As of March 31, 2020 and December 31, 2019, MBIA Corp. held cash and investments of $221 million and $230 million, respectively, of which $120 million and $124 million, respectively, were cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. Treasury and corporate bonds that were immediately available to MBIA Insurance Corporation.
Insured transactions that require payment of scheduled debt service payments insured when due or payment in full of the principal insured at maturity could present liquidity risk for MBIA Corp., as any salvage recoveries from such payments could be recovered over an extended period of time after the payment is made. MBIA Corp. is generally required to satisfy claims within one to three business days, and as a result seeks to identify potential claims in advance through our monitoring process. In order to monitor liquidity risk and maintain appropriate liquidity resources, we use the same methodology as we use to monitor credit quality and losses within our insured portfolio, including stress scenarios. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of our loss process.
During the three months ended March 31, 2020, MBIA Corp. requested and was denied permission by the NYSDFS to prepay approximately $26 million of the Refinanced Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
LIQUIDITY (continued)
Consolidated Cash Flows
Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
In millions	2020	2019	Percent Change
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(82)	$(70)	17%
Investing activities	610	128	n/m
Financing activities	(394)	(175)	125%
Cash and cash equivalents - beginning of period	83	280	-70%

Cash and cash equivalents - end of period	$217	$163	33%

n/m - Percent change not meaningful.
Operating activities
Net cash used by operating activities increased for the three months ended March 31, 2020 compared with the same period of 2019 primarily due to a decrease in proceeds from recoveries and reinsurance of $50 million, partially offset by decreases in interest paid, net of interest converted to principal of $23 million, and losses and LAE paid of $20 million.
Investing activities
Net cash provided by investing activities increased for the three months ended March 31, 2020 compared with the same period of 2019 primarily due to increases in proceeds from short-term investment activity of $332 million and repayments of held-to-maturity
investments of $315 million, partially offset by decreases in sales of investments of $88 million and repayments and maturities of loans receivable of $72 million.
Financing activities
Net cash used by financing activities increased for the three months ended March 31, 2020 compared with the same period of 2019 primarily due to increases in principal repayments of VIE notes of $155 million and purchases of treasury stock of $52 million.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
LIQUIDITY (continued)
The following table presents our investment portfolio as of March 31, 2020 and December 31, 2019:

	As of March 31,	As of December 31,	Percent
In millions	2020	2019	Change
Available-for-sale investments: (1)
U.S. public finance insurance:
Amortized cost	$1,976	$2,051	-4%
Unrealized net gain (loss)	51	40	28%

Fair value	2,027	2,091	-3%

Corporate:
Amortized cost	631	759	-17%
Unrealized net gain (loss)	99	63	57%

Fair value	730	822	-11%

International and structured finance insurance:
Amortized cost	164	174	-6%
Unrealized net gain (loss)	10	12	-17%

Fair value	174	186	-6%

Total available-for-sale investments:
Amortized cost	2,771	2,984	-7%
Unrealized net gain (loss)	160	115	39%

Total available-for-sale investments at fair value	2,931	3,099	-5%

Investments carried at fair value: (2)
U.S. public finance insurance	159	260	-39%
Corporate	48	79	-39%
International and structured finance insurance	15	24	-38%

Total investments carried at fair value	222	363	-39%

Consolidated investments at carrying value	$3,153	$3,462	-9%

(1) -
Non-credit
related unrealized gains and losses, net of applicable deferred income taxes, are reflected in accumulated other comprehensive income in shareholders’ equity. The credit related component is reported in earnings.
(2) - Changes in fair value and realized gains and losses from the sale of these investments are reflected in net income.
The fair value of the Company’s investments is based on prices which include quoted prices in active markets and prices based on market-based inputs that are either directly or indirectly observable, as well as prices from dealers in relevant markets. Differences between fair value and amortized cost arise primarily as a result of changes in interest rates and general market credit spreads occurring after a fixed-income security is purchased, although other factors may also influence fair value, including specific credit-related changes, supply and demand forces and other market factors. When the Company holds an AFS investment to maturity, any non-credit
related unrealized gain or loss currently recorded in accumulated other comprehensive income (loss) in the shareholders’ equity section of the balance sheet is reversed. As a result, the Company would realize a value substantially equal to amortized cost. However, when investments are sold prior to maturity, the Company will realize any difference between amortized cost and the sale price of an investment as a realized gain or loss within its consolidated statements of operations.

Item 2
.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
LIQUIDITY
(continued)
Credit Quality
The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of March 31, 2020, the weighted average credit quality ratings and percentage of investment grade of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are presented in the following table:

International
	U.S. Public		and Structured
	Finance		Finance
	Insurance	Corporate	Insurance	Total
Weighted average credit quality ratings	Aa	Aa	Aa	Aa
Investment grade percentage	97%	99%	94%	98%
Insured Investments
MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by National and MBIA Corp. (“Company-Insured Investments”). When purchasing Insured Investments, the Company’s third-party portfolio manager independently assesses the underlying credit quality, structure and liquidity of each investment, in addition to the creditworthiness of the insurer. Insured Investments are diverse by sector, issuer and size of holding. The third-party portfolio manager assigns underlying ratings to Insured Investments without giving effect to financial guarantees based on underlying ratings assigned by Moody’s or S&P, when a rating is not published by Moody’s. When a Moody’s or S&P underlying rating is not available, the underlying rating is based on the portfolio manager’s best estimate of the rating of such investment. A downgrade of a financial guarantee insurer has historically had an adverse effect on the fair value of investments insured by the downgraded financial guarantee insurer. If the Company determines that declines in the fair values of Insured Investments are related to credit loss, the Company will establish an allowance for credit losses and recognize the credit component through earnings.
As of March 31, 2020, Insured Investments at fair value represented $241 million or 8% of consolidated investments, of which $216 million or 7% of consolidated investments were Company-Insured Investments. As of March 31, 2020, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the below investment grade range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of March 31, 2020, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 6% of the total consolidated investment portfolio.
Contractual Obligations
For a discussion of the Company’s contractual obligations, refer to “Liquidity-Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019. There were no material changes in contractual obligations since December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s market risk exposures relate to changes in interest rates, foreign exchange rates and credit spreads that affect the fair value of its financial instruments, primarily investment securities, MTNs and investment agreement liabilities. The Company’s investments are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. government bonds, corporate bonds, MBS and asset-backed securities. In periods of rising and/or volatile interest rates, foreign exchange rates and credit spreads, profitability could be adversely affected should the Company have to liquidate these securities. The Company minimizes its exposure to interest rate risk, foreign exchange risk and credit spread movement through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities. The following tables present updates in our market risk relating to interest rates and credit spreads. There were no material changes in market risk since December 31, 2019 related to foreign exchange rates. For a discussion of our quantitative and qualitative disclosures about market risk related to foreign exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019.
INTEREST RATE SENSITIVITY
Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax
change in fair value of the Company’s financial instruments as of March 31, 2020 from instantaneous shifts in interest rates:

Change in Interest Rates
	300 Basis	200 Basis	100 Basis	100 Basis	200 Basis	300 Basis
	Point	Point	Point	Point	Point	Point
In millions	Decrease	Decrease	Decrease	Increase	Increase	Increase
Estimated change in fair value	$319	$177	$76	$(65)	$(117)	$(157)
CREDIT SPREAD SENSITIVITY
Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax
change in fair value of the Company’s financial instruments as of March 31, 2020 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio:

Change in Credit Spreads
	50 Basis	50 Basis	200 Basis
	Point	Point	Point
In millions	Decrease	Increase	Increase
Estimated change in fair value	$26	$(24)	$(73)
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
for the year ended December 31, 2019.
Insured Portfolio Loss Related Risk Factors
Some of the state, local and territorial governments and finance authorities and other providers of public services, located in the U.S. or abroad, that issue public finance obligations we insure are experiencing fiscal stress that could result in increased credit losses or impairments on those obligations
Certain issuers are reporting fiscal stress that has resulted in a significant increase in taxes and/or a reduction in spending or other measures in efforts to satisfy their financial obligations. In particular, certain jurisdictions have significantly underfunded pension liabilities which are placing additional stress on their finances and are particularly challenging to restructure either through negotiation or under Chapter 9 of the United States Bankruptcy Code. If the issuers of the obligations in our public finance portfolio are unable to raise taxes, or increase other revenues, cut spending, reduce liabilities, and/or receive state or federal assistance, we may experience losses or impairments on those obligations, which could materially and adversely affect our business, financial condition and results of operations. The financial stress experienced by certain municipal issuers could result in the filing of Chapter 9 proceedings in states where municipal issuers are permitted to seek bankruptcy protection. In these proceedings, which remain rare, the resolution of bondholder claims (and by extension, those of bond insurers) may be subject to legal challenge by other creditors.
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
basis.
On May 3, 2017, the Oversight Board certified and filed a bankruptcy-like petition under Title III of PROMESA for Puerto Rico with the District Court of Puerto Rico thereby commencing a bankruptcy-like case for Puerto Rico. Under a separate petition, the Oversight Board also commenced a Title III proceeding for Puerto Rico Sales Tax Financing Corporation (“COFINA”) on May 5, 2017. Subsequently, the Oversight Board also certified and filed voluntary petitions under Title III of PROMESA for several municipalities, including the Puerto Rico Highway and Transportation Authority (“PRHTA”), the Puerto Rico Electric Power Authority (“PREPA”) and Public Buildings Authority (“PBA”) on May 21, 2017, July 2, 2017 and September 27, 2019, respectively. On February 4, 2019, the District Court for the District of Puerto Rico entered the order confirming the Third Amended Title III Plan of Adjustment for COFINA. The plan became effective on February 12, 2019.
The extent and duration of any aid from the Federal Emergency Management Agency and other federal agencies that may be offered to Puerto Rico is inherently uncertain, and the necessary and greater involvement of the federal government, through its actions to deliver disaster relief and other support services, in addition to the role of the Oversight Board and the role of Puerto Rico in its own recovery, heightens political risk in connection with the restructuring of legacy debt. This risk could lead the Oversight Board, Puerto Rico or the federal government to seek to extract greater concessions from creditors based on the uncertainty of Puerto Rico’s long term recovery prospects. In this event, losses at National on select Puerto Rico exposures could increase materially.

Item 1A. Risk Factors (continued)
As of March 31, 2020, National had $3.3 billion of debt service outstanding related to Puerto Rico. Puerto Rico may be unable or unwilling to pay their obligations as and when due, in which case National would be required to pay claims of unpaid principal and interest when due under its insurance policies, which could be material. On January 1, 2020, Puerto Rico defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $59 million as a result. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National would experience losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations.
On May 3, 2019, PREPA, the Oversight Board, the AAFAF, the Ad Hoc Group of PREPA bondholders (the “Ad Hoc Group”), and Assured Guaranty Corp. and Assured Guaranty Municipal Corp. entered into a Definitive Restructuring Support Agreement which was amended on September 9, 2019 to include National and Syncora Guarantee, Inc. as supporting parties (as amended, the “RSA”). The Rule 9019 hearing to approve the RSA has been delayed several times, and most recently was adjourned due to the coronavirus crisis until further notice. The Oversight Board and the Commonwealth must submit a status report to the Title III court on May 15, 2020. The debt restructuring contemplated by the RSA will not be effective until (i) confirmation of a plan of adjustment under PROMESA, (ii) negotiation and consummation of definitive documentation and legal opinions, (iii) enactment and implementation of supportive Puerto Rico legislation and (iv) receipt of Puerto Rico regulatory approval, each of which outcome is uncertain and subject to varying degrees of risk. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part I Financial Information, Item 2 of this Form
10-Q
for additional information on our Puerto Rico exposures.
Legal, Regulatory and Other Risk Factors
The pandemic caused by the spread of
COVID-19
could have an adverse impact on our financial condition and results of operations and other aspects of our business.
The outbreak of the novel coronavirus
COVID-19
(“COVID-19”),
a respiratory disease caused by a new strain of coronavirus, was declared a pandemic by the World Health Organization in March of 2020 and has spread globally. The pandemic has caused significant economic turmoil in our country and abroad, and affected a wide range of economic activities, as well as domestic and global business and financial markets. We are closely monitoring developments related to the pandemic to assess its impact on our business. There is no assurance that global and domestic economic conditions will not continue to worsen, and at this time it is not possible to estimate the longer term impact that the
COVID-19
pandemic could have on our insured portfolios, or to account for the impact of the outbreak on most of the credits within those portfolios, investment portfolios, or general business operations. The extent of such impact will depend on future developments which are highly uncertain, including but not limited to the severity of the pandemic, and the effectiveness of financial and regulatory actions taken at the state and federal levels to contain or address its impact. While governmental and non-governmental
organizations are engaging in efforts to combat the spread and severity of the
COVID-19
pandemic and related public health issues, the effectiveness of such measures cannot be assured. We also cannot predict how political, legal and regulatory responses to the pandemic, such as the nature of and conditions to aid to states or municipalities, tax policy, or programs designed to assist impacted individuals, will impact our business.
Adverse impacts on macroeconomic factors resulting from the spread of
COVID-19,
including without limitation reduced economic activity and certainty, increased unemployment, increased loan defaults or delinquencies, and increased stress on municipal budgets, including due to reduced tax revenues and the ability to raise taxes or limit spending, could materially and adversely affect the performance of our insured portfolio and our business, financial condition and results of operations. Specifically, such adverse effects could impact whether the individual municipal or structured finance credits we insure will be able to continue to meet their debt service obligations or avoid long term impairment, and could therefore result in an increase in defaults and on the amount of claims we will be obligated to pay on the related insurance policies. Such increases could cause us to revise our loss projections or other guidance we have previously provided. In particular, certain insured municipal credits, including those relating to the Commonwealth of Puerto Rico and its instrumentalities, could come under stress depending in part on the nature of the taxes, fees and revenues pledged to debt repayment and their sensitivity to the related slowdown in economic activity. Further, those structured finance policies in which the underlying principal obligations are comprised of residential or commercial mortgages and mortgage-backed securities, could be negatively affected by delays or failures of borrowers to make payments of principal and interest when due, or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities. These transactions are also subject to servicer risks, which relate to problems with the transaction’s servicer that could adversely impact performance of the underlying assets. Additionally, several of our credits, particularly within our international public finance sector, feature large, near term debt-service payments, and there can be no assurance that the liquidity position of MBIA Insurance Corporation will enable it to satisfy any claims that arise if the issuers of such credits are unable or unwilling to refinance or repay their obligations. Further, any national recession that may, result from the pandemic and its aftermath could, present additional but yet unknown credit risks to all of our insured portfolios.

Item 1A. Risk Factors (continued)
Additionally, our liquidity position and our investment portfolios (and, specifically, the valuations of investment assets we hold) have been, and may continue to be, adversely affected as a result of market developments from the
COVID-19
pandemic and uncertainty regarding its outcome. Changes in interest rates, reduced market liquidity or a continued slowdown in U.S. or global economic conditions may also adversely affect the values and cash flows of these assets or the investment portfolio yield and income. Further, extreme market volatility may impact our ability to efficiently and effectively react to market events. Market dislocations, decreases in observable market activity or unavailability of information, in each case, arising from the spread of
COVID-19,
may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with estimating the values of financial instruments within our financial reporting or otherwise, including estimates and changes in long term macro-economic assumptions relating to our estimate of current expected credit losses on our financial assets. Restricted access to such inputs may make our financial statement balances and estimates and assumptions used to run our business subject to greater variability and subjectivity.
Further, while we have implemented risk management and business continuity plans and taken preventive measures and other precautions that address the pandemic, there can be no assurance that such measures will prevent a material impact on our business operations. Currently, our employees are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risks including but not limited to cybersecurity risk, and impair our ability to manage our business. We also outsource certain business activities to third parties, and thus rely upon the successful implementation and execution of those third parties’ business continuity plans as well. If one or more of the third parties to whom we outsource certain business activities experience operational failures as a result of the impacts from the spread of
COVID-19,
it may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows.
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
In July of 2019, MBIA Insurance Corporation consummated a financing facility (the “Refinanced Facility”) between MZ Funding LLC (“MZ Funding”) and certain purchasers, pursuant to which the purchasers or their affiliates (collectively, the “Senior Lenders”), agreed to refinance the outstanding insured senior notes of MZ Funding, and MBIA Inc. received amended subordinated notes of MZ Funding. In connection with the Refinanced Facility, the Senior Lenders purchased new senior notes issued by MZ Funding with an aggregate principal amount of $278 million. In addition, MBIA Inc. received amended subordinated notes issued by MZ Funding with an aggregate principal amount of $54 million. The Refinanced Facility is described in more detail under the “Liquidity—MBIA Corp. Liquidity” section in Part II, Item 7 of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019.
MBIA Insurance Corporation believes that the primary source of funds for the repayment of its obligations under the Refinanced Facility and for reimbursement for the Zohar Claims Payments will come from the monetization of the loans made to, and equity interests in, companies that, until late March 2020, were purportedly controlled and managed by the sponsor and former collateral manager of the Zohar CDOs referenced above (collectively, the “Zohar Collateral”). In late March 2020, the original sponsor resigned as director and manager of all but one portfolio company, and the Zohar CDOs have nominated or elected, or are in talks regarding the engagement of, new directors and managers at the portfolio companies, although the Zohar Sponsor may continue to serve in some capacity at select portfolio companies until a replacement is put in place.
While MBIA Insurance Corporation believes that it will receive substantial recoveries on the Zohar Collateral, there is significant uncertainty with respect to its realizable value. For example, on October 17, 2019, one of the portfolio companies, Dura Automotive Systems, LLC, and certain of its affiliates, filed for bankruptcy protection in federal bankruptcy court in the Middle District of Tennessee (the “Dura Bankruptcy Cases”). Effective November 8, 2019, the Dura Bankruptcy Cases were transferred to the District of Delaware. The Zohar debtors have substantial debt and equity interests in the Dura debtors, and any recovery on those interests is not expected to be material.

Item 1A. Risk Factors (continued)
If the amount of recoveries on the Zohar Collateral is not sufficient to repay amounts due under the Refinanced Facility on or before its maturity date and to reimburse MBIA Insurance Corporation for a substantial portion of the Zohar Claims Payments, MBIA Insurance Corporation would likely incur substantial additional losses, which could materially impair its statutory capital and liquidity. Further, MBIA Insurance Corporation believes that if the NYSDFS concludes at any time that MBIA Insurance Corporation will not be able to satisfy its obligations under the Facility and under its other issued policies, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the NYIL and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the NYSDFS. The NYSDFS enjoys broad discretion in this regard, and any determination they may make would not be limited to consideration of the matters described above. As noted, however, given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any material economic long-term liquidity impact on MBIA Inc.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 3, 2017, the Company’s Board of Directors authorized the repurchase by the Company or National of up to $250 million of its outstanding shares under a new share repurchase authorization. During the three months ended March 31, 2020, we repurchased 8.1 million common shares of MBIA Inc. at an average share price of $7.99 under the November 3, 2017 repurchase program.
Subsequent to March 31, 2020 through May 4, 2020, we repurchased an additional 4.5 million common shares of MBIA Inc. at an average share price of $7.51. On May 5, 2020, the Company’s Board of Directors approved a new share repurchase authorization for the Company or National to repurchase up to $100 million of the Company’s outstanding common shares.
The table below presents repurchases made by the Company in each month during the first quarter of 2020:

			Total Number	Maximum
	Total	Average	of Shares	Amount That May
	Number	Price	Purchased as	Be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plan
Month	Purchased (1)	Share	Announced Plan	(in millions)
January	2,573,334	$9.17	2,543,621	$77
February	1,114,025	8.87	1,112,100	68
March	4,526,891	7.12	4,427,035	36

	8,214,250	$8.00	8,082,756	$36

(1)	- 1,925 shares in February and 86 shares in March were repurchased in open market transactions as investments in the Company’s non-qualified
deferred compensation plan and 29,713 shares in January and 99,770 shares in March were repurchased by the Company in open market transactions for settling awards under the Company’s long-term incentive plans.

Item 6. Exhibits

*31.1.	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2.	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1.	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2.	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS.	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

*101.SCH.	XBRL Taxonomy Extension Schema Document.

*101.CAL.	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF.	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB.	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE.	XBRL Taxonomy Extension Presentation Linkbase Document.

*104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: May 11, 2020	/s/ Anthony McKiernan
Anthony McKiernan
Chief Financial Officer

Date: May 11, 2020	/s/ Joseph R. Schachinger
Joseph R. Schachinger
Controller (Chief Accounting Officer)