Form 10-Q
period 2020-06-30
MBIA INC
filed 2020-08-05
CIK 814585

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes
☐
    No  ☒
As of July 29, 2020, 57,751,718 shares of Common Stock, par value $1 per share, were outstanding.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MBIA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions except share and per share amounts)

	June 30, 2020	December 31, 2019
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $2,278 and $2,705)	$2,473	$2,820
Investments carried at fair value	203	209
Investments pledged as collateral, at fair value (amortized cost $6 and $15)	1	10
Short-term investments, at fair value (amortized cost $252 and $423)	252	423

Total investments	2,929	3,462
Cash and cash equivalents	446	75
Premiums receivable (net of allowance for credit losses $4 and $-)	232	249
Deferred acquisition costs	55	60
Insurance loss recoverable	1,543	1,694
Other assets	104	115
Assets of consolidated variable interest entities:
Cash	8	8
Investments held-to-maturity, at amortized cost (net of allowance for credit losses $23 and $-, fair value $574 and $892)	552	890
Investments carried at fair value	76	83
Loans receivable at fair value	116	136
Loan repurchase commitments	524	486
Other assets	28	26

Total assets	$6,613	$7,284

Liabilities and Equity
Liabilities:
Unearned premium revenue	$444	$482
Loss and loss adjustment expense reserves	1,018	901
Long-term debt	2,289	2,228
Medium-term notes (includes financial instruments carried at fair value of $96 and $108)	668	680
Investment agreements	289	304
Derivative liabilities	233	175
Other liabilities	134	136
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $342 and $403)	1,178	1,539

Total liabilities	6,253	6,445

Commitments and contingencies (Refer to Note 13: Commitments and Contingencies)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares -- 283,433,401 and 283,433,401	283	283
Additional paid-in capital	2,958	2,999
Retained earnings	126	607
Accumulated other comprehensive income (loss), net of tax of $8 and $8	129	(2)
Treasury stock, at cost—220,924,081 and 204,000,108 shares	(3,149)	(3,061)

Total shareholders’ equity of MBIA Inc.	347	826
Preferred stock of subsidiary	13	13

Total equity	360	839

Total liabilities and equity	$6,613	$7,284

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Premiums earned:
Scheduled premiums earned	$15	$17	$31	$35
Refunding premiums earned	4	5	8	10

Premiums earned (net of ceded premiums of $1, $1, $2 and $2)	19	22	39	45
Net investment income	20	30	43	62
Fees and reimbursements	-	1	-	1
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	-	(1)	-	(1)
Unrealized gains (losses) on insured derivatives	-	-	-	14

Net change in fair value of insured derivatives	-	(1)	-	13
Net gains (losses) on financial instruments at fair value and foreign exchange	24	(26)	(39)	(4)
Net investment losses related to other-than-temporary impairments:
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	-	(9)	-	(37)

Net investment losses related to other-than-temporary impairments	-	(9)	-	(37)
Other net realized gains (losses)	-	1	-	2
Revenues of consolidated variable interest entities:
Net investment income	5	10	13	20
Net gains (losses) on financial instruments at fair value and foreign exchange	23	18	38	36
Other net realized gains (losses)	23	(16)	14	(58)

Total revenues	114	30	108	80
Expenses
Losses and loss adjustment	136	140	379	102
Amortization of deferred acquisition costs	3	2	5	6
Operating	22	19	40	45
Interest	45	52	92	104
Expenses of consolidated variable interest entities:
Operating	1	1	3	4
Interest	13	23	28	45

Total expenses	220	237	547	306

Income (loss) before income taxes	(106)	(207)	(439)	(226)
Provision (benefit) for income taxes	-	-	-	2

Net income (loss)	$(106)	$(207)	$(439)	$(228)

Net income (loss) per common share
Basic	$(1.69)	$(2.45)	$(6.51)	$(2.68)
Diluted	$(1.69)	$(2.45)	$(6.51)	$(2.68)
Weighted average number of common shares outstanding
Basic	62,605,656	84,275,261	67,347,335	84,911,215
Diluted	62,605,656	84,275,261	67,347,335	84,911,215
The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(106)	$(207)	$(439)	$(228)
Other comprehensive income (loss):
Available-for-sale securities with no credit losses:
Unrealized gains (losses) arising during the period	40	46	88	125
Provision (benefit) for income taxes	-	(1)	-	(1)

Total	40	47	88	126
Reclassification adjustments for (gains) losses included in net income (loss)	(5)	16	(8)	(23)
Available-for-sale securities with credit losses:
Unrealized gains (losses) arising during the period	-	19	-	30
Reclassification adjustments for (gains) losses included in net income (loss)	-	9	-	37
Foreign currency translation:
Foreign currency translation gains (losses)	(1)	(1)	(1)	-
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	3	(2)	49	-
Reclassification adjustments for (gains) losses included in net income (loss)	1	19	3	23

Total other comprehensive income (loss)	38	107	131	193

Comprehensive income (loss)	$(68)	$(100)	$(308)	$(35)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common shares
Balance at beginning and end of period	283,433,401	283,625,689	283,433,401	283,625,689
Common stock amount
Balance at beginning and end of period	$283	$284	$283	$284
Additional paid-in capital
Balance at beginning of period	$2,961	$2,996	$2,999	$3,025
Period change	(3)	(1)	(41)	(30)

Balance at end of period	$2,958	$2,995	$2,958	$2,995
Retained earnings
Balance at beginning of period	$232	$945	$607	$966
ASU 2016-13 transition adjustment	-	-	(42)	-
Net income (loss)	(106)	(207)	(439)	(228)

Balance at end of period	$126	$738	$126	$738
Accumulated other comprehensive income (loss)
Balance at beginning of period	$91	$(70)	$(2)	$(156)
Other comprehensive income (loss)	38	107	131	193

Balance at end of period	$129	$37	$129	$37
Treasury shares
Balance at beginning of period	(211,272,995)	(193,446,168)	(204,000,108)	(193,803,976)
Treasury shares acquired under share repurchase program	(9,765,326)	(5,445,053)	(17,848,082)	(5,932,659)
Other	114,240	66,528	924,109	911,942

Balance at end of period	(220,924,081)	(198,824,693)	(220,924,081)	(198,824,693)
Treasury stock amount
Balance at beginning of period	$(3,083)	$(2,967)	$(3,061)	$(3,000)
Treasury shares acquired under share repurchase program	(71)	(50)	(136)	(54)
Other	5	3	48	40

Balance at end of period	$(3,149)	$(3,014)	$(3,149)	$(3,014)
Total shareholders’ equity of MBIA Inc.
Balance at beginning of period	$484	$1,188	$826	$1,119
Period change	(137)	(148)	(479)	(79)

Balance at end of period	$347	$1,040	$347	$1,040
Preferred stock of subsidiary shares
Balance at beginning and end of period	1,315	1,315	1,315	1,315
Preferred stock of subsidiary amount
Balance at beginning and end of period	$13	$13	$13	$13

Total equity	$360	$1,053	$360	$1,053

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Premiums, fees and reimbursements received	$12	$14
Investment income received	66	91
Insured derivative commutations and losses paid	-	(1)
Financial guarantee losses and loss adjustment expenses paid	(115)	(115)
Proceeds from recoveries and reinsurance	27	91
Operating and employee related expenses paid	(46)	(44)
Interest paid, net of interest converted to principal	(47)	(91)
Income taxes (paid) received	14	(2)

Net cash provided (used) by operating activities	(89)	(57)

Cash flows from investing activities:
Purchases of available-for-sale investments	(574)	(1,410)
Sales of available-for-sale investments	569	1,367
Paydowns and maturities of available-for-sale investments	464	567
Purchases of investments at fair value	(85)	(104)
Sales, paydowns, maturities and other proceeds of investments at fair value	88	237
Sales, paydowns and maturities (purchases) of short-term investments, net	172	(72)
Sales, paydowns and maturities of held-to-maturity investments	315	-
Paydowns and maturities of loans receivable	7	64
Consolidation of variable interest entities	-	72
Deconsolidation of variable interest entities	-	(2)
(Payments) proceeds for derivative settlements	(7)	(15)
Collateral (to) from counterparties	(8)	(21)

Net cash provided (used) by investing activities	941	683

Cash flows from financing activities:
Proceeds from investment agreements	7	7
Principal paydowns of investment agreements	(20)	(13)
Principal paydowns of medium-term notes	-	(56)
Principal paydowns of variable interest entity notes	(327)	(301)
Purchases of treasury stock	(134)	(58)
Other financing	(7)	(7)

Net cash provided (used) by financing activities	(481)	(428)

Net increase (decrease) in cash and cash equivalents	371	198
Cash and cash equivalents - beginning of period	83	280

Cash and cash equivalents - end of period	$454	$478

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(439)	$(228)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	10	34
Deferred acquisition costs	5	7
Unearned premium revenue	(38)	(67)
Loss and loss adjustment expense reserves	133	103
Insurance loss recoverable	151	(28)
Accrued interest payable	68	56
Accrued expenses	(12)	(3)
Net investment losses related to other-than-temporary impairments	-	37
Unrealized (gains) losses on insured derivatives	-	(14)
Net (gains) losses on financial instruments at fair value and foreign exchange	1	(32)
Other net realized (gains) losses	(14)	56
Deferred income tax provision (benefit)	13	-
Interest on variable interest entities, net	3	-
Other operating	30	22

Total adjustments to net income (loss)	350	171

Net cash provided (used) by operating activities	$(89)	$(57)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Business Developments and Risks and Uncertainties
Summary
MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates within the financial guarantee insurance industry. MBIA manages three operating segments: 1) United States (“U.S.”) public finance insurance; 2) corporate; and 3) international and structured finance insurance. The Company’s U.S. public finance insurance business is managed through National Public Finance Guarantee Corporation (“National”), the corporate segment is operated through MBIA Inc. and several of its subsidiaries, including its service company, MBIA Services Corporation (“MBIA Services”) and its international and structured finance insurance business is primarily operated through MBIA Insurance Corporation and its subsidiary (“MBIA Corp.”).
Refer to “Note 10: Business Segments” for further information about the Company’s operating segments.
Business Developments
Puerto Rico
On January 1, 2020 and July 1, 2020, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $391 million. As of June 30, 2020, National had $3.3 billion of debt service outstanding related to Puerto Rico. Refer to the “Risks and Uncertainties” section below for additional information on the Company’s Puerto Rico exposures.
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
COVID-19
(“COVID-19”)
until further notice. The Oversight Board and the Commonwealth submitted a status report to the Title III court on July 31, 2020, requesting additional time to negotiate with creditors and seeking to file a further update with the Court on September 25, 2020. The debt restructuring contemplated by the RSA will not be effective until (i) confirmation of a plan of adjustment under the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), (ii) negotiation and consummation of definitive documentation and legal opinions, (iii) enactment and implementation of supportive Puerto Rico legislation and (iv) receipt of Puerto Rico regulatory approval, each of which outcome is uncertain and subject to varying degrees of risk.
GO PSA
On June 17, 2019, the Oversight Board announced it had reached a plan support agreement (“PSA”) with certain Commonwealth General Obligation (“GO”) bondholders and guaranteed Puerto Rico Buildings Authority (“PBA”) bondholders on a framework for a plan of adjustment to resolve $35.0 billion worth of debt and unsecured claims against the Commonwealth. On February 9, 2020, the Oversight Board posted an amended PSA, which provides for faster debt maturities and increased creditor support than the originally filed PSA. The Oversight Board asserts that the amended PSA has the support of approximately $10.7 billion (or approximately 58%) in GO bonds and PBA bonds, and settles disputes regarding the validity of the 2011, 2012 and 2014 GO bonds without the need of a litigation trust as previously contemplated under the initial PSA. National and the other monolines are not parties to the amended PSA. On July 15, 2020, the Oversight Board filed its court-mandated status report concerning the PSA. The Oversight Board stated that it was unprepared to propose a schedule for the plan of adjustment and disclosure statement processes to restart due to the uncertainty of the pandemic, fiscal and economic disruption, the severe drought conditions present in Puerto Rico as well as political and legislative hurdles. The Board proposed September 11, 2020 as the next date to provide a further status report to the Court.
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
COVID-19
COVID-19,
a respiratory disease caused by a new strain of coronavirus, was declared a pandemic by the World Health Organization in March of 2020 and has spread globally. The pandemic continues to affect a wide range of economic activities, as well as domestic and global business and financial markets. The impact, scope and duration of the outbreak, and the availability of treatment or vaccine, remain largely unknown. The attendant governmental policy and social responses, and economic and financial consequences, continue to be the subject of considerable attention and development. The Company continues to perform all of its traditional operations, including surveilling and, as necessary, remediating, the credits in its insured portfolios.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Business Developments and Risks and Uncertainties (continued)

Insured portfolios
The Company continues to regularly assess the financial impact of the pandemic on its operating insurance companies’ overall insured portfolios. It remains challenging to comprehensively quantify, or account for the impact of the outbreak on most of the specific credits within those portfolios, due to, in part, challenges in determining whether and to what extent the underlying credits will be able or willing to continue to meet their debt service obligations or avoid long term impairment in this environment. Adverse impacts on macroeconomic factors resulting from the spread of COVID-19, including without limitation reduced economic activity and certainty, increased unemployment, increased loan defaults or delinquencies, and increased stress on municipal budgets, including due to reduced tax revenues and the ability to raise taxes or limit spending, could materially and adversely affect the performance of the Company’s insured portfolios. The impact of the pandemic on National’s financial guarantee credits is likely to vary based on the nature of the taxes, fees and revenues pledged to debt repayment and their sensitivity to the related slowdown in economic activity. Several of the credits within National’s insured portfolio have made public pronouncements that the pandemic has had an impact on their economic status, without yet providing any specific quantification of the impact. The duration of the pandemic, the availability of federal aid to state and local governments, and the breadth and speed of economic recovery may all contribute to the ultimate degree and length of the economic stress incurred by the credits in National’s and MBIA Corp.’s insured portfolios. Further, any national recession that may result from the pandemic and its aftermath could present additional but yet unknown credit risks to National’s and MBIA Corp.’s insured portfolios.
Federal legislation passed to combat the economic impact of the pandemic, principally the $2.7 trillion Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, included significant aid to public sector issuers including states, territories, healthcare, higher education and transportation issuers. In addition, the Federal Reserve has announced several actions in furtherance of its mandate from Congress to promote the stability of the financial system that are directly supportive of the municipal market. It is premature to assess whether these or any subsequent federal responses will prevent or reduce financial distress in the municipal sector. If the issuers of the obligations in National’s insured portfolio, including Puerto Rico, are unable to raise taxes, reduce spending, or receive federal assistance, the Company may experience new or additional losses or impairments on those obligations, which could materially and adversely affect its business, financial condition and financial results.
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
Zohar and RMBS Recoveries
Payment of claims on MBIA Corp.’s policies insuring the Class A-1 and A-2 notes issued by Zohar CDO 2003-1, Limited (“Zohar I”) and Zohar II 2005-1, Limited (“Zohar II”), entitles MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. MBIA Corp. anticipates that the primary source of the recoveries will come from the monetization of the assets of Zohar I and Zohar II (the “Zohar Assets”), which include, among other things, loans made to, and equity interests in, companies that, until late March of 2020, were purportedly controlled and managed by the sponsor and former collateral manager of Zohar I and Zohar II (the “Zohar Sponsor”). In late March of 2020, the Zohar Sponsor resigned as director and manager of all but one portfolio company, and new directors and managers are currently in place at all but two portfolio companies, which are all subject to a monetization process approved by the Court. However, there can be no assurance that the monetization of the Zohar Assets will yield amounts sufficient to permit MBIA Corp. to recover a substantial portion of the payments it made on Zohar I and Zohar II.

In particular, as the monetization process unfolds in coordination with the new directors and managers in place, and new information concerning the financial condition of the portfolio companies is disclosed, the Company may revise its expectations for recoveries. For example, at a June 3, 2020 hearing, counsel for one of the portfolio companies announced that the monetization process for that company would be delayed as a consequence of having to investigate issues relating to the integrity of the company’s financial statements.
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
The results of operations for the three and six months ended June 30, 2020 may not be indicative of the results that may be expected for the year ending December 31, 2020. The December 31, 2019 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods.
Investments
The Company classifies its investments as
available-for-sale
(“AFS”),
held-to-maturity
(“HTM”), or trading. AFS investments are reported in the consolidated balance sheets at fair value with non-credit
related unrealized gains and losses, net of applicable deferred income taxes, reflected in accumulated other comprehensive income (loss) (“AOCI”) in shareholders’ equity. The specific identification method is used to determine realized gains and losses on AFS securities. HTM investments, for which the Company has the ability and intent to hold such investments to maturity, are reported in the consolidated balance sheets at amortized cost (net of an allowance for credit losses). Investments carried at fair value consist of equity instruments, and certain investments elected under the fair value option, or classified as trading. Short-term investments held as AFS include all fixed-maturity securities with a remaining maturity of less than one year at the date of purchase, commercial paper and money market securities. Changes in fair value of investments carried at fair value and realized gains and losses from the sale of investment securities are reflected in earnings as part of “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 3: Recent Accounting Pronouncements (continued)

The Company adopted ASU 2016-13 in its entirety as of January 1, 2020. For financial assets held by the Company and measured at amortized cost, which primarily include HTM debt securities, premiums receivable, accrued investment income and reinsurance recoverables
,
the Company’s aggregate cumulative-effect adjustment, net of tax, related to allowances for credit losses as of the date of adoption was a $
42
million reduction in retained earnings. In addition, the Company updated its models and implemented or modified processes and controls necessary for the proper identification, measurement and recording of expected credit losses on financial assets within the scope of ASU 2016-13.

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
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12)
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, in the fourth quarter of 2019, the Company adopted ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as of January 1, 2019. As a result of adopting ASU 2019-12, the Company revised its previously reported amounts for the three and six months ended June 30, 2019. For the three months ended June 30, 2019, the Company previously reported an income tax benefit and a net loss of $37 million and $170 million, respectively, which were revised to zero and a net loss of $207 million, respectively. In addition, for the three months ended June 30, 2019, the Company previously reported a net loss per basic and diluted common share of $2.02 which was revised to a $2.45 net loss per basic and diluted common share. For the six months ended June 30, 2019 the Company previously reported an income tax benefit and a net loss of $39 million and $187 million, respectively, which were revised to an income tax provision and a net loss of $2 million and $228 million, respectively. In addition, for the six months ended June 30, 2019, the Company previously reported a net loss per basic and diluted common share of $2.20 which was revised to a $2.68 net loss per basic and diluted common share. There was no impact to the Company’s consolidated shareholders’ equity.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (
Unaudited
)

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
Consolidated VIEs
The carrying amounts of assets and liabilities of consolidated VIEs was $1.3 billion and $1.2 billion, respectively, as of June 30, 2020 and $1.6 billion and $1.5 billion, respectively, as of December 31, 2019. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. In the second quarter of 2020, there was no consolidation or deconsolidation of VIEs by the Company. In the first quarter of 2020, the Company deconsolidated one structured finance VIE due to the prepayment of the outstanding notes of the VIE. Also, in the first quarter of 2020, the Puerto Rico Sales Tax Financing Corporation (“COFINA”) Trusts established in 2019 were legally dissolved and the seven related VIEs were deconsolidated. There was no impact to the Company’s consolidated statement of operations for the first quarter of 2020 due to the deconsolidation of these VIEs. In the first quarter of 2019, the Company consolidated seven VIEs related to the Trusts established in connection with the COFINA Plan of Adjustment. On the initial consolidation of the Trusts, the Company recorded a loss of $42 million, representing the difference between the fair value of the Company’s financial guarantee within the Trusts and the carrying value of the insurance related balances on the COFINA policies. During 2019, all of the uninsured bonds held in the Trusts were sold and the proceeds were used to reduce National’s obligations under its original insurance policies upon passing the proceeds through the Trusts to certificate holders. In addition, in 2019, National elected to make a voluntary additional payment in the amount of $66 million with the effect of simultaneously reducing the Trust’s obligations to zero and satisfying in full the obligations under its original insurance policies. In the second quarter of 2019, two VIEs were deconsolidated as a result of the termination of the Company’s insurance policies related to those VIEs and the Company recorded losses of $16 million primarily due to credit losses in AOCI that were released to earnings. Consolidation and deconsolidation gains and losses are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations.

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
Nonconsolidated VIEs
The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of June 30, 2020 and December 31, 2019. The amounts included under the headings for the carrying value of assets and liabilities represent amounts reported within the applicable financial statement line items on the Company’s consolidated balance sheets. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	June 30, 2020
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$1,993	$13	$16	$115	$15	$481
Consumer asset-backed	335	-	1	1	1	17
Corporate asset-backed	839	-	6	475	6	2
Total global structured finance	3,167	13	23	591	22	500
Global public finance	1,834	-	7	-	8	-

Total insurance	$5,001	$13	$30	$591	$30	$500

	December 31, 2019
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$2,253	$15	$19	$107	$16	$436
Mortgage-backed commercial	26	-	-	-	-	-
Consumer asset-backed	384	-	1	1	1	11
Corporate asset-backed	937	-	6	673	7	-

Total global structured finance	3,600	15	26	781	24	447
Global public finance	1,926	-	8	-	9	-

Total insurance	$5,526	$15	$34	$781	$33	$447

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial
Statements
(
Unaudited
)

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

International and Structured Finance Insurance
The international and structured finance insurance segment’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP do not include estimates for a policy insuring a credit derivative or on financial guarantee VIEs that are eliminated in consolidation. The policy insuring a credit derivative contract is accounted for as a derivative and is carried at fair value in the Company’s consolidated financial statements under GAAP. The fair value of the insured credit derivative contract is influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments under the Company’s insurance policy. Refer to “Note 8: Derivative Instruments” for a further discussion of the Company’s use of derivatives and their impact on the Company’s consolidated financial statements. In addition, COVID-19 may present additional but unknown credit risks to MBIA Corp.’s insured portfolio. Refer to “Note 1: Business Developments and Risk and Uncertainties”, for further information on COVID-19.
RMBS Case Basis Reserves (Financial Guarantees)
The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies, excluding those on consolidated VIEs. The Company’s first-lien RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company’s second-lien RMBS case basis reserves relate to RMBS backed by home equity lines of credit and closed-end second mortgages. The Company calculated RMBS case basis reserves as of June 30, 2020 for both first and second-lien RMBS transactions using a process called the Roll Rate Methodology (“Roll Rate Methodology”). The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Roll Rate is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off or liquidated. The loss reserve estimates are based on a probability-weighted average of three scenarios of loan losses. Additional data used for both second and first-liens include historic averages of deal specific voluntary prepayment rates, forward projections of the LIBOR interest rates, and historic averages of deal-specific loss severities. In addition, for second-lien RMBS backed by home equity lines of credit, the Company assumes a constant basis spread between Prime and LIBOR interest rates.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

CDO Reserves and Recoveries
The Company also has loss and loss adjustment expense (“LAE”) reserves on certain transactions within its CDO portfolio, primarily its multi-sector CDO asset class that was insured in the form of financial guarantee policies. MBIA’s insured multi-sector CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes, but are not limited to, RMBS, CMBS, ABS and CDO collateral). The Company’s process for estimating reserves and credit impairments on these policies is determined as the present value of the probability-weighted potential future losses, net of estimated recoveries, across multiple scenarios. The Company considers several factors when developing the range of potential outcomes and their impact on MBIA. A range of loss scenarios is considered under different default and severity rates for each transaction’s collateral. Additionally, each transaction is evaluated for its commutation potential.
Zohar Recoveries
MBIA Corp. is seeking to recover the payments it made (plus interest and expenses) with respect to Zohar I and Zohar II. In March of 2018, the then-director of Zohar I and Zohar II placed those funds into voluntary bankruptcy proceedings in federal bankruptcy court in the District of Delaware (the “Zohar Funds Bankruptcy Cases”). In May of 2018, MBIA and certain parties to the Zohar Funds Bankruptcy Cases agreed to a stay of litigation and a process, among other things (the “Zohar Bankruptcy Settlement”) by which the debtor funds, through an independent director and a chief restructuring officer, would work with the original sponsor of the funds to monetize the Zohar Assets and repay creditors, including MBIA Corp. While the stay of litigation provided for in the Zohar Bankruptcy Settlement has expired, the court has ruled that the monetization process will continue, a decision that was affirmed by the federal District Court for the District of Delaware in July 2020.
While MBIA Corp. anticipates that the primary source of the recoveries will come from the monetization of the Zohar Assets, significant uncertainty remains with respect to realizable value. Notably, one of the portfolio companies, Dura Automotive Systems, LLC, and certain of its affiliates, filed for bankruptcy protection in the fall of 2019 and the Company no longer projects
any

recovery on the Zohar debtors’ substantial debt and equity interests in the Dura debtors. In late March of 2020, the original sponsor of the Zohar Funds resigned from her role as director and manager of all the portfolio companies, except for Dura, which companies have debt and equity that comprise, in part, the Zohar Assets. New directors and managers are currently in place at all but two of the portfolio companies, which are all subject to the above-referenced monetization process. There can be no assurance, however, that the recent coronavirus outbreak and/or other developments will not cause the monetization of the Zohar Assets to be delayed or impacted. Salvage and subrogation recoveries related to Zohar I and Zohar II are reported within “Insurance loss recoverable” on the Company’s consolidated balance sheet. The Company’s estimate of the insurance loss recoverable for Zohar I and Zohar II includes probability-weighted scenarios of the ultimate monetized recovery from the Zohar Assets.
Notwithstanding the
procedures agreed to in the Zohar Bankruptcy Settlement and confirmed by the court, there can be no assurance that the monetization of the Zohar Assets will yield amounts sufficient to permit MBIA Corp. to recover a substantial portion of the payments it made on Zohar I and Zohar II. In particular, as the monetization process unfolds in coordination with the new directors and managers in place, and new information concerning the financial condition of the portfolio companies is disclosed, the Company may revise its expectations for recoveries. For example, at a June 3, 2020 hearing, counsel for one of the portfolio companies announced that the monetization process for that company would be delayed as a consequence of having to investigate issues relating to the integrity of the company’s financial statements. Failure to recover a substantial portion of the payments made on Zohar I and Zohar II  could impede MBIA Corp.’s ability to make payments when due on other policies. MBIA Corp. believes that if the NYSDFS concludes at any time that MBIA Insurance Corporation will not be able to pay its policyholder claims, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the NYIL and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the
NYSDFS.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Summary of Loss and LAE Reserves and Recoveries
The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs for the international and structured finance insurance segment, which are included in the Company’s consolidated balance sheets as of June 30, 2020 and December 31, 2019 are presented in the following table:

	As of June 30, 2020		As of December 31, 2019
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (2)	Insurance loss recoverable	Loss and LAE reserves (2)
U.S. Public Finance Insurance	$950	$495	$911	$432
International and Structured Finance Insurance:
Before VIE eliminations (1)	1,140	782	1,286	749
VIE eliminations (1)	(547)	(259)	(503)	(280)

Total international and structured finance insurance	593	523	783	469

Total	$1,543	$1,018	$1,694	$901

(1) -	Includes loan repurchase commitments of $524 million and $486 million as of June 30, 2020 and December 31, 2019, respectively.
(2) - Amounts are net of expected recoveries.
Changes in Loss and LAE Reserves
The following table presents changes in the Company’s loss and LAE reserves for the six months ended June 30, 2020. Changes in loss reserves attributable to the accretion of the claim liability discount, changes in discount rates, changes in amount and timing of estimated claim payments and estimated recoveries on such claims, changes in assumptions and changes in LAE reserves are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of June 30, 2020, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 0.68%. LAE reserves are generally expected to be settled within a one-year period and are not discounted. As of June 30, 2020 and December 31, 2019 the Company’s gross loss and LAE reserves included $33 million and $34 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Six Months Ended June 30, 2020
Gross Loss and LAE Reserves as of December 31, 2019 (1)	Loss Payments	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Other	Gross Loss and LAE Reserves as of June 30, 2020 (1)
$901	$(97)	$6	$(87)	$291	$7	$(3)	$1,018

(1) - Amounts are net of expected recoveries of unpaid claims.
The increase in the Company’s loss
and
LAE
reserves for the six months ended June 30, 2020, primarily related to an increase in expected payments on certain Puerto Rico exposures
and
an
increase in insured first-lien RMBS transactions due to the decline in risk-free rates during 2020 used to present value loss reserves. This increase
was partially offset by
actual payments made and favorable changes in future recoveries on unpaid losses due to the decline in risk-free rates on certain Puerto Rico exposures.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)
Changes in Insurance Loss Recoverable
Insurance loss recoverable represents the Company’s estimate of recoveries on paid claims and LAE. The Company recognizes potential recoveries on paid claims based on the probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. The following table presents changes in the Company’s insurance loss recoverable for the six months ended June 30, 2020. Changes in insurance loss recoverable attributable to the accretion of the discount on the recoverable, changes in discount rates, changes in amount and timing of estimated collections, changes in assumptions and changes in LAE recoveries are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable
		for the Six Months Ended June 30, 2020
In millions	Gross Reserve as of December 31, 2019	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions (1)	Gross Reserve as of June 30, 2020
Insurance loss recoverable	$1,694	$(25)	$9	$156	$(291)	$1,543

(1)

 -
Includes amounts related to paid claims and LAE that are expected to be recovered in the future.
The decrease in the Company’s insurance loss recoverable reflected in the preceding table was primarily due to a decline in expected recoveries on CDOs partially offset by increases in insurance loss recoverables on certain Puerto Rico exposures due to a decline in risk-free rates during the six months ended June 30, 2020.
Loss and LAE Activity
For the three and six months ended June 30, 2020, loss and LAE incurred primarily related to a decrease in expected salvage collections related to CDOs as well as declines in the risk-free rates, which increased the present value of the loss reserves, primarily related to first-lien RMBS transactions. Losses incurred also related to an increase in actual and expected payments on Puerto Rico exposures
.
For the three and six months ended June 30, 2019, loss and LAE incurred primarily related to an increase in actual and expected payments on Puerto Rico exposures and first-lien RMBS transactions, partially offset by an incurred loss benefit related to CDO transactions.
Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended June 30, 2020 and 2019, gross LAE related to remediating insured obligations were $8 million and $9 million, respectively. For the six months ended June 30, 2020 and 2019, gross LAE related to remediating insured obligations were $17 million and $10 million, respectively.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)
Surveillance Categories
The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of June 30, 2020:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	54	17	-	223	294
Number of issues (1)	19	4	-	102	125
Remaining weighted average contract period (in years)	6.2	6.8	-	7.5	7.1
Gross insured contractual payments outstanding: (2)
Principal	$1,628	$218	$-	$3,691	$5,537
Interest	2,084	91	-	1,533	3,708

Total	$3,712	$309	$-	$5,224	$9,245

Gross Claim Liability (3)	$-	$-	$-	$1,102	$1,102
Less:
Gross Potential Recoveries (4)	-	-	-	1,718	1,718
Discount, net (5)	-	-	-	(111)	(111)

Net claim liability (recoverable)	$-	$-	$-	$(505)	$(505)

Unearned premium revenue	$11	$3	$-	$37	$51
Reinsurance recoverable on paid and unpaid losses (6)					$13

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

1
9

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (
Unaudited
)
Note 5: Loss and Loss Adjustment Expense Reserves (
continued
)

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

The investment in the fixed-income fund was measured at fair value by applying the net asset value per share practical expedient. The investment in the fixed-income fund may be redeemed on a quarterly basis with prior redemption notification of ninety days subject to withdrawal limitations. The investment is required to be held for a minimum of twelve months, and any subsequent quarterly redemption is limited to
25
% of the investment or a complete redemption over four consecutive quarters in the amounts of
25
%,
33
%,
50
%, and
100
% of the remaining investment balance as of the first, second, third and fourth consecutive quarters, respectively.

The investment in the fixed-income fund are included as “Investments carried as fair value” on the Company’s consolidated balance sheets.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (
Unaudited
)
Note 6: Fair Value of Financial Instruments (
continued
)

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (
Unaudited
)
Note 6: Fair Value of Financial Instruments (continued)

Significant Unobservable Inputs
The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

In millions	Fair Value as of June 30, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$116	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee (2)	-30% - 106% (14%) (1)
Loan repurchase commitments	524	Discounted cash flow	Recovery rates (3) Breach rates (3)
Liabilities of consolidated VIEs:
Variable interest entity notes	291	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	31% - 72% (58%) (1)
Credit derivative liabilities – CMBS	8	Direct Price Model	Nonperformance risk	54% - 54% (54%)
Other derivative liabilities	37	Discounted cash flow	Cash flows	$0 - $49 ($25) (4)

(1) -	Weighted average represents the total MBIA guarantees as a percentage of total instrument fair value.

(2) -	Negative percentage represents financial guarantee policies in a receivable position.

(3) -	Recovery rates include assumptions about legal risk in the enforcement of the Company’s contract and breach rates represent estimates of the percentage of ineligible loans.

(4) -	Midpoint of cash flows are used for the weighted average.

In millions	Fair Value as of December 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$136	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee (1)	-20% -99% (22%)
Loan repurchase commitments	486	Discounted cash flow	Recovery rates (2) Breach rates (2)
Liabilities of consolidated VIEs:
Variable interest entity notes	347	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	37% - 76% (61%)
Credit derivative liabilities – CMBS	7	Direct Price Model	Nonperformance risk	54% - 54% (54%)
Other derivative liabilities	34	Discounted cash flow	Cash flows	$0 - $49 ($25) (3)

(1) -	Negative percentage represents financial guarantee policies in a receivable position.

(2) -	Recovery rates include assumptions about legal risk in the enforcement of the Company’s contract and breach rates represent estimates of the percentage of ineligible loans.

(3) -	Midpoint of cash flows are used for the weighted average.

2
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (
Unaudited
)
Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements
The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of June 30, 2020
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$771	$105	$-	$-	$876
State and municipal bonds	-	192	-	-	192
Foreign governments	-	15	-	-	15
Corporate obligations	-	1,071	-	-	1,071
Mortgage-backed securities:
Residential mortgage-backed agency	-	266	-	-	266
Residential mortgage-backed non-agency	-	22	-	-	22
Commercial mortgage-backed	-	25	-	-	25
Asset-backed securities:
Collateralized debt obligations	-	125	-	-	125
Other asset-backed	-	163	1	-	164

Total fixed-maturity investments	771	1,984	1	-	2,756
Money market securities	74	-	-	-	74
Perpetual debt and equity securities	31	21	-	-	52
Fixed-income fund	-	-	-	-	47	(1)
Cash and cash equivalents	446	-	-	-	446
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	1	-	-	1

2
5

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (
Unaudited
)
Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting	Balance as of June 30, 2020
Assets of consolidated VIEs:
Corporate obligations	-	6	-	-	6
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	40	-	-	40
Commercial mortgage-backed	-	15	-	-	15
Asset-backed securities:
Collateralized debt obligations	-	8	-	-	8
Other asset-backed	-	7	-	-	7
Cash	8	-	-	-	8
Loans receivable at fair value:
Residential loans receivable	-	-	116	-	116
Loan repurchase commitments	-	-	524	-	524
Other assets:
Currency derivatives	-	-	14	-	14
Other	-	-	14	-	14

Total assets	$1,330	$2,082	$669	$-	$4,128

Liabilities:
Medium-term notes	$-	$-	$96	$-	$96
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	2	8	-	10
Non-insured derivatives:
Interest rate derivatives	-	189	-	(3)	186
Other	-	-	37	-	37
Liabilities of consolidated VIEs:
Variable interest entity notes	-	51	291	-	342

Total liabilities	$-	$242	$432	$(3)	$671

(1) -	Investment that was measured at fair value by applying the net asset value per share practical expedient, and was required not to be classified in the fair value hierarchy.

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (
Unaudited
)
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
Level 3 assets at fair value as of June 30, 2020 and December 31, 2019 represented approximately 16% and 15%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of June 30, 2020 and December 31, 2019 represented approximately 64% and 72%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial
Statements
(
Unaudited
)
Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of June
30
,
2020
and December
31
,
2019
. The majority of the financial assets and liabilities that the Company requires fair value reporting or disclosures are valued based on the estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flow model estimated, or quoted market values for similar products.

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of June 30, 2020	Carry Value Balance as of June 30, 2020
Assets:
Assets of consolidated VIEs:
Investments held-to-maturity	$-	$-	$574	$574	$552

Total assets	$-	$-	$574	$574	$552

Liabilities:
Long-term debt	$-	$749	$-	$749	$2,289
Medium-term notes	-	-	363	363	571
Investment agreements	-	-	407	407	289
Liabilities of consolidated VIEs:
Variable interest entity notes	-	223	573	796	836

Total liabilities	$-	$972	$1,343	$2,315	$3,985

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$861	$861	$(81)
Ceded	-	-	48	48	15

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2019	Carry Value Balance as of December 31, 2019
Assets:
Assets of consolidated VIEs:
Investments held-to-maturity	$-	$-	$892	$892	$890

Total assets	$-	$-	$892	$892	$890

Liabilities:
Long-term debt	$-	$1,073	$-	$1,073	$2,228
Medium-term notes	-	-	396	396	570
Investment agreements	-	-	394	394	304
Liabilities of consolidated VIEs:
Variable interest entity notes	-	261	892	1,153	1,136

Total liabilities	$-	$1,334	$1,682	$3,016	$4,238

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$556	$556	$(311)
Ceded	-	-	56	56	24
2
9

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments
(continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2020 and 2019:
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2020

In millions	Balance, Beginning of Period	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2020	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of June 30, 2020 (1)
Assets:
Other asset-backed	$1	$-	$-	$-	$-	$-	$-	$-	$-	$1	$-	$-
Assets of consolidated VIEs:
Loans receivable-residential	98	22	-	-	-	(4)	-	-	-	116	20	-
Loan repurchase commitments	506	18	-	-	-	-	-	-	-	524	18	-
Currency derivatives	18	(4)	-	-	-	-	-	-	-	14	(4)	-
Other	15	(1)	-	-	-	-	-	-	-	14	(1)	-

Total assets	$638	$35	$-	$-	$-	$(4)	$-	$-	$-	$669	$33	$-

In millions	Balance, Beginning of Period	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2020	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of June 30, 2020 (2)
Liabilities:
Medium-term notes	$98	$(1)	$(1)	$-	$-	$-	$-	$-	$-	$96	$(1)	$(1)
Credit derivatives	8	-	-	-	-	-	-	-	-	8	-	-
Other derivatives	37	-	-	-	-	-	-	-	-	37	-	-
Liabilities of consolidated VIEs:
VIE notes	281	16	(3)	-	-	(3)	-	-	-	291	15	(3)

Total liabilities	$424	$15	$(4)	$-	$-	$(3)	$-	$-	$-	$432	$14	$(4)

(1) -	Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

(2) -	Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2019

In millions	Balance, Beginning of Period	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2019
Assets:
Commercial mortgage-backed	$6	$-	$-	$-	$-	$(2)	$-	$-	$-	$4	$-
Other asset-backed	2	(1)	-	-	-	-	-	-	-	1	-
Assets of consolidated VIEs:
Corporate obligations	5	-	-	-	-	(2)	-	-	(3)	-	-
Collateralized debt obligations	1	-	-	-	-	-	(1)	-	-	-	-
Loans receivable-residential	206	1	-	-	-	(5)	(48)	-	-	154	(1)
Loan repurchase commitments	420	8	-	-	-	-	-	-	-	428	8
Currency derivatives	14	(3)	-	-	-	-	-	-	-	11	(3)
Other	15	-	-	-	-	-	-	-	-	15	-

Total assets	$669	$5	$-	$-	$-	$(9)	$(49)	$-	$(3)	$613	$4

In millions	Balance, Beginning of Period	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2019
Liabilities:
Medium-term notes	$106	$(3)	$10	$-	$-	$(3)	$-	$-	$-	$110	$(2)
Credit derivatives	19	1	-	-	-	(2)	-	-	-	18	-
Other derivatives	7	9	-	-	-	-	-	-	-	16	9
Other payable	3	-	-	-	-	-	-	-	-	3	-
Liabilities of consolidated VIEs:
VIE notes	397	9	(1)	-	-	(3)	(60)	-	-	342	10

Total liabilities	$532	$16	$9	$-	$-	$(8)	$(60)	$-	$-	$489	$17

(1) -	Transferred in and out at the end of the period.
For the three months ended June 30, 2019, sales included the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2020 and 2019:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2020

In millions	Balance, Beginning of Year	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2020	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of June 30, 2020 (1)
Assets:
Other asset-backed	$1	$-	$-	$-	$-	$-	$-	$-	$-	$1	$-	$-
Assets of consolidated VIEs:
Loans receivable- residential	136	(13)	-	-	-	(7)	-	-	-	116	(14)	-
Loan repurchase commitments	486	38	-	-	-	-	-	-	-	524	38	-
Currency derivatives	8	6	-	-	-	-	-	-	-	14	6	-
Other	18	(4)	-	-	-	-	-	-	-	14	(4)	-

Total assets	$649	$27	$-	$-	$-	$(7)	$-	$-	$-	$669	$26	$-

In millions	Balance, Beginning of Year	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in Credit Risk in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2020	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of June 30, 2020 (2)
Liabilities:
Medium-term notes	$108	$1	$(13)	$-	$-	$-	$-	$-	$-	$96	$1	$(13)
Credit derivatives	7	1	-	-	-	-	-	-	-	8	1	-
Other derivatives	34	3	-	-	-	-	-	-	-	37	3	-
Other payable	4	-	-	-	-	(4)	-	-	-	-	-	-
Liabilities of consolidated VIEs:
VIE notes	347	(9)	(38)	-	-	(9)	-	-	-	291	(12)	(37)

Total liabilities	$500	$(4)	$(51)	$-	$-	$(13)	$-	$-	$-	$432	$(7)	$(50)

(1) -	Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
(2) -	Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (
Unaudited
)
Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2019

In millions	Balance, Beginning of Year	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2019
Assets:
Commercial mortgage-backed	7	-	-	-	-	(3)	-	-	-	4	-
Other asset-backed	3	(1)	-	-	-	(1)	-	-	-	1	-
Assets of consolidated VIEs:
Corporate obligations	5	-	-	-	-	(2)	-	-	(3)	-	-
Collateralized debt obligations	1	-	-	-	-	-	(1)	-	-	-	-
Loans receivable-residential	172	43	-	-	-	(13)	(48)	-	-	154	38
Loan repurchase commitments	418	10	-	-	-	-	-	-	-	428	10
Currency derivatives	17	(6)	-	-	-	-	-	-	-	11	(6)
Other	14	1	-	-	-	-	-	-	-	15	1

Total assets	$637	$47	$-	$-	$-	$(19)	$(49)	$-	$(3)	$613	$43

In millions	Balance, Beginning of Year	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2019
Liabilities:
Medium-term notes	$102	$5	$6	$-	$-	$(3)	$-	$-	$-	$110	$4
Credit derivatives	33	(13)	-	-	-	(2)	-	-	-	18	(14)
Other derivatives	7	9	-	-	-	-	-	-	-	16	9
Other payable	5	1	-	-	-	(3)	-	-	-	3	1
Liabilities of consolidated VIEs:
VIE notes	366	50	(7)	-	4	(11)	(60)	-	-	342	43

Total liabilities	$513	$52	$(1)	$-	$4	$(19)	$(60)	$-	$-	$489	$43

(1) -	Transferred in and out at the end of the period.
For the six months ended June 30, 2019, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (
Unaudited
)
Note 6: Fair Value of Financial Instruments (
continued
)
Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended June 30, 2020 and 2019 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
		Change in		Change in
		Unrealized		Unrealized
		Gains (Losses)		Gains (Losses)
		for the		for the
		Period Included		Period Included
		in Earnings		in Earnings
		for Assets		for Assets
		and		and
	Total Gains	Liabilities still	Total Gains	Liabilities still
	(Losses)	held as of	(Losses)	held as of
	Included	June 30,	Included	June 30,
In millions	in Earnings	2020	in Earnings	2019
Revenues:
Realized gains (losses) and other settlements on insured derivatives	$-	$-	$(1)	$-
Net gains (losses) on financial instruments at fair value and foreign exchange	1	1	(6)	(7)
Net investment losses related to other-than-temporary impairments	-	-	(1)	-
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	19	18	(3)	(6)

Total	$20	$19	$(11)	$(13)

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the six months ended June 30, 2020 and 2019 are reported on the Company’s consolidated statements of operations as follows:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
		Change in		Change in
		Unrealized		Unrealized
		Gains (Losses)		Gains (Losses)
		for the		for the
		Period Included		Period Included
		in Earnings		in Earnings
		for Assets		for Assets
		and		and
	Total Gains	Liabilities still	Total Gains	Liabilities still
	(Losses)	held as of	(Losses)	held as of
	Included	June 30,	Included	June 30,
In millions	in Earnings	2020	in Earnings	2019
Revenues:
Unrealized gains (losses) on insured derivatives	$(1)	$(1)	$14	$14
Realized gains (losses) and other settlements on insured derivatives	-	-	(1)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(4)	(4)	(14)	(13)
Net investment losses related to other-than-temporary impairments	-	-	(1)	-
Other net realized gains (losses)	-	-	(1)	(1)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	36	38	(2)	-

Total	$31	$33	$(5)	$-

3
4

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)
Fair Value Option
The Company elected to record at fair value certain financial instruments that are consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.
The following table presents the gains and (losses) included in the Company’s consolidated statements of operations for the three and
six months ended June 30, 2020 and 2019 for financial instruments for which the fair value option was elected:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Investments carried at fair value (1)	$13	$4	$(7)	$11
Fixed-maturity securities held at fair value-VIE (2)	4	26	(2)	56
Loans receivable at fair value:
Residential mortgage loans (2)	22	1	(13)	43
Loan repurchase commitments (2)	18	9	38	10
Other assets-VIE (2)	(1)	-	(3)	-
Medium-term notes (1)	1	3	(1)	(5)
Other liabilities (3)	-	(1)	-	(1)
Variable interest entity notes (2)	(18)	(24)	9	(80)

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.
(2) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.
(3) -	Reported within “Other net realized gains (losses)” on MBIA’s consolidated statements of operations.
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2020 and December 31, 2019 for loans and notes for which the fair value option was elected:

	As of June 30, 2020			As of December 31, 2019
	Contractual			Contractual
	Outstanding	Fair		Outstanding	Fair
In millions	Principal	Value	Difference	Principal	Value	Difference
Loans receivable at fair value:
Residential mortgage loans - current	$93	$93	$-	$107	$107	$-
Residential mortgage loans (90 days or more past due)	124	23	101	154	29	125

Total loans receivable and other instruments at fair value	$217	$116	$101	$261	$136	$125
Variable interest entity notes	$1,097	$342	$755	$1,126	$403	$723
Medium-term notes	$112	$96	$16	$112	$108	$4
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
5

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)
Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option
As of June 30, 2020 and December 31, 2019, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were losses of $55 million and $107 million, respectively, reported in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the three months ended June 30, 2020 and 2019, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $1 million and $19 million, respectively. During the six months ended June 30, 2020 and 2019, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $3 million and $23 million, respectively.
Note 7: Investments
Investments, excluding those elected under the fair value option, include debt and equity securities classified as either AFS or HTM.
The following table presents the amortized cost, allowance for credit losses, corresponding gross unrealized gains and losses and fair value for AFS and HTM investments in the Company’s consolidated investment portfolio as of June 30, 2020:

	June 30, 2020
In millions	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$784	$-	$91	$(1)	$874
State and municipal bonds	160	-	31	-	191
Foreign governments	13	-	1	-	14
Corporate obligations	915	-	79	(6)	988
Mortgage-backed securities:
Residential mortgage-backed agency	250	-	9	-	259
Residential mortgage-backed non-agency	27	-	-	(6)	21
Commercial mortgage-backed	23	-	1	-	24
Asset-backed securities:
Collateralized debt obligations	128	-	-	(6)	122
Other asset-backed	158	-	1	-	159

Total AFS investments	$2,458	$-	$213	$(19)	$2,652

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$575	$(23)	$22	$-	$574

Total HTM investments	$575	$(23)	$22	$-	$574

3
6

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

The following table presents the amortized cost, fair value, corresponding gross unrealized gains and losses and OTTI for AFS and HTM investments in the Company’s consolidated investment portfolio as of December 31, 2019:

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
The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost, net of allowance for credit losses, and fair value as of June 30, 2020. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Due in one year or less	$377	$378	$-	$-
Due after one year through five years	477	498	-	-
Due after five years through ten years	304	334	-	-
Due after ten years	714	857	552	574
Mortgage-backed and asset-backed	586	585	-	-

Total fixed-maturity investments	$2,458	$2,652	$552	$574

Deposited and Pledged Securities
The fair value of securities on deposit with various regulatory authorities as of June 30, 2020 and December 31, 2019 was $11 million. These deposits are required to comply with state insurance laws.
Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (
Unaudited
)
Note 7: Investments (continued)

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of June 30, 2020 and December 31, 2019, the fair value of securities pledged as collateral for these investment agreements approximated $288 million and $313 million, respectively. The Company’s collateral as of June 30, 2020 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks. Additionally, the Company pledged cash as collateral under investment agreements in the amount of $7 million as of June 30, 2020.
Refer to “Note 8: Derivative Instruments” for information about securities posted to derivative counterparties.

Impaired Investments
The following table presents the non-credit related gross unrealized losses related to AFS investments as of June 30, 2020:

	June 30, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$66	$(1)	$-	$-	$66	$(1)
State and municipal bonds	1	-	-	-	1	-
Foreign governments	5	-	-	-	5	-
Corporate obligations	115	(5)	7	(1)	122	(6)
Mortgage-backed securities:
Residential mortgage-backed agency	19	-	-	-	19	-
Residential mortgage-backed non-agency	3	-	10	(6)	13	(6)
Commercial mortgage-backed	5	-	-	-	5	-
Asset-backed securities:
Collateralized debt obligations	46	(1)	76	(5)	122	(6)
Other asset-backed	16	-	-	-	16	-

Total AFS investments	$276	$(7)	$93	$(12)	$369	$(19)

The following table presents the gross unrealized losses related to AFS investments as of December 31, 2019:

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$148	$(1)	$79	$(1)	$227	$(2)
State and municipal bonds	11	-	15	-	26	-
Corporate obligations	53	(1)	10	-	63	(1)
Mortgage-backed securities:
Residential mortgage-backed agency	62	-	7	-	69	-
Residential mortgage-backed non-agency	-	-	11	(5)	11	(5)
Commercial mortgage-backed	5	-	-	-	5	-
Asset-backed securities:
Collateralized debt obligations	44	-	77	(2)	121	(2)
Other asset-backed	48	(1)	7	-	55	(1)

Total AFS investments	$371	$(3)	$206	$(8)	$577	$(11)

Gross unrealized losses on AFS investments increased as of June 30, 2020 compared with December 31, 2019 primarily due to widening credit spreads, partially offset by lower interest rates.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial
Statements
(
Unaudited
)
Note 7: Investments (continued)

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of June
30
,
2020
and December
31
,
2019
was
13
and
10
years, respectively. As of June
30
,
2020
and December
31
,
2019
, there were
42
and
63
securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of
31
and
16
securities, respectively, were below book value by more than
5
%.
The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of June 30, 2020:

	AFS Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	20	$59	$54
> 15% to 25%	5	2	2
> 25% to 50%	4	14	8
> 50%	2	-	-

Total	31	$75	$64

Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value. The Company concluded that it has the intent to sell certain securities in an unrealized loss position before recovery of their cost basis and has written these down to fair value as of June 30, 2020. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of June 30, 2020 that would require the sale of impaired securities.
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

MBIA Inc. and
Subsidiaries
Notes to Consolidated Financial Statements (
Unaudited
)
Note 7: Investments (continued)

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

Determination of Credit Loss Guaranteed by the Company on Other Third-Party Guarantors
The Company does not recognize credit losses on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of June 30, 2020 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company. The Company did not hold any securities in an unrealized loss position that were insured by a third-party financial guarantor as of June 30, 2020.

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (1)
MBS	$9	(6)	21
Corporate obligations	6	-	-
Total	$15	$(6)	$21

(1) -	Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.
Allowance for Credit Losses Rollforward
The Company did not establish an allowance for credit losses for AFS securities as of June 30, 2020 or purchase any credit-deteriorated assets for the six months ended June 30, 2020.
The following table presents the rollforward of allowance for credit losses on HTM investments for the six months ended June 30, 2020:

In millions		Six Months Ended June 30, 2020
	Balance as of January 1, 2020 (1)	Current period provision for expected credit losses	Initial allowance recognized for PCD assets	Write-Offs	Recoveries	Balance as of June 30, 2020
HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$37	$(14)	$-	$-	$-	$23

Total Allowance on HTM investments	$37	$(14)	$-	$-	$-	$23

(1) -
Represents transition adjustment upon adoption of ASU 2016-13.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (
Unaudited
)
Note 7: Investments (continued)

Credit Loss Rollforward for AFS
The portion of certain unrealized losses on fixed-maturity securities that does not represent credit losses is recognized in AOCI. For these impairments, the net amount recognized in earnings represents the difference between the amortized cost of the security and the net present value of its projected future discounted cash flows prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the non-credit related losses was recognized in AOCI, and the corresponding changes in such amounts. The additional credit loss impairments on securities previously impaired for the three and six months ended June 30, 2019 were primarily related to an impaired security for which a loss was recognized as the difference between the amortized cost and net present value of projected cash flows. The OTTI resulted from updated liquidity concerns and other adverse financial conditions of the issuer.

In millions	Three Months Ended	Six Months Ended
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments	June 30, 2019	June 30, 2019
Beginning balance	$65	$37
Additions for credit loss impairments recognized in the current period on securities previously impaired	9	37

Ending balance	$74	$74

Sales of Available-for-Sale Investments
Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Proceeds from sales	$290	$684	$569	$1,367
Gross realized gains	$20	$16	$31	$21
Gross realized losses	$(4)	$(2)	$(12)	$(3)
Equity Investments
Unrealized gains and losses recognized on equity investments held as of the end of each period for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Net gains (losses) recognized during the period on equity securities	$8	$2	$(5)	$7
Less:
Net gains (losses) recognized during the period on equity securities sold during the period	-	-	-	1

Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$8	$2	$(5)	$6

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
Credit Derivatives Sold
The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of June 30, 2020 and December 31, 2019. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s Investor Services (“Moody’s”), Standard & Poor’s Financial Services, LLC (“S&P”) or MBIA.

$ in millions	As of June 30, 2020
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	0.5 Years	$-	$-	$-	$-	$24	$24	$(8)
Insured swaps	14.2 Years	-	115	1,324	363	-	1,802	(2)

Total notional		$-	$115	$1,324	$363	$24	$1,826

Total fair value		$-	$-	$(1)	$(1)	$(8)		$(10)

$ in millions	As of December 31, 2019
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA		A		BBB		Below Investment Grade	Total Notional		Fair Value Asset (Liability)
Insured credit default swaps	1.0 Years	$-	$-		$-		$-		$32	$32		$(7)
Insured swaps	14.0 Years	-	121	(1)	1,371	(2)	433	(3)	-	1,925	(4)	(2)

Total notional		$-	$121		$1,371		$433		$32	$1,957

Total fair value		$-	$-		$(1)		$(1)		$(7)			$(9)

(1) -	The Company revised its previously reported amount of $66 million to $121 million.
(2) -	The Company revised its previously reported amount of $1,284 million to $1,371 million.
(3) -	The Company revised its previously reported amount of $445 million to $433 million.
(4) -	The Company revised its previously reported amount of $1,795 million to $1,925 million.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (
Unaudited
)
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

Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of June 30, 2020, the Company did not hold cash collateral to derivative counterparties but posted $8 million cash collateral to derivative counterparties. As of December 31, 2019, the Company did not hold or post cash collateral to derivative counterparties.
As of June 30, 2020 and December 31, 2019, the Company had securities with a fair value of $244 million and $181 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheets.
As of June 30, 2020 and December 31, 2019, the fair value on one Credit Support Annex (“CSA”) was $1 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of June 30, 2020 and December 31, 2019, the counterparty was rated Aa3 by Moody’s and A+ by S&P.
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
The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of June 30, 2020:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$24	Other assets	$-	Derivative liabilities	$(8)
Insured swaps	1,802	Other assets	-	Derivative liabilities	(2)
Interest rate swaps	438	Other assets	1	Derivative liabilities	(189)
Interest rate swaps-embedded	232	Medium-term notes	-	Medium-term notes	(10)
Currency swaps-VIE	57	Other assets-VIE	13	Derivative liabilities-VIE	-
All other	49	Other assets	-	Derivative liabilities	(37)

Total non-designated derivatives	$2,602		$14		$(246)

(1) -	In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 8: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty
netting, as of December 31, 2019:

In millions			Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$32		Other assets	$-	Derivative liabilities	$(7)
Insured swaps	1,925	(2)	Other assets	-	Derivative liabilities	(2)
Interest rate swaps	441		Other assets	1	Derivative liabilities	(132)
Interest rate swaps-embedded	232		Medium-term notes	-	Medium-term notes	(15)
Currency swaps-VIE	58		Other assets-VIE	8	Derivative liabilities-VIE	-
All other	49		Other assets	-	Derivative liabilities	(34)

Total non-designated derivatives	$2,737			$9		$(190)

(1) -
 In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

(2) -	The Company revised its previously reported amount of $1,795 million to $1,925 million.
The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2020 and 2019:

In millions
Derivatives Not Designated as		Three Months Ended June 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2020	2019
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$-	$1
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	-	(1)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	(35)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(5)	(2)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	-	(9)

Total		$(8)	$(46)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2020 and 2019:

In millions
Derivatives Not Designated as		Six Months Ended June 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2020	2019
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(1)	$14
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	-	(1)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(59)	(55)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	5	(5)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	(9)

Total		$(58)	$(56)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 9: Income Taxes
The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Income (loss) before income taxes	$(106)	$(207)	$(439)	$(226)
Provision (benefit) for income taxes	$-	$-	$-	$2
Effective tax rate	0.0%	0.0%	0.0%	-0.9%
For the six months ended June 30, 2020 and 2019, the Company’ effective tax rate applied to its loss before income taxes was lower than the U.S. statutory tax rate due to the full valuation allowance on the changes in its net deferred tax asset.
Deferred Tax Asset, Net of Valuation
Allowance
The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $937 million and $873 million as of June 30, 2020 and December 31, 2019, respectively. The Company will continue to analyze the valuation allowance on a quarterly basis.
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
Accounting for Uncertainty in Income Taxes
The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of June 30, 2020 and December 31, 2019, the Company had no UTB.
Federal income tax returns through 2011 have been examined or surveyed. As of June 30, 2020, the Company’s NOL is approximately $3.2 billion. NOLs generated prior to tax reform and property and casualty NOLs generated after tax reform will expire between tax years 2032 through 2040. As of June 30, 2020, the Company has a foreign tax credit carryforward of $61 million, which will expire between tax years 2020 through 2030.
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
Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, as part of the business stimulus package in response to COVID-19 pandemic, the U.S. government enacted the CARES Act. The CARES Act established new tax provisions including, but not limited to: (1) five-year carryback of NOLs generated in 2018, 2019 and 2020; (2) accelerated refund of alternative minimum tax (“AMT”) credit carryforwards; and (3) retroactive changes to allow accelerated depreciation for certain depreciable property. The legislation does not have a material impact on the Company’s tax positions due to the lack of taxable income in the carryback periods. As of June 30, 2020, the Company had received a cash benefit for its remaining AMT credits as provided by the CARES Act.

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
(
Unaudited
)
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
Segments Results
The following tables provide the Company’s segment results for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
			International
	U.S. Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations	Consolidated
Revenues (1)	$26	$5	$8	$-	$39
Net gains (losses) on financial instruments at fair value and foreign exchange	25	-	(1)	-	24
Revenues of consolidated VIEs	-	-	51	-	51
Inter-segment revenues (2)	8	17	3	(28)	-

Total revenues	59	22	61	(28)	114
Losses and loss adjustment	72	-	64	-	136
Operating	3	19	3	-	25
Interest	-	16	29	-	45
Expenses of consolidated VIEs	-	-	14	-	14
Inter-segment expenses (2)	11	6	11	(28)	-

Total expenses	86	41	121	(28)	220

Income (loss) before income taxes	$(27)	$(19)	$(60)	$-	$(106)

Identifiable assets	$3,868	$1,021	$4,077	$(2,353) (3)	$6,613

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3) -	Consists principally of intercompany reinsurance balances.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial
Statements
(
Unaudited
)
Note 10: Business Segments (continued)

	Three Months Ended June 30, 2019
			International
	U.S. Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations	Consolidated
Revenues (1)	$38	$8	$7	$-	$53
Net change in fair value of insured derivatives	-	-	(1)	-	(1)
Net gains (losses) on financial instruments at fair value and foreign exchange	17	(33)	(10)	-	(26)
Net investment losses related to other-than-temporary impairments	(9)	-	-	-	(9)
Other net realized gains (losses)	-	-	1	-	1
Revenues of consolidated VIEs	20	-	(9)	1	12
Inter-segment revenues (2)	8	14	6	(28)	-

Total revenues	74	(11)	(6)	(27)	30
Losses and loss adjustment	106	-	34	-	140
Operating	2	16	3	-	21
Interest	-	20	32	-	52
Expenses of consolidated VIEs	-	-	24	-	24
Inter-segment expenses (2)	12	5	10	(27)	-

Total expenses	120	41	103	(27)	237

Income (loss) before income taxes	$(46)	$(52)	$(109)	$-	$(207)

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
The following tables provide the Company’s segment results for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020
			International
	U.S. Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$57	$11	$14	$-		$82
Net gains (losses) on financial instruments at fair value and foreign exchange	7	(56)	10	-		(39)
Revenues of consolidated VIEs	-	-	65	-		65
Inter-segment revenues (2)	14	35	8	(57)		-

Total revenues	78	(10)	97	(57)		108
Losses and loss adjustment	120	-	259	-		379
Operating	5	34	6	-		45
Interest	-	32	60	-		92
Expenses of consolidated VIEs	-	-	31	-		31
Inter-segment expenses (2)	25	11	21	(57)		-

Total expenses	150	77	377	(57)		547

Income (loss) before income taxes	$(72)	$(87)	$(280)	$-		$(439)

Identifiable assets	$3,868	$1,021	$4,077	$(2,353)	(3)	$6,613

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3) -	Consists principally of intercompany reinsurance balances.

4
8

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (
Unaudited
)
Note 10: Business Segment
s (continued)

	Six Months Ended June 30, 2019
			International
	U.S. Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations	Consolidated
Revenues (1)	$76	$15	$17	$-	$108
Net change in fair value of insured derivatives	-	-	13	-	13
Net gains (losses) on financial instruments at fair value and foreign exchange	57	(51)	(10)	-	(4)
Net investment losses related to other-than-temporary impairments	(37)	-	-	-	(37)
Other net realized gains (losses)	1	(1)	2	-	2
Revenues of consolidated VIEs	6	-	(9)	1	(2)
Inter-segment revenues (2)	15	33	9	(57)	-

Total revenues	118	(4)	22	(56)	80
Losses and loss adjustment	56	-	46	-	102
Operating	4	38	9	-	51
Interest	-	39	65	-	104
Expenses of consolidated VIEs	-	-	49	-	49
Inter-segment expenses (2)	27	11	18	(56)	-

Total expenses	87	88	187	(56)	306

Income (loss) before income taxes	$31	$(92)	$(165)	$-	$(226)

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
Basic earnings per share excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all unvested restricted stock outstanding during the period that could potentially result in the issuance of common stock. The dilution from unvested restricted stock is calculated by applying the two-class method and using the treasury stock method. The treasury stock method assumes the proceeds from the unrecognized compensation expense from unvested restricted stock will be used to purchase shares of the Company’s common stock at the average market price during the period. If the potentially dilutive securities disclosed in the table below become vested, the transaction would be net share settled resulting in a significantly lower impact to the outstanding share balance in comparison to the total amount of the potentially dilutive securities. During periods of net loss, unvested restricted stock is excluded from the calculation because it would have an antidilutive effect. Therefore, in periods of net loss, the calculation of basic and diluted earnings per share would result in the same value.

4
9

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 11:
Earning
s
Per Share (continued)

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except per share amounts	2020	2019	2020	2019
Basic earnings per share:
Net income (loss) available to common shareholders	$(106)	$(207)	$(439)	$(228)
Basic weighted average shares (1)	62.6	84.3	67.3	84.9

Net income (loss) per basic common share	$(1.69)	$(2.45)	$(6.51)	$(2.68)

Diluted earnings per share:
Net income (loss) available to common shareholders	$(106)	$(207)	$(439)	$(228)
Diluted weighted average shares	62.6	84.3	67.3	84.9

Net income (loss) per diluted common share	$(1.69)	$(2.45)	$(6.51)	$(2.68)

Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	4.9	4.5	4.9	4.5

(1) -
 Includes 0.9 million and 1.1 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three months ended June 30, 2020 and 2019, respectively. Includes 0.9 million and 1.0 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the six months ended June 30, 2020 and 2019, respectively.

Note 12: Accumulated Other Comprehensive Income
The following table presents the changes in the components of AOCI for the six months ended June 30, 2020:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Instrument-Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, December 31, 2019	$112	$(7)	$(107)	$(2)
Other comprehensive income (loss) before reclassifications	88	(1)	49	136
Amounts reclassified from AOCI	(8)	-	3	(5)

Net period other comprehensive income (loss)	80	(1)	52	131

Balance, June 30, 2020	$192	$(8)	$(55)	$129

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 12: Accumulated Other Comprehensive Income (continued)

The following table presents the details of the reclassifications from AOCI for the three and six months ended June 30, 2020 and 2019:

In millions	Amounts Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components	2020	2019	2020	2019	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on
AFS securities:
Realized gains (losses) on sale of securities	$5	$(16)	$8	$23	Net gains (losses) on financial instruments at fair value and foreign exchange
Credit losses	-	(9)	-	(37)	Net investment losses related to OTTI

Total unrealized gains (losses) on AFS securities	5	(25)	8	(14)
Instrument-specific credit risk of liabilities:
Settlement of liabilities	(1)	(19)	(3)	(23)	Net gains (losses) on financial instruments at fair value and foreign exchange

Total reclassifications for the period	$4	$(44)	$5	$(37)	Net income (loss)

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
Tilton et al. v. MBIA Inc., et al.; Adversary Case No. 19-50390 (KBO) (Bankr. Del.)
On October 1, 2019, Lynn Tilton and certain affiliated entities commenced an adversary proceeding in the Zohar Funds Bankruptcy Cases against MBIA Inc., MBIA Corp. and other Zohar Fund creditors seeking the equitable subordination of those creditors’ claims with respect to the Zohar Funds. Plaintiffs claim they are entitled to relief due to inequitable and unfair conduct by defendants.
MBIA Insurance Corp. v. Tilton et al., Adversary
Case
No. 20-50776
(KBO) (Bankr. Del.)
On July 30, 2020, MBIA Corp. commenced an adversary proceeding in the Zohar Funds Bankruptcy Cases against Lynn Tilton and certain affiliated entities seeking damages incurred by MBIA Corp. in connection with insurance policies it issued on senior notes issued by Zohar I and Zohar II.
Motion of Assured Guaranty Corp., Assured Guaranty Municipal Corp., and National Public Finance Guarantee Corporation for Adequate Protection or, in the Alternative, for Relief from the Automatic Stay
, Case No. 17 BK 3567-LTS (D.P.R. August 23, 2019) (Swain, J.)
On January 16, 2020, National, Ambac and Assured (“Movants”) filed a renewed motion in the PRHTA Title III case for relief from the automatic stay or, in the alternative, adequate protection. The motion seeks leave to file a complaint in Puerto Rico, and argues that the revenues securing the bonds insured by Movants are being improperly diverted away from PRHTA, despite such revenues being the exclusive property of PRHTA and its bondholders. Following a preliminary lift stay hearing held on June 4, 2020, on July 2, 2020, Judge Swain ruled that the Movants had failed to satisfy its burden of presenting a colorable claim that they had a statutory, contractual or equitable lien on HTA.

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
Cortland Capital Market Services LLC, et al. v. The Financial Oversight and Management Board for Puerto Rico et al.,
Case No. 19-00396 (D.P.R. July 9, 2019) (Swain, J.)
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
The Financial Oversight and Management Board for Puerto Rico, as Representative of the Commonwealth of Puerto Rico, et al. v. National Public Finance Guarantee Corporation, et al.,
Case
No. 19-00291
(D.P.R. May 2, 2019) (Swain, J.)
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
National Public Finance Guarantee Corporation et al. v. UBS Financial Services, Inc. et al., No.
19-422-LTS
(D.P.R.),
removed from No. SJ2019CV07932 (Superior Court San Juan)
On August 8, 2019, National and MBIA Corp. filed suit in the Court of First Instance in San Juan, Puerto Rico against UBS Financial Services, Inc., UBS Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Merrill Lynch, Fenner & Smith Inc., RBC Capital Markets LLC, and Santander Securities LLC, bringing two claims under Puerto Rico law: doctrina de actos propios (the doctrine of one’s own acts) and unilateral declaration of will. These claims concern the insurance by National of bonds issued by the Commonwealth of Puerto Rico and its instrumentalities that were underwritten by these defendants. National alleges that, when the defendants solicited bond insurance, they represented through their acts that they would investigate certain information they provided to National and that they had a reasonable basis to believe that information was true and complete. National further alleges that the defendants did not perform such investigations and that key information was untrue or incomplete. National seeks damages to be proven at trial. On September 9, 2019, Defendants removed National’s claims to federal court in the District of Puerto Rico. National filed its motion to remand the case on October 9, 2019. The Court held a hearing on the remand motion on July 29, 2020, at the end of which it granted National’s motion and remanded the case to the Commonwealth Court of First Instance. On July 31, 2020, National filed an informative motion with the Commonwealth of Puerto Rico Court of First Instance, Superior Court of San Juan, advising that the case has been remanded and requesting the reopening of the case in the Superior Court for further proceedings. On August 2, 2020, the Superior Court recognized the order of Judge Swain remanding the case and acknowledged that proceedings would continue in Commonwealth Court.
Complaint Objecting to Defendants’ Claims and Seeking Related Relief,
Case No.
17-03283-LTS
(D.P.R. January 16, 2020) (Swain J.)
On January 16, 2020, the Oversight Board filed an adversary complaint against National, Ambac, Assured Guaranty, Assured Guaranty Municipal Corp., Financial Guaranty Insurance Company, Peaje Investments LLC and the Bank of New York Mellon as fiscal agent. The Oversight Board challenges the claims and validity of the liens asserted against the Commonwealth by holders of HTA bonds. The complaint contains 201 counts against the bondholder parties objecting to proofs of claim and security interests asserted regarding the Commonwealth’s retention of certain revenues previously assigned to HTA. This matter is currently stayed but the Court permitted the Oversight Board to file certain limited cross motions on April 28, 2020. The cross motions for summary judgment were filed on July 16, 2020.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (
Unaudited
)
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
Lease Commitments
The Company has a lease agreement for its headquarters in Purchase, New York as well a
n
 immaterial lease for
an
office
 in

San Francisco, California, as well as office equipment. The Purchase, New York initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense is recognized on a straight-line basis. The following table provides information about the Company’s leases as of June 30, 2020:

$ in millions	As of June 30, 2020	Balance Sheet Location
Right-of-use asset	$20	Other assets
Lease liability	$20	Other liabilities
Weighted average remaining lease term (years)	8.3
Discount rate used for operating leases	7.5%
Total future minimum lease payments	$30

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
INTRODUCTION
MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA”, the “Company”, “we”, “us”, or “our”) operates within the financial guarantee insurance industry. MBIA manages its business within three operating segments: 1) United States (“U.S.”) public finance insurance; 2) corporate; and 3) international and structured finance insurance. Our U.S. public finance insurance portfolio is managed through National Public Finance Guarantee Corporation (“National”), our corporate segment is managed through MBIA Inc. and several of its subsidiaries, including our service company, MBIA Services Corporation (“MBIA Services”) and our international and structured finance insurance business is primarily managed through MBIA Insurance Corporation and its subsidiary (“MBIA Corp.”).
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
EXECUTIVE OVERVIEW
COVID-19
The outbreak of the novel coronavirus
COVID-19
(“COVID-19”),
a respiratory disease caused by a new strain of coronavirus, was declared a pandemic by the World Health Organization in March of 2020 and has spread globally. The pandemic continues to affect a wide range of economic activities, domestic and global business and financial markets. The impact, scope and duration of the outbreak, and the availability of treatment or vaccine, remain largely unknown. The attendant governmental policy and social responses, and economic and financial consequences, continue to be the subject of considerable attention and development. The Company’s employees have continued to work remotely since early March when the Company successfully implemented its business continuity plans. We continue to perform all of our traditional operations, including surveilling and, as necessary, remediating, the credits in our insured portfolios.
Insured portfolios
The Company continues to regularly assess the financial impact of the pandemic on its operating insurance companies’ overall insured portfolios. It remains challenging to comprehensively quantify, or account for the impact of the outbreak on most of the specific credits within those portfolios, due to, in part, challenges in determining whether and to what extent the underlying credits will be able or willing to continue to meet their debt service obligations or avoid long term impairment in this environment. Adverse impacts on macroeconomic factors resulting from the spread of
COVID-19,
including without limitation reduced economic activity and certainty, increased unemployment, increased loan defaults or delinquencies, and increased stress on municipal budgets, including due to reduced tax revenues and the ability to raise taxes or limit spending, could materially and adversely affect the performance of our insured portfolios. The impact of the pandemic on National’s financial guarantee credits is likely to vary based on the nature of the taxes, fees and revenues pledged to debt repayment and their sensitivity to the related slowdown in economic activity. Several of the credits within National’s insured portfolio have made public pronouncements that the pandemic has had an impact on their economic status, without yet providing any specific quantification of the impact. The duration of the pandemic, the availability of federal aid to state and local governments, and the breadth and speed of economic recovery may all contribute to the ultimate degree and length of the economic stress incurred by the credits in National’s and MBIA Corp.’s insured portfolios. Further, any national recession that may result from the pandemic and its aftermath could present additional but yet unknown credit risks to National’s and MBIA Corp.’s insured portfolios.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

Federal legislation passed to combat the economic impact of the pandemic, principally the $2.7 trillion Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, included significant aid to public sector issuers including states, territories, healthcare, higher education and transportation issuers. In addition, the Federal Reserve has announced several actions in furtherance of its mandate from Congress to promote the stability of the financial system that are directly supportive of the municipal market. It is premature to assess whether these or any subsequent federal responses will prevent or reduce financial distress in the municipal sector. If the issuers of the obligations in National’s insured portfolio, including the Commonwealth of Puerto Rico and its instrumentalities (“Puerto Rico”), are unable to raise taxes, reduce spending, or receive federal assistance, we may experience new or additional losses or impairments on those obligations, which could materially and adversely affect our business, financial condition and financial results.
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
Financial Highlights
The following table presents our financial highlights. In the fourth quarter of 2019, the Company adopted Accounting Standards Update (“ASU”)
2019-12,
“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as of January 1, 2019. As a result of adopting ASU
2019-12,
the Company revised its previously reported amounts for the three and six months ended June 30, 2019. Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for more information about the impact of ASU
2019-12.
A detailed discussion of our financial results is presented within the “Results of Operations” section included herein. Refer to the “Capital Resources—Insurance Statutory Capital” section for a discussion of National’s and MBIA Insurance Corporation’s capital position under statutory accounting principles (“U.S. STAT”).

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except per share amounts	2020	2019	2020	2019
Net income (loss)	$(106)	$(207)	$(439)	$(228)
Net income (loss) per diluted share	$(1.69)	$(2.45)	$(6.51)	$(2.68)
Adjusted net income (loss) (1)	$(72)	$(76)	$(119)	$(37)
Adjusted net income (loss) per diluted share (1)	$(1.15)	$(0.90)	$(1.77)	$(0.44)
Cost of shares repurchased	$71	$50	$136	$54

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

Economic and Financial Market Trends
The U.S. economy continued to face significant challenges during the second quarter of 2020 due to the
COVID-19
pandemic which has remained an ongoing public health crisis around the world. The persistent spread of the coronavirus and the governmental measures taken to contain it have remained a burden on the economy. Some financial conditions have improved due to measures taken by Congress and the Federal Reserve to support the economy and enhance access to credit for U.S. households and businesses. Also, economic activity has been bolstered by the easing of certain restrictions on businesses which resulted in job gains and increased consumer spending during the second quarter of 2020. However, the recent surge of new coronavirus cases in regions previously less affected creates uncertainty regarding the sustainability of future economic growth. Inflation remained low due to overall weak consumer demand and low oil prices.
The Federal Open Market Committee maintained its target range for the federal funds rate at 0 to
1
/
4
percent at its July 2020 meeting. The Federal Reserve has committed to keeping interest rates at or near zero in order to lower borrowing costs until they are confident that the economy has stabilized and the health crisis has subsided. Furthermore, the Federal Reserve has remained committed to using all of its resources and tools to support the economy by assisting households, employers, and state and local governments during the coronavirus pandemic.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Summary of Consolidated Results
The following table presents a summary of our consolidated financial results for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except for per share amounts	2020	2019	2020	2019
Total revenues	$114	$30	$108	$80
Total expenses	220	237	547	306

Income (loss) before income taxes	(106)	(207)	(439)	(226)
Provision (benefit) for income taxes	-	-	-	2

Net income (loss)	$(106)	$(207)	$(439)	$(228)

Net income (loss) per common share:
Basic	$(1.69)	$(2.45)	$(6.51)	$(2.68)
Diluted	$(1.69)	$(2.45)	$(6.51)	$(2.68)
Weighted average number of common shares outstanding:
Basic	62.6	84.3	67.3	84.9
Diluted	62.6	84.3	67.3	84.9
Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019
The increase in consolidated total revenues in the second quarter of 2020 was primarily due to fair value gains on our interest rate swaps for which we receive floating rates versus fair value losses during the second quarter of 2019 and favorable changes in revenues of consolidated variable interest entities (“VIEs”). The gains on our interest rate swaps in 2020 were due to favorable changes to interest rate curves when compared to the same period in 2019. The favorable change in revenues of consolidated VIEs was primarily due to a reversal of an allowance for credit losses and higher gains from putback claims on ineligible mortgage loans within a second-lien RMBS VIE. Refer to the following “Revenues of Consolidated VIEs” sections of National and MBIA Corp. for additional information on our consolidated VIE revenue.
Consolidated total expenses for the three months ended June 30, 2020 and 2019 included net insurance loss and LAE of $136 million and $140 million, respectively. The decrease in loss and LAE was primarily due to decreases in losses on certain Puerto Rico credits and insured first-lien RMBS, partially offset by a decrease in expected salvage collections from insured CDOs. Refer to the following “Loss and Loss Adjustment Expenses” sections of National and MBIA Corp. for additional information on our losses and LAE.
Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019
The increase in consolidated total revenues was primarily due to favorable changes in revenues of consolidated VIEs and the absence of net investment losses related to other-than-temporary investments (“OTTI”) on an impaired security for which a loss was recognized as the difference between the amortized cost and the net present value of projected cash flows. The impaired security was sold during the first quarter of 2020. The favorable change in revenues of consolidated VIEs was primarily due to the absence of net realized losses due to the consolidation of the Puerto Rico Tax Financing (“COFINA”) consolidated VIEs following the confirmation of the COFINA Plan of Adjustment and the deconsolidation of consolidated VIEs during the six months ended June 30, 2019. These favorable changes in revenues of consolidated VIEs were partially offset by fair value losses on securities from a widening of credit spreads during the six months ended June 30, 2020.
Consolidated total expenses for the six months ended June 30, 2020 and 2019 included net insurance loss and LAE of $379 million and $102 million, respectively. The increase in loss and LAE was primarily due to a decrease in expected salvage collections from insured CDOs and an increase in losses on certain Puerto Rico credits. In addition, declines in the risk-free rates during the six months ended June 30, 2020, increased the present value of loss reserves, primarily on our insured first-lien RMBS transactions. Refer to the following “Loss and Loss Adjustment Expenses” sections of National and MBIA Corp. for additional information on our losses and LAE.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except share and per share amounts	2020	2019	2020	2019
Net income (loss)	$(106)	$(207)	$(439)	$(228)
Less: adjusted net income (loss) adjustments:
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(59)	(108)	(279)	(163)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments (1)	17	(22)	(60)	(38)
Foreign exchange gains (losses) (1)	(8)	(5)	-	2
Net gains (losses) on sales of investments (1)	16	14	19	47
Net investment losses related to impairments of securities	-	(9)	-	(37)
Other net realized gains (losses)	-	-	-	(1)
Adjusted net income adjustment to the (provision) benefit for income tax (2)	-	(1)	-	(1)

Adjusted net income (loss)	$(72)	$(76)	$(119)	$(37)

Adjusted net income (loss) per diluted common share (3)	$(1.15)	$(0.90)	$(1.77)	$(0.44)
Gain (loss) related to our U.S. public finance insurance segment VIE consolidations included in adjusted net income (loss)	-	(7)	-	(20)
Gain (loss) related to our U.S. public finance insurance segment VIE consolidations per diluted common share included in adjusted net income (loss) per diluted common share	-	(0.08)	-	(0.23)

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.
(2) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.
(3) -	Adjusted net income (loss) per diluted common share is calculated by taking adjusted net income (loss) divided by the GAAP weighted average number of diluted common shares outstanding.
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
The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

In millions except share and per share amounts	As of June 30, 2020	As of December 31, 2019
Total shareholders’ equity of MBIA Inc.	$347	$826
Common shares outstanding	62,509,320	79,433,293
GAAP book value per share	$5.55	$10.40
Management’s adjustments described above:
Remove negative book value per share of MBIA Corp.	(25.81)	(16.81)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	2.82	1.29
Include net unearned premium revenue in excess of expected losses	4.12	3.46

U.S. Public Finance Insurance
Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt
and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, student loan issuers, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of June 30, 2020, National had total insured gross par outstanding of $45.8 billion.

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
As a result of
COVID-19,
we have increased our monitoring of certain credits. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of the Company’s insured transactions. In particular, Puerto Rico had been experiencing significant fiscal stress and constrained liquidity, and in response, Congress passed the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), which established an independent Financial Oversight and Management Board for Puerto Rico (“Oversight Board”) vested with the sole power to certify fiscal plans for Puerto Rico. On January 1, 2020 and July 1, 2020, Puerto Rico defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $391 million. As of June 30, 2020, National had $3.3 billion of debt service outstanding related to Puerto Rico. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on PROMESA and our Puerto Rico exposures. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of stress affecting our insured credits remains uncertain.
The following table presents our U.S. public finance insurance segment results for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2020	2019	Change	2020	2019	Change
Net premiums earned	$15	$18	-17%	$30	$36	-17%
Net investment income	19	26	-27%	40	53	-25%
Fees and reimbursements	-	1	-100%	1	2	-50%
Net gains (losses) on financial instruments at fair value and foreign exchange	25	17	47%	7	57	-88%
Net investment losses related to other-than-temporary impairments	-	(9)	-100%	-	(37)	-100%
Other net realized gains (losses)	-	-	-%	-	1	-100%
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	-	21	-100%	-	49	-100%
Other net realized gains (losses)	-	-	-%	-	(43)	-100%

Total revenues	59	74	-20%	78	118	-34%

Losses and loss adjustment	72	106	-32%	120	56	114%
Amortization of deferred acquisition costs	4	5	-20%	7	9	-22%
Operating	10	9	11%	23	22	5%

Total expenses	86	120	-28%	150	87	72%

Income (loss) before income taxes	$(27)	$(46)	-41%	$(72)	$31	n/m

n/m - Percent change not meaningful.
NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for the three months ended June 30, 2020 compared with the same period of 2019 resulted from a $2 million decrease in scheduled premiums earned and a $1 million decrease in refunded premiums earned. The decrease in net premiums earned for the six months ended June 30, 2020 compared with the same period of 2019 resulted from a $4 million decrease in scheduled premiums earned and a $2 million decrease in refunded premiums earned. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. In addition, net premiums earned during the three and six months ended June 30, 2019 includes the elimination of $1 million and $2 million, respectively, due to the Company consolidating VIEs related to the COFINA transaction.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE For the three months ended June 30, 2020, net gains (losses) on financial instruments at fair value and foreign exchange included fair value gains on securities due to a tightening of credit spreads during second quarter of 2020. For the three and six months ended June 30, 2019, net gains (losses) on financial instruments at fair value and foreign exchange included realized gains on the COFINA bonds owned by National as a result of the COFINA bond exchange and fair value gains on securities due to a decrease in interest rates during the first half of 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to OTTI for the three and six months ended June 30, 2019 were primarily related to an impaired security for which a credit loss was recognized in earnings. This OTTI resulted from adverse financial conditions of the issuer. This impaired security was sold during the first quarter of 2020.
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
For the three and six months ended June 30, 2020, losses and LAE primarily related to certain Puerto Rico exposures as well as an investor owned utility exposure.
For the three and six months ended June 30, 2019, losses and LAE primarily related to Puerto Rico exposures.
The following table presents information about our U.S. public finance insurance loss recoverable asset and loss and LAE reserves liabilities as of June 30, 2020 and December 31, 2019:

In millions	June 30, 2020	December 31, 2019	Percent Change
Assets:
Insurance loss recoverable	$950	$911	5%
Reinsurance recoverable on paid and unpaid losses (1)	7	14	-50%
Liabilities:
Loss and LAE reserves	495	432	15%
Insurance loss recoverable - ceded (2)	20	19	6%

Net reserve (salvage)	$(442)	$(474)	-7%

(1) -	Reported within “Other assets” on our consolidated balance sheets.

(2) -	Reported within “Other liabilities” on our consolidated balance sheets.

The insurance loss recoverable as of June 30, 2020 increased compared with December 31, 2019 primarily as a result of expected recoveries related to claims paid on certain Puerto Rico exposures and changes in discount rates. Loss and LAE reserves as of June 30, 2020 increased compared with December 31, 2019 primarily due to a change in expected payments and the impact of changes in discount rates on our Puerto Rico reserves. This was partially offset by payments made related to certain Puerto Rico exposures.
POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and six months ended June 30, 2020 and 2019 are presented in the following table:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2020	2019	Change	2020	2019	Change
Gross expenses	$10	$10	-%	$23	$23	-%

Amortization of deferred acquisition costs	$5	$5	-%	$7	$9	-22%
Operating	10	9	11%	23	22	5%

Total insurance operating expenses	$15	$14	7%	$30	$31	-3%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The decreases in the amortization of deferred acquisition costs for the three and six months ended June 30, 2020 when compared with the same periods of 2019 were due to decreases in refunding activity in the current year. When an insured obligation refunds, we accelerate any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during the first half of 2020 or 2019.
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
The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of June 30, 2020 and December 31, 2019. Capital appreciation bonds (“CABs”) are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	June 30, 2020		December 31, 2019
Rating	Amount	%	Amount	%
AAA	$2,415	5.2%	$2,709	5.5%
AA	18,229	39.8%	19,155	39.2%
A	13,870	30.3%	15,022	30.7%
BBB	7,648	16.7%	8,225	16.8%
Below investment grade	3,643	8.0%	3,809	7.8%

Total	$45,805	100.0%	$48,920	100.0%

U.S. Public Finance Insurance Puerto Rico Exposures
The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of June 30, 2020.

In millions	Gross Par Outstanding		Debt Service Outstanding	National Internal Rating
Puerto Rico Electric Power Authority (PREPA)	$968		$1,315	d
Puerto Rico Commonwealth GO	485		587	d
Puerto Rico Public Buildings Authority (PBA) (1)	170		228	d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	523		895	d
Puerto Rico Highway and Transportation Authority - Subordinated Transportation Revenue (PRHTA)	27		36	d
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	54	(2)	75	d
University of Puerto Rico System Revenue	76		102	d
Inter American University of Puerto Rico Inc.	19		25	a3

Total	$2,322		$3,263

(1) -	Additionally secured by the guarantee of the Commonwealth of Puerto Rico.

(2) -	Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy. As of June 30, 2020, gross par outstanding plus CABs accreted interest was $56 million.

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
As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $1.1 billion relating to general obligation (“GO”) bonds, PBA bonds, PREPA bonds and PRHTA bonds through June 30, 2020. Subsequently, on July 1, 2020, Puerto Rico also defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $333 million. Inclusive of the commutation payment and the additional payment in the amount of $66 million on December 17, 2019 related to COFINA, National has paid total gross claims in the aggregate amount of approximately $1.6 billion related to Puerto Rico.
On February 15, 2019, the United States Court of Appeals for the First Circuit held that the process PROMESA provides for the appointment of Oversight Board members is unconstitutional under the U.S. Constitution’s Appointments Clause. On June 20, 2019, the United States Supreme Court granted certification petitions. On July 2, 2019, the First Circuit granted the Oversight Board’s motion to stay the mandate pending the Supreme Court’s final disposition. The Supreme Court heard oral arguments on October 15, 2019. On June 1, 2020, the Supreme Court reversed the First Circuit’s decision, holding that the selection of the Oversight Board members did not violate the Appointments Clause because they exercise primarily local, not federal, powers.
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
GO bond recoveries are 74.9% and
pre-2011
PBA recoveries are 77.6%. Bondholder recoveries will be in the form of both cash and new debt, and the new debt will be issued in the form of 50% GO debt and 50% COFINA junior debt. National is not a party to the amended PSA. The Commonwealth also does not support the revised PSA. The Oversight Board subsequently filed an amended Disclosure Statement and Plan of Adjustment on February 28, 2020. The motion to approve the Disclosure Statement was scheduled to be heard in mid-June
of 2020. However, the Court adjourned the hearing until further notice due to the
COVID-19
crisis. On July 15, 2020, the Oversight Board filed its court-mandated status report concerning the PSA. The Oversight Board stated that it was unprepared to propose a schedule for the plan of adjustment and disclosure statement processes to restart due to the uncertainty of the pandemic, fiscal and economic disruption, the severe drought conditions present in Puerto Rico as well as political and legislative hurdles. The Board proposed September 11, 2020 as the next date to provide a further status report to the Court.
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
Pursuant to the RSA, the Oversight Board filed a Rule 9019 motion with the Title III court in May 2019 seeking approval of the RSA (the “Settlement Motion”) and a Motion to Dismiss the Receiver Motion. The RSA requires, upon entry of the order approving the Settlement Motion (the “9019 Order”), that Movants will withdraw the Receiver Motion, and the Ad Hoc Group will support such withdrawal. The Receiver Motion and the Motion to Dismiss the Receiver Motion have been delayed several times, and most recently were adjourned due to the outbreak of
COVID-19
until further notice. The Oversight Board and the Commonwealth submitted a status report to the Title III court on July 31, 2020, requesting additional time to negotiate with creditors and seeking to file a further update with the Court on September 25, 2020. The debt restructuring contemplated by the RSA will not be effective until (i) confirmation of a plan of adjustment under the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), (ii) negotiation and consummation of definitive documentation and legal opinions, (iii) enactment and implementation of supportive Puerto Rico legislation and (iv) receipt of Puerto Rico regulatory approval, each of which outcome is uncertain and subject to varying degrees of risk.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

On June 22, 2020, the Oversight Board and the Puerto Rico P3 Authority announced an agreement and contract with LUMA Energy, LLC (“LUMA”) which calls for LUMA to take full responsibility for the operation and maintenance of PREPA’s transmission and distribution system; the contract runs for
15-years
following a transition period expected to take 12 months. PREPA retains ownership of the system as well as responsibility for the power generation system.
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
On August 23, 2019, National and Assured (the “HTA Movants”) filed a motion in the Title III case for PRHTA for adequate protection or, in the alternative, relief from the automatic stay. The motion argues that the revenues securing the bonds insured by HTA Movants are being improperly diverted away from PRHTA, despite such revenues being the exclusive property of PRHTA and its bondholders. Pursuant to an interim schedule entered by the Court in December 2019, the HTA Movants, along with Ambac Assurance Corporation and FGIC, amended the motion on January 16, 2020. Following a preliminary hearing held on June 4, 2020, on July 2, 2020, Judge Swain held that the Movants had failed to satisfy its burden of presenting a colorable claim that they had a statutory, contractual or equitable lien on HTA Revenues, including Excise Taxes or Toll Revenues. The HTA Movants are filing additional pleadings by August 5, 2020 that are expected to complete the necessary filings in order to obtain a final order subject to appeal.
Status of Puerto Rico’s Fiscal Plans
In January of 2020, the Oversight Board requested that the Puerto Rico government submit a proposed updated Fiscal Plan for the Commonwealth in light of recent and recurring earthquakes and considering Puerto Rico’s current state of emergency. The Commonwealth submitted a revised fiscal plan on May 3, 2020. On May 27, 2019, after deeming the Puerto Rico government’s fiscal plan as non-compliant,
the Oversight Board certified its own revised fiscal plan for the Commonwealth. The revised fiscal plan reflects a significantly reduced the cumulative surplus of $4.4 billion over the six-year
projection period (after measures and structural reforms, but before contractual debt service) due primarily to the impact of the
COVID-19
pandemic. The new surplus is about 65% lower than the previous plan, which reflected a surplus of approximately $13.7 billion. For the remaining component units, the Oversight Board certified fiscal plans for both the University of Puerto Rico (the “University”) and PRHTA on June 12, 2020 and June 26, 2020, while certifying a revised Fiscal Plan for PREPA on June 29, 2020. The Oversight Board also certified the fiscal year 2020 budgets for Commonwealth, PREPA, the University and PRHTA.
University of Puerto Rico
The University is not a debtor in Title III and continues to be current on its debt service payment. However, the University is subject to a standstill agreement with its senior bondholders. In March of 2020, the University gave notice that it would not make its monthly transfers for March 2020 and April 2020, due to the
COVID-19
crisis. The parties agreed to amend the standstill agreement to delay the monthly transfer until May 2020. National is not a party to the standstill agreement. The standstill agreement, which requires monthly transfers to the trustee in the amount of approximately $3.7 million, originally scheduled to expire on July 15, 2020, has been extended to August 21, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our scheduled gross debt service due on our Puerto Rico insured exposures for the six months ending December 31, 2020, for each of the subsequent four years ending December 31 and thereafter:

	Six Months
	Ending
	December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$90	$140	$140	$137	$137	$671	$1,315
Puerto Rico Commonwealth GO	210	82	19	14	13	249	587
Puerto Rico Public Buildings Authority (PBA)	5	24	9	27	43	120	228
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	13	27	27	36	33	759	895
Puerto Rico Highway and Transportation Authority - Subordinated Transportation Revenue (PRHTA)	1	1	9	1	1	23	36
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	14	4	2	4	2	49	75
University of Puerto Rico System Revenue	5	7	7	12	11	60	102
Inter American University of Puerto Rico Inc.	2	3	3	3	3	11	25

Total	$340	$288	$216	$234	$243	$1,942	$3,263

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
The following table summarizes the consolidated results of our corporate segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2020	2019		2020	2019
Net investment income	$8	$9	-11%	$16	$19	-16%
Fees	14	13	8%	30	29	3%
Net gains (losses) on financial instruments at fair value and foreign exchange	-	(33)	-100%	(56)	(51)	10%
Other net realized gains (losses)	-	-	-%	-	(1)	-100%

Total revenues	22	(11)	n/m	(10)	(4)	150%

Operating	20	17	18%	35	40	-13%
Interest	21	24	-13%	42	48	-13%

Total expenses	41	41	-%	77	88	-13%

Income (loss) before income taxes	$(19)	$(52)	-63%	$(87)	$(92)	-5%

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended June 30, 2020 compared with the same period of 2019 was primarily due to fair value gains on our interest rate swaps for which we receive floating rates due to favorable changes to the interest rate curves when compared to the same period in 2019. During 2019, we terminated a portion of these interest rate swaps. The termination amount paid in cash reflected the fair values of the swaps at termination date and all collateral held by the counterparty to the interest rate swaps was returned to the Company. The termination of these swaps was executed to reduce future exposure to interest rate movements.
OPERATING EXPENSES Operating expenses increased for the three months ended June 30, 2020 compared with the same period of 2019 primarily due to an increase in compensation expense. Operating expenses decreased for the six months ended June 30, 2020 compared with the same period of 2019 primarily due to a decrease in compensation expense.
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
MBIA Corp. has insured sovereign-related and
sub-sovereign
bonds, privately issued bonds used for the financing of utilities, toll roads, bridges, airports, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, and leases for equipment, aircraft and real estate property. MBIA Insurance Corporation insures the investment agreements written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would be required to make such payments under its insurance policies. MBIA Insurance Corporation also insured debt obligations of other affiliates, including GFL, IMC and MZ Funding LLC (“MZ Funding”). MBIA Corp. has also written insurance policies guaranteeing the obligations under credit default swap (“CDS”) contracts of an affiliate, LaCrosse Financial Products, LLC and certain other derivative contracts. Certain policies cover payments potentially due under CDS, including termination payments that may become due in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS or derivative contracts by the insured counterparty or by the guarantor. We no longer insure new CDS contracts except for transactions related to the restructuring of existing exposures. MBIA Insurance Corporation provides 100% reinsurance to its subsidiary, MBIA Mexico S.A. de C.V. (“MBIA Mexico”).
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our international and structured finance insurance segment results for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2020	2019		2020	2019
Net premiums earned	$7	$6	17%	$13	$13	-%
Net investment income	1	2	-50%	2	4	-50%
Fees and reimbursements	3	5	-40%	7	9	-22%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	-	(1)	-100%	-	(1)	-100%
Unrealized gains (losses) on insured derivatives	-	-	-%	-	14	-100%

Net change in fair value of insured derivatives	-	(1)	-100%	-	13	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	(1)	(10)	-90%	10	(10)	n/m
Other net realized gains (losses)	-	1	-100%	-	2	-100%
Revenues of consolidated VIEs:
Net investment income	5	10	-50%	13	20	-35%
Net gains (losses) on financial instruments at fair value and foreign exchange	23	(3)	n/m	38	(13)	n/m
Other net realized gains (losses)	23	(16)	n/m	14	(16)	n/m

Total revenues	61	(6)	n/m	97	22	n/m

Losses and loss adjustment	64	34	88%	259	46	n/m
Amortization of deferred acquisition costs	4	4	-%	8	9	-11%
Operating	7	6	17%	14	13	8%
Interest	30	34	-12%	61	67	-9%
Expenses of consolidated VIEs:
Operating	1	1	-%	3	4	-25%
Interest	15	24	-38%	32	48	-33%

Total expenses	121	103	17%	377	187	102%

Income (loss) before income taxes	$(60)	$(109)	-45%	$(280)	$(165)	70%

n/m - Percent change not meaningful.
As of June 30, 2020, MBIA Corp.’s total insured gross par outstanding was $9.0 billion.
NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. In addition, we generate net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2020	2019		2020	2019
Net premiums earned:
U.S.	$2	$1	100%	$3	$3	-%
Non-U.S.	5	5	-%	10	10	-%

Total net premiums earned	$7	$6	17%	$13	$13	-%

VIEs (eliminated in consolidation)	$1	$2	-50%	$(3)	$3	n/m

n/m - Percent change not meaningful.
Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The negative $3 million of VIE net premiums eliminated in consolidation for the six months ended June 30, 2020 was primarily due to the termination of a policy, resulting in the reversal of previously eliminated net premiums in excess of cash received.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

UNREALIZED GAINS (LOSSES) ON INSURED DERIVATIVES For the six months ended June 30, 2019, unrealized gains on insured derivatives were principally due to the reversal of unrealized losses resulting from gross par amortization of insured transactions, partially offset by unfavorable changes in the estimated value of the remaining underlying collateral. Refer to “Note 8: Derivatives” in the Notes to Consolidated Financial Statements for additional information regarding our insured CDS credit.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net gains on financial instruments at fair value and foreign exchange for the six months ended June 30, 2020 were primarily related to gains from foreign currency revaluations on Mexican peso denominated loss reserves as a result of the strengthening of the U. S. dollar, partially offset by losses from foreign currency revaluations on Chilean unidad de fomento denominated premium receivables as a result of the strengthening of the U.S. dollar. The net losses on financial instruments and foreign exchange for the three and six months ended June 30, 2019 were primarily related to unfavorable mark-to-market
fluctuations on derivatives.
REVENUES OF CONSOLIDATED VIEs For the three and six months ended June 30, 2020, total revenues of consolidated VIEs were $51 million and $65 million, respectively, compared with total losses of $9 million for the same periods of 2019. The increase in revenues of consolidated VIEs for the three months ended June 30, 2020 when compared with the same period of 2019 was primarily due a reversal of an allowance for credit losses and higher gains from putback claims on ineligible mortgage loans within a second-lien RMBS VIE. In addition, the three months ended June 30, 2019 included losses related to the deconsolidation of VIEs and fair value changes in the collateral of insured first-lien RMBS transactions. The increase in revenues of consolidated VIEs for the six months ended June 30, 2020 when compared with the same period of 2019 was primarily due to higher gains from putback claims on ineligible mortgage loans within a second-lien RMBS VIE and reversals of allowance for credit losses.
LOSSES AND LOSS ADJUSTMENT EXPENSES Our international and structured finance insured portfolio management group is responsible for monitoring international and structured finance insured obligations. The level and frequency of monitoring of any insured obligation depends on the type, size, rating and our assessed performance of the insured issue. As a result of
COVID-19,
we have increased our monitoring of certain credits. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the Company’s loss reserving policy and additional information related to its loss reserves.
For the three and six months ended June 30, 2020, loss and LAE primarily related to a decrease in expected salvage collections from insured CDOs and declines in the risk-free rates during 2020, which increased the present value of loss reserves, primarily on our insured first-lien RMBS transactions. These increases in losses and LAE were partially offset by a benefit related to second-lien RMBS. For the three and six months ended June 30, 2019, loss and LAE activity primarily related to increases in losses incurred on insured first-lien RMBS transactions, partially offset by an increase in salvage receipts on CDOs. As a result of the consolidation of VIEs, loss and LAE includes the elimination of a losses and LAE benefit of $43 million and $65 million for the three and six months ended June 30, 2020, respectively and the elimination of loss and LAE expense of $22 million and $36 million for the three and six months ended June 30, 2019, respectively.
Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and loss and LAE reserves as of June 30, 2020 and December 31, 2019.

In millions	June 30, 2020	December 31, 2019	Percent Change
Assets:
Insurance loss recoverable	$593	$783	-25%
Reinsurance recoverable on paid and unpaid losses (1)	5	5	-%
Liabilities:
Loss and LAE reserves	523	469	12%

Net reserve (salvage)	$(75)	$(319)	-76%

(1)	- Reported within “Other assets” on our consolidated balance sheets.
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
POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three and six months ended June 30, 2020 and 2019 are presented in the following table:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2020	2019	Change	2020	2019	Change
Gross expenses	$7	$6	17%	$14	$13	8%

Amortization of deferred acquisition costs	$4	$4	-%	$8	$9	-11%
Operating	7	6	17%	14	13	8%

Total insurance operating expenses	$11	$10	10%	$22	$22	-%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. We did not defer a material amount of policy acquisition costs during the first half of 2020 or 2019. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.
International and Structured Finance Insurance Portfolio Exposures
Credit Quality
The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of June 30, 2020 and December 31, 2019, 29% and 27%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.
Selected Portfolio Exposures
The following is a summary of selected significant exposures within our residential mortgage insured portfolio of our international and structured finance insurance segment. In addition, as of June 30, 2020, MBIA Corp. insured $303 million of CDOs and related instruments. We may experience considerable incurred losses in certain of these sectors. There can be no assurance that the loss reserves recorded in our financial statements will be sufficient or that we will not experience losses on transactions on which we currently have no loss reserves, in particular if the economy deteriorates. We may seek to purchase, directly or indirectly, obligations guaranteed by MBIA Corp. or seek to commute policies. The amount of insurance exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time, and other considerations. In some cases, these activities may result in a reduction of loss reserves, but in all cases they are intended to limit our ultimate losses and reduce the future volatility in loss development on the related policies. Our ability to purchase guaranteed obligations and to commute policies will depend on management’s assessment of available liquidity.
Residential Mortgage Exposure
MBIA Corp. insures RMBS backed by residential mortgage loans, including second-lien RMBS transactions (revolving home equity lines of credit (“HELOC”) loans and closed-end
second (“CES”) mortgages). MBIA Corp. also insures mortgage-backed securities (“MBS”) backed by first-lien alternative
A-paper
(“Alt-A”)
and subprime mortgage loans directly through RMBS securitizations. The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of June 30, 2020 and December 31, 2019. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of
	June 30,	December 31,	Percent
Collateral Type	2020	2019	Change
HELOC Second-lien	$331	$381	-13%
CES Second-lien	122	136	-10%
Alt-A First-lien (1)	836	909	-8%
Subprime First-lien	314	343	-8%
Prime First-lien	6	7	-14%

Total	$1,609	$1,776	-9%

(1) -	Includes international exposure of $212 million and $248 million as of June 30, 2020 and December 31, 2019, respectively.

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
As of June 30, 2020, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $1.6 billion compared with $1.8 billion as of December 31, 2019. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. For a further discussion of the Company’s reinsurance, refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019.
Taxes
Provision for Income Taxes
The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2020 and 2019 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Income (loss) before income taxes	$(106)	$(207)	$(439)	$(226)
Provision (benefit) for income taxes	$-	$-	$-	$2
Effective tax rate	-%	-%	-%	-0.9%
For the six months ended June 30, 2020 and 2019, our effective tax rate applied to our loss before income taxes was lower than the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset.
As of June 30, 2020 and December 31, 2019, the Company’s valuation allowance against its net deferred tax asset was $937 million and $873 million, respectively. Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National and potential future sources of taxable income to be identified by the Company. Accordingly, the Company will continue to re-evaluate
its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future. Refer to “Note 9: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.
The CARES Act established new tax provisions including, but not limited to: (1) five-year carryback of NOLs generated in 2018, 2019 and 2020; (2) accelerated refund of alternative minimum tax (“AMT”) credit carryforwards; and (3) retroactive changes to allow accelerated depreciation for certain depreciable property. The legislation does not have a material impact on the Company’s tax positions due to the lack of taxable income in the carryback periods. As of June 30, 2020, the Company had received a cash benefit for its remaining AMT credits as provided by the CARES Act.
CAPITAL RESOURCES
The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, surplus notes issued by MBIA Corp., and MBIA Corp.’s financing facility between MZ Funding and certain purchasers, pursuant to which the purchasers or their affiliates agreed to refinance the outstanding insured senior notes of MZ Funding (“Refinanced Facility”). Total capital resources were $2.0 billion and $2.4 billion as of June 30, 2020 and December 31, 2019, respectively.
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
Equity securities
On May 5, 2020, the Company’s Board of Directors authorized the purchase or repurchase by the Company or National of up to $100 million of its outstanding shares under a new share repurchase authorization. MBIA Inc.’s and National’s share purchases or repurchases that were authorized under our share repurchase program for the six months ended June 30, 2020 and 2019 are presented in the following table:

In millions except per share amounts	Six Months Ended June 30,
	2020	2019
Number of shares purchased or repurchased	17.8	5.9
Average price paid per share	$7.62	$9.10
Remaining authorization as of June 30	$62	$148
Subsequent to June 30, 2020 through July 29, 2020, National purchased an addition 4.8 million common shares of MBIA Inc. at an average share price of $7.42.
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
National
Capital and Surplus
National had statutory capital of $2.0 billion as of June 30, 2020 compared with $2.4 billion as of December 31, 2019. As of June 30, 2020, National’s unassigned surplus was $974 million. For the six months ended June 30, 2020, National had a statutory net loss of $115 million. Refer to the “Claims-Paying Resources (Statutory Basis)” section below for additional information on National’s statutory capital.
In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. As of June 30, 2020, National was in compliance with its aggregate risk limits under NYIL, but was not in compliance with certain of its single risk limits.
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
National had positive earned surplus as of June 30, 2020 from which it may pay dividends, subject to the limitations described above. We expect the as-of-right
declared and paid dividend amounts from National to be limited to prior year adjusted net investment income for the foreseeable future.

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
National’s CPR and components thereto, as of June 30, 2020 and December 31, 2019 are presented in the following table:

	As of June 30,	As of December 31,
In millions	2020	2019
Policyholders’ surplus	$1,564	$1,891
Contingency reserves	470	485

Statutory capital	2,034	2,376
Unearned premiums	385	411
Present value of installment premiums (1)	138	139

Premium resources (2)	523	550
Net loss and LAE reserves (1)	29	(169)
Salvage reserves (1)	735	789

Gross loss and LAE reserves	764	620

Total claims-paying resources	$3,321	$3,546

(1) - Calculated using a discount rate of 3.64% as of June 30, 2020 and December 31, 2019.
(2) - Includes financial guarantee and insured derivative related premiums.
MBIA Insurance Corporation
Capital and Surplus
MBIA Insurance Corporation had statutory capital of $360 million as of June 30, 2020 compared with $476 million as of December 31, 2019. As of June 30, 2020, MBIA Insurance Corporation’s negative unassigned surplus was $1.8 billion. For the six months ended June 30, 2020, MBIA Insurance Corporation had a statutory net loss of $113 million. Refer to the “Claims-Paying Resources (Statutory Basis)” section below for additional information on MBIA Insurance Corporation’s statutory capital.
As of June 30, 2020, MBIA Insurance Corporation recognized estimated recoveries on a statutory basis related to put-back
claims against Credit Suisse Securities (USA) and DLJ Mortgage Capital, Inc., excess spread recoveries on RMBS and recoveries related to CDOs. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.
In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. As of June 30, 2020, MBIA Corp. met the required minimum requirement. Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of June 30, 2020, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of June 30, 2020, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If MBIA Insurance Corporation does not comply with the above mentioned requirements, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.
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
As of July 15, 2020, the most recent scheduled interest payment date, there was $948 million of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of June 30, 2020, MBIA Insurance Corporation had “free and divisible surplus” of $161 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.
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
MBIA Corp.’s CPR and components thereto, as of June 30, 2020 and December 31, 2019 are presented in the following table:

	As of June 30,	As of December 31,
In millions	2020	2019
Policyholders’ surplus	$179	$282
Contingency reserves	181	194

Statutory capital	360	476
Unearned premiums	84	93
Present value of installment premiums (1) (4)	79	92

Premium resources (2)	163	185
Net loss and LAE reserves (1)	(563)	(669)
Salvage reserves (1) (3)	1,095	1,247

Gross loss and LAE reserves	532	578

Total claims-paying resources	$1,055	$1,239

(1) - Calculated using a discount rate of 5.21% as of June 30, 2020 and December 31, 2019.
(2) - Includes financial guarantee and insured credit derivative related premiums.
(3) - This amount primarily consists of expected recoveries related to the Company’s CDOs, excess spread and put-backs.
(4) - Based on the Company’s estimate of the remaining life for its insured exposures.
LIQUIDITY
We use a liquidity risk management framework, the primary objective of which is to match liquidity resources to needs. We monitor our cash and liquid asset resources using cash forecasting and stress-scenario testing. Members of MBIA’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity levels. We evaluate and manage liquidity on a legal-entity basis to take into account the legal, regulatory and other limitations on available liquidity resources within the enterprise. Additionally, we continue to monitor the current
COVID-19
pandemic with respect to our cash and liquid asset positions and resources. It remains premature to predict the full impact the pandemic may have on our future liquidity position and needs. Refer to the “Executive
Overview—COVID-19”
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
As of June 30, 2020 and December 31, 2019, National held cash and investments of $2.5 billion and $2.7 billion, respectively, of which $558 million and $442 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.
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
As of June 30, 2020 and December 31, 2019, the liquidity positions of MBIA Inc. were $325 million and $375 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.
During the six months ended June 30, 2020, $33 million was returned to National as a result of losses incurred in 2019, of which $9 million was in cash. The return was pursuant to the terms of the tax sharing agreement following the expiration of National’s two-year
NOL carry-back period under U.S. tax rules. Under the CARES Act, National’s 2019 taxable loss is subject to a five-year NOL carry-back, which allows it to recover taxes paid in years in which the tax rate was 35%. Similarly, a taxable loss generated in 2020 will be subject to a five-year NOL carry-back under the CARES Act, after which the two-year
NOL carry-back provision will again become effective. In addition to releases or returns following the expiration of National’s
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
As of June 30, 2020 and December 31, 2019, MBIA Corp. held cash and investments of $231 million and $230 million, respectively, of which $123 million and $124 million, respectively, were cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. Treasury and corporate bonds that were immediately available to MBIA Insurance Corporation.
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
During the six months ended June 30, 2020, MBIA Corp. requested and was denied permission by the NYSDFS to prepay approximately $26 million of the Refinanced Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Consolidated Cash Flows
Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
In millions	2020	2019	Percent Change
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(89)	$(57)	56%
Investing activities	941	683	38%
Financing activities	(481)	(428)	12%
Cash and cash equivalents - beginning of period	83	280	-70%

Cash and cash equivalents - end of period	$454	$478	-5%

Operating activities
Net cash used by operating activities increased for the six months ended June 30, 2020 compared with the same period of 2019 primarily due to decreases in proceeds from recoveries and reinsurance of $64 million and net investment income of $25 million, partially offset by a decrease in interest paid, net of interest converted to principal of $44 million and an increase in income taxes received of $16 million.
Investing activities
Net cash provided by investing activities increased for the six months ended June 30, 2020 compared with the same period of 2019 primarily due to an increase in paydowns of HTM investments of $315 million and a net decrease in purchases and sales of AFS investments of $38 million, partially offset by a decrease in paydowns and maturities of investments at fair value of $149 million.
Financing activities
Net cash used by financing activities increased for the six months ended June 30, 2020 compared with the same period of 2019 primarily due to increases in purchases of treasury stock of $76 million and principal repayments of VIE notes of $26 million, partially offset by a decrease in principal paydowns of medium-term notes of $56 million.
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
Refer to “Note 2: Significant Accounting Policies,” and “Note 7: Investments” in the Notes to Consolidated Financial Statements for further information about our accounting policies and investments.
Credit Quality
The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of June 30, 2020, the weighted average credit quality rating of the Company’s AFS fixed-maturity investment portfolio, excluding short-term investments, was Aa and 97% of the investments were investment grade.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Insured Investments
MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by National and MBIA Corp. (“Company-Insured Investments”). When purchasing Insured Investments, the Company’s third-party portfolio manager independently assesses the underlying credit quality, structure and liquidity of each investment, in addition to the creditworthiness of the insurer. Insured Investments are diverse by sector, issuer and size of holding. The third-party portfolio manager assigns underlying ratings to Insured Investments without giving effect to financial guarantees based on underlying ratings assigned by Moody’s or S&P, when a rating is not published by Moody’s. When a Moody’s or S&P underlying rating is not available, the underlying rating is based on the portfolio manager’s best estimate of the rating of such investment. If the Company determines that declines in the fair values of third-party Insured Investments are related to credit loss, the Company will establish an allowance for credit losses and recognize the credit component through earnings.
As of June 30, 2020, Insured Investments at fair value represented $195 million or 7% of consolidated investments, of which $169 million or 6% of consolidated investments were Company-Insured Investments. As of June 30, 2020, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the below investment grade range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of June 30, 2020, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 5% of the total consolidated investment portfolio.
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
10-K
for the year ended December 31, 2019.
INTEREST RATE SENSITIVITY
Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax
change in fair value of the Company’s financial instruments as of June 30, 2020 from instantaneous shifts in interest rates:

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$284	$157	$66	$(53)	$(97)	$(133)
CREDIT SPREAD SENSITIVITY
Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax
change in fair value of the Company’s financial instruments as of June 30, 2020 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio:

	Change in Credit Spreads
In millions	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$44	$(56)	$(168)
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

Item 1A. Risk Factors (continued)

As of June 30, 2020, National had $3.3 billion of debt service outstanding related to Puerto Rico. Puerto Rico may be unable or unwilling to pay their obligations as and when due, in which case National would be required to pay claims of unpaid principal and interest when due under its insurance policies, which could be material. On January 1, 2020 and July 1, 2020, Puerto Rico defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $391 million as a result. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National would experience losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations.
On May 3, 2019, PREPA, the Oversight Board, the AAFAF, the Ad Hoc Group of PREPA bondholders (the “Ad Hoc Group”), and Assured Guaranty Corp. and Assured Guaranty Municipal Corp. entered into a Definitive Restructuring Support Agreement which was amended on September 9, 2019 to include National and Syncora Guarantee, Inc. as supporting parties (as amended, the “RSA”). The Rule 9019 hearing to approve the RSA has been delayed several times, and most recently was adjourned due to the coronavirus crisis until further notice. The Oversight Board and the Commonwealth submitted a status report to the Title III court on July 31, 2020, requesting additional time to negotiate with creditors and seeking to file a further update with the Court on September 25, 2020. The debt restructuring contemplated by the RSA will not be effective until (i) confirmation of a plan of adjustment under PROMESA, (ii) negotiation and consummation of definitive documentation and legal opinions, (iii) enactment and implementation of supportive Puerto Rico legislation and (iv) receipt of Puerto Rico regulatory approval, each of which outcome is uncertain and subject to varying degrees of risk. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part I Financial Information, Item 2 of this Form
10-Q
for additional information on our Puerto Rico exposures.
Legal, Regulatory and Other Risk Factors
The pandemic caused by the spread of
COVID-19
could have an adverse impact on our financial condition and results of operations and other aspects of our business.
The outbreak of the novel coronavirus
COVID-19
(“COVID-19”),
a respiratory disease caused by a new strain of coronavirus, was declared a pandemic by the World Health Organization in March of 2020 and has spread globally. The pandemic continues to cause significant economic turmoil in our country and abroad and affect a wide range of economic activities, as well as domestic and global business and financial markets. We are continuing to closely monitor developments related to the pandemic to assess its impact on our business. There is no assurance that global and domestic economic conditions will not continue to worsen, and we continue to regularly assess the financial impact of the pandemic on our insured portfolios. It remains challenging to comprehensively quantify, or account for the impact of the outbreak on most of the credits within those portfolios, investment portfolios, or general business operations. The extent of such impact will depend on future developments which are highly uncertain, including but not limited to the severity of the pandemic, and the effectiveness of financial and regulatory actions taken at the state and federal levels to contain or address its impact. While governmental and non-governmental
organizations are engaging in efforts to combat the spread and severity of the
COVID-19
pandemic and related public health issues, the effectiveness of such measures cannot be assured. We also cannot predict how political, legal and regulatory responses to the pandemic, such as the nature of and conditions to aid to states or municipalities, tax policy, or programs designed to assist impacted individuals, will impact our business.
Adverse impacts on macroeconomic factors resulting from the spread of
COVID-19,
including without limitation reduced economic activity and certainty, increased unemployment, increased loan defaults or delinquencies, and increased stress on municipal budgets, including due to reduced tax revenues and the ability to raise taxes or limit spending, could materially and adversely affect the performance of our insured portfolio and our business, financial condition and results of operations. Specifically, such adverse effects could impact whether the individual municipal or structured finance credits we insure will be able to continue to meet their debt service obligations or avoid long term impairment, and could therefore result in an increase in defaults and on the amount of claims we will be obligated to pay on the related insurance policies. Such increases could cause us to revise our loss projections or other guidance we have previously provided. In particular, certain insured municipal credits, including those relating to the Commonwealth of Puerto Rico and its instrumentalities, could come under stress depending in part on the nature of the taxes, fees and revenues pledged to debt repayment and their sensitivity to the related slowdown in economic activity. Further, those structured finance policies in which the underlying principal obligations are comprised of residential or commercial mortgages and mortgage-backed securities, could be negatively affected by delays or failures of borrowers to make payments of principal and interest when due, or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities. These transactions are also subject to servicer risks, which relate to problems with the transaction’s servicer that could adversely impact performance of the underlying assets. Additionally, several of our credits, particularly within our international public finance sector, feature large, near term debt-service payments, and there can be no assurance that the liquidity position of MBIA Insurance Corporation will enable it to satisfy any claims that arise if the issuers of such credits are unable or unwilling to refinance or repay their obligations. Further, any national recession that may result from the pandemic and its aftermath could present additional but yet unknown credit risks to all of our insured portfolios.

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
In July of 2019, MBIA Insurance Corporation consummated a financing facility (the “Refinanced Facility”) between MZ Funding LLC (“MZ Funding”) and certain purchasers, pursuant to which the purchasers or their affiliates (collectively, the “Senior Lenders”), agreed to refinance the outstanding insured senior notes of MZ Funding, and MBIA Inc. received amended subordinated notes of MZ Funding. In connection with the Refinanced Facility, the Senior Lenders purchased new senior notes issued by MZ Funding with an aggregate principal amount of $278 million. In addition, MBIA Inc. received amended subordinated notes issued by MZ Funding with an aggregate principal amount of $54 million. The Refinanced Facility is described in more detail under the “Liquidity—MBIA Corp. Liquidity” section in Part II, Item 7 of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019.
MBIA Insurance Corporation believes that the primary source of funds for the repayment of its obligations under the Refinanced Facility and for reimbursement for the Zohar Claims Payments will come from the monetization of the loans made to, and equity interests in, companies that, until late March of 2020, were purportedly controlled and managed by the sponsor and former collateral manager of the Zohar CDOs referenced above (collectively, the “Zohar Collateral”). In late March of 2020, the original sponsor resigned as director and manager of all but one portfolio company, and new directors and managers are currently in place at all but two portfolio companies.

Item 1A. Risk Factors (continued)

While MBIA Insurance Corporation believes that it will receive substantial recoveries on the Zohar Collateral, there is significant uncertainty with respect to its realizable value. Notably, one of the portfolio companies, Dura Automotive Systems, LLC, and certain of its affiliates, filed for bankruptcy protection in the fall of 2019 and the Company no longer projects any recovery on Zohar debtors’ substantial debt and equity interests in the Dura debtors. Further, as the monetization process at the other portfolio companies unfolds in coordination with the new directors and managers in place, and new information concerning the financial condition of the portfolio companies is disclosed, we may revise our expectations for recoveries. For example, at a June 3, 2020 hearing, counsel for one of the portfolio companies announced that the monetization process for that company would be delayed as a consequence of having to investigate issues relating to the integrity of the company’s financial statements. There can be no assurance that the outcome of such an investigation would not lead to a material revision to our expectations for the recovery from that portfolio company.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 5, 2020, the Company’s Board of Directors authorized the purchase or repurchase by the Company or National of up to $100 million of its outstanding shares under a new share repurchase authorization. During the six months ended June 30, 2020, we purchased 17.8 million common shares of MBIA Inc. at an average share price of $7.62.
The table below presents purchases or repurchases made by the Company or National in each month during the second quarter of 2020:

			Total Number	Maximum
	Total	Average	of Shares	Amount That May
	Number	Price	Purchased as	Be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plan
Month	Purchased (1)	Share	Announced Plan	(in millions)
April	4,383,963	$7.50	4,383,885	$3
May	1,012,076	7.22	1,006,731	93
June	4,374,838	7.16	4,374,710	62

	9,770,877	$7.32	9,765,326	$62

(1) -
78 shares in April, 92 shares in May and 128 shares in June were repurchased in open market transactions as investments in the Company’s non-qualified
deferred compensation plan and 5,253 shares in May were repurchased by the Company in open market transactions for settling awards under the Company’s long-term incentive plans.

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

MBIA Inc. Registrant

Date: August 5, 2020	/s/ Anthony McKiernan
Anthony McKiernan
Chief Financial Officer

Date: August 5, 2020	/s/ Joseph R. Schachinger
Joseph R. Schachinger
Controller (Chief Accounting Officer)