Form 10-Q
period 2020-09-30
MBIA INC
filed 2020-11-09
CIK 814585

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
of the Exchange Act).    Yes
☐
    No
☒
As of November 2, 2020,

53,928,317 shares of Common Stock, par value $1 per share,
were outstanding.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MBIA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions except share and per share amounts)

	September 30, 2020	December 31, 2019
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $2,184 and $2,705)	$2,374	$2,820
Investments carried at fair value	210	209
Investments pledged as collateral, at fair value (amortized cost $6 and $15)	1	10
Short-term investments, at fair value (amortized cost $346 and $423)	347	423

Total investments	2,932	3,462
Cash and cash equivalents	107	75
Premiums receivable (net of allowance for credit losses $4 and $-)	229	249
Deferred acquisition costs	53	60
Insurance loss recoverable	1,798	1,694
Other assets	106	115
Assets of consolidated variable interest entities:
Cash	4	8
Investments held-to-maturity, at amortized cost (fair value $575 and $892)	575	890
Investments carried at fair value	78	83
Loans receivable at fair value	114	136
Loan repurchase commitments	530	486
Other assets	25	26

Total assets	$6,551	$7,284

Liabilities and Equity
Liabilities:
Unearned premium revenue	$429	$482
Loss and loss adjustment expense reserves	991	901
Long-term debt	2,318	2,228
Medium-term notes (includes financial instruments carried at fair value of $101 and $108)	686	680
Investment agreements	293	304
Derivative liabilities	228	175
Other liabilities	176	136
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $343 and $403)	1,187	1,539

Total liabilities	6,308	6,445

Commitments and contingencies (Refer to Note 13: Commitments and Contingencies)
Equity:
Preferred stock, par value $1 per share; authorized shares -- 10,000,000; issued and outstanding -- none	-	-
Common stock, par value $1 per share; authorized shares -- 400,000,000; issued shares -- 283,433,401 and 283,433,401	283	283
Additional paid-in capital	2,960	2,999
Retained earnings	68	607
Accumulated other comprehensive income (loss), net of tax of $8 and $8	130	(2)
Treasury stock, at cost -- 229,505,963 and 204,000,108 shares	(3,211)	(3,061)

Total shareholders’ equity of MBIA Inc.	230	826
Preferred stock of subsidiary	13	13

Total equity	243	839

Total liabilities and equity	$6,551	$7,284

The accompanying notes are an integral part of the consolidated financial statements

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Premiums earned:
Scheduled premiums earned	$14	$17	$45	$52
Refunding premiums earned	2	3	10	13

Premiums earned (net of ceded premiums of $1, $1, $3 and $4)	16	20	55	65
Net investment income	16	27	59	89
Fees and reimbursements	2	-	2	1
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	-	(9)	-	(10)
Unrealized gains (losses) on insured derivatives	-	9	-	23

Net change in fair value of insured derivatives	-	-	-	13
Net gains (losses) on financial instruments at fair value and foreign exchange	13	44	(26)	40
Net investment losses related to other-than-temporary impairments:
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	-	-	-	(37)

Net investment losses related to other-than-temporary impairments	-	-	-	(37)
Net gains (losses) on extinguishment of debt	-	(1)	-	(1)
Other net realized gains (losses)	-	-	-	2
Revenues of consolidated variable interest entities:
Net investment income	5	10	18	30
Net gains (losses) on financial instruments at fair value and foreign exchange	(4)	76	34	112
Other net realized gains (losses)	23	(4)	37	(62)

Total revenues	71	172	179	252
Expenses
Losses and loss adjustment	48	(13)	427	89
Amortization of deferred acquisition costs	2	3	7	9
Operating	21	23	61	68
Interest	43	50	135	154
Expenses of consolidated variable interest entities:
Operating	1	2	4	6
Interest	14	18	42	63

Total expenses	129	83	676	389

Income (loss) before income taxes	(58)	89	(497)	(137)
Provision (benefit) for income taxes	-	6	-	8

Net income (loss)	$(58)	$83	$(497)	$(145)

Net income (loss) per common share
Basic	$(1.11)	$1.00	$(7.97)	$(1.75)
Diluted	$(1.11)	$1.00	$(7.97)	$(1.75)
Weighted average number of common shares outstanding
Basic	52,588,533	78,686,542	62,391,826	82,813,523
Diluted	52,588,533	78,686,542	62,391,826	82,813,523
The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(58)	$83	$(497)	$(145)
Other comprehensive income (loss):
Available-for-sale securities with no credit losses:
Unrealized gains (losses) arising during the period	5	39	93	164
Provision (benefit) for income taxes	-	1	-	-

Total	5	38	93	164
Reclassification adjustments for (gains) losses included in net income (loss)	(9)	8	(17)	(15)
Available-for-sale securities with credit losses:
Unrealized gains (losses) arising during the period	-	(32)	-	(2)
Reclassification adjustments for (gains) losses included in net income (loss)	-	(42)	-	(5)
Foreign currency translation:
Foreign currency translation gains (losses)	(2)	1	(3)	1
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	5	(27)	54	(27)
Reclassification adjustments for (gains) losses included in net income (loss)	2	3	5	26

Total other comprehensive income (loss)	1	(51)	132	142

Comprehensive income (loss)	$(57)	$32	$(365)	$(3)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common shares
Balance at beginning and end of period	283,433,401	283,625,689	283,433,401	283,625,689
Common stock amount
Balance at beginning and end of period	$283	$284	$283	$284
Additional paid-in capital
Balance at beginning of period	$2,959	$2,995	$2,999	$3,025
Period change	1	2	(39)	(28)

Balance at end of period	$2,960	$2,997	$2,960	$2,997
Retained earnings
Balance at beginning of period	$126	$738	$607	$966
ASU 2016-13 transition adjustment	-	-	(42)	-
Net income (loss)	(58)	83	(497)	(145)

Balance at end of period	$68	$821	$68	$821
Accumulated other comprehensive income (loss)
Balance at beginning of period	$129	$37	$(2)	$(156)
Other comprehensive income (loss)	1	(51)	132	142

Balance at end of period	$130	$(14)	$130	$(14)
Treasury shares
Balance at beginning of period	(220,924,081)	(198,824,693)	(204,000,108)	(193,803,976)
Treasury shares acquired under share repurchase program	(8,582,686)	(4,341,232)	(26,430,768)	(10,273,891)
Other	804	8,166	924,913	920,108

Balance at end of period	(229,505,963)	(203,157,759)	(229,505,963)	(203,157,759)
Treasury stock amount
Balance at beginning of period	$(3,149)	$(3,014)	$(3,061)	$(3,000)
Treasury shares acquired under share repurchase program	(62)	(39)	(198)	(93)
Other	-	-	48	40

Balance at end of period	$(3,211)	$(3,053)	$(3,211)	$(3,053)
Total shareholders’ equity of MBIA Inc.
Balance at beginning of period	$348	$1,040	$826	$1,119
Period change	(118)	(5)	(596)	(84)

Balance at end of period	$230	$1,035	$230	$1,035

Preferred stock of subsidiary shares
Balance at beginning and end of period	1,315	1,315	1,315	1,315
Preferred stock of subsidiary amount
Balance at beginning and end of period	$13	$13	$13	$13

Total equity	$243	$1,048	$243	$1,048
The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Premiums, fees and reimbursements received	$20	$19
Investment income received	96	143
Insured derivative commutations and losses paid	-	(11)
Financial guarantee losses and loss adjustment expenses paid	(461)	(477)
Proceeds from recoveries and reinsurance	69	117
Operating and employee related expenses paid	(58)	(60)
Interest paid, net of interest converted to principal	(67)	(144)
Income taxes (paid) received	13	(2)

Net cash provided (used) by operating activities	(388)	(415)

Cash flows from investing activities:
Purchases of available-for-sale investments	(900)	(1,759)
Sales of available-for-sale investments	862	1,875
Paydowns and maturities of available-for-sale investments	613	722
Purchases of investments at fair value	(137)	(129)
Sales, paydowns, maturities and other proceeds of investments at fair value	139	583
Sales, paydowns and maturities (purchases) of short-term investments, net	77	(131)
Sales, paydowns and maturities of held-to-maturity investments	315	-
Paydowns and maturities of loans receivable	11	68
Consolidation of variable interest entities	-	72
Deconsolidation of variable interest entities	-	(2)
(Payments) proceeds for derivative settlements	(12)	(95)

Net cash provided (used) by investing activities	968	1,204

Cash flows from financing activities:
Proceeds from investment agreements	10	11
Principal paydowns of investment agreements	(21)	(13)
Principal paydowns of medium-term notes	-	(57)
Principal paydowns of variable interest entity notes	(333)	(671)
Principal paydowns of long-term debt	-	(150)
Purchases of treasury stock	(200)	(96)
Other financing	(8)	(12)

Net cash provided (used) by financing activities	(552)	(988)

Net increase (decrease) in cash and cash equivalents	28	(199)
Cash and cash equivalents - beginning of period	83	280

Cash and cash equivalents - end of period	$111	$81

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(497)	$(145)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	13	40
Deferred acquisition costs	7	9
Accrued investment income	6	19
Unearned premium revenue	(53)	(88)
Loss and loss adjustment expense reserves	101	(34)
Insurance loss recoverable	(105)	(249)
Accrued interest payable	102	75
Accrued expenses	25	5
Net investment losses related to other-than-temporary impairments	-	37
Unrealized (gains) losses on insured derivatives	-	(23)
Net (gains) losses on financial instruments at fair value and foreign exchange	(8)	(152)
Other net realized (gains) losses	(37)	60
Other operating	58	31

Total adjustments to net income (loss)	109	(270)

Net cash provided (used) by operating activities	$(388)	$(415)

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
Business Developments
Puerto Rico
On January 1, 2020 and July 1, 2020, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $391 million. As of September 30, 2020, National had $2.9 billion of debt service outstanding related to Puerto Rico. Refer to the “Risks and Uncertainties” section below for additional information on the Company’s Puerto Rico exposures.
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
COVID-19
(“COVID-19”)
until further notice. The Oversight Board and the Commonwealth submitted a status report to the Title III court on September 25, 2020, requesting additional time to review the impact of
COVID-19
and other limiting circumstances and seeking to file a further update with the Court on December 9, 2020. The debt restructuring contemplated by the RSA will not be effective until (i) confirmation of a plan of adjustment under the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), (ii) negotiation and consummation of definitive documentation and legal opinions, (iii) enactment and implementation of supportive Puerto Rico legislation and (iv) receipt of Puerto Rico regulatory approval, each of which outcome is uncertain and subject to varying degrees of risk.
GO PSA
On June 17, 2019, the Oversight Board announced it had reached a plan support agreement (“PSA”) with certain Commonwealth General Obligation (“GO”) bondholders and guaranteed Puerto Rico Buildings Authority (“PBA”) bondholders on a framework for a plan of adjustment to resolve $35.0 billion worth of debt and unsecured claims against the Commonwealth. On February 9, 2020, the Oversight Board posted an amended PSA. National and the other monolines are not parties to the amended PSA. On September 9, 2020, the Oversight Board filed a further court-mandated status report concerning the PSA. The Oversight Board stated that it continued to be unprepared to propose a schedule for the plan of adjustment and disclosure statement processes to restart due to the uncertainty of the pandemic, fiscal and economic disruption, the severe drought conditions present in Puerto Rico as well as political and legislative hurdles, and asserted it was continuing to negotiate with the parties to the amended PSA (“PSA Parties”) on a reduced distribution to creditors.

On October 25, 2020 the Oversight Board provided to the Court a written status update requesting that, due to the current status of the Oversight Board membership and COVID-19 caseload, active hurricane season, upcoming November elections and ongoing talks with AAFAF and the PSA parties, the next status update be scheduled for December 4, 2020. On October 28, 2020, the Court ruled that the Oversight Board must file by February 10, 2021 an informative motion including a term sheet outlining the terms of an amended plan of adjustment or attaching an amended plan and disclosure statement and including a timetable for remaining important dates leading to Commonwealth confirmation. The Court also set December 4, 2020 as the next required status update from the Oversight Board.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Business Developments and Risks and Uncertainties (continued)

On October 5, 2020, National filed a motion seeking entry of an order directing an investigation into whether certain hedge funds violated the Court’s orders by trading in the debtors’ securities, including GO bonds and PBA bonds, during the Title III mediation process. On October 28, 2020, the Court heard argument and denied National’s motion.
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
Insured portfolios
The Company continues to regularly assess the financial impact of the pandemic on its operating insurance companies’ overall insured portfolios. It remains challenging to comprehensively quantify, or account for the impact of the outbreak on most of the specific credits within those portfolios, due to, in part, challenges in determining whether and to what extent the underlying credits will be able or willing to continue to meet their debt service obligations or avoid long term impairment in this environment. Adverse developments on macroeconomic factors resulting from the spread of COVID-19, including without limitation reduced economic activity and certainty, increased unemployment, increased loan defaults or delinquencies, and increased stress on municipal budgets, including due to reduced tax revenues and the ability to raise taxes or limit spending, could materially and adversely affect the performance of the Company’s insured portfolios. The impact of the pandemic on National’s financial guarantee credits is likely to vary based on the nature of the taxes, fees and revenues pledged to debt repayment and their sensitivity to the related slowdown in economic activity. Several of the credits within National’s insured portfolio have made public pronouncements that the pandemic has had an impact on their economic status, without yet providing any specific quantification of the impact. The duration of the pandemic, the availability of federal aid to state and local governments, and the breadth and speed of economic recovery may all contribute to the ultimate degree and length of the economic stress incurred by the credits in National’s and MBIA Corp.’s insured portfolios. Further, any national recession that may result from the pandemic and its aftermath could present additional but yet unknown credit risks to National’s and MBIA Corp.’s insured portfolios.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Business Developments and Risks and Uncertainties (continued)

Certain of MBIA Corp.’s structured finance policies, including those in which the underlying principal obligations are comprised of residential or commercial mortgages and mortgage-backed securities (“MBS”), could be negatively impacted by delays or failures of borrowers to make payments of principal and interest when due, or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities. MBIA Corp. has recorded significant loss reserves on its residential mortgage-backed securities (“RMBS”) and collateralized debt obligations (“CDO”) exposures, and there can be no assurance that these reserves will be sufficient if the pandemic causes further deterioration to the economy. These transactions are also subject to servicer risks, which relate to problems with the transaction’s servicer that could adversely impact performance of the underlying assets. Additionally, several of the Company’s credits, particularly within its international public finance sector, feature large, near term debt-service payments, and there can be no assurance that the liquidity position of MBIA Corp. will enable it to satisfy any claims that arise if the issuers of such credits are unable or unwilling to refinance or repay their obligations. MBIA Corp. has recorded substantial expected recoveries on certain RMBS transactions, and the forbearance options that mortgage borrowers who were facing financial difficulties took advantage of under the CARES Act, may delay or impair collections on these recoveries.
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
Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for additional information about MBIA Corp.’s recoveries.
Corporate Liquidity
Based on the Company’s projections of National’s dividends and other cash inflows, the Company expects that MBIA Inc. will have sufficient cash to satisfy its debt service and general corporate needs. However, MBIA Inc. continues to have liquidity risk that could be caused by interruption of or reduction in dividends, deterioration in the performance of invested assets, impaired access to the capital markets, as well as other factors, which are not anticipated at this time. Furthermore, failure by MBIA Inc. to settle liabilities that are insured by MBIA Corp. could result in claims on MBIA Corp.
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
The results of operations for the three and nine months ended September 30, 2020 may not be indicative of the results that may be expected for the year ending December 31, 2020. The December 31, 2019 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods.

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
2019-12,
“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as of January 1, 2019. As a result of adopting ASU
2019-12,
the Company revised its previously reported amounts for the three and nine months ended September 30, 2019. For the three months ended September 30, 2019, the Company previously reported an income tax provision and net income of $18 million and $71 million, respectively, which were revised to $6 million and $83 million, respectively. In addition, for the three months ended September 30, 2019, the Company previously reported net income per basic and diluted common share of $0.86 which was revised to $1.00 per basic and diluted common share. For the nine months ended September 30, 2019, the Company previously reported an income tax benefit and a net loss of $21 million and $116 million, respectively, which were revised to an income tax provision and a net loss of $8 million and $145 million, respectively. In addition, for the nine months ended September 30, 2019, the Company previously reported a net loss per basic and diluted common share of $1.40 which was revised to a $1.75 net loss per basic and diluted common share. There was no impact to the Company’s consolidated shareholders’ equity.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 4: Variable Interest Entities (continued)

Consolidated VIEs
The carrying amounts of assets and liabilities of consolidated VIEs was $1.3 billion and $1.2 billion, respectively, as of September 30, 2020 and $1.6 billion and $1.5 billion, respectively, as of December 31, 2019. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. In the third quarters of 2020 and 2019, there were no consolidation or deconsolidation of VIEs by the Company. In the first quarter of 2020, the Company deconsolidated one structured finance VIE due to the prepayment of the outstanding notes of the VIE. Also, in the first quarter of 2020, the Puerto Rico Sales Tax Financing Corporation (“COFINA”) Trusts established in 2019
(the “Trusts”)
were legally dissolved and the seven related VIEs were deconsolidated. There was no impact to the Company’s consolidated statement of operations for the first quarter of 2020 due to the deconsolidation of these VIEs. In the first quarter of 2019, the Company consolidated seven VIEs related to the Trusts established in connection with the COFINA Plan of Adjustment. On the initial consolidation of the Trusts, the Company recorded a loss of $42 million, representing the difference between the fair value of the Company’s financial guarantee within the Trusts and the carrying value of the insurance related balances on the COFINA policies. During 2019, all of the uninsured bonds held in the Trusts were sold and the proceeds were used to reduce National’s obligations under its original insurance policies upon passing the proceeds through the Trusts to certificate holders. In addition, in 2019, National elected to make a voluntary additional payment in the amount of $66 million with the effect of simultaneously reducing the Trust’s obligations to zero and satisfying in full the obligations under its original insurance policies. In the second quarter of 2020, there were no consolidation or deconsolidation of VIEs by the Company. In the second quarter of 2019, two VIEs were deconsolidated as a result of the termination of the Company’s insurance policies related to those VIEs and the Company recorded losses of $16 million primarily due to credit losses in AOCI that were released to earnings. Consolidation and deconsolidation gains and losses are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations.
In addition, subsequent to September 30, 2020, one structured finance VIE was deconsolidated due to the prepayment of the outstanding notes of the VIE, resulting in a reduction in VIE assets and liabilities of approximately $575 million. As of September 30, 2020, the allowance for credit losses on HTM assets held by the VIE was reduced to zero. Refer to “Note 7: Investments” for further information on credit losses on investments.
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
Nonconsolidated VIEs
The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of September 30, 2020 and December 31, 2019. The amounts included under the headings for the carrying value of assets and liabilities represent amounts reported within the applicable financial statement line items on the Company’s consolidated balance sheets. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	September 30, 2020
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$1,921	$21	$17	$104	$15	$495
Consumer asset-backed	313	-	1	1	1	17
Corporate asset-backed	787	-	5	458	6	2

Total global structured finance	3,021	21	23	563	22	514
Global public finance	1,890	-	6	-	7	1

Total insurance	$4,911	$21	$29	$563	$29	$515

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

Note 5: Loss and Loss Adjustment Expense Reserves
U.S. Public Finance Insurance
U.S. public finance insured transactions consist of municipal bonds, including tax-exempt
and taxable indebtedness of U.S. political subdivisions, as well as utilities, airports, health care institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. The Company estimates future losses by using probability-weighted cash flow scenarios that are customized to each insured transaction. Future loss estimates consider debt service due for each insured transaction, which includes par outstanding and interest due, as well as recoveries for such payments, if any. Gross par outstanding for capital appreciation bonds represents the par amount at the time of issuance of the insurance policy.
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
International and Structured Finance Insurance
The international and structured finance insurance segment’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP do not include estimates for a policy insuring a credit derivative or on financial guarantee VIEs that are eliminated in consolidation. The policy insuring a credit derivative contract is accounted for as a derivative and is carried at fair value in the Company’s consolidated financial statements. The fair value of the insured credit derivative contract is influenced by a variety of market and transaction-specific factors that may be unrelated to potential future claim payments under the Company’s insurance policy. Refer to “Note 8: Derivative Instruments” for a further discussion of the Company’s use of derivatives and their impact on the Company’s consolidated financial statements. In addition,
COVID-19
may present additional but unknown credit risks to MBIA Corp.’s insured portfolio. Refer to “Note 1: Business Developments and Risk and Uncertainties”, for further information on
COVID-19.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

RMBS Case Basis Reserves (Financial Guarantees)
The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies, excluding those on consolidated VIEs. The Company’s first-lien RMBS case basis reserves primarily relate to RMBS backed by alternative
A-paper
and subprime mortgage loans. The Company’s second-lien RMBS case basis reserves relate to RMBS backed by home equity lines of credit and closed-end
second mortgages. The Company calculated RMBS case basis reserves as of September 30, 2020 for both first and second-lien RMBS transactions using a process called the Roll Rate Methodology (“Roll Rate Methodology”). The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Roll Rate is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off
or liquidated. The loss reserve estimates are based on a probability-weighted average of multiple
scenarios of loan losses. Additional data used for both second and first-liens include historic averages of deal specific voluntary prepayment rates, forward projections of the LIBOR interest rates, and historic averages of deal-specific loss severities. In addition, for second-lien RMBS backed by home equity lines of credit, the Company assumes a constant basis spread between Prime and LIBOR interest rates.
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
CDO Reserves and Recoveries
The Company also has loss and loss adjustment expense (“LAE”) reserves on certain transactions within its CDO portfolio, primarily its multi-sector CDO asset class that was insured in the form of financial guarantee policies. MBIA’s insured multi-sector CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes, but are not limited to, RMBS, commercial mortgage-backed securities (“CMBS,”) ABS and CDO collateral). The Company’s process for estimating reserves and credit impairments on these policies is determined as the present value of the probability-weighted potential future losses, net of estimated recoveries, across multiple scenarios. The Company considers several factors when developing the range of potential outcomes and their impact on MBIA. A range of loss scenarios is considered under different default and severity rates for each transaction’s collateral. Additionally, each transaction is evaluated for its commutation potential.
Zohar Recoveries
MBIA Corp. is seeking to recover the payments it made (plus interest and expenses) with respect to Zohar I and Zohar II. In March of 2018, the then-director of Zohar I and Zohar II placed those funds into voluntary bankruptcy proceedings in federal bankruptcy court in the District of Delaware (the “Zohar Funds Bankruptcy Cases”). In May of 2018, MBIA and certain parties to the Zohar Funds Bankruptcy Cases agreed to a stay of litigation and a process, among other things (the “Zohar Bankruptcy Settlement”) by which the debtor funds, through an independent director and a chief restructuring officer, would work with the original sponsor of the funds to monetize the Zohar Assets and repay creditors, including MBIA Corp. While the stay of litigation provided for in the Zohar Bankruptcy Settlement has expired, the court has ruled that the monetization process will continue, a decision that was affirmed by the federal District Court for the District of Delaware in July of 2020.
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

MBIA Inc. and
Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Summary of Loss and LAE Reserves and Recoveries
The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs for the international and structured finance insurance segment, which are included in the Company’s consolidated balance sheets as of September 30, 2020 and December 31, 2019 are presented in the following table:

	As of September 30, 2020		As of December 31, 2019
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (2)	Insurance loss recoverable	Loss and LAE reserves (2)
U.S. Public Finance Insurance	$1,233	$454	$911	$432
International and Structured Finance Insurance:
Before VIE eliminations (1)	1,116	791	1,286	749
VIE eliminations (1)	(551)	(254)	(503)	(280)

Total international and structured finance insurance	565	537	783	469

Total	$1,798	$991	$1,694	$901

(1) - Includes loan repurchase commitments of $530 million and $486 million as of September 30, 2020 and December 31, 2019, respectively.
(2) - Amounts are net of expected recoveries.
Changes in Loss and LAE Reserves
The following table presents changes in the Company’s loss and LAE reserves for the nine months ended September 30, 2020.

Changes in loss and LAE reserves, with the exception of loss and LAE payments, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of September 30, 2020, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 0.71%. LAE reserves are generally expected to be settled within a one-year
period and are not discounted. As of September 30, 2020 and December 31, 2019 the Company’s gross loss and LAE reserves included $33 million and $34 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Nine Months Ended September 30, 2020
Gross Loss and LAE Reserves as of December 31, 2019 (1)	Loss Payments	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Other	Gross Loss and LAE Reserves as of September 30, 2020 (1)
$901	$(435)	$8	$(86)	$600	$7	(4)	$991

(1) - Includes changes in amount and timing of estimated payments and recoveries.
The increase in the Company’s loss and LAE reserves for the nine months ended September 30, 2020, primarily related to an increase in expected payments on certain Puerto Rico exposures and an increase in insured first-lien RMBS transactions due to the decline in risk-free rates during 2020 used to present value loss reserves. This increase was partially offset by actual payments made and favorable changes in future recoveries on unpaid losses due to the decline in risk-free rates on certain Puerto Rico exposures.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Changes in Insurance Loss Recoverable
Insurance loss recoverable represents the Company’s estimate of recoveries on paid claims and LAE. The Company recognizes potential recoveries on paid claims based on the probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. The following table presents changes in the Company’s insurance loss recoverable for the nine months ended September 30, 2020. Changes in the insurance loss recoverable, with the exception of collections, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable
		for the Nine Months Ended September 30, 2020
In millions	Gross Reserve as of December 31, 2019	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Other	Gross Reserve as of September 30, 2020
Insurance loss recoverable	$1,694	$(35)	$11	$152	$(21)	$(3)	$1,798

The increase in the Company’s insurance loss recoverable reflected in the preceding table was primarily due to a portion of Puerto Rico claim payments that are expected to be recovered
in the future as well as a decline in risk-free rates on certain Puerto Rico exposures during the nine months ended September 30, 2020. This was partially offset by a decline in expected recoveries on CDOs.
Loss and LAE Activity
For the three months ended September 30, 2020, loss and LAE incurred primarily related to a decrease in expected salvage collections related to CDOs, an increase in incurred losses on RMBS transactions and an increase in actual and expected payments on certain Puerto Rico credits. For the nine months ended September 30, 2020, loss and LAE incurred primarily related to a decrease in expected salvage collections related to CDOs, an increase in actual and expected payments on certain Puerto Rico credits and an increase in incurred losses on first-lien RMBS transactions. Overall, risk-free rates used to discount loss reserve and recovery cash flows declined during the nine months ended September 30, 2020. The decline in risk-free rates had the impact of increasing the present value of recoveries, primarily on certain Puerto Rico credits, which was partially offset by the impact of increasing the present value of future claim payments across the Company’s insured portfolio.
For the three and nine months ended September 30, 2019, loss and LAE activity primarily related to an increase in losses incurred on first-lien RMBS and CDOs, partially offset by an incurred benefit related to certain Puerto Rico transactions as a result of a decline in risk-free interest rates.
Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended September 30, 2020 and 2019, gross LAE related to remediating insured obligations were $8 million and $16 million, respectively. For the nine months ended September 30, 2020 and 2019, gross LAE related to remediating insured obligations were $25 million and $26 million, respectively.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Surveillance Categories
The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of September 30, 2020:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	50	17	-	220	287
Number of issues (1)	18	4	-	101	123
Remaining weighted average contract period (in years)	6.1	6.6	-	8.0	7.4
Gross insured contractual payments outstanding: (2)
Principal	$1,558	$218	$-	$3,364	$5,140
Interest	2,058	90	-	1,457	3,605

Total	$3,616	$308	$-	$4,821	$8,745

Gross Claim Liability (3)	$-	$-	$-	$1,088	$1,088
Less:
Gross Potential Recoveries (4)	-	-	-	2,008	2,008
Discount, net (5)	-	-	-	(133)	(133)

Net claim liability (recoverable)	$-	$-	$-	$(787)	$(787)

Unearned premium revenue	$10	$3	$-	$36	$49
Reinsurance recoverable on paid and unpaid losses (6)					$10

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
3
0, 2020 and December 31, 2019:

In millions	Fair Value as of September 30, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$114	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee (2)	-28% -110% (20%) (1)
Loan repurchase commitments	530	Discounted cash flow	Recovery rates (3) Breach rates (3)
Liabilities of consolidated VIEs:
Variable interest entity notes	294	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	29% - 74% (59%) (1)
Credit derivative liabilities – CMBS	8	Direct Price Model	Nonperformance risk	54% - 54% (54%)
Other derivative liabilities	38	Discounted cash flow	Cash flows	$0 - $49 ($25) (4)

(1) -	Weighted average represents the total MBIA guarantees as a percentage of total instrument fair value.

(2) -	Negative percentage represents financial guarantee policies in a receivable position.

(3) -	Recovery rates include assumptions about legal risk in the enforcement of the Company’s contract and breach rates represent estimates of the percentage of ineligible loans.

(4) -	Midpoint of cash flows are used for the weighted average.

In millions	Fair Value as of December 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$136	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee (1)	-20% - 99% (22%)
Loan repurchase commitments	486	Discounted cash flow	Recovery rates (2) Breach rates (2)
Liabilities of consolidated VIEs:
Variable interest entity notes	347	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	37% - 76% (61%)
Credit derivative liabilities – CMBS	7	Direct Price Model	Nonperformance risk	54% - 54% (54%)
Other derivative liabilities	34	Discounted cash flow	Cash flows	$0 - $49 ($25) (3)

(1) -	Negative percentage represents financial guarantee policies in a receivable position.

(2) -	Recovery rates include assumptions about legal risk in the enforcement of the Company’s contract and breach rates represent estimates of the percentage of ineligible loans.

(3) -	Midpoint of cash flows are used for the weighted average.

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
The significant unobservable input used in the fair value measurement of MBIA Corp.’s CMBS credit derivative, which is valued using the Direct Price Model, is nonperformance risk. The nonperformance risk is an assumption of MBIA Corp.’s own ability to pay and whether MBIA Corp. will have the necessary resources to pay the obligations as they come due. Any significant increase or decrease in MBIA Corp.’s nonperformance risk would have resulted in a decrease or increase in the fair value of the derivative liabilities, respectively.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements
The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2020
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$901	$109	$-	$1,010
State and municipal bonds	-	191	-	191
Foreign governments	-	16	-	16
Corporate obligations	-	1,019	-	1,019
Mortgage-backed securities:
Residential mortgage-backed agency	-	296	-	296
Residential mortgage-backed non-agency	-	26	-	26
Commercial mortgage-backed	-	19	-	19
Asset-backed securities:
Collateralized debt obligations	-	124	-	124
Other asset-backed	-	109	-	109

Total fixed-maturity investments	901	1,909	-	2,810
Money market securities	20	-	-	20
Perpetual debt and equity securities	33	20	-	53
Fixed-income fund	-	-	-	49	(1)
Cash and cash equivalents	107	-	-	107
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	1	-	1

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2020
Assets of consolidated VIEs:
Corporate obligations	-	7	-	7
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	41	-	41
Commercial mortgage-backed	-	16	-	16
Asset-backed securities:
Collateralized debt obligations	-	7	-	7
Other asset-backed	-	7	-	7
Cash	4	-	-	4
Loans receivable at fair value:
Residential loans receivable	-	-	114	114
Loan repurchase commitments	-	-	530	530
Other assets:
Currency derivatives	-	-	12	12
Other	-	-	13	13

Total assets	$1,065	$2,008	$669	$3,791

Liabilities:
Medium-term notes	$-	$-	$101	$101
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	2	8	10
Non-insured derivatives:
Interest rate derivatives	-	180	-	180
Other	-	-	38	38
Liabilities of consolidated VIEs:
Variable interest entity notes	-	49	294	343

Total liabilities	$-	$231	$441	$672

(1) -	Investment that was measured at fair value by applying the net asset value per share practical expedient, and was required not to be classified in the fair value hierarchy.

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
Level 3 assets at fair value as of September 30, 2020 and December 31, 2019 represented approximately

18% and 15%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of September 30, 2020 and December 31, 2019 represented approximately 66% and 72%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of September 30, 2020 and December 31, 2019. The majority of the financial assets and liabilities that the Company requires fair value reporting or disclosures are valued based on the estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flow model estimated, or quoted market values for similar products.

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of September 30, 2020	Carry Value Balance as of September 30, 2020
Assets:
Assets of consolidated VIEs:
Investments held-to-maturity	$-	$-	$575	$575	$575

Total assets	$-	$-	$575	$575	$575

Liabilities:
Long-term debt	$-	$724	$-	$724	$2,318
Medium-term notes	-	-	379	379	583
Investment agreements	-	-	408	408	293
Liabilities of consolidated VIEs:
Variable interest entity notes	-	264	575	839	844

Total liabilities	$-	$988	$1,362	$2,350	$4,038

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$595	$595	$(378)
Ceded recoverable (liability)	-	-	41	41	(18)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2019	Carry Value Balance as of December 31, 2019
Assets:
Assets of consolidated VIEs:
Investments held-to-maturity	$-	$-	$892	$892	$890

Total assets	$-	$-	$892	$892	$890

Liabilities:
Long-term debt	$-	$1,073	$-	$1,073	$2,228
Medium-term notes	-	-	396	396	570
Investment agreements	-	-	394	394	304
Liabilities of consolidated VIEs:
Variable interest entity notes	-	261	892	1,153	1,136

Total liabilities	$-	$1,334	$1,682	$3,016	$4,238

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$556	$556	$(311)
Ceded recoverable (liability)	-	-	56	56	24

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2020 and 2019:
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2020

In millions	Balance, Beginning of Period	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2020	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of September 30, 2020 (1)
Assets:
Other asset-backed	$1	$-	$-	$-	$-	$(1)	$-	$-	$-	$-	$-	$-
Assets of consolidated VIEs:
Loans receivable- residential	116	2	-	-	-	(4)	-	-	-	114	1	-
Loan repurchase commitments	524	6	-	-	-	-	-	-	-	530	6	-
Currency derivatives	14	(2)	-	-	-	-	-	-	-	12	(2)	-
Other	14	(1)	-	-	-	-	-	-	-	13	(1)	-

Total assets	$669	$5	$-	$-	$-	$(5)	$-	$-	$-	$669	$4	$-

In millions	Balance, Beginning of Period	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2020	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of September 30, 2020 (2)
Liabilities:
Medium-term notes	$96	$8	$(3)	$-	$-	$-	$-	$-	$-	$101	$8	$(3)
Credit derivatives	8	-	-	-	-	-	-	-	-	8	-	-
Other derivatives	37	1	-	-	-	-	-	-	-	38	1	-
Liabilities of consolidated VIEs:
VIE notes	291	10	(3)	-	-	(4)	-	-	-	294	8	(2)

Total liabilities	$432	$19	$(6)	$-	$-	$(4)	$-	$-	$-	$441	$17	$(5)

(1) -	Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

(2) -	Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2019

In millions	Balance, Beginning of Period	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2019
Assets:
Commercial mortgage-backed	$4	$-	$-	$-	$-	$(1)	$-	$-	$(3)	$-	$-
Other asset-backed	1	-	-	-	-	-	-	-	-	1	-
Assets of consolidated VIEs:
Loans receivable- residential	154	(3)	-	-	-	(5)	-	-	-	146	(3)
Loan repurchase commitments	428	50	-	-	-	-	-	-	-	478	50
Currency derivatives	11	(3)	-	-	-	-	-	-	-	8	(4)
Other	15	2	-	-	-	-	-	-	-	17	2

Total assets	$613	$46	$-	$-	$-	$(6)	$-	$-	$(3)	$650	$45

In millions	Balance, Beginning of Period	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Liabilities still held as of September 30, 2019
Liabilities:
Medium-term notes	$110	$1	$(5)	$-	$-	$-	$-	$-	$-	$106	$1
Credit derivatives	18	1	-	-	-	(9)	-	-	-	10	(9)
Other derivatives	16	14	-	-	-	-	-	-	-	30	14
Other payable	3	1	-	-	-	-	-	-	-	4	1
Liabilities of consolidated VIEs:
VIE notes	342	3	10	-	3	(10)	-	-	-	348	(11)

Total liabilities	$489	$20	$5	$-	$3	$(19)	$-	$-	$-	$498	$(4)

(1) -	Transferred in and out at the end of the period.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2020 and 2019:
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2020

In millions	Balance, Beginning of Period	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2020	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of September 30, 2200 (1)
Assets:
Other asset-backed	$1	$-	$-	$-	$-	$(1)	$-	$-	$-	$-	$-	$-
Assets of consolidated VIEs:
Loans receivable- residential	136	(11)	-	-	-	(11)	-	-	-	114	(13)	-
Loan repurchase commitments	486	44	-	-	-	-	-	-	-	530	44	-
Currency derivatives	8	4	-	-	-	-	-	-	-	12	4	-
Other	18	(5)	-	-	-	-	-	-	-	13	(5)	-

Total assets	$649	$32	$-	$-	$-	$(12)	$-	$-	$-	$669	$30	$-

In millions	Balance, Beginning of Period	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Liabilities still held as of September 30, 2020	Change in Unrealized Gains (Losses) for the Period Included in OCI for Liabilities still held as of September 30, 2200 (12
Liabilities:
Medium-term notes	$108	$8	$(15)	$-	$-	$-	$-	$-	$-	$101	$8	$(15)
Credit derivatives	7	1	-	-	-	-	-	-	-	8	1	-
Other derivatives	34	4	-	-	-	-	-	-	-	38	4	-
Other payable	4	-	-	-	-	(4)	-	-	-	-	-	-
Liabilities of consolidated VIEs:
VIE notes	347	2	(41)	-	-	(14)	-	-	-	294	(4)	(39)

Total liabilities	$500	$15	$(56)	$-	$-	$(18)	$-	$-	$-	$441	$9	$(54)

(1) -	Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
(2)	Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2019

In millions	Balance, Beginning of Year	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2019
Assets:
Commercial mortgage-backed	$7	$-	$-	$-	$-	$(4)	$-	$-	$(3)	$-	$-
Other asset-backed	3	(1)	-	-	-	(1)	-	-	-	1	-
Assets of consolidated VIEs:
Corporate obligations	5	-	-	-	-	(2)	-	-	(3)	-	-
Collateralized debt obligations	1	-	-	-	-	-	(1)	-	-	-	-
Loans receivable- residential	172	40	-	-	-	(18)	(48)	-	-	146	35
Loan repurchase commitments	418	60	-	-	-	-	-	-	-	478	60
Currency derivatives	17	(9)	-	-	-	-	-	-	-	8	(9)
Other	14	3	-	-	-	-	-	-	-	17	3

Total assets	$637	$93	$-	$-	$-	$(25)	$(49)	$-	$(6)	$650	$89

In millions	Balance, Beginning of Year	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2019
Liabilities:
Medium-term notes	$102	$6	$1	$-	$-	$(3)	$-	$-	$-	$106	$1
Credit derivatives	33	(12)	-	-	-	(11)	-	-	-	10	(23)
Other derivatives	7	23	-	-	-	-	-	-	-	30	23
Other payable	5	2	-	-	-	(3)	-	-	-	4	2
Liabilities of consolidated VIEs:
VIE notes	366	53	3	-	7	(21)	(60)	-	-	348	32

Total liabilities	$513	$72	$4	$-	$7	$(38)	$(60)	$-	$-	$498	$35

(1) -	Transferred in and out at the end of the period.
For the nine months ended September 30, 2019, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.
For the nine months ended September 30, 2019, there were no transfers into Level 3 and out of Level 2. CMBS and corporate obligations comprised the instruments transferred out of Level 3 where inputs, which are significant to their valuation, became observable during the period. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended September 30, 2020 and 2019 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2020	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2019
Revenues:
Unrealized gains (losses) on insured derivatives	$-	$-	$9	$9
Realized gains (losses) and other settlements on insured derivatives	-	-	(10)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(9)	(9)	(15)	(15)
Other net realized gains (losses)	-	-	(1)	(1)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(5)	(4)	43	56

Total	$(14)	$(13)	$26	$49

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the nine months ended September 30, 2020 and 2019 are reported on the Company’s consolidated statements of operations as follows:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2020	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2019
Revenues:
Unrealized gains (losses) on insured derivatives	$(1)	$(1)	$23	$23
Realized gains (losses) and other settlements on insured derivatives	-	-	(11)	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(12)	(12)	(24)	(24)
Net investment losses related to other-than-temporary impairments	-	-	(1)	-
Other net realized gains (losses)	-	-	(2)	(2)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	30	34	41	57

Total	$17	$21	$26	$54

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Fair Value Option
The Company elected to record at fair value certain financial instruments that are consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.
The following table presents the gains and (losses) included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 for financial instruments for which the fair value option was elected:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Investments carried at fair value (1)	$4	$2	$(3)	$13
Fixed-maturity securities held at fair value-VIE (2)	4	38	2	94
Loans receivable at fair value:
Residential mortgage loans (2)	2	(3)	(11)	40
Loan repurchase commitments (2)	6	50	44	60
Other assets-VIE (2)	(1)	2	(5)	3
Medium-term notes (1)	(8)	(1)	(8)	(1)
Other liabilities (3)	-	-	-	(2)
Variable interest entity notes (2)	(11)	3	(1)	(77)

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.
(2) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.
(3) -	Reported within “Other net realized gains (losses)” on MBIA’s consolidated statements of operations.
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2020 and December 31, 2019 for loans and notes for which the fair value option was elected:

	As of September 30, 2020			As of December 31, 2019
	Contractual			Contractual
	Outstanding	Fair		Outstanding	Fair
In millions	Principal	Value	Difference	Principal	Value	Difference
Loans receivable at fair value:
Residential mortgage loans - current	$88	$88	$-	$107	$107	$-
Residential mortgage loans (90 days or more past due)	134	26	108	154	29	125

Total loans receivable and other instruments at fair value	$222	$114	$108	$261	$136	$125
Variable interest entity notes	$1,107	$343	$764	$1,126	$403	$723
Medium-term notes	$117	$101	$16	$112	$108	$4
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option
As of September 30, 2020 and December 31, 2019, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were losses of $48 million and $107 million, respectively, reported in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the three months ended September 30, 2020 and 2019, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $2 million and $3 million, respectively. During the nine months ended September 30, 2020 and 2019, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $5 million and $26 million, respectively.
Note 7: Investments
Investments, excluding those elected under the fair value option, include debt and equity securities classified as either AFS or HTM.
The following table presents the amortized cost, allowance for credit losses, corresponding gross unrealized gains and losses and fair value for AFS and HTM investments in the Company’s consolidated investment portfolio as of September 30, 2020:

	September 30, 2020
In millions	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$918	$-	$85	$-	$1,003
State and municipal bonds	159	-	31	-	190
Foreign governments	12	-	1	-	13
Corporate obligations	870	-	68	(4)	934
Mortgage-backed securities:
Residential mortgage-backed agency	281	-	8	-	289
Residential mortgage-backed non-agency	23	-	3	-	26
Commercial mortgage-backed	17	-	1	-	18
Asset-backed securities:
Collateralized debt obligations	125	-	-	(4)	121
Other asset-backed	106	-	1	-	107

Total AFS investments	$2,511	$-	$198	$(8)	$2,701

HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$575	$-	$-	$-	$575

Total HTM investments	$575	$-	$-	$-	$575

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
during the first quarter

of
2020
.
The following table presents the distribution by contractual maturity of AFS and HTM fixed-maturity securities at amortized cost, net of allowance for credit losses, and fair value as of September 30, 2020. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities		HTM Securities
			Consolidated VIEs
In millions	Net Amortized Cost	Fair Value	Net Amortized Cost	Fair Value
Due in one year or less	$560	$562	$-	$-
Due after one year through five years	473	490	-	-
Due after five years through ten years	269	297	-	-
Due after ten years	657	791	575	575
Mortgage-backed and asset-backed	552	561	-	-

Total fixed-maturity investments	$2,511	$2,701	$575	$575

Deposited and Pledged Securities
The fair value of securities on deposit with various regulatory authorities as of September 30, 2020 and December 31, 2019 was $11 million. These deposits are required to comply with state insurance laws.
Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of September 30, 2020 and December 31, 2019, the fair value of securities pledged as collateral for these investment agreements approximated $294 million and $313 million, respectively. The Company’s collateral as of September 30, 2020 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks. Additionally, the Company pledged cash as collateral under investment agreements in the amount of $8 million as of September 30, 2020.
Refer to “Note 8: Derivative Instruments” for information about securities posted to derivative counterparties.
Impaired Investments
The following table presents the
non-credit
related gross unrealized losses related to AFS investments as of September 30, 2020:

	September 30, 2020
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$124	$-	$-	$-	$124	$-
State and municipal bonds	1	-	-	-	1	-
Corporate obligations	124	(3)	7	(1)	131	(4)
Mortgage-backed securities:
Residential mortgage-backed agency	57	-	-	-	57	-
Residential mortgage-backed non-agency	-	-	2	-	2	-
Commercial mortgage-backed	-	-	5	-	5	-
Asset-backed securities:
Collateralized debt obligations	41	(1)	80	(3)	121	(4)
Other asset-backed	35	-	-	-	35	-

Total AFS investments	$382	$(4)	$94	$(4)	$476	$(8)

The following table presents the gross unrealized losses related to AFS investments as of December 31, 2019:

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$148	$(1)	$79	$(1)	$227	$(2)
State and municipal bonds	11	-	15	-	26	-
Corporate obligations	53	(1)	10	-	63	(1)
Mortgage-backed securities:
Residential mortgage-backed agency	62	-	7	-	69	-
Residential mortgage-backed non-agency	-	-	11	(5)	11	(5)
Commercial mortgage-backed	5	-	-	-	5	-
Asset-backed securities:
Collateralized debt obligations	44	-	77	(2)	121	(2)
Other asset-backed	48	(1)	7	-	55	(1)

Total AFS investments	$371	$(3)	$206	$(8)	$577	$(11)

Gross unrealized losses on AFS investments decreased as of September 30, 2020 compared with December 31, 2019 primarily due to lower interest rates, partially offset by widening credit spreads.
With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of September 30, 2020 and December 31, 2019 was 11 and 10 years, respectively. As of September 30, 2020 and December 31, 2019, there were 45 and 63 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 16 securities were below book value by more than 5%.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of September 30, 2020:

	AFS Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	10	$20	$18
> 15% to 25%	2	-	-
> 25% to 50%	2	1	1
> 50%	2	-	-

Total	16	$21	$19

Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value. During the second quarter of 2020, the Company impaired intent to sell securities in an unrealized loss position to fair value. These securities were subsequently sold in the third quarter of 2020. As of September 30, 2020, the Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of September 30, 2020 that would require the sale of impaired securities.
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
Determination of Credit Loss Guaranteed by the Company on Other Third-Party Guarantors
The Company does not recognize credit losses on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of September 30, 2020 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company. The Company did not hold any securities in an unrealized loss position that were insured by a third-party financial guarantor as of September 30, 2020.

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (1)
Mortgage-backed	$1	-	-

Total	$1	$-	$-

(1) -	Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.
Allowance for Credit Losses Rollforward
The Company did not establish an allowance for credit losses for AFS securities as of September 30, 2020 or purchase any credit-deteriorated assets for the three or nine months ended September 30, 2020.
The following tables present the rollforward of allowance for credit losses on HTM investments for the three and nine months ended September 30, 2020. As of September 30, 2020, the allowance for credit losses was reduced to zero as a result of the repayment of the assets, at par, subsequent to the third quarter of 2020.

		Three Months Ended September 30, 2020
In millions	Balance Beginning of Period	Current period provision for expected credit losses	Initial allowance recognized for PCD assets	Write-Offs	Recoveries	Balance as of September 30, 2020
HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$23	$(23)	$-	$-	$-	$-

Total Allowance on HTM investments	$23	$(23)	$-	$-	$-	$-

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

		Nine Months Ended September 30, 2020
In millions	Balance as of January 1, 2020 (1)	Current period provision for expected credit losses	Initial allowance recognized for PCD assets	Write-Offs	Recoveries	Balance as of September 30, 2020
HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$37	$(37)	$-	$-	$-	$-
Total Allowance on HTM investments	$37	$(37)	$-	$-	$-	$-

(1) -	Represents transition adjustment upon adoption of ASU 2016-13.
Credit Loss Rollforward for AFS
The portion of certain unrealized losses on fixed-maturity securities that does not represent credit losses is recognized in AOCI. For these impairments, the net amount recognized in earnings represents the difference between the amortized cost of the security and the net present value of its projected future discounted cash flows prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the non-credit
related losses was recognized in AOCI, and the corresponding changes in such amounts. The additional credit loss impairments on securities previously impaired for the nine months ended September 30, 2019 was primarily related to an impaired security for which a loss was recognized as the difference between the amortized cost and net present value of projected cash flows. The OTTI resulted from updated liquidity concerns and other adverse financial conditions of the issuer.

In millions	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Credit Losses Recognized in Earnings Related to Other-Than-Temporary Impairments
Beginning balance	$74	$37
Additions for credit loss impairments recognized in the current period on securities previously impaired	-	37

Ending balance	$74	$74

Sales of
Available-for-Sale
Investments
Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Proceeds from sales	$293	$508	$862	$1,875
Gross realized gains	$22	$79	$53	$100
Gross realized losses	$(2)	$-	$(14)	$(3)
Equity Investments
Unrealized gains and losses recognized

on equity investments held as of the end
of each period for the
three
and
nine
months ended September
30
,
2020
and
2019
are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Net gains (losses) recognized during the period on equity securities	$4	$2	$(1)	$9
Less:
Net gains (losses) recognized during the period on equity securities sold during the period	-	-	-	1

Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$4	$2	$(1)	$8

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 8: Deri
va
tive Instruments

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
Corporate
The Company has entered into derivative instruments primarily consisting of interest rate swaps to manage the risks associated with fluctuations in interest rates affecting the value of certain assets. Changes in the fair values of the Company’s derivatives within its
c
orporate segment are included in “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.
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
Credit Derivatives Sold
The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of September 30, 2020 and December 31, 2019. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s Investor Services (“Moody’s”), Standard & Poor’s Financial Services, LLC (“S&P”) or MBIA.

$ in millions	As of September 30, 2020
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured credit default swaps	0.3 Years	$-	$-	$-	$-	$23	$23	$(8)
Insured swaps	14.1 Years	-	59	1,341	362	-	1,762	(2)

Total notional		$-	$59	$1,341	$362	$23	$1,785

Total fair value		$-	$-	$(1)	$(1)	$(8)		$(10)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 8: Derivative Instruments (continued)

$ in millions	As of December 31, 2019
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA		A		BBB		Below Investment Grade	Total Notional		Fair Value Asset (Liability)
Insured credit default swaps	1.0 Years	$—	$—		$—		$—		$32	$32		$(7)
Insured swaps	14.0 Years	—	121	(1)	1,371	(2)	433	(3)	—	1,925	(4)	(2)

Total notional		$—	$121		$1,371		$433		$32	$1,957

Total fair value		$—	$—		$(1)		$(1)		$(7)			$(9)

(1) -	The Company revised its previously reported amount of $66 million to $121 million.
(2) -	The Company revised its previously reported amount of $1,284 million to $1,371 million.
(3) -	The Company revised its previously reported amount of $445 million to $433 million.
(4) -	The Company revised its previously reported amount of $1,795 million to $1,925 million.
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
Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of September 30, 2020 and December 31, 2019, the Company did not hold or post cash collateral to derivative counterparties.
As of September 30, 2020 and December 31, 2019, the Company had securities with a fair value of $237 million and $181 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale,
at fair value” on the Company’s consolidated balance sheets.
As of September 30, 2020 and December 31, 2019, the fair value on one Credit Support Annex (“CSA”) was $1 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of September 30, 2020 and December 31, 2019, the counterparty was rated Aa3 by Moody’s and A+ by S&P.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 8: Derivative Instruments (continued)

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of September 30, 2020:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$23	Other assets	$-	Derivative liabilities	$(8)
Insured swaps	1,762	Other assets	-	Derivative liabilities	(2)
Interest rate swaps	435	Other assets	1	Derivative liabilities	(180)
Interest rate swaps-embedded	242	Medium-term notes	-	Medium-term notes	(9)
Currency swaps-VIE	55	Other assets-VIE	12	Derivative liabilities- VIE	-
All other	49	Other assets	-	Derivative liabilities	(38)

Total non-designated derivatives	$2,566		$13		$(237)

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

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of December 31, 2019:

In millions			Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$32		Other assets	$-	Derivative liabilities	$(7)
Insured swaps	1,925	(2)	Other assets	-	Derivative liabilities	(2)
Interest rate swaps	441		Other assets	1	Derivative liabilities	(132)
Interest rate swaps-embedded	232		Medium- term notes	-	Medium- term notes	(15)
Currency swaps-VIE	58		Other assets-VIE	8	Derivative liabilities-VIE	-
All other	49		Other assets	-	Derivative liabilities	(34)

Total non-designated derivatives	$2,737			$9		$(190)

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 8: Derivative Instruments (continued)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2020 and 2019:

In millions
Derivatives Not Designated as		Three Months Ended September 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2020	2019
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$-	$9
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	-	(10)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	6	(30)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(1)	(3)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(1)	(14)

Total		$4	$(48)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2020 and 2019:

In millions
Derivatives Not Designated as		Nine Months Ended September 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2020	2019
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$(1)	$23
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	-	(11)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(53)	(85)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	4	(8)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(4)	(23)

Total		$(54)	$(104)

Note 9: Income Taxes
The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Income (loss) before income taxes	$(58)	$89	$(497)	$(137)
Provision (benefit) for income taxes	$-	$6	$-	$8
Effective tax rate	0.0%	6.7%	0.0%	-5.8%
For the nine months ended September 30, 2020 and 2019, the Company’s effective tax rate applied to its loss before income taxes was lower than the U.S. statutory tax rate due to the full valuation allowance on the changes in its net deferred tax asset.
Deferred Tax Asset, Net of Valuation Allowance
The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax
income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $948 million and $873 million as of September 30, 2020 and December 31, 2019, respectively. The Company will continue to analyze the valuation allowance on a quarterly basis.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 9: Income Taxes (continued)

Accounting for Uncertainty in Income Taxes
The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of September 30, 2020 and December 31, 2019, the Company had no UTB.
Federal income tax returns through 2011 have been examined or surveyed. As of September 30, 2020, the Company’s NOL is approximately $3.1 billion. NOLs generated prior to tax reform and property and casualty NOLs generated after tax reform will expire between tax years 2031 through 2040. As of September 30, 2020, the Company has a foreign tax credit carryforward of $61 million, which will expire between tax years 2020 through 2030.
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
Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, as part of the business stimulus package in response to the
COVID-19
pandemic, the U.S. government enacted the CARES Act. The CARES Act established new tax provisions including, but not limited to: (1) five-year carryback of NOLs generated in 2018, 2019 and 2020; (2) accelerated refund of alternative minimum tax (“AMT”) credit carryforwards; and (3) retroactive changes to allow accelerated depreciation for certain depreciable property. The legislation does not have a material impact on the Company’s tax positions due to the lack of taxable income in the carryback periods. As of September 30, 2020, the Company had received a cash benefit for its remaining AMT credits as provided by the CARES Act.
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
U.S. Public Finance Insurance
The Company’s U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, U.S. public finance insured obligations when due. The obligations are not subject to acceleration, except that National may have the right, at its discretion, to accelerate insured obligations upon default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt
and taxable indebtedness of U.S. political subdivisions, as well as utilities, airports, health care institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams.

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 10: Business Segments (continued)

Segments Results
The following tables provide the Company’s segment results for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
	U.S.		International
	Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$21	$4	$9	$-		$34
Net gains (losses) on financial instruments at fair value and foreign exchange	23	(6)	(4)	-		13
Revenues of consolidated VIEs	-	-	24	-		24
Inter-segment revenues (2)	7	16	(1)	(22)		-

Total revenues	51	14	28	(22)		71
Losses and loss adjustment	14	-	34	-		48
Operating	3	16	4	-		23
Interest	-	16	27	-		43
Expenses of consolidated VIEs	-	-	15	-		15
Inter-segment expenses (2)	9	6	7	(22)		-

Total expenses	26	38	87	(22)		129

Income (loss) before income taxes	$25	$(24)	$(59)	$-		$(58)

Identifiable assets	$3,777	$1,031	$4,309	$(2,566	) (3)	$6,551

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3) -	Consists principally of intercompany reinsurance balances.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 10: Business Segments (continued)

	Three Months Ended September 30, 2019
	U.S.		International
	Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations	Consolidated
Revenues (1)	$30	$6	$11	$-	$47
Net gains (losses) on financial instruments at fair value and foreign exchange	78	(20)	(14)	-	44
Net gains (losses) on extinguishment of debt	-	(1)	-	-	(1)
Other net realized gains (losses)	-	(1)	1	-	-
Revenues of consolidated VIEs	32	-	50	-	82
Inter-segment revenues (2)	7	15	6	(28)	-

Total revenues	147	(1)	54	(28)	172
Losses and loss adjustment	(90)	-	77	-	(13)
Operating	4	15	7	-	26
Interest	-	17	33	-	50
Expenses of consolidated VIEs	-	-	20	-	20
Inter-segment expenses (2)	14	6	8	(28)	-

Total expenses	(72)	38	145	(28)	83

Income (loss) before income taxes	$219	$(39)	$(91)	$-	$89

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
The following tables provide the Company’s segment results for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020
	U.S.		International
	Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$78	$15	$23	$-		$116
Net gains (losses) on financial instruments at fair value and foreign exchange	30	(62)	6	-		(26)
Revenues of consolidated VIEs	-	-	89	-		89
Inter-segment revenues (2)	21	51	7	(79)		-

Total revenues	129	4	125	(79)		179
Losses and loss adjustment	134	-	293	-		427
Operating	8	50	10	-		68
Interest	-	48	87	-		135
Expenses of consolidated VIEs	-	-	46	-		46
Inter-segment expenses (2)	34	17	28	(79)		-

Total expenses	176	115	464	(79)		676

Income (loss) before income taxes	$(47)	$(111)	$(339)	$-		$(497)

Identifiable assets	$3,777	$1,031	$4,309	$(2,566	) (3)	$6,551

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3) -	Consists principally of intercompany reinsurance balances.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 10: Business Segments (continued)

	Nine Months Ended September 30, 2019
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 11: Earnings Per Share (continued)

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except per share amounts	2020	2019	2020	2019
Basic earnings per share:
Net income (loss)	$(58)	$83	$(497)	$(145)
Less: undistributed earnings allocated to participating securities	-	5	-	-

Net income (loss) available to common shareholders	$(58)	$78	$(497)	$(145)
Basic weighted average shares (1)	52.6	78.7	62.4	82.8

Net income (loss) per basic common share	$(1.11)	$1.00	$(7.97)	$(1.75)

Diluted earnings per share:
Net income (loss)	$(58)	$83	$(497)	$(145)
Less: undistributed earnings allocated to participating securities	-	5	-	-

Net income (loss) available to common shareholders	$(58)	$78	$(497)	$(145)
Diluted weighted average shares	52.6	78.7	62.4	82.8

Net income (loss) per diluted common share	$(1.11)	$1.00	$(7.97)	$(1.75)
Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	4.8	4.5	4.8	4.5

(1) -
 Includes 1.0 million and 1.1 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three months ended September 30, 2020 and 2019, respectively. Includes 0.9 million and 1.0 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the nine months ended September 30, 2020 and 2019, respectively.

Note 12: Accumulated Other Comprehensive Income
The following table presents the changes in the components of AOCI for the nine months ended September 30, 2020:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Instrument-Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, December 31, 2019	$112	$(7)	$(107)	$(2)
Other comprehensive income (loss) before reclassifications	93	(3)	54	144
Amounts reclassified from AOCI	(17)	-	5	(12)

Net period other comprehensive income (loss)	76	(3)	59	132

Balance, September 30, 2020	$188	$(10)	$(48)	$130

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 12: Accumulated Other Comprehensive Income (continued)

The following table presents the details of the reclassifications from AOCI for the three and nine months ended September 30, 2020 and 2019:

In millions	Amounts Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI Components	2020	2019	2020	2019	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on
AFS securities:
Realized gains (losses) on sale of securities	$9	$(7)	$17	$16	Net gains (losses) on financial instruments at fair value and foreign exchange
Credit losses	-	42	-	5	Net investment losses related to OTTI
Amortization on securities	-	(1)	-	(1)	Net investment income

Total unrealized gains (losses) on AFS securities	9	34	17	20
Instrument-specific credit risk of liabilities:
Settlement of liabilities	(2)	(3)	(5)	(26)	Net gains (losses) on financial instruments at fair value and foreign exchange

Total reclassifications for the period	$7	$31	$12	$(6)	Net income (loss)

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

13
,
2018
,
the Appellate Division of the Supreme Court, First Judicial Department issued a ruling on the parties’ cross-appeals from the court’s March
31
,
2017
decision and order on the parties’ summary judgment motions. The ruling affirmed the trial court’s decision, except reversed as to the trial court’s determination to interpret as a matter of law, prior to trial, certain of the representations and warranties that form the predicate for certain of MBIA Corp.’s breach of contract claims.
Trial of the case concluded on August
2
,
2019
. Post-trial briefs have been submitted, and the case is under submission.
Tilton v. MBIA Inc., et al.;
Index No. 68880/2015 (N.Y. Sup. Ct., Westchester County)
On November 2, 2015, Lynn Tilton and Patriarch Partners XV, LLC filed a complaint in New York State Supreme Court, Westchester County, against MBIA Inc. and MBIA Corp., alleging fraudulent inducement and related claims arising from purported promises made in connection with insurance policies issued by MBIA Corp. on certain collateralized loan obligations managed by Ms. Tilton and affiliated Patriarch entities, and seeking damages. Plaintiffs filed an amended complaint on January 15, 2016. The parties completed discovery in 2017. In 2018, the parties stipulated to a stay of proceedings until October of 2019, at which time, the Company removed the case to the United States District Court for the Southern District. In September of 2020, the case was remanded to New York Supreme Court, Westchester County, and the parties engaged in discussions with the court in October of 2020 regarding applicable procedures governing the submission of cross-motions for summary judgment in that forum.
Tilton et al. v. MBIA Inc., et al.; Adversary Case
No. 19-50390
(KBO) (Bankr. Del.)
On October 1, 2019, Lynn Tilton and certain affiliated entities commenced an adversary proceeding in the Zohar Funds Bankruptcy Cases against MBIA Inc., MBIA Corp. and other Zohar Fund creditors seeking the equitable subordination of those creditors’ claims with respect to the Zohar Funds. Plaintiffs claim they are entitled to relief due to inequitable and unfair conduct by defendants. The Company and the other defendants filed their respective motions to dismiss on October 30, 2020.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)
Note 13: Commitments and Contingencies (continued)

MBIA Insurance Corp. v. Tilton et al., Adversary Case No. 20-50776 (KBO) (Bankr. Del.)
On July 30, 2020, MBIA Corp. commenced an adversary proceeding in the Zohar Funds Bankruptcy Cases against Lynn Tilton and certain affiliated entities seeking damages incurred by MBIA Corp. in connection with insurance policies it issued on senior notes issued by Zohar I and Zohar II. Tilton and her affiliated defendants moved to dismiss the complaint on October 23, 2020, and the briefing on such motion is scheduled to be completed as of December 15, 2020.
Motion of Assured Guaranty Corp., Assured Guaranty Municipal Corp., and National Public Finance Guarantee Corporation for Adequate Protection or, in the Alternative, for Relief from the Automatic Stay
, Case No. 17 BK 3567-LTS (D.P.R. August 23, 2019) (Swain, J.)
On January 16, 2020, National, Ambac and Assured (“Movants”) filed a renewed motion in the PRHTA Title III case for relief from the automatic stay or, in the alternative, adequate protection. The motion seeks leave to file a complaint in Puerto Rico, and argues that the revenues securing the bonds insured by Movants are being improperly diverted away from PRHTA, despite such revenues being the exclusive property of PRHTA and its bondholders. Following a preliminary lift stay hearing held on June 4, 2020, on July 2, 2020, Judge Swain ruled that the Movants had failed to satisfy its burden of presenting a colorable claim that they had a statutory, contractual or equitable lien on HTA. On September 9, 2020, the Court entered a final order denying the HTA lift stay motion, finding that a balancing of factors does not support stay relief. National filed a notice of appeal to the First Circuit on September 23, 2020
. Briefing on the appeal is underway, and oral argument is expected for February of 2021.
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
No. 18-00149
(D.P.R. December 21, 2018) (Swain, J.)
On December 21, 2018, the Oversight Board and the Official Committee of Unsecured Creditors of all Debtors other than COFINA filed an adversary complaint against the PBA, seeking a declaration that leases purportedly entered into by PBA are in fact disguised financing transactions and that PBA therefore has no right under PROMESA or the Bankruptcy Code to receive post-petition payments from the Title III debtors or administrative claims against the debtors. On January 28, 2019, National filed a motion to intervene in the proceeding. On March 12, 2019, the Court granted National’s intervention motion. On March 19, 2019, National filed an answer to the complaint. On September 27, 2019, the Oversight Board filed a voluntary petition for relief for PBA pursuant to PROMESA, commencing a case under Title III. The complaint has been stayed indefinitely by order of the Court.
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
On August 8, 2019, National and MBIA Corp. filed suit in the Court of First Instance in San Juan, Puerto Rico against UBS Financial Services, Inc., UBS Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Merrill Lynch, Fenner & Smith Inc., RBC Capital Markets LLC, and Santander Securities LLC, bringing two claims under Puerto Rico law: doctrina de actos propios (the doctrine of one’s own acts) and unilateral declaration of will. These claims concern the insurance by National of bonds issued by the Commonwealth of Puerto Rico and its instrumentalities that were underwritten by these defendants. National alleges that, when the defendants solicited bond insurance, they represented through their acts that they would investigate certain information they provided to National and that they had a reasonable basis to believe that information was true and complete. National further alleges that the defendants did not perform such investigations and that key information was untrue or incomplete. National seeks damages to be proven at trial. On September 9, 2019, Defendants removed National’s claims to federal court in the District of Puerto Rico. National filed its motion to remand the case on October 9, 2019. The Court held a hearing on the remand motion on July 29, 2020, at the end of which it granted National’s motion and remanded the case to the Commonwealth Court of First Instance. On July 31, 2020, National filed an informative motion with the Commonwealth of Puerto Rico Court of First Instance, Superior Court of San Juan, advising that the case has been remanded and requesting the reopening of the case in the Superior Court for further proceedings. On August 2, 2020, the Superior Court recognized the order of Judge Swain remanding the case and acknowledged that proceedings would continue in Commonwealth Court. On September 16, 2020, Defendants filed a motion to dismiss the complaint. National filed its objection to that motion on October 7, 2020, and briefing is scheduled to conclude on November 30, 2020.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 13: Commitments and Contingencies (continued)
Complaint Objecting to Defendants’ Claims and Seeking Related Relief,
Case No.
17-03283-LTS
(D.P.R. January 16, 2020) (Swain J.)
On January 16, 2020, the Oversight Board filed an adversary complaint against National, Ambac, Assured Guaranty, Assured Guaranty Municipal Corp., Financial Guaranty Insurance Company, Peaje Investments LLC and the Bank of New York Mellon as fiscal agent. The Oversight Board challenges the claims and validity of the liens asserted against the Commonwealth by holders of HTA bonds. The complaint contains 201 counts against the bondholder parties objecting to proofs of claim and security interests asserted regarding the Commonwealth’s retention of certain revenues previously assigned to HTA. This matter is currently stayed but the Court permitted the Oversight Board to file certain limited cross motions on April 28, 2020. The cross motions for summary judgment were filed on July 16, 2020. On September 23, 2020, Judge Swain heard argument on the limited cross motions for summary judgement, which remain pending.
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
Motion of National Public Finance Guarantee Corp. Seeking an Order Directing an Independent Investigation
, Case No.17-03283-LTS (October 5, 2020) (Swain J.)
On October 5, 2020, National filed a motion seeking entry of an order directing an investigation into whether certain hedge funds violated the Court’s orders by trading in the debtors’ securities, including GO bonds and PBA bonds, during the Title III mediation process. National argued that the Court has authority under section 105 to order an investigation to ensure the Mediation Order and Confidentiality Order are enforced, that courts have ordered independent investigations concerning similar trading activity allegations, and that the Court should direct the U.S. Trustee or another sufficiently independent entity to conduct the investigation. On October 28, 2020, the Court heard argument and denied National’s motion.
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
Lease Commitments
The Company has a lease agreement for its headquarters in Purchase, New York as well an immaterial lease for an office in San Francisco, California, as well as office equipment. The Purchase, New York initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense is recognized on a straight-line basis. The following table provides information about the Company’s leases as of September 30, 2020:

$ in millions	As of September 30, 2020	Balance Sheet Location
Right-of-use asset	$20	Other assets
Lease liability	$20	Other liabilities

Weighted average remaining lease term (years)	8.3
Discount rate used for operating leases	7.5%
Total future minimum lease payments	$29

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
Insured portfolios
The Company continues to regularly assess the financial impact of the pandemic on its operating insurance companies’ overall insured portfolios. It remains challenging to comprehensively quantify, or account for the impact of the outbreak on most of the specific credits within those portfolios, due to, in part, challenges in determining whether and to what extent the underlying credits will be able or willing to continue to meet their debt service obligations or avoid long term impairment in this environment. Adverse developments on macroeconomic factors resulting from the spread of COVID-19, including without limitation reduced economic activity and certainty, increased unemployment, increased loan defaults or delinquencies, and increased stress on municipal budgets, including due to reduced tax revenues and the ability to raise taxes or limit spending, could materially and adversely affect the performance of our insured portfolios. The impact of the pandemic on National’s financial guarantee credits is likely to vary based on the nature of the taxes, fees and revenues pledged to debt repayment and their sensitivity to the related slowdown in economic activity. Several of the credits within National’s insured portfolio have made public pronouncements that the pandemic has had an impact on their economic status, without yet providing any specific quantification of the impact. The duration of the pandemic, the availability of federal aid to state and local governments, and the breadth and speed of economic recovery may all contribute to the ultimate degree and length of the economic stress incurred by the credits in National’s and MBIA Corp.’s insured portfolios. Further, any national recession that may result from the pandemic and its aftermath could present additional but yet unknown credit risks to National’s and MBIA Corp.’s insured portfolios.

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
Certain of MBIA Corp.’s structured finance policies, including those in which the underlying principal obligations are comprised of residential or commercial mortgages and mortgage-backed securities (“MBS”), could be negatively impacted by delays or failures of borrowers to make payments of principal and interest when due, or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities. MBIA Corp. has recorded significant loss reserves on its residential mortgage-backed securities (“RMBS”) and collateralized debt obligations (“CDO”) exposures, and there can be no assurance that these reserves will be sufficient if the pandemic causes further deterioration to the economy. These transactions are also subject to servicer risks, which relate to problems with the transaction’s servicer that could adversely impact performance of the underlying assets. Additionally, several of our credits, particularly within our international public finance sector, feature large, near term debt-service payments, and there can be no assurance that the liquidity position of MBIA Corp. will enable it to satisfy any claims that arise if the issuers of such credits are unable or unwilling to refinance or repay their obligations. MBIA Corp. has recorded substantial expected recoveries on certain RMBS transactions, and the forbearance options that mortgage borrowers who were facing financial difficulties took advantage of under the CARES Act, may delay or impair collections on these recoveries.
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
Financial Highlights
The following table presents our financial highlights. In the fourth quarter of 2019, the Company adopted Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as of January 1, 2019. As a result of adopting ASU 2019-12, the Company revised its previously reported amounts for the three and nine months ended September 30, 2019. Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for more information about the impact of ASU 2019-12. A detailed discussion of our financial results is presented within the “Results of Operations” section included herein. Refer to the “Capital Resources—Insurance Statutory Capital” section for a discussion of National’s and MBIA Insurance Corporation’s capital position under statutory accounting principles (“U.S. STAT”).

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except per share amounts	2020	2019	2020	2019
Net income (loss)	$(58)	$83	$(497)	$(145)
Net income (loss) per diluted share	$(1.11)	$1.00	$(7.97)	$(1.75)
Adjusted net income (loss) (1)	$(18)	$115	$(137)	$78
Adjusted net income (loss) per diluted share (1)	$(0.34)	$1.46	$(2.20)	$0.94
Cost of shares repurchased	$62	$40	$198	$94

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

Economic and Financial Market Trends
The U.S. economy continued to face significant challenges during the third quarter of 2020 due to the COVID-19 pandemic which has remained an ongoing public health crisis around the world. The persistent spread of the coronavirus and the governmental measures taken to contain it have remained a burden on the economy. Some financial conditions have improved due to measures taken by Congress and the Federal Reserve to support the economy and enhance access to credit for U.S. households and businesses, however, economic activity and employment remain well below pre-pandemic levels. The path toward economic recovery is still significantly dependent on the course of the virus throughout the country which will impact economic activity and employment in the short term and may continue to pose meaningful risks to these measures over the medium term. Inflation remained low due to overall weak consumer demand and low oil prices.
The Federal Open Market Committee maintained its target range for the federal funds rate at 0 to
1
/
4
percent at its November 2020 meeting. The Federal Reserve has committed to keeping interest rates at or near zero in order to lower borrowing costs until they are confident that the economy has stabilized and the health crisis has subsided. Furthermore, the Federal Reserve has remained committed to using all of its resources and tools to support the economy by assisting households, employers, and state and local governments during the coronavirus pandemic.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Summary of Consolidated Results
The following table presents a summary of our consolidated financial results for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except for per share amounts	2020	2019	2020	2019
Total revenues	$71	$172	$179	$252
Total expenses	129	83	676	389

Income (loss) before income taxes	(58)	89	(497)	(137)
Provision (benefit) for income taxes	-	6	-	8

Net income (loss)	$(58)	$83	$(497)	$(145)

Net income (loss) per common share:
Basic	$(1.11)	$1.00	$(7.97)	$(1.75)
Diluted	$(1.11)	$1.00	$(7.97)	$(1.75)
Weighted average number of common shares outstanding:
Basic	52.6	78.7	62.4	82.8
Diluted	52.6	78.7	62.4	82.8
Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019
The decrease in consolidated total revenues in the third quarter of 2020 was primarily due to unfavorable changes in revenues of consolidated variable interest entities (“VIEs”) and net gains (losses) on financial instruments at fair value and foreign exchange. The unfavorable change in revenues of consolidated VIEs was primarily due to higher gains in 2019 from putback claims on ineligible mortgage loans within a second-lien RMBS VIE and gains from increases in the fair values of collateral since consolidating certain VIEs. This was partially offset by gains in the third quarter of 2020 resulting from a reversal of an allowance for credit losses. Refer to the following “Revenues of Consolidated VIEs” sections of National and MBIA Corp. for additional information on our consolidated VIE revenue. The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange was primarily due to realized gains on the sales of the uninsured Puerto Rico Electric Power Authority (“PREPA”) bonds in 2019.
Consolidated total expenses for the three months ended September 30, 2020 included net insurance loss and LAE of $48 million compared with a loss and LAE benefit of $13 million for the same period of 2019. The increase in loss and LAE was primarily due to an increase in losses on certain Puerto Rico credits, partially offset by a decline in losses incurred on expected salvage collections from insured CDOs when compared to the prior year. Refer to the following “Loss and Loss Adjustment Expenses” sections of National and MBIA Corp. for additional information on our losses and LAE.
Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019
The decrease in consolidated total revenues was primarily due to unfavorable changes in net gains (losses) on financial instruments at fair value and foreign exchange and net investment income, partially offset by favorable changes in credit losses on investments. The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange was primarily due to realized gains on the sales of uninsured PREPA bonds and Puerto Rico Sales Tax Financing Corporation (“COFINA”) bonds in 2019. The unfavorable change in net investment income was primarily due to lower average asset balances in 2020. Credit losses on investments in 2019 primarily related to a security that was sold during the first quarter of 2019.
Consolidated total expenses for the nine months ended September 30, 2020 and 2019 included net insurance loss and LAE of $427 million and $89 million, respectively. The increase in loss and LAE was primarily due to a decrease in expected salvage collections from insured CDOs and an increase in losses on certain Puerto Rico credits. This increase in loss and LAE was partially offset by the impact of declines in the risk-free rates during the nine months ended September 30, 2020, which increased the present value of recoveries on certain Puerto Rico credits. Refer to the following “Loss and Loss Adjustment Expenses” sections of National and MBIA Corp. for additional information on our insurance losses and LAE.

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

•	Income taxes –The Company applies a zero effective tax rate for federal income tax purposes to its pre-tax adjustments, if applicable.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except share and per share amounts	2020	2019	2020	2019
Net income (loss)	$(58)	$83	$(497)	$(145)
Less: adjusted net income (loss) adjustments:
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(59)	(94)	(338)	(257)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments (1)	13	(31)	(47)	(69)
Foreign exchange gains (losses) (1)	(16)	16	(16)	18
Net gains (losses) on sales of investments (1)	22	78	41	125
Net investment losses related to impairments of securities	-	-	-	(37)
Net gains (losses) on extinguishment of debt	-	(1)	-	(1)
Other net realized gains (losses)	-	(1)	-	(2)
Adjusted net income adjustment to the (provision) benefit for income tax (2)	-	1	-	-

Adjusted net income (loss)	$(18)	$115	$(137)	$78

Adjusted net income (loss) per diluted common share (3)	$(0.34)	$1.46	$(2.20)	$0.94
Gain (loss) related to our U.S. public finance insurance segment VIE consolidations included in adjusted net income (loss)	-	37	-	17
Gain (loss) related to our U.S. public finance insurance segment VIE consolidations per diluted common share included in adjusted net income (loss) per diluted common share	-	0.46	-	0.20

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.
(2) -	Reported within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.
(3) -	Adjusted net income (loss) per diluted common share is calculated by taking adjusted net income (loss) divided by the GAAP weighted average number of diluted common shares outstanding.
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
The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

In millions except share and per share amounts	As of September 30, 2020	As of December 31, 2019
Total shareholders’ equity of MBIA Inc.	$230	$826
Common shares outstanding	53,927,438	79,433,293
GAAP book value per share	$4.25	$10.40
Management’s adjustments described above:
Remove negative book value per share of MBIA Corp.	(30.83)	(16.81)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	3.07	1.29
Include net unearned premium revenue in excess of expected losses	4.58	3.46
U.S. Public Finance Insurance
Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of September 30, 2020, National had total insured gross par outstanding of $43.9 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

National continues to monitor and remediate its existing insured portfolio and may also pursue strategic alternatives that could enhance shareholder value. Some state and local governments and territory obligors that National insures are experiencing financial and budgetary stress which may be exacerbated by COVID-19. As a result of COVID-19, we have increased our monitoring of certain credits. Financial and budgetary stress could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of the Company’s insured transactions. In particular, Puerto Rico had been experiencing significant fiscal stress and constrained liquidity, and in response, Congress passed the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), which established an independent Financial Oversight and Management Board for Puerto Rico (“Oversight Board”) vested with the sole power to certify fiscal plans for Puerto Rico. On January 1, 2020 and July 1, 2020, Puerto Rico defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $391 million. As of September 30, 2020, National had $2.9 billion of debt service outstanding related to Puerto Rico. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on PROMESA and our Puerto Rico exposures. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of stress affecting our insured credits remains uncertain.
The following table presents our U.S. public finance insurance segment results for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2020	2019	Change	2020	2019	Change
Net premiums earned	$12	$14	-14%	$42	$50	-16%
Net investment income	15	23	-35%	55	76	-28%
Fees and reimbursements	1	-	n/m	2	2	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	23	78	-71%	30	135	-78%
Net investment losses related to other-than-temporary impairments	-	-	-%	-	(37)	-100%
Other net realized gains (losses)	-	-	-%	-	1	-100%
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	-	32	-100%	-	81	-100%
Other net realized gains (losses)	-	-	-%	-	(43)	-100%

Total revenues	51	147	-65%	129	265	-51%

Losses and loss adjustment	14	(90)	-116%	134	(34)	n/m
Amortization of deferred acquisition costs	-	4	-100%	7	13	-46%
Operating	12	14	-14%	35	36	-3%

Total expenses	26	(72)	-136%	176	15	n/m

Income (loss) before income taxes	$25	$219	-89%	$(47)	$250	-119%

n/m - Percent change not meaningful.
NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for the three months ended September 30, 2020 compared with the same period of 2019 resulted from a $1 million decrease in scheduled premiums earned and a $1 million decrease in refunded premiums earned. The decrease in net premiums earned for the nine months ended September 30, 2020 compared with the same period of 2019 resulted from a $5 million decrease in scheduled premiums earned and a $3 million decrease in refunded premiums earned. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. In addition, net premiums earned during the three and nine months ended September 30, 2019 includes the elimination of $14 million and $16 million, respectively, due to the Company consolidating VIEs related to the COFINA transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE For the three and nine months ended September 30, 2020, net gains (losses) on financial instruments at fair value and foreign exchange included gains from the sales of securities from the ongoing management of our U.S. public finance investment portfolio. For the three months ended September 30, 2019, net gains (losses) on financial instruments at fair value and foreign exchange primarily comprised realized gains from the sales of uninsured PREPA bonds. For the nine months ended September 30, 2019, net gains (losses) on financial instruments at fair value and foreign exchange primarily comprised realized gains from the sales of uninsured PREPA bonds and from the COFINA bond exchange, as well as fair value gains on securities due to a decrease in interest rates during the first nine months of 2019.
NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to other-than-temporary-investments (“OTTI”) for the nine months ended September 30, 2019 were primarily related to an impaired security for which a credit loss was recognized in earnings. This OTTI resulted from adverse financial conditions of the issuer. This impaired security was sold during the first quarter of 2020.
REVENUES OF CONSOLIDATED VIEs VIEs within our U.S. public finance insurance segment included the National Custodial Trusts (the “Trusts”) established in connection with the COFINA Plan of Adjustment. For the three months ended September 30, 2019, total revenues of consolidated VIEs were $32 million. This was primarily due to net gains from increases in the fair values of collateral since consolidating the VIEs. For the nine months ended September 30, 2019, total revenues of consolidated VIEs were $38 million. This was primarily due to net gains from increases in the fair values of collateral since consolidating the VIEs, partially offset by a loss on the initial consolidation of the VIEs in February of 2019. We elected to record at fair value certain instruments that are consolidated under accounting guidance for consolidation of VIEs and, as such, changes in fair values of these instruments, which included investments held and debt issued, were reflected in earnings. During 2019, all remaining investment assets of the Trusts were sold and National elected to make a voluntary additional payment with the effect of simultaneously reducing the Trust’s debt obligations to zero and satisfying in full the obligations under its original insurance policies.
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
For the three months ended September 30, 2020, losses and LAE primarily related to certain Puerto Rico exposures. For the nine months ended September 30, 2020, losses and LAE primarily related to certain Puerto Rico exposures as well as an investor owned utility exposure.
For the three and nine months ended September 30, 2019, losses and LAE primarily related to certain Puerto Rico exposures.
The following table presents information about our U.S. public finance insurance loss recoverable asset and loss and LAE reserves liabilities as of September 30, 2020 and December 31, 2019:

In millions	September 30, 2020	December 31, 2019	Percent Change
Assets:
Insurance loss recoverable	$1,233	$911	36%
Reinsurance recoverable on paid and unpaid losses (1)	5	14	-64%
Liabilities:
Loss and LAE reserves	454	432	5%
Insurance loss recoverable - ceded (2)	49	19	n/m

Net reserve (salvage)	$(735)	$(474)	55%

(1) -	Reported within “Other assets” on our consolidated balance sheets.

(2) -	Reported within “Other liabilities” on our consolidated balance sheets.

n/m - Percent change not meaningful.
The insurance loss recoverable as of September 30, 2020 increased compared with December 31, 2019 primarily as a result of expected recoveries related to claims paid on certain Puerto Rico exposures and changes in discount rates used to present value those future expected recoveries. Loss and LAE reserves as of September 30, 2020 increased compared with December 31, 2019 primarily due to an increase in expected net payments on our Puerto Rico exposures. This was partially offset by actual payments made and the impact of changes in discount rates used to present value the net future expected payments related to certain Puerto Rico exposures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and nine months ended September 30, 2020 and 2019 are presented in the following table:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2020	2019	Change	2020	2019	Change
Gross expenses	$12	$14	-14%	$35	$36	-3%

Amortization of deferred acquisition costs	$-	$4	-100%	$7	$13	-46%
Operating	12	14	-14%	35	36	-3%

Total insurance operating expenses	$12	$18	-33%	$42	$49	-14%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs.
The decreases in the amortization of deferred acquisition costs for the three and nine months ended September 30, 2020 when compared with the same periods of 2019 were due to decreases in refunding activity in the current year. When an insured obligation refunds, we accelerate any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during the first nine months of 2020 or 2019.
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
The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of September 30, 2020 and December 31, 2019. Capital appreciation bonds (“CABs”) are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	September 30, 2020		December 31, 2019
Rating	Amount	%	Amount	%
AAA	$2,206	5.0%	$2,709	5.5%
AA	17,259	39.3%	19,155	39.2%
A	13,355	30.4%	15,022	30.7%
BBB	7,749	17.6%	8,225	16.8%
Below investment grade	3,363	7.7%	3,809	7.8%

Total	$43,932	100.0%	$48,920	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance Puerto Rico Exposures
The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of September 30, 2020.

In millions	Gross Par Outstanding		Debt Service Outstanding	National Internal Rating
Puerto Rico Electric Power Authority (PREPA)	$903		$1,225	d
Puerto Rico Commonwealth GO	290		378	d
Puerto Rico Public Buildings Authority (PBA) (1)	170		223	d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	523		882	d
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue (PRHTA)	27		35	d
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	41	(2)	61	d
University of Puerto Rico System Revenue	73		98	d
Inter American University of Puerto Rico Inc.	19		25	a3

Total	$2,046		$2,927

(1) - Additionally	secured by the guarantee of the Commonwealth of Puerto Rico.

(2) - Includes	CABs that reflect the gross par amount at the time of issuance of the insurance policy. As of September 30, 2020, gross par outstanding plus CABs accreted interest was $56 million.
On June 30, 2016, PROMESA was signed into law by the President of the United States. PROMESA provides for the creation of the Oversight Board with powers relating to the development and implementation of a fiscal plan for the Commonwealth and each of its instrumentalities as well as a court-supervised Title III process that allows Puerto Rico to restructure its debt if voluntary agreements cannot be reached with creditors through a collective action process. The President and Congress are in the process of changing the composition of the Oversight Board.
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
As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $1.6 billion relating to general obligation (“GO”) bonds, PBA bonds, PREPA bonds and PRHTA bonds through September 30, 2020, inclusive of the commutation payment and the additional payment in the amount of $66 million on December 17, 2019 related to COFINA.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

On June 17, 2019, the Oversight Board announced it had reached a plan support agreement (“PSA”) with certain Commonwealth GO bondholders and guaranteed PBA bondholders on a framework for a plan of adjustment to resolve $35.0 billion worth of debt and unsecured claims against the Commonwealth. On February 9, 2020, the Oversight Board posted an amended PSA. National is not a party to the amended PSA. The Commonwealth also does not support the revised PSA. The Oversight Board subsequently filed an amended Disclosure Statement and Plan of Adjustment on February 28, 2020. The motion to approve the Disclosure Statement was scheduled to be heard in mid-June of 2020. However, the Court adjourned the hearing until further notice due to the COVID-19 crisis. On September 9, 2020, the Oversight Board filed its court-mandated status report concerning the PSA. The Oversight Board stated that it was unprepared to propose a schedule for the plan of adjustment and disclosure statement processes to restart due to the uncertainty of the pandemic, fiscal and economic disruption, the severe drought conditions present in Puerto Rico as well as political and legislative hurdles. On October 25, 2020 the Oversight Board provided to the Court a written status update requesting that, due to the current status of the Oversight Board membership and COVID-19 caseload, active hurricane season, upcoming November elections and ongoing talks with AAFAF and the PSA parties, the next status update be scheduled for December 4, 2020. On October 28, 2020, the Court ruled that the Oversight Board must file by February 10, 2021 an informative motion including a term sheet outlining the terms of an amended plan of adjustment or attaching an amended plan and disclosure statement and including a timetable for remaining important dates leading to Commonwealth confirmation. The Court also set December 4, 2020 as the next required status update from the Oversight Board.
On October 5, 2020, National filed a motion seeking entry of an order directing an investigation into whether certain hedge funds violated the Court’s orders by trading in the debtors’ securities, including GO bonds and PBA bonds, during the Title III mediation process. National argues that the Court has authority under section 105 to order an investigation to ensure the Mediation Order and Confidentiality Order are enforced, that courts have ordered independent investigations concerning similar trading activity allegations, and that the Court should direct the U.S. Trustee or another sufficiently independent entity to conduct the investigation. On October 28, 2020, the Court heard argument and denied National’s motion.
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
Among other things, the RSA contemplates a transaction pursuant to which, upon the effective date of a plan of adjustment, PREPA’s legacy bonds will be exchanged for new securitization bonds to be issued in two tranches. In addition, beginning on the last day of the month in which the order approving the RSA is entered, holders of bonds that are subject to the RSA will receive monthly settlement payments funded by a settlement charge to be included on customer bills (the “Settlement Payments”) until the effective date of a plan of adjustment for PREPA. The Settlement Payments are subject to increase if a plan of adjustment is not confirmed before March 31, 2021. The RSA provides that supporting parties will receive an administrative claim equal to interest accrued on certain of the securitization bonds, less the amount of any Settlement Payments made on account of such bonds, which administrative claim shall survive termination of the RSA. Additionally, pursuant to the RSA, supporting creditors will also receive certain fees and expense reimbursements, none of which have been received to date. The RSA initially contemplated the filing of a plan of adjustment for PREPA by March 31, 2020; the timing of that action is now uncertain.
Pursuant to the RSA, the Oversight Board filed a Rule 9019 motion with the Title III court in May 2019 seeking approval of the RSA (the “Settlement Motion”) and a Motion to Dismiss the Receiver Motion. The RSA requires, upon entry of the order approving the Settlement Motion (the “9019 Order”), that Movants will withdraw the Receiver Motion, and the Ad Hoc Group will support such withdrawal. The Receiver Motion and the Motion to Dismiss the Receiver Motion have been delayed several times, and most recently were adjourned due to the outbreak of COVID-19 until further notice. The Oversight Board and the Commonwealth submitted a status report to the Title III court on September 25, 2020, requesting additional time to negotiate with creditors and seeking to file a further update with the Court on December 9, 2020. The debt restructuring contemplated by the RSA will not be effective until (i) confirmation of a plan of adjustment under the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), (ii) negotiation and consummation of definitive documentation and legal opinions, (iii) enactment and implementation of supportive Puerto Rico legislation and (iv) receipt of Puerto Rico regulatory approval, each of which outcome is uncertain and subject to varying degrees of risk.
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
On September 18, 2020, FEMA and the PR COR3 Authority announced the commitment by FEMA to provide approximately $11.6 billion (net of the required 10% cost share) to fund projects built by PREPA and the PR Department of Education; approximately $9.4 billion (net) of this amount is designated for PREPA. Detailed plans for the development and nature of these projects are not complete at this time.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

On August 23, 2019, National and Assured (the “HTA Movants”) filed a motion in the Title III case for PRHTA for adequate protection or, in the alternative, relief from the automatic stay. The motion argues that the revenues securing the bonds insured by HTA Movants are being improperly diverted away from PRHTA, despite such revenues being the exclusive property of PRHTA and its bondholders. Pursuant to an interim schedule entered by the Court in December 2019, the HTA Movants, along with Ambac Assurance Corporation and FGIC, amended the motion on January 16, 2020. Following a preliminary hearing held on June 4, 2020, on July 2, 2020, Judge Swain held that the Movants had failed to satisfy its burden of presenting a colorable claim that they had a statutory, contractual or equitable lien on HTA Revenues, including Excise Taxes or Toll Revenues. On September 9, 2020, the Court entered a final order denying the HTA lift stay motion, finding a balancing of factors does not support stay relief. National filed a notice of appeal to the First Circuit on September 23, 2020.
Status of Puerto Rico’s Fiscal Plans
In January of 2020, the Oversight Board requested that the Puerto Rico government submit a proposed updated Fiscal Plan for the Commonwealth in light of recent and recurring earthquakes and considering Puerto Rico’s current state of emergency. The Commonwealth submitted a revised fiscal plan on May 3, 2020. On May 27, 2020, after deeming the Puerto Rico government’s fiscal plan as non-compliant, the Oversight Board certified its own revised fiscal plan for the Commonwealth. The revised fiscal plan reflects a significantly reduced the cumulative surplus of $4.4 billion over the six-year projection period (after measures and structural reforms, but before contractual debt service) due primarily to the impact of the COVID-19 pandemic. The new surplus is about 65% lower than the previous plan, which reflected a surplus of approximately $13.7 billion. For the remaining component units, the Oversight Board certified fiscal plans for both the University of Puerto Rico (the “University”) and PRHTA on June 12, 2020 and June 26, 2020, while certifying a revised Fiscal Plan for PREPA on June 29, 2020. The Oversight Board also certified the fiscal year 2020 budgets for Commonwealth, PREPA, the University and PRHTA.
University of Puerto Rico
The University is not a debtor in Title III and continues to be current on its debt service payment. However, the University is subject to a standstill agreement with its senior bondholders. In March of 2020, the University gave notice that it would not make its monthly transfers for March 2020 and April 2020, due to the COVID-19 crisis. The parties agreed to amend the standstill agreement to delay the monthly transfer until May 2020. National is not a party to the standstill agreement. The standstill agreement, which requires monthly transfers to the trustee in the amount of approximately $3.7 million, originally scheduled to expire on July 15, 2020, has been extended to February 28, 2021.
The following table presents our scheduled gross debt service due on our Puerto Rico insured exposures for the three months ending December 31, 2020, for each of the subsequent four years ending December 31 and thereafter:

in millions	Three Months Ending December 31, 2020	2021	2022	2023	2024	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$-	$140	$140	$137	$137	$671	$1,225
Puerto Rico Commonwealth GO	1	82	19	14	13	249	378
Puerto Rico Public Buildings Authority (PBA)	-	24	9	27	43	120	223
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	-	27	27	36	33	759	882
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue (PRHTA)	-	1	9	1	1	23	35
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	-	4	2	4	2	49	61
University of Puerto Rico System Revenue	-	7	7	12	11	61	98
Inter American University of Puerto Rico Inc.	2	3	3	3	3	11	25

Total	$3	$288	$216	$234	$243	$1,943	$2,927

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
The following table summarizes the consolidated results of our corporate segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2020	2019		2020	2019
Net investment income	$7	$9	-22%	$23	$28	-18%
Fees	13	12	8%	43	41	5%
Net gains (losses) on financial instruments at fair value and foreign exchange	(6)	(20)	-70%	(62)	(71)	-13%
Net gains (losses) on extinguishment of debt	-	(1)	-100%	-	(1)	-100%
Other net realized gains (losses)	-	(1)	-100%	-	(2)	-100%

Total revenues	14	(1)	n/m	4	(5)	n/m

Operating	17	16	6%	52	56	-7%
Interest	21	22	-5%	63	70	-10%

Total expenses	38	38	-%	115	126	-9%

Income (loss) before income taxes	$(24)	$(39)	-38%	$(111)	$(131)	-15%

n/m—Percent change not meaningful.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable changes in net gains (losses) on financial instruments at fair value and foreign exchange for the three and nine months ended September 30, 2020 compared with the same periods of 2019 were primarily due to an increase in fair value losses in 2019 compared with the same periods of 2020 on interest rate swaps, primarily due to decreases in interest rates in 2019. A portion of the interest rate swaps were terminated in the third quarter of 2019 and the termination amount paid in cash reflected the fair values of the swaps at the termination date and all collateral held by the counterparty to the interest rate swaps was returned to the Company. These changes were partially offset by unfavorable changes in foreign exchange.
OPERATING EXPENSES Operating expenses increased for the three months ended September 30, 2020 compared with the same period of 2019 primarily due to an increase in compensation expense. Operating expenses decreased for the nine months ended September 30, 2020 compared with the same period of 2019 primarily due to a decrease in compensation expense.
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
The following table presents our international and structured finance insurance segment results for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2020	2019		2020	2019
Net premiums earned	$5	$7	-29%	$18	$20	-10%
Net investment income	1	2	-50%	3	6	-50%
Fees and reimbursements	2	8	-75%	9	17	-47%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	-	(9)	-100%	-	(10)	-100%
Unrealized gains (losses) on insured derivatives	-	9	-100%	-	23	-100%

Net change in fair value of insured derivatives	-	-	-%	-	13	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	(4)	(14)	-71%	6	(24)	-125%
Other net realized gains (losses)	-	1	-100%	-	3	-100%
Revenues of consolidated VIEs:
Net investment income	5	10	-50%	18	30	-40%
Net gains (losses) on financial instruments at fair value and foreign exchange	(4)	44	-109%	34	31	10%
Other net realized gains (losses)	23	(4)	n/m	37	(20)	n/m

Total revenues	28	54	-48%	125	76	64%

Losses and loss adjustment	34	77	-56%	293	123	138%
Amortization of deferred acquisition costs	4	7	-43%	12	16	-25%
Operating	6	6	-%	20	19	5%
Interest	27	33	-18%	88	100	-12%
Expenses of consolidated VIEs:
Operating	1	2	-50%	4	6	-33%
Interest	15	20	-25%	47	68	-31%

Total expenses	87	145	-40%	464	332	40%

Income (loss) before income taxes	$(59)	$(91)	-35%	$(339)	$(256)	32%

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

As of September 30, 2020, MBIA Corp.’s total insured gross par outstanding was $9.0 billion. Subsequent to September 30, 2020, a corporate asset-backed transaction, which was consolidated as a VIE, with gross par outstanding of $575 million was terminated due to a refinancing of the insured exposure.
NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. In addition, we generate net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2020	2019		2020	2019
Net premiums earned:
U.S.	$1	$1	-%	$4	$4	-%
Non-U.S.	4	6	-33%	14	16	-13%

Total net premiums earned	$5	$7	-29%	$18	$20	-10%

VIEs (eliminated in consolidation)	$1	$(3)	-133%	$(2)	$-	n/m

n/m—Percent change not meaningful.
Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Negative VIE net premiums (eliminated in consolidation) related to reversing previously eliminated net premiums primarily from a policy termination and premium receivable write-offs.
NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES Realized losses on insured derivatives include payments made net of premiums and fees earned and salvage received. Premiums earned related to insured credit derivatives will decrease over time as a result of settlements prior to maturity and amortization. For the three and nine months ended September 30, 2019, realized losses on insured derivatives resulted from claim payments on commercial mortgage-backed securities exposure.
For the nine months ended September 30, 2019, unrealized gains on insured derivatives were principally due to the reversal of unrealized losses resulting from gross par amortization of transactions, partially offset by unfavorable changes in the estimated value of the remaining underlying collateral of such transactions.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses on financial instruments at fair value and foreign exchange for the three months ended September 30, 2020 were primarily related to losses from foreign currency revaluations of loss reserves denominated in Mexican peso as a result of the weakening of the U. S. dollar, partially offset by gains from foreign currency revaluations of premium receivables denominated in Chilean unidad de fomento as a result of the weakening of the U.S. dollar. The net gains on financial instruments at fair value and foreign exchange for the nine months ended September 30, 2020 were primarily related to gains from foreign currency revaluations of loss reserves denominated in Mexican peso as a result of the strengthening of the U.S. dollar, partially offset by losses from foreign currency revaluations of premium receivables denominated in Chilean unidad de fomento as a result of the strengthening of the U.S. dollar. The net losses on financial instruments at fair value and foreign exchange for the three and nine months ended September 30, 2019 were primarily related to unfavorable mark-to-market fluctuations on derivatives.
REVENUES OF CONSOLIDATED VIEs For the three and nine months ended September 30, 2020, total revenues of consolidated VIEs were $24 million and $89 million, respectively, compared with $50 million and $41 million, respectively, for the same periods of 2019. The decrease in revenues of consolidated VIEs for the three months ended September 30, 2020 when compared with the same period of 2019 was primarily due to lower gains from putback claims on ineligible mortgage loans within a second-lien RMBS VIE, partially offset by a reversal of an allowance for credit losses on certain VIE financial assets. The increase in revenues of consolidated VIEs for the nine months ended September 30, 2020 when compared with the same period of 2019 was primarily due to a reversal of an allowance for credit losses in 2020 versus losses on the deconsolidation of VIEs in 2019, partially offset by lower net investment income due to the deconsolidation of a VIE in the first quarter of 2020.

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
For the three months ended September 30, 2020, loss and LAE primarily related to a decrease in expected salvage collections from insured CDOs, as well as losses related to RMBS transactions. For the nine months ended September 30, 2020, loss and LAE primarily related to a decrease in expected salvage collections from insured CDOs and declines in the risk-free rates during 2020, which increased the present value of loss reserves, primarily on our insured first-lien RMBS transactions. These increases in losses and LAE were partially offset by a benefit related to second-lien RMBS.
For the three and nine months ended September 30, 2019, loss and LAE primarily related to increases in losses incurred on insured first-lien RMBS and CDOs.
As a result of the consolidation of VIEs, loss and LAE includes the elimination of a losses and LAE benefit of $10 million and $75 million for the three and nine months ended September 30, 2020, respectively and the elimination of losses and LAE benefit of $32 million and losses and LAE expense of $4 million for the three and nine months ended September 30, 2019, respectively.
Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and loss and LAE reserves as of September 30, 2020 and December 31, 2019.

In millions	September 30, 2020	December 31, 2019	Percent Change
Assets:
Insurance loss recoverable	$565	$783	-29%
Reinsurance recoverable on paid and unpaid losses (1)	5	5	-%
Liabilities:
Loss and LAE reserves	537	469	14%

Net reserve (salvage)	$(33)	$(319)	-90%

(1) - Reported	within “Other assets” on our consolidated balance sheets.
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
POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three and nine months ended September 30, 2020 and 2019 are presented in the following table:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2020	2019		2020	2019
Gross expenses	$7	$6	17%	$21	$19	11%

Amortization of deferred acquisition costs	$4	$7	-43%	$12	$16	-25%
Operating	6	6	-%	20	19	5%

Total insurance operating expenses	$10	$13	-23%	$32	$35	-9%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. We did not defer a material amount of policy acquisition costs during the first nine months of 2020 or 2019. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

International and Structured Finance Insurance Portfolio Exposures
Credit Quality
The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of September 30, 2020 and December 31, 2019, 28% and 27%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.
Selected Portfolio Exposures
The following is a summary of selected significant exposures within our residential mortgage insured portfolio of our international and structured finance insurance segment. In addition, as of September 30, 2020, MBIA Corp. insured $302 million of CDOs and related instruments. We may experience considerable incurred losses in certain of these sectors. There can be no assurance that the loss reserves recorded in our financial statements will be sufficient or that we will not experience losses on transactions on which we currently have no loss reserves, in particular if the economy deteriorates. We may seek to purchase, directly or indirectly, obligations guaranteed by MBIA Corp. or seek to commute policies. The amount of insurance exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time, and other considerations. In some cases, these activities may result in a reduction of loss reserves, but in all cases they are intended to limit our ultimate losses and reduce the future volatility in loss development on the related policies. Our ability to purchase guaranteed obligations and to commute policies will depend on management’s assessment of available liquidity.
Residential Mortgage Exposure
MBIA Corp. insures RMBS backed by residential mortgage loans, including second-lien RMBS transactions (revolving home equity lines of credit (“HELOC”) loans and closed-end second (“CES”) mortgages). MBIA Corp. also insures MBS backed by first-lien alternative A-paper (“Alt-A”) and subprime mortgage loans directly through RMBS securitizations. The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of September 30, 2020 and December 31, 2019. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of
Collateral Type	September 30, 2020	December 31, 2019	Percent Change
HELOC Second-lien	$308	$381	-19%
CES Second-lien	114	136	-16%
Alt-A First-lien (1)	826	909	-9%
Subprime First-lien	299	343	-13%
Prime First-lien	6	7	-14%

Total	$1,553	$1,776	-13%

(1) -	Includes international exposure of $219 million and $248 million as of September 30, 2020 and December 31, 2019, respectively.

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
As of September 30, 2020, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $1.5 billion compared with $1.8 billion as of December 31, 2019. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. For a further discussion of the Company’s reinsurance, refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Taxes
Provision for Income Taxes
The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2020 and 2019 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Income (loss) before income taxes	$(58)	$89	$(497)	$(137)
Provision (benefit) for income taxes	$-	$6	$-	$8
Effective tax rate	-%	6.7%	-%	-5.8%
For the nine months ended September 30, 2020 and 2019, our effective tax rate applied to our loss before income taxes was lower than the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset.
As of September 30, 2020 and December 31, 2019, the Company’s valuation allowance against its net deferred tax asset was $948 million and $873 million, respectively. Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National and potential future sources of taxable income to be identified by the Company. Accordingly, the Company will continue to re-evaluate its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future. Refer to “Note 9: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.
The CARES Act established new tax provisions including, but not limited to: (1) five-year carryback of NOLs generated in 2018, 2019 and 2020; (2) accelerated refund of alternative minimum tax (“AMT”) credit carryforwards; and (3) retroactive changes to allow accelerated depreciation for certain depreciable property. The legislation does not have a material impact on the Company’s tax positions due to the lack of taxable income in the carryback periods. As of September 30, 2020, the Company had received a cash benefit for its remaining AMT credits as provided by the CARES Act.
CAPITAL RESOURCES
The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, surplus notes issued by MBIA Corp., and MBIA Corp.’s financing facility between MZ Funding and certain purchasers, pursuant to which the purchasers or their affiliates agreed to refinance the outstanding insured senior notes of MZ Funding (“Refinanced Facility”). Total capital resources were $1.9 billion and $2.4 billion as of September 30, 2020 and December 31, 2019, respectively.
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
Equity securities
On May 5, 2020, the Company’s Board of Directors authorized the purchase or repurchase by the Company or National of up to $100 million of its outstanding shares under a new share repurchase authorization. During the three months ended September 30, 2020, this share repurchase authorization was exhausted. MBIA Inc.’s and National’s share purchases or repurchases that were authorized under our share repurchase program for the nine months ended September 30, 2020 and 2019 are presented in the following table:

In millions except per share amounts	Nine Months Ended September 30,
	2020	2019
Number of shares purchased or repurchased	26.4	10.3
Average price paid per share	$7.50	$9.11
Remaining authorization as of September 30	$-	$108
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
National
Capital and Surplus
National had statutory capital of $2.0 billion as of September 30, 2020 compared with $2.4 billion as of December 31, 2019. The decrease in National’s statutory capital was primarily driven by acquisitions of MBIA Inc. common shares, which the Company does not admit as assets supporting National’s statutory capital, and it’s statutory net loss of $123 million for the nine months ended September 30, 2020. As of September 30, 2020, National’s unassigned surplus was $963 million. Refer to the “Claims-Paying Resources (Statutory Basis)” section below for additional information on National’s statutory capital.
In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. As of September 30, 2020, National was in compliance with its aggregate risk limits under New York Insurance Law (“NYIL”), but was not in compliance with certain of its single risk limits.
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
National had positive earned surplus as of September 30, 2020 from which it may pay dividends, subject to the limitations described above. We expect the as-of-right declared and paid dividend amounts from National to be limited to prior year adjusted net investment income for the foreseeable future.

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
National’s CPR and components thereto, as of September 30, 2020 and December 31, 2019 are presented in the following table:

	As of September 30,	As of December 31,
In millions	2020	2019
Policyholders’ surplus	$1,552	$1,891
Contingency reserves	458	485

Statutory capital	2,010	2,376
Unearned premiums	371	411
Present value of installment premiums (1)	135	139

Premium resources (2)	506	550
Net loss and LAE reserves (1)	(272)	(169)
Salvage reserves (1)	937	789

Gross loss and LAE reserves	665	620

Total claims-paying resources	$3,181	$3,546

(1) - Calculated using a discount rate of 3.64% as of September 30, 2020 and December 31, 2019.
(2) - Includes financial guarantee and insured derivative related premiums.
MBIA Insurance Corporation
Capital and Surplus
MBIA Insurance Corporation had statutory capital of $328 million as of September 30, 2020 compared with $476 million as of December 31, 2019. As of September 30, 2020, MBIA Insurance Corporation’s negative unassigned surplus was $1.9 billion. For the nine months ended September 30, 2020, MBIA Insurance Corporation had a statutory net loss of $148 million. Refer to the “Claims-Paying Resources (Statutory Basis)” section below for additional information on MBIA Insurance Corporation’s statutory capital.
As of September 30, 2020, MBIA Insurance Corporation recognized estimated recoveries on a statutory basis related to put-back claims against Credit Suisse Securities (USA) and DLJ Mortgage Capital, Inc., excess spread recoveries on RMBS and recoveries related to CDOs. There can be no assurance that we will be successful or that we will not be delayed in realizing these recoveries. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about these recoveries.
In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. As of September 30, 2020, MBIA Corp. met the required minimum requirement. Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of September 30, 2020, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of September 30, 2020, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If MBIA Insurance Corporation does not comply with the above mentioned requirements, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.
Due to its significant earned surplus deficit, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009. Based on estimated future income, MBIA Insurance Corporation is not expected to have any statutory capacity to pay dividends.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s 14% Fixed-to-Floating Rate Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of October 15, 2020, the most recent scheduled interest payment date, there was $976 million of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of September 30, 2020, MBIA Insurance Corporation had “free and divisible surplus” of $122 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.
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
MBIA Corp.’s CPR and components thereto, as of September 30, 2020 and December 31, 2019 are presented in the following table:

	As of September 30,	As of December 31,
In millions	2020	2019
Policyholders’ surplus	$140	$282
Contingency reserves	188	194

Statutory capital	328	476
Unearned premiums	84	93
Present value of installment premiums (1) (4)	76	92

Premium resources (2)	160	185
Net loss and LAE reserves (1)	(534)	(669)
Salvage reserves (1) (3)	1,076	1,247

Gross loss and LAE reserves	542	578

Total claims-paying resources	$1,030	$1,239

(1) - Calculated using a discount rate of 5.21% as of September 30, 2020 and December 31, 2019.
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
As of September 30, 2020 and December 31, 2019, National held cash and investments of $2.2 billion and $2.7 billion, respectively, of which $347 million and $442 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.
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
As of September 30, 2020 and December 31, 2019, the liquidity positions of MBIA Inc. were $335 million and $375 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.
During the nine months ended September 30, 2020, $49 million was returned to National as a result of losses incurred in 2019, of which $9 million was in cash. The return was pursuant to the terms of the tax sharing agreement following the expiration of National’s two-year NOL carry-back period under U.S. tax rules. Under the CARES Act, National’s 2019 taxable loss is subject to a five-year NOL carry-back, which allows it to recover taxes paid in years in which the tax rate was 35%. Similarly, a taxable loss generated in 2020 will be subject to a five-year NOL carry-back under the CARES Act, after which the two-year NOL carry-back provision will again become effective. In addition to releases or returns following the expiration of National’s two-year NOL carry-back period, from time to time, MBIA Inc. is permitted to withdraw assets from the Tax Escrow Account if the aggregate market value of all assets held in the Tax Escrow Account exceeds the required minimum balance. There can be no assurance that any future payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc. due to deductible or creditable tax attributes of those subsidiaries and/or the market value performance of the assets supporting the Tax Escrow Account.
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
As of September 30, 2020 and December 31, 2019, MBIA Corp. held cash and investments of $240 million and $230 million, respectively, of which $129 million and $124 million, respectively, were cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. Treasury and corporate bonds that were immediately available to MBIA Insurance Corporation.
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
During the nine months ended September 30, 2020, MBIA Corp. requested and was denied permission by the NYSDFS to prepay approximately $26 million of the Refinanced Facility.
Consolidated Cash Flows
Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
In millions	2020	2019	Percent Change
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(388)	$(415)	-7%
Investing activities	968	1,204	-20%
Financing activities	(552)	(988)	-44%
Cash and cash equivalents - beginning of period	83	280	-70%

Cash and cash equivalents - end of period	$111	$81	37%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Operating activities
Net cash used by operating activities decreased for the nine months ended September 30, 2020 compared with the same period of 2019 primarily due to a decrease in interest paid, net of interest converted to principal of $77 million. This was primarily due to the refinancing and partial paydowns of the MBIA Corp. Financing Facility in 2019 and an increase in paid in kind interest in 2020. These decreases were partially offset by a decrease in proceeds from insurance recoveries and reinsurance of $48 million.
Investing activities
Net cash provided by investing activities decreased for the nine months ended September 30, 2020 compared with the same period of 2019 primarily due to a decrease in net purchases, sales, paydowns and maturities of AFS investments of $263 million primarily due to ongoing management of our investment portfolios.
Financing activities
Net cash used by financing activities decreased for the nine months ended September 30, 2020 compared with the same period of 2019 primarily due to decreases in principal repayments of VIE notes of $338 million and principal paydowns of long-term debt of $150 million, partially offset by an increase in purchases of treasury stock of $104 million.
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
Credit Quality
The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of September 30, 2020, the weighted average credit quality rating of the Company’s AFS fixed-maturity investment portfolio, excluding short-term investments, was Aa and 97% of the investments were investment grade.
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
As of September 30, 2020, Insured Investments at fair value represented $203 million or 7% of consolidated investments, of which $177 million or 6% of consolidated investments were Company-Insured Investments. As of September 30, 2020, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the below investment grade range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of September 30, 2020, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 5% of the total consolidated investment portfolio.
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
INTEREST RATE SENSITIVITY
Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2020 from instantaneous shifts in interest rates:

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$275	$153	$66	$(53)	$(98)	$(135)
CREDIT SPREAD SENSITIVITY
Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2020 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio:

	Change in Credit Spreads
In millions	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$45	$(43)	$(160)
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

Item 1A. Risk Factors (continued)

As of September 30, 2020, National had $2.9 billion of debt service outstanding related to Puerto Rico. Puerto Rico may be unable or unwilling to pay their obligations as and when due, in which case National would be required to pay claims of unpaid principal and interest when due under its insurance policies, which could be material. On January 1, 2020 and July 1, 2020, Puerto Rico defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $391 million as a result. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National would experience losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations.
On May 3, 2019, PREPA, the Oversight Board, the AAFAF, the Ad Hoc Group of PREPA bondholders (the “Ad Hoc Group”), and Assured Guaranty Corp. and Assured Guaranty Municipal Corp. entered into a Definitive Restructuring Support Agreement which was amended on September 9, 2019 to include National and Syncora Guarantee, Inc. as supporting parties (as amended, the “RSA”). The Rule 9019 hearing to approve the RSA has been delayed several times, and most recently was adjourned due to the coronavirus crisis until further notice. The Oversight Board and the Commonwealth submitted a status report to the Title III court on July 31, 2020, requesting additional time to negotiate with creditors and seeking to file a further update with the Court on September 25, 2020. On September 25, 2020, the Oversight Board requested to provide a further update to the Court on December 9, 2020. The debt restructuring contemplated by the RSA will not be effective until (i) confirmation of a plan of adjustment under PROMESA, (ii) negotiation and consummation of definitive documentation and legal opinions, (iii) enactment and implementation of supportive Puerto Rico legislation and (iv) receipt of Puerto Rico regulatory approval, each of which outcome is uncertain and subject to varying degrees of risk. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part I Financial Information, Item 2 of this Form 10-Q for additional information on our Puerto Rico exposures.
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
Adverse developments on macroeconomic factors resulting from the spread of COVID-19, including without limitation reduced economic activity and certainty, increased unemployment, increased loan defaults or delinquencies, and increased stress on municipal budgets, including due to reduced tax revenues and the ability to raise taxes or limit spending, could materially and adversely affect the performance of our insured portfolio and our business, financial condition and results of operations. Specifically, such adverse effects could impact whether the individual municipal or structured finance credits we insure will be able to continue to meet their debt service obligations or avoid long term impairment, and could therefore result in an increase in defaults and on the amount of claims we will be obligated to pay on the related insurance policies. Such increases could cause us to revise our loss projections or other guidance we have previously provided. In particular, certain insured municipal credits, including those relating to the Commonwealth of Puerto Rico and its instrumentalities, could come under stress depending in part on the nature of the taxes, fees and revenues pledged to debt repayment and their sensitivity to the related slowdown in economic activity. Further, those structured finance policies in which the underlying principal obligations are comprised of residential or commercial mortgages and mortgage-backed securities, could be negatively affected by delays or failures of borrowers to make payments of principal and interest when due, or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities. These transactions are also subject to servicer risks, which relate to problems with the transaction’s servicer that could adversely impact performance of the underlying assets. Additionally, several of our credits, particularly within our international public finance sector, feature large, near term debt-service payments, and there can be no assurance that the liquidity position of MBIA Insurance Corporation will enable it to satisfy any claims that arise if the issuers of such credits are unable or unwilling to refinance or repay their obligations. Further, any national recession that may result from the pandemic and its aftermath could present additional but yet unknown credit risks to all of our insured portfolios.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 5, 2020, the Company’s Board of Directors authorized the purchase or repurchase by the Company or National of up to $100 million of its outstanding shares under a new share repurchase authorization. During the nine months ended September 30, 2020, we purchased 26.4 million common shares of MBIA Inc. at an average share price of $7.50 and exhausted this share repurchase authorization.
The table below presents purchases or repurchases made by the Company or National in each month during the third quarter of 2020:

			Total Number	Maximum
	Total	Average	of Shares	Amount That May
	Number	Price	Purchased as	Be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plan
Month	Purchased (1)	Share	Announced Plan	(in millions)
July	4,907,868	$7.44	4,907,753	$26
August	1,331,300	7.95	1,331,191	15
September	2,343,879	6.37	2,343,742	-

	8,583,047	$7.23	8,582,686	$-

(1) -	115 shares in July, 109 shares in August and 137 shares in September were repurchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.

Item 6. Exhibits

*31.1.	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2.	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1.	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2.	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS.	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

*101.SCH.	XBRL Taxonomy Extension Schema Document.

*101.CAL.	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF.	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB.	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE.	XBRL Taxonomy Extension Presentation Linkbase Document.

*104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: November 9, 2020	/s/ Anthony McKiernan
Anthony McKiernan
Chief Financial Officer

Date: November 9, 2020	/s/ Joseph R. Schachinger
Joseph R. Schachinger
Controller (Chief Accounting Officer)