Form 10-K
period 2020-12-31
MBIA INC
filed 2021-03-01
CIK 814585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
☐
    No
☒
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes
☐
    No
☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2020 was $404,974,161.
As of February 22, 2021,53,726,305 shares of Common Stock, par value $1 per share, were outstanding.
Documents incorporated by reference:
Portions of the Definitive Proxy Statement of the Registrant for its 2020 Annual Meeting, which will be filed on or before March 31, 2021, are incorporated by reference into Part III of this Form 10-K.

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

Item 1. Business
PART I
As used in this Annual Report on Form 10-K, (i) “MBIA,” the “Company,” “we,” “our” and “us” refer to MBIA Inc., a Connecticut corporation incorporated in 1986, together with its subsidiaries, and (ii) unless otherwise indicated or the context otherwise requires, references to “MBIA Corp.” are to MBIA Insurance Corporation together with MBIA Mexico S.A. de C.V. (“MBIA Mexico”).
OVERVIEW
The Company’s operating subsidiaries are running off their portfolios. Today, the Company’s primary objectives are ensuring that adequate liquidity exists at the holding company to satisfy all of its outstanding obligations, mitigating losses at National Public Finance Guarantee Corporation (“National”) and MBIA Corp., including National’s exposures to insured debt obligations of the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”), and maximizing recoveries on paid insurance claims. The Company may also pursue strategic alternatives that could enhance shareholder value.
MBIA’s primary business has been to provide financial guarantee insurance to the United States’ public finance markets through our indirect, wholly-owned subsidiary, National, whose financial guarantee insurance policies provide investors with unconditional and irrevocable guarantees of the payment of the principal, interest or other amounts owing on insured obligations when due. National has ceased pursuing the writing of new financial guarantee policies, and its primary activity today is to provide ongoing surveillance, including remediation activity where warranted, of its existing insured portfolio of $41.9 billion gross par outstanding as of December 31, 2020.
The Company has also provided financial guarantee insurance in the international and structured finance markets through its subsidiary MBIA Corp. As of December 31, 2020, MBIA Corp.’s total insured gross par outstanding was $7.7 billion. We do not expect MBIA Corp. to write any significant new policies, and given its capital structure and business prospects, we do not expect its financial performance to have a material economic impact on MBIA Inc. Refer to “Results of Operations—Capital Resources” in Part II, Item 7 of this Form 10-K for a further discussion of MBIA Corp.’s insurance statutory capital.
MBIA Services Corporation (“MBIA Services”), also owned by MBIA Inc., is a service company which provides support services such as surveillance, risk management, legal, accounting, treasury and information technology, among others, to our businesses on a fee-for-service basis.
MBIA Inc. Capital Management
The Company manages its capital and liquidity in order to ensure that it can service its debt and other financial obligations and pay its operating expenses while maintaining an adequate cushion against potential adverse events. MBIA Inc. has received annual dividends from National, and until 2020, regular releases from a tax escrow account held by MBIA Inc. under the MBIA group’s tax sharing agreement as described further under “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Liquidity––Corporate Liquidity” in Part II, Item 7 of this Form 10-K. The Company maintains a stable liquidity position which is expected to allow it to service its obligations over the next several years without needing to access the capital markets. Our capital management strategies include (i) having the Company or National purchase or repurchase outstanding MBIA Inc. common shares to enhance shareholder value when management deems such actions are appropriate, taking into account the price of the stock, anticipated liquidity needs, and other relevant factors and (ii) retiring our unsecured and MBIA Global Funding, LLC (“GFL”) debt through calls and repurchases at prices that create economic benefit to the Company.
During 2020, the Company or National purchased or repurchased 26.4 million shares at a cost of $198 million under the repurchase authorization approved by the Company’s Board of Directors (the “Board”) in May 2020 and November 2017 and exhausted these share repurchase authorizations. During 2019, the Company or National purchased or repurchased 11.1 million shares at a cost of $101 million under the repurchase authorization approved by the Board in November 2017. During 2018, the Company or National purchased or repurchased 5.8 million shares at a cost of $48 million under the repurchase authorization approved by the Board in November 2017.

Item 1. Business (continued)

Unsecured debt includes MBIA Inc.’s senior notes and medium-term notes (“MTNs”) issued by its subsidiary, GFL. During 2020, the Company redeemed the remaining $115 million principal amount of the Company’s 6.400% Senior Notes due 2022 at par plus accrued interest. During 2019, the Company redeemed $150 million principal amount of the Company’s 6.400% Senior Notes due 2022 at par plus accrued interest and paid $57 million par value related to GFL debt maturities. During 2018, the Company repurchased $78 million and paid $17 million par value related to GFL debt maturities.
In each of the fourth quarters of 2020 and 2019, National declared and paid dividends of $81 million and $134 million, respectively, to its ultimate parent, MBIA Inc.
National Risk Mitigation
National’s most significant risk is credit risk in its large and diverse insured portfolio of domestic public finance credits. National’s risk mitigation strategy is premised on proactive portfolio management, including surveillance of financial performance and covenant compliance, the exercise of creditor rights, remediation and—in select cases—workouts of distressed credits. National’s approach generally focuses on the early detection of stress and proactive intervention, though its rights and its ability to take certain actions on a particular credit will always be case-specific. As part of its remediation efforts, National may elect to facilitate and participate in refinancings of existing credit exposures where the new transaction will have the anticipated effect of improving the issuer’s ability to service its debt and strengthen National’s legal security or covenant package. National may also seek to purchase its own insured obligations as part of an overall risk mitigation strategy, subject to internal and regulatory limitations.
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
MBIA Corp. Risk Mitigation
MBIA Corp.’s strategy is focused primarily on recovering losses on insured transactions, reducing future expected economic losses in the insured portfolio through commutations and other risk mitigation strategies, and managing liquidity primarily for the benefit of its policyholders and senior creditors. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information regarding loss reserves and recoveries.
Our liquidity and capital forecasts, and projected collections of recoveries for MBIA Corp., reflect resources that we expect to be adequate to pay expected insurance claims. However, there can be no assurance that MBIA Corp. will realize its expected recoveries in full or on its projected timeframe. Refer to “Risk Factors-MBIA Corp. Risk Factors-Continuing elevated loss payments and delay or failure in realizing expected recoveries on insured transactions may materially and adversely affect MBIA Insurance Corporation’s statutory capital and its ability to meet liquidity needs and could cause the New York State Department of Financial Services (the “NYSDFS”) to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding if the NYSDFS concludes that MBIA Insurance Corporation will not be able to pay expected insurance claims,” in Part I, Item 1A of this Form 10-K. Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any material economic impact on MBIA Inc.

Item 1. Business (continued)

OUR INSURANCE OPERATIONS
Our U.S. public finance insurance portfolio is managed through National, and our international and structured finance insurance portfolios are managed through MBIA Corp. We do not expect National or MBIA Corp. to write significant new business.
We have been compensated for our insurance policies by insurance premiums that were paid upfront or on an installment basis. Our financial guarantee insurance was offered in both the new issue and secondary markets. In addition, we have provided financial guarantees or sureties to debt service reserve funds. The primary risk in our insurance operations is that of adverse credit performance in the insured portfolio. When writing new business we sought to maintain a diversified insured portfolio and have insured transactions with the aim of managing and diversifying risk based on a variety of criteria including revenue source, issue size, type of asset, industry concentrations, type of bond and geographic location. Despite this objective, there can be no assurance that we will avoid losses on multiple credits as a result of a single event or series of events. In particular, the global outbreak of the novel coronavirus COVID-19 (“COVID-19”) could have an adverse impact on our financial condition and results of operations and other aspects of our business. For additional information relating to the risks arising from COVID-19, refer to the “Legal, Regulatory and Other Risk Factors” section in Part I, Item 1A of this Form 10-K.
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
As of December 31, 2020, National had $41.9 billion of insured gross par outstanding on U.S. public finance obligations covering 2,470 policies and diversified among 1,506 “credits,” which we define as any insured obligations secured by the same revenue source. Insurance in force, which includes all insured debt service, as of December 31, 2020 was $81.5 billion.
All of the policies were underwritten on the assumption that the insurance will remain in force until maturity or early retirement of the insured obligations. National estimates that the average life of its domestic public finance insurance policies in force as of December 31, 2020 was 9 years. The average life was determined by applying a

Item 1. Business (continued)

weighted average calculation, using the remaining years to contractual maturity and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2020 was $5.5 billion. National’s underwriting guidelines limited the insurance in force for any one insured credit, and for other categories such as geography. In addition, National is subject to regulatory single-risk limits with respect to any insured bond issue. See the “Insurance Regulation” section below for a description of these regulatory requirements. As of December 31, 2020, National’s gross par amount outstanding for its ten largest insured U.S. public finance credits totaled $9.1 billion, representing 21.7% of National’s total U.S. public finance gross par amount outstanding. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information regarding the Company’s insured portfolio.
MBIA Corp. Insured Portfolio
MBIA Corp.’s insured portfolio consists of policies that insure various types of international public finance and global structured finance obligations that were sold in the new issue and secondary markets or are referenced in Credit Default Swaps (“CDS”) contracts. International public finance obligations include bonds and loans extended to entities located outside of the U.S., including utilities, infrastructure projects and sovereign-related and sub-sovereign issuers, such as regions, authorities or their equivalent as well as sovereign owned entities that might be supported by a sovereign state, region or authority. Global structured finance obligations include asset-backed transactions and financing of commercial activities that are typically secured by undivided interests or collateralized by the related assets or cash flows.
As of December 31, 2020, MBIA Corp. had 267 policies outstanding in its insured portfolio. In addition, MBIA Corp. had 38 insurance policies outstanding relating to liabilities issued by MBIA Inc. and its subsidiaries, which are described further under the section “Affiliated Financial Obligations Insured by MBIA Corp.” below. MBIA Corp.’s total policies in its insured portfolio are diversified among 178 credits.
As of December 31, 2020, the gross par amount outstanding of MBIA Corp.’s insured obligations (excluding $0.9 billion of insured affiliated financial obligations and $26.0 billion of U.S. public finance debt ceded to National), was $7.7 billion. Insurance in force for the above portfolio, which includes all insured debt service, as of December 31, 2020 was $9.9 billion.
MBIA Corp. estimates that the average life of its international and structured finance insurance policies in force as of December 31, 2020 is 6 years. The average life was determined by applying a calculation using the remaining years to contractual maturity for international public finance obligations and estimated maturity for structured finance obligations and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2020 was $1.1 billion. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information regarding the Company’s insured portfolio.
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
MBIA Corp. is a party to a financing facility (the “Refinanced Facility”) between MZ Funding LLC (“MZ Funding”) and certain purchasers, pursuant to which the purchasers or their affiliates (collectively, the “Senior Lenders”), agreed to refinance the outstanding insured senior notes of MZ Funding, and MBIA Inc. received amended subordinated notes of MZ Funding. The Refinanced Facility matures on January 20, 2022 and is secured by a first

Item 1. Business (continued)

priority security interest in all of MBIA Corp.’s right, title and interest in the recovery of its claims from the assets of Zohar CDO 2003-1, Limited (“Zohar I”) and Zohar II 2005-1 CDO (“Zohar II”) which include, among other things, loans made to, and equity interests in, companies that, until late March of 2020, were purportedly controlled and managed by the sponsor and former collateral manager of Zohar I and Zohar II (the “Zohar Sponsor”). In late March of 2020, the Zohar Sponsor resigned as director and manager of all but one portfolio company, and new directors and managers are currently in place at all but two portfolio companies, which are all subject to a monetization process approved by the Bankruptcy Court overseeing the bankruptcy proceedings for Zohar I and Zohar II. Refer to “Note 10: Debt” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information on the Refinanced Facility.
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
The Audit Committee oversees risks associated with financial and other reporting, auditing, legal and regulatory compliance, and risks that may otherwise result from the Company’s operations, including cybersecurity risk. The Audit Committee oversees these risks by monitoring (i) the integrity of the financial statements of the Company and of other material financial disclosures made by the Company, (ii) the qualifications, independence and performance of the Company’s independent auditor, (iii) the performance of the Company’s internal audit function, (iv) the Company’s compliance policies and procedures and its compliance with legal and regulatory requirements, and (v) the performance of the Company’s operational risk management function. In connection with its oversight of cybersecurity risk, the Audit Committee receives semi-annual, or more frequent as appropriate, briefings from the Company’s senior management and Enterprise Security Council concerning, among other topics, the implementation of the Company’s Cybersecurity Policy, its ongoing training to prevent, identify and react to security incidents, periodic vulnerability assessments performed by outside vendors, and Internal Audit’s periodic reviews of MBIA’s data security policies and procedures.
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

Item 1. Business (continued)

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
Environmental & Social Responsibility Risk Management
MBIA recognizes and embraces its responsibilities to the environment and to the promotion of social welfare. The Company’s operations are analytical and administrative in nature and it has no other material locations or operations away from its limited headquarters in an Energy Star certified office complex in Purchase, New York. Thus, while we regularly assess the impact of environmental risk on our insured portfolios, and have demonstrated a strong commitment to environmental and social responsibility, we believe that the nature of our business, small size and current operations provide us with limited opportunities to improve upon that record. Our Risk Oversight Committee nevertheless regularly reviews and implements policies and decisions related to environmental and social governance risks.
Environmental Risk Management
As a financial guaranty insurance company with only 89 employees and a single corporate location dedicated entirely to analytical and administrative functions, MBIA has a very limited impact on the environment. Nonetheless, the Company is committed to responsible stewardship of the environment wherever feasible. The Company has encouraged a move toward a paperless office by removing personal printers from virtually all offices and workstations and requiring the usage of centrally located high-efficiency printer/copiers using recycled paper. Materials for the company’s Board of Directors are distributed electronically and reviewed on company-provided tablets. In addition, the Company has invested heavily in imaging technology and has imaged a substantial portion of its corporate records, allowing users to easily access them without the need for hard-copies. As a result of MBIA’s implementation of the SEC’s Notice and Access program and greater investor acceptance of electronic disclosure, the Company has significantly reduced the number of printed disclosures it produces each year.
Climate Change Risk Management
As part of its Enterprise Risk Management framework, MBIA has identified climate change as an emerging risk to its insured portfolio of public finance credits. While the Company’s insurance subsidiaries are no longer writing

Item 1. Business (continued)

new business and therefore do not need to assess climate risk in the context of underwriting decisions, its existing insured portfolios will take decades to run off and remain exposed to the impact of climate change.
The significant majority of MBIA’s outstanding insured exposure is to U.S. municipalities, which are subject to both direct and indirect effects of climate change including an increasing risk to severe weather events, flooding and droughts. The direct effects include costs to repair storm damage and flooding and to mitigate the impact of future events. Indirect impacts include potential deterioration of tax bases as populations move away from areas prone to severe weather and flooding. The impact of climate change on MBIA’s insured portfolio is real but likely to manifest itself over a long period of time. It is as yet unclear what impact attempts to reduce carbon emissions will have. The expense to municipalities of mitigating climate risk may result in financial strain depending upon the nature of the risk being mitigated and the availability of state and/or federal funding.
In response to these threats, MBIA’s risk management and insured portfolio management groups have identified the sectors of the insured portfolio that are particularly vulnerable to the impacts of climate change and factor these risks into internal ratings, frequency of review and potential remedial action. Sectors at increased risk to climate-driven events include water and sewer systems, single site/revenue generating assets, bridge and road infrastructure, electric utilities and housing.
Social Risk Management and Employment Policies
MBIA is committed to promoting social welfare—for its employees, the communities in which they live and work, and the citizens in the municipalities that benefit from its insurance. It is MBIA’s policy to ensure equal employment opportunity for all job applicants and employees with regard to all personnel-related matters, including, but not limited to recruitment, hiring, placement, promotion, compensation, benefits, transfers and training and all other terms and conditions of employment. In all such activities, MBIA prohibits and will not tolerate discrimination or harassment against any persons because of age, gender (including gender identity or gender expression), sex, race, color, religion, creed, marital status, sexual orientation, pregnancy, disability, veteran status, national origin, alien or citizenship status, genetic predisposition or carrier status, military or veteran status, or any other characteristic protected by law.
MBIA’s Equal Employment Opportunity and Non-Discrimination and Anti-Harassment Policy applies to all applicants and employees, and other non-employee third-parties and individuals working for or on behalf of MBIA prohibits harassment, discrimination and retaliation whether engaged in by, or directed toward, fellow employees, a supervisor or manager, or third-parties. MBIA prohibits retaliation or adverse employment action against any individual who, in good faith, reports discrimination or harassment or participates in an investigation of such reports.
MBIA reasonably accommodates employees and applicants with disabilities (including temporary disabilities), those who are pregnant, nursing mothers, and those with sincerely held religious beliefs, in accordance with applicable law. If an employee suffers from a disability, is pregnant, or has a sincerely held religious belief that interferes with the employee’s ability to perform his or her job, the employee can contact Human Resources to inquire whether a reasonable accommodation may be available and appropriate under the circumstances.
All employees are subject to the Company’s Standard of Conduct, which serves as a critical guide for the manner in which it conducts business. All employees are required to read the Standard of Conduct and complete an on-line compliance training program annually.
MBIA offers its employees a comprehensive compensation and benefits package that includes a competitive salary and an annual cash performance bonus, paid time-off benefits, health and welfare voluntary benefits that include medical and dental insurance, a health savings account that includes a company match to employee contributions, and supplemental life insurance. Senior management also receives an annual long-term incentive award linked to shareholders’ interests. The company also provides a qualified defined contribution pension, a qualified 401(k) plan and a voluntary non-qualified deferred compensation plan that accepts contributions that exceed limitations established by federal regulations. In addition, the company provides paid and unpaid employee leave of absences such as Safe Time Leave, Family Medical Leave, Parental Leave, Bereavement Leave, Military and Jury Duty Leave.

Item 1. Business (continued)

Giving Back to the Community
MBIA’s corporate mission has long included enhancing the strength and vitality of communities, whether through offering its insurance product, which reduces the borrowing costs of towns, cities and municipalities, or through the sponsorship of many diverse philanthropic efforts. MBIA also formed the MBIA Foundation, a 501(c)(3) tax-exempt organization, in 2001, whose mission is to help improve the quality of life in the communities where the company conducts business and where its employees live and work. Since inception, the MBIA Foundation has paid out over $20 million in matching gifts, almost $12 million in grants to community organizations and over $300,000 in Dollars-Doers-Programs in support of employees’ volunteer efforts.
Additionally, MBIA promotes its employees’ volunteerism in their communities, through offering annual company-wide days of service (since 2009), a Volunteer Initiatives Committee, and special grants to the organizations where employees volunteer or serve as board members. Also, through the Volunteer Initiatives Committee, the Foundation promotes a number of in-kind donation drives each year, including clothing and food drives. The Foundation has also been active in supporting disaster relief efforts through both direct donations from the Foundation as well as by increasing the customary match of 2:1 to 3:1 to further encourage employee donations.
COVID-19 Pandemic Risk Management
In response to the COVID-19 pandemic and in an effort to protect the health and well-being of its employees, the Company implemented its business continuity plans in early March of 2020. All employees are currently working remotely and will continue to do so until, in management’s judgment, and consistent with federal, state and local guidance, conditions permit a safe return to the office.
MBIA is committed to fostering the physical, emotional and financial health and well-being of its employees. The Company offers its employees a variety of wellness events on an ongoing basis, which include exercise classes, nutrition seminars, financial counseling, biometric screenings, flu vaccines, annual physical exam incentives and more.
Losses and Reserves
Loss and loss adjustment expense (“LAE”) reserves are established by Loss Reserve Committees in each of our operating insurance companies and are reviewed by our executive Loss Reserve Committee, which consists of members of senior management. The Company’s loss and LAE reserves as of December 31, 2020 represent case basis reserves and estimates for LAE to be incurred. Case basis reserves represent the Company’s estimate of expected losses to be paid under its insurance contracts, net of potential recoveries and discounted using a current risk-free interest rate, for contracts where the estimated loss amount exceeds the unearned premium revenue on the related insurance contract. The Company estimates expected losses net of potential recoveries using the present value of probability-weighted estimated loss payments and recoveries, discounted at a rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract as required by accounting principles for financial guarantee contracts. We record case basis loss reserves on insured obligations which have defaulted or are expected to default during the remaining life of the obligation.
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

Item 1. Business (continued)

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

Item 1. Business (continued)

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
Due to its significant earned surplus deficit, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009, is not expected to have any statutory capacity to pay dividends, and has agreed that it will not pay any dividends without receiving prior approval from the NYSDFS in connection with certain prior approvals to release excessive contingency reserves. The foregoing dividend limitations are determined in accordance with statutory accounting principles (“U.S. STAT”).
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
National was in compliance with its aggregate risk limits, but reported to NYSDFS in 2020 that it was not in compliance with certain of its single risk limits as of December 31, 2020 due to changes in its statutory capital. National was in compliance with its aggregate and single risk limits as of December 31, 2019. During 2020 and 2019, MBIA Insurance Corporation reported single risk limit overages to the NYSDFS due to changes in its statutory capital. MBIA Insurance Corporation was in compliance with its aggregate risk limits as of December 31, 2020 and 2019.
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

Item 1. Business (continued)

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
RATING AGENCIES
The Company does not maintain a contractual relationship with Moody’s Investor Services (“Moody’s”), Standard & Poor’s Financial Services LLC, or Kroll Bond Rating Agency, other than a required contract that MBIA Mexico maintains with Moody’s. Moody’s, at its discretion and in the absence of a contract with the Company, continues to maintain ratings on MBIA Inc. and its other subsidiaries.
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
EMPLOYEES AND HUMAN CAPITAL MANAGEMENT
As of December 31, 2020, MBIA had 89 employees at our single corporate headquarters located at 1 Manhattanville Road, Purchase, New York, none of whom are covered by collective bargaining agreements. In recent years, we have experienced only modest employee turnover and consider our employee relations to be satisfactory. MBIA’s human capital focus has been on identifying and retaining key personnel as the Company runs off its portfolios. MBIA has a succession plan in place and has identified internal candidates that could fill senior management and mid-level management positions as the need arises. The Company’s senior management team and senior employee relations professionals work together on employee-related issues and initiatives, and on an annual basis conduct a full review of personnel to enable managers to provide meaningful feedback and growth opportunities, and to award promotions within the Company where warranted. The Company continues to rely on compensation components (such as salary, cash bonus awards and long-term incentive plan awards) to support employee retention. The Company incorporates performance metrics as part of the annual bonus offering with increased bonus potential for exceptional results. We utilize third-party benchmark data to establish market-based compensation levels. We believe that our current compensation and incentive levels reflect high performance expectations as part of our merit pay philosophy. The targeted use of long-term incentive plan awards for key talent is an important element of MBIA’s long-term retention strategy.
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

Item 1. Business (continued)

EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of the Company and their present ages and positions with the Company as of March 1, 2021 are set forth below:

Name	Age	Position and Term of Office
William C. Fallon	61	Chief Executive Officer and Director (executive officer since July 2005)
Anthony McKiernan	51	Executive Vice President and Chief Financial Officer (executive officer since August 2011)
Jonathan C. Harris	49	General Counsel and Secretary (executive officer since September 2017)
Daniel M. Avitabile	47	Assistant Vice President, and President and Chief Risk Officer of MBIA Corp. (executive officer since September 2017)
Adam T. Bergonzi	57	Assistant Vice President and Chief Risk Officer of National (executive officer since September 2017)
Christopher H. Young	48	Assistant Vice President, and Chief Financial Officer of National (executive officer since September 2017)
Joseph R. Schachinger	52	Controller (executive officer since May 2017)
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
Item 1A. Risk Factors
References in the risk factors to the “Company” are to MBIA Inc., together with its domestic and international subsidiaries. References to “we,” “our” and “us” are to MBIA Inc. or the Company, as the context requires. Our risk factors are grouped into categories and are presented in the following order: “Insured Portfolio Loss Related Risk Factors”, “Legal, Regulatory and Other Risk Factors”, “Capital, Liquidity and Market Related Risk Factors”, “MBIA Corp. Risk Factors”, and “General Risk Factors”. Risk Factors are generally listed in order of significance within each category.
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
In particular, the Commonwealth of Puerto Rico and several of its public corporations and instrumentalities, which have reported significant fiscal stress, are currently in bankruptcy-like proceedings in the United States District Court for the District of Puerto Rico, pursuant to the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”).
The extent and duration of any aid from the Federal Emergency Management Agency and other federal agencies that may be offered to Puerto Rico is uncertain. Further, greater involvement of the federal government through its action to deliver disaster relief and support services to Puerto Rico heightens the political risk already inherent in the legacy debt restructuring. This risk could lead the independent oversight board created by PROMESA to oversee Puerto Rico’s debt restructuring (the “Oversight Board”), Puerto Rico itself, or the federal government to seek to extract greater concessions from creditors based on the uncertainty of Puerto Rico’s long term recovery prospects. In this event, losses at National on select Puerto Rico exposures could increase materially.
As of December 31, 2020, National had $2.9 billion of debt service outstanding related to Puerto Rico. Puerto Rico may be unable or unwilling to pay their obligations as and when due, in which case National would be required to pay claims of unpaid principal and interest when due under its insurance policies, which could be material. On January 1, 2021, Puerto Rico defaulted on scheduled debt service for certain National insured bonds and as a result, National paid gross claims in the aggregate of $51 million. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such

Item 1A. Risk Factors (continued)

payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National would experience losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations.
On February 22, 2021, National agreed to join a revised Plan Support Agreement, dated as of February 22, 2021 (the “2021 PSA”), among the Oversight Board, certain holders of GO Bonds and PBA Bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp, and Syncora Guarantee Inc. in connection with the Commonwealth of Puerto Rico and Puerto Rico Public Buildings Authority Title III cases. The 2021 PSA provides that, among other things, National shall receive a pro rata share of allocable cash, newly issued General Obligation bonds, a contingent value instrument and certain fees. National has the right to unilaterally terminate its participation in the 2021 PSA on or prior to March 31, 2021, and there can be no assurance that National will not exercise such termination right. Further, while the 2021 PSA contemplates a plan becoming effective on or before December 15, 2021, there can be no assurance that such a plan will ever become effective, or on the contemplated timeline. In the event that National does not terminate its participation in the 2021 PSA on or prior to March 31, 2021, the Oversight Board and National shall jointly request the entry of an order in the Title III court staying National’s actions to lift the automatic stay in the GO and HTA Title III cases and to appoint a trustee in the HTA Title III case pursuant to Section 926, both currently before the First Circuit Court of Appeals, together with other actions related to the clawback of HTA funds from the Commonwealth, and National shall take no further action with respect to those proceedings subject to the Commonwealth plan becoming effective.
On May 3, 2019, PREPA, the Oversight Board, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”), the Ad Hoc Group of PREPA bondholders (the “Ad Hoc Group”), and Assured Guaranty Corp. and Assured Guaranty Municipal Corp. entered into a Definitive Restructuring Support Agreement which was amended on September 9, 2019 to include National and Syncora Guarantee, Inc. as supporting parties (as amended, the “RSA”). The Rule 9019 hearing to approve the RSA has been delayed several times, and most recently was adjourned due to the coronavirus crisis until further notice. The debt restructuring contemplated by the RSA will not be effective until (i) confirmation of a plan of adjustment under PROMESA, (ii) negotiation and consummation of definitive documentation and legal opinions, (iii) enactment and implementation of supportive Puerto Rico legislation and (iv) receipt of Puerto Rico regulatory approval, each of which outcome is uncertain and subject to varying degrees of risk. In addition, the restructuring the RSA contemplates has received criticism from various parties including members of the Puerto Rico government and other stakeholders. This opposition could adversely affect the ability of the Oversight Board and RSA Parties to obtain the Rule 9019 Order and approve the RSA.
Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part II, Item 7 of this Form 10-K for additional information on our Puerto Rico exposures.
Loss reserve estimates and credit impairments are subject to additional uncertainties and loss reserves may not be adequate to cover potential claims.
Our insurance companies issued financial guarantee policies that insure the financial performance of the obligations guaranteed over a long period of time which are unconditional and irrevocable. Under substantially all of our policies, we do not have a right to cancel the policy. We do not use actuarial approaches that are customarily used by other types of insurance companies to determine our loss reserves. The establishment of the appropriate level of loss reserves is an inherently uncertain process involving numerous assumptions, estimates and subjective judgments by management, and therefore, there can be no assurance that future net claims in our insured portfolio will not exceed our loss reserves. If our loss reserves are not adequate to cover actual losses, our results of operations and financial condition could be materially and adversely affected. We use financial models to project future net claims on our insured portfolio, including insured derivatives, and to establish loss reserves and estimate impairments and related recoveries. There can be no assurance that the future loss projection and impairments based on these models will ultimately reflect the actual losses and impairment and recovery that we experience. Additionally, small changes in the assumptions underlying these estimates could significantly impact loss expectations. For example, our loss reserves are discounted to a net present value reflecting our general obligation to pay claims over time and not on an accelerated basis. Risk-free rates are used to discount our loss reserves under accounting principles generally accepted in the U.S., and the yield-to-maturity of each insurer’s investment fixed-income portfolio (excluding cash and cash equivalents and other investments

Item 1A. Risk Factors (continued)

not intended to defease long-term liabilities) as of year-end is used to discount each insurer’s loss reserves under statutory accounting principles. Accordingly, changes in the risk-free rates or the yield in our insurance companies’ fixed-income investment portfolios may materially impact loss reserves.
Political and economic conditions in the United States and elsewhere may materially adversely affect our business and results of operations.
As a financial guarantee company, our insured exposures and our results of operations can be materially affected by general political and economic conditions, both in the U.S. and around the world. General global unrest, including fraud, terrorism, catastrophic events, natural disasters, pandemics or similar events could disrupt the economy in the U.S. and other countries where we have insured exposure or operate our businesses. As a result of the global outbreak of the novel coronavirus COVID-19 (“COVID-19”) pandemic in early 2020, we continue to monitor the impact on our portfolios closely. See Risk Factor “The pandemic caused by the spread of COVID-19 could have an adverse impact on our financial condition and results of operations and other aspects of our business” under “Legal, Regulatory and Other Risk Factors” for additional information on COVID-19. In certain jurisdictions outside the U.S., we face higher risks of governmental intervention through nationalization or expropriation of assets, changes in regulation, an inability to enforce our rights in court or otherwise and corruption, which may cause us to incur losses on the exposures we insure or reputational harm.
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
Our insurance companies are subject to various statutory and regulatory restrictions that require them to maintain qualifying investments to support their reserves and required minimum surplus. Furthermore, our insurance companies may be restricted from making commutation or other payments if doing so would cause them to fail to meet such requirements, and the New York State Department of Financial Services (“NYSDFS”) may impose other remedial actions on us as described further below to the extent our insurance companies do not meet such requirements.
Under New York Insurance Law (“NYIL”), the Superintendent of Financial Services (the “Superintendent”) may apply for an order directing the rehabilitation or liquidation of a domestic insurance company under certain circumstances, including upon the insolvency of the company, if the company has willfully violated its charter or the NYIL, or if the company is found, after examination, to be in such condition that further transaction of business would be hazardous to its policyholders, creditors or the public. The Superintendent may also suspend an insurer’s license, restrict its license authority, or limit the amount of premiums written in New York if, after a hearing, the Superintendent determines that the insurer’s surplus to policyholders is not adequate in relation to its outstanding liabilities or financial needs. If the Superintendent were to take any such action as to National, it could result in the reduction or elimination of the payment of dividends to MBIA Inc.
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

Item 1A. Risk Factors (continued)

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
The global outbreak of the novel coronavirus COVID-19 (“COVID-19”), a respiratory disease caused by a new strain of coronavirus, was declared a pandemic by the World Health Organization in March of 2020 and continues to cause significant global economic turmoil and affect a wide range of economic activities, as well as domestic and global business and financial markets. We continue to closely monitor developments related to the pandemic,

Item 1A. Risk Factors (continued)

including the timing and impact of the distribution of vaccines, to assess its impact on our employees, insured portfolios and business. There is no assurance that global and domestic economic conditions will not continue to worsen. It remains challenging to comprehensively quantify, or account for the impact of the outbreak on most of the credits within our insured portfolios, investment portfolios, or general business operations. The extent of such impact will depend on future developments which are highly uncertain, including but not limited to the severity of the pandemic, and the effectiveness of financial and regulatory actions taken at the state and federal levels to contain or address its impact. While governmental and non-governmental organizations are engaging in efforts to combat the spread and severity of the COVID-19 pandemic and related public health issues, the effectiveness of such measures cannot be assured. We also cannot predict how political, legal and regulatory responses to the pandemic, such as the nature of and conditions to aid states or municipalities, tax policy, or programs designed to assist impacted individuals, will impact our business.
Adverse developments on macroeconomic factors resulting from the spread of COVID-19, including without limitation reduced economic activity and certainty, increased unemployment, increased loan defaults or delinquencies, and increased stress on municipal budgets, including due to reduced tax revenues and the inability to raise taxes or limit spending, could materially and adversely affect the performance of our insured portfolio and our business, financial condition and results of operations. Specifically, such adverse effects could impact whether the individual municipal or structured finance credits we insure will be able to continue to meet their debt service obligations or avoid long term impairment, and could therefore result in an increase in defaults and on the amount of claims we will be obligated to pay on the related insurance policies. Such increases could cause us to revise our loss projections or other guidance we have previously provided. In particular, certain insured municipal credits, including those relating to the Commonwealth of Puerto Rico and its instrumentalities, could come under stress depending in part on the nature of the taxes, fees and revenues pledged to debt repayment and their sensitivity to the related slowdown in economic activity. Further, those structured finance policies in which the underlying principal obligations are comprised of residential or commercial mortgages and mortgage-backed securities, could be negatively affected by delays or failures of borrowers to make payments of principal and interest when due, or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities. These transactions are also subject to servicer risks, which relate to problems with the transaction’s servicer that could adversely impact performance of the underlying assets. Additionally, several of our credits, particularly within our international public finance sector, feature large, near term debt-service payments, and there can be no assurance that the liquidity position of MBIA Insurance Corporation will enable it to satisfy any claims that arise if the issuers of such credits are unable or unwilling to refinance or repay their obligations. Further, any national recession that may result from the pandemic and its aftermath could present additional but yet unknown credit risks to all of our insured portfolios.
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
Further, while we have implemented operational risk management and business continuity plans and taken preventive measures and other precautions that address the pandemic, there can be no assurance that such measures will prevent a material impact on our business operations. Currently, our employees are working remotely. An extended period of remote work arrangements could introduce operational risks including but not limited to cybersecurity risk, and impair our ability to manage our business. We also outsource certain business activities to third parties, and thus rely upon the successful implementation and execution of those third parties’ business continuity plans as well. If one or more of the third parties to whom we outsource certain business

Item 1A. Risk Factors (continued)

activities experience operational failures as a result of the impacts from the spread of COVID-19, it may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows.
Capital, Liquidity and Market Related Risk Factors
We are a holding company and rely to a significant degree on cash flow from National. A disruption in this cash flow or an inability to access third-party capital could materially and adversely affect our business, operating results and financial condition and ultimately adversely affect liquidity.
As a holding company, MBIA Inc. is largely dependent on dividends from National to pay principal and interest on our indebtedness and operating expenses, among other items. We expect that for the foreseeable future, National alone will be the source of dividends to the Company, and it is subject to various statutory and regulatory restrictions applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that it may pay. See “New York State Dividend Limitations” in Part 1, Item 1 and “Note 14: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K for a further discussion of dividends.
We may also from time to time seek to raise capital from external sources. The Company’s access to external sources of financing, as well as the cost of such financing would be influenced by various factors, which could include (i) the long-term debt ratings of the Company, (ii) expected dividends from National, (iii) the financial condition and business prospects of our insurance companies and (iv) the perceptions of the financial strength of MBIA Inc. and our insurance companies. There can be no assurance that an inability to obtain adequate capital on favorable terms, or at all, would not adversely affect our business, operating results and financial condition.
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
As of December 31, 2020, MBIA Inc. had $710 million of medium-term note liabilities, $312 million of Senior Notes liabilities and $269 million of investment agreement liabilities. Our substantial indebtedness and other liabilities could have material consequences because:

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
Further, a number of our debt issuances, interest rate swap contracts and financial investments are indexed to an interbank offered rate, including the London Interbank Offered Rate (“LIBOR”), and the assets or liabilities related to insured credit transactions may be indexed to LIBOR, as the applicable reference rate. In July 2017, The U.K. Financial Conduct Authority announced that after 2021, it will no longer persuade or require banks to submit rates for LIBOR. Subsequently, on November 30, 2020, ICE Benchmark Administration, the administrator for LIBOR, announced plans to cease publication (i) immediately after December 31, 2021 of one week and two month USD LIBOR settings and (ii) immediately following the LIBOR publication on June 30, 2023 of the remaining USD LIBOR settings i.e., overnight and one, three, six and twelve month settings. These announcements, among other developments, have resulted in uncertainty about the future of LIBOR, and the potential or actual discontinuance of LIBOR as a benchmark rate may adversely affect the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to LIBOR. Furthermore, there can be no assurance that we and other market participants will be adequately prepared for an actual discontinuation of LIBOR which could have an unpredictable impact on contractual mechanics that could also produce an adverse economic impact.
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

Item 1A. Risk Factors (continued)

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
MBIA Insurance Corporation is particularly sensitive to the risk that it will not have sufficient capital or liquid resources to meet contractual payment obligations when due or to make settlement payments in order to terminate insured exposures to avoid losses. While management’s expected liquidity and capital forecasts for MBIA Insurance Corporation reflect adequate resources to pay expected claims, there are risks to the capital and liquidity forecasts as MBIA Insurance Corporation’s remaining insured exposures and its expected salvage recoveries are potentially volatile. Such volatility exists in the amount of excess spread, and other salvage that MBIA Insurance Corporation may collect, including in particular recoveries on the claims it paid in respect of the insured notes issued by Zohar CDO 2003-1, Limited and Zohar II 2005-1 CDO (collectively, the “Zohar Claims Payments”), and the exposure in its remaining insured portfolio, which could deteriorate and result in significant additional loss reserves and claim payments, including claims on insured exposures that in some cases may require large bullet payments.
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
While MBIA Insurance Corporation believes that it will receive substantial recoveries on the Zohar Collateral, there is significant uncertainty with respect to its realizable value. Further, as the monetization process at the portfolio companies unfolds in coordination with the new directors and managers in place, and new information concerning the financial condition of the portfolio companies is disclosed, we may revise our expectations for recoveries. There can be no assurance that such information will not lead to material revisions to our expectations for the recovery from any individual portfolio company.
If the amount of recoveries on the Zohar Collateral is not sufficient to repay amounts due under the Refinanced Facility on or before its maturity date and to reimburse MBIA Insurance Corporation for a substantial portion of the Zohar Claims Payments, MBIA Insurance Corporation would likely incur substantial additional losses, which could materially impair its statutory capital and liquidity. Further, MBIA Insurance Corporation believes that if the NYSDFS concludes at any time that MBIA Insurance Corporation will not be able to satisfy its obligations under

Item 1A. Risk Factors (continued)

the Refinanced Facility and under its other issued policies, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the NYIL and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the NYSDFS. The NYSDFS enjoys broad discretion in this regard, and any determination they may make would not be limited to consideration of the matters described above. As noted, however, given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any material economic long-term liquidity impact on MBIA Inc.
MBIA Corp. insures certain transactions that continue to perform poorly and increased losses or a delay or failure in collecting expected recoveries may materially and adversely affect its financial condition and results of operations.
MBIA Corp. insures certain structured finance transactions that remain volatile and could result in additional losses, which could be substantial. MBIA Corp. has also recorded significant loss reserves on its Residential Mortgage Backed Securities (“RMBS”) and Collateralized Debt Obligation (“CDO”) exposures, and there can be no assurance that these reserves will be sufficient, in particular if the economy deteriorates. These transactions are also subject to servicer risk, which relates to problems with the transaction’s servicer that could adversely affect performance of the underlying assets, As of December 31, 2020, MBIA Corp. recorded expected excess spread recoveries (the difference between interest inflows on assets and interest outflows on liabilities) of $177 million, including recoveries related to consolidated VIEs, on our RMBS transactions, in reimbursement of our past and future expected claims. Of this amount, $112 million is included in “Insurance loss recoverable” and $65 million is included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. The aggregate amount of excess spread depends on the future loss trends, which include future delinquency trends, average time to charge-off/liquidate delinquent loans, the future spread between Prime and the LIBOR interest rates, and borrower refinancing behavior (which may be affected by changes in the interest rate environment), that results in voluntary prepayments. Excess spread also includes subsequent recoveries on previously charged-off loans associated with insured second-lien RMBS securitizations. There can be no assurance that this recovery will be received in its entirety or in the expected timeframe.
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
As noted above, MBIA Insurance Corporation continues to face a number of significant risks and contingencies, which could, if realized, result in MBIA Insurance Corporation being placed into a rehabilitation or liquidation proceeding by the NYSDFS. In the event of an MBIA Insurance Corporation rehabilitation or liquidation proceeding, the Company may be subject to, among other things, the following:

•
MTNs issued by MBIA Global Funding LLC (“GFL”), which are insured by MBIA Insurance Corporation, would accelerate. To the extent GFL failed to pay the accelerated amounts under the GFL MTNs, the MTN holders would have policy claims against MBIA Insurance Corporation for scheduled payments of interest and principal;

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

Item 1A. Risk Factors (continued)

•
Derivative counterparties could seek to terminate derivative contracts insured by MBIA Insurance Corporation and make market-based damage claims (irrespective of whether actual credit-related losses are expected under the underlying exposure);

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
General Risk Factors
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
Interruption in information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions or inactions by us or others, could delay or disrupt our ability to do business, harm our reputation, subject us to regulatory sanctions and other claims, lead to a loss of revenues and/or otherwise adversely affect our business.
The Company is dependent on key executives and the loss of any of these executives, or its inability to retain other key personnel, could adversely affect its business.
The Company’s success substantially depends upon its human capital management including its ability to retain qualified employees and upon the ability of its senior management and other key employees to implement its business strategy. The Company believes there are only a limited number of available qualified executives in the business lines in which the Company operates. The Company relies substantially upon the services of William C. Fallon, Chief Executive Officer, and other senior executives. There is no assurance that the Company will be able to retain the services of key executives. While the Company has a succession plan for key executives and does not expect the departure of any key executives to have a material adverse effect on its operations, there can be no assurance that the loss of the services of any of these individuals or other key members of the Company’s management team would not adversely affect the implementation of its business strategy.

Item 1A. Risk Factors (continued)

Item 1B. Unresolved Staff Comments
The Company from time to time receives written comments from the staff of the SEC regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended. There are no comments that remain unresolved that the Company received more than 180 days before the end of the year to which this report relates.
Item 2. Properties
The Company maintains office space located in Purchase, New York, in which the Company, National, MBIA Corp., and MBIA Services Corporation have their headquarters. The Company also leases office space in San Francisco, California and Mexico City, Mexico. The Company generally believes that these facilities are adequate and suitable for its current needs.
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
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed on the New York Stock Exchange under the symbol “MBI.” As of February 22, 2021, there were 275 shareholders of record of the Company’s common stock. The Company did not pay cash dividends on its common stock during 2020 or 2019. For information on the ability for certain subsidiaries of the Company to transfer funds to the Company in the form of cash dividends or otherwise, refer to “Item 1. Business—Insurance Regulation” in this annual report.
During 2020, the Company or National purchased or repurchased 26.4 million shares at a cost of $198 million under the repurchase authorization approved by the Company’s Board of Directors (the “Board”) in May 2020 and November 2017 and exhausted these share repurchase authorizations. During 2019, the Company or National purchased or repurchased 11.1 million shares at a cost of $101 million under the repurchase authorization approved by the Board in November 2017. During 2018, The Company or National purchased or repurchased 5.8 million shares at a cost of $48 million under the repurchase authorization approved by the Board in November 2017.
The table below presents repurchases made by the Company or National in each month during the fourth quarter of 2020. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III for a further discussion of securities authorized for issuance under long-term incentive plans.

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions)
October	133	6.55	—	$—
November	174	6.23	—	—
December	4,158	6.53	—	—

(1) Represents shares repurchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.
As of December 31, 2020, 283,186,115 shares of Common Stock of the Company, par value $1 per share, were issued and 53,677,148 shares were outstanding.
Stock Performance Graph
The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Index (“S&P 500 Index”) and the S&P 500 Financials Sector Index (“S&P Financials Index”) for the last five fiscal years. The graph assumes a $100 investment at the closing price on December 31, 2014 and reinvestment of dividends in the security/index on the respective dividend payment dates without commissions. This graph does not forecast future performance of our common stock.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

	2015	2016	2017	2018	2019	2020
MBIA Inc. Common Stock	100.00	165.12	112.96	137.65	143.52	101.54
S&P 500 Index	100.00	111.95	136.38	130.39	171.44	202.96
S&P Financials Index	100.00	122.75	149.93	130.38	172.22	169.19
Source: Bloomberg Finance L.P.
Item 6. Selected Financial Data
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations of MBIA Inc. should be read in conjunction with this Form 10-K. In addition, this discussion and analysis of financial condition and results of operations includes statements of the opinion of MBIA Inc.’s management which may be forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Refer to “Forward-Looking Statements” and “Risk Factors” in Part I, Item 1A of this Form 10-K for a further discussion of risks and uncertainties.
This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
EXECUTIVE OVERVIEW
COVID-19
The global outbreak of the novel coronavirus COVID-19 (“COVID-19”), a respiratory disease caused by a new strain of coronavirus, was declared a pandemic by the World Health Organization in March of 2020 and continues to affect a wide range of economic activities, domestic and global business and financial markets. In December of 2020, the U.S. Food and Drug Administration approved the distribution of two COVID-19 vaccines that, once widely adopted and utilized, may materially reduce the impact of COVID-19 going forward, although the impact of the virus including certain new strains remains uncertain. The impact, scope and duration of any new strains of the virus, and the ability to successfully distribute the vaccines, remain largely unknown. The attendant governmental policy and social responses, and economic and financial consequences, continue to be the subject of considerable attention and development. The Company’s employees have continued to work remotely since early March of 2020 when the Company successfully implemented its business continuity plans. We continue to perform all of our traditional operations, including surveilling and, as necessary, remediating, the credits in our insured portfolios.
Insured portfolios
The Company continues to regularly assess the financial impact of the pandemic on its operating insurance companies’ overall insured portfolios. It remains challenging to comprehensively quantify, or account for the impact of the outbreak on most of the specific credits within our insured portfolios, due to, in part, challenges in determining whether and to what extent the underlying credits will be able or willing to continue to meet their debt

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

service obligations or avoid long term impairment in this environment. Adverse developments on macroeconomic factors resulting from the spread of COVID-19, including without limitation reduced economic activity and certainty, increased unemployment, increased loan defaults or delinquencies, and increased stress on municipal budgets, including due to reduced tax revenues and the ability to raise taxes or limit spending, could materially and adversely affect the performance of our insured portfolios. The impact of the pandemic on our financial guarantee credits is likely to vary based on the duration of the pandemic, the continued availability of federal aid to state and local governments, and the breadth and speed of economic recovery may all contribute to the ultimate degree and length of the economic stress incurred by the credits in our insured portfolios. Further, any national recession that may result from the pandemic and its aftermath could present additional but yet unknown credit risks to our insured portfolios.
Federal legislation passed to combat the economic impact of the pandemic, principally the $2.7 trillion Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, included significant aid to public sector issuers including states, territories, healthcare, higher education and transportation issuers. In addition, the Federal Reserve has announced several actions in furtherance of its mandate from Congress to promote the stability of the financial system that are directly supportive of the municipal market. It is premature to assess whether these or any subsequent federal responses will prevent or reduce financial distress in the municipal sector. If the issuers of the obligations in National’s insured portfolio, including the Commonwealth of Puerto Rico and its instrumentalities (“Puerto Rico”), are unable to raise taxes, reduce spending, or receive federal assistance, we may experience new or additional losses or impairments on those obligations, which could materially and adversely affect our business, financial condition and financial results. In December of 2020, Congress passed an additional $900 billion coronavirus relief bill, however, this latest aid package does not include direct funding to states and local governments. In January of 2021, a new $1.9 trillion relief plan was proposed that includes assistance to further stabilize the financial system, help with vaccine distribution, and direct funding for states and local governments.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EXECUTIVE OVERVIEW (continued)

2020 Business Developments
The following is a summary of 2020 business developments:
Puerto Rico (Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures)

•
During 2020, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $391 million. On January 1, 2021, Puerto Rico also defaulted on scheduled debt service for National insured bonds and National paid gross claim payments in the aggregate of $51 million. As of December 31, 2020, National had $2.9 billion of debt service outstanding related to Puerto Rico.

•
In February of 2020, the Financial Oversight and Management Board (“Oversight Board”) created under the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) filed a plan and disclosure statement in the Puerto Rico Commonwealth GO (“GO”) Title III case based on the Plan Support Agreement (“PSA”) previously announced in mid-2019 with certain GO and Puerto Rico Public Buildings Authority (“PBA”) bondholders. National was not a party to the PSA. Throughout 2020 and into 2021, at the urging of the Court and the Oversight Board, the PSA parties, as well as additional parties including monoline insurance companies who were not prior parties to the PSA, engaged in discussions on new economics for the PSA. On February 10, 2021, the Oversight Board filed a motion stating it had an agreement in principle with certain PSA parties, not including the monoline insurance companies, representing approximately $7 billion in GO and PBA Bonds, and requested until March 8, 2021 to file an amended plan. The Court approved the request. On February 22, 2021, National agreed to join a revised PSA, dated as of February 22, 2021 (the “2021 PSA”), among the Oversight Board, certain holders of GO Bonds and PBA Bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp, and Syncora Guarantee Inc. in connection with the GO and PBA Title III cases. The 2021 PSA provides that, among other things, National shall receive a pro rata share of allocable cash, newly issued General Obligation bonds, a contingent value instrument and certain fees. National has the right to unilaterally terminate its participation in the 2021 PSA on or prior to March 31, 2021. The 2021 PSA contemplates a plan becoming effective on or before December 15, 2021; however there can be no assurance that such a plan will ever become effective, or on the contemplated timeline.

•
In the Puerto Rico Highway and Transportation Authority (“HTA”) Title III case, in September of 2020, the Court entered an order denying the motion of National and other monolines seeking to lift the automatic stay to protect HTA bondholders’ property interests in certain designated cash flows. On February 4, 2021, the First Circuit Court of Appeals heard argument on the monolines’ appeal of the Bankruptcy Court’s ruling. A decision is pending. In the event that National does not terminate its participation in the 2021 PSA on or prior to March 31, 2021, the Oversight Board and National shall jointly request the entry of an order in the Title III court staying National’s actions to lift the automatic stay in the GO and HTA Title III cases currently before the First Circuit Court of Appeals, and National shall take no further action with respect to the lift stay subject to the Commonwealth plan becoming effective.

•
In the second half of 2020, the Oversight Board was reconstituted with the reappointment of three existing members and appointment of four new members for three year terms, with the newly elected Governor sitting as an ex officio
member. This reconstitution of the board was confirmed in early 2021.

Credit Suisse
In November of 2020, the court overseeing MBIA Corp.’s litigation against Credit Suisse Securities (USA) LLC and DLJ Mortgage Capital, Inc. (collectively, “Credit Suisse”), issued a decision declaring that MBIA Corp. had succeeded at trial in establishing that a majority of the loans in the HEMT 2007-2 RMBS transaction sponsored by Credit Suisse were ineligible. In January of 2021, the Court issued an order declaring that Credit Suisse was liable to MBIA Corp. for approximately $604 million in damages. On February 9, 2021, the parties to the litigation entered into a settlement agreement pursuant to which Credit Suisse paid MBIA Corp. $600 million, and on February 11, 2021, the court entered an order dismissing the case. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of our Credit Suisse put-back claims.

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

	Years Ended December 31,
In millions except for per share amounts	2020	2019	2018
Net income (loss)	$(578)	$(359)	$(296)
Net income (loss) per diluted share	(9.78)	(4.43)	(3.33)
Adjusted net income (loss) (1)	(173)	(17)	(38)
Adjusted net income (loss) per diluted share (1)	(2.93)	(0.21)	(0.42)
Cost of shares repurchased	198	101	48

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
Economic and Financial Market Trends
The U.S. economy continued to face significant challenges during the fourth quarter of 2020 due to the COVID-19 pandemic which has remained an ongoing public health crisis around the world. The persistent spread of the coronavirus and the governmental measures taken to contain it have remained a burden on the economy. Some financial conditions have improved due to measures taken by Congress and the Federal Reserve to support the economy and enhance access to credit for U.S. households and businesses, however, economic activity and employment remain well below pre-pandemic levels. The path toward economic recovery is still significantly dependent on the course of the virus throughout the country which will impact economic activity and employment in the short term and may continue to pose meaningful risks to these measures over the medium term. Inflation remained low due to overall weak consumer demand and low oil prices.
Also, for 2021, it is expected that there will be government policy shifts as a result of the new presidential administration and a democratic majority in Congress. However, this will still largely depend on the nation’s handling of the COVID-19 pandemic including the significant challenge of managing the largest vaccination campaign in history.
The Federal Open Market Committee maintained its target range for the federal funds rate at 0 to
1
⁄
4
percent at its January 2021 meeting. The Federal Reserve has committed to keeping interest rates at or near zero in order to lower borrowing costs until they are confident that the economy has stabilized and the health crisis has subsided. Furthermore, the Federal Reserve has remained committed to using all of its resources and tools to support the economy by assisting households, employers, and state and local governments during the coronavirus pandemic.
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
Instruments that trade infrequently and, therefore, have little or no price transparency are classified within Level 3 of the fair value hierarchy. Also included in Level 3 are financial instruments that have significant unobservable inputs deemed significant to the instrument’s overall fair value. Level 3 assets represented approximately 20% and 15% of total assets measured at fair value on a recurring basis as of December 31, 2020 and 2019, respectively. Level 3 liabilities represented approximately 68% and 72% of total liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, respectively.
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
RESULTS OF OPERATIONS
Summary of Consolidated Results
The following table presents a summary of our consolidated financial results for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
In millions except for per share amounts	2020	2019	2018
Total revenues	$282	$280	$162
Total expenses	860	637	458

Income (loss) before income taxes	(578)	(357)	(296)
Provision (benefit) for income taxes	—	2	—

Net income (loss)	$(578)	$(359)	$(296)

Net income (loss) per common share:
Basic	$(9.78)	$(4.43)	$(3.33)
Diluted	$(9.78)	$(4.43)	$(3.33)
Weighted average number of common shares outstanding:
Basic	59,071,843	81,014,285	89,013,711
Diluted	59,071,843	81,014,285	89,013,711

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

2020 vs. 2019
The increase in consolidated total revenues was primarily due to favorable changes in revenues of consolidated variable interest entities (“VIEs”) and in credit losses on investments. These favorable changes were partially offset by unfavorable changes in net gains (losses) on financial instruments at fair value and foreign exchange and net investment income. The favorable change in revenues of consolidated VIEs was primarily due to higher gains from put-back claims on ineligible mortgage loans within a second-lien RMBS VIE in 2020. Credit losses on investments in 2019 primarily related to adverse financial conditions of an issuer of a security, which was sold during the first quarter of 2020. The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange was primarily due to realized gains on the sales of uninsured Puerto Rico Electric Power Authority (“PREPA”) bonds and Puerto Rico Sales Tax Financing Corporation (“COFINA”) bonds in 2019. The unfavorable change in net investment income was primarily due to lower average asset balances in 2020, primarily due to claim payments and purchases of MBIA Inc. common shares.
Consolidated total expenses for the years ended December 31, 2020 and 2019 included net insurance loss and LAE of $530 million and $242 million, respectively. The increase in loss and LAE was primarily due to an increase in losses on certain Puerto Rico credits and a decrease in expected salvage collections from insured CDOs. This increase in loss and LAE was partially offset by the impact of declines in the risk-free rates during 2020, which increased the present value of recoveries on certain Puerto Rico credits. Refer to the following “Loss and Loss Adjustment Expenses” sections of National and MBIA Corp. for additional information on our insurance losses and LAE.
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

•
Net gains (losses) on sales of investments, impaired securities and extinguishment of debt
– We remove gains (losses) on the sale of investments, net investment losses related to impairment of securities and net gains (losses) on extinguishment of debt since the timing of these transactions are subject to management’s assessment of market opportunities and conditions and capital liquidity positions.

•	Income taxes – The Company applies a zero effective tax rate for federal income tax purposes to its pre-tax adjustments, if applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
In millions, except share and per share amounts	2020		2019		2018
Net income (loss)	$(578)		$(359)		$(296)
Less: adjusted net income adjustments:
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(391)		(369)		(278)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments (1)	(27)		(39)		16
Foreign exchange gains (losses) (1)	(34)		8		21
Net gains (losses) on sales of investments (1)	47		128		(13)
Net investment losses related to impairments of securities	—		(67)		(5)
Net gains (losses) on extinguishment of debt	—		(1)		3
Other net realized gains (losses)	—		(2)		(2)
Adjusted net income adjustment to the (provision) benefit for income tax (2)	—		—		—

Adjusted net income (loss)	$(173)		$(17)		$(38)

Adjusted net income (loss) per diluted common share	$(2.93	) (3)	$(0.21	) (3)	$(0.42	) (3)

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
The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

	As of December 31,	As of December 31,
In millions except share and per share amounts	2020	2019
Total shareholders’ equity of MBIA Inc.	$136	$826
Common shares outstanding	53,677,148	79,433,293
GAAP book value per share	$2.55	$10.40
Management’s adjustments described above:
Remove negative book value per share of MBIA Corp.	(31.97)	(16.81)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	2.86	1.29
Include net unearned premium revenue in excess of expected losses	4.29	3.46
U.S. Public Finance Insurance
Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of December 31, 2020, National had total insured gross par outstanding of $41.9 billion.
National continues to monitor and remediate its existing insured portfolio and may also pursue strategic alternatives that could enhance shareholder value. Some state and local governments and territory obligors that National insures are experiencing financial and budgetary stress which may be exacerbated by COVID-19. As a result of COVID-19, we have increased our monitoring of certain credits. Financial and budgetary stress could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of the Company’s insured transactions. In particular, Puerto Rico had been experiencing significant fiscal stress and constrained liquidity, and in response, Congress passed PROMESA, which established the Oversight Board vested with the sole power to certify fiscal plans for Puerto Rico. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on PROMESA and our Puerto Rico exposures. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of stress affecting our insured credits remains uncertain.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,			Percent Change
In millions	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net premiums earned	$57	$66	$95	-14%	-31%
Net investment income	70	98	111	-29%	-12%
Fees and reimbursements	3	3	2	—%	50%
Net gains (losses) on financial instruments at fair value and foreign exchange	39	139	(21)	-72%	n/m
Net investment losses related to other-than-temporary impairments	—	(67)	(5)	-100%	n/m
Other net realized gains (losses)	(1)	2	—	-150%	n/m
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	—	64	—	-100%	n/m
Other net realized gains (losses)	—	(43)	—	-100%	n/m

Total revenues	168	262	182	-36%	44%

Losses and loss adjustment	163	53	91	n/m	-42%
Amortization of deferred acquisition costs	11	16	21	-31%	-24%
Operating	48	49	41	-2%	20%

Total expenses	222	118	153	88%	-23%

Income (loss) before income taxes	$(54)	$144	$29	-138%	n/m

n/m—Percent change not meaningful.
NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for 2020 compared with 2019 resulted from a $7 million decrease in scheduled premiums earned and a $2 million decrease in refunded premiums earned. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. In addition, net premiums earned during 2019 included the elimination of $19 million due to the Company consolidating VIEs related to the COFINA transaction.
NET INVESTMENT INCOME The decrease in net investment income for 2020 compared with 2019 was primarily due to a lower average asset base resulting from claim payments and purchases of MBIA Inc. common shares.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE For 2020, net gains (losses) on financial instruments at fair value and foreign exchange included gains from the sales of securities from the ongoing management of our U.S. public finance investment portfolio. For 2019, net gains (losses) on financial instruments at fair value and foreign exchange primarily comprised realized gains from the sales of uninsured PREPA bonds and from the COFINA bond exchange.
NET INVESTMENT LOSSES RELATED TO OTHER-THAN-TEMPORARY IMPAIRMENTS Net investment losses related to other-than-temporary-investments (“OTTI”) for 2019 were primarily related to an impaired security for which a credit loss was recognized in earnings. This OTTI resulted from adverse financial conditions of the issuer. This impaired security was sold during the first quarter of 2020.
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
LOSSES AND LOSS ADJUSTMENT EXPENSES For the year ended December 31, 2020, losses and LAE primarily related to certain Puerto Rico exposures as well as investor owned utility exposure. For the year ended December 31, 2019, losses and LAE primarily related to certain Puerto Rico exposures.
The following table presents information about our U.S. public finance insurance loss recoverable assets and loss and LAE reserves liabilities as of December 31, 2020 and 2019:

In millions	December 31, 2020	December 31, 2019	Percent Change
Assets:
Insurance loss recoverable	$1,220	$911	34%
Reinsurance recoverable on paid and unpaid losses (1)	6	14	-57%
Liabilities:
Loss and LAE reserves	469	432	9%
Insurance loss recoverable—ceded (2)	48	19	n/m

Net reserve (salvage)	$(709)	$(474)	50%

(1)—Reported within “Other assets” on our consolidated balance sheets.
(2)—Reported within “Other liabilities” on our consolidated balance sheets.
n/m—Percent change not meaningful.
The insurance loss recoverable as of December 31, 2020 increased compared with December 31, 2019 primarily as a result of expected recoveries related to claims paid on certain Puerto Rico exposures and changes in discount rates used to present value those future expected recoveries. Loss and LAE reserves as of December 31, 2020 increased compared with December 31, 2019 primarily due to an increase in expected net payments on our Puerto Rico exposures. This was partially offset by actual payments made and the impact of changes in discount rates used to present value the net future expected payments related to certain Puerto Rico exposures.
POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the years ended December 31, 2020, 2019 and 2018 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Gross expenses	$48	$49	$41	-2%	20%

Amortization of deferred acquisition costs	$11	$16	$21	-31%	-24%
Operating	48	49	41	-2%	20%

Total insurance expenses	$59	$65	$62	-9%	5%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs.
The decrease in the amortization of deferred acquisition costs in 2020 was due to higher refunding activity in prior years. When an insured obligation refunds, we accelerate any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during 2020 or 2019.
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
The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of December 31, 2020 and 2019. Capital appreciation bonds (“CABs”) are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	December 31, 2020		December 31, 2019
Rating	Amount	%	Amount	%
AAA	$2,080	5.0%	$2,709	5.5%
AA	16,299	39.0%	19,155	39.2%
A	12,888	30.8%	15,022	30.7%
BBB	7,019	16.7%	8,225	16.8%
Below investment grade	3,570	8.5%	3,809	7.8%

Total	$41,856	100.0%	$48,920	100.0%

U.S. Public Finance Insurance Puerto Rico Exposures
The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of December 31, 2020.

In millions	Gross Par Outstanding		Debt Service Outstanding	National Internal Rating
Puerto Rico Electric Power Authority (PREPA)	$903		$1,225	d
Puerto Rico Commonwealth GO	290		378	d
Puerto Rico Public Buildings Authority (PBA) (1)	169		223	d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	523		882	d
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue (PRHTA)	27		35	d
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	41	(2)	61	d
University of Puerto Rico System Revenue	73		98	d
Inter American University of Puerto Rico Inc.	19		23	a3

Total	$2,045		$2,925

(1)—Additionally secured by the guarantee of the Commonwealth of Puerto Rico.
(2)—Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy. As of December 31, 2020, gross par outstanding plus CABs accreted interest was $43 million.
On June 30, 2016, PROMESA was signed into law by the President of the United States. PROMESA provides for the creation of the Oversight Board with powers relating to the development and implementation of a fiscal plan for the Commonwealth and each of its instrumentalities as well as a court-supervised Title III process that allows Puerto Rico to restructure its debt if voluntary agreements cannot be reached with creditors through a collective action process. Following the resignation and replacement of several Oversight Board members, the Oversight

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Board has been reconstituted with four new members while three existing members have been reappointed by the President for another three year term. The newly elected Governor of Puerto Rico has appointed himself as a non-voting member of the reconstituted Oversight Board.
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
As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $1.6 billion relating to GO bonds, PBA bonds, PREPA bonds and PRHTA bonds through December 31, 2020, inclusive of the commutation payment and the additional payment in the amount of $66 million on December 17, 2019 related to COFINA. Subsequently, National paid gross claims in the aggregate amount of approximately $51 million relating to debt service due on January 1, 2021.
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
On June 17, 2019, the Oversight Board announced it had reached a plan support agreement (“PSA”) with certain Commonwealth GO bondholders and guaranteed PBA bondholders on a framework for a plan of adjustment to resolve $35.0 billion worth of debt and unsecured claims against the Commonwealth. On February 9, 2020, the Oversight Board posted an amended PSA. National was not a party to the amended PSA, and the Commonwealth also did not support the amended PSA. On February 10, 2021, following several months of Court recommended mediation, the Oversight Board filed a motion stating it had an agreement in principle with certain PSA parties representing approximately $7 billion in GO and PBA Bonds, and requested until March 8, 2021 to file an amended plan. The Court approved the request. On February 22, 2021, National agreed to join a revised PSA, dated as of February 22, 2021 (the “2021 PSA”), among the Oversight Board, certain holders of GO Bonds and PBA Bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp, and Syncora Guarantee Inc. in connection with the GO and PBA Title III cases. The 2021 PSA provides that, among other things, National shall receive a pro rata share of allocable cash, newly issued General Obligation bonds, a contingent value instrument and certain fees. National has the right to unilaterally terminate its participation in the 2021 PSA on or prior to March 31, 2021. The 2021 PSA contemplates a plan becoming effective on or before December 15, 2021; however there can be no assurance that such a plan will ever become effective, or on the contemplated timeline. In the event that National does not terminate its participation in the 2021 PSA on or prior to March 31, 2021, the Oversight Board and National shall jointly request the entry of an order in the Title III court staying National’s actions to lift the automatic stay in the GO and HTA Title III cases and to appoint a trustee in the HTA Title III case pursuant to Section 926, both currently before the First Circuit Court of Appeals, together with other actions related to the clawback of HTA funds from the Commonwealth, and National shall take no further action with respect to those proceedings subject to the Commonwealth plan becoming effective.
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
Pursuant to the RSA, the Oversight Board filed a Rule 9019 motion with the Title III court in May 2019 seeking approval of the RSA (the “Settlement Motion”) and a Motion to Dismiss the Receiver Motion. The RSA requires, upon entry of the order approving the Settlement Motion (the “9019 Order”), that Movants will withdraw the Receiver Motion, and the Ad Hoc Group will support such withdrawal. The Receiver Motion and the Motion to Dismiss the Receiver Motion have been delayed several times, and most recently were adjourned due to the outbreak of COVID-19 until further notice. The debt restructuring contemplated by the RSA will not be effective until (i) confirmation of a plan of adjustment under the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), (ii) negotiation and consummation of definitive documentation and legal opinions, (iii) enactment and implementation of supportive Puerto Rico legislation and (iv) receipt of Puerto Rico regulatory approval, each of which outcome is uncertain and subject to varying degrees of risk. In addition, the restructuring the RSA contemplates has received criticism from various parties including members of the Puerto Rico government and other stakeholders. This opposition could adversely affect the ability of the Oversight Board and RSA Parties to obtain the Rule 9019 Order and approve the RSA.
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
On August 23, 2019, National and Assured (the “HTA Movants”) filed a motion in the Title III case for PRHTA for adequate protection or, in the alternative, relief from the automatic stay. The motion argues that the revenues securing the bonds insured by HTA Movants are being improperly diverted away from PRHTA, despite such revenues being the exclusive property of PRHTA and its bondholders. Pursuant to an interim schedule entered by the Court in December 2019, the HTA Movants, along with Ambac Assurance Corporation and FGIC, amended the motion on January 16, 2020. Following a preliminary hearing held on June 4, 2020, on July 2, 2020, Judge Swain held that the Movants had failed to satisfy its burden of presenting a colorable claim that they had a statutory, contractual or equitable lien on HTA Revenues, including Excise Taxes or Toll Revenues. On September 9, 2020, the Court entered a final order denying the HTA lift stay motion, finding a balancing of factors does not support stay relief. National filed a notice of appeal to the First Circuit on September 23, 2020. The First Circuit heard the appeal on February 4, 2021. A decision is pending. In the event that National does not terminate its participation in the 2021 PSA with respect to the Commonwealth plan on or prior to March 31, 2021, the Oversight Board and National shall jointly request the entry of an order in the Title III court staying National’s actions to lift the automatic stay in the GO and HTA Title III cases, and National shall take no further action subject to a plan resolving the GO Title III case becoming effective.
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
University of Puerto Rico
The University is not a debtor in Title III and continues to be current on its debt service payment. However, the University is subject to a standstill agreement with its senior bondholders, which has been extended to February 28, 2021. National is not a party to the standstill agreement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our scheduled gross debt service due on our Puerto Rico insured exposures as of December 31, 2020, for each of the subsequent five years ending December 31 and thereafter:

	2021	2022	2023	2024	2025	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$140	$140	$137	$137	$105	$566	$1,225
Puerto Rico Commonwealth GO	83	19	14	13	75	174	378
Puerto Rico Public Buildings Authority (PBA)	24	9	27	43	36	84	223
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	27	27	36	33	36	723	882
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue (PRHTA)	1	9	1	1	1	22	35
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	4	2	4	2	2	47	61
University of Puerto Rico System Revenue	7	7	12	11	16	45	98
Inter American University of Puerto Rico Inc.	3	3	3	3	3	8	23

Total	$289	$216	$234	$243	$274	$1,669	$2,925

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
The following table summarizes the consolidated results of our corporate segment for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,			Percent Change
In millions	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net investment income	$30	$37	$37	-19%	—%
Fees	56	53	39	6%	36%
Net gains (losses) on financial instruments at fair value and foreign exchange	(63)	(54)	22	17%	n/m
Net gains (losses) on extinguishment of debt	—	(1)	3	-100%	-133%
Other net realized gains (losses)	—	(2)	(2)	-100%	—%

Total revenues	23	33	99	-30%	-67%

Operating	72	73	50	-1%	46%
Interest	84	92	95	-9%	-3%

Total expenses	156	165	145	-5%	14%

Income (loss) before income taxes	$(133)	$(132)	$(46)	—%	n/m

n/m—Percent change not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET INVESTMENT INCOME The decrease in net investment income for 2020 compared with 2019 was primarily due to lower yields on investment assets in 2020.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable change in net gains (losses) on financial instruments at fair value and foreign exchange for 2020 compared with 2019 was primarily due to foreign exchange losses on Euro denominated liabilities in 2020 due to the weakening of the U.S. dollar versus foreign exchange gains in 2019 on Euro denominated liabilities due to the strengthening of the U.S. dollar. This was partially offset by higher fair value losses in 2019 compared with 2020 on interest rate swaps, primarily due to decreases in interest rates in 2019. During 2019, we terminated a portion of these interest rate swaps and the termination amount paid in cash reflected the fair values of the swaps at the termination date and all collateral held by the counterparty to the interest rate swaps was returned to the Company.
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
MBIA Corp. has insured sovereign-related and sub-sovereign bonds, privately issued bonds used for the financing of utilities, toll roads, bridges, airports, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, trade and export receivables, and leases for equipment, aircraft and real estate property. MBIA Insurance Corporation insures the investment agreements written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would be required to make such payments under its insurance policies. MBIA Insurance Corporation also insured debt obligations of other affiliates, including GFL, IMC and MZ Funding LLC (“MZ Funding”). MBIA Corp. had also written insurance policies guaranteeing the obligations under credit default swap (“CDS”) contracts of an affiliate, LaCrosse Financial Products, LLC and certain other derivative contracts. Certain policies covered payments potentially due under CDS, including termination payments that may become due in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS or derivative contracts by the insured counterparty or by the guarantor. We no longer insure new CDS contracts except for potential transactions related to the restructuring of existing exposures. MBIA Insurance Corporation provides 100% reinsurance to its subsidiary, MBIA Mexico S.A. de C.V. (“MBIA Mexico”).
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our international and structured finance insurance segment results for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,			Percent Change
In millions	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net premiums earned	$24	$27	$78	-11%	-65%
Net investment income	5	7	6	-29%	17%
Fees and reimbursements	12	21	47	-43%	-55%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(1)	(10)	(56)	-90%	-82%
Unrealized gains (losses) on insured derivatives	7	25	31	-72%	-19%

Net change in fair value of insured derivatives	6	15	(25)	-60%	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(14)	(33)	(18)	-58%	83%
Other net realized gains (losses)	1	4	2	-75%	100%
Revenues of consolidated VIEs:
Net investment income	18	34	35	-47%	-3%
Net gains (losses) on financial instruments at fair value and foreign exchange	108	41	25	n/m	64%
Other net realized gains (losses)	37	(20)	(171)	n/m	n/m

Total revenues	197	96	(21)	105%	n/m

Losses and loss adjustment	367	189	(28)	94%	n/m
Amortization of deferred acquisition costs	16	21	31	-24%	-32%
Operating	27	26	21	4%	24%
Interest	116	131	129	-11%	2%
Expenses of consolidated VIEs:
Operating	5	9	11	-44%	-18%
Interest	57	89	93	-36%	-4%

Total expenses	588	465	257	26%	81%

Income (loss) before income taxes	$(391)	$(369)	$(278)	6%	33%

n/m—Percent change not meaningful.
As of December 31, 2020, MBIA Corp.’s total insured gross par outstanding was $7.7 billion.
NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums are eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. In addition, we generate net premiums from insured credit derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. The following table provides net premiums earned from our financial guarantee contracts for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,			Percent Change
In millions	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net premiums earned:
Non-U.S.	$18	$21	$68	-14%	-69%
U.S.	6	6	10	—%	-40%

Total net premiums earned	$24	$27	$78	-11%	-65%

VIEs (eliminated in consolidation)	$(7)	$(3)	$7	133%	-143%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Negative VIE net premiums earned (eliminated in consolidation) are related to reversing previously eliminated net premiums primarily from a policy termination and premium receivable write-offs.
NET CHANGE IN FAIR VALUE OF INSURED DERIVATIVES Realized losses on insured derivatives include payments made net of premiums and fees earned and salvage received. For 2020 and 2019, realized losses on insured derivatives resulted from claim payments on commercial mortgage-backed securities (“CMBS”) exposure.
For 2020, unrealized gains on insured derivatives were driven by the reversal of a liability due to the termination of CMBS exposure at an amount below the previously recorded fair value. For 2019, unrealized gains on insured derivatives were principally due to the reversal of unrealized losses resulting from gross par amortization of transactions.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses on financial instruments at fair value and foreign exchange for 2020 were primarily related to unfavorable mark-to-market fluctuations on derivatives. The net losses on financial instruments at fair value and foreign exchange for 2019 were primarily related to unfavorable mark-to-market fluctuations on derivatives and losses from foreign currency revaluations of loss reserves denominated in Mexican peso as a result of the weakening of the U.S. dollar and the foreign currency revaluations of premium receivables denominated in Chilean unidad de fomento as a result of the strengthening of the U.S. dollar.
REVENUES OF CONSOLIDATED VIEs For 2020, total revenues of consolidated VIEs were $163 million compared with $55 million for 2019. The increase in revenues of consolidated VIEs for 2020 compared with 2019 was primarily due to higher gains from put-back claims on ineligible mortgage loans within a second-lien RMBS VIE in 2020 and a reversal of an allowance for credit losses in 2020 versus losses on the deconsolidation of VIEs in 2019, partially offset by lower net investment income in 2020 due to the deconsolidation of a VIE in the first quarter of 2020.
LOSSES AND LOSS ADJUSTMENT EXPENSES For 2020, loss and LAE primarily related to a decrease in expected salvage collections from insured CDOs and declines in the risk-free rates used to discount expected claims and salvage during 2020, which increased the present value of net loss reserves, primarily on our insured first-lien RMBS transactions. These increases in losses and LAE were partially offset by an increase in expected net recoveries related to second-lien RMBS. For 2019, losses and LAE primarily related to a decrease in expected salvage collections related to CDOs and an increase in expected payments on insured first-lien RMBS transactions. As a result of the consolidations of VIEs, losses and LAE includes the elimination of a losses and LAE benefit of $144 million and $40 million for 2020 and 2019, respectively.
Our international and structured finance insured portfolio management group is responsible for monitoring international and structured finance insured obligations. The level and frequency of monitoring of any insured obligation depends on the type, size, rating and our assessed performance of the insured issue. As a result of COVID-19, we have increased our monitoring of certain credits. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the Company’s loss reserving policy and additional information related to its loss reserves. The following table presents information about our insurance loss recoverable and loss and LAE reserves as of December 31, 2020 and 2019:

	December 31,	December 31,	Percent
In millions	2020	2019	Change
Assets:
Insurance loss recoverable	$457	$783	-42%
Reinsurance recoverable on paid and unpaid losses (1)	5	5	—%
Liabilities:
Loss and LAE reserves	521	469	11%

Net reserve (salvage)	$59	$(319)	-118%

(1)—Reported within “Other assets” on our consolidated balance sheets.

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
POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the years ended December 31, 2020, 2019 and 2018 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Gross expenses	$28	$26	$22	8%	18%

Amortization of deferred acquisition costs	$16	$21	$31	-24%	-32%
Operating	27	26	21	4%	24%

Total insurance expenses	$43	$47	$52	-9%	-10%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. We did not defer a material amount of policy acquisition costs during 2020 or 2019. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.
International and Structured Finance Insurance Portfolio Exposures
Credit Quality
The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of December 31, 2020 and 2019, 24% and 27%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.
Selected Portfolio Exposures
The following is a summary of selected significant exposures within our residential mortgage insured portfolio of our international and structured finance insurance segment. In addition, as of December 31, 2020, MBIA Corp. insured $277 million of CDOs and related instruments. We may experience considerable incurred losses in certain of these sectors. There can be no assurance that the loss reserves recorded in our financial statements will be sufficient or that we will not experience losses on transactions on which we currently have no loss reserves, in particular if the economy deteriorates. We may seek to purchase, directly or indirectly, obligations guaranteed by MBIA Corp. or seek to commute policies. The amount of insurance exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time, and other considerations. In some cases, these activities may result in a reduction of loss reserves, but in all cases they are intended to limit our ultimate losses and reduce the future volatility in loss development on the related policies. Our ability to purchase guaranteed obligations and to commute policies will depend on management’s assessment of available liquidity.
Residential Mortgage Exposure
MBIA Corp. insures RMBS backed by residential mortgage loans, including second-lien RMBS transactions (revolving home equity lines of credit (“HELOC”) loans and closed-end second (“CES”) mortgages). MBIA Corp.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

also insures MBS backed by first-lien alternative A-paper (“Alt-A”) and subprime mortgage loans directly through RMBS securitizations. The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of December 31, 2020 and 2019. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of
	December 31,	December 31,	Percent
Collateral Type	2020	2019	Change
HELOC Second-lien	$269	$381	-29%
CES Second-lien	104	136	-24%
Alt-A First-lien (1)	825	909	-9%
Subprime First-lien	285	343	-17%
Prime First-lien	6	7	-14%

Total	$1,489	$1,776	-16%

(1)—Includes international exposure of $237 million and $248 million as of December 31, 2020 and 2019, respectively.
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
Taxes
Provision for Income Taxes
The Company’s income taxes and the related effective tax rates for the years ended December 31, 2020, 2019 and 2018 are presented in the following table:

	Years Ended December 31,
In millions	2020	2019	2018
Income (loss) before income taxes	$(578)	$(357)	$(296)
Provision (benefit) for income taxes	$—	$2	$—
Effective tax rate	0.0%	-0.6%	0.0%
For 2020 and 2019, our effective tax rate applied to our loss before income taxes was lower than the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset.
As of December 31, 2020 and 2019, the Company’s valuation allowance against its net deferred tax asset was $966 million and $873 million, respectively. Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National and potential future sources of taxable income to be identified by the Company. Accordingly, the Company will continue to re-evaluate its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future. Refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.
The CARES Act established new tax provisions including, but not limited to: (1) five-year carryback of NOLs generated in 2018, 2019 and 2020; (2) accelerated refund of alternative minimum tax (“AMT”) credit carryforwards; and (3) retroactive changes to allow accelerated depreciation for certain depreciable property. The

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

legislation does not have a material impact on the Company’s tax positions due to the lack of taxable income in the carryback periods. As of December 31, 2020, the Company had received a cash benefit for its remaining AMT credits as provided by the CARES Act.
On December 21, 2020, The Consolidated Appropriations Act (“Act”) was passed by Congress to respond to the health and economic impacts of COVID-19. The Act includes a number of tax law changes, including the expansion of the Employee Retention Credit, important changes to the Paycheck Protection Program, and extension of a variety of expiring tax provisions. The legislation does not have a material impact on the Company’s tax positions.
CAPITAL RESOURCES
The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, surplus notes issued by MBIA Corp., and MBIA Corp.’s financing facility between MZ Funding and certain purchasers, pursuant to which the purchasers or their affiliates agreed to refinance the outstanding insured senior notes of MZ Funding (“Refinanced Facility”). Total capital resources were $1.6 billion and $2.4 billion as of December 31, 2020 and 2019, respectively.
In addition to scheduled debt maturities, from time to time, we reduce unsecured debt through calls or repurchases. Also, MBIA Inc. may repurchase or National may purchase outstanding MBIA Inc. common shares when we deem it beneficial to our shareholders. Purchases or repurchases of debt and common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We may also choose to redeem debt obligations where permitted by the relevant agreements. MBIA Inc. or National may acquire or redeem outstanding common shares of MBIA Inc. and outstanding debt obligations at prices when we deem it beneficial to our shareholders. Refer to “Note 17: Common and Preferred Stock” in the Notes to Consolidated Financial Statements for information about MBIA Inc.’s share repurchases and National’s share purchases and “Note 10: Debt” in the Notes to Consolidated Financial Statements for information about debt repurchases or redemptions. MBIA Inc. supports the MTN and investment agreement obligations issued by the Company. We seek to maintain sufficient liquidity and capital resources to meet the Company’s general corporate needs and debt service. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient resources to satisfy its debt obligations and its general corporate needs over time from distributions from its operating subsidiaries; however, there can be no assurance that MBIA Inc. will have sufficient resources to do so. In addition, the Company may also consider raising third-party capital. Refer to “Capital, Liquidity and Market Related Risk Factors” in Part I, Item 1A of this Form 10-K and the “Liquidity—Corporate Liquidity” section included herein for additional information about MBIA Inc.’s liquidity.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National
Capital and Surplus
National had statutory capital of $2.0 billion as of December 31, 2020 compared with $2.4 billion as of December 31, 2019. The decrease in National’s statutory capital was primarily driven by acquisitions of MBIA Inc. common shares, which the Company does not admit as assets supporting National’s statutory capital, and it’s statutory net loss of $82 million for year ended December 31, 2020. As of December 31, 2020, National’s unassigned surplus was $937 million. Refer to the “Claims-Paying Resources (Statutory Basis)” section below for additional information on National’s statutory capital.
In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. As of December 31, 2020, National was in compliance with its aggregate risk limits under New York Insurance Law (“NYIL”), but was not in compliance with certain of its single risk limits.
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
National had positive earned surplus as of December 31, 2020 from which it may pay dividends, subject to the limitations described above. During 2020, National declared and paid a dividend of $81 million to its ultimate parent, MBIA Inc. We expect the as-of-right declared and paid dividend amounts from National to be limited to prior year adjusted net investment income for the foreseeable future.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

National’s CPR and components thereto, as of December 31, 2020 and 2019 are presented in the following table:

	As of December 31,	As of December 31,
In millions	2020	2019
Policyholders’ surplus	$1,526	$1,891
Contingency reserves	445	485

Statutory capital	1,971	2,376
Unearned premiums	355	411
Present value of installment premiums (1)	129	139

Premium resources (2)	484	550
Net loss and LAE reserves (1)	(301)	(169)
Salvage reserves on paid claims (1)	961	789

Gross loss and LAE reserves	660	620

Total claims-paying resources	$3,115	$3,546

(1)—Calculated using a discount rate of 3.49% as of December 31, 2020 and 3.64% as of December 31, 2019.
(2)—Includes financial guarantee and insured derivative related premiums.
MBIA Insurance Corporation
Capital and Surplus
MBIA Insurance Corporation had statutory capital of $273 million as of December 31, 2020 compared with $476 million as of December 31, 2019. As of December 31, 2020, MBIA Insurance Corporation’s negative unassigned surplus was $1.9 billion. For the year ended December 31, 2020, MBIA Insurance Corporation had a statutory net loss of $202 million. Refer to the “Claims-Paying Resources (Statutory Basis)” section below for additional information on MBIA Insurance Corporation’s statutory capital.
As of December 31, 2020, MBIA Insurance Corporation recognized estimated salvage on a statutory basis related to put-back claims against Credit Suisse, recoveries related to CDOs and excess spread recoveries on RMBS. In November of 2020, following a trial and post-trial briefing, the court overseeing the litigation issued a decision declaring that MBIA Corp. had succeeded in establishing that a majority of the loans in the transaction were ineligible. In January of 2021, the Court issued an order declaring that Credit Suisse was liable to MBIA Corp. for approximately $604 million in damages. On February 9, 2021, the parties to the litigation entered into a settlement agreement pursuant to which Credit Suisse paid MBIA Corp. $600 million, an amount materially in excess of its prior estimated recoveries.
In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. As of December 31, 2020, MBIA Corp. met the required minimum requirement. Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of December 31, 2020, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of December 31, 2020, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If MBIA Insurance Corporation does not comply with the above mentioned requirements, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business.
Due to its significant earned surplus deficit, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009. Based on estimated future income, MBIA Insurance Corporation is not expected to have any statutory capacity to pay dividends.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAPITAL RESOURCES (continued)

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of January 15, 2021, the most recent scheduled interest payment date, there was $1.0 billion of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of December 31, 2020, MBIA Insurance Corporation had “free and divisible surplus” of $88 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.
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
MBIA Corp.’s CPR and components thereto, as of December 31, 2020 and 2019 are presented in the following table:

	As of December 31,	As of December 31,
In millions	2020	2019
Policyholders’ surplus	$106	$282
Contingency reserves	167	194

Statutory capital	273	476
Unearned premiums	79	93
Present value of installment premiums (1) (2)	73	92

Premium resources	152	185
Net loss and LAE reserves (1)	(478)	(669)
Salvage reserves on paid claims (1) (3)	1,045	1,247

Gross loss and LAE reserves	567	578

Total claims-paying resources	$992	$1,239

(1)—Calculated using a discount rate of 5.10% as of December 31, 2020 and 5.21% as of December 31, 2019.
(2)—Based on the Company’s estimate of the remaining life for its insured exposures.
(3)—This amount primarily consists of expected recoveries related to the Company’s put-backs, CDOs and excess spread.
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
As of December 31, 2020 and 2019, National held cash and investments of $2.1 billion and $2.7 billion, respectively, of which $359 million and $442 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

As of December 31, 2020 and 2019, the liquidity positions of MBIA Inc. were $294 million and $375 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.
During 2020, MBIA Inc. returned $49 million of tax payments to National as a result of tax losses incurred by National in 2019, of which $9 million was in cash. The return was pursuant to the terms of the tax sharing agreement. Under the CARES Act, National’s 2019 taxable loss became subject to a five-year NOL carry-back, which allowed it to recover taxes paid in years in which the tax rate was 35%. A taxable loss generated in 2020 will also be subject to a five-year NOL carry-back under the CARES Act, after which the two-year NOL carry-back provision will again become effective. In addition to releases or returns following the expiration of National’s two-year NOL carry-back period, from time to time, MBIA Inc. is permitted to withdraw assets from the Tax Escrow Account if the aggregate market value of all assets held in the Tax Escrow Account exceeds the required minimum balance. There can be no assurance that any future payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc. due to deductible or creditable tax attributes of those subsidiaries and/or the market value performance of the assets supporting the Tax Escrow Account.
Based on our projections of National’s and MBIA Corp.’s future earnings and losses, we expect that for the foreseeable future National will be the primary source of payments to MBIA Inc. During 2020, National declared and paid a dividend of $81 million to its ultimate parent, MBIA Inc. There can be no assurance as to the amount and timing of any such future dividends or payments from the tax escrow account under the tax sharing agreement. Also, absent a special dividend subject to the approval of the NYSDFS, we expect the declared and paid dividend amounts from National to be limited to the prior twelve months of adjusted net investment income as reported in its most recent statutory filings. Refer to the “Capital Resources – Insurance Statutory Capital” section for additional information on payments of dividends. We do not expect MBIA Inc. to receive dividends or utilize the Company’s tax escrow account from MBIA Corp.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

As of December 31, 2020 and 2019, MBIA Corp. held cash and investments of $243 million and $230 million, respectively, of which $130 million and $124 million, respectively, were cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. Treasury and corporate bonds that were immediately available to MBIA Insurance Corporation.
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
During 2020, MBIA Corp. requested and was denied permission by the NYSDFS to prepay approximately $26 million of the Refinanced Facility. The NYSDFS has cited MBIA Corp.’s liquidity position as the basis for such non-approval.
Advances Agreement
MBIA Inc., National, MBIA Insurance Corporation and certain other affiliates are party to an intercompany advances agreement (the “MBIA Advances Agreement”). The MBIA Advances Agreement permits National to make advances to MBIA Inc. and other MBIA group companies that are party to the agreement at a rate per annum equal to LIBOR plus 0.25%. The agreement also permits other affiliates to make advances to National or MBIA Insurance Corporation at a rate per annum equal to LIBOR minus 0.10%. Advances by National cannot exceed 3% of its net admitted assets as of the last quarter end. As of December 31, 2020 and 2019, there were no amounts drawn under the agreement.
Consolidated Cash Flows
Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,			Percent Change
In millions	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(390)	$(368)	$(319)	6%	15%
Investing activities	1,738	1,267	1,206	37%	5%
Financing activities	(1,265)	(1,096)	(752)	15%	46%
Effect of exchange rate changes on cash and cash equivalents	1	—	(1)	n/m	-100%
Cash and cash equivalents—beginning of year	83	280	146	-70%	92%

Cash and cash equivalents—end of year	$167	$83	$280	101%	-70%

n/m—Percent change not meaningful.
Operating activities
Net cash used by operating activities increased for the year ended December 31, 2020 compared with 2019 primarily due to decreases in proceeds from insurance recoveries and reinsurance of $71 million and investment income received of $58 million. These decreases were partially offset by a decrease in interest paid of $96 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

This was primarily due to the refinancing and partial paydowns of the MBIA Corp. Financing Facility in 2019 and an increase in paid-in-kind interest in 2020.
Investing activities
Net cash provided by investing activities increased for the year ended December 31, 2020 compared with 2019 primarily due to an increase in net cash provided by VIE activity. During 2020, two VIEs were terminated and deconsolidated which resulted in $890 million of net proceeds from HTM investments compared with the sale of investments at fair value related to the COFINA bonds which resulted in $422 million of net proceeds in 2019.
Financing activities
Net cash used by financing activities increased for the year ended December 31, 2020 compared with 2019 primarily due to increases in principal repayments of VIE notes of $149 million due to the deconsolidation of VIEs and purchases of treasury stock of $94 million. These increases were partially offset by a decrease in principal paydowns of medium-term notes of $57 million.
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
Refer to “Note 2: Significant Accounting Policies,” and “Note 8: Investments” in the Notes to Consolidated Financial Statements for further information about our accounting policies and investments.
Credit Quality
The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of December 31, 2020, the weighted average credit quality rating of the Company’s AFS fixed-maturity investment portfolio, excluding short-term investments, was Aa and 96% of the investments were investment grade.
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
As of December 31, 2020, Insured Investments at fair value represented $193 million or 7% of consolidated investments, of which $167 million or 6% of consolidated investments were Company-Insured Investments. As of December 31, 2020, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

investment portfolio would be in the Baa range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of December 31, 2020, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 5% of the total consolidated investment portfolio.
Contractual Obligations
The following table summarizes the Company’s future estimated cash payments relating to contractual obligations as of December 31, 2020. Estimating these payments requires management to make estimates and assumptions regarding these obligations. The estimates and assumptions used by management are described below. Since these estimates and assumptions are subjective, actual payments in future periods may vary from those reported in the following table. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements for information about the Company’s exposure under insurance contracts.

	As of December 31, 2020
In millions	2021	2022	2023	2024	2025	Thereafter	Total
U.S. public finance insurance segment:
Gross insurance claim obligations (1)	$5	$1	$—	$—	$—	$—	$6
Lease liability	3	3	3	3	3	14	29
Corporate segment:
Long-term debt	20	20	20	20	66	318	464
Investment agreements	11	11	27	32	43	265	389
Medium-term notes	5	67	17	128	66	692	975
International and structured finance insurance segment:
Surplus notes	1,066	108	108	108	108	1,724	3,222
Gross insurance claim obligations (1)	117	34	28	23	22	878	1,102
Refinanced Facility	33	277	—	—	—	—	310

Total	$1,260	$521	$203	$314	$308	$3,891	$6,497

(1)—Amounts on certain policies are presented net of expected recoveries. Excludes intercompany reinsurance agreements.
Gross insurance claim obligations represent the future value of probability-weighted payments MBIA expects to make (before reinsurance and the consolidation of VIEs) under insurance policies for which the Company has recorded loss reserves. Certain policies included in gross insurance claim obligations are presented net of expected recoveries. The discounted value of estimated payments included in the table, along with probability-weighted estimated recoveries and estimated negotiated early settlements, on policies accounted for as financial guarantee insurance contracts is reported as case basis reserves within “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. Estimated potential claim payments and principal and interest due on the Refinanced Facility for obligations issued by VIEs consolidated in our international and structured finance insurance segment are included within “Gross insurance claim obligations” and “Refinanced Facility”, respectively, in the preceding table. Obligations of these VIEs, except for the Refinanced Facility, are collateralized by assets held by the VIEs, and investors in such obligations do not have recourse to the general credit of MBIA. As of December 31, 2020, VIE notes issued by issuer-sponsored consolidated VIEs totaled $350 million and are not considered contractual obligations of MBIA beyond MBIA’s insurance claim obligation. The Company’s involvement with VIEs is continually reassessed as required by consolidation guidance, and may result in consolidation or deconsolidation of VIEs in future periods. As the Company consolidates and deconsolidates VIEs, the amount of VIE debt obligations recorded on its balance sheet may change significantly.
Long-term debt, investment agreements, MTNs, surplus notes and the Refinanced Facility include principal and interest and exclude premiums or discounts. Liabilities issued at discounts reflect principal due at maturity. Interest payments on floating rate obligations are estimated using applicable forward rates. Principal and interest

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY (continued)

on callable obligations or obligations that allow investors to withdraw funds prior to legal maturity are based on the expected call or withdrawal dates of such obligations. Liabilities denominated in foreign currencies are presented in U.S. dollars using applicable exchange rates as of December 31, 2020.
Included in international and structured finance insurance segment’s surplus notes for 2021 is $985 million of unpaid interest related to the 2013 through 2020 interest payments in which MBIA Insurance Corporation’s requests for approval to pay was not approved by the NYSDFS. This does not include the amount due to MBIA Inc., which is eliminated in our consolidated financial statements. This deferred interest payment will be due on the first business day on or after which MBIA Insurance Corporation obtains approval to make such payment. No interest will accrue on the deferred interest. There can be no assurance that the NYSDFS will approve any subsequent payments, or that it will approve any payment by the scheduled interest payment date. Refer to “Capital Resources – MBIA Insurance Corporation” section for additional information on MBIA Insurance Corporation’s surplus notes and statutory capital. Principal payments under investment agreements are based on expected withdrawal dates. All other principal payments are based on contractual maturity dates.
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
INTEREST RATE SENSITIVITY
Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2020 from instantaneous shifts in interest rates:

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$226	$125	$53	$(41)	$(76)	$(105)
FOREIGN EXCHANGE RATE SENSITIVITY
The Company is exposed to foreign exchange rate risk in respect of liabilities denominated in currencies other than U.S. dollars. Certain liabilities included in our corporate segment are denominated in currencies other than U.S. dollars. The majority of the Company’s foreign exchange rate risks is with the Euro. Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2020 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(72)	$(36)	$36	$72

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

CREDIT SPREAD SENSITIVITY
Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2020 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio:

	Change in Credit Spreads
In millions	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$42	$(40)	$(138)

Item 8. Financial Statements
MBIA INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of MBIA Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MBIA Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control - Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control - Integrated Framework
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Certain Loss and Loss Adjustment Expense (LAE) Reserves and Insurance Loss Recoverable
As described in Notes 1, 2 and 6 to the consolidated financial statements, management recognizes loss reserves on a contract-by-contract
basis when the present value of probability-weighted expected net cash outflows to be paid under the contract discounted using a risk-free rate as of the measurement date exceeds the unearned premium revenue. Management estimates the likelihood of possible claim payments and possible recoveries of such claim payments using probability-weighted expected cash flows based on information available as of the measurement date, including market information. As of December 31, 2020, total loss and LAE reserves were $990 million. A portion of the total loss and LAE reserves relates to residential mortgage backed securities (RMBS) and exposures to insured debt obligations of Puerto Rico. The establishment of the appropriate level of loss reserves is an uncertain process involving numerous assumptions, estimates and subjective judgments by management that depend primarily on the nature of the underlying insured obligation, including 1) the nature and creditworthiness of the issuers of the insured obligations, 2) expected recovery rates on unsecured obligations, 3) the projected cash flow or market value of any assets pledged as collateral on secured obligations, 4) the expected rates of recovery, cash flow or market values on such obligations or assets, 5) economic conditions and trends, 6) political developments, 7) the extent to which sellers/servicers comply with the representations or warranties made in connection therewith, 8) levels of interest rates, 9) borrower behavior, 10) the default rate and salvage values of specific collateral, 11) management’s ability to enforce contractual rights through litigation and otherwise, including the collection of contractual interest on claim payments, and 12) management’s remediation strategy for an insured obligation that has defaulted or is expected to default. In addition, management recognizes potential recoveries on paid claims based on probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. As of December 31, 2020, total insurance loss recoverable was $1,677 million. As disclosed by management, a portion of the total insurance loss recoverable relates to RMBS excess spread recoverables, recoverables on paid Puerto Rico losses, and recoverables from claims paid in respect of insured notes issued by Zohar CDO
2003-1,
Limited (“Zohar I”) and Zohar II
2005-1,
Limited (“Zohar II”). Excess spread within insured RMBS securitizations is the difference between interest inflows on mortgage loan collateral and interest outflows on the insured RMBS notes. The aggregate amount of excess spread depends on the future loss trends, which include 1) future delinquency trends, 2) average time to charge-off/liquidate
delinquent loans, 3) the future spread between Prime and the LIBOR interest rates, and 4) subsequent recoveries on previously charged-off
loans associated with insured second-lien RMBS securitizations. For recoverables on paid Puerto Rico losses, the estimates include assumptions related to 1) economic conditions and trends, 2) political developments, 3) the Company’s ability to enforce contractual rights through litigation and otherwise, 4) management’s discussions with other creditors and the obligors and any existing proposals, and 5) the remediation strategy for an insured obligation that has defaulted or is expected to default. As disclosed by management, for the estimated insurance loss recoverable for Zohar I and Zohar II, the primary source of the recoveries will come from the monetization of the assets of Zohar I and Zohar II. Management’s estimate of the insurance loss recoverable for Zohar I and Zohar II includes probability-weighted scenarios of the ultimate monetized recovery from the Zohar I and Zohar II assets.
The principal considerations for our determination that performing procedures relating to the estimation of certain loss and LAE reserves and insurance loss recoverable is a critical audit matter are (i) the significant judgment by management in determining the estimates for the loss and LAE reserves and insurance loss recoverable related to RMBS and Puerto Rico, and recoveries on paid claims related to the Zohar I and Zohar II assets, which in turn led to a high degree of auditor subjectivity and judgment in performing procedures related to these estimates; (ii) the significant audit effort and judgment in evaluating the audit evidence relating to the aforementioned assumptions, cash flow models, estimates and subjective judgments; and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
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
New York, New York
March 1, 2021
We have served as the Company’s auditor since at least 1986. We have not been able to determine the specific year we began serving as auditor of the Company.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $2,078 and $2,705)	$2,257	$2,820
Investments carried at fair value	196	209
Investments pledged as collateral, at fair value (amortized cost $6 and $15)	1	10
Short-term investments, at fair value (amortized cost $281 and $423)	282	423

Total investments	2,736	3,462
Cash and cash equivalents	158	75
Premiums receivable (net of allowance for credit losses $5 and $—)	216	249
Deferred acquisition costs	50	60
Insurance loss recoverable	1,677	1,694
Other assets	84	115
Assets of consolidated variable interest entities:
Cash	9	8
Investments held-to-maturity, at amortized cost (fair value $— and $892)	—	890
Investments carried at fair value	77	83
Loans receivable at fair value	120	136
Loan repurchase commitments	604	486
Other assets	20	26

Total assets	$5,751	$7,284

Liabilities and Equity
Liabilities:
Unearned premium revenue	$405	$482
Loss and loss adjustment expense reserves	990	901
Long-term debt	2,229	2,228
Medium-term notes (includes financial instruments carried at fair value of $110 and $108)	710	680
Investment agreements	269	304
Derivative liabilities	215	175
Other liabilities	161	136
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $350 and $403)	623	1,539

Total liabilities	5,602	6,445

Commitments and contingencies (Refer to Note 19)
Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—283,186,115 and 283,433,401	283	283
Additional paid-in capital	2,962	2,999
Retained earnings (deficit)	(13)	607
Accumulated other comprehensive income (loss), net of tax of $8 and $8	115	(2)
Treasury stock, at cost—229,508,967 and 204,000,108 shares	(3,211)	(3,061)

Total shareholders’ equity of MBIA Inc.	136	826
Preferred stock of subsidiary	13	13

Total equity	149	839

Total liabilities and equity	$5,751	$7,284

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Premiums earned:
Scheduled premiums earned	$59	$68	$114
Refunding premiums earned	14	17	48

Premiums earned (net of ceded premiums of $5, $5 and $5)	73	85	162
Net investment income	76	114	130
Fees and reimbursements	2	1	25
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	(1)	(10)	(56)
Unrealized gains (losses) on insured derivatives	7	25	31

Net change in fair value of insured derivatives	6	15	(25)
Net gains (losses) on financial instruments at fair value and foreign exchange	(38)	52	(17)
Net investment losses related to other-than-temporary impairments:
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	—	(67)	(5)

Net investment losses related to other-than-temporary impairments	—	(67)	(5)
Net gains (losses) on extinguishment of debt	—	(1)	3
Other net realized gains (losses)	—	4	—
Revenues of consolidated variable interest entities:
Net investment income	18	34	35
Net gains (losses) on financial instruments at fair value and foreign exchange	108	105	25
Other net realized gains (losses)	37	(62)	(171)

Total revenues	282	280	162
Expenses:
Losses and loss adjustment	530	242	63
Amortization of deferred acquisition costs	10	11	20
Operating	87	92	71
Interest	178	201	206
Expenses of consolidated variable interest entities:
Operating	5	9	11
Interest	50	82	87

Total expenses	860	637	458

Income (loss) before income taxes	(578)	(357)	(296)
Provision (benefit) for income taxes	—	2	—

Net income (loss)	$(578)	$(359)	$(296)

Net income (loss) per common share:
Basic	$(9.78)	$(4.43)	$(3.33)
Diluted	$(9.78)	$(4.43)	$(3.33)
Weighted average number of common shares outstanding:
Basic	59,071,843	81,014,285	89,013,711
Diluted	59,071,843	81,014,285	89,013,711
The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2020	2019	2018
Net income (loss)	$(578)	$(359)	$(296)
Other comprehensive income (loss):
Available-for-sale securities with no credit losses:
Unrealized gains (losses) arising during the period	83	139	(60)
Provision (benefit) for income taxes	—	—	5

Total	83	139	(65)
Reclassification adjustments for (gains) losses included in net income (loss)	(19)	(13)	(5)
Available-for-sale securities with credit losses:
Unrealized gains (losses) arising during the period	—	—	41
Reclassification adjustments for (gains) losses included in net income (loss)	—	25	5

Total	—	25	5
Foreign currency translation:
Foreign currency translation gains (losses)	(3)	—	2

Total	(3)	—	2
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	50	(25)	52
Reclassification adjustments for (gains) losses included in net income (loss)	6	28	—

Total other comprehensive income (loss)	117	154	30

Comprehensive income (loss)	$(461)	$(205)	$(266)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2020, 2019 and 2018
(In millions except share amounts)

	2020	2019	2018
Common shares
Balance at beginning of year	283,433,401	283,625,689	283,717,973
Common shares issued (cancelled), net	(247,286)	(192,288)	(92,284)

Balance at end of year	283,186,115	283,433,401	283,625,689
Common stock amount
Balance at beginning and end of year	$283	$284	$284
Period change	—	(1)	—

Balance at end of period	$283	$283	$284
Additional paid-in capital
Balance at beginning of year	$2,999	$3,025	$3,171
Treasury shares issued for warrant exercises	—	—	(21)
Share-based compensation	(37)	(26)	(125)

Balance at end of year	$2,962	$2,999	$3,025
Retained earnings (deficit)
Balance at beginning of year	$607	$966	$1,095
ASU 2016-13 transition adjustment	(42)	—	—
ASU 2016-01 transition adjustment	—	—	164
ASU 2018-02 transition adjustment	—	—	3
Net income (loss)	(578)	(359)	(296)

Balance at end of year	$(13)	$607	$966
Accumulated other comprehensive income (loss)
Balance at beginning of year	$(2)	$(156)	$(19)
ASU 2016-01 transition adjustment	—	—	(164)
ASU 2018-02 transition adjustment	—	—	(3)
Other comprehensive income (loss)	117	154	30

Balance at end of year	$115	$(2)	$(156)
Treasury shares
Balance at beginning of year	(204,000,108)	(193,803,976)	(192,233,526)
Treasury shares issued for warrant exercises	—	—	1,277,620
Treasury shares acquired under share repurchase program	(26,430,768)	(11,098,995)	(5,842,567)
Share-based compensation	921,909	902,863	2,994,497

Balance at end of year	(229,508,967)	(204,000,108)	(193,803,976)
Treasury stock amount
Balance at beginning of year	$(3,061)	$(3,000)	$(3,118)
Treasury shares issued for warrant exercises	—	—	34
Treasury shares acquired under share repurchase program	(198)	(101)	(48)
Share-based compensation	48	40	132

Balance at end of year	$(3,211)	$(3,061)	$(3,000)
Total shareholders’ equity of MBIA Inc.
Balance at beginning of year	$826	$1,119	$1,413
Period change	(690)	(293)	(294)

Balance at end of year	$136	$826	$1,119

Preferred stock of subsidiary shares
Balance at beginning and end of year	1,315	1,315	1,315
Preferred stock of subsidiary amount
Balance at beginning of year	$13	$13	$12
Period change	—	—	1

Balance at end of year	13	13	13

Total equity	$149	$839	$1,132

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Premiums, fees and reimbursements received	$28	$47	$86
Investment income received	118	176	205
Insured derivative commutations and losses paid	(1)	(11)	(56)
Financial guarantee losses and loss adjustment expenses paid	(475)	(489)	(385)
Proceeds from recoveries and reinsurance	84	155	61
Operating and employee related expenses paid	(73)	(77)	(83)
Interest paid, net of interest converted to principal	(84)	(180)	(146)
Income taxes (paid) received	13	11	(1)

Net cash provided (used) by operating activities	(390)	(368)	(319)

Cash flows from investing activities:
Purchases of available-for-sale investments	(1,133)	(2,140)	(2,265)
Sales of available-for-sale investments	1,095	2,195	2,117
Paydowns and maturities of available-for-sale investments	724	857	329
Purchases of investments at fair value	(179)	(151)	(189)
Sales, paydowns and maturities of investments at fair value	198	617	212
Sales, paydowns and maturities (purchases) of short-term investments, net	143	(157)	420
Sales, paydowns and maturities of held-to-maturity investments	890	—	—
Paydowns and maturities of loans receivable and other instruments at fair value	16	74	614
Consolidation of variable interest entities	—	72	—
Deconsolidation of variable interest entities	—	(2)	(7)
(Payments) proceeds for derivative settlements	(16)	(98)	(24)
Capital expenditures	—	—	(1)

Net cash provided (used) by investing activities	1,738	1,267	1,206

Cash flows from financing activities:
Proceeds from investment agreements	12	15	12
Principal paydowns of investment agreements	(48)	(25)	(37)
Principal paydowns of medium-term notes	—	(57)	(85)
Principal paydowns of variable interest entity notes	(914)	(765)	(598)
Principal paydowns of long-term debt	(115)	(150)	—
Purchases of treasury stock	(200)	(106)	(44)
Other financing	—	(8)	—

Net cash provided (used) by financing activities	(1,265)	(1,096)	(752)

Effect of exchange rate changes on cash and cash equivalents	1	—	(1)
Net increase (decrease) in cash and cash equivalents	84	(197)	134
Cash and cash equivalents—beginning of year	83	280	146

Cash and cash equivalents—end of year	$167	$83	$280

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(578)	$(359)	$(296)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	29	62	60
Deferred acquisition costs	10	12	21
Accrued investment income	6	20	8
Unearned premium revenue	(77)	(105)	(165)
Loss and loss adjustment expense reserves	86	—	(46)
Insurance loss recoverable	16	(99)	(213)
Accrued interest payable	133	106	157
Accrued expenses	34	12	(9)
Net investment losses related to other-than-temporary impairments	—	67	5
Unrealized (gains) losses on insured derivatives	(7)	(25)	(31)
Net (gains) losses on financial instruments at fair value and foreign exchange	(70)	(157)	(8)
Other net realized (gains) losses	(37)	58	171
Deferred income tax provision (benefit)	12	13	—
Interest on variable interest entities, net	6	(3)	17
Other operating	47	30	10

Total adjustments to net income (loss)	188	(9)	(23)

Net cash provided (used) by operating activities	$(390)	$(368)	$(319)

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
Business Developments
Puerto Rico
During 2020, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $391 million
. On January
1
,
2021
, Puerto Rico also defaulted on scheduled debt service for National insured bonds and National paid gross claim payments in the aggregate of $
51
 million
. As of December
31
,
2020
, National had $
2.9
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
 In addition, the restructuring the RSA contemplates has received criticism from various parties including members of the Puerto Rico government and other stakeholders. This opposition could adversely impact the ability of the Oversight Board and RSA Parties to obtain final approval of the RSA.
GO PSA
On June 17, 2019, the Oversight Board announced it had reached a plan support agreement (“PSA”) with certain Commonwealth General Obligation (“GO”) bondholders and guaranteed Puerto Rico Buildings Authority (“PBA”) bondholders on a framework for a plan of adjustment to resolve $35.0 billion worth of debt and unsecured claims against the Commonwealth. On February 9, 2020, the Oversight Board posted an amended PSA. National and the other monolines were not parties to the amended PSA. On February 10, 2021, following several months of Court recommend mediation, the Oversight Board filed a motion stating it had an agreement in principle with certain PSA parties representing approximately $7 billion in GO and PBA Bonds, and requested until March 8, 2021 to file an amended plan. The Court approved the request. On February 22, 2021, National agreed to join a revised PSA, dated as of February 22, 2021 (the “2021 PSA”), among the Oversight Board, certain holders of GO Bonds and PBA Bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp, and Syncora Guarantee Inc. in connection with the GO and PBA Title III cases. The 2021 PSA provides that, among other things, National shall receive a pro rata share of allocable cash, newly issued General Obligation bonds, a contingent value instrument and certain fees. National has the right to unilaterally terminate its participation in the 2021 PSA on or prior to March 31, 2021. The 2021 PSA contemplates a plan becoming effective on or before December 15, 2021.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

In the event that National does not terminate its participation in the 2021 PSA on or prior to March 31, 2021, the Oversight Board and National shall jointly request the entry of an order in the Title III court staying National’s actions to lift the automatic stay in the GO and HTA cases and to appoint a trustee in the HTA Title III case pursuant to Section 926, both currently before the First Circuit Court of Appeals, together with other actions related to the clawback of HTA funds from the Commonwealth, and National shall take no further action with respect to those proceedings subject to the Commonwealth plan becoming effective.
On October 5, 2020, National filed a motion seeking entry of an order directing an investigation into whether certain hedge funds violated the Court’s orders by trading in the debtors’ securities, including GO bonds and PBA bonds, during the Title III mediation process. On October 28, 2020, the Court heard argument and denied National’s motion.
Credit Suisse
In November of 2020, the court overseeing MBIA Corp.’s litigation against Credit Suisse Securities (USA) LLC and DLJ Mortgage Capital, Inc. (collectively, “Credit Suisse”), issued a decision declaring that MBIA Corp. had succeeded at trial in establishing that a majority of the loans in the HEMT 2007-2 RMBS transaction sponsored by Credit Suisse were ineligible. In January of 2021, the Court issued an order declaring that Credit Suisse was liable to MBIA Corp. for approximately $604 million in damages. On February 9, 2021, the parties to the litigation entered into a settlement agreement pursuant to which Credit Suisse paid MBIA Corp. $600 million and on February 11, 2021, the court entered an order dismissing the case. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” for a discussion of the Company’s Credit Suisse put-back claims.
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
COVID-19
COVID-19, a respiratory disease caused by a new strain of coronavirus, was declared a pandemic by the World Health Organization in March of 2020 and continues to affect a wide range of economic activities, as well as domestic and global business and financial markets. In December of 2020, the U.S. Food and Drug Administration approved the distribution of COVID-19 vaccines that, once widely adopted and utilized, may materially reduce the impact of COVID-19 going forward, although the impact of the virus including certain new strains remain uncertain. The impact, scope and duration of any new strains of the virus, and the ability to successfully distribute the vaccines, remain largely unknown. The attendant governmental policy and social responses, and economic and financial consequences, continue to be the subject of considerable attention and development. The Company continues to perform all of its traditional operations, including surveilling and, as necessary, remediating, the credits in its insured portfolios.
Insured portfolios
The Company continues to regularly assess the financial impact of the pandemic on its operating insurance companies’ overall insured portfolios. It remains challenging to comprehensively quantify, or account for the impact of the outbreak on most of the specific credits within the Company’s insured portfolios, due to, in part, challenges in determining whether and to what extent the underlying credits will be able or willing to continue to meet their debt service obligations or avoid long term impairment in this environment. Adverse developments on

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

macroeconomic factors resulting from the spread of COVID-19, including without limitation reduced economic activity and certainty, increased unemployment, increased loan defaults or delinquencies, and increased stress on municipal budgets, including due to reduced tax revenues and the ability to raise taxes or limit spending, could materially and adversely affect the performance of the Company’s insured portfolios. The impact of the pandemic on the Company’s financial guarantee credits is likely to vary based on the nature of the taxes, fees and revenues pledged to debt repayment and their sensitivity to the related slowdown in economic activity. The duration of the pandemic, the availability of federal aid to state and local governments, and the breadth and speed of economic recovery may all contribute to the ultimate degree and length of the economic stress incurred by the credits in the Company’s insured portfolios. Further, any national recession that may result from the pandemic and its aftermath could present additional but yet unknown credit risks to the Company’s insured portfolios.
Federal legislation passed to combat the economic impact of the pandemic, principally the $2.7 trillion Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, included significant aid to public sector issuers including states, territories, healthcare, higher education and transportation issuers. In addition, the Federal Reserve has announced several actions in furtherance of its mandate from Congress to promote the stability of the financial system that are directly supportive of the municipal market. It is premature to assess whether these or any subsequent federal responses will prevent or reduce financial distress in the municipal sector. If the issuers of the obligations in National’s insured portfolio, including Puerto Rico, are unable to raise taxes, reduce spending, or receive federal assistance, the Company may experience new or additional losses or impairments on those obligations, which could materially and adversely affect its business, financial condition and financial results. In December of 2020, Congress passed an additional $900 billion coronavirus relief bill, however, this latest aid package does not include direct funding to states and local governments. In January of 2021, a new $1.9 trillion relief plan was proposed that includes assistance to further stabilize the financial system, help with vaccine distribution, and direct funding for states and local governments.
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
MBIA Corp. also projects to collect excess spread from insured RMBS; however, the amount and timing of these collections are uncertain.
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
Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any cross defaults between the entities and the lack of reliance by MBIA Inc. on MBIA Corp. for dividends, the Company does not believe that a rehabilitation or liquidation proceeding with respect to MBIA Insurance Corporation would have any significant liquidity impact on MBIA Inc. Such a proceeding could have material adverse consequences for MBIA

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

Corp., including the termination of derivative contracts for which counterparties may assert market-based claims, the acceleration of debt obligations issued by affiliates and insured by MBIA Corp., the loss of control of MBIA Insurance Corporation to a rehabilitator or liquidator, and unplanned costs.
Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” for additional information about MBIA Corp.’s recoveries.
Corporate Liquidity
Based on the Company’s projections of National’s dividends and other cash inflows, the Company expects that MBIA Inc. will have sufficient cash to satisfy its debt service and general corporate needs. However, MBIA Inc. continues to have liquidity risk that could be caused by interruption of or reduction in dividends from National, deterioration in the performance of invested assets, impaired access to the capital markets, as well as other factors, which are not anticipated at this time. Furthermore, failure by MBIA Inc. to settle liabilities that are insured by MBIA Corp. could result in claims on MBIA Corp.
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
related unrealized gains

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

and losses, net of applicable deferred income taxes, reflected in accumulated other comprehensive income (loss) (“AOCI”) in shareholders’ equity. The specific identification method is used to determine realized gains and losses on AFS securities. HTM investments, for which the Company had the ability and intent to hold such investments to maturity, were redeemed during 2020, and were reported in the consolidated balance sheets at amortized cost (net of an allowance for credit losses). Investments carried at fair value consist of equity instruments, and certain investments elected under the fair value option, or classified as trading. Short-term investments held as AFS include all fixed-maturity securities with a remaining maturity of less than one year at the date of purchase, commercial paper and money market securities. Changes in fair value of investments carried at fair value and realized gains and losses from the sale of investment securities are reflected in earnings as part of “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.
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
As part of the adoption of Accounting Standards Update (“ASU”)
2016-13,
effective January 1, 2020, accrued interest income on debt securities is not assessed for credit losses since the Company reverses any past due accrued interest income through earnings as a charge against net investment income. Interest income is subsequently recognized to the extent cash is received.
Credit Losses on Debt Securities
For AFS debt securities, the Company’s consolidated statements of operations reflect the full impairment (the difference between a security’s amortized cost basis and fair value) if the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. For AFS debt securities in an unrealized loss position and HTM debt securities held prior to their redemption during 2020, the securities are evaluated on a quarterly basis to determine if credit losses exist. The Company considers that credit losses exist when the Company does not expect to recover the entire amortized cost basis of the debt security. The Company measures an allowance for credit losses on a security-by-security
basis as the difference between the recorded investment and the present value of the cash flows expected to be collected, discounted at the instrument’s effective interest rate. Only the amount of impairment associated with the credit losses are recognized as charges to earnings.
As part of the adoption of ASU
2016-13,
effective January 1, 2020, the Company no longer records impairments for credit losses as adjustments to the amortized cost of the debt securities, but rather records an allowance for credit losses. The carrying values of debt securities are presented net of any allowance for credit losses. For AFS debt securities, adjustments to the amortized cost basis are recorded if there is an intent to sell before recovery from impairment. For debt securities with an allowance for credit loss, changes in credit losses including accretion of the allowance for credit losses are recognized in earnings through other net realized gains (losses) with a corresponding change to the allowance for credit losses.
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
Derivatives
Derivative instruments are reported at fair value on the consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the contract, and changes in fair value are reported in the consolidated statements of operations within “Net gains (losses) on financial instruments at fair value and foreign exchange” or “Unrealized gains (losses) on insured derivatives” depending on the nature of the derivative. The net change in the fair value of the Company’s insured derivatives has two primary components: (i) realized gains (losses) and other settlements on insured derivatives and (ii) unrealized gains (losses) on insured derivatives. “Realized gains (losses) and other settlements on insured derivatives” include (i) premiums received and receivable on sold CDS contracts, (ii) premiums paid and payable to reinsurers in respect to CDS contracts, (iii) net amounts received or paid on reinsurance commutations, (iv) losses paid and payable to CDS contract counterparties due to the occurrence of a credit event or settlement agreement, (v) losses recovered and recoverable on purchased CDS contracts due to the occurrence of a credit event or settlement agreement and (vi) fees relating to CDS contracts. “Unrealized gains (losses) on insured derivatives” include all other changes in the fair values of the insured derivative contracts. As of December 31, 2020, the Company had no remaining insured exposure accounted for as an insured CDS derivative.
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
Credit Losses on Premium Receivables
The Company evaluates the collectability of outstanding premium receivables on a quarterly basis and measures any allowance for credit losses as the difference between the recorded premium receivable amount and the current projected net present value of premiums expected to be collected, discounted at the effective interest rate, which is the applicable risk-free rate described in the preceding paragraph. Estimating the allowance for credit losses involves substantial judgment, including forecasting an insured transaction’s cash flows, such as the future performance of the transaction’s underlying assets and the impact of certain macro-economic factors, as well as incorporating any historical experience of uncollectible balances and a transaction’s liability structure, including the seniority of premium payments to the Company.
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
Recent Accounting Developments
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04)
In March of 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or other rates that are expected to be discontinued, subject to meeting certain criteria. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022. The Company is evaluating the impact of adopting ASU 2020-04.
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

m
ost significantly impact the entity’s economic performance. The Company generally considers its guarantee of principal and interest payments of insured obligations, given nonperformance by a VIE, to be an obligation to absorb losses of the entity that could potentially be significant to the VIE. At the time the Company determines it has the ability to direct the activities of a VIE that most significantly impact the economic performance of the entity based on facts and circumstances, MBIA is deemed to have a controlling financial interest in the VIE and is required to consolidate the entity as primary beneficiary. The Company performs an ongoing reassessment of controlling financial interest that may result in consolidation or deconsolidation of any VIE.
Consolidated VIEs
The carrying amounts of assets and liabilities of consolidated VIEs were $830 million and $623

million, respectively, as of December 31, 2020 and $1.6

billion and $1.5

billion, respectively, as of December 31, 2019. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. In 2020, the Company deconsolidated two structured finance VIEs due to the prepayment of the outstanding notes of the VIEs. The allowance for credit losses on HTM assets held by one of the structured finance VIEs was reduced to zero. Refer to “Note 8: Investments” for further information on credit losses on investments. Also in 2020, the Puerto Rico Sales Tax Financing Corporation (“COFINA”) Trusts established in 2019 (the “Trusts”) were legally dissolved and the seven related VIEs were deconsolidated. There was no impact on the Company’s consolidated statement of operations due to the deconsolidation of these VIEs. In the first quarter of 2019, the Company consolidated seven VIEs related to the Trusts established in connection with the COFINA Plan of Adjustment. On the initial consolidation of the Trusts, the Company recorded a loss of $42 million, representing the difference between the fair value of the Company’s financial guarantee within the Trusts and the carrying value of the insurance related balances on the COFINA policies. During 2019, all of the uninsured bonds held in the Trusts were sold and the proceeds were used to reduce National’s obligations under its original insurance policies upon passing the proceeds through the Trusts to certificate holders. In addition, in 2019, National elected to make a voluntary additional payment in the amount of $66 million with the effect of simultaneously reducing the Trust’s obligations to zero and satisfying in full the obligations under its original insurance policies. Also in 2019, two structured finance VIEs were deconsolidated as a result of the termination of the Company’s insurance policies related to those VIEs and the Company recorded losses of $16 million primarily due to credit losses in AOCI that were released to earnings. Consolidation and deconsolidation gains and losses are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations.
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
Nonconsolidated VIEs
The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of December 31, 2020 and 2019. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4: Variable Interest Entities (continued)

	December 31, 2020
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$1,835	$21	$16	$90	$14	$482
Consumer asset-backed	293	—	1	1	1	15
Corporate asset-backed	735	—	5	364	5	—

Total global structured finance	2,863	21	22	455	20	497
Global public finance	1,434	—	7	—	7	2

Total insurance	$4,297	$21	$29	$455	$27	$499

	December 31, 2019
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$2,253	$15	$19	$107	$16	$436
Mortgage-backed commercial	26	—	—	—	—	—
Consumer asset-backed	384	—	1	1	1	11
Corporate asset-backed	937	—	6	673	7	—

Total global structured finance	3,600	15	26	781	24	447
Global public finance	1,926	—	8	—	9	—

Total insurance	$5,526	$15	$34	$781	$33	$447

Note 5: Insurance Premiums
The Company recognizes and measures premiums related to financial guarantee (non-derivative) insurance and reinsurance contracts in accordance with the accounting principles for financial guarantee insurance contracts.
As of December 31, 2020, the Company recorded $5 million as an allowance for credit losses on premium receivables. Refer to “Note 2: Significant Accounting Policies” and “Note 3: Recent Accounting Pronouncements” for further information regarding the accounting related to credit losses on premium receivables.
As of December 31, 2020 and 2019, the weighted average risk-free rates used to discount future installment premiums were 2.7% and 2.8%, respectively, and the weighted average expected collection term of the premiums receivable was 8.75 years and 8.86 years, respectively. As of December 31, 2020 and 2019, reinsurance premiums payable was $15 million and $17 million, respectively, and is included in “Other liabilities” in the Company’s consolidated balance sheets. The reinsurance premiums payable is accreted and paid to reinsurers as premiums due to MBIA are accreted and collected.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5: Insurance Premiums (continued)
The following tables present a roll forward of the Company’s premiums receivable for the years ended December 31, 2020 and 2019.

In millions			Adjustments
Premiums Receivable as of December 31, 2019	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount (1)	Other (2)	Premiums Receivable as of December 31, 2020
$ 249	$(30)	$—	$(1)	$6	$(8)	$216

(1)—Recorded within premiums earned on MBIA’s consolidated statement of operations.
(2)—The change primarily relates to a reduction in installment premiums due to refunding activity and the recording of an allowance for credit losses under Financial Instruments-Credit Losses, partially offset by changes in foreign exchange currency rates.

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
The following table presents the undiscounted future amount of premiums expected to be collected and the period in which those collections are expected to occur:

In millions	Expected Collection of Premiums
Three months ending:
March 31, 2021	$3
June 30, 2021	10
September 30, 2021	5
December 31, 2021	10

Twelve months ending:
December 31, 2022	24
December 31, 2023	22
December 31, 2024	20
December 31, 2025	18

Five years ending:
December 31, 2030	64
December 31, 2035	45
December 31, 2040 and thereafter	54

Total	$275

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5: Insurance Premiums (continued)

The following table presents the unearned premium revenue balance and future expected premium earnings as of and for the periods presented:

In millions	Unearned Premium Revenue	Expected Future Premium Earnings		Accretion	Total Expected Future Premium Earnings
		Upfront	Installments
December 31, 2020	$405

Three months ending:
March 31, 2021	392	$6	$7	$1	$14
June 30, 2021	379	6	7	1	14
September 30, 2021	367	6	6	2	14
December 31, 2021	355	6	6	1	13

Twelve months ending:
December 31, 2022	310	21	24	5	50
December 31, 2023	271	19	20	4	43
December 31, 2024	235	17	19	4	40
December 31, 2025	204	15	16	4	35

Five years ending:
December 31, 2030	104	50	50	15	115
December 31, 2035	50	24	30	9	63
December 31, 2040 and thereafter	—	16	34	9	59

Total		$186	$219	$55	$460

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
—
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
—
Includes issuers where debt service protection is adequate under current and anticipated circumstances, although adverse trends have developed and are more pronounced than for “Caution List – Low.” Issuers in this category may have breached one or more covenants or triggers. These issuers are more closely monitored by IPM but generally take remedial action on their own.
“Caution List—High”
—
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
“Classified List”
—
Includes all insured obligations where the Company has paid a claim or where a claim payment is expected. It also includes insured obligations where a significant LAE payment has been made, or is expected to be made, to mitigate a claim payment. This may include property improvements, bond purchases and commutation payments. Generally, IPM is actively remediating these credits where possible, including restructurings through legal proceedings, usually with the assistance of specialist counsel and advisors.
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
In establishing case basis loss reserves, the Company calculates the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and the weighted average remaining life of the insurance contract as required by accounting

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

principles for financial guarantee contracts. Yields on U.S. Treasury offerings are used to discount loss reserves denominated in U.S. dollars, which represent the majority of the loss reserves. Similarly, yields on foreign government offerings are used to discount loss reserves denominated in currencies other than the U.S. dollar. Significant changes in discount rates from period to period may have a material impact on the present value of the Company’s loss reserves and expected recoveries. In addition, if the Company were to apply different discount rates, its case basis reserves may have been higher or lower than those established as of December 31, 2020. For example, a higher discount rate applied to expected future payments would have decreased the amount of a case basis reserve established by the Company and a lower rate would have increased the amount of a reserve established by the Company. Similarly, a higher discount rate applied to the potential future recoveries would have decreased the amount of a loss recoverable established by the Company and a lower rate would have increased the amount of a loss recoverable established by the Company.
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
International and Structured Finance Insurance
The international and structured finance insurance segment’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP do not include financial guarantee VIEs that are eliminated in consolidation. In addition,
COVID-19
may present additional but unknown credit risks to MBIA Corp.’s insured portfolio. Refer to “Note 1: Business Developments and Risk and Uncertainties”, for further information on
COVID-19.
RMBS Case Basis Reserves (Financial Guarantees)
The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies, excluding those on consolidated VIEs. The Company’s first-lien RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company’s second-lien RMBS case basis reserves relate

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

to RMBS backed by home equity lines of credit and
closed-end
second mortgages. The Company calculated RMBS case basis reserves as of December 31, 2020 for both first and second-lien RMBS transactions using a process called the Roll Rate Methodology (“Roll Rate Methodology”). The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Roll Rate is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off
or liquidated. The loss reserve estimates are based on a probability-weighted average of potential scenarios of loan losses. Additional data used for both second and first-liens include historic averages of deal specific voluntary prepayment rates, forward projections of the LIBOR interest rates, and historic averages of deal-specific loss severities. In addition, for second-lien RMBS backed by home equity lines of credit, the Company assumes a constant basis spread between Prime and LIBOR interest rates.
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
Second-lien
Put-Back
Claims Related to Ineligible Loans
As of December 31, 2020, the Company had settled all of its
put-back
claims relating to the inclusion of ineligible loans in securitizations it insured, with only its claims against Credit Suisse outstanding. In the litigation brought to pursue these claims, Credit Suisse had challenged the Company’s assessment of the ineligibility of individual mortgage loans. In November of 2020, following a trial and post-trial briefing, the court overseeing the litigation issued a decision declaring that MBIA Corp. had succeeded in establishing that a majority of the loans in the transaction were ineligible. In January of 2021, the Court issued an order declaring that Credit Suisse was liable

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

to MBIA Corp. for approximately $604 million in damages. On February 9, 2021, the parties to the litigation entered into a settlement agreement pursuant to which Credit Suisse paid MBIA Corp. $600 million, and on February 11, 2021, the court entered an order dismissing the case. Refer to “Note 19: Commitments and Contingencies” for further information about the Company’s litigation with Credit Suisse. As of December 31, 2020, the Company consolidated the RMBS securitization originated by Credit Suisse as a VIE and, therefore, eliminates its estimate of recoveries from its insurance accounting and reflects such recoveries in its accounting for the loan repurchase commitments asset of the VIE using a fair value measurement.
CDO Reserves and Recoveries
The Company also has loss and LAE reserves on certain transactions within its CDO portfolio, primarily its multi-sector CDO asset class that was insured in the form of financial guarantee policies. MBIA’s insured multi-sector CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes, but are not limited to, RMBS, commercial mortgage-backed securities (“CMBS”), ABS and CDO collateral). The Company’s process for estimating reserves and credit impairments on these policies is determined as the present value of the probability-weighted potential future losses, net of estimated recoveries, across multiple scenarios. The Company considers several factors when developing the range of potential outcomes and their impact on MBIA. A range of loss scenarios is considered under different default and severity rates for each transaction’s collateral. Additionally, each transaction is evaluated for its commutation potential.
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
While MBIA Corp. anticipates that the primary source of the recoveries will come from the monetization of the Zohar Assets, significant uncertainty remains with respect to realizable value. In late March of 2020, the original sponsor of the Zohar Funds resigned from her role as director and manager of all but one of the portfolio companies, which companies have debt and equity that comprise, in part, the Zohar Assets. New directors and managers are currently in place at all but two of the portfolio companies, which are all subject to the above-referenced monetization process. There can be no assurance, however, that the recent coronavirus outbreak and/or other developments will not cause the monetization of the Zohar Assets to be delayed or impacted. Salvage and subrogation recoveries related to Zohar I and Zohar II are reported within “Insurance loss recoverable” on the Company’s consolidated balance sheet. The Company’s estimate of the insurance loss recoverable for Zohar I and Zohar II includes probability-weighted scenarios of the ultimate monetized recovery from the Zohar Assets.
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
Summary of Loss and LAE Reserves and Recoveries
The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs for the international and structured finance insurance segment, which are included in the Company’s consolidated balance sheets as of December 31, 2020 and 2019 are presented in the following table:

	As of December 31, 2020		As of December 31, 2019
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (2)	Insurance loss recoverable	Loss and LAE reserves (2)
U.S. Public Finance Insurance	$1,220	$469	$911	$432
International and Structured Finance Insurance:
Before VIE eliminations (1)	1,082	780	1,286	749
VIE eliminations (1)	(625)	(259)	(503)	(280)

Total international and structured finance insurance	457	521	783	469

Total	$1,677	$990	$1,694	$901

(1)—Includes loan repurchase commitments of $604 million and $486 million as of December 31, 2020 and 2019, respectively.
(2)—Amounts are net of expected recoveries.
Changes in Loss and LAE Reserves
The following table presents changes in the Company’s loss and LAE reserves for the years ended December 31, 2020 and 2019. Changes in loss and LAE reserves, with the exception of loss and LAE payments are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of December 31, 2020, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 0.92%. LAE reserves are generally expected to be settled within a one-year period and are not discounted. As of December 31, 2020 and 2019 the Company’s gross loss and LAE reserves included $30 million and $34 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2020
Gross Loss and LAE Reserves as of December 31, 2019 (1)	Loss Payments	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Other	Gross Loss and LAE Reserves as of December 31, 2020 (1)
$ 901	$(441)	$11	$(86)	$606	$8	$(9)	$990

(1)—Includes changes in amount and timing of estimated payments and recoveries.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2019
Gross Loss and LAE Reserves as of December 31, 2018 (1)	Loss Payments	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Changes in LAE Reserves	Other	Gross Loss and LAE Reserves as of December 31, 2019 (1)
$ 965	$(431)	$18	$(54)	$407	$23	$(26)	$(1)	$901

(1)—Includes changes in amount and timing of estimated payments and recoveries.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The increase in the Company’s loss and LAE reserves for the year ended December 31, 2020, primarily related to an increase in expected payments on certain Puerto Rico exposures and an increase in losses on insured first-lien RMBS due to the decline in risk-free rates during 2020 used to present value loss reserves. This increase was partially offset by actual payments made and favorable changes in future recoveries on unpaid losses due to the decline in risk-free rates on certain Puerto Rico exposures.
The decrease in the Company’s loss reserves during 2019 primarily relates to payments on certain Puerto Rico exposures and the elimination of COFINA loss reserves due to the consolidation of the Trusts as VIEs. These decreases were partially offset by an increase in loss reserves related to certain Puerto Rico exposures and first-lien RMBS transactions.
Changes in Insurance Loss Recoverable
Insurance loss recoverable represents the Company’s estimate of recoveries on paid claims and LAE. The Company recognizes potential recoveries on paid claims based on the probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. The following table presents changes in the Company’s insurance loss recoverable for the years ended December 31, 2020 and 2019. Changes in insurance loss recoverable with the exception of collections, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable for the Year Ended December 31, 2020
In millions	Gross Reserve as of December 31, 2019	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions (1)	Other	Gross Reserve as of December 31, 2020
Insurance loss recoverable	$1,694	$(49)	$14	$115	$(94)	$(3)	$1,677

(1)—Includes amounts related to paid claims and LAE.

		Changes in Insurance Loss Recoverable for the Year Ended December 31, 2019
In millions	Gross Reserve as of December 31, 2018	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions (1)	Other (2)	Gross Reserve as of December 31, 2019
Insurance loss recoverable	$1,595	$(148)	$35	$70	$105	$37	$1,694

(1)—Includes amounts related to paid claims and LAE that are expected to be recovered in the future.
(2)—Primarily changes in amount and timing of collections.
The decrease in the Company’s insurance loss recoverable during 2020 was primarily due to a decline in expected recoveries on CDOs. This was partially offset by certain Puerto Rico claim payments that are expected to be recovered in the future as well as a decline in risk-free rates on certain Puerto Rico exposures.
The increase in the Company’s insurance loss recoverable during 2019 was primarily due to estimated recoveries of claims paid on certain Puerto Rico credits, partially offset by amounts received related to recoveries on second-lien RMBS and CDO transactions and a decline in the amount of estimated future recoveries related to CDO transactions.
Loss and LAE Activity
For the year ended December 31, 2020, loss and LAE incurred primarily related to a decrease in expected salvage collections related to CDOs, an increase in actual and expected payments on certain Puerto Rico credits and an increase in losses on first-lien RMBS due to the decline in risk-free rates during 2020 used to present value loss reserves. During 2020, overall, risk-free rates used to discount loss reserve and recovery cash flows declined. The decline in risk-free rates had the impact of increasing the present value of recoveries, primarily on certain Puerto Rico credits, which was partially offset by the impact of increasing the present value of future claim payments across the Company’s insured portfolio.

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
Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the years ended December 31, 2020, 2019 and 2018 gross LAE related to remediating insured obligations were $51 million, $29

million and $23, respectively.
Surveillance Categories
The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2020:

	Surveillance Categories
	Caution	Caution	Caution
	List	List	List	Classified
$ in millions	Low	Medium	High	List	Total
Number of policies	46	16	—	219	281
Number of issues (1)	16	3	—	100	119
Remaining weighted average contract period (in years)	6.4	6.4	—	7.9	7.4
Gross insured contractual payments outstanding: (2)
Principal	$1,422	$123	$—	$3,302	$4,847
Interest	1,974	54	—	1,441	3,469

Total	$3,396	$177	$—	$4,743	$8,316

Gross Claim Liability (3)	$—	$—	$—	$1,088	$1,088
Less:
Gross Potential Recoveries (4)	—	—	—	1,947	1,947
Discount, net (5)	—	—	—	(173)	(173)

Net claim liability (recoverable)	$—	$—	$—	$(686)	$(686)

Unearned premium revenue	$10	$—	$—	$35	$45
Reinsurance recoverable on paid and unpaid losses (6)					$11

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
The investment in the fixed-income fund was measured at fair value by applying the net asset value per share practical expedient. During 2020, the investment in the fixed-income fund was redeemed. The investment in the fixed-income fund as of December 31, 2019 is included as “Investments carried as fair value” on the Company’s consolidated balance sheet.
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
Prior to the termination in the fourth quarter of 2020 of its remaining insured CDS contract carried at fair value, the Company used an internally developed Direct Price Model to value its insured credit derivative that incorporated market prices or estimated prices for all collateral within the transaction, the present value of the market-implied potential losses, and nonperformance risk. The valuation of the insured credit derivative included the impact of its credit standing. The insured credit derivative was categorized in Level 3 of the fair value hierarchy based on unobservable inputs that were significant to the fair value measurement in its entirety.
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

O
ther Liabilities
Other payable relates to certain contingent consideration. The fair value of the liability is based on the cash flow methodologies using observable and unobservable inputs. Unobservable inputs include invested asset balances and asset management fees that are significant to the fair value estimate and the liability is categorized in Level 3 of the fair value hierarchy.
Significant Unobservable Inputs
The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

In millions	Fair Value as of December 31, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$120	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee (2)	-28%—109% (22%) (1)
Loan repurchase commitments	604	Discounted cash flow	Recovery value (3)
Liabilities of consolidated VIEs:
Variable interest entity notes	303	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	30%—73% (57%) (1)
Other derivative liabilities	49	Discounted cash flow	Cash flows	$49—$49 ($49)

(1)—Weighted average represents the total MBIA guarantees as a percentage of total instrument fair value.
(2)—Negative percentage represents financial guarantee policies in a receivable position.
(3)—Recovery value reflects an estimate of the amount to be awarded to the Company as part of litigation seeking to enforce its contractual rights.

In millions	Fair Value as of December 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$136	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee (1)	-20%—99% (22%)
Loan repurchase commitments	486	Discounted cash flow	Recovery rates (2) Breach rates (2)
Liabilities of consolidated VIEs:
Variable interest entity notes	347	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	37%—76% (61%)
Credit derivative liabilities—CMBS	7	Direct Price Model	Nonperformance risk	54%—54% (54%)
Other derivative liabilities	34	Discounted cash flow	Cash flows	$0—$49 ($25) (3)

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
As of December 31, 2020, the significant unobservable input used in the fair value measurement of the Company’s loan repurchase commitments of consolidated VIEs is a recovery value, which reflects an estimate of the amount to be awarded to the Company as part of litigation seeking to enforce its contractual rights. The Company’s remaining loan repurchase commitments were settled in the first quarter of 2021 for $600 million. As of December 31, 2019, the significant unobservable inputs used in the fair value measurement of the Company’s loan repurchase commitments of consolidated VIEs are a breach rate, which represented the percentage of ineligible loans held within a trust, and a recovery rate, which reflected the estimate of future cash receipts including legal risk in the enforcement of the Company’s contractual rights.
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
As of December 31, 2019, the significant unobservable input used in the fair value measurement of MBIA Corp.’s CMBS credit derivative, which was valued using the Direct Price Model, is nonperformance risk. The nonperformance risk is an assumption of MBIA Corp.’s own ability to pay and whether MBIA Corp. will have the necessary resources to pay the obligations as they come due. Any significant increase or decrease in MBIA Corp.’s nonperformance risk would have resulted in a decrease or increase in the fair value of the derivative liabilities, respectively.
The significant unobservable input used in the fair value measurement of MBIA Corp.’s other derivatives, which are valued using a discounted cash flow model, is the estimates of future cash flows discounted using market rates and CDS spreads. Any significant increase or decrease in future cash flows would have resulted in an increase or decrease in the fair value of the derivative liability, respectively. This derivative contract was settled in the first quarter of 2021 for an amount consistent with the amount reported at fair value as of December 31, 2020.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Fair Value Measurements
The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of December 31, 2020 and 2019:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2020
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$750	$105	$—	$855
State and municipal bonds	—	195	—	195
Foreign governments	—	15	—	15
Corporate obligations	—	975	—	975
Mortgage-backed securities:
Residential mortgage-backed agency	—	319	—	319
Residential mortgage-backed non-agency	—	32	—	32
Commercial mortgage-backed	—	20	—	20
Asset-backed securities:
Collateralized debt obligations	—	121	—	121
Other asset-backed	—	141	—	141

Total fixed-maturity investments	750	1,923	—	2,673
Money market securities	1	—	—	1
Perpetual debt and equity securities	37	25	—	62
Cash and cash equivalents	158	—	—	158
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	—	1	—	1

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2020
Assets of consolidated VIEs:
Corporate obligations	—	6	—	6
Mortgage-backed securities:
Residential mortgage-backed non-agency	—	40	—	40
Commercial mortgage-backed	—	16	—	16
Asset-backed securities:
Collateralized debt obligations	—	8	—	8
Other asset-backed	—	7	—	7
Cash	9	—	—	9
Loans receivable at fair value:
Residential loans receivable	—	—	120	120
Loan repurchase commitments	—	—	604	604
Other assets:
Currency derivatives	—	—	6	6
Other	—	—	14	14

Total assets	$955	$2,026	$744	$3,725

Liabilities:
Medium-term notes	$—	$—	$110	$110
Derivative liabilities:
Insured derivatives:
Credit derivatives	—	2	—	2
Non-insured derivatives:
Interest rate derivatives	—	164	—	164
Other	—	—	49	49
Liabilities of consolidated VIEs:
Variable interest entity notes	—	47	303	350

Total liabilities	$—	$213	$462	$675

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2019
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$791	$97	$—	$888
State and municipal bonds	—	200	—	200
Foreign governments	—	10	—	10
Corporate obligations	—	1,266	—	1,266
Mortgage-backed securities:
Residential mortgage-backed agency	—	330	—	330
Residential mortgage-backed non-agency	—	19	—	19
Commercial mortgage-backed	—	22	—	22
Asset-backed securities:
Collateralized debt obligations	—	140	—	140
Other asset-backed	—	326	1	327

Total fixed-maturity investments	791	2,410	1	3,202
Money market securities	154	—	—	154
Perpetual debt and equity securities	30	25	—	55
Fixed-income fund	—	—	—	51	(1)
Cash and cash equivalents	75	—	—	75
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	—	1	—	1

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
Level

3 assets at fair value as of December 31, 2020 and 2019 represented approximately 20% and 15%, respectively, of total assets measured at fair value. Level

3 liabilities at fair value as of December 31, 2020 and 2019 represented approximately 68% and 72%, respectively, of total liabilities measured at fair value.
The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of December 31, 2020 and 2019. The majority of the financial assets and liabilities that the Company requires fair value reporting or disclosures are valued based on the estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for similar products.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2020	Carry Value Balance as of December 31, 2020
Liabilities:
Long-term debt	$—	$631	$—	$631	$2,229
Medium-term notes	—	—	396	396	598
Investment agreements	—	—	376	376	269
Liabilities of consolidated VIEs:
Variable interest entity notes	—	276	—	276	273

Total liabilities	$—	$907	$772	$1,679	$3,369

Financial Guarantees:
Gross liability (recoverable)	$—	$—	$811	$811	$(282)
Ceded recoverable (liability)	—	—	45	45	(17)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2019	Carry Value Balance as of December 31, 2019
Assets:
Assets of consolidated VIEs:
Investments held-to-maturity	$—	$—	$892	$892	$890

Total assets	$—	$—	$892	$892	$890

Liabilities:
Long-term debt	$—	$1,073	$—	$1,073	$2,228
Medium-term notes	—	—	396	396	570
Investment agreements	—	—	394	394	304
Liabilities of consolidated VIEs:
Variable interest entity notes	—	261	892	1,153	1,136

Total liabilities	$—	$1,334	$1,682	$3,016	$4,238

Financial Guarantees:
Gross liability (recoverable)	$—	$—	$556	$556	$(311)
Ceded recoverable (liability)	—	—	56	56	24

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the years ended December 31, 2020 and 2019:
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2020

In millions	Balance, Beginning of Year	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2020	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of December 31, 2020 (1)
Assets:
Other asset-backed	$1	$—	$—	$—	$—	$(1)	$—	$—	$—	$—	$—	$—
Assets of consolidated VIEs:
Loans receivable-residential	136	—	—	—	—	(16)	—	—	—	120	(4)	—
Loan repurchase commitments	486	118	—	—	—	—	—	—	—	604	118	—
Currency derivatives	8	(2)	—	—	—	—	—	—	—	6	(2)	—
Other	18	(4)	—	—	—	—	—	—	—	14	(4)	—

Total assets	$649	$112	$—	$—	$—	$(17)	$—	$—	$—	$744	$108	$—

In millions	Balance, Beginning of Year	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in Credit Risk in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of December 31, 2020	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of December 31, 2020 (2)
Liabilities:
Medium-term notes	$108	$15	$(13)	$—	$—	$—	$—	$—	$—	$110	$15	$(13)
Credit derivatives	7	(6)	—	—	—	(1)	—	—	—	—	—	—
Other derivatives	34	15	—	—	—	—	—	—	—	49	15	—
Other payable	4	—	—	—	—	(4)	—	—	—	—	—	—
Liabilities of consolidated VIEs:
VIE notes	347	11	(40)	—	—	(15)	—	—	—	303	5	(38)

Total liabilities	$500	$35	$(53)	$—	$—	$(20)	$—	$—	$—	$462	$35	$(51)

(1)—Reported	within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
(2)—Reported	within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 201
9

In millions	Balance, Beginning of Year	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2019
Assets:
Commercial mortgage-backed	$7	$—	$—	$—	$—	$(4)	$—	$—	$(3)	$—	$—
Other asset-backed	3	(1)	(1)	—	—	—	—	—	—	1	—
Assets of consolidated VIEs:
Corporate obligations	5	—	—	—	—	(2)	—	—	(3)	—	—
Collateralized debt obligations	1	—	—	—	—	—	(1)	—	—	—	—
Loans receivable-residential	172	35	—	—	—	(23)	(48)	—	—	136	26
Loan repurchase commitments	418	68	—	—	—	—	—	—	—	486	68
Currency derivatives	17	(9)	—	—	—	—	—	—	—	8	(9)
Other	14	4	—	—	—	—	—	—	—	18	4

Total assets	$637	$97	$(1)	$—	$—	$(29)	$(49)	$—	$(6)	$649	$89

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI	Purchases	Issuances	Settlements	Sales	Transfers into Level 3 (1)	Transfers out of Level 3 (1)	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of December 31, 2019
Liabilities:
Medium-term notes	$102	$—	$6	$—	$—	$—	$—	$—	$—	$108	$—
Credit derivatives	33	(15)	—	—	—	(11)	—	—	—	7	(25)
Other derivatives	7	27	—	—	—	—	—	—	—	34	27
Other payable	5	2	—	—	—	(3)	—	—	—	4	2
Liabilities of consolidated VIEs:
VIE notes	366	45	11	—	10	(25)	(60)	—	—	347	21

Total liabilities	$513	$59	$17	$—	$10	$(39)	$(60)	$—	$—	$500	$25

(1)—Transferred	in and out at the end of the period.
For the year ended December 31, 2019, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.
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
Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the years ended December 31, 2020, 2019 and 2018 are reported on the Company’s consolidated statements of operations as follows:

In millions	Total Gains (Losses) Included in Earnings			Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of December 31,
	2020	2019	2018	2020	2019	2018
Revenues:
Unrealized gains (losses) on insured derivatives	$7	$25	$30	$—	$25	$30
Realized gains (losses) and other settlements on insured derivatives	(1)	(10)	(56)	—	—	—
Net gains (losses) on financial instruments at fair value and foreign exchange	(30)	(26)	17	(30)	(27)	8
Net investment losses related to other-than-temporary impairments	—	(1)	—	—	—	—
Other net realized gains (losses)	—	(2)	(1)	—	(2)	(1)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	101	53	25	103	68	17

Total	$77	$39	$15	$73	$64	$54

Fair Value Option
The Company elected to record at fair value certain financial instruments that are consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following table presents the gains and (losses) included in the Company’s consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 for financial instruments for which the fair value option was elected:

	Years Ended December 31,
In millions	2020	2019	2018
Investments carried at fair value (1)	$2	$15	$(11)
Fixed-maturity securities held at fair value-VIE (2)	4	95	(25)
Loans receivable and other instruments at fair value:
Residential mortgage loans (2)	—	35	(100)
Corporate loans and other instruments (2)	—	—	11
Loan repurchase commitments (2)	118	68	12
Other assets-VIE (2)	(4)	4	—
Medium-term notes (1)	(15)	1	19
Other liabilities (3)	—	(2)	(2)
Variable interest entity notes (2)	(12)	(89)	118

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
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2020 and 2019 for loans and notes for which the fair value option was elected:

	As of December 31, 2020			As of December 31, 2019
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans—current	$89	$89	$—	$107	$107	$—
Residential mortgage loans (90 days or more past due)	147	31	116	154	29	125

Total loans receivable and other instruments at fair value	$236	$120	$116	$261	$136	$125
Variable interest entity notes	$1,117	$350	$767	$1,126	$403	$723
Medium-term notes	$122	$110	$12	$112	$108	$4
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
Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option
As of December 31, 2020 and 2019, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were losses of $51 million and $107 million, respectively, reported in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the years ended December 31, 2020, 2019 and 2018, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $6 million, $28 million and $97 million, respectively.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8: Investments

Investments, excluding those elected under the fair value option, include debt and equity securities classified as AFS.

The following table presents the amortized cost, allowance for credit losses, corresponding gross unrealized gains and losses and fair value for AFS investments in the Company’s consolidated investment portfolio as of December 31, 2020:

	December 31, 2020
In millions	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$775	$—	$75	$(1)	$849
State and municipal bonds	162	—	32	—	194
Foreign governments	11	—	1	—	12
Corporate obligations	827	—	64	(1)	890
Mortgage-backed securities:
Residential mortgage-backed agency	305	—	8	(1)	312
Residential mortgage-backed non-agency	22	—	3	—	25
Commercial mortgage-backed	17	—	1	—	18
Asset-backed securities:
Collateralized debt obligations	120	—	—	(2)	118
Other asset-backed	121	—	—	—	121

Total AFS investments	$2,360	$—	$184	$(5)	$2,539

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
HTM investments declined due to the early redemption of assets and liabilities within structured finance VIEs that were deconsolidated during 2020.
The following table presents the distribution by contractual maturity of AFS fixed-maturity securities at amortized cost, net of allowance for credit losses, and fair value as of December 31, 2020. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities
In millions	Net Amortized Cost	Fair Value
Due in one year or less	$509	$511
Due after one year through five years	363	379
Due after five years through ten years	266	296
Due after ten years	637	759
Mortgage-backed and asset-backed	585	594

Total fixed-maturity investments	$2,360	$2,539

Deposited and Pledged Securities
The fair value of securities on deposit with various regulatory authorities as of December 31, 2020 and 2019 was $11 million. These deposits are required to comply with state insurance laws.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.
Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of December 31, 2020 and 2019, the fair value of securities pledged as collateral for these investment agreements approximated $282 million and $313

million, respectively. The Company’s collateral as of December 31, 2020 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks.
Refer to “Note 9: Derivative Instruments” for information about securities posted to derivative counterparties.
Impaired Investments
The following tables present the non-credit related gross unrealized losses related to AFS investments as of December 31, 2020 and 2019:

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$99	$(1)	$—	$—	$99	$(1)
Foreign governments	2	—	—	—	2	—
Corporate obligations	103	(1)	7	—	110	(1)
Mortgage-backed securities:
Residential mortgage-backed agency	53	(1)	—	—	53	(1)
Residential mortgage-backed non-agency	2	—	1	—	3	—
Commercial mortgage-backed	—	—	5	—	5	—
Asset-backed securities:
Collateralized debt obligations	37	—	78	(2)	115	(2)
Other asset-backed	29	—	—	—	29	—

Total AFS investments	$325	$(3)	$91	$(2)	$416	$(5)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$148	$(1)	$79	$(1)	$227	$(2)
State and municipal bonds	11	—	15	—	26	—
Corporate obligations	53	(1)	10	—	63	(1)
Mortgage-backed securities:
Residential mortgage-backed agency	62	—	7	—	69	—
Residential mortgage-backed non-agency	—	—	11	(5)	11	(5)
Commercial mortgage-backed	5	—	—	—	5	—
Asset-backed securities:
Collateralized debt obligations	44	—	77	(2)	121	(2)
Other asset-backed	48	(1)	7	—	55	(1)

Total AFS investments	$371	$(3)	$206	$(8)	$577	$(11)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Gross unrealized losses on AFS investments decreased as of December 31, 2020 compared with December 31, 2019 primarily due to lower interest rates, partially offset by widening credit spreads.
With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of December 31, 2020 and 2019 was 9 and 10 years, respectively. As of December 31, 2020 and 2019, there were 42 and 63 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 9 and 16 securities, respectively, were below book value by more than 5%.
The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of December 31, 2020:

	AFS Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	6	$3	$3
> 15% to 25%	1	—	—
> 50%	2	—	—

Total	9	$3	$3

Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value. During the second quarter of 2020, the Company impaired intent to sell securities in an unrealized loss position to fair value. These securities were subsequently sold in the third quarter of 2020. As of December 31, 2020, the Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of December 31, 2020 that would require the sale of impaired securities.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following table provides information about securities held by the Company as of December 31, 2020 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company. The Company did not hold any securities in an unrealized loss position that were insured by a third-party financial guarantor as of December 31, 2020.

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (1)
Mortgage-backed	$3	$—	$1

Total	$3	$—	$1

(1)—Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured.
Allowance for Credit Losses Rollforward
The Company did not establish an allowance for credit losses for AFS securities as of December 31, 2020 or purchase any credit-deteriorated assets for the year ended December 31, 2020.
The following table presents the rollforward of the allowance for credit losses on HTM investments for the year ended December 31, 2020. As of December 31, 2020, the allowance for credit losses was reduced to zero as a result of the repayment of the assets, at par, during the fourth quarter of 2020.

		Year Ended December 31, 2020
In millions	Balance as of January 1, 2020 (1)	Current period provision for expected credit losses	Initial allowance recognized for PCD assets	Write-Offs	Recoveries	Balance as of December 31, 2020
HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$37	$(37)	$—	$—	$—	$—

Total Allowance on HTM investments	$37	$(37)	$—	$—	$—	$—

(1)—Represents	transition adjustment upon adoption of ASU 2016-13.
Credit Loss Rollforward for AFS
The portion of certain unrealized losses on fixed-maturity securities that does not represent credit losses is recognized in AOCI. For these impairments, the net amount recognized in earnings represents the difference between the amortized cost of the security and the net present value of its projected future discounted cash flows prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of the dates indicated, for which a portion of the non-credit related losses was recognized in AOCI, and the corresponding changes in such amounts. The additional credit loss impairments on securities previously impaired for the year ended December 31, 2018 primarily related to a corporate obligation that incurred liquidity concerns, ongoing credit risk and other adverse financial conditions. In 2019, due to the

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Company’s intent to sell, this security was impaired to fair value with any incremental impairment recorded as a credit loss impairments in earnings, as well as a reduction of inception-to-date
recognized credit loss impairments.

In millions	Years Ended December 31,
Credit Losses Recognized in Earnings Related to OTTI	2019	2018
Beginning balance	$37	$32
Additions for credit loss impairments recognized in the current period on securities previously impaired	67	5
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period	(104)	—

Ending balance	$—	$37

Sales of Available-for-Sale Investments
Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Years Ended December 31,
In millions	2020	2019	2018
Proceeds from sales	$1,095	$2,195	$2,117
Gross realized gains	$59	$103	$6
Gross realized losses	$(15)	$(4)	$(19)
Equity Investments
Unrealized gains and losses recognized on equity investments held as of the end of each period for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Years Ended December 31,
In millions	2020	2019	2018
Net gains and (losses) recognized during the period on equity securities	$3	$11	$(4)
Less:
Net gains and (losses) recognized during the period on equity securities sold during the period	(1)	1	1

Unrealized gains and (losses) recognized during the period on equity securities still held at the reporting date	$4	$10	$(5)

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
International and Structured Finance Insurance
During the fourth quarter of 2020, the Company terminated its remaining insured CDS contract carried at fair value, which was entered into to provide financial guarantee insurance to a structured finance transaction that did not qualify for the financial guarantee insurance scope exception. As of December 31, 2020, the Company’s derivative exposure within its international and structured finance insurance segment includes insured interest rate and inflation-linked swaps related to insured debt issues. Changes in the fair values of the Company’s insured derivatives within its International and Structured Finance segment are included in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.
The Company has also entered into a derivative contract in connection with the commutation of certain insurance exposure, which occurred in 2014. Changes in the fair value of this non-insured
derivative are included in “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. This derivative contract was settled in the first quarter of 2021 for an amount consistent with the amount reported at fair value as of December 31, 2020.
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
Credit Derivatives Sold
The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of December 31, 2020 and 2019. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s Investor Services (“Moody’s”), Standard & Poor’s Financial Services, LLC (“S&P”) or MBIA.

$ in millions	As of December 31, 2020
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured swaps	13.9 Years	$—	$58	$1,327	$358	$—	$1,743	$(2)

Total notional		$—	$58	$1,327	$358	$—	$1,743

Total fair value		$—	$—	$(1)	$(1)	$—		$(2)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

$ in millions	As of December 31, 2019
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA		A		BBB		Below Investment Grade	Total Notional		Fair Value Asset (Liability)
Insured credit default swaps	1.0 Years	$—	$—		$—		$—		$32	$32		$(7)
Insured swaps	14.0 Years	—	121	(1)	1,371	(2)	433	(3)	—	1,925	(4)	(2)

Total notional		$—	$121		$1,371		$433		$32	$1,957

Total fair value		$—	$—		$(1)		$(1)		$(7)			$(9)

(1)—The	Company revised its previously reported amount of $66 million to $121 million.
(2)—The	Company revised its previously reported amount of $1,284 million to $1,371 million.
(3)—The	Company revised its previously reported amount of $445 million to $433 million.
(4)—The	Company revised its previously reported amount of $1,795 million to $1,925 million.
Internal credit ratings assigned by MBIA on the underlying credit exposures are assigned by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. The maximum potential amount of future payments (undiscounted) on insured swaps that are primarily insured interest rate swaps is estimated as the net interest settlements plus principal payments where applicable, on amortizing swaps.
MBIA may hold recourse provisions through subrogation rights of the swap counterparty, whereby if MBIA makes a claim payment, it may be entitled to receive net swap settlements from the issuer under the swap agreement.
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
Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of December 31, 2020 and 2019, the Company did not hold or post cash collateral to derivative counterparties.
As of December 31, 2020 and 2019, the Company had securities with a fair value of $214 million and $181 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheets.
As of December 31, 2020 and 2019, the fair value on one Credit Support Annex (“CSA”) was $1 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of December 31, 2020 and 2019, the counterparty was rated Aa3 by Moody’s and A+ by S&P.

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

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of December 31, 2020:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured swaps	$1,743	Other assets	$—	Derivative liabilities	$(2)
Interest rate swaps	437	Other assets	1	Derivative liabilities	(164)
Interest rate swaps-embedded	252	Medium-term notes	—	Medium-term notes	(10)
Currency swaps-VIE	53	Other assets-VIE	6	Derivative liabilities-VIE	—
All other	49	Other assets	—	Derivative liabilities	(49)

Total non-designated derivatives	$2,534		$7		$(225)

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
31
,
2019
:

In millions			Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured credit default swaps	$32		Other assets	$—	Derivative liabilities	$(7)
Insured swaps	1,925	(2)	Other assets	—	Derivative liabilities	(2)
Interest rate swaps	441		Other assets	1	Derivative liabilities	(132)
Interest rate swaps-embedded	232		Medium-term notes	—	Medium-term notes	(15)
Currency swaps-VIE	58		Other assets-VIE	8	Derivative liabilities-VIE	—
All other	49		Other assets	—	Derivative liabilities	(34)

Total non-designated derivatives	$2,737			$9		$(190)

(1)—In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.
(2)—The Company revised its previously reported amount of $1,795 million to $1,925

million.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018:

In millions		Years Ended December 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative
		2020	2019	2018
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$7	$25	$31
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	(1)	(10)	(56)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	(42)	(66)	4
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(2)	(8)	(2)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	(15)	(26)	(4)

Total		$(53)	$(85)	$(27)

Note 10: Debt
Long-Term Debt
The Company’s long-term debt consists of notes and debentures including accrued interest as follows:

	As of December 31,
In millions	2020	2019
6.400% Senior Notes due 2022	$—	$115
7.000% Debentures due 2025	46	46
7.150% Debentures due 2027	100	100
6.625% Debentures due 2028	141	141
5.700% Senior Notes due 2034 (1)	21	21
Surplus Notes due 2033 (2)	940	940
Accrued interest	991	877
Debt issuance costs	(10)	(12)

Total	$2,229	$2,228

(1)—Callable anytime at the greater of par or the present value of the remaining scheduled payments of principal and interest.
(2)—Contractual interest rate is based on three month LIBOR plus 11.26%.
During 2020 and 2019, the Company redeemed $115 million and $150 million, respectively, principal amount of its 6.400% Senior Notes due 2022 at a cost of 100% of par value plus accrued interest. In addition to the preceding table, as of December 31, 2020, National owned $308 million principal amount of the 5.700% Senior Notes due 2034 and $10 million principal amount of MBIA Inc. 7.000% Debentures due 2025, and MBIA Inc., through its corporate segment, owned $13 million of MBIA Corp. surplus notes.
These amounts are eliminated in the Company’s consolidated financial statements.
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
The aggregate maturities of principal payments of long-term debt obligations in each of the next five years ending December 31, and thereafter, are as follows:

In millions	2021	2022	2023	2024	2025	Thereafter	Total
Corporate debt	$—	$—	$—	$—	$46	$262	$308
Surplus Notes due 2033	—	—	—	—	—	940	940

Total debt obligations due	$—	$—	$—	$—	$46	$1,202	$1,248

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
Investment agreements have been issued with fixed interest rates in U.S. dollars. As of December 31, 2020 and 2019, the annual interest rates on these agreements ranged from 4.78% to 6.88% and the weighted average interest rates were 5.86%. Expected principal payments due under these investment agreements in each of the next five years ending December 31, and thereafter, based upon contractual maturity dates, are as follows:

In millions	Principal Amount

Maturity date:
2021	$2
2022	3
2023	19
2024	23
2025	35
Thereafter (through 2037)	225

Total expected principal payments (1)	$307
Less discount and other adjustments (2)	38

Total	$269

(1)—Amounts reflect principal due at maturity for investment agreements issued at a discount.
(2)—Discount is net of carrying amount adjustment of $3 million and accrued interest adjustment of $4 million.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10: Debt (continued)

Medium-Term Notes
MTNs are denominated in U.S. dollars or non-USD currencies and accrue interest based on fixed or floating interest rates. Certain MTNs are measured at fair value in accordance with the accounting guidance in Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging”. As of December 31, 2020 and 2019, the interest rates of the MTNs ranged from 0% to 6.00% and the weighted average interest rates were 2.97% and 3.07%, respectively. Expected principal payments due under MTN obligations based on their contractual maturity dates are as follows:

In millions	Principal Amount

Maturity date:
2021	$—
2022	62
2023	12
2024	123
2025	61
Thereafter (through 2036)	659

Total expected principal payments (1)	$917
Less discount and other adjustments (2)	207

Total	$710

(1)—Amounts reflect principal due at maturity for notes issued at a discount.
(2)—Discount is net of carrying amount and market value adjustments of $29 million and accrued interest adjustment of $4 million.
Variable Interest Entity Notes
VIE notes elected to be recorded at fair value are debt instruments that were issued primarily in U.S. dollars by consolidated VIEs within the Company’s international and structured finance insurance segment. These VIE notes consist of debt instruments issued by issuer-sponsored consolidated VIEs collateralized by assets held by those consolidated VIEs. Holders of insured obligations of issuer-sponsored VIEs do not have recourse to the general assets of the Company. In the event of non-payment of an obligation issued by a consolidated VIE, the Company is obligated to pay principal and interest, when due, on MBIA-insured obligations only.
In July of 2019, MBIA Insurance Corporation consummated a financing facility (the “Refinanced Facility”) between MZ Funding LLC (“MZ Funding”) and certain purchasers, pursuant to which the purchasers or their affiliates (collectively, the “Senior Lenders”), agreed to refinance the outstanding insured senior notes of MZ Funding, and MBIA Inc. received amended subordinated notes of MZ Funding. In connection with the Refinanced Facility, original notes issued by MZ Funding in January of 2017 were redeemed or amended, as applicable, and the Senior Lenders purchased new senior notes issued by MZ Funding (the “Insured Senior Notes”) with an aggregate principal amount of $278 million. In addition, MBIA Inc. received amended subordinated notes issued by MZ Funding (and together with the Insured Senior Notes, the “New MZ Funding Notes”) with an aggregate principal amount of $54 million. As of December 31, 2020 and 2019, the consolidated outstanding amount of the Refinanced Facility was $273 million and $246 million, respectively. The New MZ Funding Notes mature on January 20, 2022 and bear interest at 12% per annum. The Refinanced Facility is secured by a first priority security interest in all of MBIA Corp.’s right, title and interest in the recovery of its claims from the assets of Zohar I and Zohar II which include, among other things, loans made to, and equity interests in, certain portfolio companies purportedly controlled by the Zohar Sponsor and claims that may exist against the Zohar Sponsor. If funds received from MBIA Corp. under the Refinanced Facility are insufficient to pay interest on interest payment dates, MZ Funding may elect to pay interest in kind, which increases the outstanding principal amount.
The Company recorded the refinancing of the MZ Funding debt in accordance with ASC Topic 470, “Debt”, which resulted in a portion of the refinancing being accounted for as a debt modification and a portion of the refinancing

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10: Debt (continued)

being accounted for as a debt extinguishment. In connection with the Refinanced Facility, the Company paid debt issuance costs in 2019 of $6 million, of which $3 million was expensed and the remainder is being amortized over the term of the Refinanced Facility. The Company also recorded debt extinguishment costs of $1 million to write off the previously capitalized debt issuance costs. These costs are included in “Other net realized gains (losses)” under “Expenses of consolidated variable interest entities” on the Company’s consolidated statement of operations.
As of December 31, 2020 and 2019, the aggregate unpaid contractual principal of consolidated VIE notes was $1.4 billion and $2.3 billion, respectively. As of December 31, 2020 and 2019, the unpaid contractual principal of MBIA-insured consolidated VIE notes was $722 million and $1.6 billion, respectively, which excludes liabilities where the Company’s insured exposure has been fully offset by way of loss remediation transactions. Refer to “Note 7: Fair Value of Financial Instruments” for information about the fair values of consolidated VIE notes. As of December 31, 2020, the only remaining VIE note not accounted for at fair value is the MZ Funding note with a contractual interest rate of 12%. As of December 31, 2019, for VIE notes not accounted for at fair value, contractual interest rates ranged from 3.71% to 12.00% and the weighted average interest rate was 5.57%.
The following table provides the expected principal payments due under MBIA-insured consolidated VIE notes as of December 31, 2020. For RMBS consolidated VIEs, principal amounts are based on the expected maturity dates and for all other consolidated VIEs, principal amounts are based on the contractual maturity dates.

In millions	Insured Principal Amount

Maturity date:
2021	$42
2022	308
2023	28
2024	14
2025	24
Thereafter (through 2038)	306

Total	$722

Note 11: Income Taxes
Income (loss) from operations before provision (benefit) for income taxes consisted of:

	Years Ended December 31,
In millions	2020	2019	2018
Domestic	$(578)	$(357)	$(287)
Foreign	—	—	(9)

Income (loss) before income taxes	$(578)	$(357)	$(296)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

The Company files a consolidated tax return that includes all of its U.S. subsidiaries and foreign branches. The Company also files tax returns in Spain, Mexico, and various state and local jurisdictions. Income tax expense (benefit) on income (loss) and shareholders’ equity consisted of:

	Years Ended December 31,
In millions	2020	2019	2018
Current taxes:
Federal	$—	$—	$—
State	—	2	1
Deferred taxes:
Federal	—	—	(1)
Foreign	—	—	—

Provision (benefit) for income taxes	—	2	—

Income taxes charged (credited) to shareholders’ equity related to:
Change in unrealized gains (losses) on AFS securities	—	—	5
Change in AFS securities with OTTI	—	—	—
Change in foreign currency translation	—	—	—

Total income taxes charged (credited) to shareholders’ equity	—	—	5

Total effect of income taxes	$—	$2	$5

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate for the years ended December 31, 2020, 2019 and 2018 is presented in the following table:

	Years Ended December 31,
	2020	2019	2018
Federal income tax computed at the statutory rate	21.0%	21.0%	21.0%
Increase (reduction) in taxes resulting from:
Mark-to-market on warrants	0.0%	0.0%	(0.7)%
Change in valuation allowance	(20.3)%	(20.7)%	(20.9)%
State income tax, net of federal benefit	0.0%	(0.4)%	0.0%
Deferred inventory adjustments	0.0%	0.0%	(1.0)%
Other	(0.7)%	(0.5)%	1.6%

Effective tax rate	0.0%	(0.6)%	0.0%
Deferred Tax Asset, Net of Valuation Allowance
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2020 and 2019 are presented in the following table:

	As of
In millions	December 31, 2020	December 31, 2019
Deferred tax liabilities:
Unearned premium revenue	$48	$54
Deferred acquisition costs	10	13
Net unrealized gains and losses in accumulated other comprehensive income	25	—
Net deferred taxes on VIEs	53	51
Other	6	—

Total gross deferred tax liabilities	142	118

Deferred tax assets:
Compensation and employee benefits	9	8
Accrued interest	210	185
Partnership basis difference	10	10
Loss and loss adjustment expense reserves	98	101
Net operating loss	656	590
Foreign tax credits	61	61
Other-than-temporary impairments	—	2
Net unrealized gains and losses on insured derivatives	10	9
Net gains and losses on financial instruments at fair value and foreign exchange	54	21
Other	—	4

Total gross deferred tax assets	1,108	991

Valuation allowance	966	873

Net deferred tax asset	$—	$—

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $966 million and $873 million as of December 31, 2020 and 2019, respectively. The Company will continue to analyze the valuation allowance on a quarterly basis.
NOLs of property and casualty insurance companies are permitted to be carried back two years and carried forward 20 years, except where modified by the CARES Act as outlined below. NOLs of property and casualty insurance companies are not subject to the 80 percent taxable income limitation and indefinite lived carryforward period required by the Tax Cuts and Jobs Act applicable to general corporate NOLs.
Treatment of Undistributed Earnings of Certain Foreign Subsidiaries—“Accounting for Income Taxes—Special Areas”
The Company’s amount of undistributed earnings of certain foreign subsidiaries was not material as of December 31, 2020.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

Accounting for Uncertainty in Income Taxes
The Company’s policy is to record and disclose any change in UTB and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of December 31, 2020 and 2019, the Company had no UTB.
Federal income tax returns through 2011 have been examined or surveyed. As of December 31, 2020, the Company’s NOL is approximately $3.1 billion. NOLs generated prior to tax reform and property and casualty NOLs generated after tax reform will expire between tax years 2031 through 2040. As of December 31, 2020, the Company has a foreign tax credit carryforward of $61 million, which will expire between tax years 2021 through 2030.
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
Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, as part of the business stimulus package in response to
COVID-19,
the U.S. government enacted the CARES Act. The CARES Act established new tax provisions including, but not limited to: (1) five-year carryback of NOLs generated in 2018, 2019 and 2020; (2) accelerated refund of alternative minimum tax (“AMT”) credit carryforwards; and (3) retroactive changes to allow accelerated depreciation for certain depreciable property. The legislation does not have a material impact on the Company’s tax positions due to the lack of taxable income in the carryback periods. As of December 31, 2020, the Company had received a cash benefit for its remaining AMT credits as provided by the CARES Act.
Consolidated Appropriations Act
On December 21, 2020, The Consolidated Appropriations Act (“Act”) passed by Congress to respond to the health and economic impacts of COVID-19. The Act includes a number of tax law changes, including the expansion of Employee Retention Credit, important changes to Paycheck Protection Program, and extension of a variety of expiring tax provisions. The legislation does not have a material impact on the Company’s tax position.
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

•
LaCrosse Financial Products, LLC, a wholly-owned affiliate, to which MBIA Insurance Corporation had written insurance policies guaranteeing the obligations under CDS. Certain policies covered payments potentially due under CDS, including termination payments that may become due in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS or derivative contracts by the insured counterparty or by the guarantor. The Company no longer insures new CDS contracts except for potential transactions related to the restructuring of existing exposures.

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
Segments Results
The following tables provide the Company’s segment results for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues (1)	$102	$20	$29	$—		$151
Net change in fair value of insured derivatives	—	—	6	—		6
Net gains (losses) on financial instruments at fair value and foreign exchange	39	(63)	(14)	—		(38)
Other net realized gains (losses)	(1)	—	1	—		—
Revenues of consolidated VIEs	—	—	163	—		163
Inter-segment revenues (2)	28	66	12	(106)		—

Total revenues	168	23	197	(106)		282
Losses and loss adjustment	163	—	367	—		530
Operating	14	69	14	—		97
Interest	—	65	113	—		178
Expenses of consolidated VIEs	—	—	55	—		55
Inter-segment expenses (2)	45	22	39	(106)		—

Total expenses	222	156	588	(106)		860

Income (loss) before income taxes	$(54)	$(133)	$(391)	$—		$(578)

Identifiable assets	$3,644	$954	$3,671	$(2,518)	(3)	$5,751

(1)—Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2)—Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3)—Consists principally of intercompany reinsurance balances.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

	Year Ended December 31, 2019
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues (1)	$139	$27	$34	$—		$200
Net change in fair value of insured derivatives	—	—	15	—		15
Net gains (losses) on financial instruments at fair value and foreign exchange	139	(54)	(33)	—		52
Net investment losses related to other-than-temporary impairments	(67)	—	—	—		(67)
Net gains (losses) on extinguishment of debt	—	(1)	—	—		(1)
Other net realized gains (losses)	2	(2)	4	—		4
Revenues of consolidated VIEs	21	1	55	—		77
Inter-segment revenues (2)	28	62	21	(111)		—

Total revenues	262	33	96	(111)		280
Losses and loss adjustment	53	—	189	—		242
Operating	13	69	21	—		103
Interest	—	73	128	—		201
Expenses of consolidated VIEs	—	—	91	—		91
Inter-segment expenses (2)	52	23	36	(111)		—

Total expenses	118	165	465	(111)		637

Income (loss) before income taxes	$144	$(132)	$(369)	$—		$(357)

Identifiable assets	$4,019	$1,041	$4,504	$(2,280)	(3)	$7,284

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
Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
In millions	2020	2019	2018
Total premiums earned:
United States	$55	$63	$94
Other Americas	16	17	68
Other	2	5	—

Total	$73	$85	$162

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
As of December 31, 2020, insurance in force, which represents principal and interest or other amounts owing on insured obligations, had an expected maturity through 2058. The distribution of MBIA Corp.’s and National’s combined insurance in force by geographic location, excluding financial obligations guaranteed by MBIA Corp. on behalf of affiliated companies, is presented in the following table:

	As of December 31,
$ in billions	2020		2019
Geographic Location	Insurance in Force	% of Insurance in Force	Insurance in Force	% of Insurance in Force
California	$20.0	21.9%	$22.4	20.9%
Illinois	8.9	9.7%	10.2	9.5%
New Jersey	5.4	5.9%	6.0	5.6%
Hawaii	4.1	4.4%	4.2	3.9%
Texas	3.7	4.0%	4.0	3.7%
Virginia	3.2	3.6%	3.6	3.3%
New York	3.0	3.3%	4.7	4.4%
Puerto Rico	2.9	3.2%	3.3	3.1%
Oregon	2.7	2.9%	2.9	2.7%
Colorado	2.1	2.3%	2.8	2.6%

Subtotal	56.0	61.2%	64.1	59.7%
Nationally Diversified	8.7	9.5%	11.8	11.0%
Other states	19.8	21.7%	23.5	21.8%

Total United States	84.5	92.4%	99.4	92.5%

Internationally Diversified	0.3	0.3%	0.3	0.3%
Country specific	6.6	7.3%	7.8	7.2%

Total non-United States	6.9	7.6%	8.1	7.5%

Total	$91.4	100.0%	$107.5	100.0%

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)
The insurance in force and insured gross par outstanding by type of bond, excluding financial obligations guaranteed by MBIA Corp. on behalf of affiliated companies, are presented in the following table:

	As of December 31,
$ in billions	2020		2019
Bond type	Insurance in Force	Gross Par Amount	Insurance in Force	Gross Par Amount
Global public finance—United States:
General obligation (1)	$25.0	$12.1	$29.1	$14.3
Tax-backed	15.7	7.9	17.7	9.2
Military housing	14.8	7.0	15.2	7.1
Municipal utilities	10.6	7.3	12.0	8.1
Transportation	9.2	3.0	10.6	3.9
General obligation—lease	2.4	1.9	3.1	2.3
Higher education	1.5	1.1	2.2	1.5
Health care	1.2	0.8	1.4	1.0
Investor-owned utilities (2)	0.9	0.6	1.4	0.9
Municipal housing	0.1	0.1	0.2	0.1
Other (3)	0.1	0.1	0.8	0.5

Total United States	81.5	41.9	93.7	48.9

Global public finance—non-United States:
Sovereign-related and sub-sovereign (4)	2.8	2.1	3.0	2.3
Transportation	2.1	1.8	2.7	2.3
International utilities	0.9	0.8	1.1	1.0
Other (5)	0.1	0.1	0.2	0.1

Total non-United States	5.9	4.8	7.0	5.7

Total global public finance	87.4	46.7	100.7	54.6

Global structured finance:
Mortgage-backed residential	2.0	1.5	2.5	1.8
Corporate asset-backed (6)	0.8	0.6	3.0	1.7
Mortgage-backed commercial	0.5	0.2	0.5	0.2
Collateralized debt obligations	0.4	0.3	0.4	0.3
Consumer asset-backed	0.3	0.3	0.4	0.3

Total global structured finance	4.0	2.9	6.8	4.3

Total	$91.4	$49.6	$107.5	$58.9

(1)—Includes general obligation unlimited and limited (property) tax bonds, general fund obligation bonds and pension obligation bonds of states, cities, counties, schools and special districts.
(2)—Includes investor owned utilities, industrial development and pollution control revenue bonds.
(3)—Includes certain non-profit enterprises, stadium related financing.
(4)—Includes regions, departments or their equivalent in each jurisdiction as well as sovereign owned entities that are supported by a sovereign state, region or department.
(5)—Includes municipal owned entities backed by sponsoring local government and tax backed transactions.
(6)—As of December 31, 2020, all remaining insurance in force and gross par relating to structured insurance securitizations was terminated. As of December 31, 2019, includes structured insurance securitizations of $2.1 billion and $1.0 billion of insurance in force and gross par amount, respectively.
Affiliated Financial Obligations Insured by MBIA Corp.
Investment agreement contracts and MTNs issued by the Company’s corporate segment and the Refinanced Facility issued by the Company’s international and structured finance insurance segment are insured by MBIA Corp. and are not included in the previous tables. If MBIA Inc. or these subsidiaries were to have insufficient

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

assets to pay amounts due, MBIA Corp. would be obligated to make such payments under its insurance policies. As of December 31, 2020, the maximum amount of future payments that MBIA Corp. could be required to make under these guarantees is $1.7 billion. These guarantees, which mature through 2037, were entered into on an arm’s length basis. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover amounts paid under the guarantee.
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
The aggregate amount of insurance in force ceded by MBIA to reinsurers was $3.0 billion and $3.5 billion as of December 31, 2020 and 2019, respectively.
As of December 31, 2020, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $1.5 billion compared with $1.8 billion as of December 31, 2019. As of December 31, 2020, $1.1 billion of the ceded par outstanding was ceded from the Company’s U.S. public finance insurance segment and $413 million was ceded from the Company’s international and structured finance insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. The following table presents information about the Company’s reinsurance agreements as of December 31, 2020 for its U.S. public finance and international and structured finance insurance operations.

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable/ (Payable) (1)

Assured Guaranty Re Ltd.	AA	WR (2)	$584	$21	$—
	(Stable Outlook)
Assured Guaranty Corp.	AA	A3	620	—	(37)
	(Stable Outlook)	(Stable Outlook)
Overseas Private	AA+	Aaa	221	—	—
Investment Corporation	(Stable Outlook)	(Stable Outlook)
Others	A + or above	WR or above (2)	55	—	(1)

Total			$1,480	$21	$(38)

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
Statutory Capital and Regulations
National
For the years ended December 31, 2020 and 2019, National had a statutory net loss of $82 million and statutory net income of $39 million, respectively. As of December 31, 2020, National’s statutory capital was $2.0 billion, consisting of policyholders’ surplus of $1.5 billion and contingency reserves of $445 million. As of December 31, 2019, National had statutory capital of $2.4 billion.
As of December 31, 2020, National was in compliance with its aggregate risk limits under NYIL, but was not in compliance with certain of its single risk limits.
MBIA Insurance Corporation
For the years ended December 31, 2020 and 2019, MBIA Insurance Corporation had statutory net losses of $202 million and $141 million, respectively. As of December 31, 2020, MBIA Insurance Corporation’s statutory capital was $273 million, consisting of policyholders’ surplus of $106 million and contingency reserve
s
of $167 million. As of December 31, 2019, MBIA Insurance Corporation had statutory capital of $476 million. MBIA Insurance Corporation’s policyholders’ surplus as of December 31, 2020 and 2019 included negative unassigned surplus of $1.9 billion. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred.
As of December 31, 2020, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If new overages occur with respect to its single risk limits, MBIA Insurance Corporation will report them to the NYSDFS.

Under NYIL, MBIA Insurance Corporation is required to establish a contingency reserve to provide protection to policyholders in the event of extreme losses in adverse economic events. The amount of the reserve is based on the percentage of principal insured or premiums earned, depending on the type of obligation (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves, and 50% of its loss reserves and unearned premium reserves, in certain qualifying assets. As of December 31, 2020, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. Not having enough qualifying assets to support its contingency reserves limits the amount of earned surplus that might otherwise be available for the payment of dividends. Reductions in the contingency reserve may be recognized based on excess reserves and under certain stipulated conditions, subject to the approval of the Superintendent of the NYSDFS. If MBIA Insurance Corporation does not comply with the above mentioned requirements, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business until it no longer exceeds the limitations.

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
During 2020 and 2019, National declared and paid dividends of $81 million and $134 million, respectively, to its ultimate parent, MBIA Inc.
In 2020, MBIA Insurance Corporation did not declare or pay any dividends to MBIA Inc. or the holders of its preferred stock. MBIA Insurance Corporation is currently unable to pay dividends, including those related to its preferred stock, as a result of its earned surplus deficit as of December 31, 2020 and is not expected to have any statutory capacity to pay dividends in the near term. In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excess contingency reserves in previous periods, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS
.
Note 15: Benefit Plans
Long-term Incentive Plans
Plan Description
The Company maintains the MBIA Inc. 2005 Omnibus Incentive Plan (the “Omnibus Plan”), as amended on May 7, 2009, May 1, 2012 and May 5, 2020. Under the Omnibus Plan a maximum of 16,500,000 shares of the Company’s common stock can be used for any type of award including stock options, performance shares, performance units, restricted stock, restricted stock units and dividend equivalents. Any shares issued under the Omnibus Plan in connection with stock options shall be counted against this limit as 1 share covered by such option. For all awards other than stock options, any shares issued shall be counted against this limit as 1.28 shares for every share issued after the May 1, 2012 amendment and two shares for every share issued prior to the May 1, 2012 amendment. Currently, the Company grants restricted stock.
Under the restricted stock component of the Omnibus Plan, certain employees are granted restricted shares of the Company’s common stock. These awards have a restriction period lasting between three to seven years depending on the type of award, after which time the awards fully vest. During the vesting period, these shares may not be sold. Restricted stock may be granted to all employees.
There were 3,338,822 shares available for future grants under the Omnibus Plan as of December 31, 2020.
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
Restricted Stock
The fair value of the restricted shares awarded, net of cancellations, determined on the grant date was $7 million and $8

million for 2020 and 2019, respectively. The amount of unearned compensation, net of estimated forfeitures, was $26 million as of December 31, 2020, which is expected to be recognized as expense over a weighted average period of 2.45 years. Unearned compensation is amortized to expense over the appropriate vesting period.
Compensation expense related to the restricted shares, net of estimated forfeitures, was $11 million, $12

million and $6

million for the years ended December 31, 2020, 2019 and 2018, respectively. There was no tax charge related to the restricted share awards during 2020, 2019 and 2018 after consideration of the Company’s valuation allowance.
A summary of the Company’s restricted shares outstanding as of December 31, 2020, 2019 and 2018, and changes during the years ended on those dates, is presented in the following table:

	Restricted Share Activity
	2020		2019		2018
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at beginning of year	5,146,828	$10.0958	5,044,616	$9.7986	2,392,978	$9.6142
Granted	1,003,720	6.8150	711,176	11.4185	3,668,801	9.9711
Vested	(448,455)	8.9834	(416,676)	9.0332	(267,163)	10.0705
Forfeited	(247,286)	11.1800	(192,288)	9.4917	(750,000)	9.9576

Outstanding at end of year	5,454,807	$9.5344	5,146,828	$10.0958	5,044,616	$9.7986

Performance Based Awards
During 2020, 2019 and 2018, the Company granted 502,738, 221,213 and 247,286 restricted shares to certain key employees which have a vesting schedule dependent on the achievement of certain stock price targets of the Company, respectively. The grants and corresponding compensation expense have been included in the above restricted stock disclosures. As permitted by the accounting guidance for share-based payments, the Company estimates the fair value of awards that contain market performance conditions at the date of grant using a binomial lattice model with a Monte Carlo simulation and recognizes compensation cost over the requisite service period. The binomial lattice model can better incorporate assumptions about a stock price path because the model can accommodate a large number of potential stock prices over the award’s term in comparison to the Black-Scholes model. The Company estimates the fair value of awards that contain internal performance conditions at the date of grant and recognizes compensation cost over the requisite service period if it is probable that the internal performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period and the final compensation cost associated with awards dependent on the achievement of certain internal performance conditions will reflect only those awards that ultimately vest. As of December 31, 2020 and 2019 certain previously awarded grants did not meet the stock price performance target or the internal performance conditions. The corresponding cancellation of shares and expense reversal, if applicable, has been included in the above restricted stock disclosures.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15: Benefit Plans (continued)

Pension, 401(k) and Deferred Compensation Plans
The Company maintains a qualified non-contributory defined contribution pension plan to which the Company contributes 10% of each eligible employee’s annual compensation. Annual compensation for determining such contributions consists of base salary and bonus, as applicable, up to a maximum of $2 million. Pension benefits vest over the first five-year period of employment with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. The Company funds the annual pension contribution by the following February of each applicable year.
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
Expenses related to these plans for the years ended December 31, 2020, 2019 and 2018 were $4 million, $4 million, and $3 million, respectively.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 16: Earnings Per Share (continued)

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
In millions except per share amounts	2020	2019	2018
Basic earnings per share:
Net income (loss) available to common shareholders	$(578)	$(359)	$(296)
Basic weighted average shares (1)	59.1	81.0	89.0

Net income (loss) per basic common share	$(9.78)	$(4.43)	$(3.33)
Diluted earnings per share:
Net income (loss) available to common shareholders	(578)	(359)	(296)
Diluted weighted average shares	59.1	81.0	89.0

Net income (loss) per diluted common share	$(9.78)	$(4.43)	$(3.33)
Potentially dilutive securities excluded from the diluted EPS because of antidilutive affect	4.6	4.3	4.4

(1) Includes 0.9 million, 1.0 million and 0.8 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the years ended December 31, 2020, 2019 and 2018, respectively.
Note 17: Common and Preferred Stock
Common Stock
Share Repurchases
Purchases or repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. The Company believes that share purchases or repurchases can be an appropriate deployment of capital in excess of amounts needed to support the Company’s liquidity while maintaining the claims-paying resources of MBIA Corp. and National, as well as other business needs.
The following table provides information about the Company’s or National’s share purchases or repurchases for the years ended December 31, 2020, 2019 and 2018:

In millions, except per share amounts	2020	2019	2018
Number of shares purchased or repurchased	26.4	11.1	5.8
Average price paid per share	$7.50	$9.12	$8.21
Remaining authorization as of December 31	$—	$101	$202
Preferred Stock
As of December 31, 2020, MBIA Insurance Corporation had 2,759 shares of preferred stock issued and outstanding with a carrying value of $28 million, including 1,444 shares held by MBIA Inc. that were purchased at a weighted average price of $10,900 per share or 10.9% of face value and 1,315 shares held by unaffiliated investors. During 2020, MBIA Inc. did not repurchase any additional shares.
In accordance with MBIA’s fixed-rate election, the dividend rate on the preferred stock was determined using a fixed-rate equivalent of LIBOR plus 200 basis points. Each share of preferred stock has a par value of $1,000 with a liquidation preference of $100,000. The holders of the preferred stock are generally not entitled to any voting rights. Subject to certain requirements, the preferred stock may be redeemed, in whole or in part, at the option of MBIA Corp. at any time or from time to time for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon at the date of redemption for the then current dividend period and any previously accumulated dividends payable without interest on such unpaid dividends. As of December 31, 2020 and 2019, there were no dividends declared on the preferred stock. Payment of dividends on

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 17: Common and Preferred Stock (continued)

MBIA Corp.’s preferred stock is subject to the same restrictions that apply to dividends on common stock under NYIL.
Note 18: Accumulated Other Comprehensive Income
The following table presents the changes in the components of AOCI for the years ended December 31, 2020, 2019 and 2018:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Instrument-Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, January 1, 2018	$(10)	$(9)	$—	$(19)
ASU 2016-01 transition adjustment	(2)	—	(162)	(164)
ASU 2018-02 transition adjustment	(3)	—	—	(3)
Net period other comprehensive income (loss)	(24)	2	52	30

Balance, December 31, 2018	$(39)	$(7)	$(110)	$(156)

Other comprehensive income (loss) before reclassifications	139	—	(25)	114
Amounts reclassified from AOCI	12	—	28	40

Net period other comprehensive income (loss)	151	—	3	154

Balance, December 31, 2019	$112	$(7)	$(107)	$(2)
Other comprehensive income (loss) before reclassifications	83	(3)	50	130
Amounts reclassified from AOCI	(19)	—	6	(13)

Net period other comprehensive income (loss)	64	(3)	56	117

Balance, December 31, 2020	$176	$(10)	$(51)	$115

The following table presents the details of the reclassifications from AOCI for the years ended December 31, 2020, 2019 and 2018:

In millions	Amounts Reclassified from AOCI Years Ended December 31,
Details about AOCI Components	2020	2019	2018	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gain (loss) on sale of securities	$19	$14	$6	Net gains (losses) on financial instruments at fair value and foreign exchange
Credit losses	—	(25)	(5)	Net investment losses related to OTTI
Amortization on securities	—	(1)	(1)	Net investment income

	19	(12)	—	Income (loss) before income taxes

	19	(12)	—	Net income (loss)
Instrument-specific credit risk of liabilities:
Settlement of liabilities	(6)	(28)	—	Net gains (losses) on financial instruments at fair value and foreign exchange

Total reclassifications for the period	$13	$(40)	$—	Net income (loss)

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
Litigation
MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.
; Index No. 603751/2009 (N.Y. Sup. Ct., N.Y. County)
On December 14, 2009, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Credit Suisse. The complaint seeks damages for claims in connection with the procurement of financial guarantee insurance on the Home Equity Mortgage Trust Series
2007-2
securitization. On January 30, 2013, MBIA Corp. filed an amended complaint. In November of 2020, following a trial and post-trial briefing, the court overseeing the litigation issued a decision declaring that MBIA Corp. had succeeded in establishing that a majority of the loans in the transaction were ineligible. In January of 2021, the Court issued an order declaring that Credit Suisse was liable to MBIA Corp. for approximately $604 million in damages. On February 9, 2021, the parties to the litigation entered into a settlement agreement pursuant to which Credit Suisse paid MBIA Corp. $600 million, and on February 11, 2021, the court entered an order dismissing the case.
Tilton v. MBIA Inc.,
Index No. 68880/2015 (N.Y. Sup. Ct., Westchester County)
On November 2, 2015, Lynn Tilton and Patriarch Partners XV, LLC filed a complaint in New York State Supreme Court, Westchester County, against MBIA Inc. and MBIA Corp., seeking damages based on allegations of fraudulent inducement and related claims arising from purported promises made in connection with insurance policies issued by MBIA Corp. on certain collateralized loan obligations managed by Ms. Tilton and affiliated Patriarch entities. Plaintiffs filed an amended complaint on January 15, 2016. The parties completed discovery in 2017. In February of 2021, the parties submitted respective cross-motions for summary judgment.
Zohar CDO 2003-1, Ltd., et al. v. Patriarch Partners, LLC et al.,
Case No.

1:17-cv-0307-WHP (S.D.N.Y.)
On November 27, 2017, Lynn Tilton and certain affiliated entities commenced a third-party complaint against MBIA Inc., MBIA Insurance Corp. and other Zohar Fund stakeholders seeking damages for alleged breaches of the contracts governing the Zohar Funds and additional alleged legal duties and obligations relating to the Funds. On December 22, 2020, the Company and the other third-party defendants moved to dismiss the third-party complaint. Briefing on those motions to dismiss is complete and the motions are under submission.
Tilton et al. v. MBIA Inc. et al.,
Adversary Case No. 19-50390 (KBO) (Bankr. Del.)
On October 1, 2019, Lynn Tilton and certain affiliated entities commenced an adversary proceeding in the Zohar Funds Bankruptcy Cases against MBIA Inc., MBIA Corp. and other Zohar Funds creditor seeking the equitable subordination of those creditors’ claims with respect to the Zohar Funds. Plaintiffs claim they are entitled to relief due to inequitable and unfair conduct by defendants. The Company and the other defendants filed their respective motions to dismiss on October 30, 2020. Briefing on those motions is anticipated to be completed as of March of 2021.
MBIA Insurance Corp. v. Tilton et al.,
Adversary Case No. 20-50776 (KBO) (Bankr. Del.)
On July 30, 2020, MBIA Corp. commenced an adversary proceeding in the Zohar Funds Bankruptcy Cases against Lynn Tilton and certain affiliated entities seeking damages incurred by MBIA Corp. in connection with insurance policies it issued on senior notes issued by Zohar I and Zohar II. Tilton and her affiliated defendants moved to dismiss the complaint on October 23, 2020. The briefing on such motion is complete and the motion is under submission.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 19: Commitments and Contingencies (continued)

National Public Finance Guarantee Corporation et al. v. UBS Financial Services, Inc. et al.,
No. SJ2019CV07932 (Superior Court San Juan)
On August 8, 2019, National and MBIA Corp. filed suit in the Court of First Instance in San Juan, Puerto Rico against UBS Financial Services, Inc., UBS Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Merrill Lynch, Fenner & Smith Inc., RBC Capital Markets LLC, and Santander Securities LLC, bringing two claims under Puerto Rico law: doctrina de actos propios (the doctrine of one’s own acts) and unilateral declaration of will. These claims concern the insurance by National of bonds issued by the Commonwealth of Puerto Rico and its instrumentalities that were underwritten by these defendants. National alleges that, when the defendants solicited bond insurance, they represented through their acts that they would investigate certain information they provided to National and that they had a reasonable basis to believe that information was true and complete. National further alleges that the defendants did not perform such investigations and that key information was untrue or incomplete. National seeks damages to be proven at trial. On September 16, 2020, Defendants filed a motion to dismiss the complaint. National filed its objection to that motion on October 7, 2020, and briefing concluded on November 30, 2020. A decision is pending.
Motion of Assured Guaranty Corp., Assured Guaranty Municipal Corp., Ambac Assurance Corporation and National Public Finance Guarantee Corporation for Relief from the Automatic Stay or, in the Alternative, for Adequate Protection,
Case No. 17 BK 3567-LTS (D.P.R. January 16, 2020) (Swain, J.)
On January 16, 2020, National, Ambac and Assured (“Movants”) filed a renewed motion in the PRHTA Title III case for relief from the automatic stay or, in the alternative, adequate protection. The motion seeks leave to file a complaint in Puerto Rico, and argues that the revenues securing the bonds insured by Movants are being improperly diverted away from PRHTA, despite such revenues being the exclusive property of PRHTA and its bondholders. Following a preliminary lift stay hearing held on June 4, 2020, on July 2, 2020, Judge Swain ruled that the Movants had failed to satisfy its burden of presenting a colorable claim that they had a statutory, contractual or equitable lien on HTA. On September 9, 2020, the Court entered a final order denying the HTA lift stay motion, finding that a balancing of factors does not support stay relief. The Movants appealed, and the case was argued before the First Circuit Court of Appeals on February 4, 2021. A decision is pending. In the event that National does not terminate its participation in the 2021 PSA, on or prior to March 31, 2021, the Oversight Board and National shall jointly request the entry of an order in the Title III court staying National’s actions to lift the automatic stay in the GO and HTA Title III cases, and National shall take no further action with respect to that proceeding subject to the plan resolving the GO Title III case becoming effective.
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
On January 16, 2020, the Oversight Board filed an adversary complaint against National, Ambac, Assured Guaranty, Assured Guaranty Municipal Corp., Financial Guaranty Insurance Company, Peaje Investments LLC and the Bank of New York Mellon as fiscal agent. The Oversight Board challenges the claims and validity of the liens asserted against the Commonwealth by holders of HTA bonds. The complaint contains 201 counts against the bondholder parties objecting to proofs of claim and security interests asserted regarding the Commonwealth’s retention of certain revenues previously assigned to HTA. This matter is currently stayed but the Court permitted the Oversight Board to file certain limited cross motions on April 28, 2020. The cross motions for summary judgment were filed on July 16, 2020. On September 23, 2020, Judge Swain heard argument on the limited cross motions for summary judgment, which remain pending. On January 20, 2021, Judge Swain issued an order deferring the adjudication of the summary judgment motions so that defendant monolines can seek limited

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 19: Commitments and Contingencies (continued)

discovery from the Oversight Board on all documents related to the collection and flow of Excise Taxes and pledged revenue into and out of its accounts, among other things.
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
Pursuant to the RSA, the Oversight Board filed a Rule 9019 motion with the Title III court in May of 2019 seeking approval of the RSA (the “Settlement Motion”). The RSA requires, upon entry of the order approving the Settlement Motion (the “9019 Order”), that Movants will withdraw the Receiver Motion, and the Ad Hoc Group will support such withdrawal. As contemplated by the RSA, on July 1, 2019, the Oversight Board and AAFAF also filed an adversary complaint against the Trustee for the PREPA Bonds, challenging the validity of the liens arising under the Trust Agreement that secure insured obligations of National. The adversary proceeding is stayed until the earlier of (a) 60 days after the Court denies the Settlement Motion, (b) consummation of a Plan, (c) 60 days after the filing by the Oversight Board and AAFAF of a Litigation Notice, or (d) further order of the Court. The hearing for the Settlement Motion has been adjourned until further order of the Court. The RSA, by its terms, requires certain legislation be enacted and such legislation may not receive sufficient votes for passage. In addition, the restructuring the RSA contemplates has received criticism from various parties including members of the Puerto Rico government and other stakeholders. This opposition could adversely affect the ability of the Oversight Board and RSA Parties to consummate the Settlement Motion and RSA.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 19: Commitments and Contingencies (continued)

Cortland Capital Market Services LLC, et al. v. The Financial Oversight and Management Board for Puerto Rico et al.
, Case No. 19-00396 (D.P.R. July 9, 2019) (Swain, J.)
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
Leases
The Company has a lease agreement for its headquarters in Purchase, New York as well as an immaterial lease for an office in San

Francisco, California. The Purchase, New York initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease and the Company recognizes operating rent expense on a straight-line basis. The following below table presents the Company’s operating lease information as of December 31, 2020:

$ in millions	As of December 31, 2020	Balance Sheet Location
Right-of-use asset	$20	Other assets
Lease liability	$20	Other liabilities
Weighted average remaining lease term (years)	8.3
Discount rate used for operating leases	7.5%
Total future minimum lease payments	$29

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form
10-K,
an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule
13a-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020, the end of the period covered by this report.
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
Management has assessed the effectiveness of MBIA Inc.’s internal control over financial reporting as of December 31, 2020. In making its assessment, management used the criteria described in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements.”
Changes in Internal Control over Financial Reporting
As required by Rule
13a-15(d)
under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2020.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding directors will be set forth under “Proposals for Shareholder Approval Recommended by the Board—Proposal 1: Election of Directors” and “Board of Directors Corporate Governance—The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed within 120 days of the end of our fiscal year ended December 31, 2020 (the “Proxy Statement”) and is incorporated by reference.
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
The following table provides information as of December 31, 2020, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans refer to “Note 15: Benefit Plans” in the Notes to Consolidated Financial Statements included in this Annual Report on Form
10-K.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	104,862	$13.41	3,496,683
Equity compensation plans not approved by security holders	—	—	—

Total	104,862	$13.41	3,496,683

(1)—Represents phantom shares granted under the Deferred Compensation and Stock Ownership Plan for
Non-Employee
Directors.
(2)—Includes 3,338,822 shares of common stock available for future grants under the MBIA Inc. 2005 Omnibus Incentive Plan and 157,861 shares of common stock available for future grants under the Deferred Compensation and Stock Ownership Plan for
Non-Employee
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

(a)	Financial Statements and Financial Statement Schedules and Exhibits
1. Financial Statements
The following financial statements of MBIA Inc. have been included in Part II, Item 8 hereof:
Report of Independent Registered Public Accounting Firm.
Consolidated balance sheets as of December 31, 2020 and 2019.
Consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018.
Consolidated statements of comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018.
Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2020, 2019 and 2018.
Consolidated statements of cash flows for the years ended December 31, 2020, 2019 and 2018.
Notes to consolidated financial statements.
2. Financial Statement Schedules
The following financial statement schedules, which appear on pages 148-154, are filed as part of this Annual Report on Form 10-K.

Schedule	Title
I.	Summary of investments, other than investments in related parties, as of December 31, 2020.
II.	Condensed financial information of Registrant:
Condensed balance sheets as of December 31, 2020 and 2019.
Condensed statements of operations for the years ended December 31, 2020, 2019 and 2018.
Condensed statements of cash flows for the years ended December 31, 2020, 2019 and 2018.
Notes to condensed financial statements.
IV.	Reinsurance for the years ended December 31, 2020, 2019 and 2018.
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

Item 15. Exhibits, Financial Statement Schedules (continued)

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

MBIA Inc. (Registrant)

Dated: March 1, 2021	By	/s/ William C. Fallon
	Name:	William C. Fallon
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Fallon William C. Fallon	Director and Chief Executive Officer	March 1, 2021

/s/ Anthony McKiernan Anthony McKiernan	Chief Financial Officer	March 1, 2021

/s/ Joseph R. Schachinger Joseph R. Schachinger	Assistant Vice President and Controller (Chief Accounting Officer)	March 1, 2021

/s/ Charles R. Rinehart Charles R. Rinehart	Chairman and Director	March 1, 2021

/s/ Diane L. Dewbrey Diane L. Dewbrey	Director	March 1, 2021

/s/ Steven J. Gilbert Steven J. Gilbert	Director	March 1, 2021

/s/ Theodore Shasta Theodore Shasta	Director	March 1, 2021

/s/ Richard C. Vaughan Richard C. Vaughan	Director	March 1, 2021

SCHEDULE I
MBIA INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2020
(In millions)

	December 31, 2020
Type of investment	Cost	Fair Value	Amount at which shown in the balance sheet
Available-for-sale:
U.S. Treasury and government agency	$556	$631	$631
State and municipal bonds	162	194	194
Foreign governments	9	10	10
Corporate obligations	767	830	830
Mortgage-backed securities:
Residential mortgage-backed agency	305	312	312
Residential mortgage-backed non-agency	23	25	25
Commercial mortgage-backed	17	17	17
Asset-backed securities:
Collateralized debt obligations	120	118	118
Other asset-backed	121	121	121

Total long-term available-for-sale	2,080	2,258	2,258
Short-term available-for-sale	280	281	281

Total available-for-sale	2,360	2,539	2,539
Investments at fair value	189	197	197

Total investments	$2,549	$2,736	$2,736

Assets of consolidated variable interest entities:
Investments at fair value	96	77	77
Loans receivable	124	120	120

Total investments of consolidated variable interest entities	$220	$197	$197

SCHEDULE II
MBIA INC. (PARENT COMPANY)
CONDENSED BALANCE SHEETS
(In millions except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $621 and $610)	$719	$674
Investments carried at fair value	1	1
Investments pledged as collateral, at fair value (amortized cost $10 and $19)	1	11
Short-term investments held as available-for-sale, at fair value (amortized cost $31 and $167)	31	167

Total investments	752	853
Cash and cash equivalents	26	11
Investment in wholly-owned subsidiaries	728	1,456
Other assets	139	123

Total assets	$1,645	$2,443

Liabilities and Shareholders’ Equity

Liabilities:
Investment agreements	$269	$274
Long-term debt	312	427
Affiliate loans payable	695	658
Income taxes payable	12	60
Derivative liabilities	164	133
Other liabilities	57	65

Total liabilities	1,509	1,617

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—283,186,115 and 283,433,401	283	283
Additional paid-in capital	2,962	2,999
Retained earnings (deficit)	(13)	607
Accumulated other comprehensive income (loss), net of tax	115	(2)
Treasury stock, at cost—229,508,967 and 204,000,108 shares	(3,211)	(3,061)

Total shareholders’ equity of MBIA Inc.	136	826

Total liabilities and shareholders’ equity	$1,645	$2,443

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II
MBIA INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(In millions)

	Years ended December 31,
	2020	2019	2018
Revenues:
Net investment income	$28	$35	$35
Net gains (losses) on financial instruments at fair value and foreign exchange	(67)	(57)	20
Net gains (losses) on extinguishment of debt	—	(1)	3
Other net realized gains (losses)	—	(2)	(2)

Total revenues	(39)	(25)	56

Expenses:
Operating	10	10	11
Interest	83	90	93

Total expenses	93	100	104

Gain (loss) before income taxes and equity in earnings of subsidiaries	(132)	(125)	(48)
Provision (benefit) for income taxes	(4)	(99)	(35)

Gain (loss) before equity in earnings of subsidiaries	(128)	(26)	(13)
Equity in net income (loss) of subsidiaries	(450)	(333)	(283)

Net income (loss)	$(578)	$(359)	$(296)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II
MBIA INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Investment income received	$101	$156	$132
Operating expenses paid	(47)	(17)	(17)
Interest paid, net of interest converted to principal	(60)	(88)	(91)
Income taxes (paid) received	5	34	(16)

Net cash provided (used) by operating activities	(1)	85	8

Cash flows from investing activities:
Purchases of available-for-sale investments	(216)	(278)	(495)
Sales of available-for-sale investments	183	319	175
Paydowns and maturities of available-for-sale investments	41	179	101
Purchases of investments at fair value	(2)	5	(9)
Sales, paydowns and maturities of investments at fair value	2	—	10
Sales, paydowns and maturities (purchases) of short-term investments, net	137	(61)	262
(Payments) proceeds for derivative settlements	(16)	(98)	(24)
Contributions (to) from subsidiaries, net	—	(14)	51
Advances (to) from subsidiaries, net	—	—	3

Net cash provided (used) by investing activities	129	52	74

Cash flows from financing activities:
Proceeds from investment agreements	12	15	11
Principal paydowns of investment agreements	(18)	(20)	(35)
Proceeds from long-term debt	—	—	40
Principal paydowns of long-term debt	(115)	(150)	—
Payments for affiliate loans	—	(19)	(71)
Restricted stock awards settlements	8	8	4

Net cash provided (used) by financing activities	(113)	(166)	(51)

Effect of exchange rates on cash and cash equivalents	—	—	(1)
Net increase (decrease) in cash and cash equivalents	15	(29)	30
Cash and cash equivalents—beginning of year	11	40	10

Cash and cash equivalents—end of year	$26	$11	$40

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(578)	$(359)	$(296)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Intercompany accounts receivable	(39)	(16)	(9)
Current income taxes	5	23	(15)
Equity in earnings of subsidiaries	450	333	283
Dividends from subsidiaries	81	134	112
Net (gains) losses on financial instruments at fair value and foreign exchange	67	57	(20)
Deferred income tax provision (benefit)	(4)	(88)	(35)
(Gains) losses on extinguishment of debt	—	1	(3)
Other operating	17	—	(9)

Total adjustments to net income (loss)	577	444	304

Net cash provided (used) by operating activities	$(1)	$85	$8

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
The Parent Company is subject to the same liquidity risks and uncertainties as described in footnote 1 to the Company’s consolidated financial statements. As of December 31, 2020, the liquidity position of the Parent Company, which included cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds for general corporate purposes, excluding the amount held in escrow under its tax sharing agreement, was $294 million.
During 2020 and 2019, the Parent Company redeemed $115 million and $150 million, respectively, principal amount of its 6.400% Senior Notes due 2022 at a cost of 100% of par value plus accrued interest. As of December 31, 2020, National owned $308 million principal amount of the 5.700% Senior Notes due 2034 and $10 million principal amount of MBIA Inc. 7.000% Debentures due 2025, and MBIA Inc., through its corporate segment, owned $13 million of MBIA Corp. surplus notes. These amounts are eliminated from the Parent Company’s condensed balance sheet.
2. Accounting Policies
The Parent Company carries its investments in subsidiaries under the equity method.
For a further discussion of significant accounting policies and recent accounting pronouncements, refer to footnotes 2 and 3 to the Company’s consolidated financial statements.
3. Dividends from Subsidiaries
During 2020, National declared and paid a dividend of
$81 million to its ultimate parent, MBIA Inc.
During 2019, National declared and paid dividends
of $134 million to its ultimate parent, MBIA Inc.
During 2018, National Public Finance Guarantee Holdings, Inc. declared and paid a dividend of $108 million to the Parent Company. In addition, National Public Finance Guarantee Holdings, Inc. declared and paid a dividend of $1 million to the Parent Company and MBIA Capital Corp. declared and paid a dividend of $3 million to the Parent Company.
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
6. Pledged Collateral
Substantially all of the obligations under investment agreements require the Parent Company and its subsidiaries to pledge securities as collateral. As of December 31, 2020 and 2019, the fair value of securities pledged as collateral with respect to these investment agreements approximated $282 million and $313 million, respectively. The Parent Company’s collateral as of December 31, 2020, consisted principally of U.S. Treasury and government agency and state and municipal bonds, and was primarily held with major U.S. banks.
Under derivative contracts entered into by the Parent Company, collateral postings are required by either the Parent Company or the counterparty when the aggregate market value of derivative contracts entered into with the same counterparty exceeds a predefined threshold. As of December 31, 2020 and 2019, the Parent Company and its subsidiaries pledged securities with a fair value of $214 million and $181 million, respectively, to derivative counterparties.
7. Affiliate Loans Payable
Affiliate loans payable consists of loans payable to MBIA Global Funding, LLC (“GFL”). GFL raised funds through the issuance of medium-term notes with varying maturities, which were, in turn, guaranteed by MBIA Corp. GFL lent the proceeds of these medium-term note issuances to the Parent Company.

SCHEDULE IV
MBIA INC. AND SUBSIDIARIES
REINSURANCE
Years Ended December 31, 2020, 2019 and 2018
(In millions)

Column A Insurance Premium Written	Column B Direct Amount	Column C Ceded to Others	Column D Assumed From Other Companies	Column E Net Amount	Column F Percentage of Amount Assumed to Net
2020	$1	$1	$—	$—	0%

2019	$3	$—	$—	$3	0%

2018	$3	$1	$—	$2	0%