Form 10-Q
period 2021-03-31
MBIA INC
filed 2021-05-10
CIK 814585

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended

March 31, 2021
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes
☐
    No
☒
As of May 3, 2021, 54,349,163 shares of Common Stock, par value $1 per share,

were outstanding.

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
The above factors provide a summary of and are qualified in their entirety by the risk factors discussed under “Risk Factors” in Part II, Other Information, Item 1A included in this Quarterly Report on Form 10-Q. In addition, refer to “Note 1: Business Developments and Risk and Uncertainties” in Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a discussion of certain risks and uncertainties related to our financial statements.
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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MBIA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $2,135 and $2,078)	$2,222	$2,257
Investments carried at fair value	207	196
Investments pledged as collateral, at fair value (amortized cost - and $6)	-	1
Short-term investments, at fair value (amortized cost $623 and $281)	623	282

Total investments	3,052	2,736
Cash and cash equivalents	116	158
Premiums receivable (net of allowance for credit losses $5 and $5)	215	216
Deferred acquisition costs	48	50
Insurance loss recoverable	1,622	1,677
Other assets	94	84
Assets of consolidated variable interest entities:
Cash	5	9
Investments carried at fair value	76	77
Loans receivable at fair value	124	120
Loan repurchase commitments	-	604
Other assets	23	20

Total assets	$5,375	$5,751

Liabilities and Equity
Liabilities:
Unearned premium revenue	$386	$405
Loss and loss adjustment expense reserves	990	990
Long-term debt	2,258	2,229
Medium-term notes (includes financial instruments carried at fair value of $105 and $110)	698	710
Investment agreements	268	269
Derivative liabilities	126	215
Other liabilities	203	161
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $325 and $350)	451	623
Other liabilities	23	-

Total liabilities	5,403	5,602

Commitments and contingencies (Refer to Note 13: Commitments and Contingencies)
Equity:
Preferred stock, par value $1 per share; authorized shares - 10,000,000; issued and outstanding - none	-	-
Common stock, par value $1 per share; authorized shares - 400,000,000; issued shares - 283,186,115 and 283,186,115	283	283
Additional paid-in capital	2,934	2,962
Retained earnings (deficit)	(119)	(13)
Accumulated other comprehensive income (loss), net of tax of $8 and $8	39	115
Treasury stock, at cost - 228,837,465 and 229,508,967 shares	(3,178)	(3,211)

Total shareholders’ equity of MBIA Inc.	(41)	136
Preferred stock of subsidiary	13	13

Total equity	(28)	149

Total liabilities and equity	$5,375	$5,751

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Premiums earned:
Scheduled premiums earned	$15	$16
Refunding premiums earned	5	4

Premiums earned (net of ceded premiums of $1 and $1)	20	20
Net investment income	15	23
Net gains (losses) on financial instruments at fair value and foreign exchange	51	(63)
Revenues of consolidated variable interest entities:
Net investment income	-	8
Net gains (losses) on financial instruments at fair value and foreign exchange	(14)	15
Other net realized gains (losses)	-	(9)

Total revenues	72	(6)
Expenses:
Losses and loss adjustment	98	243
Amortization of deferred acquisition costs	2	2
Operating	26	18
Interest	41	47
Expenses of consolidated variable interest entities:
Operating	2	2
Interest	9	15

Total expenses	178	327

Income (loss) before income taxes	(106)	(333)

Provision (benefit) for income taxes	-	-

Net income (loss)	$(106)	$(333)

Net income (loss) per common share:
Basic	$(2.16)	$(4.62)
Diluted	$(2.16)	$(4.62)
Weighted average number of common shares outstanding:
Basic	49,258,110	72,089,016
Diluted	49,258,110	72,089,016
The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(106)	$(333)
Other comprehensive income (loss):
Available-for-sale securities with no credit losses:
Unrealized gains (losses) arising during the period	(87)	48
Reclassification adjustments for (gains) losses included in net income (loss)	(5)	(3)
Foreign currency translation:
Foreign currency translation gains (losses)	1	-
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	(5)	46
Reclassification adjustments for (gains) losses included in net income (loss)	20	2

Total other comprehensive income (loss)	(76)	93

Comprehensive income (loss)	$(182)	$(240)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions except share amounts)

	Three Months Ended March 31,
	2021	2020
Common shares
Balance at beginning of period	283,186,115	283,433,401
Common shares issued (cancelled), net	-	-

Balance at end of period	283,186,115	283,433,401
Common stock amount
Balance at beginning and end of period	$283	$283
Additional paid-in capital
Balance at beginning of period	$2,962	$2,999
Period change	(28)	(38)

Balance at end of period	$2,934	$2,961
Retained earnings
Balance at beginning of period	$(13)	$607
ASU 2016-13 transition adjustment	-	(42)
Net income (loss)	(106)	(333)

Balance at end of period	$(119)	$232
Accumulated other comprehensive income (loss)
Balance at beginning of period	$115	$(2)
Other comprehensive income (loss)	(76)	93

Balance at end of period	$39	$91
Treasury shares
Balance at beginning of period	(229,508,967)	(204,000,108)
Treasury shares acquired under share repurchase program	-	(8,082,756)
Other	671,502	809,869

Balance at end of period	(228,837,465)	(211,272,995)
Treasury stock amount
Balance at beginning of period	$(3,211)	$(3,061)
Treasury shares acquired under share repurchase program	-	(65)
Other	33	43

Balance at end of period	$(3,178)	$(3,083)
Total shareholders’ equity of MBIA Inc.
Balance at beginning of period	$136	$826
Period change	(177)	(342)

Balance at end of period	$(41)	$484

Preferred stock of subsidiary shares
Balance at beginning and end of period	1,315	1,315
Preferred stock of subsidiary amount
Balance at beginning and end of period	$13	$13

Total equity	$(28)	$497

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Premiums, fees and reimbursements received	$3	$3
Investment income received	21	37
Financial guarantee losses and loss adjustment expenses paid	(58)	(75)
Proceeds from recoveries and reinsurance	17	10
Proceeds from loan repurchase commitments	600	-
Operating and employee related expenses paid	(32)	(34)
Interest paid, net of interest converted to principal	(22)	(23)

Net cash provided (used) by operating activities	529	(82)

Cash flows from investing activities:
Purchases of available-for-sale investments	(299)	(242)
Sales of available-for-sale investments	178	279
Paydowns and maturities of available-for-sale investments	96	123
Purchases of investments at fair value	(62)	(33)
Sales, paydowns, maturities and other proceeds of investments at fair value	59	34
Sales, paydowns and maturities (purchases) of short-term investments, net	(342)	178
Sales, paydowns and maturities of held-to-maturity investments	-	315
Paydowns and maturities of loans receivable	5	3
(Payments) proceeds for derivative settlements	(53)	(3)
Collateral (to) from counterparties	-	(44)

Net cash provided (used) by investing activities	(418)	610

Cash flows from financing activities:
Proceeds from investment agreements	-	3
Principal paydowns of investment agreements	-	(12)
Principal paydowns of variable interest entity notes	(156)	(323)
Purchases of treasury stock	(1)	(62)

Net cash provided (used) by financing activities	(157)	(394)

Net increase (decrease) in cash and cash equivalents	(46)	134
Cash and cash equivalents - beginning of period	167	83

Cash and cash equivalents - end of period	$121	$217

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(106)	$(333)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Accrued investment income	23	-
Unearned premium revenue	(19)	(19)
Loss and loss adjustment expense reserves	1	84
Insurance loss recoverable	55	86
Loan repurchase commitments	604	-
Accrued interest payable	25	35
Accrued expenses	(33)	(19)
Net (gains) losses on financial instruments at fair value and foreign exchange	(41)	48
Other net realized (gains) losses	-	9
Other operating	20	27

Total adjustments to net income (loss)	635	251

Net cash provided (used) by operating activities	$529	$(82)

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
Business Developments
Puerto Rico
On January 1, 2021, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claim payments in the aggregate of $51 million. As of March 31, 2021, National had $2.9 billion of debt service outstanding related to Puerto Rico. Refer to the “Risks and Uncertainties” section below for additional information on the Company’s Puerto Rico exposures.
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
GO PSA and HTA PSA
On February 22, 2021, National agreed to join a plan support agreement, dated as of February 22, 2021 (the “GO PSA”), among the Oversight Board, certain holders of GO Bonds and PBA Bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp, and Syncora Guarantee Inc. in connection with the GO and PBA Title III cases. The GO PSA provides that, among other things, National shall receive a pro rata share of allocable cash, newly issued General Obligation bonds, a contingent value instrument and certain fees. The GO PSA also permitted National to terminate its participation in the GO PSA on or prior to March 31, 2021, which date was extended ultimately to May 5, 2021. On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settli
n
g certain clawback claims and providing for a distribution of cash, bonds and a contingent value instrument to bondholders in the Puerto Rico Highway and Transportation Authority (“HTA”) Title III case subject to completing negotiations on a plan support agreement in respect of an HTA plan of adjustment (the “HTA PSA”). On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA, and National thereby agreed not to terminate its participation in the GO PSA. The Oversight Board has committed to filing a plan of adjustment for HTA by January 31, 2022. The GO PSA contemplates a Commonwealth plan becoming effective on or before December 15, 2021. Pursuant to the GO PSA, the Oversight Board and National shall jointly request the entry of an order in the Title III court staying National’s actions to appoint a trustee in the HTA Title III case pursuant to Section 926 currently before the First Circuit Court of Appeals, together with other actions related to the clawback of HTA funds from the Commonwealth, and National shall take no further action with respect to those proceedings subject to the Commonwealth plan becoming effective.
On April 6, 2021, the Oversight Board filed a m
o
tion seeking to schedule the hearing to consider the adequacy of the disclosure statement for the Commonwealth plan of adjustment for June 16, 2021.By order dated May 4, 2021, Judge Swain set the disclosure statement hearing for July 13, 2021.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Business Developments and Risks and Uncertainties (continued)

Credit Suisse
In January of 2021, the Court overseeing MBIA Corp.’s litigation against Credit Suisse Securities (USA) LLC and DLJ Mortgage Capital, Inc. (collectively, “Credit Suisse”), involving the ineligibility of a majority of the loans in the HEMT
2007-2
RMBS transaction sponsored by Credit Suisse, issued an order declaring that Credit Suisse was liable to MBIA for approximately $604 million in damages. In February of 2021, the parties to the litigation entered into a settlement agreement pursuant to which Credit Suisse paid MBIA Corp.
$600 million, and the Court entered an order dismissing the case. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for a discussion of the Company’s Credit Suisse put-back
claims.
MBIA Corp. Refinanced Facility
During the three months ended March 31, 2021, MBIA Corp. prepaid $150 million of the MZ Funding LLC (“MZ Funding”) financing facility’s 12% senior notes maturing on January 20, 2022 (“Refinanced Facility”). As of March 31, 2021, the consolidated outstanding amount of the Refinanced Facility was $127 million is included in “Variable interest entity notes” under “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheet.
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
COVID-19
COVID-19
 continues to affect a wide range of economic activities, as well as domestic and global business and financial markets. The distribution of
COVID-19
vaccines approved by the U.S. Food and Drug Administration may materially reduce the impact of
COVID-19
going forward, although the long-term impact of the virus including certain new strains remain uncertain. The attendant governmental policy and social responses, and economic and financial consequences, continue to be the subject of considerable attention.
Insured portfolios
The Company continues to assess the financial impact of the pandemic on its operating insurance companies’ overall insured portfolios. Adverse developments on macroeconomic factors resulting from the spread of
COVID-19,
including without limitation reduced economic activity and certainty, increased unemployment, increased loan defaults or delinquencies, and increased stress on municipal budgets, including due to reduced tax revenues and the ability to raise taxes or limit spending, could materially and adversely affect the performance of the Company’s insured portfolios. The impact of the pandemic on the Company’s financial guarantee credits varies based on the nature of the taxes, fees and revenues pledged to debt repayment and their sensitivity to the related slowdown in economic activity. The duration of the pandemic, the efficacy of vaccines, spending of federal aid to state and local governments, and the breadth and speed of economic recovery will determine the economic stress incurred by the credits in the Company’s insured portfolios. Further, any national recession that may result from the pandemic and its aftermath could present additional but yet unknown credit risks to the Company’s insured portfolios.
Federal legislation passed to combat the economic impact of the pandemic has been significant, including the $2.7 trillion Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in 2020, which included significant aid to offset
COVID-19
related expenditures of public sector issuers including states, territories, healthcare, higher education and transportation issuers. Also, the Federal Reserve has shown willingness to promote the stability of the financial system that are directly supportive of the municipal market, such as the Municipal Lending Facility created in 2020. In March of 2021, Congress passed the American Rescue Plan Act of 2021, a $1.9 trillion economic stimulus package designed to further stabilize the financial system. This law allocated nearly $350 billion of aid to state and local governments to replace lost revenues resulting from the pandemic with relatively few restrictions on use of said funds. While the unprecedented amount of federal aid directed to state and local municipalities has blunted the impact of the pandemic, not all of the issuers of the obligations in National’s insured portfolio are eligible to receive it. Further, if issuers are unable to raise taxes, reduce spending, or receive federal assistance, the Company may experience new or additional losses or impairments on those obligations, which could materially and adversely affect its business, financial condition and financial results.

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
Liquidity
The Company continues to monitor its cash and liquid asset resources using cash forecasting and stress-scenario testing. Members of the Company’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity levels. It remains uncertain to predict the full long-term impact the pandemic may have on the Company’s future liquidity position and needs. Declines in the market value or rating eligibility of assets pledged against the Company’s obligations as a result of credit market deterioration caused by
COVID-19
require additional eligible assets to be pledged in order to meet minimum required collateral amounts against these obligations. This could require the Company to sell assets, potentially with substantial losses or use free cash or other assets to meet the collateral requirements, thus negatively impacting the Company’s liquidity position. Associated declines in the yields in its insurance companies’ fixed-income portfolios could materially impact investment income.
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
MBIA Corp. Insured Portfolio
MBIA Corp.’s primary objectives are to satisfy all claims by its policyholders and to maximize future recoveries, if any, for its senior lending and surplus note holders, and then its preferred stock holders. MBIA Corp. is executing this strategy by, among other things, taking steps to maximize the collection of recoveries and by reducing and mitigating potential losses on its insurance exposures. MBIA Corp.’s insured portfolio performance could deteriorate and result in additional significant loss reserves and claim payments. MBIA Corp.’s ability to meet its obligations is limited by available liquidity and its ability to secure additional liquidity through financing and other transactions. There can be no assurance that MBIA Corp. will be successful in generating sufficient resources to meet its obligations.
Zohar and RMBS Recoveries
Payment of claims on MBIA Corp.’s policies insuring the Class A-1 and A-2 notes issued by Zohar CDO 2003-1, Limited (“Zohar I”) and Zohar II 2005-1, Limited (“Zohar II”), entitles MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. MBIA Corp. anticipates that the primary source of the recoveries will come from the monetization of the assets of Zohar I and Zohar II (the “Zohar Assets”), but there can be no assurance that the monetization of the Zohar Assets will yield amounts sufficient to permit MBIA Corp. to recover a substantial portion of the payments it made on Zohar I and Zohar II. In particular, as the monetization process unfolds and new information concerning the financial condition of the portfolio companies which comprise a significant portion of the Zohar Assets is disclosed, the Company may revise its expectations for recoveries. For example, at a June 3, 2020 hearing, counsel for one of the portfolio companies announced that the monetization process for that company would be delayed as a consequence of having to investigate issues relating to the integrity of the company’s financial statements.

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
Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any cross defaults between the entities and the lack of reliance by MBIA Inc. on MBIA Corp. for dividends, the Company does not believe that a rehabilitation or liquidation proceeding with respect to MBIA Insurance Corporation would have any significant liquidity impact on MBIA Inc. Such a proceeding could have material adverse consequences for MBIA Corp., including the termination of derivative contracts for which counterparties may assert market-based claims, the acceleration of debt obligations issued by affiliates and insured by MBIA Corp., the loss of control of MBIA Insurance Corporation to a rehabilitator or liquidator, and unplanned costs.
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
for the year ended December 31, 2020. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form
10-K.
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
for the year ended December 31, 2020. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position and results of operations. All material intercompany balances and transactions have been eliminated.
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
The results of operations for the three months ended March 31, 2021 may not be indicative of the results that may be expected for the year ending December 31, 2021. The December 31, 2020 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods.
Note 3: Recent Accounting Pronouncements
Recently Adopted Accounting Standards
The Company has not adopted any new accounting pronouncements that had a material impact on its consolidated financial statements.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 3: Recent Accounting Pronouncements (continued)

Recent Accounting Developments
Reference Rate Reform (Topic 848): Scope (ASU 2021-01) and Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04)
In January of 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-01, “Reference Rate Reform – Scope,” which clarified the scope and application of the original guidance, ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” issued in March of 2020. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or other rates that are expected to be discontinued, subject to meeting certain criteria. Both ASU 2020-04 and ASU 2021-01 were effective upon issuance, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is evaluating the impact of adopting ASU 2021-01 and 2020-04.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 4: Variable Interest Entities (continued)

Consolidated VIEs
The carrying amounts of assets and liabilities of consolidated VIEs were $228 million and $474 million, respectively, as of March 31, 2021 and $830 million and $623 million, respectively, as of December 31, 2020. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. In the first quarter of 2021, there was no consolidation or deconsolidation of VIEs by the Company. In the first quarter of 2020, the Company deconsolidated one structured finance VIE due to the prepayment of the outstanding notes of the VIE. Also in the first quarter of 2020, the Puerto Rico Sales Tax Financing Corporation (“COFINA”) Trusts established in 2019 (the “Trusts”) were legally dissolved and the seven related VIEs were deconsolidated. There was no impact on the Company’s consolidated statement of operations for the first quarter of 2020 due to the deconsolidation of these VIEs. Consolidation and deconsolidation gains and losses, if any, are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations.
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
Nonconsolidated VIEs
The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of March 31, 2021 and December 31, 2020. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	March 31, 2021
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$1,757	$80	$16	$69	$13	$428
Consumer asset-backed	277	-	1	1	1	13
Corporate asset-backed	628	-	4	333	5	3

Total global structured finance	2,662	80	21	403	19	444
Global public finance	1,415	-	7	-	7	2

Total insurance	$4,077	$80	$28	$403	$26	$446

	December 31, 2020
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$1,835	$21	$16	$90	$14	$482
Consumer asset-backed	293	-	1	1	1	15
Corporate asset-backed	735	-	5	364	5	-

Total global structured finance	2,863	21	22	455	20	497
Global public finance	1,434	-	7	-	7	2

Total insurance	$4,297	$21	$29	$455	$27	$499

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
Certain state and local governments and territory obligors that National insures are under financial and budgetary stress. In addition, the COVID-19 pandemic may present additional but unknown credit risks to National’s insured portfolio. Puerto Rico had been experiencing significant fiscal stress and constrained liquidity, and in response, the U.S. Congress passed PROMESA. In formulating loss reserves, the Company considers the following: environmental and political impacts; litigation; ongoing discussions with creditors; timing and amount of debt service payments and future recoveries; existing proposed restructuring plans or agreements; and deviations from these proposals in its probability-weighted scenarios. On April 12, 2021, National, other monoline insurers and the Oversight Board reached an agreement in principle settling certain HTA clawback claims in the Commonwealth Title III case and providing for a distribution to HTA holders of cash, bonds and a contingent value instrument and on February 22, 2021, National agreed to join the GO PSA. In September of 2019, National agreed to join the RSA with PREPA, other monoline insurers, a group of uninsured PREPA bondholders, Puerto Rico, and the Oversight Board. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information on COVID-19 and the Company’s Puerto Rico exposures.
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
International and Structured Finance Insurance
The international and structured finance insurance segment’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP do not include financial guarantee VIEs that are eliminated in consolidation. In addition, COVID-19 may present additional but unknown credit risks to MBIA Corp.’s insured portfolio. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information on COVID-19.
RMBS Case Basis Reserves (Financial Guarantees)
The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies, excluding those on consolidated VIEs. The Company’s first-lien RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company’s second-lien RMBS case basis reserves relate to RMBS backed by home equity lines of credit and closed-end second mortgages. The Company calculated RMBS case basis reserves as of March 31, 2021 for both first and second-lien RMBS transactions using a process called the Roll Rate Methodology (“Roll Rate Methodology”). The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Roll Rate is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off or liquidated. The loss reserve estimates are based on a probability-weighted average of potential scenarios of loan losses. Additional data used for both second and first-liens include historic averages of deal specific voluntary prepayment rates, forward projections of the LIBOR interest rates, and historic averages of deal-specific loss severities. In addition, for second-lien RMBS backed by home equity lines of credit, the Company assumes a constant basis spread between Prime and LIBOR interest rates. Where applicable, the Company factors in termination scenarios when clean up calls are imminent.
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
RMBS Recoveries
The Company’s RMBS recoveries primarily relate to excess spread that is generated from the trust structures in the insured transactions and second-lien “put-back” claims related to those mortgage loans whose inclusion in an insured securitization failed to comply with representations and warranties (“ineligible loans”). As of March 31, 2021, the Company had settled all of its put-back claims relating to the inclusion of ineligible loans in securitizations it insured. See “Second-lien Put-Back Claims Related to Ineligible Loans” below.
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
Second-lien Put-Back Claims Related to Ineligible Loans
During the first quarter of 2021, the Company entered into a settlement agreement with Credit Suisse related to its put-back claims. In the litigation brought to pursue these claims, Credit Suisse had challenged the Company’s assessment of the ineligibility of individual mortgage loans. In November of 2020, following a trial and post-trial briefing, the court overseeing the litigation issued a decision declaring that MBIA Corp. had succeeded in establishing that a majority of the loans in the transaction were ineligible. In January of 2021, the Court issued an order declaring that Credit Suisse was liable to MBIA for approximately
$604
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Notwithstanding the monetization procedures agreed to in the Zohar Funds Bankruptcy Cases and confirmed by the court, there can be no assurance that the monetization of the Zohar Assets will yield amounts sufficient to permit MBIA Corp. to recover a substantial portion of the payments it made on Zohar I and Zohar II. In particular, as the monetization process unfolds and new information concerning the financial condition of the portfolio companies is disclosed, the Company may revise its expectations for recoveries. For example, at a June 3, 2020 hearing, counsel for one of the portfolio companies announced that the monetization process for that company would be delayed as a consequence of having to investigate issues relating to the integrity of the company’s financial statements. Failure to recover a substantial portion of the payments made on Zohar I and Zohar II could impede MBIA Corp.’s ability to make payments when due on other policies. MBIA Corp. believes that if the NYSDFS concludes at any time that MBIA Insurance Corporation will not be able to pay its policyholder claims, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the NYIL and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the NYSDFS.
Summary of Loss and LAE Reserves and Recoveries
The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs for the international and structured finance insurance segment, which are included in the Company’s consolidated balance sheets as of March 31, 2021 and December 31, 2020 are presented in the following table:

	As of March 31, 2021		As of December 31, 2020
In millions	Balance Sheet Line Item		Balance Sheet Line Item

	Insurance loss recoverable	Loss and LAE reserves (2)	Insurance loss recoverable	Loss and LAE reserves (2)
U.S. Public Finance Insurance	$1,216	$524	$1,220	$469
International and Structured Finance Insurance:
Before VIE eliminations (1)	426	705	1,082	780
VIE eliminations (1)	(20)	(239)	(625)	(259)

Total international and structured finance insurance	406	466	457	521

Total	$1,622	$990	$1,677	$990

(1) - Includes loan repurchase commitments of $604 million as of December 31, 2020.
(2) - Amounts are net of expected recoveries.
Changes in Loss and LAE Reserves
The following table presents changes in the Company’s loss and LAE reserves for the three months ended March 31, 2021. Changes in loss and LAE reserves, with the exception of loss and LAE payments are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of March 31, 2021, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 1.56%. LAE reserves are generally expected to be settled within a one-year
period and are not discounted. As of March 31, 2021 and December 31, 2020 the Company’s gross loss and LAE reserves included $39 million and $30 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Three Months Ended March 31, 2021
Gross Loss and LAE Reserves as of December 31, 2020 (1)	Loss Payments	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Other	Gross Loss and LAE Reserves as of March 31, 2021 (1)
$990	$(55)	$3	$(11)	$57	$-	$6	$990

(1) - Includes changes in amount and timing of estimated payments and recoveries.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The Company’s loss and LAE reserves remained flat for the three months ended March 31, 2021, however, there was an increase in expected payments as well as unfavorable changes in future recoveries of unpaid losses due to the increase in risk-free discount rates, on certain Puerto Rico exposures. This increase was partially offset by actual payments made and a decrease in expected payments related to certain insured first-lien RMBS transactions as a result of the increase in risk-free rates used to present value loss reserves during the quarter.
Changes in Insurance Loss Recoverable
Insurance loss recoverable represents the Company’s estimate of recoveries on paid claims and LAE. The Company recognizes potential recoveries on paid claims based on the probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. The following table presents changes in the Company’s insurance loss recoverable for the three months ended March 31, 2021. Changes in insurance loss recoverable with the exception of collections, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable
		for the Three Months Ended March 31, 2021
In millions	Gross Reserve as of December 31, 2020	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions (1)	Other (2)	Gross Reserve as of March 31, 2021

Insurance loss recoverable	$1,677	$(14)	$3	$(98)	$53	$1	$1,622

(1) - Includes amounts related to paid claims.
(2) - Primarily changes in amount and timing of collections and LAE.
The decrease in the Company’s insurance loss recoverable reflected in the preceding table was primarily due to an increase in risk-free rates which caused future recoveries on paid claims to decline, and a decrease in expected recovery assumptions on CDOs. This decrease was partially offset by a change in expected recovery assumptions related to paid claims on certain Puerto Rico credits.
Loss and LAE Activity
For the three months ended March 31, 2021, loss and LAE incurred primarily related to a decrease in future recoveries on unpaid and paid losses due to an increase in risk-free discount rates and an increase in expected payments on certain Puerto Rico credits as well as a decrease in expected salvage collections related to CDOs. This was partially offset by a decrease in the present value of loss reserves, primarily related to first-lien RMBS transactions, as a result of the increase in risk-free discount rates.
For the three months ended March 31, 2020, loss and LAE incurred primarily related to a decrease in expected salvage collections related to CDOs, as well as declines in risk-free rates during the quarter which increased the present value of the loss reserves, primarily related to first-lien RMBS transactions.
Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended March 31, 2021 and 2020, gross LAE related to remediating insured obligations were $12 million and $9 million, respectively.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Surveillance Categories
The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of March 31, 2021:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total

Number of policies	46	16	-	217	279
Number of issues (1)	16	3	-	98	117
Remaining weighted average contract period (in years)	6.3	6.1	-	7.8	7.3
Gross insured contractual payments outstanding: (2)
Principal	$1,390	$123	$-	$3,251	$4,764
Interest	1,933	53	-	1,370	3,356

Total	$3,323	$176	$-	$4,621	$8,120

Gross Claim Liability (3)	$-	$-	$-	$1,010	$1,010
Less:
Gross Potential Recoveries (4)	-	-	-	2,115	2,115
Discount, net (5)	-	-	-	(464)	(464)

Net claim liability (recoverable)	$-	$-	$-	$(641)	$(641)

Unearned premium revenue	$9	$-	$-	$34	$43
Reinsurance recoverable on paid and unpaid losses (6)					$11

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2020:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total

Number of policies	46	16	-	219	281
Number of issues (1)	16	3	-	100	119
Remaining weighted average contract period (in years)	6.4	6.4	-	7.9	7.4
Gross insured contractual payments outstanding: (2)
Principal	$1,422	$123	$-	$3,302	$4,847
Interest	1,974	54	-	1,441	3,469

Total	$3,396	$177	$-	$4,743	$8,316

Gross Claim Liability (3)	$-	$-	$-	$1,088	$1,088
Less:
Gross Potential Recoveries (4)	-	-	-	1,947	1,947
Discount, net (5)	-	-	-	(173)	(173)

Net claim liability (recoverable)	$-	$-	$-	$(686)	$(686)

Unearned premium revenue	$10	$-	$-	$35	$45
Reinsurance recoverable on paid and unpaid losses (6)					$11

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
Note 6: Fair Value of Financial Instruments
Fair Value Measurement
Financial Assets and Liabilities
Financial assets held by the Company primarily consist of investments in debt securities, loans receivables at fair value and loan repurchase commitments held by consolidated VIEs. The Company’s remaining loan repurchase commitments were settled in the first quarter of 2021. Financial liabilities, excluding derivative liabilities, issued by the Company primarily consist of debt issued for general corporate purposes within its corporate segment, medium-term notes (“MTNs”), investment agreements and debt issued by consolidated VIEs. The Company’s derivative liabilities are primarily interest rate swaps and insured credit derivatives.
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
Loans Receivable at Fair Value
Loans receivable at fair value are comprised of loans and other instruments held by consolidated VIEs, consisting of residential mortgage loans and are categorized in Level 3 of the fair value hierarchy. Fair values of residential mortgage loans are determined using quoted prices for MBS issued by the respective VIE and adjusted for the fair values of the financial guarantees provided by MBIA Corp. on the related MBS. The fair values of the financial guarantees consider expected claim payments, net of recoveries, under MBIA Corp.’s policies.
Loan Repurchase Commitments
Loan repurchase commitments are obligations owed by the sellers/servicers of mortgage loans to MBIA as reimbursement of paid claims. Loan repurchase commitments were assets of the consolidated VIEs. These assets represented the rights of MBIA against the sellers/servicers for breaches of representations and warranties that the securitized residential mortgage loans sold to the trust to comply with stated underwriting guidelines and for the sellers/servicers to cure, replace, or repurchase mortgage loans. Fair value measurements of loan repurchase commitments represented the amounts owed by the sellers/servicers to MBIA as reimbursement of paid claims and contractual interest. Loan repurchase commitments were not securities and no quoted prices or comparable market transaction information were observable or available. Fair values of loan repurchase commitments were determined using discounted cash flow techniques and were categorized in Level 3 of the fair value hierarchy. The Company’s loan repurchase commitments were settled in the first quarter of 2021.
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
Derivatives—Other
The Company also had other derivative liabilities as a result of a commutation that occurred in 2014. The fair value of these derivative liabilities were determined using a discounted cash flow model. Key inputs included unobservable cash flows projected over the expected term of the derivative. As the significant inputs were unobservable, the derivative contract was categorized in Level 3 of the fair value hierarchy. These derivative liabilities were settled in the first quarter of 2021.
Significant Unobservable Inputs
The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

In millions	Fair Value as of March 31, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:

Loans receivable at fair value	$124	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee (2)	-26% - 84% (20%) (1)
Liabilities of consolidated VIEs:
Variable interest entity notes	280	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	30% - 73% (59%) (1)

(1) -	Weighted average represents the total MBIA guarantees as a percentage of total instrument fair value.

(2) -	Negative percentage represents financial guarantee policies in a receivable position.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

In millions	Fair Value as of December 31, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:

Loans receivable at fair value	$120	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee (2)	-28% - 109% (22%) (1)
Loan repurchase commitments	604	Discounted cash flow	Recovery value (3)
Liabilities of consolidated VIEs:
Variable interest entity notes	303	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	30% - 73% (57%) (1)
Other derivative liabilities	49	Discounted cash flow	Cash flows	$49 - $49 ($49)

(1) -	Weighted average represents the total MBIA guarantees as a percentage of total instrument fair value.

(2) -	Negative percentage represents financial guarantee policies in a receivable position.

(3) -	Recovery value reflects an estimate of the amount to be awarded to the Company as part of litigation seeking to enforce its contractual rights.
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
As of December 31, 2020, the significant unobservable input used in the fair value measurement of the Company’s loan repurchase commitments of consolidated VIEs was a recovery value, which reflected an estimate of the amount to be awarded to the Company as part of litigation seeking to enforce its contractual rights. The Company’s remaining loan repurchase commitments were settled in the first quarter of 2021 for $600 million.
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
As of December 31, 2020, the significant unobservable input used in the fair value measurement of MBIA Corp.’s other derivatives, which were valued using a discounted cash flow model, was the estimates of future cash flows discounted using market rates and CDS spreads. This derivative contract was settled in the first quarter of 2021 for an amount consistent with the reported amount as of December 31, 2020.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements
The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2021
Assets:
Fixed-maturity investments:

U.S. Treasury and government agency	$955	$99	$-	$1,054
State and municipal bonds	-	185	-	185
Foreign governments	-	17	-	17
Corporate obligations	-	984	-	984
Mortgage-backed securities:
Residential mortgage-backed agency	-	296	-	296
Residential mortgage-backed non-agency	-	90	-	90
Commercial mortgage-backed	-	14	-	14
Asset-backed securities:
Collateralized debt obligations	-	125	-	125
Other asset-backed	-	193	-	193

Total fixed-maturity investments	955	2,003	-	2,958
Money market securities	30	-	-	30
Perpetual debt and equity securities	40	24	-	64
Cash and cash equivalents	116	-	-	116
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	1	-	1

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2021
Assets of consolidated VIEs:
Corporate obligations	-	6	-	6
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	38	-	38
Commercial mortgage-backed	-	16	-	16
Asset-backed securities:
Collateralized debt obligations	-	8	-	8
Other asset-backed	-	8	-	8
Cash	5	-	-	5
Loans receivable at fair value:
Residential loans receivable	-	-	124	124
Other assets:
Currency derivatives	-	-	9	9
Other	-	-	14	14

Total assets	$1,146	$2,104	$147	$3,397

Liabilities:
Medium-term notes	$-	$-	$105	$105
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	1	-	1
Non-insured derivatives:
Interest rate derivatives	-	125	-	125
Liabilities of consolidated VIEs:
Variable interest entity notes	-	45	280	325

Total liabilities	$-	$171	$385	$556

2
2

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2020
Assets:
Fixed-maturity investments:

U.S. Treasury and government agency	$750	$105	$-	$855
State and municipal bonds	-	195	-	195
Foreign governments	-	15	-	15
Corporate obligations	-	975	-	975
Mortgage-backed securities:
Residential mortgage-backed agency	-	319	-	319
Residential mortgage-backed non-agency	-	32	-	32
Commercial mortgage-backed	-	20	-	20
Asset-backed securities:
Collateralized debt obligations	-	121	-	121
Other asset-backed	-	141	-	141

Total fixed-maturity investments	750	1,923	-	2,673
Money market securities	1	-	-	1
Perpetual debt and equity securities	37	25	-	62
Cash and cash equivalents	158	-	-	158
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	1	-	1

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2020
Assets of consolidated VIEs:
Corporate obligations	-	6	-	6
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	40	-	40
Commercial mortgage-backed	-	16	-	16
Asset-backed securities:
Collateralized debt obligations	-	8	-	8
Other asset-backed	-	7	-	7
Cash	9	-	-	9
Loans receivable at fair value:
Residential loans receivable	-	-	120	120
Loan repurchase commitments	-	-	604	604
Other assets:
Currency derivatives	-	-	6	6
Other	-	-	14	14

Total assets	$955	$2,026	$744	$3,725

Liabilities:
Medium-term notes	$-	$-	$110	$110
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	2	-	2
Non-insured derivatives:
Interest rate derivatives	-	164	-	164
Other	-	-	49	49
Liabilities of consolidated VIEs:
Variable interest entity notes	-	47	303	350

Total liabilities	$-	$213	$462	$675

Level 3 assets at fair value as of March 31, 2021 and December 31, 2020 represented approximately 4% and 20%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of March 31, 2021 and December 31, 2020 represented approximately 69% and 68%, respectively, of total liabilities measured at fair value.

2
4

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)
The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of March 31, 2021 and December 31, 2020. The majority of the financial assets and liabilities that the Company requires fair value reporting or disclosures are valued based on the estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for similar products.

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of March 31, 2021	Carry Value Balance as of March 31, 2021
Liabilities:
Long-term debt	$-	$736	$-	$736	$2,258
Medium-term notes	-	-	395	395	590
Investment agreements	-	-	353	353	268
Liabilities of consolidated VIEs:
Variable interest entity notes	-	129	-	129	126

Total liabilities	$-	$865	$748	$1,613	$3,242

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$874	$874	$(246)
Ceded recoverable (liability)	-	-	45	45	(19)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2020	Carry Value Balance as of December 31, 2020
Liabilities:
Long-term debt	$-	$631	$-	$631	$2,229
Medium-term notes	-	-	396	396	598
Investment agreements	-	-	376	376	269
Liabilities of consolidated VIEs:
Variable interest entity notes	-	276	-	276	273

Total liabilities	$-	$907	$772	$1,679	$3,369

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$811	$811	$(282)
Ceded recoverable (liability)	-	-	45	45	(17)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2021 and 2020:
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended
March 31, 2021

In millions	Balance, Beginning of Period	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2021	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of March 31, 2021 (1)
Assets:

Assets of consolidated VIEs:
Loans receivable- residential	$120	$9	$-	$-	$-	$(5)	$-	$-	$-	$124	$8	$-
Loan repurchase commitments	604	(4)	-	-	-	(600)	-	-	-	-	-	-
Currency derivatives	6	3	-	-	-	-	-	-	-	9	3	-
Other	14	-	-	-	-	-	-	-	-	14	-	-

Total assets	$744	$8	$-	$-	$-	$(605)	$-	$-	$-	$147	$11	$-

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Period	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2021	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of March 31, 2021 (2)
Liabilities:

Medium-term notes	$110	$(7)	$2	$-	$-	$-	$-	$-	$-	$105	$(7)	$2
Other derivatives	49	-	-	-	-	(49)	-	-	-	-	-	-
Liabilities of consolidated VIEs:
VIE notes	303	22	(16)	-	-	(29)	-	-	-	280	4	3

Total liabilities	$462	$15	$(14)	$-	$-	$(78)	$-	$-	$-	$385	$(3)	$5

(1) -	Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

(2) -	Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2020

In millions	Balance, Beginning of Period	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2020	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of March 31, 2020 (1)
Assets:

Other asset-backed	$1	$-	$-	$-	$-	$-	$-	$-	$-	$1	$-	$-
Assets of consolidated VIEs:
Loans receivable- residential	136	(35)	-	-	-	(3)	-	-	-	98	(35)	-
Loan repurchase commitments	486	20	-	-	-	-	-	-	-	506	20	-
Currency derivatives	8	10	-	-	-	-	-	-	-	18	10	-
Other	18	(3)	-	-	-	-	-	-	-	15	(3)	-

Total assets	$649	$(8)	$-	$-	$-	$(3)	$-	$-	$-	$638	$(8)	$-

In millions	Balance, Beginning of Period	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2020	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of March 31, 2020 (2)
Liabilities:
Medium-term notes	$108	$2	$(12)	$-	$-	$-	$-	$-	$-	$98	$2	$(12)
Credit derivatives	7	1	-	-	-	-	-	-	-	8	1	-
Other derivatives	34	3	-	-	-	-	-	-	-	37	3	-
Other payable	4	-	-	-	-	(4)	-	-	-	-	-	-
Liabilities of consolidated VIEs:
VIE notes	347	(25)	(36)	-	-	(5)	-	-	-	281	(28)	(34)

Total liabilities	$500	$(19)	$(48)	$-	$-	$(9)	$-	$-	$-	$424	$(22)	$(46)

(1) -	Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

(2) -	Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

2
6

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

For the three months ended March 31, 2021 and 2020, there were no transfers into or out of Level 3.
Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended March 31, 2021 and 2020 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of March 31, 2021	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of March 31, 2020
Revenues:

Unrealized gains (losses) on insured derivatives	$-	$-	$(1)	$(1)
Net gains (losses) on financial instruments at fair value and foreign exchange	7	7	(5)	(5)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(14)	7	17	20
Total	$(7)	$14	$11	$14
Fair Value Option
The Company elected to record at fair value certain financial instruments that are consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others
.
The following table presents the gains and (losses) included in the Company’s consolidated statements of operations for the three months ended March 31, 2021 and 2020 for financial instruments for which the fair value option was elected:

	Three Months Ended March 31,
In millions	2021	2020

Investments carried at fair value (1)	$3	$(20)
Fixed-maturity securities held at fair value-VIE (2)	1	(6)
Loans receivable at fair value:
Residential mortgage loans (2)	9	(35)
Loan repurchase commitments (2)	(4)	20
Other assets-VIE (2)	-	(3)
Medium-term notes (1)	7	(2)
Variable interest entity notes (2)	(23)	27

(1) -	Reported within “Net gains (losses) of financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.
(2) -	Reported within “Net gains (losses) of financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.

2
7

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2021 and December 31, 2020 for loans and notes for which the fair value option was elected:

	As of March 31, 2021			As of December 31, 2020
	Contractual			Contractual
	Outstanding	Fair		Outstanding	Fair
In millions	Principal	Value	Difference	Principal	Value	Difference
Loans receivable at fair value:
Residential mortgage loans - current	$85	$85	$-	$89	$89	$-
Residential mortgage loans (90 days or more past due)	144	39	105	147	31	116

Total loans receivable and other instruments at fair value	$229	$124	$105	$236	$120	$116
Variable interest entity notes	$1,080	$325	$755	$1,117	$350	$767
Medium-term notes	$118	$105	$13	$122	$110	$12
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
Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option
As of March 31, 2021 and December 31, 2020, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were losses of $36 million and $51 million, respectively, reported in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the three months ended March 31, 2021 and 2020, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $20 million and $2 million, respectively.
Note 7: Investments
Investments, excluding those elected under the fair value option, include debt and equity securities classified as AFS.
The following tables presents the amortized cost, allowance for credit losses, corresponding gross unrealized gains and losses and fair value for AFS investments in the Company’s consolidated investment portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021
In millions	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$1,006	$-	$47	$(5)	$1,048
State and municipal bonds	160	-	25	-	185
Foreign governments	13	-	-	-	13
Corporate obligations	883	-	31	(16)	898
Mortgage-backed securities:
Residential mortgage-backed agency	285	-	7	(3)	289
Residential mortgage-backed non-agency	83	-	4	(3)	84
Commercial mortgage-backed	11	-	1	-	12
Asset-backed securities:
Collateralized debt obligations	114	-	-	(1)	113
Other asset-backed	173	-	-	-	173

Total AFS investments	$2,728	$-	$115	$(28)	$2,815

2
8

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

	December 31, 2020
In millions	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$775	$-	$75	$(1)	$849
State and municipal bonds	162	-	32	-	194
Foreign governments	11	-	1	-	12
Corporate obligations	827	-	64	(1)	890
Mortgage-backed securities:
Residential mortgage-backed agency	305	-	8	(1)	312
Residential mortgage-backed non-agency	22	-	3	-	25
Commercial mortgage-backed	17	-	1	-	18
Asset-backed securities:		-
Collateralized debt obligations	120	-	-	(2)	118
Other asset-backed	121	-	-	-	121

Total AFS investments	$2,360	$-	$184	$(5)	$2,539

Total AFS investments increased as of March 31, 2021 compared to December 31, 2020 primarily due to the investment of proceeds received from the Credit Suisse settlement.
The following table presents the distribution by contractual maturity of AFS fixed-maturity securities at amortized cost, net of allowance for credit losses, and fair value as of March 31, 2021. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities
In millions	Net Amortized Cost	Fair Value
Due in one year or less	$827	$829
Due after one year through five years	374	387
Due after five years through ten years	231	248
Due after ten years	630	680
Mortgage-backed and asset-backed	666	671

Total fixed-maturity investments	$2,728	$2,815

Deposited and Pledged Securities
The fair value of securities on deposit with various regulatory authorities as of March 31, 2021 and December 31, 2020 was $11 million. These deposits are required to comply with state insurance laws.
Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of March 31, 2021 and December 31, 2020, the fair value of securities pledged as collateral for these investment agreements approximated $278 million and $282 million, respectively. The Company’s collateral as of March 31, 2021 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks.
Refer to “Note 8: Derivative Instruments” for information about securities posted to derivative counterparties.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

Impaired Investments
The following tables present the
non-credit
related gross unrealized losses related to AFS investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$125	$(5)	$-	$-	$125	$(5)
State and municipal bonds	4	-	-	-	4	-
Foreign governments	6	-	-	-	6	-
Corporate obligations	278	(15)	15	(1)	293	(16)
Mortgage-backed securities:
Residential mortgage-backed agency	100	(3)	-	-	100	(3)
Residential mortgage-backed non-agency	35	(3)	1	-	36	(3)
Commercial mortgage-backed	2	-	-	-	2	-
Asset-backed securities:
Collateralized debt obligations	19	-	71	(1)	90	(1)
Other asset-backed	77	-	1	-	78	-

Total AFS investments	$646	$(26)	$88	$(2)	$734	$(28)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$99	$(1)	$-	$-	$99	$(1)
Foreign governments	2	-	-	-	2	-
Corporate obligations	103	(1)	7	-	110	(1)
Mortgage-backed securities:
Residential mortgage-backed agency	53	(1)	-	-	53	(1)
Residential mortgage-backed non-agency	2	-	1	-	3	-
Commercial mortgage-backed	-	-	5	-	5	-
Asset-backed securities:
Collateralized debt obligations	37	-	78	(2)	115	(2)
Other asset-backed	29	-	-	-	29	-

Total AFS investments	$325	$(3)	$91	$(2)	$416	$(5)

Gross unrealized losses on AFS investments increased as of March 31, 2021 compared with December 31, 2020 primarily due to higher interest rates, partially offset by tightening credit spreads.
With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of March 31, 2021 and December 31, 2020 was 14 and 9 years, respectively. As of March 31, 2021 and December 31, 2020, there were 45 and 42 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 7 and 9 securities, respectively, were below book value by more than 5%.
The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of March 31, 2021:

	AFS Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	2	$1	$1
> 15% to 25%	3	1	1
> 50%	2	-	-

Total	7	$2	$2

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value. As of March 31, 2021, the Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of March 31, 2021 that would require the sale of impaired securities.
Credit Losses on Investments
The Company’s fixed-maturity securities for which fair value is less than amortized cost are reviewed quarterly in order to determine whether a credit loss exists. If the Company determines that the declines in the fair value are related to credit loss, the Company will establish an allowance for credit losses and recognize the credit component through earnings. Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the Company’s policy for its determination of credit losses.
The Company does not recognize credit losses on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of March 31, 2021 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company. The Company did not hold any securities in an unrealized loss position that were insured by a third-party financial guarantor as of March 31, 2021.

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (1)

Mortgage-backed	$36	$(3)	$44
Corporate obligations	85	(10)	-

Total	$121	$(13)	$44

(1) -
Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured and are discounted using a discount rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract and may differ from the fair value.

Allowance for Credit Losses Rollforward
The Company did not establish an allowance for credit losses for AFS securities as of March 31, 2021 or purchase any credit-deteriorated assets for the three months ended March 31, 2021.
The following table presents the rollforward of the allowance for credit losses on HTM investments for the three months ended March 31, 2020.

		Three Months Ended March 31, 2020
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

Sales of Available-for-Sale Investments
Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
In millions	2021	2020
Proceeds from sales	$178	$279
Gross realized gains	$4	$11
Gross realized losses	$(5)	$(8)

Equity Investments
Unrealized gains and losses recognized on equity investments held as of the end of each period for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
In millions	2021	2020
Net gains and (losses) recognized during the period on equity securities	$2	$(13)
Less:
Net gains and (losses) recognized during the period on equity securities sold during the period	-	-

Unrealized gains and (losses) recognized during the period on equity securities still held at the reporting date	$2	$(13)

Note 8: Derivative Instruments
U.S. Public Finance Insurance
The Company’s derivative exposure within its U.S. public finance insurance operations primarily consists of insured interest rate swaps related to insured U.S. public finance debt issues. These derivatives do not qualify for the financial guarantee scope exception and are accounted for as derivative instruments. Changes in the fair values of the Company’s insured derivatives within its U.S. Public Finance segment are included in “Net change in fair value of insured derivatives” on the Company’s consolidated statements of operations.
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
The Company had also entered into a derivative contract in connection with the commutation of certain insurance exposure, which occurred in 2014. Changes in the fair value of this non-insured
derivative are included in “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. This derivative contract was settled in the first quarter of 2021 for an amount consistent with the amount reported at fair value as of December 31, 2020.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 8: Derivative Instruments (continued)

Credit Derivatives Sold
The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of March 31, 2021 and December 31, 2020. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s Investor Services (“Moody’s”), Standard & Poor’s Financial Services, LLC (“S&P”) or MBIA.

$ in millions	As of March 31, 2021
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured swaps	13.8 Years	$-	$56	$1,311	$358	$-	$1,725	$(1)

Total notional		$-	$56	$1,311	$358	$-	$1,725

Total fair value		$-	$-	$-	$(1)	$-		$(1)

$ in millions	As of December 31, 2020
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured swaps	13.9 Years	$-	$58	$1,327	$358	$-	$1,743	$(2)

Total notional		$-	$58	$1,327	$358	$-	$1,743

Total fair value		$-	$-	$(1)	$(1)	$-		$(2)

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
Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of March 31, 2021 and December 31, 2020, the Company did not hold or post cash collateral to derivative counterparties.
As of March 31, 2021 and December 31, 2020, the Company had securities with a fair value of $154 million and $214 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale,
at fair value” on the Company’s consolidated balance sheets.
As of March 31, 2021 and December 31, 2020, the fair value on one Credit Support Annex (“CSA”) was $1 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of March 31, 2021 and December 31, 2020, the counterparty was rated Aa3 by Moody’s and A+ by S&P.

3
3

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
The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of March 31, 2021:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured swaps	$1,725	Other assets	$-	Derivative liabilities	$(1)
Interest rate swaps	429	Other assets	1	Derivative liabilities	(125)
Interest rate swaps-embedded	241	Medium-term notes	-	Medium-term notes	(10)
Currency swaps-VIE	52	Other assets-VIE	9	Derivative liabilities-VIE	-

Total non-designated derivatives	$2,447		$10		$(136)

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

The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of December 31, 2020:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured swaps	$1,743	Other assets	$-	Derivative liabilities	$(2)
Interest rate swaps	437	Other assets	1	Derivative liabilities	(164)
Interest rate swaps-embedded	252	Medium-term notes	-	Medium-term notes	(10)
Currency swaps-VIE	53	Other assets-VIE	6	Derivative liabilities-VIE	-
All other	49	Other assets	-	Derivative liabilities	(49)

Total non-designated derivatives	$2,534		$7		$(225)

(1) -
In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2021 and 2020:

In millions
Derivatives Not Designated as		Three Months Ended March 31,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2021	2020
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$-	$(1)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	35	(56)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	2	10
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	-	(3)

Total		$37	$(50)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 9: Income Taxes
The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
In millions	2021	2020
Income (loss) before income taxes	$(106)	$(333)
Provision (benefit) for income taxes	$-	$-
Effective tax rate	0.0%	0.0%

For the three months ended March 31, 2021 and 2020, the Company’s effective tax rate applied to its loss before income taxes was lower than the U.S. statutory tax rate due to the full valuation allowance on the changes in its net deferred tax asset.
Deferred Tax Asset, Net of Valuation Allowance
The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax
income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $1.0 billion and $966 million as of March 31, 2021 and December 31, 2020, respectively. The Company will continue to analyze the valuation allowance on a quarterly basis.
NOLs of property and casualty insurance companies are permitted to be carried back two years and carried forward 20 years, except where modified by the CARES Act as outlined below. NOLs of property and casualty insurance companies are not subject to the 80 percent taxable income limitation and indefinite lived carryforward period required by the Tax Cuts and Jobs Act applicable to general corporate NOLs
.
Accounting for Uncertainty in Income Taxes
The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of March 31, 2021 and December 31, 2020, the Company had no UTB.
Federal income tax returns through 2011 have been examined or surveyed. As of March 31, 2021, the Company’s NOL is approximately $3.2 billion. NOLs generated prior to tax reform and property and casualty NOLs generated after tax reform will expire between tax years 2031 through 2041. As of March 31, 2021, the Company has a foreign tax credit carryforward of $61 million, which will expire between tax years 2021 through 2030.
Section 382 of the Internal Revenue Code
On May 2, 2018, MBIA Inc.’s shareholders ratified an amendment to the Company’s
By-Laws,
which had been adopted earlier by MBIA Inc.’s Board of Directors. The amendment places restrictions on certain acquisitions of Company stock that otherwise may have increased the likelihood of an ownership change within the meaning of Section 382 of the Internal Revenue Code. With certain exceptions, the amendment generally prohibits a person from becoming a “Section 382 five-percent shareholder” by acquiring, directly or by attribution,
5
% or more of the outstanding shares of the Company’s common stock.
COVID-19 Tax Impact
On March 27, 2020, as part of the business stimulus package in response to COVID-19, the U.S. government enacted the CARES Act. The CARES Act established new tax provisions including, but not limited to: (1) five-year carryback of NOLs generated in 2018, 2019 and 2020; (2) accelerated refund of alternative minimum tax (“AMT”) credit carryforwards; and (3) retroactive changes to allow accelerated depreciation for certain depreciable property. The legislation did not have a material impact on the Company’s tax positions due to the lack of taxable income in the carryback periods. On December 21, 2020, The Consolidated Appropriations Act (“Act”) passed by Congress to respond to the health and economic impacts of COVID-19. The Act includes a number of tax law changes, including the expansion of Employee Retention Credit, important changes to Paycheck Protection Program, and extension of a variety of expiring tax provisions. On March 6, 2021, The American Rescue Plan Act was passed by Congress to further respond to the health and economic impacts of COVID-19. Among other changes, the legislation provides for an extension of the Employee Retention Credit through 2021. These two legislations do not have a material impact on the Company’s tax positions.

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
Corporate
The Company’s corporate segment consists of general corporate activities, including providing support services to MBIA Inc.’s subsidiaries as well as asset and capital management. Support services are provided by the Company’s service company, MBIA Services, and include, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. Capital management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiaries, MBIA Global Funding, LLC (“GFL”) and MBIA Investment Management Corp. (“IMC”). MBIA Inc. issued debt to finance the operations of the MBIA group. GFL raised funds through the issuance of MTNs with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. The Company has ceased issuing new MTNs and investment agreements and the outstanding liability balances and corresponding asset balances have declined over time as liabilities matured, terminated or were called or repurchased. During 2020, the remaining investment agreements issued by IMC matured, and as of December 31, 2020, there were no outstanding investment agreements issued by IMC. All of the debt within the corporate segment is managed collectively and is serviced by available liquidity.
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

3
6

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 10: Business Segments (continued)

MBIA Corp. insures non-U.S. public finance and global structured finance obligations, including asset-backed obligations. MBIA Corp. has insured sovereign-related and sub-sovereign bonds, utilities, privately issued bonds used for the financing of projects that include toll roads, bridges, airports, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, and aircraft leases. MBIA Corp. has also written policies guaranteeing obligations under certain other derivative contracts, including termination payments that may become due upon certain insolvency or payment defaults of the financial guarantor or the issuer. MBIA Corp. has not written any meaningful amount of business since 2008.
Segments Results
The following tables provide the Company’s segment results for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	U.S.		International
	Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$23	$5	$7	$-		$35
Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	55	(1)	-		51
Revenues of consolidated VIEs	-	-	(14)	-		(14)
Inter-segment revenues (2)	8	18	4	(30)		-

Total revenues	28	78	(4)	(30)		72
Losses and loss adjustment	109	-	(11)	-		98
Operating	4	21	3	-		28
Interest	-	14	27	-		41
Expenses of consolidated VIEs	-	-	11	-		11
Inter-segment expenses (2)	14	6	10	(30)		-

Total expenses	127	41	40	(30)		178

Income (loss) before income taxes	$(99)	$37	$(44)	$-		$(106)

Identifiable assets	$3,562	$899	$3,477	$(2,563	) (3)	$5,375

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3) -	Consists principally of intercompany reinsurance balances.

3
7

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 10: Business Segments (continued)

	Three Months Ended March 31, 2020
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 11: Earnings Per Share (continued)
The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
In millions except per share amounts	2021	2020
Basic earnings per share:
Net income (loss) available to common shareholders	$(106)	$(333)
Basic weighted average shares (1)	49.3	72.1

Net income (loss) per basic common share	$(2.16)	$(4.62)

Diluted earnings per share:
Net income (loss) available to common shareholders	$(106)	$(333)
Diluted weighted average shares (1)	49.3	72.1

Net income (loss) per diluted common share	$(2.16)	$(4.62)

Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	5.0	4.9

(1) -
 Includes 0.9 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for each of the three months ended March 31, 2021 and 2020, respectively.

Note 12: Accumulated Other Comprehensive Income
The following table presents the changes in the components of AOCI for the three months ended March 31, 2021:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Instrument-Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total

Balance, December 31, 2020	$176	$(10)	$(51)	$115
Other comprehensive income (loss) before reclassifications	(87)	1	(5)	(91)
Amounts reclassified from AOCI	(5)	-	20	15
Net period other comprehensive income (loss)	(92)	1	15	(76)
Balance, March 31, 2021	$84	$(9)	$(36)	$39
The following table prese
n
ts the details of the reclassifications from AOCI for the three months ended March 31, 2021 and 2020:

In millions	Amounts Reclassified from AOCI
	Three Months Ended March 31,
Details about AOCI Components	2021	2020	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:

Realized gains (losses) on sale of securities	$5	$3	Net gains (losses) on financial instruments at fair value and foreign exchange
Total unrealized gains (losses) on AFS
securities	5	3
Instrument-specific credit risk of liabilities:
Settlement of liabilities	(20)	(2)	Net gains (losses) on financial instruments at fair value and foreign exchange
Total reclassifications for the period	$(15)	$1	Net income (loss)

3
9

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 13: Commitments and Contingencies

The following commitments and contingencies provide an update of those discussed in “Note 19: Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.
Litigation
MBIA Insurance Corp. v. Credit Suisse Securities (USA) LLC, et al.
; Index No. 603751/2009 (N.Y. Sup. Ct., N.Y. County)
On December 14, 2009, MBIA Corp. commenced an action in New York State Supreme Court, New York County, against Credit Suisse. The complaint sought damages for claims in connection with the procurement of financial guarantee insurance on the Home Equity Mortgage Trust Series 2007-2 securitization. On January 30, 2013, MBIA Corp. filed an amended complaint. In November of 2020, following a trial and post-trial briefing, the court overseeing the litigation issued a decision declaring that MBIA Corp. had succeeded in establishing that a majority of the loans in the transaction were ineligible. In January of 2021, the Court issued an order declaring that Credit Suisse was liable to MBIA for approximately $604 million in damages. On February 9, 2021, the parties to the litigation entered into a settlement agreement pursuant to which Credit Suisse paid MBIA Corp. $600 million, and on February 11, 2021, the court entered an order dismissing the case.
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
Tilton et al. v. MBIA Inc., et al.; Adversary Case No. 19-50390 (KBO) (Bankr. Del.)
On October 1, 2019, Lynn Tilton and certain affiliated entities commenced an adversary proceeding in the Zohar Funds Bankruptcy Cases against MBIA Inc., MBIA Corp. and other Zohar Funds creditors seeking the equitable subordination of those creditors’ claims with respect to the Zohar Funds. Plaintiffs claim they are entitled to relief due to inequitable and unfair conduct by defendants. The Company and the other defendants filed their respective motions to dismiss on October 30, 2020
.
Briefing on those motions is complete and the motions are under submission.
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
MBIA Insurance Corp. v. Tilton et al., Adversary Case No. 20-50776 (KBO) (Bankr. Del.)
On July 30, 2020, MBIA Corp. commenced an adversary proceeding in the Zohar Funds Bankruptcy Cases against Lynn Tilton and certain affiliated entities seeking damages incurred by MBIA Corp. in connection with insurance policies it issued on senior notes issued by Zohar I and Zohar II. Tilton and her affiliated defendants moved to dismiss the complaint on October 23, 2020. Briefing on the motion is complete and the motion is under submission.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 13: Commitments and Contingencies (continued)

Motion of Assured Guaranty Corp., Assured Guaranty Municipal Corp., and National Public Finance Guarantee Corporation for Adequate Protection or, in the Alternative, for Relief from the Automatic Stay
, Case No. 17 BK 3567-LTS (D.P.R. August 23, 2019) (Swain, J.)
On January 16, 2020, National, Ambac and Assured (“Movants”) filed a renewed motion in the PRHTA Title III case for relief from the automatic stay or, in the alternative, adequate protection. The motion seeks leave to file a complaint in Puerto Rico, and argues that the revenues securing the bonds insured by Movants are being improperly diverted away from PRHTA, despite such revenues being the exclusive property of PRHTA and its bondholders. Following a preliminary lift stay hearing held on June 4, 2020, on July 2, 2020, Judge Swain ruled that the Movants had failed to satisfy its burden of presenting a colorable claim that they had a statutory, contractual or equitable lien on HTA. On September 9, 2020, the Court entered a final order denying the HTA lift stay motion, finding that a balancing of factors does not support stay relief. The Movants appealed, and the case was argued before the First Circuit Court of Appeals on February 4, 2021. On March 3, 2021 the First Circuit affirmed Judge Swain’s decision holding that
the Title III court did not abuse its discretion in denying relief from the automatic stay.
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
On December 21, 2018, the Oversight Board and the Official Committee of Unsecured Creditors of all Debtors other than COFINA filed an adversary complaint against the PBA, seeking a declaration that leases purportedly entered into by PBA are in fact disguised financing transactions and that PBA therefore has no right under PROMESA or the Bankruptcy Code to receive post-petition payments from the Title III debtors or administrative claims against the debtors. On January 28, 2019, National filed a motion to intervene in the proceeding. On March 12, 2019, the Court granted National’s intervention motion. On March 19, 2019, National filed an answer to the complaint. On September 27, 2019, the Oversight Board filed a voluntary petition for relief for PBA pursuant to PROMESA, commencing a case under Title III. The complaint has been stayed indefinitely by order of the Court. As part of the GO PSA, National has agreed to stay its participation in this litigation subject to the effective date of the Commonwealth plan of adjustment.
The Financial Oversight and Management Board for Puerto Rico, as Representative of the Commonwealth of Puerto Rico, et al. v. National Public Finance Guarantee Corporation, et al
., Case No. 19-00291 (D.P.R. May 2, 2019) (Swain, J.)
On May 2, 2019, the Oversight Board and the Official Committee of Unsecured Creditors of all Title III Debtors (other than COFINA) (the “Committee”) filed lien avoidance adversary complaints against several hundred defendants, including National, challenging the existence, extent, and enforceability of GO bondholders’ liens. After an approximately five-month stay of litigation entered by the Court on July 24, 2019, these adversary proceedings resumed pursuant to an interim schedule entered by the Court in December 2019. On February 5, 2020, National and Assured Guaranty Municipal Corp. filed a motion to dismiss the adversary proceeding. The motion has been stayed indefinitely by order of the Court. As part of the GO PSA, National has agreed to stay its participation in this litigation subject to the effective date of the Commonwealth plan of adjustment.
The Financial Oversight and Management Board for Puerto Rico, as Representative of the Commonwealth of Puerto Rico, et al., Case No. 17-03567 LTS (D.P.R. July 17, 2020) (Swain, J.)
On July 17, 2020, National, Ambac Assurance Corporation, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and Financial Guaranty Insurance Company sought appointment as trustees under Section 926 of Title 11 of the United States Code to pursue certain claims on behalf of HTA against the Commonwealth of Puerto Rico. On August 11, 2020, Judge Swain denied the motion. The movants appealed to the First Circuit Court of Appeals, and briefing is underway. As part of the GO PSA and HTA PSA, National’s participation in this litigation will be stayed subject to the effective date of the Commonwealth plan of adjustment.
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
On January 16, 2020, the Oversight Board filed an adversary complaint against National, Ambac, Assured Guaranty, Assured Guaranty Municipal Corp., Financial Guaranty Insurance Company, Peaje Investments LLC and the Bank of New York Mellon as fiscal agent. The Oversight Board challenges the claims and validity of the liens asserted against the Commonwealth by holders of HTA bonds. The complaint contains 201 counts against the bondholder parties objecting to proofs of claim and security interests asserted regarding the Commonwealth’s retention of certain revenues previously assigned to HTA. This matter is currently stayed but the Court permitted the Oversight Board to file certain limited cross motions on April 28, 2020. The cross motions for summary judgment were filed on July 16, 2020. On September 23, 2020, Judge Swain heard argument on the limited cross motions for summary judgment, which remain pending. On January 20, 2021, Judge Swain issued an order deferring the adjudication of the summary judgment motions so that defendant monolines can seek limited discovery from the Oversight Board on all documents related to the collection and flow of Excise Taxes and pledged revenue into and out of its accounts, among other things. On April 6, 2021, the Oversight Board filed a motion to lift the litigation stay for the limited purpose of filing further summary judgment motions that would dispose of substantially all of the remaining claims challenged in this complaint. The hearing on this motion was held April 28, 2021, and the motion was denied. As part of the GO PSA and HTA PSA, National has agreed to stay its participation in this litigation subject to the effective date of the HTA plan of adjustment.
Complaint Objecting to Defendants’ Claims and Seeking Related Relief,
Case No. 20-00007-LTS (January 16, 2020) (Swain J.)
On January 16, 2020, the Oversight Board and the Creditors Committee filed an adversary complaint against National and other defendants challenging the claims and validity of the liens asserted against HTA by holders and insurers of HTA bonds. The complaint contains 302 counts challenging the claims and liens asserted against HTA. This matter has been stayed indefinitely by order of the Court. As part of the GO PSA and HTA PSA, National has agreed to stay its participation in this litigation subject to the effective date of the Commonwealth plan of adjustment.
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
Lease Commitments
The Company has a lease agreement for its headquarters in Purchase, New York as well an immaterial lease for an office in San Francisco, California, as well as office equipment. The Purchase, New York initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense is recognized on a straight-line basis. The following table provides information about the Company’s leases as of March 31, 2021:

$ in millions	As of March 31, 2021	Balance Sheet Location
Right-of-use asset	$19	Other assets
Lease liability	$19	Other liabilities

Weighted average remaining lease term (years)	8.4
Discount rate used for operating leases	7.5%
Total future minimum lease payments	$28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations of MBIA Inc. should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 and the consolidated financial statements and notes thereto included in this Form 10-Q. In addition, this discussion and analysis of financial condition and results of operations includes statements of the opinion of MBIA Inc.’s management which may be forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Refer to “Risk Factors” in Part II, Item 1A and “Forward-Looking Statements” and “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 for a further discussion of risks and uncertainties.
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
National’s primary objectives are to maximize the performance of its existing insured portfolio through effective surveillance and remediation activity and effectively manage its investment portfolio. Our corporate segment consists of general corporate activities, including providing support services to MBIA’s operating subsidiaries and asset and capital management. MBIA Corp.’s primary objectives are to satisfy all claims by its policyholders and to maximize future recoveries, if any, for its senior lending and surplus note holders, and then its preferred stock holders. MBIA Corp. is executing this strategy by, among other things, taking steps to maximize the collection of recoveries and reducing and mitigating potential losses on its insurance exposures. We do not expect National or MBIA Corp. to write significant new business.
EXECUTIVE OVERVIEW
COVID-19
The global outbreak of the novel coronavirus COVID-19 (“COVID-19”) continues to affect a wide range of economic activities, domestic and global business and financial markets. The distribution of the COVID-19 vaccines approved by the U.S. Food and Drug Administration may materially reduce the impact of COVID-19 going forward, although the long-term impact of the virus including certain new strains remains uncertain. The attendant governmental policy and social responses, and economic and financial consequences, continue to be the subject of considerable attention and development.
Insured portfolios
The Company continues to assess the financial impact of the pandemic on its operating insurance companies’ overall insured portfolios as part of its regular monitoring functions. Adverse developments on macroeconomic factors resulting from the spread of COVID-19, including without limitation reduced economic activity and certainty, increased unemployment, increased loan defaults or delinquencies, and increased stress on municipal budgets, including due to reduced tax revenues and the ability to raise taxes or limit spending, could materially and adversely affect the performance of the Company’s insured portfolios. The impact of the pandemic on the Company’s financial guarantee credits varies based on the nature of the taxes, fees and revenues pledged to debt repayment and their sensitivity to the related slowdown in economic activity. The duration of the pandemic, the efficacy of vaccines, spending of federal aid to state and local governments, and the breadth and speed of economic recovery will determine the degree of economic stress, if any, incurred by the credits in the Company’s insured portfolios. Further, any national recession that may result from the pandemic and its aftermath could present additional but yet unknown credit risks to the Company’s insured portfolios.
Federal legislation passed to combat the economic impact of the pandemic has been significant, including the $2.7 trillion Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in 2020, which included significant aid to offset COVID-19 related expenditures of public sector issuers including states, territories, healthcare, higher education and transportation issuers. Also, the Federal Reserve has shown a willingness to promote the stability of the financial system that are directly supportive of the municipal market, such as the Municipal Lending Facility created in 2020. In March of 2021, the American Rescue Plan Act of 2021 was enacted — a $1.9 trillion economic stimulus package designed to further stabilize the financial system. This law allocated nearly $350 billion of aid to state and local governments to replace lost revenues resulting from the pandemic with relatively few restrictions on use of said funds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

While the unprecedented amount of federal aid directed to state and local municipalities has blunted the impact of the pandemic, not all of the issuers of the obligations in National’s insured portfolio are eligible to receive it. Further, if issuers are unable to raise taxes, reduce spending, or receive federal assistance, the Company may experience new or additional losses or impairments on those obligations, which could materially and adversely affect its business, financial condition and financial results.
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
Liquidity
The Company continues to monitor its cash and liquid asset resources using cash forecasting and stress-scenario testing. Members of the Company’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity levels. The full long-term impact the pandemic may have on our future liquidity position and needs remains uncertain. Declines in the market value or rating eligibility of assets pledged against the Company’s obligations as a result of credit market deterioration caused by COVID-19 require additional eligible assets to be pledged in order to meet minimum required collateral amounts against these obligations. This could require the Company to sell assets, potentially with substantial losses or use free cash or other assets to meet the collateral requirements, thus negatively impacting the Company’s liquidity position. Associated declines in the yields in our insurance companies’ fixed-income portfolios could materially impact investment income.
2021 Business Developments
The following is a summary of 2021 business developments:
Puerto Rico (Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures)

•
On January 1, 2021, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $51 million. As of March 31, 2021, National had $2.9 billion of debt service outstanding related to Puerto Rico.

•
On February 22, 2021, National agreed to join a plan support agreement, dated as of February 22, 2021 (the “GO PSA”), among the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), certain holders of GO Bonds and PBA Bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp, and Syncora Guarantee Inc. in connection with the GO and PBA Title III cases. The GO PSA provides that, among other things, National shall receive a pro rata share of allocable cash, newly issued General Obligation bonds, a contingent value instrument and certain fees. The GO PSA also permitted National to terminate its participation in the GO PSA on or prior to March 31, 2021, which date was extended ultimately to May 5, 2021. On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain clawback claims and providing for a distribution of cash, bonds and a contingent value instrument to Puerto Rico Highway and Transportation Authority (“HTA”) bondholders subject to completing negotiations on a plan support agreement in respect of an HTA plan of adjustment (the “HTA PSA”). On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA and National thereby agreed not to terminate its participation in the GO PSA. The Oversight Board has committed to filing a plan of adjustment for HTA by January 31, 2022. The GO PSA contemplates a Commonwealth plan becoming effective on or before December 15, 2021; however there can be no assurance that such plans will become effective, or on the contemplated timeline.

•
On April 6, 2021, the Oversight Board filed a motion seeking to schedule the hearing to consider the adequacy of the disclosure statement for the Commonwealth plan of adjustment for June 16, 2021. By order dated May 4, 2021, Judge Swain set the disclosure statement hearing for July 13, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

•
In the HTA Title III case, in September of 2020, the Court entered an order denying the motion of National and other monolines seeking to lift the automatic stay to protect HTA bondholders’ property interests in certain designated cash flows. On March 3, 2021 the First Circuit affirmed Judge Swain’s decision holding that the Title III court did not abuse its discretion in denying relief from the automatic stay.

•
In January of 2021, the reconstitution of the Oversight Board with the reappointment of three existing members and appointment of four new members for three year terms, including the newly elected Governor sitting as an ex officio
member, was confirmed.

Credit Suisse
In January of 2021, the Court overseeing MBIA Corp.’s litigation against Credit Suisse Securities (USA) LLC and DLJ Mortgage Capital, Inc. (collectively, “Credit Suisse”), involving the ineligibility of a majority of the loans in the HEMT 2007-2 RMBS transaction sponsored by Credit Suisse, issued an order declaring that Credit Suisse was liable to MBIA for approximately $604 million in damages. In February of 2021, the parties to the litigation entered into a settlement agreement pursuant to which Credit Suisse paid MBIA Corp. $600 million, and the Court entered an order dismissing the case. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a discussion of our Credit Suisse put-back claims.
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

	Three Months Ended March 31,
In millions except per share amounts	2021	2020
Net income (loss)	$(106)	$(333)
Net income (loss) per diluted share	$(2.16)	$(4.62)
Adjusted net income (loss) (1)	$(116)	$(47)
Adjusted net income (loss) per diluted share (1)	$(2.36)	$(0.65)
Cost of shares purchased or repurchased	$-	$65

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

Economic and Financial Market Trends
The U.S. economy improved during the first quarter of 2021 driven by positive developments from both a public health and economic standpoint since the significant drop in gross domestic product (“GDP”) in the second quarter of 2020 when the nation dealt with the emerging challenges of facing COVID-19. The economy has substantially improved from the beginning of this year due to the end of the winter spike in coronavirus cases, acceleration of vaccinations and additional stimulus from Congress. Economic activity and employment have improved, however, sectors of the economy most negatively impacted by the COVID-19 pandemic remain weak and U.S. unemployment rate remains above pre-pandemic levels.
Some financial conditions have improved due to measures taken by Congress and the Federal Reserve to support the economy and enhance access to credit for U.S. households and businesses. However, economic activity, employment and inflation remain at risk as the path of economic recovery will be significantly affected by the course of the virus, including new variants, and the continuing progress on vaccinations throughout the country. The Federal Reserve continued to state that until the labor market has improved it will allow inflation to run above its 2 percent target, but it has persistently been running below that target, including through the first quarter of 2021. The enactment of the $1.9 trillion American Rescue Plan, along with the positive trends in the pace of vaccinations, has resulted in an expected increase in GDP in the range of 6 percent for 2021, according to the Federal Open Market Committee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

The Federal Open Market Committee maintained its target range for the federal funds rate at 0 to
1
⁄
4
percent at its April 2021 meeting. The Federal Reserve has committed to keeping interest rates at or near zero in order to lower borrowing costs until they are confident that the economy has stabilized and the health crisis has subsided. Furthermore, the Federal Reserve has remained committed to using all of its resources and tools to support the economy by assisting households, employers, and state and local governments during the coronavirus pandemic.
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
For a discussion of the Company’s critical accounting estimates, refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In addition, refer to “Note 5: Loss and Loss Adjustment Expense Reserves” and “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for a current description of estimates used in our insurance loss reserving process and information about our financial assets and liabilities that are accounted for at fair value, including valuation techniques and significant inputs.
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Summary of Consolidated Results
The following table presents a summary of our consolidated financial results for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
In millions except per share amounts	2021	2020
Total revenues	$72	$(6)
Total expenses	178	327

Income (loss) before income taxes	(106)	(333)

Provision (benefit) for income taxes	-	-

Net income (loss)	$(106)	$(333)

Net income (loss) per common share:
Basic	$(2.16)	$(4.62)
Diluted	$(2.16)	$(4.62)
Weighted average number of common shares outstanding:
Basic	49.3	72.1
Diluted	49.3	72.1
Consolidated total revenues increased for the three months ended March 31, 2021 principally due to fair value gains on our interest rate swaps as a result of an increase in rates during the first quarter of 2021 compared with fair value losses on our interest rate swaps in the same period of 2020, partially offset by gains from put-back claims related to mortgage loans whose inclusion in a insured securitization failed to comply with representations and warranties (“ineligible loans”) within a second-lien RMBS variable interest entity (“VIE”) in the first quarter of 2020. These put-back claims on ineligible loans were settled in the first quarter of 2021.
Consolidated total expenses for the three months ended March 31, 2021 included $98 million of losses and LAE compared with $243 million for the same period of 2020. This decrease in losses and LAE was primarily due to decreases in losses incurred on CDOs and first-lien RMBS, partially offset by increases in losses on certain Puerto Rico credits. Refer to the following “Loss and Loss Adjustment Expenses” sections of National and MBIA Corp. for additional information on our losses and LAE.

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
The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
In millions except share and per share amounts	2021	2020
Net income (loss)	$(106)	$(333)
Less: adjusted net income (loss) adjustments:
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(44)	(220)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments (1)	38	(77)
Foreign exchange gains (losses) (1)	17	8
Net gains (losses) on sales of investments (1)	(1)	3
Adjusted net income adjustment to the (provision) benefit for income tax (2)	-	-

Adjusted net income (loss)	$(116)	$(47)

Adjusted net income (loss) per diluted common share (3)	(2.36)	(0.65)

(1) - Reported	within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2) - Reported	within “Provision (benefit) for income taxes” on the Company’s consolidated statements of operations.

(3) -	Adjusted net income (loss) per diluted common share is calculated by taking adjusted net income (loss) divided by the GAAP weighted average number of diluted common shares outstanding.

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
The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

In millions except share and per share amounts	As of March 31, 2021	As of December 31, 2020
Total shareholders’ equity of MBIA Inc.	$(41)	$136
Common shares outstanding	54,348,650	53,677,148
GAAP book value per share	$(0.76)	$2.55
Management’s adjustments described above:
Remove negative book value per share of MBIA Corp.	(32.19)	(31.97)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	1.26	2.86
Include net unearned premium revenue in excess of expected losses	4.02	4.29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance
Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of March 31, 2021, National had total insured gross par outstanding of $40.5 billion.
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
The following table presents our U.S. public finance insurance segment results for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Percent
In millions	2021	2020	Change
Net premiums earned	$17	$15	13%
Net investment income	14	21	-33%
Fees and reimbursements	-	1	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	(18)	-83%

Total revenues	28	19	47%

Losses and loss adjustment	109	48	127%
Amortization of deferred acquisition costs	4	3	33%
Operating	14	13	8%

Total expenses	127	64	98%

Income (loss) before income taxes	$(99)	$(45)	120%

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The increase in net premiums earned for the three months ended March 31, 2021 compared with the same period of 2020 was primarily due to a $2 million increase in refunded premiums earned. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. Refunding activity can vary significantly from period to period based on issuer refinancing behavior.
NET INVESTMENT INCOME The decrease in net investment income for the three months ended March 31, 2021 compared with the same period of 2020 was primarily due to a lower average invested asset base resulting from claim payments and purchases of MBIA Inc. common shares.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE For the three months ended March 31, 2021, net losses on financial instruments at fair value and foreign exchange were driven by fair value losses on investments as a result of decreases in security prices due to the increase in interest rates during the first quarter of 2021. For the three months ended March 31, 2020, net losses on financial instruments at fair value and foreign exchange included fair value losses on securities due to a widening of credit spreads during the first quarter of 2020.

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
For the three months ended March 31, 2021, losses and LAE primarily related to certain Puerto Rico exposures. For the three months ended March 31, 2020, losses and LAE primarily related to certain Puerto Rico exposures as well as an investor owned utility exposure.
The following table presents information about our U.S. public finance insurance loss recoverable asset and loss and LAE reserves liabilities as of March 31, 2021 and December 31, 2020:

In millions	March 31, 2021	December 31, 2020	Percent Change
Assets:
Insurance loss recoverable	$1,216	$1,220	-%
Reinsurance recoverable on paid and unpaid losses (1)	6	6	-%
Liabilities:
Loss and LAE reserves	524	469	12%
Insurance loss recoverable - ceded (2)	50	48	4%

Net reserve (salvage)	$(648)	$(709)	-9%

(1) – Reported within “Other assets” on our consolidated balance sheets.
(2) – Reported within “Other liabilities” on our consolidated balance sheets.
The insurance loss recoverable as of March 31, 2021 declined slightly compared with December 31, 2020 as a result of increases in discount rates used to present value future expected recoveries, which was largely offset by a change in expected recoveries related to claims paid on certain Puerto Rico exposures. Loss and LAE reserves as of March 31, 2021 increased compared with December 31, 2020 primarily due an increase in expected net payments, as well as the impact of increases in discount rates used to present value the net future expected payments, partially offset by actual payments made related to certain Puerto Rico exposures.
POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three months ended March 31, 2021 and 2020 are presented in the following table:

	Three Months Ended March 31,		Percent
In millions	2021	2020	Change
Gross expenses	$15	$13	15%

Amortization of deferred acquisition costs	$4	$3	33%
Operating	14	13	8%

Total insurance operating expenses	$18	$16	13%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs.
When an insured obligation refunds, we accelerate any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during the first quarters of 2021 or 2020.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of March 31, 2021 and December 31, 2020. Capital appreciation bonds (“CABs”) are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	March 31, 2021		December 31, 2020
Rating	Amount	%	Amount	%
AAA	$2,047	5.1%	$2,080	5.0%
AA	15,612	38.5%	16,299	39.0%
A	12,445	30.7%	12,888	30.8%
BBB	6,826	16.9%	7,019	16.7%
Below investment grade	3,548	8.8%	3,570	8.5%

Total	$40,478	100.0%	$41,856	100.0%

U.S. Public Finance Insurance Puerto Rico Exposures
The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of March 31, 2021.

In millions	Gross Par Outstanding		Debt Service Outstanding	National Internal Rating
Puerto Rico Electric Power Authority (PREPA)	$903		$1,202	d
Puerto Rico Commonwealth GO	290		369	d
Puerto Rico Public Buildings Authority (PBA) (1)	169		218	d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	523		869	d
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue (PRHTA)	27		34	d
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	41	(2)	60	d
University of Puerto Rico System Revenue	73		96	d
Inter American University of Puerto Rico Inc.	19		23	a3

Total	$2,045		$2,871

(1) - Additionally secured by the guarantee of the Commonwealth of Puerto Rico.
(2) - Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy. As of March 31, 2021, gross par outstanding plus CABs accreted interest was $43 million.
On June 30, 2016, PROMESA was signed into law by the President of the United States. PROMESA provides for the creation of the Oversight Board with powers relating to the development and implementation of a fiscal plan for the Commonwealth and each of its instrumentalities as well as a court-supervised Title III process that allows Puerto Rico to restructure its debt if voluntary agreements cannot be reached with creditors through a collective action process. Following the resignation and replacement of several Oversight Board members, the Oversight Board has been reconstituted with four new members while three existing members have been reappointed by the President for another three year term. The newly elected Governor of Puerto Rico has appointed himself as a non-voting member of the reconstituted Oversight Board.
On May 3, 2017, the Oversight Board certified and filed a petition under Title III of PROMESA for Puerto Rico with the District Court of Puerto Rico thereby commencing a bankruptcy-like case for the Commonwealth GO. Under separate petitions, the Oversight Board subsequently commenced Title III proceedings for COFINA, PRHTA, PREPA and PBA on May 5, 2017, May 21, 2017, July 2, 2017 and September 27, 2019, respectively. One of the proceedings was resolved on February 4, 2019, when the District of Puerto Rico entered the order confirming the Third Amended Title III Plan of Adjustment for COFINA. The plan became effective on February 12, 2019, and as of December 31, 2019, we no longer have exposure to COFINA. There can be no assurance that the other Title III proceedings will be resolved with similar outcomes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $1.6 billion relating to GO bonds, PBA bonds, PREPA bonds and PRHTA bonds through March 31, 2021, inclusive of the commutation payment and the additional payment in the amount of $66 million on December 17, 2019 related to COFINA.
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
On February 22, 2021, National agreed to join a plan support agreement, dated as of February 22, 2021 (the “GO PSA”), among the Oversight Board, certain holders of GO Bonds and PBA Bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp, and Syncora Guarantee Inc. in connection with the GO and PBA Title III cases. The GO PSA provides that, among other things, National shall receive a pro rata share of allocable cash, newly issued General Obligation bonds, a contingent value instrument and certain fees. The GO PSA also permitted National to terminate its participation in the GO PSA on or prior to March 31, 2021, which date was extended ultimately to May 5, 2021. On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain clawback claims and providing for a distribution of cash, bonds and a contingent value instrument to HTA bondholders subject to completing negotiations on a plan support agreement in respect of the HTA PSA. On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA, and National thereby agreed not to terminate its participation in the GO PSA. The Oversight Board has committed to filing a plan of adjustment for HTA by January 31, 2022. The GO PSA contemplates a Commonwealth plan becoming effective on or before December 15, 2021; however there can be no assurance that such plans will become effective, or on the contemplated timeline. Pursuant to the GO PSA, the Oversight Board and National shall jointly request the entry of an order in the Title III court staying National’s actions to appoint a trustee in the HTA Title III case pursuant to Section 926, currently before the First Circuit Court of Appeals, together with other actions related to the clawback of HTA funds from the Commonwealth, and National shall take no further action with respect to those proceedings subject to the Commonwealth plan becoming effective.
On April 6, 2021, the Oversight Board filed a motion seeking to schedule the hearing to consider the adequacy of the disclosure statement for the Commonwealth plan of adjustment for June 16, 2021. By order dated May 4, 2021, Judge Swain set the disclosure statement hearing for July 13, 2021.
On July 24, 2019, Judge Swain entered an order staying certain adversary proceedings and contested matters until December 31, 2019, and imposing mandatory mediation under Judge Houser. Among the matters stayed in which National is either a party in interest or intervenor are the (i) PBA adversary proceeding seeking to recharacterize the PBA bonds as financings and (ii) GO adversary and HTA adversary proceedings, both challenging bondholder liens. Pursuant to interim schedules entered by the Court in December 2019, the PBA adversary proceeding and the HTA adversary proceeding were to remain stayed until March 11, 2020, but the Court subsequently stayed all such adversary proceedings indefinitely subject to the progress of the GO confirmation process. As part of the GO PSA, National’s participation in this litigation will be stayed subject to the effective date of the Commonwealth plan of adjustment.
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
On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain HTA clawback claims in the Commonwealth Title III case and providing for a distribution to HTA holders of cash, bonds and a contingent value instrument subject to completing negotiations on a plan support agreement in respect of the HTA PSA. On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA, and National thereby agreed not to terminate its participation in the GO PSA. The Oversight Board has committed to filing a plan of adjustment for HTA by January 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

On August 23, 2019, National and Assured (the “HTA Movants”) filed a motion in the Title III case for PRHTA for adequate protection or, in the alternative, relief from the automatic stay. The motion argues that the revenues securing the bonds insured by HTA Movants are being improperly diverted away from PRHTA, despite such revenues being the exclusive property of PRHTA and its bondholders. Pursuant to an interim schedule entered by the Court in December 2019, the HTA Movants, along with Ambac Assurance Corporation and FGIC, amended the motion on January 16, 2020. Following a preliminary hearing held on June 4, 2020, on July 2, 2020, Judge Swain held that the Movants had failed to satisfy its burden of presenting a colorable claim that they had a statutory, contractual or equitable lien on HTA Revenues, including Excise Taxes or Toll Revenues. On September 9, 2020, the Court entered a final order denying the HTA lift stay motion, finding a balancing of factors does not support stay relief. National filed a notice of appeal to the First Circuit on September 23, 2020. The First Circuit heard the appeal on February 4, 2021. On March 3, 2021 the First Circuit affirmed Judge Swain’s decision holding that the Title III court did not abuse its discretion in denying relief from the automatic stay.
Status of Puerto Rico’s Fiscal Plans
In January of 2021, the Oversight Board requested that the Puerto Rico government submit a proposed updated Fiscal Plan for the Commonwealth. The Commonwealth submitted a revised fiscal plan on March 8, 2021. On March 15, 2021, the Oversight Board deemed the Puerto Rico government’s fiscal plan to be non-compliant, and has required the government to submit a revised updated fiscal plan, including all financial and supporting models. The Oversight Board certified the government’s fiscal plan on April 23, 2021. For the remaining component units, the Oversight Board expects to certify fiscal plans for PREPA, the University of Puerto Rico (the “University”) and PRHTA on or by May 28, 2021. The Oversight Board also expects to certify the fiscal year 2022 budgets for Commonwealth, PREPA, the University and PRHTA by June 30, 2021.
University of Puerto Rico
The University is not a debtor in Title III and continues to be current on its debt service payment. However, the University is subject to a standstill agreement with its senior bondholders, which has been extended to August 28, 2021. National is not a party to the standstill agreement.
The following table presents our scheduled gross debt service due on our Puerto Rico insured exposures for the nine months ending December 31, 2021, for each of the subsequent four years ending December 31 and thereafter:

In millions	Nine Months Ending December 31, 2021	2022	2023	2024	2025	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$117	$140	$137	$137	$105	$566	$1,202
Puerto Rico Commonwealth GO	74	19	14	13	75	174	369
Puerto Rico Public Buildings Authority (PBA)	19	9	27	43	36	84	218
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	13	27	36	33	36	724	869
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue (PRHTA)	1	9	1	1	1	21	34
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	3	2	4	2	2	47	60
University of Puerto Rico System Revenue	5	7	12	11	16	45	96
Inter American University of Puerto Rico Inc.	3	3	3	3	3	8	23

Total	$235	$216	$234	$243	$274	$1,669	$2,871

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Corporate
Our corporate segment consists of general corporate activities, including providing support services to MBIA Inc.’s subsidiaries and asset and capital management. Support services are provided by our service company, MBIA Services, and include, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. Capital management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiaries, MBIA Global Funding, LLC (“GFL”) and MBIA Investment Management Corp. (“IMC”). During 2020, the remaining investment agreements issued by IMC matured, and as of December 31, 2020, there were no outstanding investment agreements issued by IMC. MBIA Inc. issued debt to finance the operations of the MBIA group. GFL raised funds through the issuance of medium-term notes (“MTNs”) with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. The Company has ceased issuing new MTNs and investment agreements and the outstanding liability balances and corresponding asset balances have declined over time as liabilities matured, terminated or were called or repurchased. All of the debt within the corporate segment is managed collectively and is serviced by available liquidity.
The following table summarizes the consolidated results of our corporate segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Percent Change
In millions	2021	2020
Net investment income	$7	$8	-13%
Fees	16	16	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	55	(56)	n/m

Total revenues	78	(32)	n/m

Operating	22	15	47%
Interest	19	21	-10%

Total expenses	41	36	14%

Income (loss) before income taxes	37	(68)	n/m

n/m—Percent change not meaningful.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended March 31, 2021 was primarily due to the impact of increases in interest rates during 2021 on the fair values of interest rate swaps for which we receive floating rates compared with fair value losses on these swaps in the same period of 2020 due to decreases in interest rates.
OPERATING EXPENSES Operating expenses increased for the three months ended March 31, 2021 compared with the same period of 2020 primarily due to an increase in compensation expense related to a deferred compensation plan.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

MBIA Corp. has insured sovereign-related and sub-sovereign bonds, privately issued bonds used for the financing of utilities, toll roads, bridges, airports, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from cash flows generated by a specified pool of assets, such as residential and commercial mortgages, insurance policies, consumer loans, corporate loans and bonds, and aircraft leases. MBIA Insurance Corporation insures the investment agreements written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would be required to make such payments under its insurance policies. MBIA Insurance Corporation also insured debt obligations of other affiliates, including GFL, IMC and MZ Funding LLC (“MZ Funding”). MBIA Corp. had also written insurance policies guaranteeing the obligations under credit default swap (“CDS”) contracts of an affiliate, LaCrosse Financial Products, LLC and certain other derivative contracts. Certain policies covered payments potentially due under CDS, including termination payments that may become due in certain circumstances, including the occurrence of certain insolvency or payment defaults under the CDS or derivative contracts by the insured counterparty or by the guarantor. We no longer insure new CDS contracts except for potential transactions related to the restructuring of existing exposures. MBIA Insurance Corporation provides 100% reinsurance to its subsidiary, MBIA Mexico S.A. de C.V. (“MBIA Mexico”).
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
The following table presents our international and structured finance insurance segment results for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Percent Change
In millions	2021	2020
Net premiums earned	$6	$6	-%
Net investment income	1	1	-%
Fees and reimbursements	4	4	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	(1)	11	-109%
Revenues of consolidated VIEs:
Net investment income	-	8	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	(14)	15	n/m
Other net realized gains (losses)	-	(9)	-100%

Total revenues	(4)	36	-111%

Losses and loss adjustment	(11)	195	-106%
Amortization of deferred acquisition costs	4	4	-%
Operating	7	7	-%
Interest	27	31	-13%
Expenses of consolidated VIEs:
Operating	2	2	-%
Interest	11	17	-35%

Total expenses	40	256	-84%

Income (loss) before income taxes	(44)	(220)	-80%

n/m—Percent change not meaningful.
As of March 31, 2021, MBIA Corp.’s total insured gross par outstanding was $7.3 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The following table provides net premiums earned from our financial guarantee contracts for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Percent
In millions	2021	2020	Change
Net premiums earned:
Non-U.S.	$5	$5	-%
U.S.	1	1	-%

Total net premiums earned	$6	$6	-%

VIE premiums eliminated in consolidation	$1	$(4)	-125%
Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The negative VIE net premiums earned (eliminated in consolidation) for 2020 was primarily due to the termination of a policy, resulting in the reversal of previously eliminated net premiums in excess of cash received.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net gains on financial instruments at fair value and foreign exchange for the three months ended March 31, 2020 were primarily related to gains from foreign currency revaluations of Mexican peso-denominated loss reserves as a result of the strengthening of the U.S. dollar, partially offset by losses from foreign currency revaluations of Chilean unidad de foment-denominated premium receivables as a result of the strengthening of the U.S. dollar.
REVENUES OF CONSOLIDATED VIEs The decrease in revenues of consolidated VIEs for three months ended March 31, 2021 compared with the same period of 2020 was primarily due to higher fair value gains from put-back claims on ineligible loans within a second-lien RMBS VIE and higher net investment income in 2020 from VIEs. These decreases were partially offset by credit losses on held-to-maturity investments of a consolidated VIE in 2020. During 2020, we deconsolidated VIEs for which net investment income was recorded.
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
For the three months ended March 31, 2021, the losses and LAE benefit primarily related to increases in the risk-free rates used to discount expected claims, which decreased the present value of net loss reserves, primarily on our insured first-lien RMBS transactions. This decrease in losses and LAE was partially offset by a decline in expected salvage collections from insured CDOs. For the three months ended March 31, 2020, losses and LAE primarily related to a decrease in expected salvage collections related to CDOs. In addition, declines in the risk-free rates during the first quarter of 2020 increased the present value of loss reserves, primarily on our insured first-lien RMBS transactions. As a result of the consolidations of VIEs, losses and LAE includes the elimination of a losses and LAE benefit of $16 million and $22 million for the three months ended March 31, 2021 and 2020, respectively.
The following table presents information about our insurance loss recoverable and loss and LAE reserves as of March 31, 2021 and December 31, 2020:

In millions	March 31, 2021	December 31, 2020	Percent Change
Assets:
Insurance loss recoverable	$406	$457	-11%
Reinsurance recoverable on paid and unpaid losses (1)	5	5	-%
Liabilities:
Loss and LAE reserves	466	521	-11%

Net reserve (salvage)	$55	$59	-7%

(1) -	Reported within “Other assets” on our consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The insurance loss recoverable primarily relates to reimbursement rights arising from the payment of claims on MBIA Corp.’s policies insuring certain CDOs. Such payments also entitle MBIA Corp. to exercise certain rights and remedies to seek recovery of its reimbursement entitlements. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for additional information regarding our estimates of recoveries.
Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about our loss reserving policy, loss reserves and recoverables.
POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three months ended March 31, 2021 and 2020 are presented in the following table:

	Three Months Ended March 31,		Percent Change
In millions	2021	2020
Gross expenses	$7	$7	-%

Amortization of deferred acquisition costs	$4	$4	-%

Operating	7	7	-%

Total insurance operating expenses	$11	$11	-%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. We did not defer a material amount of policy acquisition costs during the first quarters of 2021 or 2020. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.
INTEREST EXPENSE OF CONSOLIDATED VIEs For the three months ended March 31, 2021, total interest expense of consolidated VIEs decreased compared with the same period of 2020 due to the deconsolidation of VIEs in 2020.
International and Structured Finance Insurance Portfolio Exposures
Credit Quality
The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of March 31, 2021 and December 31, 2020, 25% and 24%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.
Selected Portfolio Exposures
The following is a summary of selected significant exposures within our residential mortgage insured portfolio of our international and structured finance insurance segment. In addition, as of March 31, 2021, MBIA Corp. insured $276 million of CDOs and related instruments. We may experience considerable incurred losses in certain of these sectors. There can be no assurance that the loss reserves recorded in our financial statements will be sufficient or that we will not experience losses on transactions on which we currently have no loss reserves, in particular if the economy deteriorates. We may seek to purchase, directly or indirectly, obligations guaranteed by MBIA Corp. or seek to commute policies. The amount of insurance exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time, and other considerations. In some cases, these activities may result in a reduction of loss reserves, but in all cases they are intended to limit our ultimate losses and reduce the future volatility in loss development on the related policies. Our ability to purchase guaranteed obligations and to commute policies will depend on management’s assessment of available liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Residential Mortgage Exposure
MBIA Corp. insures RMBS backed by residential mortgage loans, including second-lien RMBS transactions (revolving home equity lines of credit (“HELOC”) loans and closed-end second (“CES”) mortgages). MBIA Corp. also insures MBS backed by first-lien alternative A-paper (“Alt-A”) and subprime mortgage loans directly through RMBS securitizations. The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of March 31, 2021 and December 31, 2020. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of
Collateral Type	March 31, 2021	December 31, 2020	Percent Change
HELOC Second-lien	$248	$269	-8%
CES Second-lien	93	104	-11%
Alt-A First-lien (1)	807	825	-2%
Subprime First-lien	269	285	-6%
Prime First-lien	5	6	-17%

Total	$1,422	$1,489	-4%

(1) -	Includes international exposure of $234 million and $237 million as of March 31, 2021 and December 31, 2020, respectively.
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
As of March 31, 2021, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $1.4 billion compared with $1.5 billion as of December 31, 2020. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. For a further discussion of the Company’s reinsurance, refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Taxes
Provision for Income Taxes
The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2021 and 2020 are presented in the following table:

	Three Months Ended March 31,
In millions	2021	2020
Income (loss) before income taxes	$(106)	$(333)
Provision (benefit) for income taxes	$-	$-
Effective tax rate	-%	-%
For the three months ended March 31, 2021 and 2020, our effective tax rate applied to our loss before income taxes was lower than the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset.
As of March 31, 2021 and December 31, 2020, the Company’s valuation allowance against its net deferred tax asset was $1.0 billion and $966 million, respectively. Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National and potential future sources of taxable income to be identified by the Company. Accordingly, the Company will continue to re-evaluate its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future. Refer to “Note 9: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The CARES Act established new tax provisions including, but not limited to: (1) five-year carryback of NOLs generated in 2018, 2019 and 2020; (2) accelerated refund of alternative minimum tax (“AMT”) credit carryforwards; and (3) retroactive changes to allow accelerated depreciation for certain depreciable property. The legislation did not have a material impact on the Company’s tax positions due to the lack of taxable income in the carryback periods.
On December 21, 2020, The Consolidated Appropriations Act (“Act”) was passed by Congress to respond to the health and economic impacts of COVID-19. The Act includes a number of tax law changes, including the expansion of the Employee Retention Credit, important changes to the Paycheck Protection Program, and extension of a variety of expiring tax provisions. On March 6, 2021, The American Rescue Plan Act was passed by Congress to further respond to the health and economic impacts of COVID-19. Among other changes, the legislation provides for an extension of the Employee Retention Credit through 2021. These two legislations do not have a material impact on the Company’s tax positions.
CAPITAL RESOURCES
The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, surplus notes issued by MBIA Corp., and MBIA Corp.’s financing facility between MZ Funding and certain purchasers, pursuant to which the purchasers or their affiliates agreed to refinance the outstanding insured senior notes of MZ Funding (“Refinanced Facility”). Total capital resources were $1.3 billion and $1.6 billion as of March 31, 2021 and December 31, 2020, respectively.
In addition to scheduled debt maturities, from time to time, we reduce unsecured debt through calls or repurchases. Also, MBIA Inc. may repurchase or National may purchase outstanding MBIA Inc. common shares when we deem it beneficial to our shareholders. Purchases or repurchases of debt and common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We may also choose to redeem debt obligations where permitted by the relevant agreements. MBIA Inc. or National may acquire or redeem outstanding common shares of MBIA Inc. and outstanding debt obligations at prices when we deem it beneficial to our shareholders. MBIA Inc. supports the MTN and investment agreement obligations issued by the Company. We seek to maintain sufficient liquidity and capital resources to meet the Company’s general corporate needs and debt service. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient resources to satisfy its debt obligations and its general corporate needs over time from distributions from its operating subsidiaries; however, there can be no assurance that MBIA Inc. will have sufficient resources to do so. In addition, the Company may also consider raising third-party capital. Refer to “Capital, Liquidity and Market Related Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2020 and the “Liquidity—Corporate Liquidity” section included herein for additional information about MBIA Inc.’s liquidity.
Equity securities
Currently, MBIA Inc. or National does not have an authorization approved by the Company’s Board of Directors to repurchase or purchase shares. MBIA Inc.’s and National’s share purchases or repurchases that were authorized under our share repurchase program for the three months ended March 31, 2021 and 2020 are presented in the following table:

In millions except per share amounts	Three Months Ended March 31,
	2021	2020
Number of shares purchased or repurchased	-	8.1
Average price paid per share	$-	$7.99
Remaining authorization as of March 31	$-	$36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

Debt securities
During the three months ended March 31, 2021, MBIA Corp. prepaid $150 million of the Refinanced Facility.
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
National
Capital and Surplus
National had statutory capital of $1.9 billion as of March 31, 2021 compared with $2.0 billion as of December 31, 2020. As of March 31, 2021, National’s unassigned surplus was $900 million. For the three months ended March 31, 2021, National had a statutory net loss of $35 million. Refer to the “Claims-Paying Resources (Statutory Basis)” section below for additional information on National’s statutory capital.
In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. As of March 31, 2021, National was in compliance with its aggregate risk limits under New York Insurance Law (“NYIL”), but was not in compliance with certain of its single risk limits. If National does not comply with its single risk limits, the NYSDFS may prevent National from transacting any new financial guarantee insurance business.
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
National had positive earned surplus as of March 31, 2021 from which it may pay dividends, subject to the limitations described above. We expect the as-of-right declared and paid dividend amounts from National to be limited to prior year adjusted net investment income for the foreseeable future.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

National’s CPR and components thereto, as of March 31, 2021 and December 31, 2020 are presented in the following table:

	As of March 31,	As of December 31,
In millions	2021	2020
Policyholders’ surplus	$1,490	$1,526
Contingency reserves	433	445

Statutory capital	1,923	1,971
Unearned premiums	344	355
Present value of installment premiums (1)	129	129

Premium resources (2)	473	484
Net loss and LAE reserves (1)	(303)	(301)
Salvage reserves on paid claims (1)	996	961

Gross loss and LAE reserves	693	660

Total claims-paying resources	$3,089	$3,115

(1) - Calculated using a discount rate of 3.49% as of March 31, 2021 and December 31, 2020.
(2) - Includes financial guarantee and insured derivative related premiums.
MBIA Insurance Corporation
Capital and Surplus
MBIA Insurance Corporation had statutory capital of $237 million as of March 31, 2021 compared with $273 million as of December 31, 2020. As of March 31, 2021, MBIA Insurance Corporation’s negative unassigned surplus was $1.9 billion. For the three months ended March 31, 2021, MBIA Insurance Corporation had a statutory net loss of $34 million. Refer to the “Claims-Paying Resources (Statutory Basis)” section below for additional information on MBIA Insurance Corporation’s statutory capital.
In the first quarter of 2021, MBIA received a court decision against Credit Suisse holding it liable to MBIA Corp. for approximately $604 million in damages relating to put-back claims and the parties to the litigation subsequently entered into a settlement agreement pursuant to which Credit Suisse paid MBIA Corp. $600 million. As of March 31, 2021, MBIA Insurance Corporation’s estimated salvage on a statutory basis primarily related to recoveries on CDOs and excess spread recoveries on RMBS.
In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. MBIA Insurance Corporation is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. As of March 31, 2021, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If MBIA Insurance Corporation does not comply with its single risk limits, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business.
Due to its significant earned surplus deficit, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009. Based on estimated future income, MBIA Insurance Corporation is not expected to have any statutory capacity to pay dividends.
The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of April 15, 2021, the most recent scheduled interest payment date, there was $1.0 billion of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of March 31, 2021, MBIA Insurance Corporation had “free and divisible surplus” of $52 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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
MBIA Corp.’s CPR and components thereto, as of March 31, 2021 and December 31, 2020 are presented in the following table:

	As of March 31,		As of December 31,
In millions	2021		2020
Policyholders’ surplus	$70		$106
Contingency reserves	167		167

Statutory capital	237		273
Unearned premiums	74		79
Present value of installment premiums (1) (2)	71		73

Premium resources	145		152
Net loss and LAE reserves (1)	108		(478)
Salvage reserves on paid claims (1)	405	(3)	1,045	(4)

Gross loss and LAE reserves	513		567

Total claims-paying resources	$895		$992

(1) -  Calculated using a discount rate of 5.10% as of March 31, 2021 and December 31, 2020.
(2) -  Based on the Company’s estimate of the remaining life for its insured exposures.
(3) -  This amount primarily consists of expected recoveries related to the Company’s CDOs and excess spread.
(4) -  This amount primarily consists of expected recoveries related to the Company’s put-backs, CDOs and excess spread.
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
As of March 31, 2021 and December 31, 2020, National held cash and investments of $2.0 billion and $2.1 billion, respectively, of which $298 million and $359 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.

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
As of March 31, 2021 and December 31, 2020, the liquidity positions of MBIA Inc. were $298 million and $294 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.
During the three months ended March 31, 2021, MBIA Inc. returned $10 million of tax payments to National as a result of tax losses incurred by National. The return was pursuant to the terms of the tax sharing agreement. Under the CARES Act, National’s 2020 taxable loss became subject to a five-year NOL carry-back, which allowed it to recover taxes paid in years in which the tax rate was 35%. There can be no assurance that any future payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc. due to deductible or creditable tax attributes of those subsidiaries and/or the market value performance of the assets supporting the Tax Escrow Account.
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
As of March 31, 2021 and December 31, 2020, MBIA Corp. held cash and investments of $669 million and $243 million, respectively, of which $503 million and $130 million, respectively, were cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. Treasury and corporate bonds that were immediately available to MBIA Insurance Corporation. The increase in cash and investments for the three months ended March 31, 2021 was due to the collection of proceeds from the settlement of the Credit Suisse litigation.
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
During the three months ended March 31, 2021, MBIA Corp. allocated and paid $150 million towards the prepayment of the Refinanced Facility.
Consolidated Cash Flows
Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Percent Change
In millions	2021	2020
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$529	$(82)	n/m
Investing activities	(418)	610	n/m
Financing activities	(157)	(394)	-60%
Cash and cash equivalents - beginning of period	167	83	101%

Cash and cash equivalents - end of period	$121	$217	-44%

n/m—Percent change not meaningful.
Operating activities
Net cash provided by operating activities increased for the three months ended March 31, 2021 compared with the same period of 2020 primarily due to an increase in proceeds from loan repurchase commitments of $600 million as a result of the settlement of the Credit Suisse litigation.
Investing activities
Net cash used by investing activities increased for the three months ended March 31, 2021 compared with the same period of 2020 primarily due to a net decrease in sales, maturities and purchases of short-term investments of $516 million, a decrease in repayments of held-to-maturity investments of $315 million due to the deconsolidation of a VIE in the first quarter of 2020 and a decrease in sales of available-for-sale investments of $101 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Financing activities
Net cash used by financing activities decreased for the three months ended March 31, 2021 compared with the same period of 2020 primarily due to decreases in principal repayments of VIE notes of $167 million and purchases of treasury stock of $61 million in the first quarter of 2020.
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
Credit Quality
The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of March 31, 2021, the weighted average credit quality rating of the Company’s AFS fixed-maturity investment portfolio, excluding short-term investments, was Aa and 93% of the investments were investment grade.
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
As of March 31, 2021, Insured Investments at fair value represented $236 million or 8% of consolidated investments, of which $209 million or 7% of consolidated investments were Company-Insured Investments. As of March 31, 2021, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the below investment grade range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of March 31, 2021, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 6% of the total consolidated investment portfolio.
Contractual Obligations
For a discussion of the Company’s contractual obligations, refer to “Liquidity-Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In March of 2021, MBIA Corp. repaid $150 million of the Refinanced Facility. There were no material changes in contractual obligations since December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s market risk exposures relate to changes in interest rates, foreign exchange rates and credit spreads that affect the fair value of its financial instruments, primarily investment securities, MTNs and investment agreement liabilities. The Company’s investments are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. government bonds, corporate bonds, MBS and asset-backed securities. In periods of rising and/or volatile interest rates, foreign exchange rates and credit spreads, profitability could be adversely affected should the Company have to liquidate these securities. The Company minimizes its exposure to interest rate risk, foreign exchange risk and credit spread movement through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities. There were no material changes in market risk since December 31, 2020 related to interest rates, foreign exchange rates and credit spreads. For a discussion of our quantitative and qualitative disclosures about market risk related to these risks, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
Item 1A. Risk Factors
The following should be read in conjunction with and supplements the risk factors described under Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Except as set forth below, there have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
As of March 31, 2021, National had $2.9 billion of debt service outstanding related to Puerto Rico. Puerto Rico may be unable or unwilling to pay their obligations as and when due, in which case National would be required to pay claims of unpaid principal and interest when due under its insurance policies, which could be material. On January 1, 2021, Puerto Rico defaulted on scheduled debt service for certain National insured bonds and as a result, National paid gross claims in the aggregate of $51 million. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National would experience losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations.

Item1A. Risk Factors (continued)

On February 22, 2021, National agreed to join a Plan Support Agreement, dated as of February 22, 2021 (the “GO PSA”), among the Oversight Board, certain holders of GO Bonds and PBA Bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp, and Syncora Guarantee Inc. in connection with the GO and PBA Title III cases. The GO PSA provides that, among other things, National shall receive a pro rata share of allocable cash, newly issued General Obligation bonds, a contingent value instrument and certain fees. The GO PSA also permitted National to terminate its participation in the GO PSA on or prior to March 31, 2021, which date was extended ultimately to May 5, 2021. On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain clawback claims and providing for a distribution of cash, bonds and a contingent value instrument to HTA bondholders subject to completing negotiations on a plan support agreement in respect of an HTA plan of adjustment (the “HTA PSA”). On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA and National thereby agreed not to terminate its participation in the GO PSA. The Oversight Board has committed to filing a plan of adjustment for HTA by January 31, 2022. The GO PSA contemplates a Commonwealth plan becoming effective on or before December 15, 2021; however there can be no assurance that such plans will become effective, or on the contemplated timeline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases or repurchases made by the Company or National in each month during the first quarter of 2021:

			Total Number	Maximum
	Total	Average	of Shares	Amount That May
	Number	Price	Purchased as	Be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plan
Month	Purchased (1)	Share	Announced Plan	(in millions)
January	-	$-	-	$-
February	2,787	7.08	-	-
March	123,337	7.43	-	-

	126,124	$7.42	-	$-

(1) -
2,787 shares in February and 64 shares in March were repurchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan. 123,273 shares in March were repurchased by the Company in open market transactions for settling awards under the Company’s long term incentive plans.

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

MBIA Inc. Registrant

Date: May 10, 2021	/s/ Anthony McKiernan
Anthony McKiernan
Chief Financial Officer

Date: May 10, 2021	/s/ Joseph R. Schachinger
Joseph R. Schachinger
Controller (Chief Accounting Officer)