Form 10-Q
period 2021-06-30
MBIA INC
filed 2021-08-04
CIK 814585

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act).    Yes
☐
    No
☒
As of July 28, 2021, 54,405,769 shares of Common Stock, par value $1 per share, were outstanding.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MBIA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $2,016 and $2,078)	$2,154	$2,257
Investments carried at fair value	223	196
Investments pledged as collateral, at fair value (amortized cost $2 and $6)	2	1
Short-term investments, at fair value (amortized cost $418 and $281)	418	282

Total investments	2,797	2,736
Cash and cash equivalents	342	158
Premiums receivable (net of allowance for credit losses $5 and $5)	206	216
Deferred acquisition costs	46	50
Insurance loss recoverable	1,561	1,677
Other assets	82	84
Assets of consolidated variable interest entities:
Cash	5	9
Investments carried at fair value	63	77
Loans receivable at fair value	129	120
Loan repurchase commitments	-	604
Other assets	21	20

Total assets	$5,252	$5,751

Liabilities and Equity
Liabilities:
Unearned premium revenue	$372	$405
Loss and loss adjustment expense reserves	954	990
Long-term debt	2,283	2,229
Medium-term notes (includes financial instruments carried at fair value of $105 and $110)	638	710
Investment agreements	269	269
Derivative liabilities	140	215
Other liabilities	169	161
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $321 and $350)	450	623

Total liabilities	5,275	5,602

Commitments and contingencies (Refer to Note 13: Commitments and Contingencies)
Equity:
Preferred stock, par value $1 per share; authorized shares - 10,000,000; issued and outstanding - none	-	-
Common stock, par value $1 per share; authorized shares - 400,000,000; issued shares - 283,186,115 and 283,186,115	283	283
Additional paid-in capital	2,934	2,962
Retained earnings (deficit)	(180)	(13)
Accumulated other comprehensive income (loss), net of tax of $8 and $8	103	115
Treasury stock, at cost - 228,780,540 and 229,508,967 shares	(3,176)	(3,211)

Total shareholders’ equity of MBIA Inc.	(36)	136
Preferred stock of subsidiary	13	13

Total equity	(23)	149

Total liabilities and equity	$5,252	$5,751

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Premiums earned:
Scheduled premiums earned	$12	$15	$27	$31
Refunding premiums earned	2	4	7	8

Premiums earned (net of ceded premiums of $1, $1, $2 and $2)	14	19	34	39
Net investment income	14	20	29	43
Fees and reimbursements	1	-	1	-
Net gains (losses) on financial instruments at fair value and foreign exchange	(20)	24	31	(39)
Net gains (losses) on extinguishment of debt	14	-	14	-
Revenues of consolidated variable interest entities:
Net investment income	-	5	-	13
Net gains (losses) on financial instruments at fair value and foreign exchange	-	23	(14)	38
Other net realized gains (losses)	(5)	23	(5)	14

Total revenues	18	114	90	108
Expenses
Losses and loss adjustment	9	136	107	379
Amortization of deferred acquisition costs	3	3	5	5
Operating	21	22	47	40
Interest	41	45	82	92
Expenses of consolidated variable interest entities:
Operating	1	1	3	3
Interest	4	13	13	28

Total expenses	79	220	257	547

Income (loss) before income taxes	(61)	(106)	(167)	(439)
Provision (benefit) for income taxes	-	-	-	-

Net income (loss)	$(61)	$(106)	$(167)	$(439)

Net income (loss) per common share
Basic	$(1.23)	$(1.69)	$(3.38)	$(6.51)
Diluted	$(1.23)	$(1.69)	$(3.38)	$(6.51)
Weighted average number of common shares outstanding
Basic	49,488,368	62,605,656	49,373,883	67,347,335
Diluted	49,488,368	62,605,656	49,373,883	67,347,335
The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(61)	$(106)	$(167)	$(439)
Other comprehensive income (loss):
Available-for-sale securities with no credit losses:
Unrealized gains (losses) arising during the period	55	40	(32)	88
Reclassification adjustments for (gains) losses included in net income (loss)	(3)	(5)	(8)	(8)
Foreign currency translation:
Foreign currency translation gains (losses)	2	(1)	3	(1)
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	6	3	1	49
Reclassification adjustments for (gains) losses included in net income (loss)	4	1	24	3

Total other comprehensive income (loss)	64	38	(12)	131

Comprehensive income (loss)	$3	$(68)	$(179)	$(308)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common shares
Balance at beginning and end of period	283,186,115	283,433,401	283,186,115	283,433,401
Common stock amount
Balance at beginning and end of period	$283	$283	$283	$283
Additional paid-in capital
Balance at beginning of period	$2,934	$2,961	$2,962	$2,999
Period change	-	(3)	(28)	(41)

Balance at end of period	$2,934	$2,958	$2,934	$2,958
Retained earnings
Balance at beginning of period	$(119)	$232	$(13)	$607
ASU 2016-13 transition adjustment	-	-	-	(42)
Net income (loss)	(61)	(106)	(167)	(439)

Balance at end of period	$(180)	$126	$(180)	$126
Accumulated other comprehensive income (loss)
Balance at beginning of period	$39	$91	$115	$(2)
Other comprehensive income (lo s s)	64	38	(12)	131

Balance at end of period	$103	$129	$103	$129
Treasury shares
Balance at beginning of period	(228,837,465)	(211,272,995)	(229,508,967)	(204,000,108)
Treasury shares acquired under share repurchase program	-	(9,765,326)	-	(17,848,082)
Other	56,925	114,240	728,427	924,109

Balance at end of period	(228,780,540)	(220,924,081)	(228,780,540)	(220,924,081)
Treasury stock amount
Balance at beginning of period	$(3,179)	$(3,083)	$(3,211)	$(3,061)
Treasury shares acquired under share repurchase program	-	(71)	-	(136)
Other	3	5	35	48

Balance at end of period	$(3,176)	$(3,149)	$(3,176)	$(3,149)
Total shareholders’ equity of MBIA Inc.
Balance at beginning of period	$(42)	$484	$136	$826
Period change	6	(137)	(172)	(479)

Balance at end of period	$(36)	$347	$(36)	$347

Preferred stock of subsidiary shares
Balance at beginning and end of period	1,315	1,315	1,315	1,315
Preferred stock of subsidiary amount
Balance at beginning and end of period	$13	$13	$13	$13

Total equity	$(23)	$360	$(23)	$360

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Premiums, fees and reimbursements received	$12	$12
Investment income received	41	66
Financial guarantee losses and loss adjustment expenses paid	(77)	(115)
Proceeds from recoveries and reinsurance	49	27
Proceeds from loan repurchase commitments	600	-
Operating and employee related expenses paid	(43)	(46)
Interest paid, net of interest converted to principal	(37)	(47)
Income taxes (paid) received	-	14

Net cash provided (used) by operating activities	545	(89)

Cash flows from investing activities:
Purchases of available-for-sale investments	(671)	(574)
Sales of available-for-sale investments	396	569
Paydowns and maturities of available-for-sale investments	330	464
Purchases of investments at fair value	(103)	(85)
Sales, paydowns, maturities and other proceeds of investments at fair value	108	88
Sales, paydowns and maturities (purchases) of short-term investments, net	(138)	172
Sales, paydowns and maturities of held-to-maturity investments	-	315
Paydowns and maturities of loans receivable	25	7
(Payments) proceeds for derivative settlements	(57)	(7)
Collateral (to) from counterparties	-	(8)

Net cash provided (used) by investing activities	(110)	941

Cash flows from financing activities:
Proceeds from investment agreements	-	7
Principal paydowns of investment agreements	(2)	(20)
Principal paydowns of medium-term notes	(49)	-
Principal paydowns of variable interest entity notes	(203)	(327)
Purchases of treasury stock	(1)	(134)
Other financing	-	(7)

Net cash provided (used) by financing activities	(255)	(481)

Net increase (decrease) in cash and cash equivalents	180	371
Cash and cash equivalents - beginning of period	167	83

Cash and cash equivalents - end of period	$347	$454

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(167)	$(439)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	9	10
Unearned premium revenue	(33)	(38)
Loss and loss adjustment expense reserves	(40)	133
Insurance loss recoverable	116	151
Loan repurchase commitments	604	-
Accrued interest payable	52	68
Net (gains) losses on financial instruments at fair value and foreign exchange	(21)	1
Other net realized (gains) losses	5	(14)
Other operating	20	39

Total adjustments to net income (loss)	712	350

Net cash provided (used) by operating activities	$545	$(89)

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
Business Developments
Puerto Rico
On January 1, 2021 and July 1, 2021, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claim payments in the aggregate of $277 million. As of June 30, 2021, National had $2.9 billion of debt service outstanding related to Puerto Rico. Refer to the “Risks and Uncertainties” section below for additional information on the Company’s Puerto Rico exposures.
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
GO PSA and HTA PSA
On February 22, 2021, National agreed to join a plan support agreement, dated as of February 22, 2021 (the “GO PSA”), among the Oversight Board, certain holders of GO Bonds and PBA Bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp, and Syncora Guarantee Inc. in connection with the GO and PBA Title III cases. The GO PSA provides that, among other things, National shall receive a pro rata share of allocable cash, newly issued General Obligation bonds, a contingent value instrument and certain fees. The GO PSA also permitted National to terminate its participation in the GO PSA on or prior to March 31, 2021, which date was ultimately extended to May 5, 2021. On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain clawback claims and providing for a distribution of cash, bonds and a contingent value instrument to bondholders in the Puerto Rico Highway and Transportation Authority (“HTA”) Title III case subject to completing negotiations on a plan support agreement in respect of an HTA plan of adjustment (the “HTA PSA”). On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA. The Oversight Board has committed to filing a plan of adjustment for HTA by January 31, 2022. The GO PSA contemplates a Commonwealth plan becoming effective on or before December 15, 2021. Pursuant to the GO PSA, the Oversight
Board and National
 obtained the entry of an order in the Title III court staying National’s participation in actions related to the clawback of HTA funds from the Commonwealth, and National shall take no further action with respect to those proceedings, including the Section 926 appeal before the First Circuit Court of Appeals, subject to the Commonwealth plan becoming effective.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Business Developments and Risks and Uncertainties (continued)

On May 11, 2021, the Oversight Board filed the Third Amended Title III Joint Plan of Adjustment and Disclosure Statement for the Commonwealth of Puerto Rico. On June 29, 2021, the Oversight Board filed the Fourth Amended Title III Joint Plan and Disclosure Statement for the Commonwealth, and on July 12, 2021, the Oversight Board filed the Fifth Amended Title III Plan of Adjustment and Disclosure Statement, incorporating certain changes and agreements in connection with the disclosure statement objections. The Disclosure Statement hearing began on July 13, 2021, and on July 14, 2021, the Bankruptcy Court (i) continued the hearing until July 27, 2021 for the sole purpose of considering a possible settlement of objections by Ambac Assurance Corporation and Financial Guaranty Insurance Company, and (ii) overruled all other objections to the Disclosure Statement but required the Oversight Board to include certain additional disclosure on financial and legislative risks. The Court also approved confirmation procedures, subject to the approval of the Disclosure Statement at the continued hearing, including commencing the confirmation hearing on November 8, 2021 and concluding on November 23, 2021. On July 27, 2021, the Oversight Board filed the Sixth Amended Plan and Disclosure Statement, and on July 29, 2021 the Court approved the amended Disclosure Statement for distribution to claimholders of record.
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
claims.
Debt Securities
During the six months ended June 30, 2021, MBIA Corp. prepaid $150 million of the MZ Funding LLC (“MZ Funding”) financing facility’s 12% senior notes maturing on January 20, 2022 (“Refinanced Facility”). As of June 30, 2021, the consolidated outstanding amount of the Refinanced Facility was $130 million
and
is included in “Variable interest entity notes” under “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheet.
During the six months ended June 30, 2021, the Company repurchased $63 million par value outstanding of MBIA Global Funding, LLC (“GFL”) medium-term notes (“MTNs”) with a maturity of 2024 issued by the corporate segment at a weighted average cost of approximately

78% of par value.
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
COVID-19
The distribution of COVID-19 vaccines has led to material decreases in the number of COVID-19 cases, hospitalizations and deaths, and as a result many states and local governments have eased or eliminated restrictions on gatherings, businesses and travel. Nevertheless, the current and longer-term impacts of the virus, including those caused by certain new strains, continues to remain uncertain. In addition, the attendant governmental policy and social responses, and economic and financial consequences, continue to be the subject of considerable attention.
Insured portfolios
The Company continues to assess the financial impact of the pandemic on its operating insurance companies’ overall insured portfolios. Adverse developments on macroeconomic factors resulting from the spread of COVID-19, including without limitation reduced economic activity and certainty, increased unemployment, increased loan defaults or delinquencies, and increased stress on municipal budgets, including due to reduced tax revenues and the ability to raise taxes or limit spending, could materially and adversely affect the performance of the Company’s insured portfolios. The impact of the pandemic on the Company’s financial guarantee credits varies based on the nature of the taxes, fees and revenues pledged to debt repayment and their sensitivity to the related slowdown in economic activity. The duration of the pandemic, the efficacy of vaccines, spending of federal aid to state and local governments, and the breadth and speed of economic recovery will determine the economic stress incurred by the credits in the Company’s insured portfolios. Further, any economic impact that may result from the pandemic and its aftermath could present additional but yet unknown credit risks to the Company’s insured portfolios.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Business Developments and Risks and Uncertainties (continued)
Federal legislation passed to combat the economic impact of the pandemic has been significant, including the $2.7 trillion Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in 2020, which included significant aid to offset
COVID-19
related expenditures of public sector issuers including states, territories, healthcare, higher education and transportation issuers. Also, the Federal Reserve has shown willingness to promote the stability of the financial system that is
directly supportive of the municipal market, such as the Municipal Lending Facility created in 2020. In March of 2021, Congress passed the American Rescue Plan Act of 2021, a $1.9 trillion economic stimulus package designed to further stabilize the financial system. This law allocated nearly $350 billion of aid to state and local governments to replace lost revenues resulting from the pandemic with relatively few restrictions on use of said funds. While the unprecedented amount of federal aid directed to state and local municipalities has blunted the impact of the pandemic, not all of the issuers of the obligations in National’s insured portfolio are eligible to receive it. Further, if issuers are unable to raise taxes, reduce spending, or receive federal assistance, the Company may experience new or additional losses or impairments on those obligations, which could materially and adversely affect its business, financial condition and financial results.
Certain of MBIA Corp.’s structured finance policies, including those in which the underlying principal obligations are comprised of residential or commercial mortgages and mortgage-backed securities (“MBS”), could be negatively impacted by delays or failures of borrowers to make payments of principal and interest when due, or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities. MBIA Corp. has recorded significant loss reserves on its residential mortgage-backed securities (“RMBS”) and collateralized debt obligations (“CDO”) exposures, and there can be no assurance that these reserves will be sufficient if the pandemic causes further deterioration to the economy. These transactions are also subject to servicer risks, which relate to problems with the transaction’s servicer that could adversely impact performance of the underlying assets. Additionally, several of the Company’s credits, particularly within its international public finance sector, feature large, near term debt-service payments, and there can be no assurance that the liquidity position of MBIA Corp. will enable it to satisfy any claims that arise if the issuers of such credits are unable or unwilling to refinance or repay their obligations. MBIA Corp. has recorded expected recoveries on certain RMBS transactions, and the forbearance options that mortgage borrowers who were facing financial difficulties took advantage of under the CARES Act may delay or impair collections on these recoveries.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 2: Significant Accounting Policies (continued)

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and t
h
e reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As additional information becomes available or actual amounts become determinable, the recorded estimates are revised and reflected in operating results.
The results of operations for the three and six months ended June 30, 2021 may not be indicative of the results that may be expected for the year ending December 31, 2021. The December 31, 2020 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods.
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
Consolidated VIEs
The carrying amounts of assets and liabilities of consolidated VIEs were $218 million and $450 million, respectively, as of June 30, 2021 and $830 million and $623 million, respectively, as of December 31, 2020. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. In the second quarter of 2021, the Company deconsolidated two structured finance VIEs due to the prepayment of the outstanding notes of the VIEs and recorded losses of $5 million primarily due to credit losses in AOCI that were released to earnings. In the first quarter of 2021, there was no consolidation or deconsolidation of VIEs by the Company. In the first quarter of 2020, the Company deconsolidated one structured finance VIE due to the prepayment of the outstanding notes of the VIE. Also in the first quarter of 2020, the Puerto Rico Sales Tax Financing Corporation (“COFINA”) Trusts established in 2019 (the “Trusts”) were legally dissolved and the seven related VIEs were deconsolidated. There was no impact on the Company’s consolidated statement of operations for the first quarter of 2020 due to the deconsolidation of these VIEs. Consolidation and deconsolidation gains and losses, if any, are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations.
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
Nonconsolidated VIEs
The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of June 30, 2021 and December 31, 2020. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	June 30, 2021
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$1,383	$87	$14	$45	$12	$434
Consumer asset-backed	261	-	1	1	1	11
Corporate asset-backed	534	-	4	289	5	3

Total global structured finance	2,178	87	19	335	18	448
Global public finance	1,050	-	6	-	6	-

Total insurance	$3,228	$87	$25	$335	$24	$448

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
The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies, excluding those on consolidated VIEs. The Company’s first-lien RMBS case basis reserves primarily relate to RMBS backed by alternative
A-paper
and subprime mortgage loans. The Company’s second-lien RMBS case basis reserves relate to RMBS backed by home equity lines of credit and closed-end
second mortgages. The Company calculated RMBS case basis reserves as of June 30, 2021 for both first and second-lien RMBS transactions using a process called the Roll Rate Methodology (“Roll Rate Methodology”). The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Roll Rate is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off
or liquidated. The loss reserve estimates are based on a probability-weighted average of potential scenarios of loan losses. Additional data used for both second and first-liens include historic averages of deal specific voluntary prepayment rates, forward projections of the LIBOR interest rates, and historic averages of deal-specific loss severities. In addition, for second-lien RMBS backed by home equity lines of credit, the Company assumes a constant basis spread between Prime and LIBOR interest rates. Where applicable, the Company factors in termination scenarios when clean up calls are imminent.
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
Summary of Loss and LAE Reserves and Recoveries
The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs for the international and structured finance insurance segment, which are included in the Company’s consolidated balance sheets as of June 30, 2021 and December 31, 2020 are presented in the following table:

	As of June 30, 2021		As of December 31, 2020
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (2)	Insurance loss recoverable	Loss and LAE reserves (2)

U.S. Public Finance Insurance	$1,226	$484	$1,220	$469
International and Structured Finance Insurance:
Before VIE eliminations (1)	354	697	1,082	780
VIE eliminations (1)	(19)	(227)	(625)	(259)

Total international and structured finance insurance	335	470	457	521

Total	$1,561	$954	$1,677	$990

(1) - Includes loan repurchase commitments of $604 million as of December 31, 2020.
(2) - Amounts are net of expected recoveries.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Changes in Loss and LAE Reserves
The following table presents changes in the Company’s loss and LAE reserves for the six months ended June 30, 2021. Changes in loss and LAE reserves, with the exception of loss and LAE payments and the impact of the revaluation of loss reserves denominated in amounts other than U.S. dollars, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of June 30, 2021, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was
1.49%. LAE reserves are generally expected to be settled within a one-year
period and are not discounted. As of June 30, 2021 and December 31, 2020, the Company’s gross loss and LAE reserves included $35 million and $30 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Six Months Ended June 30, 2021
Gross Loss and LAE Reserves as of December 31, 2020 (1)	Loss Payments	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Other	Gross Loss and LAE Reserves as of June 30, 2021 (1)
$990	$(66)	$7	$(21)	$43	$2	$(1)	$954

(1) - Includes changes in amount and timing of estimated payments and recoveries.
For the six months ended June 30, 2021, the Company’s loss and LAE reserves declined primarily due to payments made on certain Puerto Rico exposures and a decrease in expected payments related to certain insured first-lien RMBS transactions as a result of an increase in risk-free rates used to present value loss reserves during the period. This decline was partially offset by an increase in expected payments and unfavorable changes in future recoveries of unpaid losses due to the increase in risk-free discount rates on certain Puerto Rico exposures.
Changes in Insurance Loss Recoverable
Insurance loss recoverable represents the Company’s estimate of recoveries on paid claims and LAE. The Company recognizes potential recoveries on paid claims based on the probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. The following table presents changes in the Company’s insurance loss recoverable for the six months ended June 30, 2021. Changes in insurance loss recoverable with the exception of collections, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable
		for the Six Months Ended June 30, 2021
In millions	Gross Reserve as of December 31, 2020	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions (1)	Other (2)	Gross Reserve as of June 30, 2021
Insurance loss recoverable	$1,677	$(44)	$8	$(63)	$(18)	$1	$1,561

(1) - Includes amounts related to paid claims.
(2) - Primarily changes in amount and timing of collections and LAE.
The decrease in the Company’s insurance loss recoverable reflected in the preceding table was primarily due to a decrease in expected recovery assumptions on CDOs, an increase in risk-free rates, resulting in a decline in future recoveries on paid claims, as well as the collection of excess spread related to the termination of certain second-lien RMBS trusts. This decrease was partially offset by a change in expected recovery assumptions related to paid claims on certain Puerto Rico credits.
Loss and LAE Activity
For the three months ended June 30, 2021, loss and LAE incurred primarily related to a decline in expected salvage collections related to CDOs and to a lesser extent incurred losses on insured first-lien RMBS transactions due to a decline in the risk-free rates used to discount the present value of net loss reserves. This was partially offset by a decline in expected payments on certain Puerto Rico credits as a result of a decline in risk-free discount rates, which caused long-dated recoveries to increase and to a lesser extent accretion.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

For the six months ended June 30, 2021, loss and LAE incurred primarily related to a decrease in future recoveries on unpaid and paid losses due to an increase in risk-free discount rates and an increase in expected payments on certain Puerto Rico credits as well as a decrease in expected salvage collections related to CDOs. This was partially offset by a decrease in the present value of loss reserves, primarily related to first-lien RMBS transactions, as a result of the increase in risk-free discount rates.

For the three months ended and six months ended June 30, 2020, loss and LAE incurred primarily related to a decrease in expected salvage collections related to CDOs, as well as declines in risk-free rates, which increased the present value of the loss reserves, primarily related to first-lien RMBS transactions. Losses incurred also related to an increase in actual and expected payments on Puerto Rico exposures.
Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended June 30, 2021 and 2020, gross LAE related to remediating insured obligations were $1 million and $8 million, respectively. For the six months ended June 30, 2021 and 2020, gross LAE related to remediating insured obligations were
$13 million and $17 million, respectively.
Surveillance Categories
The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of June 30, 2021:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	58	3	-	209	270
Number of issues (1)	17	2	-	90	109
Remaining weighted average contract period (in years)	6.1	2.4	-	8.0	7.4
Gross insured contractual payments outstanding: (2)
Principal	$1,490	$7	$-	$2,948	$4,445
Interest	1,968	1	-	1,314	3,283

Total	$3,458	$8	$-	$4,262	$7,728

Gross Claim Liability (3)	$-	$-	$-	$983	$983
Less:
Gross Potential Recoveries (4)	-	-	-	2,002	2,002
Discount, net (5)	-	-	-	(405)	(405)

Net claim liability (recoverable)	$-	$-	$-	$(614)	$(614)

Unearned premium revenue	$9	$-	$-	$31	$40
Reinsurance recoverable on paid and unpaid losses (6)					$11

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Substantially all of these investments are valued based on recently executed transaction prices or quoted market prices by independent third parties, including pricing services and brokers. When quoted market prices are not available, fair value is generally determined using quoted prices of similar investments or a valuation model based on observable and unobservable inputs. Inputs vary depending on the type of investment. Observable inputs include contractual cash flows, interest rate yield curves, credit default swap (“CDS”) spreads, prepayment and volatility scores, diversity scores, cross-currency basis index spreads, and credit spreads for structures similar to the financial instrument in terms of issuer, maturity and seniority. Unobservable inputs include cash flow projections and the value of any credit enhancement.
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
Significant Unobservable Inputs
The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

In millions	Fair Value as of June 30, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$129	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee (2)	-34% - 69% (21%) (1)
Liabilities of consolidated VIEs:
Variable interest entity notes	290	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	31% - 72% (58%) (1)

(1) -	Weighted average represents the total MBIA guarantees as a percentage of total instrument fair value.

(2) -	Negative percentage represents financial guarantee policies in a receivable position.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

In millions	Fair Value as of December 31, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$120	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee (2)	-28% - 109% (22%) (1)
Loan repurchase commitments	604	Discounted cash flow	Recovery value (3)
Liabilities of consolidated VIEs:
Variable interest entity notes	303	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	30% - 73% (57%) (1)
Other derivative liabilities	49	Discounted cash flow	Cash flows	$49 - $49 ($49)

(1) -	Weighted average represents the total MBIA guarantees as a percentage of total instrument fair value.

(2) -	Negative percentage represents financial guarantee policies in a receivable position.

(3) -	Recovery value reflects an estimate of the amount to be awarded to the Company as part of litigation seeking to enforce its contractual rights.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements
The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2021
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$707	$97	$-	$804
State and municipal bonds	-	186	-	186
Foreign governments	-	20	-	20
Corporate obligations	-	990	-	990
Mortgage-backed securities:
Residential mortgage-backed agency	-	228	-	228
Residential mortgage-backed non-agency	-	102	-	102
Commercial mortgage-backed	-	15	-	15
Asset-backed securities:
Collateralized debt obligations	-	140	-	140
Other asset-backed	-	145	-	145

Total fixed-maturity investments	707	1,923	-	2,630
Money market securities	101	-	-	101
Perpetual debt and equity securities	43	23	-	66
Cash and cash equivalents	342	-	-	342
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	1	-	1

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2021
Assets of consolidated VIEs:
Corporate obligations	-	5	-	5
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	28	-	28
Commercial mortgage-backed	-	15	-	15
Asset-backed securities:
Collateralized debt obligations	-	7	-	7
Other asset-backed	-	8	-	8
Cash	5	-	-	5
Loans receivable at fair value:
Residential loans receivable	-	-	129	129
Other assets:
Currency derivatives	-	-	8	8
Other	-	-	13	13

Total assets	$1,198	$2,010	$150	$3,358

Liabilities:
Medium-term notes	$-	$-	$105	$105
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	1	-	1
Non-insured derivatives:
Interest rate derivatives	-	139	-	139
Liabilities of consolidated VIEs:
Variable interest entity notes	-	31	290	321

Total liabilities	$-	$171	$395	$566

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

Level 3 assets at fair value as of June 30, 2021 and December 31, 2020 represented approximately 4% and 20%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of June 30, 2021 and December 31, 2020 represented approximately 70% and 68%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of June 30, 2021 and December 31, 2020. The majority of the financial assets and liabilities that the Company requires fair value reporting or disclosures are valued based on the estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for similar products.

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of June 30, 2021	Carry Value Balance as of June 30, 2021
Liabilities:
Long-term debt	$-	$595	$-	$595	$2,283
Medium-term notes	-	-	328	328	532
Investment agreements	-	-	358	358	269
Liabilities of consolidated VIEs:
Variable interest entity notes	-	133	-	133	129

Total liabilities	$-	$728	$686	$1,414	$3,213

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$921	$921	$(235)
Ceded recoverable (liability)	-	-	47	47	(20)
	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2020	Carry Value Balance as of December 31, 2020
Liabilities:
Long-term debt	$-	$631	$-	$631	$2,229
Medium-term notes	-	-	396	396	598
Investment agreements	-	-	376	376	269
Liabilities of consolidated VIEs:
Variable interest entity notes	-	276	-	276	273

Total liabilities	$-	$907	$772	$1,679	$3,369

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$811	$811	$(282)
Ceded recoverable (liability)	-	-	45	45	(17)
The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2021 and 2020:
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended
June 30, 2021

In millions	Balance, Beginning of Period	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2021	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of June 30, 2021 (1)
Assets:
Assets of consolidated VIEs:
Loans receivable- residential	$124	$24	$-	$-	$-	$(5)	$(14)	$-	$-	$129	$24	$-
Currency derivatives	9	(1)	-	-	-	-	-	-	-	8	(1)	-
Other	14	(1)	-	-	-	-	-	-	-	13	(1)	-

Total assets	$147	$22	$-	$-	$-	$(5)	$(14)	$-	$-	$150	$22	$-

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instrum
e
nts (continued)

In millions	Balance, Beginning of Period	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2021	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of June 30, 2021 (2)
Liabilities:
Medium-term notes	$105	$(2)	$2	$-	$-	$-	$-	$-	$-	$105	$(2)	$2
Liabilities of consolidated VIEs:
VIE notes	280	26	(8)	-	-	(3)	(5)	-	-	290	24	(7)

Total liabilities	$385	$24	$(6)	$-	$-	$(3)	$(5)	$-	$-	$395	$22	$(5)

(1) -	Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

(2) -	Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2020

In millions	Balance, Beginning of Period	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2020	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of June 30, 2020 (1)
Assets:
Other asset-backed	$1	$-	$-	$-	$-	$-	$-	$-	$-	$1	$-	$-
Assets of consolidated VIEs:
Loans receivable-residential	98	22	-	-	-	(4)	-	-	-	116	20	-
Loan repurchase commitments	506	18	-	-	-	-	-	-	-	524	18	-
Currency derivatives	18	(4)	-	-	-	-	-	-	-	14	(4)	-
Other	15	(1)	-	-	-	-	-	-	-	14	(1)	-

Total assets	$638	$35	$-	$-	$-	$(4)	$-	$-	$-	$669	$33	$-

In millions	Balance, Beginning of Period	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2020	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of June 30, 2020 (2)
Liabilities:
Medium-term notes	$98	$(1)	$(1)	$-	$-	$-	$-	$-	$-	$96	$(1)	$(1)
Credit derivatives	8	-	-	-	-	-	-	-	-	8	-	-
Other derivatives	37	-	-	-	-	-	-	-	-	37	-	-
Liabilities of consolidated VIEs:
VIE notes	281	16	(3)	-	-	(3)	-	-	-	291	15	(3)

Total liabilities	$424	$15	$(4)	$-	$-	$(3)	$-	$-	$-	$432	$14	$(4)

(1) -	Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

(2) -	Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

For the three months ended June 30, 2021, sales included the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.
For the three months ended June 30, 2021 and 2020, there were no transfers into or out of Level 3.
The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2021 and 2020:
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2021

In millions	Balance, Beginning of Year	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2021	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of June 30, 2021 (1)
Assets:
Assets of consolidated VIEs:
Loans receivable- residential	$120	$34	$-	$-	$-	$(11)	$(14)	$-	$-	$129	$31	$-
Loan repurchase commitments	604	(4)	-	-	-	(600)	-	-	-	-	-	-
Currency derivatives	6	2	-	-	-	-	-	-	-	8	2	-
Other	14	(1)	-	-	-	-	-	-	-	13	(1)	-

Total assets	$744	$31	$-	$-	$-	$(611)	$(14)	$-	$-	$150	$32	$-

In millions	Balance, Beginning of Year	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in Credit Risk in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2021	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of June 30, 2021 (2)
Liabilities:
Medium-term notes	$110	$(9)	$4	$-	$-	$-	$-	$-	$-	$105	$(9)	$4
Other derivatives	49	-	-	-	-	(49)	-	-	-	-	-	-
Liabilities of consolidated VIEs:
VIE notes	303	48	(24)	-	-	(32)	(5)	-	-	290	28	(5)

Total liabilities	$462	$39	$(20)	$-	$-	$(81)	$(5)	$-	$-	$395	$19	$(1)

(1) -	Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

(2) -	Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2020

In millions	Balance, Beginning of Year	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2020	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2020 (1)
Assets:
Other asset-backed	$1	$-	$-	$-	$-	$-	$-	$-	$-	$1	$-	$-
Assets of consolidated VIEs:
Loans receivable - residential	136	(13)	-	-	-	(7)	-	-	-	116	(14)	-
Loan repurchase commitments	486	38	-	-	-	-	-	-	-	524	38	-
Currency derivatives	8	6	-	-	-	-	-	-	-	14	6	-
Other	18	(4)	-	-	-	-	-	-	-	14	(4)	-

Total assets	$649	$27	$-	$-	$-	$(7)	$-	$-	$-	$669	$26	$-

In millions	Balance, Beginning of Year	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2020	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of June 30, 2020 (2)
Liabilities:
Medium-term notes	$108	$1	$(13)	$-	$-	$-	$-	$-	$-	$96	$1	$(13)
Credit derivatives	7	1	-	-	-	-	-	-	-	8	1	-
Other derivatives	34	3	-	-	-	-	-	-	-	37	3	-
Other payable	4	-	-	-	-	(4)	-	-	-	-	-	-
Liabilities of consolidated VIEs:
VIE notes	347	(9)	(38)	-	-	(9)	-	-	-	291	(12)	(37)

Total liabilities	$500	$(4)	$(51)	$-	$-	$(13)	$-	$-	$-	$432	$(7)	$(50)

(1) -	Transferred in and out at the end of the period.
For the six months ended June 30, 2021, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.
For the six months ended June 30, 2021 and 2020, there were no transfers into or out of Level 3.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended June 30, 2021 and 2020 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2021	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2020
Revenues:
Net gains (losses) on financial instruments at fair value and foreign exchange	$2	$2	$1	$1
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(4)	(2)	19	18

Total	$(2)	$-	$20	$19

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the six months ended June 30, 2021 and 2020 are reported on the Company’s consolidated statements of operations as follows:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2021	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2020
Revenues:
Unrealized gains (losses) on insured derivatives	$-	$-	$(1)	$(1)
Net gains (losses) on financial instruments at fair value and foreign exchange	9	9	(4)	(4)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(17)	4	36	38

Total	$(8)	$13	$31	$33

Fair Value Option
The Company elected to record at fair value certain financial instruments that are consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

The following table presents the gains and (losses) included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 for financial instruments for which the fair value option was elected:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Investments carried at fair value (1)	$3	$13	$6	$(7)
Fixed-maturity securities held at fair value-VIE (2)	1	4	2	(2)
Loans receivable at fair value:
Residential mortgage loans (2)	24	22	34	(13)
Loan repurchase commitments (2)	-	18	(4)	38
Other assets-VIE (2)	(1)	(1)	(1)	(3)
Medium-term notes (1)	2	1	9	(1)
Variable interest entity notes (2)	(26)	(18)	(50)	9

(1) - Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.
(2) - Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2021 and December 31, 2020 for loans and notes for which the fair value option was elected:

	As of June 30, 2021			As of December 31, 2020
	Contractual			Contractual
	Outstanding	Fair		Outstanding	Fair
In millions	Principal	Value	Difference	Principal	Value	Difference
Loans receivable at fair value:
Residential mortgage loans - current	$72	$72	$-	$89	$89	$-
Residential mortgage loans (90 days or more past due)	145	57	88	147	31	116

Total loans receivable and other instruments at fair value	$217	$129	$88	$236	$120	$116
Variable interest entity notes	$951	$321	$630	$1,117	$350	$767
Medium-term notes	$119	$105	$14	$122	$110	$12
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
Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option
As of June 30, 2021 and December 31, 2020, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were losses of $26 million and $51 million, respectively, reported in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the three months ended June 30, 2021 and 2020, the portions of instrument-specific credit risk included in accumulated other comprehensive income (“AOCI”) that were recognized in earnings due to settlement of liabilities were losses of $4 million and $1 million, respectively. During the six months ended June 30, 2021 and 2020, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $24 million and $3 million, respectively.
Note 7: Investments
Investments, excluding equity instruments and those elected under the fair value option, include debt instruments classified as available-for-sale (“AFS”).

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)
The following tables presents the amortized cost, allowance for credit losses, corresponding gross unrealized gains and losses and fair value for AFS investments in the Company’s consolidated investment portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021
In millions	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$739	$-	$58	$(1)	$796
State and municipal bonds	156	-	29	-	185
Foreign governments	16	-	1	-	17
Corporate obligations	864	-	43	(5)	902
Mortgage-backed securities:
Residential mortgage-backed agency	219	-	5	(1)	223
Residential mortgage-backed non-agency	85	-	10	-	95
Commercial mortgage-backed	12	-	-	-	12
Asset-backed securities:
Collateralized debt obligations	118	-	-	(1)	117
Other asset-backed	126	-	-	-	126

Total AFS investments	$2,335	$-	$146	$(8)	$2,473

	December 31, 2020
In millions	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$775	$-	$75	$(1)	$849
State and municipal bonds	162	-	32	-	194
Foreign governments	11	-	1	-	12
Corporate obligations	827	-	64	(1)	890
Mortgage-backed securities:
Residential mortgage-backed agency	305	-	8	(1)	312
Residential mortgage-backed non-agency	22	-	3	-	25
Commercial mortgage-backed	17	-	1	-	18
Asset-backed securities:		-
Collateralized debt obligations	120	-	-	(2)	118
Other asset-backed	121	-	-	-	121

Total AFS investments	$2,360	$-	$184	$(5)	$2,539

The following table presents the distribution by contractual maturity of AFS fixed-maturity securities at amortized cost, net of allowance for credit losses, and fair value as of June 30, 2021. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities
In millions	Net Amortized Cost	Fair Value
Due in one year or less	$509	$509
Due after one year through five years	311	326
Due after five years through ten years	307	327
Due after ten years	648	738
Mortgage-backed and asset-backed	560	573

Total fixed-maturity investments	$2,335	$2,473

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

Deposited and Pledged Securities
The fair value of securities on deposit with various regulatory authorities as of June 30, 2021 and December 31, 2020 was $11 million. These deposits are required to comply with state insurance laws.
Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.
Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of June 30, 2021 and December 31, 2020, the fair value of securities pledged as collateral for these investment agreements approximated $279 million and $282 million, respectively. The Company’s collateral as of June 30, 2021 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks.
Refer to “Note 8: Derivative Instruments” for information about securities posted to derivative counterparties.
Impaired Investments
The following tables present the non-credit related gross unrealized losses related to AFS investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$65	$(1)	$-	$-	$65	$(1)
Foreign governments	7	-	-	-	7	-
Corporate obligations	238	(5)	7	-	245	(5)
Mortgage-backed securities:
Residential mortgage-backed agency	99	(1)	-	-	99	(1)
Residential mortgage-backed non-agency	5	-	1	-	6	-
Commercial mortgage-backed	1	-	-	-	1	-
Asset-backed securities:
Collateralized debt obligations	28	-	49	(1)	77	(1)
Other asset-backed	78	-	1	-	79	-

Total AFS investments	$521	$(7)	$58	$(1)	$579	$(8)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$99	$(1)	$-	$-	$99	$(1)
Foreign governments	2	-	-	-	2	-
Corporate obligations	103	(1)	7	-	110	(1)
Mortgage-backed securities:
Residential mortgage-backed agency	53	(1)	-	-	53	(1)
Residential mortgage-backed non-agency	2	-	1	-	3	-
Commercial mortgage-backed	-	-	5	-	5	-
Asset-backed securities:
Collateralized debt obligations	37	-	78	(2)	115	(2)
Other asset-backed	29	-	-	-	29	-

Total AFS investments	$325	$(3)	$91	$(2)	$416	$(5)

Gross unrealized losses on AFS investments increased as of June 30, 2021 compared with December 31, 2020 primarily due to higher interest rates, partially offset by tightening credit spreads.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)
With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of June 30, 2021 and December 31, 2020 was
11
and
9
years, respectively. As of June 30, 2021 and December 31, 2020, there were
35
and
42
securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of
6
and
9
securities, respectively, were below book value by more than
5
%.
The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of June 30, 2021:

	AFS Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	1	$-	$-
> 15% to 25%	3	1	1
> 50%	2	-	-

Total	6	$1	$1

Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value. As of June 30, 2021, the Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of June 30, 2021 that would require the sale of impaired securities.
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
The Company does not recognize credit losses on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of June 30, 2021 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company. The Company did not hold any securities in an unrealized loss position that were insured by a third-party financial guarantor as of June 30, 2021.

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (1)
Mortgage-backed	$1	$-	$-
Corporate obligations	62	(3)	-

Total	$63	$(3)	$-

(1) -
Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured and are discounted using a discount rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract and may differ from the fair value.

Allowance for Credit Losses Rollforward
The Company did not establish an allowance for credit losses for AFS securities as of June 30, 2021 or purchase any credit-deteriorated assets for the three or six months ended June 30, 2021.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

The following tables present the rollforward of the allowance for credit losses on HTM investments for the three and six months ended June 30, 2020.

		Three Months Ended June 30, 2020
In millions	Balance, Beginning of Period	Current period provision for expected credit losses	Initial allowance recognized for PCD assets	Write-Offs	Recoveries	Balance as of June 30, 2020
HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$46	$(23)	$-	$-	$-	$23

Total Allowance on HTM investments	$46	$(23)	$-	$-	$-	$23

		Six Months Ended June 30, 2020
In millions	Balance as of January 1, 2020 (1)	Current period provision for expected credit losses	Initial allowance recognized for PCD assets	Write-Offs	Recoveries	Balance as of June 30, 2020
HTM Investments
Assets of consolidated VIEs:
Corporate obligations	$37	$(14)	$-	$-	$-	$23

Total Allowance on HTM investments	$37	$(14)	$-	$-	$-	$23

(1) -   Represents transition adjustment upon adoption of ASU 2016-13.
Sales of
Available-for-Sale
Investments
Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Proceeds from sales	$218	$290	$396	$569
Gross realized gains	$2	$20	$6	$31
Gross realized losses	$(3)	$(4)	$(8)	$(12)
Equity Investments
Unrealized gains and losses recognized on equity investments held as of the end of each period for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Net gains (losses) recognized during the period on equity securities	$3	$8	$5	$(5)
Less:
Net gains (losses) recognized during the period on equity securities sold during the period	-	-	-	-

Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$3	$8	$5	$(5)

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

Credit Derivatives Sold
The following tables present information about credit derivatives sold by the Company’s insurance o
p
erations that were outstanding as of June 30, 2021 and December 31, 2020. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s Investor Services (“Moody’s”), Standard & Poor’s Financial Services, LLC (“S&P”) or MBIA.

$ in millions	As of June 30, 2021
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured swaps	13.5 Years	$-	$55	$1,306	$358	$-	$1,719	$(1)

Total notional		$-	$55	$1,306	$358	$-	$1,719

Total fair value		$-	$-	$(1)	$-	$-		$(1)

$ in millions	As of December 31, 2020
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured swaps	13.9 Years	$-	$58	$1,327	$358	$-	$1,743	$(2)

Total notional		$-	$58	$1,327	$358	$-	$1,743

Total fair value		$-	$-	$(1)	$(1)	$-		$(2)

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
Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of June 30, 2021 and December 31, 2020, the Company did not hold or post cash collateral to derivative counterparties.
As of June 30, 2021 and December 31, 2020, the Company had securities with a fair value of $166 million and $214 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale,
at fair value” on the Company’s consolidated balance sheets.
As of June 30, 2021 and December 31, 2020, the fair value on one Credit Support Annex (“CSA”) was $1 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of June 30, 2021 and December 31, 2020, the counterparty was rated Aa3 by Moody’s and A+ by S&P.
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
The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of June 30, 2021:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured swaps	$1,719	Other assets	$-	Derivative liabilities	$(1)
Interest rate swaps	427	Other assets	1	Derivative liabilities	(139)
Interest rate swaps-embedded	243	Medium-term notes	-	Medium-term notes	(9)
Currency swaps-VIE	51	Other assets-VIE	8	Derivative liabilities-VIE	-

Total non-designated derivatives	$2,440		$9		$(149)

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

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2021 and 2020:

In millions
Derivatives Not Designated as		Three Months Ended June 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2021	2020
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(18)	$(3)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(1)	(5)

Total		$(19)	$(8)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2021 and 2020:

In millions
Derivatives Not Designated as		Six Months Ended June 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2021	2020
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$-	$(1)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	17	(59)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	1	5
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	-	(3)

Total		$18	$(58)

Note 9: Income Taxes
The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Income (loss) before income taxes	$(61)	$(106)	$(167)	$(439)
Provision (benefit) for income taxes	$-	$-	$-	$-
Effective tax rate	0.0%	0.0%	0.0%	0.0%
For the six months ended June 30, 2021 and 2020, the Company’s effective tax rate applied to its loss before income taxes was lower than the U.S. statutory tax rate due to the full valuation allowance on the changes in its net deferred tax asset.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 9: Income Taxes (continued)

Deferred Tax Asset, Net of Valuation Allowance
The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax
income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $988 million and $966 million as of June 30, 2021 and December 31, 2020, respectively. The Company will continue to analyze the valuation allowance on a quarterly basis.
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
Accounting for Uncertainty in Income Taxes
The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of June 30, 2021 and December 31, 2020, the Company had no UTB.
Federal income tax returns through 2011 have been examined or surveyed. As of June 30, 2021, the Company’s NOL is approximately $3.3 billion. NOLs generated prior to tax reform and property and casualty NOLs generated after tax reform will expire between tax years 2031 through 2041. As of June 30, 2021, the Company has a foreign tax credit carryforward of $61 million, which will expire between tax years 2021 through 2030.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 10: Business Segments (continued)

Subsequent to June 30, 2021, there was a reduction to MBIA Corp.’s total insured gross par outstanding of $441 million as a result of the termination of an insurance policy for an international public finance credit. In connection with this policy termination, the Company expects to earn net premiums and fees of approximately $
19 million in the third quarter of 2021.
Segments Results
The following tables provide the Company’s segment results for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	U.S.		International
	Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$21	$2	$6	$-		$29
Net gains (losses) on financial instruments at fair value and foreign exchange	3	(18)	(5)	-		(20)
Net gains (losses) on extinguishment of debt	-	14	-	-		14
Revenues of consolidated VIEs	-	-	(5)	-		(5)
Inter-segment revenues (2)	6	18	4	(28)		-

Total revenues	30	16	-	(28)		18
Losses and loss adjustmen t	(42)	-	51	-		9
Operating	4	17	3	-		24
Interest	-	14	27	-		41
Expenses of consolidated VIEs	-	-	5	-		5
Inter-segment expenses (2)	11	4	11	(26)		-

Total expenses	(27)	35	97	(26)		79

Income (loss) before income taxes	$57	$(19)	$(97)	$(2)		$(61)

Identifiable assets	$3,593	$852	$3,346	$(2,539	) (3)	$5,252

(1) - Represents	the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) - Represents	intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3) - Consists principally of intercompany reinsurance balances.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 10: Business Segments (continued)

	Three Months Ended June 30, 2020
	U.S.		International
	Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations	Consolidated
Revenues (1)	$26	$5	$8	$-	$39
Net gains (losses) on financial instruments at fair value and foreign exchange	25	-	(1)	-	24
Revenues of consolidated VIEs	-	-	51	-	51
Inter-segment revenues (2)	8	17	3	(28)	-

Total revenues	59	22	61	(28)	114
Losses and loss adjustment	72	-	64	-	136
Operating	3	19	3	-	25
Interest	-	16	29	-	45
Expenses of consolidated VIEs	-	-	14	-	14
Inter-segment expenses (2)	11	6	11	(28)	-

Total expenses	86	41	121	(28)	220

Income (loss) before income taxes	$(27)	$(19)	$(60)	$-	$(106)

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Represents intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
The following tables provide the Company’s segment results for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021
	U.S.		International
	Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$44	$7	$13	$-		$64
Net gains (losses) on financial instruments at fair value and foreign exchange	-	37	(6)	-		31
Net gains (losses) on extinguishment of debt	-	14	-	-		14
Revenues of consolidated VIEs	-	-	(19)	-		(19)
Inter-segment revenues (2)	14	36	8	(58)		-

Total revenues	58	94	(4)	(58)		90
Losses and loss adjustment	67	-	40	-		107
Operating	8	38	6	-		52
Interest	-	28	54	-		82
Expenses of consolidated VIEs	-	-	16	-		16
Inter-segment expenses (2)	25	10	21	(56)		-

Total expenses	100	76	137	(56)		257

Income (loss) before income taxe s	$(42)	$18	$(141)	$(2)		$(167)

Identifiable assets	$3,593	$852	$3,346	$(2,539	) (3)	$5,252

(1) - Represents	the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) - Represents	intercompany premium income and expense and intercompany interest income and expense pertaining to intercompany receivables and payables.
(3) - Consists	principally of intercompany reinsurance balances.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 10: Business Segments (continued)

	Six Months Ended June 30, 2020
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 11: Earnings Per Share (continued)

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except per share amounts	2021	2020	2021	2020
Basic earnings per share:
Net income (loss)	$(61)	$(106)	$(167)	$(439)
Less: undistributed earnings allocated to participating securities	-	-	-	-

Net income (loss) available to common shareholders	$(61)	$(106)	$(167)	$(439)
Basic weighted average shares (1)	49.5	62.6	49.4	67.3

Net income (loss) per basic common share	$(1.23)	$(1.69)	$(3.38)	$(6.51)
Diluted earnings per share:
Net income (loss)	$(61)	$(106)	$(167)	$(439)
Less: undistributed earnings allocated to participating securities	-	-	-	-

Net income (loss) available to common shareholders	$(61)	$(106)	$(167)	$(439)
Diluted weighted average shares	49.5	62.6	49.4	67.3

Net income (loss) per diluted common share	$(1.23)	$(1.69)	$(3.38)	$(6.51)
Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	4.9	4.9	4.9	4.9

(1) -
 Includes 0.9 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for each of the three months and six months ended June 30, 2021 and 2020
.

Note 12: Accumulated Other Comprehensive Income
The following table presents the changes in the components of AOCI for the six months ended June 30, 2021:

	Unrealized		Instrument-Specific
	Gains (Losses)		Credit Risk of
	on AFS	Foreign Currency	Liabilities Measured
In millions	Securities, Net	Translation, Net	at Fair Value, Net	Total

Balance, December 31, 2020	$176	$(10)	$(51)	$115
Other comprehensive income (loss) before reclassifications	(32)	3	1	(28)
Amounts reclassified from AOCI	(8)	-	24	16

Net period other comprehensive income (loss)	(40)	3	25	(12)

Balance, June 30, 2021	$136	$(7)	$(26)	$103

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 12: Accumulated Other Comprehensive Income (continued)

The following table presents the details of the reclassifications from AOCI for the three and six months ended June 30, 2021 and 2020:

In millions	Amounts Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components	2021	2020	2021	2020	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:

Realized gains (losses) on sale of securities	$3	$5	$8	$8	Net gains (losses) on financial instruments at fair value and foreign exchange

Total unrealized gains (losses) on AFS securities	3	5	8	8
Instrument-specific credit risk of liabilities:
Settlement of liabilities	(4)	(1)	(24)	(3)	Net gains (losses) on financial instruments at fair value and foreign exchange

Total reclassifications for the period	$(1)	$4	$(16)	$5	Net income (loss)

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
Tilton v. MBIA Inc.,
Index No. 68880/2015 (N.Y. Sup. Ct., Westchester County)
On November 2, 2015, Lynn Tilton and Patriarch Partners XV, LLC filed a complaint in New York State Supreme Court, Westchester County, against MBIA Inc. and MBIA Corp., seeking damages based on allegations of fraudulent inducement and related claims arising from purported promises made in connection with insurance policies issued by MBIA Corp. on certain collateralized loan obligations managed by Ms. Tilton and affiliated Patriarch entities. Plaintiffs filed an amended complaint on January 15, 2016. The parties completed discovery in 2017. In June of 2021, the court denied the parties’ respective cross-motions for summary judgment and set a trial date of December 6, 2021. MBIA has filed a notice of appeal with respect to the denial of its summary judgement.
Tilton et al. v. MBIA Inc., et al., Adversary Case No. 19-50390 (KBO) (Bankr. Del.)
On October 1, 2019, Lynn Tilton and certain affiliated entities commenced an adversary proceeding in the Zohar Funds Bankruptcy Cases against MBIA Inc., MBIA Corp. and other Zohar Funds creditors seeking the equitable subordination of those creditors’ claims with respect to the Zohar Funds. Plaintiffs claim they are entitled to relief due to inequitable and unfair conduct by defendants. The Company and the other defendants filed their respective motions to dismiss on October 30, 2020. Briefing on those motions is complete and the motions are under submission.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 13: Commitments and Contingencies (continued)

Zohar CDO 2003-1, Ltd., et al. v. Patriarch Partners, LLC et al.,
Case No. 1:17-cv-0307-WHP (S.D.N.Y.)
On November 27, 2017, Lynn Tilton and certain affiliated entities including Patriarch Partners, LLC commenced a third-party complaint against MBIA Inc., MBIA Insurance Corp. and other Zohar Fund stakeholders seeking damages for alleged breaches of the contracts governing the Zohar Funds and additional alleged legal duties and obligations relating to the Funds. On December 22, 2020, the Company and the other third-party defendants moved to dismiss the third-party complaint. On July 6, 2021, following the completion of briefing on those motions to dismiss, the presiding judge, the Honorable William H. Pauley, died. Reassignment of the case is now pending, and MBIA’s motion to dismiss remains under submission.
MBIA Insurance Corp. v. Tilton et al., Adversary Case No. 20-50776 (KBO) (Bankr. Del.)
On July 30, 2020, MBIA Corp. commenced an adversary proceeding in the Zohar Funds Bankruptcy Cases against Lynn Tilton and certain affiliated entities seeking damages incurred by MBIA Corp. in connection with insurance policies it issued on senior notes issued by Zohar I and Zohar II. On July 23, 2021, the court denied in part and granted in part Tilton’s and her affiliated defendants’ motion to dismiss the complaint. The court denied defendants’ motion with respect to MBIA’s claims for breach of contract, tortious interference, unjust enrichment, and malicious prosecution of claims commenced by Tilton in Delaware; the court granted MBIA leave to replead certain additional claims, on the grounds that more detail was required to identify which particular defendants engaged in which alleged misconduct; and the court dismissed certain remaining claims.
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
On July 9, 2019, the “Fuel Line Lenders,” parties

who extended approximately $
700
 million to PREPA beginning in
2012
to fund fuel purchases, filed an adversary complaint against the Oversight Board, PREPA, AAFAF, and the Trustee for the PREPA Bonds, alleging that they are entitled to be paid in full before National and other bondholders have any lien on or recourse to PREPA’s assets, including pursuant to the RSA. On September
30
,
2019
, the Fuel Line Lenders filed an amended complaint which added National, Assured, Syncora, and the Ad Hoc Group as defendants. Defendants moved to dismiss the Fuel Line Lenders’ adversary complaint on November
11
,
2019
. The Fuel Line Lenders filed their opposition to the motion to dismiss on December
5
,
2019
. Defendants’ reply in support of the motion to dismiss was filed February
3
,
2020
. The hearing on the motion to dismiss was adjourned until the Court determines when the
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
On August 8, 2019, National and MBIA Corp. filed suit in the Court of First Instance in San Juan, Puerto Rico against UBS Financial Services, Inc., UBS Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Merrill Lynch, Fenner & Smith Inc., RBC Capital Markets LLC, and Santander Securities LLC, bringing two claims under Puerto Rico law: doctrina de actos propios (the doctrine of one’s own acts) and unilateral declaration of will. These claims concern the insurance by National of bonds issued by the Commonwealth of Puerto Rico and its instrumentalities that were underwritten by these defendants. National alleges that, when the defendants solicited bond insurance, they represented through their acts that they would investigate certain information they provided to National and that they had a reasonable basis to believe that information was true and complete. National further alleges that the defendants did not perform such investigations and that key information was untrue or incomplete. National seeks damages to be proven at trial. On September 9, 2019, Defendants removed National’s claims to federal court in the District of Puerto Rico. National filed its motion to remand the case on October 9, 2019. The Court held a hearing on the remand motion on July 29, 2020, at the end of which it granted National’s motion and remanded the case to the Commonwealth Court of First Instance. On July 31, 2020, National filed an informative motion with the Commonwealth of Puerto Rico Court of First Instance, Superior Court of San Juan, advising that the case has been remanded and requesting the reopening of the case in the Superior Court for further proceedings. On August 2, 2020, the Superior Court recognized the order of Judge Swain remanding the case and acknowledged that proceedings would continue in Commonwealth Court. On September 16, 2020, Defendants filed a motion to dismiss the complaint. National filed its objection to that motion on October 7, 2020, and briefing concluded on November 30, 2020. On June 2, 2021, the Superior Court denied Defendants’ motion to dismiss; Defendants have filed a petition seeking to appeal this ruling. Discovery is ongoing. Defendants filed an answer to the complaint on July 15, 2021.

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
Amerinational Community Services, LLC, as Servicer for the GDB Debt Recovery Authority and
Cantor-Katz
Collateral Monitor LLC v. Ambac Assurance Corporation, Assured Guaranty Corp, Assured Guaranty Municipal Corp., National Public Finance Guarantee Corporation, Financial Guaranty Insurance Company, Peaje Investments LLC and The Bank of New Yok Mellon, as Fiscal Agent
, Case No. 17 BK
3567-LTS
(June 26, 2021) (Swain J.)
On June 26, 2021, the GDB Debt Recovery Authority (“DRA”) Parties commenced an adversary proceeding (“DRA Complaint”) against National, Assured, Ambac, and FGIC seeking a declaration that the DRA’s loans are not subordinate to HTA bonds, that the DRA is the only party with the right to collect from a valid, perfected security interest in the Act 30-31 Revenues and that HTA bondholders have limited recourse bonds, and that the bonds may only be satisfied from revenues that do not include the Act 30-31 revenues. The answer to the DRA complaint is due August 27, 2021.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 13: Commitments and Contingencies (continued)

Lease Commitments
The Company has a lease agreement for its headquarters in Purchase, New York as well an immaterial lease for an office in San Francisco, California, as well as office equipment. The Purchase, New York initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense is recognized on a straight-line basis. The following table provides information about the Company’s leases as of June 30, 2021:

$ in millions	As of June 30, 2021	Balance Sheet Location
Right-of-use asset	$19	Other assets
Lease liability	$19	Other liabilities

Weighted average remaining lease term (years)	8.5
Discount rate used for operating leases	7.5%
Total future minimum lease payments	$27

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
EXECUTIVE OVERVIEW
COVID-19
The distribution of the novel coronavirus COVID-19 (“COVID-19”) vaccines has led to material decreases in the number of COVID-19 cases, hospitalizations and deaths, and as a result many states and local governments have eased or eliminated restrictions on gatherings, businesses and travel. Nevertheless, the current and longer-term impacts of the virus, including those caused by certain new strains, continues to remain uncertain. In addition, the attendant governmental policy and social responses, and economic and financial consequences, continue to be the subject of considerable attention and development. The Company’s employees are scheduled to return to work in the office during the third quarter of 2021 and will comply with federal, state and local COVID-19 guidance.
Insured portfolios
The Company continues to assess the financial impact of the pandemic on its operating insurance companies’ overall insured portfolios as part of its regular monitoring functions. Adverse developments on macroeconomic factors resulting from the spread of COVID-19, including without limitation reduced economic activity and certainty, increased unemployment, increased loan defaults or delinquencies, and increased stress on municipal budgets, including due to reduced tax revenues and the ability to raise taxes or limit spending, could materially and adversely affect the performance of the Company’s insured portfolios. The impact of the pandemic on the Company’s financial guarantee credits varies based on the nature of the taxes, fees and revenues pledged to debt repayment and their sensitivity to the related slowdown in economic activity. The duration of the pandemic, the efficacy of vaccines, spending of federal aid to state and local governments, and the breadth and speed of economic recovery will determine the degree of economic stress, if any, incurred by the credits in the Company’s insured portfolios. Further, any economic impact that may result from the pandemic and its aftermath could present additional but yet unknown credit risks to the Company’s insured portfolios.
Federal legislation passed to combat the economic impact of the pandemic has been significant, including the $2.7 trillion Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in 2020, which included significant aid to offset COVID-19 related expenditures of public sector issuers including states, territories, healthcare, higher education and transportation issuers. Also, the Federal Reserve has shown a willingness to promote the stability of the financial system that is directly supportive of the municipal market, such as the Municipal Lending Facility created in 2020. In March of 2021, the American Rescue Plan Act of 2021 was enacted, a $1.9 trillion economic stimulus package designed to further stabilize the financial system. This law allocated nearly $350 billion of aid to state and local governments to replace lost revenues resulting from the pandemic with relatively few restrictions on use of said funds.

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
Certain of MBIA Corp.’s structured finance policies, including those in which the underlying principal obligations are comprised of residential or commercial mortgages and mortgage-backed securities (“MBS”), could be negatively impacted by delays or failures of borrowers to make payments of principal and interest when due, or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities. MBIA Corp. has recorded significant loss reserves on its residential mortgage-backed securities (“RMBS”) and collateralized debt obligations (“CDO”) exposures, and there can be no assurance that these reserves will be sufficient if the pandemic causes further deterioration to the economy. These transactions are also subject to servicer risks, which relate to problems with the transaction’s servicer that could adversely impact performance of the underlying assets. Additionally, several of our credits, particularly within our international public finance sector, feature large, near term debt-service payments, and there can be no assurance that the liquidity position of MBIA Corp. will enable it to satisfy any claims that arise if the issuers of such credits are unable or unwilling to refinance or repay their obligations. MBIA Corp. has recorded expected recoveries on certain RMBS transactions, and the forbearance options that mortgage borrowers who were facing financial difficulties took advantage of under the CARES Act may delay or impair collections on these recoveries.
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
2021 Business Developments
The following is a summary of 2021 business developments:
Puerto Rico (Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures)

•
On January 1, 2021 and July 1, 2021, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $277 million. As of June 30, 2021, National had $2.9 billion of debt service outstanding related to Puerto Rico.

•
On February 22, 2021, National agreed to join a plan support agreement, dated as of February 22, 2021 (the “GO PSA”), among the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), certain holders of GO Bonds and PBA Bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp, and Syncora Guarantee Inc. in connection with the GO and PBA Title III cases. The GO PSA provides that, among other things, National shall receive a pro rata share of allocable cash, newly issued General Obligation bonds, a contingent value instrument and certain fees. The GO PSA also permitted National to terminate its participation in the GO PSA on or prior to March 31, 2021, which date was extended ultimately to May 5, 2021. On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain clawback claims and providing for a distribution of cash, bonds and a contingent value instrument to Puerto Rico Highway and Transportation Authority (“HTA”) bondholders subject to completing negotiations on a plan support agreement in respect of an HTA plan of adjustment (the “HTA PSA”). On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA. The Oversight Board has committed to filing a plan of adjustment for HTA by January 31, 2022. The GO PSA contemplates a Commonwealth plan becoming effective on or before December 15, 2021; however there can be no assurance that such plans will become effective, or on the contemplated timeline.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

•
On May 11, 2021, the Oversight Board filed the Third Amended Title III Joint Plan of Adjustment and Disclosure Statement for the Commonwealth of Puerto Rico. On June 29, 2021, the Oversight Board filed the Fourth Amended Title III Joint Plan and Disclosure Statement for the Commonwealth, and on July 12, 2021, the Oversight Board filed the Fifth Amended Title III Plan of Adjustment and Disclosure Statement, incorporating certain changes in connection with the disclosure statement objections. The Disclosure Statement hearing began on July 13, 2021, and on July 14, 2021, the Bankruptcy Court (i) continued the hearing until July 27, 2021 for the sole purpose of considering a possible settlement of objections by Ambac Assurance Corporation and Financial Guaranty Insurance Company, and (ii) overruled all other objections to the Disclosure Statement but required the Oversight Board to include certain additional disclosure on financial and legislative risks. The Court also approved confirmation procedures, subject to the approval of the Disclosure Statement at the continued hearing, including commencing the confirmation hearing on November 8, 2021 and concluding on November 23, 2021. On July 27, 2021, the Oversight Board filed the Sixth Amended Plan and Disclosure Statement, and on July 29, 2021 the Court approved the amended Disclosure Statement for distribution to claimholders of record.

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except per share amounts	2021	2020	2021	2020
Net income (loss)	$(61)	$(106)	$(167)	$(439)
Net income (loss) per diluted share	$(1.23)	$(1.69)	$(3.38)	$(6.51)
Adjusted net income (loss) (1)	$37	$(72)	$(79)	$(119)
Adjusted net income (loss) per diluted share (1)	$0.76	$(1.15)	$(1.60)	$(1.77)
Cost of shares repurchased	$-	$71	$-	$136

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

Economic and Financial Market Trends
The U.S. economy continued to improve during the second quarter of 2021 as progress on vaccinations dramatically reduced the spread of COVID-19, which along with strong policy support, has bolstered economic activity and employment. Certain sectors of the economy most negatively impacted by the COVID-19 pandemic remain weak, however they are improving and the U.S. unemployment rate remains above pre-pandemic levels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW (continued)

Financial conditions have improved due to measures taken by Congress and the Federal Reserve to support the economy and enhance access to credit for U.S. households and businesses. However, economic activity, employment and inflation remain at risk as the path of economic recovery will still be significantly affected by the course of the virus, including new variants, and the continuing progress on vaccinations throughout the country. Inflation rose during the second quarter of 2021, however, according to the Federal Reserve this increase is largely due to transitory factors and until the labor market has improved it will allow inflation to run above its 2 percent target. The enactment of the $1.9 trillion American Rescue Plan, along with potential additional government spending in the form of an infrastructure plan, will continue to support economic growth. The Federal Open Market Committee currently projects an increase in gross domestic product in the range of 7 percent for 2021.
The Federal Open Market Committee maintained its target range for the federal funds rate at 0 to
1
⁄
4
percent at its most recent meeting. The Federal Reserve has committed to keeping interest rates at or near zero in order to lower borrowing costs until they are confident that the economy has stabilized and the health crisis has subsided. Furthermore, the Federal Reserve has remained committed to using all of its resources and tools to support the economy by assisting households, employers, and state and local governments during the coronavirus pandemic.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Summary of Consolidated Results
The following table presents a summary of our consolidated financial results for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except for per share amounts	2021	2020	2021	2020
Total revenues	$18	$114	$90	$108
Total expenses	79	220	257	547

Income (loss) before income taxes	(61)	(106)	(167)	(439)
Provision (benefit) for income taxes	-	-	-	-

Net income (loss)	$(61)	$(106)	$(167)	$(439)

Net income (loss) per common share:
Basic	$(1.23)	$(1.69)	$(3.38)	$(6.51)
Diluted	$(1.23)	$(1.69)	$(3.38)	$(6.51)
Weighted average number of common shares outstanding:
Basic	49.5	62.6	49.4	67.3
Diluted	49.5	62.6	49.4	67.3
Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020
The decrease in consolidated total revenues in the second quarter of 2021 was primarily due to gains in revenues of consolidated variable interest entities (“VIEs”) during the second quarter of 2020 with no comparable gains in the same period of 2021 and fair value losses on our interest rate swaps during the second quarter of 2021 compared with fair value gains in 2020. The VIE gains in the second quarter of 2020 were related to the reversal of an allowance for credit losses and gains related to the increase in expected recoveries from the Credit Suisse put-back claims. These put-back claims were settled in the first quarter of 2021. In 2021, the losses on our interest rate swaps, for which we receive floating rates, were due to unfavorable changes in interest rate curves compared to the same period of 2020. This decrease in consolidated total revenues were partially offset by increases in gains from purchases, at discounts, of MTNs issued by the Company.
Consolidated total expenses for the three months ended June 30, 2021 and 2020 included net insurance loss and LAE of $9 million and $136 million, respectively. The decrease in loss and LAE resulted from a decline in losses incurred and changes in the risk-free rates resulting in an increase in expected recoveries related to claims paid on certain Puerto Rico credits. Refer to the following “Loss and Loss Adjustment Expenses” sections of National and MBIA Corp. for additional information on our insurance losses and LAE.
Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020
The decrease in consolidated total revenues was primarily due to gains in revenues of consolidated VIEs during the six months ended June 30, 2020 with no comparable gains in the same period of 2021, partially offset by fair value gains on our interest rate swaps for which we receive floating rates during the first half of 2021 compared to fair value losses on our interest rate swaps in the same period of 2020. The VIE gains in the six months ended June 30, 2020 related to the increase in expected recoveries from the Credit Suisse put-back claims and a reversal of an allowance for credit losses. The put-back claims were settled in the first quarter of 2021. The gains on our interest rate swaps in 2021 were due to favorable changes in interest rate curves compared to the same period of 2020.
Consolidated total expenses for the six months ended June 30, 2021 and 2020 included net insurance loss and LAE of $107 million and $379 million, respectively. The decrease in loss and LAE was primarily due to less of a decline in expected salvage collections from insured CDOs in 2021 when compared with 2020, an incurred benefit from changes in risk-free rates on first-lien RMBS and decreases in loss and LAE incurred on certain Puerto Rico credits. Refer to the following “Loss and Loss Adjustment Expenses” sections of National and MBIA Corp. for additional information on our insurance losses and LAE.

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

•	Income taxes –We apply a zero effective tax rate for federal income tax purposes to our pre-tax adjustments, if applicable.
The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except share and per share amounts	2021	2020	2021	2020
Net income (loss)	$(61)	$(106)	$(167)	$(439)
Less: adjusted net income (loss) adjustments:
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(99)	(59)	(143)	(279)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments (1)	(9)	17	29	(60)
Foreign exchange gains (losses) (1)	(4)	(8)	13	-
Net gains (losses) on sales of investments (1)	-	16	(1)	19
Net gains (losses) on extinguishment of debt	14	-	14	-
Adjusted net income adjustment to the (provision) benefit for income tax (2)	-	-	-	-

Adjusted net income (loss)	$37	$(72)	$(79)	$(119)

Adjusted net income (loss) per diluted common share (3)	$0.76	$(1.15)	$(1.60)	$(1.77)

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
The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

In millions except share and per share amounts	As of June 30, 2021	As of December 31, 2020
Total shareholders’ equity of MBIA Inc.	$(36)	$136
Common shares outstanding	54,405,575	53,677,148
GAAP book value per share	$(0.66)	$2.55
Management’s adjustments described above:
Remove negative book value per share of MBIA Corp.	(33.51)	(31.97)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	2.01	2.86
Include net unearned premium revenue in excess of expected losses	3.87	4.29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance
Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of June 30, 2021, National had total insured gross par outstanding of $39.5 billion.
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
The following table presents our U.S. public finance insurance segment results for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent Change
In millions	2021	2020	Change	2021	2020
Net premiums earned	$11	$15	-27%	$28	$30	-7%
Net investment income	14	19	-26%	28	40	-30%
Fees and reimbursements	2	-	n/m	2	1	100%
Net gains (losses) on financial instruments at fair value and foreign exchange	3	25	-88%	-	7	-100%

Total revenues	30	59	-49%	58	78	-26%

Losses and loss adjustment	(42)	72	n/m	67	120	-44%
Amortization of deferred acquisition costs	3	4	-25%	7	7	-%
Operating	12	10	20%	26	23	13%

Total expenses	(27)	86	-131%	100	150	-33%

Income (loss) before income taxes	$57	$(27)	n/m	$(42)	$(72)	-42%

n/m - Percent change not meaningful.
NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for the three months ended June 30, 2021 compared with the same period of 2020 was primarily due to a $2 million decrease in scheduled premiums earned and a $2 million decrease in refunded premiums earned. The decrease in net premiums earned for the six months ended June 30, 2021 compared with the same period of 2020 was primarily due to a $3 million decrease in scheduled premiums earned, partially offset by a $1 million increase in refunded premiums earned. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. Refunding activity can vary significantly from period to period based on issuer refinancing behavior.
NET INVESTMENT INCOME The decreases in net investment income for the three and six months ended June 30, 2021 compared with the same periods of 2020 were primarily due to a lower average invested asset base resulting from claim payments, payment of a dividend to MBIA Inc., and purchases of MBIA Inc. common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE For the three months ended June 30, 2020, net gains on financial instruments at fair value and foreign exchange included fair value gains on securities due to a tightening of credit spreads during the quarter and gains from the sales of securities from the ongoing management of our U.S. public finance investment portfolio. For the six months ended June 30, 2020, net gains on financial instruments at fair value and foreign exchange included gains from the sales of securities from the ongoing management of our U.S. public finance investment portfolio, partially offset by fair value losses on securities due to the widening of credit spreads during the first half of 2020.
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
For the three months ended June 30, 2021, the loss and LAE incurred benefit primarily related to a decline in the risk-free rates used to discount the value of long-dated future recoveries on certain Puerto Rico exposures.
For the six months ended June 30, 2021, the loss and LAE incurred primarily related to an increase in the risk-free rates used to discount the value of long-dated future recoveries on certain Puerto Rico exposures.
For the three and six months ended June 30, 2020, losses and LAE primarily related to certain Puerto Rico exposures as well as an investor owned utility exposure.
The following table presents information about our U.S. public finance insurance loss recoverable asset and loss and LAE reserves liabilities as of June 30, 2021 and December 31, 2020:

In millions	June 30, 2021	December 31, 2020	Percent Change
Assets:
Insurance loss recoverable	$1,226	$1,220	-%
Reinsurance recoverable on paid and unpaid losses (1)	5	6	-17%
Liabilities:
Loss and LAE reserves	484	469	3%
Insurance loss recoverable - ceded (2)	50	48	4%

Net reserve (salvage)	$(697)	$(709)	-2%

(1) - Reported within “Other assets” on our consolidated balance sheets.
(2) - Reported within “Other liabilities” on our consolidated balance sheets.
The insurance loss recoverable as of June 30, 2021 increased slightly compared with December 31, 2020 as a result of a change in expected recoveries related to claims paid on certain Puerto Rico exposures which was partially offset by increases in discount rates used to present value future expected recoveries on paid claims. Loss and LAE reserves as of June 30, 2021 increased compared with December 31, 2020 primarily due an increase in expected payments, and unfavorable changes in future recoveries of unpaid losses due to the increase in risk-free discount rates, partially offset by actual payments made related to certain Puerto Rico exposures.
POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and six months ended June 30, 2021 and 2020 are presented in the following table:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2021	2020	Change	2021	2020	Change
Gross expenses	$12	$10	20%	$26	$23	13%

Amortization of deferred acquisition costs	$3	$5	-40%	$7	$7	-%
Operating	12	10	20%	26	23	13%

Total insurance operating expenses	$15	$15	0%	$33	$30	10%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs.
When an insured obligation refunds, we accelerate any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during the first half of 2021 or 2020.

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
The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of June 30, 2021 and December 31, 2020. Capital appreciation bonds (“CABs”) are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	June 30, 2021		December 31, 2020
Rating	Amount	%	Amount	%
AAA	$2,028	5.1%	$2,080	5.0%
AA	16,167	40.9%	16,299	39.0%
A	11,060	28.0%	12,888	30.8%
BBB	6,753	17.1%	7,019	16.7%
Below investment grade	3,527	8.9%	3,570	8.5%

Total	$39,535	100.0%	$41,856	100.0%

U.S. Public Finance Insurance Puerto Rico Exposures
The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of June 30, 2021.

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
(2) - Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy. As of June 30, 2021, gross par outstanding plus CABs accreted interest was $43 million.
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
As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $1.8 billion relating to GO bonds, PBA bonds, PREPA bonds and PRHTA bonds through June 30, 2021, inclusive of the commutation payment and the additional payment in the amount of $66 million on December 17, 2019 related to COFINA.
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
On February 22, 2021, National agreed to join a plan support agreement, dated as of February 22, 2021 (the “GO PSA”), among the Oversight Board, certain holders of GO Bonds and PBA Bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp, and Syncora Guarantee Inc. in connection with the GO and PBA Title III cases. The GO PSA provides that, among other things, National shall receive a pro rata share of allocable cash, newly issued General Obligation bonds, a contingent value instrument and certain fees. The GO PSA also permitted National to terminate its participation in the GO PSA on or prior to March 31, 2021, which date was extended ultimately to May 5, 2021. On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain clawback claims and providing for a distribution of cash, bonds and a contingent value instrument to HTA bondholders subject to completing negotiations on a plan support agreement in respect of the HTA PSA. On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA. The Oversight Board has committed to filing a plan of adjustment for HTA by January 31, 2022. The GO PSA contemplates a Commonwealth plan becoming effective on or before December 15, 2021; however there can be no assurance that such plans will become effective, or on the contemplated timeline. Pursuant to the GO PSA, the Oversight Board and National jointly obtained the entry of an order in the Title III court staying National’s participation in actions related to the clawback of HTA funds from the Commonwealth, including the Section 926 appeal pending before the First Circuit Court of Appeals, and National shall take no further action with respect to those proceedings subject to the Commonwealth plan becoming effective.
On May 11, 2021, the Oversight Board filed the Third Amended Title III Joint Plan of Adjustment and Disclosure Statement for the Commonwealth of Puerto Rico. On June 29, 2021, the Oversight Board filed the Fourth Amended Title III Joint Plan and Disclosure Statement for the Commonwealth, and on July 12, 2021, the Oversight Board filed the Fifth Amended Title III Plan of Adjustment and Disclosure Statement, incorporating certain changes in connection with the disclosure statement objections. On July 14, 2021, the Bankruptcy Court (i) continued the disclosure statement hearing until July 27, 2021 for the sole purpose of considering a possible settlement of objections by Ambac Assurance Corporation and Financial Guaranty Insurance Company, and (ii) overruled all other objections to the disclosure statement but required the Oversight Board to include certain additional disclosure on financial and legislative risks. The court also approved confirmation procedures, subject to the approval of the disclosure statement at the continued hearing, including commencing the confirmation hearing on November 8, 2021 and concluding on November 23, 2021. On July 27, 2021, the Oversight Board filed the Sixth Amended Plan and Disclosure Statement, and on July 29, 2021 the Court approved the amended Disclosure Statement for distribution to claimholders of record.
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
The proceeding is currently stayed in the Title III court subject to the occurrence of the effective date of the Commonwealth plan of adjustment.
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
On June 22, 2020, the Oversight Board and the Puerto Rico P3 Authority announced an agreement and contract with LUMA Energy, LLC (“LUMA”) which calls for LUMA to take full responsibility for the operation and maintenance of PREPA’s transmission and distribution system; the contract runs for 15-years following a transition period expected to take 12 months. PREPA retains ownership of the system as well as responsibility for the power generation system. LUMA assumed responsibility for operations on June 1, 2021.
On September 18, 2020, FEMA and the PR COR3 Authority announced the commitment by FEMA to provide approximately $11.6 billion (net of the required 10% cost share) to fund projects built by PREPA and the PR Department of Education; approximately $9.4 billion (net) of this amount is designated for PREPA. LUMA is now involved in the planning of the related projects as well as proceedings related thereto in front the PR Energy Bureau as well as PR-COR3.

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
On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain HTA clawback claims in the Commonwealth Title III case and providing for a distribution to HTA holders of cash, bonds and a contingent value instrument subject to completing negotiations on a plan support agreement in respect of the HTA PSA. On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA. The Oversight Board has committed to filing a plan of adjustment for HTA by January 31, 2022.
Status of Puerto Rico’s Fiscal Plans
In January of 2021, the Oversight Board requested that the Puerto Rico government submit a proposed updated Fiscal Plan for the Commonwealth. The Commonwealth submitted a revised fiscal plan on March 8, 2021. On March 15, 2021, the Oversight Board deemed the Puerto Rico government’s fiscal plan to be non-compliant, and has required the government to submit a revised updated fiscal plan, including all financial and supporting models. The Oversight Board certified the government’s fiscal plan on April 23, 2021. For the remaining component units, the Oversight Board certified fiscal plans for PREPA, the University of Puerto Rico (the “University”) and PRHTA on May 27, 2021. The Oversight Board also certified the fiscal year 2022 budgets for Commonwealth, PREPA, the University and PRHTA on June 27, 2021.
University of Puerto Rico
The University is not a debtor in Title III and continues to be current on its debt service payment. However, the University is subject to a standstill agreement with its senior bondholders, which has been extended to August 28, 2021. National is not a party to the standstill agreement.
The following table presents our scheduled gross debt service due on our Puerto Rico insured exposures for the six months ending December 31, 2021, for each of the subsequent four years ending December 31 and thereafter:

In millions	Six Months Ending December 31, 2021	2022	2023	2024	2025	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$117	$140	$137	$137	$105	$566	$1,202
Puerto Rico Commonwealth GO	74	19	14	13	75	174	369
Puerto Rico Public Buildings Authority (PBA)	19	9	27	43	36	84	218
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	13	27	36	33	36	724	869
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue (PRHTA)	1	9	1	1	1	21	34
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	3	2	4	2	2	47	60
University of Puerto Rico System Revenue	5	7	12	11	16	45	96
Inter American University of Puerto Rico Inc.	3	3	3	3	3	8	23

Total	$235	$216	$234	$243	$274	$1,669	$2,871

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
The following table summarizes the consolidated results of our corporate segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2021	2020	Change	2021	2020	Change
Net investment income	$7	$8	-13%	$14	$16	-13%
Fees	13	14	-7%	29	30	-3%
Net gains (losses) on financial instruments at fair value and foreign exchange	(18)	-	n/m	37	(56)	n/m
Net gains (losses) on extinguishment of debt	14	-	n/m	14	-	n/m

Total revenues	16	22	-27%	94	(10)	n/m

Operating	17	20	-15%	39	35	11%
Interest	18	21	-14%	37	42	-12%

Total expenses	35	41	-15%	76	77	-1%

Income (loss) before income taxes	$(19)	$(19)	-%	$18	$(87)	-121%

n/m—Percent change not meaningful.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended June 30, 2021 was primarily due to the impact of decreases in interest rates during the second quarter of 2021 on the fair values of interest rate swaps for which we receive floating rates. The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the six months ended June 30, 2021 was primarily due to the impact of increases in interest rates during the first half of 2021 on the fair values of interest rate swaps compared with fair value losses on these swaps in the same period of 2020 due to decreases in interest rates.
NET GAINS (LOSSES) ON EXTINGUISHMENT OF DEBT The favorable changes in net gains (losses) on extinguishment of debt for the three and six months ended June 30, 2021 compared with the same periods of 2020 were primarily due to increases in gains from purchases, at discounts, of MTNs issued by the Company.
OPERATING EXPENSES Operating expenses increased for the six months ended June 30, 2021 compared with the same period of 2020 primarily due to increases in compensation expense related to the Company’s deferred compensation plan.
INTEREST EXPENSE Interest expense decreased for the three and six months ended June 30, 2021 compared with the same periods of 2020 primarily due to the redemption of debt in December of 2020.
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
The following table presents our international and structured finance insurance segment results for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2021	2020	Change	2021	2020	Change
Net premiums earned	$5	$7	-29%	$11	$13	-15%
Net investment income	2	1	100%	3	2	50%
Fees and reimbursements	3	3	-%	7	7	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	(5)	(1)	n/m	(6)	10	n/m
Revenues of consolidated VIEs:
Net investment income	-	5	-100%	-	13	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	-	23	-100%	(14)	38	-137%
Other net realized gains (losses)	(5)	23	-122%	(5)	14	-136%

Total revenues	-	61	-100%	(4)	97	-104%

Losses and loss adjustment	51	64	-20%	40	259	-85%
Amortization of deferred acquisition costs	4	4	-%	8	8	-%
Operating	6	7	-14%	13	14	-7%
Interest	29	30	-3%	56	61	-8%
Expenses of consolidated VIEs:
Operating	1	1	*%	3	3	-%
Interest	6	15	-60%	17	32	-47%

Total expenses	97	121	-20%	137	377	-64%

Income (loss) before income taxes	$(97)	$(60)	62%	$(141)	$(280)	-50%

n/m—Percent change not meaningful.
As of June 30, 2021, MBIA Corp.’s total insured gross par outstanding was $6.3 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The following table provides net premiums earned from our financial guarantee contracts for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2021	2020	Change	2021	2020	Change
Net premiums earned:
U.S.	$1	$2	-50%	$2	$3	-33%
Non-U.S.	4	5	-20%	9	10	-10%

Total net premiums earned	$5	$7	-29%	$11	$13	-15%

VIEs (eliminated in consolidation)	$1	$1	-%	$1	$(3)	-133%
Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The negative VIE net premiums earned (eliminated in consolidation) for 2020 was primarily due to the termination of a policy, resulting in the reversal of previously eliminated net premiums in excess of cash received.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable changes in net losses on financial instruments and foreign exchange for the three and six months ended June 30, 2021 compared with the same periods of 2020 were primarily related to losses from foreign currency revaluations of Mexican peso-denominated loss reserves as a result of the weakening of the U.S. dollar.
REVENUES OF CONSOLIDATED VIEs The decreases in revenues of consolidated VIEs for the three and six months ended June 30, 2021 compared with the same periods of 2020 were primarily due to gains related to the increase in expected recoveries from the Credit Suisse put-back claims, reversals of allowances for credit losses and higher net investment income in 2020 with no comparable gains for the same periods of 2021. The losses included in other net realized gains (losses) for the three and six months ended June 30, 2021 relate to losses from the deconsolidation of two VIEs. During 2020, we deconsolidated all remaining VIEs for which net investment income was recorded.
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
For the three months ended June 30, 2021, losses and LAE incurred primarily related to a decline in expected salvage collections from insured CDOs and losses on insured first-lien RMBS transactions due to a decline in the risk-free rates used to discount the present value of net loss reserves.
For the six months ended June 30, 2021, losses and LAE incurred primarily related to a decline in expected salvage collections from insured CDOs, partially offset by a benefit related to insured first-lien RMBS transactions due to an increase in the risk-free rates used to discount the present value of net loss reserves.
For the three and six months ended June 30, 2020, losses and LAE primarily related to a decrease in expected salvage collections from insured CDOs and declines in the risk-free rates during 2020, which increased the present value of loss reserves, primarily on our insured first-lien RMBS transactions. These increases in losses and LAE were partially offset by a benefit related to second-lien RMBS.
As a result of the consolidation of VIEs, loss and LAE includes the elimination of losses and LAE of $1 million and a losses and LAE benefit of $15 million for the three and six months ended June 30, 2021, respectively, and the elimination of losses and LAE benefit of $43 million and $65 million for the three and six months ended June 30, 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and loss and LAE reserves as of June 30, 2021 and December 31, 2020.

In millions	June 30, 2021	December 31, 2020	Percent Change
Assets:
Insurance loss recoverable	$335	$457	-27%
Reinsurance recoverable on paid and unpaid losses (1)	5	5	-%
Liabilities:
Loss and LAE reserves	470	521	-10%

Net reserve (salvage)	$130	$59	120%

(1) -	Reported within “Other assets” on our consolidated balance sheets.
The insurance loss recoverable primarily relates to reimbursement rights arising from the payment of claims on MBIA Corp.’s policies insuring certain CDOs and RMBS. Such payments also entitle MBIA Corp. to exercise certain rights and remedies to seek recovery of its reimbursement entitlements. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for additional information regarding our estimates of recoveries.
Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about our loss reserving policy, loss reserves and recoverables.
POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three and six months ended June 30, 2021 and 2020 are presented in the following table:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2021	2020	Change	2021	2020	Change
Gross expenses	$6	$7	-14%	$13	$14	-7%

Amortization of deferred acquisition costs	$4	$4	-%	$8	$8	-%
Operating	6	7	-14%	13	14	-7%

Total insurance operating expenses	$10	$11	-9%	$21	$22	-5%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. We did not defer a material amount of policy acquisition costs during the first half of 2021 or 2020. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE OF CONSOLIDATED VIEs For the three and six months ended June 30, 2021, total interest expense of consolidated VIEs decreased compared with the same periods of 2020 due to the deconsolidation of VIEs in 2020.
International and Structured Finance Insurance Portfolio Exposures
Credit Quality
The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of June 30, 2021 and December 31, 2020, 23% and 24%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.
Selected Portfolio Exposures
The following is a summary of selected significant exposures within our residential mortgage insured portfolio of our international and structured finance insurance segment. In addition, as of June 30, 2021, MBIA Corp. insured $234 million of CDOs and related instruments. We may experience considerable incurred losses in certain of these sectors. There can be no assurance that the loss reserves recorded in our financial statements will be sufficient or that we will not experience losses on transactions on which we currently have no loss reserves, in particular if the economy deteriorates. We may seek to purchase, directly or indirectly, obligations guaranteed by MBIA Corp. or seek to commute policies. The amount of insurance exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time, and other considerations. In some cases, these activities may result in a reduction of loss reserves, but in all cases they are intended to limit our ultimate losses and reduce the future volatility in loss development on the related policies. Our ability to purchase guaranteed obligations and to commute policies will depend on management’s assessment of available liquidity.
Residential Mortgage Exposure
MBIA Corp. insures RMBS backed by residential mortgage loans, including second-lien RMBS transactions (revolving home equity lines of credit (“HELOC”) loans and closed-end second (“CES”) mortgages). MBIA Corp. also insures MBS backed by first-lien alternative A-paper (“Alt-A”) and subprime mortgage loans directly through RMBS securitizations. The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of June 30, 2021 and December 31, 2020. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of
Collateral Type	June 30, 2021	December 31, 2020	Percent Change
HELOC Second-lien	$13	$269	-95%
CES Second-lien	32	104	-69%
Alt-A First-lien (1)	791	825	-4%
Subprime First-lien	251	285	-12%
Prime First-lien	5	6	-17%

Total	$1,092	$1,489	-27%

(1) -	Includes international exposure of $239 million and $237 million as of June 30, 2021 and December 31, 2020, respectively.

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
As of June 30, 2021, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $1.3 billion compared with $1.5 billion as of December 31, 2020. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. For a further discussion of the Company’s reinsurance, refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Taxes
Provision for Income Taxes
The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2021 and 2020 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Income (loss) before income taxes	$(61)	$(106)	$(167)	$(439)
Provision (benefit) for income taxes	$-	$-	$-	$-
Effective tax rate	0.0%	0.0%	0.0%	0.0%
For the six months ended June 30, 2021 and 2020, our effective tax rate applied to our loss before income taxes was lower than the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset.
As of June 30, 2021 and December 31, 2020, the Company’s valuation allowance against its net deferred tax asset was $988 million and $966 million, respectively. Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National and potential future sources of taxable income to be identified by the Company. Accordingly, the Company will continue to re-evaluate its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future. Refer to “Note 9: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.
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
CAPITAL RESOURCES
The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, surplus notes issued by MBIA Corp., and MBIA Corp.’s financing facility between MZ Funding and certain purchasers, pursuant to which the purchasers or their affiliates agreed to refinance the outstanding insured senior notes of MZ Funding (“Refinanced Facility”). Total capital resources were $1.3 billion and $1.6 billion as of June 30, 2021 and December 31, 2020, respectively.
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
Equity securities
Currently, MBIA Inc. or National does not have an authorization approved by the Company’s Board of Directors to repurchase or purchase shares. MBIA Inc.’s and National’s share purchases or repurchases that were authorized under our share repurchase program for the six months ended June 30, 2021 and 2020 are presented in the following table:

In millions except per share amounts	Six Months Ended June 30,
	2021	2020
Number of shares purchased or repurchased	-	17.8
Average price paid per share	$-	$7.62
Remaining authorization as of June 30	$-	$62
Debt securities
During the six months ended June 30, 2021, MBIA Corp. prepaid $150 million of the Refinanced Facility and the Company repurchased $63 million par value outstanding of GFL MTNs with a maturity of 2024 issued by our corporate segment at a weighted average cost of approximately 78% of par value.
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
National
Capital and Surplus
National had statutory capital of $2.0 billion as of June 30, 2021 and December 31, 2020. As of June 30, 2021, National’s unassigned surplus was $945 million. For the six months ended June 30, 2021, National had a statutory net loss of $12 million. Refer to the “Claims-Paying Resources (Statutory Basis)” section below for additional information on National’s statutory capital.
In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. As of June 30, 2021, National was in compliance with its aggregate risk limits under New York Insurance Law (“NYIL”), but was not in compliance with certain of its single risk limits. If National does not comply with its single risk limits, the NYSDFS may prevent National from transacting any new financial guarantee insurance business.

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
National had positive earned surplus as of June 30, 2021 from which it may pay dividends, subject to the limitations described above. We expect the as-of-right declared and paid dividend amounts from National to be limited to prior year adjusted net investment income for the foreseeable future.
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
National’s CPR and components thereto, as of June 30, 2021 and December 31, 2020 are presented in the following table:

	As of June 30,	As of December 31,
In millions	2021	2020
Policyholders’ surplus	$1,534	$1,526
Contingency reserves	428	445

Statutory capital	1,962	1,971
Unearned premiums	338	355
Present value of installment premiums (1)	128	129

Premium resources (2)	466	484
Net loss and LAE reserves (1)	(322)	(301)
Salvage reserves on paid claims (1)	1,000	961

Gross loss and LAE reserves	678	660

Total claims-paying resources	$3,106	$3,115

(1) - Calculated using a discount rate of 3.49% as of June 30, 2021 and December 31, 2020.
(2) - Includes financial guarantee and insured derivative related premiums.
MBIA Insurance Corporation
Capital and Surplus
MBIA Insurance Corporation had statutory capital of $160 million as of June 30, 2021 compared with $273 million as of December 31, 2020. As of June 30, 2021, MBIA Insurance Corporation’s negative unassigned surplus was $1.9 billion. For the six months ended June 30, 2021, MBIA Insurance Corporation had a statutory net loss of $72 million. Refer to the “Claims-Paying Resources (Statutory Basis)” section below for additional information on MBIA Insurance Corporation’s statutory capital.
In the first quarter of 2021, MBIA received a court decision against Credit Suisse holding it liable to MBIA Corp. for approximately $604 million in damages relating to put-back claims and the parties to the litigation subsequently entered into a settlement agreement pursuant to which Credit Suisse paid MBIA Corp. $600 million. As of June 30, 2021, MBIA Insurance Corporation’s estimated salvage on a statutory basis primarily related to recoveries on CDOs and excess spread recoveries on RMBS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. MBIA Insurance Corporation is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Pursuant to a non-disapproval by the NYSDFS, and in accordance with NYIL, MBIA Insurance Corporation released to surplus $125 million of excessive contingency reserves during the three months ended June 30, 2021. As of June 30, 2021, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If MBIA Insurance Corporation does not comply with its single risk limits, the NYSDFS may prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business.
Due to its significant earned surplus deficit, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009. Based on estimated future income, MBIA Insurance Corporation is not expected to have any statutory capacity to pay dividends.
The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of July 15, 2021, the most recent scheduled interest payment date, there was $1.1 billion of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of June 30, 2021, MBIA Insurance Corporation had “free and divisible surplus” of $100 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.
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
MBIA Corp.’s CPR and components thereto, as of June 30, 2021 and December 31, 2020 are presented in the following table:

	As of June 30,		As of December 31,
In millions	2021		2020
Policyholders’ surplus	$118		$106
Contingency reserves	42		167

Statutory capital	160		273
Unearned premiums	72		79
Present value of installment premiums (1) (2)	64		73

Premium resources	136		152
Net loss and LAE reserves (1)	151		(478)
Salvage reserves on paid claims (1)	339	(3)	1,045	(4)

Gross loss and LAE reserves	490		567

Total claims-paying resources	$786		$992

(1) - Calculated using a discount rate of 5.10% as of June 30, 2021 and December 31, 2020.
(2) - Based on the Company’s estimate of the remaining life for its insured exposures.
(3) - This amount primarily consists of expected recoveries related to the Company’s CDOs and excess spread.
(4) - This amount primarily consists of expected recoveries related to the Company’s put-back, CDOs and excess spread.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY
We use a liquidity risk management framework, the primary objective of which is to match liquidity resources to needs. We monitor our cash and liquid asset resources using cash forecasting and stress-scenario testing. Members of MBIA’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity levels. We evaluate and manage liquidity on a legal-entity basis to take into account the legal, regulatory and other limitations on available liquidity resources within the enterprise. Additionally, we continue to monitor the current COVID-19 pandemic with respect to our cash and liquid asset positions and resources. It remains premature to predict the full impact the pandemic may have on our future liquidity position and needs. Refer to the “Executive Overview - COVID-19” section for additional information about liquidity and COVID-19. The following is a discussion of our liquidity resources and requirements for our holding company and our insurance subsidiaries.
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
As of June 30, 2021 and December 31, 2020, National held cash and investments of $2.1 billion of which $396 million and $359 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.
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
As of June 30, 2021 and December 31, 2020, the liquidity positions of MBIA Inc. were $238 million and $294 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.
During the six months ended June 30, 2021, MBIA Inc. returned $10 million of tax payments to National as a result of tax losses incurred by National. The return was pursuant to the terms of the tax sharing agreement. Under the CARES Act, National’s 2020 taxable loss became subject to a five-year NOL carry-back, which allowed it to recover taxes paid in years in which the tax rate was 35%. There can be no assurance that any future payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc. due to deductible or creditable tax attributes of those subsidiaries and/or the market value performance of the assets supporting the Tax Escrow Account.

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
As of June 30, 2021 and December 31, 2020, MBIA Corp. held cash and investments of $664 million and $243 million, respectively, of which $461 million and $130 million, respectively, were cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. Treasury and corporate bonds that were immediately available to MBIA Insurance Corporation. The increase in cash and investments for the six months ended June 30, 2021 was due to the collection of proceeds from the settlement of the Credit Suisse litigation.
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
During the six months ended June 30, 2021, MBIA Corp. allocated and paid $150 million towards the prepayment of the Refinanced Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Consolidated Cash Flows
Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
In millions	2021	2020	Percent Change
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$545	$(89)	n/m
Investing activities	(110)	941	-112%
Financing activities	(255)	(481)	-47%
Cash and cash equivalents - beginning of period	167	83	101%

Cash and cash equivalents - end of period	$347	$454	-24%

n/m—Percent change not meaningful.
Operating activities
Net cash provided by operating activities increased for the six months ended June 30, 2021 compared with the same period of 2020 primarily due to proceeds received from loan repurchase commitments of $600 million as a result of the settlement of the Credit Suisse litigation in the first quarter of 2021.
Investing activities
Net cash used by investing activities increased for the six months ended June 30, 2021 compared with the same period of 2020 primarily due to a net decrease in sales, maturities and purchases of available-for-sale investments of $404 million, a decrease in repayments of held-to-maturity investments of $315 million due to the deconsolidation of a VIE in the first quarter of 2020 and a net decrease in sales, maturities and purchases of short-term investments of $310 million.
Financing activities
Net cash used by financing activities decreased for the six months ended June 30, 2021 compared with the same period of 2020 primarily due to a decrease in purchases of treasury stock of $133 million and principal repayments of VIE notes of $124 million.
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
Credit Quality
The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of June 30, 2021, the weighted average credit quality rating of the Company’s AFS fixed-maturity investment portfolio, excluding short-term investments, was Aa and 93% of the investments were investment grade.

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
As of June 30, 2021, Insured Investments at fair value represented $255 million or 9% of consolidated investments, of which $228 million or 8% of consolidated investments were Company-Insured Investments. As of June 30, 2021, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the below investment grade range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of June 30, 2021, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 7% of the total consolidated investment portfolio.
Contractual Obligations
For a discussion of the Company’s contractual obligations, refer to “Liquidity-Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. During the six months ended June 30, 2021, MBIA Corp. prepaid $150 million of the Refinanced Facility and the Company repurchased $63 million par value outstanding of the GFL MTNs issued by our corporate segment. There were no material changes in contractual obligations since December 31, 2020.

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
As of June 30, 2021, National had $2.9 billion of debt service outstanding related to Puerto Rico. Puerto Rico may be unable or unwilling to pay their obligations as and when due, in which case National would be required to pay claims of unpaid principal and interest when due under its insurance policies, which could be material. On January 1, 2021 and July 1, 2021, Puerto Rico defaulted on scheduled debt service for certain National insured bonds and as a result, National paid gross claims in the aggregate of $277 million. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National would experience losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations.

Item1A. Risk Factors (continued)

On February 22, 2021, National agreed to join a Plan Support Agreement, dated as of February 22, 2021 (the “GO PSA”), among the Oversight Board, certain holders of GO Bonds and PBA Bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp, and Syncora Guarantee Inc. in connection with the GO and PBA Title III cases. The GO PSA provides that, among other things, National shall receive a pro rata share of allocable cash, newly issued General Obligation bonds, a contingent value instrument and certain fees. The GO PSA also permitted National to terminate its participation in the GO PSA on or prior to March 31, 2021, which date was extended ultimately to May 5, 2021. On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain clawback claims and providing for a distribution of cash, bonds and a contingent value instrument to HTA bondholders subject to completing negotiations on a plan support agreement in respect of an HTA plan of adjustment (the “HTA PSA”). On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA. The Oversight Board has committed to filing a plan of adjustment for HTA by January 31, 2022. The GO PSA contemplates a Commonwealth plan becoming effective on or before December 15, 2021; however there can be no assurance that such plans will become effective, or on the contemplated timeline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases or repurchases made by the Company or National in each month during the second quarter of 2021:

			Total Number	Maximum
	Total	Average	of Shares	Amount That May
	Number	Price	Purchased as	Be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plan
Month	Purchased (1)	Share	Announced Plan	(in millions)
April	86	$10	-	$-
May	97	9.46	-	-
June	86	10.51	-	-

	269	$9.97	-	$-

(1)	Represents shares repurchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.

Item 6. Exhibits

*31.1.	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2.	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1.	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2.	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS.	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

*101.SCH.	XBRL Taxonomy Extension Schema Document.

*101.CAL.	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF.	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB.	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE.	XBRL Taxonomy Extension Presentation Linkbase Document.

*104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: August 4, 2021	/s/ Anthony McKiernan
Anthony McKiernan
Chief Financial Officer

Date: August 4, 2021	/s/ Joseph R. Schachinger
Joseph R. Schachinger
Controller (Chief Accounting Officer)