Form 10-Q
period 2021-09-30
MBIA INC
filed 2021-11-03
CIK 814585

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
of the Exchange Act).    Yes
☐
    No
☒
As of October
26
, 2021, 54,406,254 shares of Common Stock, par value $1 per share, were outstanding.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MBIA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $1,963 and $2,078)	$2,088	$2,257
Investments carried at fair value	246	196
Investments pledged as collateral, at fair value (amortized cost $4 and $6)	4	1
Short-term investments, at fair value (amortized cost $372 and $281)	372	282

Total investments	2,710	2,736
Cash and cash equivalents	108	158
Premiums receivable (net of allowance for credit losses $5 and $5)	185	216
Deferred acquisition costs	44	50
Insurance loss recoverable	1,537	1,677
Other assets	64	84
Assets of consolidated variable interest entities:
Cash	4	9
Investments carried at fair value	63	77
Loans receivable at fair value	77	120
Loan repurchase commitments	-	604
Other assets	24	20

Total assets	$4,816	$5,751

Liabilities and Equity
Liabilities:
Unearned premium revenue	$333	$405
Loss and loss adjustment expense reserves	850	990
Long-term debt	2,308	2,229
Medium-term notes (includes financial instruments carried at fair value of $102 and $110)	592	710
Investment agreements	271	269
Derivative liabilities	133	215
Other liabilities	194	161
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $292 and $350)	292	623

Total liabilities	4,973	5,602

Commitments and contingencies (Refer to Note 13: Commitments and Contingencies)
Equity:
Preferred stock, par value $1 per share; authorized shares - 10,000,000; issued and outstanding - none	-	-
Common stock, par value $1 per share; authorized shares - 400,000,000; issued shares - 283,186,115 and 283,186,115	283	283
Additional paid-in capital	2,936	2,962
Retained earnings (deficit)	(303)	(13)
Accumulated other comprehensive income (loss), net of tax of $8 and $8	90	115
Treasury stock, at cost - 228,780,039 and 229,508,967 shares	(3,176)	(3,211)

Total shareholders’ equity of MBIA Inc.	(170)	136
Preferred stock of subsidiary	13	13

Total equity	(157)	149

Total liabilities and equity	$4,816	$5,751

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Premiums earned:
Scheduled premiums earned	$26	$14	$53	$45
Refunding premiums earned	3	2	10	10

Premiums earned (net of ceded premiums of $14, $1, $16 and $3)	29	16	63	55
Net investment income	16	16	45	59
Fees and reimbursements	5	2	6	2
Net gains (losses) on financial instruments at fair value and foreign exchange	11	13	42	(26)
Net gains (losses) on extinguishment of debt	16	-	30	-
Revenues of consolidated variable interest entities:
Net investment income	-	5	-	18
Net gains (losses) on financial instruments at fair value and foreign exchange	4	(4)	(10)	34
Other net realized gains (losses)	(9)	23	(14)	37

Total revenues	72	71	162	179
Expenses
Losses and loss adjustment	125	48	232	427
Amortization of deferred acquisition costs	-	2	5	7
Operating	23	21	70	61
Interest	40	43	122	135
Expenses of consolidated variable interest entities:
Operating	2	1	5	4
Interest	5	14	18	42

Total expenses	195	129	452	676

Income (loss) before income taxes	(123)	(58)	(290)	(497)
Provision (benefit) for income taxes	-	-	-	-

Net income (loss)	$(123)	$(58)	$(290)	$(497)

Net income (loss) per common share
Basic	$(2.49)	$(1.11)	$(5.87)	$(7.97)
Diluted	$(2.49)	$(1.11)	$(5.87)	$(7.97)
Weighted average number of common shares outstanding
Basic	49,552,796	52,588,533	49,434,177	62,391,826
Diluted	49,552,796	52,588,533	49,434,177	62,391,826
The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(123)	$(58)	$(290)	$(497)
Other comprehensive income (loss):
Available-for-sale securities with no credit losses:
Unrealized gains (losses) arising during the period	(10)	5	(42)	93
Reclassification adjustments for (gains) losses included in net income (loss)	(3)	(9)	(11)	(17)
Foreign currency translation:
Foreign currency translation gains (losses)	-	(2)	3	(3)
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	(12)	5	(11)	54
Reclassification adjustments for (gains) losses included in net income (loss)	12	2	36	5

Total other comprehensive income (loss)	(13)	1	(25)	132

Comprehensive income (loss)	$(136)	$(57)	$(315)	$(365)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common shares
Balance at beginning and end of period	283,186,115	283,433,401	283,186,115	283,433,401
Common stock amount
Balance at beginning and end of period	$283	$283	$283	$283
Additional paid-in capital
Balance at beginning of period	$2,934	$2,959	$2,962	$2,999
Period change	2	1	(26)	(39)

Balance at end of period	$2,936	$2,960	$2,936	$2,960
Retained earnings
Balance at beginning of period	$(180)	$126	$(13)	$607
ASU 2016-13 transition adjustment	-	-	-	(42)
Net income (loss)	(123)	(58)	(290)	(497)

Balance at end of period	$(303)	$68	$(303)	$68
Accumulated other comprehensive income (loss)
Balance at beginning of period	$103	$129	$115	$(2)
Other comprehensive income (loss)	(13)	1	(25)	132

Balance at end of period	$90	$130	$90	$130
Treasury shares
Balance at beginning of period	(228,780,540)	(220,924,081)	(229,508,967)	(204,000,108)
Treasury shares acquired under share repurchase program	-	(8,582,686)	-	(26,430,768)
Other	501	804	728,928	924,913

Balance at end of perio d	(228,780,039)	(229,505,963)	(228,780,039)	(229,505,963)
Treasury stock amount
Balance at beginning of period	$(3,176)	$(3,149)	$(3,211)	$(3,061)
Treasury shares acquired under share repurchase program	-	(62)	-	(198)
Other	-	-	35	48

Balance at end of period	$(3,176)	$(3,211)	$(3,176)	$(3,211)
Total shareholders’ equity of MBIA Inc.
Balance at beginning of period	$(36)	$348	$136	$826
Period change	(134)	(118)	(306)	(596)

Balance at end of period	$(170)	$230	$(170)	$230

Preferred stock of subsidiary shares
Balance at beginning and end of period	1,315	1,315	1,315	1,315
Preferred stock of subsidiary amount
Balance at beginning and end of period	$13	$13	$13	$13

Total equity	$(157)	$243	$(157)	$243

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Premiums, fees and reimbursements received	$36	$20
Investment income received	60	96
Financial guarantee losses and loss adjustment expenses paid	(315)	(461)
Proceeds from recoveries and reinsurance	91	69
Proceeds from loan repurchase commitments	600	-
Operating and employee related expenses paid	(65)	(58)
Interest paid, net of interest converted to principal	(48)	(67)
Income taxes (paid) received	-	13

Net cash provided (used) by operating activities	359	(388)

Cash flows from investing activities:
Purchases of available-for-sale investments	(811)	(900)
Sales of available-for-sale investments	469	862
Paydowns and maturities of available-for-sale investments	482	613
Purchases of investments at fair value	(159)	(137)
Sales, paydowns, maturities and other proceeds of investments at fair value	136	139
Sales, paydowns and maturities (purchases) of short-term investments, net	(94)	77
Sales, paydowns and maturities of held-to-maturity investments	-	315
Paydowns and maturities of loans receivable	75	11
(Payments) proceeds for derivative settlements	(61)	(12)

Net cash provided (used) by investing activities	37	968

Cash flows from financing activities:
Proceeds from investment agreements	2	10
Principal paydowns of investment agreements	(1)	(21)
Principal paydowns of medium-term notes	(77)	-
Principal paydowns of variable interest entity notes	(370)	(333)
Principal paydowns of long-term debt	(4)	-
Purchases of treasury stock	(1)	(200)
Other financing	-	(8)

Net cash provided (used) by financing activities	(451)	(552)

Net increase (decrease) in cash and cash equivalents	(55)	28
Cash and cash equivalents - beginning of period	167	83

Cash and cash equivalents - end of period	$112	$111

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(290)	$(497)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	24	13
Unearned premium revenue	(72)	(53)
Loss and loss adjustment expense reserves	(140)	101
Insurance loss recoverable	140	(105)
Loan repurchase commitments	604	-
Accrued interest payable	81	102
Accrued expenses	5	25
Net (gains) losses on financial instruments at fair value and foreign exchange	(35)	(8)
Other net realized (gains) losses	14	(37)
Other operating	28	71

Total adjustments to net income (loss)	649	109

Net cash provided (used) by operating activities	$359	$(388)

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
Business Developments
Puerto Rico
On January 1, 2021 and July 1, 2021, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claim payments in the aggregate of $277 million. As of September 30, 2021, National had $2.6 billion of debt service outstanding related to Puerto Rico. Refer to the “Risks and Uncertainties” section below for additional information on the Company’s Puerto Rico exposures.
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
In October of 2021, National sold certain bankruptcy claims in a private transaction through the transfer of ownership of $199 million face amount of bonds, representing approximately
16
%
of the principal amount of the current bond claims in the PREPA Title III case. The bonds included in this transaction had been fully satisfied by National’s insurance claim payments. This transaction monetizes a portion of National’s salvage asset at a discount to National’s previous carrying value, and reduces potential volatility and ongoing risk of remediation around the PREPA credit. Subsequent to the sale of these PREPA bankruptcy claims, National has approximately

$230 million of additional par claims to PREPA that have matured and can be sold.
GO and HTA
On February 22, 2021, National agreed to join a plan support agreement, dated as of February 22, 2021 (the “GO PSA”), among the Oversight Board, certain holders of Puerto Rico Commonwealth GO (“GO”) Bonds and Puerto Rico Public Buildings Authority (“PBA”) Bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp, and Syncora Guarantee Inc. in connection with the GO and PBA Title III cases. The GO PSA provides that, among other things, National shall receive a pro rata share of allocable cash, newly issued General Obligation bonds, a contingent value instrument (“CVI”) and certain fees. The GO PSA contemplates a Commonwealth plan becoming effective on or before December 15, 2021; however there can be no assurance that such plans will become effective, or on the contemplated timeline. Pursuant to the GO PSA, the Oversight Board and National jointly obtained the entry of an order in the Title III court staying National’s participation in actions related to the clawback of HTA funds from the Commonwealth, and National shall take no further action with respect to those proceedings subject to the Commonwealth plan becoming effective. On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain clawback claims and providing for a distribution of cash, bonds and a contingent value instrument to bondholders in the Puerto Rico Highway and Transportation Authority (“HTA”) Title III case subject to completing negotiations on a plan support agreement in respect of an HTA plan of adjustment (the “HTA PSA”). On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA. The Oversight Board has committed to filing a plan of adjustment for HTA by January 31, 2022.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Business Developments and Risks and Uncertainties (continued)

On July 12, 2021, the Oversight Board filed the Fifth Amended Title III Plan of Adjustment and Disclosure Statement, incorporating certain changes and agreements in connection with certain disclosure statement objections. The Disclosure Statement hearing for the Fifth Amended Plan began on July 13, 2021, and on July 14, 2021, the Bankruptcy Court (i) continued the hearing until July 27, 2021 for the sole purpose of considering a possible settlement of objections by Ambac Assurance Corporation and Financial Guaranty Insurance Company, and (ii) overruled all other objections to the Disclosure Statement but required the Oversight Board to include certain additional disclosure on financial and legislative risks. The Court also approved confirmation procedures, subject to the approval of the Disclosure Statement at the continued hearing, including commencing the confirmation hearing on November 8, 2021 and concluding on November 23, 2021. On July 27, 2021, the Oversight Board filed the Sixth Amended Plan and Disclosure Statement, and on July 29, 2021 the Court approved the amended Disclosure Statement for distribution to claimholders of record. On July 30, 2021, the Oversight Board filed the Seventh Amended Plan of Adjustment.
On October 25, 2021, Judge Swain held an emergency hearing in light of the failure of the Puerto Rico legislature to agree by Friday, October 22 to enabling legislation authorizing the distributions under the Plan. Judge Swain ruled at this hearing that mediation with the interested parties commence in order to resolve the legislation needed by the Plan. On October 26, 2021, the Governor of Puerto Rico signed the enabling legislation after it was adopted by both houses of the Puerto Rico legislature. On October 28, 2021, the mediation team filed its statement with the court that the interested parties had engaged in good faith best efforts and it reasonably believed that the Confirmation Hearing can be expected to move forward as currently scheduled, commencing November 8, 2021.
Based on the Seventh Amended Plan of Adjustment, bondholders were required to choose between commuting their insurance policy with National or having their insurance policy accelerated and receiving a one
-time payment of par and accrued interest from National. Approximately
27
% of bondholders voted by the deadline of October
18
,
2021
to commute their insurance policies with National. The expected commutation and acceleration should occur shortly after Plan approval and will reduce National’s insured GO exposure to zero
. Refer to “Note
5
: Loss and Loss Adjustment Expense Reserves” for a further discussion of the Company’s GO recoveries.
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
claims.
Debt Securities
As of September 30, 2021, MBIA Corp. repaid in full the outstanding amount of the MZ Funding LLC (“MZ Funding”) financing facility’s
12% senior notes maturing on January 20, 2022 (“Refinanced Facility”).
During the nine months ended September 30, 2021, the Company repurchased $106 million par value outstanding of GFL medium-term notes (“MTNs”) with maturity dates between 2024 and 2036 issued by the corporate segment at a weighted average cost of approximately 72% of par value.

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
COVID-19
The number of
COVID-19
cases, hospitalizations and deaths continues to decrease. Nevertheless, the current and longer-term impacts of the virus, including those caused by any new strains, continues to remain uncertain. In addition, the attendant governmental policy and social responses, and economic and financial consequences, continue to be the subject of considerable attention.
Insured portfolios
Any adverse developments on macroeconomic factors resulting from
COVID-19,
including without limitation reduced economic activity and certainty, increased unemployment, increased loan defaults or delinquencies, and increased stress on municipal budgets, including due to reduced tax revenues and the ability to raise taxes or limit spending, could materially and adversely affect the performance of the Company’s insured portfolios. Any impact of the pandemic on the Company’s financial guarantee credits would vary based on the nature of the taxes, fees and revenues pledged to debt repayment and their sensitivity to the related slowdown in economic activity. The duration of the pandemic, the efficacy of vaccines, spending of federal aid to state and local governments, and the breadth and speed of economic recovery will determine the economic stress, if any, incurred by the credits in the Company’s insured portfolios. Further, any economic impact that may result from the pandemic and its aftermath could present additional but yet unknown credit risks to the Company’s insured portfolios.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Business Developments and Risks and Uncertainties (continued)

Liquidity
The Company continues to monitor its cash and liquid asset resources using cash forecasting and stress-scenario testing. Members of the Company’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity levels. It remains challenging to predict the full long-term impact the pandemic may have on the Company’s future liquidity position and needs. Declines in the market value or rating eligibility of assets pledged against the Company’s obligations as a result of credit market deterioration caused by COVID-19 or other factors may require additional eligible assets to be pledged in order to meet minimum required collateral amounts against these obligations. This could require the Company to sell assets, potentially with substantial losses or use free cash or other assets to meet the collateral requirements, thus negatively impacting the Company’s liquidity position. Additionally, declines in the yields in its insurance companies’ fixed-income portfolios could materially impact investment income.
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
The results of operations for the three and nine months ended September 30, 2021 may not be indicative of the results that may be expected for the year ending December 31, 2021. The December 31, 2020 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods.
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
Consolidated VIEs
The carrying amounts of assets and liabilities of consolidated VIEs were $168 million and $292 million, respectively, as of September 30, 2021 and $830 million and $623 million, respectively, as of December 31, 2020. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. In the third and second quarters of 2021, the Company deconsolidated one and two structured finance VIEs, respectively, due to the prepayment of the outstanding notes of the VIEs and recorded losses of $10 million and $5 million, respectively, primarily due to credit losses in accumulated other comprehensive income (“AOCI”)

that were released to earnings. In the first quarter of 2021, there was no
consolidation or deconsolidation of VIEs by the Company. In the first quarter of 2020, the Company deconsolidated one
structured finance VIE due to the prepayment of the outstanding notes of the VIE. Also in the first quarter of 2020, the Puerto Rico Sales Tax Financing Corporation (“COFINA”) Trusts established in 2019 (the “Trusts”) were legally dissolved and the seven
related VIEs were deconsolidated. There was
no
impact on the Company’s consolidated statement of operations for the first quarter of 2020 due to the deconsolidation of these VIEs. Consolidation and deconsolidation gains and losses, if any, are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs
The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of September 30, 2021 and December 31, 2020. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	September 30, 2021
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$1,328	$85	$14	$42	$12	$430
Consumer asset-backed	244	-	1	1	1	10
Corporate asset-backed	521	-	4	208	4	3

Total global structured finance	2,093	85	19	251	17	443
Global public finance	1,000	-	5	-	6	-

Total insurance	$3,093	$85	$24	$251	$23	$443

	December 31, 2020
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$1,835	$21	$16	$90	$14	$482
Consumer asset-backed	293	-	1	1	1	15
Corporate asset-backed	735	-	5	364	5	-

Total global structured finance	2,863	21	22	455	20	497
Global public finance	1,434	-	7	-	7	2

Total insurance	$4,297	$21	$29	$455	$27	$499

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
As part of the GO PSA, National will receive certain consideration to include cash, bonds and a CVI. The ultimate recovery value to National will depend on the value of these assets once issued and over time. Prior to the third quarter of 2021, National’s estimate of GO recoveries was based on expected long-term cash flows and sale prices at future dates of the consideration it expects to receive from the GO PSA discounted at risk free rates used for GAAP loss reserving. In the third quarter of 2021, National updated its loss reserve scenarios, which include a probability weighting of potential outcomes, to include certain assumptions about recovery valuation on the date it expects to receive the cash, bonds and the CVI. Also in the third quarter of 2021, National modified its PREPA scenario assumptions to reflect the market insight gained from the anticipated sale of a portion of the recoverable on PREPA bankruptcy claims that had been fully satisfied by National’s insurance claim payments. The net effect of these changes in assumptions resulted in additional incurred losses for the third quarter of 2021.
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
The Company’s RMBS reserves and recoveries relate to financial guarantee insurance policies, excluding those on consolidated VIEs. The Company’s first-lien RMBS case basis reserves primarily relate to RMBS backed by alternative
A-paper
and subprime mortgage loans. The Company’s second-lien RMBS case basis reserves relate to RMBS backed by home equity lines of credit and closed-end
second mortgages. The Company calculated RMBS case basis reserves as of September 30, 2021 for both first and second-lien RMBS transactions using a process called the Roll Rate Methodology (“Roll Rate Methodology”). The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Roll Rate is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off
or liquidated. The loss reserve estimates are based on a probability-weighted average of potential scenarios of loan losses. Additional data used for both second and first-liens include historic averages of deal specific voluntary prepayment rates, forward projections of the LIBOR interest rates, and historic averages of deal-specific loss severities. In addition, for second-lien RMBS backed by home equity lines of credit, the Company assumes a constant basis spread between Prime and LIBOR interest rates. Where applicable, the Company factors in termination scenarios when clean up calls are imminent.
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
its assumptions.
RMBS Recoveries
The Company’s RMBS recoveries primarily relate to excess spread that is generated from the trust structures in the insured transactions. Previously, recoveries also included second-lien “put-back” claims related to those mortgage loans whose inclusion in an insured securitization failed to comply with representations and warranties (“ineligible loans”); however the Company has settled all of its put-back claims relating to the inclusion of ineligible loans in securitizations it insured. See “Second-lien Put-Back Claims Related to Ineligible Loans” below.
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
Summary of Loss and LAE Reserves and Recoveries
The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs for the international and structured finance insurance segment, which are included in the Company’s consolidated balance sheets as of September 30, 2021 and December 31, 2020 are presented in the following table:

	As of September 30, 2021		As of December 31, 2020
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (2)	Insurance loss recoverable	Loss and LAE reserves (2)
U.S. Public Finance Insurance	$1,286	$386	$1,220	$469
International and Structured Finance Insurance:
Before VIE eliminations (1)	254	682	1,082	780
VIE eliminations (1)	(3)	(218)	(625)	(259)

Total international and structured finance insurance	251	464	457	521

Total	$1,537	$850	$1,677	$990

(1) - Includes loan repurchase commitments of $604 million as of December 31, 2020.
(2) - Amounts are net of expected recoveries.
Changes in Loss and LAE Reserves
The following table presents changes in the Company’s loss and LAE reserves for the nine months ended September 30, 2021. Changes in loss and LAE reserves, with the exception of loss and LAE payments and the impact of the revaluation of loss reserves denominated in amounts other than U.S. dollars, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of September 30, 2021, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 1.52%. LAE reserves are generally expected to be settled within a one-year
period and are not discounted. As of September 30, 2021 and December 31, 2020, the Company’s gross loss and LAE reserves included $33 million and $30 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Nine Months Ended September 30, 2021
Gross Loss and LAE Reserves as of December 31, 2020 (1)	Loss Payments	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Other	Gross Loss and LAE Reserves as of September 30, 2021 (1)
$990	$(298)	$11	$(25)	$173	$3	$(4)	$850

(1) - Includes changes in amount and timing of estimated payments and recoveries.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

For the nine months ended September 30, 2021, the Company’s loss and LAE reserves declined primarily due to payments made on certain Puerto Rico exposures and a decrease in expected payments related to certain insured first-lien RMBS transactions as a result of an increase in risk-free rates used to present value loss reserves during the period. This decline was partially offset by unfavorable changes in future recoveries of unpaid losses due to a change in assumptions as well as the increase in risk-free discount rates on certain Puerto Rico exposures.
Changes in Insurance Loss Recoverable
Insurance loss recoverable represents the Company’s estimate of recoveries on paid claims and LAE. The Company recognizes potential recoveries on paid claims based on the probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. The following table presents changes in the Company’s insurance loss recoverable for the nine months ended September 30, 2021. Changes in insurance loss recoverable with the exception of collections, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable
		for the Nine Months Ended September 30, 2021
In millions	Gross Reserve as of December 31, 2020	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions (1)	Other (2)	Gross Reserve as of September 30, 2021
Insurance loss recoverable	$1,677	$(74)	$12	$5	$(80)	$(3)	$1,537

(1) - Includes amounts related to paid claims.
(2) - Primarily changes in amount and timing of collections and LAE.
The decrease in the Company’s insurance loss recoverable reflected in the preceding table was primarily due to a decrease in expected recovery assumptions on CDOs, the collection of salvage related to certain CDO transactions and the collection of excess spread related to the termination of certain second-lien RMBS trusts. This decrease was partially offset by the amount of claim payments made during 2021 that the Company expects to recover on certain Puerto Rico credits.
Loss and LAE Activity
For the three months ended September 30, 2021, loss and LAE incurred primarily related to changes in loss scenario assumptions on the Puerto Rico GO and PREPA credits, as well as a decline in expected salvage collections related to CDOs. In the third quarter of 2021, National modified its GO scenario assumptions to incorporate the final terms of the Plan of Adjustment. This includes a commutation of 27% of
National’s outstanding insured bonds and an acceleration of National’s remaining insured bonds. In addition, National updated its GO loss reserve scenarios to include certain assumptions about recovery valuation on the date it expects to receive cash, bonds and a CVI. These assumption changes decreased expected GO recoveries. Also in the third quarter of 2021, National modified its PREPA scenario assumptions to reflect the market insight gained from the anticipated sale of a portion of the recoverable on PREPA bankruptcy claims that had been fully satisfied by National’s insurance claim payments, which decreased its expected PREPA recoveries, partially offset by additional expected recoveries under the PREPA RSA.
For the nine months ended September 30, 2021, loss and LAE incurred primarily related to the changes in loss reserve scenario assumptions on the PREPA credit discussed above, and reflects changes in loss reserve scenario assumptions on HTA exposure to reflect the most recent Plan of Adjustment. In addition, an increase in the risk-free rates used to discount the value of long-dated future recoveries on Puerto Rico exposures contributed to loss and LAE incurred. Loss and LAE incurred also reflects a decrease in expected salvage collections related to CDOs. This was partially offset primarily by a decrease in the present value of loss reserves related to first-lien RMBS transactions as a result of the increase in risk-free discount rates.
For the three months ended September 30, 2020, loss and LAE incurred primarily related to a decrease in expected salvage collections related to CDOs, an increase in incurred losses on RMBS transactions and an increase in actual and expected payments on certain Puerto Rico credits. For the nine months ended September 30, 2020, loss and LAE incurred primarily related to a decrease in expected salvage collections related to CDOs, an increase in actual and expected payments on certain Puerto Rico credits and an increase in incurred losses on first-lien RMBS transactions. Overall, risk-free rates used to discount loss reserve and recovery cash flows declined during the nine months ended September 30, 2020. The decline in risk-free rates used to present value recoveries on certain Puerto Rico credits resulted in a loss and LAE benefit for the period. This was partially offset by loss and LAE incurred from a decline in risk-free rates used to present value future claim payments across the Company’s insured portfolio.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended September 30, 2021 and 2020, gross LAE related to remediating insured obligations were $4 million and $8 million, respectively. For the nine months ended September 30, 2021 and 2020, gross LAE related to remediating insured obligations were $17 million and $25 million, respectively.
Surveillance Categories
The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of September 30, 2021:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	58	3	-	203	264
Number of issues (1)	17	2	-	89	108
Remaining weighted average contract period (in years)	5.9	2.2	-	8.4	7.5
Gross insured contractual payments outstanding: (2)
Principal	$1,480	$7	$-	$2,741	$4,228
Interest	1,952	1	-	1,240	3,193

Total	$3,432	$8	$-	$3,981	$7,421

Gross Claim Liability (3)	$-	$-	$-	$897	$897
Less:
Gross Potential Recoveries (4)	-	-	-	1,831	1,831
Discount, net (5)	-	-	-	(242)	(242)

Net claim liability (recoverable)	$-	$-	$-	$(692)	$(692)

Unearned premium revenue	$8	$-	$-	$30	$38
Reinsurance recoverable on paid and unpaid losses (6)					$8

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
Significant Unobservable Inputs
The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

In millions	Fair Value as of September 30, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$77	Market prices of similar liabilities adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	23%- 72% (55%) (1)
Liabilities of consolidated VIEs:
Variable interest entity notes	292	Market prices of VIE assets adjusted for financial guarantees provided or market prices of similar liabilities	Impact of financial guarantee	32%- 74% (60%) (1)

(1) -	Weighted average represents the total MBIA guarantees as a percentage of total instrument fair value.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

In millions	Fair Value as of December 31, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$120	Market prices adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee (2)	-28%- 109% (22%) (1)
Loan repurchase commitments	604	Discounted cash flow	Recovery value (3)
Liabilities of consolidated VIEs:
Variable interest entity notes	303	Market prices of VIE assets adjusted for financial guarantees provided	Impact of financial guarantee	30%- 73% (57%) (1)
Other derivative liabilities	49	Discounted cash flow	Cash flows	$49- $49 ($49)

(1) -	Weighted average represents the total MBIA guarantees as a percentage of total instrument fair value.

(2) -	Negative percentage represents financial guarantee policies in a receivable position.

(3) -	Recovery value reflects an estimate of the amount to be awarded to the Company as part of litigation seeking to enforce its contractual rights.
Sensitivity of Significant Unobservable Inputs
The significant unobservable input used in the fair value measurement of the Company’s residential loans receivable at fair value of consolidated VIEs is the impact of the financial guarantee. The fair value of residential loans receivable is calculated by subtracting the value of the financial guarantee from the quoted price of VIE liabilities or the market value of similar instruments to that of the VIE liabilities. The value of a financial guarantee is estimated by the Company as the present value of expected cash payments, net of recoveries, under the policy. If there had been a lower expected cash flow on the underlying loans receivable of the VIE, the value of the financial guarantee provided by the Company under the insurance policy would have been higher. This would have resulted in a lower fair value of the residential loans receivable in relation to the obligations of the VIE.
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
The significant unobservable input used in the fair value measurement of the Company’s VIE notes of consolidated VIEs is the impact of the financial guarantee. The fair value of VIE notes is calculated by adding the value of the financial guarantee to the market value of VIE assets. When the VIE note is backed by RMBS, the fair value of the VIE liability is calculated by applying the market value of similar instruments to that of the VIE liabilities. The value of a financial guarantee is estimated by the Company as the present value of expected cash payments under the policy. If the value of the guarantee provided by the Company to the obligations issued by the VIE had increased, the credit support would have added value to the liabilities of the VIE. This would have resulted in an increased fair value of the liabilities of the VIE.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements
The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of September 30
, 2021
and December 31
, 2020
:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2021
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$687	$95	$-	$782
State and municipal bonds	-	179	-	179
Foreign governments	-	14	-	14
Corporate obligations	-	1,032	-	1,032
Mortgage-backed securities:
Residential mortgage-backed agency	-	203	-	203
Residential mortgage-backed non-agency	-	98	-	98
Commercial mortgage-backed	-	13	-	13
Asset-backed securities:
Collateralized debt obligations	-	154	-	154
Other asset-backed	-	108	-	108

Total fixed-maturity investments	687	1,896	-	2,583
Money market securities	60	-	-	60
Perpetual debt and equity securities	44	23	-	67
Cash and cash equivalents	108	-	-	108
Derivative assets:
Non-insured derivative assets:
Interest rate derivatives	-	1	-	1

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2021
Assets of consolidated VIEs:
Corporate obligations	-	5	-	5
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	27	-	27
Commercial mortgage-backed	-	11	4	15
Asset-backed securities:
Collateralized debt obligations	-	8	-	8
Other asset-backed	-	8	-	8
Cash	4	-	-	4
Loans receivable at fair value:
Residential loans receivable	-	-	77	77
Other assets:
Currency derivatives	-	-	9	9
Other	-	-	15	15

Total assets	$903	$1,979	$105	$2,987

Liabilities:
Medium-term notes	$-	$-	$102	$102
Derivative liabilities:
Insured derivatives:
Credit derivatives	-	1	-	1
Non-insured derivatives:
Interest rate derivatives	-	132	-	132
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	292	292

Total liabilities	$-	$133	$394	$527

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

Level 3 assets at fair value as of September 30, 2021 and December 31, 2020 represented approximately 4% and 20%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of September 30, 2021 and December 31, 2020 represented approximately 75% and 68%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of September 30, 2021 and December 31, 2020. The majority of the financial assets and liabilities that the Company requires fair value reporting or disclosures are valued based on the estimated value of the underlying collateral, the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for similar products.

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of September 30, 2021	Carry Value Balance as of September 30, 2021
Liabilities:
Long-term debt	$-	$425	$-	$425	$2,308
Medium-term notes	-	-	302	302	489
Investment agreements	-	-	355	355	271

Total liabilities	$-	$425	$657	$1,082	$3,068

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$508	$508	$(354)
Ceded recoverable (liability)	-	-	32	32	(39)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2020	Carry Value Balance as of December 31, 2020
Liabilities:
Long-term debt	$-	$631	$-	$631	$2,229
Medium-term notes	-	-	396	396	598
Investment agreements	-	-	376	376	269
Liabilities of consolidated VIEs:
Variable interest entity notes	-	276	-	276	273

Total liabilities	$-	$907	$772	$1,679	$3,369

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$811	$811	$(282)
Ceded recoverable (liability)	-	-	45	45	(17)
The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2021 and 2020:
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2021

In millions	Balance, Beginning of Period	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2021	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of September 30, 2021 (1)
Assets:
Assets of consolidated VIEs:
Commercial mortgage-backed	$-	$-	$-	$-	$-	$-	$-	$4	$-	$4	$-	$-
Loans receivable- residential	129	(3)	-	-	-	(2)	(47)	-	-	77	(4)	-
Currency derivatives	8	1	-	-	-	-	-	-	-	9	1	-
Other	13	2	-	-	-	-	-	-	-	15	2	-

Total assets	$150	$-	$-	$-	$-	$(2)	$(47)	$4	$-	$105	$(1)	$-

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Period	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2021	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of September 30, 2021 (2)
Liabilities:
Medium-term notes	$105	$(4)	$1	$-	$-	$-	$-	$-	$-	$102	$(4)	$1
Liabilities of consolidated VIEs:
VIE notes	290	(3)	9	-	-	(4)	-	-	-	292	(5)	9

Total liabilities	$395	$(7)	$10	$-	$-	$(4)	$-	$-	$-	$394	$(9)	$10

(1) – Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
(2) – Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
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

(1) – Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
(2) – Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

For the three months ended September 30, 2021, sales included the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.
For the three months ended September 30, 2021, transfers into Level 3 and out of Level 2 were principally related to CMBS, where inputs, which are significant to their valuation, became unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers out of Level 3.
For the three months ended September 30, 2020, there were no transfers into or out of Level 3.
The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2021 and 2020:
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2021

In millions	Balance, Beginning of Year	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2021	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of September 30, 2021 (1)
Assets:
Assets of consolidated VIEs:
Commercial mortgage-backed	$-	$-	$-	$-	$-	$-	$-	$4	$-	$4	$-	$-
Loans receivable- residential	120	31	-	-	-	(13)	(61)	-	-	77	21	-
Loan repurchase commitments	604	(4)	-	-	-	(600)	-	-	-	-	-	-
Currency derivatives	6	3	-	-	-	-	-	-	-	9	3	-
Other	14	1	-	-	-	-	-	-	-	15	1	-

Total assets	$744	$31	$-	$-	$-	$(613)	$(61)	$4	$-	$105	$25	$-

In millions	Balance, Beginning of Year	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in Credit Risk in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2021	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of September 30, 2021 (2)
Liabilities:
Medium-term notes	$110	$(13)	$5	$-	$-	$-	$-	$-	$-	$102	$(13)	$5
Other derivatives	49	-	-	-	-	(49)	-	-	-	-	-	-
Liabilities of consolidated VIEs:
VIE notes	303	44	(15)	-	-	(35)	(5)	-	-	292	23	4

Total liabilities	$462	$31	$(10)	$-	$-	$(84)	$(5)	$-	$-	$394	$10	$9

(1) -	Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

(2) -	Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2020

In millions	Balance, Beginning of Year	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2020	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2020 (1)
Assets:
Other asset-backed	$1	$-	$-	$-	$-	$(1)	$-	$-	$-	$-	$-	$-
Assets of consolidated VIEs:
Loans receivable- residential	136	(11)	-	-	-	(11)	-	-	-	114	(13)	-
Loan repurchase commitments	486	44	-	-	-	-	-	-	-	530	44	-
Currency derivatives	8	4	-	-	-	-	-	-	-	12	4	-
Other	18	(5)	-	-	-	-	-	-	-	13	(5)	-

Total assets	$649	$32	$-	$-	$-	$(12)	$-	$-	$-	$669	$30	$-

In millions	Balance, Beginning of Year	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2020	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of September 30, 2020 (2)
Liabilities:
Medium-term notes	$108	$8	$(15)	$-	$-	$-	$-	$-	$-	$101	$8	$(15)
Credit derivatives	7	1	-	-	-	-	-	-	-	8	1	-
Other derivatives	34	4	-	-	-	-	-	-	-	38	4	-
Other payable	4	-	-	-	-	(4)	-	-	-	-	-	-
Liabilities of consolidated VIEs:
VIE notes	347	2	(41)	-	-	(14)	-	-	-	294	(4)	(39)

Total liabilities	$500	$15	$(56)	$-	$-	$(18)	$-	$-	$-	$441	$9	$(54)

(1) -	Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

(2) -	Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
For the nine months ended September 30, 2021, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.
For the nine months ended September 30, 2021, transfers into Level 3 and out of Level 2 were principally related to CMBS, where inputs, which are significant to their valuation, became unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers out of Level 3.
For the nine months ended September 30, 2020, there were no transfers into or out of Level 3.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended September 30, 2021 and 2020 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2021	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2020
Revenues:
Net gains (losses) on financial instruments at fair value and foreign exchange	$4	$4	$(9)	$(9)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	3	4	(5)	(4)

Total	$7	$8	$(14)	$(13)

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the nine months ended September 30, 2021 and 2020 are reported on the Company’s consolidated statements of operations as follows:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2021	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2020
Revenues:
Unrealized gains (losses) on insured derivatives	$-	$-	$(1)	$(1)
Net gains (losses) on financial instruments at fair value and foreign exchange	13	13	(12)	(12)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(13)	2	30	34

Total	$-	$15	$17	$21

Fair Value Option
The Company elected to record at fair value certain financial instruments that are consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs, among others.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

The following table presents the gains and (losses) included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 for financial instruments for which the fair value option was elected:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Investments carried at fair value (1)	$(1)	$4	$5	$(3)
Fixed-maturity securities held at fair value-VIE (2)	1	4	3	2
Loans receivable at fair value:
Residential mortgage loans (2)	(3)	2	31	(11)
Loan repurchase commitments (2)	-	6	(4)	44
Other assets-VIE (2)	2	(1)	1	(5)
Medium-term notes (1)	4	(8)	13	(8)
Variable interest entity notes (2)	3	(11)	(47)	(1)

(1) – Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.
(2) – Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2021 and December 31, 2020 for loans and notes for which the fair value option was elected:

	As of September 30, 2021			As of December 31, 2020
	Contractual Outstanding	Fair		Contractual Outstanding	Fair
In millions	Principal	Value	Difference	Principal	Value	Difference
Loans receivable at fair value:
Residential mortgage loans - current	$40	$40	$-	$89	$89	$-
Residential mortgage loans (90 days or more past due)	138	37	101	147	31	116

Total loans receivable and other instruments at fair value	$178	$77	$101	$236	$120	$116
Variable interest entity notes	$918	$292	$626	$1,117	$350	$767
Medium-term notes	$116	$102	$14	$122	$110	$12
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
Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option
As of September 30, 2021 and December 31, 2020, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were losses of $26 million and $51 million, respectively, reported in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the three months ended September 30, 2021 and 2020, the portions of instrument-specific credit risk included AOCI that were recognized in earnings due to settlement of liabilities were losses of $12 million and $2 million, respectively. During the nine months ended September 30, 2021 and 2020, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $36 million and $5 million, respectively.
Note 7: Investments
Investments, excluding equity instruments and those elected under the fair value option, include debt instruments classified as available-for-sale (“AFS”).

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

The following tables presents the amortized cost, allowance for credit losses, corresponding gross unrealized gains and losses and fair value for AFS investments in the Company’s consolidated investment portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021
In millions	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$720	$-	$54	$(2)	$772
State and municipal bonds	151	-	27	-	178
Foreign governments	10	-	-	-	10
Corporate obligations	901	-	38	(5)	934
Mortgage-backed securities:
Residential mortgage-backed agency	195	-	4	(1)	198
Residential mortgage-backed non-agency	82	-	10	-	92
Commercial mortgage-backed	10	-	1	-	11
Asset-backed securities:
Collateralized debt obligations	119	-	-	(1)	118
Other asset-backed	91	-	-	-	91

Total AFS investments	$2,279	$-	$134	$(9)	$2,404

	December 31, 2020
In millions	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$775	$-	$75	$(1)	$849
State and municipal bonds	162	-	32	-	194
Foreign governments	11	-	1	-	12
Corporate obligations	827	-	64	(1)	890
Mortgage-backed securities:
Residential mortgage-backed agency	305	-	8	(1)	312
Residential mortgage-backed non-agency	22	-	3	-	25
Commercial mortgage-backed	17	-	1	-	18
Asset-backed securities:		-
Collateralized debt obligations	120	-	-	(2)	118
Other asset-backed	121	-	-	-	121

Total AFS investments	$2,360	$-	$184	$(5)	$2,539

The following table presents the distribution by contractual maturity of AFS fixed-maturity securities at amortized cost, net of allowance for credit losses, and fair value as of September 30, 2021. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities
In millions	Net Amortized Cost	Fair Value
Due in one year or less	$462	$462
Due after one year through five years	308	323
Due after five years through ten years	321	336
Due after ten years	691	773
Mortgage-backed and asset-backed	497	510

Total fixed-maturity investments	$2,279	$2,404

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

Deposited and Pledged Securities
The fair value of securities on deposit with various regulatory authorities as of September 30, 2021 and December 31, 2020 was $11 million. These deposits are required to comply with state insurance laws.
Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.
Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of September 30, 2021 and December 31, 2020, the fair value of securities pledged as collateral for these investment agreements approximated $282 million. The Company’s collateral as of September 30, 2021 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks.
Refer to “Note 8: Derivative Instruments” for information about securities posted to derivative counterparties.
Impaired Investments
The following tables present the
non-credit
related gross unrealized losses related to AFS investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$60	$(1)	$10	$(1)	$70	$(2)
State and municipal bonds	1	-	-	-	1	-
Foreign governments	6	-	-	-	6	-
Corporate obligations	287	(5)	7	-	294	(5)
Mortgage-backed securities:
Residential mortgage-backed agency	83	(1)	1	-	84	(1)
Residential mortgage-backed non-agency	-	-	1	-	1	-
Commercial mortgage-backed	2	-	-	-	2	-
Asset-backed securities:
Collateralized debt obligations	44	-	43	(1)	87	(1)
Other asset-backed	56	-	-	-	56	-

Total AFS investments	$539	$(7)	$62	$(2)	$601	$(9)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$99	$(1)	$-	$-	$99	$(1)
Foreign governments	2	-	-	-	2	-
Corporate obligations	103	(1)	7	-	110	(1)
Mortgage-backed securities:
Residential mortgage-backed agency	53	(1)	-	-	53	(1)
Residential mortgage-backed non-agency	2	-	1	-	3	-
Commercial mortgage-backed	-	-	5	-	5	-
Asset-backed securities:
Collateralized debt obligations	37	-	78	(2)	115	(2)
Other asset-backed	29	-	-	-	29	-

Total AFS investments	$325	$(3)	$91	$(2)	$416	$(5)

Gross unrealized losses on AFS investments increased as of September 30, 2021 compared with December 31, 2020 primarily due to higher interest rates, partially offset by tightening credit spreads.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of September 30, 2021 and December 31, 2020 was 11 and 9 years, respectively. As of September 30, 2021 and December 31, 2020, there were 37 and 42 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 6 and 9 securities, respectively, were below book value by more than 5%.
The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of September 30, 2021:

	AFS Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	2	$-	$-
> 15% to 25%	2	5	4
> 50%	2	-	-

Total	6	$5	$4

Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value. As of September 30, 2021, the Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of September 30, 2021 that would require the sale of impaired securities.
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
The Company does not recognize credit losses on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of September 30, 2021 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company. The Company did not hold any securities in an unrealized loss position that were insured by a third-party financial guarantor as of September 30, 2021.

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (1)
Mortgage-backed	$1	$-	$-
Corporate obligations	37	(2)	-

Total	$38	$(2)	$-

(1) -
Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured and are discounted using a discount rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract and may differ from the fair value.

Allowance for Credit Losses Rollforward
The Company did not establish an allowance for credit losses for AFS securities as of September 30, 2021 or purchase any credit-deteriorated assets for the three or nine months ended September 30, 2021.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

The following tables present the rollforward of the allowance for credit losses on HTM investments for the three and nine months ended September 30, 2020. As of September 30, 2020, the allowance for credit losses was reduced to zero as a result of the repayment of the assets, at par, subsequent to the third quarter of 2020.

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
Sales of
Available-for-Sale
Investments
Gross realized gains and losses are recorded within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Proceeds from sales	$73	$293	$469	$862
Gross realized gains	$1	$22	$7	$53
Gross realized losses	$-	$(2)	$(8)	$(14)
Equity Investments
Unrealized gains and losses recognized on equity investments held as of the end of each period for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Net gains (losses) recognized during the period on equity securities	$-	$4	$5	$(1)
Less:
Net gains (losses) recognized during the period on equity securities sold during the period	1	-	1	-

Unrealized gains (losses) recognized during the period on equity securities still held at the reporting date	$(1)	$4	$4	$(1)

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
Credit Derivatives Sold
The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of September 30, 2021 and December 31, 2020. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s Investor Services (“Moody’s”), Standard & Poor’s Financial Services, LLC (“S&P”) or MBIA.

$ in millions	As of September 30, 2021
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured swaps	13.4 Years	$-	$52	$1,285	$359	$-	$1,696	$(1)

Total notional		$-	$52	$1,285	$359	$-	$1,696

Total fair value		$-	$-	$(1)	$-	$-		$(1)

$ in millions	As of December 31, 2020
	Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured swaps	13.9 Years	$-	$58	$1,327	$358	$-	$1,743	$(2)

Total notional		$-	$58	$1,327	$358	$-	$1,743

Total fair value		$-	$-	$(1)	$(1)	$-		$(2)

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
Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of September 30, 2021 and December 31, 2020, the Company did not hold or post cash collateral to derivative counterparties.
As of September 30, 2021 and December 31, 2020, the Company had securities with a fair value of $163 million and $214 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale,
at fair value” on the Company’s consolidated balance sheets.
As of September 30, 2021 and December 31, 2020, the fair value on one Credit Support Annex (“CSA”) was $1 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of September 30, 2021 and December 31, 2020, the counterparty was rated Aa3 by Moody’s and A+ by S&P.
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
The following table presents the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of September 30, 2021:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured swaps	$1,696	Other assets	$-	Derivative liabilities	$(1)
Interest rate swaps	425	Other assets	1	Derivative liabilities	(132)
Interest rate swaps-embedded	211	Medium-term notes	-	Medium-term notes	(8)
Currency swaps-VIE	50	Other assets-VIE	9	Derivative liabilities-VIE	-

Total non-designated derivatives	$2,382		$10		$(141)

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

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2021 and 2020:

In millions
Derivatives Not Designated as		Three Months Ended September 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2021	2020
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$5	$6
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	1	(1)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	-	(1)

Total		$6	$4

The following table presents the effect of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2021 and 2020:

In millions
Derivatives Not Designated as		Nine Months Ended September 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2021	2020
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$-	$(1)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	22	(53)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	3	4
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	-	(4)

Total		$25	$(54)

Note 9: Income Taxes
The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Income (loss) before income taxes	$(123)	$(58)	$(290)	$(497)
Provision (benefit) for income taxes	$-	$-	$-	$-
Effective tax rate	0.0%	0.0%	0.0%	0.0%
For the nine months ended September 30, 2021 and 2020, the Company’s effective tax rate applied to its loss before income taxes was lower than the U.S. statutory tax rate due to the full valuation allowance on the changes in its net deferred tax asset.
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

Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax
income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $1.0 billion and $966 million as of September 30, 2021 and December 31, 2020, respectively. The Company will continue to analyze the valuation allowance on a quarterly basis.
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
Accounting for Uncertainty in Income Taxes
The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of September 30, 2021 and December 31, 2020, the Company had no UTB.
Federal income tax returns through 2011 have been examined or surveyed. As of September 30, 2021, the Company’s NOL is approximately $3.5 billion. NOLs generated prior to tax reform and property and casualty NOLs generated after tax reform will expire between tax years 2031 through 2041. As of September 30, 2021, the Company has a foreign tax credit carryforward of $61 million, which will expire between tax years 2021 through 2030.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 10: Business Segments (continued)

Segments Results
The following tables provide the Company’s segment results for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues (1)	$20	$6	$24	$-		$50
Net gains (losses) on financial instruments at fair value and foreign exchange	1	13	(3)	-		11
Net gains (losses) on extinguishment of debt	-	16	-	-		16
Revenues of consolidated VIEs	-	-	(5)	-		(5)
Inter-segment revenues (2)	8	14	2	(24)		-

Total revenues	29	49	18	(24)		72
Losses and loss adjustment	68	-	57	-		125
Operating	6	16	1	-		23
Interest	-	14	26	-		40
Expenses of consolidated VIEs	-	-	7	-		7
Inter-segment expenses (2)	11	4	9	(24)		-

Total expense s	85	34	100	(24)		195

Income (loss) before income taxes	$(56)	$15	$(82)	$-		$(123)

Identifiable assets	$3,448	$826	$3,034	$(2,492	) (3)	$4,816

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Primarily represents intercompany service charges and intercompany net investment income and expense.
(3) -	Consists principally of intercompany reinsurance balances.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 10: Business Segments (continued)

	Three Months Ended September 30, 2020
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations	Consolidated
Revenues (1)	$21	$4	$9	$-	$34
Net gains (losses) on financial instruments at fair value and foreign exchange	23	(6)	(4)	-	13
Revenues of consolidated VIEs	-	-	24	-	24
Inter-segment revenues (2)	7	16	(1)	(22)	-

Total revenues	51	14	28	(22)	71
Losses and loss adjustment	14	-	34	-	48
Operating	3	16	4	-	23
Interest	-	16	27	-	43
Expenses of consolidated VIEs	-	-	15	-	15
Inter-segment expenses (2)	9	6	7	(22)	-

Total expenses	26	38	87	(22)	129

Income (loss) before income taxes	$25	$(24)	$(59)	$-	$(58)

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Primarily represents intercompany service charges and intercompany net investment income and expense.
The following tables provide the Company’s segment results for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues (1)	$64	$13	$37	$-		$114
Net gains (losses) on financial instruments at fair value and foreign exchange	1	50	(9)	-		42
Net gains (losses) on extinguishment of debt	-	30	-	-		30
Revenues of consolidated VIEs	-	-	(24)	-		(24)
Inter-segment revenues (2)	22	50	10	(82)		-

Total revenues	87	143	14	(82)		162
Losses and loss adjustment	135	-	97	-		232
Operating	14	54	7	-		75
Interest	-	42	80	-		122
Expenses of consolidated VIEs	-	-	23	-		23
Inter-segment expenses (2)	36	14	30	(80)		-

Total expense s	185	110	237	(80)		452

Income (loss) before income taxes	$(98)	$33	$(223)	$(2)		$(290)

Identifiable assets	$3,448	$826	$3,034	$(2,492	) (3)	$4,816

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Primarily represents intercompany service charges and intercompany net investment income and expense.
(3) -	Consists principally of intercompany reinsurance balances.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 10: Business Segments (continued)

	Nine Months Ended September 30, 2020
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations	Consolidated
Revenues (1)	$78	$15	$23	$-	$116
Net gains (losses) on financial instruments at fair value and foreign exchange	30	(62)	6	-	(26)
Revenues of consolidated VIEs	-	-	89	-	89
Inter-segment revenues (2)	21	51	7	(79)	-

Total revenues	129	4	125	(79)	179
Losses and loss adjustment	134	-	293	-	427
Operating	8	50	10	-	68
Interest	-	48	87	-	135
Expenses of consolidated VIEs	-	-	46	-	46
Inter-segment expenses (2)	34	17	28	(79)	-

Total expenses	176	115	464	(79)	676

Income (loss) before income taxes	$(47)	$(111)	$(339)	$-	$(497)

(1) -	Represents the sum of third-party financial guarantee net premiums earned, net investment income, insurance-related fees and reimbursements and other fees.
(2) -	Primarily represents intercompany service charges and intercompany net investment income and expense.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 11: Earnings Per Share (continued)

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except per share amounts	2021	2020	2021	2020
Basic earnings per share:
Net income (loss)	$(123)	$(58)	$(290)	$(497)
Less: undistributed earnings allocated to participating securities	-	-	-	-

Net income (loss) available to common shareholders	$(123)	$(58)	$(290)	$(497)
Basic weighted average shares (1)	49.6	52.6	49.4	62.4

Net income (loss) per basic common share	$(2.49)	$(1.11)	$(5.87)	$(7.97)
Diluted earnings per share:
Net income (loss)	$(123)	$(58)	$(290)	$(497)
Less: undistributed earnings allocated to participating securities	-	-	-	-

Net income (loss) available to common shareholders	$(123)	$(58)	$(290)	$(497)
Diluted weighted average shares	49.6	52.6	49.4	62.4

Net income (loss) per diluted common share	$(2.49)	$(1.11)	$(5.87)	$(7.97)
Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	4.9	4.8	4.9	4.8

(1) -
 Includes 0.9 million and 1.0 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three months ended September 30, 2021 and 2020, respectively. Includes 0.9 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for each of the nine months ended September 30, 2021 and 2020.

Note 12: Accumulated Other Comprehensive Income
The following table presents the changes in the components of AOCI for the nine months ended September 30, 2021:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Instrument-Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, December 31, 2020	$176	$(10)	$(51)	$115
Other comprehensive income (loss) before reclassifications	(42)	3	(11)	(50)
Amounts reclassified from AOCI	(11)	-	36	25

Net period other comprehensive income (loss)	(53)	3	25	(25)

Balance, September 30, 2021	$123	$(7)	$(26)	$90

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 12: Accumulated Other Comprehensive Income (continued)

The following table presents the details of the reclassifications from AOCI for the three and nine months ended September 30, 2021 and 2020:

In millions	Amounts Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI Components	2021	2020	2021	2020	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$3	$9	$11	$17	Net gains (losses) on financial instruments at fair value and foreign exchange

Total unrealized gains (losses) on AFS securities	3	9	11	17
Instrument-specific credit risk of liabilities:
Settlement of liabilities	(12)	(2)	(36)	(5)	Net gains (losses) on financial instruments at fair value and foreign exchange

Total reclassifications for the period	$(9)	$7	$(25)	$12	Net income (loss)

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
1:17-cv-0307-WHP
(S.D.N.Y.)
On November 27, 2017, Lynn Tilton and certain affiliated entities including Patriarch Partners, LLC commenced a third-party complaint against MBIA Inc., MBIA Insurance Corp. and other Zohar Fund stakeholders seeking damages for alleged breaches of the contracts governing the Zohar Funds and additional alleged legal duties and obligations relating to the Funds. On December 22, 2020, the Company and the other third-party defendants moved to dismiss the third-party complaint. On July 6, 2021, following the completion of briefing on those motions to dismiss, the presiding judge, the Honorable William H. Pauley, and the case was reassigned to the Honorable P. Kevin Castel. On September 29, 2021, Judge Castel issued a decision on the motions to dismiss; granting them almost in full, with certain claims being stayed rather than dismissed, pending further developments in the Adversary Proceedings pending in the Zohar Funds Bankruptcy Cases in Delaware Bankruptcy Court.
MBIA Insurance Corp. v. Tilton et al., Adversary Case
No. 20-50776
(KBO) (Bankr. Del.)
On July 30, 2020, MBIA Corp. commenced an adversary proceeding in the Zohar Funds Bankruptcy Cases against Lynn Tilton and certain affiliated entities seeking damages incurred by MBIA Corp. in connection with insurance policies it issued on senior notes issued by Zohar I and Zohar II. On July 23, 2021, the court denied in part and granted in part Tilton’s and her affiliated defendants’ motion to dismiss the complaint. The court denied defendants’ motion with respect to MBIA’s claims for breach of contract, tortious interference, unjust enrichment, and malicious prosecution of claims commenced by Tilton in Delaware. On September 24, 2021, MBIA filed an Amended Complaint consistent with the rulings on the motion to dismiss.
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
On August 8, 2019, National and MBIA Corp. filed suit in the Court of First Instance in San Juan, Puerto Rico against UBS Financial Services, Inc., UBS Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Merrill Lynch, Fenner & Smith Inc., RBC Capital Markets LLC, and Santander Securities LLC, bringing two claims under Puerto Rico law: doctrina de actos propios (the doctrine of one’s own acts) and unilateral declaration of will. These claims concern the insurance by National of bonds issued by the Commonwealth of Puerto Rico and its instrumentalities that were underwritten by these defendants. National alleges that, when the defendants solicited bond insurance, they represented through their acts that they would investigate certain information they provided to National and that they had a reasonable basis to believe that information was true and complete. National further alleges that the defendants did not perform such investigations and that key information was untrue or incomplete. National seeks damages to be proven at trial. On September 9, 2019, Defendants removed National’s claims to federal court in the District of Puerto Rico. National filed its motion to remand the case on October 9, 2019. The Court held a hearing on the remand motion on July 29, 2020, at the end of which it granted National’s motion and remanded the case to the Commonwealth Court of First Instance. On July 31, 2020, National filed an informative motion with the Commonwealth of Puerto Rico Court of First Instance, Superior Court of San Juan, advising that the case has been remanded and requesting the reopening of the case in the Superior Court for further proceedings. On August 2, 2020, the Superior Court recognized the order of Judge Swain remanding the case and acknowledged that proceedings would continue in Commonwealth Court. On September 16, 2020, Defendants filed a motion to dismiss the complaint. National filed its objection to that motion on October 7, 2020, and briefing concluded on November 30, 2020. On June 2, 2021, the Superior Court denied Defendants’ motion to dismiss; Defendants have filed a petition seeking to appeal this ruling. Defendants filed an answer to the complaint on July 15, 2021.
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
On June 26, 2021, the GDB Debt Recovery Authority (“DRA”) Parties commenced an adversary proceeding (“DRA Complaint”) against National, Assured, Ambac, and FGIC seeking a declaration that the DRA’s loans are not subordinate to HTA bonds, that the DRA is the only party with the right to collect from a valid, perfected security interest in the Act 30-31 Revenues and that HTA bondholders have limited recourse bonds, and that the bonds may only be satisfied from revenues that do not include the Act 30-31 revenues. On July 27, 2021, Judge Swain entered an order setting procedures and a schedule for early dispositive motions in the adversary proceeding. The Judge’s order further indicated that any DRA-related disputes not resolved by the early dispositive motions should be resolved through the confirmation process. A motion to dismiss, as well as an answer and counterclaims (including equitable subordination), were filed on August 26, 2021. The government parties have intervened in the case and likewise moved to dismiss. DRA filed its response to the motions to dismiss on September 23, 2021. The defendants filed their replies in support of the motions to dismiss on October 8, 2021.
On September 16, 2021, the DRA parties moved (with Defendants’ consent) to extend their time to respond to the counterclaims to September 22, 2021. The Defendants filed their response to the DRA’s motion to stay counterclaims on October 7, 2021, and DRA filed its reply on October 12, 2021. On October 29, 2021, Judge Swain granted the defendants’ motion to dismiss the DRA Complaint on all four counts asserted.
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
Lease Commitments
The Company has a lease agreement for its headquarters in Purchase, New York as well an immaterial lease for an office in San Francisco, California, as well as office equipment. The Purchase, New York initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This l ea
se agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense is recognized on a straight-line basis. The following table provides information about the Company’s leases as of September 30, 2021:

$ in millions	As of September 30, 2021	Balance Sheet Location
Right-of-use asset	$19	Other assets
Lease liability	$19	Other liabilities

Weighted average remaining lease term (years)	8.6
Discount rate used for operating leases	7.5%
Total future minimum lease payments	$26

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
EXECUTIVE OVERVIEW
COVID-19
The number of novel coronavirus COVID-19 (“COVID-19”) cases, hospitalizations and deaths continues to decrease. Nevertheless, the current and longer-term impacts of the virus, including those caused by any new strains, continues to remain uncertain. In addition, the attendant governmental policy and social responses, and economic and financial consequences, continue to be the subject of considerable attention.
Insured portfolios
Any adverse developments on macroeconomic factors resulting from COVID-19, including without limitation reduced economic activity and certainty, increased unemployment, increased loan defaults or delinquencies, and increased stress on municipal budgets, including due to reduced tax revenues and the ability to raise taxes or limit spending, could materially and adversely affect the performance of the Company’s insured portfolios. Any impact of the pandemic on the Company’s financial guarantee credits would vary based on the nature of the taxes, fees and revenues pledged to debt repayment and their sensitivity to the related slowdown in economic activity. The duration of the pandemic, the efficacy of vaccines, spending of federal aid to state and local governments, and the breadth and speed of economic recovery will determine the degree of economic stress, if any, incurred by the credits in the Company’s insured portfolios. Further, any economic impact that may result from the pandemic and its aftermath could present additional but yet unknown credit risks to the Company’s insured portfolios.
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
Liquidity
The Company continues to monitor its cash and liquid asset resources using cash forecasting and stress-scenario testing. Members of the Company’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity levels. The full long-term impact the pandemic may have on our future liquidity position and needs remains uncertain. Declines in the market value or rating eligibility of assets pledged against the Company’s obligations as a result of credit market deterioration caused by COVID-19 or other factors may require additional eligible assets to be pledged in order to meet minimum required collateral amounts against these obligations. This could require the Company to sell assets, potentially with substantial losses or use free cash or other assets to meet the collateral requirements, thus negatively impacting the Company’s liquidity position. Additionally, declines in the yields in our insurance companies’ fixed-income portfolios could materially impact investment income.
2021 Business Developments
The following is a summary of 2021 business developments:
Puerto Rico (Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures)

•
On January 1, 2021 and July 1, 2021, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $277 million. As of September 30, 2021, National had $2.6 billion of debt service outstanding related to Puerto Rico.

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

•
On July 12, 2021, the Oversight Board filed the Fifth Amended Title III Plan of Adjustment and Disclosure Statement, incorporating certain changes in connection with the disclosure statement objections. The Disclosure Statement hearing for the Fifth Amended Plan began on July 13, 2021, and on July 14, 2021, the Bankruptcy Court (i) continued the hearing until July 27, 2021 for the sole purpose of considering a possible settlement of objections by Ambac Assurance Corporation and Financial Guaranty Insurance Company, and (ii) overruled all other objections to the Disclosure Statement but required the Oversight Board to include certain additional disclosure on financial and legislative risks. The Court also approved confirmation procedures, subject to the approval of the Disclosure Statement at the continued hearing, including commencing the confirmation hearing on November 8, 2021 and concluding on November 23, 2021. On July 27, 2021, the Oversight Board filed the Sixth Amended Plan and Disclosure Statement, and on July 29, 2021 the Court approved the amended Disclosure Statement for distribution to claimholders of record. On July 30, 2021, the Oversight Board filed the Seventh Amended Plan of Adjustment.

•
On July 30, 2021, the Oversight Board filed the Seventh Amended Plan of Adjustment. Bondholders were required to choose between commuting their insurance policy with National or having their insurance policy accelerated and receiving a one-time payment of par and accrued interest from National. Approximately 27% of bondholders voted by the deadline of October 18, 2021 to commute their insurance policies with National. The expected commutation and acceleration should occur shortly after Plan effectiveness and will reduce National’s insured Puerto Rico Commonwealth GO (“GO”) exposure to zero.

•
In October of 2021, National sold certain bankruptcy claims in a private transaction through the transfer of ownership of $199 million face amount of bonds, representing approximately 16% of the principal amount of the current bond claims in the Puerto Rico Electric Power Authority (“PREPA”) Title III case. The bonds included in this transaction had been fully satisfied by National’s insurance claim payments. This transaction monetizes a portion of National’s salvage asset at a discount to National’s previous carrying value, and reduces potential volatility and ongoing risk of remediation around the PREPA credit. Subsequent to the sale of these PREPA bankruptcy claims, National has approximately $230 million of additional par claims to PREPA that have matured and can be sold.

•
On October 25, 2021, Judge Swain held an emergency hearing in light of the failure of the Puerto Rico legislature to agree by Friday, October 22 to enabling legislation authorizing the distributions under the Plan. Judge Swain ruled at this hearing that mediation with the interested parties commence in order to resolve the legislation needed by the Plan. On October 26, 2021, the Governor of Puerto Rico signed the enabling legislation after it was adopted by both houses of the Puerto Rico legislature. On October 28, 2021, the mediation team filed its statement with the court that the interested parties had engaged in good faith best efforts and it reasonably believed that the Confirmation Hearing can be expected to move forward as currently scheduled, commencing November 8, 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except per share amounts	2021	2020	2021	2020
Net income (loss)	$(123)	$(58)	$(290)	$(497)
Net income (loss) per diluted share	$(2.49)	$(1.11)	$(5.87)	$(7.97)
Adjusted net income (loss) (1)	$(76)	$(18)	$(155)	$(137)
Adjusted net income (loss) per diluted share (1)	$(1.54)	$(0.34)	$(3.14)	$(2.20)
Cost of shares repurchased	$—	$62	$—	$198

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

Economic and Financial Market Trends
The U.S. economy continued to improve during the third quarter of 2021 as progress on vaccinations dramatically reduced the spread of COVID-19, which along with strong policy support, has bolstered economic activity and employment. Certain sectors of the economy most negatively impacted by the COVID-19 pandemic are improving, but remain relatively weak largely due to the prevalence of the highly transmissible Delta variant.
Financial conditions have improved due to measures taken by Congress and the Federal Reserve to support the economy and enhance access to credit for U.S. households and businesses. However, economic activity, employment and inflation remain at risk as the path of economic recovery will still be significantly affected by the course of the virus, including new variants, and the continuing progress on vaccinations throughout the country. Inflation remained elevated during the third quarter of 2021, however, according to the Federal Reserve this increase is largely due to transitory factors and until the labor market has improved it will allow inflation to run above its 2 percent target. The enactment of the $1.9 trillion American Rescue Plan, along with potential additional government spending in the form of an infrastructure plan, will continue to support economic growth. The Federal Open Market Committee currently projects an increase in gross domestic product in the range of 6 percent for 2021.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Summary of Consolidated Results
The following table presents a summary of our consolidated financial results for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except for per share amounts	2021	2020	2021	2020
Total revenues	$72	$71	$162	$179
Total expenses	195	129	452	676

Income (loss) before income taxes	(123)	(58)	(290)	(497)
Provision (benefit) for income taxes	-	-	-	-

Net income (loss)	$(123)	$(58)	$(290)	$(497)

Net income (loss) per common share:
Basic	$(2.49)	$(1.11)	$(5.87)	$(7.97)
Diluted	$(2.49)	$(1.11)	$(5.87)	$(7.97)
Weighted average number of common shares outstanding:
Basic	49.6	52.6	49.4	62.4
Diluted	49.6	52.6	49.4	62.4
Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020
The slight increase in consolidated total revenues in the third quarter of 2021 was primarily due to favorable changes in gains on extinguishment of debt in 2021 as a result of gains from purchases, at discounts, of medium-term notes (“MTNs”) issued by the Company and an increase in net premiums earned as a result of the acceleration of premium earnings related to the termination of an international public finance insurance policy, partially offset by unfavorable changes in revenues of consolidated variable interest entities (“VIEs”). Net VIE losses during the third quarter of 2021 were due to the deconsolidation of a VIE. Net VIE gains in the third quarter of 2020 were primarily related to the reversal of an allowance for credit losses on the assets of a VIE.
Consolidated total expenses for the three months ended September 30, 2021 and 2020 included net insurance loss and LAE of $125 million and $48 million, respectively. Partially offsetting the increase in loss and LAE was a decrease in interest expense of VIEs, which resulted from the deconsolidation of VIEs and the repayment of VIE debt in 2021. The increase in loss and LAE was primarily due to changes in loss reserving assumptions on certain Puerto Rico credits. Refer to the following “Loss and Loss Adjustment Expenses” sections of National and MBIA Corp. for additional information on our insurance losses and LAE.
Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020
The decrease in consolidated total revenues was primarily due to net losses of consolidated VIEs during 2021 compared with net gains during 2020, partially offset by fair value gains during 2021 on our interest rate swaps for which we receive floating rates compared with fair value losses during 2020 on our interest rate swaps and gains during 2021 from purchases, at discounts, of MTNs issued by the Company. The unfavorable changes in VIE revenues were primarily due to gains in 2020 from an increase in the Credit Suisse put-back recoveries. These put-back claims were settled and received in the first quarter of 2021. In addition, the nine months ended September 30, 2021 included losses from the deconsolidation of VIEs compared with gains primarily related to the reversal of an allowance for credit losses on the assets of a VIE in the same period of 2020. Also, the nine months ended September 30, 2020 included net investment income of VIEs with no comparable income for the same period of 2021 due to the deconsolidation of VIEs in 2020. The fair value gains on our interest rate swaps in 2021 were due to favorable changes in interest rates compared with the same period of 2020.
Consolidated total expenses for the nine months ended September 30, 2021 and 2020 included net insurance loss and LAE of $232 million and $427 million, respectively. The decrease in loss and LAE was primarily due to less of a decline in expected salvage collections from insured CDOs in 2021 when compared with 2020 and an incurred benefit from changes in risk-free rates on first-lien RMBS in 2021. Refer to the following “Loss and Loss Adjustment Expenses” sections of National and MBIA Corp. for additional information on our insurance losses and LAE.

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
The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except share and per share amounts	2021	2020	2021	2020
Net income (loss)	$(123)	$(58)	$(290)	$(497)
Less: adjusted net income (loss) adjustments:
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(80)	(59)	(223)	(338)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments (1)	10	13	39	(47)
Foreign exchange gains (losses) (1)	5	(16)	18	(16)
Net gains (losses) on sales of investments (1)	2	22	1	41
Net gains (losses) on extinguishment of debt	16	-	30	-
Adjusted net income adjustment to the (provision) benefit for income tax (2)	-	-	-	-

Adjusted net income (loss)	$(76)	$(18)	$(155)	$(137)

Adjusted net income (loss) per diluted common share (3)	$(1.54)	$(0.34)	$(3.14)	$(2.20)

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
The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

In millions except share and per share amounts	As of September 30, 2021	As of December 31, 2020
Total shareholders’ equity of MBIA Inc.	$(170)	$136
Common shares outstanding	54,406,076	53,677,148
GAAP book value per share	$(3.12)	$2.55
Management’s adjustments described above:
Remove negative book value per share of MBIA Corp.	(35.00)	(31.97)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	1.81	2.86
Include net unearned premium revenue in excess of expected losses	3.71	4.29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance
Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of September 30, 2021, National had total insured gross par outstanding of $37.7 billion.
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
The following table presents our U.S. public finance insurance segment results for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2021	2020		2021	2020
Net premiums earned	$13	$12	8%	$41	$42	-2%
Net investment income	15	15	-%	43	55	-22%
Fees and reimbursements	-	1	-100%	2	2	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	1	23	-96%	1	30	-97%

Total revenues	29	51	-43%	87	129	-33%

Losses and loss adjustment	68	14	n/m	135	134	1%
Amortization of deferred acquisition costs	2	-	n/m	9	7	29%
Operating	15	12	25%	41	35	17%

Total expenses	85	26	n/m	185	176	5%

Income (loss) before income taxes	$(56)	$25	n/m	$(98)	$(47)	109%

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
NET INVESTMENT INCOME The decrease in net investment income for the nine months ended September 30, 2021 compared with the same period of 2020 was primarily due to a lower average invested asset base resulting from claim payments, payment of a dividend to MBIA Inc., and purchases of MBIA Inc. common shares.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE For the three and nine months ended September 30, 2020, net gains on financial instruments at fair value and foreign exchange included gains from the sales of securities from the ongoing management of our U.S. public finance investment portfolio.

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
For the three months ended September 30, 2021, the loss and LAE incurred primarily related to the changes in loss scenario assumptions on the Puerto Rico GO and PREPA credits. In the third quarter of 2021, National modified its GO scenario assumptions to incorporate the final terms of the Plan of Adjustment. This includes a commutation of 27% of National’s outstanding insured bonds and an acceleration of National’s remaining insured bonds. In addition, National updated its GO loss reserve scenarios to include certain assumptions about recovery valuation on the date it expects to receive cash, bonds and a contingent value instrument. These assumption changes decreased expected GO recoveries. Also in the third quarter of 2021, National modified its PREPA scenario assumptions to reflect the market insight gained from the anticipated sale of a portion of the recoverable on PREPA bankruptcy claims that had been fully satisfied by National’s insurance claim payments, which decreased its expected PREPA recoveries, partially offset by additional expected recoveries under the PREPA RSA.
For the nine months ended September 30, 2021, the loss and LAE incurred primarily related to the changes in loss reserve scenario assumptions on the PREPA credit discussed above, and reflects changes in loss reserve scenario assumptions on HTA exposure to reflect the most recent Plan of Adjustment. In addition, an increase in the risk-free rates used to discount the value of long-dated future recoveries on Puerto Rico exposures contributed to loss and LAE incurred.
For the three months ended September 30, 2020, losses and LAE primarily related to certain Puerto Rico exposures. For the nine months ended September 30, 2020, losses and LAE incurred reflect changes in assumptions on HTA exposure and losses incurred on an investor owned utility exposure. These losses were partially offset by a decrease in the risk-free rates used to discount the value of long-dated future recoveries on Puerto Rico exposures.
The following table presents information about our U.S. public finance insurance loss recoverable asset and loss and LAE reserves liabilities as of September 30, 2021 and December 31, 2020:

In millions	September 30, 2021	December 31, 2020	Percent Change
Assets:
Insurance loss recoverable	$1,286	$1,220	5%
Reinsurance recoverable on paid and unpaid losses (1)	3	6	-50%
Liabilities:
Loss and LAE reserves	386	469	-18%
Insurance loss recoverable - ceded (2)	53	48	10%

Net reserve (salvage)	$(850)	$(709)	20%

(1) - Reported within “Other assets” on our consolidated balance sheets.
(2) - Reported within “Other liabilities” on our consolidated balance sheets.
The insurance loss recoverable as of September 30, 2021 increased compared with December 31, 2020 primarily as a result of expected recoveries related to claims paid on certain Puerto Rico exposures, which was partially offset by a change in recovery assumptions surrounding certain Puerto Rico exposures as well as increases in discount rates used to present value future expected recoveries on paid claims. The change in recovery assumptions is primarily the result of the changes in GO and PREPA loss reserve scenario assumptions discussed above. Loss and LAE reserves as of September 30, 2021 declined compared with December 31, 2020 primarily due to actual payments made related to certain Puerto Rico exposures, partially offset by an increase in expected payments and unfavorable changes in future recoveries of unpaid losses due to changes in assumptions and an increase in risk-free discount rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and nine months ended September 30, 2021 and 2020 are presented in the following table:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2021	2020		2021	2020
Gross expenses	$15	$12	25%	$41	$35	17%

Amortization of deferred acquisition costs	$2	$-	n/m	$9	$7	29%
Operating	15	12	25%	41	35	17%

Total insurance operating expenses	$17	$12	42%	$50	$42	19%

n/m - Percent change not meaningful.
Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Operating expenses increased for the three and nine months ended September 30, 2021 compared with the same periods of 2020 primarily due to increases in legal costs.
When an insured obligation refunds, we accelerate any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during the nine months ended September 30, 2021 or 2020.
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
The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of September 30, 2021 and December 31, 2020. Capital appreciation bonds (“CABs”) are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	September 30, 2021		December 31, 2020
Rating	Amount	%	Amount	%
AAA	$1,744	4.6%	$2,080	5.0%
AA	15,035	39.9%	16,299	39.0%
A	10,986	29.1%	12,888	30.8%
BBB	6,611	17.5%	7,019	16.7%
Below investment grade	3,339	8.9%	3,570	8.5%

Total	$37,715	100.0%	$41,856	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance Puerto Rico Exposures
The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of September 30, 2021.

In millions	Gross Par Outstanding		Debt Service Outstanding	National Internal Rating
Puerto Rico Electric Power Authority (PREPA)	$809		$1,084	d
Puerto Rico Commonwealth GO	224		295	d
Puerto Rico Public Buildings Authority (PBA) (1)	155		199	d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	523		856	d
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue (PRHTA)	27		34	d
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	39	(2)	58	d
University of Puerto Rico System Revenue	70		91	d
Inter American University of Puerto Rico Inc.	19		23	a3

Total	$1,866		$2,640

(1) - Additionally secured by the guarantee of the Commonwealth of Puerto Rico.
(2) - Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy. As of September 30, 2021, gross par outstanding plus CABs accreted interest was $41 million.
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
On July 12, 2021, the Oversight Board filed the Fifth Amended Title III Plan of Adjustment and Disclosure Statement, incorporating certain changes in connection with certain disclosure statement objections. On July 14, 2021, the Bankruptcy Court (i) continued the disclosure statement hearing until July 27, 2021 for the sole purpose of considering a possible settlement of objections by Ambac Assurance Corporation and Financial Guaranty Insurance Company, and (ii) overruled all other objections to the disclosure statement but required the Oversight Board to include certain additional disclosure on financial and legislative risks. The court also approved confirmation procedures, subject to the approval of the disclosure statement at the continued hearing, including commencing the confirmation hearing on November 8, 2021 and concluding on November 23, 2021. On July 27, 2021, the Oversight Board filed the Sixth Amended Plan and Disclosure Statement, and on July 29, 2021 the Court approved the amended Disclosure Statement for distribution to claimholders of record. On July 30, 2021, the Oversight Board filed the Seventh Amended Plan of Adjustment.
On October 25, 2021, Judge Swain held an emergency hearing in light of the failure of the Puerto Rico legislature to agree by Friday, October 22 to enabling legislation authorizing the distributions under the Plan. Judge Swain ruled at this hearing that mediation with the interested parties commence in order to resolve the legislation needed by the Plan. On October 26, 2021, the Governor of Puerto Rico signed the enabling legislation after it was adopted by both houses of the Puerto Rico legislature. On October 28, 2021, the mediation team filed its statement with the court that the interested parties had engaged in good faith best efforts and it reasonably believed that the Confirmation Hearing can be expected to move forward as currently scheduled, commencing November 8, 2021.
In October of 2021, bondholders voted to approve the GO PSA which included the option for National insured bondholders to choose between commuting their insurance policy with National or receiving a one-time cash payment equal to outstanding par and accrued interest via an acceleration of National’s insurance policy. Insured bondholders were required to choose one of these two options. Therefore, shortly after implementation of the PSA National’s insured GO exposure will be reduced to zero.
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
On May 3, 2019, PREPA, the Oversight Board, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”), the Ad Hoc Group of PREPA bondholders (the “Ad Hoc Group”), and Assured Guaranty Corp. and Assured Guaranty Municipal Corp. (“Assured”) entered into the a restructuring support agreement (“RSA”) which was amended on September 9, 2019 to include National and Syncora Guarantee, Inc. (“Syncora”) as supporting parties. Approximately 90% of PREPA’s bondholders have joined the RSA.
The RSA initially contemplated the filing of a plan of adjustment for PREPA by March 31, 2020; the timing of that action is now uncertain. The Oversight Board filed a status report with the Court on October 5, 2021 in which it stated its intention to file a PREPA plan of adjustment by the end of 2021 or early 2022.
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
In October of 2021, National sold certain bankruptcy claims in a private transaction through the transfer of ownership of $199 million face amount of bonds, representing approximately 16% of the principal amount of the current bond claims in the PREPA Title III case. The bonds included in this transaction had been fully satisfied by National’s insurance claim payments. Subsequent to the sale of these PREPA bankruptcy claims, National has approximately $230 million of additional par claims to PREPA that have matured and can be sold.
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
University of Puerto Rico
The University is not a debtor in Title III and continues to be current on its debt service payment. However, the University is subject to a standstill agreement with its senior bondholders, which has been extended to November 30, 2021. National is not a party to the standstill agreement.
The following table presents our scheduled gross debt service due on our Puerto Rico insured exposures for the three months ending December 31, 2021, for each of the subsequent four years ending December 31 and thereafter:

In millions	Three Months Ending December 31, 2021	2022	2023	2024	2025	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$-	$140	$137	$137	$105	$565	$1,084
Puerto Rico Commonwealth GO	-	19	14	13	75	174	295
Puerto Rico Public Buildings Authority (PBA)	-	9	27	43	36	84	199
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	-	27	36	33	36	724	856
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue (PRHTA)	-	9	1	1	1	22	34
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	-	2	4	2	2	48	58
University of Puerto Rico System Revenue	-	7	12	11	16	45	91
Inter American University of Puerto Rico Inc.	3	3	3	3	3	8	23

Total	$3	$216	$234	$243	$274	$1,670	$2,640

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
The following table summarizes the consolidated results of our corporate segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2021	2020		2021	2020
Net investment income	$7	$7	-%	$21	$23	-9%
Fees	13	13	-%	42	43	-2%
Net gains (losses) on financial instruments at fair value and foreign exchange	13	(6)	n/m	50	(62)	n/m
Net gains (losses) on extinguishment of debt	16	-	n/m	30	-	n/m

Total revenues	49	14	n/m	143	4	n/m

Operating	15	17	-12%	54	52	4%
Interest	19	21	-10%	56	63	-11%

Total expenses	34	38	-11%	110	115	-4%

Income (loss) before income taxes	$15	$(24)	n/m	$33	$(111)	-130%

n/m—Percent change not meaningful.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended September 30, 2021 was primarily due to foreign currency gains on Euro denominated liabilities as a result of the strengthening of the U.S. dollar in 2021 compared with foreign exchange losses as a result of the weakening of the U.S. dollar in the same period of 2020. The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for the nine months ended September 30, 2021 was primarily due to the impact of increases in interest rates during the first nine months of 2021 on the fair values of interest rate swaps compared with fair value losses on these swaps in the same period of 2020 due to decreases in interest rates and foreign currency gains on Euro denominated liabilities as a result of the strengthening of the U.S. dollar in 2021 compared with foreign exchange losses as a result of the weakening of the U.S. dollar in the same period of 2020.
NET GAINS (LOSSES) ON EXTINGUISHMENT OF DEBT Net gains (losses) on extinguishment of debt for the three and nine months ended September 30, 2021 include gains from purchases, at discounts, of MTNs issued by the Company.
INTEREST EXPENSE Interest expense decreased for the three and nine months ended September 30, 2021 compared with the same periods of 2020 primarily due to the redemption of debt in December of 2020.
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
The following table presents our international and structured finance insurance segment results for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2021	2020		2021	2020
Net premiums earned	$17	$5	n/m	$28	$18	56%
Net investment income	1	1	-%	4	3	33%
Fees and reimbursements	8	2	n/m	15	9	67%
Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	(4)	-25%	(9)	6	n/m
Revenues of consolidated VIEs:
Net investment income	-	5	-100%	-	18	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	4	(4)	n/m	(10)	34	-129%
Other net realized gains (losses)	(9)	23	-139%	(14)	37	-138%

Total revenues	18	28	-36%	14	125	-89%

Losses and loss adjustment	57	34	-%	97	293	-67%
Amortization of deferred acquisition costs	3	4	-25%	11	12	-8%
Operating	5	6	-17%	18	20	-10%
Interest	26	27	-4%	82	88	-7%
Expenses of consolidated VIEs:
Operating	2	1	100%	5	4	25%
Interest	7	15	-53%	24	47	-49%

Total expenses	100	87	15%	237	464	-49%

Income (loss) before income taxes	$(82)	$(59)	-%	$(223)	$(339)	-34%

n/m—Percent change not meaningful.
As of September 30, 2021, MBIA Corp.’s total insured gross par outstanding was $5.7 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The following table provides net premiums earned from our financial guarantee contracts for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2021	2020		2021	2020
Net premiums earned:
U.S.	$-	$1	-100%	$2	$2	0%
Non-U.S.	17	4	n/m	26	14	86%

Total net premiums earned	$17	$5	n/m	$28	$16	75%

VIEs (eliminated in consolidation)	$2	$1	100%	$3	$(2)	n/m

n/m - Percent	change not meaningful.
Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The increase in net premiums earned for the three and nine months ended September 30, 2021 compared with the same periods of 2020 was due to the acceleration of premium earnings related to the termination of an international public finance insurance policy during the third quarter of 2021. The negative VIE net premiums earned (eliminated in consolidation) for 2020 was primarily due to the termination of a policy, resulting in the reversal of previously eliminated net premiums in excess of cash received.
FEES AND REIMBURSEMENTS The increases in fees and reimbursements for the three and nine months ended September 30, 2021 compared with the same periods of 2020 were primarily due to an increase in waiver and consent fees related to the termination of an international public finance insurance policy during the third quarter of 2021. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The losses for the nine months ended September 30, 2021 were primarily due to losses from foreign currency revaluations of premiums receivables denominated in Chilean unidad de fomento as a result of the strengthening of the U.S. dollar. The gains for the nine months ended September 30, 2020 were primarily due to gains from foreign currency revaluations of Mexican peso-denominated loss reserves as a result of the strengthening of the U.S. dollar, partially offset by foreign exchange losses from foreign currency revaluations of premiums receivables denominated in Chilean unidad de fomento as a result of the strengthening of the U.S. dollar.
REVENUES OF CONSOLIDATED VIEs The decreases in revenues of consolidated VIEs for the three and nine months ended September 30, 2021 compared with the same periods of 2020 were primarily due to gains related to reversals of allowances for credit losses, the increase in expected recoveries from the Credit Suisse put-back claims and higher net investment income in 2020 with no comparable income for the same periods of 2021. During 2020, we deconsolidated all remaining VIEs for which net investment income was recorded. The losses included in other net realized gains (losses) for the three and nine months ended September 30, 2021 related to losses from the deconsolidation of VIEs compared with a gains from the deconsolidation of a VIE in 2020.
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
Losses and LAE incurred increased for the three months ended September 30, 2021 when compared with the same period of 2020 primarily due to more of a decline in expected salvage collections from insured CDOs in 2021 when compared with 2020, partially offset by a decrease in losses and LAE incurred on insured RMBS transactions.
Losses and LAE incurred decreased for the nine months ended September 30, 2021 when compared with the same period of 2020 primarily due to favorable changes in risk-free rates used to discount the present value net loss reserves for first-lien RMBS transactions and less of a decline in expected salvage collections from insured CDOs in 2021 when compared with 2020. The first-lien RMBS risk-free rates increased in 2021 which decreased the present value of loss reserves compared with a decrease in risk-free rates in 2020 which increased the present value of loss reserves.
As a result of the consolidation of VIEs, loss and LAE excludes losses and LAE benefits of $9 million and $24 million for the three and nine months ended September 30, 2021, respectively, and excludes losses and LAE benefits of $10 million and $75 million for the three and nine months ended September 30, 2020, respectively, as VIE losses and LAE are eliminated in consolidation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and loss and LAE reserves as of September 30, 2021 and December 31, 2020.

In millions	September 30, 2021	December 31, 2020	Percent Change
Assets:
Insurance loss recoverable	$251	$457	-45%
Reinsurance recoverable on paid and unpaid losses (1)	4	5	-20%
Liabilities:
Loss and LAE reserves	464	521	-11%

Net reserve (salvage)	$209	$59	n/m

(1) – Reported	with in “Other assets” on our consolidated balance sheets.

n/m -	Percent change not meaningful.
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
POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three and nine months ended September 30, 2021 and 2020 are presented in the following table:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2021	2020		2021	2020
Gross expenses	$6	$7	-14%	$19	$21	-10%

Amortization of deferred acquisition costs	$3	$4	-25%	$11	$12	-8%
Operating	5	6	-17%	18	20	-10%

Total insurance operating expenses	$8	$10	-20%	$29	$32	-9%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. We did not defer a material amount of policy acquisition costs during the first nine months of 2021 or 2020. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE OF CONSOLIDATED VIEs For the three and nine months ended September 30, 2021, total interest expense of consolidated VIEs decreased compared with the same periods of 2020 due to the deconsolidation of VIEs in 2020 and the repayment of MBIA Corp.’s financing facility between MZ Funding and certain purchasers, pursuant to which the purchasers or their affiliates agreed to refinance the outstanding insured senior notes of MZ Funding (“Refinanced Facility”) during 2021.
International and Structured Finance Insurance Portfolio Exposures
Credit Quality
The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of September 30, 2021 and December 31, 2020, 24% of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio.
Selected Portfolio Exposures
The following is a summary of selected significant exposures within our residential mortgage insured portfolio of our international and structured finance insurance segment. In addition, as of September 30, 2021, MBIA Corp. insured $232 million of CDOs and related instruments. We may experience considerable incurred losses in certain of these sectors. There can be no assurance that the loss reserves recorded in our financial statements will be sufficient or that we will not experience losses on transactions on which we currently have no loss reserves, in particular if the economy deteriorates. We may seek to purchase, directly or indirectly, obligations guaranteed by MBIA Corp. or seek to commute policies. The amount of insurance exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time, and other considerations. In some cases, these activities may result in a reduction of loss reserves, but in all cases they are intended to limit our ultimate losses and reduce the future volatility in loss development on the related policies. Our ability to purchase guaranteed obligations and to commute policies will depend on management’s assessment of available liquidity.
Residential Mortgage Exposure
MBIA Corp. insures RMBS backed by residential mortgage loans, including second-lien RMBS transactions (revolving home equity lines of credit (“HELOC”) loans and closed-end second (“CES”) mortgages). MBIA Corp. also insures MBS backed by first-lien alternative A-paper (“Alt-A”) and subprime mortgage loans directly through RMBS securitizations. The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of September 30, 2021 and December 31, 2020. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of
Collateral Type	September 30, 2021	December 31, 2020	Percent Change
HELOC Second-lien	$10	$269	-96%
CES Second-lien	1	104	-99%
Alt-A First-lien (1)	768	825	-7%
Subprime First-lien	233	285	-18%
Prime First-lien	5	6	-17%

Total	$1,017	$1,489	-32%

(1) - Includes	international exposure of $233 million and $237 million as of September 30, 2021 and December 31, 2020, respectively.

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
As of September 30, 2021, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $1.0 billion compared with $1.5 billion as of December 31, 2020. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. For a further discussion of the Company’s reinsurance, refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Taxes
Provision for Income Taxes
The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2021 and 2020 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Income (loss) before income taxes	$(123)	$(58)	$(290)	$(497)
Provision (benefit) for income taxes	$-	$-	$-	$-
Effective tax rate	0.0%	0.0%	0.0%	0.0%
For the nine months ended September 30, 2021 and 2020, our effective tax rate applied to our loss before income taxes was lower than the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset.
As of September 30, 2021 and December 31, 2020, the Company’s valuation allowance against its net deferred tax asset was $1.0 billion and $966 million, respectively. Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National and potential future sources of taxable income to be identified by the Company. Accordingly, the Company will continue to re-evaluate its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future. Refer to “Note 9: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.
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
CAPITAL RESOURCES
The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, surplus notes issued by MBIA Corp., and the Refinanced Facility. Total capital resources were $1.1 billion and $1.6 billion as of September 30, 2021 and December 31, 2020, respectively.

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
Equity securities
Currently, MBIA Inc. or National does not have an authorization approved by the Company’s Board of Directors to repurchase or purchase outstanding MBIA Inc. common shares. MBIA Inc. or National did not repurchase or purchase any MBIA Inc. common shares during 2021. For the nine months ended September 30, 2020, National purchased 26 million common shares of MBIA Inc. with an average price paid of $7.50 per share.
Debt securities
During the nine months ended September 30, 2021, MBIA Corp. repaid the remaining outstanding balance of the Refinanced Facility and the Company repurchased $106 million par value outstanding of GFL MTNs with maturity dates between 2024 and 2036 issued by our corporate segment at a weighted average cost of approximately 72% of par value.
During the nine months ended September 30, 2021, MBIA Corp. purchased $3 million principal amount of MBIA Inc. 6.625% Debentures due 2028 and $1 million principal amount of MBIA Inc. 7.15% Debentures due 2027 at a weighted average cost of approximately 103% of par value.
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
National
Capital and Surplus
National had statutory capital of $2.0 billion as of September 30, 2021 and December 31, 2020. As of September 30, 2021, National’s unassigned surplus was $1.0 billion. For the nine months ended September 30, 2021, National had statutory net income of $49 million. Refer to the “Claims-Paying Resources (Statutory Basis)” section below for additional information on National’s statutory capital.
In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. As of September 30, 2021, National was in compliance with its aggregate risk limits under New York Insurance Law (“NYIL”), but was not in compliance with certain of its single risk limits. Since National does not comply with certain of its single risk limits, the NYSDFS could prevent National from transacting any new financial guarantee insurance business.

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
National had positive earned surplus as of September 30, 2021 from which it may pay dividends, subject to the limitations described above. We expect the as-of-right declared and paid dividend amounts from National to be limited to prior year adjusted net investment income for the foreseeable future.
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
National’s CPR and components thereto, as of September 30, 2021 and December 31, 2020 are presented in the following table:

	As of September 30,	As of December 31,
In millions	2021	2020
Policyholders’ surplus	$1,615	$1,526
Contingency reserves	410	445

Statutory capital	2,025	1,971
Unearned premiums	319	355
Present value of installment premiums (1)	126	129

Premium resources (2)	445	484
Net loss and LAE reserves (1)	(577)	(301)
Salvage reserves on paid claims (1)	1,126	961

Gross loss and LAE reserves	549	660

Total claims-paying resources	$3,019	$3,115

(1) - Calculated using a discount rate of 3.49% as of September 30, 2021 and December 31, 2020.
(2) - Includes financial guarantee and insured derivative related premiums.
MBIA Insurance Corporation
Capital and Surplus
MBIA Insurance Corporation had statutory capital of $143 million as of September 30, 2021 compared with $273 million as of December 31, 2020. As of September 30, 2021, MBIA Insurance Corporation’s negative unassigned surplus was $1.9 billion. For the nine months ended September 30, 2021, MBIA Insurance Corporation had a statutory net loss of $89 million. Refer to the “Claims-Paying Resources (Statutory Basis)” section below for additional information on MBIA Insurance Corporation’s statutory capital.
In the first quarter of 2021, MBIA received a court decision against Credit Suisse holding it liable to MBIA Corp. for approximately $604 million in damages relating to put-back claims and the parties to the litigation subsequently entered into a settlement agreement pursuant to which Credit Suisse paid MBIA Corp. $600 million. As of September 30, 2021, MBIA Insurance Corporation’s estimated salvage on a statutory basis primarily related to recoveries on CDOs and excess spread recoveries on RMBS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAPITAL RESOURCES (continued)

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. MBIA Insurance Corporation is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Pursuant to a non-disapproval by the NYSDFS, and in accordance with NYIL, MBIA Insurance Corporation released to surplus $125 million of excessive contingency reserves during the nine months ended September 30, 2021. As of September 30, 2021, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. Since MBIA Insurance Corporation does not comply with its single risk limits, the NYSDFS could prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business.
Due to its significant earned surplus deficit, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009. Based on estimated future income, MBIA Insurance Corporation is not expected to have any statutory capacity to pay dividends.
The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of October 15, 2021, the most recent scheduled interest payment date, there was $1.1 billion of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of September 30, 2021, MBIA Insurance Corporation had “free and divisible surplus” of $88 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.
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
MBIA Corp.’s CPR and components thereto, as of September 30, 2021 and December 31, 2020 are presented in the following table:

	As of September 30,		As of December 31,
In millions	2021		2020
Policyholders’ surplus	$106		$106
Contingency reserves	37		167

Statutory capital	143		273
Unearned premiums	50		79
Present value of installment premiums (1)	51		73

Premium resources (2)	101		152
Net loss and LAE reserves (1)	240		(478)
Salvage reserves on paid claims (1)	244	(3)	1,045	(4)

Gross loss and LAE reserves	484		567

Total claims-paying resources	$728		$992

(1) - Calculated using a discount rate of 5.10% as of September 30, 2021 and December 31, 2020.
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
As of September 30, 2021 and December 31, 2020, National held cash and investments of $1.9 billion and $2.1 billion, respectively, of which $182 million and $359 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.
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
In October of 2021, National sold certain bankruptcy claims in a private transaction through the transfer of ownership of $199 million face amount of bonds, representing approximately 16% of the principal amount of the current bond claims in the PREPA Title III case. The bonds included in this transaction had been fully satisfied by National’s insurance claim payments. This transaction monetizes a portion of National’s salvage asset at a discount to National’s previous carrying value and, as a result, strengthens National’s balance sheet, increases National’s projected investment income and furthers the Company’s objective of reducing its exposure to Puerto Rico over the short to medium term. Subsequent to the sale of these PREPA bankruptcy claims, National has approximately $230 million of additional par claims to PREPA that have matured and can be sold.
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
As of September 30, 2021 and December 31, 2020, the liquidity positions of MBIA Inc. were $210 million and $294 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

During the nine months ended September 30, 2021, MBIA Inc. returned $10 million of tax payments to National as a result of tax losses incurred by National. The return was pursuant to the terms of the tax sharing agreement. Under the CARES Act, National’s 2020 taxable loss became subject to a five-year NOL carry-back, which allowed it to recover taxes paid in years in which the tax rate was 35%. There can be no assurance that any future payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc. due to deductible or creditable tax attributes of those subsidiaries and/or the market value performance of the assets supporting the Tax Escrow Account.
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
MBIA Corp. Liquidity
The primary sources of cash available to MBIA Corp. are:

•	recoveries associated with insurance loss payments;

•	installment premiums and fees; and

•	principal and interest receipts on assets held in its investment portfolio, including the proceeds from the sale of assets.
The primary uses of cash by MBIA Corp. are:

•	loss and LAE or commutation payments on insured transactions;

•	repayment of MZ Funding’s debt obligations; and

•	payments of operating expenses.
As of September 30, 2021 and December 31, 2020, MBIA Corp. held cash and investments of $573 million and $243 million, respectively, of which $341 million and $130 million, respectively, were cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. Treasury and corporate bonds that were immediately available to MBIA Insurance Corporation. The increase in cash and investments for the nine months ended September 30, 2021 was due to the collection of proceeds from the settlement of the Credit Suisse litigation.
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
As of September 30, 2021, MBIA Corp. repaid in full the outstanding amount of the Refinanced Facility. As of September 30, 2021, the amended subordinated notes between MZ Funding and MBIA Inc. remained outstanding. These amended subordinated notes and related interest are eliminated in our consolidated financial statements. For additional information on these notes, refer to “Note 10: Debt” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY (continued)

Consolidated Cash Flows
Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table presents a summary of our consolidated cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
In millions	2021	2020	Percent Change
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$359	$(388)	n/m
Investing activities	37	968	-96%
Financing activities	(451)	(552)	-18%
Cash and cash equivalents - beginning of period	167	83	101%

Cash and cash equivalents - end of period	$112	$111	1%

n/m—Percent change not meaningful.
Operating activities
Net cash provided by operating activities increased for the nine months ended September 30, 2021 compared with the same period of 2020 primarily due to proceeds received from loan repurchase commitments of $600 million as a result of the settlement of the Credit Suisse litigation in the first quarter of 2021 and a decrease in financial guarantee losses and loss adjustment expenses paid of $146 million.
Investing activities
Net cash provided by investing activities decreased for the nine months ended September 30, 2021 compared with the same period of 2020 primarily due to a net decrease in sales, paydowns and maturities and purchases of available-for-sale investments of $435 million, a decrease in repayments of held-to-maturity investments of $315 million due to the deconsolidation of a VIE in the first quarter of 2020 and a net decrease in sales, maturities and purchases of short-term investments of $171 million.
Financing activities
Net cash used by financing activities decreased for the nine months ended September 30, 2021 compared with the same period of 2020 primarily due to a decrease in purchases of treasury stock of $199 million, partially offset by an increase in principal paydowns of medium-term notes of $77 million.
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
Credit Quality
The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of September 30, 2021, the weighted average credit quality rating of the Company’s AFS fixed-maturity investment portfolio, excluding short-term investments, was Aa and 92% of the investments were investment grade.

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
As of September 30, 2021, Insured Investments at fair value represented $255 million or 9% of consolidated investments, of which $229 million or 8% of consolidated investments were Company-Insured Investments. As of September 30, 2021, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the below investment grade range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of September 30, 2021, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 7% of the total consolidated investment portfolio.
Contractual Obligations
For a discussion of the Company’s contractual obligations, refer to “Liquidity-Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. During the nine months ended September 30, 2021, MBIA Corp. repaid the remaining outstanding balance of the Refinanced Facility and the Company repurchased $106 million par value outstanding of the GFL MTNs issued by our corporate segment. There were no other material changes in contractual obligations since December 31, 2020.

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
As of September 30, 2021, National had $2.6 billion of debt service outstanding related to Puerto Rico. Puerto Rico may be unable or unwilling to pay their obligations as and when due, in which case National would be required to pay claims of unpaid principal and interest when due under its insurance policies, which could be material. On January 1, 2021 and July 1, 2021, Puerto Rico defaulted on scheduled debt service for certain National insured bonds and as a result, National paid gross claims in the aggregate of $277 million. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National would experience losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations.

Item 1A. Risk Factors (continued)

On February 22, 2021, National agreed to join a plan support agreement, dated as of February 22, 2021 (the “GO PSA”), among the Oversight Board, certain holders of GO Bonds and PBA Bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp, and Syncora Guarantee Inc. in connection with the GO and PBA Title III cases. The GO PSA provides that, among other things, National shall receive a pro rata share of allocable cash, newly issued General Obligation bonds, a contingent value instrument and certain fees. The GO PSA contemplates a Commonwealth plan becoming effective on or before December 15, 2021; however, there can be no assurance that such plans will become effective, or on the contemplated timeline. Pursuant to the GO PSA, the Oversight Board and National jointly obtained the entry of an order in the Title III court staying National’s participation in actions related to the clawback of HTA funds from the Commonwealth, and National shall take no further action with respect to those proceedings subject to the Commonwealth plan becoming effective. On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain clawback claims and providing for a distribution of cash, bonds and a contingent value instrument to bondholders in the Puerto Rico Highway and Transportation Authority (“HTA”) Title III case subject to completing negotiations on a plan support agreement in respect of an HTA plan of adjustment (the “HTA PSA”). On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA. The Oversight Board has committed to filing a plan of adjustment for HTA by January 31, 2022.
On July 12, 2021, the Oversight Board filed the Fifth Amended Title III Plan of Adjustment and Disclosure Statement, incorporating certain changes and agreements in connection with certain disclosure statement objections. The Disclosure Statement hearing for the Fifth Amended Plan began on July 13, 2021, and on July 14, 2021, the Bankruptcy Court (i) continued the hearing until July 27, 2021 for the sole purpose of considering a possible settlement of objections by Ambac Assurance Corporation and Financial Guaranty Insurance Company, and (ii) overruled all other objections to the Disclosure Statement but required the Oversight Board to include certain additional disclosure on financial and legislative risks. The Court also approved confirmation procedures, subject to the approval of the Disclosure Statement at the continued hearing, including commencing the confirmation hearing on November 8, 2021 and concluding on November 23, 2021. On July 27, 2021, the Oversight Board filed the Sixth Amended Plan and Disclosure Statement, and on July 29, 2021 the Court approved the amended Disclosure Statement for distribution to claimholders of record. On July 30, 2021, the Oversight Board filed the Seventh Amended Plan of Adjustment.
On October 25, 2021, Judge Swain held an emergency hearing in light of the failure of the Puerto Rico legislature to agree by Friday, October 22 to enabling legislation authorizing the distributions under the Plan. Judge Swain ruled at this hearing that mediation with the interested parties commence in order to resolve the legislation needed by the Plan. On October 26, 2021, the Governor of Puerto Rico signed the enabling legislation after it was adopted by both houses of the Puerto Rico legislature. On October 28, 2021, the mediation team filed its statement with the court that the interested parties had engaged in good faith best efforts and it reasonably believed that the Confirmation Hearing can be expected to move forward as currently scheduled, commencing November 8, 2021.
There can be no assurances that the Plan will proceed to confirmation in the current or extended timeline for confirmation or whether the Plan will be confirmable without legislative authorization. In addition, there can be no assurance that, in the event no agreement is reached with the legislature or PSA Creditors, the Title III cases for the Commonwealth and PBA will not be dismissed resulting in the commencement or continuation of litigation to enforce National’s contractual rights under the bond documents.
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

Item 1A. Risk Factors (continued)

Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part I, Item 2 of this Form 10-Q for additional information on our Puerto Rico exposures.
Political and economic conditions in the United States and elsewhere may materially adversely affect our business and results of operations.
As a financial guarantee company, our insured exposures and our results of operations can be materially affected by general political and economic conditions, both in the U.S. and around the world. General global unrest, including fraud, terrorism, catastrophic events, natural disasters, pandemics such as the novel coronavirus COVID-19 (“COVID-19”), or similar events could disrupt the economy in the U.S. and other countries where we have insured exposure or operate our businesses. See Risk Factor “The pandemic caused by the spread of COVID-19 could have an adverse impact on our financial condition and results of operations and other aspects of our business” under “Legal, Regulatory and Other Risk Factors” for additional information on COVID-19. In certain jurisdictions outside the U.S., we face higher risks of governmental intervention through nationalization or expropriation of assets, changes in regulation, an inability to enforce our rights in court or otherwise and corruption, which may cause us to incur losses on the exposures we insure or reputational harm.
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
The number of COVID-19 cases, hospitalizations and deaths continue to decrease. Nevertheless, the current and longer-term impacts of the virus, including those caused by any new strains, continues to remain uncertain. The extent of any impact on our insured or investment portfolios, or general business operations, will depend on future developments which are highly uncertain, including but not limited to the severity of the pandemic, and the effectiveness of financial and regulatory actions taken at the state and federal levels to contain or address its impact. While the attendant governmental policy and social responses, continue to combat the spread and severity of the COVID-19 pandemic and related public health issues, the effectiveness of such measures cannot be assured. We also cannot predict how political, legal and regulatory responses to the pandemic, such as the nature of and conditions to aid states or municipalities, tax policy, or programs designed to assist impacted individuals, will impact our business.
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

Item 1A. Risk Factors (continued)

Any adverse developments on macroeconomic factors resulting from COVID-19, including without limitation reduced economic activity and certainty, increased unemployment, increased loan defaults or delinquencies, and increased stress on municipal budgets, including due to reduced tax revenues and the inability to raise taxes or limit spending, could materially and adversely affect the performance of our insured portfolio and our business, financial condition and results of operations. Specifically, such adverse effects could impact whether the individual municipal or structured finance credits we insure will be able to continue to meet their debt service obligations or avoid long term impairment, and could therefore result in an increase in defaults and on the amount of claims we will be obligated to pay on the related insurance policies. Such increases could cause us to revise our loss projections or other guidance we have previously provided. In particular, certain insured municipal credits, including those relating to the Commonwealth of Puerto Rico and its instrumentalities, could come under stress depending in part on the nature of the taxes, fees and revenues pledged to debt repayment and their sensitivity to the related slowdown in economic activity. Further, those structured finance policies in which the underlying principal obligations are comprised of residential or commercial mortgages and mortgage-backed securities, could be negatively impacted by delays or failures of borrowers to make payments of principal and interest when due, or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities. These transactions are also subject to servicer risks, which relate to problems with the transaction’s servicer that could adversely impact performance of the underlying assets. Additionally, several of our credits, particularly within our international public finance sector, feature large, near term debt-service payments, and there can be no assurance that the liquidity position of MBIA Insurance Corporation will enable it to satisfy any claims that arise if the issuers of such credits are unable or unwilling to refinance or repay their obligations. Further, any national recession that may result from the pandemic and its aftermath could present additional but yet unknown credit risks to all of our insured portfolios.
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
Further, while we have implemented operational risk management and business continuity plans and taken preventive measures and other precautions that address the pandemic, there can be no assurance that such measures will prevent a material impact on our business operations. While our employees are no longer working remotely in general, should we once again be required, or choose, to close our offices, an extended period of remote work arrangements could introduce operational risks including but not limited to cybersecurity risk, and impair our ability to manage our business. We also outsource certain business activities to third parties, and thus rely upon the successful implementation and execution of those third parties’ business continuity plans as well. If one or more of the third parties to whom we outsource certain business activities experience operational failures as a result of the impacts from the spread of COVID-19, it may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows.
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
MBIA Insurance Corporation is particularly sensitive to the risk that it will not have sufficient capital or liquid resources to meet contractual payment obligations when due or to make settlement payments in order to terminate insured exposures to avoid losses. While management’s expected liquidity and capital forecasts for MBIA Insurance Corporation reflect adequate resources to pay expected claims, there are risks to the capital and liquidity forecasts as MBIA Insurance Corporation’s remaining insured exposures and its expected salvage recoveries are potentially volatile. Such volatility exists in the amount of excess spread, and other salvage that MBIA Insurance Corporation may collect, including in particular recoveries on the claims it paid in respect of the insured notes issued by Zohar collateralized debt obligation (“CDO”) 2003-1, Limited and Zohar II 2005-1 CDO (collectively, the “Zohar Claims Payments”), and the exposure in its remaining insured portfolio, which could deteriorate and result in significant additional loss reserves and claim payments, including claims on insured exposures that in some cases may require large bullet payments.

Item 1A. Risk Factors (continued)

In July of 2019, MBIA Insurance Corporation consummated a financing facility (the “Refinanced Facility”) between MZ Funding LLC (“MZ Funding”) and certain purchasers, pursuant to which the purchasers or their affiliates (collectively, the “Senior Lenders”), agreed to refinance the outstanding insured senior notes of MZ Funding, and MBIA Inc. received amended subordinated notes of MZ Funding. In connection with the Refinanced Facility, the Senior Lenders purchased new senior notes issued by MZ Funding with an aggregate principal amount of $278 million. These notes were repaid in September 2021. In addition, MBIA Inc. received amended subordinated notes issued by MZ Funding with an aggregate principal amount of $54 million. The Refinanced Facility is described in more detail under the “Liquidity—MBIA Corp. Liquidity” section in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
While MBIA Insurance Corporation believes that it will receive substantial recoveries on the loans made to, and equity interests in, companies that, until late March of 2020, were purportedly controlled and managed by the sponsor and former collateral manager of the Zohar CDOs referenced above (collectively, the “Zohar Collateral”), recoveries thus far on the Zohar CDOs’ interests in the portfolio companies have been below expectations, and there remains significant uncertainty with respect to the realizable value of the remaining Zohar Collateral. Further, as the monetization process at the remaining portfolio companies continues to unfold in coordination with the new directors and managers in place, and new information concerning the financial condition of the portfolio companies is disclosed, we may again revise our expectations for recoveries. There can be no assurance that such information will not lead to material revisions to our expectations for the recovery from any individual portfolio company.
If the amount of recoveries on the Zohar Collateral falls below our expectations, MBIA Insurance Corporation would likely incur substantial additional losses, which could materially impair its statutory capital and liquidity. Further, MBIA Insurance Corporation believes that if the NYSDFS concludes at any time that MBIA Insurance Corporation will not be able to satisfy its obligations under its other issued policies, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the NYIL and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the NYSDFS. The NYSDFS enjoys broad discretion in this regard, and any determination they may make would not be limited to consideration of the matters described above. As noted, however, given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any material economic long-term liquidity impact on MBIA Inc.
MBIA Corp. insures certain transactions that continue to perform poorly and increased losses or a delay or failure in collecting expected recoveries may materially and adversely affect its financial condition and results of operations.
MBIA Corp. insures certain structured finance transactions that remain volatile and could result in additional losses, which could be substantial. MBIA Corp. has also recorded significant loss reserves on its residential mortgage-backed securities (“RMBS”) and collateralized debt obligation (“CDO”) exposures, and there can be no assurance that these reserves will be sufficient, in particular if the economy deteriorates. These transactions are also subject to servicer risk, which relates to problems with the transaction’s servicer that could adversely affect performance of the underlying assets. As of September 30, 2021, MBIA Corp. recorded expected excess spread recoveries (the difference between interest inflows on assets and interest outflows on liabilities) of $94 million, including recoveries related to consolidated VIEs, on our RMBS transactions, in reimbursement of our past and future expected claims. Of this amount, $46 million is included in “Insurance loss recoverable” and $48 million is included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. The aggregate amount of excess spread depends on the future loss trends, which include future delinquency trends, average time to charge-off/liquidate delinquent loans, the future spread between Prime and the LIBOR interest rates, and borrower refinancing behavior (which may be affected by changes in the interest rate environment), that results in voluntary prepayments. Excess spread also includes subsequent recoveries on previously charged-off loans associated with insured second-lien RMBS securitizations. There can be no assurance that this recovery will be received in its entirety or in the expected timeframe.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases or repurchases made by the Company or National in each month during the third quarter of 2021:

			Total Number	Maximum
	Total	Average	of Shares	Amount That May
	Number	Price	Purchased as	Be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plan
Month	Purchased (1)	Share	Announced Plan	(in millions)
July	75	$12.03	-	$-
August	83	11.83	-	-
September	107	11.03	-	-

	265	$11.56	-	$-

(1)	Represents shares repurchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.
Item 6. Exhibits

*31.1.	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2.	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1.	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2.	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS.	XBRL Instance Document - the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

*101.SCH.	XBRL Taxonomy Extension Schema Document.

*101.CAL.	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF.	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB.	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE.	XBRL Taxonomy Extension Presentation Linkbase Document.

*104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: November 3, 2021	/s/ Anthony McKiernan
Anthony McKiernan
Chief Financial Officer

Date: November 3, 2021	/s/ Joseph R. Schachinger
Joseph R. Schachinger
Controller (Chief Accounting Officer)