Form 10-K
period 2021-12-31
MBIA INC
filed 2022-02-28
CIK 814585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number
1-9583

MBIA INC.
(Exact name of registrant as specified in its charter)

Connecticut	06-1185706
(State of incorporation)	(I.R.S. Employer Identification No.)

1 Manhattanville Road, Suite 301, Purchase , New York	10577
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(914) 273-4545
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MBI	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes
  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
.     Yes  ☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes
☐
    No
☒
The aggregate market value of the voting stock held by
non-affiliates
of the Registrant as of June 30, 2021 was $522,602,641.
As of February 21, 2022, 54,604,940 shares of Common Stock, par value $1 per share, were outstanding.
Documents incorporated by reference:
Portions of the Registrant’s Definitive Proxy Statement for its Annual Shareholders Meeting to be held in May of 2022 are incorporated by reference into Part III of this Form
10-K.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
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
OVERVIEW
The Company’s operating subsidiaries are focused on running off their insured portfolios. Today, the Company’s primary objectives are ensuring that adequate liquidity exists at the holding company to satisfy all of its outstanding obligations, mitigating losses at National Public Finance Guarantee Corporation (“National”) and MBIA Corp., including National’s exposures to insured debt obligations of the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”), and maximizing recoveries on paid insurance claims. We do not expect National or MBIA Corp. to write significant new business. The Company may also pursue strategic alternatives that could enhance shareholder value.
MBIA’s primary business has been to provide financial guarantee insurance to the United States’ public finance markets through our indirect, wholly-owned subsidiary, National, whose financial guarantee insurance policies provide investors with unconditional and irrevocable guarantees of the payment of the principal, interest or other amounts owing on insured obligations when due. National ceased pursuing the writing of new financial guarantee policies in 2017, and its primary activity today is to provide ongoing surveillance, including remediation activity where warranted, of its existing insured portfolio of $36.5 billion gross par outstanding as of December 31, 2021. The Company has also provided financial guarantee insurance in the international and structured finance markets through its subsidiary MBIA Corp. As of December 31, 2021, MBIA Corp.’s total insured gross par outstanding was $5.2 billion. As a result of MBIA Corp.’s capital structure and business prospects, we do not expect its financial performance to have a material economic impact on MBIA Inc. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of this Form
10-K
for a further discussion of MBIA Corp.’s insurance statutory capital.
MBIA Services Corporation (“MBIA Services”), also owned by MBIA Inc., is a service company which provides support services such as surveillance, risk management, legal, accounting, treasury and information technology, among others, to our businesses on a fee-for-service
basis.
MBIA Inc. Capital Management
The Company manages its capital and liquidity in order to ensure that it can service its debt and other financial obligations and pay its operating expenses while maintaining an adequate cushion against potential adverse events. MBIA Inc. has received annual dividends from National. The Company maintains a stable liquidity position which is expected to allow it to service its obligations over the next several years without needing to access the capital markets. Our capital management strategies include (i) having the Company or National purchase or repurchase outstanding MBIA Inc. common shares to enhance shareholder value when management deems such actions are appropriate, taking into account regulatory capacity constraints, the price of the stock, anticipated liquidity needs, and other relevant factors and (ii) retiring our unsecured and MBIA Global Funding, LLC (“GFL”) debt through calls and repurchases at prices that create economic benefit to the Company.
Currently, MBIA Inc. and National do not have an authorization approved by the Company’s Board of Directors to repurchase or purchase outstanding MBIA Inc. common shares. Neither MBIA Inc. nor National repurchased or purchased any MBIA Inc. common shares during 2021. During 2020, the Company or National purchased or repurchased 26.4 million shares at a cost of $198 million under the repurchase authorization approved by the Company’s Board of Directors (the “Board”) in May 2020 and November 2017 and exhausted these share repurchase authorizations. During 2019, the Company or National purchased or repurchased 11.1 million shares at a cost of $101 million under the repurchase authorization approved by the Board in November 2017.

Item 1. Business (continued)

As of December 31, 2021, $897 million of unsecured debt, which includes MBIA Inc.’s senior notes and medium-term notes (“MTNs”) issued by its subsidiary, GFL, was outstanding. During 2021, MBIA Corp. purchased $5 million principal amount of MBIA Inc. 6.625% Debentures due 2028 and $1 million principal amount of MBIA Inc. 7.150% Debentures due 2027 and the Company repurchased $111 million par value outstanding of GFL MTNs. During 2020, the Company redeemed the remaining $115 million principal amount of the Company’s 6.400% Senior Notes due 2022 at par plus accrued interest. During 2019, the Company redeemed $150 million principal amount of the Company’s 6.400% Senior Notes due 2022 at par plus accrued interest and paid $57 million par value related to GFL debt maturities.
In each of the fourth quarters of 2021 and 2020, National declared and paid dividends of $60 million and $81 million, respectively, to its ultimate parent, MBIA Inc.
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
Presently, the most distressed credits in National’s portfolio are obligations issued by Puerto Rico. As described further herein, two of these credits, the Puerto Rico Highways and Transportation Authority (“PRHTA”) and the Puerto Rico Electric Power Authority (“PREPA”) are in bankruptcy-like processes under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”). The Puerto Rico Sales Tax Financing Corporation (“COFINA”) has exited the bankruptcy-like process and National’s exposure to the credit has been reduced to zero. The Commonwealth of Puerto Rico and the Public Building Authority (“PBA”) Title III cases have been confirmed by the Bankruptcy Court and are expected to exit their bankruptcy-like processes before the end of the first quarter of 2022. For additional information relating to the risks arising from National’s Puerto Rico exposures, refer to the “Insured Portfolio Loss Related Risk Factors” section in Part I, Item 1A of this Form
10-K.
MBIA Corp. Risk Mitigation
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
Our liquidity and capital forecasts, and projected collections of recoveries for MBIA Corp., reflect resources that we expect to be adequate to pay expected insurance claims. However, there can be no assurance that MBIA Corp. will realize its expected recoveries in full or on its projected timeframe. Refer to “Risk Factors-MBIA Corp. Risk Factors-Continuing elevated loss payments and delay or failure in realizing expected recoveries on insured transactions may materially and adversely affect MBIA Corp.’s statutory capital and its ability to meet liquidity needs and could cause the New York State Department of Financial Services (the “NYSDFS”) to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding if the NYSDFS concludes that MBIA Insurance Corporation will not be able to pay expected insurance claims,” in Part I, Item 1A of this Form
10-K.
Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any material economic impact on MBIA Inc.

Item 1. Business (continued)

OUR INSURANCE OPERATIONS
Our U.S. public finance insurance portfolio is managed through National, and our international and structured finance insurance portfolios are managed through MBIA Corp. We do not expect National or MBIA Corp. to write new financial guarantee policies outside of remediation related activities. We have been compensated for our insurance policies by insurance premiums that were paid upfront or on an installment basis. Our financial guarantee insurance was offered in both the new issue and secondary markets. In addition, we have provided financial guarantees or sureties to debt service reserve funds. The primary risk in our insurance operations is that of adverse credit performance in the insured portfolio. When writing new business we sought to maintain a diversified insured portfolio with the aim of managing and diversifying risk based on a variety of criteria including revenue source, issue size, type of asset, industry concentrations, type of bond and geographic location. Despite this objective, there can be no assurance that we will avoid losses on multiple credits as a result of a single event or series of events. In particular, while such has not yet occurred, the global outbreak of the novel coronavirus
COVID-19
(“COVID-19”)
could in time and under adverse circumstances have an adverse impact on our financial condition, results of operations and other aspects of our business. For additional information relating to the risks arising from
COVID-19,
refer to the “Legal, Regulatory and Other Risk Factors” section in Part I, Item 1A of this Form
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
National Insured Portfolio
National’s insured portfolio consists of municipal bonds, including tax-exempt
and taxable indebtedness of U.S. political subdivisions and territories, as well as utilities, airports, health care institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams.
As of December 31, 2021, National had $36.5 billion of insured gross par outstanding on U.S. public finance obligations covering 2,118 policies and diversified among 1,279 “credits,” which we define as any insured obligations secured by the same revenue source. Insurance in force, which includes all gross insured debt service, as of December 31, 2021 was $71.7 billion.
All of the policies were underwritten on the assumption that the insurance will remain in force until maturity or early retirement of the insured obligations. National estimates that the average life of its domestic public finance insurance policies in force as of December 31, 2021 was 9 years. The average life was determined by applying a weighted average calculation, using the remaining years to contractual maturity and weighting them on the basis

Item 1. Business (continued)

of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2021 was $4.9 billion. National’s underwriting guidelines limited the insurance in force for any one insured credit, and for other categories such as geography. In addition, National is subject to regulatory single-risk limits with respect to any insured bond issue. See the “Insurance Regulation” section below for a description of these regulatory requirements. As of December 31, 2021, National’s gross par amount outstanding for its ten largest insured U.S. public finance credits totaled $8.5 billion, representing 23.3% of National’s total U.S. public finance gross par amount outstanding. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form
10-K
for further information regarding the Company’s insured portfolio.
MBIA Corp. Insured Portfolio
MBIA Corp.’s insured portfolio consists of policies that insure various types of international public finance and global structured finance obligations that were sold in the new issue and secondary markets. International public finance obligations include bonds and loans extended to entities located outside of the U.S., including utilities, infrastructure projects and sovereign-related and sub-sovereign
issuers, such as regions, authorities or their equivalent as well as sovereign owned entities that might be supported by a sovereign state, region or authority. Global structured finance obligations include asset-backed transactions and financing of commercial activities that are typically secured by undivided interests or collateralized by the related assets or cash flows.
As of December 31, 2021, MBIA Corp. had 222 policies outstanding in its insured portfolio. In addition, MBIA Corp. had 35 insurance policies outstanding relating to liabilities issued by MBIA Inc. and its subsidiaries, which are described further under the section “Affiliated Financial Obligations Insured by MBIA Corp.” below. MBIA Corp.’s total policies in its insured portfolio are diversified among 154 credits.
As of December 31, 2021, the gross par amount outstanding of MBIA Corp.’s insured obligations (excluding $0.8 billion of insured affiliated financial obligations and $22.9 billion of U.S. public finance debt ceded to National), was $5.2 billion. Insurance in force for the above portfolio, which includes all gross insured debt service, as of December 31, 2021 was $6.8 billion.
MBIA Corp. estimates that the average life of its international and structured finance insurance policies in force as of December 31, 2021 is 6 years. The average life was determined by applying a calculation using the remaining years to contractual maturity for international public finance obligations and estimated maturity for structured finance obligations and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2021 was $0.7 billion. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form
10-K
for further information regarding the Company’s insured portfolio.
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
MBIA Corp. is a party to a financing facility (the “Refinanced Facility”) between MZ Funding LLC (“MZ Funding”) and certain purchasers, pursuant to which the purchasers or their affiliates agreed to refinance the outstanding insured senior notes of MZ Funding, and MBIA Inc. received amended subordinated notes of MZ Funding (the “MZ Junior Note”). The Refinanced Facility is secured by a first priority security interest in all of MBIA Corp.’s right, title and interest in the recovery of its claims from the assets of Zohar CDO
2003-1,
Limited and Zohar II
2005-1
CDO which include, among other things, loans made to, and equity interests in certain portfolio

Item 1. Business (continued)

companies. During 2021, MBIA Corp. repaid in full the outstanding amount of the Refinanced Facility’s senior notes. Subsequent to December 31, 2021, MBIA Inc. agreed to extend the maturity date of the MZ Junior Note, with an aggregate principal amount of $68 million, until April 20, 2022, at a reduced interest rate. Refer to “Note 10: Debt” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form
10-K
for information on the Refinanced Facility.
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
As part of its Enterprise Risk Management framework, MBIA has identified climate change as an emerging risk to its insured portfolio of public finance credits. While the Company’s insurance subsidiaries are no longer writing new business and therefore do not need to assess climate risk in the context of underwriting decisions, its existing insured portfolios will take decades to run off and remain exposed to the impact of climate change.
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

Item 1. Business (continued)

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
MBIA’s Equal Employment Opportunity and
Non-Discrimination
and Anti-Harassment Policy applies to all applicants and employees, and other non-employee
third-parties and individuals working for or on behalf of MBIA. It prohibits harassment, discrimination and retaliation whether engaged in by, or directed toward, fellow employees, a supervisor or manager, or third-parties. MBIA prohibits retaliation or adverse employment action against any individual who, in good faith, reports discrimination or harassment or participates in an investigation of such reports.
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
MBIA‘s corporate mission has long included enhancing the strength and vitality of communities, whether through offering its insurance product, which reduces the borrowing cost of towns, cities and municipalities, or through the sponsorship of many diverse philanthropic efforts. In 2001, MBIA formed the MBIA Foundation, a 501(c)(3)
tax-exempt
organization, whose mission is to help improve the quality of life in the communities where the Company conducts business and where its employees live and work. Since inception, the MBIA Foundation has paid out over $21 million in matching gifts, over $12 million in grants to community organizations and almost $400,000 in service grants in support of employees’ volunteer efforts. The MBIA Foundation has also been active in supporting disaster relief efforts through direct donations from the Foundation and by increasing the customary match of 2:1 to 3:1 to further encourage employees donations.
Additionally, MBIA promotes employee volunteerism through its annual company-wide days of service, volunteer initiatives and special grants to organizations where employees volunteer or serve as board members. Through the Volunteer Initiatives Committee, the Foundation promotes a number of in-kind
donation drives each year, including clothing and food drives.

Item 1. Business (continued)

COVID-19
Pandemic Risk Management
In response to the
COVID-19
pandemic and in an effort to protect the health and well-being of its employees, the Company implemented its business continuity plans in early March of 2020. All employees worked remotely in 2021 until returning to the office in September, and have continued to operate in-office
aside from a pause in January 2022 at the height of the spread of the Omicron variant. At all times, management will exercise its best judgment and operate consistently with federal, state and local guidance.
MBIA is committed to fostering the physical, emotional and financial health and well-being of its employees. The Company offers its employees a variety of wellness events on an ongoing basis, which include exercise classes, nutrition seminars, financial counseling, biometric screenings, flu vaccines, annual physical exam incentives and more.
Losses and Reserves
Loss and loss adjustment expense (“LAE”) reserves are established by Loss Reserve Committees in each of our operating insurance companies and are reviewed by our executive Loss Reserve Committee, which consists of members of senior management. The Company’s loss and LAE reserves as of December 31, 2021 represent case basis reserves and estimates for LAE to be incurred. Case basis reserves represent the Company’s estimate of expected losses to be paid under its insurance contracts, net of potential recoveries and discounted using a current risk-free interest rate, for contracts where the estimated loss amount exceeds the unearned premium revenue on the related insurance contract. The Company estimates expected losses net of potential recoveries using the present value of probability-weighted estimated loss payments and recoveries, discounted at a rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract as required by accounting principles generally accepted in the United States for financial guarantee contracts. We record case basis loss reserves on insured obligations which have defaulted or are expected to default during the remaining life of the obligation.
For a further discussion of the methodology used by the Company for determining when a case basis reserve is established, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Loss and Loss Adjustment Expense Reserves” in Part II, Item 7 and “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements in Part II Item 8 of this Form
10-K.
Management believes that our reserves are adequate to cover the ultimate net cost of claims. However, because the reserves are based on management’s judgment and estimates, there can be no assurance that the ultimate liability will not exceed such estimates or that the timing of claims payments and the realization of recoveries will not create liquidity issues for the corresponding insurance company.
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

Item 1. Business (continued)

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
The extent of state and national insurance regulation and supervision varies by jurisdiction, but New York, Spain, Mexico and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements, and business conduct which must be maintained by insurance companies, and if our insurance companies fail to meet such requirements our regulators may impose certain remedial actions. Among other regulated conduct, these laws and regulations prescribe permitted classes and concentrations of investments. In addition, some state laws and regulations require the approval or filing of policy forms and rates. MBIA Insurance Corporation and National each are required to file detailed annual financial statements with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. The operations and accounts of the insurance companies are subject to examination by regulatory agencies at regular intervals. In addition to being subject to the insurance laws in the jurisdictions in which we operate, as a condition to obtaining required insurance regulatory approvals to enter into certain transactions and take certain other corporate actions, including the release of excessive contingency reserves in MBIA Insurance Corporation described below under “Contingency Reserves” and entry into the asset swap between MBIA Inc. and National described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Corporate Liquidity” in Part II, Item 7 of this Form
10-K,
MBIA Inc. and its operating insurance subsidiaries have and may in the future agree to provide notice to the NYSDFS or other applicable regulators prior to entering into transactions or taking other corporate actions (such as paying dividends when applicable statutory tests are satisfied) that would not otherwise require regulatory approval.
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

Item 1. Business (continued)

Contingency Reserves
As financial guarantee insurers, our domestic insurance companies are required by the laws and regulations of New York and other states to maintain, as applicable, contingency reserves on their municipal bond, asset-backed securities (“ABS”) or other financial guarantee liabilities. Under New York Insurance Law (the “NYIL”), a financial guarantee insurance company is required to contribute to contingency reserves 50% of premiums as they are earned on policies written prior to July 1, 1989 (net of reinsurance), and, with respect to policies written on and after July 1, 1989, such an insurer must make contributions over a period of 15 or 20 years (based on issue type), or until the contingency reserve for such insured issues equals the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.55% to 2.5%, depending upon the type of obligation guaranteed (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Other states maintain similar requirements. The contribution to, and maintenance of, the contingency reserve limits the amount of earned surplus that might otherwise be available for the payment of dividends. In each state, our domestic insurance companies may apply for release of portions of their contingency reserves in certain circumstances.
During the second quarter of 2021, MBIA Corp. received a
non-disapproval
from the NYSDFS, and in accordance with the NYIL and the National Association of Insurance Commissioners’ statutory accounting principles, to release to surplus $125 million of contingency reserves that were deemed excessive in relation to MBIA Corp.’s outstanding obligations under its financial guarantees. In connection with this release, MBIA Corp. modified its remaining contingency reserves as follows:

•
Third-party policies subject to contingency reserving primarily have investment grade ratings and a track record of satisfactory performance with no past or anticipated incurred losses. Based on a probability-weighted stress case scenario, MBIA Corp. maintains fixed contingency reserves on these policies.

•	MTNs issued by GFL are insured by MBIA Corp. For these policies, contingency reserves, which represent 2.5% of the principal guaranteed, were established over a 15 year period.

•
Investment agreements issued by MBIA Inc. and insured by MBIA Corp. are fully collateralized with high-quality collateral, primarily U.S. Treasuries. Consequently, MBIA Corp. no longer maintains any contingency reserves on these policies.

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
obligations.
During 2021 and 2020, National and MBIA Insurance Corporation reported single risk limit overages to the NYSDFS due to changes in their statutory capital. National and MBIA Insurance Corporation were in compliance with their aggregate risk limits as of December 31, 2021 and 2020.
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
CAPITAL FACILITIES
The Company does not currently maintain a capital facility. For a discussion of the Company’s capital resources refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of this Form
10-K.

Item 1. Business (continued)

FINANCIAL INFORMATION
Refer to “Note 12: Business Segments” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form
10-K
for information on the Company’s financial information by segment and premiums earned by geographic location.
EMPLOYEES AND HUMAN CAPITAL MANAGEMENT
As of December 31, 2021, MBIA had 87 employees at our single corporate headquarters located at 1 Manhattanville Road, Purchase, New York, none of whom are covered by collective bargaining agreements. In recent years, we have experienced only modest employee turnover and consider our employee relations to be satisfactory. MBIA’s human capital focus has been on identifying and retaining key personnel as the Company runs off its portfolios. MBIA has a succession plan in place and has identified internal candidates that could fill senior management and mid-level
management positions as the need arises. The Company’s senior management team and senior employee relations professionals work together on employee-related issues and initiatives, and on an annual basis conduct a full review of personnel to enable managers to provide meaningful feedback and growth opportunities, and to award promotions within the Company where warranted. The Company continues to rely on compensation components (such as salary, cash bonus awards and long-term incentive plan awards) to support employee retention. The Company incorporates performance metrics as part of the annual bonus offering with increased bonus potential for exceptional results. We utilize third-party benchmark data to establish market-based compensation levels. We believe that our current compensation and incentive levels reflect high performance expectations as part of our merit pay philosophy. The targeted use of long-term incentive plan awards for key talent is an important element of MBIA’s long-term retention strategy.
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
EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of the Company and their present ages and positions with the Company as of February 28, 2022 are set forth below:

Name	Age	Position and Term of Office
William C. Fallon	62	Chief Executive Officer and Director (executive officer since July 2005)
Anthony McKiernan	52	Executive Vice President and Chief Financial Officer (executive officer since August 2011)
Jonathan C. Harris	50	General Counsel and Secretary (executive officer since September 2017)
Daniel M. Avitabile	48	Assistant Vice President, and President and Chief Risk Officer of MBIA Corp. (executive officer since September 2017)
Adam T. Bergonzi	58	Assistant Vice President and Chief Risk Officer of National (executive officer since September 2017)
Christopher H. Young	49	Assistant Vice President, and Chief Financial Officer of National (executive officer since September 2017)
Joseph R. Schachinger	53	Controller (executive officer since May 2017)

Item 1. Business (continued)

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

Item 1A. Risk Factors (continued)

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
In particular, the Commonwealth of Puerto Rico and several of its public corporations and instrumentalities (“Puerto Rico”), which have reported significant fiscal stress, are currently in bankruptcy-like proceedings in the United States District Court for the District of Puerto Rico, pursuant to the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”).
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
As of December 31, 2021, National had 2.6 billion of debt service outstanding related to Puerto Rico. Since 2016, Puerto Rico has been unable or unwilling to pay its obligations as and when due, and National has been required to pay claims of unpaid principal and interest when due under its insurance policies as a consequence. Puerto Rico may continue to fail to make payments when due, which could cause National to make additional claims payments which could be material. During 2021, Puerto Rico defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $277 million. On January 1, 2022, Puerto Rico also defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $47 million. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National would experience losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations.
On February 22, 2021, National agreed to join a plan support agreement, dated as of February 22, 2021 (the “GO PSA”), among the Oversight Board, certain holders of GO Bonds and PBA Bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp, and Syncora Guarantee Inc. in connection with the GO and PBA Title III cases. The GO PSA provides that, among other things, National shall receive a pro rata share of allocable cash, newly issued General Obligation bonds, a contingent value instrument and certain fees. The GO PSA was amended on January 30, 2022 (the “Amended GO PSA”) to move the termination date from January 31, 2022 to March 15, 2022.

Item 1A. Risk Factors (continued)

On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain clawback claims and providing for a distribution of cash, bonds and a contingent value instrument to bondholders in the Puerto Rico Highway and Transportation Authority (“HTA”) Title III case subject to completing negotiations on a plan support agreement in respect of an HTA plan of adjustment (the “HTA PSA”). On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA. The Disclosure Statement was approved on July 27, 2021.
The Confirmation Hearing for the Commonwealth Title III case concluded on November 23, 2021. On January 14, 2022, the Oversight Board filed its final draft of the Modified Eighth Amended Plan of Adjustment for the Commonwealth of Puerto Rico and, on January 18, 2022, the Court signed the confirmation order. There can be no assurance that the plan will become effective within the time permitted under the Amended GO PSA, currently March 15, 2022, or by the Bankruptcy Court.
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
On February 18, 2022, the Ad Hoc Group of PREPA Bondholders filed an urgent motion to compel mediation and impose deadlines for a PREPA Plan, and on February 22, 2022, National filed a joinder to the motion. The Court agreed to set an expedited briefing schedule on the urgent motion, and will consider the pleadings on submission not before March 1, 2022.
Refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—U.S. Public Finance Insurance Puerto Rico Exposures” section in Part II, Item 7 of this Form
10-K
for additional information on our Puerto Rico exposures.
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
Budget deficits at all levels of government in the U.S., recessions, increases in corporate, municipal, sovereign, sub-sovereign
or consumer default rates and other general economic conditions may adversely impact the performance of our insured portfolios and the Company’s investment portfolio. In addition, we are exposed to correlation risk as a result of the possibility that multiple credits will experience losses as a result of any such event or series of events, in particular exposures that are backed by revenues from business and personal travel, such as bonds backed by hotel taxes.
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

Item 1A. Risk Factors (continued)

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
COVID-19
continues to be an ongoing pandemic. While efforts to contain
COVID-19
in the United States have been effective (distribution of vaccines and boosters, promotion of and use of masks, and social distancing), the current and longer-term impacts of
COVID-19
remains uncertain. The existence or extent of any impact on our insured or investment portfolios, or general business operations, will depend on future developments which are highly uncertain, including but not limited to the future severity of the pandemic, and the effectiveness of financial and regulatory actions taken at the state and federal levels to contain or address its impact. We also cannot predict how political, legal and regulatory responses to the pandemic, such as the nature of and conditions to aid to states or municipalities, tax policy, or programs designed to assist impacted individuals, will impact our business.

Item 1A. Risk Factors (continued)

Federal legislation passed to combat the economic impact of the pandemic has been significant, including the $2.7 trillion Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in 2020, which included significant aid to offset
COVID-19
related expenditures of public sector issuers including states, territories, healthcare, higher education and transportation issuers. Also, the Federal Reserve has shown willingness to promote the stability of the financial system that is directly supportive of the municipal market, such as the Municipal Lending Facility created in 2020. In March of 2021, Congress passed the American Rescue Plan Act of 2021, a $1.9 trillion economic stimulus package designed to further stabilize the financial system. This law allocated nearly $350 billion of aid to state and local governments to replace lost revenues resulting from the pandemic with relatively few restrictions on use of said funds. While the unprecedented amount of federal aid directed to state and local municipalities has blunted the impact of the pandemic, not all of the issuers of the obligations in National’s insured portfolio were eligible to receive it. Further, if issuers are unable to raise taxes, reduce spending, or receive federal assistance, the Company may experience new or additional losses or impairments on those obligations, which could materially and adversely affect its business, financial condition and financial results.
Any adverse developments on macroeconomic factors resulting from
COVID-19,
including without limitation reduced economic activity and certainty, increased unemployment, increased loan defaults or delinquencies, and increased stress on municipal budgets, including due to reduced tax revenues and the inability to raise taxes or limit spending, could materially and adversely affect the performance of our insured portfolio and our business, financial condition and results of operations. Specifically, such adverse effects could impact whether the individual municipal or structured finance credits we insure will be able to continue to meet their debt service obligations or avoid long term impairment, and could therefore result in an increase in defaults and on the amount of claims we will be obligated to pay on the related insurance policies. Such increases could cause us to revise our loss projections or other guidance we have previously provided. In particular, certain insured municipal credits, including those relating to Puerto Rico, could come under stress depending in part on the nature of the taxes, fees and revenues pledged to debt repayment and their sensitivity to the related slowdown in economic activity. Further, those structured finance policies in which the underlying principal obligations are comprised of residential or commercial mortgages and mortgage-backed securities, could be negatively impacted by delays or failures of borrowers to make payments of principal and interest when due, or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities. These transactions are also subject to servicer risks, which relate to problems with the transaction’s servicer that could adversely impact performance of the underlying assets. Additionally, several of our credits, particularly within our international public finance sector, feature large, near term debt-service payments, and there can be no assurance that the liquidity position of MBIA Insurance Corporation will enable it to satisfy any claims that arise if the issuers of such credits are unable or unwilling to refinance or repay their obligations. Further, any national recession that may result from the pandemic and its aftermath could present additional but yet unknown credit risks to all of our insured portfolios.
Additionally, our liquidity position and our investment portfolios (and, specifically, the valuations of investment assets we hold) could be adversely affected as a result of market developments from the
COVID-19
pandemic and uncertainty regarding its outcome. Changes in interest rates, reduced market liquidity or a continued slowdown in U.S. or global economic conditions may also adversely affect the values and cash flows of these assets or the investment portfolio yield and income. Further, extreme market volatility may impact our ability to efficiently and effectively react to market events. Market dislocations, decreases in observable market activity or unavailability of information, in each case, arising from the spread of
COVID-19,
may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with estimating the values of financial instruments within our financial reporting or otherwise, including estimates and changes in long term macro-economic assumptions relating to our estimate of current expected credit losses on our financial assets. Restricted access to such inputs may make our financial statement balances and estimates and assumptions used to run our business subject to greater variability and subjectivity.
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

Item 1A. Risk Factors (continued)

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
As of December 31, 2021, MBIA Inc. had $590 million of medium-term note liabilities, $306 million of Senior Notes liabilities and $274 million of investment agreement liabilities. Our substantial indebtedness and other liabilities could have material consequences because:

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
MBIA Corp. Risk Factors
As described further and for the reasons stated herein, we believe that MBIA Corp. will not provide significant economic or shareholder value to MBIA Inc. For additional information on MBIA Corp., refer to “Management’s

Item 1A. Risk Factors (continued)

Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—International and Structured Finance Insurance” in Part II, Item 7 of this Form
10-K.
Additionally, also as described further herein, given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any material economic impact on the financial condition or liquidity of MBIA Inc. However, there can be no assurance that the financial condition or a rehabilitation or liquidation proceeding of MBIA Insurance Corporation would not have an adverse impact on MBIA Inc. The risk factors described below with respect to MBIA Corp. are set forth for that reason, as well as for an independent understanding of the risks to MBIA Corp.
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
MBIA Insurance Corporation is particularly sensitive to the risk that it will not have sufficient capital or liquid resources to meet contractual payment obligations when due or to make settlement payments in order to terminate insured exposures to avoid losses. While management’s expected liquidity and capital forecasts for MBIA Insurance Corporation reflect adequate resources to pay expected claims, there are risks to the capital and liquidity forecasts as MBIA Insurance Corporation’s remaining insured exposures and its expected salvage recoveries are potentially volatile. Such volatility exists in salvage that MBIA Insurance Corporation may collect, including in particular recoveries on the claims it paid in respect of the insured notes issued by Zohar collateralized debt obligation (“CDO”)
2003-1,
Limited and Zohar II
2005-1
CDO (collectively, the “Zohar Claims Payments”), and the exposure in its remaining insured portfolio, which could deteriorate and result in significant additional loss reserves and claim payments, including claims on insured exposures that in some cases may require large bullet payments.
In July of 2019, MBIA Insurance Corporation consummated a financing facility (the “Refinanced Facility”) between MZ Funding LLC (“MZ Funding”) and certain purchasers, pursuant to which the purchasers or their affiliates (collectively, the “Senior Lenders”), agreed to refinance the outstanding insured senior notes of MZ Funding, and MBIA Inc. received amended subordinated notes of MZ Funding. In connection with the Refinanced Facility, the Senior Lenders purchased new senior notes issued by MZ Funding with an aggregate principal amount of $278 million. During 2021, MBIA Corp. repaid in full the outstanding amount of the insured senior notes. Subsequent to December 31, 2021, MBIA Inc. agreed to extend the maturity date of the subordinated notes of MZ Funding, which had an aggregate principal amount of $68 million, to April 20, 2022 at a reduced interest rate. The Refinanced Facility is described in more detail in “Note 10: Debt” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form
10-K.
While MBIA Insurance Corporation believes that it will receive substantial recoveries on the loans made to, and equity interests in, companies that, until late March of 2020, were purportedly controlled and managed by the sponsor and former collateral manager of the Zohar CDOs referenced above (collectively, the “Zohar Collateral”), recoveries thus far on the Zohar CDOs’ interests in the portfolio companies have been below expectations, and there remains significant uncertainty with respect to the realizable value of the remaining Zohar Collateral. Further, as the monetization process at the remaining portfolio companies continues to unfold in coordination with the new directors and managers in place, and new information concerning the financial condition of the portfolio companies is disclosed, we will continue to revise our expectations for recoveries. There can be no assurance that such information will not lead to material revisions to our expectations for the recovery from any individual portfolio company.
If the amount of recoveries on the Zohar Collateral falls below our expectations, MBIA Insurance Corporation would likely incur additional and potentially substantial losses, which could materially impair its statutory capital and liquidity. Further, MBIA Insurance Corporation believes that if the NYSDFS concludes at any time that MBIA Insurance Corporation will not be able to satisfy its obligations under its other issued policies, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the NYIL and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance

Item 1A. Risk Factors (continued)

Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the NYSDFS. The NYSDFS enjoys broad discretion in this regard, and any determination they may make would not be limited to consideration of the matters described above. As noted, however, given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any material economic long-term liquidity impact on MBIA Inc.
MBIA Corp. insures certain transactions that continue to perform poorly and increased losses or a delay or failure in collecting expected recoveries may materially and adversely affect its financial condition and results of operations.
MBIA Corp. insures certain structured finance transactions that remain volatile and could result in additional losses, which could be substantial. MBIA Corp. has also recorded significant loss reserves on its residential mortgage-backed securities (“RMBS”) and collateralized debt obligation (“CDO”) exposures, and there can be no assurance that these reserves will be sufficient, in particular if the economy deteriorates. These transactions are also subject to servicer risk, which relates to problems with the transaction’s servicer that could adversely affect performance of the underlying assets. As of December 31, 2021, MBIA Corp. recorded expected RMBS recoveries of $88 million, including recoveries related to consolidated VIEs, on our RMBS transactions, in reimbursement of our past and future expected claims. Of this amount, $43 million is included in “Insurance loss recoverable” and $45 million is included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. RMBS recoveries relate to structural features within the trust structures that allow for the Company to be reimbursed for prior claims paid. These reimbursements for specific trusts include recoveries that are generated from the excess spread of the transactions. Excess spread within insured RMBS securitizations is the difference between interest inflows on mortgage loan collateral and interest outflows on the insured RMBS notes. There can be no assurance that this recovery will be received in its entirety or in the expected timeframe.
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

Item 1A. Risk Factors (continued)

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

Item 2. Properties
The Company maintains office space located in Purchase, New York, in which the Company, National, MBIA Corp., and MBIA Services Corporation have their headquarters. The Company also leases office space in Mexico City, Mexico. The Company generally believes that these facilities are adequate and suitable for its current needs.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed on the New York Stock Exchange under the symbol “MBI.” As of February 21, 2022, there were 250 shareholders of record of the Company’s common stock. The Company did not pay cash dividends on its common stock during 2021 or 2020. For information on the ability for certain subsidiaries of the Company to transfer funds to the Company in the form of cash dividends or otherwise, refer to “Item 1. Business—Insurance Regulation” in this annual report.
During 2021, the Company or National did not purchase or repurchase any shares. During 2020, the Company or National purchased or repurchased 26.4 million shares at a cost of $198 million under the repurchase authorization approved by the Company’s Board of Directors (the “Board”) in May 2020 and November 2017 and exhausted these share repurchase authorizations. During 2019, the Company or National purchased or repurchased 11.1 million shares at a cost of $101 million under the repurchase authorization approved by the Board in November 2017.
The table below presents repurchases made by the Company or National in each month during the fourth quarter of 2021. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III for a further discussion of securities authorized for issuance under long-term incentive plans.

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions)
October	86	13.70	—	$—
November	89	13.37	—	—
December	24,956	15.77	—	—

(1) Represents 86 shares in October, 89 shares in November and 100 shares in December repurchased in open market transactions as investments in the Company’s non-qualified
deferred compensation plan and 24,856 shares in December were repurchased by the Company in open market transactions for settling awards under the Company’s long term incentive plan.
As of December 31, 2021, 283,186,115 shares of Common Stock of the Company, par value $1 per share, were issued and 54,556,112 shares were outstanding.
Stock Performance Graph
The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Index (“S&P 500 Index”) and the S&P 500 Financials Sector Index (“S&P Financials Index”) for the last five fiscal years. The graph assumes a $100 investment at the closing price on December 31, 2021 and reinvestment of dividends in the security/index on the respective dividend payment dates without commissions. This graph does not forecast future performance of our common stock.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

	2016	2017	2018	2019	2020	2021
MBIA Inc. Common Stock	100.00	68.41	83.36	86.92	61.50	147.57
S&P 500 Index	100.00	121.82	116.47	153.13	181.29	233.28
S&P Financials Index	100.00	122.14	106.21	140.30	137.83	185.90
Source: Bloomberg Finance L.P.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations of MBIA Inc. should be read in conjunction with the other sections of this Form
10-K.
In addition, this discussion and analysis of financial condition and results of operations includes statements of the opinion of MBIA Inc.’s management which may be forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Refer to “Forward-Looking and Cautionary Statements” and “Risk Factors” in Part I, Item 1A of this Form
10-K
for a further discussion of risks and uncertainties.
This section of this Form
10-K
generally discusses 2021 and 2020 items and
year-to-year
comparisons between 2021 and 2020 results. Discussions of 2019 items and year-to-year
comparisons between 2020 and 2019 results not included in this Form
10-K
can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2020.
OVERVIEW
MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA”, the “Company”, “we”, “us”, or “our”) operates within the financial guarantee insurance industry. MBIA manages its business within three operating segments: 1) United States (“U.S.”) public finance insurance; 2) corporate; and 3) international and structured finance insurance. Our U.S. public finance insurance portfolio is managed through National Public Finance Guarantee Corporation (“National”), our corporate segment is managed through MBIA Inc. and several of its subsidiaries, including our service company, MBIA Services Corporation (“MBIA Services”), and our international and structured finance insurance business is primarily managed through MBIA Insurance Corporation and its subsidiary (“MBIA Corp.”).
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
COVID-19
and the Economic Environment
The novel coronavirus
COVID-19
(“COVID-19”)
continues to be an ongoing pandemic. While efforts to contain
COVID-19
in the United States have been effective (distribution of vaccines and boosters, promotion of and the use of masks, and social distancing), the current and longer-term impacts of
COVID-19
remain uncertain. The existence or extent of any impact on our insured or investment portfolios, or general business operations, will depend on future developments which are highly uncertain, including but not limited to the future severity of the pandemic, and the effectiveness of financial and regulatory actions taken at the state and federal levels to contain or address its impact. We also cannot predict how political, legal and regulatory responses to the pandemic, such as the nature of and conditions to aid to states or municipalities, tax policy, or programs designed to assist impacted individuals, will impact our business.
Federal legislation passed to combat the economic impact of the pandemic has been significant, including the $2.7 trillion Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in 2020, which included significant aid to offset
COVID-19
related expenditures of public sector issuers including states, territories, healthcare, higher education and transportation issuers. Also, the Federal Reserve has shown a willingness to promote the stability of the financial system that is directly supportive of the municipal market, such as the Municipal Lending Facility created in 2020. In March of 2021, the American Rescue Plan Act of 2021 was enacted, a $1.9 trillion economic stimulus package designed to further stabilize the financial system. This law allocated nearly $350 billion of aid to state and local governments to replace lost revenues resulting from the pandemic with relatively few restrictions on use of said funds. However, economic activity, employment and inflation remain at risk as the path of

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW (continued)

economic recovery will still be significantly affected by the course of the virus, including new variants, and the continuing progress on vaccinations throughout the country. With inflation elevating, the Federal Reserve has signaled that the economy is healthy enough and in need of a tighter monetary policy that will likely entail interest rate hikes, tapering of monthly asset purchases and a reduced balance sheet.
Insured portfolios
Any adverse developments on macroeconomic factors resulting from
COVID-19,
including without limitation reduced economic activity and certainty, increased unemployment, increased loan defaults or delinquencies, and increased stress on municipal budgets, including due to reduced tax revenues and the ability to raise taxes or limit spending, could materially and adversely affect the performance of the Company’s insured portfolios. Any impact of the pandemic on the Company’s financial guarantee credits would vary based on the nature of the taxes, fees and revenues pledged to debt repayment and their sensitivity to the related slowdown in economic activity. Economic deterioration at the state and local level weakens the credit quality of the issuers of our insured municipal bonds, reduces the performance of our insured U.S. public finance portfolio and, while such has not yet occurred materially, could increase the amount of National’s potential incurred losses. The duration of the pandemic, the efficacy of vaccines, spending of federal aid to state and local governments, and the breadth and speed of economic recovery will determine the degree of economic stress, if any, incurred by the credits in the Company’s insured portfolios. While the unprecedented amount of federal aid directed to state and local municipalities has blunted the impact of the pandemic, not all of the issuers of the obligations in National’s insured portfolio were eligible to receive it. Further, if issuers are unable to raise taxes, reduce spending, or receive federal assistance, while such has not yet occurred materially, the Company may experience new or additional losses or impairments on those obligations, which could materially and adversely affect its business, financial condition and financial results.
Certain of MBIA Corp.’s structured finance policies, including those in which the underlying principal obligations are comprised of residential or commercial mortgages and mortgage-backed securities (“MBS”), could be negatively impacted by delays or failures of borrowers to make payments of principal and interest when due, or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities. MBIA Corp. has recorded significant loss reserves on its residential mortgage-backed securities (“RMBS”) and collateralized debt obligations (“CDO”) exposures, and there can be no assurance that these reserves will be sufficient if the pandemic causes further deterioration to the economy. These transactions are also subject to servicer risks, which relate to problems with the transaction’s servicer that could adversely impact performance of the underlying assets. Additionally, several of our credits, particularly within our international public finance sector, feature large, near term debt-service payments, while there can be no assurance that the liquidity position of MBIA Corp. will enable it to satisfy any claims that arise if the issuers of such credits are unable or unwilling to refinance or repay their obligations. MBIA Corp. has recorded expected recoveries on certain RMBS transactions, and the forbearance options that mortgage borrowers who were facing financial difficulties took advantage of under the CARES Act may continue to delay or impair collections on these recoveries.
Liquidity
The Company continues to monitor its cash and liquid asset resources using cash forecasting and stress-scenario testing. Members of the Company’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity levels. While liquidity levels and collateral amounts have normalized since the beginning of the pandemic, any additional impact the pandemic may have on our future liquidity position remains uncertain. Declines in the market value or rating eligibility of assets pledged against the Company’s obligations as a result of credit market deterioration caused by
COVID-19
or other factors may require additional eligible assets to be pledged in order to meet minimum required collateral amounts against these obligations. This could require the Company to sell assets, potentially with substantial losses or use free cash or other assets to meet the collateral requirements, thus negatively impacting the Company’s liquidity position. Additionally, declines in the yields in our insurance companies’ fixed-income investment portfolios could materially impact investment income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW (continued)

2021 Business Developments
The following is a summary of 2021 business developments:
Puerto Rico (Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures)

•
During 2021, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $277 million. On January 1, 2022, Puerto Rico also defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $47 million. As of December 31, 2021, National had $2.6 billion of debt service outstanding related to Puerto Rico.

•
In January of 2021, the reconstitution of the Oversight Board with the reappointment of three existing members and appointment of four new members for three-year terms, including the newly elected Governor sitting as an ex officio
member, was confirmed.

•
On February 22, 2021, National agreed to join a plan support agreement, dated as of February 22, 2021 (the “GO PSA”), among the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), certain holders of GO Bonds and PBA Bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp, and Syncora Guarantee Inc. in connection with the GO and PBA Title III cases. The GO PSA provides that, among other things, National shall receive a pro rata share of allocable cash, newly issued General Obligation bonds, a contingent value instrument and certain fees. The GO PSA was amended on January 30, 2022 (the “Amended GO PSA”) to move the termination date from January 31, 2022 to March 15, 2022.

•
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

•
The Confirmation Hearing for the Commonwealth Title III case concluded on November 23, 2021. On January 14, 2022, the Oversight Board filed its final draft of the Modified Eighth Amended Plan of Adjustment for the Commonwealth of Puerto Rico, and on January 18, 2022, the Court signed the confirmation order. There can be no assurance that the plan will become effective within the time permitted under the Amended GO PSA or by the Bankruptcy Court.

•
Pursuant to the plan of adjustment, GO Bondholders were required to choose between commuting their insurance policy with National or having their insurance policy accelerated and receiving a one-time
payment of par and accrued interest from National. Approximately 27% of bondholders voted by the deadline of October 18, 2021 to commute their insurance policies with National. The expected commutation and acceleration should occur shortly after Plan effectiveness and will reduce National’s insured Puerto Rico Commonwealth GO (“GO”) exposure to zero.

•
In October of 2021 and January of 2022, National sold $199 million and $231 million, respectively, of Puerto Rico Electric Power Authority (“PREPA”) bankruptcy claims related to insurance claims paid on matured National-insured PREPA bonds. These transactions represented approximately 35% of National’s par claims to PREPA, monetized a portion of National’s salvage asset at a discount to National’s previous carrying value, and reduced potential volatility and ongoing risk of remediation around the PREPA credit. Subsequent to the sale of these PREPA bankruptcy claims, National does not have a material amount of additional par claims to PREPA that have matured and can be sold.

Credit Suisse
In January of 2021, the Court overseeing MBIA Corp.’s litigation against Credit Suisse Securities (USA) LLC and DLJ Mortgage Capital, Inc. (collectively, “Credit Suisse”), involving the ineligibility of a majority of the loans in the

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW (continued)

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
put-back
claims.
RESULTS OF OPERATIONS
Summary of Consolidated Results
The following table presents a summary of our consolidated financial results for the years ended December 31, 2021, 2020 and 2019. Refer to the “Liquidity and Capital Resources—Capital Resources—Insurance Statutory Capital” section for a discussion of National’s and MBIA Insurance Corporation’s capital position under statutory accounting principles (“U.S. STAT”).

	Years Ended December 31,
In millions except for per share, percentage and share amounts	2021	2020	2019
Total revenues	$189	$282	$280
Total expenses	634	860	637

Income (loss) before income taxes	(445)	(578)	(357)
Provision (benefit) for income taxes	—	—	2

Net income (loss)	$(445)	$(578)	$(359)

Net income (loss) per basic and diluted common share	$(8.99)	$(9.78)	$(4.43)
Effective tax rate	0.0%	0.0%	-0.6%
Adjusted net income (loss) (1)	$(261)	$(173)	$(17)
Adjusted net income (loss) per diluted share (1)	$(5.27)	$(2.93)	$(0.21)
Cost of shares repurchased	$—	$198	$101
Weighted average basic and diluted common shares outstanding	49,472,281	59,071,843	81,014,285

(1)—Adjusted net income (loss) and adjusted net income (loss) per diluted share are non-GAAP
measures. Refer to the following
Non-GAAP
Adjusted Net Income (Loss) section for a discussion of adjusted net income (loss) and adjusted net income (loss) per diluted share and a reconciliation of GAAP net income (loss) to adjusted net income (loss) and GAAP net income (loss) per diluted share to adjusted net income (loss) per diluted share.
2021 vs. 2020 GAAP Results
Income (loss) Before Income Taxes
The decrease in consolidated total revenues was primarily due to VIE net losses in 2021 compared with net gains in 2020 and a decrease in investment-related revenues and gains, partially offset by gains on interest rate swaps and foreign exchange gains in 2021 compared with net losses in 2020. Net losses of consolidated variable interest entities (“VIEs”) of $23 million during 2021 declined from net gains of $163 million during 2020. The unfavorable changes in VIE revenues were primarily due to gains in 2020 from an increase in the Credit Suisse put-back
recoveries of $118 million. These
put-back
claims were settled and received in the first quarter of 2021. In addition, 2021 included losses of $14 million from the deconsolidation of VIEs compared with gains of $37 million in 2020 related to a reversal of an allowance for credit losses on the assets of a VIE. Also, 2020 included $18 million of net investment income of VIEs with no comparable income for the same period of 2021 due to the deconsolidation of VIEs in 2020. The decrease in investment related revenues resulted from lower average investment yields in 2021 and higher gains from sales of investments in 2020. In 2021, fair value gains were $36 million on our interest rate swaps for which we receive floating rates compared with fair value losses of $26 million during 2020.The fair value gains on our interest rate swaps in 2021 were due to favorable changes in interest rates compared with unfavorable changes in the same period of 2020. The foreign exchange gains in 2021 was due to the strengthening of the U.S. dollar compared with foreign exchange losses in 2020 on Euro-denominated liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Consolidated total expenses for 2021 and 2020 included net insurance losses and loss adjustment expense (“LAE”) of $350 million and $530 million, respectively. The decrease in losses and LAE was primarily due to a smaller write-down of expected salvage collections from insured CDOs in 2021 when compared with 2020 and an incurred benefit from changes in risk-free rates on first-lien RMBS in 2021. These decreases losses and LAE were partially offset by an increase in net losses and LAE on certain Puerto Rico credits. Refer to the following “Losses and Loss Adjustment Expenses” sections of National and MBIA Corp. for additional information on our insurance losses and LAE. In addition, interest expense was lower in 2021 primarily due to the redemption of corporate debt in December of 2020. Also, interest expense of consolidated VIEs decreased in 2021 compared with 2020 due to the deconsolidation of VIEs in 2020 and the repayment of the outstanding insured senior notes of MBIA Corp.’s financing facility between MZ Funding and certain purchasers (“Refinanced Facility”) during 2021.
Provision for Income Taxes
For 2021 and 2020, our effective tax rate applied to our loss before income taxes was 0% compared with the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset, which includes our net operating loss (“NOL”).
As of December 31, 2021 and 2020, the Company’s valuation allowance against its net deferred tax asset was $1.1 billion and $966 million, respectively. Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National. Accordingly, the Company will continue to re-evaluate
its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future. Refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.
The CARES Act established new tax provisions including, but not limited to: (1) five-year carryback of NOLs generated in 2018, 2019 and 2020; (2) accelerated refund of alternative minimum tax credit carryforwards; and (3) retroactive changes to allow accelerated depreciation for certain depreciable property. The legislation did not have a material impact on the Company’s tax positions due to the lack of taxable income in the carryback periods.
In December of 2020, Congress passed the Consolidated Appropriations Act (“the Act”) to respond to the health and economic impacts of
COVID-19.
The Act includes a number of tax law changes, including the expansion of the Employee Retention Credit, important changes to the Paycheck Protection Program, and extension of a variety of expiring tax provisions. On March 6, 2021, Congress passed the American Rescue Plan Act to further respond to the health and economic impacts of
COVID-19.
Among other changes, the legislation provided for an extension of the Employee Retention Credit through 2021. In November of 2021, the Infrastructure Investment and Jobs Act amended the law so that the Employee Retention Credit applied only to wages paid before October 1, 2021. These legislations do not have a material impact on the Company’s tax positions.
Non-GAAP
Adjusted Net Income (Loss)
In addition to our results prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP), we also analyze the operating performance of the Company using adjusted net income (loss) and adjusted net income (loss) per diluted common share, both non-GAAP
measures. Since adjusted net income (loss) is used by management to assess performance and make business decisions, we consider adjusted net income (loss) and adjusted net income (loss) per diluted common share fundamental measures of periodic financial performance which are useful in understanding our results. Adjusted net income (loss) and adjusted net income (loss) per diluted common share are not substitutes for net income (loss) and net income (loss) per diluted common share determined in accordance with GAAP, and our definitions of adjusted net income (loss) and adjusted net income (loss) per diluted common share may differ from those used by other companies.

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

•
Net realized investment gains (losses), impaired securities and extinguishment of debt
– We remove realized gains (losses) on the sale of investments, net investment losses related to impairment of securities and net gains (losses) on extinguishment of debt since the timing of these transactions are subject to management’s assessment of market opportunities and conditions and capital liquidity positions.

•	Income taxes – We apply a zero effective tax rate for federal income tax purposes to our pre-tax adjustments, if applicable, consistent with our consolidated effective tax rate.
The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
In millions, except share and per share amounts	2021	2020	2019
Net income (loss)	$(445)	$(578)	$(359)
Less: adjusted net income adjustments:
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(283)	(391)	(369)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments (1)	39	(27)	(39)
Foreign exchange gains (losses) (1)	25	(35)	7
Net realized investment gains (losses)	5	48	129
Net investment losses related to impairments of securities	—	—	(67)
Net gains (losses) on extinguishment of debt	30	—	(1)
Other net realized gains (losses)	—	—	(2)
Adjusted net income adjustment to the (provision) benefit for income tax (2)	—	—	—

Adjusted net income (loss)	$(261)	$(173)	$(17)

Adjusted net income (loss) per diluted common share (3)	$(5.27)	$(2.93)	$(0.21)

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

Since the Company has a full valuation allowance against its net deferred tax asset and a zero consolidated effective tax rate, the book value per share adjustments reflect a zero effective tax rate.
The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

	As of December 31,	As of December 31,
In millions except share and per share amounts	2021	2020
Total shareholders’ equity of MBIA Inc.	$(313)	$136
Common shares outstanding	54,556,112	53,677,148
GAAP book value per share	$(5.73)	$2.55
Management’s adjustments described above:
Remove negative book value per share of MBIA Corp.	(35.94)	(31.97)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	2.02	2.86
Include net unearned premium revenue in excess of expected losses	3.58	4.29
U.S. Public Finance Insurance Segment
Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt
and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of December 31, 2021, National had total insured gross par outstanding of $36.5 billion.
National continues to monitor and remediate its existing insured portfolio and may also pursue strategic alternatives that could enhance shareholder value. Some state and local governments and territory obligors that National insures are experiencing financial and budgetary stress which may be exacerbated by
COVID-19.
As a result of
COVID-19,
we have increased our monitoring of certain credits. Financial and budgetary stress could lead to an increase in defaults by such entities on the payment of their obligations and, while such has not yet occurred materially, losses or impairments on a greater number of the Company’s insured transactions. In particular, Puerto Rico had been experiencing significant fiscal stress and constrained liquidity, and in response, Congress passed PROMESA, which established the Oversight Board vested with the sole power to certify fiscal plans for Puerto Rico. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of stress affecting our insured credits remains uncertain.
The following table presents our U.S. public finance insurance segment results for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,			Percent Change
In millions	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net premiums earned	$49	$57	$66	-14%	-14%
Net investment income	58	70	98	-17%	-29%
Net realized investment gains (losses)	2	37	124	-95%	-70%
Net gains (losses) on financial instruments at fair value and foreign exchange	(2)	2	15	n/m	-87%
Net investment losses related to other-than-temporary impairments	—	—	(67)	n/m	-100%
Fees and reimbursements	3	3	3	—%	—%
Other net realized gains (losses)	—	(1)	2	-100%	-150%
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	—	—	64	n/m	-100%
Other net realized gains (losses)	—	—	(43)	n/m	-100%

Total revenues	110	168	262	-35%	-36%

Losses and loss adjustment	227	163	53	39%	n/m
Amortization of deferred acquisition costs	11	11	16	—%	-31%
Operating	51	48	49	6%	-2%

Total expenses	289	222	118	30%	88%

Income (loss) before income taxes	$(179)	$(54)	$144	n/m	-138%

n/m—Percent change not meaningful.
NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

issues. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. Refunding activity can vary significantly from period to period based on issuer refinancing behavior. For 2021 and 2020, scheduled premiums earned were $36 million and $42 million, respectively, and refunded premiums earned were $13 million and $15 million, respectively.
NET INVESTMENT INCOME The decrease in net investment income for 2021 compared with 2020 was primarily due to a lower average invested asset base in 2021 resulting from claim payments and payments of dividends to MBIA Inc., and from purchases of MBIA Inc. common shares during 2020.
NET REALIZED INVESTMENT GAINS (LOSSES) For the year ended December 31, 2020, net realized investment gains resulted from the sales of securities from the ongoing management of our U.S. public finance investment portfolio, which includes ensuring National has adequate liquidity to pay claims.
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
For 2021, losses and LAE incurred primarily related to changes in loss scenario assumptions on Puerto Rico HTA, PREPA and GO credits and the impact of an increase in risk-free rates used to discount net reserves. The loss and LAE incurred related to HTA was driven by changes in loss reserve scenario assumptions to reflect the most recent Plan of Adjustment including certain assumptions about recovery valuation on the date National expects to receive cash, bonds, and the contingent value instrument (“CVI”), which resulted in a decreased recovery value. Also in 2021, National modified its PREPA scenario assumptions to reflect actual and expected sales of recoverables on PREPA bankruptcy claims that have been fully satisfied by National’s insurance claim payments, which decreased its expected PREPA recoveries, partially offset by additional expected recoveries under the PREPA RSA. In addition, during 2021, National modified its GO scenario assumptions to incorporate the final terms of the Plan of Adjustment. This included a commutation of 27% of National’s outstanding insured bonds and an acceleration of National’s remaining insured bonds. National also updated its GO loss reserve scenarios to include certain assumptions about recovery valuation on the date it expects to receive cash, bonds and the CVI, which resulted in an increased recovery value.
For 2020, losses and LAE primarily related to certain Puerto Rico exposures as a result of updating scenarios and assumptions as well as a change in the timing on expected settlements, and losses related to an investor owned utility exposure, partially offset by the decline in risk-free rates used to discount net reserves which caused future recoveries to increase
The following table presents information about our U.S. public finance insurance loss recoverable assets and loss and LAE reserves liabilities as of December 31, 2021 and 2020:

In millions	December 31, 2021	December 31, 2020	Percent Change
Assets:
Insurance loss recoverable	$1,054	$1,220	-14%
Reinsurance recoverable on paid and unpaid losses (1)	3	6	-50%
Liabilities:
Loss and LAE reserves	425	469	-9%
Insurance loss recoverable—ceded (2)	55	48	15%

Net reserve (salvage)	$(577)	$(709)	-19%

(1)—Reported within “Other assets” on our consolidated balance sheets.
(2)—Reported within “Other liabilities” on our consolidated balance sheets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The insurance loss recoverable as of December 31, 2021 decreased compared with December 31, 2020 primarily as a result of the sale of a portion of PREPA bankruptcy claims that have been fully satisfied by National’s insurance claim payments. In January 2022, National completed the sale of its remaining PREPA bankruptcy claims. Loss and LAE reserves as of December 31, 2021 declined compared with December 31, 2020 primarily due to actual payments made related to certain Puerto Rico exposures, partially offset by an increase in expected payments and unfavorable changes in future recoveries of unpaid losses due to changes in assumptions and an increase in risk-free discount rates.
POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the years ended December 31, 2021, 2020 and 2019 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Gross expenses	$51	$48	$49	6%	-2%

Amortization of deferred acquisition costs	$11	$11	$16	—%	-31%
Operating	51	48	49	6%	-2%

Total insurance expenses	$62	$59	$65	5%	-9%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Operating expenses increased in 2021 compared with 2020 primarily due to increases in legal costs.
When an insured obligation refunds, we accelerate to expense any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during 2021 or 2020 as we did not write any new insurance business in those years.
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
The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of December 31, 2021 and 2020. Capital appreciation bonds (“CABs”) are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	December 31, 2021		December 31, 2020
Rating	Amount	%	Amount	%
AAA	$1,682	4.6%	$2,080	5.0%
AA	14,874	40.8%	16,299	39.0%
A	10,439	28.6%	12,888	30.8%
BBB	6,187	17.0%	7,019	16.7%
Below investment grade	3,269	9.0%	3,570	8.5%

Total	$36,451	100.0%	$41,856	100.0%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance Puerto Rico Exposures
The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of December 31, 2021.

In millions	Gross Par Outstanding		Debt Service Outstanding	National Internal Rating
Puerto Rico Electric Power Authority (PREPA)	$809		$1,085	d
Puerto Rico Commonwealth GO	224		295	d
Puerto Rico Public Buildings Authority (PBA) (1)	156		200	d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	523		856	d
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue (PRHTA)	27		33	d
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	39	(2)	57	d
University of Puerto Rico System Revenue	70		91	d
Inter American University of Puerto Rico Inc.	17		21	a3

Total	$1,865		$2,638

(1)—Additionally secured by the guarantee of the Commonwealth of Puerto Rico.
(2)—Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy. As of December 31, 2021, gross par outstanding plus CABs accreted interest was $41 million.
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
On May 3, 2017, the Oversight Board certified and filed a petition under Title III of PROMESA for Puerto Rico with the District Court of Puerto Rico thereby commencing a bankruptcy-like case for the Commonwealth GO. Under separate petitions, the Oversight Board subsequently commenced Title III proceedings for COFINA, PRHTA, PREPA and PBA on May 5, 2017, May 21, 2017, July 2, 2017 and September 27, 2019, respectively. One of the proceedings was resolved on February 4, 2019, when the District of Puerto Rico entered the order confirming the Third Amended Title III Plan of Adjustment for COFINA. The Title III cases for the Commonwealth of Puerto Rico and PBA were confirmed on January 18, 2022, and are expected to exit bankruptcy before the end of the first quarter of 2022. There can be no assurance that the Title III proceedings for PREPA and PRHTA will be resolved with similar outcomes.
As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $1.8 billion relating to GO bonds, PBA bonds, PREPA bonds and PRHTA bonds through December 31, 2021, inclusive of the commutation payment and the additional payment in the amount of $66 million on December 17, 2019 related to COFINA.
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
On February 22, 2021, National agreed to join a plan support agreement, dated as of February 22, 2021 (the “GO PSA”), among the Oversight Board, certain holders of GO Bonds and PBA Bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp, and Syncora Guarantee Inc. in connection with the GO and PBA Title III cases. The GO PSA provides that, among other things, National shall receive a pro rata share of allocable cash, newly issued General Obligation bonds, a contingent value instrument and certain fees. The GO PSA was amended on January 30, 2022 (the “Amended GO PSA”) to move the termination date from January 31, 2022 to March 15, 2022. Pursuant to the GO PSA, the Oversight Board and National jointly obtained the entry of an order in the Title III court staying National’s participation in actions related to the clawback of HTA funds from the Commonwealth, and National shall take no further action with respect to those proceedings subject to the Commonwealth plan becoming effective.
The Confirmation Hearing for the Commonwealth of Puerto Rico Title III case concluded on November 23, 2021. On January 14, 2022, the Oversight Board filed its final draft of the Modified Eighth Amended Plan of Adjustment for the Commonwealth of Puerto Rico, and on January 18, 2022, the Court signed the confirmation order. There can be no assurance that the plan will become effective within the time permitted under the Amended GO PSA, currently March 15, 2022, or by the Bankruptcy Court.
In October of 2021, bondholders voted to approve the GO PSA which included the option for National insured bondholders to choose between commuting their insurance policy with National or receiving a one-time
cash payment equal to outstanding par and accrued interest via an acceleration of National’s insurance policy. Insured bondholders were required to choose one of these two options. Therefore, shortly after implementation of the PSA National’s insured GO exposure will be reduced to zero. The GO PSA was amended on January 30, 2022 (the “Amended GO PSA”) to move the termination date from January 31, 2022 to March 15, 2022.
On July 24, 2019, the Court entered an order staying certain adversary proceedings and contested matters until December 31, 2019, and imposing mandatory mediation under Judge Houser. Among the matters stayed in which National is either a party in interest or intervenor are the (i) PBA adversary proceeding seeking to recharacterize the PBA bonds as financings and (ii) GO adversary and HTA adversary proceedings, both challenging bondholder liens. Pursuant to interim schedules entered by the Court in December 2019, the PBA adversary proceeding and the HTA adversary proceeding were to remain stayed until March 11, 2020, but the Court subsequently stayed all such adversary proceedings indefinitely subject to the progress of the GO confirmation process. As part of the Amended GO PSA, National’s participation in this litigation will be stayed subject to the effective date of the Commonwealth plan of adjustment.
PBA
On December 21, 2018, the Oversight Board filed an adversary complaint seeking to disallow the PBA’s administrative rent claims against the Commonwealth. The PBA bonds are payable from the rent the Commonwealth pays under its lease agreements with the PBA. The Oversight Board alleges that the Commonwealth has no obligation to make rent payments under section 365(d)(3) of the Bankruptcy Code and that the PBA is not entitled to a priority administrative expense claim under the leases. On April 16, 2019, the Court entered an order setting a discovery schedule. On September 27, 2019, the Oversight Board filed a Title III petition for the PBA.
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
On February 18, 2022, the Ad Hoc Group of PREPA Bondholders filed an urgent motion to compel mediation and impose deadlines for a PREPA Plan, and on February 22, 2022, National filed a joinder to the motion. The Court agreed to set an expedited briefing schedule on the urgent motion, and will consider the pleadings on submission not before March 1, 2022.
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
In October of 2021 and January of 2022, National sold $199 million and $231 million, respectively, of PREPA bankruptcy claims related to insurance claims paid on matured National-insured PREPA bonds. These transactions represented approximately 35% of National’s par claims to PREPA, monetized a portion of National’s salvage asset at a discount to National’s previous carrying value, and reduced potential volatility and ongoing risk of remediation around the PREPA credit. Subsequent to the sale of these PREPA bankruptcy claims, National does not have a material amount of additional par claims to PREPA that have matured and can be sold.
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
Status of Puerto Rico’s Fiscal Plans
In January of 2021, the Oversight Board requested that the Puerto Rico government submit a proposed updated Fiscal Plan for the Commonwealth. The Commonwealth submitted a revised fiscal plan on March 8, 2021. On March 15, 2021, the Oversight Board deemed the Puerto Rico government’s fiscal plan to be non-compliant,
and has required the government to submit a revised updated fiscal plan, including all financial and supporting models. The Oversight Board certified the government’s fiscal plan on April 23, 2021. For the remaining component units, the Oversight Board certified fiscal plans for PREPA, the University of Puerto Rico (the “University”) and PRHTA on May 27, 2021. The Oversight Board also certified the fiscal year 2022 budgets for Commonwealth, PREPA, the University and PRHTA on June 27, 2021. In connection with the anticipated implementation of the Commonwealth and PRHTA plans of adjustments, the Oversight Board has commenced the process of approving revised Fiscal Plans for fiscal year 2023, which commences on July 1, 2022.
University of Puerto Rico
The University is not a debtor in Title III and continues to be current on its debt service payment. However, the University is subject to a standstill agreement with its senior bondholders, which has been extended to May 31, 2022. National is not a party to the standstill agreement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our scheduled gross debt service due on our Puerto Rico insured exposures as of December 31, 2021, for each of the subsequent five years ending December 31 and thereafter:

In millions	2022	2023	2024	2025	2026	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$140	$137	$137	$105	$58	$508	$1,085
Puerto Rico Commonwealth GO (1)	19	14	13	75	62	112	295
Puerto Rico Public Buildings Authority (PBA)	9	27	43	36	11	74	200
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	27	36	33	36	35	689	856
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue (PRHTA)	9	1	1	1	—	21	33
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	2	4	2	2	2	45	57
University of Puerto Rico System Revenue	7	12	11	16	5	40	91
Inter American University of Puerto Rico Inc.	3	3	3	3	1	8	21

Total	$216	$234	$243	$274	$174	$1,497	$2,638

(1)—GO scheduled debt service payments are based on the original insurance policy and do not include updates based on the GO PSA.
Corporate Segment
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
The following table summarizes the consolidated results of our corporate segment for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,			Percent Change
In millions	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net investment income	$29	$30	$37	-3%	-19%
Net realized investment gains (losses)	3	11	5	-73%	120%
Net gains (losses) on financial instruments at fair value and foreign exchange	56	(74)	(59)	n/m	25%
Net gains (losses) on extinguishment of debt	30	—	(1)	n/m	-100%
Fees and reimbursements	55	56	53	-2%	6%
Other net realized gains (losses)	(7)	—	(2)	n/m	-100%

Total revenues	166	23	33	n/m	-30%

Operating	74	72	73	3%	-1%
Interest	75	84	92	-11%	-9%

Total expenses	149	156	165	-4%	-5%

Income (loss) before income taxes	$17	$(133)	$(132)	-113%	1%

n/m—Percent change not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET REALIZED INVESTMENT GAINS (LOSSES) Net realized investment gains (losses) are due to the sales of securities from the ongoing management of our corporate segment investment portfolio.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The favorable change in net gains (losses) on financial instruments at fair value and foreign exchange for 2021 compared with 2020 was primarily due to changes in the value of interest rate swaps and foreign currency fluctuations. 2021 includes net gains of $36 million related to the impact of increases in interest rates on the fair values of interest rate swaps compared with fair value net losses of $26 million on these swaps in 2020 due to decreases in interest rates. In addition, 2021 includes foreign currency gains of $26 million on Euro-denominated liabilities as a result of the strengthening of the U.S. dollar in 2021 compared with foreign exchange losses of $33 million on these liabilities as a result of the weakening of the U.S. dollar in 2020.
NET GAINS (LOSSES) ON EXTINGUISHMENT OF DEBT Net gains (losses) on extinguishment of debt for 2021 include gains from purchases, at discounts, of MTNs issued by the Company.
OTHER NET REALIZED GAINS (LOSSES) Other net realized losses increased for 2021 compared with 2020 primarily as a result of settling litigation disputes in 2021.
INTEREST EXPENSE Interest expense decreased for 2021 compared with 2020 primarily due to the redemption of corporate debt in December of 2020.
International and Structured Finance Insurance Segment
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
MBIA Corp. insures sovereign-related and
sub-sovereign
bonds, privately issued bonds used for the financing of utilities, toll roads, bridges, airports, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from cash flows generated by a specified pool of assets, such as residential and commercial mortgages, structured settlements, consumer loans, and corporate loans and bonds. MBIA Insurance Corporation insures the investment agreements written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would be required to make such payments under its insurance policies. MBIA Insurance Corporation also insures debt obligations of other affiliates, including GFL, and MZ Funding LLC (“MZ Funding”). In addition, MBIA Corp. insures obligations under certain types of derivative contracts. MBIA Insurance Corporation provides 100% reinsurance to its subsidiary, MBIA Mexico S.A. de C.V. (“MBIA Mexico”). As of December 31, 2021, MBIA Corp.’s total insured gross par outstanding was $5.2 billion.
MBIA Corp. has contributed to the Company’s NOL carryforward, which is used in the calculation of our consolidated income taxes. If MBIA Corp. becomes profitable, it is not expected to make any tax payments under our tax sharing agreement. Based on MBIA Corp.’s current projected earnings and our expectation that it will not write significant new business, we believe it is unlikely that MBIA Corp. will generate significant income in the near future. As a result of MBIA Corp.’s capital structure and business prospects, we do not expect its financial performance to have a material economic impact on MBIA Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our international and structured finance insurance segment results for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,			Percent Change
In millions	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net premiums earned	$32	$24	$27	33%	-11%
Net investment income	6	5	7	20%	-29%
Net realized investment gains (losses)	—	—	1	—%	-100%
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	—	(1)	(10)	-100%	-90%
Unrealized gains (losses) on insured derivatives	—	7	25	-100%	-72%

Net change in fair value of insured derivatives	—	6	15	-100%	-60%
Net gains (losses) on financial instruments at fair value and foreign exchange	(14)	(14)	(34)	—%	-59%
Fees and reimbursements	17	12	21	42%	-43%
Other net realized gains (losses)	1	1	4	—%	-75%
Revenues of consolidated VIEs:
Net investment income	—	18	34	-100%	-47%
Net gains (losses) on financial instruments at fair value and foreign exchange	(8)	108	41	-107%	n/m
Other net realized gains (losses)	(15)	37	(20)	-141%	n/m

Total revenues	19	197	96	-90%	105%

Losses and loss adjustment	123	367	189	-66%	94%
Amortization of deferred acquisition costs	13	16	21	-19%	-24%
Operating	24	27	26	-11%	4%
Interest	109	116	131	-6%	-11%
Expenses of consolidated VIEs:
Operating	6	5	9	20%	-44%
Interest	26	57	89	-54%	-36%

Total expenses	301	588	465	-49%	26%

Income (loss) before income taxes	$(282)	$(391)	$(369)	-28%	6%

n/m—Percent change not meaningful.
NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums are eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. In addition, we generate net premiums from insured derivatives that are included in “Realized gains (losses) and other settlements on insured derivatives” on our consolidated statements of operations. Net premiums from insured derivatives have decreased significantly over time due to the maturity and termination of contracts.
The following table provides net premiums earned from our financial guarantee contracts for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,			Percent Change
In millions	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net premiums earned:
Non-U.S.	$29	$18	$21	61%	-14%
U.S.	3	6	6	-50%	—%

Total net premiums earned	$32	$24	$27	33%	-11%

VIEs (eliminated in consolidation)	$3	$(7)	$(3)	-143%	133%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The increase in net premiums earned for 2021 compared with 2020 was due to the acceleration of premium earnings related to the termination of an international public finance insurance policy during the third quarter of 2021. The negative VIE net premiums earned (eliminated in consolidation) for 2020 was primarily due to the termination of policies, resulting in the reversal of previously eliminated net premiums in excess of cash received.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE In 2021, the net losses were primarily due to losses from foreign currency revaluations of premium receivables and loss reserves denominated in Chilean unidad de fomento and Unidad de Inversion, respectively, as a result of fluctuations in the value of the U.S. dollar to those foreign currencies. The net losses for 2020 were primarily due to unfavorable mark-to-market
fluctuations on derivatives.
FEES AND REIMBURSEMENTS The increase in fees and reimbursements for 2021 compared with 2020 was primarily due to an increase in waiver and consent fees related to the termination of an international public finance insurance policy during the third quarter of 2021. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.
REVENUES OF CONSOLIDATED VIEs: NET INVESTMENT INCOME There was net investment income of $18 million in 2020 with no comparable income for 2021. During 2020, we deconsolidated all remaining VIEs for which net investment income was recorded.
REVENUES OF CONSOLIDATED VIEs: NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AND FOREIGN EXCHANGE The unfavorable change for 2021 compared with 2020 was primarily due to gains of $118 million related to the increase in expected recoveries from the Credit Suisse put-back
claims in 2020.
REVENUES OF CONSOLIDATED VIEs: OTHER NET REALIZED GAINS (LOSSES) The losses for 2021 related to losses from the deconsolidation of VIEs. The gains for 2020 were primarily due to $37 million of reversals of allowances for credit losses.
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
Losses and LAE incurred decreased for the year ended December 31, 2021, when compared to the same period of 2020, primarily due to a smaller write-down of expected salvage collections from insured CDOs in 2021 when compared with 2020. In addition, during 2021, risk-free rates used to discount our first-lien RMBS net loss reserves increased, which decreased the present value of loss reserves, compared with a decrease in those risk-free rates during 2020, which increased the present value of the net loss reserves.
As a result of the consolidation of VIEs, loss and LAE excludes losses and LAE benefits of $21 million and $144 million for the years ended December 31, 2021 and December 31, 2020, respectively, as VIE losses and LAE activity is eliminated in consolidation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and loss and LAE reserves for the years ended December 31, 2021 and 2020:

	December 31,	December 31,	Percent
In millions	2021	2020	Change
Assets:
Insurance loss recoverable	$242	$457	-47%
Reinsurance recoverable on paid and unpaid losses (1)	5	5	0%
Liabilities:
Loss and LAE reserves	469	521	-10%

Net reserve (salvage)	$222	$59	n/m

(1)—Reported within “Other assets” on our consolidated balance sheets.
n/m—Percent change not meaningful.
The insurance loss recoverable primarily relates to reimbursement rights arising from the payment of claims on MBIA Corp.’s policies insuring certain CDOs and RMBS. Such payments also entitle MBIA Corp. to exercise certain rights and remedies to seek recovery of its reimbursement entitlements. The decrease in the insurance loss recoverable from 2020 is primarily due to a decline in expected salvage collections on insured CDOs as well as the collection of salvage related to certain CDO transactions and the collection of excess spread related to the termination of certain second-lien RMBS trusts.
Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for information regarding risks and uncertainties related to future collections of estimated recoveries. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about our loss reserving policy, loss reserves and recoverables.
POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the years ended December 31, 2021, 2020 and 2019 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Gross expenses	$25	$28	$26	-11%	8%

Amortization of deferred acquisition costs	$13	$16	$21	-19%	-24%
Operating	24	27	26	-11%	4%

Total insurance expenses	$37	$43	$47	-14%	-9%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. We did not defer a material amount of policy acquisition costs during 2021 or 2020 as no new business was written. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.
INTEREST EXPENSE Interest expense relates to MBIA Corp.’s surplus notes which are indexed to London Interbank Offered Rate (”LIBOR”). The decrease in 2021 compared with 2020 is due to changes in LIBOR.
INTEREST EXPENSE OF CONSOLIDATED VIEs Interest expense of consolidated VIEs decreased in 2021 compared with 2020 due to the deconsolidation of VIEs in 2020 and the repayment of the outstanding insured senior notes of the Refinanced Facility during 2021.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

International and Structured Finance Insurance Portfolio Exposures
Credit Quality
The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of December 31, 2021 and 2020, 26% and 24%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio. Below investment grade insurance policies primarily include our residential mortgage and CDO exposures.
Selected Portfolio Exposures
The following is a summary of selected significant exposures within our residential mortgage insured portfolio of our international and structured finance insurance segment. In addition, as of December 31, 2021, MBIA Corp. insured $231 million of CDOs and related instruments. We may experience considerable incurred losses in certain of these sectors. There can be no assurance that the loss reserves recorded in our financial statements will be sufficient or that we will not experience losses on transactions on which we currently have no loss reserves, in particular if the economy deteriorates. We may seek to purchase, directly or indirectly, obligations guaranteed by MBIA Corp. or seek to commute policies. The amount of insurance exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time, and other considerations. In some cases, these activities may result in a reduction of loss reserves, but in all cases they are intended to limit our ultimate losses and reduce the future volatility in loss development on the related policies. Our ability to purchase guaranteed obligations and to commute policies will depend on management’s assessment of available liquidity.
Residential Mortgage Exposure
MBIA Corp. insures RMBS backed by residential mortgage loans, including second-lien RMBS transactions and first-lien alternative
A-paper
(“Alt-A”)
and subprime mortgage loans directly through RMBS securitizations. The following table presents the gross par outstanding of MBIA Corp.’s total direct RMBS insured exposure as of December 31, 2021 and 2020. Amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs.

In millions	Gross Par Outstanding as of
	December 31,	December 31,	Percent
Collateral Type	2021	2020	Change
Second-lien (1)	$4	$373	-99%
Alt-A First-lien (2)	760	825	-8%
Subprime First-lien	215	285	-25%
Prime First-lien	4	6	-33%

Total	$983	$1,489	-34%

(1)—Decline in second-lien RMBS exposure was primarily due to the termination of insured exposures.
(2)—Includes international exposure of $238 million and $237 million as of December 31, 2021 and December 31, 2020, respectively.
U.S. Public Finance and International and Structured Finance Reinsurance
Reinsurance enables the Company to cede exposure for purposes of syndicating risk. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. Currently, we do not intend to use reinsurance to decrease the insured exposure in our portfolio. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements in this Form
10-K
for a further discussion about reinsurance agreements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We use a liquidity risk management framework, the primary objective of which is to match liquidity resources to needs. We monitor our cash and liquid asset resources using cash forecasting and stress-scenario testing. Members of MBIA’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity levels. We evaluate and manage liquidity on a legal-entity basis to take into account the legal, regulatory and other limitations on available liquidity resources within the enterprise. Additionally, we continue to monitor the current
COVID-19
pandemic with respect to our cash and liquid asset positions and resources. Refer to the
“Overview—COVID-19
and the Economic Environment” section for additional information about liquidity and
COVID-19.
Consolidated Cash Flows
Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,			Percent Change
In millions	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$511	$(390)	$(368)	n/m	6%
Investing activities	(61)	1,738	1,267	-104%	37%
Financing activities	(457)	(1,265)	(1,096)	-64%	15%
Effect of exchange rate changes on cash and cash equivalents	—	1	—	-100%	n/m
Cash and cash equivalents—beginning of year	167	83	280	101%	-70%

Cash and cash equivalents—end of year	$160	$167	$83	-4%	101%

n/m—Percent change not meaningful.
Operating activities
Net cash provided by operating activities increased for 2021 compared with 2020 primarily due to proceeds received from loan repurchase commitments of $600 million as a result of the settlement of the Credit Suisse litigation in the first quarter of 2021, an increase in proceeds from recoveries and reinsurance of $198 million primarily from the sale of certain PREPA bankruptcy claims and a decrease in losses and loss adjustment expenses paid of $133 million.
Investing activities
Net cash used by investing activities increased for 2021 compared with 2020 primarily due to paydowns of held-to-maturity
investments of $890 million within VIEs, a decrease in net cash provided by purchases, sales, paydowns and maturities of AFS investments of $626 million, and an increase in net cash used for purchases, sales, paydowns and maturities of short-term investments of $242 million.
Financing activities
Net cash used by financing activities decreased for 2021 compared with 2020 primarily due to decreases in principal paydowns of VIE notes of $545 million and decreases in purchases of treasury stock of $199 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Consolidated Investments
The following discussion of investments, including references to consolidated investments, excludes investments reported under “Assets of consolidated variable interest entities” on our consolidated balance sheets. Investments of VIEs support the repayment of VIE obligations and are not available to settle obligations of MBIA. Fixed-maturity securities purchased by the Company are generally designated as AFS. Our AFS investments comprise high-quality fixed-income securities and short-term investments.
The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of December 31, 2021, the weighted average credit quality rating of the Company’s AFS fixed-maturity investment portfolio, excluding short-term investments, was Aa and 92% of the investments were investment grade.
The fair values of securities in the Company’s AFS fixed-maturity investment portfolio are sensitive to changes in interest rates. Decreases in interest rates generally result in increases in the fair values of fixed-maturity securities and increases in interest rates generally result in decreases in the fair values of fixed-maturity securities.
As of December 31, 2021 and 2020, the Company had $139 million and $177 million of unrealized gains net of deferred taxes related to its investment portfolio recorded in accumulated other comprehensive income within equity. The decrease in unrealized gains during 2021 resulted from higher interest rates, partially offset by tightening credit spreads.
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
As of December 31, 2021, Insured Investments at fair value represented $279 million or 10% of consolidated investments, of which $251 million or 9% of consolidated investments were Company-Insured Investments. As of December 31, 2021, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the below investment grade range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of December 31, 2021, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the A range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 8% of the total consolidated investment portfolio.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

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
As of December 31, 2021 and 2020, National held cash and investments of $2.0 billion and $2.1 billion, respectively, of which $199 million and $359 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.
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
In October of 2021 and January of 2022, National sold $199 million and $231 million, respectively, of PREPA bankruptcy claims related to insurance claims paid on matured National-insured PREPA bonds. These transactions monetized a portion of National’s salvage asset at a discount to National’s previous carrying value and, as a result, strengthened National’s balance sheet, increased National’s projected investment income and furthers the Company’s objective of reducing its exposure to Puerto Rico over the short to medium term. Subsequent to the sale of these PREPA bankruptcy claims, National does not have a material amount of additional par claims to PREPA that have matured and can be sold.
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

LIQUIDITY AND CAPITAL RESOURCES (continued)

•	payments of operating expenses; and

•	funding share repurchases and debt buybacks.
As of December 31, 2021 and 2020, the liquidity positions of MBIA Inc. were $239 million and $294 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.
During 2021, MBIA Inc. returned $10 million of tax payments to National as a result of tax losses incurred by National. The return was pursuant to the terms of the tax sharing agreement. Under the CARES Act, National’s 2020 taxable loss became subject to a five-year NOL carry-back, which allowed it to recover taxes paid in years in which the tax rate was 35%. There can be no assurance that any future payments under the Tax Escrow Account from subsidiaries will be released to MBIA Inc. due to deductible or creditable tax attributes of those subsidiaries and/or the market value performance of the assets supporting the Tax Escrow Account.
Based on our projections of National’s and MBIA Corp.’s future earnings and losses, we expect that for the foreseeable future National will be the primary source of payments to MBIA Inc. There can be no assurance as to the amount and timing of any future dividends from National. Also, absent a special dividend subject to the approval of the NYSDFS, we expect the declared and paid dividend amounts from National to be limited to the prior twelve months of adjusted net investment income as reported in its most recent statutory filings. Refer to the following “Capital Resources” section for additional information on payments of dividends. We do not expect MBIA Inc. to receive dividends or utilize the Company’s tax escrow account from MBIA Corp.
Currently, a significant portion of the cash and securities held by MBIA Inc. is pledged against investment agreement liabilities, the Asset Swap (simultaneous repurchase and reverse repurchase agreement) and derivatives, which limits its ability to raise liquidity through asset sales. As the market value or rating eligibility of the assets pledged against MBIA Inc.’s obligations declines, we are required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. To mitigate these risks, we seek to maintain cash and liquidity resources that we believe will be sufficient to make all payments due on our obligations and to meet other financial requirements, such as posting collateral. Contingent liquidity resources include: (1) sales of invested assets exposed to credit spread stress risk, which may occur at losses; (2) termination and settlement of interest rate swap agreements; and (3) accessing the capital markets. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk.
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
As of December 31, 2021 and 2020, MBIA Corp. held cash and investments of $544 million and $243 million, respectively, of which $310 million and $130 million, respectively, were cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. Treasury and corporate bonds that were immediately available to MBIA Insurance Corporation. The increase in cash and investments in 2021 was due to the collection of proceeds from the settlement of the Credit Suisse litigation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

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
During 2021, MBIA Corp. repaid in full the outstanding amount of the senior notes of the Refinanced Facility. As of December 31, 2021, the subordinated notes between MZ Funding and MBIA Inc. remained outstanding. These subordinated notes and the related interest are eliminated in our consolidated financial statements. For additional information on these notes, refer to “Note 10: Debt” in the Notes to Consolidated Financial Statements.
Advances Agreement
MBIA Inc., National, MBIA Insurance Corporation and certain other affiliates are party to an intercompany advances agreement (the “MBIA Advances Agreement”). The MBIA Advances Agreement permits National to make advances to MBIA Inc. and other MBIA group companies that are party to the agreement at a rate per annum equal to LIBOR plus 0.25%. The agreement also permits other affiliates to make advances to National or MBIA Insurance Corporation at a rate per annum equal to LIBOR minus 0.10%. Advances by National cannot exceed 3% of its net admitted assets as of the last quarter end. As of December 31, 2021 and 2020, there were no amounts drawn under the agreement.
Contractual Obligations
The following table summarizes the Company’s future estimated cash payments relating to contractual obligations as of December 31, 2021. Estimating these payments requires management to make estimates and assumptions regarding these obligations. The estimates and assumptions used by management are described below. Since these estimates and assumptions are subjective, actual payments in future periods may vary from those reported in the following table. Refer to the Notes to the Consolidated Financial Statements for additional information about these contractual obligations, including “Note 6: Loss and Loss Adjustment Expense Reserves” and “Note 13: Insurance in Force” for additional information about our insurance claim obligations and exposures under our insurance contracts.

In millions	Total	Due Within 1 Year
U.S. public finance insurance segment:
Gross insurance claim obligations (1)	$1,985	$469
Lease liability	26	3
Corporate segment:
Long-term debt	434	20
Investment agreements	379	11
Medium-term notes	826	55
International and structured finance insurance segment:
Gross insurance claim obligations (1)	967	41
Surplus notes	3,210	1,173

Total	$7,827	$1,772

(1)—Amounts exclude any recoveries the Company expects to receive related to these estimated payments or to prior paid claims.
Gross insurance claim obligations represent the future value of probability-weighted payments the Company’s insurance companies expects to make (before reinsurance and the consolidation of VIEs) under insurance policies for which the Company has recorded loss reserves. Certain probability-weighted payments incorporate commutation and/or acceleration of specific exposures and, therefore, expected payments may differ from those

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

the Company is contractually obligated to make. Also, these amounts exclude any recoveries National or MBIA Corp. expect to receive related to these estimated payments or to claims paid in prior periods. For certain of our estimated future payments, the amount of recoveries expected to be received in the future will offset some or all of the payments.
Estimated potential insurance claim payments for obligations issued by VIEs consolidated in our international and structured finance insurance segment are included within “Gross insurance claim obligations” in the preceding table. Obligations of these VIEs are collateralized by assets held by the VIEs, and investors in such obligations do not have recourse to the general credit of MBIA. As of December 31, 2021, VIE notes issued by issuer-sponsored consolidated VIEs totaled $291 million and are not considered contractual obligations of MBIA beyond MBIA’s insurance claim obligation. The Company’s involvement with VIEs is continually reassessed as required by consolidation guidance, and may result in consolidation or deconsolidation of VIEs in future periods. As the Company consolidates and deconsolidates VIEs, the amount of VIE debt obligations recorded on its balance sheet may change significantly.
Long-term debt, investment agreements, MTNs and surplus notes include principal and interest and exclude premiums or discounts. Liabilities issued at discounts reflect principal due at maturity. Interest payments on floating rate obligations are estimated using applicable forward rates. Principal and interest on callable obligations or obligations that allow investors to withdraw funds prior to legal maturity are based on the expected call or withdrawal dates of such obligations. Liabilities denominated in foreign currencies are presented in U.S. dollars using applicable exchange rates as of December 31, 2021. Principal payments under investment agreements are based on contractual maturity and exclude puttable options. All other principal payments are based on contractual maturity dates. Refer to “Note 10: Debt” in the Notes to Consolidated Financial Statements for information about MBIA Inc.’s debt obligations.
Included in the international and structured finance insurance segment’s surplus notes due within one year is $1.1 billion of unpaid interest related to 2013 through 2021 interest payments for which MBIA Insurance Corporation’s requests for approval to pay was not approved by the NYSDFS. This deferred interest payment will be due on the first business day on or after which MBIA Insurance Corporation obtains approval to make such payment from NYSDFS. No interest will accrue on the deferred interest. There can be no assurance that the NYSDFS will approve any subsequent payments, or that it will approve any payment by its scheduled interest payment date. Refer to “MBIA Insurance Corporation—Capital and surplus” section below for additional information on MBIA Insurance Corporation’s surplus notes and statutory capital.
Capital Resources
The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes, surplus notes issued by MBIA Corp., and the Refinanced Facility prior to being repaid. Total capital resources were $0.9 billion and $1.6 billion as of December 31, 2021 and 2020, respectively.
In addition to scheduled debt maturities, from time to time, we reduce unsecured debt through calls or repurchases. Also, MBIA Inc. may repurchase or National may purchase outstanding MBIA Inc. common shares when we deem it beneficial to our shareholders. Purchases or repurchases of debt and common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We may also choose to redeem debt obligations where permitted by the relevant agreements. MBIA Inc. or National may acquire or redeem outstanding common shares of MBIA Inc. and outstanding debt obligations at prices when we deem it beneficial to our shareholders. Refer to “Note 17: Common and Preferred Stock” in the Notes to Consolidated Financial Statements for information about MBIA Inc.’s share repurchases and National’s share purchases and “Note 10: Debt” in the Notes to Consolidated Financial Statements for information about debt repurchases or redemptions. We seek to maintain sufficient liquidity and capital resources to meet the Company’s general corporate needs and debt service. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient resources to satisfy

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

its debt obligations and its general corporate needs over time from distributions from National; however, there can be no assurance that MBIA Inc. will have sufficient resources to do so. In addition, the Company may also consider raising third-party capital. Refer to “Capital, Liquidity and Market Related Risk Factors” in Part I, Item 1A of this Form
10-K
and the “Liquidity and Capital Resources—Liquidity—Corporate Liquidity” section included herein for additional information about MBIA Inc.’s liquidity.
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
National—Statutory Capital and Surplus
National had statutory capital of $2.0 billion as of December 31, 2021 and 2020. As of December 31, 2021, National’s unassigned surplus was $1.0 billion. For 2021, National had statutory net income of $55 million. Refer to the “National—Claims-Paying Resources (Statutory Basis)” section below for additional information on National’s statutory capital.
In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. As of December 31, 2021, National was in compliance with its aggregate risk limits under New York Insurance Law (“NYIL”), but was not in compliance with certain of its single risk limits. Since National does not comply with certain of its single risk limits, the NYSDFS could prevent National from transacting any new financial guarantee insurance business.
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
National had positive earned surplus as of December 31, 2021 from which it may pay dividends, subject to the limitations described above. During 2021, National declared and paid a dividend of $60 million to its ultimate parent, MBIA Inc. We expect the as-of-right
declared and paid dividend amounts from National to be limited to prior year adjusted net investment income for the foreseeable future.
National—Claims-Paying Resources (Statutory Basis)
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

LIQUIDITY AND CAPITAL RESOURCES (continued)

resources to pay claims under its insurance policies. There is no directly comparable GAAP measure. Our calculation of CPR may differ from the calculation of CPR reported by other companies.
National’s CPR and components thereto, as of December 31, 2021 and 2020 are presented in the following table:

In millions	As of December 31, 2021	As of December 31, 2020
Policyholders’ surplus	$1,569	$1,526
Contingency reserves	402	445

Statutory capital	1,971	1,971
Unearned premiums	311	355
Present value of installment premiums (1)	121	129

Premium resources (2)	432	484
Net loss and LAE reserves (1)	(386)	(301)
Salvage reserves on paid claims (1)	944	961

Gross loss and LAE reserves	558	660

Total claims-paying resources	$2,961	$3,115

(1)—Calculated using a discount rate of 3.65% and 3.49% as of December 31, 2021 and 2020, respectively.
(2)—Includes financial guarantee and insured derivative related premiums.
MBIA Insurance Corporation—Statutory Capital and Surplus
MBIA Insurance Corporation had statutory capital of $134 million as of December 31, 2021 compared with $273 million as of December 31, 2020. As of December 31, 2021, MBIA Insurance Corporation’s negative unassigned surplus was $1.9 billion. For 2021, MBIA Insurance Corporation had a statutory net loss of $129 million. Refer to the “MBIA Insurance Corporation—Claims-Paying Resources (Statutory Basis)” section below for additional information on MBIA Insurance Corporation’s statutory capital.
In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. MBIA Insurance Corporation is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Pursuant to a non-disapproval
by the NYSDFS, and in accordance with NYIL, MBIA Insurance Corporation released to surplus $125 million of excessive contingency reserves during 2021. As of December 31, 2021, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. Since MBIA Insurance Corporation does not comply with its single risk limits, the NYSDFS could prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business.
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
As of January 15, 2022, the most recent scheduled interest payment date, there was $1.1 billion of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of December 31, 2021, MBIA

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Insurance Corporation had “free and divisible surplus” of $80 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.
MBIA Insurance Corporation—Claims-Paying Resources (Statutory Basis)
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
MBIA Corp.’s CPR and components thereto, as of December 31, 2021 and 2020 are presented in the following table:

	As of December 31,		As of December 31,
In millions	2021		2020
Policyholders’ surplus	$97		$106
Contingency reserves	37		167

Statutory capital	134		273
Unearned premiums	46		79
Present value of installment premiums (1)	48		73

Premium resources (2)	94		152
Net loss and LAE reserves (1)	266		(478)
Salvage reserves on paid claims (1)	231	(3)	1,045	(4)

Gross loss and LAE reserves	497		567

Total claims-paying resources	$725		$992

(1)—Calculated using a discount rate of 4.99% and 5.10% as of December 31, 2021 and 2020, respectively.
(2)—Includes financial guarantee and insured derivative related premiums.
(3)—This amount primarily consists of expected recoveries related to the Company’s CDOs and excess spread.
(4)—This amount primarily consists of expected recoveries related to the Company’s put-back,
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
We take into account a number of variables in establishing specific case basis reserves for individual policies that depend primarily on the nature of the underlying insured obligation. These variables include the nature and creditworthiness of the issuers of the insured obligations, expected recovery rates on unsecured obligations, the projected cash flow or market value of any assets pledged as collateral on secured obligations, and the expected rates of recovery, cash flow or market values on such obligations or assets. Factors that may affect the actual ultimate realized losses for any policy include economic conditions and trends, political developments, the extent to which sellers/servicers comply with the representations or warranties made in connection therewith, levels of interest rates, borrower behavior, the default rate and salvage values of specific collateral, and our ability to enforce contractual rights through litigation and otherwise. Also, any adverse developments on macroeconomic factors resulting from
COVID-19
could result in new or additional losses on insured obligations. Our remediation strategy for an insured obligation that has defaulted or is expected to default may also have an impact on our loss reserves.
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
Instruments that trade infrequently and, therefore, have little or no price transparency are classified within Level 3 of the fair value hierarchy. Also included in Level 3 are financial instruments that have significant unobservable inputs deemed significant to the instrument’s overall fair value. Level 3 assets represented approximately 3% and 20% of total assets measured at fair value on a recurring basis as of December 31, 2021 and 2020, respectively. Level 3 liabilities represented approximately 75% and 68% of total liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, respectively.
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
Interbank Offered Rates Transition
In July 2017, the U.K. Financial Conduct Authority (the “U.K. Authority”) announced that after 2021, it will no longer persuade or require banks to submit rates for LIBOR. Subsequently, on November 30, 2020, ICE Benchmark Administration, the administrator for LIBOR, announced plans to cease publication (i) immediately after December 31, 2021 of one week and two month USD LIBOR settings and (ii) immediately following the LIBOR publication on June 30, 2023 of the remaining USD LIBOR settings i.e., overnight and one, three, six and twelve month settings. While we expect LIBOR to be available in substantially its current form until at least the end of June of 2023, there is uncertainty that it will become unavailable prior to that point, which may adversely affect the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to LIBOR.
The Company has identified LIBOR transition risk related to its insurance portfolio exposures that reference or are indexed to LIBOR, insured interest rate swaps referencing LIBOR, financial investments indexed to an interbank offered rate, including LIBOR, and MBIA Corp.’s surplus notes. Currently, the Company is evaluating the impact of such changes on existing exposures, transactions and debt and developing the processes and protocols to execute the upcoming LIBOR transition.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

INTEREST RATE SENSITIVITY
Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax
change in fair value of the Company’s financial instruments as of December 31, 2021 from instantaneous shifts in interest rates:

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$373	$214	$94	$(76)	$(138)	$(188)
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
pre-tax
change in fair value of the Company’s financial instruments as of December 31, 2021 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(47)	$(23)	$23	$47
CREDIT SPREAD SENSITIVITY
Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax
change in fair value of the Company’s financial instruments as of December 31, 2021 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio:

	Change in Credit Spreads
In millions	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$61	$(56)	$(195)

Item 8. Financial Statements
MBIA INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of MBIA Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MBIA Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Certain Loss and Loss Adjustment Expense (LAE) Reserves and Insurance Loss Recoverable
As described in Notes 1, 2 and 6 to the consolidated financial statements, management recognizes loss reserves on a contract-by-contract basis when the present value of probability-weighted expected net cash outflows to be paid under the contract discounted using a risk-free rate as of the measurement date exceeds the unearned premium revenue. Management estimates the likelihood of possible claim payments and possible recoveries of such claim payments using probability-weighted expected cash flows based on information available as of the measurement date, including market information. As of December 31, 2021, total loss and LAE reserves were $894 million and primarily relate to first-lien residential mortgage-backed securities (RMBS) and exposures to insured debt obligations of Puerto Rico. The establishment of the appropriate level of loss reserves is an uncertain process involving numerous assumptions, estimates and subjective judgments by management that depend primarily on the nature of the underlying insured obligation, including 1) the nature and creditworthiness of the issuers of the insured obligations, 2) expected recovery rates on unsecured obligations, 3) the projected cash flow or market value of any assets pledged as collateral on secured obligations, 4) the expected rates of recovery, cash flow or market values on such obligations or assets, 5) economic conditions and trends, 6) political developments, 7) levels of interest rates, 8) borrower behavior, the default rate and salvage values of specific collateral, 9) management’s ability to enforce contractual rights through litigation and otherwise, including the collection of contractual interest on claim payments, and 10) management’s remediation strategy for an insured obligation that has defaulted or is expected to default. In addition, management recognizes potential recoveries on paid claims based on probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. As of December 31, 2021, total insurance loss recoverable was $1,296 million and primarily relates to first-lien RMBS excess spread recoverables, recoverables on paid Puerto Rico losses, and recoverables from claims paid in respect of insured notes issued by Zohar CDO 2003-1, Limited (“Zohar I”) and Zohar II 2005-1, Limited (“Zohar II”). Excess spread within insured RMBS securitizations is the difference between interest inflows on mortgage loan collateral and interest outflows on the insured RMBS notes. For recoverables on paid Puerto Rico losses, the estimates include assumptions related to 1) economic conditions and trends, 2) political developments, 3) the Company’s ability to enforce contractual rights through litigation and otherwise, 4) management’s discussions with other creditors and the obligors and any existing proposals, and 5) the remediation strategy for an insured obligation that has defaulted or is expected to default. The estimate of the insurance loss recoverable for Zohar I and Zohar II, includes probability-weighted scenarios of the ultimate monetized recovery from the Zohar collateral.
The principal considerations for our determination that performing procedures relating to the estimation of certain loss and LAE reserves and insurance loss recoverable is a critical audit matter are (i) the significant judgment by management in determining the estimates for the loss and LAE reserves and insurance loss recoverable related to first-lien RMBS and Puerto Rico, and recoveries on paid claims related to the Zohar I and Zohar II assets, which in turn led to a high degree of auditor subjectivity and judgment in performing procedures related to these estimates; (ii) the significant audit effort and judgment in evaluating the audit evidence relating to the aforementioned assumptions, cash flow models, estimates and subjective judgments; and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimation of certain loss and LAE reserves and insurance loss recoverable, including controls over the cash flow models and the development of significant assumptions. These procedures, for a sample of contracts, also included, among others, the involvement of professionals with specialized skill and knowledge to assist in i) independently estimating a range of net cash flows that support the estimation of loss and LAE reserves and insurance loss recoverable related to first-lien RMBS and the Zohar I and Zohar II assets, using industry data and other benchmarks, and comparing the independently estimated range to management’s projected net cash flows; and ii) for the portion of loss and LAE reserves and insurance loss recoverable related to Puerto Rico, evaluating the appropriateness of management’s cash flow models and the reasonableness of the aforementioned assumptions. Evaluating the reasonableness of management’s estimates involved testing the completeness and accuracy of data provided by management.
/s/ PricewaterhouseCoopers
New York, New York
February 28, 2022
We have served as the Company’s auditor since at least 1986. We have not been able to determine the specific year we began serving as auditor of the Company.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $2,016 and $2,078)	$2,157	$2,257
Investments carried at fair value	258	196
Investments pledged as collateral, at fair value (amortized cost $4 and $6)	4	1
Short-term investments, at fair value (amortized cost $374 and $281)	374	282

Total investments	2,793	2,736
Cash and cash equivalents	151	158
Premiums receivable (net of allowance for credit losses $5 and $5)	178	216
Deferred acquisition costs	42	50
Insurance loss recoverable	1,296	1,677
Other assets	67	84
Assets of consolidated variable interest entities:
Cash	9	9
Investments carried at fair value	60	77
Loans receivable at fair value	77	120
Loan repurchase commitments	—	604
Other assets	23	20

Total assets	$4,696	$5,751

Liabilities and Equity
Liabilities:
Unearned premium revenue	$322	$405
Loss and loss adjustment expense reserves	894	990
Long-term debt	2,331	2,229
Medium-term notes (includes financial instruments carried at fair value of $98 and $110)	590	710
Investment agreements	274	269
Derivative liabilities	131	215
Other liabilities	163	161
Liabilities of consolidated variable interest entities:
Variable interest entity notes (includes financial instruments carried at fair value of $291 and $350)	291	623

Total liabilities	4,996	5,602

Commitments and contingencies (Refer to Note 19)
Equity:
Preferred stock, par value $1 per share; authorized shares— 10,000,000; issued and outstanding— none	—	—
Common stock, par value $1 per share; authorized shares— 400,000,000; issued shares— 283,186,115 and 283,186,115	283	283
Additional paid-in capital	2,931	2,962
Retained earnings (deficit)	(458)	(13)
Accumulated other comprehensive income (loss), net of tax of $8 and $8	100	115
Treasury stock, at cost— 228,630,003 and 229,508,967 shares	(3,169)	(3,211)

Total shareholders’ equity of MBIA Inc.	(313)	136
Preferred stock of subsidiary	13	13

Total equity	(300)	149

Total liabilities and equity	$4,696	$5,751

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Premiums earned:
Scheduled premiums earned	$64	$59	$68
Refunding premiums earned	10	14	17

Premiums earned (net of ceded premiums of $16, $5 and $5)	74	73	85
Net investment income	62	76	114
Net realized investment gains (losses)	5	48	130
Change in fair value of insured derivatives:
Realized gains (losses) and other settlements on insured derivatives	—	(1)	(10)
Unrealized gains (losses) on insured derivatives	—	7	25

Net change in fair value of insured derivatives	—	6	15
Net gains (losses) on financial instruments at fair value and foreign exchange	40	(86)	(78)
Net investment losses related to other-than-temporary impairments:
Other-than-temporary impairments recognized in accumulated other comprehensive income (loss)	—	—	(67)

Net investment losses related to other-than-temporary impairments	—	—	(67)
Net gains (losses) on extinguishment of debt	30	—	(1)
Fees and reimbursements	7	2	1
Other net realized gains (losses)	(6)	—	4
Revenues of consolidated variable interest entities:
Net investment income	—	18	34
Net gains (losses) on financial instruments at fair value and foreign exchange	(8)	108	105
Other net realized gains (losses)	(15)	37	(62)

Total revenues	189	282	280
Expenses:
Losses and loss adjustment	350	530	242
Amortization of deferred acquisition costs	6	10	11
Operating	91	87	92
Interest	163	178	201
Expenses of consolidated variable interest entities:
Operating	6	5	9
Interest	18	50	82

Total expenses	634	860	637

Income (loss) before income taxes	(445)	(578)	(357)
Provision (benefit) for income taxes	—	—	2

Net income (loss)	$(445)	$(578)	$(359)

Net income (loss) per common share:
Basic	$(8.99)	$(9.78)	$(4.43)
Diluted	$(8.99)	$(9.78)	$(4.43)
Weighted average number of common shares outstanding:
Basic	49,472,281	59,071,843	81,014,285
Diluted	49,472,281	59,071,843	81,014,285
The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2021	2020	2019

Net income (loss)	$(445)	$(578)	$(359)
Other comprehensive income (loss):
Available-for-sale securities with no credit losses:
Unrealized gains (losses) arising during the period	(26)	83	139
Reclassification adjustments for (gains) losses included in net income (loss)	(12)	(19)	(13)
Available-for-sale securities with credit losses:
Reclassification adjustments for (gains) losses included in net income (loss)	—	—	25
Foreign currency translation:
Foreign currency translation gains (losses)	4	(3)	—
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	(17)	50	(25)
Reclassification adjustments for (gains) losses included in net income (loss)	36	6	28

Total other comprehensive income (loss)	(15)	117	154

Comprehensive income (loss)	$(460)	$(461)	$(205)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2021, 2020 and 2019
(In millions except share amounts)

	2021	2020	2019
Common shares
Balance at beginning of year	283,186,115	283,433,401	283,625,689
Common shares issued (cancelled), net	—	(247,286)	(192,288)

Balance at end of year	283,186,115	283,186,115	283,433,401
Common stock amount
Balance at beginning and end of year	$283	$283	$284
Period change	—	—	(1)

Balance at end of period	$283	$283	$283
Additional paid-in capital
Balance at beginning of year	$2,962	$2,999	$3,025
Share-based compensation	(31)	(37)	(26)

Balance at end of year	$2,931	$2,962	$2,999
Retained earnings (deficit)
Balance at beginning of year	$(13)	$607	$966
ASU 2016-13 transition adjustment	—	(42)	—
Net income (loss)	(445)	(578)	(359)

Balance at end of year	$(458)	$(13)	$607
Accumulated other comprehensive income (loss)
Balance at beginning of year	$115	$(2)	$(156)
Other comprehensive income (loss)	(15)	117	154

Balance at end of year	$100	$115	$(2)
Treasury shares
Balance at beginning of year	(229,508,967)	(204,000,108)	(193,803,976)
Treasury shares acquired under share repurchase program	—	(26,430,768)	(11,098,995)
Share-based compensation	878,964	921,909	902,863

Balance at end of year	(228,630,003)	(229,508,967)	(204,000,108)
Treasury stock amount
Balance at beginning of year	$(3,211)	$(3,061)	$(3,000)
Treasury shares acquired under share repurchase program	—	(198)	(101)
Share-based compensation	42	48	40

Balance at end of year	$(3,169)	$(3,211)	$(3,061)
Total shareholders’ equity of MBIA Inc.
Balance at beginning of year	$136	$826	$1,119
Period change	(449)	(690)	(293)

Balance at end of year	$(313)	$136	$826

Preferred stock of subsidiary shares
Balance at beginning and end of year	1,315	1,315	1,315
Preferred stock of subsidiary amount
Balance at beginning of year	$13	$13	$13

Balance at end of year	13	13	13

Total equity	$(300)	$149	$839

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Premiums, fees and reimbursements received	$44	$28	$47
Investment income received	77	118	176
Insured derivative commutations and losses paid	—	(1)	(11)
Financial guarantee losses and loss adjustment expenses paid	(343)	(475)	(489)
Proceeds from recoveries and reinsurance	282	84	155
Proceeds from loan repurchase commitments	600	—	—
Operating expenses paid and other operating	(88)	(73)	(77)
Interest paid, net of interest converted to principal	(61)	(84)	(180)
Income taxes (paid) received	—	13	11

Net cash provided (used) by operating activities	511	(390)	(368)

Cash flows from investing activities:
Purchases of available-for-sale investments	(1,163)	(1,133)	(2,140)
Sales of available-for-sale investments	597	1,095	2,195
Paydowns and maturities of available-for-sale investments	626	724	857
Purchases of investments at fair value	(206)	(179)	(151)
Sales, paydowns and maturities of investments at fair value	174	198	617
Sales, paydowns and maturities (purchases) of short-term investments, net	(99)	143	(157)
Sales, paydowns and maturities of held-to-maturity investments	—	890	—
Paydowns and maturities of loans receivable and other instruments at fair value	77	16	74
Consolidation of variable interest entities	—	—	72
Deconsolidation of variable interest entities	—	—	(2)
(Payments) proceeds for derivative settlements	(66)	(16)	(98)
Capital expenditures	(1)	—	—

Net cash provided (used) by investing activities	(61)	1,738	1,267

Cash flows from financing activities:
Proceeds from investment agreements	2	12	15
Principal paydowns of investment agreements	(2)	(48)	(25)
Principal paydowns of medium-term notes	(81)	—	(57)
Principal paydowns of variable interest entity notes	(369)	(914)	(765)
Principal paydowns of long-term debt	(6)	(115)	(150)
Purchases of treasury stock	(1)	(200)	(106)
Other financing	—	—	(8)

Net cash provided (used) by financing activities	(457)	(1,265)	(1,096)

Effect of exchange rate changes on cash and cash equivalents	—	1	—
Net increase (decrease) in cash and cash equivalents	(7)	84	(197)
Cash and cash equivalents—beginning of year	167	83	280

Cash and cash equivalents—end of year	$160	$167	$83

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(445)	$(578)	$(359)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	31	29	62
Deferred acquisition costs	8	10	12
Accrued investment income	—	6	20
Unearned premium revenue	(83)	(77)	(105)
Loss and loss adjustment expense reserves	(102)	86	—
Insurance loss recoverable	381	16	(99)
Loan repurchase commitments	604	—	—
Accrued interest payable	107	133	106
Accrued expenses	4	34	12
Net investment losses related to other-than-temporary impairments	—	—	67
Unrealized (gains) losses on insured derivatives	—	(7)	(25)
Net (gains) losses on financial instruments at fair value and foreign exchange	(40)	(70)	(157)
Other net realized (gains) losses	21	(37)	58
Deferred income tax provision (benefit)	—	12	13
Interest on variable interest entities, net	3	6	(3)
Other operating	22	47	30

Total adjustments to net income (loss)	956	188	(9)

Net cash provided (used) by operating activities	$511	$(390)	$(368)

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
Business Developments
Puerto Rico
During 2021, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claim payments in the aggregate of $277 million. On January 1, 2022, Puerto Rico also defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $47 million. As of December 31, 2021, National had $2.6 billion of debt service outstanding related to Puerto Rico.
PREPA
In September of 2019, National agreed to join the restructuring support agreement, as amended (“RSA”), with the Puerto Rico Electric Power Authority (“PREPA”), other monoline insurers, a group of uninsured PREPA bondholders, Puerto Rico, and the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”). The Rule 9019 hearing to approve the RSA has been delayed several times, and most recently was adjourned due to the outbreak of the novel coronavirus
COVID-19
(“COVID-19”)
until further notice. The debt restructuring contemplated by the RSA will not be effective until (i) confirmation of a plan of adjustment under the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), (ii) negotiation and consummation of definitive documentation and legal opinions, (iii) enactment and implementation of supportive Puerto Rico legislation and (iv) receipt of Puerto Rico regulatory approval, each of which outcome is uncertain and subject to varying degrees of risk. On February 18, 2022, the Ad Hoc Group of PREPA Bondholders filed an urgent motion to compel mediation and impose deadlines for a PREPA Plan, and on February 22, 2022, National filed a joinder to the motion. The Court agreed to set an expedited briefing schedule on the urgent motion, and will consider the pleadings on submission not before March 1, 2022.
In October of 2021 and January of 2022, National sold $199 million and $231 million, respectively, of PREPA bankruptcy claims related to insurance claims paid on matured National-insured PREPA bonds. These transactions represented approximately 35% of National’s par claims to PREPA, monetized a portion of National’s salvage asset at a discount to National’s previous carrying value, and reduced potential volatility and ongoing risk of remediation around the PREPA credit. Subsequent to the sale of these PREPA bankruptcy claims, National does not have a material amount of additional par claims to PREPA that have matured and can be sold.
GO and HTA
On February 22, 2021, National agreed to join a plan support agreement, dated as of February 22, 2021 (the “GO PSA”), among the Oversight Board, certain holders of Puerto Rico Commonwealth GO (“GO”) Bonds and Puerto Rico Public Buildings Authority (“PBA”) Bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp, and Syncora Guarantee Inc. in connection with the GO and PBA Title III cases. The GO PSA provides that, among other things, National shall receive a pro rata share of allocable cash, newly issued General Obligation bonds, a contingent value instrument (“CVI”) and certain fees. The GO PSA was amended on January 30, 2022 (the “Amended GO PSA”) to move the termination date from January 31, 2022 to March 15, 2022. On April 12,

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain clawback claims and providing for a distribution of cash, bonds and a CVI to Puerto Rico Highway and Transportation Authority (“HTA”) bondholders subject to completing negotiations on a plan support agreement in respect of an HTA plan of adjustment (the “HTA PSA”). On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA.
The Confirmation Hearing for the Commonwealth Title III case concluded on November 23, 2021. On January 14, 2022, the Oversight Board filed its final draft of the Modified Eighth Amended Plan of Adjustment for the Commonwealth of Puerto Rico, and on January 18, 2022, the Court signed the confirmation order. There can be no assurance that the plan will become effective within the time permitted under the Amended GO PSA, currently March 15, 2022, or by the Bankruptcy Court.
Pursuant to
the
 plan of adjustment, bondholders were required to choose between commuting their insurance policy with National or having their insurance policy accelerated and receiving a one-time
payment of par and accrued interest from National. Approximately
27
% of bondholders voted by the deadline of October
18
,
2021
to commute their insurance policies with National. The expected commutation and acceleration should occur shortly after Plan approval and will reduce National’s insured GO exposure to zero
. Refer to “Note

6
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
put-back
claims.
Debt Securities
As of December 31, 2021, MBIA Corp. repaid in full the outstanding amount of a financing facility’s senior notes between MZ Funding LLC (“MZ Funding”) and certain purchasers or their affiliates (collectively, the “Senior Lenders”). In addition, MBIA Inc. holds amended subordinated notes of MZ Funding that are eliminated in consolidation. Collectively, this financing facility is referred as the (the “Refinanced Facility”). Refer to “Note 10: Debt” for additional information on the Refinanced Facility.
During the year ended December 31, 2021, the Company repurchased $111 million par value outstanding of GFL medium-term notes (“MTNs”) with maturity dates between
2022
and 2036 issued by the corporate segment at a weighted average cost of approximately 73% of par value.

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
COVID-19
The novel coronavirus
COVID-19
(“COVID-19”)
continues to be an ongoing pandemic. While efforts to contain
COVID-19
in the United States have been effective (distribution of vaccines and boosters, promotion of and the

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

use of masks, and social distancing), the current and longer-term impacts of
COVID-19
remain uncertain. The existence or extent of any impact on the Company’s insured or investment portfolios, or general business operations, will depend on future developments which are highly uncertain, including but not limited to the future severity of the pandemic, and the effectiveness of financial and regulatory actions taken at the state and federal levels to contain or address its impact. There is also uncertainty with how political, legal and regulatory responses to the pandemic, such as the nature of and conditions to aid to states or municipalities, tax policy, or programs designed to assist impacted individuals, will impact the Company’s business.
Federal legislation
passed to combat the economic impact of the pandemic has been significant, including the $2.7 trillion Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in 2020, which included significant aid to offset
COVID-19
related expenditures of public sector issuers including states, territories, healthcare, higher education and transportation issuers. Also, the Federal Reserve has shown willingness to promote the stability of the financial system that is directly supportive of the municipal market, such as the Municipal Lending Facility created in 2020. In March of 2021, Congress passed the American Rescue Plan Act of 2021, a $1.9 trillion economic stimulus package designed to further stabilize the financial system. This law allocated nearly $350 billion of aid to state and local governments to replace lost revenues resulting from the pandemic with relatively few restrictions on use of said funds. However, economic activity, employment and inflation remain at risk as the path of economic recovery will still be significantly affected by the course of the virus, including new variants, and the continuing progress on vaccinations throughout the country
.

Insured portfolios
Any adverse developments on macroeconomic factors resulting from
COVID-19,
including without limitation reduced economic activity and certainty, increased unemployment, increased loan defaults or delinquencies, and increased stress on municipal budgets, including due to reduced tax revenues and the ability to raise taxes or limit spending, could materially and adversely affect the performance of the Company’s insured portfolios. Any impact of the pandemic on the Company’s financial guarantee credits would vary based on the nature of the taxes, fees and revenues pledged to debt repayment and their sensitivity to the related slowdown in economic activity. The duration of the pandemic, the efficacy of vaccines, spending of federal aid to state and local governments, and the breadth and speed of economic recovery will determine the economic stress, if any, incurred by the credits in the Company’s insured portfolios. While the unprecedented amount of federal aid directed to state and local municipalities has blunted the impact of the pandemic, not all of the issuers of the obligations in National’s insured portfolio were eligible to receive it. Further, if issuers are unable to raise taxes, reduce spending, or receive federal assistance, while such has not yet occurred materially, the Company may experience new or additional losses or impairments on those obligations, which could materially and adversely affect its business, financial condition and financial results.
Certain of MBIA Corp.’s structured finance policies, including those in which the underlying principal obligations are comprised of residential or commercial mortgages and mortgage-backed securities (“MBS”), could be negatively impacted by delays or failures of borrowers to make payments of principal and interest when due, or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities. MBIA Corp. has recorded significant loss reserves on its residential mortgage-backed securities (“RMBS”) and collateralized debt obligations (“CDO”) exposures, and there can be no assurance that these reserves will be sufficient if the pandemic causes further deterioration to the economy. These transactions are also subject to servicer risks, which relate to problems with the transaction’s servicer that could adversely impact performance of the underlying assets. Additionally, several of the Company’s credits, particularly within its international public finance sector, feature large, near term debt-service payments, while there can be no assurance that the liquidity position of MBIA Corp. will enable it to satisfy any claims that arise if the issuers of such credits are unable or unwilling to refinance or repay their obligations. MBIA Corp. has recorded expected recoveries on certain RMBS transactions, and the forbearance options that mortgage borrowers who were facing financial difficulties took advantage of under the CARES Act may continue to delay or impair collections on these recoveries.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

Liquidity
The Company continues to monitor its cash and liquid asset resources using cash forecasting and stress-scenario testing. Members of the Company’s senior management meet regularly to review liquidity metrics, discuss contingency plans and establish target liquidity levels. While liquidity levels and collateral amounts have normalized since the beginning of the pandemic, any additional impact the pandemic may have on the Company’s future liquidity position remains uncertain. Declines in the market value or rating eligibility of assets pledged against the Company’s obligations as a result of credit market deterioration caused by
COVID-19
or other factors may require additional eligible assets to be pledged in order to meet minimum required collateral amounts against these obligations. This could require the Company to sell assets, potentially with substantial losses or use free cash or other assets to meet the collateral requirements, thus negatively impacting the Company’s liquidity position. Additionally, declines in the yields in the Company’s insurance companies’ fixed-income portfolios could materially impact investment income.
National’s Insured Portfolio

National continues to monitor and remediate its existing insured portfolio and may also pursue strategic alternatives that could enhance shareholder value. Certain state and local governments and territory obligors that National insures are under financial and budgetary stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of National’s insured transactions. In particular, the Commonwealth of Puerto Rico and several of its public corporations and instrumentalities, which have reported significant fiscal stress, are currently in bankruptcy-like proceedings in the United States District Court for the District of Puerto Rico, pursuant to the PROMESA. Since 2016, Puerto Rico has been unable or unwilling to pay its obligations as and when due, and National has been required to pay claims of unpaid principal and interest when due under its insurance policies as a consequence. Puerto Rico may continue to fail to make payments when due, which could cause National to make additional claims payments which could be material. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. National monitors and analyzes these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain
.
MBIA Corp.’s Insured Portfolio
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
and
A-2
notes issued by Zohar CDO
2003-1,
Limited (“Zohar I”) and Zohar II
2005-1,
Limited (“Zohar II”), entitles MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. MBIA Corp. anticipates that it will receive substantial recoveries on the loans made to, and equity interests in, companies that, until late March of 2020, were purportedly controlled and managed by the sponsor and former collateral manager of the Zohar CDOs referenced above (collectively, the “Zohar Collateral”). There still remains significant uncertainty with respect to the realizable value of the remaining Zohar Collateral. Further, as the monetization process at the remaining portfolio companies continues to unfold in coordination with the new directors and managers in place, and new information concerning the financial condition of the portfolio companies is disclosed, the Company will continue to revise its expectations for recoveries.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

MBIA Corp. also projects to collect recoveries from prior claims associated with insured RMBS; however, the amount and timing of these collections are uncertain.
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
Note 2: Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As additional information becomes available or actual amounts become determinable, the recorded estimates are revised and reflected in operating results. Certain amounts have been reclassified in prior years’ financial statements to conform to the current presentation. This includes the presentation of “Net realized investment gains (losses)” on the Company’s consolidated statements of operations. These amounts were previously included in “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.
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
VIEs are entities that lack one or more of the characteristics of a voting interest entity. The consolidation of a VIE is required if an entity has a variable interest (such as an equity or debt investment, a beneficial interest, a guarantee, a written put option or a similar obligation) and that variable interest or interests give it a controlling financial interest in the VIE. A controlling financial interest is present when an enterprise has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The enterprise with the controlling financial interest, known as the primary beneficiary, is required to consolidate the VIE. The Company consolidates all VIEs in which it is the primary beneficiary. The Company may elect to apply the fair value option to the financial assets and financial liabilities of consolidated VIEs on a
VIE-by-VIE
basis. Refer to “Note 4: Variable Interest Entities” for additional information.
Investments
The Company classifies its investments as
available-for-sale
(“AFS”),
held-to-maturity
(“HTM”), or trading. AFS investments are reported in the consolidated balance sheets at fair value with non-credit
related unrealized gains and losses, net of applicable deferred income taxes, reflected in accumulated other comprehensive income (loss) (“AOCI”) in shareholders’ equity. The specific identification method is used to determine realized gains and losses on AFS securities. Investments carried at fair value consist of equity instruments, investments elected under the fair value option, and investments classified as trading. Short-term investments include all fixed-maturity securities held as AFS with a remaining maturity of less than one year at the date of purchase, including commercial paper and money market securities. Changes in the fair values of investments carried at fair value and realized gains and losses from the sale and other dispositions of investment securities are reflected in earnings as part of “Net gains (losses) on financial instruments at fair value and foreign exchange” and “Net realized investment gains (losses)”, respectively, on the Company’s consolidated statements of operations
.
Investment income is recorded as earned which includes the current period interest accruals deemed collectible. Accrued interest income is recorded as part of “Other assets” on the Company’s consolidated balance sheets. Bond discounts and premiums are amortized using the effective yield method over the remaining term of the securities and reported in “Net investment income” on the Company’s consolidated statements of operations. However, premiums on certain callable debt securities are amortized to the next call date. For MBS and asset-backed securities (“ABS”), discounts and premiums are amortized using the retrospective or prospective method.
Accrued interest income on debt securities is not assessed for credit losses since the Company reverses any past due accrued interest income through earnings as a charge against net investment income. Interest income is subsequently recognized to the extent cash is received.
Credit Losses on Debt Securities
For AFS debt securities, the Company’s consolidated statements of operations reflect the full impairment (the difference between a security’s amortized cost basis and fair value) if the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. AFS debt securities in an unrealized loss position and HTM debt securities are evaluated on a quarterly basis to determine if credit losses exist. The Company considers that credit losses exist when the Company does not expect to recover the entire amortized cost basis of the debt security. The Company measures an allowance for credit losses on a security-by-security
basis as the difference between the recorded investment and the present value of the cash flows expected to be collected, discounted at the instrument’s effective interest rate. Only the amounts of impairment associated with the credit losses are recognized as charges to earnings.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

As part of the adoption of ASU
2016-13,
effective January 1, 2020, the Company no longer records impairments for credit losses as adjustments to the amortized cost of the debt securities, but rather records an allowance for credit losses. The carrying values of debt securities are presented net of any allowance for credit losses. For AFS debt securities, adjustments to the amortized cost basis are recorded if there is an intent to sell before recovery of the impairment. For debt securities with an allowance for credit loss, changes in credit losses including accretion of the allowance for credit losses are recognized in earnings through other net realized gains (losses) with a corresponding change to the allowance for credit losses.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits, and deposits with banks with original maturities of less than three months.
Deferred Acquisition Costs
The Company deferred acquisition costs that were directly related to new or renewal insurance business. Acquisition costs are costs to acquire an insurance contract which result directly from and are essential to the insurance contracts transaction and would not have been incurred by the Company had the contract transaction not occurred. Acquisition costs include compensation of employees involved in underwriting, certain rating agency fees, state premium taxes and certain other underwriting expenses, reduced by ceding commission income on premiums ceded to reinsurers. Acquisition costs also included ceding commissions paid by the Company in connection with assuming business from other financial guarantors. Acquisition costs, net of ceding commissions received, related to non-derivative
insured financial guarantee transactions are deferred and amortized over the period in which the related premiums are earned. Since the cessation of new insurance business by the Company, new acquisition costs relate to installment-based policies written prior to such cessation.
Derivatives
Derivative instruments are reported at fair value on the consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the contract, and changes in fair value are reported in the consolidated statements of operations within “Net gains (losses) on financial instruments at fair value and foreign exchange” or “Unrealized gains (losses) on insured derivatives” depending on the nature of the derivative. The net change in the fair value of the Company’s insured derivatives has two primary components: (i) realized gains (losses) and other settlements on insured derivatives and (ii) unrealized gains (losses) on insured derivatives. “Realized gains (losses) and other settlements on insured derivatives” include (i) premiums received and receivable on insured derivative contracts, (ii) premiums paid and payable to reinsurers in respect to insured derivative contracts, (iii) net amounts received or paid on reinsurance commutations, (iv) losses paid and payable to insured derivative contract counterparties due to the occurrence of a payment event or settlement agreement, (v) losses recovered and recoverable on insured derivative contracts and (vi) fees related to insured derivative contracts. “Unrealized gains (losses) on insured derivatives” include all other changes in the fair values of the insured derivative contracts. As of December 31, 2020, the Company had no remaining insured exposure accounted for as an insured credit default swap (“CDS”) derivative.
In certain instances, the Company purchased or issued securities that contain embedded derivatives that were separated from the host contracts and accounted for as derivative instruments. In addition, the Company elected to record at fair value certain financial instruments that contain an embedded derivatives that would have otherwise required bifurcation from the host contracts and been accounted for separately as derivative instruments. These hybrid financial instruments included certain MTNs and certain AFS securities. The Company elected to fair value these hybrid financial instruments in their entirety given the complexity of bifurcating the embedded derivatives.
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

The accounting guidance establishes a fair value hierarchy that categorizes into three levels, the inputs used to measure fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available and reliable. Observable inputs are those that the Company believes market participants would use in pricing an asset or liability based on available market data. Unobservable inputs are those that reflect the Company’s beliefs about the assumptions market participants would use in pricing the asset or liability based on the best information available. The three levels of the fair value hierarchy are defined as follows:

•
Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date. An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

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
Loss and Loss Adjustment Expenses
The Company recognizes loss reserves on a
contract-by-contract
basis when the present value of probability-weighted expected net cash outflows to be paid under the contract discounted using a risk-free rate as of the measurement date exceeds the unearned premium revenue. A loss reserve is subsequently remeasured each reporting period for expected increases or decreases due to changes in the likelihood of default and potential recoveries. Subsequent changes to the measurement of loss reserves are recognized as loss expense or benefit

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

in the period of change. Measurement and recognition of loss reserves are reported gross of any reinsurance on the Company’s consolidated balance sheets. The Company estimates the likelihood of possible claim payments and possible recoveries of such claim payments using probability-weighted expected cash flows as of the measurement date based on information available, including market information. Accretion of the discounts on loss reserves and recoveries is included in loss expense. The Company considers its ability to collect contractual interest on claim payments when developing its expected inflows. The inclusion of such interest may result in the Company recording recoveries in excess of its actual or expected claim payments on a policy.
The Company recognizes potential recoveries on paid claims based on probability-weighted cash inflows present valued at applicable risk-free rates as of the measurement date. Such amounts are reported within “Insurance loss recoverable” on the Company’s consolidated balance sheets. To the extent the Company had recorded potential recoveries in its loss reserves previous to a claim payment, such recoveries are reclassified to “Insurance loss recoverable” upon payment of the related claim and remeasured at each reporting period.
The Company’s loss reserves, insurance loss recoverable, and accruals for loss adjustment expense (“LAE”) incurred are disclosed in “Note 6: Loss and Loss Adjustment Expense Reserves.”
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
Financial Guarantee Insurance Premiums
Unearned Premium Revenue and Receivable for Future Premiums
The Company recognized a liability for unearned premium revenue at the inception of financial guarantee insurance and reinsurance contracts on a contract-by-contract
basis. Unearned premium revenue recognized at inception of a contract is measured at the present value of the premium due. For most financial guarantee insurance contracts, the Company received the entire premium due at the inception of the contract, and recognized an unearned premium revenue liability at that time. For certain other financial guarantee contracts, the Company receives premiums in installments over the term of the contract. Unearned premium revenue and a receivable for future premiums were recognized at the inception of each installment contract, and measured at the present value of premiums expected to be collected over the contract period or expected period using a risk-free discount rate. The expected period is used in the present value determination of unearned premium revenue and receivable for future premiums for contracts where (a) the insured obligation is contractually prepayable, (b) prepayments are probable, (c) the amount and timing of prepayments are reasonably estimable, and (d) a homogenous pool of assets is the underlying collateral for the insured obligation. Premiums receivable for policies that use the expected period of risk due to expected prepayments are adjusted in subsequent measurement periods when prepayment assumptions change using the risk-free discount rate as of the remeasurement date. The Company has determined that substantially all of its installment contracts meet the conditions required to be treated as expected period contracts. Premiums receivable also includes the current amount of premiums due from installment policies insuring consolidated VIEs when the premiums are payable by third-parties on behalf of the consolidated VIEs. The receivable for future premiums is reduced as installment premiums are collected. The Company reports the accretion of the discount on installment premiums receivable as premium revenue and discloses the amount recognized in “Note 5: Insurance Premiums.” As premium revenue is recognized, the unearned premium revenue liability is reduced.

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
Fee and Reimbursement Revenue Recognition
The Company collects insurance related fees for services performed in connection with certain transactions. Fees are earned when the related services are completed. Types of fees include waiver and consent and termination fees.
Stock-Based Compensation
The Company recognizes in earnings, generally over the vesting or service period of an award, the cost of all stock-based payment transactions using the fair value of the stock-based compensation provided. Refer to “Note 15: Benefit Plans” for a further discussion regarding the methodology utilized in recognizing employee stock compensation expense.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Income Taxes

Deferred income taxes are recorded with respect to temporary differences between the tax bases of assets and liabilities and the reported amounts in the Company’s financial statements that will result in deductible or taxable amounts in future years when the reported amounts of assets and liabilities are recovered or settled. Such temporary differences relate principally to net operating losses (“NOLs”), accrued surplus note interest, foreign tax credits, loss reserve deductions, premium revenue recognition, deferred acquisition costs, and unrealized gains and losses. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. As of December 31, 2021 and 2020, the Company had a full valuation allowance on its net deferred tax asset. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates in the period in which changes are approved by the relevant authority.
MBIA Inc. and its eligible U.S. subsidiaries file a consolidated federal income tax return. The U.S. income taxes are allocated based on the provisions of the Company’s tax sharing agreement, which governs the intercompany settlement of tax obligations and benefits. The method of allocation between the members is based upon calculations as if each member filed its separate tax return. Under the Company’s tax sharing agreement, each member with an NOL will receive the benefits of its tax losses and credits as it is able to earn them out in the future.
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
Note 3: Recent Accounting Pronouncements
Recently Adopted Accounting Standards
During 2021, the Company did not adopt any new accounting pronouncements that had a material impact on its consolidated financial statements.
Recent Accounting Developments
Reference Rate Reform (Topic 848): Scope (ASU
2021-01)
and Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU
2020-04)
In January of 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”)
2021-01,
“Reference Rate Reform – Scope,” which clarified the scope and application of the original guidance, ASU
2020-04,
“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” issued in March of 2020. ASU
2020-04
provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or other rates that are expected to be discontinued, subject to meeting certain criteria. Both ASU
2020-04
and ASU
2021-01
were effective upon issuance, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is evaluating the potential impact of adopting ASU
2021-01
and
2020-04
and expect to adopt these ASUs when LIBOR is discontinued by June of 2023.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4: Variable Interest Entities
Primarily through MBIA’s international and structured finance insurance segment, the Company provides credit protection to issuers of obligations that may involve issuer-sponsored special purpose entities (“SPEs”). An SPE may be considered a variable interest entity (“VIE”) to the extent the SPE’s total equity at risk is not sufficient to permit the SPE to finance its activities without additional subordinated financial support or its equity investors lack any one of the following characteristics: (i) the power to direct the activities of the SPE that most significantly impact the entity’s economic performance or (ii) the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity. A holder of a variable interest or interests in a VIE is required to assess whether it has a controlling financial interest, and thus is required to consolidate the entity as primary beneficiary. An assessment of a controlling financial interest identifies the primary beneficiary as the variable interest holder that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE. An ongoing reassessment of controlling financial interest is required to be performed based on any substantive changes in facts and circumstances involving the VIE and its variable interests
.
The Company evaluates issuer-sponsored SPEs initially to determine if an entity is a VIE, and is required to reconsider its initial determination if certain events occur. For all entities determined to be VIEs, MBIA performs an ongoing reassessment to determine whether its guarantee to provide credit protection on obligations issued by VIEs provides the Company with a controlling financial interest. Based on its ongoing reassessment of controlling financial interest, the Company determines whether a VIE is required to be consolidated or deconsolidated.
The Company makes its determination for consolidation based on a qualitative assessment of the purpose and design of a VIE, the terms and characteristics of variable interests of an entity, and the risks a VIE is designed to create and pass through to holders of variable interests. The Company generally provides credit protection on obligations issued by VIEs, and holds certain contractual rights according to the purpose and design of a VIE. The Company may have the ability to direct certain activities of a VIE depending on facts and circumstances, including the occurrence of certain contingent events, and these activities may be considered the activities that most significantly impact the VIE’s economic performance. The Company generally considers its guarantee of principal and interest payments of insured obligations, given nonperformance by a VIE, to be an obligation to absorb losses of the entity that could potentially be significant to the VIE. At the time the Company determines it has the ability to direct the activities of a VIE that most significantly impact the economic performance of the entity based on facts and circumstances, MBIA is deemed to have a controlling financial interest in the VIE and is required to consolidate the entity as primary beneficiary. The Company performs an ongoing reassessment of controlling financial interest that may result in consolidation or deconsolidation of any VIE.

Consolidated VIEs
The carrying amounts of assets and liabilities of consolidated VIEs were $169 million and $291 million, respectively, as of December 31, 2021 and $830 million and $623 million, respectively, as of December 31, 2020. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. In 2021, the Company deconsolidated three structured finance VIEs due to the prepayment of the outstanding notes of the VIEs that were insured by MBIA Corp.,
and recorded losses of $14 million primarily due to credit losses in AOCI that were released to earnings under fair value accounting.
In 2020, the Company deconsolidated two structured finance VIEs due to the prepayment of the outstanding notes of the VIEs that were insured by MBIA Corp. In addition, the
allowance for credit losses on HTM assets held by one of the deconsolidated
structured finance VIEs was reduced to zero. Refer to “Note 8: “Investments” for further information on credit losses on investments. Also in 2020, the Puerto Rico Sales Tax Financing Corporation (“COFINA”) Trusts established in 2019 were legally dissolved and the seven related VIEs were deconsolidated. There was no impact on the Company’s consolidated statement of operations in 2020 due to the deconsolidation of these VIEs. Consolidation and deconsolidation

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4: Variable Interest Entities (continued)

gains and losses, if any, are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations.
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
Nonconsolidated VIEs
The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of December 31, 2021 and December 31, 2020. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	December 31, 2021
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$1,261	$87	$14	$40	$11	$430
Consumer asset-backed	226	—	1	1	1	6
Corporate asset-backed	503	—	3	200	4	11

Total global structured finance	1,990	87	18	241	16	447
Global public finance	834	—	6	—	5	—

Total insurance	$2,824	$87	$24	$241	$21	$447

	December 31, 2020
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$1,835	$21	$16	$90	$14	$482
Consumer asset-backed	293	—	1	1	1	15
Corporate asset-backed	735	—	5	364	5	—

Total global structured finance	2,863	21	22	455	20	497
Global public finance	1,434	—	7	—	7	2

Total insurance	$4,297	$21	$29	$455	$27	$499

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5: Insurance Premiums
The Company
recognizes and measures premiums related to financial guarantee
(non-derivative)
insurance and reinsurance contracts in accordance with the accounting principles for financial guarantee insurance contracts.
As of December 31, 2021 and 2020, the Company had an allowance for credit losses on premium receivables of $5 million. Refer to “Note 2: Significant Accounting Policies” for further information regarding the accounting related to credit losses on premium receivables.

As of December 31, 2021 and 2020, the weighted average risk-free rates used to discount future installment premiums were
2.8% and 2.7%, respectively, and the weighted average expected collection term of the premiums receivable was 9.09 years and 8.75 years, respectively. As of December 31, 2021 and 2020, reinsurance premiums payable was $5 million and $15 million, respectively, and is included in “Other liabilities” in the Company’s consolidated balance sheets. The decline in reinsurance premiums payable from the prior year relates to the termination of an international public finance credit. The reinsurance premiums payable is accreted and paid to reinsurers as premiums due to MBIA are accreted and collected.
The following tables present a roll forward of the Company’s premiums receivable for the years ended December 31, 2021 and 2020.

In millions			Adjustments
Premiums Receivable as of December 31, 2020	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount (1)	Other (2)	Premiums Receivable as of December 31, 2021
$ 216	$(44)	$—	$7	$5	$(6)	$178

(1)—Recorded within premiums earned on MBIA’s consolidated statement of operations.
(2)—The change primarily relates to a foreign exchange loss due to the termination of an international public finance credit.

In millions			Adjustments
Premiums Receivable as of December 31, 2019	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount (1)	Other (2)	Premiums Receivable as of December 31, 2020
$ 249	$(30)	$—	$(1)	$6	$(8)	$216

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5: Insurance Premiums (continued)

The following table presents the undiscounted future amount of premiums expected to be collected and the period in which those collections are expected to occur:

In millions	Expected Collection of Premiums
Three months ending:
March 31, 2022	$3
June 30, 2022	6
September 30, 2022	4
December 31, 2022	7

Twelve months ending:
December 31, 2023	18
December 31, 2024	17
December 31, 2025	16
December 31, 2026	14

Five years ending:

December 31, 2031	57
December 31, 2036	42
December 31, 2041 and thereafter	47

Total	$231

The following table presents the unearned premium revenue balance and future expected premium earnings as of and for the periods presented:

In millions	Unearned Premium Revenue	Expected Future Premium Earnings		Accretion	Total Expected Future Premium Earnings
		Upfront	Installments
December 31, 2021	$322

Three months ending:
March 31, 2022	312	$5	$5	$1	$11
June 30, 2022	302	5	5	1	11
September 30, 2022	293	5	4	2	11
December 31, 2022	284	5	4	1	10

Twelve months ending:
December 31, 2023	250	18	16	4	38
December 31, 2024	219	16	15	4	35
December 31, 2025	192	14	13	4	31
December 31, 2026	168	13	11	3	27

Five years ending:
December 31, 2031	87	41	40	14	95
December 31, 2036	41	18	28	8	54
December 31, 2041 and thereafter	—	12	29	7	48

Total		$152	$170	$49	$371

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
The establishment of the appropriate level of loss reserves is an inherently uncertain process involving numerous assumptions, estimates and subjective judgments by management that depend primarily on the nature of the underlying insured obligation. These variables include the nature and creditworthiness of the issuers of the insured obligations, expected recovery rates on unsecured obligations, the projected cash flow or market value of any assets pledged as collateral on secured obligations, and the expected rates of recovery, cash flow or market values on such obligations or assets. Factors that may affect the actual ultimate realized losses for any policy include economic conditions and trends, political developments, levels of interest rates, borrower behavior, the default rate and salvage values of specific collateral, and the Company’s ability to enforce contractual rights through litigation and otherwise, including the collection of contractual interest on claim payments. The Company’s remediation strategy for an insured obligation that has defaulted or is expected to default may also have an impact on the Company’s loss reserves.

In establishing case basis loss reserves, the Company calculates the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and the weighted average remaining life of the insurance contract as required by accounting principles for financial guarantee contracts. Yields on U.S. Treasury offerings are used to discount loss reserves denominated in U.S. dollars, which represent the majority of the loss reserves. Similarly, yields on foreign government offerings are used to discount loss reserves denominated in currencies other than the U.S. dollar. Significant changes in discount rates from period to period may have a material impact on the present value of the Company’s loss reserves and expected recoveries. In addition, if the Company were to apply different discount rates, its case basis reserves may have been higher or lower than those established as of December 31, 2021. For example, a higher discount rate applied to expected future payments would have decreased the amount of a case basis reserve established by the Company and a lower rate would have increased the amount of a reserve established by the Company. Similarly, a higher discount rate applied to the potential future recoveries would have decreased the amount of a loss recoverable established by the Company and a lower rate would have increased the amount of a loss recoverable established by the Company.
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
As part of the GO and HTA PSAs, National will receive certain consideration to include cash, bonds and the CVI. The ultimate recovery value to National will depend on the value of these assets once issued and over time. During 2021, National updated its loss reserve scenarios on the GO and HTA, which include a probability weighting of potential outcomes, to include certain assumptions about recovery valuation on the date it expects to receive the cash, bonds and the CVI. Previously, National’s estimate of GO and HTA recoveries was based on expected long-term cash flows and sale prices at future dates of the consideration it expects to receive from the GO and HTA PSAs, respectively, discounted at risk free rates used for GAAP loss reserving. Also during 2021, National modified its PREPA scenario assumptions to reflect assumptions about actual and anticipated sales of the recoverables on PREPA bankruptcy claims that had been fully satisfied by National’s insurance claim payments. Refer to the section entitled
Loss and LAE Activity
below for further information.
International and Structured Finance Insurance
The international and structured finance insurance segment’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP do not include reserves and recoveries on consolidated VIEs, since they are eliminated in consolidation. In addition,
COVID-19
may present additional but unknown credit risks to MBIA Corp.’s insured portfolio. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information on
COVID-19.
RMBS Case Basis Reserves (Financial Guarantees)
The Company’s first-lien RMBS case basis reserves primarily relate to RMBS backed by alternative
A-paper
and subprime mortgage loans. The Company’s second-lien RMBS case basis reserves relate to RMBS backed by home equity lines of credit and closed-end
second mortgages. The Company calculated RMBS case basis reserves as of December 31, 2021 for both first and second-lien RMBS transactions using a process called the Roll Rate Methodology (“Roll Rate Methodology”). The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Roll Rate is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off
or liquidated. The loss reserve estimates are based on a probability-weighted average of potential scenarios of loan losses. Additional data used for both first and second-lien loans include historic averages of deal specific voluntary prepayment rates, forward projections of the LIBOR interest rates, and historic averages of deal-specific loss severities. Where applicable, the Company factors in termination scenarios when clean up calls are imminent.
In calculating ultimate cumulative losses for RMBS, the Company estimates the amount of first-lien loans that are expected to be liquidated in the future through foreclosure or short sale, and estimates, the amount of second-lien loans that are expected to be charged-off
(deemed uncollectible by servicers of the transactions). The time to liquidation for a defaulted loan is specific to the loan’s delinquency bucket.

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
its assumptions.
RMBS Recoveries
The Company’s RMBS recoveries relate to structural features within the trust structures that allow for the Company to be reimbursed for prior claims paid. These reimbursements for specific trusts include recoveries that are generated from the excess spread of the transactions. Excess spread within insured RMBS securitizations is the difference between interest inflows on mortgage loan collateral and interest outflows on the insured RMBS notes. Previously, recoveries also included second-lien
“put-back”
claims related to those mortgage loans whose inclusion in an insured securitization failed to comply with representations and warranties (“ineligible loans”); however the Company has settled all of its put-back
claims relating to the inclusion of ineligible loans in securitizations it insured. See “Second-lien
Put-Back
Claims Related to Ineligible Loans” below.
Second-lien
Put-Back
Claims Related to Ineligible Loans
During the first quarter of 2021, the Company entered into a settlement agreement with Credit Suisse related to its put-back
claims. In the litigation brought to pursue these claims, Credit Suisse had challenged the Company’s assessment of the ineligibility of individual mortgage loans. In November of 2020, following a trial and post-trial briefing, the Court overseeing the litigation issued a decision declaring that MBIA Corp. had succeeded in establishing that a majority of the loans in the transaction were ineligible. In January of 2021, the Court issued an order declaring that Credit Suisse was liable to MBIA for approximately
$604 million in damages. In February of 2021, the parties to the litigation entered into a settlement agreement pursuant to which Credit Suisse paid MBIA Corp. $600 million, and the Court entered an order dismissing the case. As of December 31, 2020, the Company consolidated the RMBS securitization originated by Credit Suisse as a VIE and, therefore, eliminated
its estimate of recoveries from its insurance accounting and reflected
such recoveries in its accounting for the loan repurchase commitments asset of the VIE using a fair value measurement.
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

Zohar Recoveries
MBIA Corp. is seeking to recover the payments it made (plus interest and expenses) with respect to Zohar I and Zohar II. Salvage and subrogation recoveries related to Zohar I and Zohar II are reported within “Insurance loss recoverable” on the Company’s consolidated balance sheet. The Company’s estimate of the insurance loss recoverable for Zohar I and Zohar II includes probability-weighted scenarios of the ultimate monetized recovery from the Zohar Collateral.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

MBIA Corp. anticipates that it will receive substantial recoveries on the Zohar Collateral. There still remains significant uncertainty with respect to the realizable value of the remaining Zohar Collateral. Further, as the monetization process at the remaining portfolio companies continues to unfold in coordination with the new directors and managers in place, and new information concerning the financial condition of the portfolio companies is disclosed, the Company will continue to revise its expectations for recoveries.
Summary of Loss and LAE Reserves and Recoveries
The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs for the international and structured finance insurance segment, which are included in the Company’s consolidated balance sheets as of December 31, 2021 and December 31, 2020 are presented in the following table:

	As of December 31, 2021		As of December 31, 2020
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (2)	Insurance loss recoverable	Loss and LAE reserves (2)
U.S. Public Finance Insurance	$1,054	$425	$1,220	$469
International and Structured Finance Insurance:
Before VIE eliminations (1)	244	687	1,082	780
VIE eliminations (1)	(2)	(218)	(625)	(259)

Total international and structured finance insurance	242	469	457	521

Total	$1,296	$894	$1,677	$990

(1)—Includes loan repurchase commitments of $604 million as of December 31, 2020.
(2)—Amounts are net of estimated recoveries of expected future claims.

Changes in Loss and LAE Reserves
Loss and LAE reserves represent the Company’s estimate of future claims and LAE payments, net of any future recoveries of such payments.
The following table presents changes in the Company’s loss and LAE reserves for the years ended December 31, 2021. Changes in loss and LAE reserves, with the exception of loss and LAE payments and the impact of the revaluation of loss reserves denominated in amounts other than U.S. dollars, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of December 31, 2021, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 1.53%. LAE reserves are generally expected to be settled within a one-year
period and are not discounted. As of December 31, 2021 and December 31, 2020, the Company’s gross loss and LAE reserves included $38 million and $30 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2021
Gross Loss and LAE Reserves as of December 31, 2020 (1)	Loss Payments	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Gross Loss and LAE Reserves as of December 31, 2021 (1)
$ 990	$(302)	$15	$(40)	$226	$5	$894

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
For the year ended December 31, 2021, loss and LAE reserves declined compared to December 31, 2020, primarily related to claim payments made on Puerto Rico exposures and a decrease in expected payments related to certain insured first-lien RMBS transactions as a result of an increase in risk-free rates used to present value loss reserves during 2021. This decline was partially offset by an increase in losses on certain Puerto Rico exposures as a result of a change in scenario assumptions as discussed above, and an increase in risk-free rates in 2021, which caused future recoveries of unpaid losses to decline.
The increase in the Company’s loss reserves for the year ended December 31, 2020, primarily related to an increase in expected payments on certain Puerto Rico exposures and an increase in losses on insured first-lien RMBS due to the decline in risk-free rates during 2020 used to present value loss reserves. This increase was partially offset by actual payments made and favorable changes in future recoveries on unpaid losses due to the decline in risk-free rates on certain Puerto Rico exposures.
Changes in Insurance Loss Recoverable
Insurance loss recoverable represents the Company’s estimate of recoveries on paid claims and LAE. The Company recognizes potential recoveries on paid claims based on the probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. The following table presents changes in the Company’s insurance loss recoverable for the years ended December 31, 2021. Changes in insurance loss recoverable with the exception of collections, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable for the Year Ended December 31, 2021
In millions	Gross Reserve as of December 31, 2020	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Gross Reserve as of December 31, 2021
Insurance loss recoverable	$1,677	$(266)	$15	$25	$(155)	$1,296

		Changes in Insurance Loss Recoverable for the Year Ended December 31, 2020
In millions	Gross Reserve as of December 31, 2019	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Gross Reserve as of December 31, 2020
Insurance loss recoverable	$1,694	$(49)	$14	$115	$(97)	$1,677

The decrease in the Company’s insurance loss recoverable during 2021 was the result of the sale of a portion of PREPA bankruptcy claims that have been fully satisfied by National’s insurance claim payments, a decline in expected recoveries on CDOs, the collection of salvage related to certain CDO transactions, and the collection of excess spread related to the sale of loans within and termination of certain second-lien RMBS transactions. This was partially offset by an increase in estimated recoveries for claims paid on certain Puerto Rico credits during 2021 for which the Company expects recoveries.
The decrease in the Company’s insurance loss recoverable during 2020 was primarily due to a decline in expected recoveries on CDOs. This was partially offset by certain Puerto Rico claim payments that are expected to be recovered in the future, as well as the impact of a decline in risk-free rates on certain Puerto Rico exposures.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Loss and LAE Activity
For the year ended December 31, 2021, loss and LAE incurred primarily related to changes in loss and recovery scenario assumptions on HTA, PREPA, GO, CDO and RMBS credits, and changes in risk-free rates. National modified its HTA scenarios to reflect the most recent Plan of Adjustment including certain assumptions about recovery valuation on the date it expects to receive cash, bonds, and a CVI, which resulted in a decreased recovery value. National modified its PREPA scenarios to reflect assumptions about actual and anticipated sales of the recoverables on PREPA bankruptcy claims that have been fully satisfied by National’s insurance claim payments, which decreased its expected PREPA recoveries, partially offset by additional expected recoveries under the PREPA RSA. With regard to GO, National recorded a benefit as a result of modifying its scenario assumptions to incorporate the final terms of the Plan of Adjustment. This includes a commutation of
 27% of National’s outstanding insured bonds and an acceleration of National’s remaining insured bonds. In addition, National updated its GO loss reserve scenarios to include certain assumptions about recovery valuation on the date it expects to receive cash, bonds and a CVI. For CDOs, the Company incurred losses related to a decline in estimated recoveries of paid claims. The increase in risk free rates during 2021 resulted in unfavorable changes in future recoveries on unpaid losses on certain Puerto Rico exposure and favorable changes in unpaid losses on the Company’s insured first-lien RMBS exposure.
For the year ended December 31, 2020, loss and LAE incurred primarily related to a decrease in expected salvage collections related to CDOs, an increase in actual and expected payments on certain Puerto Rico credits and an increase in losses on first-lien RMBS due to the decline in risk-free rates used to present value loss reserves. During 2020, overall risk-free rates used to discount loss reserve and recovery cash flows declined. The decline in risk-free rates had the impact of increasing the present value of recoveries, primarily on certain Puerto Rico credits, which was partially offset by the impact of increasing the present value of future claim payments across the Company’s insured portfolio.
For the year ended December 31, 2019, loss and LAE incurred primarily related to a decrease in expected salvage collections related to CDOs, an increase in expected payments on insured first-lien RMBS transactions and certain Puerto Rico exposures.
Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the years ended December 31, 2021, 2020 and 2019, gross LAE related to remediating insured obligations were $47 million, $51 million and $29 million, respectively.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Surveillance Categories
The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2021:

	Surveillance Categories
	Caution	Caution	Caution
	List	List	List	Classified
$ in millions	Low	Medium	High	List	Total
Number of policies	55	3	—	202	260
Number of issues (1)	16	2	—	88	106
Remaining weighted average contract period (in years)	6.1	2.6	—	8.1	7.4
Gross insured contractual payments outstanding: (2)
Principal	$1,366	$6	$—	$2,719	$4,091
Interest	1,867	1	—	1,214	3,082

Total	$3,233	$7	$—	$3,933	$7,173

Gross Claim Liability (3)	$—	$—	$—	$1,051	$1,051
Less:
Gross Potential Recoveries (4)	—	—	—	1,498	1,498
Discount, net (5)	—	—	—	(32)	(32)

Net claim liability (recoverable)	$—	$—	$—	$(415)	$(415)

Unearned premium revenue	$8	$—	$—	$29	$37
Reinsurance recoverable on paid and unpaid losses (6)					$7

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
Loans Receivable at Fair Value
Loans receivable at fair value are assets held by consolidated VIEs consisting of residential mortgage loans and are categorized in Level 3 of the fair value hierarchy. Fair values of residential mortgage loans are determined using quoted prices for similar securities or MBS issued by the respective VIE and adjusted for the fair values of the financial guarantees provided by MBIA Corp. on the related MBS. The fair values of the financial guarantees consider expected claim payments, net of recoveries, under MBIA Corp.’s policies.
Loan Repurchase Commitments
Loan repurchase commitments are obligations owed by the sellers/servicers of mortgage loans to MBIA as reimbursement of paid claims. Loan repurchase commitments were assets of certain consolidated VIEs. These assets represented the rights of MBIA against the sellers/servicers for breaches of representations and warranties

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

that the securitized residential mortgage loans sold to the trust to comply with stated underwriting guidelines and for the sellers/servicers to cure, replace, or repurchase mortgage loans. Fair value measurements of loan repurchase commitments represented the amounts owed by the sellers/servicers to MBIA as reimbursement of paid claims and contractual interest. Loan repurchase commitments were not securities and no quoted prices or comparable market transaction information were observable or available. Fair values of loan repurchase commitments were determined using discounted cash flow techniques and were categorized in Level 3 of the fair value hierarchy. The Company’s loan repurchase commitments were settled in the first quarter of 2021.
Other Assets
A VIE consolidated by the Company entered into a derivative instrument consisting of a cross currency swap. The cross currency swap was entered into to manage the variability in cash flows resulting from fluctuations in foreign currency rates. The fair value of the VIE derivative is determined based on inputs from unobservable cash flows projection of the derivative, discounted using observable discount rates. As the significant inputs are unobservable, the derivative contract is categorized in Level 3 of the fair value hierarchy.
Other assets also include receivables representing the right to receive reimbursement payments on claim payments expected to be made on certain insured VIE liabilities due to risk mitigating transactions with third parties executed to effectively defease, or, in-substance
commute the Company’s exposure on its financial guarantee policies. The right to receive reimbursement payments is based on the value of the Company’s financial guarantee determined using a cash flow model. The fair value of the financial guarantee primarily contains unobservable inputs and is categorized in Level 3 of the fair value hierarchy.
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
Significant Unobservable Inputs
The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

In millions	Fair Value as of December 31, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$77	Market prices of similar liabilities adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	23%—72%(55%) (1)
Liabilities of consolidated VIEs:
Variable interest entity notes	291	Market prices of VIE assets adjusted for financial guarantees provided or market prices of similar liabilities	Impact of financial guarantee	33%—73%(59%) (1)

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Fair Value Measurements
The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of December 31, 2021 and 2020:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$750	$95	$—	$845
State and municipal bonds	—	168	—	168
Foreign governments	—	17	—	17
Corporate obligations	—	1,050	—	1,050
Mortgage-backed securities:
Residential mortgage-backed agency	—	198	—	198
Residential mortgage-backed non-agency	—	98	—	98
Commercial mortgage-backed	—	13	—	13
Asset-backed securities:
Collateralized debt obligations	—	150	—	150
Other asset-backed	—	106	—	106

Total fixed-maturity investments	750	1,895	—	2,645
Money market securities	78	—	—	78
Perpetual debt and equity securities	47	23	—	70
Cash and cash equivalents	151	—	—	151
Derivative assets:
Non-insured interest rate derivatives	—	1	—	1
Assets of consolidated VIEs:
Corporate obligations	—	5	—	5
Mortgage-backed securities:
Residential mortgage-backed non-agency	—	27	—	27
Commercial mortgage-backed	—	10	—	10
Asset-backed securities:
Collateralized debt obligations	—	6	4	10
Other asset-backed	—	8	—	8
Cash	9	—	—	9
Loans receivable at fair value:
Residential loans receivable	—	—	77	77
Other assets:
Currency derivatives	—	—	9	9
Other	—	—	14	14

Total assets	$1,035	$1,975	$104	$3,114

Liabilities:
Medium-term notes	$—	$—	$98	$98
Derivative liabilities:
Insured credit derivatives	—	1	—	1
Non-insured interest rate derivatives	—	130	—	130
Liabilities of consolidated VIEs:
Variable interest entity notes	—	—	291	291

Total liabilities	$—	$131	$389	$520

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2020
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$750	$105	$—	$855
State and municipal bonds	—	195	—	195
Foreign governments	—	15	—	15
Corporate obligations	—	975	—	975
Mortgage-backed securities:
Residential mortgage-backed agency	—	319	—	319
Residential mortgage-backed non-agency	—	32	—	32
Commercial mortgage-backed	—	20	—	20
Asset-backed securities:
Collateralized debt obligations	—	121	—	121
Other asset-backed	—	141	—	141

Total fixed-maturity investments	750	1,923	—	2,673
Money market securities	1	—	—	1
Perpetual debt and equity securities	37	25	—	62
Cash and cash equivalents	158	—	—	158
Derivative assets:
Non-insured interest rate derivatives	—	1	—	1
Assets of consolidated VIEs:
Corporate obligations	—	6	—	6
Mortgage-backed securities:

Residential mortgage-backed non-agency	—	40	—	40
Commercial mortgage-backed	—	16	—	16
Asset-backed securities:
Collateralized debt obligations	—	8	—	8
Other asset-backed	—	7	—	7
Cash	9	—	—	9
Loans receivable at fair value:
Residential loans receivable	—	—	120	120
Loan repurchase commitments	—	—	604	604
Other assets:
Currency derivatives	—	—	6	6
Other	—	—	14	14

Total assets	$955	$2,026	$744	$3,725

Liabilities:
Medium-term notes	$—	$—	$110	$110
Derivative liabilities:
Insured credit derivatives	—	2	—	2
Non-insured interest rate derivatives	—	164	—	164
Other non-insured	—	—	49	49
Liabilities of consolidated VIEs:
Variable interest entity notes	—	47	303	350

Total liabilities	$—	$213	$462	$675

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Level 3 assets

at fair value as of December 31, 2021 and 2020 represented approximatel
y

3
% an
d

20
%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of December 31, 2021 and 2020 represented approximately
75
% and
68
%, respectively, of total liabilities measured at fair value.

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of December 31, 2021 and 2020. The majority of the financial assets and liabilities that the Company requires fair value reporting or disclosures are valued based on the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for the identical or similar products.

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2021	Carry Value Balance as of December 31, 2021
Liabilities:
Long-term debt	$—	$433	$—	$433	$2,331
Medium-term notes	—	—	322	322	490
Investment agreements	—	—	355	355	274

Total liabilities	$—	$433	$677	$1,110	$3,095

Financial Guarantees:
Gross liability (recoverable)	$—	$—	$848	$848	$(80)
Ceded recoverable (liability)	—	—	30	30	(42)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2020	Carry Value Balance as of December 31, 2020
Liabilities:
Long-term debt	$—	$631	$—	$631	$2,229
Medium-term notes	—	—	396	396	598
Investment agreements	—	—	376	376	269
Liabilities of consolidated VIEs:
Variable interest entity notes	—	276	—	276	273

Total liabilities	$—	$907	$772	$1,679	$3,369

Financial Guarantees:
Gross liability (recoverable)	$—	$—	$811	$811	$(282)
Ceded recoverable (liability)	—	—	45	45	(17)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the years ended December 31, 2021 and 2020:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2021

In millions	Balance, Beginning of Year	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2021	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of December 31, 2021 (1)
Assets:
Assets of consolidated VIEs:
Commercial mortgage-backed	$—	$—	$—	$—	$—	$(4)	$—	$4	$—	$—	$—	$—
Collateralized debt obligations	—	—	—	—	—	—	—	4	—	4	—	—
Loans receivable-residential	120	32	—	—	—	(15)	(60)	—	—	77	21	—
Loan repurchase commitments	604	(4)	—	—	—	(600)	—	—	—	—	—	—
Currency derivatives	6	3	—	—	—	—	—	—	—	9	3	—
Other	14	—	—	—	—	—	—	—	—	14	—	—

Total assets	$744	$31	$—	$—	$—	$(619)	$(60)	$8	$—	$104	$24	$—

In millions	Balance, Beginning of Year	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in Credit Risk in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of December 31, 2021	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of December 31, 2021 (2)
Liabilities:
Medium-term notes	$110	$(17)	$10	$—	$—	$(5)	$—	$—	$—	$98	$(17)	$10
Other derivatives	49	—	—	—	—	(49)	—	—	—	—	—	—
Liabilities of consolidated VIEs:
VIE notes	303	46	(15)	—	—	(38)	(5)	—	—	291	24	5

Total liabilities	$462	$29	$(5)	$—	$—	$(92)	$(5)	$—	$—	$389	$7	$15

(1)—Reported	within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
(2)—Reported	within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2020

In millions	Balance, Beginning of Year	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2020	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2020 (1)
Assets:
Other asset-backed	$1	$—	$—	$—	$—	$(1)	$—	$—	$—	$—	$—	$—
Assets of consolidated VIEs:
Loans receivable-residential	136	—	—	—	—	(16)	—	—	—	120	(4)	—
Loan repurchase commitments	486	118	—	—	—	—	—	—	—	604	118	—
Currency derivatives	8	(2)	—	—	—	—	—	—	—	6	(2)	—
Other	18	(4)	—	—	—	—	—	—	—	14	(4)	—

Total assets	$649	$112	$—	$—	$—	$(17)	$—	$—	$—	$744	$108	$—

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of December 31, 2020	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of December 31, 2020 (2)
Liabilities:

Medium-term notes	$108	$15	$(13)	$—	$—	$—	$—	$—	$—	$110	$15	$(13)
Credit derivatives	7	(6)	—	—	—	(1)	—	—	—	—	—	—
Other derivatives	34	15	—	—	—	—	—	—	—	49	15	—
Other payable	4	—	—	—	—	(4)	—	—	—	—	—	—
Liabilities of consolidated VIEs:
VIE notes	347	11	(40)	—	—	(15)	—	—	—	303	5	(38)

Total liabilities	$500	$35	$(53)	$—	$—	$(20)	$—	$—	$—	$462	$35	$(51)

(1)—Reported	within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
(2)—Reported	within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
For the year ended December 31, 2021, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.
For the year ended December 31, 2021, transfers into Level 3 and out of Level 2 were principally related to CMBS and CDOs, where inputs, which are significant to their valuation, became unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers out of Level 3.
For the year ended December 31, 2020, there were no transfers into or out of Level 3.
Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the years ended December 31, 2021, 2020 and 2019 are reported on the Company’s consolidated statements of operations as follows:

In millions	Total Gains (Losses) Included in Earnings			Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of December 31,
	2021	2020	2019	2021	2020	2019
Revenues:
Unrealized gains (losses) on insured derivatives	$—	$7	$25	$—	$—	$25
Realized gains (losses) and other settlements on insured derivatives	—	(1)	(10)	—	—	—
Net gains (losses) on financial instruments at fair value and foreign exchange	17	(30)	(26)	17	(30)	(27)
Net investment losses related to other-than-temporary impairments	—	—	(1)	—	—	—
Other net realized gains (losses)	—	—	(2)	—	—	(2)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(15)	101	53	—	103	68

Total	$2	$77	$39	$17	$73	$64

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Fair Value Option
The Company elected to record at fair value certain financial instruments, including financial instruments that are consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs.
The following table presents the gains and (losses) included in the Company’s consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 for financial instruments for which the fair value option was elected:

	Years Ended December 31,
In millions	2021	2020	2019
Investments carried at fair value (1)	$3	$2	$15
Fixed-maturity securities held at fair value-VIE (2)	4	4	95
Loans receivable and other instruments at fair value:
Residential mortgage loans (2)	32	—	35
Loan repurchase commitments (2)	(4)	118	68
Other assets-VIE (2)	—	(4)	4
Medium-term notes (1)	17	(15)	1
Other liabilities (3)	—	—	(2)
Variable interest entity notes (2)	(50)	(12)	(89)

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
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2021 and 2020 for loans and notes for which the fair value option was elected:

	As of December 31, 2021			As of December 31, 2020
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans—current	$40	$40	$—	$89	$89	$—
Residential mortgage loans (90 days or more past due)	141	37	104	147	31	116

Total loans receivable and other instruments at fair value	$181	$77	$104	$236	$120	$116
Variable interest entity notes	$922	$291	$631	$1,117	$350	$767
Medium-term notes	$108	$98	$10	$122	$110	$12
The differences between the contractual outstanding principal and the fair values on loans receivable, VIE notes and MTNs in the preceding table are primarily attributable to credit risk. This is due to the high rate of defaults on loans (90 days or more past due), the collateral supporting the VIE notes and the nonperformance risk of the Company on its MTNs, all of which resulted in depressed pricing of the financial instruments.
Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option
As of December 31, 2021 and 2020, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were losses of $32 million and $51 million, respectively, reported in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. Changes in value attributable to

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the years ended December 31, 2021, 2020 and 2019, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $36 million,

$
6 million and $28 million, respectively.
Note 8: Investments
Investments, excluding equity instruments and those elected under the fair value option, consist of
debt instruments classified as AFS.
The following tables present the amortized cost, allowance for credit losses, corresponding gross unrealized gains and losses and fair value for AFS investments in the Company’s consolidated investment portfolio as of December 31, 2021 and December 31, 2020:

	December 31, 2021
In millions	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$782	$—	$54	$(2)	$834
State and municipal bonds	140	—	27	—	167
Foreign governments	13	—	1	—	14
Corporate obligations	905	—	53	(5)	953
Mortgage-backed securities:
Residential mortgage-backed agency	190	—	3	(1)	192
Residential mortgage-backed non-agency	80	—	12	—	92
Commercial mortgage-backed	10	—	—	—	10
Asset-backed securities:
Collateralized debt obligations	101	—	—	—	101
Other asset-backed	95	—	—	(1)	94

Total AFS investments	$2,316	$—	$150	$(9)	$2,457

	December 31, 2020
In millions	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Investments
Fixed-maturity investments:

U.S. Treasury and government agency	$775	$—	$75	$(1)	$849
State and municipal bonds	162	—	32	—	194
Foreign governments	11	—	1	—	12
Corporate obligations	827	—	64	(1)	890
Mortgage-backed securities:
Residential mortgage-backed agency	305	—	8	(1)	312
Residential mortgage-backed non-agency	22	—	3	—	25
Commercial mortgage-backed	17	—	1	—	18
Asset-backed securities:
Collateralized debt obligations	120	—	—	(2)	118
Other asset-backed	121	—	—	—	121

Total AFS investments	$2,360	$—	$184	$(5)	$2,539

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following table presents the distribution by contractual maturity of AFS fixed-maturity securities at amortized cost, net of allowance for credit losses, and fair value as of December 31, 2021. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities
In millions	Net Amortized Cost	Fair Value

Due in one year or less	$412	$413
Due after one year through five years	328	339
Due after five years through ten years	364	380
Due after ten years	736	836
Mortgage-backed and asset-backed	476	489

Total fixed-maturity investments	$2,316	$2,457

Deposited and Pledged Securities
The fair value of securities on deposit with various regulatory authorities as of December 31, 2021 and December 31, 2020 was $11 million. These deposits are required to comply with state insurance laws.
Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.
Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of December 31, 2021 and December 31, 2020, the fair value of securities pledged as collateral for these investment agreements approximated $280 million and $282 million, respectively. The Company’s collateral as of December 31, 2021 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks.

Refer to “Note 9: Derivative Instruments” for information about securities posted to derivative counterparties.
Impaired Investments
The following tables present the non-credit related gross unrealized losses related to AFS investments as of December 31, 2021 and December 31, 2020:

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$161	$(1)	$16	$(1)	$177	$(2)
State and municipal bonds	11	—	—	—	11	—
Foreign governments	3	—	—	—	3	—
Corporate obligations	270	(5)	8	—	278	(5)
Mortgage-backed securities:
Residential mortgage-backed agency	94	(1)	1	—	95	(1)
Residential mortgage-backed non-agency	3	—	1	—	4	—
Commercial mortgage-backed	2	—	—	—	2	—
Asset-backed securities:
Collateralized debt obligations	60	—	29	—	89	—
Other asset-backed	72	(1)	—	—	72	(1)

Total AFS investments	$676	$(8)	$55	$(1)	$731	$(9)

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

Gross unrealized losses on AFS investments increased as of December 31, 2021 compared with December 31, 2020 primarily due to higher interest rates, partially offset by tightening credit spreads.
With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of December 31, 2021 and December 31, 2020 was 11 and 9 years, respectively. As of December 31, 2021 and December 31, 2020, there were 36 and 42 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 7 and 9 securities, respectively, were below book value by more than 5%.
The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of December 31, 2021:

	AFS Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)

> 5% to 15%	5	$6	$5
> 50%	2	—	—

Total	7	$6	$5

Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value. As of December 31, 2021, the Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of December 31, 2021 that would require the sale of impaired securities.
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
For HTM corporate obligation investments, credit losses are evaluated based on quarterly estimates of the probability-weighted amount of principal and interest cash flows expected to be collected over the estimated remaining lives of the security. Developing the Company’s probability-weighted expected future cash flows is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions regarding the future performance. The Company’s considerations include, but are not limited to, (a) changes in the financial conditions of the security’s underlying collateral, (b) whether the issuer is current on contractually obligated interest and principal payments, (c) changes in the financial condition, credit rating and near-term prospects of the issuer, and (d) level of excess cash flows generated from the underlying collateral supporting the principal and interest payments of the security. Estimates of collectability require the use of significant management judgment and include the probability and timing of issuer’s default and loss severity estimates. In addition, cash flow projections may change when these factors are reviewed and updated as appropriate.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Determination of Credit Loss Guaranteed by the Company on Other Third-Party Guarantors
The Company does not recognize credit losses on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. Refer to “Note 2: Significant Accounting Policies” included herein for information about the Company’s loss reserving policy and “Note 6: Loss and Loss Adjustment Expense Reserves: for information about loss reserves.
The following table provides information about securities held by the Company as of December 31, 2021 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company. The Company did not hold any securities in an unrealized loss position that were insured by a third-party financial guarantor as of December 31, 2021.

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (1)

Mortgage-backed	$1	$—	$—

(1)—Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured and are discounted using a discount rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract and may differ from the fair value.
Allowance for Credit Losses Rollforward
The Company did not establish an allowance for credit losses for AFS securities as of December 31, 2021 or purchase any credit-deteriorated assets during 2021.
The following table presents the rollforward of the allowance for credit losses on HTM investments for the year ended December 31, 2020. As of December 31, 2020, the allowance for credit losses was reduced to zero as a result of the repayment of the assets, at par, in the fourth quarter of 2020.

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

Credit Loss Rollforward for AFS
The portion of certain unrealized losses on fixed-maturity securities that does not represent credit losses is recognized in AOCI. For these impairments, the net amount recognized in earnings represents the difference between the amortized cost of the security and the net present value of its projected future discounted cash flows prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table presents the amount of credit loss impairments recognized in earnings on fixed-maturity securities held by MBIA as of December 31, 2019, for which a portion of the non-credit related losses was recognized in AOCI, and the corresponding changes in such amounts. The additional credit loss impairments on securities previously impaired for the year ended December 31, 2019 primarily related to a corporate obligation that incurred liquidity concerns, ongoing credit risk and other adverse financial conditions. Due to the Company’s

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8: Investments (continued)

intent to sell, this security was impaired to fair value with any incremental impairment recorded as a credit loss impairments in earnings, as well as a reduction of inception-to-date recognized credit loss impairments.

In millions	Year Ended
Credit Losses Recognized in Earnings Related to OTTI	December 31, 2019
Beginning balance	$37
Additions for credit loss impairments recognized in the current period on securities previously impaired	67
Reductions for credit loss impairments previously recognized on securities impaired to fair value during the period	(104)

Ending balance	$—

Sales of
Available-for-Sale
Investments
Gross realized gains and losses from sales of AFS investments are recorded within “Net realized investment gains (losses)” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Years Ended December 31,
In millions	2021	2020	2019
Proceeds from sales	$597	$1,095	$2,195
Gross realized gains	$12	$59	$103
Gross realized losses	$(9)	$(15)	$(4)
Equity Investments
Unrealized gains and losses recognized on equity investments held as of the end of each period for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Years Ended December 31,
In millions	2021	2020	2019
Net gains and (losses) recognized during the period on equity securities	$6	$3	$11
Less:
Net gains and (losses) recognized during the period on equity securities sold during the period	1	(1)	1

Unrealized gains and (losses) recognized during the period on equity securities still held at the reporting date	$5	$4	$10

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
Credit Derivatives Sold
The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of December 31, 2021 and December 31, 2020. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s Investor Services (“Moody’s”), Standard & Poor’s Financial Services, LLC (“S&P”) or MBIA.

$ in millions	As of December 31, 2021
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured swaps	14.1 Years	$—	$61	$1,136	$292	$—	$1,489	$(1)

Total fair value		$—	$—	$(1)	$—	$—		$(1)

$ in millions	As of December 31, 2020
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured swaps	13.9 Years	$—	$58	$1,327	$358	$—	$1,743	$(2)

Total fair value		$—	$—	$(1)	$(1)	$—		$(2)

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
Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of December 31, 2021 and December 31, 2020, the Company did not hold or post cash collateral to derivative counterparties.
As of December 31, 2021 and December 31, 2020, the Company had securities with a fair value of $159 million and $214 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale,
at fair value” on the Company’s consolidated balance sheets.

As of December 31, 2021 and December 31, 2020, the fair value on one Credit Support Annex (“CSA”) was $
1
 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of December 31, 2021 and December 31, 2020, the counterparty was rated Aa3 by Moody’s and A+ by S&P.
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
The following tables present the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of December 31, 2021 and 2020:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured swaps	$1,489	Other assets	$—	Derivative liabilities	$(1)
Interest rate swaps	399	Other assets	1	Derivative liabilities	(130)
Interest rate swaps-embedded	206	Medium-term notes	—	Medium-term notes	(9)
Currency swaps-VIE	50	Other assets-VIE	9	Derivative liabilities-VIE	—

Total non-designated derivatives	$2,144		$10		$(140)

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
The following table presents the effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019:

In millions		Years Ended December 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative
		2021	2020	2019
Insured credit default swaps	Unrealized gains (losses) on insured derivatives	$—	$7	$25
Insured credit default swaps	Realized gains (losses) and other settlements on insured derivatives	—	(1)	(10)
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	18	(42)	(66)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	3	(2)	(8)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	—	(15)	(26)

Total		$21	$(53)	$(85)

Note 10: Debt
Long-Term Debt
The Company’s long-term debt consists of notes and debentures including accrued interest as follows:

	As of December 31,
In millions	2021	2020
7.000 % Debentures due 2025	$46	$46
7.150 % Debentures due 2027	99	100
6.625 % Debentures due 2028	136	141
5.700 % Senior Notes due 2034 (1)	21	21
Surplus Notes due 2033 (2)	940	940
Accrued interest	1,098	991
Debt issuance costs	(9)	(10)

Total	$2,331	$2,229

(1)—Callable anytime at the greater of par or the present value of the remaining scheduled payments of principal and interest.
(2)—Contractual interest rate is based on three month LIBOR plus 11.26%.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10: Debt (continued)
During 2021, MBIA Corp. purchased $5 million principal amount of MBIA Inc. 6.625% Debentures due 2028 and $1 million principal amount of MBIA Inc. 7.150% Debentures due 2027. During 2020, the Company redeemed the remaining
 $115
million principal amount of its
 6.400%
Senior Notes due 2022 at a cost of
 100
% of par value plus accrued interest. Additionally, as of December 31, 2021, National owned
$308
million principal
amount of the
5.700%
Senior Notes due
 2034
and
$10

million principal amount of MBIA Inc. 7.000% Debentures due 2025; and MBIA Inc., through its corporate segment, owned $13 million of MBIA Corp. surplus notes. These amounts are eliminated in the Company’s consolidated financial statements.
Interest and principal payments on the surplus notes are subject to prior approval by the NYSDFS. From the January 15, 2013 interest payment to the present, MBIA Corp.’s requests for approval of the note interest payments have not been approved by the NYSDFS. MBIA Corp. provides notice to the Fiscal Agent when it will not make a scheduled interest payment. The deferred interest payment will become due on the first business day on or after which MBIA Corp. obtains approval from the NYSDFS
to make such payment. No interest will accrue on the deferred interest. The surplus notes were callable at par at the option of MBIA Corp. on the fifth anniversary of the date of issuance, and are callable at par on January 15, 2023 and every fifth anniversary thereafter and are callable on any other date at par plus a make-whole amount, subject to prior approval by the Superintendent and other restrictions. The cash received from the issuance of surplus notes was used for general business purposes and the deferred debt issuance costs are being amortized over the term of the surplus notes.
The aggregate maturities of principal payments of long-term debt obligations in each of the next five years ending December 31, and thereafter, are as follows:

In millions	2022	2023	2024	2025	2026	Thereafter	Total
Corporate debt	$—	$—	$—	$46	$—	$256	$302
Surplus Notes due 2033	—	—	—	—	—	940	940

Total debt obligations due	$—	$—	$—	$46	$—	$1,196	$1,242

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
Investment agreements have been issued with fixed interest rates in U.S. dollars. As of December 31, 2021 and 2020, the annual interest rates on these agreements ranged from 4.78% to 6.88% and the weighted average interest rates were 5.89% and 5.86%, respectively. Expected principal payments due under these investment agreements in each of the next five years ending December 31, and thereafter, based upon contractual maturity dates, are as follows:

In millions	Principal Amount
Maturity date:
2022	$3
2023	19
2024	23
2025	35
2026	96
Thereafter (through 2037)	128

Total expected principal payments (1)	$304
Less discount and other adjustments (2)	30

Total	$274

(1
)—
Amounts reflect principal due at maturity for investment agreements issued at a discount.
(2
)—
Discount is net
of carrying amount adjustment of $3 million and accrued interest adjustment of $5 million.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10: Debt (continued)

Medium-Term Notes
MTNs have been issued with fixed or floating interest rates in U.S. dollars or Euros. Floating rates on Euro-denominated MTNs are floored at 0% when the actual floating rates become negative. Certain MTNs are measured at fair value in accordance with the accounting guidance in Accounting Standards Codification Topic 815, “Derivatives and Hedging”. As of December 31, 2021, the interest rates of the MTNs ranged from
0% to 5.90% and the weighted average interest rate was 3.62%. As of December 31, 2020, the interest rates of the MTNs ranged from 0% to 6.00% and the weighted average interest rate was 2.97%. Expected principal payments due under MTN obligations based on their contractual maturity dates are as follows:

In millions	Principal Amount
Maturity date:
2022	$52
2023	12
2024	54
2025	57
2026	—
Thereafter (through 2035)	606

Total expected principal payments (1)	$781
Less discount and other adjustments (2)	191

Total	$590

(1
)—
Amounts reflect principal due at maturity for notes issued at a discount.
(2
)—
Discount
is net of carrying amount and market value adjustments of $29 million and accrued interest adjustment of $3 million.

Variable Interest Entity Notes
VIE notes elected to be recorded at fair value are debt instruments that were issued primarily in U.S. dollars by VIEs consolidated within the Company’s international and structured finance insurance segment. These VIE notes consist of debt instruments issued by issuer-sponsored consolidated VIEs collateralized by assets held by those consolidated VIEs. Holders of insured obligations of issuer-sponsored VIEs do not have recourse to the general assets of the Company. In the event of non-payment of an obligation issued by a consolidated VIE, the Company is obligated to pay principal and interest, when due, on MBIA-insured obligations only.
In July of 2019, MBIA Insurance Corporation consummated the Refinanced Facility. In connection with the Refinanced Facility, original notes issued by MZ Funding in January of 2017 were redeemed or amended, as applicable, and the Senior Lenders purchased new senior notes issued by MZ Funding (the “Insured Senior Notes”) with an aggregate principal amount of $278 million. In addition, MBIA Inc. received amended subordinated notes issued by MZ Funding (and together with the Insured Senior Notes, the “New MZ Funding Notes”) with an aggregate principal amount of $54 million. The New MZ Funding Notes were scheduled to mature on January 20, 2022 and bore interest at 12% per annum. The Refinanced Facility is secured by a first priority security interest in all of MBIA Corp.’s right, title and interest in the recovery of its claims from the Zohar Collateral. If funds received from MBIA Corp. under the Refinanced Facility were insufficient to pay interest on interest payment dates, MZ Funding may elect to pay interest in kind, which increases the outstanding principal amount. As of December 31, 2020, the outstanding amount of the Insured Senior Notes
 was
 $273

million. During 2021, MBIA Corp. repaid in full the outstanding amount of the Insured Senior Notes. Subsequent to December 31, 2021, MBIA Inc. agreed to extend the maturity date of the subordinated notes of MZ Funding, which had an aggregate principal amount of
 $68
million, to April 20, 2022 at a reduced rate of 7% per annum. The subordinated notes of MZ Funding are eliminated in the Company’s consolidated financial statements.
As of December 31, 2021 and 2020, the aggregate unpaid contractual principal of consolidated VIE notes was $922 million and $1.4 billion, respectively. As of December 31, 2021 and 2020, the unpaid contractual principal of MBIA-insured consolidated VIE notes was $350 million and $722 million, respectively, which excludes liabilities where the

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10: Debt (continued)

Company’s insured exposure has been fully offset by way of loss remediation transactions. Refer to “Note 7: Fair Value of Financial Instruments” for information about the fair values of consolidated VIE notes. As of December 31, 2020, the only VIE note not accounted for at fair value was the MZ Funding note with a contractual interest rate of 12%.
The following table provides the expected principal payments due under MBIA-insured consolidated VIE notes as of December 31, 2021, which are net of principal payments where the Company’s insured exposure has been fully offset by way of loss remediation transactions. For RMBS consolidated VIEs, principal amounts are based on the expected maturity dates and for all other consolidated VIEs, principal amounts are based on the contractual maturity dates.

In millions	Insured Principal Amount
Maturity date:
2022	$26
2023	21
2024	20
2025	18
2026	10
Thereafter (through 2038)	255

Total	$350

Note 11: Income Taxes
Income (loss) from operations before provision (benefit) for income taxes consisted of:

	Years Ended December 31,
In millions	2021	2020	2019
Domestic	$(445)	$(578)	$(357)
Foreign	—	—	—

Income (loss) before income taxes	$(445)	$(578)	$(357)

The Company files a consolidated tax return that includes all of its U.S. subsidiaries and foreign branches. The Company also files tax returns in Spain, Mexico, and various state and local jurisdictions. Income tax expense (benefit) on income (loss) and shareholders’ equity, net of changes in the Company’s valuation allowance, consisted of:

	Years Ended December 31,
In millions	2021	2020	2019
Current taxes:
Federal	$—	$—	$—
State	—	—	2
Deferred taxes:
Federal	—	—	—
Foreign	—	—	—

Provision (benefit) for income taxes	—	—	2

Income taxes charged (credited) to shareholders’ equity related to:
Change in unrealized gains (losses) on AFS securities	—	—	—
Change in AFS securities with OTTI	—	—	—
Change in foreign currency translation	—	—	—

Total income taxes charged (credited) to shareholders’ equity	—	—	—

Total effect of income taxes	$—	$—	$2

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate for the years ended December 31, 2021, 2020 and 2019 is presented in the following table:

	Years Ended December 31,
	2021	2020	2019
Federal income tax computed at the statutory rate	21.0%	21.0%	21.0%
Increase (reduction) in taxes resulting from:
Change in valuation allowance	(20.6)%	(20.3)%	(20.7)%
State income tax, net of federal benefit	0.0%	0.0%	(0.4)%
Other	(0.4)%	(0.7)%	(0.5)%

Effective tax rate	0.0%	0.0%	(0.6)%
Deferred Tax Asset, Net of Valuation Allowance
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on tax assets and liabilities is recognized in inc
o
me in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized.
The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2021 and 2020 are presented in the following table:

	As of
In millions	December 31, 2021	December 31, 2020
Deferred tax liabilities:
Unearned premium revenue	$40	$48
Deferred acquisition costs	5	10
Net unrealized gains and losses in accumulated other comprehensive income	21	25
Net deferred taxes on VIEs	34	53

Other	—	6

Total gross deferred tax liabilities	100	142

Deferred tax assets:
Compensation and employee benefits	8	9
Accrued interest	233	210
Partnership basis difference	—	10
Loss and loss adjustment expense reserves	45	98
Net operating loss	777	656
Foreign tax credits	58	61
Other-than-temporary impairments and capital loss carryforward	9	—
Net unrealized gains and losses on insured derivatives	—	10
Net gains and losses on financial instruments at fair value and foreign exchange	28	54
Other	4	—

Total gross deferred tax assets	1,162	1,108

Valuation allowance	1,062	966

Net deferred tax asset	$—	$—

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

The Company assesses

the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax
income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $
1.1
 billion and $
966
 million as of December 31, 2021 and December 31, 2020, respectively. The Company will continue to analyze the valuation allowance on a quarterly basis.
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
Treatment of Undistributed Earnings of Certain Foreign Subsidiaries—“Accounting for Income Taxes—Special Areas”
The Company’s amount of undistributed earnings of certain foreign subsidiaries was not material as of December 31, 2021.
Accounting for Uncertainty in Income Taxes
The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of December 31, 2021 and December 31, 2020, the Company had no UTB.
Federal income tax returns through 2011 have been examined or surveyed. As of December 31, 2021, the Company’s NOL is approximately $3.7 billion. NOLs generated prior to tax reform and property and casualty NOLs generated after tax reform will expire between tax years 2031 through 2041. As of December 31, 2021, the Company has a foreign tax credit carryforward of $58 million, which will expire between tax years 2022 through 2031.
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
COVID-19
Tax Impact
On March 27, 2020, as part of the business stimulus package in response to
COVID-19,
the U.S. government enacted the CARES Act. The CARES Act established new tax provisions including, but not limited to: (1) five-year carryback of NOLs generated in 2018, 2019 and 2020; (2) accelerated refund of alternative minimum tax (“AMT”) credit carryforwards; and (3) retroactive changes to allow accelerated depreciation for certain depreciable property. The legislation did not have a material impact on the Company’s tax positions due to the lack of taxable income in the carryback periods. On December 21, 2020, The Consolidated Appropriations Act (“Act”) passed by Congress to respond to the health and economic impacts of
COVID-19.
The Act includes a number of tax law changes, including the expansion of Employee Retention Credit, important changes to Paycheck Protection Program, and extension of a variety of expiring tax provisions. On March 6, 2021, The American Rescue Plan Act was passed by Congress to further respond to the health and economic impacts of
COVID-19.
Among other

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

changes, the legislation provides for an extension of the Employee Retention Credit through 2021. In November of 2021, the Infrastructure Investment and Jobs Act amended the law so that the Employee Retention Credit applied only to wages paid before October 1, 2021. These legislations do not have a material impact on the Company’s tax positions.
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
Corporate
The Company’s corporate segment consists of general corporate activities, including providing support services to MBIA Inc.’s subsidiaries as well as asset and capital management. Support services are provided by the Company’s service company, MBIA Services, and include, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service
basis. Capital management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiaries, MBIA Global Funding, LLC (“GFL”) and MBIA Investment Management Corp. (“IMC”). MBIA Inc. issued debt to finance the operations of the MBIA group. GFL raised funds through the issuance of MTNs with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. IMC, along with MBIA Inc., provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. The Company has ceased issuing new MTNs and investment agreements and the outstanding liability balances and corresponding asset balances have declined over time as liabilities matured, terminated or were called or repurchased. During 2020, the remaining investment agreements issued by IMC matured. IMC was liquidated and dissolved in 2021. All of the debt within the corporate segment is managed collectively and is serviced by available liquidity.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

International and Structured Finance Insurance
The Company’s international and structured finance insurance segment is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, non-U.S. public finance and global structured finance insured obligations when due, or in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise. MBIA Corp. insures the investment contracts written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. MBIA Corp. insures debt obligations of the following affiliates:

•	MBIA Inc.;

•	GFL; and

•	MZ Funding LLC.
MBIA Corp. insures non-U.S. public finance and global structured finance obligations, including asset-backed obligations. MBIA Corp. has insured sovereign-related and sub-sovereign bonds, utilities, privately issued bonds used for the financing of projects that include toll roads, bridges, airports, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, structured settlements, consumer loans, and corporate loans and bonds. MBIA Corp. has also written policies guaranteeing obligations under certain derivative contracts, including termination payments that may become due upon certain insolvency or payment defaults of the financial guarantor or the issuer. MBIA Corp. has not written any meaningful amount of business since 2008.

Segments Results
The following tables provide the Company’s segment results for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues (1)	$85	$20	$43	$—		$148
Net gains (losses) on financial instruments at fair value and foreign exchange	(2)	56	(14)	—		40
Net gains (losses) on extinguishment of debt	—	30	—	—		30
Other net realized gains (losses)	—	(7)	1	—		(6)
Revenues of consolidated VIEs	—	—	(23)	—		(23)
Inter-segment revenues (2)	27	67	12	(106)		—

Total revenues	110	166	19	(106)		189
Losses and loss adjustment	227	—	123	—		350
Amortization of deferred acquisition costs and operating	17	71	9	—		97
Interest	—	56	107	—		163
Expenses of consolidated VIEs	—	—	24	—		24
Inter-segment expenses (2)	45	22	38	(105)		—

Total expenses	289	149	301	(105)		634

Income (loss) before income taxes	$(179)	$17	$(282)	$(1)		$(445)

Identifiable assets	$3,313	$873	$2,800	$(2,290)	(3)	$4,696

(1)—Consists of net premiums earned, net investment income, net realized investment gains (losses), insurance-related fees and reimbursements and other fees.
(2)—Primarily represents intercompany service charges and intercompany net investment income and expense.
(3)—Consists principally of intercompany reinsurance balances.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12: Business Segments

(continued)

	Year Ended December 31, 2020
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues (1)	$139	$31	$29	$—		$199
Net change in fair value of insured derivatives	—	—	6	—		6
Net gains (losses) on financial instruments at fair value and foreign exchange	2	(74)	(14)	—		(86)
Other net realized gains (losses)	(1)	—	1	—		—
Revenues of consolidated VIEs	—	—	163	—		163
Inter-segment revenues (2)	28	66	12	(106)		—

Total revenues	168	23	197	(106)		282
Losses and loss adjustment	163	—	367	—		530
Amortization of deferred acquisition costs and operating	14	69	14	—		97
Interest	—	65	113	—		178
Expenses of consolidated VIEs	—	—	55	—		55
Inter-segment expenses (2)	45	22	39	(106)		—

Total expenses	222	156	588	(106)		860

Income (loss) before income taxes	$(54)	$(133)	$(391)	$—		$(578)

Identifiable assets	$3,644	$954	$3,671	$(2,518)	(3)	$5,751

(1)—Consists of net premiums earned, net investment income, net realized investment gains (losses), insurance-related fees and reimbursements and other fees.
(2)—Primarily represents intercompany service charges and intercompany net investment income and expense.
(3)—Consists primarily of intercompany reinsurance balances.

	Year Ended December 31, 2019
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations	Consolidated
Revenues (1)	$263	$32	$35	$—	$330
Net change in fair value of insured derivatives	—	—	15	—	15
Net gains (losses) on financial instruments at fair value and foreign exchange	15	(59)	(34)	—	(78)
Net investment losses related to other-than-temporary impairments	(67)	—	—	—	(67)
Net gains (losses) on extinguishment of debt	—	(1)	—	—	(1)
Other net realized gains (losses)	2	(2)	4	—	4
Revenues of consolidated VIEs	21	1	55	—	77
Inter-segment revenues (2)	28	62	21	(111)	—

Total revenues	262	33	96	(111)	280
Losses and loss adjustment	53	—	189	—	242
Amortization of deferred acquisition costs and operating	13	69	21	—	103
Interest	—	73	128	—	201
Expenses of consolidated VIEs	—	—	91	—	91
Inter-segment expenses (2)	52	23	36	(111)	—

Total expenses	118	165	465	(111)	637

Income (loss) before income taxes	$144	$(132)	$(369)	$—	$(357)

(1)—Consists of net premiums earned, net investment income, net realized investment gains (losses), insurance-related fees and reimbursements and other fees.
(2)—Primarily represents intercompany service charges and intercompany net investment income and expense.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

Premiums
on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
In millions	2021	2020	2019
Total premiums earned:
United States	$45	$55	$63
Other Americas	29	16	17
Other	1	2	5

Total	$75	$73	$85

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

As of December 31, 2021, insurance in force, which represents principal and interest or other amounts owing on insured obligations, had an expected maturity through
 2058
. The distribution of MBIA Corp.’s and National’s combined insurance in force by geographic location, excluding financial obligations guaranteed by MBIA Corp. on behalf of affiliated companies, is presented in the following table:

	As of December 31,
$ in billions	2021		2020
Geographic Location	Insurance in Force	% of Insurance in Force	Insurance in Force	% of Insurance in Force
California	$16.8	21.4%	$20.0	21.9%
Illinois	8.2	10.4%	8.9	9.7%
New Jersey	4.5	5.8%	5.4	5.9%
Hawaii	3.9	5.0%	4.1	4.4%
Texas	3.1	4.0%	3.7	4.0%
Virginia	3.0	3.9%	3.2	3.6%
Puerto Rico	2.7	3.4%	2.9	3.2%
New York	2.4	3.0%	3.0	3.3%
Oregon	2.3	2.9%	2.7	2.9%
Colorado	2.0	2.5%	2.1	2.3%

Subtotal	48.9	62.3%	56.0	61.2%
Nationally Diversified	7.5	9.6%	8.7	9.5%
Other states	17.3	22.0%	19.8	21.7%

Total United States	73.7	93.9%	84.5	92.4%

Internationally Diversified	0.3	0.3%	0.3	0.3%
Country specific	4.5	5.8%	6.6	7.3%

Total non-United States	4.8	6.1%	6.9	7.6%

Total	$78.5	100.0%	$91.4	100.0%

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

The insurance in force and insured gross par outstanding by type of bond, excluding financial obligations guaranteed by MBIA Corp. on behalf of affiliated companies, are presented in the following table:

	As of December 31,
$ in billions	2021		2020
Bond type	Insurance in Force	Gross Par Amount	Insurance in Force	Gross Par Amount
Global public finance—United States:
General obligation (1)	$22.1	$10.7	$25.0	$12.1
Military housing	14.3	6.9	14.8	7.0
Tax-backed	14.2	6.8	15.7	7.9
Municipal utilities	8.7	6.0	10.6	7.3
Transportation	7.7	2.6	9.2	3.0
General obligation—lease	1.7	1.2	2.4	1.9
Higher education	1.3	1.0	1.5	1.1
Health care	1.0	0.7	1.2	0.8
Investor-owned utilities (2)	0.6	0.5	0.9	0.6
Other (3)	0.1	0.1	0.1	0.1
Municipal housing	—	—	0.1	0.1

Total United States	71.7	36.5	81.5	41.9

Global public finance—non-United States:
Sovereign-related and sub-sovereign (4)	2.0	1.6	2.8	2.1
Transportation	1.2	1.0	2.1	1.8
International utilities	0.5	0.5	0.9	0.8
Other (5)	0.1	0.1	0.1	0.1

Total non-United States	3.8	3.2	5.9	4.8

Total global public finance	75.5	39.7	87.4	46.7

Global structured finance:
Mortgage-backed residential	1.5	1.0	2.0	1.5
Corporate asset-backed (6)	0.6	0.4	0.8	0.6
Mortgage-backed commercial	0.4	0.2	0.5	0.2
Collateralized debt obligations	0.3	0.2	0.4	0.3
Consumer asset-backed	0.2	0.2	0.3	0.3

Total global structured finance	3.0	2.0	4.0	2.9

Total	$78.5	$41.7	$91.4	$49.6

(1)—Includes general obligation unlimited and limited (property) tax bonds, general fund obligation bonds and pension obligation bonds of states, cities, counties, schools and special districts.
(2)—Includes investor owned utilities, industrial development and pollution control revenue bonds.
(3)—Includes stadium related financings and certain non-profit enterprises.
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
Affiliated Financial Obligations Insured by MBIA Corp.
Investment agreement contracts and MTNs issued by the Company’s corporate segment and the Refinanced Facility issued by the Company’s international and structured finance insurance segment are insured by MBIA Corp. and are not included in the previous tables. If MBIA Inc. or these subsidiaries were to have insufficient assets to pay amounts due, MBIA Corp. would be obligated to make such payments under its insurance policies. As of December 31, 2021, the maximum amount of future payments that MBIA Corp. could be required to make

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

under these guarantees is $1.3 billion. These guarantees, which mature through 2037, were entered into on an arm’s length basis. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover amounts paid under the guarantee.
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
The aggregate amount of insurance in force ceded by MBIA to reinsurers was $2.2 billion and $3.0 billion as of December 31, 2021 and 2020, respectively.
As of December 31, 2021, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $1.0 billion compared with $1.5 billion as of December 31, 2020. As of December 31, 2021, $0.8 billion of the ceded par outstanding was ceded from the Company’s U.S. public finance insurance segment and $169 million was ceded from the Company’s international and structured finance insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. The following table presents information about the Company’s reinsurance agreements as of December 31, 2021 for its U.S. public finance and international and structured finance insurance operations.

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable/ (Payable) (1)
Assured Guaranty Re Ltd.	AA	WR (2)	$503	$15	$(2)
	(Stable Outlook)
Assured Guaranty Corp.	AA	A3	463	—	(45)
	(Stable Outlook)	(Stable Outlook)
Others	A+ or above	WR (2) or above	51	—	(1)

Total			$1,017	$15	$(48)

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
Statutory Capital and Regulations
National
For 2021, 2020 and 2019, National had a statutory net income of
$55
million, statutory net loss of
$82
million and statutory net income of $39 million, respectively. As of December 31, 2021, National’s statutory capital was
$2.0
billion, consisting of policyholders’ surplus of
$1.6 billion and contingency reserves of $402 million. As of December 31, 2020, National had statutory capital of $2.0 billion.
As
of December 31, 2020, National was in compliance with its aggregate risk limits under NYIL, but was not in compliance with certain of its single risk limits.
MBIA Insurance Corporation
For 2021, 2020 and 2019, MBIA Insurance Corporation had statutory net losses of
$129 million
,
 $202
million and $141 million, respectively. As of December 31, 2021, MBIA Insurance Corporation’s statutory capital was
$134 million, consisting of policyholders’ surplus of $97 million and contingency reserves of $37 million. As of December 31, 2020, MBIA Insurance Corporation had statutory capital of $273 million. MBIA Insurance Corporation’s policyholders’ surplus as of December 31, 2021 and 2020 included negative unassigned surplus of $1.9 billion. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred.
As of December 31, 2021, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If new overages occur with respect to its single risk limits, MBIA Insurance Corporation will report them to the NYSDFS.

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
During 2021 and 2020, National declared and paid dividends of $60 million and $81 million, respectively, to its ultimate parent, MBIA Inc.
In 2021, MBIA Insurance Corporation did not declare or pay any dividends to MBIA Inc. or the holders of its preferred stock. MBIA Insurance Corporation is currently unable to pay dividends, including those related to its preferred stock, as a result of its earned surplus deficit as of December 31, 2021 and is not expected to have any statutory capacity to pay dividends in the near term. In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excess contingency reserves in previous periods, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS.

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
There were 2,085,874 shares available for future grants under the Omnibus Plan as of December 31, 2021.
In accordance with accounting guidance for share-based payments, the Company expenses the fair value of stock-based compensation as described in the following sections. In addition, the guidance classifies share-based payment awards as either liability awards, which are remeasured at fair value at each balance sheet date, or equity awards, which are measured on the grant date and not subsequently remeasured. Generally, awards with cash-based settlement repurchase features or that are settled at a fixed dollar amount are classified as liability awards, and changes in fair value will be reported in earnings. Awards with net-settlement features are classified as equity awards and changes in fair value are not reported in earnings. The Company’s long-term incentive plans include features which result in equity awards. In addition, the guidance requires the use of a forfeiture estimate. The Company uses historical employee termination information to estimate the forfeiture rate applied to current stock-based awards.
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

Restricted Stock
The fair value of the restricted shares awarded, net of cancellations, determined on the grant date during 2021 and 2020 was $7 million in each of the years, respectively. The amount of unearned compensation, net of estimated forfeitures, was $21 million as of December 31, 2021, which is expected to be recognized as expense over a weighted average period of 2.03 years. Unearned compensation is amortized to expense over the appropriate vesting period.
Compensation expense related to the restricted shares, net of estimated forfeitures, was $12 million, $11 million and $12 million for the years ended December 31, 2021, 2020 and 2019, respectively. There was no tax charge related to the restricted share awards during 2021, 2020 and 2019 after consideration of the Company’s valuation allowance
.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15: Benefit Plans (continued)

A summary of the Company’s restricted shares outstanding as of December 31, 2021, 2020 and 2019, and changes during the years ended on those dates, is presented in the following table:

	Restricted Share Activity
	2021		2020		2019
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at beginning of year	5,454,807	$9.5344	5,146,828	$10.0958	5,044,616	$9.7986
Granted	978,866	6.8492	1,003,720	6.8150	711,176	11.4185
Vested	(526,037)	8.4418	(448,455)	8.9834	(416,676)	9.0332
Forfeited	—	—	(247,286)	11.1800	(192,288)	9.4917

Outstanding at end of year	5,907,636	$9.1868	5,454,807	$9.5344	5,146,828	$10.0958

Performance Based Awards
During 2021, 2020 and 2019, the Company granted 502,822, 502,738 and 221,213 restricted shares, respectively, to certain key employees which have a vesting schedule dependent on the achievement of certain stock price targets of the Company. The grants and corresponding compensation expense have been included in the above restricted stock disclosures. As permitted by the accounting guidance for share-based payments, the Company estimates the fair value of awards that contain market performance conditions at the date of grant using a binomial lattice model with a Monte Carlo simulation and recognizes compensation cost over the requisite service period. The binomial lattice model can better incorporate assumptions about a stock price path because the model can accommodate a large number of potential stock prices over the award’s term in comparison to the Black-Scholes model. The Company estimates the fair value of awards that contain internal performance conditions at the date of grant and recognizes compensation cost over the requisite service period if it is probable that the internal performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period and the final compensation cost associated with awards dependent on the achievement of certain internal performance conditions will reflect only those awards that ultimately vest. As of December 31, 2021 certain previously awarded grants exceeded the stock price performance target. The corresponding issuance of additional shares has been included in the above restricted stock disclosures. As of December 31, 2020 and 2019, certain previously awarded grants did not meet the stock price performance target or the internal performance conditions. The corresponding cancellation of shares and expense reversal, if applicable, have been included in the above restricted stock disclosures.
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
The Company also maintains a qualified 401(k) plan. The plan is a voluntary contributory plan that allows eligible employees to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986, as amended. Employees may contribute, through payroll deductions, up to 25% of eligible compensation. The Company matches employee contributions up to the first 5% of such compensation. The 401(k) matching contributions are made in the form of cash, whereby participants may direct the Company match to an investment of their choice. The 401(k) matching benefits vest over the first five-year period of employment with 20% vested after two years, 60% vested after three years, 80% vested after four years and 100% vested after five years. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability
.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15: Benefit Plans (continued)

In addition to the above two plans, the Company maintains a non-qualified deferred compensation plan. Contributions to the above qualified plans that exceed limitations established by federal regulations are then contributed to the non-qualified deferred compensation plan.
Expenses related to these plans for the years ended December 31, 2021, 2020 and 2019 were $4 million in each of the years.
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
The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
In millions except per share amounts	2021	2020	2019
Basic earnings per share:
Net income (loss) available to common shareholders	$(445)	$(578)	$(359)
Basic weighted average shares (1)	49.5	59.1	81.0

Net income (loss) per basic common share	$(8.99)	$(9.78)	$(4.43)
Diluted earnings per share:
Net income (loss) available to common shareholders	(445)	(578)	(359)
Diluted weighted average shares	49.5	59.1	81.0

Net income (loss) per diluted common share	$(8.99)	$(9.78)	$(4.43)
Potentially dilutive securities excluded from the diluted EPS because of antidilutive affect	5.1	4.6	4.3

(1) Includes 0.9 million, 0.9 million and 1.0 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the years ended December 31, 2021, 2020 and 2019, respectively.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 17: Common and Preferred Stock
Common Stock
Share Repurchases
Purchases or repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. The Company believes that share purchases or repurchases can be an appropriate deployment of capital in excess of amounts needed to support the Company’s liquidity while maintaining the claims-paying resources of MBIA Corp. and National, as well as other business needs. Currently, MBIA Inc. or National does not have an authorization approved by the Company’s Board of Directors to repurchase or purchase outstanding MBIA Inc. common shares. The following table provides information about the Company’s or National’s share purchases or repurchases for the years ended December 31, 2021, 2020 and 2019:

In millions, except per share amounts	2021	2020	2019
Number of shares purchased or repurchased	—	26.4	11.1
Average price paid per share	$—	$7.50	$9.12
Remaining authorization as of December 31	$—	$—	$101
Preferred Stock
As of December 31, 2021, MBIA Insurance Corporation had 2,759 shares of preferred stock issued and outstanding with a carrying value of $28 million, including 1,444 shares held by MBIA Inc. that were purchased at a weighted average price of $10,900 per share or 10.9% of face value and 1,315 shares held by unaffiliated investors. During
2021
, MBIA Inc. did not repurchase any additional shares.
In accordance with MBIA’s fixed-rate election, the dividend rate on the preferred stock was determined using a fixed-rate equivalent of LIBOR plus 200 basis points. Each share of preferred stock has a par value of $1,000 with a liquidation preference of $100,000. The holders of the preferred stock are generally not entitled to any voting rights. Subject to certain requirements, the preferred stock may be redeemed, in whole or in part, at the option of MBIA Corp. at any time or from time to time for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon at the date of redemption for the then current dividend period and any previously accumulated dividends payable without interest on such unpaid dividends. As of December 31, 2021 and 2020, there were no dividends declared on the preferred stock. Payment of dividends on MBIA Corp.’s preferred stock is subject to the same restrictions that apply to dividends on common stock under NYIL.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 18: Accumulated Other Comprehensive Income
The following table presents the changes in the components of AOCI for the years ended December 31, 2021, 2020 and 2019:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Instrument-Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, January 1, 2019	$(39)	$(7)	$(110)	$(156)
Other comprehensive income (loss) before reclassifications	139	—	(25)	114
Amounts reclassified from AOCI	12	—	28	40

Net period other comprehensive income (loss)	151	—	3	154

Balance, December 31, 2019	$112	$(7)	$(107)	$(2)
Other comprehensive income (loss) before reclassifications	83	(3)	50	130
Amounts reclassified from AOCI	(19)	—	6	(13)

Net period other comprehensive income (loss)	64	(3)	56	117

Balance, December 31, 2020	$176	$(10)	$(51)	$115
Other comprehensive income (loss) before reclassifications	(26)	4	(17)	(39)
Amounts reclassified from AOCI	(12)	—	36	24

Net period other comprehensive income (loss)	(38)	4	19	(15)

Balance, December 31, 2021	$138	$(6)	$(32)	$100

The following table presents the details of the reclassifications from AOCI for the years ended December 31, 2021, 2020 and 2019:

In millions	Amounts Reclassified from AOCI Years Ended December 31,
Details about AOCI Components	2021	2020	2019	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gain (loss) on sale of securities	$12	$19	$14	Net realized investment gains (losses)
Credit losses	—	—	(25)	Net investment losses related to OTTI
Amortization on securities	—	—	(1)	Net investment income

	12	19	(12)	Income (loss) before income taxes

	12	19	(12)	Net income (loss)
Instrument-specific credit risk of liabilities:
Settlement of liabilities	(36)	(6)	(28)	Net gains (losses) on financial instruments at fair value and foreign exchange

Total reclassifications for the period	$(24)	$13	$(40)	Net income (loss)

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

Litigation
Tilton v. MBIA Inc.,
Index No. 68880/2015 (N.Y. Sup. Ct., Westchester County)
On November 2, 2015, Lynn Tilton and Patriarch Partners XV, LLC filed a complaint in New York State Supreme Court, Westchester County, against MBIA Inc. and MBIA Corp., seeking damages based on allegations of fraudulent inducement and related claims arising from purported promises made in connection with insurance policies issued by MBIA Corp. on certain collateralized loan obligations managed by Ms. Tilton and affiliated Patriarch entities. Plaintiffs filed an amended complaint on January 15, 2016. In December of 2021, the parties agreed to settle the dispute and it was dismissed with prejudice.
Tilton et al. v. MBIA Inc. et al.,
Adversary Case No. 19-50390 (KBO) (Bankr. Del.)
On October 1, 2019, Lynn Tilton and certain affiliated entities commenced an adversary proceeding in the Zohar Funds Bankruptcy Cases against MBIA Inc., MBIA Corp. and other Zohar Funds creditor seeking the equitable subordination of those creditors’ claims with respect to the Zohar Funds. Plaintiffs claim they are entitled to relief due to inequitable and unfair conduct by defendants. Plaintiffs filed an amended complaint on January 6, 2022, which the defendants have moved to dismiss in its entirety. Those motion to dismiss will be fully submitted, argument is scheduled to be heard, as of March 3, 2022.
Zohar CDO 2003-1, Ltd., et al. v. Patriarch Partners, LLC et al.,
Case No. 1:17-cv-0307-WHP (S.D.N.Y.)
On November 27, 2017, Lynn Tilton and certain affiliated entities including Patriarch Partners, LLC commenced a third-party complaint against MBIA Inc., MBIA Insurance Corp. and other Zohar Fund stakeholders seeking damages for alleged breaches of the contracts governing the Zohar Funds and additional alleged legal duties and obligations relating to the Funds. On December 22, 2020, the Company and the other third-party defendants moved to dismiss the third-party complaint. On July 6, 2021, following the completion of briefing on those motions to dismiss, the presiding judge, the Honorable William H. Pauley died, and the case was reassigned to the Honorable P. Kevin Castel. On September 29, 2021, Judge Castel issued a decision on the motions to dismiss; granting them almost in full, with certain claims being stayed rather than dismissed, pending further developments in the Adversary Proceedings pending in the Zohar Funds Bankruptcy Cases in Delaware Bankruptcy Court.
MBIA Insurance Corp. v. Tilton et al.,
Adversary Case No. 20-50776 (KBO) (Bankr. Del.)
On July 30, 2020, MBIA Corp. commenced an adversary proceeding in the Zohar Funds Bankruptcy Cases against Lynn Tilton and certain affiliated entities seeking damages incurred by MBIA Corp. in connection with insurance policies it issued on senior notes issued by Zohar I and Zohar II. On July 23, 2021, the court denied in part and granted in part Tilton’s and her affiliated defendants’ motion to dismiss the complaint. The court denied defendants’ motion with respect to MBIA’s claims for breach of contract, tortious interference, unjust enrichment, and malicious prosecution of claims commenced by Tilton in Delaware. On February 1, 2022, MBIA filed an Amended Complaint consistent with the court’s rulings on defendants’ motion to dismiss and related filings.
The Financial Oversight and Management Board for Puerto Rico, as representative of The Puerto Rico Electric Power Authority, et al.
,
Case No.
 17 BK
4780-LTS
(
D.P.R. July 19, 2017) (Swain, J.)

On July 18, 2017, National, together with other PREPA bondholders, asked the court overseeing PREPA’s Title III bankruptcy proceeding to lift the automatic bankruptcy stay, and permit bondholders to seek appointment of a receiver to oversee PREPA. On September 14, 2017, the court held that PROMESA barred relief from the stay. The bondholders appealed the decision to the First Circuit. On August 8, 2018, the First Circuit issued an order reversing the Court’s decision on jurisdictional grounds and remanding the motion. On October 3, 2018, National, together with other monolines filed an updated motion for relief from the automatic stay to allow Movants to exercise their statutory right to have a receiver appointed at PREPA. The Oversight Board filed a motion to dismiss the receiver motion. These motions have been stayed until five business days following the ruling on the PREPA 9019 Settlement Motion. The PREPA 9019 Settlement Motion has been adjourned until further order of the Court.

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
On July 17, 2020, National, Ambac Assurance Corporation, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and Financial Guaranty Insurance Company sought appointment as trustees under Section 926 of Title 11 of the United States Code to pursue certain claims on behalf of HTA against the Commonwealth of Puerto Rico. On August 11, 2020, the Court denied the motion. The movants appealed to the First Circuit Court of Appeals, and briefing is underway. As part of the GO PSA and HTA PSA, National’s participation in this litigation will be stayed subject to the effective date of the Commonwealth plan of adjustment.
National Public Finance Guarantee Corporation et al. v. UBS Financial Services, Inc. et al.,
No. SJ2019CV07932 (Superior Court San Juan)
On August 8, 2019, National and MBIA Corp. filed suit in the Court of First Instance in San Juan, Puerto Rico against UBS Financial Services, Inc., UBS Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Merrill Lynch, Fenner & Smith Inc., RBC Capital Markets LLC, and Santander Securities LLC, bringing two claims under Puerto Rico law: doctrina de actos propios (the doctrine of one’s own acts) and unilateral declaration of will. These claims concern the insurance by National of bonds issued by the Commonwealth of Puerto Rico and its instrumentalities that were underwritten by these defendants. National alleges that, when the defendants solicited bond insurance, they represented through their acts that they would investigate certain information they provided to National and that they had a reasonable basis to believe that information was true and complete. National further alleges that the defendants did not perform such investigations and that key information was untrue or incomplete. National seeks damages to be proven at trial. On September 16, 2020, Defendants filed a motion to dismiss the complaint. National filed its objection to that motion on October 7, 2020, and briefing concluded on November 30, 2020. On June 2, 2021, the Superior Court denied Defendants’ motion to dismiss. Defendants appealed but filed an answer to the complaint on July 15, 2021. On December 17, 2021, the Commonwealth of Puerto Rico Court of Appeals issued a judgment reversing the Superior Court’s decision on the motion to dismiss. On January 4, 2022, National filed with the Court of Appeals a motion for reconsideration of its judgment concerning the motion to dismiss. On February 17, 2022, the Court of Appeals issued an order denying National’s motion for reconsideration.
Complaint Objecting to Defendants’ Claims and Seeking Related Relief,
Case No.
17-03283-LTS
(D.P.R. January 16, 2020) (Swain J.)
On January 16, 2020, the Oversight Board filed an adversary complaint against National, Ambac, Assured Guaranty, Assured Guaranty Municipal Corp., Financial Guaranty Insurance Company, Peaje Investments LLC and the Bank of New York Mellon as fiscal agent. The Oversight Board challenges the claims and validity of the liens asserted against the Commonwealth by holders of HTA bonds. The complaint contains 201 counts against the bondholder parties objecting to proofs of claim and security interests asserted regarding the Commonwealth’s retention of certain revenues previously assigned to HTA. This matter is currently stayed but the Court permitted the Oversight Board to file certain limited cross motions on April 28, 2020. The cross motions for summary judgment were filed on July 16, 2020. On September 23, 2020, the Court heard argument on the limited cross motions for summary judgment, which remain pending. On January 20, 2021, the Court issued an order deferring the adjudication of the summary judgment motions so that defendant monolines can seek limited discovery from the Oversight Board on all documents related to the collection and flow of Excise Taxes and pledged revenue into and out of its accounts, among other things. On April 6, 2021, the Oversight Board filed a motion to lift the litigation stay for the limited purpose of filing further summary judgment motions that would dispose of substantially all of the remaining claims challenged in this complaint. The hearing on this motion was held April 28, 2021, and the motion was denied. As part of the GO PSA and HTA PSA, National has agreed to stay its participation in this litigation subject to the effective date of the HTA plan of adjustment.

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
Leases
The Company has a lease agreement for its headquarters in Purchase, New York. The initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease and the Company recognizes operating rent expense on a straight-line basis. The following below table presents the Company’s operating lease information as of December 31, 2021:

$ in millions	As of December 31, 2021	Balance Sheet Location
Right-of-use asset	$18	Other assets
Lease liability	$18	Other liabilities
Weighted average remaining lease term (years)	7.5
Discount rate used for operating leases	7.5%
Total future minimum lease payments	$26

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021, the end of the period covered by this report.
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
Management has assessed the effectiveness of MBIA Inc.’s internal control over financial reporting as of December 31, 2021. In making its assessment, management used the criteria described in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2021 was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements.”
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2021.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding directors will be set forth under “Proposals for Shareholder Approval Recommended by the Board—Proposal 1: Election of Directors” and “Board of Directors Corporate Governance—The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed within 120 days of the end of our fiscal year ended December 31, 2021 (the “Proxy Statement”) and is incorporated by reference.
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
The following table provides information as of December 31, 2021, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans refer to “Note 15: Benefit Plans” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	62,406	$12.96	2,243,735
Equity compensation plans not approved by security holders	—	—	—

Total	62,406	$12.96	2,243,735

(1)—Represents phantom shares granted under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors.
(2)—Includes 2,085,874 shares of common stock available for future grants under the MBIA Inc. 2005 Omnibus Incentive Plan and 157,861 shares of common stock available for future grants under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors.

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

(a)	Financial Statements and Financial Statement Schedules and Exhibits
1. Financial Statements
The following financial statements of MBIA Inc. have been included in Part II, Item 8 hereof:
Report of Independent Registered Public Accounting Firm.
Consolidated balance sheets as of December 31, 2021 and 2020.
Consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019.
Consolidated statements of comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019.
Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2021, 2020 and 2019.
Consolidated statements of cash flows for the years ended December 31, 2021, 2020 and 2019.
Notes to consolidated financial statements.
2. Financial Statement Schedules
The following financial statement schedules are filed as part of this Annual Report on Form 10-K.

Schedule	Title
I.	Summary of investments, other than investments in related parties, as of December 31, 2021.
II.	Condensed financial information of Registrant:
Condensed balance sheets as of December 31, 2021 and 2020.
Condensed statements of operations for the years ended December 31, 2021, 2020 and 2019.
Condensed statements of cash flows for the years ended December 31, 2021, 2020 and 2019.
Notes to condensed financial statements.
IV.	Reinsurance for the years ended December 31, 2021, 2020 and 2019.
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
3.2. By-Laws as Amended as of February 28, 2019 incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018.
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
4.5. Amended and Restated Subordinated Note Indenture, dated as of July 10, 2019, between MZ Funding LLC and Wilmington Savings Fund Society, FSB, as Trustee and Collateral Agent, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 10, 2019.
4.6. Amended and Restated Credit Agreement dated as of July 10, 2019 between MBIA Insurance Corp. and MZ Funding LLC, incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on July 10, 2019.
4.7. Amended and Restated Security Agreement dated as of July 10, 2019 between MBIA Insurance Corp. as Grantor and MZ Funding LLC as Secured Party, incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on July 10, 2019.
4.8. Amended and Restated Security Agreement dated as of July 10, 2019 between MZ Funding LLC as Grantor and Wilmington Savings Fund Society, FSB as Collateral Agent under the Subordinated Note Indenture referenced herein as Exhibit 4.7 and incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K filed on July 10, 2019.
4.9. Pledge Agreement dated as of July 10, 2019 between MBIA Inc. as Pledgor and Wilmington Savings Fund Society, FSB as Collateral Agent under the Subordinated Note Indenture referenced herein as Exhibit 4.5 and incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on July 10, 2019.

Item 15. Exhibits, Financial Statement Schedules (continued)

4.10. Intercreditor Agreement dated as of July 10, 2019 amongst Wilmington Savings Fund Society, FSB as Trustee MZ Funding LLC and MBIA Insurance Corp. as Insurer, incorporated by reference to Exhibit 99.10 to the Company’s Current Report on Form 8-K filed on July 10, 2019.
4.11. Omnibus Amendment to the Subordinated Indenture, Insurance Policy, Insurance Agreement and Credit Agreement, dated as of January 13, 2022, amongst MZ Funding LLC, as Issuer and as Lender, Wilmington Savings Fund Society, FSB, as Trustee and Collateral Agent, and MBIA Insurance Corporation, as Insurer and as Borrower.
4.12. Form of MZ Funding LLC $53,836,742.98 12% Subordinated Secured Notes due January 20, 2022, as amended by the Omnibus Amendment referenced herein as Exhibit 4.11, to be 7% Subordinated Secured Notes due April 20, 2022.
10. Material Contracts
Executive Compensation Plans and Arrangements
The following Exhibits identify all existing executive compensation plans and arrangements:
10.1. MBIA Inc. Annual Incentive Plan, effective January 1, 2016, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on March 24, 2015.
10.2. Amended and Restated MBIA Inc. Omnibus Incentive Plan, as amended through May 5, 2020, incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on March 25, 2020.
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
10.13. Form of Restricted Stock Agreement Template between MBIA Inc. and (Named Executive Officers/Grantees) for grants of restricted stock pursuant to the Amended and Restated MBIA Inc. Omnibus Incentive Plan, as amended.
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

MBIA Inc. (Registrant)

Dated: February 28, 2022	By	/s/ William C. Fallon
	Name:	William C. Fallon
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Fallon William C. Fallon	Director and Chief Executive Officer	February 28, 2022

/s/ Anthony McKiernan Anthony McKiernan	Chief Financial Officer	February 28, 2022

/s/ Joseph R. Schachinger Joseph R. Schachinger	Assistant Vice President and Controller (Chief Accounting Officer)	February 28, 2022

/s/ Charles R. Rinehart Charles R. Rinehart	Chairman and Director	February 28, 2022

/s/ Diane L. Dewbrey Diane L. Dewbrey	Director	February 28, 2022

/s/ Steven J. Gilbert Steven J. Gilbert	Director	February 28, 2022

/s/ Janice L. Innis-Thompson Janice L. Innis-Thompson	Director	February 28, 2022

/s/ Theodore Shasta Theodore Shasta	Director	February 28, 2022

/s/ Richard C. Vaughan Richard C. Vaughan	Director	February 28, 2022

SCHEDULE I
MBIA INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2021
(In millions)

	December 31, 2021
Type of investment	Cost	Fair Value	Amount at which shown in the balance sheet
Available-for-sale:
U.S. Treasury and government agency	$515	$566	$566
State and municipal bonds	140	167	167
Foreign governments	11	11	11
Corporate obligations	881	930	930
Mortgage-backed securities:
Residential mortgage-backed agency	190	192	192
Residential mortgage-backed non-agency	80	92	92
Commercial mortgage-backed	10	10	10
Asset-backed securities:
Collateralized debt obligations	101	101	101
Other asset-backed	90	90	90

Total long-term available-for-sale	2,018	2,159	2,159
Short-term available-for-sale	298	298	298

Total available-for-sale	2,316	2,457	2,457
Investments at fair value	323	336	336

Total investments	$2,639	$2,793	$2,793

Assets of consolidated variable interest entities:
Investments at fair value	$68	$60	$60
Loans receivable	108	77	77

Total investments of consolidated variable interest entities	$176	$137	$137

SCHEDULE II
MBIA INC. (PARENT COMPANY)
CONDENSED BALANCE SHEETS
(In millions except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $556 and $621)	$618	$719
Investments carried at fair value	—	1
Investments pledged as collateral, at fair value (amortized cost $3 and $10)	4	1
Short-term investments held as available-for-sale, at fair value (amortized cost $52 and $31)	52	31

Total investments	674	752
Cash and cash equivalents	15	26
Investment in wholly-owned subsidiaries	336	728
Other assets	5	139

Total assets	$1,030	$1,645

Liabilities and Shareholders’ Equity

Liabilities:
Investment agreements	$274	$269
Long-term debt	306	312
Affiliate loans payable	579	695
Income taxes payable	3	12
Derivative liabilities	130	164
Other liabilities	51	57

Total liabilities	1,343	1,509

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—283,186,115 and 283,186,115	283	283
Additional paid-in capital	2,931	2,962
Retained earnings (deficit)	(458)	(13)
Accumulated other comprehensive income (loss), net of tax	100	115
Treasury stock, at cost— 228,630,003 and 229,508,967 shares	(3,169)	(3,211)

Total shareholders’ equity of MBIA Inc.	(313)	136

Total liabilities and shareholders’ equity	$1,030	$1,645

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II
MBIA INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(In millions)

	Years ended December 31,
	2021	2020	2019
Revenues:
Net investment income	$26	$28	$35
Net gains (losses) on financial instruments at fair value and foreign exchange	52	(67)	(57)
Net gains (losses) on extinguishment of debt	30	—	(1)
Other net realized gains (losses)	(6)	—	(2)

Total revenues	102	(39)	(25)

Expenses:
Operating	10	10	10
Interest	75	83	90

Total expenses	85	93	100

Gain (loss) before income taxes and equity in earnings of subsidiaries	17	(132)	(125)
Provision (benefit) for income taxes	(3)	(4)	(99)

Gain (loss) before equity in earnings of subsidiaries	20	(128)	(26)
Equity in net income (loss) of subsidiaries	(465)	(450)	(333)

Net income (loss)	$(445)	$(578)	$(359)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II
MBIA INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Investment income received	$80	$101	$156
Operating expenses paid and other operating	(14)	(47)	(17)
Interest paid, net of interest converted to principal	(50)	(60)	(88)
Income taxes (paid) received	6	5	34

Net cash provided (used) by operating activities	22	(1)	85

Cash flows from investing activities:
Purchases of available-for-sale investments	(150)	(216)	(278)
Sales of available-for-sale investments	202	183	319
Paydowns and maturities of available-for-sale investments	20	41	179
Purchases of investments at fair value	(2)	(2)	5
Sales, paydowns and maturities of investments at fair value	3	2	—
Sales, paydowns and maturities (purchases) of short-term investments, net	(27)	137	(61)
(Payments) proceeds for derivative settlements	(17)	(16)	(98)
Return of capital from subsidiaries	11	—	—
Contributions (to) from subsidiaries, net	—	—	(14)

Net cash provided (used) by investing activities	40	129	52

Cash flows from financing activities:
Proceeds from investment agreements	2	12	15
Principal paydowns of investment agreements	(2)	(18)	(20)
Principal paydowns of long-term debt	—	(115)	(150)
Payments for affiliate loans	(81)	—	(19)
Restricted stock awards settlements	8	8	8

Net cash provided (used) by financing activities	(73)	(113)	(166)

Effect of exchange rates on cash and cash equivalents	—	—	—
Net increase (decrease) in cash and cash equivalents	(11)	15	(29)
Cash and cash equivalents—beginning of year	26	11	40

Cash and cash equivalents—end of year	$15	$26	$11

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(445)	$(578)	$(359)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Intercompany accounts receivable	(7)	(39)	(16)
Current income taxes	6	5	23
Equity in earnings of subsidiaries	465	450	333
Dividends from subsidiaries	60	81	134
Net (gains) losses on financial instruments at fair value and foreign exchange	(52)	67	57
Deferred income tax provision (benefit)	(3)	(4)	(88)
(Gains) losses on extinguishment of debt	(30)	—	1
Other operating	28	17	—

Total adjustments to net income (loss)	467	577	444

Net cash provided (used) by operating activities	$22	$(1)	$85

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
The Parent Company is subject to the same liquidity risks and uncertainties as described in footnote 1 to the Company’s consolidated financial statements. As of December 31, 2021, the liquidity position of the Parent Company, which included cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds for general corporate purposes, excluding the amount held in escrow under its tax sharing agreement, was $239 million.
During 2021, MBIA Corp. purchased $5 million principal amount of the Parent company 6.625% Debentures due 2028 and $1 million principal amount of Parent company 7.15% Debentures due 2027. During 2020, the Parent Company redeemed the remaining
$115
million

principal amount of its 6.400% Senior Notes due 2022 at a cost of 100% of par value plus accrued interest.
Additionally, as
of December 31
, 2021
, National owned $308 million principal amount of the 5.700% Senior Notes due 2034 and $10 million principal amount of MBIA Inc. 7.000% Debentures due 2025, and MBIA Inc., through its corporate segment, owned $13 million of MBIA Corp. surplus notes. These amounts are eliminated from the Parent Company’s condensed balance sheet.
2. Accounting Policies
The Parent Company carries its investments in subsidiaries under the equity method.
For a further discussion of significant accounting policies and recent accounting pronouncements, refer to footnotes 2 and 3 to the Company’s consolidated financial statements.
3. Dividends from Subsidiaries
During 2021, National declared and paid a dividend of $60
million to its ultimate parent, MBIA Inc.
During 2020, National declared and paid dividends of $81
million to its ultimate parent, MBIA Inc.
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
5. Obligations under Investment Agreements
Refer to footnote 10 to the Company’s consolidated financial statements for information on investment agreements.
6. Pledged Collateral
Substantially all of the obligations under investment

agreements require the Parent Company and its subsidiaries to pledge securities as collateral. As of December 31, 2021 and 2020, the fair value of securities pledged as collateral with respect to these investment agreements approximated $280 million and $282 million, respectively. The Parent Company’s collateral as of December 31, 2021, consisted principally of U.S. Treasury and government agency and state and municipal bonds, and was primarily held with major U.S. banks.
Under derivative contracts entered into by the Parent Company, collateral postings are required by either the Parent Company or the counterparty when the aggregate market value of derivative contracts entered into with the same counterparty exceeds a predefined threshold. As of December 31, 2021 and 2020, the Parent Company and its subsidiaries pledged securities with a fair value of $159 million and $214 million, respectively, to derivative counterparties.
7. Affiliate Loans Payable
Affiliate loans payable consists of loans payable to MBIA Global Funding, LLC (“GFL”). GFL raised funds through the issuance of medium-term notes with varying maturities, which were, in turn, guaranteed by MBIA Corp. GFL lent the proceeds of these medium-term note issuances to the Parent Company.

SCHEDULE IV
MBIA INC. AND SUBSIDIARIES
REINSURANCE
Years Ended December 31, 2021, 2020 and 2019
(In millions)

Column A Insurance Premium Written	Column B Direct Amount	Column C Ceded to Others	Column D Assumed From Other Companies	Column E Net Amount	Column F Percentage of Amount Assumed to Net
2021	$8	$2	$—	$6	0%

2020	$1	$1	$—	$—	0%

2019	$3	$—	$—	$3	0%