Form 10-Q
period 2022-03-31
MBIA INC
filed 2022-05-09
CIK 814585

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
of the Exchange Act).    Yes
☐
    No
☒
As of May 2, 2022, 54,857,375 shares of Common Stock, par value $1 per share, were outstanding.

i

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

ii

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MBIA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (net of allowance for credit losses $3 and $-, amortized cost $2,710 and $2,016)	$2,677	$2,157
Investments carried at fair value	356	258
Investments pledged as collateral, at fair value (amortized cost $- and $4)	-	4
Short-term investments, at fair value (amortized cost $441 and $374)	441	374

Total investments	3,474	2,793
Cash and cash equivalents	147	151
Premiums receivable (net of allowance for credit losses $5 and $5)	177	178
Deferred acquisition costs	41	42
Insurance loss recoverable	366	1,296
Other assets	81	67
Assets of consolidated variable interest entities:
Cash	4	9
Investments carried at fair value	53	60
Loans receivable at fair value	76	77
Other assets	24	23

Total assets	$4,443	$4,696

Liabilities and Equity
Liabilities:
Unearned premium revenue	$308	$322
Loss and loss adjustment expense reserves	886	894
Long-term debt	2,344	2,331
Medium-term notes (includes financial instruments carried at fair value of $99 and $98)	589	590
Investment agreements	274	274
Derivative liabilities	99	131
Other liabilities	210	163
Liabilities of consolidated variable interest entities:
Variable interest entity notes carried at fair value	285	291

Total liabilities	4,995	4,996

Commitments and contingencies (Refer to Note 13: Commitments and Contingencies)
Equity:
Preferred stock, par value $1 per share; authorized shares - 10,000,000; issued and outstanding - none	-	-
Common stock, par value $1 per share; authorized shares - 400,000,000; issued shares - 283,186,115 and 283,186,115	283	283
Additional paid-in capital	2,919	2,931
Retained earnings (deficit)	(531)	(458)
Accumulated other comprehensive income (loss), net of tax of $8 and $8	(82)	100
Treasury stock, at cost - 228,329,115 and 228,630,003 shares	(3,154)	(3,169)

Total shareholders’ equity of MBIA Inc.	(565)	(313)
Preferred stock of subsidiary	13	13

Total equity	(552)	(300)

Total liabilities and equity	$4,443	$4,696

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Premiums earned:
Scheduled premiums earned	$11	$15
Refunding premiums earned	4	5

Premiums earned (net of ceded premiums of $- and $1)	15	20
Net investment income	18	15
Net realized investment gains (losses)	(3)	(1)
Net gains (losses) on financial instruments at fair value and foreign exchange	17	52
Other net realized gains (losses)	(3)	-
Revenues of consolidated variable interest entities:
Net gains (losses) on financial instruments at fair value and foreign exchange	(4)	(14)

Total revenues	40	72
Expenses:
Losses and loss adjustment	49	98
Amortization of deferred acquisition costs	2	2
Operating	19	26
Interest	41	41
Expenses of consolidated variable interest entities:
Operating	2	2
Interest	-	9

Total expenses	113	178

Income (loss) before income taxes	(73)	(106)
Provision (benefit) for income taxes	-	-

Net income (loss)	$(73)	$(106)

Net income (loss) per common share:
Basic	$(1.48)	$(2.16)
Diluted	$(1.48)	$(2.16)
Weighted average number of common shares outstanding:
Basic	49,631,448	49,258,110
Diluted	49,631,448	49,258,110
The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(73)	$(106)
Other comprehensive income (loss):
Available-for-sale securities with no credit losses:
Unrealized gains (losses) arising during the period	(171)	(87)
Reclassification adjustments for (gains) losses included in net income (loss)	-	(5)
Foreign currency translation gains (losses)	-	1
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	(14)	(5)
Reclassification adjustments for (gains) losses included in net income (loss)	3	20

Total other comprehensive income (loss)	(182)	(76)

Comprehensive income (loss)	$(255)	$(182)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions except share amounts)

	Three Months Ended March 31,
	2022	2021
Common shares
Balance at beginning and end of period	283,186,115	283,186,115
Common stock amount
Balance at beginning and end of period	$283	$283
Additional paid-in capital
Balance at beginning of period	$2,931	$2,962
Period change	(12)	(28)

Balance at end of period	$2,919	$2,934
Retained earnings
Balance at beginning of period	$(458)	$(13)
Net income (loss)	(73)	(106)

Balance at end of period	$(531)	$(119)
Accumulated other comprehensive income (loss)
Balance at beginning of period	$100	$115
Other comprehensive income (loss)	(182)	(76)

Balance at end of period	$(82)	$39
Treasury shares
Balance at beginning of period	(228,630,003)	(229,508,967)
Other	300,888	671,502

Balance at end of period	(228,329,115)	(228,837,465)
Treasury stock amount
Balance at beginning of period	$(3,169)	$(3,211)
Other	15	33

Balance at end of period	$(3,154)	$(3,178)
Total shareholders’ equity of MBIA Inc.
Balance at beginning of period	$(313)	$136
Period change	(252)	(177)

Balance at end of period	$(565)	$(41)

Preferred stock of subsidiary shares
Balance at beginning and end of period	1,315	1,315
Preferred stock of subsidiary amount
Balance at beginning and end of period	$13	$13

Total equity	$(552)	$(28)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Premiums, fees and reimbursements received	$2	$3
Investment income received	19	21
Financial guarantee losses and loss adjustment expenses paid	(336)	(58)
Proceeds from recoveries and reinsurance	622	17
Proceeds from loan repurchase commitments	-	600
Operating expenses paid and other operating	(22)	(32)
Interest paid, net of interest converted to principal	(12)	(22)

Net cash provided (used) by operating activities	273	529

Cash flows from investing activities:
Purchases of available-for-sale investments	(352)	(299)
Sales of available-for-sale investments	106	178
Paydowns and maturities of available-for-sale investments	65	96
Purchases of investments at fair value	(47)	(62)
Sales, paydowns, maturities and other proceeds of investments at fair value	44	59
Sales, paydowns and maturities (purchases) of short-term investments, net	(68)	(342)
Paydowns and maturities of loans receivable	2	5
(Payments) proceeds for derivative settlements	(4)	(53)

Net cash provided (used) by investing activities	(254)	(418)

Cash flows from financing activities:
Proceeds from investment agreements	2	-
Principal paydowns of investment agreements	(1)	-
Principal paydowns of variable interest entity notes	(11)	(156)
Principal paydowns of long-term debt	(17)	-
Purchases of treasury stock	(2)	(1)

Net cash provided (used) by financing activities	(29)	(157)

Effect of exchange rate changes on cash and cash equivalents	1	-
Net increase (decrease) in cash and cash equivalents	(9)	(46)
Cash and cash equivalents - beginning of period	160	167

Cash and cash equivalents - end of period	$151	$121

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(73)	$(106)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Accrued investment income	(5)	23
Unearned premium revenue	(15)	(19)
Loss and loss adjustment expense reserves	(13)	1
Insurance loss recoverable	392	55
Loan repurchase commitments	-	604
Accrued interest payable	24	25
Accrued expenses	(36)	(33)
Net realized investment gains (losses)	3	1
Net (gains) losses on financial instruments at fair value and foreign exchange	(13)	(42)
Other net realized (gains) losses	3	-
Other operating	6	20

Total adjustments to net income (loss)	346	635

Net cash provided (used) by operating activities	$273	$529

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
Business Developments
Puerto Rico
On January 1, 2022, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $47 million. As of March 31, 2022, National had $2.1 billion of debt service outstanding related to Puerto Rico.
PREPA
In September of 2019, National agreed to join the restructuring support agreement, as amended (“RSA”), with the Puerto Rico Electric Power Authority (“PREPA”), other monoline insurers, a group of uninsured PREPA bondholders, Puerto Rico, and the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”). The Rule 9019 hearing to approve the RSA had been delayed several times, and most recently was adjourned due to the outbreak of the novel coronavirus
COVID-19
(“COVID-19”)
until further notice. On March 8, 2022, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) and PREPA terminated the RSA under a provision permitting termination if an order approving the RSA had not been entered by September 30, 2019. On April 8, 2022, the Court appointed a new panel of judges to commence mediation among the Oversight Board, the Ad Hoc creditor group as holders of PREPA Senior Bonds, Assured, National and Syncora (the “April 8 Order”). The April 8 Order provides that mediation will terminate on June 1, 2022 unless the mediation team extends the time to July 1, 2022. The April 8 Order further provides that nothing therein acts as a stay of any pending adversary proceedings or contested matters in the PREPA case, subject to the Court’s pending request to the Oversight Board for a status report by June 1, 2022.
In January of 2022, National sold an additional $231
million of PREPA bankruptcy claims related to insurance claims paid on matured National-insured PREPA bonds. As of March 31, 2022, National has sold approximatel
y 35%
of National’s par claims to PREPA. These sales monetized a portion of National’s salvage asset and reduced potential volatility and ongoing risk of remediation around the PREPA credit. Currently, National does not have a material amount of additional par claims to PREPA that have matured and can be sold.
GO and HTA
On February 22, 2021, National agreed to join a plan support agreement, dated as of February 22, 2021 (the “GO PSA”), among the Oversight Board, certain holders of Puerto Rico Commonwealth GO (“GO”) Bonds and Puerto Rico Public Buildings Authority (“PBA”) Bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp, and Syncora Guarantee Inc. in connection with the GO and PBA Title III cases. The Commonwealth Plan of Adjustment was confirmed on January 18, 2022. The GO PSA was effective and implemented on March 15, 2022, and among other things, National received cash, including certain fees, newly issued General Obligation bonds and a contingent value instrument (“CVI”) totaling approximately
 $1.0 billion. Subsequent to the GO PSA implementation, National made $277 million of acceleration and commutation payments pursuant to the GO PSA. Accordingly, National’s GO and PBA gross par outstanding and debt service outstanding have been reduced to zero
from approximately $
380
 million and $
495
 million, respectively.
On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain clawback claims and providing for a distribution of cash, bonds and a CVI to Puerto Rico Highway and Transportation Authority (“HTA”) bondholders subject to completing negotiations on a plan support agreement in respect of an plan of adjustment (the “HTA PSA”). On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA. On May 2, 2022, the Oversight Board filed the Title III Plan of Adjustment for the Puerto Rico Highways and Transportation Authority (the “HTA Plan”), together with the Disclosure Statement and supporting documents. National expects to receive during the second quarter of 2022 its allocable portion of cash and CVI relating to HTA, which aggregate amounts to be distributed to bondholders totals approximately
 $264 million and $2.2 billion, respectively. In addition, National shall receive its allocable portion of approximately $1.2 billion of newly issued HTA bonds (or cash equivalent) following the effective date of the HTA Plan.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Business Developments and Risks and Uncertainties (continued)

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for a further discussion of the Company’s Puerto Rico reserves and recoveries.
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
National’s Insured Portfolio
National continues to monitor and remediate its existing insured portfolio and may also pursue strategic alternatives that could enhance shareholder value. Certain state and local governments and territory obligors that National insures are under financial and budgetary stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of National’s insured transactions. In particular, HTA and PREPA are currently in bankruptcy-like proceedings in the United States District Court for the District of Puerto Rico, pursuant to the PROMESA. Since 2016, Puerto Rico has been unable or unwilling to pay its obligations as and when due, and National has been required to pay claims of unpaid principal and interest when due under its insurance policies as a consequence. Puerto Rico may continue to fail to make payments when due, which could cause National to make additional claims payments which could be material. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. National monitors and analyzes these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain.
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
and
A-2
notes issued by Zohar CDO
2003-1,
Limited (“Zohar I”) and Zohar II
2005-1,
Limited (“Zohar II”), entitles MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. MBIA Corp. anticipates that it will receive substantial recoveries on the loans made to, and equity interests in, companies that, until late March of 2020, were purportedly controlled and managed by the sponsor and former collateral manager of the Zohar collateralized debt obligations (“CDOs”) referenced above (collectively, the “Zohar Collateral”). There still remains significant uncertainty with respect to the realizable value of the remaining Zohar Collateral. Further, as the monetization process at the remaining portfolio companies continues to unfold in coordination with the new directors and managers in place, and new information concerning the financial condition of the portfolio companies is disclosed, the Company will continue to revise its expectations for recoveries.
MBIA Corp. also projects to collect recoveries from prior claims associated with insured residential mortgage-backed securities (“RMBS”); however, the amount and timing of these collections are uncertain.
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
Note 2: Significant Accounting Policies
The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form
10-K.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form
10-K
for the year ended December 31, 2021. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position and results of operations. All material intercompany balances and transactions have been eliminated.
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
The results of operations for the three months ended March 31, 2022 may not be indicative of the results that may be expected for the year ending December 31, 2022. The December 31, 2021 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods.
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
Changes in the fair values of investments carried at fair value are reflected in earnings as part of “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations. For fixed-maturity securities classified as trading and for VIE investments carried at fair value, interest income is also recorded as part of fair value changes within “Net gains (losses) on financial instruments at fair value and foreign exchange”. Realized gains and losses from the sale and other dispositions of AFS investments are reflected in earnings as part of “Net realized investment gains (losses)” on the Company’s consolidated statements of operations.
Investment income is recorded as earned which includes the current period interest accruals deemed collectible. Accrued interest income is recorded as part of “Other assets” on the Company’s consolidated balance sheets. Bond discounts and premiums are amortized using the effective yield method over the remaining term of the securities and reported in “Net investment income” on the Company’s consolidated statements of operations. However, premiums on certain callable debt securities are amortized to the next call date. For MBS and asset-backed securities (“ABS”), discounts and premiums are amortized using the retrospective or prospective method
Accrued interest income on debt securities is not assessed for credit losses since the Company reverses any past due accrued interest income through earnings as a charge against net investment income. Interest income is subsequently recognized to the extent cash is received.
Credit Losses on Debt Securities
For AFS debt securities, the Company’s consolidated statements of operations reflect the full impairment (the difference between a security’s amortized cost basis and fair value) if the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. AFS debt securities in an unrealized loss position are evaluated on a quarterly basis to determine if credit losses exist. The Company considers that credit losses exist when the Company does not expect to recover the entire amortized cost basis of the debt security. The Company measures an allowance for credit losses on a security-by-security basis as the difference between the recorded investment and the present value of the cash flows expected to be collected, discounted at the instrument’s effective interest rate. Only the amounts of impairment associated with the credit losses are recognized as charges to earnings.
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
Note 3: Recent Accounting Pronouncements
Recently Adopted Accounting Standards
During the three months ended March 31, 2022, the Company did not adopt any new accounting pronouncements that had a material impact on its consolidated financial statements.

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 4: Variable Interest Entities (continued)

Consolidated VIEs
The carrying amounts of assets and liabilities of consolidated VIEs were $157 million and $285 million, respectively, as of March 31, 2022 and $169 million and $291 million, respectively, as of December 31, 2021. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. During the first quarter of 2022 and 2021, there were no consolidation or deconsolidation of VIEs by the Company. Consolidation and deconsolidation gains and losses, if any, are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations.
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

Nonconsolidated VIEs
The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of March 31, 2022 and December 31, 2021. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	March 31, 2022
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$1,228	$119	$13	$34	$11	$395
Consumer asset-backed	210	-	1	3	-	6
Corporate asset-backed	490	-	3	201	4	4

Total global structured finance	1,928	119	17	238	15	405
Global public finance	848	-	6	-	5	-

Total insurance	$2,776	$119	$23	$238	$20	$405

	December 31, 2021
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$1,261	$87	$14	$40	$11	$430
Consumer asset-backed	226	-	1	1	1	6
Corporate asset-backed	503	-	3	200	4	11

Total global structured finance	1,990	87	18	241	16	447
Global public finance	834	-	6	-	5	-

Total insurance	$2,824	$87	$24	$241	$21	$447

1
0

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

Puerto Rico
Puerto Rico had been experiencing significant fiscal stress and constrained liquidity. In formulating loss reserves, the Company considers the following: environmental and political impacts; litigation; ongoing discussions with creditors; timing and amount of debt service payments and future recoveries; existing proposed restructuring plans or agreements; and deviations from these proposals in its probability-weighted scenarios.
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
As part of the GO PSA, in March of 2022, National received certain consideration including cash, bonds and the CVI and it is anticipated that National will receive cash, the CVI and bonds related to the HTA PSA. The ultimate recovery value to National will depend on the value of these assets upon issuance and over time. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information on the Company’s Puerto Rico exposures and “Note 13: Commitments and Contingencies” for information on the Company’s Puerto Rico litigation.
International and Structured Finance Insurance
The international and structured finance insurance segment’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP do not include reserves and recoveries on consolidated VIEs, since they are eliminated in consolidation.
RMBS Case Basis Reserves (Financial Guarantees)
The Company’s RMBS case basis reserves primarily relate to RMBS backed by alternative
A-paper
and subprime mortgage loans. The Company calculated RMBS case basis reserves as of March 31, 2022 using a process called the Roll Rate Methodology (“Roll Rate Methodology”). The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Roll Rate is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off
or liquidated. The loss reserve estimates are based on a probability-weighted average of potential scenarios of loan losses. Additional data used for both first and second-lien loans include historic averages of deal specific voluntary prepayment rates, forward projections of the LIBOR interest rates, and historic averages of deal-specific loss severities. Where applicable, the Company factors in termination scenarios when clean up calls are imminent.
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
CDO Reserves and Recoveries
The Company also has loss and loss adjustment expense (“LAE”) reserves on certain transactions within its CDO portfolio, primarily its multi-sector CDO asset class that was insured in the form of financial guarantee policies. MBIA’s insured multi-sector CDOs are transactions that include a variety of collateral ranging from corporate bonds to structured finance assets (which includes, but are not limited to, RMBS, commercial mortgage-backed securities (“CMBS”), asset-backed securities (“ABS”) and CDO collateral). The Company’s process for estimating reserves and credit impairments on these policies is determined as the present value of the probability-weighted potential future losses, net of estimated recoveries, across multiple scenarios. The Company considers several factors when developing the range of potential outcomes and their impact on MBIA. A range of loss scenarios is considered under different default and severity rates for each transaction’s collateral. Additionally, each transaction is evaluated for its commutation potential.

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Summary of Loss and LAE Reserves and Recoveries
The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs for the international and structured finance insurance segment, which are included in the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021 are presented in the following table:

	As of March 31, 2022		As of December 31, 2021
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (1)	Insurance loss recoverable	Loss and LAE reserves (1)
U.S. Public Finance Insurance	$128	$460	$1,054	$425
International and Structured Finance Insurance:
Before VIE eliminations	240	635	244	687
VIE eliminations	(2)	(209)	(2)	(218)

Total international and structured finance insurance	238	426	242	469

Total	$366	$886	$1,296	$894

(1) - Amounts are net of estimated recoveries of expected future claims.
Changes in Loss and LAE Reserves
Loss and LAE reserves represent the Company’s estimate of future claims and LAE payments, net of any future recoveries of such payments. The following table presents changes in the Company’s loss and LAE reserves for the three months ended March 31, 2022. Changes in loss and LAE reserves, with the exception of loss and LAE payments and the impact of the revaluation of loss reserves denominated in amounts other than U.S. dollars, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of March 31, 2022, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 2.46%. LAE reserves are generally expected to be settled within a one-year
period and are not discounted. As of March 31, 2022 and December 31, 2021, the Company’s gross loss and LAE reserves included $34 million and $38 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Three Months Ended March 31, 2022
Gross Loss and LAE Reserves as of December 31, 2021 (1)	Loss Payments	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Gross Loss and LAE Reserves as of March 31, 2022 (1)
$894	$(326)	$3	$(22)	$336	$1	$886

(1) -	Includes changes in amount and timing of estimated payments and recoveries.
The Company’s loss and LAE reserves declined from December 31, 2021, primarily due to an increase in the estimated value of recoveries related to the HTA restructuring, which is netted in loss and LAE reserves, claims payments related to the acceleration and commutation of GO exposure, scheduled claim payments on Puerto Rico exposures during the three months ended March 31, 2022, and a decline in net reserves on RMBS exposure as a result of an increase in risk-free rates used to present value loss reserves. This decline was partially offset by a decrease in PREPA recoveries on claims not yet paid, which are netted in loss and LAE reserves.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Changes in Insurance Loss Recoverable
Insurance loss recoverable represents the Company’s estimate of recoveries on paid claims and LAE. The Company recognizes potential recoveries on paid claims based on the probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. The following table presents changes in the Company’s insurance loss recoverable for the three months ended March 31, 2022. Changes in insurance loss recoverable with the exception of collections, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable
		for the Three Months Ended March 31, 2022
In millions	Gross Recoverable as of December 31, 2021	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Gross Recoverable as of March 31, 2022
Insurance loss recoverable	$1,296	$(1,197)	$1	$(18)	$284	$366

The decrease in the Company’s insurance loss recoverable reflected in the preceding table was primarily due to the receipt of recoveries pursuant to the implemented GO PSA whereby National received cash, GO Bonds, and a CVI. In addition, the insurance loss recoverable declined due to the sale of PREPA bankruptcy claims and due to changes in assumptions related to the value of the remaining PREPA recoveries on paid claims.
Loss and LAE Activity
For the three months ended March 31, 2022, loss and LAE incurred primarily related to changes in the Company’s estimate of expected recoveries on National’s PREPA exposure. PREPA loss reserves and recoveries include certain assumptions about the timing and amount of claims payments and recoveries, including assumptions about the values of recoveries on the date the Company expects to receive reimbursement under an implemented RSA. During the first quarter of 2022, the Company updated assumptions used to estimate the value of recoveries, the timing and amount of claim payments, as well as the timing of an implemented plan. These assumption changes resulted in a decrease in the Company’s estimated present value of PREPA recoveries. Loss and LAE incurred during the quarter related to PREPA was partially offset by benefits related to Puerto Rico HTA and GO recoveries. During the first quarter of 2022, the Company increased the estimated values of recoveries expected to be received as part of the HTA restructuring to reflect updated information about potential values when received, including considering the current fair values of similar recently issued GO securities. In addition, the Company recorded a benefit on its GO recoveries to reflect the fair values of the consideration received as of the acquisition date, which was higher than its previous estimate. Additionally, an increase in risk-free rates during the first quarter of 2022, resulted in a decrease in the present value of net case reserves on first-lien RMBS.
For the three months ended March 31, 2021, loss and LAE incurred primarily reflected changes in assumptions within the Company’s HTA loss scenarios and an increase in the risk-free rates used to discount the value of long-dated future recoveries on all Puerto Rico exposures, which caused the present value of the recoveries to decline and a decrease in expected salvage collections related to CDOs. These losses were partially offset by a benefit driven by a change in certain assumptions related to the Puerto Rico GO restructuring and a decrease in loss reserves on the Company’s first-lien RMBS transactions, as a result of the increase in risk-free discount rates.
Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended March 31, 2022 and 2021, gross LAE related to remediating insured obligations were $5 million and $12 million, respectively.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Surveillance Categories
The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of March 31, 2022:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	55	3	-	174	232
Number of issues (1)	16	2	-	87	105
Remaining weighted average contract period (in years)	6.0	2.3	-	8.5	7.6
Gross insured contractual payments outstanding: (2)
Principal	$1,325	$6	$-	$2,321	$3,652
Interest	1,825	1	-	1,053	2,879
Total	$3,150	$7	$-	$3,374	$6,531
Gross Claim Liability (3)	$-	$-	$-	$1,118	$1,118
Less:
Gross Potential Recoveries (4)	-	-	-	421	421
Discount, net (5)	-	-	-	187	187
Net claim liability (recoverable)	$-	$-	$-	$510	$510
Unearned premium revenue	$8	$-	$-	$25	$33
Reinsurance recoverable on paid and unpaid losses (6)					$14

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2021:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	55	3	-	202	260
Number of issues (1)	16	2	-	88	106
Remaining weighted average contract period (in years)	6.1	2.6	-	8.1	7.4
Gross insured contractual payments outstanding: (2)
Principal	$1,366	$6	$-	$2,719	$4,091
Interest	1,867	1	-	1,214	3,082

Total	$3,233	$7	$-	$3,933	$7,173

Gross Claim Liability (3)	$-	$-	$-	$1,051	$1,051
Less:
Gross Potential Recoveries (4)	-	-	-	1,498	1,498
Discount, net (5)	-	-	-	(32)	(32)

Net claim liability (recoverable)	$-	$-	$-	$(415)	$(415)

Unearned premium revenue	$8	$-	$-	$29	$37
Reinsurance recoverable on paid and unpaid losses (6)					$7

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
Note 6: Fair Value of Financial Instruments
Fair Value Measurement
Financial Assets and Liabilities
Financial assets held by the Company primarily consist of investments in debt securities and loans receivables at fair value held by consolidated VIEs. Financial liabilities, excluding derivative liabilities, issued by the Company primarily consist of debt issued for general corporate purposes within its corporate segment, MTNs, investment agreements and debt issued by consolidated VIEs. The Company’s derivative liabilities are primarily interest rate swaps and insured credit derivatives.
Valuation Techniques
Valuation techniques for financial instruments measured at fair value are described below.
Fixed-Maturity Securities Held as
Available-For-Sale
or Trading, Investments Carried at Fair Value, Investments Pledged as Collateral and Short-term Investments
These investments include investments in U.S. Treasury and government agencies, state and municipal bonds, foreign governments, corporate obligations, MBS, ABS, money market securities, and perpetual debt and equity securities.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Substantially all of these investments are valued based on recently executed transaction prices or quoted market prices by independent third parties, including pricing services and brokers. When quoted market prices are not available, fair value is generally determined using quoted prices of similar investments or a valuation model based on observable and unobservable inputs. Inputs vary depending on the type of investment. Observable inputs include contractual cash flows, interest rate yield curves, credit default swap spreads, prepayment and volatility scores, diversity scores, cross-currency basis index spreads, and credit spreads for structures similar to the financial instrument in terms of issuer, maturity and seniority. Unobservable inputs include cash flow projections and the value of any credit enhancement.

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
Medium-term Notes at Fair Value
The Company has elected to measure certain medium-term notes (“MTNs”) at fair value on a recurring basis. The fair values of certain MTNs are based on quoted market prices provided by third-party sources, where available. When quoted market prices are not available, the Company applies a matrix pricing grid to determine fair value based on the quoted market prices received for similar instruments and considering the MTNs’ stated maturity and interest rate. Nonperformance risk is included in the quoted market prices and the matrix pricing grid. MTNs are categorized in Level 3 of the fair value hierarchy and do not include accrued interest.
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
Significant Unobservable Inputs
The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

In millions	Fair Value as of March 31, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$76	Market prices of similar liabilities adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	18% - 76% ( 55%) (1)
Liabilities of consolidated VIEs:
Variable interest entity notes	285	Market prices of VIE assets adjusted for financial guarantees provided or market prices of similar liabilities	Impact of financial guarantee	36% - 76% (65%) (1)

(1)	- Weighted average represents the total MBIA guarantees as a percentage of total instrument fair value.

In millions	Fair Value as of December 31, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$77	Market prices of similar liabilities adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	23% - 72% ( 55%) (1)
Liabilities of consolidated VIEs:
Variable interest entity notes	291	Market prices of VIE assets adjusted for financial guarantees provided or market prices of similar liabilities	Impact of financial guarantee	33% - 73% (59%) (1)

(1)	- Weighted average represents the total MBIA guarantees as a percentage of total instrument fair value.

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
Fair Value Measurements
The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2022
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$801	$86	$-	$887
State and municipal bonds	-	705	-	705
Foreign governments	-	23	-	23
Corporate obligations	-	1,070	-	1,070
Mortgage-backed securities:
Residential mortgage-backed agency	-	183	-	183
Residential mortgage-backed non-agency	-	99	38	137
Commercial mortgage-backed	-	12	-	12
Asset-backed securities:
Collateralized debt obligations	-	176	-	176
Other asset-backed	-	189	-	189

Total fixed-maturity investments	801	2,543	38	3,382
Money market securities	24	-	-	24
Perpetual debt and equity securities	46	22	-	68
Cash and cash equivalents	147	-	-	147
Assets of consolidated VIEs:
Corporate obligations	-	4	-	4
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	25	-	25
Commercial mortgage-backed	-	10	-	10
Asset-backed securities:
Collateralized debt obligations	-	6	-	6
Other asset-backed	-	8	-	8
Cash	4	-	-	4
Loans receivable at fair value:
Residential loans receivable	-	-	76	76
Other assets:
Currency derivatives	-	-	9	9
Other	-	-	15	15

Total assets	$1,022	$2,618	$138	$3,778

Liabilities:
Medium-term notes	$-	$-	$99	$99
Derivative liabilities:
Insured credit derivatives	-	1	-	1
Non-insured interest rate derivatives	-	98	-	98
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	285	285

Total liabilities	$-	$99	$384	$483

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021

Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$750	$95	$-	$845
State and municipal bonds	-	168	-	168
Foreign governments	-	17	-	17
Corporate obligations	-	1,050	-	1,050
Mortgage-backed securities:
Residential mortgage-backed agency	-	198	-	198
Residential mortgage-backed non-agency	-	98	-	98
Commercial mortgage-backed	-	13	-	13
Asset-backed securities:
Collateralized debt obligations	-	150	-	150
Other asset-backed	-	106	-	106

Total fixed-maturity investments	750	1,895	-	2,645
Money market securities	78	-	-	78
Perpetual debt and equity securities	47	23	-	70
Cash and cash equivalents	151	-	-	151
Derivative assets:
Non-insured interest rate derivatives	-	1	-	1
Assets of consolidated VIEs:
Corporate obligations	-	5	-	5
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	27	-	27
Commercial mortgage-backed	-	10	-	10
Asset-backed securities:
Collateralized debt obligations	-	6	4	10
Other asset-backed	-	8	-	8
Cash	9	-	-	9
Loans receivable at fair value:
Residential loans receivable	-	-	77	77
Other assets:
Currency derivatives	-	-	9	9
Other	-	-	14	14

Total assets	$1,035	$1,975	$104	$3,114

Liabilities:
Medium-term notes	$-	$-	$98	$98
Derivative liabilities:
Insured credit derivatives	-	1	-	1
Non-insured interest rate derivatives	-	130	-	130
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	291	291

Total liabilities	$-	$131	$389	$520

Level 3 assets at fair value as of March 31, 2022 and December 31, 2021 represented approximately 4% and 3%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of March 31, 2022 and December 31, 2021 represented approximately 80% and 75%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021. The majority of the financial assets and liabilities that the Company requires fair value reporting or disclosures are valued based on the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for identical or similar products.

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of March 31, 2022	Carry Value Balance as of March 31, 2022
Liabilities:
Long-term debt	$-	$413	$-	$413	$2,344
Medium-term notes	-	-	329	329	487
Investment agreements	-	-	331	331	274

Total liabilities	$-	$413	$660	$1,073	$3,105

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$1,214	$1,214	$828
Ceded recoverable (liability)	-	-	33	33	17
	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2021	Carry Value Balance as of December 31, 2021
Liabilities:
Long-term debt	$-	$433	$-	$433	$2,331
Medium-term notes	-	-	322	322	490
Investment agreements	-	-	355	355	274

Total liabilities	$-	$433	$677	$1,110	$3,095

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$848	$848	$(80)
Ceded recoverable (liability)	-	-	30	30	(42)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2022 and 2021:
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended
March 31, 2022

In millions	Balance, Beginning of Period	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2022	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of March 31, 2022 (1)
Assets:
Residential mortgage- backed non-agency	$-	$-	$-	$38	$-	$-	$-	$-	$-	$38	$-	$-
Assets of consolidated VIEs:
Collateralized debt obligations	4	-	-	-	-	(4)	-	-	-	-	-	-
Loans receivable - residential	77	1	-	-	-	(2)	-	-	-	76	(1)	-
Currency derivatives	9	-	-	-	-	-	-	-	-	9	-	-
Other	14	1	-	-	-	-	-	-	-	15	1	-

Total assets	$104	$2	$-	$38	$-	$(6)	$-	$-	$-	$138	$-	$-

In millions	Balance, Beginning of Period	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2022	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of March 31, 2022 (2)
Liabilities:
Medium-term notes	$98	$(8)	$9	$-	$-	$-	$-	$-	$-	$99	$(8)	$9
Liabilities of consolidated VIEs:
VIE notes	291	4	1	-	-	(11)	-	-	-	285	(3)	4

Total liabilities	$389	$(4)	$10	$-	$-	$(11)	$-	$-	$-	$384	$(11)	$13

(1) - Reported	within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

(2) - Reported	within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months
Ended March 31, 2021

In millions	Balance, Beginning of Period	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2021	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of March 31, 2021 (1)
Assets:
Assets of consolidated VIEs:
Loans receivable-residential	$120	$9	$-	$-	$-	$(5)	$-	$-	$-	$124	$8	$-
Loan repurchase commitments	604	(4)	-	-	-	(600)	-	-	-	-	-	-
Currency derivatives	6	3	-	-	-	-	-	-	-	9	3	-
Other	14	-	-	-	-	-	-	-	-	14	-	-

Total assets	$744	$8	$-	$-	$-	$(605)	$-	$-	$-	$147	$11	$-

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Period	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2021	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of March 31, 2021 (2)
Liabilities:
Medium-term notes	$110	$(7)	$2	$-	$-	$-	$-	$-	$-	$105	$(7)	$2
Other derivatives	49	-	-	-	-	(49)	-	-	-	-	-	-
Liabilities of consolidated VIEs:
VIE notes	303	22	(16)	-	-	(29)	-	-	-	280	4	3

Total liabilities	$462	$15	$(14)	$-	$-	$(78)	$-	$-	$-	$385	$(3)	$5

(1)	- Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

(2)	- Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
For the three
months ended March 31, 2022 and 2021, there were no transfers into or out of Level 3.
Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended March 31, 2022 and 2021 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of March 31, 2022	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of March 31, 2021
Revenues:
Net gains (losses) on financial instruments at fair value and foreign exchange	$8	$8	$7	$7
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(2)	3	(14)	7

Total	$6	$11	$(7)	$14

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Fair Value Option
The Company elected to record at fair value certain financial instruments, including financial instruments that are consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs.
The following table presents the gains and (losses) included in the Company’s consolidated statements of operations for the three months ended March 31, 2022 and 2021 for financial instruments for which the fair value option was elected:

	Three Months Ended March 31,
In millions	2022	2021
Investments carried at fair value (1)	$(8)	$3
Fixed-maturity securities held at fair value-VIE (2)	(1)	1
Loans receivable at fair value:
Residential mortgage loans (2)	1	9
Loan repurchase commitments (2)	-	(4)
Other assets-VIE (2)	1	-
Medium-term notes (1)	8	7
Variable interest entity notes (2)	(5)	(23)

(1) - Reported within “Net gains (losses) of financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.
(2) - Reported within “Net gains (losses) of financial instruments at fair value and foreign exchange-VIE”
on MBIA’s consolidated statements of operations.
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2022 and December 31, 2021 for loans and notes for which the fair value option was elected:

	As of March 31, 2022			As of December 31, 2021
	Contractual Outstanding	Fair		Contractual Outstanding	Fair
In millions	Principal	Value	Difference	Principal	Value	Difference
Loans receivable at fair value:
Residential mortgage loans - current	$40	$40	$-	$40	$40	$-
Residential mortgage loans (90 days or more past due)	146	36	110	141	37	104

Total loans receivable and other instruments at fair value	$186	$76	$110	$181	$77	$104
Variable interest entity notes	$925	$285	$640	$922	$291	$631
Medium-term notes	$106	$99	$7	$108	$98	$10
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
Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option
As of March 31, 2022 and December 31, 2021, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were losses of $43 million and $32 million, respectively, reported in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the three months ended March 31, 2022 and 2021, the portions of instrument-specific credit risk included in accumulated other comprehensive income (“AOCI”)
that were recognized in earnings due to settlement of liabilities were losses of $3 million and $20 million, respectively.
Note 7: Investments
Investments, excluding equity instruments, those elected under the fair value option and those classified as trading, consist of debt instruments classified as available-for-sale
(“AFS”).

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)
The following tables present the amortized cost, allowance for credit losses, corresponding gross unrealized gains and losses and fair value for AFS investments in the Company’s consolidated investment portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022
In millions	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$862	$-	$28	$(15)	$875
State and municipal bonds	606	-	13	(20)	599
Foreign governments	23	-	-	(1)	22
Corporate obligations	1,013	(3)	13	(44)	979
Mortgage-backed securities:
Residential mortgage-backed agency	186	-	-	(8)	178
Residential mortgage-backed non-agency	124	-	8	(1)	131
Commercial mortgage-backed	10	-	-	(1)	9
Asset-backed securities:
Collateralized debt obligations	125	-	-	(1)	124
Other asset-backed	179	-	-	(2)	177

Total AFS investments	$3,128	$(3)	$62	$(93)	$3,094

	December 31, 2021
In millions	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$782	$-	$54	$(2)	$834
State and municipal bonds	140	-	27	-	167
Foreign governments	13	-	1	-	14
Corporate obligations	905	-	53	(5)	953
Mortgage-backed securities:
Residential mortgage-backed agency	190	-	3	(1)	192
Residential mortgage-backed non-agency	80	-	12	-	92
Commercial mortgage-backed	10	-	-	-	10
Asset-backed securities:
Collateralized debt obligations	101	-	-	-	101
Other asset-backed	95	-	-	(1)	94

Total AFS investments	$2,316	$-	$150	$(9)	$2,457

Total AFS investments increased as of March 31, 2022 compared to December 31, 2021 primarily due to the GO bonds received as part of the GO PSA.
The following table presents the distribution by contractual maturity of AFS fixed-maturity securities at amortized cost, net of allowance for credit losses, and fair value as of March 31, 2022. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities
In millions	Net Amortized Cost	Fair Value
Due in one year or less	$519	$520
Due after one year through five years	470	466
Due after five years through ten years	512	495
Due after ten years	1,000	994
Mortgage-backed and asset-backed	624	619

Total fixed-maturity investments	$3,125	$3,094

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

Deposited and Pledged Securities
The fair value of securities on deposit with various regulatory authorities as of March 31, 2022 and December 31, 2021 was $11 million. These deposits are required to comply with state insurance laws.
Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.
Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of March 31, 2022 and December 31, 2021, the fair value of securities pledged as collateral for these investment agreements approximated $282 million and $280 million, respectively. The Company’s collateral as of March 31, 2022 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks.
Refer to “Note 8: Derivative Instruments” for information about securities posted to derivative counterparties.
Impaired Investments
The following tables present the
non-credit
related gross unrealized losses related to AFS investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$239	$(13)	$20	$(2)	$259	$(15)
State and municipal bonds	486	(20)	-	-	486	(20)
Foreign governments	14	(1)	-	-	14	(1)
Corporate obligations	576	(40)	32	(4)	608	(44)
Mortgage-backed securities:
Residential mortgage-backed agency	113	(4)	37	(4)	150	(8)
Residential mortgage-backed non-agency	28	(1)	1	-	29	(1)
Commercial mortgage-backed	9	(1)	-	-	9	(1)
Asset-backed securities:
Collateralized debt obligations	86	-	33	(1)	119	(1)
Other asset-backed	175	(2)	1	-	176	(2)

Total AFS investments	$1,726	$(82)	$124	$(11)	$1,850	$(93)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$161	$(1)	$16	$(1)	$177	$(2)
State and municipal bonds	11	-	-	-	11	-
Foreign governments	3	-	-	-	3	-
Corporate obligations	270	(5)	8	-	278	(5)
Mortgage-backed securities:
Residential mortgage-backed agency	94	(1)	1	-	95	(1)
Residential mortgage-backed non-agency	3	-	1	-	4	-
Commercial mortgage-backed	2	-	-	-	2	-
Asset-backed securities:
Collateralized debt obligations	60	-	29	-	89	-
Other asset-backed	72	(1)	-	-	72	(1)

Total AFS investments	$676	$(8)	$55	$(1)	$731	$(9)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

Gross unrealized losses on AFS investments increased as of March 31, 2022 compared with December 31, 2021 primarily due to higher interest rates and widening credit spreads.
With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of March 31, 2022 and December 31, 2021 was 12 and 11 years, respectively. As of March 31, 2022 and December 31, 2021, there were 93 and 36 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 75 and 7 securities, respectively, were below book value by more than 5%.
The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of March 31, 2022:

	AFS Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	50	$84	$75
> 15% to 25%	21	11	9
> 25% to 50%	2	2	2
> 50%	2	-	-

Total	75	$97	$86

Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value. As of March 31, 2022, the Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of March 31, 2022 that would require the sale of impaired securities.
Credit Losses on Investments
The Company’s fixed-maturity securities for which fair value is less than amortized cost are reviewed quarterly in order to determine whether a credit loss exists. If the Company determines that the declines in the fair value are related to credit loss, the Company will establish an allowance for credit losses and recognize the credit component through earnings. Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 for a discussion of the Company’s policy for its determination of credit losses. The Company did not purchase any credit-deteriorated assets for the three months ended March 31, 2022 and 2021.
Allowance for Credit Losses Rollforward
The following table presents the rollforward of allowance for credit losses on AFS investments for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
In millions	Balance as of December 31, 2021	Additions not previously recorded	Additions arising from PCD Assets	Reductions from Securities Sold	Reductions- Intent to sell or MLTN	Change in Allowance Previously Recorded	Write Offs	Recoveries	Balance as of March 31, 2022
AFS Investments
Fixed-maturity investments:
Corporate obligations	$-	$3	$-	$-	$-	$-	$-	$-	$3

Total Allowance on AFS investments	$-	$3	$-	$-	$-	$-	$-	$-	$3

The additions to credit losses for the three months ended March 31, 2022 were related to concerns on an issuer’s credit deterioration as a result of the Ukraine and Russia conflict.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

The Company does not recognize credit losses on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of March 31, 2022 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company. The Company did not hold any securities in an unrealized loss position that were insured by a third-party financial guarantor as of March 31, 2022.

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (1)
Mortgage-backed	$18	$-	$18
Corporate obligations	11	-	-

Total	$29	$-	$18

(1) -
Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured and are discounted using a discount rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract and may differ from the fair value.

Sales of
Available-for-Sale
Investments
Gross realized gains and losses from sales of AFS investments are recorded within “Net realized investment gains (losses)” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
In millions	2022	2021
Proceeds from sales	$106	$178
Gross realized gains	$-	$4
Gross realized losses	$(3)	$(5)
Equity and Trading Investments
Unrealized gains and losses recognized on equity and trading investments held as of the end of each period for the three months ended March 31, 2022 and 2021 are as follows:

In millions	Three Months Ended March 31,
	2022	2021

Net gains and (losses) recognized during the period on equity and trading securities	$(10)	$2
Less:
Net gains and (losses) recognized during the period on equity and trading securities sold during the period	1	-

Unrealized gains and (losses) recognized during the period on equity and trading securities still held at the reporting date	$(11)	$2

Note 8: Derivative Instruments

The Company has primarily entered into derivative instruments consisting of interest rate swaps to manage the risks associated with fluctuations in interest rates affecting the value of certain assets in the corporate segment. Additionally, the Company has insured interest rate swaps and inflation-linked swaps related to its insured debt issuances in the U.S. public finance insurance and the international and structured finance insurance segments. These derivatives do not qualify for the financial guarantee scope exception and are accounted for as derivative instruments. The Company’s international and structured finance insurance segment consolidated a VIE which is party to a cross currency swap, entered into to manage the variability in cash flows resulting from fluctuations in foreign currency rates.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 8: Derivative Instruments (continued)

Credit Derivatives Sold
The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of March 31, 2022 and December 31, 2021. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s Investor Services (“Moody’s”), Standard & Poor’s Financial Services, LLC (“S&P”) or MBIA.

$ in millions	As of March 31, 2022
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured swaps	14.0 Years	$-	$59	$1,122	$292	$-	$1,473	$(1)
Total fair value		$-	$-	$(1)	$-	$-		$(1)

$ in millions	As of December 31, 2021
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured swaps	14.1 Years	$-	$61	$1,136	$292	$-	$1,489	$(1)

Total fair value		$-	$-	$(1)	$-	$-		$(1)

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
Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of March 31, 2022 and December 31, 2021, the Company did not hold or post cash collateral to derivative counterparties.
As of March 31, 2022 and December 31, 2021, the Company had securities with a fair value of $124 million and $159 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale,
at fair value” on the Company’s consolidated balance
sheets.
As of March 31, 2022 the fair value on one Credit Support Annex (“CSA”) was immaterial. As of December 31, 2021, the fair value on one Credit Support Annex (“CSA”) was $1 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of March 31, 2022 and December 31, 2021, the counterparty was rated Aa3 by Moody’s and A+ by S&P.

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
The following tables present the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of March 31, 2022 and December 31, 2021:

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:

Insured swaps	$1,473	Other assets	$-	Derivative liabilities	$(1)
Interest rate swaps	384	Other assets	-	Derivative liabilities	(98)
Interest rate swaps-embedded	203	Medium-term notes	-	Medium-term notes	(6)
Currency swaps-VIE	49	Other assets-VIE	9	Derivative liabilities-VIE	-

Total non-designated derivatives	$2,109		$9		$(105)

(1) -
In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured swaps	$1,489	Other assets	$-	Derivative liabilities	$(1)
Interest rate swaps	399	Other assets	1	Derivative liabilities	(130)
Interest rate swaps-embedded	206	Medium-term notes	-	Medium-term notes	(9)
Currency swaps-VIE	50	Other assets-VIE	9	Derivative liabilities-VIE	-

Total non-designated derivatives	$2,144		$10		$(140)

(1) -
In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2022 and 2021:

In millions
Derivatives Not Designated as		Three Months Ended March 31,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2022	2021
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$30	$35
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	-	2

Total		$30	$37

Note 9: Income Taxes
The

Company’s income taxes and the related effective tax rates for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
In millions	2022	2021
Income (loss) before income taxes	$(73)	$(106)
Provision (benefit) for income taxes	$-	$-
Effective tax rate	0.0%	0.0%

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 9: Income Taxes (continued)
For the three months ended March 31, 2022 and 2021, the Company’s effective tax rate applied to its loss before income taxes was lower than the U.S. statutory tax rate due to the full valuation allowance on the changes in its net deferred tax asset.
Deferred Tax Asset, Net of Valuation Allowance
The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax
income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $1.1 billion as of March 31, 2022 and December 31, 2021. The Company will continue to analyze the valuation allowance on a quarterly basis.
Net operating losses (“NOLs”) of
property and casualty insurance companies are permitted to be carried back two years and carried forward 20 years. NOLs of property and casualty insurance companies are not subject to the 80 percent taxable income limitation and indefinite lived carryforward period required by the Tax Cuts and Jobs Act applicable to general corporate NOLs.
Accounting for Uncertainty in Income Taxes
The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of March 31, 2022 and December 31, 2021, the Company had no UTB.
Federal income tax returns through 2011 have been examined or surveyed. As of March 31, 2022, the Company’s NOL is approximately $3.7 billion. NOLs generated prior to tax reform and property and casualty NOLs generated after tax reform will expire between tax years 2031 through 2042. As of March 31, 2022, the Company has a foreign tax credit carryforward of $58 million, which will expire between tax years 2022 through 2032.
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
Corporate
The Company’s corporate segment consists of general corporate activities, including providing support services to MBIA Inc.’s subsidiaries as well as asset and capital management. Support services are provided by the Company’s service company, MBIA Services, and include, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service
basis. Capital management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiary, MBIA Global Funding, LLC (“GFL”). MBIA Inc. issued debt to finance the operations of the MBIA group. GFL raised funds through the issuance of MTNs with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. MBIA Inc. also provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. The Company has ceased issuing new MTNs and investment agreements and the outstanding liability balances and corresponding asset balances have declined over time as liabilities matured, terminated or were called or repurchased. All of the debt within the corporate segment is managed collectively and is serviced by available liquidity.
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
Subsequent to March 31, 2022, the debt obligations affiliated with MZ Funding LLC were repaid in full.
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

3
2

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 10: Business Segments (continued)

Segments Results
The following tables provide the Company’s segment results for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated

Revenues (1)	$20	$2	$5	$-		$27
Net gains (losses) on financial instruments at fair value and foreign exchange	(16)	39	(6)	-		17
Revenues of consolidated VIEs	-	-	(4)	-		(4)
Inter-segment revenues (2)	8	17	3	(28)		-

Total revenues	12	58	(2)	(28)		40
Losses and loss adjustment	87	-	(38)	-		49
Amortization of deferred acquisition costs and operating	3	15	3	-		21
Interest	-	14	27	-		41
Expenses of consolidated VIEs	-	-	2	-		2
Inter-segment expenses (2)	13	6	9	(28)		-

Total expenses	103	35	3	(28)		113

Income (loss) before income taxes	$(91)	$23	$(5)	$-		$(73)

Identifiable assets	$3,196	$798	$1,877	$(1,428	) (3)	$4,443

(1) -	Consists of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).
(2) -	Primarily represents intercompany service charges and intercompany net investment income and expenses.
(3) -	Consists principally of intercompany reinsurance balances.

	Three Months Ended March 31, 2021
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations	Consolidated

Revenues (1)	$22	$5	$7	$-	$34
Net gains (losses) on financial instruments at fair value and foreign exchange	(2)	55	(1)	-	52
Revenues of consolidated VIEs	-	-	(14)	-	(14)
Inter-segment revenues (2)	8	18	4	(30)	-

Total revenues	28	78	(4)	(30)	72
Losses and loss adjustment	109	-	(11)	-	98
Amortization of deferred acquisition costs and operating	4	21	3	-	28
Interest	-	14	27	-	41
Expenses of consolidated VIEs	-	-	11	-	11
Inter-segment expenses (2)	14	6	10	(30)	-

Total expenses	127	41	40	(30)	178

Income (loss) before income taxes	$(99)	$37	$(44)	$-	$(106)

(1) -	Consists of net premiums earned, net investment income, net realized investment gains (losses) and fees and reimbursements.
(2) -	Primarily represents intercompany service charges and intercompany net investment income and expense.
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

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
In millions except per share amounts	2022	2021
Basic earnings per share:
Net income (loss) available to common shareholders	$(73)	$(106)
Basic weighted average shares (1)	49.6	49.3

Net income (loss) per basic common share	$(1.48)	$(2.16)

Diluted earnings per share:
Net income (loss) available to common shareholders	$(73)	$(106)
Diluted weighted average shares (1)	49.6	49.3

Net income (loss) per diluted common share	$(1.48)	$(2.16)

Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	5.1	5.0

(1) -
 Includes 0.9 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for each of the three months ended March 31, 2022 and 2021, respectively.

Note 12: Accumulated Other Comprehensive Income
The following table presents the changes in the components of AOCI for the three months ended March 31, 2022 and 2021:

	Unrealized		Instrument-Specific
	Gains (Losses)		Credit Risk of
	on AFS	Foreign Currency	Liabilities Measured
In millions	Securities, Net	Translation, Net	at Fair Value, Net	Total
Balance, December 31, 2021	$138	$(6)	$(32)	$100
Other comprehensive income (loss) before reclassifications	(171)	-	(14)	(185)
Amounts reclassified from AOCI	-	-	3	3

Net period other comprehensive income (loss)	(171)	-	(11)	(182)

Balance, March 31, 2022	$(33)	$(6)	$(43)	$(82)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 12: Accumulated Other Comprehensive Income (continued)

The following table presents the details of the reclassifications from AOCI for the three months ended March 31, 2022 and 2021:

In millions	Amounts Reclassified from AOCI
	Three Months Ended March 31,
Details about AOCI Components	2022	2021	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$-	$5	Net realized investment gains (losses)

Total unrealized gains (losses) on AFS securities
Instrument-specific credit risk of liabilities:	-	5
Settlement of liabilities	(3)	(20)	Net gains (losses) on financial instruments at fair value and foreign exchange

Total reclassifications for the period	$(3)	$(15)	Net income (loss)

Note 13: Commitments and Contingencies
The following commitments and contingencies provide an update of those discussed in “Note 19: Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, and should be read in conjunction with the complete descriptions provided in the aforementioned Form
10-K.
Litigation
Tilton et al. v. MBIA Inc. et al.,
Adversary Case
No. 19-50390
(KBO) (Bankr. Del.)
On October 1, 2019, Lynn Tilton and certain affiliated entities commenced an adversary proceeding in the Zohar Funds Bankruptcy Cases against MBIA Inc., MBIA Corp. and other Zohar Funds creditor seeking the equitable subordination of those creditors’ claims with respect to the Zohar Funds. Plaintiffs claimed they were entitled to relief due to inequitable and unfair conduct by defendants. Plaintiffs filed an amended complaint on January 6, 2022. Defendants motion to dismiss the amended complaint was granted on March 25, 2022. Plaintiffs have appealed the decision.
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
MBIA Insurance Corp. v. Tilton et al.,
Adversary Case
No. 20-50776
(KBO) (Bankr. Del.)
On July 30, 2020, MBIA Corp. commenced an adversary proceeding in the Zohar Funds Bankruptcy Cases against Lynn Tilton and certain affiliated entities seeking damages incurred by MBIA Corp. in connection with insurance policies it issued on senior notes issued by Zohar I and Zohar II. On July 23, 2021, the court denied in part and granted in part Tilton’s and her affiliated defendants’ motion to dismiss the complaint. The court denied defendants’ motion with respect to MBIA’s claims for breach of contract, tortious interference, unjust enrichment, and malicious prosecution of claims commenced by Tilton in Delaware. On February 1, 2022, MBIA filed an Amended Complaint consistent with the court’s rulings on defendants’ motion to dismiss and related filings. Defendants filed their Answer to the Amended Complaint on April 13,
2022.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 13: Commitments and Contingencies (continued)

The Financial Oversight and Management Board for Puerto Rico, as representative of The Puerto Rico Electric Power Authority, et al., Case No. 17 BK
4780-LTS
(
D.P.R. July 19, 2017) (Swain, J.)
On July 18, 2017, National, together with other PREPA bondholders, asked the court overseeing PREPA’s Title III proceeding to lift the automatic stay, and permit bondholders to seek appointment of a receiver to oversee PREPA. On September 14, 2017, the court held that PROMESA barred relief from the stay. The bondholders appealed the decision to the First Circuit. On August 8, 2018, the First Circuit issued an order reversing the Court’s decision on jurisdictional grounds and remanding the motion. On October 3, 2018, National, together with other monolines filed an updated motion for relief from the automatic stay to allow Movants to exercise their statutory right to have a receiver appointed at PREPA. The Oversight Board filed a motion to dismiss the receiver motion. These motions had been stayed but following the termination of the RSA on March 8, 2022 and pursuant to Judge Swain’s April 8, 2022 order, this proceeding is no longer stayed subject to Judge Swain’s pending status report request to the Oversight Board on June 1, 2022.
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
Pursuant to the RSA, the Oversight Board filed a Rule 9019 motion with the Title III court in May of 2019 seeking approval of the RSA. The RSA requires, upon entry of the order approving the Settlement Motion, that Movants will withdraw the Receiver Motion, and the Ad Hoc Group will support such withdrawal. As contemplated by the RSA, on July 1, 2019, the Oversight Board and AAFAF also filed an adversary complaint against the Trustee for the PREPA Bonds, challenging the validity of the liens arising under the Trust Agreement that secure insured obligations of National. On March 8, 2022, the RSA was terminated and, pursuant to the Court’s April 8 order, this action is no longer stayed subject to Judge Swain’s pending status report request to the Oversight Board on June 1, 2022.
Cortland Capital Market Services LLC, et al. v. The Financial Oversight and Management Board for Puerto Rico et al.,
Case
No. 19-00396
(D.P.R. July 9, 2019) (Swain, J.)
On July 9, 2019, the “Fuel Line Lenders,” parties who extended approximately $700 million to PREPA beginning in 2012 to fund fuel purchases, filed an adversary complaint against the Oversight Board, PREPA, AAFAF, and the Trustee for the PREPA Bonds, alleging that they are entitled to be paid in full before National and other bondholders have any lien on or recourse to PREPA’s assets, including pursuant to the RSA. On September 30, 2019, the Fuel Line Lenders filed an amended complaint which added National, Assured, Syncora, and the Ad Hoc Group as defendants. Defendants moved to dismiss the Fuel Line Lenders’ adversary complaint on November 11, 2019. The Fuel Line Lenders filed their opposition to the motion to dismiss on December 5, 2019. Defendants’ reply in support of the motion to dismiss was filed February 3, 2020. The hearing on the motion to dismiss was adjourned until the Court determines when the 9019 Settlement Motion, but following the termination of the RSA on March 8, 2022, will
return to the active

calendar.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 13: Commitments and Contingencies (continued)

National Public Finance Guarantee Corporation et al. v. UBS Financial Services, Inc. et al.,
No. SJ2019CV07932 (Superior Court San Juan)
On August 8, 2019, National and MBIA Corp. filed suit in the Court of First Instance in San Juan, Puerto Rico against UBS Financial Services, Inc., UBS Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Merrill Lynch, Fenner & Smith Inc., RBC Capital Markets LLC, and Santander Securities LLC, bringing two claims under Puerto Rico law: doctrina de actos propios (the doctrine of one’s own acts) and unilateral declaration of will. These claims concern the insurance by National of bonds issued by the Commonwealth of Puerto Rico and its instrumentalities that were underwritten by these defendants. National alleges that, when the defendants solicited bond insurance, they represented through their acts that they would investigate certain information they provided to National and that they had a reasonable basis to believe that information was true and complete. National further alleges that the defendants did not perform such investigations and that key information was untrue or incomplete. National seeks damages to be proven at trial. On September 16, 2020, Defendants filed a motion to dismiss the complaint. National filed its objection to that motion on October 7, 2020, and briefing concluded on November 30, 2020. On June 2, 2021, the Superior Court denied Defendants’ motion to dismiss. Defendants appealed but filed an answer to the complaint on July 15, 2021. On December 17, 2021, the Commonwealth of Puerto Rico Court of Appeals issued a judgment reversing the Superior Court’s decision on the motion to dismiss. On January 4, 2022, National filed with the Court of Appeals a motion for reconsideration of its judgment concerning the motion to dismiss. On February 17, 2022, the Court of Appeals issued an order denying National’s motion for reconsideration. On March 23, 2022, National filed a Petition for Certiorari to the Supreme Court of the Commonwealth of Puerto Rico. On April 3, 2022, Defendants filed their response to National’s Petition for Certiorari.
Complaint Objecting to Defendants’ Claims and Seeking Related Relief,
Case No.
17-03283-LTS
(D.P.R. January 16, 2020) (Swain J.)
On January 16, 2020, the Oversight Board filed an adversary complaint against National, Ambac, Assured Guaranty, Assured Guaranty Municipal Corp., Financial Guaranty Insurance Company, Peaje Investments LLC and the Bank of New York Mellon as fiscal agent. The Oversight Board challenges the claims and validity of the liens asserted against the Commonwealth by holders of HTA bonds. The complaint contains 201 counts against the bondholder parties objecting to proofs of claim and security interests asserted regarding the Commonwealth’s retention of certain revenues previously assigned to HTA. This matter is currently stayed but the Court permitted the Oversight Board to file certain limited cross motions on April 28, 2020. The cross motions for summary judgment were filed on July 16, 2020. On September 23, 2020, the Court heard argument on the limited cross motions for summary judgment, which remain pending. On January 20, 2021, the Court issued an order deferring the adjudication of the summary judgment motions so that defendant monolines can seek limited discovery from the Oversight Board on all documents related to the collection and flow of Excise Taxes and pledged revenue into and out of its accounts, among other things. On April 6, 2021, the Oversight Board filed a motion to lift the litigation stay for the limited purpose of filing further summary judgment motions that would dispose of substantially all of the remaining claims challenged in this complaint. The hearing on this motion was held April 28, 2021, and the motion was denied. As part of the GO PSA and HTA PSA, National has agreed to stay its participation in this litigation subject to the effective date of the HTA Plan.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 13: Commitments and Contingencies (continued)

Lease Commitments
The Company has a lease agreement for its headquarters in Purchase, New York. The initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense is recognized on a straight-line basis. The following table provides information about the Company’s leases as of March 31, 2022:

$ in millions	As of March 31, 2022	Balance Sheet Location
Right-of-use asset	$18	Other assets
Lease liability	$18	Other liabilities
Weighted average remaining lease term (years)	7.4
Discount rate used for operating leases	7.5%
Total future minimum lease payments	$25

3
8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of MBIA Inc. should be read in conjunction with the other sections of our Annual Report on Form
10-K
for the year ended December 31, 2021 and the consolidated financial statements and notes thereto included in this Form
10-Q.
In addition, this discussion and analysis of financial condition and results of operations includes statements of the opinion of MBIA Inc.’s management which may be forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Refer to “Risk Factors” in Part II, Item 1A and “Forward-Looking and Cautionary Statements” and “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form
10-K
for the year ended December 31, 2021 for a further discussion of risks and uncertainties.
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
COVID-19
and the Economic Environment
While the novel coronavirus
COVID-19
(“COVID-19”)
pandemic has not had an adverse material impact on our business and financial condition, the current and longer-term impacts of
COVID-19
remain uncertain. The existence or extent of any impact on our insured or investment portfolios, or general business operations, will depend on future developments which are highly uncertain, including but not limited to the future severity of the pandemic, and the effectiveness of financial and regulatory actions taken at the state and federal levels to contain or address its impact. Refer to “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form
10-K
for the year ended December 31, 2021 for a discussion of risks and uncertainties concerning
COVID-19.
During the first quarter of 2022, the U.S. economic activity and employment have continued to strengthen with strong job gains and a declining unemployment rate. Inflation remains elevated with supply and demand issues related to
COVID-19
and higher energy prices, and the overall uncertainty of the impact on the U.S. economy related to the Ukraine and Russia conflict. With the Federal Open Market Committee (“FOMC”) seeking to achieve maximum employment and 2% inflation, the FOMC increased its target for the federal funds rate by 25 basis points in the first quarter of 2022. Economic and financial market trends could impact the Company’s financial results. Economic improvement at the state and local level strengthens the credit quality of the issuers of our insured municipal bonds, improves the performance of our insured U.S. public finance portfolio and could reduce the amount of National’s potential incurred losses. In addition, higher projected interest rates could yield increased returns on our Company’s investment portfolio. Alternatively, higher energy prices could have an adverse impact on certain sales taxes to the extent consumer spending decreases as a result. Some states and municipalities may experience a decrease in revenues if their economies are reliant on the oil and gas industries.
We do not insure any sovereign or
sub-sovereign
debt of Russia or Ukraine. Additionally, we have an immaterial amount of direct or indirect Russian or Ukraine debt holdings in our investment portfolios and have recorded credit losses and unrealized losses on these investments in the first quarter of 2022. Refer to the following “Results of Operations - U.S. Public Finance Insurance Segment” section for additional information on these credit losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW (continued)

2022 Business Developments
The following is a summary of 2022 business developments:
Puerto Rico (Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures)

•
On February 22, 2021, National agreed to join a plan support agreement, dated as of February 22, 2021 (the “GO PSA”), among the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), certain holders of Puerto Rico Commonwealth GO (“GO”) Bonds and Puerto Rico Public Buildings Authority (“PBA”) bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp, and Syncora Guarantee Inc. in connection with the Puerto Rico Commonwealth GO (“GO”) and PBA Title III cases. The GO PSA was effective and implemented on March 15, 2022 and among other things, National received cash, including certain fees, newly issued General Obligation bonds (“GO Bonds”) and a contingent value instrument (“CVI”) totaling approximately $1.0 billion. Subsequent to the GO PSA implementation, National made $277 million of acceleration and commutation payments pursuant to the GO PSA. Accordingly, National’s GO and PBA gross par outstanding and debt service outstanding have been reduced to zero from approximately $380 million and $495 million, respectively.

•
On January 1, 2022, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $47 million. As of March 31, 2022, National had $2.1 billion of debt service outstanding related to Puerto Rico.

•
In January of 2022, National sold an additional $231 million of Puerto Rico Electric Power Authority (“PREPA”) bankruptcy claims related to insurance claims paid on matured National-insured PREPA bonds. As of March 31, 2022, National has sold approximately 35% of National’s par claims to PREPA. These sales monetized a portion of National’s salvage asset and reduced potential volatility and ongoing risk of remediation around the PREPA credit. Currently, National does not have a material amount of additional par claims to PREPA that have matured and can be sold.

•
On March 8, 2022, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) and PREPA terminated the RSA under a provision permitting termination if an order approving the RSA had not been entered by September 30, 2019. On April 8, 2022, the Court appointed a new panel of judges to commence mediation among the Oversight Board, the Ad Hoc creditor group as holders of PREPA Senior Bonds, Assured, National and Syncora (the “April 8 Order”). The April 8 Order provides that mediation will terminate on June 1, 2022 unless the mediation team extends the time to July 1, 2022. The April 8 Order further provides that nothing therein acts as a stay of any pending adversary proceedings or contested matters in the PREPA case, subject to the Court’s pending request to the Oversight Board for a status report by June 1, 2022.

•
On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain clawback claims and providing for a distribution of cash, bonds and a contingent value instrument to Puerto Rico Highway and Transportation Authority (“HTA”) bondholders subject to completing negotiations on a plan support agreement in respect of an HTA plan of adjustment (the “HTA PSA”). On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA. On May 2, 2022, the Oversight Board filed the Title III Plan of Adjustment for the Puerto Rico Highways and Transportation Authority (the “HTA Plan”), together with the Disclosure Statement and supporting documents. National expects to receive during the second quarter of 2022 its allocable portion of cash and CVI relating to HTA, which aggregate amounts to be distributed to bondholders totals approximately $264 million and $2.2 billion, respectively. In addition, National shall receive its allocable portion of approximately $1.2 billion of newly issued HTA bonds (or cash equivalent) following the effective date of the HTA Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Summary of Consolidated Results
The following table presents a summary of our consolidated financial results for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
In millions except for per share, percentage and share amounts	2022	2021
Total revenues	$40	$72
Total expenses	113	178

Income (loss) before income taxes	(73)	(106)
Provision (benefit) for income taxes	-	-

Net income (loss)	$(73)	$(106)

Net income (loss) per basic and diluted common share	$(1.48)	$(2.16)
Effective tax rate	0.0%	0.0%
Adjusted net income (loss) (1)	$(96)	$(116)
Adjusted net income (loss) per diluted share (1)	$(1.94)	$(2.36)
Weighted average basic and diluted common shares outstanding	49,631,448	49,258,110

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

Income (loss) Before Income Taxes
Consolidated total revenues decreased for the three months ended March 31, 2022 compared with the same period of 2021 principally due to unfavorable fair value changes on investments, smaller fair value gains on interest rate swaps, and smaller gains from changes in foreign exchange rates. For the three months ended March 31, 2022, fair value losses on investments was $20 million and fair value gains on interest rate swaps was $34 million. For the three months ended March 31, 2021, fair value gains or losses on investments was not material and fair value gains on interest rate swaps was $39 million. The fair value losses on investments were principally due to increased interest rates and wider credit spreads. The lower fair value gains on our interest rate swaps were largely driven by a smaller increase in interest rates on the long-term yield curve compared to the three months ended March 31, 2021. Foreign exchange gains for the three months ended March 31, 2022 on Euro-denominated liabilities were $5 million compared with gains of $17 million for the same period of 2021. For the three months ended March 31, 2022 and 2021, these gains were driven by the strengthening of the U.S. dollar against the euro.
Consolidated total expenses for the three months ended March 31, 2022 included $49 million of losses and loss adjustment expense (“LAE”) compared with $98 million for the same period of 2021. This decrease in losses and LAE was primarily due to decreases in losses incurred on collateralized debt obligations (“CDOs”) and a net decrease in losses on certain Puerto Rico credits. Refer to the following “Loss and Loss Adjustment Expenses” sections of the U.S. Public Finance Insurance and International and Structured Finance Insurance segments for additional information on our losses and LAE. In addition, interest expense of consolidated variable interest entities (“VIEs”) decreased for the three months ended March 31, 2022 compared with the same period of 2021 due to the repayment of the outstanding insured senior notes of MBIA Corp.’s financing facility between MZ Funding LLC (“MZ Funding”) and certain purchasers (“Refinanced Facility”) during 2021.
Provision for Income Taxes
For the three months ended March 31, 2022 and 2021, our effective tax rate applied to our loss before income taxes was 0% compared with the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset, which includes our net operating loss (“NOL”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

As of March 31, 2022 and December 31, 2021, the Company’s valuation allowance against its net deferred tax asset was $1.1 billion. Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National. Accordingly, the Company will continue to re-evaluate
its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future. Refer to “Note 9: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
In millions except share and per share amounts	2022	2021
Net income (loss)	$(73)	$(106)
Less: adjusted net income (loss) adjustments:
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(5)	(44)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments (1)	24	38
Foreign exchange gains (losses) (1)	6	17
Net realized investment gains (losses)	(2)	(1)
Adjusted net income adjustment to the (provision) benefit for income tax	-	-

Adjusted net income (loss)	$(96)	$(116)

Adjusted net income (loss) per diluted common share (2)	(1.94)	(2.36)

(1) - Reported	within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.
(2) - Adjusted	net income (loss) per diluted common share is calculated by taking adjusted net income (loss) divided by the GAAP weighted average number of diluted common shares outstanding.
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
The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

	As of March 31,	As of December 31,
In millions except share and per share amounts	2022	2021
Total shareholders’ equity of MBIA Inc.	$(565)	$(313)
Common shares outstanding	54,857,000	54,556,112
GAAP book value per share	$(10.29)	$(5.73)
Management’s adjustments described above:
Remove negative book value per share of MBIA Corp.	(36.16)	(35.94)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	(0.80)	2.02
Include net unearned premium revenue in excess of expected losses	3.39	3.58
U.S. Public Finance Insurance Segment
Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt
and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of March 31, 2022, National had total insured gross par outstanding of $35.2 billion.
National continues to monitor and remediate its existing insured portfolio and may also pursue strategic alternatives that could enhance shareholder value. Some state and local governments and territory obligors that National insures are experiencing financial and budgetary stress which could lead to an increase in defaults by such entities on the payment of their obligations and, while such has not yet occurred materially, losses or impairments on a greater number of the Company’s insured transactions. In particular, Puerto Rico had been experiencing significant fiscal stress and constrained liquidity, and in response, Congress passed PROMESA, which established the Oversight Board vested with the sole power to certify fiscal plans for Puerto Rico. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of stress affecting our insured credits remains uncertain.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Percent
In millions	2022	2021	Change
Net premiums earned	$13	$17	-24%
Net investment income	17	14	21%
Net realized investment gains (losses)	(1)	(1)	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	(16)	(2)	n/m
Fees and reimbursements	2	-	n/m
Other net realized gains (losses)	(3)	-	n/m

Total revenues	12	28	-57%

Losses and loss adjustment	87	109	-20%
Amortization of deferred acquisition costs	3	4	-25%
Operating	13	14	-7%

Total expenses	103	127	-19%

Income (loss) before income taxes	$(91)	$(99)	-8%

n/m - Percent change not meaningful.
NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. Refunding activity can vary significantly from period to period based on issuer refinancing behavior. For the three months ended March 31, 2022 and 2021, scheduled premiums earned were $8 million and $10 million, respectively, and refunded premiums earned were $5 million and $7 million, respectively.
NET INVESTMENT INCOME The increase in net investment income for the three months ended March 31, 2022 compared with the same period of 2021 was primarily due to a higher average invested asset base resulting from sales of the PREPA bankruptcy claims and receipt of the cash and bonds from the GO PSA.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE For the three months ended March 31, 2022, net losses on financial instruments at fair value and foreign exchange were driven by fair value losses on investments for which the fair value option was elected and investments designated as trading. The losses on the fair value option investments were driven by increases in interest rates and widening of credit spreads during the first quarter of 2022. The losses on the trading investments were driven by mark-to-market
changes on the CVI after the distribution from the GO PSA.
OTHER NET REALIZED GAINS (LOSSES) For the three months ended March 31, 2022, other net realized losses was primarily related to credit losses on investments as a result of the Ukraine and Russia conflict.
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
For the three months ended March 31, 2022, loss and LAE incurred primarily related to changes in our estimate of expected recoveries on National’s PREPA exposure. PREPA loss reserves and recoveries include certain assumptions about the timing and amount of claims payments and recoveries, including assumptions about the values of recoveries on the date we expect to receive reimbursement under an implemented RSA. During the first quarter of 2022, we updated assumptions used to estimate the value of recoveries, the timing and amount of claim payments, as well as the timing of an implemented plan. These assumption changes resulted in a decrease in our estimated present value of PREPA recoveries. Loss and LAE incurred during the quarter related to PREPA was partially offset by benefits related to Puerto Rico HTA and GO recoveries. During the first quarter of 2022, we increased the estimated values of recoveries expected to be received as part of the HTA restructuring to reflect updated information about potential values when received, including considering the current fair values of similar recently issued GO securities. In addition, we recorded a benefit on our GO recoveries to reflect the fair values of the consideration received as of the acquisition date, which was higher than our previous estimate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

For the three months ended March 31, 2021, loss and LAE incurred reflected changes in assumptions within our HTA loss scenarios and an increase in the risk-free rates used to discount the value of long-dated future recoveries on all Puerto Rico exposures, which caused the present value of the recoveries to decline. These losses were partially offset by a benefit driven by a change in certain assumptions related to the Puerto Rico GO restructuring.
The following table presents information about our U.S. public finance insurance loss recoverable asset and loss and LAE reserves liabilities as of March 31, 2022 and December 31, 2021:

In millions	March 31, 2022	December 31, 2021	Percent Change
Assets:
Insurance loss recoverable	$128	$1,054	-88%
Reinsurance recoverable on paid and unpaid losses (1)	10	3	n/	m
Liabilities:
Loss and LAE reserves	460	425	8%
Insurance loss recoverable - ceded (2)	3	55	-95%

Net reserve (salvage)	$325	$(577)	n/	m

(1) - Reported within “Other assets” on our consolidated balance sheets.
(2) - Reported within “Other liabilities” on our consolidated balance sheets.
The insurance loss recoverable as of March 31, 2022 decreased compared with December 31, 2021 primarily due to the receipt of recoveries pursuant to the implemented GO PSA whereby National received cash, GO Bonds, and a CVI. In addition, the insurance loss recoverable declined due to the sale of PREPA bankruptcy claims and due to changes in assumptions related to the value of the remaining PREPA recoveries on paid claims. Loss and LAE reserves as of March 31, 2022 increased compared with December 31, 2021 primarily due to a decrease in PREPA recoveries on claims not yet paid, which are netted in loss and LAE reserves. The increase in PREPA net loss reserves was partially offset by an increase in the estimated value of recoveries related to the HTA restructuring, which is also netted in loss and LAE reserves, claims payments related to the acceleration and commutation of GO exposure, and scheduled claim payments on Puerto Rico exposures during the three months ended March 31, 2022.
POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three months ended March 31, 2022 and 2021 are presented in the following table:

	Three Months Ended March 31,		Percent
In millions	2022	2021	Change
Gross expenses	$13	$15	-13%

Amortization of deferred acquisition costs	$3	$4	-25%
Operating	13	14	-7%

Total insurance operating expenses	$16	$18	-11%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Operating expenses decreased for the three months ended March 31, 2022 compared with the same period of 2021 primarily due to a decrease in legal costs.
When an insured obligation refunds, we accelerate to expense any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during 2022 or 2021 as we did not write any new insurance business in those years.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of March 31, 2022 and December 31, 2021. Capital appreciation bonds (“CABs”) are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	March 31, 2022		December 31, 2021
Rating	Amount	%	Amount	%
AAA	$1,614	4.6%	$1,682	4.6%
AA	14,559	41.4%	14,874	40.8%
A	10,167	28.9%	10,439	28.6%
BBB	5,968	17.0%	6,187	17.0%
Below investment grade	2,870	8.1%	3,269	9.0%

Total	$35,178	100.0%	$36,451	100.0%

U.S. Public Finance Insurance Puerto Rico Exposures
The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of March 31, 2022:

In millions	Gross Par Outstanding		Debt Service Outstanding	National Internal Rating
Puerto Rico Electric Power Authority (PREPA)	$809		$1,063	d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	523		842	d
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue (PRHTA)	27		33	d
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	39	(1)	57	d
University of Puerto Rico System Revenue	70		90	d
Inter American University of Puerto Rico Inc.	17		21	a3

Total	$1,485		$2,106

(1) - Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy. As of March 31, 2022, gross par outstanding plus CABs accreted interest was $41 million.
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
On May 3, 2017, the Oversight Board certified and filed a petition under Title III of PROMESA for Puerto Rico with the District Court of Puerto Rico thereby commencing a bankruptcy-like case for the Commonwealth GO. Under separate petitions, the Oversight Board subsequently commenced Title III proceedings for COFINA, PRHTA, PREPA and PBA on May 5, 2017, May 21, 2017, July 2, 2017 and September 27, 2019, respectively. One of the proceedings was resolved on February 4, 2019, when the District of Puerto Rico entered the order confirming the Third Amended Title III Plan of Adjustment for COFINA. The Title III cases for the Commonwealth of Puerto Rico and PBA were confirmed on January 18, 2022, and became effective on March 15, 2022. There can be no assurance that the Title III proceedings for PREPA and PRHTA will be resolved with similar outcomes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $2.2 billion relating to GO bonds, PBA bonds, PREPA bonds and PRHTA bonds through March 31, 2022, inclusive of the commutation payment and the additional payment in the amount of $66 million on December 17, 2019 related to COFINA and the GO PSA acceleration and commutation payments of $277 million in March of 2022.
PREPA
National’s largest exposure to Puerto Rico, by gross par outstanding, is to PREPA.
On October 3, 2018, National, together with Assured Guaranty Corp., Assured Guaranty Municipal Corp., and Syncora Guarantee Inc. (collectively, “Movants”) filed a motion in the Title III case for PREPA for relief from the automatic stay to allow Movants to exercise their statutory right to have a receiver appointed at PREPA (the “Receiver Motion”). This motion was stayed pending a resolution of the 9019 Order approving the RSA, but is no longer stayed pursuant to the April 8 Order, discussed below.
On May 3, 2019, PREPA, the Oversight Board, AAFAF, the Ad Hoc Group of PREPA bondholders (the “Ad Hoc Group”), and Assured Guaranty Corp. and Assured Guaranty Municipal Corp. (“Assured”) entered into the a restructuring support agreement (“RSA”) which was amended on September 9, 2019 to include National and Syncora Guarantee, Inc. (“Syncora”) as supporting parties.
On March 8, 2022, AAFAF and PREPA terminated the RSA under a provision permitting termination if an order approving the RSA had not been entered by September 30, 2019. On April 8, 2022, the Court issued the April 8 Order which provides that mediation will terminate on June 1, 2022 unless the mediation team extends the time to July 1, 2022. The April 8 Order further provides that nothing therein acts as a stay of any pending adversary proceedings or contested matters in the PREPA case, subject to the Court’s pending request to the Oversight Board for a status report by June 1, 2022.
On July 1, 2019 the Oversight Board and AAFAF also filed an adversary complaint against the Trustee for the PREPA Bonds, challenging the validity of the liens arising under the Trust Agreement that secure insured obligations of National. The adversary proceeding was stayed but the April 8 Order dissolved the stay as to any pending adversary proceedings or contested matters, subject to the Court’s pending status report request to the Oversight Board on June 1, 2022.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain HTA clawback claims in the Commonwealth Title III case and providing for a distribution to HTA holders of cash, bonds and a CVI subject to completing negotiations on a plan support agreement in respect of the HTA PSA. On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA. On May 2, 2022, the Oversight Board filed the HTA Plan, together with the Disclosure Statement and supporting documents. National expects to receive during the second quarter of 2022 its allocable portion of cash and CVI relating to HTA, which aggregate amounts to be distributed to bondholders totals approximately $264 million and $2.2 billion, respectively. In addition, National shall receive its allocable portion of approximately $1.2 billion of newly issued HTA bonds (or cash equivalent) following the effective date of the HTA Plan.
Status of Puerto Rico’s Fiscal Plans
The Oversight Board certified fiscal plans for PREPA, the University of Puerto Rico (the “University”) and PRHTA on May 27, 2021. The Oversight Board also certified the fiscal year 2022 budgets for Commonwealth, PREPA, the University and PRHTA on June 27, 2021. In connection with the implementation of the Commonwealth and PRHTA plans of adjustments, the Oversight Board has commenced the process of approving revised Fiscal Plans for fiscal year 2023, which commences on July 1, 2022.
University of Puerto Rico
The University is not a debtor in Title III and continues to be current on its debt service payment. However, the University is subject to a standstill agreement with its senior bondholders, which has been extended to May 31, 2022. National is not a party to the standstill agreement.
The following table presents our scheduled gross debt service due on our Puerto Rico insured exposures for the nine months ending December 31, 2022, for each of the subsequent four years ending December 31 and thereafter:

In millions	Nine Months Ending December 31, 2022	2023	2024	2025	2026	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$119	$137	$137	$105	$57	$508	$1,063
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	13	36	33	36	35	689	842
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue (PRHTA)	8	1	1	1	1	21	33
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	2	4	2	2	2	45	57
University of Puerto Rico System Revenue	5	12	11	16	6	40	90
Inter American University of Puerto Rico Inc.	3	3	3	3	2	7	21

Total	$150	$193	$187	$163	$103	$1,310	$2,106

Corporate Segment
Our corporate segment consists of general corporate activities, including providing support services to MBIA Inc.’s subsidiaries and asset and capital management. Support services are provided by our service company, MBIA Services, and include, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service
basis. Capital management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiary, MBIA Global Funding, LLC (“GFL”). MBIA Inc. issued debt to finance the operations of the MBIA group. GFL raised funds through the issuance of medium-term notes (“MTNs”) with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. MBIA Inc. provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. The Company has ceased issuing new MTNs and investment agreements and the outstanding liability balances and corresponding asset balances have declined over time as liabilities matured, terminated or were called or repurchased. All of the debt within the corporate segment is managed collectively and is serviced by available liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table summarizes the consolidated results of our corporate segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Percent
In millions	2022	2021	Change
Net investment income	$6	$7	-14%
Net realized investment gains (losses)	(1)	-	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	39	55	-29%
Fees	14	16	-13%

Total revenues	58	78	-26%

Operating	16	22	-27%
Interest	19	19	-%

Total expenses	35	41	-15%

Income (loss) before income taxes	$23	$37	-38%

n/m - Percent change not meaningful.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The change in net gains (losses) on financial instruments at fair value and foreign exchange for the three months ended March 31, 2022 compared with same period of 2021 was primarily due to variances in foreign currency gains and net gains on interest rate swaps. The three months ended March 31, 2022 includes foreign currency gains of $5 million on Euro-denominated liabilities compared with foreign currency gains of $17 million on these liabilities as a result of the strengthening of the U.S. dollar. In addition, the three months ended March 31, 2022 includes fair value net gains of $34 million on interest rate swaps compared with fair value net gains of $39 million on these swaps for the same period of 2021 due to a smaller increase in interest rates.
OPERATING EXPENSE The change in operating expense for the three months ended March 31, 2022 compared with the same period of 2021 was primarily due to a decrease in compensation expense related to the Company’s deferred compensation plan.
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
MBIA Corp. insures sovereign-related and
sub-sovereign
bonds, privately issued bonds used for the financing of utilities, toll roads, bridges, airports, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from cash flows generated by a specified pool of assets, such as residential and commercial mortgages, structured settlements, consumer loans, and corporate loans and bonds. MBIA Insurance Corporation insures the investment agreements written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would be required to make such payments under its insurance policies. MBIA Insurance Corporation also insures debt obligations of other affiliates, including GFL, and MZ Funding. In addition, MBIA Corp. insures obligations under certain types of derivative contracts. MBIA Insurance Corporation provides 100% reinsurance to its subsidiary, MBIA Mexico S.A. de C.V. (“MBIA Mexico”). As of March 31, 2022, MBIA Corp.’s total insured gross par outstanding was $4.5 billion.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our international and structured finance insurance segment results for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Percent
In millions	2022	2021	Change
Net premiums earned	$4	$6	-33%
Net investment income	2	1	100%
Net realized investment gains (losses)	(1)	-	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(6)	(1)	n/m
Fees and reimbursements	3	4	-25%
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(4)	(14)	-71%

Total revenues	(2)	(4)	-50%

Losses and loss adjustment	(38)	(11)	n/m
Amortization of deferred acquisition costs	4	4	-%
Operating	6	7	-14%
Interest	28	27	4%
Expenses of consolidated VIEs:
Operating	2	2	-%
Interest	1	11	-91%

Total expenses	3	40	-93%

Income (loss) before income taxes	$(5)	$(44)	-89%

n/m - Percent change not meaningful.
NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The following table provides net premiums earned from our financial guarantee contracts for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Percent
In millions	2022	2021	Change
Net premiums earned:
Non-U.S.	$3	$5	-40%
U.S.	1	1	-%

Total net premiums earned	$4	$6	-33%

VIEs (eliminated in consolidation)	$-	$1	-100%
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable change for the three months ended March 31, 2022 compared with the same period of 2021 was primarily due to losses from foreign currency revaluations of loss reserves denominated in Unidad de Inversion, as a result of the weakening of U.S. dollar.
REVENUES OF CONSOLIDATED VIEs: The favorable change for the three months ended March 31, 2022 compared with the same period of 2021 was primarily due to lower losses in 2022 from CDO transactions. The net loss for the three months ended March 31, 2021 was primarily related to a release of an allowance for credit loss on a CDO VIE.
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
For the three months ended March 31, 2022 and 2021, the loss and LAE benefits primarily related to increases in the risk-free rates used to discount expected claim payments, which decreased the present value of net loss reserves, primarily on insured first-lien residential mortgage-backed securities (“RMBS”) transactions. For the three months ended March 31, 2021, the benefit was partially offset by a decline in expected salvage collections from insured CDOs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

As a result of the consolidation of VIEs, loss and LAE excludes losses and LAE benefits of $9 million and $16 million, for the three months ended March 31, 2022 and 2021, respectively, as VIE losses and LAE activity is eliminated in consolidation.
Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and loss and LAE reserves as of March 31, 2022 and December 31, 2021:

In millions	March 31, 2022	December 31, 2021	Percent Change
Assets:
Insurance loss recoverable	$238	$242	-2%
Reinsurance recoverable on paid and unpaid losses (1)	4	5	-20%
Liabilities:
Loss and LAE reserves	426	469	-9%

Net reserve (salvage)	$184	$222	-17%

(1) – Reported within “Other assets” on our consolidated balance sheets.
The insurance loss recoverable primarily relates to reimbursement rights arising from the payment of claims on MBIA Corp.’s policies insuring certain CDOs and RMBS. Such payments also entitle MBIA Corp. to exercise certain rights and remedies to seek recovery of its reimbursement entitlements. The decrease in the insurance loss recoverable from 2021 is due to an increase in risk-free rates used to discount future recoveries of paid claims, which lowered the present value of those recoveries, and the collection of RMBS recoveries. The decline in loss and LAE reserves from 2021 is primarily due to the increase in risk-free rates which caused the present value of case reserves, net of future recoveries, to decline.
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
POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three months ended March 31, 2022 and 2021 are presented in the following table:

	Three Months Ended March 31,		Percent Change
In millions	2022	2021
Gross expenses	$6	$7	-14%

Amortization of deferred acquisition costs	$4	$4	-%

Operating	6	7	-14%

Total insurance operating expenses	$10	$11	-9%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. We did not defer a material amount of policy acquisition costs during 2022 or 2021 as no new business was written. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE OF CONSOLIDATED VIEs Interest expense of consolidated VIEs decreased for the three months ended March 31, 2022 compared with the same period of 2021 due to the repayment of the outstanding insured senior notes of the Refinanced Facility during 2021.
International and Structured Finance Insurance Portfolio Exposures
Credit Quality
The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of March 31, 2022 and December 31, 2021, 29% and 26%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio. Below investment grade insurance policies primarily include our first-lien RMBS and CDO exposures.
Selected Portfolio Exposures
MBIA Corp. insures RMBS backed by residential mortgage loans, including first-lien alternative
A-paper
and subprime mortgage loans directly through RMBS securitizations. As of March 31, 2022 and December 31, 2021, MBIA Corp. had $ 956 million and $ 979 million, respectively, of first-lien RMBS gross par outstanding. These amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs and includes international exposure of $ 245 million and $ 238 million, as of March 31, 2022 and December 31, 2021, respectively.
In addition, as of March 31, 2022 and December 31, 2021, MBIA Corp. insured $228 million and $231 million, respectively, of CDOs and related instruments.
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
As of March 31, 2022, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $994 million compared with $1.0 billion as of December 31, 2021. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. For a further discussion of the Company’s reinsurance, refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Consolidated Cash Flows
Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
In millions	2022	2021	Percent Change
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$273	$529	-48%
Investing activities	(254)	(418)	-39%
Financing activities	(29)	(157)	-82%
Effect of exchange rate changes on cash and cash equivalents	1	-	n/m
Cash and cash equivalents - beginning of period	160	167	-4%

Cash and cash equivalents - end of period	$151	$121	25%

n/m - Percent change not meaningful.
Operating activities
Net cash provided by operating activities decreased for the three months ended March 31, 2022 compared with the same period of 2021 primarily due to proceeds received in the first quarter of 2021 from loan repurchase commitments of $600 million as a result of the settlement of the Credit Suisse litigation and an increase of $278 million of losses and LAE paid in the first quarter of 2022 when compared to the same period of 2021. This was partially offset by an increase of $605 million of proceeds from insurance recoveries and reinsurance in the first quarter of 2022 when compared to the same period of 2021, primarily from the GO PSA and the sale of certain PREPA bankruptcy claims.
Investing activities
Net cash used by investing activities decreased for the three months ended March 31, 2022 compared with the same period of 2021 primarily due to less cash received from operating activities for purchases and paydowns in the first quarter of 2022 compared with the same period of 2021.
Financing activities
Net cash used by financing activities decreased for the three months ended March 31, 2022 compared with the same period of 2021 primarily due to a decrease in principal paydowns of VIE notes of $145 million, driven by the partial repayment of the MZ Funding senior notes in the first quarter of 2021.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of March 31, 2022, the weighted average credit quality rating of the Company’s AFS fixed-maturity investment portfolio, excluding short-term investments, was A and 75% of the investments were investment grade. The investments in investment grade decreased from 92% in 2021 to 75% in 2022 as a result of the GO PSA and the receipt of the GO bonds.
The fair values of securities in the Company’s AFS fixed-maturity investment portfolio are sensitive to changes in interest rates. Decreases in interest rates generally result in increases in the fair values of fixed-maturity securities and increases in interest rates generally result in decreases in the fair values of fixed-maturity securities.
As of March 31, 2022 and December 31, 2021, the Company had $33 million of unrealized losses and $139 million of unrealized gains, respectively, net of deferred taxes related to its investment portfolio recorded in accumulated other comprehensive income within equity. The unrealized losses during 2022 resulted from higher interest rates and wider credit spreads.
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
As of March 31, 2022, Insured Investments at fair value represented $256 million or 7% of consolidated investments, of which $231 million or 7% of consolidated investments were Company-Insured Investments. As of March 31, 2022, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the below investment grade range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of March 31, 2022, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the A range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 6% of the total consolidated investment portfolio.
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
As of March 31, 2022 and December 31, 2021, National held cash and investments of $2.7 billion and $2.0 billion, respectively, of which $310 million and $199 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

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
As of March 31, 2022 and December 31, 2021, the liquidity positions of MBIA Inc. were $216 million and $239 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.
Based on our projections of National’s and MBIA Corp.’s future earnings and losses, we expect that for the foreseeable future National will be the primary source of payments to MBIA Inc. There can be no assurance as to the amount and timing of any future dividends from National. Also, absent a special dividend subject to the approval of the NYSDFS, we expect the declared and paid dividend amounts from National to be limited to the prior twelve months of adjusted net investment income as reported in its most recent statutory filings. Refer to the following “Liquidity and Capital Resources- Capital Resources” section for additional information on payments of dividends. We do not expect MBIA Inc. to receive dividends from MBIA Corp.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

As of March 31, 2022 and December 31, 2021, MBIA Corp. held cash and investments of $560 million and $544 million, respectively, of which $272 million and $310 million, respectively, were cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. Treasury and corporate bonds that were immediately available to MBIA Insurance Corporation.
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
Subsequent to March 31, 2022, MBIA Corp. repaid in full the outstanding amount of the subordinated notes between MZ Funding and MBIA Inc. of the Refinanced Facility. These subordinated notes and the related interest are eliminated in our consolidated financial statements.
Contractual Obligations
For a discussion of the Company’s contractual obligations, refer to “Liquidity and Capital Resources-Liquidity-Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021. As a result of the GO PSA, implemented in March of 2022, and changes to the timing and assumptions related to the HTA and PREPA credits, U.S. public finance insurance segment’s gross claim obligations due within one-year
and total gross claim obligations was $732 million and $1.5 billion, respectively. Gross insurance claim obligations represent the future value of probability-weighted payments the Company’s insurance companies expects to make (before reinsurance and the consolidation of VIEs) under insurance policies for which the Company has recorded loss reserves. Certain probability-weighted payments incorporate commutation and/or acceleration of specific exposures and, therefore, expected payments may differ from those the Company is contractually obligated to make. Also, these amounts exclude any recoveries the Company expects to receive related to these estimated payments or to claims paid in prior periods. For certain of our estimated future payments, the amount of recoveries expected to be received in the future will offset some or all of the payments. There were no other material changes in contractual obligations since December 31, 2021.
Capital Resources
The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes and surplus notes issued by MBIA Corp. Total capital resources were $0.7 billion and $0.9 billion as of March 31, 2022 and December 31, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

In addition to scheduled debt maturities, from time to time, we reduce unsecured debt through calls or repurchases. Also, MBIA Inc. may repurchase or National may purchase outstanding MBIA Inc. common shares when we deem it beneficial to our shareholders. Purchases or repurchases of debt and common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We may also choose to redeem debt obligations where permitted by the relevant agreements. MBIA Inc. or National may acquire or redeem outstanding common shares of MBIA Inc. and outstanding debt obligations at prices when we deem it beneficial to our shareholders. We seek to maintain sufficient liquidity and capital resources to meet the Company’s general corporate needs and debt service. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient resources to satisfy its debt obligations and its general corporate needs over time from distributions from National; however, there can be no assurance that MBIA Inc. will have sufficient resources to do so. In addition, the Company may also consider raising third-party capital. Refer to “Capital, Liquidity and Market Related Risk Factors” in Part I, Item 1A of our Form
10-K
for the year ended December 31, 2021 and the “Liquidity and Capital Resources—Liquidity—Corporate Liquidity” section included herein for additional information about MBIA Inc.’s liquidity.
Insurance Statutory Capital
National and MBIA Insurance Corporation are incorporated and licensed in, and are subject to primary insurance regulation and supervision by New York State Department of Financial Services (“NYSDFS”). MBIA Mexico is regulated by the Comisión Nacional de Seguros y Fianzas in Mexico. MBIA Corp.’s Spanish Branch is subject to local regulation in Spain. National and MBIA Insurance Corporation each are required to file detailed annual financial statements, as well as interim financial statements, with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and the National Association of Insurance Commissioners’ statements of statutory accounting principles and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct.
National – Statutory Capital and Surplus
National had statutory capital of $2.1 billion as of March 31, 2022 compared with $2.0 billion as of December 31, 2021. As of March 31, 2022, National’s unassigned surplus was $1.1 billion. For the three months ended March 31, 2022, National had statutory net income of $104 million. Refer to the “National—Claims-Paying Resources (Statutory Basis)” section below for additional information on National’s statutory capital.
In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. As of March 31, 2022, National was in compliance with its aggregate risk limits under New York Insurance Law (“NYIL”), but was not in compliance with certain of its single risk limits. Since National does not comply with certain of its single risk limits, the NYSDFS could prevent National from transacting any new financial guarantee insurance business.
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
National had positive earned surplus as of March 31, 2022 from which it may pay dividends, subject to the limitations described above. We expect the as-of-right
declared and paid dividend amounts from National to be limited to prior year adjusted net investment income for the foreseeable future.
National - Claims-Paying Resources (Statutory Basis)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

National’s CPR and components thereto, as of March 31, 2022 and December 31, 2021 are presented in the following table:

In millions	As of March 31, 2022	As of December 31, 2021
Policyholders’ surplus	$1,671	$1,569
Contingency reserves	399	402

Statutory capital	2,070	1,971
Unearned premiums	294	311
Present value of installment premiums (1)	122	121

Premium resources (2)	416	432
Net loss and LAE reserves (1)	(201)	(386)
Salvage reserves on paid claims (1)	661	944

Gross loss and LAE reserves	460	558

Total claims-paying resources	$2,946	$2,961

(1) - Calculated	using a discount rate of 3.65% as of March 31, 2022 and December 31, 2021.
(2) - Includes	financial guarantee and insured derivative related premiums.
MBIA Insurance Corporation – Statutory Capital and Surplus
MBIA Insurance Corporation had statutory capital of $131 million as of March 31, 2022 compared with $134 million as of December 31, 2021. As of March 31, 2022, MBIA Insurance Corporation’s negative unassigned surplus was $1.9 billion. For the three months ended March 31, 2022, MBIA Insurance Corporation had a statutory net loss of $14 million. Refer to the “MBIA Insurance Corporation—Claims-Paying Resources (Statutory Basis)” section below for additional information on MBIA Insurance Corporation’s statutory capital.
In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. MBIA Insurance Corporation is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. As of March 31, 2022, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. Since MBIA Insurance Corporation does not comply with its single risk limits, the NYSDFS could prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business.
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
As of April 15, 2022, the most recent scheduled interest payment date, there was $1.1 billion of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of March 31, 2022, MBIA Insurance Corporation had “free and divisible surplus” of $76 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

MBIA Insurance Corporation - Claims-Paying Resources (Statutory Basis)
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
MBIA Corp.’s CPR and components thereto, as of March 31, 2022 and December 31, 2021 are presented in the following table:

In millions	As of March 31, 2022	As of December 31, 2021
Policyholders’ surplus	$94	$97
Contingency reserves	37	37

Statutory capital	131	134
Unearned premiums	45	46
Present value of installment premiums (1)	48	48

Premium resources (2)	93	94
Net loss and LAE reserves (1)	203	266
Salvage reserves on paid claims (1) (3)	299	231

Gross loss and LAE reserves	502	497

Total claims-paying resources	$726	$725

(1) - Calculated	using a discount rate of 4.99% as of March 31, 2022 and December 31, 2021.
(2) - Includes	financial guarantee and insured derivative related premiums.
(3) - This
amount primarily consists of expected recoveries related to the payment of claims on insured CDOs and RMBS. In addition, the March 31, 2022 balance includes salvage related to a permitted practice granted by NYSDFS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our consolidated financial statements in accordance with GAAP, which requires the use of estimates and assumptions. Management has discussed and reviewed the development, selection, and disclosure of critical accounting estimates with the Company’s Audit Committee. Our most critical accounting estimates include loss and LAE reserves and valuation of financial instruments, since these estimates require significant judgment. Any modifications in these estimates could materially impact our financial results.
For a discussion of the Company’s critical accounting estimates, refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021. In addition, refer to “Note 5: Loss and Loss Adjustment Expense Reserves” and “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for a current description of estimates used in our insurance loss reserving process and information about our financial assets and liabilities that are accounted for at fair value, including valuation techniques and significant inputs.
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s market risk exposures relate to changes in interest rates, foreign exchange rates and credit spreads that affect the fair value of its financial instruments, primarily investment securities, MTNs and investment agreement liabilities. The Company’s investments are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. government bonds, corporate bonds, MBS and asset-backed securities. In periods of rising and/or volatile interest rates, foreign exchange rates and credit spreads, profitability could be adversely affected should the Company have to liquidate these securities. The Company minimizes its exposure to interest rate risk, foreign exchange risk and credit spread movement through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities. There were no material changes in market risk since December 31, 2021 related to interest rates, foreign exchange rates and credit spreads. For a discussion of our quantitative and qualitative disclosures about market risk related to these risks, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021.
Item 4. Controls and Procedures
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
Item 1A. Risk Factors
The following should be read in conjunction with and supplements the risk factors described under Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021. Except as set forth below, there have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021.
Insured Portfolio Loss Related Risk Factors
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
In particular, while the Commonwealth of Puerto has completed its court-ordered restructuring pursuant to the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), two of its public corporations and instrumentalities, the Puerto Rico Highway and Transportation Authority (“HTA”) and the Puerto Rico Electric Power Authority (“PREPA”), are currently in bankruptcy-like proceedings under PROMESA in the United States District Court for the District of Puerto Rico.
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
As of March 31, 2022, National had $2.1 billion of debt service outstanding related to Puerto Rico. Since 2016, Puerto Rico has been unable or unwilling to pay its obligations as and when due, and National has been required to pay claims of unpaid principal and interest when due under its insurance policies as a consequence. Puerto Rico may continue to fail to make payments when due, which could cause National to make additional claims payments which could be material. On January 1, 2022, Puerto Rico defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $47 million. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National would experience losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations.

Item 1A. Risk Factors

The Title III cases for the Commonwealth of Puerto Rico and PBA were confirmed on January 18, 2022, and became effective on March 15, 2022. On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain clawback claims and providing for a distribution of cash, bonds and a contingent value instrument to bondholders in the Puerto Rico Highway and Transportation Authority (“HTA”) Title III case subject to completing negotiations on a plan support agreement in respect of an HTA plan of adjustment (the “HTA PSA”). On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA. On May 2, 2022, the Oversight Board filed the Title III Plan of Adjustment for the Puerto Rico Highways and Transportation Authority (the “HTA Plan”), together with the Disclosure Statement and supporting documents. In accordance with the HTA PSA, National expects to receive its allocable portion of cash and CVI relating to HTA during the second quarter of 2022 and, in addition, National will also receive its allocable portion of newly issued HTA bonds (or the cash equivalent) following the effective date of the HTA Plan.
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
On March 8, 2022, AAFAF and PREPA terminated the RSA under a provision permitting termination if an order approving the RSA had not been entered by September 30, 2019. On April 8, 2022, the Court appointed a new panel of judges to commence mediation among the Oversight Board, the Ad Hoc Group, Assured, National and Syncora (the “April 8 Order”). The April 8 Order provides that mediation will terminate on June 1, 2022 unless the mediation team extends the time to July 1, 2022. The April 8 Order further provides that nothing therein acts as a stay of any pending adversary proceedings or contested matters in the PREPA case, subject to the Court’s pending request to the Oversight Board for a status report by June 1, 2022.
On July 1, 2019 the Oversight Board and AAFAF filed an adversary complaint against the Trustee for the PREPA Bonds, challenging the validity of the liens arising under the Trust Agreement that secure insured obligations of National. The adversary proceeding was stayed but the April 8 Order dissolved the stay as to any pending adversary proceedings or contested matters, subject to the Court’s pending status report request to the Oversight Board on June 1, 2022.
Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part I, Item 2 of this Form
10-Q
for additional information on our Puerto Rico exposures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents purchases or repurchases made by the Company or National in each month during the first quarter of 2022:

			Total Number	Maximum
	Total	Average	of Shares	Amount That May
	Number	Price	Purchased as	Be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plan
Month	Purchased (1)	Share	Announced Plan	(in millions)
January	-	$-	-	$-
February	1,260	15.22	-	-
March	179,428	14.10	-	-

	180,688	$14.11	-	$-

(1)
1,260 shares in February and 45 shares in March were repurchased in open market transactions as investments in the Company’s non-qualified
deferred compensation plan. 179,383 shares in March were repurchased by the Company in open market transactions for settling awards under the Company’s long term incentive plan.

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

MBIA Inc. Registrant

Date: May 9, 2022	/s/ Anthony McKiernan
Anthony McKiernan
Chief Financial Officer

Date: May 9, 2022	/s/ Joseph R. Schachinger
Joseph R. Schachinger
Controller (Chief Accounting Officer)