Form 10-Q
period 2022-06-30
MBIA INC
filed 2022-08-03
CIK 814585

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes
☐
    No
☒
As of July 27, 2022, 54,899,913

shares of Common Stock, par value $1 per share, were
outstanding.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MBIA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Investments:

Fixed-maturity securities held as available-for-sale, at fair value (net of allowance for credit losses $3 and $-, amortized cost $2,350 and $2,016)	$2,188	$2,157
Investments carried at fair value	332	258
Investments pledged as collateral, at fair value (amortized cost $- and $4)	-	4
Short-term investments, at fair value (amortized cost $458 and $374)	458	374

Total investments	2,978	2,793
Cash and cash equivalents	202	151
Premiums receivable (net of allowance for credit losses $5 and $5)	171	178
Deferred acquisition costs	39	42
Insurance loss recoverable	443	1,296
Other assets	85	67
Assets of consolidated variable interest entities:
Cash	5	9
Investments carried at fair value	51	60
Loans receivable at fair value	68	77
Other assets	25	23

Total assets	$4,067	$4,696

Liabilities and Equity
Liabilities:
Unearned premium revenue	$297	$322
Loss and loss adjustment expense reserves	965	894
Long-term debt	2,359	2,331
Medium-term notes (includes financial instruments carried at fair value of $42 and $98)	493	590
Investment agreements	277	274
Derivative liabilities	72	131
Other liabilities	122	163
Liabilities of consolidated variable interest entities:
Variable interest entity notes carried at fair value	217	291

Total liabilities	4,802	4,996

Commitments and contingencies (Refer to Note 13: Commitments and Contingencies)
Equity:
Preferred stock, par value $1 per share; authorized shares -- 10,000,000; issued and outstanding — none	-	-
Common stock, par value $1 per share; authorized shares -- 400,000,000; issued shares -- 283,186,115 and 283,186,115	283	283
Additional paid-in capital	2,919	2,931
Retained earnings (deficit)	(567)	(458)
Accumulated other comprehensive income (loss), net of tax of $8 and $8	(231)	100
Treasury stock, at cost -- 228,286,399 and 228,630,003 shares	(3,152)	(3,169)

Total shareholders’ equity of MBIA Inc.	(748)	(313)
Preferred stock of subsidiary	13	13

Total equity	(735)	(300)

Total liabilities and equity	$4,067	$4,696

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Premiums earned:

Scheduled premiums earned	$10	$12	$21	$27
Refunding premiums earned	1	2	5	7

Premiums earned (net of ceded premiums of $- , $1, $1 and $2)	11	14	26	34
Net investment income	25	14	43	29
Net realized investment gains (losses)	(21)	-	(24)	(1)
Net gains (losses) on financial instruments at fair value and foreign exchange	9	(20)	26	32
Net gains (losses) on extinguishment of debt	4	14	4	14
Fees and reimbursements	4	1	4	1
Other net realized gains (losses)	(16)	-	(19)	-
Revenues of consolidated variable interest entities:
Net gains (losses) on financial instruments at fair value and foreign exchange	24	-	20	(14)
Other net realized gains (losses)	-	(5)	-	(5)

Total revenues	40	18	80	90
Expenses
Losses and loss adjustment	20	9	69	107
Amortization of deferred acquisition costs	1	3	3	5
Operating	11	21	30	47
Interest	43	41	84	82
Expenses of consolidated variable interest entities:
Operating	1	1	3	3
Interest	-	4	-	13

Total expenses	76	79	189	257

Income (loss) before income taxes	(36)	(61)	(109)	(167)
Provision (benefit) for income taxes	-	-	-	-

Net income (loss)	$(36)	$(61)	$(109)	$(167)

Net income (loss) per common share
Basic	$(0.72)	$(1.23)	$(2.20)	$(3.38)
Diluted	$(0.72)	$(1.23)	$(2.20)	$(3.38)
Weighted average number of common shares outstanding
Basic	49,826,695	49,488,368	49,729,610	49,373,883
Diluted	49,826,695	49,488,368	49,729,610	49,373,883
The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income (loss)	$(36)	$(61)	$(109)	$(167)
Other comprehensive income (loss):
Available-for-sale securities with no credit losses:
Unrealized gains (losses) arising during the period	(126)	55	(297)	(32)
Reclassification adjustments for (gains) losses included in net income (loss)	(2)	(3)	(2)	(8)
Available-for-sale securities with credit losses:
Unrealized gains (losses) arising during the period	(1)	-	(1)	-
Foreign currency translation:
Foreign currency translation gains (losses)	1	2	1	3
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	(6)	6	(20)	1
Reclassification adjustments for (gains) losses included in net income (loss)	(15)	4	(12)	24

Total other comprehensive income (loss)	(149)	64	(331)	(12)

Comprehensive income (loss)	$(185)	$3	$(440)	$(179)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common shares

Balance at beginning and end of period	283,186,115	283,186,115	283,186,115	283,186,115
Common stock amount
Balance at beginning and end of period	$283	$283	$283	$283
Additional paid-in capital
Balance at beginning of period	$2,919	$2,934	$2,931	$2,962
Period change	-	-	(12)	(28)

Balance at end of period	$2,919	$2,934	$2,919	$2,934
Retained earnings
Balance at beginning of period	$(531)	$(119)	$(458)	$(13)
Net income (loss)	(36)	(61)	(109)	(167)

Balance at end of period	$(567)	$(180)	$(567)	$(180)
Accumulated other comprehensive income (loss)
Balance at beginning of period	$(82)	$39	$100	$115
Other comprehensive income (loss)	(149)	64	(331)	(12)

Balance at end of period	$(231)	$103	$(231)	$103
Treasury shares
Balance at beginning of period	(228,329,115)	(228,837,465)	(228,630,003)	(229,508,967)
Other	42,716	56,925	343,604	728,427

Balance at end of period	(228,286,399)	(228,780,540)	(228,286,399)	(228,780,540)
Treasury stock amount
Balance at beginning of period	$(3,154)	$(3,179)	$(3,169)	$(3,211)
Other	2	3	17	35

Balance at end of period	$(3,152)	$(3,176)	$(3,152)	$(3,176)
Total shareholders’ equity of MBIA Inc.
Balance at beginning of period	$(565)	$(42)	$(313)	$136
Period change	(183)	6	(435)	(172)

Balance at end of period	$(748)	$(36)	$(748)	$(36)

Preferred stock of subsidiary shares
Balance at beginning and end of period	1,315	1,315	1,315	1,315
Preferred stock of subsidiary amount
Balance at beginning and end of period	$13	$13	$13	$13

Total equity	$(735)	$(23)	$(735)	$(23)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Premiums, fees and reimbursements received	$12	$12
Investment income received	41	41
Financial guarantee losses and loss adjustment expenses paid	(356)	(77)
Proceeds from recoveries and reinsurance , net of salvage paid to reinsurers	604	49
Proceeds from loan repurchase commitments	-	600
Operating expenses paid and other operating	(44)	(43)
Interest paid, net of interest converted to principal	(25)	(37)

Net cash provided (used) by operating activities	232	545

Cash flows from investing activities:
Purchases of available-for-sale investments	(662)	(671)
Sales of available-for-sale investments	520	396
Paydowns and maturities of available-for-sale investments	221	330
Purchases of investments at fair value	(82)	(103)
Sales, paydowns, maturities and other proceeds of investments at fair value	72	108
Sales, paydowns and maturities (purchases) of short-term investments, net	(78)	(138)
Paydowns and maturities of loans receivable	4	25
(Payments) proceeds for derivative settlements	(7)	(57)

Net cash provided (used) by investing activities	(12)	(110)

Cash flows from financing activities:
Proceeds from investment agreements	3	-
Principal paydowns of investment agreements	(2)	(2)
Principal paydowns of medium-term notes	(74)	(49)
Principal paydowns of variable interest entity notes	(68)	(203)
Principal paydowns of long-term debt	(29)	-
Purchases of treasury stock	(2)	(1)

Net cash provided (used) by financing activities	(172)	(255)

Effect of exchange rate changes on cash and cash equivalents	(1)	-
Net increase (decrease) in cash and cash equivalents	47	180
Cash and cash equivalents - beginning of period	160	167

Cash and cash equivalents - end of period	$207	$347

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(109)	$(167)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	7	9
Unearned premium revenue	(25)	(33)
Loss and loss adjustment expense reserves	65	(40)
Insurance loss recoverable	302	116
Loan repurchase commitments	-	604
Accrued interest payable	51	52
Other liabilities	(54)	(6)
Net realized investment gains (losses)	24	1
Net (gains) losses on financial instruments at fair value and foreign exchange	(46)	(22)
Other net realized (gains) losses	19	5
Other operating	(2)	26

Total adjustments to net income (loss)	341	712

Net cash provided (used) by operating activities	$232	$545

Supplementary Disclosure of Consolidated Cash Flow Information:
Fixed-maturity securities held as available-for-sale, received as salvage	$459	$-
Investments carried at fair value, received as salvage	$112	$-
The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Business Developments and Risks and Uncertainties
Summary
MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates within the financial guarantee insurance industry. MBIA manages three operating segments: 1) United States (“U.S.”) public finance insurance; 2) corporate; and 3) international and structured finance insurance. The Company’s U.S. public finance insurance business is managed through National Public Finance Guarantee Corporation (“National”), the corporate segment is operated through MBIA Inc. and several of its subsidiaries, including its service company, MBIA Services Corporation (“MBIA Services”) and its international and structured finance insurance business is primarily operated through MBIA Insurance Corporation and its subsidiary
, MBIA Mexico S.A. de C.V.,
(“MBIA Corp.”).
Refer to “Note 10: Business Segments” for further information about the Company’s operating segments.
Business Developments
Puerto Rico
On January 1, 2022, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $47 million. As of June 30, 2022, National had

$
2.1 billion of debt service outstanding related to Puerto Rico.
In addition, on July 1, 2022, Puerto Rico defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $142 million, which decreased the $2.1 billion of debt service outstanding related to Puerto Rico.
PREPA
On March 8, 2022, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) and the Puerto Rico Electric Power Authority (“PREPA”) terminated the restructuring support agreement, as amended (“RSA”). On April 8, 2022, the Court appointed a new panel of judges to commence mediation among the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), the Ad Hoc creditor group as holders of PREPA Senior Bonds, Assured, National and Syncora (the “April 8 Order”). The mediation deadline is currently August 15, 2022. The April 8 Order further provides that nothing therein acts as a stay of any pending adversary proceedings or contested matters in the PREPA case, subject to the Court’s pending request to the Oversight Board for a status report by August 15, 2022.
As of June 30, 2022, National has sold approximately 35% of its PREPA bankruptcy claims related to insurance claims paid on matured National-insured PREPA bonds. These sales monetized a portion of National’s salvage asset and reduced potential volatility and ongoing risk of remediation around the PREPA credit.
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
The CVI is intended to provide creditors with additional recoveries based on potential outperformance of Puerto Rico 5.5% Sales and Use Tax receipts based on the projections in the 2020 certified fiscal plan, subject to certain caps.
Subsequent to the GO PSA implementation, National made $277

million of acceleration and commutation payments pursuant to the GO PSA. Accordingly, National’s GO and PBA gross par outstanding and debt service outstanding have been reduced to zero from approximately $380 million and $495

million, respectively.
On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain clawback claims and providing for a distribution of cash, bonds and a CVI to Puerto Rico Highway and Transportation Authority (“HTA”) bondholders subject to completing negotiations on a plan support agreement in respect of a plan of adjustment (the “HTA PSA”). On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA. On May 2, 2022, the Oversight Board filed the Title III Plan of Adjustment for the Puerto Rico Highways and Transportation Authority (the “HTA Plan”), together with the Disclosure Statement and supporting documents. On June 22, 2022, the Disclosure Statement was approved by the Court. Confirmation is scheduled for August 17 and 18, 2022. During July of 2022, National received
$33 million
 of cash and
 $358
million face amount of CVI relating to HTA. In addition, National expects to receive additional cash and
newly issued

HTA bonds, or cash equal to the face amount of the newly issued HTA bonds, following the effective date of the HTA Plan.

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
National’s Insured Portfolio
National continues to monitor and remediate its existing insured portfolio and may also pursue strategic alternatives that could enhance shareholder value. Certain state and local governments and territory obligors that National insures are under financial and budgetary stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of National’s insured transactions. In particular, HTA and PREPA are currently in bankruptcy-like proceedings in the United States District Court for the District of Puerto Rico, pursuant to PROMESA. Since 2016, Puerto Rico has been unable or unwilling to pay its obligations as and when due, and National has been required to pay claims of unpaid principal and interest when due under its insurance policies as a consequence. Puerto Rico may continue to fail to make payments when due, which could cause National to make additional claims payments which could be material. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. National monitors and analyzes these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain.
MBIA Corp.’s Insured Portfolio
MBIA Corp.’s primary objectives are to satisfy all claims by its policyholders and to maximize future recoveries, if any, for its surplus note holders, and then its preferred stock holders. MBIA Corp. is executing this strategy by, among other things, taking steps to maximize the collection of recoveries and by reducing and mitigating potential losses on its insurance exposures. MBIA Corp.’s insured portfolio performance could deteriorate and result in additional significant loss reserves and claim payments. MBIA Corp.’s ability to meet its obligations is limited by available liquidity and its ability to secure additional liquidity through financing and other transactions. There can be no assurance that MBIA Corp. will be successful in generating sufficient resources to meet its obligations.
Zohar and RMBS Recoveries
Payment of claims on MBIA Corp.’s policies insuring the
Class A-1
and
A-2
notes issued by Zohar CDO
2003-1,
Limited (“Zohar I”) and Zohar II
2005-1,
Limited (“Zohar II”), entitles MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. MBIA Corp. anticipates that it will receive substantial recoveries on the loans made to, and equity interests in, companies that, until late March of 2020, were purportedly controlled and managed by the sponsor and former collateral manager of the Zohar collateralized debt obligations (“CDOs”) referenced above (collectively, the “Zohar Collateral”). Since March of 2018, MBIA Corp. has been pursuing those recoveries in a Delaware bankruptcy proceeding filed by the Zohar CDOs. Pursuant to a plan of liquidation confirmed in such bankruptcy proceeding regarding the Zohar CDOs and the remaining Zohar Collateral not previously monetized, which plan of liquidation became effective on August 2, 2022, MBIA Corp.’s rights to recoveries from any remaining Zohar Collateral were distributed to MBIA Corp. in the form of beneficial interests in certain asset recovery entities, which will be managed by a special manager subject to oversight by MBIA Corp. and another former Zohar creditor. There still remains significant uncertainty with respect to the realizable value of the remaining loans and equity interests that formerly constituted the Zohar Collateral and that comprise the assets of the asset recovery entities. Further, as the monetization of these assets unfolds in coordination with the special manager of the asset recovery entities and the directors and managers in place at the portfolio companies, and new information concerning the financial condition of the portfolio companies is disclosed, the Company will continue to revise its expectations for recoveries.
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
The results of operations for the three and six months ended June 30, 2022 may not be indicative of the results that may be expected for the year ending December 31, 2022. The December 31, 2021 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods.
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
Note 2:
S
ignificant Accounting Policies (continued)

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
Credit Losses on Debt Securities
For AFS debt securities, the Company’s consolidated statements of operations reflect the full impairment (the difference between a security’s amortized cost basis and fair value) if the Company intends to sell or would more likely than not be required to sell before the expected recovery of the amortized cost basis. AFS debt securities in an unrealized loss position are evaluated on a quarterly basis to determine if credit losses exist. The Company considers that credit losses exist when the Company does not expect to recover the entire amortized cost basis of the debt security. The Company measures an allowance for credit losses on a security-by-security basis as the difference between the recorded investment and the present value of the cash flows expected to be collected, discounted at the instrument’s effective interest rate. Only the amounts of impairment associated with the credit losses are recognized as charges to earnings
.
The carrying values of debt securities are presented net of any allowance for credit losses. For AFS debt securities, adjustments to the amortized cost basis are recorded if there is an intent to sell before recovery of the impairment. For debt securities with an allowance for credit loss, changes in credit losses including accretion of the allowance for credit losses are recognized in earnings through other net realized gains (losses) with a corresponding change to the allowance for credit losses.
Note 3: Recent Accounting Pronouncements
Recently Adopted Accounting Standards
During the six months ended June 30, 2022, the Company did not adopt any new accounting pronouncements that had a material impact on its consolidated financial statements.
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
Consolidated VIEs
The carrying amounts of assets and liabilities of consolidated VIEs were $149 million and $217 million, respectively, as of June 30, 2022 and $169 million and $291 million, respectively, as of December 31, 2021. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIEs are present according to the design and characteristics of these entities. In the second quarter of 2022, there was no
consolidation or deconsolidation of VIEs by the Company. In the second quarter of 2021, the Company deconsolidated two structured finance VIEs due to the prepayment of the outstanding notes of the VIEs and recorded losses of $5 million primarily due to credit losses in AOCI that were released to earnings. During the first quarter of 2022 and 2021, there were no consolidation or deconsolidation of VIEs by the Company. Consolidation and deconsolidation gains and losses, if any, are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations.
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
0

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs
The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of June 30, 2022 and December 31, 2021. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	June 30, 2022
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$1,189	$127	$13	$28	$10	$368
Consumer asset-backed	193	-	1	3	-	5
Corporate asset-backed	476	-	3	207	4	-

Total global structured finance	1,858	127	17	238	14	373
Global public finance	773	-	5	-	5	-

Total insurance	$2,631	$127	$22	$238	$19	$373

	December 31, 2021
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:

Mortgage-backed residential	$1,261	$87	$14	$40	$11	$430
Consumer asset-backed	226	-	1	1	1	6
Corporate asset-backed	503	-	3	200	4	11

Total global structured finance	1,990	87	18	241	16	447
Global public finance	834	-	6	-	5	-

Total insurance	$2,824	$87	$24	$241	$21	$447

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
Puerto Rico
In formulating loss reserves for its Puerto Rico exposures, the Company considers the following: environmental and political impacts on the island; litigation and ongoing discussions with creditors on the Title III proceedings; timing and amount of debt service payments and future recoveries; existing proposed restructuring plans or agreements; and deviations from these proposals in its probability-weighted scenarios
.
For recoveries on paid Puerto Rico losses, the estimates include assumptions related to the following: economic conditions and trends; political developments; the Company’s ability to enforce contractual rights through litigation and otherwise; discussions with other creditors and the obligors, any existing proposals; and the remediation strategy for an insured obligation that has defaulted or is expected to default.

1
1

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

As part of the GO PSA, in March of 2022, National received certain consideration including cash, bonds and CVI. During July of 2022, in accordance with the HTA PSA, National received cash and CVI related to HTA. In addition, National expects to receive additional cash and newly issued HTA bonds, or cash equal to the face amount of the newly issued HTA bonds, following the effective date of the HTA Plan. The ultimate recovery value to National will depend on the value of these assets upon issuance and over time. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information on the Company’s Puerto Rico exposures and “Note 13: Commitments and Contingencies” for information on the Company’s Puerto Rico litigation.
International and Structured Finance Insurance
The international and structured finance insurance segment’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP do not include reserves and recoveries on consolidated VIEs, since they are eliminated in consolidation.
RMBS Case Basis Reserves (Financial Guarantees)
The Company’s RMBS case basis reserves primarily relate to RMBS backed by alternative
A-paper
and subprime mortgage loans. The Company calculated RMBS case basis reserves as of June 30, 2022 using a process called the Roll Rate Methodology (“Roll Rate Methodology”). The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Roll Rate is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off
or liquidated. The loss reserve estimates are based on a probability-weighted average of potential scenarios of loan losses. Additional data used for both first and second-lien loans include historic averages of deal specific voluntary prepayment rates, forward projections of the LIBOR interest rates, and historic averages of deal-specific loss severities. Where applicable, the Company factors in termination scenarios when clean up calls are imminent.
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
2

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Zohar Recoveries
MBIA Corp. is seeking to recover the payments it made (plus interest and expenses) with respect to Zohar I and Zohar II. Salvage and subrogation recoveries related to Zohar I and Zohar II are reported within “Insurance loss recoverable” on the Company’s consolidated balance sheet. The Company’s estimate of the insurance loss recoverable for Zohar I and Zohar II primarily includes probability-weighted scenarios of the ultimate monetized recovery from the Zohar Collateral. Since March of 2018, MBIA Corp. has been pursuing those recoveries in a Delaware bankruptcy proceeding filed by the Zohar CDOs. Pursuant to a plan of liquidation confirmed in such bankruptcy proceeding regarding the Zohar CDOs and the remaining Zohar Collateral not previously monetized, which plan of liquidation became effective on August 2, 2022, MBIA Corp.’s rights to recoveries from any remaining Zohar Collateral were distributed to MBIA Corp. in the form of beneficial interests in certain asset recovery entities, which will be managed by a special manager subject to oversight by MBIA Corp. and another former Zohar creditor. There still remains significant uncertainty with respect to the realizable value of the remaining loans and equity interests that formerly constituted the Zohar Collateral and that comprise the assets of the asset recovery entities. Further, as the monetization of these assets unfolds in coordination with the special manager of the asset recovery entities and the directors and managers in place at the portfolio companies, and new information concerning the financial condition of the portfolio companies is disclosed, the Company will continue to revise its expectations for recoveries.
Summary of Loss and LAE Reserves and Recoveries
The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs for the international and structured finance insurance segment, which are included in the Company’s consolidated balance sheets as of June 30, 2022 and December 31, 2021 are presented in the following table:

	As of June 30, 2022		As of December 31, 2021
In millions -	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (1)	Insurance loss recoverable	Loss and LAE reserves (1)

U.S. Public Finance Insurance	$205	$576	$1,054	$425
International and Structured Finance Insurance:
Before VIE eliminations	240	596	244	687
VIE eliminations	(2)	(207)	(2)	(218)

Total international and structured finance insurance	238	389	242	469

Total	$443	$965	$1,296	$894

(1) - Amounts are net of estimated recoveries of expected future claims.
Changes in Loss and LAE Reserves
Loss and LAE reserves represent the Company’s estimate of future claims and LAE payments, net of any future recoveries of such payments. The following table presents changes in the Company’s loss and LAE reserves for the six months ended June 30, 2022. Changes in loss and LAE reserves, with the exception of loss and LAE payments and the impact of the revaluation of loss reserves denominated in amounts other than U.S. dollars, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of June 30, 2022, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 3.19%. LAE reserves are generally expected to be settled within a one-year period and are not discounted. As of June 30, 2022 and December 31, 2021, the Company’s gross loss and LAE reserves included $20 million and $38 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Six Months Ended June 30, 2022
Gross Loss and LAE Reserves as of December 31, 2021 (1)	Loss and LAE Payments	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions	Changes in Unearned Premium Revenue	Gross Loss and LAE Reserves as of June 30, 2022 (1)
$894	$(355)	$10	$(59)	$473	$ 2	$965

(1) - Includes changes in amount and timing of estimated payments and recoveries.

1
3

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The Company’s loss and LAE reserves increased from December 31, 2021, primarily due to a decrease in expected PREPA recoveries on claims not yet paid, which are netted in loss and LAE reserves, as well as higher expected losses due to extending the timing of a settlement. This was partially offset by claim payments made on Puerto Rico exposure for the six months ended June 30, 2022, an increase in estimated expected recoveries related to HTA, which are netted in loss and LAE reserves, and a decline in net reserves on RMBS exposure, as a result of an increase in the risk-free rates used to present value loss reserves.
Changes in Insurance Loss Recoverable
Insurance loss recoverable represents the Company’s estimate of expected recoveries on paid claims and LAE. The Company recognizes potential recoveries on paid claims based on the probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. The following table presents changes in the Company’s insurance loss recoverable for the six months ended June 30, 2022. Changes in insurance loss recoverable with the exception of collections, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable
		for the Six Months Ended June 30, 2022
In millions	Gross Recoverable as of December 31, 2021	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Gross Recoverable as of June 30, 2022

Insurance loss recoverable	$1,296	$(1,199)	$3	$(20)	$363	$443

The decrease in the Company’s insurance loss recoverable reflected in the preceding table was primarily due to the receipt of recoveries from the GO PSA. In addition, insurance loss recoverable declined due to the sale of PREPA bankruptcy claims. These decreases were partially offset by changes in assumptions related to the value of the remaining PREPA recoveries on paid claims.
Loss and LAE Activity
For the three months ended June 30, 2022, loss and LAE incurred primarily related to changes in assumptions used to estimate the fair value of HTA CVI that National received in July of 2022. This was partially offset by an increase in risk-free rates during the second quarter of 2022, which resulted in a decrease in the present value of net case reserves on first-lien RMBS.
For the six months ended June 30, 2022, loss and LAE incurred primarily related to changes in the Company’s estimate of expected recoveries on National’s PREPA exposure. PREPA loss reserves and recoveries include certain assumptions about the timing and amount of claims payments and recoveries, including assumptions about the values of recoveries on the date the Company expects to receive reimbursement under an implemented plan. During the six months ended June 30, 2022, the Company updated assumptions used to estimate the value of recoveries, the timing and amount of claim payments, as well as the timing of an implemented plan. These assumption changes resulted in a decrease in the Company’s estimated present value of expected PREPA recoveries. This was partially offset by loss benefits related to HTA and GO recoveries. During the six months ended June 30, 2022, the Company’s HTA recoveries increased, based on updates to the fair value of the HTA CVI that National received in July of 2022 and updated information relating to the values of the expected receipt of HTA bonds, including the consideration of the fair values of similar issued GO bonds. In addition, the Company recorded a loss benefit on its GO recoveries to reflect the fair values of the consideration received as of the acquisition date, which was higher than its previous estimate. Additionally, an increase in risk-free rates during the first six months of 2022, resulted in a decrease in the present value of net case reserves on first-lien RMBS.
For the three months ended June 30, 2021, loss and LAE incurred primarily related to a decline in expected salvage collections related to CDOs and to a lesser extent incurred losses on insured first-lien RMBS transaction due to a decline in the risk-free rates used to discount the present value of net loss reserves. This was partially offset by a decline in expected payments on certain Puerto Rico credits as a result of a decline in risk-free discount rates, which caused long-dated expected recoveries to increase and to a lesser extent accretion.
For the six months ended June 30, 2021, loss and LAE incurred primarily related to a decrease in expected future recoveries on unpaid and paid losses due to an increase in risk-free discount rates and an increase in expected payments on certain Puerto Rico credits as well as a decrease in expected salvage collections related to CDOs. This was partially offset by a decrease in the present value of loss reserves, primarily related to first-lien RMBS transactions, as a result of the increase in risk-free discount rates.

1
4

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Costs associated with
remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended June 30, 2022 and 2021, gross LAE related to remediating insured obligations were a benefit of $17 thousand and an expense of $1 million, respectively. For the six months ended June 30, 2022 and 2021, gross LAE related to remediating insured obligations were $5 million and $13 million, respectively
Surveillance Categories
The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of June 30, 2022:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	55	3	-	170	228
Number of issues (1)	16	2	-	85	103
Remaining weighted average contract period (in years)	5.9	2.1	-	8.3	7.4
Gross insured contractual payments outstanding: (2)
Principal	$1,309	$6	$-	$2,292	$3,607
Interest	1,812	1	-	1,036	2,849

Total	$3,121	$7	$-	$3,328	$6,456

Gross Claim Liability (3)	$-	$-	$-	$1,246	$1,246
Less:
Gross Potential Recoveries (4)	-	-	-	504	504
Discount, net (5)	-	-	-	217	217

Net claim liability (recoverable)	$-	$-	$-	$525	$525

Unearned premium revenue	$7	$-	$-	$24	$31
Reinsurance recoverable on paid and unpaid losses (6)					$17

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	The gross claim liability with respect to Puerto Rico exposures are net of expected recoveries for policies in a net payable position.

(4) -	Gross potential recoveries with respect to certain Puerto Rico exposures are net of the claim liability for policies in a net recoverable position.

(5) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

(6) -	Included in “Other assets” on the Company’s consolidated balance sheets.

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

1
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
Loans Receivable at Fair Value
Loans receivable at fair value are assets held by consolidated VIEs consisting of residential mortgage loans and are categorized in Level 3 of the fair value hierarchy. Fair values of residential mortgage loans are determined using quoted prices for similar securities or internal cash flow models, adjusted for the fair values of the financial guarantees provided by MBIA Corp. on the related MBS. The fair values of the financial guarantees consider expected claim payments, net of recoveries, under MBIA Corp.’s policies.
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
Variable Interest Entity Notes
The fair values of VIE notes are determined based on recently executed transaction prices or quoted prices where observable. When position-specific quoted prices are not observable, fair values are based on quoted prices of similar securities or internal cash flow models. Fair values based on quoted prices of similar securities and internal cash flow models may be adjusted for factors unique to the securities, including any credit enhancement. Observable inputs include interest rate yield curves, bond spreads of similar securities and MBIA Corp.’s CDS spreads. Unobservable inputs include the value of any credit enhancement. VIE notes are categorized in Level 3 of the fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety.
Derivatives
The corporate segment has entered into derivative transactions primarily consisting of interest rate swaps. Fair values of over-the-counter
derivatives are determined using valuation models based on observable inputs, nonperformance risk of the Company and nonperformance risk of the counterparties. Observable and market-based inputs include interest rate yields, credit spreads and volatilities. These derivatives are categorized in Level 2 of the fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety.

1
7

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Significant Unobservable Inputs
The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

In millions	Fair Value as of June 30, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at f a ir value	$68	Market prices of similar liabilities or internal cash flow models adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	12% - 82% (55%) (1)
Liabilities of consolidated VIEs:
Variable interest entity notes	217	Market prices of VIE assets adjusted for financial guarantees provided or market prices of similar liabilities	Impact of financial guarantee	39% - 77% (66%) (1)

(1)	- Weighted average represents the total MBIA guarantees as a percentage of total instrument fair value.

In millions	Fair Value as of December 31, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$77	Market prices of similar liabilities adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	23% - 72%	(55%) (1)
Liabilities of consolidated VIEs:
Variable interest entity notes	291	Market prices of VIE assets adjusted for financial guarantees provided or market prices of similar liabilities	Impact of financial guarantee	33% - 73%	(59%) (1)

(1)	- Weighted average represents the total MBIA guarantees as a percentage of total instrument fair value.
Sensitivity of Significant Unobservable Inputs
The significant unobservable input used in the fair value measurement of the Company’s residential loans receivable at fair value of consolidated VIEs is the impact of the financial guarantee. The fair value of residential loans receivable is calculated by subtracting the value of the financial guarantee from the market value of similar instruments to that of the VIE liabilities or the market value derived from internal cash flow models. The value of a financial guarantee is estimated by the Company as the present value of expected cash payments, net of recoveries, under the policy. If there had been a lower expected cash flow on the underlying loans receivable of the VIE, the value of the financial guarantee provided by the Company under the insurance policy would have been higher. This would have resulted in a lower fair value of the residential loans receivable in relation to the obligations of the VIE.
The significant unobservable input used in the fair value measurement of the Company’s VIE notes of consolidated VIEs is the impact of the financial guarantee. The fair value of VIE notes is calculated by adding the value of the financial guarantee to the market value of VIE assets. When the VIE note is backed by RMBS, the fair value of the VIE liability is calculated by applying the market value of similar instruments to that of the VIE liabilities or internal cash flow models. The value of a financial guarantee is estimated by the Company as the present value of expected cash payments under the policy. If the value of the guarantee provided by the Company to the obligations issued by the VIE had increased, the credit support would have added value to the liabilities of the VIE. This would have resulted in an increased fair value of the liabilities of the VIE.

1
8

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements
The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of June 30, 2022 and December 31,
20
21:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2022
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$630	$81	$-	$711
State and municipal bonds	-	451	-	451
Foreign governments	-	18	-	18
Corporate obligations	-	878	-	878
Mortgage-backed securities:
Residential mortgage-backed agency	-	198	-	198
Residential mortgage-backed non-agency	-	89	55	144
Commercial mortgage-backed	-	17	-	17
Asset-backed securities:
Collateralized debt obligations	-	167	-	167
Other asset-backed	-	154	-	154

Total fixed-maturity investments	630	2,053	55	2,738
Money market securities	181	-	-	181
Perpetual debt and equity securities	39	20	-	59
Cash and cash equivalents	202	-	-	202
Derivative assets:
Non-insured interest rate derivatives	-	1	-	1
Assets of consolidated VIEs:
Corporate obligations	-	4	-	4
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	24	-	24
Commercial mortgage-backed	-	10	-	10
Asset-backed securities:
Collateralized debt obligations	-	6	-	6
Other asset-backed	-	7	-	7
Cash	5	-	-	5
Loans receivable at fair value:
Residential loans receivable	-	-	68	68
Other assets:
Currency derivatives	-	-	9	9
Other	-	-	16	16

Total assets	$1,057	$2,125	$148	$3,330

Liabilities:
Medium-term notes	$-	$-	$42	$42
Derivative liabilities:
Non-insured interest rate derivatives	-	72	-	72
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	217	217

Total liabilities	$-	$72	$259	$331

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

Level 3 assets at fair value as of June 30, 2022 and December 31, 2021 represented approximately 4% and 3%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of June 30, 2022 and December 31, 2021 represented approximately 78% and 75%, respectively, of total liabilities measured at fair value.

2
0

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of June 30, 2022 and December 31, 2021. The majority of the financial assets and liabilities that the Company requires fair value reporting or disclosures are valued based on the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for identical or similar products.

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of June 30, 2022	Carry Value Balance as of June 30, 2022
Liabilities:
Long-term debt	$-	$449	$-	$449	$2,359
Medium-term notes	-	-	302	302	451
Investment agreements	-	-	321	321	277

Total liabilities	$-	$449	$623	$1,072	$3,087

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$1,084	$1,084	$819
Ceded recoverable (liability)	-	-	29	29	17

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2021	Carry Value Balance as of December 31, 2021
Liabilities:
Long-term debt	$-	$433	$-	$433	$2,331
Medium-term notes	-	-	322	322	490
Investment agreements	-	-	355	355	274

Total liabilities	$-	$433	$677	$1,110	$3,095

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$848	$848	$(80)
Ceded recoverable (liability)	-	-	30	30	(42)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2022 and 2021:

2
1

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended
June 30, 2022

In millions	Balance, Beginning of Period	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2022	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of June 30, 2022 (1)
Assets:
Residential mortgage- backed non-agency	$38	$1	$(5)	$21	$-	$-	$-	$-	$-	$55	$-	$(3)
Assets of consolidated VIEs:
Loans receivable -residential	76	(6)	-	-	-	(2)	-	-	-	68	(8)	-
Currency derivatives	9	-	-	-	-	-	-	-	-	9	-	-
Other	15	1	-	-	-	-	-	-	-	16	1	-

Total assets	$138	$(4)	$(5)	$21	$-	$(2)	$-	$-	$-	$148	$(7)	$(3)

In millions	Balance, Beginning of Period	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2022	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of June 30, 2022 (2)
Liabilities:
Medium-term notes	$99	$(13)	$3	$-	$-	$(47)	$-	$-	$-	$42	$(12)	$5
Liabilities of consolidated VIEs:
VIE notes	285	(30)	18	-	-	(56)	-	-	-	217	(6)	3

Total liabilities	$384	$(43)	$21	$-	$-	$(103)	$-	$-	$-	$259	$(18)	$8

(1) -	Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income /Loss .

(2) -	Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months
Ended June 30, 2021

In millions	Balance, Beginning of Period	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2021	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of June 30, 2021 (1)
Assets:
Assets of consolidated VIEs:
Loans receivable-residential	$124	$24	$-	$-	$-	$(5)	$(14)	$-	$-	$129	$24	$-
Currency derivatives	9	(1)	-	-	-	-	-	-	-	8	(1)	-
Other	14	(1)	-	-	-	-	-	-	-	13	(1)	-

Total assets	$147	$22	$-	$-	$-	$(5)	$(14)	$-	$-	$150	$22	$-

In millions	Balance, Beginning of Period	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2021	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of June 30, 2021 (2)
Liabilities:
Medium-term notes	$105	$(2)	$2	$-	$-	$-	$-	$-	$-	$105	$(2)	$2
Liabilities of consolidated VIEs:
VIE notes	280	26	(8)	-	-	(3)	(5)	-	-	290	24	(7)

Total liabilities	$385	$24	$(6)	$-	$-	$(3)	$(5)	$-	$-	$395	$22	$(5)

(1) -	Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

(2) -	Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
For the three months ended June 30, 2022 and 2021, there were no transfers into or out of Level 3.

2
2

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2022 and 2021:
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2022

In millions	Balance, Beginning of Year	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2022	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of June 30, 2022 (1)
Assets:
Residential mortgage- backed non-agency	$-	$1	$(5)	$59	$-	$-	$-	$-	$-	$55	$-	$-
Assets of consolidated VIEs:
Collateralized debt obligations	4	-	-	-	-	(4)	-	-	-	-	-	-
Loans receivable - residential	77	(5)	-	-	-	(4)	-	-	-	68	(9)	-
Currency derivatives	9	-	-	-	-	-	-	-	-	9	-	-
Other	14	2	-	-	-	-	-	-	-	16	2	-

Total assets	$104	$(2)	$(5)	$59	$-	$(8)	$-	$-	$-	$148	$(7)	$-

In millions	Balance, Beginning of Year	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in Credit Risk in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2022	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of June 30, 2022 (2)
Liabilities:
Medium-term notes	$98	$(22)	$13	$-	$-	$(47)	$-	$-	$-	$42	$(20)	$14
Liabilities of consolidated VIEs:
VIE notes	291	(26)	20	-	-	(68)	-	-	-	217	(8)	6

Total liabilities	$389	$(48)	$33	$-	$-	$(115)	$-	$-	$-	$259	$(28)	$20

(1) -	Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

(2) -	Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2021

In millions	Balance, Beginning of Year	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2021	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2021 (1)
Assets:
Assets of consolidated VIEs:
Loans receivable - residential	$120	$34	$-	$-	$-	$(11)	$(14)	$-	$-	$129	$31	$-
Loan repurchase commitments	604	(4)	-	-	-	(600)	-	-	-	-	-	-
Currency derivatives	6	2	-	-	-	-	-	-	-	8	2	-
Other	14	(1)	-	-	-	-	-	-	-	13	(1)	-

Total assets	$744	$31	$-	$-	$-	$(611)	$(14)	$-	$-	$150	$32	$-

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2021	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of June 30, 2021 (2)
Liabilities:
Medium-term n otes	$110	$(9)	$4	$-	$-	$-	$-	$-	$-	$105	$(9)	$4
Other derivatives	49	-	-	-	-	(49)	-	-	-	-	-	-
Liabilities of consolidated VIEs:
VIE notes	303	48	(24)	-	-	(32)	(5)	-	-	290	28	(5)

Total liabilities	$462	$39	$(20)	$-	$-	$(81)	$(5)	$-	$-	$395	$19	$(1)

(1)	- Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

(2)	- Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
For the six months ended June 30, 2022 and 2021, there were no transfers into or out of Level 3.
Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended June 30, 2022 and 2021 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2022	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2021
Revenues:
Net gains (losses) on financial instruments at fair value and foreign exchange	$14	$12	$2	$2
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	25	(1)	(4)	(2)

Total	$39	$11	$(2)	$-

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the six months ended June 30, 2022 and 2021 are reported on the Company’s consolidated statements of operations as follows:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2022	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2021
Revenues:
Net gains (losses) on financial instruments at fair value and foreign exchange	$23	$20	$9	$9
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	23	1	(17)	4

Total	$46	$21	$(8)	$13

Fair Value Option
The Company elected to record at fair value certain financial instruments, including financial instruments that are consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs.
The following table presents the gains and (losses) included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 for financial instruments for which the fair value option was elected:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Investments carried at fair value (1)	$(26)	$3	$(34)	$6
Fixed-maturity securities held at fair value-VIE (2)	(2)	1	(3)	2
Loans receivable at fair value:
Residential mortgage loans (2)	(6)	24	(5)	34
Loan repurchase commitments (2)	-	-	-	(4)
Other assets-VIE (2)	1	(1)	2	(1)
Medium-term notes (1)	13	2	22	9
Variable interest entity notes (2)	28	(26)	23	(50)

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2022 and December 31, 2021 for loans and notes for which the fair value option was elected:

	As of June 30, 2022			As of December 31, 2021
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans - current	$40	$40	$-	$40	$40	$-
Residential mortgage loans (90 days or more past due)	144	28	116	141	37	104

Total loans receivable and other instruments at fair value	$184	$68	$116	$181	$77	$104
Variable interest entity notes	$832	$217	$615	$922	$291	$631
Medium-term notes	$52	$42	$10	$108	$98	$10
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
Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option
As of June 30, 2022 and December 31, 2021, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were losses of $64 million and $32 million, respectively, reported in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the three months ended June 30, 2022 and 2021, the portions of instrument-specific credit risk included in accumulated other comprehensive income (“AOCI”) that were recognized in earnings due to settlement of liabilities were gains
of $15 million and
losses of
$4
million, respectively. During the six months ended June 30, 2022 and 2021, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were gains o
f $12 million and
losses of
$24 million, respectively.
Note 7: Investments
Investments, excluding equity instruments, those elected under the fair value option and those classified as trading, consist of debt instruments classified as available-for-sale (“AFS”).
The following tables present the amortized cost, allowance for credit losses, corresponding gross unrealized gains and losses and fair value for AFS investments in the Company’s consolidated investment portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022
In millions	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$716	$-	$15	$(30)	$701
State and municipal bonds	353	-	7	(7)	353
Foreign governments	21	-	-	(4)	17
Corporate obligations	909	(3)	2	(112)	796
Mortgage-backed securities:
Residential mortgage-backed agency	205	-	-	(14)	191
Residential mortgage-backed non-agency	144	-	4	(11)	137
Commercial mortgage-backed	17	-	-	(1)	16
Asset-backed securities:
Collateralized debt obligations	122	-	-	(5)	117
Other asset-backed	140	-	-	(3)	137

Total AFS investments	$2,627	$(3)	$28	$(187)	$2,465

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

The following table presents the distribution by contractual maturity of AFS fixed-maturity securities at amortized cost, net of allowance for credit losses, and fair value as of June 30, 2022. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities
In millions	Net Amortized Cost	Fair Value
Due in one year or less	$349	$349
Due after one year through five years	354	345
Due after five years through ten years	392	358
Due after ten years	901	815
Mortgage-backed and asset-backed	628	598

Total fixed-maturity investments	$2,624	$2,465

Deposited and Pledged Securities
The fair value of securities on deposit with various regulatory authorities as of June 30, 2022 and December 31, 2021 was $11 million. These deposits are required to comply with state insurance laws.
Pursuant to the Company’s tax sharing agreement, securities held by MBIA Inc. in the Tax Escrow Account are included as “Investments pledged as collateral, at fair value” on the Company’s consolidated balance sheets.
Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of June 30, 2022 and December 31, 2021, the fair value of securities pledged as collateral for these investment agreements approximated $296 million and $280 million, respectively. The Company’s collateral as of June 30, 2022 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks.
Refer to “Note 8: Derivative Instruments” for information about securities posted to derivative counterparties.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

Impaired Investments
The following tables present the non-credit related gross unrealized losses related to AFS investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$318	$(27)	$19	$(3)	$337	$(30)
State and municipal bonds	53	(7)	-	-	53	(7)
Foreign governments	15	(4)	1	-	16	(4)
Corporate obligations	732	(105)	25	(7)	757	(112)
Mortgage-backed securities:
Residential mortgage-backed agency	146	(7)	41	(7)	187	(14)
Residential mortgage-backed non-agency	118	(11)	1	-	119	(11)
Commercial mortgage-backed	16	(1)	-	-	16	(1)
Asset-backed securities:
Collateralized debt obligations	81	(3)	36	(2)	117	(5)
Other asset-backed	132	(3)	1	-	133	(3)

Total AFS investments	$1,611	$(168)	$124	$(19)	$1,735	$(187)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$161	$(1)	$16	$(1)	$177	$(2)
State and municipal bonds	11	-	-	-	11	-
Foreign governments	3	-	-	-	3	-
Corporate obligations	270	(5)	8	-	278	(5)
Mortgage-backed securities:
Residential mortgage-backed agency	94	(1)	1	-	95	(1)
Residential mortgage-backed non-agency	3	-	1	-	4	-
Commercial mortgage-backed	2	-	-	-	2	-
Asset-backed securities:
Collateralized debt obligations	60	-	29	-	89	-
Other asset-backed	72	(1)	-	-	72	(1)

Total AFS investments	$676	$(8)	$55	$(1)	$731	$(9)

Gross unrealized losses on AFS investments increased as of June 30, 2022 compared with December 31, 2021 primarily due to higher interest rates and widening credit spreads.
With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of June 30, 2022 and December 31, 2021 was 14 and 11 years, respectively. As of June 30, 2022 and December 31, 2021, there were 89 and 36 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 81 and 7 securities, respectively, were below book value by more than 5%.

2
8

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of June 30, 2022:

	AFS Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	36	$53	$49
> 15% to 25%	18	51	42
> 25% to 50%	24	15	10
> 50%	3	-	-

Total	81	$119	$101

As of June 30, 2022, the Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of June 30, 2022 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value. For the three and six months ended June 30, 2022, impairment loss due to intent to sell securities in an unrealized loss position was $19 million and reported in “Other net realized gains (losses)” on the Company’s consolidated results of operation.
Credit Losses on Investments
The Company’s fixed-maturity securities for which fair value is less than amortized cost are reviewed quarterly in order to determine whether a credit loss exists. If the Company determines that the declines in the fair value are related to credit loss, the Company will establish an allowance for credit losses and recognize the credit component through earnings. Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the Company’s policy for its determination of credit losses. The Company did not purchase any credit-deteriorated assets for the six months ended June 30, 2022 and 2021.
Allowance for Credit Losses Rollforward
The following tables present the rollforward of allowance for credit losses on AFS investments for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022
In millions	Balance as of March 31, 2022	Additions not previously recorded	Additions arising from PCD Assets	Reductions from Securities Sold	Reductions- Intent to sell or MLTN	Change in Allowance Previously Recorded	Write Offs	Recoveries	Balance as of June 30, 2022
AFS Investments
Fixed-maturity investments:
Corporate obligations	$3	$-	$-	$-	$-	$-	$-	$-	$3

Total Allowance on AFS investments	$3	$-	$-	$-	$-	$-	$-	$-	$3

	Six Months Ended June 30, 2022

In millions	Balance as of December 31, 2021	Additions not previously recorded	Additions arising from PCD Assets	Reductions from Securities Sold	Reductions- Intent to sell or MLTN	Change in Previously Allowance Recorded	Write Offs	Recoveries	Balance as of June 30, 2022
AFS Investments
Fixed-maturity investments:
Corporate obligations	$-	$3	$-	$-	$-	$-	$-	$-	$3

Total Allowance on AFS investments	$-	$3	$-	$-	$-	$-	$-	$-	$3

The additions to credit losses for the six months ended June 30, 2022 were related to concerns on an issuer’s credit deterioration as a result of the Ukraine and Russia conflict. The Company did not record any allowance for credit losses for the three or six months ended June 30, 2021.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

The Company does not recognize credit losses on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of June 30, 2022 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company. The Company did not hold any securities in an unrealized loss position that were insured by a third-party financial guarantor as of June 30, 2022.

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (1)
Mortgage-backed	$110	$(10)	$125
Corporate oblig ations	86	(16)	-

Total	$196	$(26)	$125

(1) -
 Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured and are discounted using a discount rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract and may differ from the fair value.

Sales of Available-for-Sale Investments
Gross realized gains and losses from sales of AFS investments are recorded within “Net realized investment gains (losses)” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Proceeds from sales	$414	$218	$520	$396
Gross realized gains	$1	$2	$1	$6
Gross realized losses	$(22)	$(3)	$(25)	$(8)
Equity and Trading Investments
Equity and trading investments are included within “Investments carried at fair value” on the Company’s consolidated balance sheets. Investments designated as trading include the CVI received in the first quarter of 2022 in connection with the implementation of the GO PSA. Unrealized gains and losses recognized on equity and trading investments held as of the end of each period for the three and six months ended June 30, 2022 and 2021 are as follows:

In millions	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net gains (losses) recognized during the period on equity and trading securities	$(18)	$3	$(28)	$5
Less:
Net gains (losses) recognized during the period on equity and trading securities sold during the period	(1)	-	-	-

Unrealized gains (losses) recognized during the period on equity and trading securities still held at the reporting date	$(17)	$3	$(28)	$5

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

3
0

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 8: Derivative Instruments (continued)

Credit Derivatives Sold
The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of June 30, 2022 and December 31, 2021. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s Investor Services (“Moody’s”), Standard & Poor’s Financial Services, LLC (“S&P”) or MBIA.

$ in millions	As of June 30, 2022
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured swaps	14.1 Years	$-	$53	$1,026	$292	$-	$1,371	$-

Total fair value		$-	$-	$-	$-	$-		$-

$ in millions	As of December 31, 2021
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured swaps	14.1 Years	$-	$61	$1,136	$292	$-	$1,489	$(1)

Total fair value		$-	$-	$(1)	$-	$-		$(1)

Internal credit ratings assigned by MBIA on the underlying credit exposures are assigned by the Company’s surveillance group. In assigning an internal rating, current status reports from issuers and trustees, as well as publicly available transaction-specific information, are reviewed. The maximum potential amount of future payments (undiscounted) on insured swaps that are primarily insured interest rate swaps is estimated as the net interest settlements plus principal payments where applicable, on amortizing swaps
.
MBIA may hold recourse provisions through subrogation rights of the swap counterparty, whereby if MBIA makes a claim payment, it may be entitled to receive net swap settlements from the issuer under the swap agreement.
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
Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of June 30, 2022 and December 31, 2021, the Company did not hold or post cash collateral to derivative counterparties.
As of June 30, 2022 and December 31, 2021, the Company had securities with a fair value of $92 million and $159 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheets.
As of June 30, 2022 and December 31, 2021, the fair value on one Credit Support Annex (“CSA”) was $1 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of June 30, 2022 and December 31, 2021, the counterparty was rated Aa3 by Moody’s and A+ by
S&P.

3
1

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
The following tables present the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of June 30, 2022 and December 31, 2021:

	June 30, 2022
In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured swaps	$1,371	Other assets	$-	Derivative liabilities	$-
Interest rate swaps	379	Other assets	1	Derivative liabilities	(72)
Interest rate swaps-embedded	190	Medium-term notes	-	Medium-term notes	(4)
Currency swaps-VIE	47	Other assets-VIE	9	Derivative liabilities-VIE	-

Total non-designated derivatives	$1,987		$10		$(76)

(1) -
 In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

	December 31, 2021
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

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2022 and 2021:

In millions
Derivatives Not Designated as		Three Months Ended June 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2022	2021
Insured swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$1	$-
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	26	(18)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	-	(1)

Total		$27	$(19)

3
2

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 8: Derivative Instruments (continued)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2022 and 2021:

In millions
Derivatives Not Designated as Hedging Instruments		Six Months Ended June 30,
	Location of Gain (Loss) Recognized in Income on Derivative	2022	2021
Insured swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$1	$-
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	56	17
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	-	1

Total		$57	$18

Note 9: Income Taxes
The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Income (loss) before income taxes	$(36)	$(61)	$(109)	$(167)
Provision (benefit) for income taxes	$-	$-	$-	$-
Effective tax rate	0.0%	0.0%	0.0%	0.0%
For the six months ended June 30, 2022 and 2021, the Company’s effective tax rate applied to its loss before income taxes was lower than the U.S. statutory tax rate due to the full valuation allowance on the changes in its net deferred tax asset.
Deferred Tax Asset, Net of Valuation Allowance
The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $1.1 billion as of June 30, 2022 and December 31, 2021. The Company will continue to analyze the valuation allowance on a quarterly basis.
Net operating losses (“NOLs”) of property and casualty insurance companies are permitted to be carried back two years and carried forward 20 years. NOLs of property and casualty insurance companies are not subject to the 80 percent taxable income limitation and indefinite lived carryforward period required by the Tax Cuts and Jobs Act applicable to general corporate NOLs.
Accounting for Uncertainty in Income Taxes
The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of June 30, 2022 and December 31, 2021, the Company had no UTB.
Federal income tax returns through 2011 have been examined or surveyed. As of June 30, 2022, the Company’s NOL is approximately $3.8 billion. NOLs generated prior to tax reform and property and casualty NOLs generated after tax reform will expire between tax years 2031 through 2042. As of June 30, 2022, the Company has a foreign tax credit carryforward of $58 million, which will expire between tax years 2022 through 2032.
Section 382 of the Internal Revenue Code
Included in the Company’s Amended By-Laws are restrictions on certain acquisitions of Company stock that otherwise may have increased the likelihood of an ownership change within the meaning of Section 382 of the Internal Revenue Code. With certain exceptions, the By-Laws generally prohibit
a person from becoming a “Section 382 five-percent shareholder” by acquiring, directly or by attribution, 5% or more of the outstanding shares of the Company’s common stock.

3
3

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments
As defined by segment reporting, an operating segment is a component of a co
mpany (i) that engages in business activities from which it earns revenue and incurs expenses, (ii) whose operating results are regularly reviewed by the Chief Operating Decision Maker to assess the performance of the segment and to make decisions about the allocation of resources to the segment and, (iii) for which discrete financial information is available.
The Company manages its businesses across three operating segments: 1) U.S. public finance insurance; 2) corporate; and 3) international and structured finance insurance. The Company’s U.S. public finance insurance business is operated through National and its international and structured finance insurance business is operated through MBIA Corp.
The following sections provide a description of each of the Company’s reportable operating segments
.
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
Corporate
The Company’s corporate segment consists of general corporate activities, including providing support services to MBIA Inc.’s subsidiaries as well as asset and capital management. Support services are provided by the Company’s service company, MBIA Services, and include, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. Capital management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiary, MBIA Global Funding, LLC (“GFL”). MBIA Inc. issued debt to finance the operations of the MBIA group. GFL raised funds through the issuance of MTNs with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. MBIA Inc. also provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. The Company has ceased issuing new MTNs and investment agreements and the outstanding liability balances and corresponding asset balances have declined over time as liabilities matured, terminated or were called or repurchased. All of the debt within the corporate segment is managed collectively and is serviced by available liquidity
.
International and Structured Finance Insurance
The Company’s international and structured finance insurance segment is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, non-U.S. public finance and global structured finance insured obligations when due, or in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise. MBIA Corp. insures non-U.S. public finance and global structured finance obligations, including asset-backed obligations. MBIA Corp. has insured sovereign-related and sub-sovereign bonds, utilities, privately issued bonds used for the financing of projects that include toll roads, bridges, airports, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, structured settlements, consumer loans, and corporate loans and bonds. MBIA Corp. insures the investment contracts written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. MBIA Insurance Corporation also insures debt obligations of GFL. During the three months ended June 30, 2022, debt obligations affiliated with MZ Funding LLC matured and were repaid in full. MBIA Corp. has also written policies guaranteeing obligations under certain derivative contracts, including termination payments that may become due upon certain insolvency or payment defaults of the financial guarantor or the issuer. MBIA Corp. has not written any meaningful amount of business since 2008.

3
4

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 10: Business Segments (continued)

Segments Results
The following tables provide the Company’s segment results for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	U.S. Public		International
			and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated

Revenues (1)	$(13)	$4	$12	$-		$3
Net gains (losses) on financial instruments at fair value and foreign exchange	(21)	37	(7)	-		9
Net gains (losses) on extinguishment of debt	-	4	-	-		4
Revenues of consolidated VIEs	-	-	24	-		24
Inter-segment revenues (2)	6	14	2	(22)		-

Total revenues	(28)	59	31	(22)		40
Losses and loss adjustment	49	-	(29)	-		20
Amortization of deferred acquisition costs and operating	1	8	3	-		12
Interest	-	14	29	-		43
Expenses of consolidated VIEs	-	-	1	-		1
Inter-segment expenses (2)	10	6	5	(21)		-

Total expenses	60	28	9	(21)		76

Income (loss) before income taxes	$(88)	$31	$22	$(1)		$(36)

Identifiable assets	$3,079	$665	$1,729	$(1,406	) (3)	$4,067

(1) -	Consists of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).
(2) -	Primarily represents intercompany service charges and intercompany net investment income and expenses.
(3) -	Consists principally of intercompany reinsurance balances.

	Three Months Ended June 30, 2021
	U.S. Public		International
			and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations	Consolidated

Revenues (1)	$21	$2	$6	$-	$29
Net gains (losses) on financial instruments at fair value and foreign exchange	3	(18)	(5)	-	(20)
Net gains (losses) on extinguishment of debt	-	14	-	-	14
Revenues of consolidated VIEs	-	-	(5)	-	(5)
Inter-segment revenues (2)	6	18	4	(28)	-

Total revenues	30	16	-	(28)	18
Losses and loss adjustment	(42)	-	51	-	9
Amortization of deferred acquisition costs and operating	4	17	3	-	24
Interest	-	14	27	-	41
Expenses of consolidated VIEs	-	-	5	-	5
Inter-segment expenses (2)	11	4	11	(26)	-

Total expenses	(27)	35	97	(26)	79

Income (loss) before income taxes	$57	$(19)	$(97)	$(2)	$(61)

(1) -	Consists of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).
(2) -	Primarily represents intercompany service charges and intercompany net investment income and expenses.
The following tables provide the Company’s segment results for the six months ended June 30, 2022 and 2021:

3
5

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 10: Business Segments (continued)

	Six Months Ended June 30, 2022
	U.S. Public		International
			and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$7	$6	$17	$-		$30
Net gains (losses) on financial instruments at fair value and foreign exchange	(37)	76	(13)	-		26
Net gains (losses) on extinguishment of debt	-	4	-	-		4
Revenues of consolidated VIEs	-	-	20	-		20
Inter-segment revenues (2)	14	31	5	(50)		-

Total revenues	(16)	117	29	(50)		80
Losses and loss adjustment	136	-	(67)	-		69
Amortization of deferred acquisition costs and operating	4	23	6	-		33
Interest	-	28	56	-		84
Expenses of consolidated VIEs	-	-	3	-		3
Inter-segment expenses (2)	23	12	14	(49)		-

Total expenses	163	63	12	(49)		189

Income (loss) before income taxes	$(179)	$54	$17	$(1)		$(109)

Identifiable assets	$3,079	$665	$1,729	$(1,406	) (3)	$4,067

(1) -	Consists of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).
(2) -	Primarily represents intercompany service charges and intercompany net investment income and expenses.
(3) -	Consists principally of intercompany reinsurance balances.

	Six Months Ended June 30, 2021
	U.S. Public		International
			and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations	Consolidated
Revenues (1)	$44	$6	$13	$-	$63
Net gains (losses) on financial instruments at fair value and foreign exchange	-	38	(6)	-	32
Net gains (losses) on extinguishment of de bt	-	14	-	-	14
Revenues of consolidated VIEs	-	-	(19)	-	(19)
Inter-segment revenues (2)	14	36	8	(58)	-

Total revenues	58	94	(4)	(58)	90
Losses and loss adjustment	67	-	40	-	107
Amortization of deferred acquisition costs and operating	8	38	6	-	52
Interest	-	28	54	-	82
Expenses of consolidated VIEs	-	-	16	-	16
Inter-segment expenses (2)	25	10	21	(56)	-

Total expenses	100	76	137	(56)	257

Income (loss) before income taxes	$(42)	$18	$(141)	$(2)	$(167)

(1) -	Consists of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).
(2) -	Primarily represents intercompany service charges and intercompany net investment income and expenses.
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

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except per share amounts	2022	2021	2022	2021
Basic earnings per share:
Net income (loss)	$(36)	$(61)	$(109)	$(167)
Less: undistributed earnings allocated to participating securities	-	-	-	-

Net income (loss) available to common shareholders	$(36)	$(61)	$(109)	$(167)
Basic weighted average shares (1)	49.8	49.5	49.7	49.4

Net income (loss) per basic common share	$(0.72)	$(1.23)	$(2.20)	$(3.38)
Diluted earnings per share:
Net income (loss)	$(36)	$(61)	$(109)	$(167)
Less: undistributed earnings allocated to participating securities	-	-	-	-
Net income (loss) available to common shareholders	$(36)	$(61)	$(109)	$(167)
Diluted weighted average shares	49.8	49.5	49.7	49.4

Net income (loss) per diluted common share	$(0.72)	$(1.23)	$(2.20)	$(3.38)
Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	5.0	4.9	5.0	4.9

(1) -
Includes 0.8
 million and 0.9
 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for each of the three months and six
months ended June 30
, 2022
and 2021
, respectively.

Note 12: Accumulated Other Comprehensive Income
The following table presents the changes in the
co
mponents of AOCI for the six months ended June 30, 2022:

	Unrealized Gains (Losses) on AFS Securities, Net		Instrument- Specific
			Credit Risk of
		Foreign Currency	Liabilities Measured
In millions		Translation, Net	at Fair Value, Net	Total
Balance, December 31, 2021	$138	$(6)	$(32)	$100
Other comprehensive income (loss) before reclassifications	(298)	1	(20)	(317)
Amounts reclassified from AOCI	(2)	-	(12)	(14)

Net period other comprehensive income (loss)	(300)	1	(32)	(331)

Balance, June 30, 2022	$(162)	$(5)	$(64)	$(231)

3
7

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 12: Accumulated Other Comprehensive Income (continued)

The following table presents the details of the reclassifications from AOCI for the three and six months ended June 30, 2022 and 2021:

In millions	Amounts Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components	2022	2021	2022	2021	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$2	$3	$2	$8	Net realized investment gains (losses)

Total unrealized gains (losses) on AFS securities	2	3	2	8
Instrument-specific credit risk of liabilities:
Settlement of liabilities	15	(4)	12	(24)	Net gains (losses) on financial instruments at fair value and foreign exchange - VIE

Total reclassifications for the period	$17	$(1)	$14	$(16)	Net income (loss)

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
Notes to Consolidated Financial Statements (Unaudited)
Note 13: Commitments and Contingencies (continued)

The Financial
Oversight and Management Board for Puerto Rico, as representative of The Puerto Rico Electric Power Authority, et al.
,
Case No. 17 BK 4780-LTS (
D.P.R. July 19, 2017) (Swain, J.)
On July 18, 2017, National, together with other PREPA bondholders, asked the court overseeing PREPA’s Title III proceeding to lift the automatic stay, and permit bondholders to seek appointment of a receiver to oversee PREPA. On September 14, 2017, the court held that PROMESA barred relief from the stay. The bondholders appealed the decision to the First Circuit. On August 8, 2018, the First Circuit issued an order reversing the Court’s decision on jurisdictional grounds and remanding the motion. On October 3, 2018, National, together with other monolines filed an updated motion for relief from the automatic stay to allow Movants to exercise their statutory right to have a receiver appointed at PREPA. The Oversight Board filed a motion to dismiss the receiver motion. These motions had been stayed but following the termination of the RSA on March 8, 2022 and pursuant to Judge Swain’s April 8, 2022 order, this proceeding is no longer stayed subject to Judge Swain’s pending a status report request to the Oversight Board on August 15, 2022.
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
On March 8, 2022, the RSA was terminated and, pursuant to the Court’s April 8 order, this action is no longer stayed subject to Judge Swain’s pending status report request to the Oversight Board on August 15, 2022.
Cortland Capital Market Services LLC, et al. v. The Financial Oversight and Management Board for Puerto Rico et al.,
Case No. 19-00396 (D.P.R. July 9, 2019) (Swain, J.)
On July 9, 2019, the “Fuel Line Lenders,” parties who extended approximately
$700
million to PREPA beginning in 2012 to fund fuel purchases, filed an adversary complaint against the Oversight Board, PREPA, AAFAF, and the Trustee for the PREPA Bonds, alleging that they are entitled to be paid in full before National and other bondholders have any lien on or recourse to PREPA’s assets, including pursuant to the RSA. On September 30, 2019, the Fuel Line Lenders filed an amended complaint which added National, Assured, Syncora, and the Ad Hoc Group as defendants. Defendants moved to dismiss the Fuel Line Lenders’ adversary complaint on November 11, 2019. The Fuel Line Lenders filed their opposition to the motion to dismiss on December 5, 2019. Defendants’ reply in support of the motion to dismiss was filed February 3, 2020. The hearing on the motion to dismiss was adjourned until the Court determines when the PREPA 9019 Settlement Motion, but following the termination of the RSA on March 8, 2022, will return to the active calendar.
National Public Finance Guarantee Corporation et al. v. UBS Financial Services, Inc. et al.,
No. SJ2019CV07932 (Superior Court San Juan)
On August 8, 2019, National and MBIA Corp. filed suit in the Court of First Instance in San Juan, Puerto Rico against UBS Financial Services, Inc., UBS Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Merrill Lynch, Fenner & Smith Inc., RBC Capital Markets LLC, and Santander Securities LLC, bringing two claims under Puerto Rico law: doctrina de actos propios (the doctrine of one’s own acts) and unilateral declaration of will. These claims concern the insurance by National of bonds issued by the Commonwealth of Puerto Rico and its instrumentalities that were underwritten by these defendants. National alleges that, when the defendants solicited bond insurance, they represented through their acts that they would investigate certain information they provided to National and that they had a reasonable basis to believe that information was true and complete. National further alleges that the defendants did not perform such investigations and that key information was untrue or incomplete. National seeks damages to be proven at trial. On September 16, 2020, Defendants filed a motion to dismiss the complaint. National filed its objection to that motion on October 7, 2020, and briefing concluded on November 30, 2020. On June 2, 2021, the Superior Court denied Defendants’ motion to dismiss. Defendants appealed but filed an answer to the complaint on July 15, 2021. On December 17, 2021, the Commonwealth of Puerto Rico Court of Appeals issued a judgment reversing the Superior Court’s decision on the motion to dismiss. On January 4, 2022, National filed with the Court of Appeals a motion for reconsideration of its judgment concerning the motion to dismiss. On February 17, 2022, the Court of Appeals issued an order denying National’s motion for reconsideration. On March 23, 2022, National filed a Petition for Certiorari to the Supreme Court of the Commonwealth of Puerto Rico, which was denied on May 13, 2022. On May 27, 2022 National filed a motion for reconsideration. On June 8, 2022 Defendants filed their response to National’s motion for reconsideration.

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
There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the
Com
pany or any of its subsidiaries is a party.
Lease Commitments
The Company has a lease agreement for its headquarters in Purchase, New York. The initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense is recognized on a straight-line basis. The following table provides information about the Company’s leases as of June 30, 2022:

$ in millions	As of June 30, 2022	Balance Sheet Location

Right-of-use asset	$18	Other assets
Lease liability	$18	Other liabilities
Weighted average remaining lease term (years)	7.3
Discount rate used for operating leases	7.5%
Total future minimum lease payments	$24

4
0

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
OVERVIEW
MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA”, the “Company”, “we”, “us”, or “our”) operates within the financial guarantee insurance industry. MBIA manages its business within three operating segments: 1) United States (“U.S.”) public finance insurance; 2) corporate; and 3) international and structured finance insurance. Our U.S. public finance insurance portfolio is managed through National Public Finance Guarantee Corporation (“National”), our corporate segment is managed through MBIA Inc. and several of its subsidiaries, including our service company, MBIA Services Corporation (“MBIA Services”), and our international and structured finance insurance business is primarily managed through MBIA Insurance Corporation and its subsidiary, MBIA Mexico S.A. de C.V., (“MBIA Corp.”).
National’s primary objectives are to maximize the performance of its existing insured portfolio through effective surveillance and remediation activity and effectively manage its investment portfolio. Our corporate segment consists of general corporate activities, including providing support services to MBIA’s operating subsidiaries and asset and capital management. MBIA Corp.’s primary objectives are to satisfy all claims by its policyholders and to maximize future recoveries, if any, for its surplus note holders, and then its preferred stock holders. MBIA Corp. is executing this strategy by, among other things, taking steps to maximize the collection of recoveries and reducing and mitigating potential losses on its insurance exposures. We do not expect National or MBIA Corp. to write significant new business.
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
During the second quarter of 2022, overall U.S. economic activity picked up with the employment rate remaining low with robust job gains. Inflation remains elevated with supply and demand issues related to COVID-19, higher energy prices, and broader price pressures. The Ukraine and Russia conflict is causing tremendous human and economic hardship, which is creating upward pressure on inflation and is weighing on global economic activity. With the Federal Open Market Committee (“FOMC”) seeking to achieve maximum employment and 2% inflation, the FOMC increased its target for the federal funds rate by 75 basis at each of its June and July 2022 meetings. Economic and financial market trends could impact the Company’s financial results. Economic improvement at the state and local level strengthens the credit quality of the issuers of our insured municipal bonds, improves the performance of our insured U.S. public finance portfolio and could reduce the amount of National’s potential incurred losses. In addition, higher projected interest rates could yield increased returns on our Company’s investment portfolio. Alternatively, higher energy prices could have an adverse impact on certain sales taxes to the extent consumer spending decreases as a result. Some states and municipalities may experience a decrease in revenues if their economies are reliant on the oil and gas industries.
We do not insure any sovereign or sub-sovereign debt of Russia or Ukraine. Additionally, we have an immaterial amount of direct or indirect Russian or Ukraine debt holdings in our investment portfolios and have recorded credit losses and unrealized losses on these investments in the first six months of 2022. Refer to the following “Results of Operations—U.S. Public Finance Insurance Segment” section for additional information on these credit losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW (continued)

2022 Business Developments
The following is a summary of 2022 business developments:
Puerto Rico

•
On January 1, 2022, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $47 million. As of June 30, 2022, National had $2.1 billion of debt service outstanding related to Puerto Rico.

•
On July 1, 2022, Puerto Rico defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $142 million, which decreased the $2.1 billion of debt service outstanding related to Puerto Rico.

PREPA

•
On March 8, 2022, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) and Puerto Rico Electric Power Authority (“PREPA”) terminated the RSA. On April 8, 2022, the Court appointed a new panel of judges to commence mediation among the Oversight Board, the Ad Hoc creditor group as holders of PREPA Senior Bonds, Assured, National and Syncora (the “April 8 Order”). The mediation deadline is currently August 15, 2022. The April 8 Order further provides that nothing therein acts as a stay of any pending adversary proceedings or contested matters in the PREPA case, subject to the Court’s pending request to the Oversight Board for a status report by August 15, 2022.

•
As of June 30, 2022, National has sold approximately 35% of its PREPA bankruptcy claims related to insurance claims paid on matured National-insured PREPA bonds. These sales monetized a portion of National’s salvage asset and reduced potential volatility and ongoing risk of remediation around the PREPA credit.

GO and HTA

•
On February 22, 2021, National agreed to join a plan support agreement, dated as of February 22, 2021 (the “GO PSA”), among the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), certain holders of Puerto Rico Commonwealth GO (“GO”) Bonds and Puerto Rico Public Buildings Authority (“PBA”) bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp, and Syncora Guarantee Inc. in connection with the Puerto Rico Commonwealth GO (“GO”) and PBA Title III cases. The GO PSA was effective and implemented on March 15, 2022 and among other things, National received cash, including certain fees, newly issued General Obligation bonds (“GO Bonds”) and a contingent value instrument (“CVI”) totaling approximately $1.0 billion. The CVI is intended to provide creditors with additional recoveries based on potential outperformance of Puerto Rico 5.5% Sales and Use Tax receipts based on the projections in the 2020 certified fiscal plan, subject to certain caps. Subsequent to the GO PSA implementation, National made $277 million of acceleration and commutation payments pursuant to the GO PSA. Accordingly, National’s GO and PBA gross par outstanding and debt service outstanding have been reduced to zero from approximately $380 million and $495 million, respectively.

•
On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain clawback claims and providing for a distribution of cash, bonds and a contingent value instrument to Puerto Rico Highway and Transportation Authority (“HTA”) bondholders subject to completing negotiations on a plan support agreement in respect of an HTA plan of adjustment (the “HTA PSA”). On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA. On May 2, 2022, the Oversight Board filed the Title III Plan of Adjustment for the Puerto Rico Highways and Transportation Authority (the “HTA Plan”), together with the Disclosure Statement and supporting documents. On June 22, 2022, the Disclosure Statement was approved by the Court. Confirmation is scheduled for August 17 and 18, 2022. During July of 2022 and pursuant to the HTA PSA, National received $33 million of cash and $358 million face amount of CVI relating to HTA. In addition, National expects to receive additional cash and newly issued HTA bonds, or cash equal to the face amount of the newly issued HTA bonds, following the effective date of the HTA Plan.

Refer to the following “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Summary of Consolidated Results
The following table presents a summary of our consolidated financial results for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except for per share, percentage and share amounts	2022	2021	2022	2021
Total revenues	$40	$18	$80	$90
Total expenses	76	79	189	257

Income (loss) before income taxes	(36)	(61)	(109)	(167)
Provision (benefit) for income taxes	-	-	-	-

Net income (loss)	$(36)	$(61)	$(109)	$(167)

Net income (loss) per basic and diluted common share	$(0.72)	$(1.23)	$(2.20)	$(3.38)
Effective tax rate	0.0%	0.0%	0.0%	0.0%
Adjusted net income (loss) (1)	$(47)	$37	$(143)	$(79)
Adjusted net income (loss) per diluted share (1)	$(0.93)	$0.76	$(2.87)	$(1.60)
Weighted average basic and diluted common shares outstanding	49,826,695	49,488,368	49,729,610	49,373,883

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

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021
Income (loss) Before Income Taxes
Consolidated total revenues increased for the three months ended June 30, 2022 compared with the same period of 2021 principally due to fair value gains on interest rate swaps, gains from changes in foreign exchange rates, gains from consolidated variable interest entities (“VIEs”) and an increase in net investment income. These favorable changes in revenues were partially offset by losses from fair valuing investments, sales of investments and impairing investments to fair value for investments we intend to sell. Fair value gains of $29 million on our interest rate swaps for the three months ended June 30, 2022 were due to increases in interest rates compared with a loss of $14 million from a decrease in interest rates in the same period of 2021. Foreign exchange gains for the three months ended June 30, 2022 on Euro-denominated liabilities were $15 million compared with losses of $5 million for the same period of 2021. Consolidated VIE revenue for the three months ended June 30, 2022 included $24 million primarily due to the reclassification of credit risk gains from accumulated other comprehensive income (“AOCI”) due to the early redemption of VIE liabilities carried at fair value. In addition, for the three months ended June 30, 2022, net investment income increased $10 million compared with the same period of 2021 primarily due to higher average asset balances. The three months ended June 30, 2022 includes $34 million of losses from fair valuing investments, $21 million of realized losses on investments sold and $19 million of impairments on investments as a result of our intent to sell these securities before they recover their cost basis.
Consolidated total expenses for the three months ended June 30, 2022 included $20 million of losses and loss adjustment expense (“LAE”) compared with losses and LAE of $9 million for the same period of 2021. This increase in losses and LAE was primarily due to an increase in net losses and LAE on certain Puerto Rico credits, partially offset by favorable changes in losses and LAE from insured CDOs and first-lien RMBS in 2022 when compared with 2021. Refer to the following “Losses and Loss Adjustment Expenses” sections in the Results of Operations of our U.S. Public Finance Insurance and International and Structured Finance Insurance segments for additional information on our insurance losses and LAE. Operating expense decreased for the three months ended June 30, 2022 compared with the same period of 2021 primarily due to a decrease in compensation expense related to the Company’s deferred compensation plan. Also, interest expense of consolidated VIEs decreased for the three months ended June 30, 2022 compared with the same period of 2021 due to the repayment of the outstanding insured senior notes of MBIA Corp.’s financing facility between MZ Funding and certain purchasers (“Refinanced Facility”) during 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS (continued)

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021
Income (loss) Before Income Taxes
Consolidated total revenues decreased for the six months ended June 30, 2022 compared with the same period of 2021 principally due to losses from fair valuing investments, sales of investments and impairing investments to fair value for investments we intend to sell. These unfavorable changes in revenues were partially offset by fair value gains on interest rate swaps, gains from consolidated VIEs and an increase in net investment income. The six months ended June 30, 2022 includes $53 million of losses from fair valuing investments, $24 million of realized losses on investments sold and $19 million of impairments on investments as a result of our intent to sell these securities before they recover their cost basis. Fair value gains on our interest rate swaps for the six months ended June 30, 2022 were $62 million compared with gains of $25 million for the same period of 2021. The increase was due to a larger increase in interest rates in 2022. Consolidated VIE revenue for the six months ended June 30, 2022 was a gain of $20 million compared with a loss of $19 million for the same period of 2021. This favorable change is primarily due to the reclassification of credit risk gains from AOCI compared with the reclassification of credit risk losses in 2021 due to the early redemption of VIE liabilities carried at fair value. In addition, for the six months ended June 30, 2022, net investment income increased $14 million compared with the same period of 2021 primarily due to higher average asset balances.
Consolidated total expenses for the six months ended June 30, 2022 included $69 million of losses and LAE compared with losses and LAE of $107 million for the same period of 2021. This decrease in losses and LAE was primarily due to favorable changes from insured CDOs and first-lien RMBS in 2022 when compared with 2021. This decrease was partially offset by an increase in net losses and LAE on certain Puerto Rico credits. Refer to the following “Losses and Loss Adjustment Expenses” sections in the Results of Operations of our U.S. Public Finance Insurance and International and Structured Finance Insurance segments for additional information on our insurance losses and LAE. Operating expense decreased for the six months ended June 30, 2022 compared with the same period of 2021 primarily due to a decrease in compensation expense related to the Company’s deferred compensation plan. Also, interest expense of consolidated VIEs decreased for the six months ended June 30, 2022 compared with the same period of 2021 due to the repayment of the Refinanced Facility during 2021.
Three and Six Months Ended June 30, 2022 vs. Three and Six Months Ended June 30, 2021
Provision for Income Taxes
For the three and six months ended June 30, 2022 and 2021, our effective tax rate applied to our loss before income taxes was 0% compared with the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset, which includes our net operating loss (“NOL”).
As of June 30, 2022 and December 31, 2021, the Company’s valuation allowance against its net deferred tax asset was $1.1 billion. Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National. Accordingly, the Company will continue to re-evaluate its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future. Refer to “Note 9: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Non-GAAP Adjusted Net Income (Loss)
In addition to our results prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we also analyze the operating performance of the Company using adjusted net income (loss) and adjusted net income (loss) per diluted common share, both non-GAAP measures. Since adjusted net income (loss) is used by management to assess performance and make business decisions, we consider adjusted net income (loss) and adjusted net income (loss) per diluted common share fundamental measures of periodic financial performance which are useful in understanding our results. Adjusted net income (loss) and adjusted net income (loss) per diluted common share are not substitutes for net income (loss) and net income (loss) per diluted common share determined in accordance with GAAP, and our definitions of adjusted net income (loss) and adjusted net income (loss) per diluted common share may differ from those used by other companies.
Adjusted net income (loss) and adjusted net income (loss) per diluted common share include the after-tax results of the Company and remove the after-tax results of our international and structured finance insurance segment, comprising the results of MBIA Corp. which given its capital structure and business prospects, we do not expect its financial performance to have a material economic impact on MBIA Inc., as well as the following:

•
Mark-to-market gains (losses) on financial instruments
– We remove the impact of mark-to-market gains (losses) on financial instruments such as interest rate swaps, investment securities and hybrid financial instruments. These amounts fluctuate based on market interest rates, credit spreads and other market factors.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS (continued)

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except share and per share amounts	2022	2021	2022	2021
Net income (loss)	$(36)	$(61)	$(109)	$(167)
Less: adjusted net income (loss) adjustments:
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	23	(99)	18	(143)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments (1)	13	(9)	37	29
Foreign exchange gains (losses) (1)	13	(4)	19	13
Net realized investment gains (losses)	(21)	-	(23)	(1)
Net gains (losses) on extinguishment of debt	5	14	5	14
Net investment losses related to impairments of securities (2)	(22)	-	(22)	-
Adjusted net income adjustment to the (provision) benefit for income tax	-	-	-	-

Adjusted net income (loss)	$(47)	$37	$(143)	$(79)

Adjusted net income (loss) per diluted common share (3)	$(0.93)	$0.76	$(2.87)	$(1.60)

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.
(2) -	Reported within “Other net realized gains (losses)” on the Company’s consolidated statements of operations.
(3) -	Adjusted net income (loss) per diluted common share is calculated by taking adjusted net income (loss) divided by the GAAP weighted average number of diluted common shares outstanding.
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
The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

	As of June 30,	As of December 31,
In millions except share and per share amounts	2022	2021
Total shareholders’ equity of MBIA Inc.	$(748)	$(313)
Common shares outstanding	54,899,716	54,556,112
GAAP book value per share	$(13.63)	$(5.73)
Management’s adjustments described above:
Remove negative book value per share of MBIA Corp.	(36.48)	(35.94)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	(2.72)	2.02
Include net unearned premium revenue in excess of expected losses	3.28	3.58
U.S. Public Finance Insurance Segment
Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of June 30, 2022, National had total insured gross par outstanding of $34.6 billion.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2022	2021	Change	2022	2021	Change
Net premiums earned	$9	$11	-18%	$22	$28	-21%
Net investment income	21	14	50%	38	28	36%
Net realized investment gains (losses)	(20)	1	n/m	(21)	-	n/m
Net gains (losses) on financial instruments at fair
value and foreign exchange	(21)	2	n/m	(37)	-	n/m
Fees and reimbursements	-	2	-100%	1	2	-50%
Other net realized gains (losses)	(17)	-	n/m	(19)	-	n/m

Total revenues	(28)	30	n/m	(16)	58	-128%

Losses and loss adjustment	49	(42)	n/m	136	67	103%
Amortization of deferred acquisition costs	2	3	-33%	5	7	-29%
Operating	9	12	-25%	22	26	-15%

Total expenses	60	(27)	n/m	163	100	63%

Income (loss) before income taxes	$(88)	$57	n/m	$(179)	$(42)	n/m

n/m-Percent change not meaningful.
NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. Refunding activity can vary significantly from period to period based on issuer refinancing behavior. For the three months ended June 30, 2022 and 2021, scheduled premiums earned were $8 million and $9 million, respectively, and refunded premiums earned were $1 million and $2 million, respectively. For the six months ended June 30, 2022 and 2021, scheduled premiums earned were $16 million and $19 million, respectively, and refunded premiums earned were $6 million and $9 million, respectively.
NET INVESTMENT INCOME The increase in net investment income for the three and six months ended June 30, 2022 compared with the same periods of 2021 were primarily due to a higher average invested asset base resulting from sales of the PREPA bankruptcy claims and receipt of the cash and bonds from the GO PSA.
NET REALIZED INVESTMENT GAINS (LOSSES) The decrease in net realized investment gains (losses) for the three and six months ended June 30, 2022 compared with the same periods of 2021 were primarily due to losses from the sales of securities from the ongoing management of our U.S. public finance investment portfolio, including to generate liquidity to pay claims.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE For the three and six months ended June 30, 2022, net losses on financial instruments at fair value and foreign exchange were driven by fair value losses on investments for which the fair value option was elected and investments designated as trading. The losses on the fair value option investments were driven by increases in interest rates and widening of credit spreads during 2022. The losses on the trading investments were driven by mark-to-market changes on the Puerto Rico GO CVI.
OTHER NET REALIZED GAINS (LOSSES) For the three and six months ended June 30, 2022, other net realized losses were primarily related to impairments of certain investments that had unrealized losses as we intend to sell these investments before they recover their amortized cost basis.
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
For the three months ended June 30, 2022, loss and LAE incurred primarily related to changes in our actual and estimated recoveries on National’s HTA exposure. HTA loss reserves and recoveries include certain assumptions about the timing and amount of claims payments and recoveries, including assumptions about the values of recoveries on the date we expect to receive reimbursement. During the three months ended June 30, 2022, we updated assumptions used to estimate the current fair value of new HTA CVI that National received in July of 2022. These assumption changes resulted in a decrease in our estimated present value of HTA recoveries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

For the six months ended June 30, 2022, loss and LAE incurred primarily related to changes in our estimate of expected recoveries on National’s PREPA exposure, partially offset by benefits related to Puerto Rico HTA and GO recoveries. During the six months ended June 30, 2022, we updated our PREPA assumptions used to estimate the value of recoveries, the timing and amount of claim payments, as well as the timing of an implemented plan. These assumption changes resulted in a decrease in our estimated present value of expected PREPA recoveries. This was partially offset by loss benefits related to HTA and GO recoveries. During the six months June 30, 2022, our HTA recoveries increased, based on updates to the fair value of the HTA CVI that National received in July of 2022 and updated information relating to the values of the expected receipt of HTA bonds, including the consideration of the fair values of similar issued GO bonds. In addition, we recorded a loss benefit on our GO recoveries to reflect the fair values of the consideration received as of the acquisition date, which was higher than our previous estimate.
For the three months ended June 30, 2021, the loss and LAE incurred benefit primarily related to a decline in the risk-free rates used to discount the value of long-dated future recoveries on certain Puerto Rico exposures. For the six months ended June 30, 2021, the loss and LAE incurred primarily related to an increase in the risk-free rates used to discount the value of long-date future expected recoveries on certain Puerto Rico exposures.
The following table presents information about our U.S. public finance insurance loss recoverable asset and loss and LAE reserves liabilities as of June 30, 2022 and December 31, 2021:

In millions	June 30, 2022	December 31, 2021	Percent Change
Assets:
Insurance loss recoverable	$205	$1,054	-81%
Reinsurance recoverable on paid and unpaid losses (1)	13	3	n/m
Liabilities:
Loss and LAE reserves	576	425	36%
Insurance loss recoverable-ceded (2)	6	55	-89%

Net reserve (salvage)	$364	$(577)	n/m

(1) - Reported within “Other assets” on our consolidated balance sheets.
(2) - Reported within “Other liabilities” on our consolidated balance sheets.
n/m-Percent change not meaningful.
The insurance loss recoverable as of June 30, 2022 decreased compared with December 31, 2021 primarily due to the receipt of recoveries pursuant to the implemented GO PSA whereby National received cash, GO Bonds, and CVI. In addition, the insurance loss recoverable declined due to the sale of PREPA bankruptcy claims partially offset by changes in assumptions related to the value of the remaining expected PREPA recoveries on paid claims. Loss and LAE reserves as of June 30, 2022 increased compared with December 31, 2021 primarily due to a decrease in expected PREPA recoveries on claims not yet paid, which are netted in loss and LAE reserves, as well as higher expected losses due to extending the timing of a PREPA settlement. The increase in PREPA net loss reserves was partially offset by an increase in the estimated expected recoveries on claims not yet paid related to HTA, which is also netted in loss and LAE reserves, claims payments related to the acceleration and commutation of GO exposure, and scheduled claim payments on Puerto Rico exposures during the six months ended June 30, 2022.
POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and six months ended June 30, 2022 and 2021 are presented in the following table:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2022	2021	Change	2022	2021	Change
Gross expenses	$10	$12	-17%	$23	$26	-12%

Amortization of deferred acquisition costs	$2	$3	-33%	$5	$7	-29%
Operating	9	12	-25%	22	26	-15%

Total insurance operating expenses	$11	$15	-27%	$27	$33	-18%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Operating expenses decreased for the three and six months ended June 30, 2022 compared with the same periods of 2021 primarily due to a decrease in legal costs.
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
The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of June 30, 2022 and December 31, 2021. Capital appreciation bonds (“CABs”) are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	June 30, 2022		December 31, 2021
Rating	Amount	%	Amount	%
AAA	$1,579	4.6%	$1,682	4.6%
AA	14,342	41.5%	14,874	40.8%
A	10,790	31.2%	10,439	28.6%
BBB	5,024	14.5%	6,187	17.0%
Below investment grade	2,853	8.2%	3,269	9.0%

Total	$34,588	100.0%	$36,451	100.0%

U.S. Public Finance Insurance Puerto Rico Exposures
The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of June 30, 2022:

In millions	Gross Par Outstanding		Debt Service Outstanding	National Internal Rating
Puerto Rico Electric Power Authority (PREPA)	$809		$1,063	d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	523		842	d
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue (PRHTA)	27		33	d
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	39	(1)	57	d
University of Puerto Rico System Revenue	70		89	d
Inter American University of Puerto Rico Inc.	17		21	a3

Total	$1,485		$2,105

(1) - Includes	CABs that reflect the gross par amount at the time of issuance of the insurance policy. As of June 30, 2022, gross par outstanding plus CABs accreted interest was $41 million.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

On May 3, 2017, the Oversight Board certified and filed a petition under Title III of PROMESA for Puerto Rico with the District Court of Puerto Rico thereby commencing a bankruptcy-like case for the Commonwealth GO. Under separate petitions, the Oversight Board subsequently commenced Title III proceedings for COFINA, PRHTA, PREPA and PBA on May 5, 2017, May 21, 2017, July 2, 2017 and September 27, 2019, respectively. On February 4, 2019, the District of Puerto Rico entered the order confirming the Third Amended Title III Plan of Adjustment for COFINA. The Title III cases for the Commonwealth of Puerto Rico and PBA were confirmed on January 18, 2022, and became effective on March 15, 2022. There can be no assurance that the Title III proceedings for PREPA and PRHTA will be resolved with similar outcomes.
As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $2.2 billion relating to GO bonds, PBA bonds, PREPA bonds and PRHTA bonds through June 30, 2022, inclusive of the commutation payment and the additional payment in the amount of $66 million on December 17, 2019 related to COFINA and the GO PSA acceleration and commutation payments of $277 million in March of 2022.
PREPA
National’s largest exposure to Puerto Rico, by gross par outstanding, is to PREPA.
On May 3, 2019, PREPA, the Oversight Board, the AAFAF, the Ad Hoc Group of PREPA bondholders (the “Ad Hoc Group”), and Assured Guaranty Corp. and Assured Guaranty Municipal Corp. (“Assured”) entered into the a restructuring support agreement (“RSA”) which was amended on September 9, 2019 to include National and Syncora Guarantee, Inc. (“Syncora”) as supporting parties. On March 8, 2022, AAFAF and PREPA terminated the RSA. On April 8, 2022, the Court issued the April 8 Order. The mediation deadline is currently August 15, 2022. The April 8 Order further provides that nothing therein acts as a stay of any pending adversary proceedings or contested matters in the PREPA case, subject to the Court’s pending request to the Oversight Board for a status report by August 15, 2022.
On July 1, 2019 the Oversight Board and AAFAF also filed an adversary complaint against the Trustee for the PREPA Bonds, challenging the validity of the liens arising under the Trust Agreement that secure insured obligations of National. The adversary proceeding was stayed but the April 8 Order dissolved the stay as to any pending adversary proceedings or contested matters, subject to the Court’s pending status report request to the Oversight Board on August 15, 2022.
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
PRHTA
On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain HTA clawback claims in the Commonwealth Title III case and providing for a distribution to HTA holders of cash, bonds and a CVI subject to completing negotiations on a plan support agreement in respect of the HTA PSA. On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA. On May 2, 2022, the Oversight Board filed the HTA Plan, together with the Disclosure Statement and supporting documents. On June 22, 2022, the Disclosure Statement was approved by the Court. Confirmation is scheduled for August 17 and 18, 2022. In July of 2022 and pursuant to the HTA PSA, National received $33 million of cash and $358 million face amount of CVI relating to HTA. In addition, National expects to receive additional cash and newly issued HTA bonds, or cash equal to the face amount of the newly issued HTA bonds, following the effective date of the HTA Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Status of Puerto Rico’s Fiscal Plans
The Oversight Board certified fiscal plans for PREPA, University of Puerto Rico (the “University”) and PRHTA on June 28, 2022, May 27, 2022 and February 22, 2022, respectively. The Oversight Board also certified the fiscal year 2023 budgets for Commonwealth, PREPA, the University and PRHTA on June 30, 2022.
University of Puerto Rico
The University is not a debtor in Title III and continues to be current on its debt service payment. However, the University is subject to a standstill agreement with its senior bondholders, which has been extended to November 30, 2022. National is not a party to the standstill agreement.
The following table presents our scheduled gross debt service due on our Puerto Rico insured exposures for the nine months ending December 31, 2022, for each of the subsequent four years ending December 31 and thereafter:

In millions	Six Months Ending December 31, 2022	2023	2024	2025	2026	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$119	$137	$137	$105	$57	$508	$1,063
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)	13	36	33	36	35	689	842
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue (PRHTA)	8	1	1	1	1	21	33
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)	2	4	2	2	2	45	57
University of Puerto Rico System Revenue	5	12	11	16	6	39	89
Inter American University of Puerto Rico Inc.	2	3	3	3	3	7	21

Total	$149	$193	$187	$163	$104	$1,309	$2,105

Corporate Segment
Our corporate segment consists of general corporate activities, including providing support services to MBIA Inc.’s subsidiaries and asset and capital management. Support services are provided by our service company, MBIA Services, and include, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. Capital management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiary, MBIA Global Funding, LLC (“GFL”). MBIA Inc. issued debt to finance the operations of the MBIA group. GFL raised funds through the issuance of medium-term notes (“MTNs”) with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. MBIA Inc. provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. The Company has ceased issuing new MTNs and investment agreements and the outstanding liability balances and corresponding asset balances have declined over time as liabilities matured, terminated, were called or repurchased. All of the debt within the corporate segment is managed collectively and is serviced by available liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table summarizes the consolidated results of our corporate segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2022	2021	Change	2022	2021	Change
Net investment income	$5	$7	-29%	$11	$14	-21%
Net realized investment gains (losses)	(1)	(1)	-%	(2)	(1)	100%
Net gains (losses) on financial instruments at fair value and foreign exchange	37	(17)	n/m	76	38	100%
Net gains (losses) on extinguishment of debt	5	14	-64%	5	14	-64%
Fees	13	13	-%	27	29	-7%

Total revenues	59	16	n/m	117	94	24%

Operating	9	17	-47%	25	39	-36%
Interest	19	18	6%	38	37	3%

Total expenses	28	35	-20%	63	76	-17%

Income (loss) before income taxes	$31	$(19)	n/m	$54	$18	n/m

n/m—Percent change not meaningful.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The changes in net gains (losses) on financial instruments at fair value and foreign exchange for the three and six months ended June 30, 2022 compared with same periods of 2021 were primarily due to the impact of favorable changes on the value of interest rate swaps for which we receive floating rates and foreign currency exchange rates on Euro-denominated liabilities as a result of the strengthening of the U.S. dollar. These favorable changes were partially offset by fair value losses on investments.
The three months ended June 30, 2022 includes fair value net gains of $29 million on interest rate swaps compared with fair value net losses of $14 million on these swaps for the same period of 2021 due to an increase in interest rates in 2022 compared with a decrease in interest rates in 2021. The three months ended June 30, 2022 includes foreign currency gains of $15 million on Euro-denominated liabilities compared with foreign currency losses of $5 million on these liabilities for the same period of 2021 as a result of the strengthening of the U.S. dollar against the Euro in 2022. Fair value losses on investments was $8 million for the three months ended June 30, 2022 compared with gains of $3 million for the same period of 2021.
The six months ended June 30, 2022 includes fair value net gains of $62 million on interest rate swaps compared with fair value net gains of $25 million on these swaps for the same period of 2021. This increase in net gains is due to larger increases in interest rates in 2022. The six months ended June 30, 2022 includes foreign currency gains of $20 million on Euro-denominated liabilities compared with foreign currency gains of $12 million on these liabilities for the same period of 2021 due to a larger increase in the strength of the U.S. dollar in 2022 against the Euro. Fair value losses on investments was $11 million for the six months ended June 30, 2022 compared with gains of $5 million for the same period of 2021.
NET GAINS (LOSSES) ON EXTINGUISHMENT OF DEBT Net gains (losses) on extinguishment of debt for all periods include gains from purchases, at discounts, of MTNs issued by the Company.
OPERATING EXPENSE The change in operating expense for the three and six months ended June 30, 2022 compared with the same periods of 2021 were primarily due to a decrease in compensation expense related to the Company’s deferred compensation plan.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

MBIA Corp. insures sovereign-related and sub-sovereign bonds, privately issued bonds used for the financing of utilities, toll roads, bridges, airports, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from cash flows generated by a specified pool of assets, such as residential and commercial mortgages, structured settlements, consumer loans, and corporate loans and bonds. MBIA Insurance Corporation insures the investment agreements written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would be required to make such payments under its insurance policies. MBIA Insurance Corporation also insures debt obligations of GFL and obligations under certain types of derivative contracts. MBIA Insurance Corporation provides 100% reinsurance to its subsidiary, MBIA Mexico S.A. de C.V. (“MBIA Mexico”). As of June 30, 2022, MBIA Corp.’s total insured gross par outstanding was $4.2 billion.
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
The following table presents our international and structured finance insurance segment results for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2022	2021	Change	2022	2021	Change
Net premiums earned	$3	$5	-40%	$7	$11	-36%
Net investment income	5	2	150%	7	3	133%
Net realized investment gains (losses)	-	-	-%	(1)	-	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(7)	(5)	40%	(13)	(6)	117%
Fees and reimbursements	6	3	100%	9	7	29%
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	24	-	n/m	20	(14)	n/m
Other net realized gains (losses)	-	(5)	-100%	-	(5)	-100%

Total revenues	31	-	n/m	29	(4)	n/m

Losses and loss adjustment	(29)	51	n/m	(67)	40	n/m
Amortization of deferred acquisition costs	2	4	-50%	6	8	-25%
Operating	5	6	-17%	11	13	-15%
Interest	29	29	-%	57	56	2%
Expenses of consolidated VIEs:
Operating	1	1	-%	3	3	-%
Interest	1	6	-83%	2	17	-88%

Total expenses	9	97	-91%	12	137	-91%

Income (loss) before income taxes	$22	$(97)	-123%	$17	$(141)	-112%

n/m- Percent change not meaningful.
NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The following table provides net premiums earned from our financial guarantee contracts for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2022	2021	Change	2022	2021	Change
Net premiums earned:
U.S.	$-	$1	-100%	$1	$2	-50%
Non-U.S.	3	4	-25%	6	9	-33%

Total net premiums earned	$3	$5	-40%	$7	$11	-36%

VIEs (eliminated in consolidation)	$-	$1	-100%	$-	$1	-100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET INVESTMENT INCOME The increase in net investment income for the three and six months ended June 30, 2022 compared with the same periods of 2021 were primarily due to a higher yields on investment assets in 2022.
NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable change for the six months ended June 30, 2022 compared with the same period of 2021 was primarily due to fair value losses on investments in 2022.
FEES AND REIMBURSEMENTS The increases in fees and reimbursements for the three and six months ended June 30, 2022 compared with the same periods of 2021 were primarily due to an increase in waiver and consent fees in 2022. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.
REVENUES OF CONSOLIDATED VIEs: The favorable changes for the three and six months ended June 30, 2022 compared with the same periods of 2021 were principally due to the reclassification of credit risk gains from AOCI in 2022 compared with the reclassification of credit risk losses from AOCI in 2021 from the early redemption of VIE liabilities carried at fair value.
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
For the three months ended June 30, 2022, the losses and LAE benefit primarily related to increases in the risk-free rates used to discount expected claim payments, which decreased the present value of net loss reserves, primarily on insured RMBS transactions, as well as an increase in expected salvage collections from insured CDO transactions. These benefits were partially offset by an increase in LIBOR rates, which increased estimated claims payments on floating rate insured debt in both RMBS and CDO transactions.
For the six months ended June 30, 2022, the losses and LAE benefit primarily related to insured RMBS transactions, as a result of an increase in year-to-date risk-free rates during 2022, which caused case reserves, net of recoveries, to decline, as well as an increase in expected salvage collections from insured CDOs. This was partially offset by an increase in LIBOR rates, which increased estimated claims payments on floating rate insured debt in both RMBS and CDO transactions.
For the three months ended June 30, 2021, loss and LAE incurred primarily related to a decline in expected salvage collections from insured CDOs, and losses on first-lien RMBS transactions due to a decline in the risk free rates used to discount the present value of net loss reserves, which caused case reserves, net of recoveries, to increase.
For the six months ended June 30, 2021, losses and LAE incurred primarily related to a decline in expected salvage collections from insured CDOs, partially offset by a benefit related to insured RMBS transactions as a result of an increase in risk-free rates, which caused case reserves, net of recoveries, to decline.
As a result of the consolidation of VIEs, loss and LAE excludes a losses and LAE benefit of $62 thousand and $9 million for the three and six months ended June 30, 2022, respectively, and excludes a losses and LAE expense of $1 million and a losses and LAE benefit of $15 million for the three and six months ended June 30, 2021, respectively, as VIE losses and LAE are eliminated in consolidation.
Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and loss and LAE reserves as of June 30, 2022 and December 31, 2021.

	June 30,	December 31,	Percent
In millions	2022	2021	Change
Assets:
Insurance loss recoverable	$238	$242	-2%
Reinsurance recoverable on paid and unpaid losses (1)	4	5	-20%
Liabilities:
Loss and LAE reserves	389	469	-17%

Net reserve (salvage)	$147	$222	-34%

(1) -	Reported within “Other assets” on our consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The insurance loss recoverable primarily relates to reimbursement rights arising from the payment of claims on MBIA Corp.’s policies insuring certain CDOs and RMBS. Such payments also entitle MBIA Corp. to exercise certain rights and remedies to seek recovery of its reimbursement entitlements. The insurance loss recoverable decreased slightly from 2021 due to the increase in risk-free rates during 2022 used to discount future recoveries of paid claims, which lowered the present value of those recoveries, as well as the collection of RMBS recoveries, partially offset by an increase in expected salvage collections on CDOs. The decline in loss and LAE reserves from 2021 is primarily due to the increase in risk-free rates, which caused the present value of case reserves, net of future recoveries, to decline.
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
POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three and six months ended June 30, 2022 and 2021 are presented in the following table:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2022	2021	Change	2022	2021	Change
Gross expenses	$5	$6	-17%	$11	$13	-15%

Amortization of deferred acquisition costs	$2	$4	-50%	$6	$8	-25%
Operating	5	6	-17%	11	13	-15%

Total insurance operating expenses	$7	$10	-30%	$17	$21	-19%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. We did not defer a material amount of policy acquisition costs during 2022 or 2021 as no new business was written. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.
INTEREST EXPENSE OF CONSOLIDATED VIEs Interest expense of consolidated VIEs decreased for the three and six months ended June 30, 2022 compared with the same periods of 2021 due to the repayment of the Refinanced Facility in 2021 and 2022. As of June 30, 2022, the Refinanced Facility was paid in full.
International and Structured Finance Insurance Portfolio Exposures
Credit Quality
The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of June 30, 2022 and December 31, 2021, 30% and 26%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio. Below investment grade insurance policies primarily include our first-lien RMBS and CDO exposures.
Selected Portfolio Exposures
MBIA Corp. insures RMBS backed by residential mortgage loans, including first-lien alternative A-paper and subprime mortgage loans directly through RMBS securitizations. As of June 30, 2022 and December 31, 2021, MBIA Corp. had $927 million and $979 million, respectively, of first-lien RMBS gross par outstanding. These amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs and includes international exposure of $244 million and $238 million, as of June 30, 2022 and December 31, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

In addition, as of June 30, 2022 and December 31, 2021, MBIA Corp. insured $216 million and $231 million, respectively, of CDOs and related instruments.
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
Effective in the first quarter of 2022, MBIA Corp. was granted a permitted practice by the New York State Department of Financial Services (“NYSDFS”) related to the purchase of certain MBIA Corp.-insured securities with gross case base loss reserves (“Remediation Securities”). The Remediation Securities are being acquired with the intent to terminate or commute the related insurance policies. MBIA Corp. may elect to sell the Remediation Securities to facilitate a termination or commutation.
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
As of June 30, 2022, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $970 million compared with $1.0 billion as of December 31, 2021. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. For a further discussion of the Company’s reinsurance, refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Consolidated Cash Flows
Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
In millions	2022	2021	Percent Change
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$232	$545	-57%
Investing activities	(12)	(110)	-89%
Financing activities	(172)	(255)	-33%
Effect of exchange rate changes on cash and cash equivalents	(1)	-	n/m
Cash and cash equivalents - beginning of period	160	167	-4%

Cash and cash equivalents - end of period	$207	$347	-40%

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Operating activities
Net cash provided by operating activities decreased for the six months ended June 30, 2022 compared with the same period of 2021 primarily due to proceeds received in the first half of 2021 from loan repurchase commitments of $600 million as a result of the settlement of the Credit Suisse litigation and an increase of $279 million of losses and LAE paid in the first half of 2022 when compared to the same period of 2021 primarily due to the acceleration and commutation payments pursuant the GO PSA. This was partially offset by an increase of $555 million of proceeds from insurance recoveries, net of salvage paid to reinsurers in the first half of 2022 when compared to the same period of 2021, primarily from the collection related to the GO PSA and the sale of certain PREPA bankruptcy claims.
Investing activities
Net cash used by investing activities decreased for the six months ended June 30, 2022 compared with the same period of 2021 primarily due to less cash used for purchases of short-term investments, net and less cash used for derivative settlements.
Financing activities
Net cash used by financing activities decreased for the six months ended June 30, 2022 compared with the same period of 2021 primarily due to a decrease in principal paydowns of VIE notes of $135 million driven by the partial repayment of the MZ Funding senior notes in the first half of 2021.
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
The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of June 30, 2022, the weighted average credit quality rating of the Company’s AFS fixed-maturity investment portfolio, excluding short-term investments, was A and 83% of the investments were investment grade. The investments in investment grade decreased from 92% in 2021 to 83% in 2022 as a result of the GO PSA and the receipt of the GO bonds.
The fair values of securities in the Company’s AFS fixed-maturity investment portfolio are sensitive to changes in interest rates. Decreases in interest rates generally result in increases in the fair values of fixed-maturity securities and increases in interest rates generally result in decreases in the fair values of fixed-maturity securities.
As of June 30, 2022 and December 31, 2021, the Company had $162 million of unrealized losses and $138 million of unrealized gains, respectively, net of deferred taxes related to its investment portfolio recorded in accumulated other comprehensive income within equity. The unrealized losses during 2022 resulted from higher interest rates and wider credit spreads.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

As of June 30, 2022, Insured Investments at fair value represented $279 million or 9% of consolidated investments, of which $255 million or 9% of consolidated investments were Company-Insured Investments. As of June 30, 2022, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the below investment grade range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of June 30, 2022, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the A range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 8% of the total consolidated investment portfolio.
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
As of June 30, 2022 and December 31, 2021, National held cash and investments of $2.5 billion and $2.0 billion, respectively, of which $520 million and $199 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.
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
As of June 30, 2022 and December 31, 2021, the liquidity positions of MBIA Inc. were $188 million and $239 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.

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
MBIA Corp. Liquidity
The primary sources of cash available to MBIA Corp. are:

•	recoveries associated with insurance loss payments;

•	installment premiums and fees; and

•	principal and interest receipts on assets held in its investment portfolio, including the proceeds from the sale of assets.
The primary uses of cash by MBIA Corp. are:

•	loss and LAE or commutation payments on insured transactions; and

•	payments of operating expenses.
As of June 30, 2022 and December 31, 2021, MBIA Corp. held cash and investments of $368 million and $544 million, respectively, of which $78 million and $310 million, respectively, were cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. Treasury and corporate bonds that were immediately available to MBIA Insurance Corporation.
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
During the second quarter of 2022, MBIA Corp. repaid in full the outstanding amount of the subordinated notes between MZ Funding and MBIA Inc. of the Refinanced Facility. These subordinated notes and the related interest are eliminated in our consolidated financial statements.
Contractual Obligations
For a discussion of the Company’s contractual obligations, refer to “Liquidity and Capital Resources-Liquidity-Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. As a result of the GO PSA implemented in March of 2022 and changes to the timing and assumptions related to the HTA and PREPA credits, U.S. public finance insurance segment’s gross claim obligations due within one-year and total gross claim obligations was $730 million and $1.5 billion, respectively. Gross insurance claim obligations represent the future value of probability-weighted payments the Company’s insurance companies expects to make (before reinsurance and the consolidation of VIEs) under insurance policies for which the Company has recorded loss reserves. Certain probability-weighted payments incorporate commutation and/or acceleration of specific exposures and, therefore, expected payments may differ from those the Company is contractually obligated to make. Also, these amounts exclude any recoveries the Company expects to receive related to these estimated payments or to claims paid in prior periods. For certain of our estimated future payments, the amount of recoveries expected to be received in the future will offset some or all of the payments. There were no other material changes in contractual obligations since December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

Capital Resources
The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes and surplus notes issued by MBIA Corp. Total capital resources were $0.5 billion and $0.9 billion as of June 30, 2022 and December 31, 2021, respectively.
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
Debt securities
During the six months ended June 30, 2022, the Company repurchased $30 million par value outstanding of GFL MTNs with maturities in 2024 and 2025 issued by our corporate segment at a weighted average cost of approximately 84% of par value.
During the six months ended June 30, 2022, MBIA Corp. purchased $24 million principal amount of MBIA Inc. 6.625% Debentures due 2028, $4 million principal amount of MBIA Inc. 7.150% Debentures due 2027 and $0.6 million principal amount of MBIA Inc. 7.000% Debentures due 2025, at a weighted average cost of approximately 102% par value.
During the six months ended June 30, 2022, MBIA Corp. repaid in full the outstanding amount of the subordinated notes between MZ Funding and MBIA Inc. of the Refinanced Facility. These subordinated notes and the related interest are eliminated in our consolidated financial statements.
Insurance Statutory Capital
National and MBIA Insurance Corporation are incorporated and licensed in, and are subject to primary insurance regulation and supervision by the NYSDFS. MBIA Mexico is regulated by the Comisión Nacional de Seguros y Fianzas in Mexico. MBIA Corp.’s Spanish Branch is subject to local regulation in Spain. National and MBIA Insurance Corporation each are required to file detailed annual financial statements, as well as interim financial statements, with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and the National Association of Insurance Commissioners’ statements of statutory accounting principles and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct.
National – Statutory Capital and Surplus
National had statutory capital of $2.0 billion as of June 30, 2022 and December 31, 2021. As of June 30, 2022, National’s unassigned surplus was $1.0 billion. For the six months ended June 30, 2022, National had statutory net income of $60 million. Refer to the “National-Claims-Paying Resources (Statutory Basis)” section below for additional information on National’s statutory capital.
In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. As of June 30, 2022, National was in compliance with its aggregate risk limits under New York Insurance Law (“NYIL”), but was not in compliance with certain of its single risk limits. Since National does not comply with certain of its single risk limits, the NYSDFS could prevent National from transacting any new financial guarantee insurance business.

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
National had positive earned surplus as of June 30, 2022 from which it may pay dividends, subject to the limitations described above. We expect the as-of-right declared and paid dividend amounts from National to be limited to prior year adjusted net investment income for the foreseeable future.
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
National’s CPR and components thereto, as of June 30, 2022 and December 31, 2021 are presented in the following table:

In millions	As of June 30, 2022	As of December 31, 2021
Policyholders’ surplus	$1,597	$1,569
Contingency reserves	399	402

Statutory capital	1,996	1,971
Unearned premiums	289	311
Present value of installment premiums (1)	120	121

Premium resources (2)	409	432
Net loss and LAE reserves (1)	55	(386)
Salvage reserves on paid claims (1)	496	944

Gross loss and LAE reserves	551	558

Total claims-paying resources	$2,956	$2,961

(1) -	Calculated using a discount rate of 3.65% as of June 30, 2022 and December 31, 2021.
(2) -	Includes financial guarantee and insured derivative related premiums.
MBIA Insurance Corporation – Statutory Capital and Surplus
MBIA Insurance Corporation had statutory capital of $118 million as of June 30, 2022 compared with $134 million as of December 31, 2021. As of June 30, 2022, MBIA Insurance Corporation’s negative unassigned surplus was $1.9 billion. For the six months ended June 30, 2022, MBIA Insurance Corporation had a statutory net loss of $20 million. Refer to the “MBIA Insurance Corporation—Claims-Paying Resources (Statutory Basis)” section below for additional information on MBIA Insurance Corporation’s statutory capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. In addition, under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of June 30, 2022, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of June 30, 2022, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. Since MBIA Insurance Corporation does not comply with its single risk limits, the NYSDFS could prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business.
MBIA Insurance Corporation is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Pursuant to a non-disapproval by the NYSDFS, and in accordance with NYIL, MBIA Insurance Corporation released to surplus $32 million of excessive contingency reserves during the six months ended June 30, 2022. In accordance with this contingency reserve release, MBIA Corp. will maintain a fixed $5 million of contingency reserves.
Due to its significant earned surplus deficit, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009. Based on estimated future income, MBIA Insurance Corporation is not expected to have any statutory capacity to pay dividends.
The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of July 15, 2022, the most recent scheduled interest payment date, there was $1.2 billion of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of June 30, 2022, MBIA Insurance Corporation had “free and divisible surplus” of $95 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

MBIA Corp.’s CPR and components thereto, as of June 30, 2022 and December 31, 2021 are presented in the following table:

	As of June 30,	As of December 31,
In millions	2022	2021
Policyholders’ surplus	$113	$97
Contingency reserves	5	37

Statutory capital	118	134
Unearned premiums	40	46
Present value of installment premiums (1)	43	48

Premium resources (2)	83	94
Net loss and LAE reserves (1)	133	266
Salvage reserves on paid claims (1) (3)	377	231

Gross loss and LAE reserves	510	497

Total claims-paying resources	$711	$725

(1) -	Calculated using a discount rate of 4.99% as of June 30, 2022 and December 31, 2021.
(2) -	Includes financial guarantee and insured derivative related premiums.
(3) -
This amount primarily consists of expected recoveries related to the payment of claims on insured CDOs and RMBS. In addition, the June 30, 2022 balance includes salvage related to a permitted practice granted by NYSDFS.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s market risk exposures relate to changes in interest rates, foreign exchange rates and credit spreads that affect the fair value of its financial instruments, primarily investment securities, MTNs and investment agreement liabilities. The Company’s investments are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. government bonds, corporate bonds, MBS and asset-backed securities. In periods of rising and/or volatile interest rates, foreign exchange rates and credit spreads, profitability could be adversely affected should the Company have to liquidate these securities. The Company minimizes its exposure to interest rate risk, foreign exchange risk and credit spread movement through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities. The following table presents updates in our market risk relating to foreign exchange rates. There were no material changes in market risk since December 31, 2021 related to interest rates and credit spreads. For a discussion of our quantitative and qualitative disclosures about market risk related to these risks, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
FOREIGN EXCHANGE RATE SENSITIVITY
The Company is exposed to foreign exchange rate risk in respect of liabilities denominated in currencies other than U.S. dollars. Certain liabilities included in our corporate segment are denominated in currencies other than U.S. dollars. The majority of the Company’s foreign exchange rate risks is with the Euro. Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of June 30, 2022 from instantaneous shifts in foreign exchange rates:

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
As of June 30, 2022, National had $2.1 billion of debt service outstanding related to Puerto Rico. Since 2016, Puerto Rico has been unable or unwilling to pay its obligations as and when due, and National has been required to pay claims of unpaid principal and interest when due under its insurance policies as a consequence. Puerto Rico may continue to fail to make payments when due, which could cause National to make additional claims payments which could be material. On January 1, 2022 and July 1, 2022, Puerto Rico defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $189 million. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National would experience losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations.

Item 1A. Risk Factors

The Title III cases for the Commonwealth of Puerto Rico and PBA were confirmed on January 18, 2022, and became effective on March 15, 2022. On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain clawback claims and providing for a distribution of cash, bonds and a contingent value instrument to bondholders in the Puerto Rico Highway and Transportation Authority (“HTA”) Title III case subject to completing negotiations on a plan support agreement in respect of an HTA plan of adjustment (the “HTA PSA”). On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA. On May 2, 2022, the Oversight Board filed the Title III Plan of Adjustment for the Puerto Rico Highways and Transportation Authority (the “HTA Plan”), together with the Disclosure Statement and supporting documents. On June 22, 2022, the Disclosure Statement was approved by the Court. Confirmation is scheduled for August 17 and 18, 2022. During July of 2022 and pursuant to the HTA PSA, National received $33 million of cash and $358 million face amount of CVI relating to HTA. In addition, National expects to receive additional cash and newly issued HTA bonds, or cash equal to the face amount of the newly issued HTA bonds, following the effective date of the HTA Plan.
On March 8, 2022, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) and PREPA terminated a Definitive Restructuring Support Agreement (as amended, the “RSA”). On April 8, 2022, the Court appointed a new panel of judges to commence mediation among the Oversight Board, the Ad Hoc creditor group as holders of PREPA Senior Bonds, Assured, National and Syncora (the “April 8 Order”). The mediation deadline is currently August 15, 2022. The April 8 Order further provides that nothing therein acts as a stay of any pending adversary proceedings or contested matters in the PREPA case, subject to the Court’s pending request to the Oversight Board for a status report by August 15, 2022.
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
In July of 2019, MBIA Insurance Corporation consummated a financing facility (the “Refinanced Facility”) between MZ Funding LLC (“MZ Funding”) and certain purchasers, pursuant to which the purchasers or their affiliates (collectively, the “Senior Lenders”), agreed to refinance the outstanding insured senior notes of MZ Funding, and MBIA Inc. received amended subordinated notes of MZ Funding. In connection with the Refinanced Facility, the Senior Lenders purchased new senior notes issued by MZ Funding with an aggregate principal amount of $278 million. During 2021, MBIA Corp. repaid in full the outstanding amount of the insured senior notes and in April of 2022, the remaining subordinated notes of MZ Funding matured and MBIA Corp. repaid in full. The Refinanced Facility is described in more detail in “Note 10: Debt” in the Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and in the “Liquidity and Capital Resources” section in Part I, Item 2 of this Form 10-Q.

Item 1A. Risk Factors

While MBIA Insurance Corporation believes that it will receive substantial recoveries on the loans made to, and equity interests in, companies that, until late March of 2020, were purportedly controlled and managed by the sponsor and former collateral manager of the Zohar CDOs referenced above (collectively, the “Zohar Collateral”), recoveries thus far on the Zohar CDOs’ interests in the portfolio companies have been below expectations, and there remains significant uncertainty with respect to the realizable value of the remaining Zohar Collateral. Since March of 2018, MBIA Corp. has been pursuing those recoveries in a Delaware bankruptcy proceeding filed by the Zohar CDOs. Pursuant to a plan of liquidation confirmed in such bankruptcy proceeding regarding the Zohar CDOs and the remaining Zohar Collateral not previously monetized, which plan of liquidation became effective on August 2, 2022, MBIA Corp.’s rights to recoveries from any remaining Zohar Collateral were distributed to MBIA Corp. in the form of beneficial interests in certain asset recovery entities, which will be managed by a special manager subject to oversight by MBIA Corp. and another former Zohar creditor. There still remains significant uncertainty with respect to the realizable value of the remaining loans and equity interests that formerly constituted the Zohar Collateral and that comprise the assets of the asset recovery entities. Further, as the monetization of these assets unfolds in coordination with the special manager of the asset recovery entities and the directors and managers in place at the portfolio companies, and new information concerning the financial condition of the portfolio companies is disclosed, the Company will continue to revise its expectations for recoveries.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases or repurchases made by the Company or National in each month during the second quarter of 2022:

			Total Number	Maximum
	Total	Average	of Shares	Amount That May
	Number	Price	Purchased as	Be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plan
Month	Purchased (1)	Share	Announced Plan	(in millions)
April	48	$13.05	-	$-
May	71	12.74	-	-
June	7,970	13.78	-	-

	8,089	$13.76	-	$-

(1)
48 shares in April, 71 shares in May and 66 shares in June were repurchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan. 7,904 shares in June were repurchased by the Company in open market transactions for settling awards under the Company’s long term incentive plan.

Item 6. Exhibits

*3.1.	By-Laws as Amended as of March 27, 2020.

*31.1.	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2.	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1.	Chief Executive Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2.	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS.	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

*101.SCH.	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL.	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF.	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB.	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE.	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: August 3, 2022	/s/ Anthony McKiernan

Anthony McKiernan
Chief Financial Officer

Date: August 3, 2022	/s/ Joseph R. Schachinger

Joseph R. Schachinger
Controller (Chief Accounting Officer)

70