Form 10-Q
period 2022-09-30
MBIA INC
filed 2022-11-02
CIK 814585

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes
☐
    No
☒
As of October 26, 2022, 54,892,618 shares of Common Stock, par value $1 per share, were outstanding.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MBIA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $2,077 and $2,016)	$1,814	$2,157
Investments carried at fair value	507	258
Investments pledged as collateral, at fair value (amortized cost $- and $4)	-	4
Short-term investments, at fair value (amortized cost $751 and $374)	751	374

Total investments	3,072	2,793
Cash and cash equivalents	102	151
Premiums receivable (net of allowance for credit losses $5 and $5)	167	178
Deferred acquisition costs	38	42
Insurance loss recoverable	273	1,296
Assets held for sale	132	-
Other assets	78	67
Assets of consolidated variable interest entities:
Cash	9	9
Investments carried at fair value	49	60
Loans receivable at fair value	79	77
Other assets	16	23

Total assets	$4,015	$4,696

Liabilities and Equity
Liabilities:
Unearned premium revenue	$287	$322
Loss and loss adjustment expense reserves	1,047	894
Long-term debt	2,393	2,331
Medium-term notes (includes financial instruments carried at fair value of $38 and $98)	484	590
Investment agreements	273	274
Derivative liabilities	49	131
Liabilities held for sale	59	-
Other liabilities	92	163
Liabilities of consolidated variable interest entities:
Variable interest entity notes and loans payable (includes financial instruments carried at fair value of $173 and $291)	175	291
Derivative liabilities	5	-

Total liabilities	4,864	4,996

Commitments and contingencies (Refer to Note 13: Commitments and Contingencies)
Equity:
Preferred stock, par value $1 per share; authorized shares--10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares--400,000,000; issued shares--283,186,115 and 283,186,115	283	283
Additional paid-in capital	2,921	2,931
Retained earnings (deficit)	(601)	(458)
Accumulated other comprehensive income (loss), net of tax of $8 and $8	(314)	100
Treasury stock, at cost--228,285,906 and 228,630,003 shares	(3,152)	(3,169)

Total shareholders’ equity of MBIA Inc.	(863)	(313)
Preferred stock of subsidiary and noncontrolling interest held for sale	14	13

Total equity	(849)	(300)

Total liabilities and equity	$4,015	$4,696

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Premiums earned:
Scheduled premiums earned	$10	$26	$31	$53
Refunding premiums earned	1	3	6	10

Premiums earned (net of ceded premiums of $- , $14, $1 and $16)	11	29	37	63
Net investment income	24	16	67	45
Net realized investment gains (losses)	(13)	2	(37)	1
Net gains (losses) on financial instruments at fair value and foreign exchange	25	9	51	41
Net gains (losses) on extinguishment of debt	-	16	4	30
Fees and reimbursements	-	5	4	6
Other net realized gains (losses)	1	-	(18)	-
Revenues of consolidated variable interest entities:
Net gains (losses) on financial instruments at fair value and foreign exchange	(36)	4	(16)	(10)
Other net realized gains (losses)	5	(9)	5	(14)

Total revenues	17	72	97	162
Expenses
Losses and loss adjustment	(12)	125	57	232
Amortization of deferred acquisition costs	2	-	5	5
Operating	14	23	44	70
Interest	46	40	130	122
Expenses of consolidated variable interest entities:
Operating	2	2	5	5
Interest	-	5	-	18

Total expenses	52	195	241	452

Income (loss) from continuing operations before income taxes	(35)	(123)	(144)	(290)
Provision (benefit) for income taxes	-	-	-	-

Income (loss) from continuing operations	(35)	(123)	(144)	(290)
Income (loss) from discontinued operations, net of income taxes	1	-	1	-

Net income (loss)	$(34)	$(123)	$(143)	$(290)

Net income (loss) per common share - basic and diluted
Continuing operations	$(0.68)	$(2.49)	$(2.88)	$(5.87)
Discontinuing operations	0.01	-	0.01	-

Net income (loss) per common share - basic and diluted	$(0.67)	$(2.49)	$(2.87)	$(5.87)

Weighted average number of common shares outstanding
Basic	49,878,191	49,552,796	49,779,681	49,434,177
Diluted	49,878,191	49,552,796	49,779,681	49,434,177
The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(34)	$(123)	$(143)	$(290)
Other comprehensive income (loss):
Available-for-sale securities with no credit losses:
Unrealized gains (losses) arising during the period	(102)	(10)	(399)	(42)
Reclassification adjustments for (gains) losses included in net income (loss)	(3)	(3)	(5)	(11)
Available-for-sale securities with credit losses: Unrealized gains (losses) arising during the period	1	-	-	-
Foreign currency translation: Foreign currency translation gains (losses)	-	-	1	3
Instrument-specific credit risk of liabilities measured at fair value: Unrealized gains (losses) arising during the period	(2)	(12)	(22)	(11)
Reclassification adjustments for (gains) losses included in net income (loss)	23	12	11	36

Total other comprehensive income (loss)	(83)	(13)	(414)	(25)

Total comprehensive income (loss)	$(117)	$(136)	$(557)	$(315)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common shares
Balance at beginning and end of period	283,186,115	283,186,115	283,186,115	283,186,115
Common stock amount
Balance at beginning and end of period	$283	$283	$283	$283
Additional paid-in capital
Balance at beginning of period	$2,919	$2,934	$2,931	$2,962
Period change	2	2	(10)	(26)

Balance at end of period	$2,921	$2,936	$2,921	$2,936
Retained earnings
Balance at beginning of period	$(567)	$(180)	$(458)	$(13)
Net income (loss)	(34)	(123)	(143)	(290)

Balance at end of period	$(601)	$(303)	$(601)	$(303)
Accumulated other comprehensive income (loss)
Balance at beginning of period	$(231)	$103	$100	$115
Other comprehensive income (loss)	(83)	(13)	(414)	(25)

Balance at end of period	$(314)	$90	$(314)	$90
Treasury shares
Balance at beginning of period	(228,286,399)	(228,780,540)	(228,630,003)	(229,508,967)
Other	493	501	344,097	728,928

Balance at end of period	(228,285,906)	(228,780,039)	(228,285,906)	(228,780,039)
Treasury stock amount
Balance at beginning of period	$(3,152)	$(3,176)	$(3,169)	$(3,211)
Other	-	-	17	35

Balance at end of period	$(3,152)	$(3,176)	$(3,152)	$(3,176)
Total shareholders’ equity of MBIA Inc.
Balance at beginning of period	$(748)	$(36)	$(313)	$136
Period change	(115)	(134)	(550)	(306)

Balance at end of period	$(863)	$(170)	$(863)	$(170)

Preferred stock of subsidiary shares
Balance at beginning and end of period	1,315	1,315	1,315	1,315
Preferred stock of subsidiary and noncontrolling interest held for sale amount
Balance at beginning of period	$13	$13	$13	$13
Period change	1	-	1	-

Balance at end of period	$14	$13	$14	$13

Total equity	$(849)	$(157)	$(849)	$(157)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Premiums, fees and reimbursements received	$17	$36
Investment income received	68	60
Financial guarantee losses and loss adjustment expenses paid	(481)	(315)
Proceeds from recoveries and reinsurance, net of salvage paid to reinsurers	647	91
Proceeds from loan repurchase commitments	-	600
Operating expenses paid and other operating	(79)	(65)
Interest paid, net of interest converted to principal	(35)	(48)
Cash provided by discontinued operations	3	-

Net cash provided (used) by operating activities	140	359

Cash flows from investing activities:
Purchases of available-for-sale investments	(836)	(811)
Sales of available-for-sale investments	859	469
Paydowns and maturities of available-for-sale investments	325	482
Purchases of investments at fair value	(121)	(159)
Sales, paydowns, maturities and other proceeds of investments at fair value	189	136
Sales, paydowns and maturities (purchases) of short-term investments, net	(371)	(94)
Paydowns and maturities of loans receivable	7	75
Consolidation of variable interest entities	2	-
(Payments) proceeds for derivative settlements	(9)	(61)
Proceeds from receipt of discontinued operations	10	-

Net cash provided (used) by investing activities	55	37

Cash flows from financing activities:
Proceeds from investment agreements	6	2
Principal paydowns of investment agreements	(9)	(1)
Principal paydowns of medium-term notes	(74)	(77)
Proceeds from variable interest entity notes	2	-
Principal paydowns of variable interest entity notes	(122)	(370)
Principal paydowns of long-term debt	(29)	(4)
Purchases of treasury stock	(3)	(1)

Net cash provided (used) by financing activities	(229)	(451)

Effect of exchange rate changes on cash and cash equivalents	(2)	-
Net increase (decrease) in cash and cash equivalents	(36)	(55)
Cash and cash equivalents - beginning of period	160	167

Cash and cash equivalents - end of period	$124	$112

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Income (loss) from continuing operations	$(144)	$(290)
Income (loss) from discontinued operations	1	-

Net income (loss)	(143)	(290)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Premiums receivable	10	24
Unearned premium revenue	(35)	(72)
Loss and loss adjustment expense reserves	145	(140)
Insurance loss recoverable	106	140
Loan repurchase commitments	-	604
Accrued interest payable	86	81
Other liabilities	(49)	5
Net realized investment gains (losses)	37	(1)
Net (gains) losses on financial instruments at fair value and foreign exchange	(35)	(34)
Other net realized (gains) losses	13	14
Other operating	5	28

Total adjustments to net income (loss)	283	649

Net cash provided (used) by operating activities	$140	$359

Supplementary Disclosure of Consolidated Cash Flow Information:
Fixed-maturity securities held as available-for-sale, received as salvage	$459	$-
Investments carried at fair value, received as salvage	$277	$-
The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Business Developments and Risks and Uncertainties
Summary
MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates within the financial guarantee insurance industry. MBIA manages three operating segments: 1) United States (“U.S.”) public finance insurance; 2) corporate; and 3) international and structured finance insurance. The Company’s U.S. public finance insurance business is managed through National Public Finance Guarantee Corporation (“National”), the corporate segment is operated through MBIA Inc. and several of its subsidiaries, including its service company, MBIA Services Corporation (“MBIA Services”) and its international and structured finance insurance business is primarily operated through MBIA Insurance Corporation and its subsidiary, MBIA Mexico S.A. de C.V., (“MBIA Corp.”).
Refer to “Note 10: Business Segments” for further information about the Company’s operating segments.
Business Developments
Puerto Rico
On January 1, 2022, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $47 million. In addition, on July 1, 2022, Puerto Rico defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $142 million. As of September 30, 2022, National had $2.0 billion of debt service outstanding related to Puerto Rico.
PREPA
On March 8, 2022, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) and the Puerto Rico Electric Power Authority (“PREPA”) terminated the restructuring support agreement, as amended (“RSA”). On April 8, 2022, the Court appointed a new panel of judges to commence mediation among the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), the Ad Hoc creditor group of holders of PREPA Senior Bonds, Assured, National and Syncora (the “April 8 Order”). The mediation initially terminated on September 16, 2022; however on September 29, 2022 the Court entered an order restarting mediation through December 31, 2022, but simultaneously permitting litigation to recommence on an expedited schedule concerning the objections by the Oversight Board to bondholder liens and claims. The Oversight Board filed an amended complaint addressing these objections on September 30, 2022. The parties and intervenor defendants, including National, filed their answer, affirmative defenses and counterclaims on October 17, 2022. Litigation over the counterclaims has been stayed by Court order. In addition, in its September 29, 2022 Order, the Court directed the Oversight Board to file a plan of adjustment for PREPA by December 1, 2022. The Court stayed the pending bondholder motion seeking the appointment of a receiver or to dismiss the case until the earlier of (a) the day after the deadline set by the Court for filing a proposed plan, if such plan deadline is not met, or (b) the termination of the plan confirmation process.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Business Developments and Risks and Uncertainties (continued)

On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain clawback claims and providing for a distribution of cash, bonds and a CVI to Puerto Rico Highway and Transportation Authority (“HTA”) bondholders subject to completing negotiations on a plan support agreement in respect of a plan of adjustment (the “HTA PSA”). On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA. On May 2, 2022, the Oversight Board filed the Title III Plan of Adjustment for the Puerto Rico Highways and Transportation Authority (the “HTA Plan”), together with the Disclosure Statement and supporting documents. On June 22, 2022, the Disclosure Statement was approved by the Court. Confirmation was scheduled for August 17 and 18, 2022. During July of 2022, National received $33 million of cash and $358 million face amount of CVI relating to HTA. The Court entered the HTA confirmation order on October 12, 2022. National expects the HTA Plan to become effective in November of 2022 and anticipates receiving approximately (i) an additional
 $45 million of
cash and (ii)
$133 million face amount of newly issued HTA bonds. The expected commutation and acceleration should occur shortly after the HTA Plan effective date and, accordingly, will reduce National’s insured HTA exposures to zero.
Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for a further discussion of the Company’s Puerto Rico reserves and recoveries.
Zohar CDOs

Payment of claims on MBIA Corp.’s policies insuring the
Class A-1
and
A-2
notes issued by Zohar collateralized debt obligation (“CDO”)
2003-1,
Limited (“Zohar I”) and Zohar II
2005-1,
Limited (“Zohar II”) (collectively, the “Zohar CDOs”), entitled MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. MBIA Corp. has anticipated that it would receive substantial recoveries on the loans made to, and equity interests in, companies that, until late March of 2020, were purportedly controlled and managed by the sponsor and former collateral manager of the Zohar CDOs (collectively, the “Zohar Collateral”). Since March of 2018 MBIA Corp. had been pursuing those recoveries in a Delaware bankruptcy proceeding filed by the Zohar CDOs. Pursuant to a plan of liquidation that became effective in August of 2022, all remaining Zohar Collateral was distributed to MBIA Corp. in the form of interests in certain asset recovery entities, which will be managed by a special manager. There still remains significant uncertainty with respect to the realizable value of the remaining loans and equity interests that formerly constituted the Zohar Collateral and that comprise the assets of the asset recovery entities. Further, as the monetization of these assets unfolds in coordination with the special manager of the asset recovery entities and the directors and managers in place at the portfolio companies, and new information concerning the financial condition of the portfolio companies is disclosed, the Company will continue to revise its expectations for recoveries.
The interests in the asset recovery entities include various loans to and equity interest in portfolio companies. For those portfolio companies in which the Company does not have a majority of the voting interest, the Company recorded these assets as investments. For those portfolio companies in which the Company owns a majority of the voting interest, the Company consolidated the assets, liabilities, and financial results of these companies. In accordance with Accounting Standards Codification (“ASC”)
360-10,
Property, Plant, and Equipment and ASC
205-20,
Presentation of Financial Statements-Discontinued Operations, certain of these portfolio companies met the criteria to be classified as held for sale and discontinued operations. Refer to the following “Discontinued Operations” section below for further information about the Company’s discontinued operations.
In addition, certain of the debtors’ litigation claims were transferred into a litigation trust that the Company consolidated as a variable interest entity (“VIE”). Refer to “Note 13: Commitments and Contingencies” for further information about these litigation matters. Previous to the plan effective date, any salvage and subrogation recoveries related to the Zohar CDOs were reported within “Insurance loss recoverable” on the Company’s consolidated balance sheet. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for a further discussion of these recoveries.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Business Developments and Risks and Uncertainties (continued)

Discontinued Operations
For those portfolio companies in which the Company acquired an interest and which have met the criteria for held for sale classification in accordance with ASC 360, the Company classified these entities as held for disposition. Accordingly, the Company classified the assets and liabilities of consolidated portfolio companies and the interests in certain nonconsolidated portfolio companies as held for sale. Furthermore, as these entities met the one-year
probable sale criteria on the acquisition date, and the remaining held for sale criteria within a short period following the acquisition date, these entities were classified as discontinued operations in accordance with ASC 205. As of September 30, 2022, the assets and liabilities of these entities are presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheet. Additionally, the results of operations for these entities are classified as “Income from discontinued operations, net of income taxes” on the Company’s consolidated statement of operations for the period from August 2, 2022 to September 30, 2022. Since these newly acquired entities were classified as held for sale as of the acquisition date, and recorded at their fair values, there was no gain or loss resulting from such classification.
The following table summarizes the components of assets and liabilities held for sale as of September 30, 2022:

In millions	As of September 30, 2022
Assets held for sale
Cash	$13
Accounts receivable	23
Goodwill	90
Other assets	6

Total assets held for sale	$132

Liabilities held for sale
Accounts payable	$11
Debt	29
Accrued expenses and other liabilities	19

Total liabilities held for sale	$59

The results of operations from discontinued operations for the period from August 2, 2022 to September 30, 2022 consist of the following:

In millions
Revenues
Revenues	$23
Cost of sales	11

Total revenues from discontinued operations	12
Expenses
Operating	11

Total expenses from discontinued operations	11

Income (loss) before income taxes from discontinued operations	1
Provision (benefit) for income taxes from discontinued operations	-

Net income (loss) from discontinued operations	$1

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Business Developments and Risks and Uncertainties (continued)

National’s Insured Portfolio
National continues to monitor and remediate its existing insured portfolio and may also pursue strategic alternatives that could enhance shareholder value. Certain state and local governments and territory obligors that National insures are under financial and budgetary stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of National’s insured transactions. In particular, PREPA is currently in bankruptcy-like proceedings in the United States District Court for the District of Puerto Rico, pursuant to PROMESA. Since 2016, Puerto Rico has been unable or unwilling to pay its obligations as and when due, and National has been required to pay claims of unpaid principal and interest when due under its insurance policies as a consequence. Puerto Rico may continue to fail to make payments when due, which could cause National to make additional claims payments which could be material. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. National monitors and analyzes these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain.
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
Recoveries
In addition to the Zohar recoveries mentioned above, MBIA Corp. also projects to collect recoveries from prior claims associated with insured residential mortgage-backed securities (“RMBS”); however, the amount and timing of these collections are uncertain.
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
The results of operations for the three and nine months ended September 30, 2022 may not be indicative of the results that may be expected for the year ending December 31, 2022. The December 31, 2021 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods.
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
Held For Sale Classification and Discontinued Operations
In connection with the Zohar
CDOs’
plan of liquidation and the acquisition of the related interests, the Company classifies the assets and liabilities of consolidated portfolio companies and the interests in certain nonconsolidated portfolio companies as held for sale. Additionally, since these consolidated portfolio companies met the one-year probable sale criteria on acquisition, and the remaining held for sale criteria within a short period following the acquisition, these companies were classified as discontinued operations in accordance with ASC 205. As of September 30, 2022, these assets and liabilities of these companies are presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheet. Also, the results of operations for these companies are classified as “Income from discontinued operations, net of income taxes” on the Company’s consolidated statement of operations for the three and nine months ended September 30, 2022. The Company consolidated the operating results of these portfolio companies on a two-month lag to allow for a more timely preparation of the Company’s consolidated financial statements. Refer to “Note 1: Business Developments and Risks and Uncertainties” for a further information about the Company’s held for sale assets and liabilities and discontinued operations.
Note 3: Recent Accounting Pronouncements
Recently Adopted Accounting Standards
During the nine months ended September 30, 2022, the Company did not adopt any new accounting pronouncements that had a material impact on its consolidated financial statements.
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
Consolidated VIEs
The carrying amounts of assets and liabilities of consolidated VIEs were $153 million and $180 million, respectively, as of September 30, 2022 and $169 million and $291 million, respectively, as of December 31, 2021. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIE are present according to the design and characteristics of these entities. In the third quarter of 2022, the Company consolidated one VIE related to the Zohar
CDOs’
 emergence from bankruptcy. Also, in the third quarter of 2022, the Company deconsolidated one VIE. There were no gains (losses) on the consolidation and deconsolidation of the VIEs. In the second quarter of 2022, there was no consolidation or deconsolidation of VIEs by the Company. In the third and second quarters of 2021, the Company deconsolidated one and two structured finance VIEs due to the prepayment of the outstanding notes of the VIEs and recorded losses of $10 million and $5 million, respectively, primarily due to credit losses in AOCI that were released to earnings. During the first quarter of 2022 and 2021, there were no consolidation or deconsolidation of VIEs by the Company. Consolidation and deconsolidation gains and losses, if any, are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations.
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
Nonconsolidated VIEs
The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of September 30, 2022 and December 31, 2021. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	September 30, 2022
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$1,165	$110	$13	$24	$10	$338
Consumer asset-backed	177	-	-	-	-	5
Corporate asset-backed	463	-	3	7	3	1

Total global structured finance	1,805	110	16	31	13	344
Global public finance	722	-	5	-	5	-

Total insurance	$2,527	$110	$21	$31	$18	$344

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
RMBS Case Basis Reserves (Financial Guarantees)
The Company’s RMBS case basis reserves primarily relate to RMBS backed by alternative
A-paper
and subprime mortgage loans. The Company calculated RMBS case basis reserves as of September 30, 2022 using a process called the Roll Rate Methodology (“Roll Rate Methodology”). The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Roll Rate is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off
or liquidated. The loss reserve estimates are based on a probability-weighted average of potential scenarios of loan losses. Additional data used for both first and second-lien loans include historic averages of deal specific voluntary prepayment rates, forward projections of the LIBOR interest rates, and historic averages of deal-specific loss severities. Where applicable, the Company factors in termination scenarios when clean up calls are imminent.
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
Zohar Recoveries
MBIA Corp. is seeking to recover the payments it made (plus interest and expenses) with respect to Zohar I and Zohar II. Prior to the effective date of the plan of liquidation, salvage and subrogation recoveries related to Zohar I and Zohar II were reported within “Insurance loss recoverable” on the Company’s consolidated balance sheet. The Company’s estimate of those insurance loss recoverables for Zohar I and Zohar II primarily included probability-weighted scenarios of the ultimate monetized recovery from the Zohar Collateral. On the effective date of the plan of liquidation, MBIA Corp.’s insurance loss recoverable was replaced by the value of interests in certain asset recovery entities. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information on the plan of liquidation and the Company’s accounting for the interests acquired.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Summary of Loss and LAE Reserves and Recoveries
The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs for the international and structured finance insurance segment, which are included in the Company’s consolidated balance sheets as of September 30, 2022 and December 31, 2021 are presented in the following table:

	As of September 30, 2022		As of December 31, 2021
In millions -	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (1)	Insurance loss recoverable	Loss and LAE reserves (1)
U.S. Public Finance Insurance	$242	$688	$1,054	$425
International and Structured Finance Insurance:
Before VIE eliminations	33	568	244	687
VIE eliminations	(2)	(209)	(2)	(218)

Total international and structured finance insurance	31	359	242	469

Total	$273	$1,047	$1,296	$894

(1) - Amounts are net of estimated recoveries of expected future claims.
Changes in Loss and LAE Reserves
Loss and LAE reserves represent the Company’s estimate of future claims and LAE payments, net of any future recoveries of such payments. The following table presents changes in the Company’s loss and LAE reserves for the nine months ended September 30, 2022. Changes in loss and LAE reserves, with the exception of loss and LAE payments and the impact of the revaluation of loss reserves denominated in amounts other than U.S. dollars, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of September 30, 2022, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 3.90%. LAE reserves are generally expected to be settled within a one-year
period and are not discounted. As of September 30, 2022 and December 31, 2021, the Company’s gross loss and LAE reserves included $18 million and $38 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Nine Months Ended September 30, 2022
Gross Loss and LAE Reserves as of December 31, 2021	Net Loss and LAE Payments (1)	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions (2)	Changes in Unearned Premium Revenue	Gross Loss and LAE Reserves as of September 30, 2022
$894	$(332)	$15	$(88)	$555	$3	$1,047

(1) - Amount is net of recoveries received on claims not yet paid.
(2) - Includes changes in amount and timing of estimated payments and recoveries.
The Company’s loss and LAE reserves increased from December 31, 2021, primarily due to a decrease in expected PREPA recoveries on claims not yet paid, which are netted in loss and LAE reserves, as well as higher expected claim payments, to reflect the current status of a remediation. This was partially offset by claim payments made on Puerto Rico exposure for the nine months ended September 30, 2022, an increase in recoveries related to HTA, which are netted in loss and LAE reserves, and a decline in net reserves on RMBS exposure as a result of an increase in the risk-free rates used to present value loss reserves.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Changes in Insurance Loss Recoverable
Insurance loss recoverable represents the Company’s estimate of expected recoveries on paid claims and LAE. The Company recognizes potential recoveries on paid claims based on the probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. The following table presents changes in the Company’s insurance loss recoverable for the nine months ended September 30, 2022. Changes in insurance loss recoverable with the exception of collections, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable
		for the Nine Months Ended September 30, 2022
In millions	Gross Recoverable as of December 31, 2021	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Gross Recoverable as of September 30, 2022
Insurance loss recoverable	$1,296	$(1,438)	$5	$(22)	$432	$273

The decrease in the Company’s insurance loss recoverable reflected in the preceding table was primarily due to the receipt of recoveries from the GO PSA, HTA CVI and from the sale of PREPA bankruptcy claims. In addition, the decrease was due to the receipt of the remaining collateral in the Zohar CDOs to MBIA Corp. As a result of this distribution, the insurance loss recoverable was replaced with the fair values of MBIA Corp.’s interests in entities comprising the collateral. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information on the Company’s accounting for these interests. These decreases were partially offset by changes in assumptions related to the value of the remaining PREPA recoveries on paid claims due to changes in scenario assumptions to reflect the current status of a PREPA remediation.
Loss and LAE Activity
For the three months ended September 30, 2022, the loss and LAE benefit primarily related to an increase in risk-free rates, which decreased the present value of net case reserves on first-lien RMBS transactions. This was partially offset by changes in assumptions used to estimate the fair value of the new HTA bonds that National expects to receive.
For the nine months ended September 30, 2022, loss and LAE incurred primarily related to changes in the Company’s estimate of expected recoveries on National’s PREPA exposure to reflect the current status of a PREPA remediation. PREPA loss reserves and recoveries include certain assumptions about the timing and amount of claims payments and recoveries, including assumptions about the values of recoveries on the date the Company expects to receive reimbursement under a remediation. During the nine months ended September 30, 2022, the Company updated assumptions used to estimate the value of recoveries and the timing and amount of claim payments to reflect the current status of remediation. These assumption changes resulted in a decrease in the Company’s estimated present value of expected PREPA recoveries. This was partially offset by loss benefits related to HTA and GO recoveries. During the nine months ended September 30, 2022, the Company’s HTA recoveries increased based on updated information related to the fair value of the HTA CVI that National received in July of 2022 and its estimated value of the HTA bonds National expects to receive. In addition, the Company recorded a loss benefit on its GO recoveries to reflect the fair values of the consideration received as of the acquisition date, which was higher than its previous estimate. Additionally, an increase in risk-free rates during the first nine months of 2022, resulted in a decrease in the present value of net case reserves on first-lien RMBS.
For the three months ended September 30, 2021, loss and LAE incurred primarily related to changes in loss scenario assumptions on the Puerto Rico GO and PREPA credits, as well as a decline in expected salvage collections related to CDOs. In the third quarter of 2021, National modified its GO scenario assumptions to incorporate the final terms of the Plan of Adjustment. This included
a commutation of 27% of National’s outstanding insured bonds and an acceleration of National’s remaining insured bonds. In addition, National updated its GO loss reserve scenarios to include certain assumptions about recovery valuation on the date it expects to receive cash, bonds and a CVI. These assumption changes decreased expected GO recoveries. Also in the third quarter of 2021, National modified its PREPA scenario assumptions to reflect the market insight gained from the anticipated sale of a portion of the recoverable on PREPA bankruptcy claims that had been fully satisfied by National’s insurance claim payments, which decreased its expected PREPA recoveries, partially offset by additional expected recoveries under the previous PREPA RSA.
For the nine months ended September 30, 2021, loss and LAE incurred primarily related to the changes in loss reserve scenario assumptions on the PREPA credit discussed above, and to changes in loss reserve scenario assumptions on HTA exposure to reflect the confirmed Plan of Adjustment. In addition, an increase in the risk-free rates used to discount the value of long-dated future recoveries on Puerto Rico exposures contributed to loss and LAE incurred. Loss and LAE incurred also reflects a decrease in expected salvage collections related to CDOs. This was partially offset primarily by a decrease in the present value of loss reserves related to first-lien RMBS transactions as a result of the increase in risk-free discount rates.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended September 30, 2022 and 2021, gross LAE related to remediating insured obligations were a benefit of $1 million and an expense of $4 million, respectively. For the nine months ended September 30, 2022 and 2021, gross LAE expense related to remediating insured obligations were $4 million and $17 million, respectively.
Surveillance Categories
The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of September 30, 2022:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	58	3	-	165	226
Number of issues (1)	18	2	-	85	105
Remaining weighted average contract period (in years)	5.7	1.9	-	8.6	7.3
Gross insured contractual payments outstanding: (2)
Principal	$1,800	$5	$-	$2,166	$3,971
Interest	1,997	1	-	991	2,989

Total	$3,797	$6	$-	$3,157	$6,960

Gross Claim Liability (3)	$-	$-	$-	$1,338	$1,338
Less:
Gross Potential Recoveries (4)	-	-	-	335	335
Discount, net (5)	-	-	-	224	224

Net claim liability (recoverable)	$-	$-	$-	$779	$779

Unearned premium revenue	$12	$-	$-	$23	$35
Reinsurance recoverable on paid and unpaid losses (6)					$16

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	The gross claim liability with respect to Puerto Rico exposures are net of expected recoveries for policies in a net payable position.

(4) -	Gross potential recoveries with respect to certain Puerto Rico exposures are net of the claim liability for policies in a net recoverable position.

(5) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

(6) -	Included in “Other assets” on the Company’s consolidated balance sheets.

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
Note 6: Fair Value of Financial Instruments
Fair Value Measurement
Financial Assets and Liabilities
Financial assets held by the Company primarily consist of investments in debt and equity
securities and loans receivables at fair value held by consolidated VIEs. Financial liabilities, excluding derivative liabilities, issued by the Company primarily consist of debt issued for general corporate purposes within its corporate segment, MTNs, investment agreements and debt issued by consolidated VIEs. The Company’s derivative liabilities are primarily interest rate swaps.
Valuation Techniques
Valuation techniques for financial instruments measured at fair value are described below.
Fixed-Maturity Securities Held as
Available-For-Sale,
Investments Carried at Fair Value, Investments Pledged as Collateral and Short-term Investments
These investments include investments in U.S. Treasury and government agencies, state and municipal bonds, foreign governments, corporate obligations, MBS, ABS, money market securities, and equity investments.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Investments based on quoted market prices of identical investments in active markets are classified as Level 1 of the fair value hierarchy. Level 1 investments generally consist of U.S. Treasury and government agency, money market securities and equity investments. Quoted market prices of investments in less active markets, as well as investments which are valued based on other than quoted prices for which the inputs are observable, such as interest rate yield curves, are categorized in Level 2 of the fair value hierarchy. Investments that contain significant inputs that are not observable are categorized as Level 3.
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
Other Assets
Other assets include receivables representing the right to receive reimbursement payments on claim payments expected to be made on certain insured VIE liabilities due to risk mitigating transactions with third parties executed to effectively defease, or, in-substance
commute the Company’s exposure on its financial guarantee policies. The right to receive reimbursement payments is based on the value of the Company’s financial guarantee determined using a cash flow model. The fair value of the financial guarantee primarily contains unobservable inputs and is categorized in Level 3 of the fair value hierarchy.
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
A VIE consolidated by the Company entered into a derivative instrument consisting of a cross currency swap. The cross currency swap was entered into to manage the variability in cash flows resulting from fluctuations in foreign currency rates. Prior to September 30, 2022, the fair value of the VIE derivative was determined based on inputs from unobservable cash flows projection of the derivative, discounted using observable discount rates and resulted in a derivative asset, which was included in “Assets of Consolidated Variable Interest Entities – Other Assets” on the Company’s consolidated balance sheet. As of September 30, 2022, the fair value of the VIE derivative was determined based on the valuation provided by an independent third party and resulted in a derivative liability, which is included in “Liabilities of Consolidated Variable Interest Entities – Derivative Liabilities” on the Company’s consolidated balance sheet. As the significant inputs are unobservable, the derivative contract is categorized in Level 3 of the fair value hierarchy.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Significant Unobservable Inputs
The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

In millions	Fair Value as of September 30, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Equity investments	$101	EBITDA multiples	Multiples (1)
		Discounted cash flow	Discount rate (1)
Assets of consolidated VIEs:
Loans receivable at fair value	79	Market prices of similar liabilities or internal cash flow models adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	8% - 84%	(47%) (2)
Liabilities of consolidated VIEs:
Variable interest entity notes	173	Market prices of VIE assets adjusted for financial guarantees provided or market prices of similar liabilities	Impact of financial guarantee	40% - 79%	(68%) (2)

(1) -	Range for multiples and discount rates reflects the potential variability in multiples and in discount rates.

(2) -	Weighted average represents the total MBIA guarantees as a percentage of total instrument fair value.

In millions	Fair Value as of December 31, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$77	Market prices of similar liabilities adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	23% - 72%	(55%) (1)
Liabilities of consolidated VIEs:
Variable interest entity notes	291	Market prices of VIE assets adjusted for financial guarantees provided or market prices of similar liabilities	Impact of financial guarantee	33% - 73%	(59%) (1)

(1) -	Weighted average represents the total MBIA guarantees as a percentage of total instrument fair value.
Sensitivity of Significant Unobservable Inputs
The significant unobservable inputs used in the fair value measurement of the Company’s equity investments at fair value are EBITDA multiples and the discount rate. The fair value of equity investments is determined by taking the median value in EBITDA multiple and discounted cash flow valuation scenarios. If there had been lower or higher EBITDA multiples, the value of equity investments would have been lower or higher, respectively. If there had been a lower or higher discount rate, the value of equity investments would have been higher or lower, respectively.
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
Fair Value Measurements
The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2022
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$643	$86	$-	$729
State and municipal bonds	-	312	-	312
Foreign governments	-	20	-	20
Corporate obligations	-	788	-	788
Mortgage-backed securities:
Residential mortgage-backed agency	-	191	-	191
Residential mortgage-backed non-agency	-	86	37	123
Commercial mortgage-backed	-	13	-	13
Asset-backed securities:
Collateralized debt obligations	-	159	-	159
Other asset-backed	-	123	-	123

Total fixed-maturity investments	643	1,778	37	2,458
Money market securities	459	-	-	459
Equity investments	35	19	101	155
Cash and cash equivalents	102	-	-	102
Assets of consolidated VIEs:
Corporate obligations	-	4	-	4
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	22	-	22
Commercial mortgage-backed	-	10	-	10
Asset-backed securities:
Collateralized debt obligations	-	6	-	6
Other asset-backed	-	7	-	7
Cash	9	-	-	9
Loans receivable at fair value:
Residential loans receivable	-	-	79	79
Other assets:
Other	-	-	16	16

Total assets	$1,248	$1,846	$233	$3,327

Liabilities:
Medium-term notes	$-	$-	$38	$38
Derivative liabilities:
Non-insured interest rate derivatives	-	49	-	49
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	173	173
Currency derivatives	-	-	5	5

Total liabilities	$-	$49	$216	$265

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$750	$95	$-	$845
State and municipal bonds	-	168	-	168
Foreign governments	-	17	-	17
Corporate obligations	-	1,050	-	1,050
Mortgage-backed securities:
Residential mortgage-backed agency	-	198	-	198
Residential mortgage-backed non-agency	-	98	-	98
Commercial mortgage-backed	-	13	-	13
Asset-backed securities:
Collateralized debt obligations	-	150	-	150
Other asset-backed	-	106	-	106

Total fixed-maturity investments	750	1,895	-	2,645
Money market securities	78	-	-	78
Equity investments	47	23	-	70
Cash and cash equivalents	151	-	-	151
Derivative assets:
Non-insured interest rate derivatives	-	1	-	1
Assets of consolidated VIEs:
Corporate obligations	-	5	-	5
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	27	-	27
Commercial mortgage-backed	-	10	-	10
Asset-backed securities:
Collateralized debt obligations	-	6	4	10
Other asset-backed	-	8	-	8
Cash	9	-	-	9
Loans receivable at fair value:
Residential loans receivable	-	-	77	77
Other assets:
Currency derivatives	-	-	9	9
Other	-	-	14	14

Total assets	$1,035	$1,975	$104	$3,114

Liabilities:
Medium-term notes	$-	$-	$98	$98
Derivative liabilities:
Insured credit derivatives	-	1	-	1
Non-insured interest rate derivatives	-	130	-	130
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	291	291

Total liabilities	$-	$131	$389	$520

Level 3 assets at fair value as of September 30, 2022 and December 31, 2021 represented approximately 7% and 3%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of September 30, 2022 and December 31, 2021 represented approximately 82% and 75%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of September 30, 2022 and December 31, 2021. The majority of the financial assets and liabilities that the Company requires fair value reporting or disclosures are valued based on the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for identical or similar products.

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of September 30, 2022	Carry Value Balance as of September 30, 2022
Liabilities:
Long-term debt	$-	$361	$-	$361	$2,393
Medium-term notes	-	-	296	296	446
Investment agreements	-	-	298	298	273
Liabilities of consolidated VIEs:
Variable interest entity loans payable	-	-	2	2	2

Total liabilities	$-	$361	$596	$957	$3,114

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$1,240	$1,240	$1,061
Ceded recoverable (liability)	-	-	29	29	16

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2021	Carry Value Balance as of December 31, 2021
Liabilities:
Long-term debt	$-	$433	$-	$433	$2,331
Medium-term notes	-	-	322	322	490
Investment agreements	-	-	355	355	274

Total liabilities	$-	$433	$677	$1,110	$3,095

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$848	$848	$(80)
Ceded recoverable (liability)	-	-	30	30	(42)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2022 and 2021:
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2022

In millions	Balance, Beginning of Period	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2022	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of September 30, 2022 (1)
Assets:
Residential mortgage- backed non-agency	$55	$-	$(2)	$1	$-	$-	$(17)	$-	$-	$37	$-	$(3)
Equity investments	-	-	-	101	-	-	-	-	-	101	-	-
Assets of consolidated VIEs:
Loans receivable - residential	68	13	-	-	-	(2)	-	-	-	79	11	-
Currency derivatives	9	(9)	-	-	-	-	-	-	-	-	(9)	-
Other	16	-	-	-	-	-	-	-	-	16	-	-

Total assets	$148	$4	$(2)	$102	$-	$(2)	$(17)	$-	$-	$233	$2	$(3)

In millions	Balance, Beginning of Period	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2022	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of September 30, 2022 (2)
Liabilities:
Medium-term notes	$42	$(8)	$4	$-	$-	$-	$-	$-	$-	$38	$(8)	$4
Liabilities of consolidated VIEs:
VIE notes	217	33	(25)	-	-	(52)	-	-	-	173	(2)	1
Currency derivatives	-	5	-	-	-	-	-	-	-	5	5	-

Total liabilities	$259	$30	$(21)	$-	$-	$(52)	$-	$-	$-	$216	$(5)	$5

(1) -	Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

(2) -	Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2021

In millions	Balance, Beginning of Period	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2021	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of September 30, 2021 (1)
Assets:
Assets of consolidated VIEs:
Commercial mortgage-backed	$-	$-	$-	$-	$-	$-	$-	$4	$-	$4	$-	$-
Loans receivable- residential	129	(3)	-	-	-	(2)	(47)	-	-	77	(4)	-
Currency derivatives	8	1	-	-	-	-	-	-	-	9	1	-
Other	13	2	-	-	-	-	-	-	-	15	2	-

Total assets	$150	$-	$-	$-	$-	$(2)	$(47)	$4	$-	$105	$(1)	$-

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Period	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2021	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of September 30, 2021 (2)
Liabilities:
Medium-term notes	$105	$(4)	$1	$-	$-	$-	$-	$-	$-	$102	$(4)	$1
Liabilities of consolidated VIEs:
VIE notes	290	(3)	9	-	-	(4)	-	-	-	292	(5)	9

Total liabilities	$395	$(7)	$10	$-	$-	$(4)	$-	$-	$-	$394	$(9)	$10

(1) -	Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

(2) -	Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
For the three months ended September 30, 2022, there were no transfers into or out of Level 3.
For the three months ended September 30, 2021, sales included the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.
For the three months ended September 30, 2021, transfers into Level 3and out of Level 2 were related to CMBS, where inputs, which are significant to their valuation, became unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers out of Level 3.
The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2022 and 2021:
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2022

In millions	Balance, Beginning of Year	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2022	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of September 30, 2022 (1)
Assets:
Residential mortgage- backed non-agency	$-	$-	$(6)	$60	$-	$-	$(17)	$-	$-	$37	$-	$-
Equity investments	-	-	-	101	-	-	-	-	-	101	-	-
Assets of consolidated VIEs:
Collateralized debt obligations	4	-	-	-	-	(4)	-	-	-	-	-	-
Loans receivable - residential	77	8	-	-	-	(6)	-	-	-	79	2	-
Currency derivatives	9	(9)	-	-	-	-	-	-	-	-	(9)	-
Other	14	2	-	-	-	-	-	-	-	16	2	-

Total assets	$104	$1	$(6)	$161	$-	$(10)	$(17)	$-	$-	$233	$(5)	$-

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Year	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in Credit Risk in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2022	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of September 30, 2022 (2)
Liabilities:
Medium-term notes	$98	$(29)	$17	$-	$-	$(48)	$-	$-	$-	$38	$(28)	$18
Liabilities of consolidated VIEs:
VIE notes	291	8	(6)	-	-	(120)	-	-	-	173	(9)	4
Currency derivatives	-	5	-	-	-	-	-	-	-	5	5	-

Total liabilities	$389	$(16)	$11	$-	$-	$(168)	$-	$-	$-	$216	$(32)	$22

(1) -	Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

(2) -	Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2021

In millions	Balance, Beginning of Year	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2021	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of September 30, 2021 (1)
Assets:
Assets of consolidated VIEs:
Commercial mortgage-backed	$-	$-	$-	$-	$-	$-	$-	$4	$-	$4	$-	$-
Loans receivable - residential	120	31	-	-	-	(13)	(61)	-	-	77	21	-
Loan repurchase commitments	604	(4)	-	-	-	(600)	-	-	-	-	-	-
Currency derivatives	6	3	-	-	-	-	-	-	-	9	3	-
Other	14	1	-	-	-	-	-	-	-	15	1	-

Total assets	$744	$31	$-	$-	$-	$(613)	$(61)	$4	$-	$105	$25	$-

In millions	Balance, Beginning of Year	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of September 30, 2021	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of September 30, 2021 (2)
Liabilities:
Medium-term notes	$110	$(13)	$5	$-	$-	$-	$-	$-	$-	$102	$(13)	$5
Other derivatives	49	-	-	-	-	(49)	-	-	-	-	-	-
Liabilities of consolidated VIEs:
VIE notes	303	44	(15)	-	-	(35)	(5)	-	-	292	23	4

Total liabilities	$462	$31	$(10)	$-	$-	$(84)	$(5)	$-	$-	$394	$10	$9

(1)	- Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

(2)	- Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

For the nine months ended September 30, 2022, there were no transfers into or out of Level 3.
For the nine months ended nine months ended September 30, 2021, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.
For the nine months ended September 30, 2021, transfers into Level 3 and out of Level 2 were related to CMBS, where inputs, which are significant to their valuation, became unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers out of Level 3.
Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended September 30, 2022 and 2021 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2022	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2021
Revenues:
Net gains (losses) on financial instruments at fair value and foreign exchange	$8	$8	$4	$4
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(34)	(1)	3	4

Total	$(26)	$7	$7	$8

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the nine months ended September 30, 2022 and 2021 are reported on the Company’s consolidated statements of operations as follows:

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2022	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of September 30, 2021
Revenues:
Net gains (losses) on financial instruments at fair value and foreign exchange	$29	$28	$13	$13
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(12)	(1)	(13)	2

Total	$17	$27	$-	$15

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Fair Value Option
The Company elected to record at fair value certain financial instruments, including financial instruments that are consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs.
The following table presents the gains and (losses) included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 for financial instruments for which the fair value option was elected:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Investments carried at fair value (1)	$(7)	$(1)	$(33)	$5
Fixed-maturity securities held at fair value-VIE (2)	(1)	1	(4)	3
Loans receivable at fair value:
Residential mortgage loans (2)	13	(3)	8	31
Loan repurchase commitments (2)	-	-	-	(4)
Other assets-VIE (2)	-	2	2	1
Medium-term notes (1)	8	4	29	13
Variable interest entity notes (2)	(35)	3	(12)	(47)

(1) - Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.
(2) - Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange-VIE”
on MBIA’s consolidated statements of operations.
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2022 and December 31, 2021 for loans and notes for which the fair value option was elected:

	As of September 30, 2022			As of December 31, 2021
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans - current	$39	$39	$-	$40	$40	$-
Residential mortgage loans (90 days or more past due)	144	40	104	141	37	104

Total loans receivable and other instruments at fair value	$183	$79	$104	$181	$77	$104
Variable interest entity notes	$771	$173	$598	$922	$291	$631
Medium-term notes	$49	$38	$11	$108	$98	$10
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
Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option
As of September 30, 2022 and December 31, 2021, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were losses of $43 million and $32 million, respectively, reported in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the three months ended September 30, 2022 and 2021, the portions of instrument-specific credit risk included in accumulated other comprehensive income (“AOCI”) that were recognized in earnings due to settlement of liabilities were losses of $23 million and $12 million, respectively. During the nine months ended September 30, 2022 and 2021, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $11 million and $36 million, respectively.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments
Investments, excluding equity instruments, those elected under the fair value option and those classified as trading, consist of debt instruments classified as available-for-sale
(“AFS”).
The following tables present the amortized cost, allowance for credit losses, corresponding gross unrealized gains and losses and fair value for AFS investments in the Company’s consolidated investment portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022
In millions	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$749	$-	$6	$(39)	$716
State and municipal bonds	143	-	1	(12)	132
Foreign governments	23	-	-	(4)	19
Corporate obligations	872	-	1	(162)	711
Mortgage-backed securities:
Residential mortgage-backed agency	207	-	-	(25)	182
Residential mortgage-backed non-agency	135	-	2	(19)	118
Commercial mortgage-backed	13	-	-	(1)	12
Asset-backed securities:
Collateralized debt obligations	118	-	-	(7)	111
Other asset-backed	109	-	-	(4)	105

Total AFS investments	$2,369	$-	$10	$(273)	$2,106

	December 31, 2021
In millions	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$782	$-	$54	$(2)	$834
State and municipal bonds	140	-	27	-	167
Foreign governments	13	-	1	-	14
Corporate obligations	905	-	53	(5)	953
Mortgage-backed securities:
Residential mortgage-backed agency	190	-	3	(1)	192
Residential mortgage-backed non-agency	80	-	12	-	92
Commercial mortgage-backed	10	-	-	-	10
Asset-backed securities:
Collateralized debt obligations	101	-	-	-	101
Other asset-backed	95	-	-	(1)	94

Total AFS investments	$2,316	$-	$150	$(9)	$2,457

The following table presents the distribution by contractual maturity of AFS fixed-maturity securities at amortized cost, net of allowance for credit losses, and fair value as of September 30, 2022. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities
In millions	Net Amortized Cost	Fair Value
Due in one year or less	$379	$378
Due after one year through five years	294	278
Due after five years through ten years	342	292
Due after ten years	772	630
Mortgage-backed and asset-backed	582	528

Total fixed-maturity investments	$2,369	$2,106

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

Deposited and Pledged Securities
The fair value of securities on deposit with various regulatory authorities as of September 30, 2022 and December 31, 2021 was $10 million and $11 million, respectively. These deposits are required to comply with state insurance laws.
Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of September 30, 2022 and December 31, 2021, the fair value of securities pledged as collateral for these investment agreements approximated $282 million and $280 million, respectively. The Company’s collateral as of September 30, 2022 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks.
Refer to “Note 8: Derivative Instruments” for information about securities posted to derivative counterparties.
Impaired Investments
The following tables present the
non-credit
related gross unrealized losses related to AFS investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$307	$(36)	$14	$(3)	$321	$(39)
State and municipal bonds	95	(11)	1	(1)	96	(12)
Foreign governments	18	(4)	-	-	18	(4)
Corporate obligations	597	(134)	74	(28)	671	(162)
Mortgage-backed securities:
Residential mortgage-backed agency	127	(13)	55	(12)	182	(25)
Residential mortgage-backed non-agency	102	(19)	-	-	102	(19)
Commercial mortgage-backed	11	(1)	1	-	12	(1)
Asset-backed securities:
Collateralized debt obligations	67	(3)	43	(4)	110	(7)
Other asset-backed	103	(4)	1	-	104	(4)

Total AFS investments	$1,427	$(225)	$189	$(48)	$1,616	$(273)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$161	$(1)	$16	$(1)	$177	$(2)
State and municipal bonds	11	-	-	-	11	-
Foreign governments	3	-	-	-	3	-
Corporate obligations	270	(5)	8	-	278	(5)
Mortgage-backed securities:
Residential mortgage-backed agency	94	(1)	1	-	95	(1)
Residential mortgage-backed non-agency	3	-	1	-	4	-
Commercial mortgage-backed	2	-	-	-	2	-
Asset-backed securities:
Collateralized debt obligations	60	-	29	-	89	-
Other asset-backed	72	(1)	-	-	72	(1)

Total AFS investments	$676	$(8)	$55	$(1)	$731	$(9)

Gross unrealized losses on AFS investments increased as of September 30, 2022 compared with December 31, 2021 primarily due to higher interest rates and widening credit spreads.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of September 30, 2022 and December 31, 2021 was 14 and 11 years, respectively. As of September 30, 2022 and December 31, 2021, there were 140 and 36 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 135 and 7 securities, respectively, were below book value by more than 5%.
The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of September 30, 2022:

	AFS Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	34	$80	$72
> 15% to 25%	45	71	56
> 25% to 50%	53	73	49
> 50%	3	-	-

Total	135	$224	$177

As of September 30, 2022, the Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of September 30, 2022 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value. For the three and nine months ended September 30, 2022, impairment loss due to intent to sell securities in an unrealized loss position was $2 million and $21 million, respectively, and reported in “Other net realized gains (losses)” on the Company’s consolidated results of operation. For the three months ended September 30, 2022, the impairment loss was previously recognized as an allowance for credit loss, but was impaired to fair value during the third quarter of 2022 due to the intent to sell these securities.
Credit Losses on Investments
The Company’s fixed-maturity securities for which fair value is less than amortized cost are reviewed quarterly in order to determine whether a credit loss exists. If the Company determines that the declines in the fair value are related to credit loss, the Company will establish an allowance for credit losses and recognize the credit component through earnings. Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 for a discussion of the Company’s policy for its determination of credit losses. The Company did not purchase any credit-deteriorated assets for the nine months ended September 30, 2022 and 2021.
Allowance for Credit Losses Rollforward
The following tables present the rollforward of allowance for credit losses on AFS investments for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022
In millions	Balance as of June 30, 2022	Additions not previously recorded	Additions arising from PCD Assets	Reductions from Securities Sold	Reductions- Intent to sell or MLTN	Change in Allowance Previously Recorded	Write Offs	Recoveries	Balance as of September 30, 2022
AFS Investments
Fixed-maturity investments:
Corporate obligations	$3	$-	$-	$-	$3	$-	$-	$-	$-

Total Allowance on AFS investments	$3	$-	$-	$-	$3	$-	$-	$-	$-

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

	Nine Months Ended September 30, 2022
In millions	Balance as of December 31, 2021	Additions not previously recorded	Additions arising from PCD Assets	Reductions from Securities Sold	Reductions- Intent to sell or MLTN	Change in Allowance Previously Recorded	Write Offs	Recoveries	Balance as of September 30, 2022
AFS Investments
Fixed-maturity investments:
Corporate obligations	$-	$3	$-	$-	$3	$-	$-	$-	$-

Total Allowance on AFS investments	$-	$3	$-	$-	$3	$-	$-	$-	$-

The additions to credit losses for the nine months ended September 30, 2022 were related to concerns on an issuer’s credit deterioration as a result of the Ukraine and Russia conflict. In the third quarter of 2022, these securities were impaired to fair value due to the Company’s intent to sell and the credit losses were reversed.
The Company does not recognize credit losses on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of September 30, 2022 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company. The Company did not hold any securities in an unrealized loss position that were insured by a third-party financial guarantor as of September 30, 2022.

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (1)
Mortgage-backed	$93	$(17)	$111
Corporate obligations	74	(31)	-
Other	6	-	-

Total	$173	$(48)	$111

(1) -
 Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured and are discounted using a discount rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract and may differ from the fair value.

Sales of
Available-for-Sale
Investments
Gross realized gains and losses from sales of AFS investments are recorded within “Net realized investment gains (losses)” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Proceeds from sales	$339	$73	$859	$469
Gross realized gains	$2	$1	$3	$7
Gross realized losses	$(17)	$-	$(42)	$(8)
Equity and Trading Investments
Equity and trading investments are included within “Investments carried at fair value” on the Company’s consolidated balance sheets. Unrealized gains and losses recognized on equity and trading investments held as of the end of each period for the three and nine months ended September 30, 2022 and 2021 are as follows:

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net gains (losses) recognized during the period on equity and trading securities	$(3)	$-	$(31)	$5
Less:
Net gains (losses) recognized during the period on equity and trading securities sold during the period	(6)	1	(6)	1

Unrealized gains (losses) recognized during the period on equity and trading securities still held at the reporting date	$3	$(1)	$(25)	$4

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
Credit Derivatives Sold
The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of September 30, 2022 and December 31, 2021. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s Investor Services (“Moody’s”), Standard & Poor’s Financial Services, LLC (“S&P”) or MBIA.

$ in millions	As of September 30, 2022
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured swaps	13.9 Years	$-	$53	$1,022	$232	$60	$1,367	$-

Total fair value		$-	$-	$-	$-	$-		$-

$ in millions	As of December 31, 2021
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured swaps	14.1 Years	$-	$61	$1,136	$292	$-	$1,489	$(1)

Total fair value		$-	$-	$(1)	$-	$-		$(1)

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
Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of September 30, 2022 and December 31, 2021, the Company did not hold or post cash collateral to derivative counterparties.
As of September 30, 2022 and December 31, 2021, the Company had securities with a fair value of $75 million and $159 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale,
at fair value” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 8: Derivative Instruments (continued)

As of September 30, 2022, the fair value on one Credit Support Annex (“CSA”) was immaterial. As of December 31, 2021, the fair value on one Credit Support Annex (“CSA”) was $1 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of September 30, 2022 and December 31, 2021, the counterparty was rated Aa3 by Moody’s and A+ by S&P.
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
The following tables present the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of September 30, 2022 and December 31, 2021:

	September 30, 2022
In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured swaps	$1,367	Other assets	$-	Derivative liabilities	$-
Interest rate swaps	375	Other assets	-	Derivative liabilities	(49)
Interest rate swaps-embedded	178	Medium-term notes	-	Medium-term notes	(1)
Currency swaps-VIE	38	Other assets-VIE	-	Derivative liabilities-VIE	(5)

Total non-designated derivatives	$1,958		$-		$(55)

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

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2022 and 2021:

In millions
Derivatives Not Designated as		Three Months Ended September 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2022	2021
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$23	$5
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(14)	1

Total		$9	$6

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 8: Derivative Instruments (continued)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2022 and 2021:

In millions
Derivatives Not Designated as Hedging Instruments		Nine Months Ended September 30,
	Location of Gain (Loss) Recognized in Income on Derivative	2022	2021
Insured swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$1	$-
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	79	22
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(14)	3

Total		$66	$25

Note 9: Income Taxes
The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Income (loss) from continuing operations before income taxes	$(35)	$(123)	$(144)	$(290)
Provision (benefit) for income taxes	$-	$-	$-	$-
Effective tax rate	0.0%	0.0%	0.0%	0.0%
For the nine months ended September 30, 2022 and 2021, the Company’s effective tax rate applied to its loss before income taxes was lower than the U.S. statutory tax rate due to the full valuation allowance on the changes in its net deferred tax asset.
Deferred Tax Asset, Net of Valuation Allowance
The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax
income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $1.2 billion and $1.1 billion as of September 30, 2022 and December 31, 2021, respectively. The Company will continue to analyze the valuation allowance on a quarterly basis.
Net operating losses (“NOLs”) of property and casualty insurance companies are permitted to be carried back two years and carried forward 20 years. NOLs of property and casualty insurance companies are not subject to the 80 percent taxable income limitation and indefinite lived carryforward period required by the Tax Cuts and Jobs Act applicable to general corporate NOLs.
Accounting for Uncertainty in Income Taxes
The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of September 30, 2022 and December 31, 2021, the Company had no UTB.
Federal income tax returns through 2011 have been examined or surveyed. As of September 30, 2022, the Company’s NOL is approximately $3.9 billion. NOLs generated prior to tax reform and property and casualty NOLs generated after tax reform will expire between tax years 2031 through 2042. As of September 30, 2022, the Company has a foreign tax credit carryforward of $58 million, which will expire between tax years 2022 through 2032.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 9: Income Taxes (continued)

Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law and includes several tax changes, notably a new 15% minimum tax on the book income of large corporations and a 1% excise tax on most stock buybacks. The IRA will not have a material impact on the Company’s financial results.
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
public finance and global structured finance obligations, including asset-backed obligations. MBIA Corp. has insured sovereign-related and sub-sovereign
bonds, utilities, privately issued bonds used for the financing of projects that include toll roads, bridges, airports, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, structured settlements, consumer loans, and corporate loans and bonds. MBIA Corp. insures the investment contracts written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. MBIA Insurance Corporation also insures debt obligations of GFL. During the nine months ended September 30, 2022, debt obligations affiliated with MZ Funding LLC matured and were repaid in full. MBIA Corp. has also written policies guaranteeing obligations under certain derivative contracts, including termination payments that may become due upon certain insolvency or payment defaults of the financial guarantor or the issuer. MBIA Corp. has not written any meaningful amount of business since 2008.
Segments Results
The following tables provide the Company’s segment results for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	U.S. Public		International
			and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$17	$(3)	$9	$-		$23
Net gains (losses) on financial instruments at fair value and foreign exchange	(6)	35	(4)	-		25
Revenues of consolidated VIEs	-	-	(31)	-		(31)
Inter-segment revenues (2)	6	12	2	(20)		-

Total revenues	17	44	(24)	(20)		17
Losses and loss adjustment	16	-	(28)	-		(12)
Amortization of deferred acquisition costs and operating	2	12	2	-		16
Interest	-	14	32	-		46
Expenses of consolidated VIEs	-	-	2	-		2
Inter-segment expenses (2)	10	5	6	(21)		-

Total expenses	28	31	14	(21)		52

Income (loss) from continuing operations before income taxes	$(11)	$13	$(38)	$1		$(35)

Identifiable assets per segment	$3,061	$622	$1,708	$(1,508	) (3)	$3,883
Assets held for sale	-	-	-	-		132

Total identifiable assets	$3,061	$622	$1,708	$(1,508)		$4,015

(1) -	Consists of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).
(2) -	Primarily represents intercompany service charges and intercompany net investment income and expenses.
(3) -	Consists principally of intercompany reinsurance balances.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 10: Business Segments (continued)

	Three Months Ended September 30, 2021
	U.S. Public		International
			and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations	Consolidated
Revenues (1)	$21	$7	$24	$-	$52
Net gains (losses) on financial instruments at fair value and foreign exchange	-	12	(3)	-	9
Net gains (losses) on extinguishment of debt	-	16	-	-	16
Revenues of consolidated VIEs	-	-	(5)	-	(5)
Inter-segment revenues (2)	8	14	2	(24)	-

Total revenues	29	49	18	(24)	72
Losses and loss adjustment	68	-	57	-	125
Amortization of deferred acquisition costs and operating	6	16	1	-	23
Interest	-	14	26	-	40
Expenses of consolidated VIEs	-	-	7	-	7
Inter-segment expenses (2)	11	4	9	(24)	-

Total expenses	85	34	100	(24)	195

Income (loss) from continuing operations before income taxes	$(56)	$15	$(82)	$-	$(123)

(1) -	Consists of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).
(2) -	Primarily represents intercompany service charges and intercompany net investment income and expenses.
The following tables provide the Company’s segment results for the nine months ended September 30, 2022 and 2021:

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 10: Business Segments (continued)

	Nine Months Ended September 30, 2022
	U.S. Public		International
			and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$24	$3	$26	$-		$53
Net gains (losses) on financial instruments at fair value and foreign exchange	(43)	111	(17)	-		51
Net gains (losses) on extinguishment of debt	-	5	-	(1)		4
Revenues of consolidated VIEs	-	-	(11)	-		(11)
Inter-segment revenues (2)	20	43	7	(70)		-

Total revenues	1	162	5	(71)		97
Losses and loss adjustment	152	-	(95)	-		57
Amortization of deferred acquisition costs and operating	6	35	8	-		49
Interest	-	42	88	-		130
Expenses of consolidated VIEs	-	-	5	-		5
Inter-segment expenses (2)	33	17	20	(70)		-

Total expenses	191	94	26	(70)		241

Income (loss) from continuing operations before income taxes	$(190)	$68	$(21)	$(1)		$(144)

Identifiable assets per segment	$3,061	$622	$1,708	$(1,508	) (3)	$3,883
Assets held for sale	-	-	-	-		132

Total identifiable assets	$3,061	$622	$1,708	$(1,508)		$4,015

(1) -	Consists of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).
(2) -	Primarily represents intercompany service charges and intercompany net investment income and expenses.
(3) -	Consists principally of intercompany reinsurance balances.

	Nine Months Ended September 30, 2021
	U.S. Public		International
			and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations	Consolidated
Revenues (1)	$65	$13	$37	$-	$115
Net gains (losses) on financial instruments at fair value and foreign exchange	-	50	(9)	-	41
Net gains (losses) on extinguishment of debt	-	30	-	-	30
Revenues of consolidated VIEs	-	-	(24)	-	(24)
Inter-segment revenues (2)	22	50	10	(82)	-

Total revenues	87	143	14	(82)	162
Losses and loss adjustment	135	-	97	-	232
Amortization of deferred acquisition costs and operating	14	54	7	-	75
Interest	-	42	80	-	122
Expenses of consolidated VIEs	-	-	23	-	23
Inter-segment expenses (2)	36	14	30	(80)	-

Total expenses	185	110	237	(80)	452

Income (loss) from continuing operations before income taxes	$(98)	$33	$(223)	$(2)	$(290)

(1) -	Consists of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).
(2) -	Primarily represents intercompany service charges and intercompany net investment income and expenses.
Note 11: Earnings Per Share
Earnings per share is calculated using the
two-class
method in which earnings are allocated to common stock and participating securities based on their rights to receive nonforfeitable dividends or dividend equivalents. The Company grants restricted stock to certain employees and non-employee
directors in accordance with the Company’s long-term incentive programs, which entitle the participants to receive nonforfeitable dividends or dividend equivalents during the vesting period on the same basis as those dividends are paid to common shareholders. These unvested stock awards represent participating securities. During periods of net income, the calculation of earnings per share exclude th
e
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 11: Earnings Per Share (continued)

Basic earnings per share excludes dilution and is reported separately for continuing operations and discontinued operations. Basic earnings per share for continuing operations and discontinued operations is computed by dividing net income from continuing operations and discontinued operations available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the dilutive effect of all unvested restricted stock outstanding during the period that could potentially result in the issuance of common stock. The dilution from unvested restricted stock is calculated by applying the two-class
method and using the treasury stock method. The treasury stock method assumes the proceeds from the unrecognized compensation expense from unvested restricted stock will be used to purchase shares of the Company’s common stock at the average market price during the period. If the potentially dilutive securities disclosed in the table below become vested, the transaction would be net share settled resulting in a significantly lower impact to the outstanding share balance in comparison to the total amount of the potentially dilutive securities. During periods of net loss, unvested restricted stock is excluded from the calculation because it would have an antidilutive effect. Therefore, in periods of net loss, the calculation of basic and diluted earnings per share would result in the same value.
The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except per share amounts	2022	2021	2022	2021
Basic earnings per share:
Net income (loss) from continuing operations	$(35)	$(123)	$(144)	$(290)
Less: undistributed earnings allocated to participating securities	-	-	-	-

Net income (loss) from continuing operations available to common shareholders	(35)	(123)	(144)	(290)
Net income (loss) from discontinued operations	1	-	1	-

Net income (loss)	$(34)	$(123)	$(143)	$(290)
Basic weighted average shares (1)	49.9	49.6	49.8	49.4

Continuing operations	$(0.68)	$(2.49)	$(2.88)	$(5.87)
Discontinued operations	0.01	-	0.01	-

Net income (loss) per share - basic	$(0.67)	$(2.49)	$(2.87)	$(5.87)
Diluted earnings per share:
Net income (loss) from continuing operations	$(35)	$(123)	$(144)	$(290)
Less: undistributed earnings allocated to participating securities	-	-	-	-
Net income (loss) from continuing operations available to common shareholders	(35)	(123)	(144)	(290)
Net income (loss) from discontinued operations	1	-	1	-

Net income (loss)	$(34)	$(123)	$(143)	$(290)
Diluted weighted average shares	49.9	49.6	49.8	49.4

Continuing operations	$(0.68)	$(2.49)	$(2.88)	$(5.87)
Discontinued operations	0.01	-	0.01	-

Net income (loss) per share -diluted	$(0.67)	$(2.49)	$(2.87)	$(5.87)
Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	5.0	4.9	5.0	4.9

(1) -
Includes 0.8 million and 0.9 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for each of the three months and nine months ended September 30, 2022 and 2021, respectively.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 12: Accumulated Other Comprehensive Income
The following table presents the changes in the components of AOCI for the nine months ended September 30, 2022:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Instrument- Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, December 31, 2021	$138	$(6)	$(32)	$100
Other comprehensive income (loss) before reclassifications	(399)	1	(22)	(420)
Amounts reclassified from AOCI	(5)	-	11	6

Net period other comprehensive income (loss)	(404)	1	(11)	(414)

Balance, September 30, 2022	$(266)	$(5)	$(43)	$(314)

The following table presents the details of the reclassifications from AOCI for the three and nine months ended September 30, 2022 and 2021:

In millions	Amounts Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI Components	2022	2021	2022	2021	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$3	$3	$5	$11	Net realized investment gains (losses)

Total unrealized gains (losses) on AFS securities	3	3	5	11
Instrument-specific credit risk of liabilities:
Settlement of liabilities	(23)	(12)	(11)	(36)	Net gains (losses) on financial instruments at fair value and foreign exchange - VIE

Total reclassifications for the period	$(20)	$(9)	$(6)	$(25)	Net income (loss)

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
Litigation
Tilton et al. v. MBIA Inc. et al.,
Adversary Case
No. 19-50390
(KBO) (Bankr. Del.)
On October 1, 2019, Lynn Tilton and certain affiliated entities commenced an adversary proceeding in the Zohar Funds Bankruptcy Cases against MBIA Inc., MBIA Corp. and other Zohar Funds creditors seeking the equitable subordination of those creditors’ claims with respect to the Zohar Funds. Plaintiffs claimed they were entitled to relief due to inequitable and unfair conduct by defendants. Plaintiffs filed an amended complaint on January 6, 2022. Defendants’ motions to dismiss the amended complaint was granted on March 25, 2022, and the Delaware District Court affirmed that dismissal on August 11, 2022. Plaintiffs have appealed the District Court’s decision to the Court of Appeals for the Third Circuit.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 13: Commitments and Contingencies (continued)

MBIA Insurance Corp. v. Tilton et al.,
Adversary Case
No. 20-50776
(KBO) (Bankr. Del.)
On July 30, 2020, MBIA Corp. commenced an adversary proceeding in the Zohar Funds Bankruptcy Cases against Lynn Tilton and certain affiliated entities seeking damages incurred by MBIA Corp. in connection with insurance policies it issued on senior notes issued by Zohar I and Zohar II. On July 23, 2021, the court denied in part and granted in part Tilton’s and her affiliated defendants’ motion to dismiss the complaint. The court denied defendants’ motion with respect to MBIA’s claims for breach of contract, tortious interference, unjust enrichment, and malicious prosecution of claims Tilton brought against MBIA in Delaware. On February 1, 2022, MBIA filed its most recent Amended Complaint pursuant to and in accordance with the court’s multiple rulings on defendants’ motion to dismiss and related filings regarding the parties’ pleadings. Defendants filed their Answer to MBIA’s most recent Amended Complaint on April 13, 2022. Following the confirmation of a liquidation plan of the Zohar collateral by the Delaware Bankruptcy Court and that plan becoming effective on August 2, 2022, MBIA Corp.’s claims in this adversary proceeding, among other assets, were transferred and assigned to a litigation trust and distributed to MBIA Corp. in the form of interests in certain asset recovery entities managed by a special manager subject to oversight by MBIA Corp. and another former Zohar creditor. As a result, on September 12, 2022, the court ordered the substitution of that Zohar litigation trust, as successor-in-interest
to MBIA Corp., for MBIA Corp. as plaintiff in this adversary proceeding. Accordingly, MBIA Corp. is no longer the plaintiff or party to this adversary proceeding. On September 13, 2022, the Delaware Bankruptcy Court ordered the consolidation of this adversary proceeding for discovery and pretrial proceedings with an adversary proceeding commenced in 2020 by the Zohar Funds against Lynn Tilton in the Delaware Bankruptcy Court. Pursuant to that order, all pleadings concerning the now-consolidated
proceedings shall be filed only in the adversary proceeding captioned
Zohar III, Corp. v. Patriarch Partners, LLC
, Adv. Proc.
No. 20-50534
(KBO).
No. 20-50534
(KBO).
The Financial Oversight and Management Board for Puerto Rico, as representative of The Puerto Rico Electric Power Authority, et al.
,
Case No.
 17 BK
4780-LTS
(
D.P.R. July 19, 2017) (Swain, J.)
On July 18, 2017, National, together with other PREPA bondholders, asked the court overseeing PREPA’s Title III proceeding to lift the automatic stay, and permit bondholders to seek appointment of a receiver to oversee PREPA. On September 14, 2017, the court held that PROMESA barred relief from the stay. The bondholders appealed the decision to the First Circuit. On August 8, 2018, the First Circuit issued an order reversing the Court’s decision on jurisdictional grounds and remanding the motion. On October 3, 2018, National, together with other monolines filed an updated motion for relief from the automatic stay to allow Movants to exercise their statutory right to have a receiver appointed at PREPA. The Oversight Board filed a motion to dismiss the receiver motion. These motions had been stayed pending completion of the RSA but following its termination on March 8, 2022, the Court appointed a mediation panel to engage with the parties on a settlement. The bondholders renewed their motion on September 19, 2022. On September 29, 2022, the Court issued an order continuing its stay of the motion until the earlier of (a) the day after the deadline set by the Court for the Oversight Board to file a proposed plan of adjustment for PREPA, if such plan deadline is not met, or (b) the termination of the plan confirmation process.
Cortland Capital Market Services LLC, et al. v. The Financial Oversight and Management Board for Puerto Rico et al.,
Case
No. 19-00396
(D.P.R. July 9, 2019) (Swain, J.)
On July 9, 2019, the “Fuel Line Lenders,” parties who extended approximately $700 million to PREPA beginning in 2012 to fund fuel purchases, filed an adversary complaint against the Oversight Board, PREPA, AAFAF, and the Trustee for the PREPA Bonds, alleging that they are entitled to be paid in full before National and other bondholders have any lien on or recourse to PREPA’s assets, including pursuant to the RSA. On September 30, 2019, the Fuel Line Lenders filed an amended complaint which added National, Assured, Syncora, and the Ad Hoc Group as defendants. Defendants moved to dismiss the Fuel Line Lenders’ adversary complaint on November 11, 2019. The Fuel Line Lenders filed their opposition to the motion to dismiss on December 5, 2019. Defendants’ reply in support of the motion to dismiss was filed February 3, 2020. The hearing on the motion to dismiss was adjourned, and subject to Judge Swain’s order dated September 29, 2022, remains stayed until further order of the Court.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 13: Commitments and Contingencies (continued)

National Public Finance Guarantee Corporation et al. v. UBS Financial Services, Inc. et al.,
No. SJ2019CV07932 (Superior Court San Juan)
On August 8, 2019, National and MBIA Corp. filed suit in the Court of First Instance in San Juan, Puerto Rico against UBS Financial Services, Inc., UBS Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Merrill Lynch, Fenner & Smith Inc., RBC Capital Markets LLC, and Santander Securities LLC, bringing two claims under Puerto Rico law: doctrina de actos propios (the doctrine of one’s own acts) and unilateral declaration of will. These claims concern the insurance by National of bonds issued by the Commonwealth of Puerto Rico and its instrumentalities that were underwritten by these defendants. National alleges that, when the defendants solicited bond insurance, they represented through their acts that they would investigate certain information they provided to National and that they had a reasonable basis to believe that information was true and complete. National further alleges that the defendants did not perform such investigations and that key information was untrue or incomplete. National seeks damages to be proven at trial. On September 16, 2020, Defendants filed a motion to dismiss the complaint. National filed its objection to that motion on October 7, 2020, and briefing concluded on November 30, 2020. On June 2, 2021, the Superior Court denied Defendants’ motion to dismiss. Defendants appealed but filed an answer to the complaint on July 15, 2021. On December 17, 2021, the Commonwealth of Puerto Rico Court of Appeals issued a judgment reversing the Superior Court’s decision on the motion to dismiss. On January 4, 2022, National filed with the Court of Appeals a motion for reconsideration of its judgment concerning the motion to dismiss. On February 17, 2022, the Court of Appeals issued an order denying National’s motion for reconsideration. On March 23, 2022, National filed a Petition for Certiorari to the Supreme Court of the Commonwealth of Puerto Rico, which was denied on May 13, 2022. On May 27, 2022 National filed a motion for reconsideration. On June 8, 2022 Defendants filed their response to National’s motion for reconsideration. On October 14, 2022, the motion was denied. On October 19, 2022, National filed a renewed motion for reconsideration and a motion seeking review of that motion by the whole of the Puerto Rico Supreme court. Defendants have objected to both motions.
Complaint Objecting to Defendant’s Claims and Seeking Related Relief
, Case No.
17-BK-4780-LTS
(D.P.R. July 1, 2019)
On July 1, 2019, the Oversight Board and AAFAF filed an adversary complaint against the Trustee for the PREPA bonds, challenging the validity of the liens arising under the Trust Agreement securing the insurance obligations of National. On September 30, 2022, the Oversight Board filed an amended complaint objecting to: (1) the secured claims asserted by the Trustee in PREPA’s assets; and (2) all unsecured claims of the Trustee, including as a result of the disallowance of the Trustee’s claims. The Oversight Board alleges that the Trustee’s security interest in PREPA’s property is limited to moneys deposited to the credit of the sinking fund and subordinate funds, and are non-recourse
except as to the same sinking and subordinate funds moneys actually deposited. In addition it asserts that the Trust Agreement does not grant security interests in any of the covenants or remedies thereunder, that any security interests in deposit accounts other than those held by the Trustee are unperfected, and that there can be no security interest in the covenants and remedies, and if so, would be unperfected. The Defendants, including National, filed an answer and counterclaim on October 17, 2022. On October 24, 2022, the Oversight Board and Defendants each filed summary judgement motions seeking expedited resolution of certain counts in the amended complaint.
Complaint Objecting to Defendants’ Claims and Seeking Related Relief,
Case No.
17-03283-LTS
(D.P.R. January 16, 2020)
On January 16, 2020, the Oversight Board filed an adversary complaint against National, Ambac, Assured Guaranty, Assured Guaranty Municipal Corp., Financial Guaranty Insurance Company, Peaje Investments LLC and the Bank of New York Mellon as fiscal agent. The Oversight Board challenges the claims and validity of the liens asserted against the Commonwealth by holders of HTA bonds. The complaint contains 201 counts against the bondholder parties objecting to proofs of claim and security interests asserted regarding the Commonwealth’s retention of certain revenues previously assigned to HTA. This matter is currently stayed but the Court permitted the Oversight Board to file certain limited cross motions on April 28, 2020. The cross motions for summary judgment were filed on July 16, 2020. On September 23, 2020, the Court heard argument on the limited cross motions for summary judgment, which remain pending. On January 20, 2021, the Court issued an order deferring the adjudication of the summary judgment motions so that defendant monolines can seek limited discovery from the Oversight Board on all documents related to the collection and flow of Excise Taxes and pledged revenue into and out of its accounts, among other things. On April 6, 2021, the Oversight Board filed a motion to lift the litigation stay for the limited purpose of filing further summary judgment motions that would dispose of substantially all of the remaining claims challenged in this complaint. The hearing on this motion was held April 28, 2021, and the motion was denied. As part of the GO PSA and HTA PSA, National has agreed to stay its participation in this litigation subject to the effective date of the HTA Plan. The Court entered the confirmation order on October 12, 2022.

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
Lease Commitments
The Company has a lease agreement for its headquarters in Purchase, New York. The initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense is recognized on a straight-line basis. The following table provides information about the Company’s leases as of September 30, 2022:

$ in millions	As of September 30, 2022	Balance Sheet Location
Right-of-use asset	$17	Other assets
Lease liability	$17	Other liabilities
Weighted average remaining lease term (years)	7.1
Discount rate used for operating leases	7.5%
Total future minimum lease payments	$24

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

U.S. economic activity indicators point to modest growth in spending and production, with robust job gains and a low unemployment rate. Inflation remains elevated with supply and demand issues related to COVID-19, higher food and energy prices, and broader price pressures. The Ukraine and Russia conflict continues to cause human and economic hardship, which is creating upward pressure on inflation and is weighing on global economic activity. With the Federal Open Market Committee (“FOMC”) seeking to achieve maximum employment and 2% inflation, the FOMC increased its target for the federal funds rate by 75 basis at its July and September 2022 meetings. Economic and financial market trends could impact the Company’s financial results. Economic improvement at the state and local level strengthens the credit quality of the issuers of our insured municipal bonds, improves the performance of our insured U.S. public finance portfolio and could reduce the amount of National’s potential incurred losses. In addition, higher projected interest rates could adversely affect the values of our Company’s investment portfolio but increase investment portfolio yield and income. Also, higher energy and oil prices could have an adverse impact on certain sales taxes to the extent consumer spending decreases as a result. Some states and municipalities may experience a decrease in revenues if their economies are reliant on the oil and gas industries.

We do not insure any sovereign or sub-sovereign debt of Russia or Ukraine. Additionally, we have an immaterial amount of direct or indirect Russian or Ukraine debt holdings in our investment portfolios and have recorded unrealized losses on these investments in the first nine months of 2022. Refer to the following “Results of Operations - U.S. Public Finance Insurance Segment” section for additional information on these credit losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW (continued)

2022 Business Developments

The following is a summary of 2022 business developments:

Puerto Rico

•

On January 1, 2022, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $47 million. In addition, on July 1, 2022, Puerto Rico defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $142 million. As of September 30, 2022, National had $2.0 billion of debt service outstanding related to Puerto Rico.

PREPA

•

On March 8, 2022, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) and the Puerto Rico Electric Power Authority (“PREPA”) terminated the restructuring support agreement, as amended (“RSA”). On April 8, 2022, the Court appointed a new panel of judges to commence mediation among the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), the Ad Hoc creditor group of holders of PREPA Senior Bonds, Assured, National and Syncora (the “April 8 Order”). The mediation initially terminated on September 16, 2022; however on September 29, 2022 the Court entered an order restarting mediation through December 31, 2022, but simultaneously permitting litigation to recommence on an expedited schedule concerning the objections by the Oversight Board to bondholder liens and claims. The Oversight Board filed an amended complaint addressing these objections on September 30, 2022. The parties and intervenor defendants, including National, filed their answer, affirmative defenses and counterclaims on October 17, 2022. Litigation over the counterclaims has been stayed by Court order. In addition, in its September 29, 2022 Order, the Court directed the Oversight Board to file a plan of adjustment for PREPA by December 1, 2022. The Court stayed the pending bondholder motion seeking the appointment of a receiver or to dismiss the case until the earlier of (a) the day after the deadline set by the Court for filing a proposed plan, if such plan deadline is not met, or (b) the termination of the plan confirmation process.

•

As of September 30, 2022, National has sold approximately 35% of its PREPA bankruptcy claims related to insurance claims paid on matured National-insured PREPA bonds. These sales monetized a portion of National’s salvage asset and reduced potential volatility and ongoing risk of remediation around the PREPA credit.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW (continued)

•

On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain clawback claims and providing for a distribution of cash, bonds and a CVI to Puerto Rico Highway and Transportation Authority (“HTA”) bondholders subject to completing negotiations on a plan support agreement in respect of a plan of adjustment (the “HTA PSA”). On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA. On May 2, 2022, the Oversight Board filed the Title III Plan of Adjustment for the Puerto Rico Highways and Transportation Authority (the “HTA Plan”), together with the Disclosure Statement and supporting documents. On June 22, 2022, the Disclosure Statement was approved by the Court. Confirmation was scheduled for August 17 and 18, 2022. During July of 2022, National received $33 million of cash and $358 million face amount of CVI relating to HTA. The Court entered the HTA confirmation order on October 12, 2022. National expects the HTA Plan to become effective in November of 2022 and anticipates receiving approximately (i) an additional $45 million of cash and (ii) $133 million face amount of newly issued HTA bonds. The expected commutation and acceleration should occur shortly after the HTA Plan effective date and, accordingly, will reduce National’s insured HTA exposures to zero.

Refer to the following “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

Zohar CDOs

•

Pursuant to a plan of liquidation that became effective in August of 2022, all remaining collateral of the Zohar collateralized debt obligation (“CDO”) 2003-1, Limited (“Zohar I”) and Zohar II 2005-1, Limited (“Zohar II”) (collectively, the “Zohar CDOs”) was distributed to MBIA Corp. in the form of interests in certain asset recovery entities, which will be managed by a special manager. Refer to “Note 1: Business Developments and Risks and Uncertainties” and “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a further discussion of the Zohar CDOs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except for per share, percentage and share amounts	2022	2021	2022	2021
Total revenues	$17	$72	$97	$162
Total expenses	52	195	241	452

Income (loss) from continuing operations before income taxes	(35)	(123)	(144)	(290)
Provision (benefit) for income taxes	-	-	-	-

Net income (loss) from continuing operations	(35)	(123)	(144)	(290)
Income (loss) from discontinued operations, net of income taxes	1	-	1	-

Net income (loss)	$(34)	$(123)	$(143)	$(290)

Net income (loss) per basic and diluted common share	$(0.67)	$(2.49)	$(2.87)	$(5.87)
Effective tax rate	0.0%	0.0%	0.0%	0.0%
Adjusted net income (loss)(1)	$(17)	$(76)	$(160)	$(155)
Adjusted net income (loss) per diluted share(1)	$(0.34)	$(1.54)	$(3.21)	$(3.14)
Weighted average basic and diluted common shares outstanding	49,878,191	49,552,796	49,779,681	49,434,177

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

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Income (loss) from Continuing Operations Before Income Taxes

Consolidated total revenues decreased for the three months ended September 30, 2022 compared with the same period of 2021 principally due to losses from consolidated variable interest entities (“VIEs”), a decrease in net premiums earned, unfavorable changes in gains on extinguishment of debt and losses from sales of investments. Consolidated VIE revenue for the three months ended September 30, 2022 included a $26 million loss primarily due to the reclassification of credit risk losses from accumulated other comprehensive income (“AOCI”) due to the early redemption of VIE liabilities carried at fair value. Net premiums earned decreased $17 million primarily due to the acceleration of premium earnings from the termination of an international public finance insurance policy in 2021. In addition, in 2021, revenues included $16 million of gains on extinguishment of debt with no comparable amount in 2022, and the three months ended September 30, 2022 included $13 million of realized losses on investments sold compared to $2 million of realized gains in 2021. These unfavorable changes in revenues were partially offset by fair value gains on interest rate swaps and an increase in net investment income. Fair value gains of $25 million on our interest rate swaps for the three months ended September 30, 2022 were due to increases in interest rates compared with $10 million of gains in the same period of 2021. In addition, for the three months ended September 30, 2022, net investment income increased $8 million compared with the same period of 2021 primarily due to higher average asset balances.

Consolidated total expenses for the three months ended September 30, 2022 included a loss and loss adjustment expense (“LAE”) benefit of $12 million compared with losses and LAE of $125 million for the same period of 2021. This decrease in losses and LAE was primarily due to favorable changes in losses and LAE from insured CDOs, first-lien RMBS and on certain Puerto Rico credits in 2022 when compared with 2021. Refer to the following “Losses and Loss Adjustment Expenses” sections in the Results of Operations of our U.S. Public Finance Insurance and International and Structured Finance Insurance segments for additional information on our insurance losses and LAE. Operating expense decreased for the three months ended September 30, 2022 compared with the same period of 2021 primarily due to a decrease in compensation expense related to the Company’s deferred compensation plan and lower litigation expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021

Income (loss) from Continuing Operations Before Income Taxes

Consolidated total revenues decreased for the nine months ended September 30, 2022 compared with the same period of 2021 principally due to losses from fair valuing investments, sales of investments and impairing investments to fair value for investments we intend to sell, unfavorable changes in gains on extinguishment of debt and a decrease in net premiums earned. The nine months ended September 30, 2022 includes $64 million of losses from fair valuing investments, $37 million of realized losses on investments sold and $21 million of impairments on investments as a result of our intent to sell these securities before they recover their cost basis. In addition, in 2021, revenues included $30 million of gains on extinguishment of debt compared with $4 million in 2022 and net premiums earned decreased $26 million in 2022 primarily due to the acceleration of premium earnings from the termination of an international public finance insurance policy in 2021. These unfavorable changes in revenues were partially offset by fair value gains on interest rate swaps and an increase in net investment income. Fair value gains on our interest rate swaps for the nine months ended September 30, 2022 were $87 million compared with gains of $35 million for the same period of 2021. The increase was due to a larger increase in interest rates in 2022. Net investment income increased $23 million compared with the same period of 2021 primarily due to higher average asset balances.

Consolidated total expenses for the nine months ended September 30, 2022 included $57 million of losses and LAE compared with losses and LAE of $232 million for the same period of 2021. This decrease in losses and LAE was primarily due to favorable changes from insured CDOs and first-lien RMBS in 2022 when compared with 2021. This decrease was partially offset by an increase in net losses and LAE on certain Puerto Rico credits. Refer to the following “Losses and Loss Adjustment Expenses” sections in the Results of Operations of our U.S. Public Finance Insurance and International and Structured Finance Insurance segments for additional information on our insurance losses and LAE. Operating expense decreased for the nine months ended September 30, 2022 compared with the same period of 2021 primarily due to a decrease in compensation expense related to the Company’s deferred compensation plan and lower litigation expenses. Also, interest expense of consolidated VIEs decreased for the nine months ended September 30, 2022 compared with the same period of 2021 due to the repayment of the outstanding insured senior notes of MBIA Corp.’s financing facility between MZ Funding and certain purchasers (“Refinanced Facility”) in 2021.

Three and Nine Months Ended September 30, 2022 vs. Three and Nine Months Ended September 30, 2021

Provision for Income Taxes

For the three and nine months ended September 30, 2022 and 2021, our effective tax rate applied to our loss before income taxes was 0% compared with the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset, which includes our net operating loss (“NOL”).

As of September 30, 2022 and December 31, 2021, the Company’s valuation allowance against its net deferred tax asset was $1.2 billion and $1.1 billion, respectively. Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National. Accordingly, the Company will continue to re-evaluate its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future. Refer to “Note 9: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.

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

Adjusted net income (loss) and adjusted net income (loss) per diluted common share include the after-tax results of the Company and remove the after-tax results of our international and structured finance insurance segment, comprising the results of MBIA Corp. and its discontinued operations net of income taxes, which given MBIA Corp.’s capital structure and business prospects, we do not expect its financial performance to have a material economic impact on MBIA Inc., as well as adjusting the following:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except share and per share amounts	2022	2021	2022	2021
Net income (loss)	$(34)	$(123)	$(143)	$(290)
Less: adjusted net income (loss) adjustments:
Income (loss) from discontinued operations, net of income taxes	1	-	1	-
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(39)	(80)	(21)	(223)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments(1)	23	10	60	39
Foreign exchange gains (losses)(1)	10	5	29	18
Net realized investment gains (losses)	(13)	2	(36)	1
Net gains (losses) on extinguishment of debt	-	16	5	30
Net investment losses related to impairments of securities(2)	1	-	(21)	-
Adjusted net income adjustment to the (provision) benefit for income tax	-	-	-	-

Adjusted net income (loss)	$(17)	$(76)	$(160)	$(155)

Adjusted net income (loss) per diluted common share(3)	$(0.34)	$(1.54)	$(3.21)	$(3.14)

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.
(2) -	Reported within “Other net realized gains (losses)” on the Company’s consolidated statements of operations.
(3) -	Adjusted net income (loss) per diluted common share is calculated by taking adjusted net income (loss) divided by the GAAP weighted average number of diluted common shares outstanding.

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

The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

	As of September 30,	As of December 31,
In millions except share and per share amounts	2022	2021
Total shareholders’ equity of MBIA Inc.	$(863)	$(313)
Common shares outstanding	54,900,209	54,556,112
GAAP book value per share	$(15.70)	$(5.73)
Management’s adjustments described above:
Remove negative book value per share of MBIA Corp.	(37.03)	(35.94)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	(4.30)	2.02
Include net unearned premium revenue in excess of expected losses	3.17	3.58

U.S. Public Finance Insurance Segment

Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of September 30, 2022, National had total insured gross par outstanding of $33.0 billion.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2022	2021	Change	2022	2021	Change
Net premiums earned	$9	$13	-31%	$31	$41	-24%
Net investment income	20	15	33%	58	43	35%
Net realized investment gains (losses)	(7)	1	n/m	(28)	1	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(6)	-	n/m	(43)	-	n/m
Fees and reimbursements	1	-	n/m	2	2	-%
Other net realized gains (losses)	-	-	n/m	(19)	-	n/m

Total revenues	17	29	-41%	1	87	-99%

Losses and loss adjustment	16	68	-76%	152	135	13%
Amortization of deferred acquisition costs	2	2	-%	7	9	-22%
Operating	10	15	-33%	32	41	-22%

Total expenses	28	85	-67%	191	185	3%

Income (loss) from continuing operations before income taxes	$(11)	$(56)	-80%	$(190)	$(98)	94%

n/m-Percent change not meaningful.

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. Refunding activity can vary significantly from period to period based on issuer refinancing behavior. For the three months ended September 30, 2022 and 2021, scheduled premiums earned were $8 million and $9 million, respectively, and refunded premiums earned were $1 million and $4 million, respectively. For the nine months ended September 30, 2022 and 2021, scheduled premiums earned were $24 million and $28 million, respectively, and refunded premiums earned were $7 million and $13 million, respectively.

NET INVESTMENT INCOME The increase in net investment income for the three and nine months ended September 30, 2022 compared with the same periods of 2021 was primarily due to a higher average invested asset base resulting from sales of the PREPA bankruptcy claims and receipt of the cash and bonds from the GO PSA.

NET REALIZED INVESTMENT GAINS (LOSSES) The decrease in net realized investment gains (losses) for the three and nine months ended September 30, 2022 compared with the same periods of 2021 was primarily due to losses from the sales of securities from the ongoing management of our U.S. public finance investment portfolio, including to generate liquidity to pay claims.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE For the three and nine months ended September 30, 2022, net losses on financial instruments at fair value and foreign exchange were driven by fair value losses on investments for which the fair value option was elected and investments designated as trading. The losses on the fair value option investments were driven by increases in interest rates and widening of credit spreads during 2022. The losses on the trading investments were driven by mark-to-market changes on the Puerto Rico GO and HTA CVI.

OTHER NET REALIZED GAINS (LOSSES) For the nine months ended September 30, 2022, other net realized losses were primarily related to impairments of certain investments that had unrealized losses and which we intend to sell before recovery of their amortized cost basis.

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

For the three months ended September 30, 2022, losses and LAE incurred primarily related to changes in our estimated recoveries on National’s HTA exposure. HTA loss reserves and recoveries include certain assumptions about the timing and amount of claims payments and recoveries, including assumptions about the values of recoveries on the date we expect to receive reimbursement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

During the three months ended September 30, 2022, we updated assumptions used to estimate the fair value of the new HTA bonds that National expects to receive. These assumption changes resulted in a decrease in our estimated present value of HTA recoveries. In addition, losses and LAE incurred related to changes in our estimated recoveries and claims payments on National’s PREPA exposure.

For the nine months ended September 30, 2022, losses and LAE incurred primarily related to changes in our estimate of expected recoveries on National’s PREPA exposure, partially offset by benefits related to Puerto Rico HTA and GO recoveries. During the nine months ended September 30, 2022, we updated our PREPA assumptions used to estimate the value of recoveries and the timing and amount of claim payments to reflect the current status of a remediation. These assumption changes resulted in a decrease in our estimated present value of expected PREPA recoveries. PREPA losses were partially offset by loss benefits related to HTA and GO recoveries. During the nine months ended September 30, 2022, our HTA recoveries increased based on updated information related to the fair value of the HTA CVI that National received in July of 2022 and our estimated value of the HTA bonds National expects to receive. In addition, we recorded a loss benefit on our GO recoveries to reflect the fair values of the consideration received as of the acquisition date, which was higher than our previous estimate.

For the three months ended September 30, 2021, the losses and LAE incurred primarily related to the changes in loss scenario assumptions on the Puerto Rico GO and PREPA credits. In the third quarter of 2021, National modified its GO scenario assumptions to incorporate the final terms of the Plan of Adjustment. This included a commutation of 27% of National’s outstanding insured bonds and an acceleration of National’s remaining insured bonds. In addition, National updated its GO loss reserve scenarios to include certain assumptions about recovery valuation on the date it expects to receive cash, bonds and a contingent value instrument. These assumption changes decreased expected GO recoveries. Also in the third quarter of 2021, National modified its PREPA scenario assumptions to reflect the market insight gained from the anticipated sale of a portion of the recoverable on PREPA bankruptcy claims that had been fully satisfied by National’s insurance claim payments, which decreased its expected PREPA recoveries, partially offset by additional expected recoveries under the PREPA RSA.

For the nine months ended September 30, 2021, the losses and LAE incurred primarily related to the changes in loss reserve scenario assumptions on the PREPA credit discussed above, and to changes in loss reserve scenario assumptions on HTA exposure to reflect the most recent Plan of Adjustment. In addition, an increase in the risk-free rates used to discount the value of long-dated future recoveries on Puerto Rico exposures contributed to loss and LAE incurred.

The following table presents information about our U.S. public finance insurance loss recoverable asset and loss and LAE reserves liabilities as of September 30, 2022 and December 31, 2021:

In millions	September 30, 2022	December 31, 2021	Percent Change
Assets:
Insurance loss recoverable	$242	$1,054	-77%
Reinsurance recoverable on paid and unpaid losses (1)	12	3	n/m
Liabilities:
Loss and LAE reserves	688	425	62%
Insurance loss recoverable-ceded (2)	6	55	-89%

Net reserve (salvage)	$440	$(577)	n/m

(1) - Reported within “Other assets” on our consolidated balance sheets.

(2) - Reported within "Other liabilities" on our consolidated balance sheets.

n/m-Percent change not meaningful.

The insurance loss recoverable as of September 30, 2022 decreased compared with December 31, 2021, primarily due to the receipt of recoveries pursuant to the implemented GO PSA whereby National received cash, GO Bonds, and CVI. In addition, the insurance loss recoverable declined due to the sale of PREPA bankruptcy claims partially offset by changes in assumptions related to the value of the remaining expected PREPA recoveries on paid claims. The insurance loss recoverable also declined as a result of the receipt of cash and CVI on National’s paid claims related to its HTA exposure. Loss and LAE reserves as of September 30, 2022 increased compared with December 31, 2021, primarily due to a decrease in expected PREPA recoveries on claims not yet paid, which are netted in loss and LAE reserves, as well as higher expected losses due to changes in scenario assumptions to reflect the current status of a PREPA remediation. In addition, loss reserves increased on National’s HTA exposure, as a result of the receipt of cash and CVI in the third quarter of 2022 on claims not yet paid, which were previously netted in loss and LAE reserves. These increases to Loss and LAE reserves were offset by claims payments related to the acceleration and commutation of GO exposure, and scheduled claim payments on Puerto Rico exposures during the nine months ended September 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and nine months ended September 30, 2022 and 2021 are presented in the following table:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2022	2021	Change	2022	2021	Change
Gross expenses	$9	$15	-40%	$32	$41	-22%

Amortization of deferred acquisition costs	$2	$2	-%	$7	$9	-22%
Operating	10	15	-33%	32	41	-22%

Total insurance operating expenses	$12	$17	-29%	$39	$50	-22%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Operating expenses decreased for the three and nine months ended September 30, 2022 compared with the same periods of 2021 primarily due to a decrease in legal costs.

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

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of September 30, 2022 and December 31, 2021. Capital appreciation bonds (“CABs”) are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	September 30, 2022		December 31, 2021
Rating	Amount	%	Amount	%
AAA	$1,465	4.4%	$1,682	4.6%
AA	13,740	41.6%	14,874	40.8%
A	10,232	31.0%	10,439	28.6%
BBB	4,854	14.7%	6,187	17.0%
Below investment grade	2,741	8.3%	3,269	9.0%

Total	$33,032	100.0%	$36,451	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance Puerto Rico Exposures

The following is a summary of exposures within the insured portfolio of our U.S. public finance insurance segment related to Puerto Rico as of September 30, 2022:

In millions	Gross Par Outstanding		Debt Service Outstanding	National Internal Rating
Puerto Rico Electric Power Authority (PREPA)	$710		$944	d
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)(1)	523		829	d
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue (PRHTA)(1)	19		25	d
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)(1)	39	(2)	56	d
University of Puerto Rico System Revenue	67		85	d
Inter American University of Puerto Rico Inc.	17		20	a3

Total	$1,375		$1,959

(1) -	Pursuant to the HTA Plan implementation that National expects to be effective in the fourth quarter of 2022, National’s HTA gross par outstanding and debt service outstanding will be reduced to zero.
(2) -	Includes CABs that reflect the gross par amount at the time of issuance of the insurance policy. As of September 30, 2022, gross par outstanding plus CABs accreted interest was $41 million.

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

On May 3, 2017, the Oversight Board certified and filed a petition under Title III of PROMESA for Puerto Rico with the District Court of Puerto Rico thereby commencing a bankruptcy-like case for the Commonwealth GO. Under separate petitions, the Oversight Board subsequently commenced Title III proceedings for COFINA, PRHTA, PREPA and PBA on May 5, 2017, May 21, 2017, July 2, 2017 and September 27, 2019, respectively. On February 4, 2019, the District of Puerto Rico entered the order confirming the Third Amended Title III Plan of Adjustment for COFINA. The Title III cases for the Commonwealth of Puerto Rico and PBA were confirmed on January 18, 2022, and became effective on March 15, 2022. The confirmation hearing for the PRHTA Title III case was completed on August 17, 2022, and the confirmation order was entered on October 12, 2022. There can be no assurance that the Title III proceedings for PREPA will be resolved with similar outcomes.

As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $2.3 billion relating to GO bonds, PBA bonds, PREPA bonds and PRHTA bonds through September 30, 2022, inclusive of the commutation payment and the additional payment in the amount of $66 million on December 17, 2019 related to COFINA and the GO PSA acceleration and commutation payments of $277 million in March of 2022.

PREPA

National’s largest remaining exposure to Puerto Rico, by gross par outstanding, is to PREPA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

On May 3, 2019, PREPA, the Oversight Board, the AAFAF, the Ad Hoc Group of PREPA bondholders (the “Ad Hoc Group”), and Assured Guaranty Corp. and Assured Guaranty Municipal Corp. (“Assured”) entered into the a restructuring support agreement (“RSA”) which was amended on September 9, 2019 to include National and Syncora Guarantee, Inc. (“Syncora”) as supporting parties. On March 8, 2022, AAFAF and PREPA terminated the RSA. On April 8, 2022, the Court appointed a new panel of judges to commence mediation among the Oversight Board, the Ad Hoc creditor group of holders of PREPA Senior Bonds, Assured, National and Syncora (the “April 8 Order”). The mediation initially terminated on September 16, 2022; however on September 29, 2022, the Court entered an order of restarting mediation through December 31, 2022, but simultaneously permitting litigation to recommence on an expedited schedule concerning the objections by the Oversight Board to bondholder liens and claims. The Oversight Board filed an amended complaint addressing these objections on September 30, 2022. The parties and intervenor defendants, including National, filed their answer, affirmative defenses and counterclaims on October 17, 2022. Litigation over the counterclaims has been stayed by Court order. In addition, in its September 29, 2022 Order, the Court directed the Oversight Board to file a plan of adjustment for PREPA by December 1, 2022. The Court stayed the pending bondholder motion seeking the appointment of a receiver or to dismiss the case until the earlier of (a) the day after the deadline set by the Court for filing a proposed plan, if such plan deadline is not met, or (b) the termination of the plan confirmation process.

On July 1, 2019 the Oversight Board and AAFAF had filed an adversary complaint against the Trustee for the PREPA Bonds, challenging the validity of the liens arising under the Trust Agreement that secure insured obligations of National, which was subject to a stay pending the completion of the RSA and, subsequent to that, the mediation. Following the entry of the September 29 Order, the Oversight Board filed its amended adversary complaint on September 30, 2022. Bondholders filed its answer and counterclaim on October 17, 2022.

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

PRHTA

On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain clawback claims and providing for a distribution of cash, bonds and a CVI to Puerto Rico HTA bondholders subject to completing negotiations on the HTA PSA. On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA. On May 2, 2022, the Oversight Board filed the HTA Plan, together with the Disclosure Statement and supporting documents. On June 22, 2022, the Disclosure Statement was approved by the Court. Confirmation was scheduled for August 17 and 18, 2022. During July of 2022, National received $33 million of cash and $358 million face amount of CVI relating to HTA. The Court entered the HTA confirmation order on October 12, 2022. National expects the HTA Plan to become effective in November of 2022 and anticipates receiving approximately (i) an additional $45 million of cash and (ii) $133 million face amount of newly issued HTA bonds. The expected commutation and acceleration should occur shortly after the HTA Plan effective date and, accordingly, will reduce National’s insured HTA exposures to zero.

Status of Puerto Rico’s Fiscal Plans

The Oversight Board certified fiscal plans for PREPA, University of Puerto Rico (the “University”) and PRHTA on June 28, 2022, May 27, 2022 and October 14, 2022, respectively. The Oversight Board also certified the fiscal year 2023 budgets for Commonwealth, PREPA, the University and PRHTA on June 30, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our scheduled gross debt service due on our Puerto Rico insured exposures for the three months ending December 31, 2022, for each of the subsequent four years ending December 31 and thereafter:

In millions	Three Months Ending December 31, 2022	2023	2024	2025	2026	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$-	$137	$137	$105	$57	$508	$944
Puerto Rico Highway and Transportation Authority Transportation Revenue (PRHTA)(1)	-	36	33	36	35	689	829
Puerto Rico Highway and Transportation Authority—Subordinated Transportation Revenue (PRHTA)(1)	-	1	1	1	1	21	25
Puerto Rico Highway and Transportation Authority Highway Revenue (PRHTA)(1)	-	4	2	2	2	46	56
University of Puerto Rico System Revenue	-	12	11	16	6	40	85
Inter American University of Puerto Rico Inc.	2	3	3	3	3	6	20

Total	$2	$193	$187	$163	$104	$1,310	$1,959

(1) -	Pursuant to the HTA Plan implementation that National expects to be effective in the fourth quarter of 2022, National’s HTA gross par outstanding and debt service outstanding will be reduced to zero.

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

The following table summarizes the consolidated results of our corporate segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2022	2021	Change	2022	2021	Change
Net investment income	$5	$7	-29%	$16	$21	-24%
Net realized investment gains (losses)	(6)	1	n/m	(8)	-	n/m
Net gains (losses) on financial instruments
at fair value and foreign exchange	35	12	n/m	111	50	122%
Net gains (losses) on extinguishment of debt	-	16	-100%	5	30	-83%
Fees	11	13	-15%	38	42	-10%

Total revenues	45	49	-8%	162	143	13%

Operating	12	15	-20%	37	54	-31%
Interest	19	19	-%	57	56	2%

Total expenses	31	34	-9%	94	110	-15%

Income (loss) from continuing operations before income taxes	$14	$15	-7%	$68	$33	106%

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The changes in net gains (losses) on financial instruments at fair value and foreign exchange for the three and nine months ended September 30, 2022 compared with same periods of 2021 were primarily due to the impact of increasing interest rates on the values of interest rate swaps for which we receive floating rates and changes in the foreign currency exchange rate on Euro-denominated liabilities as a result of the strengthening of the U.S. dollar. These favorable changes were partially offset by fair value losses on investments.

The three months ended September 30, 2022 includes fair value net gains of $25 million on interest rate swaps compared with fair value net gains of $10 million on these swaps for the same period of 2021 due to larger increases in interest rates in 2022. The three months ended September 30, 2022 includes foreign currency gains of $11 million on Euro-denominated liabilities compared with foreign currency gains of $7 million on these liabilities for the same period of 2021 as a result of a larger increase in the strength of the U.S. dollar against the Euro. Fair value losses on investments was $2 million for the three months ended September 30, 2022 with no comparable amount in the same period of 2021.

The nine months ended September 30, 2022 includes fair value net gains of $87 million on interest rate swaps compared with fair value net gains of $35 million on these swaps for the same period of 2021. This increase in net gains is due to larger increases in interest rates in 2022. The nine months ended September 30, 2022 includes foreign currency gains of $30 million on Euro-denominated liabilities compared with foreign currency gains of $19 million on these liabilities for the same period of 2021 due to a larger increase in the strength of the U.S. dollar against the Euro in 2022. Fair value losses on investments was $13 million for the nine months ended September 30, 2022 compared with gains of $5 million for the same period of 2021.

NET GAINS (LOSSES) ON EXTINGUISHMENT OF DEBT Net gains (losses) on extinguishment of debt for all periods include gains from purchases, at discounts, of MTNs issued by the Company.

OPERATING EXPENSE The change in operating expense for the three and nine months ended September 30, 2022 compared with the same periods of 2021 was primarily due to a decrease in compensation expense related to the Company’s deferred compensation plan.

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

MBIA Corp. insures sovereign-related and sub-sovereign bonds, privately issued bonds used for the financing of utilities, toll roads, bridges, airports, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from cash flows generated by a specified pool of assets, such as residential and commercial mortgages, structured settlements, consumer loans, and corporate loans and bonds. MBIA Insurance Corporation insures the investment agreements written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would be required to make such payments under its insurance policies. MBIA Insurance Corporation also insures debt obligations of GFL and obligations under certain types of derivative contracts. MBIA Insurance Corporation provides 100% reinsurance to its subsidiary, MBIA Mexico S.A. de C.V. (“MBIA Mexico”). As of September 30, 2022, MBIA Corp.’s total insured gross par outstanding was $4.1 billion.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our international and structured finance insurance segment results for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2022	2021	Change	2022	2021	Change
Net premiums earned	$3	$17	-82%	$10	$28	-64%
Net investment income	5	1	n/m	12	4	n/m
Net realized investment gains (losses)	-	-	-%	(1)	-	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(4)	(3)	33%	(17)	(9)	89%
Fees and reimbursements	2	8	-75%	11	15	-27%
Other net realized gains (losses)	1	-	n/m	1	-	n/m
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(36)	4	n/m	(16)	(10)	60%
Other net realized gains (losses)	5	(9)	n/m	5	(14)	-136%

Total revenues	(24)	18	n/m	5	14	-64%

Losses and loss adjustment	(28)	57	-149%	(95)	97	n/m
Amortization of deferred acquisition costs	2	3	-33%	8	11	-27%
Operating	5	5	0%	16	18	-11%
Interest	33	26	27%	90	82	10%
Expenses of consolidated VIEs:
Operating	2	2	-%	5	5	-%
Interest	-	7	-100%	2	24	-92%

Total expenses	14	100	-86%	26	237	-89%

Income (loss) from continuing operations before income taxes	$(38)	$(82)	-54%	$(21)	$(223)	-91%

n/m - Percent change not meaningful.

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating insured transactions as VIEs. The following table provides net premiums earned from our financial guarantee contracts for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2022	2021	Change	2022	2021	Change
Net premiums earned:
U.S.	$-	$-	n/m	$2	$2	0%
Non-U.S.	3	17	-82%	8	26	-69%

Total net premiums earned	$3	$17	-82%	$10	$28	-64%

VIEs (eliminated in consolidation)	$-	$2	-100%	$-	$3	-100%

Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for the three and nine months ended September 30, 2022 compared with the same periods of 2021 was due to the acceleration of premium earnings related to the termination of an international public finance insurance policy during the third quarter of 2021.

NET INVESTMENT INCOME The increase in net investment income for the three and nine months ended September 30, 2022 compared with the same periods of 2021 was primarily due to higher yields on investment assets in 2022.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The unfavorable change for the nine months ended September 30, 2022 compared with the same period of 2021 was primarily due to fair value losses on investments in 2022.

FEES AND REIMBURSEMENTS The decreases in fees and reimbursements for the three and nine months ended September 30, 2022 compared with the same periods of 2021 were primarily due to higher waiver and consent fees received in the third quarter of 2021 related to the termination of an international public finance insurance policy. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

REVENUES OF CONSOLIDATED VIEs: The unfavorable changes for the three months ended September 30, 2022 compared with the same period of 2021 was principally due to the reclassification of $26 million of credit risk losses from AOCI to earnings and an additional $9 million of fair value losses related to the early redemption of VIE liabilities in 2022. The favorable changes for the nine months ended September 30, 2022 compared with the same period of 2021 was principally due to the reclassification of credit risk losses from AOCI to earnings in 2021 from the deconsolidation of VIEs.

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

For the three months ended September 30, 2022, the losses and LAE benefit primarily related to increases in the risk-free rates used to discount expected claim payments, which decreased the present value of net loss reserves, primarily on insured RMBS transactions.

For the nine months ended September 30, 2022, the losses and LAE benefit primarily related to insured RMBS transactions and was the result of an increase in risk-free rates during 2022, which caused case reserves, net of recoveries, to decline. Also contributing to the benefit was an increase in expected salvage collections from insured CDOs.

For the three months ended September 30, 2021, loss and LAE incurred primarily related to a decline in expected salvage collections from insured CDOs.

For the nine months ended September 30, 2021, losses and LAE incurred primarily related to a decline in expected salvage collections from insured CDOs, partially offset by a benefit related to insured RMBS transactions as a result of an increase in risk-free rates, which caused case reserves, net of recoveries, to decline.

As a result of the consolidation of VIEs, loss and LAE excludes a loss and LAE expense of $3 million and a loss and LAE benefit of $5 million for the three and nine months ended September 30, 2022, respectively, and excludes a loss and LAE benefit of $9 million and $24 million for the three and nine months ended September 30, 2021, respectively, as VIE losses and LAE are eliminated in consolidation.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and loss and LAE reserves as of September 30, 2022 and December 31, 2021.

In millions	September 30, 2022	December 31, 2021	Percent Change
Assets:
Insurance loss recoverable	$31	$242	-87%
Reinsurance recoverable on paid and unpaid losses (1)	4	5	-20%
Liabilities:
Loss and LAE reserves	359	469	-23%

Net reserve (salvage)	$324	$222	46%

(1) –	Reported within “Other assets” on our consolidated balance sheets.

The insurance loss recoverable primarily relates to reimbursement rights arising from the payment of claims on MBIA Corp.’s policies insuring certain CDOs and RMBS. Such payments also entitle MBIA Corp. to exercise certain rights and remedies to seek recovery of its reimbursement entitlements. The insurance loss recoverable decreased from 2021 primarily due to the distribution of the remaining collateral in the Zohar CDOs to MBIA Corp. As a result of this distribution, the insurance loss recoverable was replaced with the fair values of MBIA Corp.’s interests in entities comprising the collateral. These interests are now reported within various other asset and liability financial statement lines based on the nature of and the Company’s accounting policy for each interest, including within Assets Held for Sale and Liabilities Held for Sale classified as discontinued operations. A decrease in RMBS recoveries due to an increase in risk-free rates during 2022 used to discount future recoveries of paid claims, which lowered the present value of recoveries, also contributed to the decline in the insurance loss recoverable.

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

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three and nine months ended September 30, 2022 and 2021 are presented in the following table:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2022	2021	Change	2022	2021	Change
Gross expenses	$5	$6	-17%	$17	$19	-11%

Amortization of deferred acquisition costs	$2	$3	-33%	$8	$11	-27%
Operating	5	5	-%	16	18	-11%

Total insurance operating expenses	$7	$8	-13%	$24	$29	-17%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. We did not defer a material amount of policy acquisition costs during 2022 or 2021 as no new business was written. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

INTEREST EXPENSE Interest expense relates to MBIA Corp.’s surplus notes which are indexed to London Interbank Offered Rate (”LIBOR”). The increases for the three and nine months ended September 30, 2022 compared with 2021 are due to changes in LIBOR.

INTEREST EXPENSE OF CONSOLIDATED VIEs Interest expense of consolidated VIEs decreased for the three and nine months ended September 30, 2022 compared with the same periods of 2021 primarily due to the repayment of the Refinanced Facility in 2021.

International and Structured Finance Insurance Portfolio Exposures

Credit Quality

The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of September 30, 2022 and December 31, 2021, 30% and 26%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio. Below investment grade insurance policies primarily include our first-lien RMBS and CDO exposures.

Selected Portfolio Exposures

MBIA Corp. insures RMBS backed by residential mortgage loans, including first-lien alternative A-paper and subprime mortgage loans directly through RMBS securitizations. As of September 30, 2022 and December 31, 2021, MBIA Corp. had $911 million and $979 million, respectively, of first-lien RMBS gross par outstanding. These amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs and includes international exposure of $246 million and $238 million, as of September 30, 2022 and December 31, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

In addition, as of September 30, 2022 and December 31, 2021, MBIA Corp. insured $215 million and $231 million, respectively, of CDOs and related instruments.

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

As of September 30, 2022, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $911 million compared with $1.0 billion as of December 31, 2021. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. For a further discussion of the Company’s reinsurance, refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
In millions	2022	2021	Percent Change
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$140	$359	-61%
Investing activities	55	37	49%
Financing activities	(229)	(451)	-49%
Effect of exchange rate changes on cash and cash equivalents	(2)	-	n/m
Cash and cash equivalents - beginning of period	160	167	-4%

Cash and cash equivalents - end of period	$124	$112	11%

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

Operating activities

Net cash provided by operating activities decreased for the nine months ended September 30, 2022 compared with the same period of 2021 primarily due to an increase of $166 million of losses and LAE paid in 2022 compared with the same period of 2021. This increase in losses and LAE paid was primarily due to the acceleration and commutation payments pursuant the GO PSA. Also contributing to the decrease in net cash provided by operating activities was as decrease in net cash received from loan repurchase commitments and recoveries in 2022 compared with the same period of 2021. During 2021, we received loan repurchase commitments of $600 million from the settlement of the Credit Suisse litigation.

Investing activities

Net cash provided by investing activities increased for the nine months ended September 30, 2022 compared with the same period of 2021 primarily due to a decrease of $52 million in derivative settlement payments in 2022.

Financing activities

Net cash used by financing activities decreased for the nine months ended September 30, 2022 compared with the same period of 2021 primarily due to a decrease of $248 million in principal paydowns of VIE notes primarily due to the repayment of the Refinanced Facility in 2021.

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

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of September 30, 2022, the weighted average credit quality rating of the Company’s AFS fixed-maturity investment portfolio, excluding short-term investments, was Aa and 91% of the investments were investment grade.

The fair values of securities in the Company’s AFS fixed-maturity investment portfolio are sensitive to changes in interest rates. Decreases in interest rates generally result in increases in the fair values of fixed-maturity securities and increases in interest rates generally result in decreases in the fair values of fixed-maturity securities.

As of September 30, 2022 and December 31, 2021, the Company had $265 million of unrealized losses and $139 million of unrealized gains, respectively, net of deferred taxes related to its investment portfolio recorded in accumulated other comprehensive income within equity. The unrealized losses during 2022 resulted from higher interest rates and wider credit spreads.

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

As of September 30, 2022, Insured Investments at fair value represented $237 million or 8% of consolidated investments, of which $213 million or 7% of consolidated investments were Company-Insured Investments. As of September 30, 2022, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the below investment grade range. Without

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of September 30, 2022, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 7% of the total consolidated investment portfolio.

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

As of September 30, 2022 and December 31, 2021, National held cash and investments of $2.5 billion and $2.0 billion, respectively, of which $731 million and $199 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.

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

As of September 30, 2022 and December 31, 2021, the liquidity positions of MBIA Inc. were $172 million and $239 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.

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

As of September 30, 2022 and December 31, 2021, MBIA Corp. held cash and investments of $425 million and $544 million, respectively, of which $59 million and $310 million, respectively, were cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. Treasury and corporate bonds that were immediately available to MBIA Insurance Corporation.

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

Contractual Obligations

For a discussion of the Company’s contractual obligations, refer to “Liquidity and Capital Resources-Liquidity-Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. As a result of the GO PSA implemented in March of 2022 and changes to the timing and assumptions related to the HTA and PREPA credits, U.S. public finance insurance segment’s gross claim obligations due within one-year and total gross claim obligations was $553 million and $1.4 billion, respectively. Gross insurance claim obligations represent the future value of probability-weighted payments the Company’s insurance companies expects to make (before reinsurance and the consolidation of VIEs) under insurance policies for which the Company has recorded loss reserves. Certain probability-weighted payments incorporate commutation and/or acceleration of specific exposures and, therefore, expected payments may differ from those the Company is contractually obligated to make. Also, these amounts exclude any recoveries the Company expects to receive related to these estimated payments or to claims paid in prior periods. For certain of our estimated future payments, the amount of recoveries expected to be received in the future will offset some or all of the payments. There were no other material changes in contractual obligations since December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

Capital Resources

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes and surplus notes issued by MBIA Corp. Total capital resources were $0.3 billion and $0.9 billion as of September 30, 2022 and December 31, 2021, respectively.

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

Debt securities

During the nine months ended September 30, 2022, the Company repurchased $30 million par value outstanding of GFL MTNs with maturities in 2024 and 2025 issued by our corporate segment at a weighted average cost of approximately 84% of par value.

During the nine months ended September 30, 2022, MBIA Corp. purchased $24 million principal amount of MBIA Inc. 6.625% Debentures due 2028, $4 million principal amount of MBIA Inc. 7.150% Debentures due 2027 and $0.6 million principal amount of MBIA Inc. 7.000% Debentures due 2025, at a weighted average cost of approximately 102% par value.

During the nine months ended September 30, 2022, MBIA Corp. repaid in full the outstanding amount of the subordinated notes between MZ Funding and MBIA Inc. of the Refinanced Facility. These subordinated notes and the related interest are eliminated in our consolidated financial statements.

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

National – Statutory Capital and Surplus

National had statutory capital of $1.9 billion as of September 30, 2022 compared with $2.0 billion as of December 31, 2021. As of September 30, 2022, National’s unassigned surplus was $1.0 billion. For the nine months ended September 30, 2022, National had statutory net income of $35 million. Refer to the “National—Claims-Paying Resources (Statutory Basis)” section below for additional information on National’s statutory capital.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. As of September 30, 2022, National was in compliance with its aggregate risk limits under New York Insurance Law (“NYIL”), but was not in compliance with certain of its single risk limits. Since National does not comply with certain of its single risk limits, the NYSDFS could prevent National from transacting any new financial guarantee insurance business.

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

National had positive earned surplus as of September 30, 2022 from which it may pay dividends, subject to the limitations described above. We expect the as-of-right declared and paid dividend amounts from National to be limited to prior year adjusted net investment income for the foreseeable future.

National – Claims-Paying Resources (Statutory Basis)

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

National’s CPR and components thereto, as of September 30, 2022 and December 31, 2021 are presented in the following table:

In millions	As of September 30, 2022	As of December 31, 2021
Policyholders’ surplus	$1,559	$1,569
Contingency reserves	389	402

Statutory capital	1,948	1,971
Unearned premiums	276	311
Present value of installment premiums (1)	118	121

Premium resources (2)	394	432
Net loss and LAE reserves (1)	269	(386)
Salvage reserves on paid claims (1)	285	944

Gross loss and LAE reserves	554	558

Total claims-paying resources	$2,896	$2,961

(1) -	Calculated using a discount rate of 3.65% as of September 30, 2022 and December 31, 2021.
(2) -	Includes financial guarantee and insured derivative related premiums.

MBIA Insurance Corporation – Statutory Capital and Surplus

MBIA Insurance Corporation had statutory capital of $162 million as of September 30, 2022 compared with $134 million as of December 31, 2021. As of September 30, 2022, MBIA Insurance Corporation’s negative unassigned surplus was $1.9 billion. For the nine months ended September 30, 2022, MBIA Insurance Corporation had statutory net income of $30 million. Refer to the “MBIA Insurance Corporation—Claims-Paying Resources (Statutory Basis)” section below for additional information on MBIA Insurance Corporation’s statutory capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. In addition, under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of September 30, 2022, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of September 30, 2022, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. Since MBIA Insurance Corporation does not comply with its single risk limits, the NYSDFS could prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business.

MBIA Insurance Corporation is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Pursuant to a non-disapproval by the NYSDFS, and in accordance with NYIL, MBIA Insurance Corporation released to surplus $32 million of excessive contingency reserves during the nine months ended September 30, 2022. In accordance with this contingency reserve release, MBIA Corp. will maintain a fixed $5 million of contingency reserves.

Due to its significant earned surplus deficit, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009. Based on estimated future income, MBIA Insurance Corporation is not expected to have any statutory capacity to pay dividends.

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of October 15, 2022, the most recent scheduled interest payment date, there was $1.2 billion of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of September 30, 2022, MBIA Insurance Corporation had “free and divisible surplus” of $140 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

MBIA Insurance Corporation – Claims-Paying Resources (Statutory Basis)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

MBIA Corp.’s CPR and components thereto, as of September 30, 2022 and December 31, 2021 are presented in the following table:

	As of September 30,	As of December 31,
In millions	2022	2021
Policyholders’ surplus	$157	$97
Contingency reserves	5	37

Statutory capital	162	134
Unearned premiums	38	46
Present value of installment premiums (1)	43	48

Premium resources (2)	81	94
Net loss and LAE reserves (1)	60	266
Salvage reserves on paid claims (1) (3)	461	231

Gross loss and LAE reserves	521	497

Total claims-paying resources	$764	$725

(1) -	Calculated using a discount rate of 4.99% as of September 30, 2022 and December 31, 2021.
(2) -	Includes financial guarantee and insured derivative related premiums.
(3) -

 This amount primarily consists of expected recoveries related to the payment of claims on insured CDOs and RMBS. In addition, the September 30, 2022 balance includes salvage related to a permitted practice granted by NYSDFS.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposures relate to changes in interest rates, foreign exchange rates and credit spreads that affect the fair value of its financial instruments, primarily investment securities, MTNs and investment agreement liabilities. The Company’s investments are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. government bonds, corporate bonds, MBS and asset-backed securities. In periods of rising and/or volatile interest rates, foreign exchange rates and credit spreads, profitability could be adversely affected should the Company have to liquidate these securities. The Company minimizes its exposure to interest rate risk, foreign exchange risk and credit spread movement through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities. The following table presents updates in our market risk exposures since December 31, 2021.

INTEREST RATE SENSITIVITY

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2022 from instantaneous shifts in interest rates:

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$264	$155	$69	$(56)	$(101)	$(138)

FOREIGN EXCHANGE RATE SENSITIVITY

The Company is exposed to foreign exchange rate risk in respect of liabilities denominated in currencies other than U.S. dollars. Certain liabilities included in our corporate segment are denominated in currencies other than U.S. dollars. The majority of the Company’s foreign exchange rate risks is with the Euro. Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2022 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(3)	$(2)	$2	$3

CREDIT SPREAD SENSITIVITY

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2022 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio:

	Change in Credit Spreads
In millions	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$59	$(53)	$(176)

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

In particular, while the Commonwealth of Puerto has completed its court-ordered restructuring pursuant to the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), one of its public corporations and instrumentalities, the Puerto Rico Electric Power Authority (“PREPA”), is currently in bankruptcy-like proceedings under PROMESA in the United States District Court for the District of Puerto Rico.

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

As of September 30, 2022, National had $2.0 billion of debt service outstanding related to Puerto Rico. Since 2016, Puerto Rico has been unable or unwilling to pay its obligations as and when due, and National has been required to pay claims of unpaid principal and interest when due under its insurance policies as a consequence. Puerto Rico may continue to fail to make payments when due, which could cause National to make additional claims payments which could be material. On January 1, 2022 and July 1, 2022, Puerto Rico defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $189 million. While National will seek to recover any claim payments it makes under its guarantees, there is no assurance that it will be able to recover such payments. To the extent that its claims payments are ultimately substantially greater than its claims recoveries, National would experience losses on those obligations, which could materially and adversely affect our business, financial condition and results of operations.

The Title III cases for the Commonwealth of Puerto Rico and PBA were confirmed on January 18, 2022, and became effective on March 15, 2022. The Court entered the HTA confirmation order on October 12, 2022.

Item 1A. Risk Factors

On March 8, 2022, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) and PREPA terminated a Definitive Restructuring Support Agreement (as amended, the “RSA”). On April 8, 2022, the Court appointed a new panel of judges to commence mediation among the Oversight Board, the Ad Hoc creditor group as holders of PREPA Senior Bonds, Assured, National and Syncora (the “April 8 Order”). The mediation initially terminated on September 16, 2022; however on September 29, 2022 the Court entered an order restarting mediation through December 31, 2022, but simultaneously permitting litigation to recommence on an expedited schedule concerning the objections by the Oversight Board to bondholder liens and claims. The Oversight Board filed an amended complaint addressing these objections on September 30, 2022. The parties and intervenor defendants, including National, filed their answer, affirmative defenses and counterclaims on October 17, 2022. Litigation over the counterclaims has been stayed by Court order. In addition, in its September 29, 2022 Order, the Court directed the Oversight Board to file a plan of adjustment for PREPA by December 1, 2022. The Court stayed the pending bondholder motion seeking the appointment of a receiver or to dismiss the case until the earlier of (a) the day after the deadline set by the Court for filing a proposed plan, if such plan deadline is not met, or (b) the termination of the plan confirmation process.

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

MBIA Insurance Corporation has anticipated that it would receive substantial recoveries on the loans made to, and equity interests in, companies that, until late March of 2020, were purportedly controlled and managed by the sponsor and former collateral manager of the Zohar CDOs (collectively, the “Zohar Collateral”). Since March of 2018 MBIA Corp. had been pursuing those recoveries in a Delaware bankruptcy proceeding filed by the Zohar CDOs. Pursuant to a plan of liquidation that became effective in August of 2022, all remaining Zohar collateral was distributed to MBIA Corp. in the form of interests in certain asset recovery entities, which will be managed by a special manager. There still remains significant uncertainty with respect to the realizable value of the remaining loans and equity interests that formerly constituted the Zohar Collateral and that comprise the assets of the asset recovery entities. Further, as the monetization of these assets unfolds in coordination with the special manager of the asset recovery entities and the directors and managers in place at the portfolio companies, and new information concerning the financial condition of the portfolio companies is disclosed, the Company will continue to revise its expectations for recoveries.

Item 1A. Risk Factors

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents purchases or repurchases made by the Company or National in each month during the third quarter of 2022:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions)
July	73	$12.39	-	$-
August	71	12.84	-	-
September	89	10.67	-	-

	233	$11.87	-	$-

(1)	73 shares in July, 71 shares in August and 89 shares in September were repurchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.

Item 6. Exhibits

*31.1.	Chief Executive Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2.	Chief Financial Officer - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1.	Chief Executive Officer -Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2.	Chief Financial Officer - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS.	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

*101.SCH.	XBRL Taxonomy Extension Schema Document.

*101.CAL.	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF.	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB.	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE.	XBRL Taxonomy Extension Presentation Linkbase Document.

*104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. Registrant

Date: November 2, 2022	/s/ Anthony McKiernan

Anthony McKiernan
Chief Financial Officer

Date: November 2, 2022	/s/ Joseph R. Schachinger

Joseph R. Schachinger
Controller (Chief Accounting Officer)