Form 10-K
period 2022-12-31
MBIA INC
filed 2023-02-28
CIK 814585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31
, 2022
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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes
☐
    No
☒
The aggregate market value of the voting stock held by
non-affiliates
of the Registrant as of June 30, 2022 was $589,341,407.
As of February 21, 2023, 54,838,098 shares of Common Stock, par value $1 per share, were outstanding.
Documents incorporated by reference:
Portions of the Registrant’s Definitive Proxy Statement for its Annual Shareholders Meeting to be held in May of 2023 are incorporated by reference into Part III of this Form
10-K.

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

OVERVIEW

The Company’s operating subsidiaries are running off their insured portfolios. Today, the Company’s primary objectives are ensuring that adequate liquidity exists at the holding company to satisfy all of its outstanding obligations, mitigating losses at National Public Finance Guarantee Corporation (“National”) and MBIA Corp., and maximizing recoveries on paid insurance claims. We do not expect National or MBIA Corp. to write significant new business. The Company has also announced its retention of a financial advisor to assist in exploring strategic alternatives that could enhance shareholder value.

MBIA’s primary business has been to provide financial guarantee insurance to the United States’ public finance markets through our indirect, wholly-owned subsidiary, National, whose financial guarantee insurance policies provide investors with unconditional and irrevocable guarantees of the payment of the principal, interest or other amounts owing on insured obligations when due. National ceased pursuing the writing of new financial guarantee policies in 2017, and its primary activity today is to provide ongoing surveillance, including remediation activity where warranted, of its existing insured portfolio of $31.7 billion gross par outstanding as of December 31, 2022. The Company has also provided financial guarantee insurance in the international and structured finance markets through its subsidiary MBIA Corp. As of December 31, 2022, MBIA Corp.’s total insured gross par outstanding was $3.4 billion. As a result of MBIA Corp.’s capital structure and business prospects, we do not expect its financial performance to have a material economic impact on MBIA Inc. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K for a further discussion of MBIA Corp.’s insurance statutory capital.

MBIA Services Corporation (“MBIA Services”), also owned by MBIA Inc., is a service company which provides support services such as surveillance, risk management, legal, accounting, treasury and information technology, among others, to our businesses on a fee-for-service basis.

MBIA Inc. Capital Management

The Company manages its capital and liquidity in order to ensure that it can service its debt and other financial obligations and pay its operating expenses while maintaining an adequate cushion against potential adverse events. MBIA Inc. has received annual dividends from National. The Company maintains a stable liquidity position which is expected to allow it to service its obligations over the next several years without needing to access the capital markets. Our capital management strategies include (i) having the Company or National purchase or repurchase outstanding MBIA Inc. common shares to enhance shareholder value when permissible, authorized, and when management deems such actions are appropriate, taking into account regulatory capacity constraints, the price of the stock, anticipated liquidity needs, and other relevant factors and (ii) retiring our unsecured and MBIA Global Funding, LLC (“GFL”) debt through calls and repurchases at prices that create economic benefit to the Company.

Currently, MBIA Inc. and National do not have an authorization approved by the Company’s Board of Directors to repurchase or purchase outstanding MBIA Inc. common shares. Neither MBIA Inc. nor National repurchased or purchased any MBIA Inc. common shares during 2022 and 2021. During 2020, the Company or National purchased or repurchased 26.4 million shares at a cost of $198 million under the repurchase authorization approved by the Company’s Board of Directors (the “Board”) in May 2020 and November 2017 and exhausted these share repurchase authorizations.

As of December 31, 2022, $780 million of unsecured debt, which includes MBIA Inc.’s senior notes and medium-term notes (“MTNs”) issued by its subsidiary, GFL, was outstanding. During 2022, MBIA Corp. purchased

Item 1. Business (continued)

$24 million principal amount of MBIA Inc. 6.625% Debentures due 2028, $4 million principal amount of MBIA Inc. 7.150% Debentures due 2027, $0.6 million principal amount of MBIA Inc. 7.000% Debentures due 2025 and the Company repurchased $30 million par value outstanding of GFL MTNs. During 2021, MBIA Corp. purchased $5 million principal amount of MBIA Inc. 6.625% Debentures due 2028 and $1 million principal amount of MBIA Inc. 7.150% Debentures due 2027 and the Company repurchased $111 million par value outstanding of GFL MTNs. During 2020, the Company redeemed the remaining $115 million principal amount of the Company’s 6.400% Senior Notes due 2022 at par plus accrued interest.

In each of the fourth quarters of 2022 and 2021, National declared and paid dividends of $72 million and $60 million, respectively, to its ultimate parent, MBIA Inc.

National Risk Mitigation

National’s most significant risk is credit risk in its large and diverse insured portfolio of domestic public finance credits. National’s risk mitigation strategy is premised on proactive portfolio management, including surveillance of financial performance and covenant compliance, the exercise of creditor rights, remediation, and in select cases, workouts of distressed credits. National’s approach generally focuses on the early detection of stress and proactive intervention, though its rights and its ability to take certain actions on a particular credit will always be case-specific. As part of its remediation efforts, National may elect to facilitate and participate in refinancings of existing credit exposures where the new transaction will have the anticipated effect of improving the issuer’s ability to service its debt and strengthen National’s legal security or covenant package. National may also seek to purchase its own insured obligations as part of an overall risk mitigation strategy, subject to internal and regulatory limitations.

Presently, the most distressed credit in National’s portfolio is the Puerto Rico Electric Power Authority (“PREPA”) which is in a bankruptcy-like process under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”). The Commonwealth of Puerto Rico itself, as well as the Puerto Rico Sales Tax Financing Corporation (“COFINA”), the Public Building Authority (“PBA”), and the Puerto Rico Highways and Transportation Authority (“PRHTA”) have each exited the bankruptcy-like process and National’s exposures to these credits has been reduced to zero. For additional information relating to the risks arising from National’s remaining Puerto Rico exposure, refer to the “Insured Portfolio Loss Related Risk Factors” section in Part I, Item 1A of this Form 10-K.

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

As of December 31, 2022, National had $31.7 billion of insured gross par outstanding on U.S. public finance obligations covering 1,747 policies and diversified among 1,112 “credits,” which we define as any insured obligations secured by the same revenue source. Insurance in force, which includes all gross insured debt service, as of December 31, 2022 was $63.4 billion.

All of the policies were underwritten on the assumption that the insurance will remain in force until maturity or early retirement of the insured obligations. National estimates that the average life of its domestic public finance insurance policies in force as of December 31, 2022 was 9 years. The average life was determined by applying a weighted average calculation, using the remaining years to contractual maturity and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2022 was $4.4 billion. National’s underwriting guidelines limited the insurance in force for any one insured credit, and for other categories such as geography. In addition, National is subject to regulatory single-risk limits with respect

Item 1. Business (continued)

to any insured bond issue. See the “Insurance Regulation” section below for a description of these regulatory requirements. As of December 31, 2022, National’s gross par amount outstanding for its ten largest insured U.S. public finance credits totaled $8.2 billion, representing 25.9% of National’s total U.S. public finance gross par amount outstanding. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information regarding the Company’s operating companies’ insured portfolios.

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

As of December 31, 2022, MBIA Corp. had 186 policies outstanding in its insured portfolio. In addition, MBIA Corp. had 30 insurance policies outstanding relating to liabilities issued by MBIA Inc. and its subsidiaries, which are described further under the section “Affiliated Financial Obligations Insured by MBIA Corp.” below. MBIA Corp.’s total policies in its insured portfolio are diversified among 135 credits.

As of December 31, 2022, the gross par amount outstanding of MBIA Corp.’s insured obligations (excluding $0.7 billion of insured affiliated financial obligations and $19.9 billion of U.S. public finance debt ceded to National), was $3.4 billion. Insurance in force for the above portfolio, which includes all gross insured debt service, as of December 31, 2022 was $4.6 billion.

MBIA Corp. estimates that the average life of its international and structured finance insurance policies in force as of December 31, 2022 is 7 years. The average life was determined by applying a calculation using the remaining years to contractual maturity for international public finance obligations and estimated maturity for structured finance obligations and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2022 was $0.4 billion. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information regarding the Company’s operating companies’ insured portfolios.

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

Item 1. Business (continued)

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

The Audit Committee oversees risks associated with financial and other reporting, auditing, legal and regulatory compliance, and risks that may otherwise result from the Company’s operations, including cybersecurity risk. The Audit Committee oversees these risks by monitoring (i) the integrity of the financial statements of the Company and of other material financial disclosures made by the Company, (ii) the qualifications, independence and performance of the Company’s independent auditor, (iii) the performance of the Company’s internal audit function, (iv) the Company’s compliance policies and procedures and its compliance with legal and regulatory requirements, and (v) the performance of the Company’s operational risk management function. In connection with its oversight of cybersecurity risk, the Audit Committee receives semi-annual, or more frequent as appropriate, briefings from the Company’s senior management and Enterprise Security Council Chair concerning, among other topics, the implementation of the Company’s Cybersecurity Policy, its ongoing strategy and associated training to prevent, identify and react to security incidents, internal and external vulnerability assessments results , and Internal Audit’s periodic reviews of MBIA’s data security policies and procedures.

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

Item 1. Business (continued)

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

Item 1. Business (continued)

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

Environmental & Social Responsibility Risk Management

MBIA recognizes and embraces its responsibilities to the environment and to the promotion of social welfare. The Company’s operations are analytical and administrative in nature and it has no other material locations or operations away from its headquarters in an Energy Star certified office complex in Purchase, New York. Thus, while we regularly assess the impact of environmental risk on our insured portfolios, and have demonstrated a strong commitment to environmental and social responsibility, we believe that the nature of our business, small size and current operations provide us with limited opportunities to improve upon that record. Our Risk Oversight Committee nevertheless regularly reviews and implements policies and decisions related to environmental and social governance risks.

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

MBIA is committed to promoting social welfare for its employees, the communities in which they live and work, and the citizens in the municipalities that benefit from its insurance. It is MBIA’s policy to ensure equal employment opportunity for all job applicants and employees with regard to all personnel-related matters, including, but not limited to recruitment, hiring, placement, promotion, compensation, benefits, transfers and training and all other terms and conditions of employment. In all such activities, MBIA prohibits and will not tolerate discrimination or harassment against any persons because of age, gender (including gender identity or gender expression), sex, race, color, religion, creed, marital status, sexual orientation, pregnancy, disability, national origin, alien or citizenship status, genetic predisposition or carrier status, military or veteran status, or any other characteristic protected by law.

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

Item 1. Business (continued)

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

MBIA‘s corporate mission has long included enhancing the strength and vitality of communities, whether through offering its insurance product, which reduces the borrowing cost of towns, cities and municipalities, or through the sponsorship of many diverse philanthropic efforts. In 2001, MBIA formed the MBIA Foundation, a 501(c)(3) tax-exempt organization, whose mission is to help improve the quality of life in the communities where the Company conducts business and where its employees live and work. Since inception, the MBIA Foundation has paid out over $23 million in matching gifts, almost $16 million in grants to community organizations and over $450,000 in service grants in support of employees’ volunteer efforts. The MBIA Foundation has also been active in supporting disaster relief efforts through direct donations from the Foundation and by increasing the customary match of 2:1 to 4:1 to further encourage employees donations. Additionally, MBIA promotes employee volunteerism through its annual company-wide days of service and various volunteer initiatives. The MBIA Foundation is expected to be legally wound down in 2023.

Losses and Reserves

Loss and loss adjustment expense (“LAE”) reserves are established by Loss Reserve Committees in each of our operating insurance companies and are reviewed by our executive Loss Reserve Committee, which consists of members of senior management. The Company’s loss and LAE reserves as of December 31, 2022 represent case basis reserves and estimates for LAE to be incurred. Case basis reserves represent the Company’s estimate of expected losses to be paid under its insurance contracts, net of potential recoveries and discounted using a current risk-free interest rate, for contracts where the estimated loss amount exceeds the unearned premium revenue on the related insurance contract. The Company estimates expected losses net of potential recoveries using the present value of probability-weighted estimated loss payments and recoveries, discounted at a rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract as required by accounting principles generally accepted in the United States for financial guarantee contracts. We record case basis loss reserves on insured obligations which have defaulted or are expected to default during the remaining life of the obligation.

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

Pursuant to a non-disapproval from the NYSDFS, and in accordance with the NYIL and the National Association of Insurance Commissioners’ statutory accounting principles, MBIA Insurance Corporation released to surplus $32 million of excess contingency reserves during 2022. In accordance with this contingency reserve release, MBIA Insurance Corporation will maintain a fixed $5 million contingency reserve.

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

During 2022 and 2021, National and MBIA Insurance Corporation reported single risk limit overages to the NYSDFS due to changes in their statutory capital. National and MBIA Insurance Corporation were in compliance with their aggregate risk limits as of December 31, 2022 and 2021.

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

Insight North America, LLC manages the investment portfolios of the Company and its subsidiaries in accordance with the guidelines adopted for each such portfolio. The agreements with Insight Investment provide generally that Insight Investment will have the right to manage the fixed-income investment portfolios of the Company and its subsidiaries and guarantee certain minimum revenues thereunder. The agreements can be terminated with six-month notice by either party or as otherwise agreed to by the parties.

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

CAPITAL FACILITIES

The Company does not currently maintain a capital facility. For a discussion of the Company’s capital resources refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K.

FINANCIAL INFORMATION

Refer to “Note 12: Business Segments” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information on the Company’s financial information by segment and premiums earned by geographic location.

EMPLOYEES AND HUMAN CAPITAL MANAGEMENT

As of December 31, 2022, MBIA had 75 employees at our single corporate headquarters located at 1 Manhattanville Road, Purchase, New York, none of whom are covered by collective bargaining agreements. In recent years, we have experienced only modest employee turnover and consider our employee relations to be satisfactory. MBIA’s human capital focus has been on identifying and retaining key personnel as the Company runs off its portfolios. MBIA has a succession plan in place and has identified internal candidates that could fill senior management and mid-level management positions as the need arises. The Company’s senior management team and senior employee relations professionals work together on employee-related issues and initiatives, and on an annual basis conduct a full review of personnel to enable managers to provide meaningful feedback and growth opportunities, and to award promotions within the Company where warranted. The Company continues to rely on compensation components (such as salary, cash bonus awards and long-term incentive plan awards) to support employee retention. The Company incorporates performance metrics as part of the annual bonus offering with increased bonus potential for exceptional results. We utilize third-party benchmark data to establish market-based compensation levels. We believe that our current compensation and incentive levels reflect high performance expectations as part of our merit pay philosophy. The targeted use of long-term incentive plan awards for key talent is an important element of MBIA’s long-term retention strategy.

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

Item 1. Business (continued)

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their present ages and positions with the Company as of February 28, 2023 are set forth below:

Name	Age	Position and Term of Office
William C. Fallon	63	Chief Executive Officer and Director (executive officer since July 2005)
Anthony McKiernan	53	Executive Vice President and Chief Financial Officer (executive officer since August 2011)
Jonathan C. Harris	51	General Counsel and Secretary (executive officer since September 2017)
Daniel M. Avitabile	49	Assistant Vice President, and President and Chief Risk Officer of MBIA Corp. (executive officer since September 2017)
Adam T. Bergonzi	59	Assistant Vice President and Chief Risk Officer of National (executive officer since September 2017)
Christopher H. Young	50	Assistant Vice President, and Chief Financial Officer of National (executive officer since September 2017)
Joseph R. Schachinger	54	Controller (executive officer since May 2017)

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

Item 1. Business (continued)

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

In particular, while the Commonwealth of Puerto Rico has completed its court-ordered restructuring pursuant to the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), the Puerto Rico Electric Power Authority (“PREPA”) currently remains in a bankruptcy-like proceeding under PROMESA in the United States District Court for the District of Puerto Rico.

As of December 31, 2022, National had $1.0 billion of debt service outstanding related to Puerto Rico. During 2022, Puerto Rico defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $189 million. In addition, National made acceleration and commutation payments related to the GO PSA and HTA PSA of $277 million and $556 million, respectively, in 2022. On January 1, 2023, PREPA also defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $18 million. On January 31, 2023, National and the Oversight Board entered into a Plan Support Agreement, resolving National’s claims in the PREPA Title III case (the “PREPA PSA”), and on February 9, 2023, the Oversight Board filed its Amended Plan of Adjustment for PREPA (the “Amended Plan”), including the PREPA PSA. There is no assurance that the Amended Plan or a plan that is substantially similar in the treatment of National’s claims and rights will ultimately be confirmed and go effective.

Item 1A. Risk Factors (continued)

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

Item 1A. Risk Factors (continued)

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

Legal, Regulatory and Other Risk Factors

Regulatory change could adversely affect our businesses, and regulations could limit investors’ ability to affect a takeover or business combination that shareholders might consider in their best interests.

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

Item 1A. Risk Factors (continued)

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

As of December 31, 2022, MBIA Inc. had $501 million of medium-term note liabilities, $277 million of Senior Notes liabilities and $233 million of investment agreement liabilities. Our substantial indebtedness and other liabilities could have material consequences because:

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

Further, a number of our debt issuances, interest rate swap contracts and financial investments are indexed to an interbank offered rate, including the London Interbank Offered Rate (“LIBOR”), and the assets or liabilities related to insured credit transactions may be indexed to LIBOR, as the applicable reference rate. In July 2017, The U.K. Financial Conduct Authority announced that after 2021, it will no longer persuade or require banks to submit rates for LIBOR. Subsequently, on November 30, 2020, ICE Benchmark Administration, the administrator for LIBOR, announced plans to cease publication (i) immediately after December 31, 2021 of one week and two month USD LIBOR settings and (ii) immediately following the LIBOR publication on June 30, 2023 of the remaining USD LIBOR settings i.e., overnight and one, three, six and twelve month settings. On March 15, 2022, President Biden signed legislation into law that includes the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) to establish a clear and uniform process for replacing LIBOR in existing contracts and preclude litigation, among other things. As a general matter, the LIBOR Act provides that on the first London banking day after June 30, 2023, a benchmark replacement recommended by the Board of Governors of the Federal Reserve System (the “Board”) will automatically replace the USD LIBOR benchmark in existing contracts that (after disregarding certain types of fallback provisions invalidated by the LIBOR Act) contain no LIBOR fallback provisions or contain LIBOR fallback provisions that identify neither a benchmark replacement nor a person with authority to determine a benchmark replacement. The Board-recommended benchmark replacement will be based on the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York, including any recommended spread adjustment and benchmark replacement conforming changes. The Federal Reserve Board adopted a final rule in December 2022 that implements the LIBOR Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. Pursuant to the LIBOR Act and the regulations, the Board has identified (i) the one-, three, six-, or 12-month CME Term SOFR plus (ii) the applicable tenor spread adjustment specified in the LIBOR Act, as the board selected benchmark replacement for references to the corresponding one-, three-, six-, and 12-month LIBOR in contracts governing a cash transaction that is not a consumer loan, an FHFA-regulated-entity contract or a FFELP ABS, as referenced in the LIBOR Regulations.

Item 1A. Risk Factors (continued)

These announcements, among other developments, about the discontinuance of LIBOR as a benchmark rate may adversely affect the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to LIBOR. Furthermore, there can be no assurance that we and other market participants will be adequately prepared for the discontinuation of LIBOR which could have an unpredictable impact on contractual mechanics that could also produce an adverse economic impact.

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

MBIA Corp. Risk Factors

As described further and for the reasons stated herein, we believe that MBIA Corp. will not provide significant economic or shareholder value to MBIA Inc. For additional information on MBIA Corp., refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—International and Structured Finance Insurance” in Part II, Item 7 of this Form 10-K. Additionally, also as described further herein, given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any material economic impact on the financial condition or liquidity of MBIA Inc. However, there can be no assurance that the financial condition or a rehabilitation or liquidation proceeding of MBIA Insurance Corporation would not have an adverse impact on MBIA Inc. The risk factors described below with respect to MBIA Corp. are set forth for that reason, as well as for an independent understanding of the risks to MBIA Corp.

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

MBIA Insurance Corporation is particularly sensitive to the risk that it will not have sufficient capital or liquid resources to meet contractual payment obligations when due or to make settlement payments in order to terminate insured exposures to avoid losses. While management’s expected liquidity and capital forecasts for MBIA Insurance Corporation reflect adequate resources to pay expected claims, there are risks to the capital and liquidity forecasts as MBIA Insurance Corporation’s remaining insured exposures and its expected salvage recoveries are potentially volatile. Such volatility exists in salvage that MBIA Insurance Corporation may collect, including in particular recoveries on loans and equity interests related to the claims it paid in respect of the insured notes issued by Zohar collateralized debt obligation (“CDO”) 2003-1, Limited and Zohar II 2005-1 CDO (collectively, the “Zohar Recoveries”), and the exposure in its remaining insured portfolio, which could deteriorate and result in significant additional loss reserves and claim payments, including claims on insured exposures that in some cases may require large bullet payments.

While MBIA Insurance Corporation believes that it will receive a substantial recovery on the Zohar Recoveries, there still remains significant uncertainty with respect to the realizable value of these assets.

If the Zohar Recoveries fall below our expectations, MBIA Insurance Corporation would likely incur additional and potentially substantial losses, which could materially impair its statutory capital and liquidity. Further, MBIA Insurance Corporation believes that if the NYSDFS concludes at any time that MBIA Insurance Corporation will not be able to satisfy its obligations under its other issued policies, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the NYIL and/or take such other

Item 1A. Risk Factors (continued)

actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the NYSDFS. The NYSDFS enjoys broad discretion in this regard, and any determination they may make would not be limited to consideration of the matters described above. As noted, however, given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any material economic long-term liquidity impact on MBIA Inc.

MBIA Corp. insures certain transactions that continue to perform poorly and increased losses or a delay or failure in collecting expected recoveries may materially and adversely affect its financial condition and results of operations.

MBIA Corp. insures certain structured finance transactions that remain volatile and could result in additional losses, which could be substantial. MBIA Corp. has also recorded significant loss reserves on its residential mortgage-backed securities (“RMBS”) and collateralized debt obligation (“CDO”) exposures, and there can be no assurance that these reserves will be sufficient, in particular if the economy deteriorates. These transactions are also subject to servicer risk, which relates to problems with the transaction’s servicer that could adversely affect performance of the underlying assets. As of December 31, 2022, MBIA Corp. recorded expected RMBS recoveries of $63 million, including recoveries related to consolidated VIEs, on our RMBS transactions, in reimbursement of our past and future expected claims. Of this amount, $23 million is included in “Insurance loss recoverable” and $40 million is included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. RMBS recoveries relate to structural features within the trust structures that allow for the Company to be reimbursed for prior claims paid. These reimbursements for specific trusts include recoveries that are generated from the excess spread of the transactions. Excess spread within insured RMBS securitizations is the difference between interest inflows on mortgage loan collateral and interest outflows on the insured RMBS notes. There can be no assurance that this recovery will be received in its entirety or in the expected timeframe.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MBI.” As of February 21, 2023, there were 221 shareholders of record of the Company’s common stock. The Company did not pay cash dividends on its common stock during 2022 or 2021. For information on the ability for certain subsidiaries of the Company to transfer funds to the Company in the form of cash dividends or otherwise, refer to “Item 1. Business—Insurance Regulation” in this annual report.

During 2022 and 2021, the Company or National did not purchase or repurchase any shares. During 2020, the Company or National purchased or repurchased 26.4 million shares at a cost of $198 million under the repurchase authorization approved by the Company’s Board of Directors (the “Board”) in May 2020 and November 2017 and exhausted these share repurchase authorizations.

The table below presents repurchases made by the Company or National in each month during the fourth quarter of 2022. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III for a further discussion of securities authorized for issuance under long-term incentive plans.

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions)
October	7,968	9.49	—	$—
November	98	12.11	—	—
December	92	12.76	—	—

(1) Represents 113 shares in October, 98 shares in November and 92 shares in December repurchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan. In October, 7,855 shares were repurchased by the Company in open market transactions for settling awards under the Company’s long term incentive plan.

As of December 31, 2022, 283,186,115 shares of Common Stock of the Company, par value $1 per share, were issued and 54,852,671 shares were outstanding.

Stock Performance Graph The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Index (“S&P 500 Index”) and the S&P 500 Financials Sector Index (“S&P Financials Index”) for the last five fiscal years. The graph assumes a $100 investment at the closing price on December 31, 2022 and reinvestment of dividends in the security/index on the respective dividend payment dates without commissions. This graph does not forecast future performance of our common stock.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

	2017	2018	2019	2020	2021	2022
MBIA Inc. Common Stock	100.00	121.86	127.05	89.89	215.71	175.54
S&P 500 Index	100.00	95.61	125.71	148.83	191.51	156.79
S&P Financials Index	100.00	86.96	114.87	112.84	152.19	136.11

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

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021 results. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 results not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

National’s primary objectives are to maximize the performance of its existing insured portfolio through effective surveillance and remediation activity and effectively manage its investment portfolio. Our corporate segment consists of general corporate activities, including providing support services to MBIA’s operating subsidiaries and asset and capital management. MBIA Corp.’s primary objectives are to satisfy all claims by its policyholders and to maximize future recoveries, if any, for its surplus note holders, and then its preferred stock holders. MBIA Corp. is executing this strategy by, among other things, taking steps to maximize the collection of recoveries and reducing and mitigating potential losses on its insurance exposures. We do not expect National or MBIA Corp. to write significant new business. The Company has also announced its retention of a financial advisor to assist in exploring strategic alternatives that could enhance shareholder value.

Economic Environment

U.S. economic activity indicators point to modest growth in spending and production, with robust job gains and a low unemployment rate. Inflation remains elevated. The Ukraine and Russia conflict continues to cause human and economic hardship, which is creating upward pressure on inflation and is weighing on global economic activity. With the Federal Open Market Committee (“FOMC”) seeking to achieve maximum employment and 2% inflation, the FOMC has increased its target range for the federal funds rate to 4.50% to 4.75% at its most recent meetings. Economic and financial market trends could impact the Company’s financial results. Economic improvement at the state and local level strengthens the credit quality of the issuers of our insured municipal bonds, improves the performance of our insured U.S. public finance portfolio and could reduce the amount of National’s potential incurred losses. Also, higher energy and oil prices could have an adverse impact on certain sales taxes to the extent consumer spending decreases as a result. Some states and municipalities may experience a decrease in revenues if their economies are reliant on the oil and gas industries. In addition, higher projected interest rates could adversely affect the values of our Company’s investment portfolio, but increase investment portfolio yield and income, increase the value of the Company’s interest rate swaps, and decrease the present value of loss reserves.

We do not insure any sovereign or sub-sovereign debt of Russia or Ukraine. Additionally, we have an immaterial amount of direct or indirect Russian or Ukraine debt holdings in our investment portfolios and have recorded realized and unrealized losses on these investments in 2022. Refer to the following “Results of Operations—U.S. Public Finance Insurance Segment” section for additional information on these credit losses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW (continued)

2022 Business Developments

The following is a summary of 2022 business developments:

Puerto Rico

•

During 2022, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $189 million. As of December 31, 2022, National had $1.0 billion of debt service outstanding related to Puerto Rico, of which $945 million related to the Puerto Rico Electric Power Authority (“PREPA”). On January 1, 2023, PREPA defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $18 million.

PREPA

•

On March 8, 2022, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) and PREPA terminated the pending restructuring support agreement. On April 8, 2022, the Court appointed a new panel of judges to commence mediation among the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), the Ad Hoc creditor group of holders of PREPA Senior Bonds, Assured, National and Syncora. The mediation initially terminated on September 16, 2022; however on September 29, 2022 the Court entered an order restarting mediation through January 31, 2023. Mediation was further continued until April 28, 2023. On January 31, 2023, National entered into the PREPA Plan Support Agreement (“PREPA PSA”) with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. An amended reorganization plan for PREPA and related disclosure statement, including the PREPA PSA, was filed on February 9, 2023. There is no assurance the amended plan of adjustment will ultimately be confirmed and go effective.

•

As of December 31, 2022, National had sold approximately 35% of its PREPA bankruptcy claims related to insurance claims paid on matured National-insured PREPA bonds. These sales monetized a portion of National’s salvage asset and reduced potential volatility and ongoing risk of remediation around the PREPA credit.

GO and HTA

•

On February 22, 2021, National agreed to join a plan support agreement, dated as of February 22, 2021 (the “GO PSA”), among the Oversight Board, certain holders of Puerto Rico Commonwealth GO (“GO”) Bonds and Puerto Rico Public Buildings Authority (“PBA”) bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp, and Syncora Guarantee Inc. in connection with the Puerto Rico Commonwealth GO (“GO”) and PBA Title III cases. The GO PSA went effective and was implemented on March 15, 2022; among other things, National received cash, including certain fees, newly issued General Obligation bonds (“GO Bonds”) and a contingent value instrument (“CVI”) totaling approximately $1.0 billion. The CVI is intended to provide creditors with additional recoveries based on potential outperformance of Puerto Rico 5.5% Sales and Use Tax receipts based on the projections in the 2020 certified fiscal plan, subject to certain caps. Subsequent to the GO PSA implementation, National made $277 million of acceleration and commutation payments pursuant to the GO PSA. Accordingly, National’s GO and PBA gross par outstanding and debt service outstanding have been reduced to zero from approximately $380 million and $495 million, respectively.

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

OVERVIEW (continued)

order on October 12, 2022, and the HTA Plan became effective on December 6, 2022. National received an additional $46 million of cash and $177 million face amount of newly issued HTA bonds. Subsequent to the HTA Plan effective date, National made $556 million of acceleration and commutation payments pursuant to the HTA PSA. Accordingly, National’s HTA gross par outstanding and debt service outstanding have been reduced to zero from approximately $581 million and $909 million, respectively.

Refer to the following “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

Zohar CDOs

•

Pursuant to a plan of liquidation that became effective in August of 2022, MBIA Corp.’s interest in the remaining collateral of the Zohar collateralized debt obligation (“CDO”) 2003-1, Limited (“Zohar I”) and Zohar II 2005-1, Limited (“Zohar II”) (collectively, the “Zohar CDOs”) was distributed to MBIA Corp. either directly or in the form of interests in certain asset recovery entities. Refer to “Note 1: Business Developments and Risks and Uncertainties” and “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a further discussion of the Zohar CDOs.

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the years ended December 31, 2022, 2021 and 2020. Refer to the “Liquidity and Capital Resources—Capital Resources—Insurance Statutory Capital” section for a discussion of National’s and MBIA Insurance Corporation’s capital position under statutory accounting principles (“U.S. STAT”).

	Years Ended December 31,
In millions except for per share, percentage and share amounts	2022	2021	2020
Total revenues	$154	$189	$282
Total expenses	302	634	860

Income (loss) from continuing operations before income taxes	(148)	(445)	(578)
Provision (benefit) for income taxes	1	—	—

Net income (loss) from continuing operations	(149)	(445)	(578)
Income (loss) from discontinued operations, net of income taxes	(54)	—	—

Net income (loss)	(203)	(445)	(578)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	(8)	—	—

Net income (loss) attributable to MBIA Inc.	$(195)	$(445)	$(578)

Net income (loss) per basic and diluted common share attributable to MBIA Inc.	$(3.92)	$(8.99)	$(9.78)
Adjusted net income (loss)(1)	$(145)	$(261)	$(173)
Adjusted net income (loss) per diluted share(1)	$(2.90)	$(5.27)	$(2.93)
Weighted average basic and diluted common shares outstanding	49,803,739	49,472,281	59,071,843

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

2022 vs. 2021 GAAP Results

Income (loss) from Continuing Operations Before Income Taxes

The decrease in consolidated total revenues was principally due to losses from fair valuing investments, sales of investments and impairing investments to fair value for investments we intend to sell, as well as lower gains from extinguishing debt and a decrease in net premiums earned. 2022 includes $51 million of losses from fair valuing investments, $41 million of net realized losses from investments sold and $21 million of impairments on investments as a result of our intent to sell these securities before they recover their cost bases. In addition, in 2021, revenues included $30 million of gains on the extinguishment of debt compared with $4 million in 2022 and net premiums earned decreased $21 million in 2022 primarily due to the acceleration of premium earnings from the termination of an international public finance insurance policy in 2021. These unfavorable changes in revenues were partially offset by fair value gains on interest rate swaps, an increase in net gains of consolidated variable interest entities (“VIEs”) and an increase in net investment income. Fair value gains on our interest rate swaps for 2022 was $89 million compared with gains of $36 million for 2021. The favorable variance was due to a larger increase in interest rates in 2022. Net gains on our consolidated VIEs for 2022 was $5 million compared with net losses of $23 million for 2021. The favorable change in VIE revenue was primarily due to gains in 2022 from the settlement of litigation and 2021 included $14 million of losses from the deconsolidation of VIEs with no comparable loss in 2022. Net investment income increased $33 million compared with 2021 primarily due to higher average asset balances and higher yields on investments in 2022.

Consolidated total expenses for 2022 and 2021 included net insurance losses and loss adjustment expense (“LAE”) of $38 million and $350 million, respectively. The decrease in losses and LAE was primarily due to favorable changes from insured CDOs, an incurred benefit from increases in risk-free interest rates on the present value of first-lien RMBS loss reserves in 2022 and a decrease in net losses and LAE on certain Puerto Rico insured credits to reflect actual and anticipated settlement. Refer to the following “Losses and Loss Adjustment Expenses” sections in the Results of Operations of our U.S. Public Finance Insurance and International and Structured Finance Insurance segments for additional information on our insurance losses and LAE. Operating expense decreased in 2022 compared with 2021 primarily due to a decrease in compensation expense related to the Company’s deferred compensation plan and lower litigation expenses.

Provision for Income Taxes

For 2022 and 2021, our effective tax rate applied to our loss before income taxes was below the the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset, which includes our net operating loss (“NOL”).

As of December 31, 2022 and 2021, the Company’s valuation allowance against its net deferred tax asset was $1.2 billion and $1.1 billion, respectively. Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National. Accordingly, the Company will continue to re-evaluate its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future. Refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.

Income (loss) from discontinued operations, net of income taxes

The Company classifies certain portfolio companies that the Company acquired from the Zohar CDOs bankruptcy distribution as discontinued operations. Included in this amount are the results of operations for the period from August 2, 2022 to December 31, 2022. In addition, during the fourth quarter of 2022, the Company received new information relating to the net value of a portfolio company which resulted in the Company recognizing a loss of $54 million on its net assets held for sale. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a further discussion of our discontinued operations.

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

Adjusted net income (loss) and adjusted net income (loss) per diluted common share include the after-tax results of the Company and remove the after-tax results of our international and structured finance insurance segment, comprising the results of MBIA Corp. and its discontinued operations net of noncontrolling interest and income taxes, which given MBIA Corp.’s capital structure and business prospects, we do not expect its financial performance to have a material economic impact on MBIA Inc., as well as adjusting the following:

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
In millions, except share and per share amounts	2022	2021	2020
Net income (loss)	$(195)	$(445)	$(578)
Less: adjusted net income adjustments:
Income (loss) from discontinued operations, net of income taxes	(46)	—	—
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(20)	(283)	(391)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments(1)	58	39	(27)
Foreign exchange gains (losses)(1)	15	25	(35)
Net realized investment gains (losses)	(40)	5	48
Net gains (losses) on extinguishment of debt	5	30	—
Net investment losses related to impairments of securities(2)	(21)	—	—
Adjusted net income adjustment to the (provision) benefit for income tax	(1)	—	—

Adjusted net income (loss)	$(145)	$(261)	$(173)

Adjusted net income (loss) per diluted common share(3)	$(2.90)	$(5.27)	$(2.93)

(1)—Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.

(2)—Reported within “Other net realized gains (losses)” on the Company’s consolidated statements of operations.

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

Management adjusts GAAP book value to remove the book value of MBIA Corp., its discontinued operations, and for certain items which the Company believes will reverse from GAAP book value through GAAP earnings and comprehensive income, as well as add in the impact of certain items which the Company believes will be realized in GAAP book value in future periods. The Company has limited such adjustments to those items that it deems to be important to fundamental value and performance and for which the likelihood and amount can be reasonably estimated. The following provides a description of management’s adjustments to GAAP book value:

•

Negative Book value of MBIA Corp. – We remove the negative book value of MBIA Corp., including its discontinued operations based on our view that given MBIA Corp.’s current financial condition, the regulatory regime in which it operates, the priority given to its policyholders, surplus note holders and preferred stock holders with respect to the distribution of assets, and its legal structure, it is not and will not likely be in a position to upstream any economic benefit to MBIA Inc. Further, MBIA Inc. does not face any material financial liability arising from MBIA Corp.

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

The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

	As of December 31,	As of December 31,
In millions except share and per share amounts	2022	2021
Total shareholders’ equity of MBIA Inc.	$(882)	$(313)
Common shares outstanding	54,852,671	54,556,112
GAAP book value per share	$(16.07)	$(5.73)
Management’s adjustments described above:
Remove negative book value per share of MBIA Corp.	(37.76)	(35.94)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	(3.96)	2.02
Include net unearned premium revenue in excess of expected losses	3.08	3.58

U.S. Public Finance Insurance Segment

Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of December 31, 2022, National had total insured gross par outstanding of $31.7 billion.

National continues to monitor and remediate its existing insured portfolio and may also pursue strategic alternatives that could enhance shareholder value. Some state and local governments and territory obligors that National insures are experiencing financial and budgetary stress which could lead to an increase in defaults by such entities on the payment of their obligations and, while such has not yet occurred materially, losses or impairments on a greater number of the Company’s insured transactions. In particular, Puerto Rico had been experiencing significant fiscal stress and constrained liquidity. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of stress affecting our insured credits remains uncertain.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,			Percent Change
In millions	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net premiums earned	$47	$49	$57	-4%	-14%
Net investment income	81	58	70	40%	-17%
Net realized investment gains (losses)	(30)	2	37	n/m	-95%
Net gains (losses) on financial instruments at fair value and foreign exchange	(47)	(2)	2	n/m	n/m
Fees and reimbursements	3	3	3	—%	—%
Other net realized gains (losses)	(19)	—	(1)	n/m	-100%

Total revenues	35	110	168	-68%	-35%

Losses and loss adjustment	143	227	163	-37%	39%
Amortization of deferred acquisition costs	11	11	11	—%	—%
Operating	41	51	48	-20%	6%

Total expenses	195	289	222	-33%	30%

Income (loss) from continuing operations before income taxes	$(160)	$(179)	$(54)	-11%	n/m

n/m—Percent change not meaningful.

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. Refunding activity can vary significantly from period to period based on issuer refinancing behavior. For 2022 and 2021, scheduled premiums earned were $32 million and $36 million, respectively, and refunded premiums earned were $15 million and $13 million, respectively.

NET INVESTMENT INCOME The increase in net investment income for 2022 compared with 2021 was primarily due to a higher average invested asset base driven by proceeds from sales of the PREPA bankruptcy claims and the receipt of the cash and bonds from the GO PSA in the first quarter of 2022. In addition, higher yields on investments also contributed to the increase in net investment income in 2022 compared with 2021.

NET REALIZED INVESTMENT GAINS (LOSSES) Net realized investment losses in 2022 compared with gains in 2021 was primarily due to losses from the sales of securities from the ongoing management of our U.S. public finance investment portfolio, including to generate liquidity to pay claims.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE For 2022, net losses on financial instruments at fair value and foreign exchange were driven by fair value losses on investments for which the fair value option was elected and investments designated as trading. The losses on the fair value option investments were driven by increases in interest rates and widening of credit spreads during 2022. The losses on the trading investments were driven by mark-to-market changes on the Puerto Rico GO and HTA CVI.

OTHER NET REALIZED GAINS (LOSSES) For 2022, other net realized losses were primarily related to impairments of certain investments with fair values below amortized cost and for which we intend to sell before recovery of their amortized cost.

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

For 2022, losses and LAE incurred primarily related to changes in our estimate of expected recoveries on National’s PREPA exposure, partially offset by benefits related to Puerto Rico HTA and GO recoveries. National’s expected recoveries on PREPA reflect assumptions based on the PREPA PSA agreed to in January of 2023. In addition, an increase in risk-free rates during 2022 contributed to the decrease in our estimated present value of expected PREPA recoveries. This was partially offset by loss incurred benefits on our HTA and GO recoveries to reflect the fair values of the consideration received as of the acquisition dates, which were higher than our previous estimates.

For 2021, losses and LAE incurred primarily related to changes in loss scenario assumptions on Puerto Rico HTA, PREPA and GO credits and the impact of an increase in risk-free rates used to discount net reserves. The loss and LAE incurred related to HTA was driven by changes in loss reserve scenario assumptions to reflect the most recent Plan of Adjustment including certain assumptions about recovery valuation on the date National expected to receive cash, bonds, and the CVI, which resulted in a decreased recovery value. Also in 2021, National modified its PREPA scenario assumptions to reflect actual and expected sales of recoverables on PREPA bankruptcy claims that had been fully satisfied by National’s insurance claim payments, which decreased its expected PREPA recoveries, partially offset by additional expected recoveries under the then PREPA RSA. In addition, during 2021, National modified its GO scenario assumptions to incorporate the final terms of the Plan of Adjustment. This included a commutation of 27% of National’s outstanding insured bonds and an acceleration of National’s remaining insured bonds. National also updated its GO loss reserve scenarios to include certain assumptions about recovery valuation on the date it expected to receive cash, bonds and the CVI, which resulted in an increased recovery value.

The following table presents information about our U.S. public finance insurance loss recoverable assets and loss and LAE reserves liabilities as of December 31, 2022 and 2021:

In millions	December 31, 2022	December 31, 2021	Percent Change
Assets:
Insurance loss recoverable	$107	$1,054	-90%
Reinsurance recoverable on paid and unpaid losses(1)	6	3	100%
Liabilities:
Loss and LAE reserves	154	425	-64%
Insurance loss recoverable—ceded(2)	1	55	-98%

Net reserve (salvage)	$42	$(577)	-107%

(1)—Reported within “Other assets” on our consolidated balance sheets.

(2)—Reported within “Other liabilities” on our consolidated balance sheets.

The insurance loss recoverable as of December 31, 2022 decreased compared with December 31, 2021, primarily due to the receipt of recoveries pursuant to the implemented GO PSA and the HTA settlement, whereby National received cash and new GO and HTA bonds and CVIs. In addition, the insurance loss recoverable declined due to the sale of PREPA bankruptcy claims as well as changes in assumptions related to the value of the remaining expected PREPA recoveries on paid claims. Loss and LAE reserves as of December 31, 2022 decreased compared with December 31, 2021 primarily due to the acceleration and commutation payments on National’s GO and HTA exposures, as well as claims payments made on the Company’s PREPA exposure during 2022. This was partially offset by a decrease in expected PREPA recoveries on claims not yet paid, which are netted in loss and LAE reserves.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the years ended December 31, 2022, 2021 and 2020 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Gross expenses	$41	$51	$48	-20%	6%

Amortization of deferred acquisition costs	$11	$11	$11	—%	—%
Operating	41	51	48	-20%	6%

Total insurance expenses	$52	$62	$59	-16%	5%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. Operating expenses decreased for 2022 compared with 2021 primarily due to a decrease in legal costs.

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

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of December 31, 2022 and 2021. Capital appreciation bonds (“CABs”) are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	December 31, 2022		December 31, 2021
Rating	Amount	%	Amount	%
AAA	$1,433	4.5%	$1,682	4.6%
AA	13,448	42.5%	14,874	40.8%
A	9,672	30.5%	10,439	28.6%
BBB	5,055	16.0%	6,187	17.0%
Below investment grade	2,044	6.5%	3,269	9.0%

Total	$31,652	100.0%	$36,451	100.0%

U.S. Public Finance Insurance Puerto Rico Exposures

On May 3, 2017, the Oversight Board certified and filed a petition under Title III of PROMESA for Puerto Rico with the District Court of Puerto Rico thereby commencing a bankruptcy-like case for the Commonwealth GO. Under separate petitions, the Oversight Board subsequently commenced Title III proceedings for COFINA, PRHTA, PREPA and PBA on May 5, 2017, May 21, 2017, July 2, 2017 and September 27, 2019, respectively. On February 4, 2019, the District of Puerto Rico entered the order confirming the Third Amended Title III Plan of Adjustment for COFINA. The Title III cases for the Commonwealth of Puerto Rico and PBA were confirmed on January 18, 2022, and became effective on March 15, 2022. The confirmation hearing for the PRHTA Title III case was completed on August 17, 2022, and the confirmation order was entered on October 12, 2022, which became effective on December 6, 2022.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $2.9 billion relating to GO bonds, PBA bonds, PREPA bonds and PRHTA bonds through December 31, 2022, inclusive of the commutation payment and the additional payment in the amount of $66 million in 2019 related to COFINA and the GO PSA and HTA PSA acceleration and commutation payments of $277 million and $556 million, respectively, in 2022.

Status of Puerto Rico’s Fiscal Plans

The Oversight Board certified fiscal plans for PREPA, University of Puerto Rico (the “University”) and PRHTA on June 28, 2022, May 27, 2022 and October 14, 2022, respectively. The Oversight Board also certified the fiscal year 2023 budgets for Commonwealth, PREPA, the University and PRHTA on June 30, 2022. The University is not a debtor in Title III and continues to be current on its debt service payment. However, the University is subject to a standstill agreement with its senior bondholders, which has been extended to May 31, 2023. National is not a party to the standstill agreement. As of December 31, 2022, National had $84 million of debt service outstanding related to the University.

PREPA

National’s largest remaining exposure to Puerto Rico, by gross par outstanding, is to PREPA.

On May 3, 2019, PREPA, the Oversight Board, the AAFAF, the Ad Hoc Group of PREPA bondholders (the “Ad Hoc Group”), and Assured Guaranty Corp. and Assured Guaranty Municipal Corp. (“Assured”) entered into the a restructuring support agreement (“RSA”) which was amended on September 9, 2019 to include National and Syncora Guarantee, Inc. (“Syncora”) as supporting parties. On March 8, 2022, AAFAF and PREPA terminated the RSA. On April 8, 2022, the Court appointed a new panel of judges to commence mediation among the Oversight Board, the Ad Hoc creditor group of holders of PREPA Senior Bonds, Assured, National and Syncora. The mediation initially terminated on September 16, 2022; however on September 29, 2022, the Court entered an order of restarting mediation through January 31, 2023. Mediation will be further continued until April 28, 2023. On January 31, 2023, National entered into the PREPA PSA with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. On February 9, 2023, the Oversight Board filed an amendment to the Plan of Adjustment originally filed with the Title III court on December 16, 2022 (the “Amended Plan”), that reflects the entry into the PREPA PSA and the settlement described therein. The PREPA PSA provides, among other things, for the consensual resolution of the treatment of claims held by National related to insured PREPA revenue bonds and the settlement of National’s participation in litigation related to such claims. The PREPA PSA provides that, upon the effective date of a plan of adjustment, National shall receive in exchange for its bond and reimbursement claims newly issued PREPA secured revenue bonds together with certain fees and expense reimbursement payments, including an interim payment subject to regulatory approval. The PREPA PSA also provides National with the potential to receive additional consideration. The PREPA PSA remains subject to a number of conditions, including (but not limited to) the Title III Court’s approval, and confirmation and effectiveness, of the Amended Plan. There is no assurance the Amended Plan or a substantially similar plan of adjustment will ultimately be confirmed and go effective.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our scheduled gross debt service due on our PREPA insured exposures as of December 31, 2022, for each of the subsequent five years ending December 31 and thereafter:

In millions	2023	2024	2025	2026	2027	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$137	$138	$105	$57	$20	$488	$945

Corporate Segment

Our corporate segment consists of general corporate activities, including providing support services to MBIA Inc.’s subsidiaries and asset and capital management. Support services are provided by our service company, MBIA Services, and include, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. Capital management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiary, MBIA Global Funding, LLC (“GFL”). MBIA Inc. issued debt to finance the operations of the MBIA group. GFL raised funds through the issuance of medium-term notes (“MTNs”) with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. MBIA Inc. provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. The Company ceased issuing new MTNs and investment agreements and the outstanding liability balances and corresponding asset balances have declined over time as liabilities matured, terminated, were called or repurchased. All of the debt within the corporate segment is managed collectively and is serviced by available liquidity.

The following table summarizes the consolidated results of our corporate segment for the years ended 2022, 2021 and 2020:

	Years Ended December 31,			Percent Change
In millions	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net investment income	$22	$29	$30	-24%	-3%
Net realized investment gains (losses)	(10)	3	11	n/m	-73%
Net gains (losses) on financial instruments at fair value and foreign exchange	99	56	(74)	77%	n/m
Net gains (losses) on extinguishment of debt	5	30	—	-83%	n/m
Fees and reimbursements	51	55	56	-7%	-2%
Other net realized gains (losses)	—	(7)	—	-100%	n/m

Total revenues	167	166	23	1%	n/m

Operating	58	74	72	-22%	3%
Interest	76	75	84	1%	-11%

Total expenses	134	149	156	-10%	-4%

Income (loss) from continuing operations before income taxes	$33	$17	$(133)	94%	-113%

n/m—Percent change not meaningful.

NET REALIZED INVESTMENT GAINS (LOSSES) Net realized investment losses in 2022 compared with gains in 2021 was primarily due to losses from the sales of securities from the ongoing management of our corporate investment portfolio.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Net gains (losses) on financial instruments at fair value and foreign exchange were primarily driven by changes in market values on interest rate swaps and investments and changes in the revaluation of euro-denominated liabilities.

2022 includes fair value net gains of $89 million on interest rate swaps compared with fair value net gains of $36 million on these swaps for 2021. This increase in net gains is due to the impact of larger increases in interest

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

rates in 2022 on swaps for which we receive floating rates. Fair value losses on investments was $11 million for 2022 compared with gains of $6 million for 2021. 2022 also includes foreign currency gains of $16 million on euro-denominated liabilities compared with foreign currency gains of $26 million on these liabilities for 2021. This decline was due to a smaller increase in the strength of the U.S. dollar against the euro in 2022 compared with 2021.

NET GAINS (LOSSES) ON EXTINGUISHMENT OF DEBT Net gains (losses) on extinguishment of debt for all periods include gains from purchases, at discounts, of MTNs issued by the Company.

OTHER NET REALIZED GAINS (LOSSES) Other net realized losses for 2021 related to settling litigation disputes.

OPERATING EXPENSE Operating expense decreased for 2022 compared with 2021 primarily due to a decrease in compensation expense related to the Company’s deferred compensation plan.

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

MBIA Corp. insures sovereign-related and sub-sovereign bonds, privately issued bonds used for the financing of utilities, toll roads, bridges, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from cash flows generated by a specified pool of assets, such as residential and commercial mortgages, structured settlements, consumer loans, and corporate loans and bonds. MBIA Insurance Corporation insures the investment agreements written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would be required to make such payments under its insurance policies. MBIA Insurance Corporation also insures debt obligations of GFL and obligations under certain types of derivative contracts. MBIA Insurance Corporation provides 100% reinsurance to its subsidiary, MBIA Mexico S.A. de C.V. (“MBIA Mexico”). As of December 31, 2022, MBIA Corp.’s total insured gross par outstanding was $3.4 billion. In addition, MBIA Corp. consolidates insured transactions as VIEs if it determines it is the primary beneficiary, and deconsolidates such VIEs when it is no longer the primary beneficiary.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our international and structured finance insurance segment results for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,			Percent Change
In millions	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net premiums earned	$11	$32	$24	-66%	33%
Net investment income	17	6	5	n/m	20%
Net realized investment gains (losses)	(1)	—	—	n/m	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(7)	(14)	(8)	-50%	75%
Fees and reimbursements	14	17	12	-18%	42%
Other net realized gains (losses)	7	1	1	n/m	—%
Revenues of consolidated VIEs:
Net investment income	—	—	18	n/m	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	(14)	(8)	108	75%	-107%
Other net realized gains (losses)	19	(15)	37	n/m	-141%

Total revenues	46	19	197	142%	-90%

Losses and loss adjustment	(105)	123	367	n/m	-66%
Amortization of deferred acquisition costs	12	13	16	-8%	-19%
Operating	22	24	27	-8%	-11%
Interest	127	109	116	17%	-6%
Expenses of consolidated VIEs:
Operating	8	6	5	33%	20%
Interest	3	26	57	-88%	-54%

Total expenses	67	301	588	-78%	-49%

Income (loss) from continuing operations before income taxes	$(21)	$(282)	$(391)	-93%	-28%

n/m—Percent change not meaningful.

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Certain premiums are eliminated in our consolidated financial statements as a result of the Company consolidating VIEs.

The following table provides net premiums earned from our financial guarantee contracts for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,			Percent Change
In millions	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net premiums earned:
Non-U.S.	$9	$29	$18	-69%	61%
U.S.	2	3	6	-33%	-50%

Total net premiums earned	$11	$32	$24	-66%	33%

VIEs (eliminated in consolidation)	$—	$3	$(7)	-100%	-143%

Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. The decrease in net premiums earned for 2022 compared with 2021 was due to the acceleration of premium earnings related to the termination of an international public finance insurance policy during the third quarter of 2021. Net premiums earned will continue to decrease over time due to the maturity or termination of insurance contracts with no new business written.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET INVESTMENT INCOME The increase in net investment income for 2022 compared with 2021 was primarily due to higher yields on investment assets in 2022.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses in 2022 and 2021 were primarily driven by foreign exchange losses on the revaluation of non-U.S. dollar insurance balances. The favorable change for 2022 compared with 2021 was primarily due to fair value net gains on investments in 2022.

REVENUES OF CONSOLIDATED VIEs The favorable change for 2022 compared with 2021 was principally due to a gain in 2022 from a litigation settlement by a litigation trust that we consolidated as a VIE and the reclassification of credit risk losses from AOCI to earnings in 2021 from the deconsolidation of VIEs.

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

For 2022, the losses and LAE benefit primarily related to an increase in risk free rates during 2022 which resulted in the value of expected future payments, net of future recoveries to decline, primarily on our first-lien RMBS portfolio and an increase in expected salvage collections from insured CDOs.

For 2021, losses and LAE incurred primarily related to a decrease in expected salvage collections from insured CDOs, partially offset by an increase in risk free rates during 2021, which caused the value of expected future payments, net of future recoveries to decline, primarily on our first-lien RMBS portfolio.

As a result of the consolidation of VIEs, loss and LAE excludes losses and LAE benefits of $9 million and $21 million for 2022 and 2021, respectively, as VIE losses and LAE activity is eliminated in consolidation.

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and loss and LAE reserves as of December 31, 2022 and December 31, 2021.

	December 31,	December 31,	Percent
In millions	2022	2021	Change
Assets:
Insurance loss recoverable	$30	$242	-88%
Reinsurance recoverable on paid and unpaid losses (1)	4	5	-20%
Liabilities:
Loss and LAE reserves	285	469	-39%

Net reserve (salvage)	$251	$222	13%

(1)—Reported within “Other assets” on our consolidated balance sheets.

The insurance loss recoverable primarily relates to reimbursement rights arising from the payment of claims on MBIA Corp.’s policies insuring certain CDOs and RMBS. Such payments also entitle MBIA Corp. to exercise certain rights and remedies to seek recovery of its reimbursement entitlements. The insurance loss recoverable decreased from 2021 primarily due to the distribution of the remaining collateral in the Zohar CDOs to MBIA Corp. As a result of this distribution, the insurance loss recoverable was replaced with the fair values of MBIA Corp.’s interests in entities comprising the collateral. These interests are now reported within various other asset and liability financial statement lines based on the nature of and the Company’s accounting policy for each interest, including within assets held for sale and liabilities held for sale classified as discontinued operations. Also contributing to the decline in the insurance loss recoverable was a decrease in RMBS recoveries due to an increase in risk-free interest rates used to discount future recoveries of paid claims, which lowered the present value of recoveries in 2022.

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

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the years ended December 31, 2022, 2021 and 2020 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Gross expenses	$22	$25	$28	-12%	-11%

Amortization of deferred acquisition costs	$12	$13	$16	-8%	-19%
Operating	22	24	27	-8%	-11%

Total insurance expenses	$34	$37	$43	-8%	-14%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. We did not defer a material amount of policy acquisition costs during 2022 or 2021 as no new business was written. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

INTEREST EXPENSE Interest expense relates to MBIA Corp.’s surplus notes which are indexed to the London Interbank Offered Rate (”LIBOR”). The increase in interest expense for 2022 compared with 2021 is due to an increase in LIBOR during 2022.

INTEREST EXPENSE OF CONSOLIDATED VIEs Interest expense of consolidated VIEs decreased for 2022 compared with 2021 primarily due to the repayment of the outstanding insured senior notes of MBIA Corp.’s financing facility between MZ Funding and certain purchasers in 2021 and of the subordinated notes between MZ Funding and MBIA Inc. in April of 2022 (“Refinanced Facility”).

International and Structured Finance Insurance Portfolio Exposures

Credit Quality

The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of December 31, 2022 and December 31, 2021, 30% and 26%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio. Below investment grade insurance policies primarily include our first-lien RMBS and CDO exposures.

Selected Portfolio Exposures

MBIA Corp. insures RMBS backed by residential mortgage loans, including first-lien alternative A-paper and subprime mortgage loans directly through RMBS securitizations. As of December 31, 2022 and December 31, 2021, MBIA Corp. had $802 million and $979 million, respectively, of first-lien RMBS gross par outstanding. These amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs and includes international exposure of $149 million and $238 million, as of December 31, 2022 and December 31, 2021, respectively.

In addition, as of December 31, 2022 and December 31, 2021, MBIA Corp. insured $201 million and $231 million, respectively, of CDOs and related instruments.

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

U.S. Public Finance and International and Structured Finance Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. Currently, we do not intend to use reinsurance to decrease the insured exposure in our portfolio. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements included in this Form 10-K for a further discussion about reinsurance agreements.

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

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the years ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,			Percent Change
In millions	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(418)	$511	$(390)	n/m	n/m
Investing activities	623	(61)	1,738	n/m	-104%
Financing activities	(285)	(457)	(1,265)	-38%	-64%
Effect of exchange rate changes on cash and cash equivalents	(2)	—	1	n/m	-100%
Cash and cash equivalents—beginning of year	160	167	83	-4%	101%

Cash and cash equivalents—end of year	$78	$160	$167	-51%	-4%

n/m—Percent change not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Operating activities

Net cash provided by operating activities decreased for 2022 compared with 2021 primarily due to an increase of $765 million of losses and LAE paid in 2022 compared with 2021. This increase in losses and LAE paid was primarily due to the acceleration and commutation payments in connection with the GO and HTA PSAs. In addition, in 2021, we received proceeds of $600 million from loan repurchase commitments as a result of the settlement of the Credit Suisse litigation. These decreases in net cash provided by operating activities were partially offset by an increase in proceeds from recoveries and reinsurance of $412 million, primarily from the sale of certain PREPA bankruptcy claims and in connection with the GO and HTA PSAs, during 2022.

Investing activities

Net cash provided by investing activities increased for 2022 compared with 2021 primarily due to an increase of $503 million from the sale of AFS investments in 2022, which, to a large extent, was used to make the GO and HTA acceleration and termination payments.

Financing activities

Net cash used by financing activities decreased for 2022 compared with 2021 primarily due to a decrease of $234 million in principal paydowns of VIE debt primarily as a result of the repayment of the Refinanced Facility in 2021.

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

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of December 31, 2022, the weighted average credit quality rating of the Company’s AFS fixed-maturity investment portfolio, excluding short-term investments, was Aa and 92% of the investments were investment grade.

The fair values of securities in the Company’s AFS fixed-maturity investment portfolio are sensitive to changes in interest rates. Decreases in interest rates generally result in increases in the fair values of fixed-maturity securities and increases in interest rates generally result in decreases in the fair values of fixed-maturity securities.

As of December 31, 2022 and 2021, the Company had $233 million of unrealized losses and $139 million of unrealized gains, respectively, net of deferred taxes related to its investment portfolio recorded in accumulated other comprehensive income within equity. The unrealized losses during 2022 resulted from higher interest rates and wider credit spreads.

Refer to “Note 2: Significant Accounting Policies,” and “Note 8: Investments” in the Notes to Consolidated Financial Statements for further information about our accounting policies and investments.

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by National and MBIA Corp. (“Company-Insured Investments”). When purchasing Insured Investments, the Company’s third-party portfolio manager independently assesses the underlying credit quality, structure and liquidity of each investment, in addition to the

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

creditworthiness of the insurer. Insured Investments are diverse by sector, issuer and size of holding. The third-party portfolio manager assigns underlying ratings to Insured Investments without giving effect to financial guarantees based on underlying ratings assigned by Moody’s, or S&P when a rating is not published by Moody’s. When a Moody’s or S&P underlying rating is not available, the underlying rating is based on the portfolio manager’s best estimate of the rating of such investment. If the Company determines that declines in the fair values of third-party Insured Investments are related to credit loss, the Company will establish an allowance for credit losses and recognize the credit component through earnings.

As of December 31, 2022, Insured Investments at fair value represented $198 million or 7% of consolidated investments, of which $173 million or 6% of consolidated investments were Company-Insured Investments. As of December 31, 2022, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the below investment grade range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of December 31, 2022, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 6% of the total consolidated investment portfolio.

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

As of December 31, 2022 and December 31, 2021, National held cash and investments of $2.1 billion and $2.0 billion, respectively, of which $230 million and $199 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.

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

As of December 31, 2022 and December 31, 2021, the liquidity positions of MBIA Inc. were $230 million and $239 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.

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

As of December 31, 2022 and December 31, 2021, MBIA Corp. held cash and investments of $386 million and $544 million, respectively, of which $41 million and $310 million, respectively, were cash and cash equivalents or

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

liquid investments comprised of money market funds and municipal, U.S. Treasury and corporate bonds that were immediately available to MBIA Insurance Corporation.

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

During the second quarter of 2022, MBIA Corp. repaid in full the outstanding amount of the subordinated notes between MZ Funding and MBIA Inc. of the Refinanced Facility. These subordinated notes and the related interest were eliminated in our consolidated financial statements.

Advances Agreement

MBIA Inc., National, MBIA Insurance Corporation and certain other affiliates are party to an intercompany advances agreement (the “MBIA Advances Agreement”). The MBIA Advances Agreement permits National to make advances to MBIA Inc. and other MBIA group companies that are party to the agreement at a rate per annum equal to LIBOR plus 0.25%. The agreement also permits other affiliates to make advances to National or MBIA Insurance Corporation at a rate per annum equal to LIBOR minus 0.10%. Advances by National cannot exceed 3% of its net admitted assets as of the last quarter end. As of December 31, 2022 and 2021, there were no amounts drawn under the agreement.

Contractual Obligations

The following table summarizes the Company’s future estimated cash payments relating to contractual obligations as of December 31, 2022. Estimating these payments requires management to make estimates and assumptions regarding these obligations. The estimates and assumptions used by management are described below. Since these estimates and assumptions are subjective, actual payments in future periods may vary from those reported in the following table. Refer to the Notes to the Consolidated Financial Statements for additional information about these contractual obligations, including “Note 6: Loss and Loss Adjustment Expense Reserves” and “Note 13: Insurance in Force” for additional information about our insurance claim obligations and exposures under our insurance contracts.

In millions	Total	Due Within 1 Year
U.S. public finance insurance segment:
Gross insurance claim obligations(1)	$821	$137
Lease liability	23	3
Corporate segment:
Long-term debt	373	18
Investment agreements	311	25
Medium-term notes	730	18
International and structured finance insurance segment:
Gross insurance claim obligations(1)	828	96
Surplus notes	3,598	1,325

Total	$6,684	$1,622

(1)—Amounts exclude any recoveries the Company expects to receive related to these estimated payments or to prior paid claims.

Gross insurance claim obligations represent the future value of probability-weighted payments the Company’s insurance companies expect to make (before reinsurance and the consolidation of VIEs) under insurance policies

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

for which the Company has recorded loss reserves. Certain probability-weighted payments incorporate commutation and/or acceleration of specific exposures and, therefore, expected payments may differ from those the Company is contractually obligated to make. Also, these amounts exclude any recoveries National or MBIA Corp. expect to receive related to these estimated payments or to claims paid in prior periods. For certain of our estimated future payments, the amount of recoveries expected to be received in the future will offset some or all of the payments.

Estimated potential insurance claim payments for obligations issued by VIEs consolidated in our international and structured finance insurance segment are included within “Gross insurance claim obligations” in the preceding table. Obligations of these VIEs are collateralized by assets held by the VIEs, and investors in such obligations do not have recourse to the general credit of MBIA. As of December 31, 2022, VIE notes issued by issuer-sponsored consolidated VIEs totaled $172 million and are not considered contractual obligations of MBIA beyond MBIA’s insurance claim obligation. The Company’s involvement with VIEs is continually reassessed as required by consolidation guidance, and may result in consolidation or deconsolidation of VIEs in future periods. As the Company consolidates and deconsolidates VIEs, the amount of VIE debt obligations recorded on its balance sheet may change significantly.

Long-term debt, investment agreements, MTNs and surplus notes include principal and interest and exclude premiums or discounts. Liabilities issued at discounts reflect principal due at maturity. Interest payments on floating rate obligations are estimated using applicable forward rates. Principal and interest on callable obligations or obligations that allow investors to withdraw funds prior to legal maturity are based on the expected call or withdrawal dates of such obligations. Liabilities denominated in foreign currencies are presented in U.S. dollars using applicable exchange rates as of December 31, 2022. Principal payments under investment agreements are based on contractual maturity and exclude puttable options. All other principal payments are based on contractual maturity dates. Refer to “Note 10: Debt” in the Notes to Consolidated Financial Statements for information about MBIA Inc.’s debt obligations.

Included in the international and structured finance insurance segment’s surplus notes due within one year is $1.2 billion of unpaid interest related to 2013 through 2022 interest payments for which MBIA Insurance Corporation’s requests for approval to pay was not approved by the NYSDFS. This deferred interest payment will be due on the first business day on or after which MBIA Insurance Corporation obtains approval to make such payment from NYSDFS. No interest will accrue on the deferred interest. There can be no assurance that the NYSDFS will approve any subsequent payments, or that it will approve any payment by its scheduled interest payment date. Refer to “MBIA Insurance Corporation – Capital and surplus” section below for additional information on MBIA Insurance Corporation’s surplus notes and statutory capital.

Capital Resources

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes and surplus notes issued by MBIA Corp. Total capital resources were $0.3 billion and $0.9 billion as of December 31, 2022 and 2021, respectively.

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

National – Statutory Capital and Surplus

National had statutory capital of $1.9 billion as of December 31, 2022 compared with $2.0 billion as of December 31, 2021. As of December 31, 2022, National’s unassigned surplus was $955 million. For the year ended December 31, 2022, National had statutory net income of $75 million. Refer to the “National—Claims-Paying Resources (Statutory Basis)” section below for additional information on National’s statutory capital.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. As of December 31, 2022, National was in compliance with its aggregate risk limits under New York Insurance Law (“NYIL”), but was not in compliance with certain of its single risk limits. Since National does not comply with certain of its single risk limits, the NYSDFS could prevent National from transacting any new financial guarantee insurance business.

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

National had positive earned surplus as of December 31, 2022 from which it may pay dividends, subject to the limitations described above. During 2022 and 2021, National declared and paid a dividend of $72 million and $60 million, respectively, to its ultimate parent, MBIA Inc. We expect the as-of-right declared and paid dividend amounts from National to be limited to prior year adjusted net investment income for the foreseeable future.

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

National’s CPR and components thereto, as of December 31, 2022 and December 31, 2021 are presented in the following table:

In millions	As of December 31, 2022	As of December 31, 2021
Policyholders’ surplus	$1,545	$1,569
Contingency reserves	379	402

Statutory capital	1,924	1,971
Unearned premiums	262	311
Present value of installment premiums(1)	110	121

Premium resources(2)	372	432
Net loss and LAE reserves(1)	(140)	(386)
Salvage reserves on paid claims(1)	288	944

Gross loss and LAE reserves	148	558

Total claims-paying resources	$2,444	$2,961

(1)—Calculated using a discount rate of 4.29% and 3.65% as of December 31, 2022 and 2021, respectively.

(2)—Includes financial guarantee and insured derivative related premiums.

MBIA Insurance Corporation – Statutory Capital and Surplus

MBIA Insurance Corporation had statutory capital of $169 million as of December 31, 2022 compared with $134 million as of December 31, 2021. As of December 31, 2022, MBIA Insurance Corporation’s negative unassigned surplus was $1.9 billion. For the year ended December 31, 2022, MBIA Insurance Corporation had statutory net income of $46 million. Refer to the “MBIA Insurance Corporation—Claims-Paying Resources (Statutory Basis)” section below for additional information on MBIA Insurance Corporation’s statutory capital.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. In addition, under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of December 31, 2022, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of December 31, 2022, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. Since MBIA Insurance Corporation does not comply with its single risk limits, the NYSDFS could prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business.

MBIA Insurance Corporation is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. Pursuant to a non-disapproval by the NYSDFS, and in accordance with NYIL, MBIA Insurance Corporation released to surplus $32 million of excessive contingency reserves during 2022. In accordance with this contingency reserve release, MBIA Corp. will maintain a fixed $5 million of contingency reserves.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of January 15, 2023, the most recent scheduled interest payment date, there was $1.2 billion of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of December 31, 2022, MBIA Insurance Corporation had “free and divisible surplus” of $146 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

MBIA Corp.’s CPR and components thereto, as of December 31, 2022 and December 31, 2021 are presented in the following table:

	As of December 31,	As of December 31,
In millions	2022	2021
Policyholders’ surplus	$164	$97
Contingency reserves	5	37

Statutory capital	169	134
Unearned premiums	36	46
Present value of installment premiums(1)	34	48

Premium resources(2)	70	94
Net loss and LAE reserves(1)	35	266
Salvage reserves on paid claims(1) (3)	395	231

Gross loss and LAE reserves	430	497

Total claims-paying resources	$669	$725

(1)—Calculated using a discount rate of 5.53% and 4.99% as of December 31, 2022 and 2021, respectively.

(2)—Includes financial guarantee and insured derivative related premiums.

(3)—This amount primarily consists of expected recoveries related to the payment of claims on insured CDOs and RMBS. In addition, the 2022 balance includes salvage related to a permitted practice granted by NYSDFS.

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

We take into account a number of variables in establishing specific case basis reserves for individual policies that depend primarily on the nature of the underlying insured obligation. These variables include the nature and creditworthiness of the issuers of the insured obligations, expected recovery rates on unsecured obligations, the projected cash flow or market value of any assets pledged as collateral on secured obligations, and the expected rates of recovery, cash flow or market values on such obligations or other expected consideration. Factors that may affect the actual ultimate realized losses for any policy include economic conditions and trends, political developments, levels of interest rates, borrower behavior, the default rate and salvage values of specific collateral or other expected consideration, and our ability to enforce contractual rights through litigation and otherwise. Also, any adverse developments on macroeconomic factors could result in new or additional losses on insured obligations. Our remediation strategy for an insured obligation that has defaulted or is expected to default may also have an impact on our loss reserves.

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

Instruments that trade infrequently and, therefore, have little or no price transparency are classified within Level 3 of the fair value hierarchy. Also included in Level 3 are financial instruments that have significant unobservable inputs deemed significant to the instrument’s overall fair value. Level 3 assets represented approximately 7% and 3% of total assets measured at fair value on a recurring basis as of December 31, 2022 and 2021, respectively. Level 3 liabilities represented approximately 82% and 75% of total liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021, respectively.

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

Interbank Offered Rates Transition

In July 2017, the U.K. Financial Conduct Authority announced that after 2021, it will no longer persuade or require banks to submit rates for LIBOR. Subsequently, on November 30, 2020, ICE Benchmark Administration, the administrator for LIBOR, announced plans to cease publication (i) immediately after December 31, 2021 of one week and two month USD LIBOR settings and (ii) immediately following the LIBOR publication on June 30, 2023 of the remaining USD LIBOR settings i.e., overnight and one, three, six and twelve month settings. On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was enacted to establish a clear and uniform process for replacing LIBOR in existing contracts and preclude litigation, among other things. As a general matter, the LIBOR Act provides that on the first London banking day after June 30, 2023, a benchmark replacement recommended by the Board of Governors of the Federal Reserve System (the “Board”) will automatically replace the USD LIBOR benchmark in existing contracts that (after disregarding certain types of fallback provisions invalidated by the LIBOR Act) contain no LIBOR fallback provisions or contain LIBOR fallback provisions that identify neither a benchmark replacement nor a person with authority to determine a benchmark replacement. The Board-recommended benchmark replacement will be based on the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York, including any recommended spread adjustment and benchmark replacement conforming changes. Pursuant to the LIBOR Act and the regulations, the Board has identified (i) the one-, three, six-, or 12-month CME Term SOFR plus (ii) the applicable tenor spread adjustment specified in the LIBOR Act, as the board selected benchmark replacement for references to the corresponding one-, three-, six-, and 12-month LIBOR in contracts governing a cash transaction that is not a consumer loan, an FHFA-regulated-entity contract or a FFELP ABS, as referenced in the LIBOR Regulations.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (continued)

These announcements, among other developments, about the discontinuance of LIBOR as a benchmark rate may adversely affect the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to LIBOR. Furthermore, there can be no assurance that we and other market participants will be adequately prepared for the discontinuation of LIBOR which could have an unpredictable impact on contractual mechanics that could also produce an adverse economic impact.

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

INTEREST RATE SENSITIVITY

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2022 from instantaneous shifts in interest rates:

	Change in Interest Rates
In millions	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
Estimated change in fair value	$260	$154	$69	$(56)	$(102)	$(139)

FOREIGN EXCHANGE RATE SENSITIVITY

The Company is exposed to foreign exchange rate risk in respect of liabilities denominated in currencies other than U.S. dollars. Certain liabilities included in our corporate segment are denominated in currencies other than U.S. dollars. The majority of the Company’s foreign exchange rate risks is with the Euro. Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2022 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(17)	$(9)	$9	$17

CREDIT SPREAD SENSITIVITY

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2022 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio:

	Change in Credit Spreads
In millions	50 Basis Point Decrease	50 Basis Point Increase	200 Basis Point Increase
Estimated change in fair value	$71	$(65)	$(222)

Item 8. Financial Statements
MBIA INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of MBIA Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MBIA Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).
We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in
Internal Control - Integrated Framework
(2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021
,
the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in
Internal Control - Integrated Framework
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
Certain Loss and Loss Adjustment Expense (LAE) Reserves and Insurance Loss Recoverable - U.S. Public Finance Insurance
As described in Notes 1, 2 and 6 to the consolidated financial statements, management recognizes loss reserves on a contract-by-contract
basis when the present value of probability-weighted expected net cash outflows to be paid under the contract discounted using a risk-free rate as of the measurement date exceeds the unearned premium revenue. In addition, management recognizes potential recoveries on paid claims based on probability-weighted cash inflows present valued at applicable risk-free rates as of the measurement date. Management estimates the likelihood of possible claim payments and possible recoveries using probability-weighted expected cash flows based on information available as of the measurement date, including market information. As of December 31, 2022, for U.S. Public Finance Insurance, the loss and LAE reserves were $154 million and the insurance loss recoverable was $107 million, both of which primarily relate to insured debt obligations of Puerto Rico. In formulating loss reserves and recoveries for its Puerto Rico exposures, estimates in management’s probability-weighted scenarios include assumptions related to the nature, value, and timing of net cash flows considering the following: environmental, economic, and political developments on the island; litigation and ongoing discussions with creditors and obligors on the Title III proceedings; contractual debt service payments; any existing settlement agreements or proposals and deviations from these proposals; the remediation strategy for insured obligations that have defaulted or are expected to default; and values of other obligations of the issuer.
The principal considerations for our determination that performing procedures relating to certain loss and LAE reserves and insurance loss recoverable for U.S. Public Finance Insurance is a critical audit matter are (i) the significant judgment by management in developing the estimates for the loss and LAE reserves and insurance loss recoverable, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s aforementioned assumptions used in the cash flow models, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the development of the estimates for the certain loss and LAE reserves and insurance loss recoverable for U.S. Public Finance Insurance, including controls over the cash flow models and the development of significant assumptions. These procedures also included, among others, (i) testing management’s process for developing the estimates for the loss and LAE reserves and insurance loss recoverable for U.S. Public Financial Insurance, (ii) evaluating the appropriateness of management’s cash flow models, (iii) testing the completeness and accuracy of data provided by management and used in management’s models, and (iv) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of the aforementioned assumptions used in certain of management’s cash flow models.
/s/ PricewaterhouseCoopers
New York, New York
February 28, 2023
We have served as the Company’s auditor since at least 1986. We have not been able to determine the specific year we began serving as auditor of the Company.

5
6

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $2,044 and $2,016)	$1,812	$2,157
Investments carried at fair value	511	258
Investments pledged as collateral, at fair value (amortized cost $- and $4)	—	4
Short-term investments, at fair value (amortized cost $353 and $374)	353	374

Total investments	2,676	2,793
Cash and cash equivalents	50	151
Premiums receivable (net of allowance for credit losses $- and $5)	160	178
Deferred acquisition costs	35	42
Insurance loss recoverable	137	1,296
Assets held for sale	80	—
Other assets	73	67
Assets of consolidated variable interest entities:
Cash	16	9
Investments carried at fair value	47	60
Loans receivable at fair value	78	77
Other assets	23	23

Total assets	$3,375	$4,696

Liabilities and Equity
Liabilities:
Unearned premium revenue	$266	$322
Loss and loss adjustment expense reserves	439	894
Long-term debt	2,428	2,331
Medium-term notes (includes financial instruments carried at fair value of $41 and $98)	501	590
Investment agreements	233	274
Derivative liabilities	49	131
Liabilities held for sale	61	—
Other liabilities	94	163
Liabilities of consolidated variable interest entities:
Variable interest entity debt (includes financial instruments carried at fair value of $172 and $291)	174	291
Derivative liabilities	6	—

Total liabilities	4,251	4,996

Commitments and contingencies (Refer to Note 19)
Equity:
Preferred stock, par value $1 per share; authorized shares -- 10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares -- 400,000,000; issued shares -- 283,186,115 and 283,186,115	283	283
Additional paid-in capital	2,925	2,931
Retained earnings (deficit)	(653)	(458)
Accumulated other comprehensive income (loss), net of tax of $8 and $8	(283)	100
Treasury stock, at cost -- 228,333,444 and 228,630,003 shares	(3,154)	(3,169)

Total shareholders’ equity of MBIA Inc.	(882)	(313)
Preferred stock of subsidiary and noncontrolling interest held for sale	6	13

Total equity	(876)	(300)

Total liabilities and equity	$3,375	$4,696

The accompanying notes are an integral part of the consolidated financial statements.

5
7

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions except share and per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Premiums earned:
Scheduled premiums earned	$39	$64	$59
Refunding premiums earned	14	10	14

Premiums earned (net of ceded premiums of $1, $16 and $5)	53	74	73
Net investment income	95	62	76
Net realized investment gains (losses)	(41)	5	48
Net gains (losses) on financial instruments at fair value and foreign exchange	45	40	(80)
Net gains (losses) on extinguishment of debt	4	30	—
Fees and reimbursements	5	7	2
Other net realized gains (losses)	(12)	(6)	—
Revenues of consolidated variable interest entities:
Net investment income	—	—	18
Net gains (losses) on financial instruments at fair value and foreign exchange	(14)	(8)	108
Other net realized gains (losses)	19	(15)	37

Total revenues	154	189	282
Expenses:
Losses and loss adjustment	38	350	530
Amortization of deferred acquisition costs	8	6	10
Operating	68	91	87
Interest	179	163	178
Expenses of consolidated variable interest entities:
Operating	8	6	5
Interest	1	18	50

Total expenses	302	634	860

Income (loss) from continuing operations before income taxes	(148)	(445)	(578)
Provision (benefit) for income taxes	1	—	—

Income (loss) from continuing operations	(149)	(445)	(578)
Income (loss) from discontinued operations, net of income taxes	(54)	—	—

Net income (loss)	(203)	(445)	(578)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	(8)	—	—
Net income (loss) attributable to MBIA Inc.	$(195)	$(445)	$(578)

Net income (loss) per common share attributable to MBIA Inc.—basic and diluted
Continuing operations	$(3.00)	$(8.99)	$(9.78)
Discontinued operations	(0.92)	—	—

Net income (loss) per common share attributable to MBIA Inc.—basic and diluted	$(3.92)	$(8.99)	$(9.78)

Weighted average number of common shares outstanding:
Basic	49,803,739	49,472,281	59,071,843
Diluted	49,803,739	49,472,281	59,071,843
The accompanying notes are an integral part of the consolidated financial statements.

5
8

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended December 31,
	2022	2021	2020
Net income (loss) attributable to MBIA Inc.	$(195)	$(445)	$(578)
Other comprehensive income (loss):
Available-for-sale securities with no credit losses:
Unrealized gains (losses) arising during the period	(362)	(26)	83
Reclassification adjustments for (gains) losses included in net income (loss)	(10)	(12)	(19)
Foreign currency translation:
Foreign currency translation gains (losses)	2	4	(3)
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	(31)	(17)	50
Reclassification adjustments for (gains) losses included in net income (loss)	18	36	6

Total other comprehensive income (loss)	(383)	(15)	117

Comprehensive income (loss) attributable to MBIA Inc.	$(578)	$(460)	$(461)

The accompanying notes are an integral part of the consolidated financial statements.

5
9

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2022, 2021 and 2020
(In millions except share amounts)

	2022	2021	2020
Common shares
Balance at beginning of year	283,186,115	283,186,115	283,433,401
Common shares issued (cancelled), net	—	—	(247,286)

Balance at end of year	283,186,115	283,186,115	283,186,115
Common stock amount
Balance at beginning and end of year	$283	$283	$283
Additional paid-in capital
Balance at beginning of year	$2,931	$2,962	$2,999
Share-based compensation	(6)	(31)	(37)

Balance at end of year	$2,925	$2,931	$2,962
Retained earnings (deficit)
Balance at beginning of year	$(458)	$(13)	$607
ASU 2016-13 transition adjustment	—	—	(42)
Net income (loss) attributable to MBIA Inc.	(195)	(445)	(578)

Balance at end of year	$(653)	$(458)	$(13)
Accumulated other comprehensive income (loss)
Balance at beginning of year	$100	$115	$(2)
Other comprehensive income (loss)	(383)	(15)	117

Balance at end of year	$(283)	$100	$115
Treasury shares
Balance at beginning of year	(228,630,003)	(229,508,967)	(204,000,108)
Treasury shares acquired under share repurchase program	—	—	(26,430,768)
Share-based compensation	296,559	878,964	921,909

Balance at end of year	(228,333,444)	(228,630,003)	(229,508,967)
Treasury stock amount
Balance at beginning of year	$(3,169)	$(3,211)	$(3,061)
Treasury shares acquired under share repurchase program	—	—	(198)
Share-based compensation	15	42	48

Balance at end of year	$(3,154)	$(3,169)	$(3,211)
Total shareholders’ equity of MBIA Inc.
Balance at beginning of year	$(313)	$136	$826
Period change	(569)	(449)	(690)

Balance at end of year	$(882)	$(313)	$136

Preferred stock of subsidiary shares
Balance at beginning and end of year	1,315	1,315	1,315
Preferred stock of subsidiary amount
Balance at beginning of year	$13	$13	$13
Period change	(7)	—	—

Balance at end of year	6	13	13

Total equity	$(876)	$(300)	$149

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Premiums, fees and reimbursements received	$25	$44	$28
Investment income received	92	77	118
Proceeds from litigation settlement	18	—	—
Financial guarantee losses and loss adjustment expenses paid	(1,108)	(343)	(475)
Proceeds from recoveries and reinsurance, net of salvage paid to reinsurers	694	282	84
Proceeds from loan repurchase commitments	—	600	—
Operating expenses paid and other operating	(97)	(88)	(74)
Interest paid, net of interest converted to principal	(43)	(61)	(84)
Income taxes (paid) received	(1)	—	13
Cash provided by discontinued operations	2	—	—

Net cash provided (used) by operating activities	(418)	511	(390)

Cash flows from investing activities:
Purchases of available-for-sale investments	(1,009)	(1,163)	(1,133)
Sales of available-for-sale investments	1,100	597	1,095
Paydowns and maturities of available-for-sale investments	411	626	724
Purchases of investments at fair value	(148)	(206)	(179)
Sales, paydowns and maturities of investments at fair value	228	174	198
Sales, paydowns and maturities (purchases) of short-term investments, net	31	(99)	143
Sales, paydowns and maturities of held-to-maturity investments	—	—	890
Paydowns and maturities of loans receivable and other instruments at fair value	8	77	16
Consolidation of variable interest entities	2	—	—
(Payments) proceeds for derivative settlements	(10)	(66)	(16)
Capital expenditures	—	(1)	—
Proceeds from receipt of discontinued operations	10	—	—

Net cash provided (used) by investing activities	623	(61)	1,738

Cash flows from financing activities:
Proceeds from investment agreements	8	2	12
Principal paydowns of investment agreements	(54)	(2)	(48)
Principal paydowns of medium-term notes	(74)	(81)	—
Proceeds from variable interest debt	2	—	—
Principal paydowns of variable interest entity deb t	(135)	(369)	(914)
Principal paydowns of long-term debt	(29)	(6)	(115)
Purchases of treasury stock	(3)	(1)	(200)

Net cash provided (used) by financing activities	(285)	(457)	(1,265)

Effect of exchange rate changes on cash and cash equivalents	(2)	—	1
Net increase (decrease) in cash and cash equivalents	(82)	(7)	84
Cash and cash equivalents—beginning of year	160	167	83

Cash and cash equivalents—end of year	$78	$160	$167

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(203)	$(445)	$(578)
Income (loss) from discontinued operations, net of income taxes	(54)	—	—

Income (loss) from continuing operations	(149)	(445)	(578)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities:
Premiums receivable	32	31	29
Deferred acquisition costs	7	8	10
Accrued investment income	(3)	—	6
Unearned premium revenue	(56)	(83)	(77)
Loss and loss adjustment expense reserves	(468)	(102)	86
Insurance loss recoverable	120	381	16
Loan repurchase commitments	—	604	—
Accrued interest payable	121	107	133
Other liabilities	(43)	4	34
Net realized investment gains (losses)	41	(5)	(48)
Net (gains) losses on financial instruments at fair value and foreign exchange	(31)	(35)	(29)
Other net realized (gains) losses	(7)	21	(37)
Deferred income tax provision (benefit)	—	—	12
Other	18	25	53

Total adjustments to net income (loss)	(269)	956	188

Net cash provided (used) by operating activities	$(418)	$511	$(390)

Supplementary Disclosure of Non-Cash Consolidated Cash Flow Information:
Fixed-maturity securities held as available-for-sale, received as salvage	$582	$—	$—
Investments carried at fair value, received as salvage	$277	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

6
1

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
Business Developments
Puerto Rico
During 2022, the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $189 million. On January 1, 2023, the Puerto Rico Electric Power Authority (“PREPA”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $18 million. As of December 31, 2022, National had $1.0 billion of debt service outstanding related to Puerto Rico, of which
$945

million related to PREPA.
PREPA
On March 8, 2022, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) and PREPA terminated the restructuring support agreement. On April 8, 2022, the Court appointed a new panel of judges to commence mediation among the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), the Ad Hoc creditor group of holders of PREPA Senior Bonds, Assured, National and Syncora. The mediation initially terminated on September 16, 2022; however on September 29, 2022 the Court entered an order restarting mediation through January 31, 2023. Mediation will be further continued until April 28, 2023. On January 31, 2023, National entered into the PREPA Plan Support Agreement (“PREPA PSA”) with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. On February 9, 2023, the Oversight Board filed an amendment to PREPA’s Plan of Adjustment originally filed with the Title III Court on December 16, 2022 (the “Amended Plan”), that reflects the entry into the PREPA PSA and the settlement described therein. The PREPA PSA provides, among other things, for the consensual resolution of the treatment of claims held by National related to insured PREPA revenue bonds and the settlement of National’s participation in litigation related to such claims. The PREPA PSA provides that, upon the effective date of a plan of adjustment, National shall receive in exchange for its bond and reimbursement claims newly issued PREPA secured revenue bonds together with certain fees and expense reimbursement payments, including an interim payment subject to regulatory approval. The PREPA PSA also provides National with the potential to receive additional consideration. The PREPA PSA remains subject to a number of conditions, including (but not limited to) the Title III Court’s approval, and confirmation and effectiveness, of the Amended Plan. There is no assurance that the Amended Plan or a substantially similar plan of adjustment will ultimately be confirmed and go effective.
GO and HTA
On February 22, 2021, National agreed to join a plan support agreement, dated as of February 22, 2021 (the “GO PSA”), among the Oversight Board, certain holders of Puerto Rico Commonwealth GO (“GO”) Bonds and Puerto Rico Public Buildings Authority (“PBA”) Bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp, and Syncora Guarantee Inc. in connection with the GO and PBA Title III cases. The Commonwealth Plan of Adjustment was confirmed on January 18, 2022. The GO PSA went effective and was implemented on March 15, 2022; among other things, National received cash, including certain fees, newly issued General Obligation bonds

6
2

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

and a contingent value instrument (“CVI”) totaling approximately $1.0 billion. The CVI is intended to provide creditors with additional recoveries based on potential outperformance of Puerto Rico 5.5% Sales and Use Tax receipts based on the projections in the 2020 certified fiscal plan, subject to certain caps. Subsequent to the GO PSA implementation, National made $277 million of acceleration and commutation payments pursuant to the GO PSA. Accordingly, National’s GO and PBA gross par outstanding and debt service outstanding have been reduced to zero from approximately $380 million and $495 million, respectively.
On April 12, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board reached an agreement in principle settling certain clawback claims and providing for a distribution of cash, bonds and a CVI to Puerto Rico Highway and Transportation Authority (“HTA”) bondholders subject to completing negotiations on a plan support agreement in respect of a plan of adjustment (the “HTA PSA”). On May 5, 2021, National, Assured Guaranty Corp., Assured Guaranty Municipal Corp. and the Oversight Board entered into the HTA PSA. On May 2, 2022, the Oversight Board filed the Title III Plan of Adjustment for the Puerto Rico Highways and Transportation Authority (the “HTA Plan”), together with the Disclosure Statement and supporting documents. On June 22, 2022, the Disclosure Statement was approved by the Court. During July of 2022, National received $33 million of cash and $358 million face amount of CVI relating to HTA. The Court entered the HTA confirmation order on October 12, 2022, and the HTA Plan became effective on December 6, 2022. National received an additional
 $46 million of cash and $177
million face amount of newly issued HTA bonds. Subsequent to the HTA Plan effective date, National made
 $556 million of acceleration and commutation payments pursuant to the HTA PSA. Accordingly, National’s HTA gross par outstanding and debt service outstanding have been reduced to zero from approximately $581 million and $910 million, respectively.
Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” for a further discussion of the Company’s Puerto Rico reserves and recoveries.
Zohar CDOs
Payment of claims on MBIA Corp.’s policies insuring the
Class A-1
and
A-2
notes issued by Zohar collateralized debt obligation (“CDO”)
2003-1,
Limited (“Zohar I”) and Zohar II
2005-1,
Limited (“Zohar II”) (collectively, the “Zohar CDOs”), entitled MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. MBIA Corp. has anticipated that it would receive substantial recoveries on the loans made to, and equity interests in, companies that, until late March of 2020, were purportedly controlled and managed by the sponsor and former collateral manager of the Zohar CDOs (collectively, the “Zohar Collateral”). Since March of 2018 MBIA Corp. had been pursuing those recoveries in a Delaware bankruptcy proceeding filed by the Zohar CDOs (“Zohar Funds Bankruptcy Cases”). Pursuant to a plan of liquidation that became effective in August of 2022, all remaining Zohar Collateral was distributed to MBIA Corp. either directly or in the form of interests in certain asset recovery entities. There still remains significant uncertainty with respect to the realizable value of the remaining loans and equity interests that formerly constituted the Zohar Collateral. Further, as the monetization of these assets unfolds, and new information concerning the financial condition of the portfolio companies is disclosed, the Company will continue to revise its expectations for recoveries.
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
In addition, certain of the Zohar debtors’ litigation claims were transferred into a litigation trust that the Company consolidated as a variable interest entity (“VIE”). Refer to “Note 19: Commitments and Contingencies” for further

6
3

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

information about these litigation matters. Previous to the plan effective date, any salvage and subrogation recoveries related to the Zohar CDOs were reported within “Insurance loss recoverable” on the Company’s consolidated balance sheet. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” for a further discussion of these recoveries.
Discontinued Operations
For those portfolio companies in which the Company acquired an interest and which have met the criteria for held for sale classification in accordance with ASC 360, the Company classified these entities as held for disposition. Accordingly, the Company classified the assets and liabilities of consolidated portfolio companies and the interests in certain nonconsolidated portfolio companies as held for sale. Furthermore, as these entities met the one-year probable sale criteria on the acquisition date, and the remaining held for sale criteria within a short period following the acquisition date, these entities were classified as discontinued operations in accordance with ASC 205. As of December 31, 2022, the assets and liabilities of these entities are presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheet. Additionally, the results of operations for these entities are classified as “Income from discontinued operations, net of income taxes” on the Company’s consolidated statement of operations for the period from August 2, 2022 to December 31, 2022. Since these newly acquired entities were classified as held for sale as of the acquisition date, and recorded at their fair values, there was no gain or loss resulting from such classification. In addition, during the fourth quarter of 2022, the Company received new information related to the fair value of a portfolio company which resulted in the Company recognizing a loss of
 $54 million to adjust the disposal group to fair value less costs to sell.
The following table summarizes the components of assets and liabilities held for sale as of December 31, 2022:

In millions	As of December 31, 2022

Assets held for sale
Cash	$12
Accounts receivable	24
Goodwill	90
Other assets	8
Loss on disposal group	(54)

Total assets held for sale	$80

Liabilities held for sale
Accounts payable	$12
Debt	30
Accrued expenses and other liabilities	19

Total liabilities held for sale	$61

6
4

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

The results of operations from discontinued operations for the period from August 2, 2022 to December 31, 2022 consist of the following:

In millions
Revenues
Revenues	$58
Cost of sales	29

Total revenues from discontinued operations	29
Expenses
Operating	28
Interest	1
Loss on disposal group held for sale	54

Total expenses from discontinued operations	83

Income (loss) before income taxes from discontinued operations	(54)
Provision (benefit) for income taxes from discontinued operations	—

Net income (loss) from discontinued operations, net of income taxes	$(54)

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
National’s Insured Portfolio
National continues to monitor and remediate its existing insured portfolio and may also pursue strategic alternatives that could enhance shareholder value. Certain state and local governments and territory obligors that National insures are under financial and budgetary stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of National’s insured transactions. In particular, PREPA is currently in bankruptcy-like proceedings in the United States District Court for the District of Puerto Rico. While National has entered into an agreement to support a plan to resolve the PREPA proceeding, PREPA may continue to fail to make payments when due, which could cause National to make additional claims payments which could be material. There is no assurance the PREPA amended plan of adjustment will ultimately be confirmed and go effective. National monitors and analyzes these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain.
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
Recoveries
In addition to the recoveries on the Zohar Collateral, MBIA Corp. also projects to collect recoveries from prior claims associated with insured residential mortgage-backed securities (“RMBS”); however, the amount and timing of these collections are uncertain.

6
5

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

6
6

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
(“AFS”),
held-to-maturity
(“HTM”), or trading. AFS investments are reported in the consolidated balance sheets at fair value with non-credit
related unrealized gains and losses, net of applicable deferred income taxes, reflected in accumulated other comprehensive income (loss) (“AOCI”) in shareholders’ equity. The specific identification method is used to determine realized gains and losses on AFS securities. Investments carried at fair value consist of equity instruments and fixed-maturity investments elected under the fair value option, and fixed-maturity investments classified as trading. Short-term investments include all fixed-maturity securities held as AFS with a remaining maturity of less than one year at the date of purchase, including commercial paper and money market securities.
Investment income is recorded as earned, which includes the current period interest accruals deemed collectible. Accrued interest income is recorded as part of “Other assets” on the Company’s consolidated balance sheets. Bond discounts and premiums are amortized using the effective yield method over the remaining term of the securities and reported in “Net investment income” on the Company’s consolidated statements of operations. However, premiums on certain callable debt securities are amortized to the next call date. For MBS and asset-backed securities (“ABS”), discounts and premiums are amortized using the retrospective or prospective method.
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

6
7

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
Held For Sale Classification and Discontinued Operations
In connection with the Zohar CDOs’ plan of liquidation and the acquisition of the related interests, the Company classifies the assets and liabilities of consolidated portfolio companies and the interests in certain nonconsolidated portfolio companies as held for sale. Additionally, since these consolidated portfolio companies met the one-year probable sale criteria on acquisition, and the remaining held for sale criteria within a short period following the acquisition, these companies were classified as discontinued operations in accordance with ASC 205. As of December 31, 2022, these assets and liabilities of these companies are presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheet. Also, the results of operations for these companies are classified as “Income from discontinued operations, net of income taxes” on the Company’s consolidated statement of operations for the year ended December 31, 2022. The Company consolidated the operating results of these portfolio companies on a two-month lag to allow for a more timely preparation of the Company’s consolidated financial statements. Refer to “Note 1: Business Developments and Risks and Uncertainties” for a further information about the Company’s held for sale assets and liabilities and discontinued operations.
Derivatives
The Company generally uses interest rate derivatives to manage the risk associated with changes in interest rates on specified assets and foreign currency derivatives to manage the foreign currency risk associated with certain foreign currency-denominated assets and liabilities. The Company’s insured derivatives primarily consists of insured interest rate swaps and inflation-linked swaps related to its insured debt issuances. Derivative instruments are reported at fair value on the consolidated balance sheets as either assets or liabilities depending on the rights or obligations with gains and losses recognized in the consolidated statements of operations within “Net gains (losses) on financial instruments at fair value and foreign exchange”.
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

6
8

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

6
9

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
Long-term Debt
Long-term debt, including VIE loans payable, is carried at the principal amount outstanding plus accrued interest and net of unamortized debt issuance costs and discounts. Interest expense is accrued at the contractual interest rate. Debt issuance costs and discounts are amortized and reported as interest expense.
For long-term debt issued by consolidated VIEs in which the Company’s variable interest arises from financial guarantees written by its insurance operations, the Company has elected the fair value option on these instruments. Changes in the fair value are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations, except for the portion of the total change in fair value of financial liabilities caused by changes in the instrument-specific credit risk which is presented separately in AOCI in shareholder’s equity.
Medium-Term Notes and Investment Agreements
MTNs and investment agreements are carried at the principal amount outstanding plus accrued interest and net of unamortized discounts, or at fair value for certain MTNs with changes in fair value recorded in earnings except for the portion of unrealized gains (losses) caused by change in the instrument-specific credit risk which are recorded in AOCI. Interest expense is accrued at the contractual interest rate. Discounts are amortized and reported as interest expense.
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

7
1

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
Income Taxes
Deferred income taxes are recorded with respect to temporary differences between the tax bases of assets and liabilities and the reported amounts in the Company’s financial statements that will result in deductible or taxable amounts in future years when the reported amounts of assets and liabilities are recovered or settled. Such temporary differences relate principally to net operating losses (“NOLs”), accrued surplus note interest, foreign tax credits, loss reserve deductions, premium revenue recognition, deferred acquisition costs, and unrealized gains and losses. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. As of December 31, 2022 and 2021, the Company had a full valuation allowance on its net deferred tax asset. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates in the period in which changes are approved by the relevant authority.
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
Note 3: Recent Accounting Pronouncements
Recently Adopted Accounting Standards
During 2022, The Company did not adopt any new accounting pronouncements that had a material impact on its consolidated financial statements.

7
2

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3: Recent Accounting Pronouncements (continued)

Recent Accounting Developments
In January of 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2021-01,
“Reference Rate Reform – Scope,” which clarified the scope and application of the original guidance, ASU
2020-04,
“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” issued in March of 2020. In December of 2022, the FASB issued ASU
2022-06,
“Reference Rate Reform – Deferral of the Sunset Date of Topic 848,” which extends the sunset date to December 31, 2024. ASU
2020-04
provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or other rates that are expected to be discontinued, subject to meeting certain criteria. These ASUs were effective upon issuance, and the Company may elect to apply the amendments prospectively through December 31, 2024. The Company is evaluating the potential impact of adopting these ASUs.

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

7
3

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4: Variable Interest Entities (continued)

Consolidated VIEs
The carrying amounts of assets and liabilities of consolidated VIEs were $164 million and $178 million, respectively, as of December 31, 2022 and $169 million and $291 million, respectively, as of December 31, 2021. The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIE are present according to the design and characteristics of these entities. In 2022, the Company consolidated one VIE related to the Zohar CDOs’ emergence from bankruptcy and deconsolidated one VIE. There were no gains (losses) on the consolidation and deconsolidation of the VIEs. In 2021, the Company deconsolidated three structured finance VIEs due to the prepayment of the outstanding notes of the VIEs and recorded losses of $14 million primarily due to credit losses in AOCI that were released to earnings. Consolidation and deconsolidation gains and losses, if any, are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations.
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
Nonconsolidated VIEs
The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of December 31, 2022 and December 31, 2021. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	December 31, 2022
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$996	$75	$6	$21	$4	$277
Consumer asset-backed	164	—	—	—	1	5
Corporate asset-backed	450	—	3	7	3	—

Total global structured finance	1,610	75	9	28	8	282
Global public finance	230	—	5	—	4	—

Total insurance	$1,840	$75	$14	$28	$12	$282

7
4

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
As of December 31, 2022 and 2021, the Company had an allowance for credit losses on premium receivables of zero and $5 million, respectively. Refer to “Note 2: Significant Accounting Policies” for further information regarding the accounting related to credit losses on premium receivables.
As of December 31, 2022 and 2021, the weighted average risk-free rates used to discount future installment premiums were 2.9% and 2.8%, respectively, and the weighted average expected collection term of the premiums receivable was 8.95 years and 9.09 years, respectively. As of December 31, 2022 and 2021, reinsurance premiums payable was $4 million and $5 million, respectively, and is included in “Other liabilities” in the Company’s consolidated balance sheets. The reinsurance premiums payable is accreted and paid to reinsurers as premiums due to MBIA are accreted and collected.
The following tables present a roll forward of the Company’s premiums receivable for the years ended December 31, 2022 and 2021.

In millions			Adjustments
Premiums Receivable as of December 31, 2021	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount (1)	Other (2)	Premiums Receivable as of December 31, 2022

$ 178	$(20)	$—	$(6)	$5	$3	$160

(1)—Recorded within premiums earned on MBIA’s consolidated statement of operations.
(2)—The change primarily relates to the reversal of credit losses under Financial Instruments—Credit Losses, due to policy terminations.

In millions			Adjustments
Premiums Receivable as of December 31, 2020	Premium Payments Received	Premiums from New Business Written	Changes in Expected Term of Policies	Accretion of Premiums Receivable Discount (1)	Other (2)	Premiums Receivable as of December 31, 2021

$ 216	$(44)	$—	$7	$5	$(6)	$178

(1)—Recorded within premiums earned on MBIA’s consolidated statement of operations.
(2)—The change primarily relates to a foreign exchange loss due to the termination of an internat ion
al public finance credit.

7
5

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 5: Insurance Premiums (continued)

The following table presents the undiscounted future amount of premiums expected to be collected and the period in which those collections are expected to occur:

In millions	Expected Collection of Premiums
Three months ending:

March 31, 2023	$2
June 30, 2023	5
September 30, 2023	4
December 31, 2023	7

Twelve months ending:
December 31, 2024	17
December 31, 2025	15
December 31, 2026	13
December 31, 2027	12

Five years ending:
December 31, 2032	51
December 31, 2037	37
December 31, 2042 and thereafter	41

Total	$204

The following table presents the unearned premium revenue balance and future expected premium earnings as of and for the periods presented:

In millions	Unearned Premium Revenue	Expected Future Premium Earnings		Accretion	Total Expected Future Premium Earnings
		Upfront	Installments

December 31, 2022	$266

Three months ending:
March 31, 2023	258	$4	$4	$1	$9
June 30, 2023	250	4	4	1	9
September 30, 2023	242	4	4	1	9
December 31, 2023	234	4	4	1	9

Twelve months ending:
December 31, 2024	205	14	15	4	33
December 31, 2025	180	13	12	4	29
December 31, 2026	158	11	11	3	25
December 31, 2027	139	10	9	3	22

Five years ending:
December 31, 2032	73	31	35	13	79
December 31, 2037	35	14	24	8	46
December 31, 2042 and thereafter	—	10	25	5	40

Total		$119	$147	$44	$310

Note 6: Loss and Loss Adjustment Expense Reserves
The Company’s insured portfolio management groups within its U.S. public finance insurance and international and structured finance insurance businesses (collectively, “IPM”) monitor the Company’s outstanding insured

7
6

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
The establishment of the appropriate level of loss reserves is an inherently uncertain process involving numerous assumptions, estimates and subjective judgments by management that depend primarily on the nature of the underlying insured obligation. These variables include the nature and creditworthiness of the issuers of the insured obligations, expected recovery rates on unsecured obligations, the projected cash flow or market value of any assets pledged as collateral on secured obligations, and the expected rates of recovery, cash flow or market values on such obligations or other expected consideration. Factors that may affect the actual ultimate realized losses for any policy include economic conditions and trends, political developments, levels of interest rates, borrower behavior, the default rate and salvage values of specific collateral or other expected consideration, and the Company’s ability to enforce contractual rights through litigation and otherwise, including the collection of contractual interest on claim payments. The Company’s remediation strategy for an insured obligation that has defaulted or is expected to default may also have an impact on the Company’s loss reserves.
In establishing case basis loss reserves, the Company calculates the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and the weighted average remaining life of the insurance contract as required by accounting principles for financial guarantee contracts. Yields on U.S. Treasury offerings are used to discount loss reserves denominated in U.S. dollars, which represent the majority of the loss reserves. Similarly, yields on foreign government offerings are used to discount loss reserves denominated in currencies other than the U.S. dollar. Significant changes in discount rates from period to period may have a material impact on the present value of the Company’s loss reserves and expected recoveries. In addition, if the Company were to apply different discount rates, its case basis reserves may have been higher or lower than those established as of December 31, 2022. For example, a higher discount rate applied to expected future payments would have decreased the amount of a case basis reserve established by the Company and a lower rate would have increased the amount of a reserve established by the Company. Similarly, a higher discount rate applied to the potential future recoveries would have decreased the amount of a loss recoverable established by the Company and a lower rate would have increased the amount of a loss recoverable established by the Company.

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
Puerto Rico
In formulating loss reserves and recoveries for its Puerto Rico exposures, estimates in the Company’s probability-weighted scenarios include assumptions related to the nature, value, and timing of net cash flows considering the following: environmental, economic, and political developments on the island; litigation and ongoing discussions with creditors and obligors on the Title III proceedings; contractual debt service payments; any existing settlement agreements or proposals and deviations from these proposals; the remediation strategy for insured obligations that have defaulted or are expected to default; and values of other obligations of the issuer. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information on the Company’s Puerto Rico exposures and “Note 19: Commitments and Contingencies” for information on the Company’s Puerto Rico litigation.

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
RMBS Case Basis Reserves (Financial Guarantees)
The Company’s RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company calculated RMBS case basis reserves as of December 31, 2022 using a process called the Roll Rate Methodology (“Roll Rate Methodology”). The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Roll Rate is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off or liquidated. The loss reserve estimates are based on a probability-weighted average of potential scenarios of loan losses. Additional data used for both first and second-lien loans include historic averages of deal specific voluntary prepayment rates, forward projections of the LIBOR interest rates, and historic averages of deal-specific loss severities. Where applicable, the Company factors in termination scenarios when clean up calls are imminent.
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

7
9

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
Zohar Recoveries
MBIA Corp. is seeking to recover the claim payments it made on the Zohar CDOs. Prior to the effective date of the plan of liquidation, salvage and subrogation recoveries related to Zohar I and Zohar II were reported within “Insurance loss recoverable” on the Company’s consolidated balance sheet. The Company’s estimate of those insurance loss recoverables for Zohar I and Zohar II primarily included probability-weighted scenarios of the ultimate monetized recovery from the Zohar Collateral. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information on the plan of liquidation and the Company’s accounting for the interests acquired.
Summary of Loss and LAE Reserves and Recoveries
The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs for the international and structured finance insurance segment, which are included in the Company’s consolidated balance sheets as of December 31, 2022 and 2021 are presented in the following table:

	As of December 31, 2022		As of December 31, 2021
In millions -	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (1)	Insurance loss recoverable	Loss and LAE reserves (1)
U.S. Public Finance Insurance	$107	$154	$1,054	$425
International and Structured Finance Insurance:
Before VIE eliminations	32	488	244	687
VIE eliminations	(2)	(203)	(2)	(218)

Total international and structured finance insurance	30	285	242	469

Total	$137	$439	$1,296	$894

(1)—Amounts are net of estimated recoveries of expected future claims.
Changes in Loss and LAE Reserves
Loss and LAE reserves represent the Company’s estimate of future claims and LAE payments, net of any future recoveries of such payments. The following table presents changes in the Company’s loss and LAE reserves for the years ended December 31, 2022 and 2021. Changes in loss and LAE reserves, with the exception of loss and LAE payments and the impact of the revaluation of loss reserves denominated in amounts other than U.S. dollars, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of December 31, 2022, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 4.06%. LAE reserves are generally expected to be settled within a one-year period and are

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

not discounted. As of December 31, 2022 and 2021, the Company’s gross loss and LAE reserves included $12 million and $38 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2022
Gross Loss and LAE Reserves as of December 31, 2021	Net Loss and LAE Payments (1)	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions (2)	Changes in Unearned Premium Revenue	Gross Loss and LAE Reserves as of December 31, 2022

$ 894	$(960)	$21	$(102)	$570	$16	$439

(1)—Amount is net of recoveries received.
(2)—Includes changes in amount and timing of estimated payments and recoveries.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2021
Gross Loss and LAE Reserves as of December 31, 2020	Loss Payments	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions (1)	Changes in Unearned Premium Revenue	Gross Loss and LAE Reserves as of December 31, 2021

$990	$(302)	$15	$(40)	$226	$5	$894

(1)—Includes changes in amount and timing of estimated payments and recoveries.
The decrease in the Company’s loss and LAE reserves during 2022 was primarily due to claim payments made on Puerto Rico and RMBS exposure, and to a lesser extent, a decline in net reserves on RMBS exposure as a result of an increase in the risk-free rates used to present value loss reserves. This was partially offset by a decrease in expected PREPA recoveries on claims not yet paid, which are netted in loss and LAE reserves, as well as higher expected claim payments.
The decrease in the Company’s loss and LAE reserves during 2021 was primarily due to claim payments made on Puerto Rico exposures and a decrease in expected payments related to certain insured first-lien RMBS transactions as a result of an increase in risk-free rates used to present value loss reserves during 2021. This decline was partially offset by an increase in losses on certain Puerto Rico exposures as a result of a change in scenario assumptions as discussed in the
Loss and LAE Activity
section below, and an increase in risk-free rates in 2021, which caused future recoveries of unpaid losses to decline.
Changes in Insurance Loss Recoverable
Insurance loss recoverable represents the Company’s estimate of expected recoveries on paid claims and LAE. The Company recognizes potential recoveries on paid claims based on the probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. The following table presents changes in the Company’s insurance loss recoverable for the years ended December 31, 2022 and 2021. Changes in insurance loss recoverable with the exception of collections, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable for the Year Ended December 31, 2022
In millions	Gross Recoverable as of December 31, 2021	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Gross Recoverable as of December 31, 2022
Insurance loss recoverable	$1,296	$(1,608)	$7	$(22)	$464	$137

		Changes in Insurance Loss Recoverable for the Year Ended December 31, 2021
In millions	Gross Recoverable as of December 31, 2020	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Gross Recoverable as of December 31, 2021
Insurance loss recoverable	$1,677	$(266)	$15	$25	$(155)	$1,296

8
1

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

The decrease in the Company’s insurance loss recoverable during 2022 reflected in the preceding table was primarily due to the receipt of recoveries from the GO and HTA settlements and from the sale of PREPA bankruptcy claims. In addition, the decrease was due to the receipt of the remaining collateral in the Zohar CDOs to MBIA Corp. As a result of this distribution, the insurance loss recoverable was replaced with the fair values of MBIA Corp.’s interests in entities compromising the collateral. Refer “Note 1: Business Developments and Risks and Uncertainties” t
o
 for further information on the Company’s accounting for these interests.
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
Loss and LAE Activity
For the year ended December 31, 2022, loss and LAE incurred primarily related to changes in the Company’s estimate of expected recoveries on National’s PREPA exposure. PREPA loss reserves and recoveries included certain assumptions about the timing and amount of claims payments and recoveries. National’s expected recoveries on PREPA reflects assumptions from the PREPA PSA agreed in January of 2023. In addition, an increase in risk-free rates during 2022 attributed to the decrease in National’s estimated present value of expected PREPA recoveries. This was partially offset by loss incurred benefits related to HTA and GO recoveries to reflect the fair values of the consideration received as of the acquisition date, which was higher than previous estimates. Additionally, an increase in risk-free rates during 2022, resulted in a decrease in the present value of net case reserves on first-lien RMBS.
For the year ended December 31, 2021, loss and LAE incurred primarily related to changes in loss and recovery scenario assumptions on HTA, PREPA, GO, CDO and RMBS credits, and changes in risk-free rates. National modified its HTA scenarios to reflect the most recent Plan of Adjustment including certain assumptions about recovery valuation on the date it expected to receive cash, bonds, and a CVI, which resulted in a decreased recovery value. National modified its PREPA scenarios to reflect assumptions about actual and anticipated sales of the recoverables on PREPA bankruptcy claims that have been fully satisfied by National’s insurance claim payments, which decreased its expected PREPA recoveries, partially offset by additional expected recoveries under the PREPA RSA. With regard to GO, National recorded a benefit as a result of modifying its scenario assumptions to incorporate the final terms of the Plan of Adjustment. This included a commutation of 27% of National’s outstanding insured bonds and an acceleration of National’s remaining insured bonds. In addition, National updated its GO loss reserve scenarios to include certain assumptions about recovery valuation on the date it expected to receive cash, bonds and a CVI. For CDOs, the Company incurred losses related to a decline in estimated recoveries of paid claims. The increase in risk free rates during 2021 resulted in unfavorable changes in future recoveries on unpaid losses on certain Puerto Rico exposure and favorable changes in unpaid losses on the Company’s insured first-lien RMBS exposure.
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

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the years ended December 31, 2022, 2021 and 2020, gross LAE related to remediating insured obligations were $3 million, $47 million and $51 million, respectively.

8
2

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Surveillance Categories
The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2022:

	Surveillance Categories
	Caution	Caution	Caution
	List	List	List	Classified
$ in millions	Low	Medium	High	List	Total
Number of policies	57	3	—	101	161
Number of issues (1)	17	2	—	80	99
Remaining weighted average contract period (in years)	5.7	2.4	—	7.2	6.4
Gross insured contractual payments outstanding: (2)
Principal	$1,723	$4	$—	$1,458	$3,185
Interest	1,905	1	—	602	2,508

Total	$3,628	$5	$—	$2,060	$5,693

Gross Claim Liability (3)	$—	$—	$—	$677	$677
Less:
Gross Potential Recoveries (4)	—	—	—	198	198
Discount, net (5)	—	—	—	179	179

Net claim liability (recoverable)	$—	$—	$—	$300	$300

Unearned premium revenue	$11	$—	$—	$9	$20
Reinsurance recoverable on paid and unpaid losses (6)					$10

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

8
3

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments
Fair Value Measurement
Financial Assets and Liabilities
Financial assets held by the Company primarily consist of investments in debt and equity securities and loans receivables at fair value held by consolidated VIEs. Financial liabilities, excluding derivative liabilities, issued by the Company primarily consist of debt issued for general corporate purposes within its corporate segment, MTNs, investment agreements, and debt issued by consolidated VIEs. The Company’s derivative liabilities are primarily interest rate swaps.
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
Substantially all of these investments are valued based on recently executed transaction prices or quoted market prices by independent third parties, including pricing services and brokers. When quoted market prices are not available, fair value is generally determined using quoted prices of similar investments or a valuation model based on observable and unobservable inputs. Inputs vary depending on the type of investment. Observable inputs include contractual cash flows, interest rate yield curves, credit default swap (“CDS”) spreads, prepayment and volatility scores, diversity scores, cross-currency basis index spreads, and credit spreads for structures similar to the financial instrument in terms of issuer, maturity and seniority. Unobservable inputs include cash flow projections, the value of any credit enhancement and for certain equity investments, EBITDA multiples, discount rates, hard asset values and type certificate values.
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

8
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
Variable Interest Entity Debt
The fair values of VIE debt are determined based on recently executed transaction prices or quoted prices where observable. When position-specific quoted prices are not observable, fair values are based on quoted prices of similar securities or internal cash flow models. Fair values based on quoted prices of similar securities and internal cash flow models may be adjusted for factors unique to the securities, including any credit enhancement. Observable inputs include interest rate yield curves, bond spreads of similar securities and MBIA Corp.’s CDS spreads. Unobservable inputs include the value of any credit enhancement. VIE debt are categorized in Level 3 of the fair value hierarchy based on the lowest level input that is significant to the fair value measurement in its entirety.
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
A VIE consolidated by the Company entered into a derivative instrument consisting of a cross currency swap. The cross currency swap was entered into to manage the variability in cash flows resulting from fluctuations in foreign currency rates. Prior to September 30, 2022, the fair value of the VIE derivative was determined based on inputs from unobservable cash flows projection of the derivative, discounted using observable discount rates and resulted in a derivative asset, which was included in “Assets of consolidated variable interest entities – Other assets” on the Company’s consolidated balance sheet. Since September 30, 2022, the fair value of the VIE derivative was determined based on the valuation provided by an independent third party and resulted in a derivative liability, which is included in “Liabilities of consolidated variable interest entities – Derivative liabilities” on the Company’s consolidated balance sheet. As the significant inputs are unobservable, the derivative contract is categorized in Level 3 of the fair value hierarchy.

8
5

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Significant Unobservable Inputs
The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

In millions	Fair Value as of December 31, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Equity Investments	$115	Discounted cash flow Sum of the parts	EBITDA multiples (1) Discount rate (1) Hard asset values (1) Type certificate values (1)
Assets of consolidated VIEs:
Loans receivable at fair value	78	Market prices of similar liabilities or internal cash flow models adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	12%—88% (52%) (2)
Liabilities of consolidated VIEs:
Variable interest entity notes	172	Market prices of VIE assets adjusted for financial guarantees provided or market prices of similar liabilities	Impact of financial guarantee	34%—82% (68%) (2)

(1)—Range for EBITDA multiples, discount rate, hard asset values and type certificate values reflects their potential variability.
(2)—Weighted average represents the total MBIA guarantees as a percentage of total instrument fair value.

In millions	Fair Value as of December 31, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets of consolidated VIEs:
Loans receivable at fair value	$77	Market prices of similar liabilities adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	23%—72% (55%) (1)
Liabilities of consolidated VIEs:
Variable interest entity notes	291	Market prices of VIE assets adjusted for financial guarantees provided or market prices of similar liabilities	Impact of financial guarantee	33%—73% (59%) (1)

(1)—Weighted average represents the total MBIA guarantees as a percentage of total instrument fair value.

8
6

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Sensitivity of Significant Unobservable Inputs
The significant unobserv
a
ble inputs used in the fair value measurement of the Company’s equity investments at fair value are EBITDA multiples, the discount rate, hard asset values and type certificate values. The fair value of equity investments is determined by taking a weighted average of valuation scenarios. If there had been lower or higher EBITDA multiples, hard asset values or type certificate values, the value of equity investments would have been lower or higher, respectively. If there had been a lower or higher discount rate, the value of equity investments would have been higher or lower, respectively.

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

8
7

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Fair Value Measurements
The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of December 31, 2022 and 2021:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$463	$54	$—	$517
State and municipal bonds	—	323	—	323
Foreign governments	—	21	—	21
Corporate obligations	—	797	—	797
Mortgage-backed securities:
Residential mortgage-backed agency	—	207	—	207
Residential mortgage-backed non-agency	—	95	—	95
Commercial mortgage-backed	—	24	—	24
Asset-backed securities:
Collateralized debt obligations	—	159	—	159
Other asset-backed	—	127	—	127

Total fixed-maturity investments	463	1,807	—	2,270
Money market securities	234	—	—	234
Equity investments	38	19	115	172
Cash and cash equivalents	50	—	—	50
Assets of consolidated VIEs:
Corporate obligations	—	4	—	4
Mortgage-backed securities:
Residential mortgage-backed non-agency	—	22	—	22
Commercial mortgage-backed	—	9	—	9
Asset-backed securities:
Collateralized debt obligations	—	5	—	5

Other asset-backed	—	7	—	7
Cash	16	—	—	16
Loans receivable at fair value:
Residential loans receivable	—	—	78	78
Other assets:
Other	—	—	23	23

Total assets	$801	$1,873	$216	$2,890

Liabilities:
Medium-term notes	$—	$—	$41	$41
Derivative liabilities:
Non-insured interest rate derivatives	—	49	—	49
Liabilities of consolidated VIEs:
Variable interest entity notes	—	—	172	172
Currency derivatives	—	—	6	6

Total liabilities	$—	$49	$219	$268

8
8

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$750	$95	$—	$845
State and municipal bonds	—	168	—	168
Foreign governments	—	17	—	17
Corporate obligations	—	1,050	—	1,050
Mortgage-backed securities:
Residential mortgage-backed agency	—	198	—	198
Residential mortgage-backed non-agency	—	98	—	98
Commercial mortgage-backed	—	13	—	13
Asset-backed securities:
Collateralized debt obligations	—	150	—	150
Other asset-backed	—	106	—	106

Total fixed-maturity investments	750	1,895	—	2,645
Money market securities	78	—	—	78
Equity investments	47	23	—	70
Cash and cash equivalents	151	—	—	151
Derivative assets:
Non-insured interest rate derivatives	—	1	—	1
Assets of consolidated VIEs:
Corporate obligations	—	5	—	5
Mortgage-backed securities:
Residential mortgage-backed non-agency	—	27	—	27
Commercial mortgage-backed	—	10	—	10
Asset-backed securities:
Collateralized debt obligations	—	6	4	10
Other asset-backed	—	8	—	8
Cash	9	—	—	9
Loans receivable at fair value:
Residential loans receivable	—	—	77	77
Other assets:
Currency derivatives	—	—	9	9
Other	—	—	14	14

Total assets	$1,035	$1,975	$104	$3,114

Liabilities:
Medium-term notes	$—	$—	$98	$98
Derivative liabilities:
Insured credit derivatives	—	1	—	1
Non-insured interest rate derivatives	—	130	—	130
Liabilities of consolidated VIEs:
Variable interest entity notes	—	—	291	291

Total liabilities	$—	$131	$389	$520

8
9

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Level 3 assets at fair value as of December 31, 2022 and 2021 represented approximately 7% and 3%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of December 31, 2022 and 2021 represented approximately 82% and 75%, respectively, of total liabilities measured at fair value.
The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of December 31, 2022 and 2021. The majority of the financial assets and liabilities that the Company requires fair value reporting or disclosures are valued based on the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for identical or similar products.

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2022	Carry Value Balance as of December 31, 2022
Liabilities:
Long-term debt	$—	$330	$—	$330	$2,428
Medium-term notes	—	—	310	310	458
Investment agreements	—	—	257	257	233
Liabilities of consolidated VIEs:
Variable interest entity loans payable	—	—	2	2	2

Total liabilities	$—	$330	$569	$899	$3,121

Financial Guarantees:
Gross liability (recoverable)	$—	$—	$864	$864	$568
Ceded recoverable (liability)	—	—	21	21	15

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2021	Carry Value Balance as of December 31, 2021
Liabilities:
Long-term debt	$—	$433	$—	$433	$2,331
Medium-term notes	—	—	322	322	490
Investment agreements	—	—	355	355	274

Total liabilities	$—	$433	$677	$1,110	$3,095

Financial Guarantees:
Gross liability (recoverable)	$—	$—	$848	$848	$(80)
Ceded recoverable (liability)	—	—	30	30	(42)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the years ended December 31, 2022 and 2021:
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2022

In millions	Balance, Beginning of Year	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2022	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of December 31, 2022 (1)
Assets:
Residential mortgage- backed non-agency	$—	$2	$—	$59	$—	$(11)	$(50)	$—	$—	$—	$—	$—
Equity investments	—	14	—	101	—	—	—	—	—	115	—	—
Assets of consolidated VIEs:
Collateralized debt obligations	4	—	—	—	—	(4)	—	—	—	—	—	—
Loans receivable -residential	77	10	—	—	—	(9)	—	—	—	78	5	—
Currency derivatives	9	(9)	—	—	—	—	—	—	—	—	(9)	—
Other	14	9	—	—	—	—	—	—	—	23	9	—

Total assets	$104	$26	$—	$160	$—	$(24)	$(50)	$—	$—	$216	$5	$—

In millions	Balance, Beginning of Year	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in Credit Risk in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of December 31, 2022	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of December 31, 2022 (2)
Liabilities:
Medium-term notes	$98	$(24)	$16	$—	$—	$(49)	$—	$—	$—	$41	$(23)	$17
Liabilities of consolidated VIEs:
VIE notes	291	14	(2)	—	—	(131)	—	—	—	172	(10)	14
Currency derivatives	—	6	—	—	—	—	—	—	—	6	6	—

Total liabilities	$389	$(4)	$14	$—	$—	$(180)	$—	$—	$—	$219	$(27)	$31

(1)—Reported	within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
(2)—Reported	within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 202
1

In millions	Balance, Beginning of Year	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2021	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of December 31, 2021 (1)

Assets:
Assets of consolidated VIEs:
Commercial mortgage-backed	$—	$—	$—	$—	$—	$(4)	$—	$4	$—	$—	$—	$—
Collateralized debt obligations	—	—	—	—	—	—	—	4	—	4	—	—
Loans receivable - residential	120	32	—	—	—	(15)	(60)	—	—	77	21	—
Loan repurchase commitments	604	(4)	—	—	—	(600)	—	—	—	—	—	—
Currency derivatives	6	3	—	—	—	—	—	—	—	9	3	—
Other	14	—	—	—	—	—	—	—	—	14	—	—

Total assets	$744	$31	$—	$—	$—	$(619)	$(60)	$8	$—	$104	$24	$—

9
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
For the year ended December 31, 2022, there were no transfers into or out of Level 3.
For the year ended December 31, 2021, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.
For the year ended December 31, 2021, transfers into Level 3 and out of Level 2 were related to CMBS and CDOs, where inputs, which are significant to their valuation, became unobservable during the year. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers out of Level 3.
Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the years ended December 31, 2022, 2021 and 2020 are reported on the Company’s consolidated statements of operations as follows:

In millions	Total Gains (Losses) Included in Earnings			Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of December 31,

	2022	2021	2020	2022	2021	2020
Revenues:
Net gains (losses) on financial instruments at fair value and foreign exchange	$40	$17	$(24)	$23	$17	$(30)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(10)	(15)	101	9	—	103

Total	$30	$2	$77	$32	$17	$73

Fair Value Option
The Company elected to record at fair value certain financial instruments, including certain equity investments and financial instruments that are consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs.

9
2

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following table presents the gains and (losses) included in the Company’s consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 for financial instruments for which the fair value option was elected:

	Years Ended December 31,
In millions	2022	2021	2020
Investments carried at fair value (1)	$(17)	$3	$2
Fixed-maturity securities held at fair value-VIE (2)	(5)	4	4
Loans receivable and other instruments at fair value:
Residential mortgage loans (2)	10	32	—
Loan repurchase commitments (2)	—	(4)	118
Other assets-VIE (2)	9	—	(4)
Medium-term notes (1)	24	17	(15)
Variable interest entity notes (2)	(20)	(50)	(12)

(1)—Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.
(2)—Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange-VIE”
on MBIA’s consolidated statements of operations.
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2022 and 2021 for loans and notes for which the fair value option was elected:

	As of December 31, 2022			As of December 31, 2021
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans—current	$39	$39	$—	$40	$40	$—
Residential mortgage loans (90 days or more past due)	149	39	110	141	37	104

Total loans receivable and other instruments at fair value	$188	$78	$110	$181	$77	$104
Variable interest entity notes	$780	$172	$608	$922	$291	$631
Medium-term notes	$53	$41	$12	$108	$98	$10
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
Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option
As of December 31, 2022 and 2021, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were losses of $45 million and $32 million, respectively, reported in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the years ended December 31, 2022, 2021 and 2020, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $18 million, $36 million and $6 million, respectively.

9
3

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8: Investments
Investments, excluding equity instruments, those elected under the fair value option and those classified as trading, consist of debt instruments classified as available-for-sale
(“AFS”).
The following tables present the amortized cost, allowance for credit losses, corresponding gross unrealized gains and losses and fair value for AFS investments in the Company’s consolidated investment portfolio as of December 31, 2022 and 2021:

	December 31, 2022
In millions	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$541	$—	$5	$(38)	$508
State and municipal bonds	173	—	2	(11)	164
Foreign governments	23	—	—	(3)	20
Corporate obligations	862	—	1	(148)	715
Mortgage-backed securities:
Residential mortgage-backed agency	217	—	—	(22)	195
Residential mortgage-backed non-agency	96	—	3	(11)	88
Commercial mortgage-backed	24	—	—	(1)	23
Asset-backed securities:
Collateralized debt obligations	117	—	—	(5)	112
Other asset-backed	110	—	—	(4)	106

Total AFS investments	$2,163	$—	$11	$(243)	$1,931

	December 31, 2021
In millions	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$782	$—	$54	$(2)	$834
State and municipal bonds	140	—	27	—	167
Foreign governments	13	—	1	—	14
Corporate obligations	905	—	53	(5)	953
Mortgage-backed securities:
Residential mortgage-backed agency	190	—	3	(1)	192
Residential mortgage-backed non-agency	80	—	12	—	92
Commercial mortgage-backed	10	—	—	—	10
Asset-backed securities:
Collateralized debt obligations	101	—	—	—	101
Other asset-backed	95	—	—	(1)	94

Total AFS investments	$2,316	$—	$150	$(9)	$2,457

9
4

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following table presents the distribution by contractual maturity of AFS fixed-maturity securities at amortized cost, net of allowance for credit losses, and fair value as of December 31, 2022. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities
In millions	Net Amortized Cost	Fair Value
Due in one year or less	$199	$197
Due after one year through five years	280	270
Due after five years through ten years	332	288
Due after ten years	788	652
Mortgage-backed and asset-backed	564	524

Total fixed-maturity investments	$2,163	$1,931

Deposited and Pledged Securities
The fair value of securities on deposit with various regulatory authorities as of December 31, 2022 and 2021 was $10 million and $11 million, respectively. These deposits are required to comply with state insurance laws.
Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of December 31, 2022 and 2021, the fair value of securities pledged as collateral for these investment agreements approximated $251 million and $280 million, respectively. The Company’s collateral as of December 31, 2022 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks.
Refer to “Note 9: Derivative Instruments” for information about securities posted to derivative counterparties.
Impaired Investments
The following tables present the
non-credit
related gross unrealized losses related to AFS investments as of December 31, 2022 and 2021:

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$266	$(34)	$29	$(4)	$295	$(38)
State and municipal bonds	92	(10)	1	(1)	93	(11)
Foreign governments	9	(3)	—	—	9	(3)
Corporate obligations	508	(106)	141	(42)	649	(148)
Mortgage-backed securities:
Residential mortgage-backed agency	112	(9)	65	(13)	177	(22)
Residential mortgage-backed non-agency	65	(10)	2	(1)	67	(11)
Commercial mortgage-backed	18	(1)	1	—	19	(1)
Asset-backed securities:
Collateralized debt obligations	51	(1)	60	(4)	111	(5)
Other asset-backed	44	(3)	24	(1)	68	(4)

Total AFS investments	$1,165	$(177)	$323	$(66)	$1,488	$(243)

9
5

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

Gross unrealized losses on AFS investments increased as of December 31, 2022 compared with December 31, 2021 primarily due to higher interest rates and widening credit spreads.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of December 31, 2022 and 2021 was 14 and 11 years, respectively. As of December 31, 2022 and 2021, there were 210 and 36 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 190 and 7 securities, respectively, were below book value by more than 5%.
The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of December 31, 2022:

	AFS Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	72	$129	$117
> 15% to 25%	63	117	93
> 25% to 50%	53	84	56
> 50%	2	—	—

Total	190	$330	$266

As of December 31, 2022, the Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of December 31, 2022 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities’ fair values have been written down to fair value. For the year ended December 31, 2022, impairment loss due to intent to sell securities in an unrealized loss position was $21 million and reported in “Other net realized gains (losses)” on the Company’s consolidated results of operation.

9
6

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
The following table provides information about securities held by the Company as of December 31, 2022 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company. The Company did not hold any securities in an unrealized loss position that were insured by a third-party financial guarantor as of December 31, 2022.

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (1)
Mortgage-backed	$58	$(9)	$71
Corporate obligations	71	(35)	—

Total	$129	$(44)	$71

(1)—Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured and are discounted using a discount rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract and may differ from the fair value.
Allowance for Credit Losses Rollforward for AFS
The Company did not purchase any credit-deteriorated assets during 2022.
The following table presents the rollforward of allowance for credit losses on AFS investments for the year ended December 31, 2022. The additions to the allowance for credit losses for the year ended December 31, 2022 were related to concerns on an issuer’s credit deterioration as a result of the Ukraine and Russia conflict. Such allowance for credit losses was reversed in the same year due to the Company’s intent to sell these securities. The Company did not establish an allowance for credit losses for AFS securities during 2021.

	Years Ended December 31, 2022
In millions	Balance as of December 31, 2021	Additions not previously recorded	Additions arising from PCD Assets	Reductions from Securities Sold	Reductions- Intent to sell or MLTN	Change in Allowance Previously Recorded	Write Offs	Recoveries	Balance as of December 31, 2022
AFS Investments
Fixed-maturity investments:

Corporate obligations	$—	$3	$—	$—	$(3)	$—	$—	$—	$—

Total Allowance on AFS investments	$—	$3	$—	$—	$(3)	$—	$—	$—	$—

9
8

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Sales of Available-for-Sale Investments
Gross realized gains and losses from sales of AFS investments are recorded within “Net realized investment gains (losses)” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Years Ended December 31,
In millions	2022	2021	2020
Proceeds from sales	$1,100	$597	$1,095
Gross realized gains	$5	$12	$59
Gross realized losses	$(47)	$(9)	$(15)
Equity and Trading Investments
Equity and trading investments are included within “Investments carried at fair value” on the Company’s consolidated balance sheets. Unrealized gains and losses recognized on equity and trading investments held as of the end of each period for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Years Ended December 31,
In millions	2022	2021	2020

Net gains and (losses) recognized during the period on equity securities	$(21)	$6	$3
Less:
Net gains and (losses) recognized during the period on equity securities sold during the period	(6)	1	(1)

Unrealized gains and (losses) recognized during the period on equity securities still held at the reporting date	$(15)	$5	$4

Note 9: Derivative Instruments
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
Credit Derivatives Sold
The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of December 31, 2022 and 2021. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s Investor Services (“Moody’s”), Standard & Poor’s Financial Services, LLC (“S&P”) or MBIA.

$ in millions	As of December 31, 2022
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured swaps	13.7 Years	$—	$50	$1,013	$227	$60	$1,350	$—

Total fair value		$—	$—	$—	$—	$—		$—

9
9

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
Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of December 31, 2022 and 2021, the Company did not hold or post cash collateral to derivative counterparties.
As of December 31, 2022 and 2021, the Company had securities with a fair value of $73 million and $159 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheets.

As of December 31, 2022 and 2021, the fair value
on
one
Credit Support Annex
(“CSA”) was a liability of
$
1
million and an asset of
$1 million, respectively. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of December 31, 2022 and 2021, the counterparty was rated Aa3 by Moody’s and A+ by S&P.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

The following tables present the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of December 31, 2022 and 2021:

	December 31, 2022
In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured swaps	$1,350	Other assets	$—	Derivative liabilities	$—
Interest rate swaps	380	Other assets	—	Derivative liabilities	(49)
Interest rate swaps-embedded	194	Medium-term notes	1	Medium-term notes	(2)
Currency swaps-VIE	36	Other assets-VIE	—	Derivative liabilities-VIE	(6)

Total non-designated derivatives	$1,960		$1		$(57)

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
The following table presents the effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020:

In millions		Years Ended December 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative
		2022	2021	2020
Insured credit default swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$—	$—	$6
Insured swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	1	—	—
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	79	18	(42)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(15)	3	(2)
All other	Net gains (losses) on financial instruments at fair value and foreign exchange	—	—	(15)

Total		$65	$21	$(53)

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10: Debt
Long-Term Debt

The Company’s long-term d
e
bt consists of notes and debentures including accrued interest as follows:

	As of December 31,
In millions	2022	2021
7.000% Debentures due 2025	$45	$46
7.150% Debentures due 2027	96	99
6.625% Debentures due 2028	112	136
5.700% Senior Notes due 2034 (1)	21	21
Surplus Notes due 2033 (2)	940	940
Accrued interest	1,222	1,098
Debt issuance costs	(8)	(9)

Total	$2,428	$2,331

(1)—Callable anytime at the greater of par or the present value of the remaining scheduled payments of principal and interest.

(2)—Contractual interest rate is based on three month LIBOR plus 11.26%.
During 2022, MBIA Corp. purchased $24 million principal amount of MBIA Inc. 6.625% Debentures due 2028, $4 million principal amount of MBIA Inc. 7.150% Debentures due 2027 and $1 million principal amount of MBIA Inc. 7.000% Debentures due 2025. During 2021, MBIA Corp. purchased $5 million principal amount of MBIA Inc.
6.625
% Debentures due 2028 and $1 million principal amount of MBIA Inc. 7.150% Debentures due 2027. Additionally, as of December 31, 2022, National owned $308 million principal amount of the 5.700% Senior Notes due 2034 and $10 million principal amount of MBIA Inc. 7.000% Debentures due 2025; and MBIA Inc., through its corporate segment, owned $13 million of MBIA Corp. surplus notes. These amounts are eliminated in the Company’s consolidated financial statements.
Interest and principal payments on the surplus notes are subject to prior approval by the NYSDFS. From the January 15, 2013 interest payment to the present, MBIA Corp.’s requests for approval of the note interest payments have not been approved by the NYSDFS. MBIA Corp. provides notice to the Fiscal Agent when it will not make a scheduled interest payment. The deferred interest payment will become due on the first business day on or after which MBIA Corp. obtains approval from the NYSDFS to make such payment. No interest will accrue on the deferred interest. The surplus notes were callable at par at the option of MBIA Corp. on the fifth anniversary of the date of issuance, and are callable at par on January 15, 2028 and on any other date at par plus a make-whole amount, subject to prior approval by the Superintendent and other restrictions. The cash received from the issuance of surplus notes was used for general business purposes and the deferred debt issuance costs are being amortized over the term of the surplus notes.
The aggregate maturities of principal payments of long-term debt obligations in each of the next five years ending December 31, and thereafter, are as follows:

In millions	2023	2024	2025	2026	2027	Thereafter	Total
Corporate debt	$—	$—	$45	$—	$96	$133	$274
Surplus Notes due 2033	—	—	—	—	—	940	940

Total debt obligations due	$—	$—	$45	$—	$96	$1,073	$1,214

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 10: Debt (continued)

Investment
agreements have been issued with fixed interest rates in U.S. dollars. As of December 31, 2022 and 2021, the annual interest rates on these agreements ranged from 4.78% to 6.88% and the weighted average interest rates were 6.09% and 5.89%, respectively. Expected principal payments due under these investment agreements in each of the next five years ending December 31, and thereafter, based upon contractual maturity dates, are as follows:

In millions	Principal Amount
Maturity date:
2023	$19
2024	23
2025	35
2026	58
2027	29
Thereafter (through 2037)	92

Total expected principal payments (1)	$256
Less discount and other adjustments (2)	23

Total	$233

(1
)—
Amounts reflect principal due at maturity for investment agreements issued at a discount.
(
2
)—
Discount is net of carrying amount adjustment of $
2
million and accrued interest adjustment of $
5
million.
Medium-Term Notes
MTNs have been issued with fixed or floating interest rates in U.S. dollars or Euros. Floating rates on Euro-denominated MTNs are floored at 0% when the actual floating rates become negative. Certain MTNs are measured at fair value in accordance with the accounting guidance in Accounting Standards Codification Topic 815, “Derivatives and Hedging”. As of December 31, 2022, the interest rates of the MTNs ranged from 2.06% to 5.90% and the weighted average interest rate was 4.65%. As of December 31, 2021, the interest rates of the MTNs ranged from 0% to 5.90% and the weighted average interest rate was 3.62%. Expected principal payments due under MTN obligations based on their contractual maturity dates are as follows:

In millions	Principal Amount
Maturity date:
2023	$12
2024	43
2025	31
2026	—
2027	2
Thereafter (through 2035)	599

Total expected principal payments (1)	$687
Less discount and other adjustments (2)	186

Total	$501

(1)—Amounts reflect principal due at maturity for notes issued at a discount.
(2)—Discount is net of carrying amount and market value adjustments of
$
17
million and accrued interest adjustment of $
3
million.
Variable Interest Entity Debt
VIE notes elected to be recorded at fair value are debt instruments that were issued primarily in U.S. dollars by VIEs consolidated within the Company’s international and structured finance insurance segment. These VIE notes consist of debt instruments issued by issuer-sponsored consolidated VIEs collateralized by assets held by those

10
3

MBIA Inc. and
Subsidia
ries
Notes to Consolidated Financial Statements

Note 10: Debt (continued)

consolidated VIEs. Holders of insured obligations of issuer-sponsored VIEs do not have recourse to the general assets of the Company. In the event of non-payment
of an obligation issued by a consolidated VIE, the Company is obligated to pay principal and interest, when due, on MBIA-insured obligations only.
As of December 31, 2022 and 2021, the aggregate unpaid contractual principal of consolidated VIE notes was $780 million and
$922 million, respectively. As of December 31, 2022 and 2021, the unpaid contractual principal of MBIA-insured consolidated VIE notes was $189 million and $350 million, respectively, which excludes liabilities where the Company’s insured exposure has been fully offset by way of loss remediation transactions. Refer to “Note 7: Fair Value of Financial Instruments” for information about the fair values of consolidated VIE notes.
The following table provides the expected principal payments due under MBIA-insured consolidated VIE notes as of December 31, 2022, which are net of principal payments where the Company’s insured exposure has been fully offset by way of loss remediation transactions. For RMBS consolidated VIEs, principal amounts are based on the expected maturity dates and for all other consolidated VIEs, principal amounts are based on the contractual maturity dates.

In millions	Insured Principal Amount
Maturity date:
2023	$8
2024	11
2025	10
2026	11
2027	3
Thereafter (through 2038)	146

Total	$189

Following the creation of a litigation trust established to liquidate the Zohar Collateral pursuant to a plan of liquidation that became effective in August of 2022, certain lenders agreed to make term loans to fund the trust that the Company consolidates as a VIE, in an aggregate amount not to exceed the commitment amount. Loans made to the trust bear interest at 18% per annum, mature on August 2, 2027, and can be prepaid at any time in part or in whole, in some cases subject to certain fees. Accrued interest due on the interest payment date is capitalized and added to the outstanding principal in lieu of cash payment. Loans are secured by recoveries from the litigation claims transferred into the trust. Proceeds received from the settlement of the litigation claims are first applied to the outstanding loan balances and, to the extent of any excess, distributed to the trust beneficiaries or used to permanently reduce the unused commitment amounts. During 2022, the third party loan funded at a principal amount of $7 million was partially repaid and, as of December 31, 2022, the outstanding balance was $2 million and the outstanding unfunded commitment available to the litigation trust was $8 million.
Note 11: Income Taxes
Income (loss) from continuing operations before provision (benefit) for income taxes consisted of:

	Years Ended December 31,
In millions	2022	202 1	202 0
Domestic	$(148)	$(445)	$(578)
Foreign	—	—	—

Income (loss) from continuing operations before income taxes	$(148)	$(445)	$(578)

10
4

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

The Company files a consolidated tax return that includes all of its U.S. subsidiaries and foreign branches. The Company also files tax returns in Spain, Mexico, and various state and local jurisdictions. Income tax expense (benefit) on income (loss) and shareholders’ equity, net of changes in the Company’s valuation allowance, consisted of:

	Years Ended December 31,
In millions	2022	2021	2020
Current taxes:
Federal	$—	$—	$—
State	—	—	—
Foreign	1	—	—
Deferred taxes:
Federal	—	—	—
Foreign	—	—	—

Provision (benefit) for income taxes	1	—	—

Income taxes charged (credited) to shareholders’ equity related to:
Change in unrealized gains (losses) on AFS securities	—	—	—
Change in AFS securities with OTTI	—	—	—
Change in foreign currency translation	—	—	—

Total income taxes charged (credited) to shareholders’ equity	—	—	—

Total effect of income taxes	$1	$—	$—

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate for the years ended December 31, 2022, 2021 and 2020 is presented in the following table:

	Years Ended December 31,
	2022	2021	2020
Federal income tax computed at the statutory rate	21.0%	21.0%	21.0%
Increase (reduction) in taxes resulting from:
Change in valuation allowance	(9.4)%	(20.6)%	(20.3)%
Deferred inventory adjustments	(9.3)%	0.0%	0.0%
Excessive Remuneration Sec. 162(m)	(1.7)%	(0.4)%	(0.3)%
Other	(1.1)%	0.0%	(0.4)%

Effective tax rate	(0.5)%	0.0%	0.0%
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

10
5

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)
The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2022 and 2021 are presented in the following table:

	As of
In millions	December 31, 2022	December 31, 2021
Deferred tax liabilities:
Unearned premium revenue	$36	$40
Deferred acquisition costs	4	5
Net gains on financial instruments at fair value and foreign exchange	121	—
Net unrealized gains and losses in accumulated other comprehensive income	—	21
Net deferred taxes on VIEs	27	34

Total gross deferred tax liabilities	188	100

Deferred tax assets:
Compensation and employee benefits	8	8
Accrued interest	259	233
Loss and loss adjustment expense reserves	148	45
Net operating loss	814	777
Foreign tax credits	57	58
Other-than-temporary impairments and capital loss carryforward	16	9

Net gains and losses on financial instruments at fair value and foreign exchange	—	28
Net unrealized gains and losses in accumulated other comprehensive income	72	—
Other	13	4

Total gross deferred tax assets	1,387	1,162

Valuation allowance	1,199	1,062

Net deferred tax asset	$—	$—

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $1.2 billion and $1.1 billion as of December 31, 2022 and December 31, 2021, respectively. The Company will continue to analyze the valuation allowance on a quarterly basis.
Net operating losses (“NOLs”) of property and casualty insurance companies are permitted to be carried back two years and carried forward 20 years. NOLs of property and casualty insurance companies are not subject to the 80 percent taxable income limitation and indefinite lived carryforward period required by the Tax Cuts and Jobs Act applicable to general corporate NOLs.
Treatment of Undistributed Earnings of Certain Foreign Subsidiaries—“Accounting for Income Taxes—Special Areas”
The Company’s amount of undistributed earnings of certain foreign subsidiaries was not material as of December 31, 2022.

10
6

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

Accounting for Uncertainty in Income Taxes
The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of December 31, 2022 and December 31, 2021, the Company had no

UTB.
Federal income tax returns through 2011 have been examined or surveyed. As of December 31, 2022, the Company’s NOL is approximately $3.9 billion. NOLs generated prior to tax reform and property and casualty NOLs generated after tax reform will expire between tax years 2026 through 2042. As of December 31, 2022, the Company has a foreign tax credit carryforward of $57 million, which will expire between tax years 2023 through 2032.
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

10
7

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

International and Structured Finance Insurance
The Company’s international and structured finance insurance segment is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on,
non-U.S.
public finance and global structured finance insured obligations when due, or in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise. MBIA Corp. insures
non-U.S.
public finance and global structured finance obligations, including asset-backed obligations. MBIA Corp. has insured sovereign-related and sub-sovereign
bonds, utilities, privately issued bonds used for the financing of projects that include toll roads, bridges, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, structured settlements, consumer loans, and corporate loans and bonds. MBIA Corp. insures the investment contracts written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. MBIA Insurance Corporation also insures debt obligations of GFL. MBIA Corp. has also written policies guaranteeing obligations under certain derivative contracts, including termination payments that may become due upon certain insolvency or payment defaults of the financial guarantor or the issuer. MBIA Corp. has not written any meaningful amount of business since 2008.

10
8

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

Segments Results
The following tables provide the Company’s segment results for the years ended December 31, 2022, 2021, and
2020:

	Year Ended December 31, 2022
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues (1)	$53	$8	$39	$—		$100
Net gains (losses) on financial instruments at fair value and foreign exchange	(47)	99	(7)	—		45
Net gains (losses) on extinguishment of debt	—	5	—	(1)		4
Revenues of consolidated VIEs	—	—	5	—		5
Inter-segment revenues (2)	29	55	9	(93)		—

Total revenues	35	167	46	(94)		154
Losses and loss adjustment	143	—	(105)	—		38
Amortization of deferred acquisition costs and operating	8	55	12	1		76
Interest	—	56	124	(1)		179
Expenses of consolidated VIEs	—	—	9	—		9
Inter-segment expenses (2)	44	23	27	(94)		—

Total expenses	195	134	67	(94)		302

Income (loss) from continuing operations before income taxes	$(160)	$33	$(21)	$—		$(148)

Identifiable assets per segment	$2,491	$645	$1,132	$(973)	(3)	$3,295
Assets held for sale	—	—	—	—		80

Total identifiable assets	$2,491	$645	$1,132	$(973)		$3,375

(1)
—
Consists of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).
(2)
—
Primarily represents intercompany service charges and intercompany net investment income and expenses.
(3)
—
Consists principally of intercompany reinsurance balances.

	Year Ended December 31, 2021
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues (1)	$85	$13	$44	$—		$142
Net gains (losses) on financial instruments at fair value and
foreign exchange	(2)	56	(14)	—		40
Net gains (losses) on extinguishment of debt	—	30	—	—		30
Revenues of consolidated VIEs	—	—	(23)	—		(23)
Inter-segment revenues (2)	27	67	12	(106)		—

Total revenues	110	166	19	(106)		189
Losses and loss adjustment	227	—	123	—		350
Amortization of deferred acquisition costs and operating	17	71	9	—		97
Interest	—	56	107	—		163
Expenses of consolidated VIEs	—	—	24	—		24
Inter-segment expenses (2)	45	22	38	(105)		—

Total expenses	289	149	301	(105)		634

Income (loss) from continuing operations before income taxes	$(179)	$17	$(282)	$(1)		$(445)

Identifiable assets	$3,313	$873	$2,800	$(2,290)	(3)	$4,696

(1)—Consists of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).
(2)—Primarily represents intercompany service charges and intercompany net investment income and expenses.
(3)—Consists principally of intercompany reinsurance balances.

10
9

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

	Year Ended December 31, 2020
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations	Consolidated
Revenues (1)	$138	$31	$30	$—	$199
Net gains (losses) on financial instruments at fair value and foreign exchange	2	(74)	(8)	—	(80)
Revenues of consolidated VIEs	—	—	163	—	163
Inter-segment revenues (2)	28	66	12	(106)	—

Total revenues	168	23	197	(106)	282
Losses and loss adjustment	163	—	367	—	530
Amortization of deferred acquisition costs and operating	14	69	14	—	97
Interest	—	65	113	—	178
Expenses of consolidated VIEs	—	—	55	—	55
Inter-segment expenses (2)	45	22	39	(106)	—

Total expenses	222	156	588	(106)	860

Income (loss) from continuing operations before income taxes	$(54)	$(133)	$(391)	$—	$(578)

(1)—Consists of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).
(2)—Primarily represents intercompany service charges and intercompany net investment income and expense.
Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
In millions	2022	2021	2020
Total premiums earned:
United States	$45	$45	$55
Other Americas	8	29	16
Other	—	1	2

Total	$53	$75	$73

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

1
1
0

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

As of December 31, 2022, insurance in force, which represents principal and interest or other amounts owing on insured obligations, had an expected maturity through 2058. The distribution of MBIA Corp.’s and National’s combined insurance in force by geographic location, excluding financial obligations guaranteed by MBIA Corp. on behalf of affiliated companies, is presented in the following table:

	As of December 31,
$ in billions	2022		2021
Geographic Location	Insurance in Force	% of Insurance in Force	Insurance in Force	% of Insurance in Force
California	$14.8	21.8%	$16.8	21.4%
Illinois	7.5	11.0%	8.2	10.4%
New Jersey	4.1	6.1%	4.5	5.8%
Hawaii	3.8	5.6%	3.9	5.0%
Virginia	3.6	5.2%	3.0	3.9%
Texas	2.9	4.2%	3.1	4.0%
Oregon	2.0	3.0%	2.3	2.9%
New York	2.0	2.9%	2.4	3.0%
Colorado	1.8	2.7%	2.0	2.5%
Georgia	1.6	2.4%	1.9	2.4%

Subtotal	44.1	64.9%	48.1	61.3%
Nationally Diversified	7.3	10.7%	7.5	9.6%
Other states	13.7	20.1%	18.1	23.0%

Total United States	65.1	95.7%	73.7	93.9%

Internationally Diversified	0.2	0.4%	0.3	0.3%
Country specific	2.7	3.9%	4.5	5.8%

Total non-United States	2.9	4.3%	4.8	6.1%

Total	$68.0	100.0%	$78.5	100.0%

11
1

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

The insurance in force and insured gross par outstanding by type of bond, excluding financial obligations guaranteed by MBIA Corp. on behalf of affiliated companies, are presented in the following table:

	As of December 31,
$ in billions	2022		2021
Bond type	Insurance in Force	Gross Par Amount	Insurance in Force	Gross Par Amount
Global public finance—United States:
General obligation (1)	$19.1	$9.1	$22.1	$10.7
Military housing	13.8	6.8	14.3	6.9
Tax-backed	12.2	5.6	14.2	6.8
Municipal utilities	7.6	5.2	8.7	6.0
Transportation	6.9	2.2	7.7	2.6
General obligation—lease	1.3	1.0	1.7	1.2
Higher education	1.1	0.8	1.3	1.0
Health care	0.8	0.6	1.0	0.7
Investor-owned utilities (2)	0.5	0.3	0.6	0.5
Other (3)	0.1	0.1	0.1	0.1

Total United States	63.4	31.7	71.7	36.5

Global public finance—non-United States:
Sovereign-related and sub-sovereign (4)	1.5	1.2	2.0	1.6
Transportation	0.5	0.4	1.2	1.0
International utilities	—	—	0.5	0.5
Other (5)	0.1	0.1	0.1	0.1

Total non-United States	2.1	1.7	3.8	3.2

Total global public finance	65.5	33.4	75.5	39.7

Global structured finance:
Mortgage-backed residential	1.2	0.8	1.5	1.0
Corporate asset-backed	0.5	0.4	0.6	0.4
Mortgage-backed commercial	0.4	0.2	0.4	0.2
Collateralized debt obligations	0.2	0.2	0.3	0.2
Consumer asset-backed	0.2	0.1	0.2	0.2

Total global structured finance	2.5	1.7	3.0	2.0

Total	$68.0	$35.1	$78.5	$41.7

(1)—Includes general obligation unlimited and limited (property) tax bonds, general fund obligation bonds and pension obligation bonds of states, cities, counties, schools and special districts.
(2)—Includes investor owned utilities, industrial development and pollution control revenue bonds.
(3)—Includes stadium related financings, municipal housing and certain non-profit
enterprises.
(4)—Includes regions, departments or their equivalent in each jurisdiction as well as sovereign owned entities that are supported by a sovereign state, region or department.
(5)—Includes municipal owned entities backed by sponsoring local government and tax backed transactions.
Affiliated Financial Obligations Insured by MBIA Corp.
Investment agreement contracts and MTNs issued by the Company’s corporate segment are not included in the previous tables. If MBIA Inc. or these subsidiaries were to have insufficient assets to pay amounts due, MBIA Corp. would be obligated to make such payments under its insurance policies. As of December 31, 2022, the maximum amount of future payments that MBIA Corp. could be required to make under these guarantees is $1.0 billion. These guarantees, which mature through 2037, were entered into on an arm’s length basis. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required

11
2

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover amounts paid under the guarantee.
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
The aggregate amount of insurance in force ceded by MBIA to reinsurers was $2.0 billion and $2.2 billion as of December 31, 2022 and 2021, respectively.
As of December 31, 2022, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $0.9 billion compared with $1.0 billion as of December 31, 2021. As of December 31, 2022, $0.7 billion of the ceded par outstanding was ceded from the Company’s U.S. public finance insurance segment and $155 million was ceded from the Company’s international and structured finance insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. The following table presents information about the Company’s reinsurance agreements as of December 31, 2022 for its U.S. public finance and international and structured finance insurance operations.

In millions
Reinsurers	Standard & Poor’s Rating (Status)	Moody’s Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable/ (Payable) (1)
Assured Guaranty Re Ltd.	AA	WR (2)	$475	$18	$6
	(Stable Outlook)
Assured Guaranty Corp.	AA	A2	372	—	3
	(Stable Outlook)	(Stable Outlook)
Others	A+ or above	WR (2) or above	50	—	—

Total			$897	$18	$9

(1)—Total reinsurance recoverable/(payable) is primarily related to recoverables on paid and unpaid losses net of paid and unpaid salvage due to reinsurers.
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

11
3

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
Statutory Capital and Regulations
National
For 2022, 2021 and 2020, National had a statutory net income of $75 million, $55 million and a statutory net loss of $82 million, respectively. As of December 31, 2022, National’s statutory capital was $1.9 billion, consisting of policyholders’ surplus of $1.5 billion and contingency reserves of $379 million. As of December 31, 2021, National had statutory capital of $2.0 billion.
As of December 31, 2022, National was in compliance with its aggregate risk limits under NYIL, but was not in compliance with certain of its single risk limits.
MBIA Insurance Corporation
For 2022, 2021 and 2020, MBIA Insurance Corporation had a statutory net income of $46 million, statutory net losses of $129 million and $202 million, respectively. As of December 31, 2022, MBIA Insurance Corporation’s statutory capital was $169 million, consisting of policyholders’ surplus of $164 million and contingency reserves of $5 million. As of December 31, 2021, MBIA Insurance Corporation had statutory capital of $134 million. MBIA Insurance Corporation’s policyholders’ surplus as of December 31, 2022 and 2021 included negative unassigned surplus of $1.9 billion. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred.
As of December 31, 2022, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If new overages occur with respect to its single risk limits, MBIA Insurance Corporation will report them to the NYSDFS.
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
During 2022 and 2021, National declared and paid dividends of $72 million and $60 million, respectively, to its ultimate parent,
MBIA Inc.
In 2022, MBIA Insurance Corporation did not declare or pay any dividends to MBIA Inc. or the holders of its preferred stock. MBIA Insurance Corporation is currently unable to pay dividends, including those related to its preferred stock, as a result of its earned surplus deficit as of December 31, 2022 and is not expected to have any statutory capacity to pay dividends in the near term. In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excess contingency reserves in previous periods, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS.

11
4

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15: Benefit Plans
Long-term Incentive Plans
Plan Description
The Company maintains the Amended and Restated MBIA Inc. Omnibus Incentive Plan (the “Omnibus Plan”), which was originally effective upon approval by the shareholders of the Company on May 5, 2005, and subsequently amended on May 7, 2009, May 1, 2012, May 5, 2020 and May 3, 2022. Under the Omnibus Plan a maximum of
17,400,000
shares of the Company’s common stock can be used for any type of award including stock options, performance shares, performance units, restricted stock, restricted stock units and dividend equivalents. Any shares issued under the Omnibus Plan in connection with stock options shall be counted against this limit as
1
share covered by such option. For all awards other than stock options, any shares issued shall be counted against this limit as
1.28
shares for every share issued after the May 1, 2012 amendment and two
shares for every share issued prior to the May 1, 2012 amendment. Currently, the type of equity awards granted by the Company include time- and performance-based restricted stock.
Under the restricted stock component of the Omnibus Plan, certain employees are granted restricted shares of the Company’s common stock. These awards have a restriction period lasting between three to seven years depending on the type of award, after which time the awards fully vest. During the vesting period, these shares may not be sold. Restricted stock may be granted to all employees.
There were 2,424,656 shares available for future grants under the Omnibus Plan as of December 31, 2022.
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
Restricted Stock
The fair value of the restricted shares awarded, net of cancellations, determined on the grant date during 2022 and 2021 was $6 million and $7 million, respectively. The amount of unearned compensation, net of estimated forfeitures, was
 $16 million as of December 31, 2022, which is expected to be recognized as expense over a weighted average period of 1.65 years. Unearned compensation is amortized to expense over the appropriate vesting period.
Compensation expense related to the restricted shares, net of estimated forfeitures, was $12 million, $12 million and $11 million for the years ended December 31, 2022, 2021 and 2020, respectively. There was no tax charge related to the restricted share awards during 2022, 2021 and 2020 after consideration of the Company’s valuation allowance.

11
5

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15: Benefit Plans (continued)

A summary of the Company’s restricted shares outstanding as of December 31, 2022, 2021 and 2020, and changes during the years ended on those dates, is presented in the following table:

	Restricted Share Activity
	2022		2021		2020
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share

Outstanding at beginning of year	5,907,636	$9.1868	5,454,807	$9.5344	5,146,828	$10.0958
Granted	478,670	13.4214	978,866	6.8492	1,003,720	6.8150
Vested	(586,582)	9.2154	(526,037)	8.4418	(448,455)	8.9834
Forfeited	(40,219)	5.9673	—	—	(247,286)	11.1800

Outstanding at end of year	5,759,505	$9.5583	5,907,636	$9.1868	5,454,807	$9.5344

Performance Based Awards
During 2022, 2021 and 2020, the Company granted 216,460, 502,822 and 502,738 restricted shares, respectively, to certain key employees which have a vesting schedule dependent on the achievement of certain stock price targets of the Company. The grants and corresponding compensation expense have been included in the above restricted stock disclosures. As permitted by the accounting guidance for share-based payments, the Company estimates the fair value of awards that contain market performance conditions at the date of grant using a binomial lattice model with a Monte Carlo simulation and recognizes compensation cost over the requisite service period. The binomial lattice model can better incorporate assumptions about a stock price path because the model can accommodate a large number of potential stock prices over the award’s term in comparison to the Black-Scholes model. The Company estimates the fair value of awards that contain internal performance conditions at the date of grant and recognizes compensation cost over the requisite service period if it is probable that the internal performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period and the final compensation cost associated with awards dependent on the achievement of certain internal performance conditions will reflect only those awards that ultimately vest. As of December 31, 2022, certain previously awarded grants did not meet the stock price performance target. The corresponding cancellation of shares has been included in the above restricted stock disclosure. As of December 31, 2021 certain previously awarded grants exceeded the stock price performance target. The corresponding issuance of additional shares has been included in the above restricted stock disclosures. As of December 31, 2020, certain previously awarded grants did not meet the stock price performance target or the internal performance conditions. The corresponding cancellation of shares and expense reversal, if applicable, have been included in the above restricted stock disclosures.
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

11
6

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 15: Benefit Plans (continued)

In addition
to the above two plans, the Company maintains a non-qualified deferred compensation plan. Contributions to the above qualified plans that exceed limitations established by federal regulations are then contributed to the non-qualified deferred compensation plan.
Expenses related to these plans for the years ended December 31, 2022, 2021 and 2020 were $3 million, $4 million, and $4 million respectively.

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
The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
In millions except per share amounts	2022	2021	2020
Basic and diluted earnings per share:
Net income (loss) from continuing operations available to common shareholders	$(149)	$(445)	$(578)
Income (loss) from discontinued operations, net of income taxes	(54)	—	—
Net income (loss) from discontinued operations attributable to noncontrolling interests	(8)	—	—

Net income (loss) from discontinued operations attributable to MBIA Inc.	(46)	—	—

Net income (loss) attributable to MBIA Inc.	$(195)	$(445)	$(578)
Basic and diluted weighted average shares (1)	49.8	49.5	59.1
Net income (loss) per common share attributable to MBIA Inc.—basic and diluted
Continuing operations	$(3.00)	$(8.99)	$(9.78)
Discontinued operations	(0.92)	—	—

Net income (loss) per share attributable to MBIA Inc.—basic and diluted	$(3.92)	$(8.99)	$(9.78)

Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	5.0	5.1	4.6

(1)—Includes
0.8
 million,
0.9
 million and
0.9
 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for each of the years ended December 31, 2022, 2021 and 2020, respectively.

11
7

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 17: Common and Preferred Stock
Common Stock
Share Repurchases
Purchases or repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. The Company believes that share purchases or repurchases can be an appropriate deployment of capital in excess of amounts needed to support the Company’s liquidity while maintaining the claims-paying resources of MBIA Corp. and National, as well as other business needs. Currently, MBIA Inc. or National does not have an authorization approved by the Company’s Board of Directors to repurchase or purchase outstanding MBIA Inc. common shares. Neither MBIA Inc. nor National repurchased or purchased any MBIA Inc. common shares during 2022 and 2021. During 2020, the Company or National purchased or repurchased 26.4 million shares at a cost of $198 million under the repurchase authorization approved by the Company’s Board of Directors in May 2020 and November 2017 and exhausted these share repurchase authorizations.
Preferred Stock
As of December 31, 2022, MBIA Insurance Corporation had 2,759 shares of preferred stock issued and outstanding with a carrying value of $28 million, including 1,444 shares held by MBIA Inc. that were purchased at a weighted average price of $10,900 per share or 10.9% of face value and 1,315 shares held by unaffiliated investors. During 2021, MBIA Inc. did not repurchase any additional shares.
In accordance with MBIA’s fixed-rate election, the dividend rate on the preferred stock was determined using a fixed-rate equivalent of LIBOR plus 200 basis points. Each share of preferred stock has a par value of $1,000 with a liquidation preference of $100,000. The holders of the preferred stock are generally not entitled to any voting rights. Subject to certain requirements, the preferred stock may be redeemed, in whole or in part, at the option of MBIA Corp. at any time or from time to time for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon at the date of redemption for the then current dividend period and any previously accumulated dividends payable without interest on such unpaid dividends. As of December 31, 2022 and 2021, there were no dividends declared on the preferred stock. Payment of dividends on MBIA Corp.’s preferred stock is subject to the same restrictions that apply to dividends on common stock under NYIL.
Note 18: Accumulated Other Comprehensive Income
The following table presents the changes in the components of AOCI for the years ended December 31, 2022, 2021, and 2020:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Instrument-Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, January 1, 2020	$112	$(7)	$(107)	$(2)
Other comprehensive income (loss) before reclassifications	83	(3)	50	130
Amounts reclassified from AOCI	(19)	—	6	(13)

Net period other comprehensive income (loss)	64	(3)	56	117

Balance, December 31, 2020	$176	$(10)	$(51)	$115
Other comprehensive income (loss) before reclassifications	(26)	4	(17)	(39)
Amounts reclassified from AOCI	(12)	—	36	24

Net period other comprehensive income (loss)	(38)	4	19	(15)

Balance, December 31, 2021	$138	$(6)	$(32)	$100
Other comprehensive income (loss) before reclassifications	(362)	2	(31)	(391)
Amounts reclassified from AOCI	(10)	—	18	8

Net period other comprehensive income (loss)	(372)	2	(13)	(383)

Balance, December 31, 2022	$(234)	$(4)	$(45)	$(283)

11
8

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 18: Accumulated Other Comprehensive Income (continued)

The following table presents the details of the reclassifications from AOCI for the years ended December 31, 2022, 2021, and
2020:

In millions	Amounts Reclassified from AOCI Years Ended December 31,
Details about AOCI Components	2022	2021	2020	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gain (loss) on sale of securities	$10	$12	$19	Net realized investment gains (losses)

	10	12	19	Income (loss) before income taxes

	10	12	19	Net income (loss)
Instrument-specific credit risk of liabilities:
Settlement of liabilities	(18)	(36)	(6)	Net gains (losses) on financial instruments at fair value and foreign exchange

Total reclassifications for the period	$(8)	$(24)	$13	Net income (loss)

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
Zohar Litigation
Trust-A
v. Tilton, et al
. (
f/k/a
MBIA Insurance Corp. v. Tilton et al.),
Adversary Case
No. 20-50776
(KBO) (Bankr. Del.)
On July 30, 2020, MBIA Corp. commenced an adversary proceeding in the Zohar Funds Bankruptcy Cases against Lynn Tilton and certain affiliated entities seeking damages incurred by MBIA Corp. in connection with insurance policies it issued on senior notes issued by Zohar I and Zohar II. On July 23, 2021, the court denied in part and granted in part Tilton’s and her affiliated defendants’ motion to dismiss the complaint. The court denied defendants’ motion with respect to MBIA’s claims for breach of contract, tortious interference, unjust enrichment, and malicious prosecution of claims Tilton brought against MBIA in Delaware. On February 1, 2022, MBIA filed its most recent Amended Complaint pursuant to and in accordance with the court’s multiple rulings on defendants’ motion to dismiss and related filings regarding the parties’ pleadings. Defendants filed their Answer to MBIA’s most recent Amended Complaint on April 13, 2022. Following the confirmation of a liquidation plan of the Zohar Collateral by the Delaware Bankruptcy Court and that plan becoming effective on August 2, 2022, MBIA Corp.’s

11
9

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 19: Commitments and Contingencies (continued)

claims in this adversary proceeding, among other assets, were transferred and assigned to a litigation trust (Zohar Litigation
Trust-A,
or “the Trust”) and distributed to MBIA Corp. in the form of interests in the Trust subject to oversight by MBIA Corp. and another former Zohar creditor. As a result, on September 12, 2022, the court ordered the substitution of the Trust, as successor-in-interest
to MBIA Corp., for MBIA Corp. as plaintiff in this adversary proceeding. Accordingly, MBIA Corp. is no longer the plaintiff or party to this adversary proceeding. On September 13, 2022, the Delaware Bankruptcy Court ordered the consolidation of this adversary proceeding for discovery and pretrial proceedings with an adversary proceeding commenced in 2020 by the Zohar Funds against Lynn Tilton in the Delaware Bankruptcy Court. Pursuant to that order, all pleadings concerning the now-consolidated
proceedings shall be filed only in the adversary proceeding captioned
Zohar III, Corp. v. Patriarch Partners, LLC
, Adv. Proc.
No. 20-50534
(KBO).
The Financial Oversight and Management Board for Puerto Rico, as representative of The Puerto Rico Electric Power Authority, et al.
,
Case No.
 17 BK
4780-LTS
(
D.P.R. July 19, 2017) (Swain, J.)
On July 18, 2017, National, together with other PREPA bondholders, asked the court overseeing PREPA’s Title III proceeding to lift the automatic stay, and permit bondholders to seek appointment of a receiver to oversee PREPA. On September 14, 2017, the court held that PROMESA barred relief from the stay. The bondholders appealed the decision to the First Circuit. On August 8, 2018, the First Circuit issued an order reversing the Court’s decision on jurisdictional grounds and remanding the motion. On October 3, 2018, National, together with other monolines filed an updated motion for relief from the automatic stay to allow Movants to exercise their statutory right to have a receiver appointed at PREPA. The Oversight Board filed a motion to dismiss the receiver motion. These motions had been stayed pending completion of a then pending restructuring agreement, but following its termination on March 8, 2022, the Court appointed a mediation panel to engage with the parties on a settlement. The bondholders renewed their motion on September 19, 2022. On September 29, 2022, the Court issued an order continuing its stay of the motion until the earlier of (a) the day after the deadline set by the Court for the Oversight Board to file a proposed plan of adjustment for PREPA, if such plan deadline is not met, or (b) the termination of the plan confirmation process. On January 31, 2023, National entered into the Plan Support Agreement with PREPA wherein National agreed, among other things, to settle its pending litigation with PREPA subject to the approval and implementation of a plan of reorganization incorporating the terms of the PSA.
Cortland Capital Market Services LLC, et al. v. The Financial Oversight and Management Board for Puerto Rico et al.,
Case
No. 19-00396
(D.P.R. July 9, 2019) (Swain, J.)

On July
 9, 2019, the “Fuel Line Lenders,” parties who extended approximately $
700
million to PREPA beginning in 2012 to fund fuel purchases, filed an adversary complaint against the Oversight Board, PREPA, AAFAF, and the Trustee for the PREPA Bonds, alleging that they are entitled to be paid in full before National and other bondholders have any lien on or recourse to PREPA’s assets, including pursuant to the RSA. On September 30, 2019, the Fuel Line Lenders filed an amended complaint which added National, Assured, Syncora, and the Ad Hoc Group as defendants. Defendants moved to dismiss the Fuel Line Lenders’ adversary complaint on November 11, 2019. The Fuel Line Lenders filed their opposition to the motion to dismiss on December 5, 2019. Defendants’ reply in support of the motion to dismiss was filed February 3, 2020. The hearing on the motion to dismiss was adjourned, and subject to Judge Swain’s order dated September 29, 2022, was stayed until further order of the Court. On December 1, 2022, the Fuel Line Lenders entered into a settlement agreement with the Oversight Board subject to the effective date of the proposed PREPA plan of adjustment.
National Public Finance Guarantee Corporation et al. v. UBS Financial Services, Inc. et al.,
No. SJ2019CV07932 (Superior Court San Juan)
On August 8, 2019, National and MBIA Corp. filed suit in the Court of First Instance in San Juan, Puerto Rico against UBS Financial Services, Inc., UBS Securities LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Merrill Lynch, Fenner & Smith Inc., RBC Capital Markets LLC, and Santander Securities LLC, bringing two claims under Puerto Rico law: doctrina de actos propios (the doctrine of one’s own acts) and unilateral declaration of will. These claims concern the insurance by

1
20

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 19: Commitments and Contingencies (continued)

National of bonds issued by the Commonwealth of Puerto Rico and its instrumentalities that were underwritten by these defendants. National alleges that, when the defendants solicited bond insurance, they represented through their acts that they would investigate certain information they provided to National and that they had a reasonable basis to believe that information was true and complete. National further alleges that the defendants did not perform such investigations and that key information was untrue or incomplete. National seeks damages to be proven at trial. On September 16, 2020, Defendants filed a motion to dismiss the complaint. National filed its objection to that motion on October 7, 2020, and briefing concluded on November 30, 2020. On June 2, 2021, the Superior Court denied Defendants’ motion to dismiss. Defendants appealed but filed an answer to the complaint on July 15, 2021. On December 17, 2021, the Commonwealth of Puerto Rico Court of Appeals issued a judgment reversing the Superior Court’s decision on the motion to dismiss. On January 4, 2022, National filed with the Court of Appeals a motion for reconsideration of its judgment concerning the motion to dismiss. On February 17, 2022, the Court of Appeals issued an order denying National’s motion for reconsideration. On March 23, 2022, National filed a Petition for Certiorari to the Supreme Court of the Commonwealth of Puerto Rico, which was denied on May 13, 2022. On May 27, 2022 National filed a motion for reconsideration. On June 8, 2022 Defendants filed their response to National’s motion for reconsideration. On October 14, 2022, the motion was denied. On October 19, 2022, National filed a renewed motion for reconsideration and a motion seeking review of that motion by the whole of the Puerto Rico Supreme court. Defendants have objected to both motions. On January 13, 2023, the Supreme Court of Puerto Rico denied National’s renewed motion for reconsideration.
Complaint Objecting to Defendant’s Claims and Seeking Related Relief
, Case No.
17-BK-4780-LTS
(D.P.R. July 1, 2019)
On July 1, 2019, the Oversight Board and AAFAF filed an adversary complaint against the Trustee for the PREPA bonds, challenging the validity of the liens arising under the Trust Agreement securing the insurance obligations of National. On September 30, 2022, the Oversight Board filed an amended complaint objecting to: (1) the secured claims asserted by the Trustee in PREPA’s assets; and (2) all unsecured claims of the Trustee, including as a result of the disallowance of the Trustee’s claims. The Oversight Board alleges that the Trustee’s security interest in PREPA’s property is limited to moneys deposited to the credit of the sinking fund and subordinate funds, and are non-recourse
except as to the same sinking and subordinate funds moneys actually deposited. In addition it asserts that the Trust Agreement does not grant security interests in any of the covenants or remedies thereunder, that any security interests in deposit accounts other than those held by the Trustee are unperfected, and that there can be no security interest in the covenants and remedies, and if so, would be unperfected. The Defendants, including National, filed an answer and counterclaim on October 17, 2022. On October 24, 2022, the Oversight Board and Defendants each filed summary judgement motions seeking expedited resolution of certain counts in the amended complaint. The Court set February 1, 2023 as the hearing date for the summary judgement motions.
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
Leases
The Company has a lease agreement for its headquarters in Purchase, New York. The initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation

12
1

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 19: Commitments and Contingencies (continued)

clauses and a free rent period. This lease agreement has been classified as an operating lease and the Company recognizes operating rent expense on a straight-line basis. The following below table presents the Company’s operating lease information as of December 31, 2022:

$ in millions	As of December 31, 2022	Balance Sheet Location
Right-of-use asset	$17	Other assets
Lease liability	$17	Other liabilities
Weighted average remaining lease term (years)	7.1
Discount rate used for operating leases	7.5%
Total future minimum lease payments	$23

12
2

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022, the end of the period covered by this report.

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

Management has assessed the effectiveness of MBIA Inc.’s internal control over financial reporting as of December 31, 2022. In making its assessment, management used the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2022 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements.”

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2022.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors will be set forth under “Proposals for Shareholder Approval Recommended by the Board—Proposal 1: Election of Directors” and “Board of Directors Corporate Governance—The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed within 120 days of the end of our fiscal year ended December 31, 2022 (the “Proxy Statement”) and is incorporated by reference.

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

The following table provides information as of December 31, 2022, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans refer to “Note 15: Benefit Plans” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	20,781	$10.56	2,582,517
Equity compensation plans not approved by security holders	—	—	—

Total	20,781	$10.56	2,582,517

(1)—Represents phantom shares granted under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors.

(2)—Includes 2,424,656 shares of common stock available for future grants under the MBIA Inc. 2005 Omnibus Incentive Plan and 157,861 shares of common stock available for future grants under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors.

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

(a)	Financial Statements and Financial Statement Schedules and Exhibits

1. Financial Statements

The following financial statements of MBIA Inc. have been included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated balance sheets as of December 31, 2022 and 2021.

Consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020.

Consolidated statements of comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020.

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2022, 2021 and 2020.

Consolidated statements of cash flows for the years ended December 31, 2022, 2021 and 2020.

Notes to consolidated financial statements.

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this Annual Report on Form 10-K.

Schedule	Title
I.	Summary of investments, other than investments in related parties, as of December 31, 2022.
II.	Condensed financial information of Registrant:
Condensed balance sheets as of December 31, 2022 and 2021.
Condensed statements of operations for the years ended December 31, 2022, 2021 and 2020.
Condensed statements of cash flows for the years ended December 31, 2022, 2021 and 2020.
Notes to condensed financial statements.
IV.	Reinsurance for the years ended December 31, 2022, 2021 and 2020.

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

3.2. By-Laws as Amended as of March 27, 2020 incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022.

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

In accordance with Item 601(b)(4)(iii) of Regulation S-K, certain instruments defining the rights of holders of long term debt of the Company and its consolidated subsidiaries pursuant to which the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis are not filed herewith. The Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

10. Material Contracts

Executive Compensation Plans and Arrangements

The following Exhibits identify all existing executive compensation plans and arrangements:

10.1. MBIA Inc. Annual Incentive Plan, effective January 1, 2016, incorporated by reference to Exhibit A to the Company’s Proxy Statement filed on March 24, 2015.

10.2. Amended and Restated MBIA Inc. Omnibus Incentive Plan, as amended through May 3, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on May 16, 2022.

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

Item 15. Exhibits, Financial Statement Schedules (continued)

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

10.13. Form of Restricted Stock Agreement Template between MBIA Inc. and (Named Executive Officers/ Grantees) for grants of restricted stock pursuant to the Amended and Restated MBIA Inc. Omnibus Incentive Plan, as amended, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Item 15. Exhibits, Financial Statement Schedules (continued)

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

104. Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBIA Inc. (Registrant)

Dated: February 28, 2023	By	/s/ William C. Fallon
	Name:	William C. Fallon
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Fallon William C. Fallon	Director and Chief Executive Officer	February 28, 2023

/s/ Anthony McKiernan Anthony McKiernan	Chief Financial Officer	February 28, 2023

/s/ Joseph R. Schachinger Joseph R. Schachinger	Assistant Vice President and Controller (Chief Accounting Officer)	February 28, 2023

/s/ Charles R. Rinehart Charles R. Rinehart	Chairman and Director	February 28, 2023

/s/ Diane L. Dewbrey Diane L. Dewbrey	Director	February 28, 2023

/s/ Steven J. Gilbert Steven J. Gilbert	Director	February 28, 2023

/s/ Janice L. Innis-Thompson Janice L. Innis-Thompson	Director	February 28, 2023

/s/ Theodore Shasta Theodore Shasta	Director	February 28, 2023

/s/ Richard C. Vaughan Richard C. Vaughan	Director	February 28, 2023

SCHEDULE I
MBIA INC. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2022
(In millions)

	December 31, 2022
Type of investment	Cost	Fair Value	Amount at which shown in the balance sheet
Available-for-sale:
U.S. Treasury and government agency	$427	$394	$394
State and municipal bonds	173	164	164
Foreign governments	18	15	15
Corporate obligations	862	715	715
Mortgage-backed securities:
Residential mortgage-backed agency	217	195	195
Residential mortgage-backed non-agency	96	88	88
Commercial mortgage-backed	24	23	23
Asset-backed securities:
Collateralized debt obligations	117	112	112
Other asset-backed	110	106	106

Total long-term available-for-sale	2,044	1,812	1,812
Short-term available-for-sale	119	119	119

Total available-for-sale	2,163	1,931	1,931
Investments at fair value	775	745	745

Total investments	$2,938	$2,676	$2,676

Assets of consolidated variable interest entities:
Investments at fair value	$63	$47	$47
Loans receivable	113	78	78

Total investments of consolidated variable interest entities	$176	$125	$125

13
1

SCHEDULE II
MBIA INC. (PARENT COMPANY)
CONDENSED BALANCE SHEETS
(In millions except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $463 and $556)	$431	$618
Investments pledged as collateral, at fair value (amortized cos t $ - and $3)	—	4
Short-term investments held as available-for-sale, at fair value (amortized cost $95 and $52)	95	52

Total investments	526	674
Cash and cash equivalents	16	15
Investment in wholly-owned subsidiaries	—	336
Other assets	9	5

Total assets	$551	$1,030

Liabilities and Shareholders’ Equity

Liabilities:
Investment agreements	$233	$274
Long-term debt	278	306
Affiliate loans payable	535	579
Income taxes payable	—	3
Derivative liabilities	48	130
Accumulated loss of wholly-owned subsidiaries	333	—
Other liabilities	6	51

Total liabilities	1,433	1,343

Shareholders’ Equity:
Preferred stock, par value $1 per share; authorized shares—10,000,000; issued and outstanding—none	—	—
Common stock, par value $1 per share; authorized shares—400,000,000; issued shares—283,186,115 and 283,186,115	283	283
Additional paid-in capital	2,925	2,931
Retained earnings (deficit)	(653)	(458)
Accumulated other comprehensive income (loss), net of tax	(283)	100
Treasury stock, at cost—228,333,444 and 228,630,003 shares	(3,154)	(3,169)

Total shareholders’ equity of MBIA Inc.	(882)	(313)

Total liabilities and shareholders’ equity	$551	$1,030

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

13
2

SCHEDULE II
MBIA INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(In millions)

	Years ended December 31,
	2022	2021	2020
Revenues:
Net investment income	$20	$26	$28
Net realized investment gains (losses)	(10)	3	11
Net gains (losses) on financial instruments at fair value and foreign exchange	110	49	(78)
Net gains (losses) on extinguishment of debt	5	30	—
Other net realized gains (losses)	—	(6)	—

Total revenues	125	102	(39)

Expenses:
Operating	11	10	10
Interest	76	75	83

Total expenses	87	85	93

Gain (loss) before income taxes and equity in earnings of subsidiaries	38	17	(132)
Provision (benefit) for income taxes	(3)	(3)	(4)

Gain (loss) before equity in earnings of subsidiaries	41	20	(128)
Equity in net income (loss) of subsidiaries	(236)	(465)	(450)

Net income (loss)	$(195)	$(445)	$(578)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

13
3

SCHEDULE II
MBIA INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Years ended December 31,
	2022	2021	2020
Cash flows from operating activities:

Investment income received	$89	$80	$101
Operating expenses paid and other operating	(25)	(14)	(47)
Interest paid, net of interest converted to principal	(51)	(50)	(60)
Income taxes (paid) received	(1)	6	5

Net cash provided (used) by operating activities	12	22	(1)

Cash flows from investing activities:
Purchases of available-for-sale investments	(86)	(150)	(216)
Sales of available-for-sale investments	149	202	183
Paydowns and maturities of available-for-sale investments	18	20	41
Purchases of investments at fair value	—	(2)	(2)
Sales, paydowns and maturities of investments at fair value	—	3	2
Sales, paydowns and maturities (purchases) of short-term investments, net	(41)	(27)	137
(Payments) proceeds for derivative settlements	(10)	(17)	(16)
Return of capital from subsidiaries	74	11	—

Net cash provided (used) by investing activities	104	40	129

Cash flows from financing activities:
Proceeds from investment agreements	8	2	12
Principal paydowns of investment agreements	(54)	(2)	(18)
Principal paydowns of long-term debt	—	—	(115)
Payments for affiliate loans	(74)	(81)	—
Restricted stock awards settlements	6	8	8

Net cash provided (used) by financing activities	(114)	(73)	(113)

Effect of exchange rates on cash and cash equivalents	(1)	—	—
Net increase (decrease) in cash and cash equivalents	1	(11)	15
Cash and cash equivalents—beginning of year	15	26	11

Cash and cash equivalents—end of year	$16	$15	$26

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(195)	$(445)	$(578)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Intercompany accounts receivable	(25)	(7)	(39)
Current income taxes	(1)	6	5
Equity in earnings of subsidiaries	235	465	450
Dividends from subsidiaries	72	60	81
Net realized investment gains (losses)	10	—	—
Net (gains) losses on financial instruments at fair value and foreign exchange	(110)	(52)	67
Deferred income tax provision (benefit)	(3)	(3)	(4)
(Gains) losses on extinguishment of debt	(5)	(30)	—
Other operating	34	28	17

Total adjustments to net income (loss)	207	467	577

Net cash provided (used) by operating activities	$12	$22	$(1)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

13
4

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
The Parent Company is subject to the same liquidity risks and uncertainties as described in footnote 1 to the Company’s consolidated financial statements. As of December 31, 2022, the liquidity position of the Parent Company, which included cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds for general corporate purposes, excluding the amount held in escrow under its tax sharing agreement, was $230 million.
During 2022, MBIA Corp. purchased $24 million principal amount of the Parent Company 6.625% Debentures due 2028, $4 million principal amount of Parent Company 7.150% Debentures due 2027 and $1 million principal amount of the Parent Company 7.000% Debentures due 2025. During 2021, MBIA Corp. purchased $5 million principal amount of the Parent Company 6.625% Debentures due 2028 and $1 million principal amount of the Parent Company 7.150% Debentures due 2027. Additionally, as of December 31, 2022, National owned $308 million principal amount of the 5.700% Senior Notes due 2034 and $10 million principal amount of the Parent Company 7.000% Debentures due 2025, and the Parent Company, through its corporate segment, owned $13 million of MBIA Corp. surplus notes. These amounts are eliminated from the Parent Company’s condensed balance sheet.
2. Accounting Policies
The Parent Company carries its investments in subsidiaries under the equity method.
For a further discussion of significant accounting policies and recent accounting pronouncements, refer to footnotes 2 and 3 to the Company’s consolidated financial statements.
3. Dividends from Subsidiaries
During 2022, National declared and paid a dividend of $72 million to its ultimate parent, MBIA Inc.
During 2021, National declared and paid dividends of $60 million to its ultimate parent, MBIA Inc.
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

13
5

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
5. Obligations under Investment Agreements
Refer to footnote 10 to the Company’s consolidated financial statements for information of investment agreements.
6. Pledged Collateral
Substantially all of the obligations under investment agreements require the Parent Company and its subsidiaries to pledge securities as collateral. As of December 31, 2022 and 2021, the fair value of securities pledged as collateral with respect to these investment agreements approximated $251 million and $280 million, respectively. The Parent Company’s collateral as of December 31, 2022, consisted principally of U.S. Treasury and government agency and state and municipal bonds, and was primarily held with major U.S. banks.
Under derivative contracts entered into by the Parent Company, collateral postings are required by either the Parent Company or the counterparty when the aggregate market value of derivative contracts entered into with the same counterparty exceeds a predefined threshold. As of December 31, 2022 and 2021, the Parent Company and its subsidiaries pledged securities with a fair value of $73 million and $159 million, respectively, to derivative counterparties.
7. Affiliate Loans Payable
Affiliate loans payable consists of loans payable to MBIA Global Funding, LLC (“GFL”). GFL raised funds through the issuance of medium-term notes with varying maturities, which were, in turn, guaranteed by MBIA Corp. GFL lent the proceeds of these medium-term note issuances to the Parent Company.

13
6

SCHEDULE IV
MBIA INC. AND SUBSIDIARIES
REINSURANCE
Years Ended December 31, 2022, 2021 and 2020
(In millions)

Column A Insurance Premium Written	Column B Direct Amount	Column C Ceded to Others	Column D Assumed From Other Companies	Column E Net Amount	Column F Percentage of Amount Assumed to Net
2022	$(3)	$—	$—	$(3)	0%

2021	$8	$2	$—	$6	0%

2020	$1	$1	$—	$—	0%

13
7