Form 10-Q
period 2023-03-31
MBIA INC
filed 2023-05-09
CIK 814585

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes
☐
    No
☒
As of May 2, 2023, 54,885,481 shares of Common Stock, par value $1 per share, were outstanding.

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

The above factors provide a summary of and are qualified in their entirety by the risk factors discussed under “Risk Factors” in Part II, Other Information, Item 1A included in Quarterly Report on Form 10-Q. The Company encourages readers to review these risk factors in their entirety.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MBIA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $2,141 and $2,044)	$1,957	$1,812
Investments carried at fair value	355	511
Short-term investments, at fair value (amortized cost $367 and $353)	368	353

Total investments	2,680	2,676
Cash and cash equivalents	67	50
Premiums receivable (net of allowance for credit losses $0 and $0)	160	160
Deferred acquisition costs	35	35
Insurance loss recoverable	95	137
Assets held for sale	83	80
Other assets	67	73
Assets of consolidated variable interest entities:
Cash	16	16
Investments carried at fair value	22	47
Loans receivable at fair value	83	78
Other assets	9	23

Total assets	$3,317	$3,375

Liabilities and Equity
Liabilities:
Unearned premium revenue	$257	$266
Loss and loss adjustment expense reserves	379	439
Long-term debt	2,467	2,428
Medium-term notes (includes financial instruments carried at fair value of $42 and $41)	507	501
Investment agreements	233	233
Derivative liabilities	57	49
Liabilities held for sale	68	61
Other liabilities	81	94
Liabilities of consolidated variable interest entities:
Variable interest entity debt (includes financial instruments carried at fair value of $154 and $172)	156	174
Derivative liabilities	11	6

Total liabilities	4,216	4,251

Commitments and contingencies (Refer to Note 13: Commitments and Contingencies)
Equity:
Preferred stock, par value $1 per share; authorized shares — 10,000,000; issued and outstanding—none	-	-
Common stock, par value $1 per share; authorized shares — 400,000,000; issued shares — 283,186,115 and 283,186,115	283	283
Additional paid-in capital	2,915	2,925
Retained earnings (deficit)	(746)	(653)
Accumulated other comprehensive income (loss), net of tax of $7 and $8	(221)	(283)
Treasury stock, at cost — 228,221,641 and 228,333,444 shares	(3,143)	(3,154)

Total shareholders’ equity of MBIA Inc.	(912)	(882)
Preferred stock of subsidiary and noncontrolling interest held for sale	13	6

Total equity	(899)	(876)

Total liabilities and equity	$3,317	$3,375

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Premiums earned:
Scheduled premiums earned	$10	$11
Refunding premiums earned	-	4

Premiums earned (net of ceded premiums of $- and $-)	10	15
Net investment income	26	18
Net realized investment gains (losses)	(3)	(3)
Net gains (losses) on financial instruments at fair value and foreign exchange	(13)	17
Other net realized gains (losses)	-	(3)
Revenues of consolidated variable interest entities:
Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	(4)
Other net realized gains (losses)	(15)	-

Total revenues	2	40
Expenses:
Losses and loss adjustment	6	49
Amortization of deferred acquisition costs	2	2
Operating	22	19
Interest	51	41
Expenses of consolidated variable interest entities:
Operating	4	2

Total expenses	85	113

Income (loss) from continuing operations before income taxes	(83)	(73)
Provision (benefit) for income taxes	-	-

Income (loss) from continuing operations	(83)	(73)
Income (loss) from discontinued operations, net of income taxes	(3)	-

Net income (loss)	(86)	(73)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	7	-

Net income (loss) attributable to MBIA Inc.	$(93)	$(73)

Net income (loss) per common share attributable to MBIA Inc. - basic and diluted
Continuing operations	$(1.67)	$(1.48)
Discontinued operations	(0.19)	-

Net income (loss) per common share attributable to MBIA Inc. - basic and diluted	$(1.86)	$(1.48)

Weighted average number of common shares outstanding:
Basic	49,945,917	49,631,448
Diluted	49,945,917	49,631,448
The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022

Net income (loss) attributable to MBIA Inc.	$(93)	$(73)
Other comprehensive income (loss):
Available-for-sale securities with no credit losses:
Unrealized gains (losses) arising during the period	43	(171)
Reclassification adjustments for (gains) losses included in net income (loss)	5	-
Foreign currency translation gains (losses)	(1)	-
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	1	(14)
Reclassification adjustments for (gains) losses included in net income (loss)	14	3

Total other comprehensive income (loss)	62	(182)

Comprehensive income (loss) attributable to MBIA Inc.	$(31)	$(255)

The accompanying notes are
an
integral part
of
the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions except share amounts)

	Three Months Ended March 31,
	2023	2022
Common shares
Balance at beginning and end of period	283,186,115	283,186,115
Common stock amount
Balance at beginning and end of period	$283	$283
Additional paid-in capital
Balance at beginning of period	$2,925	$2,931
Period change	(10)	(12)

Balance at end of period	$2,915	$2,919
Retained earnings (deficit)
Balance at beginning of period	$(653)	$(458)
Net income (loss) attributable to MBIA Inc.	(93)	(73)

Balance at end of period	$(746)	$(531)
Accumulated other comprehensive income (loss)
Balance at beginning of period	$(283)	$100
Other comprehensive income (loss)	62	(182)

Balance at end of period	$(221)	$(82)
Treasury shares
Balance at beginning of period	(228,333,444)	(228,630,003)
Share-based compensation	111,803	300,888

Balance at end of period	(228,221,641)	(228,329,115)
Treasury stock amount
Balance at beginning of period	$(3,154)	$(3,169)
Share-based compensation	11	15

Balance at end of period	$(3,143)	$(3,154)
Total shareholders’ equity of MBIA Inc.
Balance at beginning of period	$(882)	$(313)
Period change	(30)	(252)

Balance at end of period	$(912)	$(565)

Preferred stock of subsidiary shares
Balance at beginning and end of period	1,315	1,315
Preferred stock of subsidiary and noncontrolling interest held for sale
Balance at beginning and end of period	$6	$13
Period change	7	-

Balance at end of period	$13	$13

Total equity	$(899)	$(552)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Premiums, fees and reimbursements received	$2	$2
Investment income received	26	19
Financial guarantee losses and loss adjustment expenses paid	(28)	(336)
Proceeds from recoveries and reinsurance, net of salvage paid to reinsurers	3	622
Operating expenses paid and other operating	(34)	(22)
Other proceeds from consolidated variable interest entities	15	-
Interest paid, net of interest converted to principal	(14)	(12)
Cash (used) provided by discontinued operations	(6)	-

Net cash provided (used) by operating activities	(36)	273

Cash flows from investing activities:
Purchases of available-for-sale investments	(247)	(352)
Sales of available-for-sale investments	98	106
Paydowns and maturities of available-for-sale investments	49	65
Purchases of investments at fair value	(24)	(47)
Sales, paydowns, maturities and other proceeds of investments at fair value	206	44
Sales, paydowns and maturities (purchases) of short-term investments, net	(13)	(68)
Paydowns and maturities of loans receivable	3	2
(Payments) proceeds for derivative settlements	(1)	(4)

Net cash provided (used) by investing activities	71	(254)

Cash flows from financing activities:
Proceeds from investment agreements	2	2
Principal paydowns of investment agreements	(1)	(1)
Principal paydowns of variable interest entity debt	(21)	(11)
Principal paydowns of long-term debt	-	(17)
Purchases of treasury stock	(4)	(2)
Cash provided (used) by discontinued operations	4	-

Net cash provided (used) by financing activities	(20)	(29)

Effect of exchange rate changes on cash and cash equivalents	-	1
Net increase (decrease) in cash and cash equivalents	15	(9)
Cash and cash equivalents—beginning of period	78	160

Cash and cash equivalents—end of period	$93	$151

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(86)	$(73)
Income (loss) from discontinued operations, net of income taxes	(3)	-

Income (loss) from continuing operations	(83)	(73)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities:
Change in:
Accrued investment income	-	(5)
Unearned premium revenue	(9)	(15)
Loss and loss adjustment expense reserves	(66)	(13)
Insurance loss recoverable	42	392
Accrued interest payable	34	24
Other assets and liabilities	7	(36)
Net realized investment gains (losses)	3	3
Net (gains) losses on financial instruments at fair value and foreign exchange	16	(13)
Other net realized (gains) losses	15	3
Other operating	5	6

Total adjustments to income (loss) from continuing operations	47	346

Net cash provided (used) by operating activities	$(36)	$273

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
Business Developments
Puerto Rico
On January 1, 2023, the Puerto Rico Electric Power Authority (“PREPA”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $18 million. As of March 31, 2023, National had $1.0 billion of debt service outstanding related to the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”), of which $926 million related to PREPA.
PREPA
On March 8, 2022, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) and PREPA terminated the restructuring support agreement. On April 8, 2022, the Court appointed a new panel of judges to commence mediation among the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), the Ad Hoc creditor group of holders of PREPA Senior Bonds, Assured, National and Syncora. The mediation initially terminated on September 16, 2022; however on September 29, 2022 the Court entered an order restarting mediation through January 31, 2023. Mediation has since been further continued until July 28, 2023. On January 31, 2023, National entered into the PREPA Plan Support Agreement (“PREPA PSA”) with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. On February 9, 2023, the Oversight Board filed an amendment to PREPA’s Plan of Adjustment originally filed with the Title III Court on December 16, 2022 (the “Amended Plan”), that reflects the entry into the PREPA PSA and the settlement described therein. The PREPA PSA provides, among other things, for the consensual resolution of the treatment of claims held by National related to insured PREPA revenue bonds and the settlement of National’s participation in litigation related to such claims. The PREPA PSA provides that, upon the effective date of a plan of adjustment, National shall receive in exchange for its bond and reimbursement claims newly issued PREPA secured revenue bonds together with certain fees and expense reimbursement payments, including an interim payment subject to regulatory approval. The PREPA PSA also provides National with the potential to receive additional consideration. The PREPA PSA remains subject to a number of conditions, including (but not limited to) the Title III Court’s approval, and confirmation and effectiveness, of the Amended Plan. There is no assurance that the Amended Plan or a substantially similar plan of adjustment will ultimately be confirmed and go effective.
Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for a further discussion of the Company’s Puerto Rico reserves and recoveries.
Zohar CDOs
Payment of claims on MBIA Corp.’s policies insuring the
Class A-1
and
A-2
notes issued by Zohar collateralized debt obligation (“CDO”)
2003-1,
Limited (“Zohar I”) and Zohar II
2005-1,
Limited (“Zohar II”) (collectively, the “Zohar CDOs”), entitled MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. MBIA Corp. has anticipated that it would receive substantial recoveries on the loans made to, and equity interests in, companies that, until late March of 2020, were purportedly controlled and managed by the sponsor and former collateral manager of the Zohar CDOs (collectively, the “Zohar Collateral”). Since March of 2018
,
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

Discontinued Operations
For those portfolio companies in which the Company acquired an interest and which have met the criteria for held for sale classification in accordance with ASC 360, the Company classified these entities as held for disposition. Accordingly, the Company classified the assets and liabilities of consolidated portfolio companies and the interests in certain nonconsolidated portfolio companies as held for sale. Furthermore, as these entities met the one-year probable sale criteria on the acquisition date, and the remaining held for sale criteria within a short period following the acquisition date, these entities were classified as discontinued operations in accordance with ASC 205. As of March 31, 2023 and December 31, 2022, the assets and liabilities of these entities are presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheet. Additionally, the results of operations for these entities are classified as “Income from discontinued operations, net of income taxes” on the
Company’s consolidated statement
of
operations for the three months ended March 31, 2023.
In the first quarter of 2023, the Company recorded income from discontinued operations, net of income taxes of $18 million to correct the overstatement of a loss recognized in the fourth quarter of 2022 related to the loss on disposal group. Additionally, the Company recorded a loss from discontinued operations attributable to noncontrolling interests in the first quarter of 2023 of $8 million to correct the overstatement of a loss attributable to noncontrolling interests recognized in the fourth quarter of 2022. The Company evaluated the materiality of these errors in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and concluded that these errors, individually and in the aggregate, were immaterial to the three months ended March 31, 2023 and the prior period to which these errors relate.
The following table summarizes the components of assets and liabilities held for sale:

	As of
In millions	March 31, 2023	December 31, 2022
Assets held for sale
Cash	$10	$12
Accounts receivable	21	24
Goodwill	90	90
Other assets	13	8
Loss on disposal group	(51)	(54)

Total assets held for sale	$83	$80

Liabilities held for sale
Accounts payable	$11	$12
Debt	34	30
Accrued expenses and other	23	19

Total liabilities held for sale	$68	$61

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Business Developments and Risks and Uncertainties (continued)

The results of operations from discontinued operations for the three months ended March 31, 2023 consist of the following:

In millions

Revenues
Revenues	$32
Cost of sales	17

Total revenues from discontinued operations	15
Expenses
Operating	20
Interest	1
Increase (decrease) on loss on disposal group	(3)

Total expenses from discontinued operations	18

Income (loss) before income taxes from discontinued operations	(3)
Provision (benefit) for income taxes from discontinued operations	-

Income (loss) from discontinued operations, net of income taxes	$(3)

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
Note 2: Significant Accounting Policies
The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form
10-K.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form
10-K
for the year ended December 31, 2022. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position and results of operations. All material intercompany balances and transactions have been eliminated.
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
The results of operations for the three months ended March 31, 2023 may not be indicative of the results that may be expected for the year ending December 31, 2023. The December 31, 2022 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods.
Note 3: Recent Accounting Pronouncements
Recently Adopted Accounting Standards
During the three months ended March 31, 2023, the Company did not adopt any new accounting pronouncements that had a material impact on its consolidated financial statements.

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
Consolidated VIEs
The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIE are present according to the design and characteristics of these entities. During the first quarter of 2023, the Company deconsolidated one structured finance VIE due to the prepayment of the outstanding notes of the VIE and recorded losses of $15 million primarily due to credit losses in AOCI that were released to earnings. During the first quarter of 2022, there were no consolidation or deconsolidation of VIEs by the Company. Consolidation and deconsolidation gains and losses, if any, are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs
The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of March 31, 2023 and December 31, 2022. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	March 31, 2023
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$977	$75	$6	$22	$4	$289
Consumer asset-backed	152	-	-	1	1	4
Corporate asset-backed	437	-	3	7	3	-

Total global structured finance	1,566	75	9	30	8	293
Global public finance	226	-	4	-	4	-

Total insurance	$1,792	$75	$13	$30	$12	$293

	December 31, 2022
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$996	$75	$6	$21	$4	$277
Consumer asset-backed	164	-	-	-	1	5
Corporate asset-backed	450	-	3	7	3	-

Total global structured finance	1,610	75	9	28	8	282
Global public finance	230	-	5	-	4	-

Total insurance	$1,840	$75	$14	$28	$12	$282

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
RMBS Case Basis Reserves (Financial Guarantees)
The Company’s RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company calculated RMBS case basis reserves as of March 31, 2023 using a process called the Roll Rate Methodology (“Roll Rate Methodology”). The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Roll Rate is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off or liquidated. The loss reserve estimates are based on a probability-weighted average of potential scenarios of loan losses. Additional data used for both first and second-lien loans include historic averages of deal specific voluntary prepayment rates, forward projections of the LIBOR interest rates, and historic averages of deal-specific loss severities. Where applicable, the Company factors in termination scenarios when clean up calls are imminent.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Summary of Loss and LAE Reserves and Recoveries
The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs for the international and structured finance insurance segment, which are included in the Company’s consolidated balance sheets as of March 31, 2023 and December 31, 2022 are presented in the following table:

	As of March 31, 2023		As of December 31, 2022
In millions -	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (1)	Insurance loss recoverable	Loss and LAE reserves (1)
U.S. Public Finance Insurance	$63	$85	$107	$154
International and Structured Finance Insurance:
Before VIE eliminations	34	458	32	488
VIE eliminations	(2)	(164)	(2)	(203)

Total international and structured finance insurance	32	294	30	285

Total	$95	$379	$137	$439

(1) - Amounts are net of estimated recoveries of expected future claims.
Changes in Loss and LAE Reserves
Loss and LAE reserves represent the Company’s estimate of future claims and LAE payments, net of any future recoveries of such payments. The following table presents changes in the Company’s loss and LAE reserves for the three months ended March 31, 2023. Changes in loss and LAE reserves, with the exception of loss and LAE payments and the impact of the revaluation of loss reserves denominated in amounts other than U.S. dollars, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of March 31, 2023, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 3.80%. LAE reserves are generally expected to be settled within a one-year
period and are not discounted. As of March 31, 2023 and December 31, 2022, the Company’s gross loss and LAE reserves included $10 million and $12 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Three Months Ended March 31, 2023
Gross Loss and LAE Reserves as of December 31, 2022	Loss and LAE Payments	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions (1)	Changes in Unearned Premium Revenue	Gross Loss and LAE Reserves as of March 31, 2023
$439	$(28)	$4	$11	$(47)	$-	$379

(1) -Includes changes in amount and timing of estimated payments and recoveries.
The Company’s loss and LAE reserves declined from December 31, 2022, primarily due to a reduction in expected future cash claims payments, in certain circumstances and scenarios, whereby National will utilize a portion of
new collateral expected as salvage received from PREPA to pay current National policyholders, therefore reducing future liabilities. The loss and LAE liability also decreased due to claim payments. The above decreases were partially offset by an increase in case reserves on our first-lien RMBS portfolio as a result of
a decline in risk-free rates, which caused future liabilities, net of recoveries, to increase.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Changes in Insurance Loss Recoverable
Insurance loss recoverable represents the Company’s estimate of expected recoveries on paid claims and LAE. The Company recognizes potential recoveries on paid claims based on the probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. The following table presents changes in the Company’s insurance loss recoverable for the three months ended March 31, 2023. Changes in insurance loss recoverable with the exception of collections, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable
		for the Three Months Ended March 31, 2023
In millions	Gross Recoverable as of December 31, 2022	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Gross Recoverable as of March 31, 2023
Insurance loss recoverable	$137	$(2)	$1	$1	$(42)	$95

The decrease in the Company’s insurance loss recoverable reflected in the preceding table was primarily due to a reallocation of salvage from the insurance loss recoverable to a contra loss and LAE, due to the expectation, in certain circumstances and scenarios, for National to utilize a portion of new collateral received from PREPA to pay current National policyholders, and to a lesser extent a decline in the expected market price of the bonds on the estimated date to be received.
Loss and LAE Activity
For the three months ended March 31, 2023, loss and LAE incurred primarily related to a decrease in risk-free rates during 2023, which caused loss liabilities to increase on our first-lien RMBS portfolio.
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
Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended March 31, 2023 and 2022, gross LAE related to remediating insured obligations were $2 million and $5 million, respectively.

1
4

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Surveillance Categories
The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of March 31, 2023:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	41	1	-	100	142
Number of issues (1)	15	1	-	79	95
Remaining weighted average contract period (in years)	5.8	0.8	-	7.0	6.4
Gross insured contractual payments outstanding: (2)
Principal	$1,496	$2	$-	$1,441	$2,939
Interest	1,751	-	-	572	2,323

Total	$3,247	$2	$-	$2,013	$5,262

Gross Claim Liability (3)	$-	$-	$-	$591	$591
Less:
Gross Potential Recoveries (4)	-	-	-	152	152
Discount, net (5)	-	-	-	156	156

Net claim liability (recoverable)	$-	$-	$-	$283	$283

Unearned premium revenue	$10	$-	$-	$9	$19
Reinsurance recoverable on paid and unpaid losses (6)					$3

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	The gross claim liability with respect to Puerto Rico exposures are net of expected recoveries for policies in a net payable position.

(4) -	Gross potential recoveries with respect to certain Puerto Rico exposures are net of the claim liability for policies in a net recoverable position.

(5) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

(6) -	Included in “Other assets” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2022:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	57	3	-	101	161
Number of issues (1)	17	2	-	80	99
Remaining weighted average contract period (in years)	5.7	2.4	-	7.2	6.4
Gross insured contractual payments outstanding: (2)
Principal	$1,723	$4	$-	$1,458	$3,185
Interest	1,905	1	-	602	2,508

Total	$3,628	$5	$-	$2,060	$5,693

Gross Claim Liability (3)	$-	$-	$-	$677	$677
Less:
Gross Potential Recoveries (4)	-	-	-	198	198
Discount, net (5)	-	-	-	179	179

Net claim liability (recoverable)	$-	$-	$-	$300	$300

Unearned premium revenue	$11	$-	$-	$9	$20
Reinsurance recoverable on paid and unpaid losses (6)					$10

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	The gross claim liability with respect to Puerto Rico exposures are net of expected recoveries for policies in a net payable position.

(4) -	Gross potential recoveries with respect to certain Puerto Rico exposures are net of the claim liability for policies in a net recoverable position.

(5) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

(6) -	Included in “Other assets” on the Company’s consolidated balance sheets.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments

(continued)

A VIE consolidated by the Company entered into a derivative instrument consisting of a cross currency swap. The cross currency swap was entered into to manage the variability in cash flows resulting from fluctuations in foreign currency rates. The fair value of the VIE derivative was determined based on the valuation provided by an independent third party, which is included in “Liabilities of consolidated variable interest entities – Derivative liabilities” on the Company’s consolidated balance sheets. As the significant inputs are unobservable, the derivative contract is categorized in Level 3 of the fair value hierarchy.
Significant Unobservable Inputs
The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

In millions	Fair Value as of March 31, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Equity Investments	$115	Discounted cash flow	EBITDA multiples (1)
			Discount rate (1)
		Sum of the parts	Hard asset values (1)
			Type certificate values (1)
Assets of consolidated VIEs:
Loans receivable at fair value	83	Market prices of similar liabilities or internal cash flow models adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	13% - 98%	(58%) (2)
Liabilities of consolidated VIEs:
Variable interest entity notes	154	Market prices of VIE assets adjusted for financial guarantees provided or market prices of similar liabilities	Impact of financial guarantee	44% - 72%	(68%) (2)

(1) -	Range for EBITDA multiples, discount rate, hard asset values and type certificate values reflects their potential variability.

(2) -	Weighted average represents the total MBIA guarantees as a percentage of total instrument fair value.

In millions	Fair Value as of December 31, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Equity Investments	$115	Discounted cash flow	EBITDA multiples (1)
			Discount rate (1)
		Sum of the parts	Hard asset values (1)
			Type certificate values (1)
Assets of consolidated VIEs:
Loans receivable at fair value	78	Market prices of similar liabilities or internal cash flow models adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	12% - 88%	(52%) (2)
Liabilities of consolidated VIEs:
Variable interest entity notes	172	Market prices of VIE assets adjusted for financial guarantees provided or market prices of similar liabilities	Impact of financial guarantee	34% - 82%	(68%) (2)

(1) -	Range for EBITDA multiples, discount rate, hard asset values and type certificate values reflects their potential variability.

(2) -	Weighted average represents the total MBIA guarantees as a percentage of total instrument fair value.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements
The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2023
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$494	$56	$-	$550
State and municipal bonds	-	131	-	131
Foreign governments	-	24	-	24
Corporate obligations	-	967	1	968
Mortgage-backed securities:
Residential mortgage-backed agency	-	231	-	231
Residential mortgage-backed non-agency	-	104	-	104
Commercial mortgage-backed	-	27	-	27
Asset-backed securities:
Collateralized debt obligations	-	160	-	160
Other asset-backed	-	106	-	106

Total fixed-maturity investments	494	1,806	1	2,301
Money market securities	208	-	-	208
Equity investments	37	19	115	171
Cash and cash equivalents	67	-	-	67
Assets of consolidated VIEs:
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	11	-	11
Commercial mortgage-backed	-	9	-	9
Asset-backed securities:
Collateralized debt obligations	-	1	-	1
Other asset-backed	-	1	-	1
Cash	16	-	-	16
Loans receivable at fair value:
Residential loans receivable	-	-	83	83
Other assets:
Other	-	-	9	9

Total assets	$822	$1,847	$208	$2,877

Liabilities:
Medium-term notes	$-	$-	$42	$42
Derivative liabilities:
Non-insured interest rate derivatives	-	57	-	57
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	154	154
Currency derivatives	-	-	11	11

Total liabilities	$-	$57	$207	$264

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2022
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$463	$54	$-	$517
State and municipal bonds	-	323	-	323
Foreign governments	-	21	-	21
Corporate obligations	-	797	-	797
Mortgage-backed securities:
Residential mortgage-backed agency	-	207	-	207
Residential mortgage-backed non-agency	-	95	-	95
Commercial mortgage-backed	-	24	-	24
Asset-backed securities:
Collateralized debt obligations	-	159	-	159
Other asset-backed	-	127	-	127

Total fixed-maturity investments	463	1,807	-	2,270
Money market securities	234	-	-	234
Equity investments	38	19	115	172
Cash and cash equivalents	50	-	-	50
Assets of consolidated VIEs:
Corporate obligations	-	4	-	4
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	22	-	22
Commercial mortgage-backed	-	9	-	9
Asset-backed securities:
Collateralized debt obligations	-	5	-	5
Other asset-backed	-	7	-	7
Cash	16	-	-	16
Loans receivable at fair value:
Residential loans receivable	-	-	78	78
Other assets:
Other	-	-	23	23

Total assets	$801	$1,873	$216	$2,890

Liabilities:
Medium-term notes	$-	$-	$41	$41
Derivative liabilities:
Non-insured interest rate derivatives	-	49	-	49
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	172	172
Currency derivatives	-	-	6	6

Total liabilities	$-	$49	$219	$268

Level 3 assets at fair value as of March 31, 2023 and December 31, 2022 represented approximately 7% of total assets measured at fair value. Level 3 liabilities at fair value as of March 31, 2023 and December 31, 2022 represented approximately 78% and 82%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of March 31, 2023 and December 31, 2022. The majority of the financial assets and liabilities that the Company requires fair value reporting or disclosures are valued based on the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for identical or similar products.

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of March 31, 2023	Carry Value Balance as of March 31, 2023
Liabilities:
Long-term debt	$-	$296	$-	$296	$2,467
Medium-term notes	-	-	309	309	462
Investment agreements	-	-	259	259	233
Liabilities of consolidated VIEs:
Variable interest entity loans payable	-	-	2	2	2

Total liabilities	$-	$296	$570	$866	$3,164

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$876	$876	$541
Ceded recoverable (liability)	-	-	22	22	8

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2022	Carry Value Balance as of December 31, 2022
Liabilities:
Long-term debt	$-	$330	$-	$330	$2,428
Medium-term notes	-	-	310	310	458
Investment agreements	-	-	257	257	233
Liabilities of consolidated VIEs:
Variable interest entity loans payable	-	-	2	2	2

Total liabilities	$-	$330	$569	$899	$3,121

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$864	$864	$568
Ceded recoverable (liability)	-	-	21	21	15

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2023 and 2022:
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2023

In millions	Balance, Beginning of Period	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2023	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of March 31, 2023 (1)
Assets:
Corporate obligations	$-	$-	$-	$-	$-	$-	$-	$1	$-	$1	$-	$-
Equity investments	115	-	-	-	-	-	-	-	-	115	-	-
Assets of consolidated VIEs:
Loans receivable - residential	78	7	-	-	-	(2)	-	-	-	83	5	-
Other	23	2	-	-	-	-	(16)	-	-	9	1	-

Total assets	$216	$9	$-	$-	$-	$(2)	$(16)	$1	$-	$208	$6	$-

In millions	Balance, Beginning of Period	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2023	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of March 31, 2023 (2)
Liabilities:
Medium-term notes	$41	$3	$(2)	$-	$-	$-	$-	$-	$-	$42	$3	$(2)
Liabilities of consolidated VIEs:
VIE notes	172	15	(14)	-	-	(1)	(18)	-	-	154	1	-
Currency derivatives	6	5	-	-	-	-	-	-	-	11	5	-

Total liabilities	$219	$23	$(16)	$-	$-	$(1)	$(18)	$-	$-	$207	$9	$(2)

(1) -	Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

(2) -	Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2022

In millions	Balance, Beginning of Period	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of March 31, 2022	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of March 31, 2022 (1)
Assets:
Residential mortgage- backed non-agency	$-	$-	$-	$38	$-	$-	$-	$-	$-	$38	$-	$-
Assets of consolidated VIEs:
Collateralized debt obligations	4	-	-	-	-	(4)	-	-	-	-	-	-
Loans receivable- residential	77	1	-	-	-	(2)	-	-	-	76	(1)	-
Currency derivatives	9	-	-	-	-	-	-	-	-	9	-	-
Other	14	1	-	-	-	-	-	-	-	15	1	-

Total assets	$104	$2	$-	$38	$-	$(6)	$-	$-	$-	$138	$-	$-

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

In millions	Balance, Beginning of Period	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of March 31, 2022	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of March 31, 2022 (2)
Liabilities:
Medium-term notes	$98	$(8)	$9	$-	$-	$-	$-	$-	$-	$99	$(8)	$9
Liabilities of consolidated VIEs:
VIE notes	291	4	1	-	-	(11)	-	-	-	285	(3)	4

Total liabilities	$389	$(4)	$10	$-	$-	$(11)	$-	$-	$-	$384	$(11)	$13

(1) -	Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

(2) -	Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
For the three months ended March 31, 2023, sales included the impact of the deconsolidation
of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.
For the three months ended March 31, 2023, transfers into Level 3 and out of Level 2 were related to corporate obligations, where inputs, which are significant to their valuation, became unobservable during the quarter. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers out of Level 3.
For the three months ended March 31, 2022, there were no transfers into or out of
Level
3.
Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended March 31, 2023 and 2022 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of March 31, 2023	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of March 31, 2022
Revenues:
Net gains (losses) on financial instruments at fair value and foreign exchange	$(3)	$(3)	$8	$8
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	3	-	(2)	3
Other net realized gains (losses)	(14)	-	-	-

Total	$(14)	$(3)	$6	$11

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

The following table presents the gains and (losses) included in the Company’s consolidated statements of operations for the three months ended March 31, 2023 and 2022 for financial instruments for which the fair value option was elected:

	Three Months Ended March 31,
In millions	2023	2022
Investments carried at fair value (1)	$3	$(8)
Fixed-maturity securities held at fair value-VIE (3)	(4)	(1)
Loans receivable at fair value:
Residential mortgage loans (2)	7	1
Other assets-VIE (3)	2	1
Medium-term notes (1)	(3)	8
Variable interest entity notes (3)	(15)	(5)

(1) - Reported within “Net gains (losses) of financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.
(2) - Reported within “Net gains (losses) of financial instruments at fair value and foreign exchange-VIE”
on MBIA’s consolidated statements of operations.
(3) - Reported within “Net gains (losses) of financial instruments at fair value and foreign exchange-VIE”
and “Other net realized gains
(losses)-VIE”
on MBIA’s consolidated statements of operations.
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2023 and December 31, 2022 for loans and notes for which the fair value option was elected:

	As of March 31, 2023			As of December 31, 2022
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans - current	$42	$42	$-	$39	$39	$-
Residential mortgage loans (90 days or more past due)	161	41	120	149	39	110

Total loans receivable and other instruments at fair value	$203	$83	$120	$188	$78	$110
Variable interest entity notes	$610	$154	$456	$780	$172	$608
Medium-term notes	$54	$42	$12	$53	$41	$12
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
Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option
As of March 31, 2023 and December 31, 2022, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were losses of $30 million and $45 million, respectively, reported in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the three months ended March 31, 2023 and 2022, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $14 million and $3 million, respectively.
Note 7: Investments
Investments, excluding equity instruments, those elected under the fair value option and those classified as trading, consist of debt instruments classified as available-for-sale
(“AFS”).

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

The following tables present the amortized cost, allowance for credit losses, corresponding gross unrealized gains and losses and fair value for AFS investments in the Company’s consolidated investment portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023
In millions	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$562	$-	$8	$(27)	$543
State and municipal bonds	136	-	3	(8)	131
Foreign governments	25	-	1	(2)	24
Corporate obligations	1,007	-	3	(129)	881
Mortgage-backed securities:
Residential mortgage-backed agency	237	-	1	(20)	218
Residential mortgage-backed non-agency	104	-	2	(10)	96
Commercial mortgage-backed	27	-	-	(1)	26
Asset-backed securities:
Collateralized debt obligations	114	-	1	(4)	111
Other asset-backed	88	-	1	(3)	86

Total AFS investments	$2,300	$-	$20	$(204)	$2,116

	December 31, 2022
In millions	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$541	$-	$5	$(38)	$508
State and municipal bonds	173	-	2	(11)	164
Foreign governments	23	-	-	(3)	20
Corporate obligations	862	-	1	(148)	715
Mortgage-backed securities:
Residential mortgage-backed agency	217	-	-	(22)	195
Residential mortgage-backed non-agency	96	-	3	(11)	88
Commercial mortgage-backed	24	-	-	(1)	23
Asset-backed securities:
Collateralized debt obligations	117	-	-	(5)	112
Other asset-backed	110	-	-	(4)	106

Total AFS investments	$2,163	$-	$11	$(243)	$1,931

The following table presents the distribution by contractual maturity of AFS fixed-maturity securities at amortized cost, net of allowance for credit losses, and fair value as of March 31, 2023. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities
In millions	Net Amortized Cost	Fair Value
Due in one year or less	$218	$218
Due after one year through five years	419	411
Due after five years through ten years	341	302
Due after ten years	752	648
Mortgage-backed and asset-backed	570	537

Total fixed-maturity investments	$2,300	$2,116

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

Deposited and Pledged Securities
The fair value of securities on deposit with various regulatory authorities as of March 31, 2023 and December 31, 2022 was $
10
 million. These deposits are required to comply with state insurance laws.
Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of March 31, 2023 and December 31, 2022, the fair value of securities pledged as collateral for these investment agreements approximated $
228
 million and $
251
 million, respectively. The Company’s collateral as of March 31, 2023 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks.
Refer to “Note 8: Derivative Instruments” for information about securities posted to derivative counterparties.
Impaired Investments
The following tables present the non-credit related gross unrealized losses related to AFS investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$131	$(9)	$152	$(18)	$283	$(27)
State and municipal bonds	47	(1)	28	(7)	75	(8)
Foreign governments	1	-	9	(2)	10	(2)
Corporate obligations	301	(40)	390	(89)	691	(129)
Mortgage-backed securities:
Residential mortgage-backed agency	60	(3)	114	(17)	174	(20)
Residential mortgage-backed non-agency	51	(5)	23	(5)	74	(10)
Commercial mortgage-backed	19	-	7	(1)	26	(1)
Asset-backed securities:
Collateralized debt obligations	25	(1)	85	(3)	110	(4)
Other asset-backed	9	-	37	(3)	46	(3)

Total AFS investments	$644	$(59)	$845	$(145)	$1,489	$(204)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$266	$(34)	$29	$(4)	$295	$(38)
State and municipal bonds	92	(10)	1	(1)	93	(11)
Foreign governments	9	(3)	-	-	9	(3)
Corporate obligations	508	(106)	141	(42)	649	(148)
Mortgage-backed securities:
Residential mortgage-backed agency	112	(9)	65	(13)	177	(22)
Residential mortgage-backed non-agency	65	(10)	2	(1)	67	(11)
Commercial mortgage-backed	18	(1)	1	-	19	(1)
Asset-backed securities:
Collateralized debt obligations	51	(1)	60	(4)	111	(5)
Other asset-backed	44	(3)	24	(1)	68	(4)

Total AFS investments	$1,165	$(177)	$323	$(66)	$1,488	$(243)

Gross unrealized losses on AFS investments decreased as of March 31, 2023 compared with December 31, 2022 primarily due to lower interest rates, partially offset by widening credit spreads.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of March 31, 2023 and December 31, 2022 was
14
years. As of March 31, 2023 and December 31, 2022, there were
495
and
210
securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of
444
and
190
securities, respectively, were below book value by more than
5
%.
The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of March 31, 2023:

	AFS Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	213	$427	$384
> 15% to 25%	145	297	241
> 25% to 50%	84	132	91
> 50%	2	-	-

Total	444	$856	$716

As of March 31, 2023, the Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of March 31, 2023 that would require the sale of impaired securities.
Credit Losses on Investments
The Company’s fixed-maturity securities for which fair value is less than amortized cost are reviewed quarterly in order to determine whether a credit loss exists. If the Company determines that the declines in the fair value are related to credit loss, the Company will establish an allowance for credit losses and recognize the credit component through earnings. Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the Company’s policy for its determination of credit losses. The Company did not purchase any credit-deteriorated assets for the three months ended March 31, 2023.
Allowance for Credit Losses Rollforward for AFS
The following table presents the rollforward of allowance for credit losses on AFS investments for the three months ended March 31, 2022. The additions to the allowance for credit losses for the three months ended March 31, 2022 were related to concerns on an issuer’s credit deterioration as a result of the Ukraine and Russia conflict. The Company did not establish an allowance for credit losses for AFS securities for the three months ended March 31, 2023.

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

The following table provides information about securities held by the Company as of March 31, 2023 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company. The Company did not hold any securities in an unrealized loss position that were insured by a third-party financial guarantor as of March 31, 2023.

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (1)
Mortgage-backed	$58	$(8)	$74
Corporate obligations	77	(31)	-

Total	$135	$(39)	$74

(1) -
Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured and are discounted using a discount rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract and may differ from the fair value.

Sales of
Available-for-Sale
Investments
Gross realized gains and losses from sales of AFS investments are recorded within “Net realized investment gains (losses)” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
In millions	2023	2022
Proceeds from sales	$98	$106
Gross realized gains	$1	$-
Gross realized losses	$(4)	$(3)
Equity and Trading Investments
Equity and trading investments are included within “Investments carried at fair value” on the Company’s consolidated balance sheets. Unrealized gains and losses recognized on equity and trading investments held as of the end of each period for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
In millions	2023	2022
Net gains and (losses) recognized during the period on equity and trading securities	$1	$(10)
Less:
Net gains and (losses) recognized during the period on equity and trading securities sold during the period	-	1

Unrealized gains and (losses) recognized during the period on equity and trading securities still held at the reporting date	$1	$(11)

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 8: Derivative Instruments (continued)

Credit Derivatives Sold
The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of March 31, 2023 and December 31, 2022. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s Investor Services (“Moody’s”), Standard & Poor’s Financial Services, LLC (“S&P”) or MBIA.

$ in millions	As of March 31, 2023
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured swaps	13.7 Years	$-	$48	$1,010	$210	$60	$1,328	$-

Total fair value		$-	$-	$-	$-	$-		$-

$ in millions	As of December 31, 2022
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured swaps	13.7 Years	$-	$50	$1,013	$227	$60	$1,350	$-

Total fair value		$-	$-	$-	$-	$-		$-

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
Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of March 31, 2023 and December 31, 2022, the Company did not hold or post cash collateral to derivative counterparties.
As of March 31, 2023 and December 31, 2022, the Company had securities with a fair value of $85 million and $73 million, respectively, posted to derivative counterparties and these amounts are included within “Fixed-maturity securities held as available-for-sale,
at fair value” on the Company’s consolidated balance sheets.
As of March 31, 2023 and December 31, 2022, the fair value on one Credit Support Annex (“CSA”) was a liability of $1 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of March 31, 2023 and December 31, 2022, the counterparty was rated Aa3 by Moody’s and A+ by S&P.

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
The following tables present the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of March 31, 2023 and December 31, 2022:

	March 31, 2023
In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured swaps	$1,328	Other assets	$-	Derivative liabilities	$-
Interest rate swaps	380	Other assets	-	Derivative liabilities	(57)
Interest rate swaps-embedded	198	Medium-term notes	1	Medium-term notes	(1)
Currency swaps-VIE	14	Other assets-VIE	-	Derivative liabilities-VIE	(11)

Total non-designated derivatives	$1,920		$1		$(69)

(1) -
In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

	December 31, 2022
In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured swaps	$1,350	Other assets	$-	Derivative liabilities	$-
Interest rate swaps	380	Other assets	-	Derivative liabilities	(49)
Interest rate swaps-embedded	194	Medium-term notes	1	Medium-term notes	(2)
Currency swaps-VIE	36	Other assets-VIE	-	Derivative liabilities-VIE	(6)

Total non-designated derivatives	$1,960		$1		$(57)

(1) -
In accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract.

The following table presents the effect of derivative instruments on the con
s
olidated statements of operations for the three months ended March 31, 2023 and 2022:

In millions
Derivatives Not Designated as		Three Months Ended March 31,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2023	2022
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(9)	$30
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(4)	-

Total		$(13)	$30

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 9: Income Taxes
The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
In millions	2023	2022
Income (loss) from continuing operations before income taxes	$(83)	$(73)
Provision (benefit) for income taxes	$-	$-
Effective tax rate	0.0%	0.0%
For the three months ended March 31, 2023 and 2022, the Company’s effective tax rate applied to its loss from continuing operations before income taxes was lower than the U.S. statutory tax rate due to the full valuation allowance on the changes in its net deferred tax asset.
Deferred Tax Asset, Net of Valuation Allowance
The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax
income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $1.2 billion as of March 31, 2023 and December 31, 2022. The Company will continue to analyze the valuation allowance on a quarterly basis.
Net operating losses (“NOLs”) of property and casualty insurance companies are permitted to be carried back two years and carried forward 20 years. NOLs of property and casualty insurance companies are not subject to the 80 percent taxable income limitation and indefinite lived carryforward period required by the Tax Cuts and Jobs Act applicable to general corporate NOLs.
Accounting for Uncertainty in Income Taxes
The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of March 31, 2023 and December 31, 2022, the Company had no UTB.
Federal income tax returns through 2011 have been examined or surveyed. As of March 31, 2023, the Company’s NOL is approximately $3.9 billion. NOLs generated prior to tax reform and property and casualty NOLs generated after tax reform will expire between tax years 2026 through 2043. As of March 31, 2023, the Company has a foreign tax credit carryforward of $57 million, which will expire between tax years 2023 through 2033.
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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 10: Business Segments (continued)

Segments Results
The following tables provide the Company’s segment results for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	U.S. Public		International
			and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$22	$5	$6	$-		$33
Net gains (losses) on financial instruments at fair value and foreign exchange	2	(12)	(3)	-		(13)
Revenues of consolidated VIEs	-	-	(18)	-		(18)
Inter-segment revenues (2)	7	14	2	(23)		-

Total revenues	31	7	(13)	(23)		2
Losses and loss adjustment	-	-	6	-		6
Amortization of deferred acquisition costs and operating	2	18	3	1		24
Interest	-	14	37	-		51
Expenses of consolidated VIEs	-	-	4	-		4
Inter-segment expenses (2)	12	6	6	(24)		-

Total expenses	14	38	56	(23)		85

Income (loss) from continuing operations before income taxes	$17	$(31)	$(69)	$-		$(83)

Identifiable assets per segment	$2,472	$638	$1,055	$(931)		$3,234
Assets held for sale	-	-	-	-		83

Total identifiable assets	$2,472	$638	$1,055	$(931	) (3)	$3,317

(1) -	Consists of net premiums earned, net investment income and net realized investment gains (losses).
(2) -	Primarily represents intercompany service charges and intercompany net investment income and expenses.
(3) -	Consists principally of intercompany reinsurance balances.

	Three Months Ended March 31, 2022
	U.S. Public		International
			and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations	Consolidated
Revenues (1)	$20	$2	$5	$-	$27
Net gains (losses) on financial instruments at fair value and foreign exchange	(16)	39	(6)	-	17
Revenues of consolidated VIEs	-	-	(4)	-	(4)
Inter-segment revenues (2)	8	17	3	(28)	-

Total revenues	12	58	(2)	(28)	40
Losses and loss adjustment	87	-	(38)	-	49
Amortization of deferred acquisition costs and operating	3	15	3	-	21
Interest	-	14	27	-	41
Expenses of consolidated VIEs	-	-	2	-	2
Inter-segment expenses (2)	13	6	9	(28)	-

Total expenses	103	35	3	(28)	113

Income (loss) from continuing operations before income taxes	$(91)	$23	$(5)	$-	$(73)

(1) -	Consists of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).
(2) -	Primarily represents intercompany service charges and intercompany net investment income and expenses.
(3) -	Consists principally of intercompany reinsurance balances.

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
The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
In millions except per share amounts	2023	2022
Basic and diluted earnings per share:
Net income (loss) from continuing operations available to common shareholders	$(83)	$(73)
Income (loss) from discontinued operations, net of income taxes	(3)	-
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	7	-

Net income (loss) from discontinued operations attributable to MBIA Inc.	(10)	-

Net income (loss) attributable to MBIA Inc.	$(93)	$(73)
Basic and diluted weighted average shares (1)	49.9	49.6
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted
Continuing operations	$(1.67)	$(1.48)
Discontinued operations	(0.19)	-

Net income (loss) per share attributable to MBIA Inc. - basic and diluted	$(1.86)	$(1.48)

Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	4.9	5.1

(1) -
Includes 0.7 million and 0.9 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three months ended March 31, 2023 and 2022, respectively.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 12: Accumulated Other Comprehensive Income
The following table presents the changes in the components of AOCI for the three months ended March 31, 2023:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Instrument- Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, December 31, 2022	$(234)	$(4)	$(45)	$(283)
Other comprehensive income (loss) before reclassifications	43	(1)	1	43
Amounts reclassified from AOCI	5	-	14	19

Net period other comprehensive income (loss)	48	(1)	15	62

Balance, March 31, 2023	$(186)	$(5)	$(30)	$(221)

The following table presents the details of the reclassifications from AOCI for the three months ended March 31, 2023 and 2022:

In millions	Amounts Reclassified from AOCI
	Three Months Ended March 31,
Details about AOCI Components	2023	2022	Affected Line Item on the Consolidated Statements of Operations

Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$(5)	$-	Net realized investment gains (losses)
Instrument-specific credit risk of liabilities:
Deconsolidation of VIE	(14)	-	Other net realized gains (losses) - VIE
Settlement of liabilities	-	(3)	Net gains (losses) on financial instruments at fair value and foreign exchange - VIE

Total reclassifications for the period	$(19)	$(3)	Net income (loss)

Note 13: Commitments and Contingencies
The following commitments and contingencies provide an update of those discussed in “Note 19: Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022, and should be read in conjunction with the complete descriptions provided in the aforementioned Form
10-K.

Litigation
Complaint Objecting to Defendant’s Claims and Seeking Related Relief
, Case No. 17-BK-4780-LTS (D.P.R. July 1, 2019)
On July 1, 2019, the Oversight Board and AAFAF filed an adversary complaint against the Trustee for the PREPA bonds, challenging the validity of the liens arising under the Trust Agreement securing the insurance obligations of National. On September 30, 2022, the Oversight Board filed an amended complaint objecting to: (1) the secured claims asserted by the Trustee in PREPA’s assets; and (2) all unsecured claims of the Trustee, including as a result of the disallowance of the Trustee’s claims. The Oversight Board alleges that the Trustee’s security interest in PREPA’s property is limited to moneys deposited to the credit of the sinking fund and subordinate funds, and are non-recourse except as to the same sinking and subordinate funds moneys actually deposited. In addition it asserts that the Trust Agreement does not grant security interests in any of the covenants or remedies thereunder, that any security interests in deposit accounts other than those held by the Trustee are unperfected, and that there can be no security interest in the covenants and remedies, and if so, would be unperfected. The Defendants, including National, filed an answer and counterclaim on October 17, 2022. On October 24, 2022, the Oversight Board and Defendants each filed summary judgement motions seeking expedited resolution of certain counts in the amended complaint. On March 22, 2023, the Court ruled on summary judgement, finding the bondholders’ liens only extend to the amount of funds held in certain specified accounts. In addition, the court determined that the unsecured portion of the bondholders’ claims were subject to estimation of their scope.

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
Lease Commitments
The Company has a lease agreement for its headquarters in Purchase, New York. The initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense is recognized on a straight-line basis. The following table provides information about the Company’s leases as of March 31, 2023:

$ in millions	As of March 31, 2023	Balance Sheet Location
Right-of-use asset	$16	Other assets
Lease liability	$16	Other liabilities
Weighted average remaining lease term (years)	7.0
Discount rate used for operating leases	7.5%
Total future minimum lease payments	$22

3
7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of MBIA Inc. should be read in conjunction with the other sections of our Annual Report on Form 10-K for the year ended December 31, 2022 and the consolidated financial statements and notes thereto included in this Form 10-Q. In addition, this discussion and analysis of financial condition and results of operations includes statements of the opinion of MBIA Inc.’s management which may be forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Refer to “Risk Factors” in Part II, Item 1A and “Forward-Looking and Cautionary Statements” and “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 for a further discussion of risks and uncertainties.

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

National’s primary objectives are to maximize the performance of its existing insured portfolio through effective surveillance and remediation activity and effectively manage its investment portfolio. Our corporate segment consists of general corporate activities, including providing support services to MBIA’s operating subsidiaries and asset and capital management. MBIA Corp.’s primary objectives are to satisfy all claims by its policyholders and to maximize future recoveries, if any, for its surplus note holders, and then its preferred stock holders. MBIA Corp. is executing this strategy by, among other things, taking steps to maximize the collection of recoveries and reducing and mitigating potential losses on its insurance exposures. We do not expect National or MBIA Corp. to write significant new business. The Company has also announced it has suspended its process of exploring strategic alternatives in light of prevailing market conditions and feedback arising from that process.

Economic Environment

U.S. economic activity indicators point to modest growth in spending and production, with robust job gains and a low unemployment rate. Inflation remains elevated. With the Federal Open Market Committee (“FOMC”) seeking to achieve maximum employment and 2% inflation, the FOMC has increased its target range for the federal funds rate to 5% to 5.25% at its most recent meetings. Economic and financial market trends could impact the Company’s financial results. Economic improvement at the state and local level strengthens the credit quality of the issuers of our insured municipal bonds, improves the performance of our insured U.S. public finance portfolio and could reduce the amount of National’s potential incurred losses. In addition, higher projected interest rates could adversely affect the values of our Company’s investment portfolio, but increase investment portfolio yield and income, increase the value of the Company’s interest rate swaps, and decrease the present value of loss reserves.

2023 Business Developments

The following is a summary of 2023 business developments:

•

On January 1, 2023, the Puerto Rico Electric Power Authority (“PREPA”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $18 million. As of March 31, 2023, National had $1.0 billion of debt service outstanding related to the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”), of which $926 million related to PREPA.

•

On March 8, 2022, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) and PREPA terminated the pending restructuring support agreement. On April 8, 2022, the Court appointed a new panel of judges to commence mediation among the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), the Ad Hoc creditor group of holders of PREPA Senior Bonds, Assured, National and Syncora. The mediation initially terminated on September 16, 2022; however on September 29, 2022 the Court entered an order restarting mediation through January 31, 2023. Mediation has since been further continued until July 28, 2023. On January 31, 2023, National entered into the PREPA Plan Support Agreement (“PREPA PSA”) with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. An amended reorganization plan for PREPA and related disclosure statement, including the PREPA PSA, was filed on February 9, 2023. There is no assurance the amended plan of adjustment will ultimately be confirmed and go effective.

Refer to the following “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

•

On May 3, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company and/or National to purchase up to $100 million of the Company’s shares in open market transactions, in privately negotiated transactions or by any other legal means. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
In millions except for per share, percentage and share amounts	2023	2022
Total revenues	$2	$40
Total expenses	85	113

Income (loss) from continuing operations before income taxes	(83)	(73)
Provision (benefit) for income taxes	-	-

Net income (loss) from continuing operations	(83)	(73)
Income (loss) from discontinued operations, net of income taxes	(3)	-

Net income (loss)	(86)	(73)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	7	-

Net income (loss) attributable to MBIA Inc.	$(93)	$(73)

Net income (loss) per basic and diluted common share attributable to MBIA Inc.	$(1.86)	$(1.48)
Adjusted net income (loss)(1)	$(1)	$(96)
Adjusted net income (loss) per diluted share(1)	$(0.03)	$(1.94)
Weighted average basic and diluted common shares outstanding	49,945,917	49,631,448

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

Income (loss) from Continuing Operations Before Income Taxes

Consolidated total revenues decreased for the three months ended March 31, 2023 compared with the same period of 2022 primarily due to unfavorable changes on interest rate swaps and foreign exchange rates. In addition, the three months ended March 31, 2023 includes $15 million of losses from the deconsolidation of a consolidated variable interest entity (“VIE”) with no comparable loss in the same period of 2022. These unfavorable changes in revenues were partially offset by $4 million of fair value gains on investments for the three months ended March 31, 2023 compared with fair value losses of $20 million with the same period of 2022. For the three months ended March 31, 2023, fair value losses on interest rate swaps were $8 million compared with fair value gains on interest rate swaps of $34 million for the same period of 2022. The unfavorable change on our interest rate swaps were largely driven by a decrease in interest rates on the long-term yield curve in 2023 compared to an increase in interest rates for the same period of 2022. Foreign exchange losses for the three months ended March 31, 2023 on Euro-denominated liabilities were $3 million compared with gains of $5 million for the same period of 2022. For the three months ended March 31, 2023 and 2022, these losses and gains were driven by the weakening and strengthening, respectively, of the U.S. dollar against the euro.

Consolidated total expenses for the three months ended March 31, 2023 included $6 million of losses and loss adjustment expense (“LAE”) compared with $49 million for the same period of 2022. This decrease in losses and LAE was primarily due to favorable changes from certain Puerto Rico credits. This decrease was partially offset by unfavorable changes in losses and LAE from insured first-lien residential mortgage-backed securities (“RMBS”) in 2023 when compared with 2022. Refer to the following “Loss and Loss Adjustment Expenses” sections of the U.S. Public Finance Insurance and International and Structured Finance Insurance segments for additional information on our losses and LAE.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Provision for Income Taxes

For the three months ended March 31, 2023 and 2022, our effective tax rate applied to our loss before income taxes was below the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset, which includes our net operating loss (“NOL”).

As of March 31, 2023 and December 31, 2022, the Company’s valuation allowance against its net deferred tax asset was $1.2 billion. Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National. Accordingly, the Company will continue to re-evaluate its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future. Refer to “Note 9: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.

Income (loss) from discontinued operations, net of income taxes

The Company classifies certain portfolio companies that the Company acquired from the Zohar CDOs bankruptcy distribution as discontinued operations. Included in this amount are the results of operations for the three months ended March 31, 2023. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a further discussion of our discontinued operations.

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

Adjusted net income (loss) and adjusted net income (loss) per diluted common share include the after-tax results of the Company and remove the after-tax results of our international and structured finance insurance segment, comprising the results of MBIA Corp. and its discontinued operations net of noncontrolling interest and income taxes, which given MBIA Corp.‘s capital structure and business prospects, we do not expect its financial performance to have a material economic impact on MBIA Inc., as well as adjusting the following:

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

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
In millions except share and per share amounts	2023	2022
Net income (loss) attributable to MBIA Inc.	$(93)	$(73)
Less: adjusted net income (loss) adjustments:
Net income (loss) from discontinued operations, net of noncontrolling interest	(10)	-
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(69)	(5)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments(1)	(7)	24
Foreign exchange gains (losses)(1)	(3)	6
Net realized investment gains (losses)	(3)	(2)
Adjusted net income adjustment to the (provision) benefit for income tax	-	-

Adjusted net income (loss)	$(1)	$(96)

Adjusted net income (loss) per diluted common share(2)	(0.03)	(1.94)

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.
(2) -	Adjusted net income (loss) per diluted common share is calculated by taking adjusted net income (loss) divided by the GAAP weighted average number of diluted common shares outstanding.

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

The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

	As of March 31,	As of December 31,
In millions except share and per share amounts	2023	2022
Total shareholders’ equity of MBIA Inc.	$(912)	$(882)
Common shares outstanding	54,964,474	54,852,671
GAAP book value per share	$(16.57)	$(16.07)
Management’s adjustments described above:
Remove negative book value per share of MBIA Corp.	(38.82)	(37.76)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	(3.14)	(3.96)
Include net unearned premium revenue in excess of expected losses	2.99	3.08

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance Segment

Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of March 31, 2023, National had total insured gross par outstanding of $31.1 billion.

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

The following table presents our U.S. public finance insurance segment results for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Percent
In millions	2023	2022	Change
Net premiums earned	$7	$13	-46%
Net investment income	23	17	35%
Net realized investment gains (losses)	(2)	(1)	100%
Net gains (losses) on financial instruments at fair value and foreign exchange	2	(16)	-113%
Fees and reimbursements	1	2	-50%
Other net realized gains (losses)	-	(3)	-100%

Total revenues	31	12	n/m

Losses and loss adjustment	-	87	-100%
Amortization of deferred acquisition costs	2	3	-33%
Operating	12	13	-8%

Total expenses	14	103	-86%

Income (loss) from continuing operations before income taxes	$17	$(91)	-119%

n/m - Percent change not meaningful.

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. Refunding activity can vary significantly from period to period based on issuer refinancing behavior. For the three months ended March 31, 2023 and 2022, scheduled premiums earned were $7 million and $8 million, respectively, and refunded premiums earned were immaterial and $5 million, respectively.

NET INVESTMENT INCOME The increase in net investment income for the three months ended March 31, 2023 compared with the same period of 2022 was primarily due to higher yields on investments as a result of a rising interest rate environment.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE For the three months ended March 31, 2022, net losses on financial instruments at fair value and foreign exchange were driven by fair value losses on investments for which the fair value option was elected and investments designated as trading. The losses on the fair value option investments were driven by increases in interest rates and widening of credit spreads during the three months ended March 31, 2022. The losses on the trading investments were driven by mark-to-market changes on the Puerto Rico GO and HTA CVI.

OTHER NET REALIZED GAINS (LOSSES) For the three months ended March 31, 2022, other realized losses was primarily related to credit losses on investments as a result of the Ukraine and Russia conflict.

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

For the three months ended March 31, 2023, losses and LAE incurred activity is immaterial.

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

The following table presents information about our U.S. public finance insurance loss recoverable asset and loss and LAE reserves liabilities as of March 31, 2023 and December 31, 2022:

In millions	March 31, 2023	December 31, 2022	Percent Change
Assets:
Insurance loss recoverable	$63	$107	-41%
Reinsurance recoverable on paid and unpaid losses (1)	1	6	-83%
Liabilities:
Loss and LAE reserves	85	154	-45%
Insurance loss recoverable - ceded (2)	—	1	-100%

Net reserve (salvage)	$21	$42	-50%

(1) - Reported within “Other assets” on our consolidated balance sheets.

(2) - Reported within “Other liabilities” on our consolidated balance sheets.

The insurance loss recoverable as of March 31, 2023 decreased compared with December 31, 2022, primarily due to the expectation in certain circumstances and scenarios, that National will utilize a portion of new collateral received from PREPA to pay current National policyholders. In addition, the decrease was due to an updated analysis of the expected market value, on the date of receipt, of certain bonds expected to be received under the PREPA Plan of Adjustment. The loss and LAE reserve as of March 31, 2023 decreased compared with December 31, 2022, primarily as a result of re-categorization of certain PREPA salvage as an offset to loss and LAE, as discussed above, as well as claim payments made in January of 2023.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three months ended March 31, 2023 and 2022 are presented in the following table:

	Three Months Ended March 31,		Percent
In millions	2023	2022	Change
Gross expenses	$12	$13	-8%

Amortization of deferred acquisition costs	$2	$3	-33%
Operating	12	13	-8%

Total insurance operating expenses	$14	$16	-13%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs.

When an insured obligation refunds, we accelerate to expense any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during 2023 or 2022 as we did not write any new insurance business in those years.

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

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of March 31, 2023 and December 31, 2022. Capital appreciation bonds (“CABs”) are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	March 31, 2023		December 31, 2022
Rating	Amount	%	Amount	%
AAA	$1,388	4.5%	$1,433	4.5%
AA	13,243	42.6%	13,448	42.5%
A	9,524	30.7%	9,672	30.5%
BBB	4,870	15.7%	5,055	16.0%
Below investment grade	2,026	6.5%	2,044	6.5%

Total	$31,051	100.0%	$31,652	100.0%

U.S. Public Finance Insurance Puerto Rico Exposures

On May 3, 2017, the Oversight Board certified and filed a petition under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) for Puerto Rico with the District Court of Puerto Rico thereby commencing a bankruptcy-like case for the Commonwealth General Obligation (“GO”). Under separate petitions, the Oversight Board subsequently commenced Title III proceedings for the Puerto Rico Sales Tax Financing Corporation (“COFINA”), the Puerto Rico Highways and Transportation Authority (“PRHTA”), PREPA and the Public Buildings Authority (“PBA”) on May 5, 2017, May 21, 2017, July 2, 2017 and September 27, 2019, respectively. On February 4, 2019, the District of Puerto Rico entered the order confirming the Third Amended Title III Plan of Adjustment for COFINA. The Title III cases for the Commonwealth of Puerto Rico GO and PBA were confirmed on January 18, 2022, and became effective on March 15, 2022. The confirmation hearing for the PRHTA Title III case was completed on August 17, 2022, and the confirmation order was entered on October 12, 2022, which became effective on December 6, 2022.

As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $2.9 billion relating to GO bonds, PBA bonds, PREPA bonds and PRHTA bonds through March 31, 2023, inclusive of the commutation payment and the additional payment in the amount of $66 million in 2019 related to COFINA and the GO and HTA acceleration and commutation payments of $277 million and $556 million, respectively, in 2022.

Status of Puerto Rico’s Fiscal Plans

The Oversight Board certified fiscal plans for PREPA, University of Puerto Rico (the “University”) and PRHTA on June 28, 2022, May 27, 2022 and October 14, 2022, respectively. The Oversight Board also certified the fiscal year 2023 budgets for Commonwealth, PREPA, the University and PRHTA on June 30, 2022. The University is not a debtor in Title III and continues to be current on its debt service payment. However, the University is subject to a standstill agreement with its senior bondholders, which has been extended to May 31, 2023. National is not a party to the standstill agreement. As of March 31, 2023, National had $83 million of debt service outstanding related to the University.

PREPA

National’s largest remaining exposure to Puerto Rico, by gross par outstanding, is to PREPA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

On May 3, 2019, PREPA, the Oversight Board, the AAFAF, the Ad Hoc Group of PREPA bondholders (the “Ad Hoc Group”), and Assured Guaranty Corp. and Assured Guaranty Municipal Corp. (“Assured”) entered into the a restructuring support agreement (“RSA”) which was amended on September 9, 2019 to include National and Syncora Guarantee, Inc. (“Syncora”) as supporting parties. On March 8, 2022, AAFAF and PREPA terminated the RSA. On April 8, 2022, the Court appointed a new panel of judges to commence mediation among the Oversight Board, the Ad Hoc creditor group of holders of PREPA Senior Bonds, Assured, National and Syncora. The mediation initially terminated on September 16, 2022; however on September 29, 2022, the Court entered an order of restarting mediation through January 31, 2023. Mediation has since been further continued until July 28, 2023. On January 31, 2023, National entered into the PREPA PSA with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. On February 9, 2023, the Oversight Board filed an amendment to the Plan of Adjustment originally filed with the Title III court on December 16, 2022 (the “Amended Plan”), that reflects the entry into the PREPA PSA and the settlement described therein. The PREPA PSA provides, among other things, for the consensual resolution of the treatment of claims held by National related to insured PREPA revenue bonds and the settlement of National’s participation in litigation related to such claims. The PREPA PSA provides that, upon the effective date of a plan of adjustment, National shall receive in exchange for its bond and reimbursement claims newly issued PREPA secured revenue bonds together with certain fees and expense reimbursement payments, including an interim payment subject to regulatory approval. The PREPA PSA also provides National with the potential to receive additional consideration. The PREPA PSA remains subject to a number of conditions, including (but not limited to) the Title III Court’s approval, and confirmation and effectiveness, of the Amended Plan. There is no assurance the Amended Plan or a substantially similar plan of adjustment will ultimately be confirmed and go effective.

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

On January 25, 2023, the Oversight Board and Puerto Rico P3 Authority announced an agreement and contract with Genera PR LLC (“Genera”) which calls for Genera to take full responsibility of the operation and maintenance of the existing power generation assets owned by PREPA; the contract will run for 10-years following a transition period. PREPA retains ownership of the assets.

The following table presents our scheduled gross debt service due on our PREPA insured exposures as of March 31, 2023, for the nine months ending December 31, 2023, for each of the subsequent four years ending December 31 and thereafter:

In millions	Nine Months Ending December 31, 2023	2024	2025	2026	2027	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$119	$137	$105	$57	$20	$488	$926

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table summarizes the consolidated results of our corporate segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Percent Change
In millions	2023	2022
Net investment income	$6	$6	-%
Net realized investment gains (losses)	(1)	(1)	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	(12)	39	-131%
Fees	14	14	-%

Total revenues	7	58	-88%

Operating	19	16	19%
Interest	19	19	-%

Total expenses	38	35	9%

Income (loss) from continuing operations before income taxes	$(31)	$23	n/m

n/m - Percent change not meaningful.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Net gains (losses) on financial instruments at fair value and foreign exchange were primarily driven by changes in market values on interest rate swaps and changes in the revaluation of euro-denominated liabilities. The three months ended March 31, 2023 includes fair value net losses of $8 million on interest rate swaps compared with fair value net gains of $34 million on these swaps for the same period of 2022. This unfavorable change was due to the impact of declining interest rates for which we receive floating rates in 2023 compared with increases in interest rates for the same period of 2022. The three months ended March 31, 2023 also includes foreign currency losses of $3 million on euro-denominated liabilities compared with foreign currency gains of $5 million on these liabilities for the same period of 2022. This decline was due to the weakening of the U.S. dollar against the euro in 2023 compared with the U.S. dollar strengthening against the euro in the same period of 2022.

OPERATING EXPENSE Operating expense increased for the three months ended March 31, 2023 compared with the same period of 2022 primarily due to an increase in compensation expense related to the Company’s deferred compensation plan.

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

MBIA Corp. insures sovereign-related and sub-sovereign bonds, privately issued bonds used for the financing of utilities, toll roads, bridges, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from cash flows generated by a specified pool of assets, such as residential and commercial mortgages, structured settlements, consumer loans, and corporate loans and bonds. MBIA Insurance Corporation insures the investment agreements written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would be required to make such payments under its insurance policies. MBIA Insurance Corporation also insures debt obligations of GFL and obligations under certain types of derivative contracts. MBIA Insurance Corporation provides 100% reinsurance to its subsidiary, MBIA Mexico S.A. de C.V. (“MBIA Mexico”). As of March 31, 2023, MBIA Corp.’s total insured gross par outstanding was $3.3 billion. In addition, MBIA Corp. consolidates insured transactions as VIEs if it determines it is the primary beneficiary, and deconsolidates such VIEs when it is no longer the primary beneficiary.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our international and structured finance insurance segment results for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Percent Change
In millions	2023	2022
Net premiums earned	$3	$4	-25%
Net investment income	3	2	50%
Net realized investment gains (losses)	-	(1)	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	(6)	-50%
Fees and reimbursements	2	3	-33%
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	(4)	-25%
Other net realized gains (losses)	(15)	-	n/m

Total revenues	(13)	(2)	n/m

Losses and loss adjustment	6	(38)	-116%
Amortization of deferred acquisition costs	2	4	-50%
Operating	6	6	-%
Interest	38	28	36%
Expenses of consolidated VIEs:
Operating	4	2	100%
Interest	-	1	-100%

Total expenses	56	3	n/m

Income (loss) from continuing operations before income taxes	$(69)	$(5)	n/m

n/m - Percent change not meaningful.

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The following table provides net premiums earned from our financial guarantee contracts for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Percent Change
In millions	2023	2022
Net premiums earned:
Non-U.S.	$2	$3	-33%
U.S.	1	1	-%

Total net premiums earned	$3	$4	-25%

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses for the three months ended March 31, 2023 and 2022 were primarily driven by foreign exchange losses on the revaluation of non-U.S. dollar insurance balances.

REVENUES OF CONSOLIDATED VIEs The unfavorable change for the three months ended March 31, 2023 compared with the same period of 2022 was primarily due to the reclassification of $14 million of credit risk losses from accumulated other comprehensive income related to the deconsolidation of a VIE in the three months ended March 31, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

For the three months ended March 31, 2023 and 2022, the loss and LAE expense, compared to a loss and LAE benefit, respectively, primarily related to changes in the risk-free rates used to discount expected claims payments, primarily on our insured first-lien RMBS transactions. For the three months ended March 31, 2023, a decrease in risk-free rates caused loss liabilities to increase, whereas for the three months ended March 31, 2022, an increase in risk-free rates caused loss liabilities to decline.

As a result of the consolidation of VIEs, loss and LAE excludes losses and LAE benefits of $36 million and $9 million for three months ended March 31, 2023 and 2022, respectively, as VIE losses and LAE activity is eliminated in consolidation.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and loss and LAE reserves as of March 31, 2023 and December 31, 2022.

In millions	March 31, 2023	December 31, 2022	Percent Change
Assets:
Insurance loss recoverable	$32	$30	7%
Reinsurance recoverable on paid and unpaid losses (1)	2	4	-50%
Liabilities:
Loss and LAE reserves	294	285	3%

Net reserve (salvage)	$260	$251	4%

(1) –  Reported within “Other assets” on our consolidated balance sheets.

The insurance loss recoverable primarily relates to reimbursement rights arising from the payment of claims on MBIA Corp.’s policies insuring certain RMBS transactions. Such payments also entitle MBIA Corp. to exercise certain rights and remedies to seek recovery of its reimbursement entitlements. The increase in MBIA Corp.‘s loss and LAE reserves from 2022 was primarily due to a decline in risk-free rates, which caused future liabilities net of recoveries to increase, and from the weakening of the U.S. dollar which caused liabilities to increase on foreign denominated case reserves on our insured first-lien RMBS portfolio. This increase was partially offset by claims payments.

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

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three months ended March 31, 2023 and 2022 are presented in the following table:

	Three Months Ended March 31,		Percent
In millions	2023	2022	Change
Gross expenses	$6	$6	-%

Amortization of deferred acquisition costs	$2	$4	-50%
Operating	6	6	-%

Total insurance operating expenses	$8	$10	-20%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. We did not defer a material amount of policy acquisition costs during 2023 or 2022 as no new business was written. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE Interest expense relates to MBIA Corp.’s surplus notes which are indexed to the London Interbank Offered Rate (“LIBOR”). The increase in interest expense for the three months ended March 31, 2023 compared with the same period of 2022 was due to an increase in LIBOR.

International and Structured Finance Insurance Portfolio Exposures

Credit Quality

The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of March 31, 2023 and December 31, 2022, 28% and 30%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio. Below investment grade insurance policies primarily include our first-lien RMBS and CDO exposures.

Selected Portfolio Exposures

MBIA Corp. insures RMBS backed by residential mortgage loans, including first-lien alternative A-paper and subprime mortgage loans directly through RMBS securitizations. As of March 31, 2023 and December 31, 2022, MBIA Corp. had $798 million and $802 million, respectively, of first-lien RMBS gross par outstanding. These amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs and includes international exposure of $157 million and $149 million, as of March 31, 2023 and December 31, 2022, respectively.

In addition, as of March 31, 2023 and December 31, 2022, MBIA Corp. insured $129 million and $201 million, respectively, of CDOs and related instruments.

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

As of March 31, 2023, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $872 million compared with $897 million as of December 31, 2022. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. For a further discussion of the Company’s reinsurance, refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Percent Change
In millions	2023	2022
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(36)	$273	-113%
Investing activities	71	(254)	-128%
Financing activities	(20)	(29)	-31%
Effect of exchange rate changes on cash and cash equivalents	-	1	-100%
Cash and cash equivalents - beginning of period	78	160	-51%

Cash and cash equivalents - end of period	$93	$151	-38%

Operating activities

Net cash provided by operating activities decreased for the three months ended March 31, 2023 compared with the same period of 2022 primarily due to a decrease of $619 million of proceeds from recoveries and reinsurance. Recoveries and reinsurance for the three months ended March 31, 2022 included proceeds from the GO and PBA settlement and sale of certain PREPA bankruptcy claims in 2022. This was partially offset by the decrease in losses and LAE paid of $308 million primarily due to the acceleration and commutation payments in connection with the GO and PBA settlement in 2022.

Investing activities

Net cash provided by investing activities increased for the three months ended March 31, 2023 compared with the same period of 2022 primarily due to an increase of $162 million of proceeds from the sale of fair value investments and a decrease of $105 million of purchases of AFS investments in 2023 compared to the same period in 2022.

Financing activities

Net cash used by financing activities decreased for the three months ended March 31, 2023 compared with the same period of 2022 primarily due to a decrease of $17 million in principal paydowns of long-term debt, partially offset by an increase of $10 million of principal paydowns of VIE debt in 2023 when compared to the same period of 2022.

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

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of March 31, 2023, the weighted average credit quality rating of the Company’s AFS fixed-maturity investment portfolio, excluding short-term investments, was Aa and 94% of the investments were investment grade.

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

As of March 31, 2023 and December 31, 2022, the Company had $186 million and $233 million of unrealized losses, respectively, net of deferred taxes related to its investment portfolio recorded in accumulated other comprehensive income within equity. The decrease in unrealized losses during 2023 resulted from lower interest rates, partially offset by wider credit spreads.

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

As of March 31, 2023, Insured Investments at fair value represented $188 million or 7% of consolidated investments, of which $179 million or 7% of consolidated investments were Company-Insured Investments. As of March 31, 2023, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the below investment grade range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of March 31, 2023, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the A range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 6% of the total consolidated investment portfolio.

National Liquidity

The primary sources of cash available to National are:

•	principal and interest receipts on assets held in its investment portfolio, including proceeds from the sale of assets;

•	recoveries associated with insurance loss payments; and

•	installment premiums.

The primary uses of cash by National are:

•	loss payments and LAE on insured transactions;

•	payments of dividends;

•	payments of operating expenses, taxes and investment portfolio asset purchases; and

•	funding share repurchases.

As of March 31, 2023 and December 31, 2022, National held cash and investments of $2.1 billion, of which $263 million and $230 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.

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

As of March 31, 2023 and December 31, 2022, the liquidity positions of MBIA Inc. were $214 million and $230 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.

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

As of March 31, 2023 and December 31, 2022, MBIA Corp. held cash and investments of $398 million and $386 million, respectively, of which $51 million and $41 million, respectively, were cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. Treasury and corporate bonds that were immediately available to MBIA Insurance Corporation.

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

Contractual Obligations

For a discussion of the Company’s contractual obligations, refer to “Liquidity and Capital Resources-Liquidity-Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes in contractual obligations since December 31, 2022.

Capital Resources

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes and surplus notes issued by MBIA Corp. Total capital resources were $0.3 billion as of March 31, 2023 and December 31, 2022.

In addition to scheduled debt maturities, from time to time, we reduce unsecured debt through calls or repurchases. Also, MBIA Inc. may repurchase or National may purchase outstanding MBIA Inc. common shares when we deem it beneficial to our shareholders. Purchases or repurchases of debt and common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We may also choose to redeem debt obligations where permitted by the relevant agreements. MBIA Inc. or National may acquire or redeem outstanding common shares of MBIA Inc. and outstanding debt obligations at prices when we deem it beneficial to our shareholders. We seek to maintain sufficient liquidity and capital resources to meet the Company’s general corporate needs and debt service. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient resources to satisfy its debt obligations and its general corporate needs over time from distributions from National; however, there can be no assurance that MBIA Inc. will have sufficient resources to do so. In addition, the Company may also consider raising third-party capital. Refer to “Capital, Liquidity and Market Related Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2022 and the “Liquidity and Capital Resources—Liquidity—Corporate Liquidity” section included herein for additional information about MBIA Inc.’s liquidity.

Insurance Statutory Capital

National and MBIA Insurance Corporation are incorporated and licensed in, and are subject to primary insurance regulation and supervision by the NYSDFS. MBIA Mexico is regulated by the Comisión Nacional de Seguros y Fianzas in Mexico. MBIA Corp.’s Spanish Branch was subject to local regulation in Spain. In May of 2023, MBIA Corp.’s Spanish Branch was legally closed. National and MBIA Insurance Corporation each are required to file detailed annual financial statements, as well as interim financial statements, with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and the National Association of Insurance Commissioners’ statements of U.S. STAT and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct.

National – Statutory Capital and Surplus

National had statutory capital of $1.9 billion as of March 31, 2023 and December 31, 2022. As of March 31, 2023, National’s unassigned surplus was $977 million. For the three months ended March 31, 2023, National had statutory net income of $11 million. Refer to the “National—Claims-Paying Resources (Statutory Basis)” section below for additional information on National’s statutory capital.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. As of March 31, 2023, National was in compliance with its aggregate risk limits under New York Insurance Law (“NYIL”), but was not in compliance with certain of its single risk limits. Since National does not comply with certain of its single risk limits, the NYSDFS could prevent National from transacting any new financial guarantee insurance business.

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

National had positive earned surplus as of March 31, 2023 from which it may pay dividends, subject to the limitations described above. We expect the as-of-right declared and paid dividend amounts from National to be limited to prior year adjusted net investment income for the foreseeable future.

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

National’s CPR and components thereto, as of March 31, 2023 and December 31, 2022 are presented in the following table:

In millions	As of March 31, 2023	As of December 31, 2022
Policyholders’ surplus	$1,567	$1,545
Contingency reserves	379	379

Statutory capital	1,946	1,924
Unearned premiums	253	262
Present value of installment premiums (1)	110	110

Premium resources (2)	363	372
Net loss and LAE reserves (1)	25	(140)
Salvage reserves on paid claims (1)	63	288

Gross loss and LAE reserves	88	148

Total claims-paying resources	$2,397	$2,444

(1) - Calculated	using a discount rate of 4.29% as of March 31, 2023 and December 31, 2022.
(2) - Includes	financial guarantee and insured derivative related premiums.

MBIA Insurance Corporation – Statutory Capital and Surplus

MBIA Insurance Corporation had statutory capital of $147 million as of March 31, 2023 compared with $169 million as of December 31, 2022. As of March 31, 2023, MBIA Insurance Corporation’s negative unassigned surplus was $1.9 billion. For the three months ended March 31, 2023, MBIA Insurance Corporation had a statutory net loss of $20 million. Refer to the “MBIA Insurance Corporation—Claims-Paying Resources (Statutory Basis)” section below for additional information on MBIA Insurance Corporation’s statutory capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. In addition, under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of March 31, 2023, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of March 31, 2023, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. Since MBIA Insurance Corporation does not comply with its single risk limits, the NYSDFS could prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business.

MBIA Insurance Corporation is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. MBIA Corp. maintains a fixed $5 million of contingency reserves.

Due to its significant earned surplus deficit, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009. Based on estimated future income, MBIA Insurance Corporation is not expected to have any statutory capacity to pay dividends.

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of April 15, 2023, the most recent scheduled interest payment date, there was $1.3 billion of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of March 31, 2023, MBIA Insurance Corporation had “free and divisible surplus” of $124 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

MBIA Corp.’s CPR and components thereto, as of March 31, 2023 and December 31, 2022 are presented in the following table:

	As of March 31,	As of December 31,
In millions	2023	2022
Policyholders’ surplus	$142	$164
Contingency reserves	5	5

Statutory capital	147	169
Unearned premiums	36	36
Present value of installment premiums (1)	33	34

Premium resources (2)	69	70
Net loss and LAE reserves (1)	64	35
Salvage reserves on paid claims (1) (3)	328	395

Gross loss and LAE reserves	392	430

Total claims-paying resources	$608	$669

(1) -	Calculated using a discount rate of 5.53% as of March 31, 2023 and December 31, 2022.
(2) -	Includes financial guarantee and insured derivative related premiums.
(3) -

 This amount primarily consists of expected recoveries related to the payment of claims on insured CDOs and RMBS. In addition, the amount includes salvage related to a permitted practice granted by NYSDFS.

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

For a discussion of the Company’s critical accounting estimates, refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In addition, refer to “Note 5: Loss and Loss Adjustment Expense Reserves” and “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for a current description of estimates used in our insurance loss reserving process and information about our financial assets and liabilities that are accounted for at fair value, including valuation techniques and significant inputs.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposures relate to changes in interest rates, foreign exchange rates and credit spreads that affect the fair value of its financial instruments, primarily investment securities, MTNs and investment agreement liabilities. The Company’s investments are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. government bonds, corporate bonds, MBS and asset-backed securities. In periods of rising and/or volatile interest rates, foreign exchange rates and credit spreads, profitability could be adversely affected should the Company have to liquidate these securities. The Company minimizes its exposure to interest rate risk, foreign exchange risk and credit spread movement through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities. There were no material changes in market risk since December 31, 2022 related to interest rates, foreign exchange rates and credit spreads. For a discussion of our quantitative and qualitative disclosures about market risk related to foreign exchange rates, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 1A. Risk Factors

The following should be read in conjunction with and supplements the risk factors described under Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Except as set forth below, there have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of March 31, 2023, National had $1.0 billion of debt service outstanding related to Puerto Rico. On January 1, 2023, PREPA defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $18 million. On January 31, 2023, National and the Oversight Board entered into a Plan Support Agreement, resolving National’s claims in the PREPA Title III case (the “PREPA PSA”), and on February 9, 2023, the Oversight Board filed its Amended Plan of Adjustment for PREPA (the “Amended Plan”), including the PREPA PSA. There is no assurance that the Amended Plan or a plan that is substantially similar in the treatment of National’s claims and rights will ultimately be confirmed and go effective.

Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part I, Item 2 of this Form 10-Q for additional information on our Puerto Rico exposures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents purchases or repurchases made by the Company or National in each month during the first quarter of 2023:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions) (2)
January	23,506	$12.89	-	$-
February	1,154	13.81	-	-
March	267,601	12.43	-	-

	292,261	$12.47	-	$-

(1)

Includes 23,506 shares in January and 267,533 shares in March that were withheld from participants for income tax purposes whose shares of restricted stock vested during the period. Such restricted stock was originally issued to participants under the Company’s long-term incentive plan. 1,154 shares in February and 68 shares in March were repurchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.

(2)

On May 3, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company and/or National to purchase up to $100 million of the Company’s shares in open market transactions, in privately negotiated transactions or by any other legal means.

Item 5. Other Information

On May 8, 2023, Charles R. Rinehart, Chairman of the Board of Directors of the Company, notified the Company of his decision to resign from the Company’s Board effective immediately. Mr. Rinehart has served on the Board Since 2008, and has served as its Chairman Since 2015.

Item 6. Exhibits

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

MBIA Inc. Registrant

Date: May 9, 2023	/s/ Anthony McKiernan
Anthony McKiernan
Chief Financial Officer

Date: May 9, 2023	/s/ Joseph R. Schachinger
Joseph R. Schachinger
Controller (Chief Accounting Officer)