Form 10-Q
period 2023-06-30
MBIA INC
filed 2023-08-02
CIK 814585

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

For
m
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Exchange Act).    Yes
☐
    No
☒
As of July 26, 2023, 51,934,943 shares of Common Stock, par value $1 per share, were outstanding.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
MBIA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In millions except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $1,914 and $2,044)	$1,725	$1,812
Investments carried at fair value	346	511
Short-term investments, at fair value (amortized cost $374 and $353)	374	353

Total investments	2,445	2,676
Cash and cash equivalents	208	50
Premiums receivable (net of allowance for credit losses $0 and $0)	155	160
Deferred acquisition costs	33	35
Insurance loss recoverable	100	137
Assets held for sale	88	80
Other assets	65	73
Assets of consolidated variable interest entities:
Cash	7	16
Investments carried at fair value	22	47
Loans receivable at fair value	70	78
Other assets	64	23

Total assets	$3,257	$3,375

Liabilities and Equity
Liabilities:
Unearned premium revenue	$249	$266
Loss and loss adjustment expense reserves	361	439
Long-term debt	2,505	2,428
Medium-term notes (includes financial instruments carried at fair value of $38 and $41)	494	501
Investment agreements	236	233
Derivative liabilities	48	49
Liabilities held for sale	70	61
Other liabilities	84	94
Liabilities of consolidated variable interest entities:
Variable interest entity debt (includes financial instruments carried at fair value of $183 and $172)	186	174
Derivative liabilities	12	6

Total liabilities	4,245	4,251

Commitments and contingencies (Refer to Note 13: Commitments and Contingencies)
Equity:
Preferred stock, par value $1 per share; authorized shares — 10,000,000; issued and outstanding — none	-	-
Common stock, par value $1 per share; authorized shares — 400,000,000; issued shares — 283,186,115 and 283,186,115	283	283
Additional paid-in capital	2,915	2,925
Retained earnings (deficit)	(820)	(653)
Accumulated other comprehensive income (loss), net of tax of $7 and $8	(213)	(283)
Treasury stock, at cost — 231,143,200 and 228,333,444 shares	(3,165)	(3,154)

Total shareholders’ equity of MBIA Inc.	(1,000)	(882)
Preferred stock of subsidiary and noncontrolling interest held for sale	12	6

Total equity	(988)	(876)

Total liabilities and equity	$3,257	$3,375

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In millions except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Premiums earned:
Scheduled premiums earned	$8	$10	$18	$21
Refunding premiums earned	-	1	-	5

Premiums earned (net of ceded premiums of $0, $0, $0 and $1)	8	11	18	26
Net investment income	38	25	63	43
Net realized investment gains (losses)	(7)	(21)	(10)	(24)
Net gains (losses) on financial instruments at fair value and foreign exchange	11	9	(1)	26
Net g a ins (losses) on extinguishment of debt	1	4	1	4
Fees and reimbursements	-	4	-	4
Other net realized gains (losses)	1	(16)	1	(19)
Revenues of consolidated variable interest entities:
Net gains (losses) on financial instruments at fair value and foreign exchange	(21)	24	(24)	20
Other net realized gains (losses)	(3)	-	(18)	-

Total revenues	28	40	30	80
Expenses
Losses and loss adjustment	28	20	35	69
Amortization of deferred acquisition costs	1	1	2	3
Operating	20	11	42	30
Interest	53	43	104	84
Expenses of consolidated variable interest entities:
Operating	4	1	8	3

Total expenses	106	76	191	189

Income (loss) from continuing operations before income taxes	(78)	(36)	(161)	(109)
Provision (benefit) for income taxes	-	-	-	-

Income (loss) from continuing operations	(78)	(36)	(161)	(109)
Income (loss) from discontinued operations, net of income taxes	3	-	-	-

Net income (loss)	(75)	(36)	(161)	(109)
Less: Net income from discontinued operations attributable to noncontrolling interest	(1)	-	6	-

Net income (loss) attributable to MBIA Inc.	$(74)	$(36)	$(167)	$(109)

Net income (loss) per common share attributable to MBIA Inc. - basic and diluted
Continuing operations	$(1.52)	$(0.72)	$(3.38)	$(2.20)
Discontinued operations	0.06	-	(0.13)	-

Net income (loss) per common share attributable to MBIA Inc. - basic and diluted	$(1.46)	$(0.72)	$(3.51)	$(2.20)

Weighted average number of common shares outstanding
Basic	49,040,489	49,826,695	49,490,701	49,729,610
Diluted	49,040,489	49,826,695	49,490,701	49,729,610
The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to MBIA Inc.	$(74)	$(36)	$(167)	$(109)
Other comprehensive income (loss):
Available-for-sale securities with no credit losses:
Unrealized gains (losses) arising during the period	(15)	(126)	28	(297)
Reclassification adjustments for (gains) losses included in net income (loss)	8	(2)	13	(2)
Available-for-sale securities with credit losses:
Unrealized gains (losses) arising during the period	-	(1)	-	(1)
Foreign currency translation:
Foreign currency translation gains (losses)	1	1	-	1
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	(6)	(6)	(5)	(20)
Reclassification adjustments for (gains) losses included in net income (loss)	20	(15)	34	(12)

Total other comprehensive income (loss)	8	(149)	70	(331)

Comprehensive income (loss) attributable to MBIA Inc.	$(66)	$(185)	$(97)	$(440)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(In millions except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common shares
Balance at beginning and end of period	283,186,115	283,186,115	283,186,115	283,186,115
Common stock amount
Balance at beginning and end of period	$283	$283	$283	$283
Additional paid-in capital
Balance at beginning of period	$2,915	$2,919	$2,925	$2,931
Period change	-	-	(10)	(12)

Balance at end of period	$2,915	$2,919	$2,915	$2,919
Retained earnings
Balance at beginning of period	$(746)	$(531)	$(653)	$(458)
Net income (loss) attributable to MBIA Inc.	(74)	(36)	(167)	(109)

Balance at end of period	$(820)	$(567)	$(820)	$(567)
Accumulated other comprehensive income (loss)
Balance at beginning of period	$(221)	$(82)	$(283)	$100
Other comprehensive income (loss)	8	(149)	70	(331)

Balance at end of period	$(213)	$(231)	$(213)	$(231)
Treasury shares
Balance at beginning of period	(228,221,641)	(228,329,115)	(228,333,444)	(228,630,003)
Treasury shares acquired under share repurchase program	(2,896,820)	-	(2,896,820)	-
Other	(24,739)	42,716	87,064	343,604

Balance at end of period	(231,143,200)	(228,286,399)	(231,143,200)	(228,286,399)
Treasury stock amount
Balance at beginning of period	$(3,143)	$(3,154)	$(3,154)	$(3,169)
Treasury shares acquired under share repurchase program	(23)	-	(23)	-
Other	1	2	12	17

Balance at end of period	$(3,165)	$(3,152)	$(3,165)	$(3,152)
Total shareholders’ equity of MBIA Inc.
Balance at beginning of period	$(912)	$(565)	$(882)	$(313)
Period change	(88)	(183)	(118)	(435)

Balance at end of period	$(1,000)	$(748)	$(1,000)	$(748)

Preferred stock of subsidiary shares
Balance at beginning and end of period	1,315	1,315	1,315	1,315
Preferred stock of subsidiary and noncontrolling interest held for sale
Balance at beginning of period	$13	$13	$6	$13
Period change	(1)	-	6	-

Balance at end of period	$12	$13	$12	$13

Total equity	$(988)	$(735)	$(988)	$(735)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Premiums, fees and reimbursements received	$7	$12
Investment income received	50	41
Financial guarantee losses and loss adjustment expenses paid	(87)	(356)
Proceeds from recoveries and reinsurance, net of salvage paid to reinsurers	6	604
Operating expenses paid and other operating	(48)	(44)
Other proceeds from consolidated variable interest entities	28	-
Interest paid, net of interest converted to principal	(27)	(25)
Cash (used) provided by discontinued operations	(7)	-

Net cash provided (used) by operating activities	(78)	232

Cash flows from investing activities:
Purchases of available-for-sale investments	(295)	(662)
Sales of available-for-sale investments	272	520
Paydowns, maturities and other proceeds of available-for-sale investments	157	221
Purchases of investments at fair value	(45)	(82)
Sales, paydowns, maturities and other proceeds of investments at fair value	237	72
Sales, paydowns and maturities (purchases) of short-term investments, net	(16)	(78)
Paydowns and maturities of loans receivable	5	4
(Payments) proceeds for derivative settlements	(1)	(7)

Net cash provided (used) by investing activities	314	(12)

Cash flows from financing activities:
Proceeds from investment agreements	4	3
Principal paydowns of investment agreements	(1)	(2)
Principal paydowns of medium-term notes	(10)	(74)
Principal paydowns of variable interest entity debt	(59)	(68)
Principal paydowns of long-term debt	-	(29)
Purchases of treasury stock	(28)	(2)
Cash provided (used) by discontinued operations	6	-

Net cash provided (used) by financing activities	(88)	(172)

Effect of exchange rate changes on cash and cash equivalents	-	(1)
Net increase (decrease) in cash and cash equivalents	148	47
Cash and cash equivalents—beginning of period	78	160

Cash and cash equivalents—end of period	$226	$207

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(161)	$(109)
Income (loss) from discontinued operations, net of income taxes	-	-

Income (loss) from continuing operations	(161)	(109)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities:
Change in:
Unearned premium revenue	(17)	(25)
Loss and loss adjustment expense reserves	(87)	65
Insurance loss recoverable	36	302
Accrued interest payable	71	51
Other assets and liabilities	4	(54)
Net realized investment gains (losses)	10	24
Net (gains) losses on financial instruments at fair value and foreign exchange	25	(46)
Other net realized (gains) losses	17	19
Other operating	24	5

Total adjustments to income (loss) from continuing operations	83	341

Net cash provided (used) by operating activities	$(78)	$232

Fixed-maturity securities held as available-for-sale, received as salvage	$-	$459
Investments carried at fair value, received as salvage	$-	$112
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
Business Developments
Puerto Rico
On January 1, 2023, the Puerto Rico Electric Power Authority (“PREPA”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $18 million. As of June 30, 2023, National had $1.0 billion of debt service outstanding related to the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”), of which $926 million related to PREPA.
In addition, on July 1, 2023, PREPA defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $119 million.
PREPA
On March 8, 2022, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) and PREPA terminated the restructuring support agreement. On April 8, 2022, the Court appointed a new panel of judges to commence mediation among the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), the Ad Hoc creditor group of holders of PREPA Senior Bonds, Assured, National and Syncora. The mediation initially terminated on September 16, 2022; however on September 29, 2022 the Court entered an order restarting mediation through January 31, 2023. Mediation has since been further continued until July 28, 2023. On January 31, 2023, National entered into the PREPA Plan Support Agreement (“PREPA PSA”) with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. On February 9, 2023, the Oversight Board filed an amendment to PREPA’s Plan of Adjustment originally filed with the Title III Court on December 16, 2022 (the “Amended Plan”), that reflects the entry into the PREPA PSA and the settlement described therein. On June 26, 2023, the Court entered an order reducing bondholder allowed net unsecured claims to $2.388 billion from approximately $
7.6 billion. On June 28, 2023, Judge Swain ordered that the Oversight Board file the Third Amended Plan of Adjustment for PREPA (“Third Amended Plan”) on July 14, 2023 and that the parties file a joint status report by July 19, 2023 with a proposed litigation schedule for confirmation proceedings. On July 13, 2023, Judge Swain signed an order moving the Third Amended Plan filing date to July 28, 2023 and the joint status report to August 2, 2023.
The plan filing date was subsequently moved to August 4, 2023. The PREPA PSA provides, among other things, for the consensual resolution of the treatment of claims held by National related to insured PREPA revenue bonds and the settlement of National’s participation in litigation related to such claims. The PREPA PSA provides that, upon the effective date of a plan of adjustment, National shall receive in exchange for its bond and reimbursement claims newly issued PREPA secured revenue bonds together with certain fees and expense reimbursement payments, including an interim payment subject to regulatory approval. The PREPA PSA also provides National with the potential to receive additional consideration. The PREPA PSA remains subject to a number of conditions, including (but not limited to) the Title III Court’s approval, and confirmation and effectiveness, of the Third Amended Plan. There is no assurance that the Third Amended Plan or a substantially similar plan of adjustment will ultimately be confirmed and go effective. In the event of a substantially different confirmed plan of adjustment from the PREPA PSA, National’s PREPA loss reserves and recoveries could be materially adversely affected.
Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for a further discussion of the Company’s Puerto Rico reserves and recoveries.
Zohar CDOs
Payment of claims on MBIA Corp.’s policies insuring the Class A-1 and A-2 notes issued by Zohar collateralized debt obligation (“CDO”) 2003-1, Limited (“Zohar I”) and Zohar II 2005-1, Limited (“Zohar II”) (collectively, the “Zohar CDOs”), entitled MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. MBIA Corp. has anticipated that it would receive substantial recoveries on the loans made to, and equity interests in, portfolio companies that, until late March of 2020, were purportedly controlled and managed by the sponsor and former collateral manager of the Zohar CDOs (collectively, the “Zohar Collateral”). Since March of 2018, MBIA Corp. had been pursuing those recoveries in a Delaware bankruptcy proceeding filed by the Zohar CDOs (“Zohar Funds Bankruptcy Cases”). Pursuant to a plan of liquidation that became effective in August of 2022, all remaining Zohar Collateral was distributed to MBIA Corp. either directly or in the form of interests in certain asset recovery entities. There still remains significant uncertainty with respect to the realizable value of the remaining loans and equity interests that formerly constituted the Zohar Collateral. Further, as the monetization of these assets unfolds, and new information concerning the financial condition of the portfolio companies is disclosed, the Company will continue to revise its expectations for recoveries.

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
Discontinued Operations
For those Zohar-related portfolio companies in which the Company acquired an interest and which have met the criteria for held for sale classification in accordance with ASC 360, the Company classified these entities as held for disposition. Accordingly, the Company classified the assets and liabilities of consolidated portfolio companies and the interests in certain nonconsolidated portfolio companies as held for sale. Furthermore, as these entities met the one-year probable sale criteria on the acquisition date, and the remaining held for sale criteria within a short period following the acquisition date, these entities were classified as discontinued operations in accordance with ASC 205. As of June 30, 2023 and December 31, 2022, the assets and liabilities of these entities are presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheet. Additionally, the results of operations for these entities are classified as “Income from discontinued operations, net of income taxes” on the Company’s consolidated statement of operations for the three and six months ended June 30, 2023.
I
n the first quarter of 2023, the Company recorded income from discontinued operations, net of income taxes of $18 million to correct the overstatement of a loss recognized in the fourth quarter of 2022 related to the loss on disposal group. Additionally, the Company recorded a loss from discontinued operations attributable to noncontrolling interests in the first quarter of 2023 of $8 million to correct the overstatement of a loss attributable to noncontrolling interests recognized in the fourth quarter of 2022. The Company evaluated the materiality of these errors in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and concluded that these errors, individually and in the aggregate, were immaterial to the current and the prior periods to which these errors relate.
The following table summarizes the components of assets and liab
i
lities held for sale:

	As of
In millions	June 30, 2023	December 31, 2022
Assets held for sale
Cash	$11	$12
Accounts receivable	21	24
Goodwill	90	90
Other assets	14	8
Loss on disposal group	(48)	(54)

Total assets held for sale	$88	$80

Liabilities held for sale
Accounts payable	$10	$12
Debt	37	30
Accrued expenses and other	23	19

Total liabilities held for sale	$70	$61

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 1: Business Developments and Risks and Uncertainties (continued)

The results of operations from discontinued operations for the three and six months ended June 30, 2023 consist of the following:

In millions	Three months Ended June 30, 2023	Six Months Ended June 30, 2023
Revenues:
Revenues	$31	$63
Cost of sales	14	31

Total revenues from discontinued operations	17	32
Expenses:
Operating	16	36
Interest	1	2
Increase (decrease) on loss on disposal group	(3)	(6)

Total expenses from discontinued operations	14	32

Income (loss) before income taxes from discontinued operations	3	-
Provision (benefit) for income taxes from discontinued operations	-	-

Income (loss) from discontinued operations, net of income taxes	$3	$-

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
National’s Insured Portfolio
National continues to monitor and remediate its existing insured portfolio and may also pursue other transactions, including a special dividend that could enhance shareholder value. Certain state and local governments and territory obligors that National insures are under financial and budgetary stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of National’s insured transactions. In particular, PREPA is currently in bankruptcy-like proceedings in the United States District Court for the District of Puerto Rico. While National has entered into an agreement to support a plan to resolve the PREPA proceeding, PREPA may continue to fail to make payments when due, which could cause National to make additional claims payments which could be material. There is no assurance the PREPA amended plan of adjustment will ultimately be confirmed and go effective. National monitors and analyzes these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain.
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
Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for additional information about MBIA Corp.’s recoveries.
Corporate Liquidity
Based on the Company’s projections of National’s dividends and other cash inflows, the Company expects that MBIA Inc. will have sufficient cash to satisfy its debt service and general corporate needs. However, MBIA Inc. continues to have liquidity risk that could be caused by interruption of or reduction in dividends from National, deterioration in the performance of invested assets, impaired access to the capital markets, as well as other factors, which are not anticipated at this time. Furthermore, failure by MBIA Inc. to settle liabilities that are insured by MBIA Corp. could result in claims on
MB
IA Corp.
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
The results of operations for the three and six months ended J
u
ne 30,
20
23 may not be indicative of the results that may be expected for the year ending December 31, 2023. The December 31, 2022 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods.
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
provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or other rates that are expected to be discontinued, subject to meeting certain criteria. These ASUs were effective upon issuance, and the Company may elect to apply the amendments prospectively through December 31, 2024. The Company adopted these ASUs in the second quarter of 2023 and the adoption of these ASUs did not materially affect the Company’s consolidated financial statements.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 3: Recent Accounting Pronouncements (continued)

The Company has identified LIBOR transition primarily effecting its insurance portfolio exposures that reference or are indexed to LIBOR, interest rate swaps referencing LIBOR, investments indexed to an interbank offered rate, including LIBOR, and MBIA Corp.’s surplus notes. The Company will be applying the accounting relief as relevant contract modifications are made through December 31, 2024. Contract modifications are expected to only include those that address a LIBOR transition.
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
Consolidated VIEs
The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIE are present according to the design and characteristics of these entities. During the second and first quarters of 2023, the Company deconsolidated one structured finance VIE each quarter due to the prepayments of the outstanding notes of the VIEs and recorded losses of $7 million and $15 million, respectively, primarily due to credit losses in AOCI that were released to earnings. During the second and first quarters of 2022, there were no consolidation or deconsolidation of VIEs by the Company. Consolidation and deconsolidation gains and losses, if any, are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations.

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
Nonconsolidated VIEs
The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of June 30, 2023 and December 31, 2022. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	June 30, 2023
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$863	$42	$5	$21	$3	$239
Consumer asset-backed	140	-	-	1	-	4
Corporate asset-backed	425	-	2	7	3	-

Total global structured finance	1,428	42	7	29	6	243
Global public finance	230	-	5	-	4	-

Total insurance	$1,658	$42	$12	$29	$10	$243

	December 31, 2022
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$996	$75	$6	$21	$4	$277
Consumer asset-backed	164	-	-	-	1	5
Corporate asset-backed	450	-	3	7	3	-

Total global structured finance	1,610	75	9	28	8	282
Global public finance	230	-	5	-	4	-

Total insurance	$1,840	$75	$14	$28	$12	$282

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
RMBS Case Basis Reserves (Financial Guarantees)
The Company’s RMBS case basis reserves primarily relate to RMBS backed by alternative
A-paper
and subprime mortgage loans. The Company calculated RMBS case basis reserves as of June 30, 2023 using a process called the Roll Rate Methodology (“Roll Rate Methodology”). The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Roll Rate is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off
or liquidated. The loss reserve estimates are based on a probability-weighted average of potential scenarios of loan losses. Additional data used for both first and second-lien loans include historic averages of deal specific voluntary prepayment rates, forward projections of the LIBOR interest rates, and historic averages of deal-specific loss severities. Where applicable, the Company factors in termination scenarios when clean up calls are imminent.
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
2

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Summary of Loss and LAE Reserves and Recoveries
The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs for the international and structured finance insurance segment, which are included in the Company’s consolidated balance sheets as of June 30, 2023 and December 31, 2022 are presented in the following table:

	As of June 30, 2023		As of December 31, 2022
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (1)	Insurance loss recoverable	Loss and LAE reserves (1)
U.S. Public Finance Insurance	$71	$118	$107	$154
International and Structured Finance Insurance:
Before VIE eliminations	32	401	32	488
VIE eliminations	(3)	(158)	(2)	(203)

Total international and structured fi nance insurance	29	243	30	285

Total	$100	$361	$137	$439

(1) - Amounts are net of estimated recoveries of expected future claims.
Changes in Loss and LAE Reserves
Loss and LAE reserves represent the Company’s estimate of future claims and LAE payments, net of any future recoveries of such payments. The following table presents changes in the Company’s loss and LAE reserves for the six months ended June 30, 2023. Changes in loss and LAE reserves, with the exception of loss and LAE payments and the impact of the revaluation of loss reserves denominated in amounts other than U.S. dollars, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of June 30, 2023, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 4.17%. LAE reserves are generally expected to be settled within a one-year
period and are not discounted. As of June 30, 2023 and December 31, 2022, the Company’s gross loss and LAE reserves included $10 million and $12 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Six Months Ended June 30, 2023
Gross Loss and LAE Reserves as of December 31, 2022	Loss and LAE Payments	Accretion of Claim Liability Discount	Changes in Discount Rates	Changes in Assumptions (1)	Changes in Unearned Premium Revenue	Gross Loss and LAE Reserves as of June 30, 2023
$439	$(87)	$8	$(1)	$1	$1	$361

(1) - Includes changes in amount and timing of estimated payments and recoveries.
The Company’s loss and LAE reserves declined from December 31, 2022, primarily due to the termination of a first-lien RMBS insured transaction and claim payments on PREPA, partially offset by accretion.

1
3

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Changes in Insurance Loss Recoverable
Insurance loss recoverable represents the Company’s estimate of expected recoveries on paid claims and LAE. The Company recognizes potential recoveries on paid claims based on the probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. The following table presents changes in the Company’s insurance loss recoverable for the six months ended June 30, 2023. Changes in insurance loss recoverable with the exception of collections, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable
		for the Six Months Ended June 30, 2023
In millions	Gross Recoverable as of December 31, 2022	Collections for Cases	Accretion of Recoveries	Changes in Discount Rates	Changes in Assumptions	Gross Recoverable as of June 30, 2023
Insurance loss recoverable	$137	$(5)	$2	$-	$(34)	$100

The decrease in the Company’s insurance loss recoverable reflected in the preceding table was primarily due to updating PREPA scenarios to reflect the latest information about bondholder elections and the estimated value of recoveries under National’s settlement agreement.
Loss and LAE Activity
For the three and six months ended June 30, 2023, the incurred loss primarily relates to updating PREPA scenarios to reflect the latest information about bondholder elections and the estimated value of recoveries under National’s settlement agreement, which resulted in lower net expected recoveries. Changes in scenario assumptions include extending the effective date of a settlement until early 2024 and reflecting the potential that the Company receives less reimbursement of claims, partially offset by an increase in the market value of the bonds and a contingent value instrument (“CVI”) expected to be received upon settlement. In addition, the incurred loss included the termination of a first-lien RMBS insured transaction and accretion. This incurred loss was partially offset by an increase in risk-free rates, which caused future reserves, net of recoveries, to decline, primarily on the Company’s first-lien RMBS portfolio.
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
Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended June 30, 2023 and 2022, gross LAE related to remediating insured obligations were $ 3 million and a benefit of $17 thousand, respectively. For the six months ended June 30, 2023 and 2022, gross LAE related to remediating insured obligations was $5 million.

1
4

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Surveillance Categories
The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of June 30, 2023:

	Surveillance Categories
$ in millions	Caution List Low	Caution List Medium	Caution List High	Classified List	Total
Number of policies	39	1	-	98	138
Number of issues (1)	14	1	-	78	93
Remaining weighted average contract period (in years)	5.7	0.5	-	6.6	6.2
Gross insured contractual payments outstanding: (2)
Principal	$1,431	$2	$-	$1,371	$2,804
Interest	1,716	-	-	519	2,235

Total	$3,147	$2	$-	$1,890	$5,039

Gross Claim Liability (3)	$-	$-	$-	$550	$550
Less:
Gross Potential Recoveries (4)	-	-	-	155	155
Discount, net (5)	-	-	-	136	136

Net claim liability (recoverable)	$-	$-	$-	$259	$259

Unearned premium revenue	$10	$-	$-	$8	$18
Reinsurance recoverable on paid and unpaid losses (6)					$4

(1) -	An “issue” represents the aggregate of financial guarantee policies that share the same revenue source for purposes of making debt service payments on the insured debt.

(2) -	Represents contractual principal and interest payments due by the issuer of the obligations insured by MBIA.

(3) -	The gross claim liability with respect to Puerto Rico exposures are net of expected recoveries for policies in a net payable position.

(4) -	Gross potential recoveries with respect to certain Puerto Rico exposures are net of the claim liability for policies in a net recoverable position.

(5) -	Represents discount related to Gross Claim Liability and Gross Potential Recoveries.

(6) -	Included in “Other assets” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December
31
,
2022
:

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
Significant Unobservable Inputs
The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

In millions	Fair Value as of June 30, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Equity Investments	$115	Discounted cash flow	EBITDA multiples (1)
			Discount rate (1)
		Sum of the parts	Hard asset values (1)
			Type certificate values (1)
Assets of consolidated VIEs:
Loans receivable at fair value	70	Market prices of similar liabilities or internal cash flow models adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	12% - 188%(85%) (2)
Liabilities of consolidated VIEs:
Variable interest entity notes	183	Market prices of VIE assets adjusted for financial guarantees provided or market prices of similar liabilities	Impact of financial guarantee	72% - 72%(72%) (2)

(1)	- Range for EBITDA multiples, discount rate, hard asset values and type certificate values reflects their potential variability.

(2)	- Weighted average represents the total MBIA guarantees as a percentage of total instrument fair value.

In millions	Fair Value as of December 31, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets:
Equity Investments	$115	Discounted cash flow	EBITDA multiples (1)
			Discount rate (1)
		Sum of the parts	Hard asset values (1)
			Type certificate values (1)
Assets of consolidated VIEs:
Loans receivable at fair value	78	Market prices of similar liabilities or internal cash flow models adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	12% - 88%(52%) (2)
Liabilities of consolidated VIEs:
Variable interest entity notes	172	Market prices of VIE assets adjusted for financial guarantees provided or market prices of similar liabilities	Impact of financial guarantee	34% - 82%(68%) (2)

(1)	- Range for EBITDA multiples, discount rate, hard asset values and type certificate values reflects their potential variability.

(2)	- Weighted average represents the total MBIA guarantees as a percentage of total instrument fair value.
S
ensitivity of Significant Unobservable Inputs
The significant unobservable inputs used in the fair value measurement of the Company’s equity investments at fair value are EBITDA multiples, the discount rate, hard asset values and type certificate values. The fair value of equity investments is determined by taking a weighted average of valuation scenarios. If there had been lower or higher EBITDA multiples, hard asset values or type certificate values, the value of equity investments would have been lower or higher, respectively. If there had been a lower or higher discount rate, the value of equity investments would have been higher or lower, respectively.

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

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements
The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2023
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$376	$55	$-	$431
State and municipal bonds	-	127	-	127
Foreign governments	-	24	-	24
Corporate obligations	-	852	1	853
Mortgage-backed securities:
Residential mortgage-backed agency	-	199	-	199
Residential mortgage-backed non-agency	-	56	-	56
Commercial mortgage-backed	-	23	-	23
Asset-backed securities:
Collateralized debt obligations	-	161	-	161
Other asset-backed	-	72	-	72

Total fixed-maturity investments	376	1,569	1	1,946
Money market securities	326	-	-	326
Equity investments	39	19	115	173
Cash and cash equivalents	208	-	-	208
Assets of consolidated VIEs:
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	11	-	11
Commercial mortgage-backed	-	9	-	9
Asset-backed securities:
Collateralized debt obligations	-	1	-	1
Other asset-backed	-	1	-	1
Cash	7	-	-	7
Loans receivable at fair value:
Residential loans receivable	-	-	70	70
Other assets:
Other	-	-	2	2

Total assets	$956	$1,610	$188	$2,754

Liabilities:
Medium-term notes	$-	$-	$38	$38
Derivative liabilities:
Non-insured interest rate derivatives	-	48	-	48
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	183	183
Currency derivatives	-	-	12	12

Total liabilities	$-	$48	$233	$281

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

Level 3 assets at fair value as of June 30, 2023 and December 31, 2022 represented approximately 7% of total assets measured at fair value. Level 3 liabilities at fair value as of June 30, 2023 and December 31, 2022 represented approximately 83% and 82%, respectively, of total liabilities measured at fair value.

2
1

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of June 30, 2023 and December 31, 2022. The majority of the financial assets and liabilities that the Company requires fair value reporting or disclosures are valued based on the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for identical or similar products.

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of June 30, 2023	Carry Value Balance as of June 30, 2023
Liabilities:
Long-term debt	$-	$269	$-	$269	$2,505
Medium-term notes	-	-	284	284	455
Investment agreements	-	-	259	259	236
Liabilities of consolidated VIEs:
Variable interest entity loans payable	-	-	3	3	3

Total liabilities	$-	$269	$546	$815	$3,199

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$820	$820	$510
Ceded recoverable (liability)	-	-	21	21	8

	Fair Value Measurements at Reporting Date Using
In millions	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Balance as of December 31, 2022	Carry Value Balance as of December 31, 2022
Liabilities:
Long-term debt	$-	$330	$-	$330	$2,428
Medium-term notes	-	-	310	310	458
Investment agreements	-	-	257	257	233
Liabilities of consolidated VIEs:
Variable interest entity loans payable	-	-	2	2	2

Total liabilities	$-	$330	$569	$899	$3,121

Financial Guarantees:
Gross liability (recoverable)	$-	$-	$864	$864	$568
Ceded recoverable (liability)	-	-	21	21	15

2
2

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2023 and 2022:
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2023

In millions	Balance, Beginning of Period	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2023	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of June 30, 2023 (1)
Assets:
Corporate obligations	$1	$-	$-	$-	$-	$-	$-	$-	$-	$1	$-	$-
Equity investments	115	-	-	-	-	-	-	-	-	115	-	-
Assets of consolidated VIEs:
Loans receivable - residential	83	(11)	-	-	-	(2)	-	-	-	70	(12)	-
Other	9	2	-	-	-	-	(9)	-	-	2	(2)	-

Total assets	$208	$(9)	$-	$-	$-	$(2)	$(9)	$-	$-	$188	$(14)	$-

In millions	Balance, Beginning of Period	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2023	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of June 30, 2023 (2)
Liabilities:
Medium-term notes	$42	$(3)	$(1)	$-	$-	$-	$-	$-	$-	$38	$(3)	$(1)
Liabilities of consolidated VIEs:
VIE notes	154	17	(12)	-	62	(22)	(16)	-	-	183	(5)	7
Currency derivatives	11	1	-	-	-	-	-	-	-	12	1	-

Total liabilities	$207	$15	$(13)	$-	$62	$(22)	$(16)	$-	$-	$233	$(7)	$6

(1) -	Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

(2) -	Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2022

In millions	Balance, Beginning of Period	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2022	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of June 30, 2022 (1)
Assets:
Residential mortgage-backed non-agency	$38	$1	$(5)	$21	$-	$-	$-	$-	$-	$55	$-	$(3)
Assets of consolidated VIEs:
Loans receivable-residential	76	(6)	-	-	-	(2)	-	-	-	68	(8)	-
Currency derivatives	9	-	-	-	-	-	-	-	-	9	-	-
Other	15	1	-	-	-	-	-	-	-	16	1	-

Total assets	$138	$(4)	$(5)	$21	$-	$(2)	$-	$-	$-	$148	$(7)	$(3)

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

For the three months ended June 30, 2023, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.
For the three months ended June 30, 2023 and 2022, there were no transfers into or out of Level 3.
The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2023 and 2022:
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2023

In millions	Balance, Beginning of Year	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2023	Change in Unrealized Gains (Losses) for the Period Included in OCI for Assets still held as of June 30, 2023 (1)
Assets:
Corporate obligations	$-	$-	$-	$-	$-	$-	$-	$1	$-	$1	$-	$-
Equity investments	115	-	-	-	-	-	-	-	-	115	-	-
Assets of consolidated VIEs:
Loans receivable - residential	78	(3)	-	-	-	(5)	-	-	-	70	(7)	-
Other	23	3	-	-	-	-	(24)	-	-	2	(1)	-

Total assets	$216	$-	$-	$-	$-	$(5)	$(24)	$1	$-	$188	$(8)	$-

In millions	Balance, Beginning of Year	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in Credit Risk in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2023	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of June 30, 2023 (2)
Liabilities:
Medium-term notes	$41	$-	$(3)	$-	$-	$-	$-	$-	$-	$38	$-	$(3)
Liabilities of consolidated VIEs:
VIE notes	172	33	(26)	-	62	(24)	(34)	-	-	183	(3)	7
Currency derivatives	6	6	-	-	-	-	-	-	-	12	6	-

Total liabilities	$219	$39	$(29)	$-	$62	$(24)	$(34)	$-	$-	$233	$3	$4

(1) -	Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

(2) -	Reported within the “Instrument-specific credit risk of liabilities measured at fair value ” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2022

In millions	Balance, Beginning of Year	Total Gains / (Losses) Included in Earnings	Unrealized Gains / (Losses) Included in OCI (1)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2022	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets still held as of June 30, 2022 (1)
Assets:
Residential mortgage- backed non-agency	$-	$1	$(5)	$59	$-	$-	$-	$-	$-	$55	$-	$-
Assets of consolidated VIEs:
Collateralized debt obligations	4	-	-	-	-	(4)	-	-	-	-	-	-
Loans receivable - residential	77	(5)	-	-	-	(4)	-	-	-	68	(9)	-
Currency derivatives	9	-	-	-	-	-	-	-	-	9	-	-
Other	14	2	-	-	-	-	-	-	-	16	2	-

Total assets	$104	$(2)	$(5)	$59	$-	$(8)	$-	$-	$-	$148	$(7)	$-

In millions	Balance, Beginning of Year	Total (Gains) / Losses Included in Earnings	Unrealized (Gains) / Losses Included in OCI (2)	Purchases	Issuances	Settlements	Sales	Transfers into Level 3	Transfers out of Level 3	Ending Balance	Change in Unrealized (Gains) Losses for the Period Included in Earnings for Liabilities still held as of June 30, 2022	Change in Unrealized (Gains) Losses for the Period Included in OCI for Liabilities still held as of June 30, 2022 (2)
Liabilities:
Medium-term notes	$98	$(22)	$13	$-	$-	$(47)	$-	$-	$-	$42	$(20)	$14
Liabilities of consolidated VIEs:
VIE notes	291	(26)	20	-	-	(68)	-	-	-	217	(8)	6

Total liabilities	$389	$(48)	$33	$-	$-	$(115)	$-	$-	$-	$259	$(28)	$20

(1) -	Reported within the “Unrealized gains (losses) on available-for-sale securities” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

(2) -	Reported within the “Instrument-specific credit risk of liabilities measured at fair value” on MBIA’s Consolidated Statement of Comprehensive Income/Loss.

For the six months ended June 30, 2023, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.
For the six months ended June 30, 2023, transfers into Level 3 and out of Level 2 were related to corporate obligations, where inputs, which are significant to their valuation, became unobservable during the year. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers out of Level 3.
For the six months ended June 30, 2022, there were no transfers into or out of Level 3.

2
5

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended June 30, 2023 and 2022 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2023	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2022
Revenues:
Net gains (losses) on financial instruments at fair value and foreign exchange	$3	$3	$14	$12
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(20)	(10)	25	(1)
Other net realized gains (losses)	(7)	-	-	-

Total	$(24)	$(7)	$39	$11

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the six months ended June 30, 2023 and 2022 are reported on the Company’s consolidated statements of operations as follows:

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
In millions	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2023	Total Gains (Losses) Included in Earnings	Change in Unrealized Gains (Losses) for the Period Included in Earnings for Assets and Liabilities still held as of June 30, 2022
Revenues:
Net gains (losses) on financial instruments at fair value and foreign exchange	$-	$-	$23	$20
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(18)	(11)	23	1
Other net realized gains (losses)	(21)	-	-	-

Total	$(39)	$(11)	$46	$21

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
The following table presents the gains and (losses) included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 for financial instruments for which the fair value option was elected:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Investments carried at fair value (1)	$-	$(26)	$3	$(34)
Fixed-maturity securities held at fair value-VIE (3)	-	(2)	(4)	(3)
Loans receivable at fair value:
Residential mortgage loans (2)	(11)	(6)	(3)	(5)
Other assets-VIE (3)	2	1	3	2
Medium-term notes (1)	3	13	-	22
Variable interest entity notes (3)	(17)	28	(33)	23

(1) - Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on MBIA’s consolidated statements of operations.
(2) - Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange-VIE” on MBIA’s consolidated statements of operations.
(3) - Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange-VIE” and “Other net realized gains (losses)-VIE” on MBIA’s consolidated statements of operat ion
s.
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2023 and December 31, 2022 for loans and notes for which the fair value option was elected:

	As of June 30, 2023			As of December 31, 2022
In millions	Contractual Outstanding Principal	Fair Value	Difference	Contractual Outstanding Principal	Fair Value	Difference
Loans receivable at fair value:
Residential mortgage loans - current	$43	$43	$-	$39	$39	$-
Residential mortgage loans (90 days or more past due)	167	27	140	149	39	110

Total loans receivable and other instruments at fair value	$210	$70	$140	$188	$78	$110
Variable interest entity notes	$503	$183	$320	$780	$172	$608
Medium-term notes	$55	$38	$17	$53	$41	$12
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
Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option
As of June 30, 2023 and December 31, 2022, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were losses of $16 million and $45 million, respectively, reported in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the three months ended June 30, 2023 and 2022, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $20 million and gains of $15 million, respectively. During the six months ended June 30, 2023 and 2022, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $34 million and gains of $12 million, respectively.

2
7

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments
Investments, excluding equity instruments, those elected under the fair value option and those classified as trading, consist of debt instruments classified as available-for-sale
(“AFS”).
The following tables present the amortized cost, allowance for credit losses, corresponding gross unrealized gains and losses and fair value for AFS investments in the Company’s consolidated investment portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023
In millions	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$453	$-	$6	$(34)	$425
State and municipal bonds	134	-	2	(10)	126
Foreign governments	25	-	1	(2)	24
Corporate obligations	899	-	1	(123)	777
Mortgage-backed securities:
Residential mortgage-backed agency	207	-	-	(21)	186
Residential mortgage-backed non-agency	54	-	2	(6)	50
Commercial mortgage-backed	23	-	-	(1)	22
Asset-backed securities:
Collateralized debt obligations	114	-	1	(3)	112
Other asset-backed	53	-	-	(3)	50

Total AFS investments	$1,962	$-	$13	$(203)	$1,772

	December 31, 2022
In millions	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$541	$-	$5	$(38)	$508
State and municipal bonds	173	-	2	(11)	164
Foreign governments	23	-	-	(3)	20
Corporate obligations	862	-	1	(148)	715
Mortgage-backed securities:
Residential mortgage-backed agency	217	-	-	(22)	195
Residential mortgage-backed non-agency	96	-	3	(11)	88
Commercial mortgage-backed	24	-	-	(1)	23
Asset-backed securities:
Collateralized debt obligations	117	-	-	(5)	112
Other asset-backed	110	-	-	(4)	106

Total AFS investments	$2,163	$-	$11	$(243)	$1,931

The following table presents the distribution by contractual maturity of AFS fixed-maturity securities at amortized cost, net of allowance for credit losses, and fair value as of June 30, 2023. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities
In millions	Net Amortized Cost	Fair Value
Due in one year or less	$119	$119
Due after one year through five years	353	341
Due after five years through ten years	310	269
Due after ten years	729	623
Mortgage-backed and asset-backed	451	420

Total fixed-maturity investments	$1,962	$1,772

2
8

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

Deposited and Pledged Securities
The fair value of securities on deposit with various regulatory authorities as of June 30, 2023 and December 31, 2022 was $10 million. These deposits are required to comply with state insurance laws.
Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of June 30, 2023 and December 31, 2022, the fair value of securities pledged as collateral for these investment agreements approximated $233 million and $251 million, respectively. The Company’s collateral as of June 30, 2023 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks.
Refer to “Note 8: Derivative Instruments” for information about securities posted to derivative counterparties.
Impaired Investments
The following tables present the
non-credit
related gross unrealized losses related to AFS investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$97	$(5)	$196	$(29)	$293	$(34)
State and municipal bonds	52	(2)	35	(8)	87	(10)
Foreign governments	1	-	9	(2)	10	(2)
Corporate obligations	195	(4)	509	(119)	704	(123)
Mortgage-backed securities:
Residential mortgage-backed agency	51	(2)	124	(19)	175	(21)
Residential mortgage-backed non-agency	-	-	33	(6)	33	(6)
Commercial mortgage-backed	15	-	7	(1)	22	(1)
Asset-backed securities:
Collateralized debt obligations	9	-	102	(3)	111	(3)
Other asset-backed	7	-	36	(3)	43	(3)

Total AFS investments	$427	$(13)	$1,051	$(190)	$1,478	$(203)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
In millions	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$266	$(34)	$29	$(4)	$295	$(38)
State and municipal bonds	92	(10)	1	(1)	93	(11)
Foreign governments	9	(3)	-	-	9	(3)
Corporate obligations	508	(106)	141	(42)	649	(148)
Mortgage-backed securities:
Residential mortgage-backed agency	112	(9)	65	(13)	177	(22)
Residential mortgage-backed non-agency	65	(10)	2	(1)	67	(11)
Commercial mortgage-backed	18	(1)	1	-	19	(1)
Asset-backed securities:
Collateralized debt obligations	51	(1)	60	(4)	111	(5)
Other asset-backed	44	(3)	24	(1)	68	(4)

Total AFS investments	$1,165	$(177)	$323	$(66)	$1,488	$(243)

Gross unrealized losses on AFS investments decreased as of June 30, 2023 compared with December 31, 2022 primarily due to tightening credit spreads, and to a lesser extent, lower interest rates on longer dated securities.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 7: Investments (continued)

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of June 30, 2023 and December 31, 2022 was 14 years. As of June 30, 2023 and December 31, 2022, there were 597 and 210 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 546 and 190 securities, respectively, were below book value by more than 5%.
The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of June 30, 2023:

	AFS Securities
Percentage of Fair Value Below Book Value	Number of Securities	Book Value (in millions)	Fair Value (in millions)
> 5% to 15%	253	$474	$426
> 15% to 25%	191	430	347
> 25% to 50%	100	184	128
> 50%	2	-	-

Total	546	$1,088	$901

As of June 30, 2023, the Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of June 30, 2023 that would require the sale of impaired securities. For the three and six months ended June 30, 2022, impairment loss due to intent to sell securities in an unrealized loss position was $19 million and reported in “Other net realized gains (losses)” on the Company’s consolidated results of operation.
Credit Losses on Investments
The Company’s fixed-maturity securities for which fair value is less than amortized cost are reviewed quarterly in order to determine whether a credit loss exists. If the Company determines that the declines in the fair value are related to credit loss, the Company will establish an allowance for credit losses and recognize the credit component through earnings. Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022 for a discussion of the Company’s policy for its determination of credit losses. The Company did not purchase any credit-deteriorated assets for the six months ended June 30, 2023.
Allowance for Credit Losses Rollforward for AFS
The following tables present the rollforward of allowance for credit losses on AFS investments for the three and six months ended June 30, 2022. The additions to the allowance for credit losses for the six months ended June 30, 2022 were related to concerns on an issuer’s credit deterioration as a result of the Ukraine and Russia conflict. The Company did not establish an allowance for credit losses for AFS securities for the three or six months ended June 30, 2023.

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

The Company does not recognize credit losses on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of June 30, 2023 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company. The Company did not hold any securities in an unrealized loss position that were insured by a third-party financial guarantor as of June 30, 2023.

In millions	Fair Value	Unrealized Loss	Insurance Loss Reserve (1)
Mortgage-backed	$25	$(5)	$29
Corporate obligations	84	(25)	-

Total	$109	$(30)	$29

(1) -
Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured and are discounted using a discount rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract and may differ from the fair value.

Sales of
Available-for-Sale
Investments
Gross realized gains and losses from sales of AFS investments are recorded within “Net realized investment gains (losses)” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Proceeds from sales	$174	$414	$272	$520
Gross realized gains	$-	$1	$1	$1
Gross realized losses	$(7)	$(22)	$(11)	$(25)
Equity and Trading Investments
Equity and trading investments are included within “Investments carried at fair value” on the Company’s consolidated balance sheets. Unrealized gains and losses recognized on equity and trading investments held as of the end of each period for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Net gains (losses) recognized during the period on equity and trading securities	$2	$(18)	$3	$(28)
Less:
Net gains (losses) recognized during the period on equity and trading securities sold during the period	-	(1)	-	-

Unrealized gains (losses) recognized during the period on equity and trading securities still held at the reporting date	$2	$(17)	$3	$(28)

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
Credit Derivatives Sold
The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of June 30, 2023 and December 31, 2022. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s Investor Services (“Moody’s”), Standard & Poor’s Financial Services, LLC (“S&P”) or MBIA.

$ in millions	As of June 30, 2023
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured swaps	13.5 Years	$-	$47	$1,005	$210	$60	$1,322	$-

Total fair value		$-	$-	$-	$-	$-		$-

$ in millions	As of December 31, 2022
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured swaps	13.7 Years	$-	$50	$1,013	$227	$60	$1,350	$-

Total fair value		$-	$-	$-	$-	$-		$-

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
Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of June 30, 2023 and December 31, 2022, the Company did not hold or post cash collateral to derivative counterparties.
As of June 30, 2023 and December 31, 2022, the Company had securities with a fair value of $73 million posted to derivative counterparties, and these amounts are included within “Fixed-maturity securities held as available-for-sale,
at fair value” on the Company’s consolidated balance sheets.

3
2

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 8: Derivative Instruments (continued)

As of June 30, 2023 and December 31, 2022, the fair value on one Credit Support Annex (“CSA”) was a liability of $1 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of June 30, 2023 and December 31, 2022, the counterparty was rated Aa3 by Moody’s and A+ by S&P.
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
The following tables present the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of June 30, 2023 and December 31, 2022:

	June 30, 2023
In millions		Derivative Assets (1)		Derivative Liabilities (1)
Derivative Instruments	Notional Amount Outstanding	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not designated as hedging instruments:
Insured swaps	$1,322	Other assets	$-	Derivative liabilities	$-
Interest rate swaps	378	Other assets	-	Derivative liabilities	(48)
Interest rate swaps-embedded	199	Medium-term notes	2	Medium-term notes	(1)
Currency swaps-VIE	14	Other assets-VIE	-	Derivative liabilities-VIE	(12)

Total non-designated derivatives	$1,913		$2		$(61)

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

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2023 and 2022:

In millions
Derivatives Not Designated as		Three Months Ended June 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2023	2022
Insured swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$-	$1
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	10	26
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(1)	-

Total		$9	$27

3
3

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 8: Derivative Instruments (continued)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2023 and 2022:

In millions
Derivatives Not Designated as		Six Months Ended June 30,
Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2023	2022
Insured swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$-	$1
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	1	56
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(6)	-

Total		$(5)	$57

Note 9: Income Taxes
The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Income (loss) from continuing operations before income taxes	$(78)	$(36)	$(161)	$(109)
Provision (benefit) for income taxes	$-	$-	$-	$-
Effective tax rate	0.0%	0.0%	0.0%	0.0%
For the six months ended June 30, 2023 and 2022, the Company’s effective tax rate applied to its loss from continuing operations before income taxes was lower than the U.S. statutory tax rate due to the full valuation allowance on the changes in its net deferred tax asset.
Deferred Tax Asset, Net of Valuation Allowance
The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax
income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $
1.2
 billion as of June 30, 2023 and December 31, 2022. The Company will continue to analyze the valuation allowance on a quarterly basis.
Net operating losses (“NOLs”) of property and casualty insurance companies are permitted to be carried back two years and carried forward 20 years. NOLs of property and casualty insurance companies are not subject to the 80 percent taxable income limitation and indefinite lived carryforward period required by the Tax Cuts and Jobs Act applicable to general corporate NOLs.
Accounting for Uncertainty in Income Taxes
The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of June 30, 2023 and December 31, 2022, the Company had
no
UTB.
Federal income tax returns through 2011 have been examined or surveyed. As of June 30, 2023, the Company’s NOL is approximately $3.9 billion. NOLs generated prior to tax reform and property and casualty NOLs generated after tax reform will expire between tax years 2026 through 2043. As of June 30, 2023, the Company has a foreign tax credit carryforward of $57 million, which will expire between tax years 2023 through 2033.
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
Segments Results
The following tables provide the Company’s segment results for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	U.S. Public		International
			and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$19	$3	$17	$1		$40
Net gains (losses) on financial instruments at fair value and foreign exchange	-	13	(2)	-		11
Net gains (losses) on extinguishment of debt	-	1	-	-		1
Revenues of consolidated VIEs	-	-	(24)	-		(24)
Inter-segment revenues (2)	7	14	1	(22)		-

Total revenues	26	31	(8)	(21)		28
Losses and loss adjustment	26	-	2	-		28
Amortization of deferred acquisition costs and operating	2	18	2	(1)		21
Interest	-	14	40	(1)		53
Expenses of consolidated VIEs	-	-	4	-		4
Inter-segment expenses (2)	9	5	5	(19)		-

Total expenses	37	37	53	(21)		106

Income (loss) from continuing operations before income taxes	$(11)	$(6)	$(61)	$-		$(78)

Identifiable assets per segment	$2,453	$611	$1,038	$(933	) (3)	$3,169
Assets held for sale	-	-	-	-		88

Total identifiable assets	$2,453	$611	$1,038	$(933)		$3,257

(1) -	Consists of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).
(2) -	Primarily represents intercompany service charges and intercompany net investment income and expenses.
(3) -	Consists principally of intercompany reinsurance balances.

3
6

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 10: Business Segments (continued)

	Three Months Ended June 30, 2022
	U.S. Public		International
			and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations	Consolidated
Revenues (1)	$(13)	$4	$12	$-	$3
Net gains (losses) on financial instruments at fair value and foreign exchange	(21)	37	(7)	-	9
Net gains (losses) on extinguishment of debt	-	4	-	-	4
Revenues of consolidated VIEs	-	-	24	-	24
Inter-segment revenues (2)	6	14	2	(22)	-

Total revenues	(28)	59	31	(22)	40
Losses and loss adjustment	49	-	(29)	-	20
Amortization of deferred acquisition costs and operating	1	8	3	-	12
Interest	-	14	29	-	43
Expenses of consolidated VIEs	-	-	1	-	1
Inter-segment expenses (2)	10	6	5	(21)	-

Total expenses	60	28	9	(21)	76

Income (loss) from continuing operations before income taxes	$(88)	$31	$22	$(1)	$(36)

(1) -	Consists of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).
(2) -	Primarily represents intercompany service charges and intercompany net investment income and expenses.

3
7

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
Note 10: Business Segments (continued)

The following tables provide the Company’s segment results for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023
	U.S. Public		International
			and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$41	$7	$24	$-		$72
Net gains (losses) on financial instruments at fair value and foreign exchange	2	2	(5)	-		(1)
Net gains (losses) on extinguishment of debt	-	1	-	-		1
Revenues of consolidated VIEs	-	-	(42)	-		(42)
Inter-segment revenues (2)	14	28	3	(45)		-

Total revenues	57	38	(20)	(45)		30
Losses and loss adjustment	26	-	9	-		35
Amortization of deferred acquisition costs and operating	4	36	5	(1)		44
Interest	-	28	76	-		104
Expenses of consolidated VIEs	-	-	8	-		8
Inter-segment expenses (2)	21	11	12	(44)		-

Total expenses	51	75	110	(45)		191

Income (loss) from continuing operations before income taxes	$6	$(37)	$(130)	$-		$(161)

Identifiable assets per segment	$2,453	$611	$1,038	$(933	) (3)	$3,169
Assets held for sale	-	-	-	-		88

Total identifiable assets	$2,453	$611	$1,038	$(933)		$3,257

(1) -	Consists of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).
(2) -	Primarily represents intercompany service charges and intercompany net investment income and expenses.
(3) -	Consists principally of intercompany reinsurance balances.

	Six Months Ended June 30, 2022
	U.S. Public		International
			and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations	Consolidated
Revenues (1)	$7	$6	$17	$-	$30
Net gains (losses) on financial instruments at fair value and foreign exchange	(37)	76	(13)	-	26
Net gains (losses) on extinguishment of debt	-	4	-	-	4
Revenues of consolidated VIEs	-	-	20	-	20
Inter-segment revenues (2)	14	31	5	(50)	-

Total revenues	(16)	117	29	(50)	80
Losses and loss adjustment	136	-	(67)	-	69
Amortization of deferred acquisition costs and operating	4	23	6	-	33
Interest	-	28	56	-	84
Expenses of consolidated VIEs	-	-	3	-	3
Inter-segment expenses (2)	23	12	14	(49)	-

Total expenses	163	63	12	(49)	189

Income (loss) from continuing operations before income taxes	$(179)	$54	$17	$(1)	$(109)

(1) -	Consists of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).
(2) -	Primarily represents intercompany service charges and intercompany net investment income and expenses.
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
The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except per share amounts	2023	2022	2023	2022
Basic and diluted earnings per share:
Net income (loss) from continuing operations available to common shareholders	$(78)	$(36)	$(161)	$(109)
Income (loss) from discontinued operations, net of income taxes	3	-	-	-
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	(1)	-	6	-

Net income (loss) from discontinued operations attributable to MBIA Inc.	4	-	(6)	-

Net income (loss) attributable to MBIA Inc.	$(74)	$(36)	$(167)	$(109)
Basic and diluted weighted average shares (1)	49.0	49.8	49.5	49.7
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted:
Continuing operations	$(1.52)	$(0.72)	$(3.38)	$(2.20)
Discontinued operations	0.06	-	(0.13)	-

Net income (loss) per share attributable to MBIA Inc. - basic and diluted	$(1.46)	$(0.72)	$(3.51)	$(2.20)

Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	4.8	5.0	4.8	5.0

(1) -
Includes approximately 1 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three and six months ended June 30, 2023 and 2022.

MBIA Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 12: Accumulated Other Comprehensive Income
The following table presents the changes in the components of AOCI for the six months ended June 30, 2023:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Instrument- Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, December 31, 2022	$(234)	$(4)	$(45)	$(283)
Other comprehensive income (loss) before reclassifications	28	-	(5)	23
Amounts reclassified from AOCI	13	-	34	47

Net period other comprehensive income (loss)	41	-	29	70

Balance, June 30, 2023	$(193)	$(4)	$(16)	$(213)

The following table presents the details of the reclassifications from AOCI for the three and six months ended June 30, 2023 and 2022:

In millions	Amounts Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components	2023	2022	2023	2022	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$(8)	$2	$(13)	$2	Net realized investment gains (losses)
Instrument-specific credit risk of liabilities:
Deconsolidation of VIEs	(7)	-	(21)	-	Other net realized gains (losses) - VIE
Settlement of liabilities	(13)	15	(13)	12	Net gains (losses) on financial instruments at fair value and foreign exchange - VIE

Total reclassifications for the period	$(28)	$17	$(47)	$14	Net income (loss)

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
On July 1, 2019, the Oversight Board and AAFAF filed an adversary complaint against the Trustee for the PREPA bonds, challenging the validity of the liens arising under the Trust Agreement securing the insurance obligations of National. On September 30, 2022, the Oversight Board filed an amended complaint objecting to: (1) the secured claims asserted by the Trustee in PREPA’s assets; and (2) all unsecured claims of the Trustee, including as a result of the disallowance of the Trustee’s claims. The Oversight Board alleges that the Trustee’s security interest in PREPA’s property is limited to moneys deposited to the credit of the sinking fund and subordinate funds, and are non-recourse
except as to the same sinking and subordinate funds moneys actually deposited. In addition it asserts that the Trust Agreement does not grant security interests in any of the covenants or remedies thereunder, that any security interests in deposit accounts other than those held by the Trustee are unperfected, and that there can be no security interest in the covenants and remedies, and if so, would be unperfected. The Defendants, including National, filed an answer and counterclaim on October 17, 2022. On October 24, 2022, the Oversight Board and Defendants each filed summary judgment motions seeking expedited resolution of certain counts in the amended complaint. On March 22, 2023, the Court ruled on summary judgment, finding the bondholders’ liens only extend to the amount of funds held in certain specified accounts. In addition, the court determined that the unsecured portion of the bondholders’ claims were subject to estimation of their scope.

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
Lease Commitments
The Company has a lease agreement for its headquarters in Purchase, New York. The initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense is recognized on a straight-line basis. The following table provides information about the Company’s leases as of June 30, 2023:

$ in millions	As of June 30, 2023	Balance Sheet Location
Right-of-use asset	$16	Other assets
Lease liability	$16	Other liabilities
Weighted average remaining lease term (years)	6.9
Discount rate used for operating leases	7.5%
Total future minimum lease payments	$22

4
1

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

National’s primary objectives are to maximize the performance of its existing insured portfolio through effective surveillance and remediation activity and effectively manage its investment portfolio. Our corporate segment consists of general corporate activities, including providing support services to MBIA’s operating subsidiaries and asset and capital management. MBIA Corp.’s primary objectives are to satisfy all claims by its policyholders and to maximize future recoveries, if any, for its surplus note holders, and then its preferred stock holders. MBIA Corp. is executing this strategy by, among other things, taking steps to maximize the collection of recoveries and reducing and mitigating potential losses on its insurance exposures. We do not expect National or MBIA Corp. to write significant new business. The Company announced in May of 2023 that it had suspended its process of exploring strategic alternatives in light of prevailing market conditions and feedback arising from that process.

Economic Environment

U.S. economic activity indicators point to modest growth in spending and production, with robust job gains and a low unemployment rate. Inflation remains elevated. With the Federal Open Market Committee (“FOMC”) seeking to achieve maximum employment and 2% inflation, the FOMC has increased its target range for the federal funds rate to 5.25% to 5.50% at its most recent meetings. Economic and financial market trends could impact the Company’s financial results. Economic improvement at the state and local level strengthens the credit quality of the issuers of our insured municipal bonds, improves the performance of our insured U.S. public finance portfolio and could reduce the amount of National’s potential incurred losses. In addition, higher projected interest rates could adversely affect the values of our Company’s investment portfolio, but increase investment portfolio yield and income, increase the value of the Company’s interest rate swaps, and decrease the present value of loss reserves.

2023 Business Developments

The following is a summary of 2023 business developments:

•

On January 1, 2023, the Puerto Rico Electric Power Authority (“PREPA”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $18 million. As of June 30, 2023, National had $1.0 billion of debt service outstanding related to the Commonwealth of Puerto Rico and certain of its instrumentalities (“Puerto Rico”), of which $926 million related to PREPA. In addition, on July 1, 2023, PREPA defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $119 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW (continued)

•

On March 8, 2022, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) and PREPA terminated the pending restructuring support agreement. On April 8, 2022, the Court appointed a new panel of judges to commence mediation among the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), the Ad Hoc creditor group of holders of PREPA Senior Bonds, Assured, National and Syncora. The mediation initially terminated on September 16, 2022; however on September 29, 2022 the Court entered an order restarting mediation through January 31, 2023. Mediation has since been further continued until July 28, 2023. On January 31, 2023, National entered into the PREPA Plan Support Agreement (“PREPA PSA”) with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. An amended plan of adjustment for PREPA and related disclosure statement, including the PREPA PSA, was filed on February 9, 2023. On June 26, 2023, the Court entered an order reducing bondholder allowed net unsecured claims to $2.4 billion from approximately $7.6 billion. On June 28, 2023, Judge Swain ordered that the Oversight Board file the Third Amended Plan of Adjustment for PREPA (“Third Amended Plan”) on July 14, 2023 and that the parties file a joint status report by July 19, 2023 with a proposed litigation schedule for confirmation proceedings. On July 13, 2023, Judge Swain signed an order moving the Third Amended Plan filing date to July 28, 2023 and the joint status report to August 2, 2023. The plan filing date was subsequently moved to August 4, 2023. There is no assurance the Third Amended Plan will ultimately be confirmed and go effective. In the event of a substantially different confirmed plan of adjustment from the PREPA PSA, National’s PREPA loss reserves and recoveries could be materially adversely affected.

Refer to the following “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

•

On May 3, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company and/or National to purchase up to $100 million of the Company’s shares in open market transactions, in privately negotiated transactions or by any other legal means. During the six months ended June 30, 2023, National purchased 2.9 million shares at an average price per share of $8.06. Refer to the “Liquidity and Capital Resources—Capital Resources” section included herein for additional information about share repurchases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except for per share, percentage and share amounts	2023	2022	2023	2022
Total revenues	$28	$40	$30	$80
Total expenses	106	76	191	189

Income (loss) from continuing operations before income taxes	(78)	(36)	(161)	(109)
Provision (benefit) for income taxes	-	-	-	-

Net income (loss) from continuing operations	(78)	(36)	(161)	(109)
Income (loss) from discontinued operations, net of income taxes	3	-	-	-

Net income (loss)	(75)	(36)	(161)	(109)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	(1)	-	6	-

Net income (loss) attributable to MBIA Inc.	$(74)	$(36)	$(167)	$(109)

Net income (loss) per basic and diluted common share attributable to MBIA Inc.	$(1.46)	$(0.72)	$(3.51)	$(2.20)
Adjusted net income (loss)(1)	$(22)	$(47)	$(23)	$(143)
Adjusted net income (loss) per diluted share(1)	$(0.45)	$(0.93)	$(0.47)	$(2.87)
Weighted average basic and diluted common shares outstanding	49,040,489	49,826,695	49,490,701	49,729,610

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

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

Income (loss) from Continuing Operations Before Income Taxes

Consolidated total revenues decreased for the three months ended June 30, 2023 compared with the same period of 2022 principally due to unfavorable changes in revenues from consolidated variable interest entities (“VIEs”). These unfavorable changes were partially offset by an increase in investment revenues. The unfavorable change in revenues from consolidated VIEs was due to the reclassification of credit risk losses from accumulated other comprehensive income (“AOCI”) to net income (loss) compared with the reclassification of credit risk gains from AOCI in 2022. These reclassifications were due to early redemptions of VIE liabilities and a deconsolidation of a VIE in 2023. The favorable changes in investment revenues for the three months ended June 30, 2023 compared with the same period of 2022 was primarily due to a decrease of $14 million of net realized investment losses from sales of investments and an increase in net investment income of $13 million primarily from accretion from the early redemption of investments and a higher interest rate environment. In addition, the three months ended June 30, 2022 included $19 million of impairments on investments as a result of our intent to sell these securities before they recover their cost basis with no comparable impairment in 2023.

Consolidated total expenses for the three months ended June 30, 2023 included $28 million of losses and loss adjustment expense (“LAE”) compared with $20 million for the same period of 2022. This increase in losses and LAE was primarily due to unfavorable changes from our insured first-lien residential mortgage-backed securities (“RMBS”) exposure in 2023 when compared with 2022. The increase in losses and LAE was partially offset by favorable changes in losses and LAE from certain Puerto Rico credits. Refer to the following “Loss and Loss Adjustment Expenses” sections of the U.S. Public Finance Insurance and International and Structured Finance Insurance segments for additional information on our losses and LAE. In addition, interest expense and operating expense increased $10 million and $9 million, respectively, for the three months ended June 30, 2023 compared with the same period of 2022. The increase in interest expense was primarily due to an increase in London Interbank Offered Rate (“LIBOR”), which MBIA Corp.’s surplus notes interest expense are indexed. The increase in operating expense was primarily due to an increase in compensation expense related to the Company’s non-qualified deferred compensation plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022

Income (loss) from Continuing Operations Before Income Taxes

Consolidated total revenues decreased for the six months ended June 30, 2023 compared with the same period of 2022 principally due to unfavorable changes in fair value gains on interest rate swaps, revenues from consolidated VIEs and foreign exchange rates. These unfavorable changes were partially offset by an increase investment income and a decrease in losses from fair valuing investments. Fair value gains on our interest rate swaps for the six months ended June 30, 2023 were $2 million compared with gains of $63 million for the same period of 2022. The decrease was due to a larger increase in interest rates in 2022. Consolidated VIE revenue for the six months ended June 30, 2023 was a loss of $42 million compared with a gain of $20 million for the same period of 2022. This unfavorable change is primarily due to the reclassification of credit risk losses from AOCI to net income (loss) in 2023 compared with the reclassification of credit risk gains in 2022 due to the early redemption of VIE liabilities carried at fair value and the deconsolidation of VIEs. Foreign exchange losses for the six months ended June 30, 2023 on Euro-denominated liabilities were $4 million compared with gains of $20 million for the same period of 2022. For the six months ended June 30, 2023 and 2022, these foreign exchange losses and gains were driven by the weakening and strengthening, respectively, of the U.S. dollar against the euro. The six months ended June 30, 2023 included $6 million of gains from fair valuing investments compared with $53 million of losses from fair valuing investments for the same period of 2022. The favorable changes in investment income for the six months ended June 30, 2023 compared with the same period of 2022 was primarily due to an increase in net investment income of $20 million primarily from a higher interest rate environment and accretion from the early redemption of investments and a decrease of $14 million of net realized investment losses from sales of investments. In addition, the six months ended June 30, 2022 included $19 million of impairments on investments as a result of our intent to sell these securities before they recover their cost basis with no comparable impairment in 2023.

Consolidated total expenses for the six months ended June 30, 2023 included $35 million of losses and loss adjustment expense (“LAE”) compared with $69 million for the same period of 2022. This decrease in losses and LAE was primarily due to favorable changes from certain Puerto Rico credits. This decrease was partially offset by unfavorable changes in losses and LAE from insured first-lien RMBS exposure in 2023 when compared with 2022. Refer to the following “Loss and Loss Adjustment Expenses” sections of the U.S. Public Finance Insurance and International and Structured Finance Insurance segments for additional information on our losses and LAE. Interest expense and operating expense increased $20 million and $12 million, respectively, for the six months ended June 30, 2023 compared with the same period of 2022. The increase in interest expense was primarily due to an increase in LIBOR, which MBIA Corp.’s surplus notes interest expense are indexed. The increase in operating expense was primarily due to an increase in compensation expense related to the Company’s non-qualified deferred compensation plan.

Three and Six Months Ended June 30, 2023 vs. Three and Six Months Ended June 30, 2022

Provision for Income Taxes

For the three and six months ended June 30, 2023 and 2022, our effective tax rate applied to our loss before income taxes was below the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset, which included our net operating loss (“NOL”).

As of June 30, 2023 and December 31, 2022, the Company’s valuation allowance against its net deferred tax asset was $1.2 billion. Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National. Accordingly, the Company will continue to re-evaluate its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future. Refer to “Note 9: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.

Income (loss) from discontinued operations, net of income taxes

The Company classifies certain portfolio companies that the Company acquired from the Zohar CDOs bankruptcy distribution as discontinued operations. Included in this amount are the results of operations for the three and six months ended June 30, 2023. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a further discussion of our discontinued operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except share and per share amounts	2023	2022	2023	2022
Net income (loss)	$(74)	$(36)	$(167)	$(109)
Less: adjusted net income (loss) adjustments:
Income (loss) from discontinued operations, net of noncontrolling interest	4	-	(6)	-
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(61)	23	(130)	18
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments(1)	12	13	5	37
Foreign exchange gains (losses)(1)	(1)	13	(4)	19
Net realized investment gains (losses)	(7)	(21)	(10)	(23)
Net gains (losses) on extinguishment of debt	1	5	1	5
Net investment losses related to impairments of securities(2)	-	(22)	-	(22)
Adjusted net income adjustment to the (provision) benefit for income tax	-	-	-	-

Adjusted net income (loss)	$(22)	$(47)	$(23)	$(143)

Adjusted net income (loss) per diluted common share(3)	$(0.45)	$(0.93)	$(0.47)	$(2.87)

(1) -	Reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” on the Company’s consolidated statements of operations.
(2) -	Reported within “Other net realized gains (losses)” on the Company’s consolidated statements of operations.
(3) -	Adjusted net income (loss) per diluted common share is calculated by taking adjusted net income (loss) divided by the GAAP weighted average number of diluted common shares outstanding.

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

The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

	As of June 30,	As of December 31,
In millions except share and per share amounts	2023	2022
Total shareholders’ equity of MBIA Inc.	$(1,000)	$(882)
Common shares outstanding	52,042,915	54,852,671
GAAP book value per share	$(19.21)	$(16.07)
Management’s adjustments described above:
Remove negative book value per share of MBIA Corp.	(41.88)	(37.76)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	(3.43)	(3.96)
Include net unearned premium revenue in excess of expected losses	3.06	3.08

U.S. Public Finance Insurance Segment

Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of June 30, 2023, National had total insured gross par outstanding of $30.5 billion.

National continues to monitor and remediate its existing insured portfolio and may pursue other transactions, including a special dividend that could enhance shareholder value. Some state and local governments and territory obligors that National insures are experiencing financial and budgetary stress which could lead to an increase in defaults by such entities on the payment of their obligations and, while such stress has not yet occurred materially, losses or impairments on a greater number of the Company’s insured transactions. In particular, Puerto Rico had been experiencing significant fiscal stress and constrained liquidity. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of stress affecting our insured credits remains uncertain.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2023	2022		2023	2022
Net premiums earned	$8	$9	-11%	$15	$22	-32%
Net investment income	25	21	19%	48	38	26%
Net realized investment gains (losses)	(7)	(20)	-65%	(9)	(21)	-57%
Net gains (losses) on financial instruments at fair value and foreign exchange	-	(21)	-100%	2	(37)	-105%
Fees and reimbursements	-	-	-%	1	1	-%
Other net realized gains (losses)	-	(17)	-100%	-	(19)	-100%

Total revenues	26	(28)	n/m	57	(16)	n/m

Losses and loss adjustment	26	49	-47%	26	136	-81%
Amortization of deferred acquisition costs	2	2	-%	4	5	-20%
Operating	9	9	-%	21	22	-5%

Total expenses	37	60	-38%	51	163	-69%

Income (loss) from continuing operations before income taxes	$(11)	$(88)	-88%	$6	$(179)	-103%

n/m - Percent change not meaningful.

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. Refunding activity can vary significantly from period to period based on issuer refinancing behavior. For the three months ended June 30, 2023 and 2022, scheduled premiums earned were $8 million and for the three months ended June 30, 2022, refunded premiums earned were $1 million. For the six months ended June 30, 2023 and 2022, scheduled premiums earned were $15 million and $16 million, respectively, and for the six months ended June 30, 2022, refunded premiums earned were $6 million.

NET INVESTMENT INCOME The increases in net investment income for the three and six months ended June 30, 2023 compared with the same periods of 2022 were primarily due to higher yields on investments as a result of a rising interest rate environment.

NET REALIZED INVESTMENT GAINS (LOSSES) The net realized investment gains (losses) for the three and six months ended June 30, 2023 and 2022 related to sales of securities from the ongoing management of our U.S. public finance investment portfolio, including to generate liquidity to pay claims.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE For the three and six months ended June 30, 2022, net losses on financial instruments at fair value and foreign exchange were driven by fair value losses on investments for which the fair value option was elected and investments designated as trading. The losses on the fair value option investments were driven by increases in interest rates and widening of credit spreads during the three and six months ended June 30, 2022. The losses on the trading investments were driven by mark-to-market changes on the Puerto Rico GO and HTA contingent value instrument (“CVI”).

OTHER NET REALIZED GAINS (LOSSES) For the three and six months ended June 30, 2022, other net realized losses were primarily related to impairments of certain investments that were in an unrealized loss position as we intended to sell these investments before their value recovered to their amortized cost basis.

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

For the three and six months ended June 30, 2023, losses and LAE incurred relates to updating PREPA scenarios to reflect the latest information about bondholder elections and the estimated value of recoveries under National’s settlement agreement, which resulted in lower net expected recoveries. Changes in scenario assumptions include extending the effective date of a settlement until early 2024 and reflecting the potential that the Company receives less reimbursement of claims, partially offset by an increase in the market value of the bonds and a CVI expected to be received upon settlement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

For the three months ended June 30, 2022, loss and LAE incurred primarily related to changes in our actual and estimated recoveries on National’s HTA exposure. HTA loss reserves and recoveries included certain assumptions about the timing and amount of claims payments and recoveries, including assumptions about the values of recoveries on the date we expected to receive reimbursement. During the three months ended June 30, 2022, we updated assumptions used to estimate the current fair value of new HTA CVI that National received in July of 2022. These assumption changes resulted in a decrease in our estimated present value of HTA recoveries.

For the six months ended June 30, 2022, loss and LAE incurred primarily related to changes in our estimate of expected recoveries on National’s PREPA exposure, partially offset by benefits related to Puerto Rico HTA and GO recoveries. During the six months ended June 30, 2022, we updated our PREPA assumptions used to estimate the value of recoveries, the timing and amount of claim payments, as well as the timing of an implemented plan. These assumption changes resulted in a decrease in our estimated present value of expected PREPA recoveries. This was partially offset by loss benefits related to HTA and GO recoveries. During the six months ended June 30, 2022, our HTA recoveries increased based on updates to the fair value of the HTA CVI that National received in July of 2022 and updated information relating to the values of the expected receipt of HTA bonds, including the consideration of the fair values of similar issued GO bonds. In addition, we recorded a loss benefit on our GO recoveries to reflect fair values of the consideration received as of the acquisition date, which was higher than our previous estimate.

The following table presents information about our U.S. public finance insurance loss recoverable asset and loss and LAE reserves liabilities as of June 30, 2023 and December 31, 2022:

In millions	June 30, 2023	December 31, 2022	Percent Change
Assets:
Insurance loss recoverable	$71	$107	-34%
Reinsurance recoverable on paid and unpaid losses (1)	2	6	-67%
Liabilities:
Loss and LAE reserves	118	154	-23%
Insurance loss recoverable - ceded (2)	—	1	-100%

Net reserve (salvage)	$45	$42	7%

(1) - Reported within “Other assets” on our consolidated balance sheets.

(2) - Reported within “Other liabilities” on our consolidated balance sheets.

The insurance loss recoverable as of June 30, 2023 decreased compared with December 31, 2022, primarily due to the expectation in certain circumstances and scenarios, that National will utilize a portion of new collateral received from PREPA to pay current National policyholders. This was partially offset by an updated analysis of the expected market value, on the date of receipt, of certain bonds and a CVI expected to be received under the PREPA Plan of Adjustment. The loss and LAE reserve as of June 30, 2023 decreased compared with December 31, 2022, primarily as a result of re-categorization of certain PREPA salvage as an offset to loss and LAE, as discussed above, as well as claim payments made in January of 2023. In addition, National updated its scenarios to extend the effective date of a settlement until early 2024 and to reflect the potential that the Company receives less reimbursement of claims, partially offset by an increase in the market value of the bonds and a CVI expected to be received upon settlement.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and six months ended June 30, 2023 and 2022 are presented in the following table:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2023	2022	Change	2023	2022	Change
Gross expenses	$9	$10	-10%	$21	$23	-9%

Amortization of deferred acquisition costs	$2	$2	-%	$4	$5	-20%
Operating	9	9	0%	21	22	-5%

Total insurance operating expenses	$11	$11	0%	$25	$27	-7%

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

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of June 30, 2023 and December 31, 2022. Capital appreciation bonds (“CABs”) are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	June 30, 2023		December 31, 2022
Rating	Amount	%	Amount	%
AAA	$1,376	4.5%	$1,433	4.5%
AA	12,959	42.5%	13,448	42.5%
A	11,182	36.7%	9,672	30.5%
BBB	3,004	9.9%	5,055	16.0%
Below investment grade	1,957	6.4%	2,044	6.5%

Total	$30,478	100.0%	$31,652	100.0%

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

As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $2.9 billion relating to GO bonds, PBA bonds, PREPA bonds and PRHTA bonds through June 30, 2023, inclusive of the commutation payment and the additional payment in the amount of $66 million in 2019 related to COFINA and the GO and HTA acceleration and commutation payments of $277 million and $556 million, respectively, in 2022.

Status of Puerto Rico’s Fiscal Plans

The Oversight Board certified fiscal plans for PREPA, University of Puerto Rico (the “University”) and PRHTA on June 28, 2022, May 27, 2022 and October 14, 2022, respectively. The Oversight Board also certified the fiscal year 2023 budgets for Commonwealth, PREPA, the University and PRHTA on June 30, 2022. On June 23, 2023, the Oversight Board filed a fiscal plan for PREPA for FY2023, which provided for approximately $2.4 billion of distributions to PREPA bondholders. The University is not a debtor in Title III and continues to be current on its debt service payment. However, the University is subject to a standstill agreement with its senior bondholders, which has been extended to November 30, 2023. National is not a party to the standstill agreement. As of June 30, 2023, National had $78 million of debt service outstanding related to the University.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

PREPA

National’s largest remaining exposure to Puerto Rico, by gross par outstanding, is to PREPA.

On May 3, 2019, PREPA, the Oversight Board, the AAFAF, the Ad Hoc Group of PREPA bondholders (the “Ad Hoc Group”), and Assured Guaranty Corp. and Assured Guaranty Municipal Corp. (“Assured”) entered into the a restructuring support agreement (“RSA”) which was amended on September 9, 2019 to include National and Syncora Guarantee, Inc. (“Syncora”) as supporting parties. On March 8, 2022, AAFAF and PREPA terminated the RSA. On April 8, 2022, the Court appointed a new panel of judges to commence mediation among the Oversight Board, the Ad Hoc creditor group of holders of PREPA Senior Bonds, Assured, National and Syncora. The mediation initially terminated on September 16, 2022; however on September 29, 2022, the Court entered an order of restarting mediation through January 31, 2023. Mediation has since been further continued until July 28, 2023. On January 31, 2023, National entered into the PREPA PSA with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. On February 9, 2023, the Oversight Board filed an amendment to the Plan of Adjustment originally filed with the Title III court on December 16, 2022 (the “Amended Plan”), that reflects the entry into the PREPA PSA and the settlement described therein. On June 26, 2023, the Court entered an order reducing Bondholder allowed net unsecured claims to $2.4 billion from approximately $7.6 billion. On June 28, 2023, Judge Swain ordered that the Oversight Board file the Third Amended Plan of Adjustment for PREPA (“Third Amended Plan”) on July 14, 2023 and that the parties file a joint status report by July 19, 2023 with a proposed litigation schedule for confirmation proceedings. On July 13, 2023, Judge Swain signed an order moving the Third Amended Plan filing date to July 28, 2023 and the joint status report to August 2, 2023. The plan filing date was subsequently moved to August 4, 2023. The PREPA PSA provides, among other things, for the consensual resolution of the treatment of claims held by National related to insured PREPA revenue bonds and the settlement of National’s participation in litigation related to such claims. The PREPA PSA provides that, upon the effective date of a plan of adjustment, National shall receive in exchange for its bond and reimbursement claims newly issued PREPA secured revenue bonds together with certain fees and expense reimbursement payments, including an interim payment subject to regulatory approval. The PREPA PSA also provides National with the potential to receive additional consideration. The PREPA PSA remains subject to a number of conditions, including (but not limited to) the Title III Court’s approval, and confirmation and effectiveness, of the Third Amended Plan. There is no assurance the Third Amended Plan or a substantially similar plan of adjustment will ultimately be confirmed and go effective.

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

The following table presents our scheduled gross debt service due on our PREPA insured exposures as of June 30, 2023, for the six months ending December 31, 2023, for each of the subsequent four years ending December 31 and thereafter:

In millions	Six Months Ending December 31, 2023	2024	2025	2026	2027	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$119	$137	$105	$57	$20	$488	$926

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

The following table summarizes the consolidated results of our corporate segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2023	2022	Change	2023	2022	Change
Net investment income	$5	$5	-%	$10	$11	-9%
Net realized investment gains (losses)	-	(1)	-100%	(1)	(2)	-50%
Net gains (losses) on financial instruments at fair value and foreign exchange	13	37	-65%	2	76	-97%
Net gains (losses) on extinguishment of debt	1	5	-80%	1	5	-80%
Fees	12	13	-8%	26	27	-4%

Total revenues	31	59	-47%	38	117	-68%

Operating	18	9	100%	37	25	48%
Interest	19	19	-%	38	38	-%

Total expenses	37	28	32%	75	63	19%

Income (loss) from continuing operations before income taxes	$(6)	$31	-119%	$(37)	$54	n/m

n/m - Percent change not meaningful.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Net gains (losses) on financial instruments at fair value and foreign exchange were primarily driven by changes in market values on interest rate swaps and changes in the revaluation of euro-denominated liabilities.

The three months ended June 30, 2023 included fair value net gains of $10 million on interest rate swaps compared with fair value net gains of $29 million on these swaps for the same period of 2022. This unfavorable change was due to the impact of larger increases in interest rates in 2022 than 2023 on swaps for which we receive floating rates. The three months ended June 30, 2023 also included foreign currency losses of $1 million on euro-denominated liabilities compared with foreign currency gains of $15 million on these liabilities for the same period of 2022. This decline was due to the weakening of the U.S. dollar against the euro in 2023 compared with the U.S. dollar strengthening against the euro in the same period of 2022.

The six months ended June 30, 2023 included fair value net gains of $2 million on interest rate swaps compared with fair value net gains of $62 million on these swaps for the same period of 2022. This unfavorable change was due to the impact of larger increases in interest rates in 2022 than 2023 on swaps for which we receive floating rates. The six months ended June 30, 2023 also included foreign currency losses of $4 million on euro-denominated liabilities compared with foreign currency gains of $20 million on these liabilities for the same period of 2022. This decline was due to the weakening of the U.S. dollar against the euro in 2023 compared with the U.S. dollar strengthening against the euro in the same period of 2022.

NET GAINS (LOSSES) ON EXTINGUISHMENT OF DEBT Net gains (losses) on extinguishment of debt for all periods include gains from purchases, at discounts, of MTNs issued by the Company.

OPERATING EXPENSE Operating expense increased for the three and six months ended June 30, 2023 compared with the same periods of 2022 primarily due to an increase in compensation expense related to the Company’s non-qualified deferred compensation plan.

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

MBIA Corp. insures sovereign-related and sub-sovereign bonds, privately issued bonds used for the financing of utilities, toll roads, bridges, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from cash flows generated by a specified pool of assets, such as residential and commercial mortgages, structured settlements, consumer loans, and corporate loans and bonds. MBIA Insurance Corporation insures the investment agreements written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would be required to make such payments under its insurance policies. MBIA Insurance Corporation also insures debt obligations of GFL and obligations under certain types of derivative contracts. MBIA Insurance Corporation provides 100% reinsurance to its subsidiary, MBIA Mexico S.A. de C.V. (“MBIA Mexico”). As of June 30, 2023, MBIA Corp.’s total insured gross par outstanding was $3.2 billion. In addition, MBIA Corp. consolidates insured transactions as VIEs if it determines it is the primary beneficiary, and deconsolidates such VIEs when it is no longer the primary beneficiary.

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

The following table presents our international and structured finance insurance segment results for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2023	2022	Change	2023	2022	Change
Net premiums earned	$2	$3	-33%	$5	$7	-29%
Net investment income	13	5	n/m	17	7	143%
Net realized investment gains (losses)	-	-	-%	-	(1)	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	(2)	(7)	-71%	(5)	(13)	-62%
Fees and reimbursements	2	6	-67%	4	9	-56%
Other net realized gains (losses)	1	-	n/m	1	-	n/m
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(21)	24	n/m	(24)	20	n/m
Other net realized gains (losses)	(3)	-	n/m	(18)	-	n/m

Total revenues	(8)	31	-126%	(20)	29	n/m

Losses and loss adjustment	2	(29)	-107%	9	(67)	-113%
Amortization of deferred acquisition costs	2	2	-%	4	6	-33%
Operating	5	5	-%	11	11	-%
Interest	40	29	38%	78	57	37%
Expenses of consolidated VIEs:
Operating	4	1	n/m	8	3	n/m
Interest	-	1	-100%	-	2	-100%

Total expenses	53	9	n/m	110	12	n/m

Income (loss) from continuing operations before income taxes	$(61)	$22	n/m	$(130)	$17	n/m

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The following table provides net premiums earned from our financial guarantee contracts for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2023	2022	Change	2023	2022	Change
Net premiums earned:
U.S.	$-	$-	-%	$1	$1	-%
Non-U.S.	2	3	-33%	4	6	-33%

Total net premiums earned	$2	$3	-33%	$5	$7	-29%

NET INVESTMENT INCOME The increases in net investment income for the three and six months ended June 30, 2023 compared with the same periods of 2022 were primarily due to the acceleration of accretion to par value on the redemption of securities that were purchased at a discount.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses for the three and six months ended June 30, 2023 and 2022 were primarily driven by foreign exchange losses on the revaluation of non-U.S. dollar insurance balances. In addition, the three and six months ended June 30, 2022 amounts include fair value losses on investments from increased interest rates.

FEES AND REIMBURSEMENTS The decreases in fees and reimbursements for the three and six months ended June 30, 2023 compared with the same periods of 2022 were primarily due to a decrease in waiver and consent fees in 2023. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.

REVENUES OF CONSOLIDATED VIEs The unfavorable change for the three months ended June 30, 2023 compared with the same period of 2022 was primarily due to the reclassification of $20 million of credit risk losses from AOCI to net income (loss) compared with the reclassification of $15 million of credit risk gains from AOCI in 2022. These reclassifications were due to early redemptions of VIE liabilities and a deconsolidation of a VIE in 2023.

The unfavorable change for the six months ended June 30, 2023 compared with the same period of 2022 was primarily due to the reclassification of $34 million of credit risk losses from AOCI to net income (loss) compared with the reclassification of $12 million of net credit risk gains from AOCI in 2022. These reclassifications were due to early redemptions of VIE liabilities and the deconsolidation of VIEs in 2023.

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

For the three and six months ended June 30, 2023, the incurred loss primarily related to the termination of a first-lien RMBS insured transaction, partially offset by an in increase in risk-free rates, which caused future reserves, net of recoveries, to decline.

For the three months ended June 30, 2022, the losses and LAE benefit related to increases in the risk-free rates used to discount expected claims payments, which decreased the present value of net loss reserves, primarily on insured RMBS transactions, as well as an increase in expected salvage collections from insured CDO transactions. These benefits were partially offset by an increase in LIBOR, which increased estimated claims payments on floating rate insured debt in both RMBS and CDO transactions.

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

As a result of the consolidation of VIEs, loss and LAE excludes a losses and LAE expense of $4 million and a losses and LAE benefit of $32 million, for the three and six months ended June 30, 2023, respectively, and excludes a losses and LAE benefit of $62 thousand and $9 million for the three and six months ended June 30, 2022, respectively, as VIE losses and LAE are eliminated in consolidation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and loss and LAE reserves as of June 30, 2023 and December 31, 2022.

In millions	June 30, 2023	December 31, 2022	Percent Change
Assets:
Insurance loss recoverable	$29	$30	-3%
Reinsurance recoverable on paid and unpaid losses (1)	2	4	-50%
Liabilities:
Loss and LAE reserves	243	285	-15%

Net reserve (salvage)	$212	$251	-16%

(1) –	Reported within “Other assets” on our consolidated balance sheets.

The insurance loss recoverable primarily relates to reimbursement rights arising from the payment of claims on MBIA Corp.’s policies insuring certain RMBS transactions. Such payments also entitle MBIA Corp. to exercise certain rights and remedies to seek recovery of its reimbursement entitlements. The decrease in MBIA Corp.’s loss and LAE reserves from 2022 was primarily due to the termination of a first-lien RMBS insured transaction. This was partially offset by the weakening of the U.S. dollar, which caused foreign currency denominated case reserves on our insured first-lien RMBS portfolio to increase.

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

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three and six months ended June 30, 2023 and 2022 are presented in the following table:

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
In millions	2023	2022	Change	2023	2022	Change
Gross expenses	$6	$5	20%	$12	$11	9%

Amortization of deferred acquisition costs	$2	$2	-%	$4	$6	-33%
Operating	5	5	-%	11	11	-%

Total insurance operating expenses	$7	$7	-%	$15	$17	-12%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE Interest expense relates to MBIA Corp.’s surplus notes which are indexed to LIBOR. The increase in interest expense for the three and six months ended June 30, 2023 compared with the same period of 2022 was due to an increase in LIBOR. Refer to the following “Liquidity and Capital Resources” section for more information about MBIA Corp.’s surplus notes.

International and Structured Finance Insurance Portfolio Exposures

Credit Quality

The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of June 30, 2023 and December 31, 2022, 27% and 30%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio. Below investment grade insurance policies primarily include our first-lien RMBS and CDO exposures.

Selected Portfolio Exposures

MBIA Corp. insures RMBS backed by residential mortgage loans, including first-lien alternative A-paper and subprime mortgage loans directly through RMBS securitizations. As of June 30, 2023 and December 31, 2022, MBIA Corp. had $739 million and $802 million, respectively, of first-lien RMBS gross par outstanding. These amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs and includes international exposure of $161 million and $149 million, as of June 30, 2023 and December 31, 2022, respectively.

In addition, as of June 30, 2023 and December 31, 2022, MBIA Corp. insured $117 million and $201 million, respectively, of CDOs and related instruments.

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

As of June 30, 2023, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $847 million compared with $897 million as of December 31, 2022. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. For a further discussion of the Company’s reinsurance, refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Percent Change
In millions	2023	2022
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(78)	$232	-134%
Investing activities	314	(12)	n/m
Financing activities	(88)	(172)	-49%
Effect of exchange rate changes on cash and cash equivalents	-	(1)	-100%
Cash and cash equivalents - beginning of period	78	160	-51%

Cash and cash equivalents - end of period	$226	$207	9%

n/m - Percent change not meaningful.

Operating activities

Net cash provided by operating activities decreased for the six months ended June 30, 2023 compared with the same period of 2022 primarily due to a decrease of $598 million of proceeds from recoveries and reinsurance. Recoveries and reinsurance for the six months ended June 30, 2022 included proceeds from the GO and PBA settlement and sale of certain PREPA bankruptcy claims in 2022. This was partially offset by the decrease in losses and LAE paid of $269 million primarily due to the acceleration and commutation payments in connection with the GO and PBA settlement in 2022.

Investing activities

Net cash provided by investing activities increased for the six months ended June 30, 2023 compared with the same period of 2022 primarily due to an increase of $165 million in proceeds from the sale of fair value investments and a net increase of $55 million in cash provided by AFS investment activity in 2023 compared to the same period in 2022.

Financing activities

Net cash used by financing activities decreased for the six months ended June 30, 2023 compared with the same period of 2022 primarily due to a decrease of $102 million in principal paydowns of medium-term notes, long-term debt and VIE debt in 2023 when compared to the same period of 2022.

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

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of June 30, 2023, the weighted average credit quality rating of the Company’s AFS fixed-maturity investment portfolio, excluding short-term investments, was Aa and 95% of the investments were investment grade.

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

As of June 30, 2023 and December 31, 2022, the Company had $190 million and $233 million of unrealized losses, respectively, net of deferred taxes related to its investment portfolio recorded in accumulated other comprehensive income within equity. The decrease in unrealized losses during 2023 resulted from tighter credit spreads and to a lesser extent, lower interest rates on longer dated securities.

Refer to “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on 10-K for the year ended December 31, 2022 and “Note 7: Investments” in the Notes to Consolidated Financial Statements for further information about our accounting policies and investments.

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

As of June 30, 2023, Insured Investments at fair value represented $161 million or 7% of consolidated investments, of which $153 million or 6% of consolidated investments were Company-Insured Investments. As of June 30, 2023, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the below investment grade range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of June 30, 2023, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 6% of the total consolidated investment portfolio.

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

As of June 30, 2023 and December 31, 2022, National held cash and investments of $2.1 billion, of which $423 million and $230 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.

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

As of June 30, 2023 and December 31, 2022, the liquidity positions of MBIA Inc. were $197 million and $230 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

As of June 30, 2023 and December 31, 2022, MBIA Corp. held cash and investments of $342 million and $386 million, respectively, of which $36 million and $41 million, respectively, were cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. Treasury and corporate bonds that were immediately available to MBIA Insurance Corporation.

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

Capital Resources

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes and surplus notes issued by MBIA Corp. Total capital resources were $0.2 billion and $0.3 billion as of June 30, 2023 and December 31, 2022, respectively.

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

Equity securities

On May 3, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company and/or National to purchase up to $100 million of the Company’s shares in open market transactions, in privately negotiated transactions or by any other legal means. During the six months ended June 30, 2023, National purchased 2.9 million shares at an average price per share of $8.06. As of June 30, 2023, the remaining authorization under this share repurchase program was $77 million. The Inflation Reduction Act, enacted in August 2022 imposes a 1% excise tax, net of any allowable offsets, on share repurchases occurring after December 31, 2022. The excise tax on share repurchases is reflected as an additional cost of the shares acquired and is recorded in “Treasury stock, at cost” with a corresponding liability recorded in “Other liabilities” on the Company’s consolidated balance sheets. For the six months ended June 30, 2023, the excise tax calculated was not material and is not included in the above amounts.

Debt securities

During the six months ended June 30, 2023, the Company repurchased $11 million par value outstanding of GFL MTNs with maturity in 2024 issued by our corporate segment at a weighted average cost of approximately 92% of par value.

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

National – Statutory Capital and Surplus

National had statutory capital of $1.9 billion as of June 30, 2023 and December 31, 2022. As of June 30, 2023, National’s unassigned surplus was $951 million. For the six months ended June 30, 2023, National had statutory net loss of $0.4 million. Refer to the “National—Claims-Paying Resources (Statutory Basis)” section below for additional information on National’s statutory capital.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. As of June 30, 2023, National was in compliance with its aggregate risk limits under New York Insurance Law (“NYIL”), but was not in compliance with certain of its single risk limits. Since National does not comply with certain of its single risk limits, the NYSDFS could prevent National from transacting any new financial guarantee insurance business.

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

National had positive earned surplus as of June 30, 2023 from which it may pay dividends, subject to the limitations described above. We expect the as-of-right declared and paid dividend amounts from National to be limited to prior year adjusted net investment income for the foreseeable future.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

National’s CPR and components thereto, as of June 30, 2023 and December 31, 2022 are presented in the following table:

	As of June 30,	As of December 31,
In millions	2023	2022
Policyholders’ surplus	$1,540	$1,545
Contingency reserves	374	379

Statutory capital	1,914	1,924
Unearned premiums	250	262
Present value of installment premiums (1)	109	110

Premium resources (2)	359	372
Net loss and LAE reserves (1)	48	(140)
Salvage reserves on paid claims (1)	71	288

Gross loss and LAE reserves	119	148

Total claims-paying resources	$2,392	$2,444

(1) -	Calculated using a discount rate of 4.29% as of June 30, 2023 and December 31, 2022.
(2) -	Includes financial guarantee and insured derivative related premiums.

MBIA Insurance Corporation – Statutory Capital and Surplus

MBIA Insurance Corporation had statutory capital of $148 million as of June 30, 2023 compared with $169 million as of December 31, 2022. As of June 30, 2023, MBIA Insurance Corporation’s negative unassigned surplus was $1.9 billion. For the six months ended June 30, 2023, MBIA Insurance Corporation had a statutory net loss of $20 million. Refer to the “MBIA Insurance Corporation—Claims-Paying Resources (Statutory Basis)” section below for additional information on MBIA Insurance Corporation’s statutory capital.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. As of June 30, 2023, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. Since MBIA Insurance Corporation does not comply with its single risk limits, the NYSDFS could prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business.

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

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of July 15, 2023, the most recent scheduled interest payment date, there was $1.3 billion of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of June 30, 2023, MBIA Insurance Corporation had “free and divisible surplus” of $126 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

MBIA Corp.’s CPR and components thereto, as of June 30, 2023 and December 31, 2022 are presented in the following table:

	As of June 30,	As of December 31,
In millions	2023	2022
Policyholders’ surplus	$143	$164
Contingency reserves	5	5

Statutory capital	148	169
Unearned premiums	34	36
Present value of installment premiums (1)	29	34

Premium resources (2)	63	70
Net loss and LAE reserves (1)	94	35
Salvage reserves on paid claims (1) (3)	256	395

Gross loss and LAE reserves	350	430

Total claims-paying resources	$561	$669

(1) -	Calculated using a discount rate of 5.53% as of June 30, 2023 and December 31, 2022.
(2) -	Includes financial guarantee and insured derivative related premiums.
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

For a discussion of the Company’s critical accounting estimates, refer to “Critical Accounting Policies and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In addition, refer to “Note 5: Loss and Loss Adjustment Expense Reserves” and “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for a current description of estimates used in our insurance loss reserving process and information about our financial assets and liabilities that are accounted for at fair value, including valuation techniques and significant inputs.

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

As of June 30, 2023, National had $1.0 billion of debt service outstanding related to Puerto Rico. On January 1, 2023, PREPA defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $18 million. In addition, on July 1, 2023, PREPA defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $119 million. On January 31, 2023, National and the Oversight Board entered into a Plan Support Agreement, resolving National’s claims in the PREPA Title III case (the “PREPA PSA”), and on February 9, 2023, the Oversight Board filed its Amended Plan of Adjustment for PREPA (the “Amended Plan”), including the PREPA PSA. On June 28, 2023, Judge Swain ordered that the Oversight Board file the Third Amended Plan of Adjustment for PREPA (“Third Amended Plan”) on July 14, 2023 and that the parties file a joint status report by July 19, 2023 with a proposed litigation schedule for confirmation proceedings. On July 13, 2023, Judge Swain signed an order moving the Third Amended Plan filing date to July 28, 2023 and the joint status report to August 2, 2023. The plan filing date was subsequently moved to August 4, 2023.

There is no assurance that the Amended Plan or a plan that is substantially similar in the treatment of National’s claims and rights will ultimately be confirmed and go effective.

Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part I, Item 2 of this Form 10-Q for additional information on our Puerto Rico exposures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below presents purchases or repurchases made by the Company or National in each month during the second quarter of 2023:

Month	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Amount That May Be Purchased Under the Plan (in millions) (2)
April	79,619	$10.23	-	$-
May	1,871,055	7.91	1,860,935	85
June	1,035,989	8.33	1,035,885	77

	2,986,663	$8.12	2,896,820

(1)

Includes 79,556 in April that were withheld from participants for income tax purposes whose shares of restricted stock vested during the period. Such restricted stock was originally issued to participants under the Company’s long-term incentive plan. 63 shares in April, 10,120 shares in May, and 104 shares in June were repurchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.

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

MBIA Inc. Registrant

Date: August 2, 2023	/s/ Anthony McKiernan
Anthony McKiernan
Chief Financial Officer

Date: August 2, 2023	/s/ Joseph R. Schachinger
Joseph R. Schachinger
Controller (Chief Accounting Officer)

69