Form 10-Q
period 2023-09-30
MBIA INC
filed 2023-11-02
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-9583

MBIA INC.

(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-1185706 (I.R.S. Employer Identification No.)

1 Manhattanville Road, Suite 301, Purchase, New York (Address of principal executive offices)	10577 (Zip Code)

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

As of October 26, 2023, 51,139,497 shares of Common Stock, par value $1 per share, were outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $1,808 and $2,044)	$1,555	$1,812
Investments carried at fair value	346	511
Short-term investments, at fair value (amortized cost $444 and $353)	444	353
Other investments at amortized cost	3	-
Total investments	2,348	2,676
Cash and cash equivalents	70	50
Premiums receivable (net of allowance for credit losses $0 and $0)	151	160
Deferred acquisition costs	32	35
Insurance loss recoverable	177	137
Assets held for sale	74	80
Other assets	78	73
Assets of consolidated variable interest entities:
Cash	4	16
Investments carried at fair value	22	47
Loans receivable at fair value	32	78
Other assets	2	23
Total assets	$2,990	$3,375
Liabilities and Equity
Liabilities:
Unearned premium revenue	$240	$266
Loss and loss adjustment expense reserves	450	439
Long-term debt	2,546	2,428
Medium-term notes (includes financial instruments carried at fair value of $37 and $41)	495	501
Investment agreements	225	233
Derivative liabilities	23	49
Liabilities held for sale	65	61
Other liabilities	82	94
Liabilities of consolidated variable interest entities:
Variable interest entity debt (includes financial instruments carried at fair value of $78 and $172)	81	174
Derivative liabilities	11	6
Total liabilities	4,218	4,251
Commitments and contingencies (Refer to Note 13: Commitments and Contingencies)
Equity:
Preferred stock, par value $1 per share; authorized shares--10,000,000; issued and outstanding--none	-	-
Common stock, par value $1 per share; authorized shares--400,000,000; issued shares--283,186,115 and 283,186,115	283	283
Additional paid-in capital	2,919	2,925
Retained earnings (deficit)	(1,006)	(653)
Accumulated other comprehensive income (loss), net of tax of $7 and $8	(263)	(283)
Treasury stock, at cost--232,046,875 and 228,333,444 shares	(3,172)	(3,154)
Total shareholders' equity of MBIA Inc.	(1,239)	(882)
Preferred stock of subsidiary and noncontrolling interest held for sale	11	6
Total equity	(1,228)	(876)
Total liabilities and equity	$2,990	$3,375

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues
Premiums earned:
Scheduled premiums earned	$9	$10	$27	$31
Refunding premiums earned	1	1	1	6
Premiums earned (net of ceded premiums of $0, $0, $0 and $1)	10	11	28	37
Net investment income	26	24	89	67
Net realized investment gains (losses)	(13)	(13)	(23)	(37)
Net gains (losses) on financial instruments at fair value and foreign exchange	21	25	20	51
Net gains (losses) on extinguishment of debt	-	-	1	4
Fees and reimbursements	-	-	-	4
Other net realized gains (losses)	(6)	1	(5)	(18)
Revenues of consolidated variable interest entities:
Net gains (losses) on financial instruments at fair value and foreign exchange	(23)	(36)	(47)	(16)
Other net realized gains (losses)	(7)	5	(25)	5
Total revenues	8	17	38	97
Expenses
Losses and loss adjustment	123	(12)	158	57
Amortization of deferred acquisition costs	1	2	3	5
Operating	15	14	57	44
Interest	53	46	157	130
Expenses of consolidated variable interest entities:
Operating	1	2	9	5
Total expenses	193	52	384	241
Income (loss) from continuing operations before income taxes	(185)	(35)	(346)	(144)
Provision (benefit) for income taxes	-	-	-	-
Income (loss) from continuing operations	(185)	(35)	(346)	(144)
Income (loss) from discontinued operations, net of income taxes	(1)	1	(2)	1
Net income (loss)	(186)	(34)	(348)	(143)
Less: Net income from discontinued operations attributable to noncontrolling interest	(1)	-	5	-
Net income (loss) attributable to MBIA Inc.	$(185)	$(34)	$(353)	$(143)
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted
Continuing operations	$(3.93)	$(0.68)	$(7.10)	$(2.88)
Discontinued operations	(0.01)	0.01	(0.15)	0.01
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted	$(3.94)	$(0.67)	$(7.25)	$(2.87)
Weighted average number of common shares outstanding
Basic	47,009,765	49,878,191	48,654,638	49,779,681
Diluted	47,009,765	49,878,191	48,654,638	49,779,681

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income (loss) attributable to MBIA Inc.	$(185)	$(34)	$(353)	$(143)
Other comprehensive income (loss):
Available-for-sale securities with no credit losses:
Unrealized gains (losses) arising during the period	(65)	(102)	(37)	(399)
Reclassification adjustments for (gains) losses included in net income (loss)	3	(3)	16	(5)
Available-for-sale securities with credit losses:
Unrealized gains (losses) arising during the period	-	1	-	-
Foreign currency translation:
Foreign currency translation gains (losses)	-	-	-	1
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	1	(2)	(4)	(22)
Reclassification adjustments for (gains) losses included in net income (loss)	11	23	45	11
Total other comprehensive income (loss)	(50)	(83)	20	(414)
Comprehensive income (loss) attributable to MBIA Inc.	$(235)	$(117)	$(333)	$(557)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Common shares
Balance at beginning and end of period	283,186,115	283,186,115	283,186,115	283,186,115
Common stock amount
Balance at beginning and end of period	$283	$283	$283	$283
Additional paid-in capital
Balance at beginning of period	$2,915	$2,919	$2,925	$2,931
Period change	4	2	(6)	(10)
Balance at end of period	$2,919	$2,921	$2,919	$2,921
Retained earnings
Balance at beginning of period	$(821)	$(567)	$(653)	$(458)
Net income (loss) attributable to MBIA Inc.	(185)	(34)	(353)	(143)
Balance at end of period	$(1,006)	$(601)	$(1,006)	$(601)
Accumulated other comprehensive income (loss)
Balance at beginning of period	$(213)	$(231)	$(283)	$100
Other comprehensive income (loss)	(50)	(83)	20	(414)
Balance at end of period	$(263)	$(314)	$(263)	$(314)
Treasury shares
Balance at beginning of period	(231,143,200)	(228,286,399)	(228,333,444)	(228,630,003)
Treasury shares acquired under share repurchase program	(672,066)	-	(3,568,886)	-
Other	(231,609)	493	(144,545)	344,097
Balance at end of period	(232,046,875)	(228,285,906)	(232,046,875)	(228,285,906)
Treasury stock amount
Balance at beginning of period	$(3,165)	$(3,152)	$(3,154)	$(3,169)
Treasury shares acquired under share repurchase program	(6)	-	(29)	-
Other	(1)	-	11	17
Balance at end of period	$(3,172)	$(3,152)	$(3,172)	$(3,152)
Total shareholders' equity of MBIA Inc.
Balance at beginning of period	$(1,001)	$(748)	$(882)	$(313)
Period change	(238)	(115)	(357)	(550)
Balance at end of period	$(1,239)	$(863)	$(1,239)	$(863)
Preferred stock of subsidiary shares
Balance at beginning and end of period	1,315	1,315	1,315	1,315
Preferred stock of subsidiary and noncontrolling interest held for sale
Balance at beginning of period	$12	$13	$6	$13
Period change	(1)	1	5	1
Balance at end of period	$11	$14	$11	$14
Total equity	$(1,228)	$(849)	$(1,228)	$(849)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Premiums, fees and reimbursements received	$12	$17
Investment income received	77	68
Financial guarantee losses and loss adjustment expenses paid	(210)	(481)
Proceeds from recoveries and reinsurance, net of salvage paid to reinsurers	11	647
Operating expenses paid and other operating	(55)	(79)
Other proceeds from consolidated variable interest entities	28	-
Interest paid, net of interest converted to principal	(49)	(35)
Cash (used) provided by discontinued operations	(7)	3
Net cash provided (used) by operating activities	(193)	140
Cash flows from investing activities:
Purchases of available-for-sale investments	(352)	(836)
Sales of available-for-sale investments	380	859
Paydowns, maturities and other proceeds of available-for-sale investments	187	325
Purchases of investments at fair value	(61)	(121)
Sales, paydowns, maturities and other proceeds of investments at fair value	251	189
Sales, paydowns and maturities (purchases) of short-term investments, net	(86)	(371)
Paydowns and maturities of loans receivable	7	7
Consolidation of variable interest entities	-	2
Deconsolidation of variable interest entities	(2)	-
(Payments) proceeds for derivative settlements	(8)	(9)
Proceeds (payments) from discontinued operations	(9)	10
Net cash provided (used) by investing activities	307	55
Cash flows from financing activities:
Proceeds from investment agreements	6	6
Principal paydowns of investment agreements	(4)	(9)
Principal paydowns of medium-term notes	(10)	(74)
Proceeds from variable interest entity debt	62	2
Principal paydowns/redemptions of variable interest entity debt	(141)	(122)
Principal paydowns of long-term debt	-	(29)
Purchases of treasury stock	(35)	(3)
Cash provided (used) by discontinued operations	5	-
Net cash provided (used) by financing activities	(117)	(229)
Effect of exchange rate changes on cash and cash equivalents	-	(2)
Net increase (decrease) in cash and cash equivalents	(3)	(36)
Cash and cash equivalents - beginning of period	78	160
Cash and cash equivalents - end of period	$75	$124
Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(348)	$(143)
Income (loss) from discontinued operations, net of income taxes	(2)	1
Income (loss) from continuing operations	(346)	(144)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities:
Change in:
Unearned premium revenue	(26)	(35)
Loss and loss adjustment expense reserves	1	145
Insurance loss recoverable	(40)	106
Accrued interest payable	100	86
Other liabilities	10	(49)
Net realized investment gains (losses)	23	37
Net (gains) losses on financial instruments at fair value and foreign exchange	27	(35)
Other net realized (gains) losses	30	13
Other operating	28	16
Total adjustments to income (loss) from continuing operations	153	284
Net cash provided (used) by operating activities	$(193)	$140
Supplementary Disclosure of Consolidated Cash Flow Information:
Non-cash investing activities:
Loans receivable disposed of a variable interest entity	$28	$-
Other investments, received from sale of net assets held for sale	3	-
Fixed-maturity securities held as available-for-sale, received as salvage	-	459
Investments carried at fair value, received as salvage	-	277
Non-cash financing activities:
Variable interest entity notes disposed of upon deconsolidation	22	-

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

Business Developments

Puerto Rico

On January 1, 2023, the Puerto Rico Electric Power Authority (“PREPA”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $18 million. In addition, on July 1, 2023, PREPA defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $119 million. As of September 30, 2023, National had $808 million of debt service outstanding related to PREPA.

PREPA

On March 8, 2022, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) and PREPA terminated the restructuring support agreement. On April 8, 2022, the Court appointed a new panel of judges to commence mediation among the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), the Ad Hoc creditor group of holders of PREPA Senior Bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp. (“Assured”), National and Syncora Guarantee, Inc. The mediation initially terminated on September 16, 2022; however on September 29, 2022 the Court entered an order restarting mediation through January 31, 2023. Mediation was further continued until July 28, 2023. On January 31, 2023, National entered into the PREPA Plan Support Agreement (“PREPA PSA”) with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. On February 9, 2023, the Oversight Board filed an amendment to PREPA’s Plan of Adjustment originally filed with the Title III Court on December 16, 2022 (the “Amended Plan”), that reflects the entry into the PREPA PSA and the settlement described therein. On June 26, 2023, the Court entered an order reducing bondholder allowed net unsecured claims to $2.4 billion from approximately $7.6 billion. On August 25, 2023, National entered into the First Amendment to the PREPA Plan Support Agreement (the “Amended PSA”) with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. On August 25, 2023, the Oversight Board filed its Third Amended Title III Plan of Adjustment (the “Third Amended Plan”) incorporating, among other things, the terms of the Amended PSA. The Amended PSA provides that, upon the effective date of the Third Amended Plan, National shall receive cash, together with certain fees and expense reimbursement payments, in an amount based in part on the ultimate participation by a joinder date, if any, of certain currently non-accepting holders of uninsured PREPA bonds. The Amended PSA also provides National with additional consideration in the form of two types of contingent values instruments, whose value cannot be assured. The Amended PSA remains subject to a number of conditions, including (but not limited to) the Title III Court’s approval of the Amended PSA and the confirmation and effectiveness of the Third Amended Plan, as it may be further amended with the Court’s approval.

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

Discontinued Operations

For those Zohar-related portfolio companies in which the Company acquired an interest and which have met the criteria for held for sale classification in accordance with ASC 360, the Company classified these entities as held for disposition. Accordingly, the Company classified the assets and liabilities of consolidated portfolio companies and the interests in certain nonconsolidated portfolio companies as held for sale. Furthermore, as these entities met the one-year probable sale criteria on the acquisition date, and the remaining held for sale criteria within a short period following the acquisition date, these entities were classified as discontinued operations in accordance with ASC 205. As of September 30, 2023 and December 31, 2022, the assets and liabilities of these entities are presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheets. Additionally, the results of operations for these entities are classified as “Income from discontinued operations, net of income taxes” on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2023. During the three months ended September 30, 2023, the net assets of one of the Company's Zohar-related portfolio companies that was classified as held for sale was disposed. The consideration received as part of this disposition was approximate to the carrying value of the assets and liabilities held for sale.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

The following table summarizes the components of assets and liabilities held for sale:

	As of
In millions	September 30, 2023	December 31, 2022
Assets held for sale
Cash	$1	$12
Accounts receivable	18	24
Goodwill	90	90
Other assets	11	8
Loss on disposal group	(46)	(54)
Total assets held for sale	$74	$80
Liabilities held for sale
Accounts payable	$8	$12
Debt	37	30
Accrued expenses and other	20	19
Total liabilities held for sale	$65	$61

The results of operations from discontinued operations for the three and nine months ended September 30, 2023 and 2022 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Revenues:
Revenues	$29	$23	$92	$23
Cost of sales	15	11	46	11
Total revenues from discontinued operations	14	12	46	12
Expenses:
Operating	16	11	53	11
Interest	1	-	3	-
Increase (decrease) on loss on disposal group	(2)	-	(8)	-
Total expenses from discontinued operations	15	11	48	11
Income (loss) before income taxes from discontinued operations	(1)	1	(2)	1
Provision (benefit) for income taxes from discontinued operations	-	-	-	-
Income (loss) from discontinued operations, net of income taxes	$(1)	$1	$(2)	$1

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

The results of operations for the three and nine months ended September 30, 2023 may not be indicative of the results that may be expected for the year ending December 31, 2023. The December 31, 2022 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods.

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In January of 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-01, “Reference Rate Reform – Scope,” which clarified the scope and application of the original guidance, ASU 2020-04,“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” issued in March of 2020. In December of 2022, the FASB issued ASU 2022-06,“Reference Rate Reform – Deferral of the Sunset Date of Topic 848,” which extends the sunset date to December 31, 2024. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or other rates that are expected to be discontinued, subject to meeting certain criteria. These ASUs were effective upon issuance, and the Company may elect to apply the amendments prospectively through December 31, 2024. The Company adopted these ASUs in the second quarter of 2023 and the adoption of these ASUs did not materially affect the Company’s consolidated financial statements.

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

Consolidated VIEs

The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIE are present according to the design and characteristics of these entities. During the third, second and first quarters of 2023, the Company deconsolidated one structured finance VIE each quarter due to the commutation of the credit enhancement on or prepayments of the outstanding notes of the VIEs that the Company insured and recorded losses of $7 million, $7 million and $15 million, respectively. For the nine months ended September 30, 2023, no additional VIEs were consolidated. During the third quarter of 2022, the Company consolidated one VIE related to the Zohar CDOs' emergence from bankruptcy. Also, in the third quarter of 2022, the Company deconsolidated one VIE. There were no gains (losses) on the consolidation and deconsolidation of the VIEs in the third quarter of 2022. During second and first quarters of 2022, there were no consolidation or deconsolidation of VIEs by the Company. Consolidation and deconsolidation gains and losses, if any, are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs

The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of September 30, 2023 and December 31, 2022. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	September 30, 2023
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$848	$18	$5	$19	$3	$219
Consumer asset-backed	130	-	-	1	-	3
Corporate asset-backed	413	-	2	7	3	-
Total global structured finance	1,391	18	7	27	6	222
Global public finance	216	-	4	-	4	-
Total insurance	$1,607	$18	$11	$27	$10	$222

	December 31, 2022
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$996	$75	$6	$21	$4	$277
Consumer asset-backed	164	-	-	-	1	5
Corporate asset-backed	450	-	3	7	3	-
Total global structured finance	1,610	75	9	28	8	282
Global public finance	230	-	5	-	4	-
Total insurance	$1,840	$75	$14	$28	$12	$282

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Puerto Rico

In formulating loss reserves and recoveries for its Puerto Rico exposures, estimates in the Company’s probability-weighted scenarios include assumptions related to the nature, value, and timing of net cash flows considering the following: environmental, economic, and political developments on the island; litigation and ongoing discussions with creditors and obligors on the Title III proceedings; contractual debt service payments; any existing settlement agreements or proposals and deviations from these proposals; the remediation strategy for insured obligations that have defaulted or are expected to default; and values of other obligations of the issuer. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information on the Company’s Puerto Rico exposures.

International and Structured Finance Insurance

The international and structured finance insurance segment’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP do not include reserves and recoveries on consolidated VIEs, since they are eliminated in consolidation.

RMBS Case Basis Reserves (Financial Guarantees)

The Company’s RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company calculated RMBS case basis reserves as of September 30, 2023 using a process called the Roll Rate Methodology (“Roll Rate Methodology”). The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Roll Rate is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off or liquidated. The loss reserve estimates are based on a probability-weighted average of potential scenarios of loan losses. Additional data used for both first and second-lien loans include historic averages of deal specific voluntary prepayment rates, forward projections of the secured overnight financing rate, and historic averages of deal-specific loss severities. Where applicable, the Company factors in termination scenarios when clean up calls are imminent.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Summary of Loss and LAE Reserves and Recoveries

The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs for the international and structured finance insurance segment, which are included in the Company’s consolidated balance sheets as of September 30, 2023 and December 31, 2022 are presented in the following table:

	As of September 30, 2023		As of December 31, 2022
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (1)	Insurance loss recoverable	Loss and LAE reserves (1)
U.S. Public Finance Insurance	$150	$228	$107	$154
International and Structured Finance Insurance:
Before VIE eliminations	28	314	32	488
VIE eliminations	(1)	(92)	(2)	(203)
Total international and structured finance insurance	27	222	30	285
Total	$177	$450	$137	$439

(1) - Amounts are net of estimated recoveries of expected future claims.

Changes in Loss and LAE Reserves

Loss and LAE reserves represent the Company’s estimate of future claims and LAE payments, net of any future recoveries of such payments. The following table presents changes in the Company’s loss and LAE reserves for the nine months ended September 30, 2023. Changes in loss and LAE reserves, with the exception of loss and LAE payments and the impact of the revaluation of loss reserves denominated in amounts other than U.S. dollars, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of September 30, 2023, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 4.80%. LAE reserves are generally expected to be settled within a one-year period and are not discounted. As of September 30, 2023 and December 31, 2022, the Company’s gross loss and LAE reserves included $10 million and $12 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Nine Months Ended September 30, 2023
Gross Loss						Gross Loss
and LAE		Accretion			Changes in	and LAE
Reserves as of	Loss	of Claim	Changes in		Unearned	Reserves as of
December 31,	and LAE	Liability	Discount	Changes in	Premium	September 30,
2022	Payments	Discount	Rates	Assumptions (1)	Revenue	2023
$439	$(210)	$9	$(24)	$234	$2	$450

(1) - Includes changes in amount and timing of estimated payments and recoveries.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The increase in the Company’s loss and LAE reserves was primarily due to updated scenarios to reflect the Amended PSA with PREPA, partially offset by claims payments on PREPA and the termination of a first-lien RMBS insured transaction. In addition, an increase in risk-free rates during 2023, caused future liabilities, net of recoveries to decline primarily on our RMBS insured transactions.

Changes in Insurance Loss Recoverable

Insurance loss recoverable represents the Company’s estimate of expected recoveries on paid claims and LAE. The Company recognizes potential recoveries on paid claims based on the probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. The following table presents changes in the Company’s insurance loss recoverable for the nine months ended September 30, 2023. Changes in insurance loss recoverable with the exception of collections, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable
		for the Nine Months Ended September 30, 2023
	Gross					Gross
	Recoverable					Recoverable
	as of		Accretion	Changes in		as of
	December 31,	Collections	of	Discount	Changes in	September 30,
In millions	2022	for Cases	Recoveries	Rates	Assumptions	2023
Insurance loss recoverable	$137	$(7)	$3	$1	$43	$177

The increase in the Company’s insurance loss recoverable reflected in the preceding table was primarily due to the PREPA January and July debt services payments, and includes a change in scenarios to reflect the current status of a proposed settlement which is expected in 2024.

Loss and LAE Activity

For the three and nine months ended September 30, 2023, the incurred loss primarily relates to updating PREPA scenarios to reflect the Amended PSA, which resulted in lower net expected recoveries. Changes in scenario assumptions also include extending the effective date of a settlement until 2024. This incurred loss was partially offset by an increase in risk-free rates, which caused future reserves, net of recoveries, to decline, primarily on the Company’s first-lien RMBS portfolio. In addition, for the nine months ended September 30, 2023, the incurred loss included the termination of a first-lien RMBS insured transaction.

For the three months ended September 30, 2022, the loss and LAE benefit primarily related to an increase in risk-free rates, which decreased the present value of net case reserves on first-lien RMBS transactions. This was partially offset by changes in assumptions used to estimate the fair value of the new Puerto Rico Highway and Transportation Authority (“HTA”) bonds that National expected to receive.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

For the nine months ended September 30, 2022, loss and LAE incurred primarily related to changes in the Company’s estimate of expected recoveries on National’s PREPA exposure to reflect the current status of a PREPA remediation. PREPA loss reserves and recoveries include certain assumptions about the timing and amount of claims payments and recoveries, including assumptions about the values of recoveries on the date the Company expects to receive reimbursement under a remediation. During the nine months ended September 30, 2022, the Company updated assumptions used to estimate the value of recoveries and the timing and amount of claim payments to reflect the current status of remediation. These assumption changes resulted in a decrease in the Company’s estimated present value of expected PREPA recoveries. This was partially offset by loss benefits related to HTA and Puerto Rico Commonwealth GO (“GO”) Bonds recoveries. During the nine months ended September 30, 2022, the Company’s HTA recoveries increased, based on updated information related to the fair value of the HTA contingent value instrument that National received in July of 2022 and its estimated value of the HTA bonds National expected to receive. In addition, the Company recorded a loss benefit on its GO recoveries to reflect the fair values of the consideration received as of the acquisition date, which was higher than its previous estimate. Additionally, an increase in risk-free rates during the first nine months of 2022, resulted in a decrease in the present value of net case reserves on first-lien RMBS.

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended September 30, 2023 and 2022, gross LAE related to remediating insured obligations were $2 million and a benefit of $1 million, respectively. For the nine months ended September 30, 2023 and 2022, gross LAE related to remediating insured obligations was $7 million and $4 million, respectively.

Surveillance Categories

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of September 30, 2023:

	Surveillance Categories
	Caution	Caution	Caution
	List	List	List	Classified
$ in millions	Low	Medium	High	List	Total
Number of policies	36	1	-	95	132
Number of issues (1)	13	1	-	78	92
Remaining weighted average contract period (in years)	5.6	0.3	-	7.0	6.3
Gross insured contractual payments outstanding: (2)
Principal	$1,411	$2	$-	$1,255	$2,668
Interest	1,697	-	-	494	2,191
Total	$3,108	$2	$-	$1,749	$4,859
Gross Claim Liability (3)	$-	$-	$-	$653	$653
Less:
Gross Potential Recoveries (4)	-	-	-	235	235
Discount, net (5)	-	-	-	147	147
Net claim liability (recoverable)	$-	$-	$-	$271	$271
Unearned premium revenue	$9	$-	$-	$8	$17
Reinsurance recoverable on paid and unpaid losses (6)					$13

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

(6) - Included in "Other assets" on the Company's consolidated balance sheets.

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

(6) - Included in "Other assets" on the Company's consolidated balance sheets.

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

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	Fair Value as of			Range
	September 30,			(Weighted
In millions	2023	Valuation Techniques	Unobservable Input	Average)
Assets:
Equity Investments	$115	Discounted cash flow	EBITDA multiples (1)
			Discount rate (1)
		Sum of the parts	Hard asset values (1)
			Type certificate values (1)
Assets of consolidated VIEs:
Loans receivable at fair value	32	Market prices of similar liabilities or internal cash flow models adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	32% - 32% (32%) (2)
Liabilities of consolidated VIEs:
Variable interest entity notes	78	Market prices of VIE assets adjusted for financial guarantees provided or market prices of similar liabilities	Impact of financial guarantee	74% - 74% (74%) (2)

(1) - Range for EBITDA multiples, discount rate, hard asset values and type certificate values reflects their potential variability.

(2) - Weighted average represents the total MBIA guarantees as a percentage of total instrument fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value as of			Range
	December 31,			(Weighted
In millions	2022	Valuation Techniques	Unobservable Input	Average)
Assets:
Equity Investments	$115	Discounted cash flow	EBITDA multiples (1)
			Discount rate (1)
		Sum of the parts	Hard asset values (1)
			Type certificate values (1)
Assets of consolidated VIEs:
Loans receivable at fair value	78	Market prices of similar liabilities or internal cash flow models adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	12% - 88% (52%) (2)
Liabilities of consolidated VIEs:
Variable interest entity notes	172	Market prices of VIE assets adjusted for financial guarantees provided or market prices of similar liabilities	Impact of financial guarantee	34% - 82% (68%) (2)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance as of
	Assets	Inputs	Inputs	September 30,
In millions	(Level 1)	(Level 2)	(Level 3)	2023
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$379	$52	$-	$431
State and municipal bonds	-	118	-	118
Foreign governments	-	22	-	22
Corporate obligations	-	799	1	800
Mortgage-backed securities:
Residential mortgage-backed agency	-	183	-	183
Residential mortgage-backed non-agency	-	34	-	34
Commercial mortgage-backed	-	22	-	22
Asset-backed securities:
Collateralized debt obligations	-	161	-	161
Other asset-backed	-	65	-	65
Total fixed-maturity investments	379	1,456	1	1,836
Money market securities	338	-	-	338
Equity investments	37	19	115	171
Cash and cash equivalents	70	-	-	70
Assets of consolidated VIEs:
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	11	-	11
Commercial mortgage-backed	-	9	-	9
Asset-backed securities:
Collateralized debt obligations	-	1	-	1
Other asset-backed	-	1	-	1
Cash	4	-	-	4
Loans receivable at fair value:
Residential loans receivable	-	-	32	32
Other assets	-	-	2	2
Total assets	$828	$1,497	$150	$2,475
Liabilities:
Medium-term notes	$-	$-	$37	$37
Derivative liabilities:
Insured credit derivatives	-	1	-	1
Non-insured interest rate derivatives	-	22	-	22
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	78	78
Currency derivatives	-	-	11	11
Total liabilities	$-	$23	$126	$149

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance as of
	Assets	Inputs	Inputs	December 31,
In millions	(Level 1)	(Level 2)	(Level 3)	2022
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$463	$54	$-	$517
State and municipal bonds	-	323	-	323
Foreign governments	-	21	-	21
Corporate obligations	-	797	-	797
Mortgage-backed securities:
Residential mortgage-backed agency	-	207	-	207
Residential mortgage-backed non-agency	-	95	-	95
Commercial mortgage-backed	-	24	-	24
Asset-backed securities:
Collateralized debt obligations	-	159	-	159
Other asset-backed	-	127	-	127
Total fixed-maturity investments	463	1,807	-	2,270
Money market securities	234	-	-	234
Equity investments	38	19	115	172
Cash and cash equivalents	50	-	-	50
Assets of consolidated VIEs:
Corporate obligations	-	4	-	4
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	22	-	22
Commercial mortgage-backed	-	9	-	9
Asset-backed securities:
Collateralized debt obligations	-	5	-	5
Other asset-backed	-	7	-	7
Cash	16	-	-	16
Loans receivable at fair value:
Residential loans receivable	-	-	78	78
Other assets	-	-	23	23
Total assets	$801	$1,873	$216	$2,890
Liabilities:
Medium-term notes	-	-	41	41
Derivative liabilities:
Non-insured interest rate derivatives	-	49	-	49
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	172	172
Currency derivatives	-	-	6	6
Total liabilities	$-	$49	$219	$268

Level 3 assets at fair value as of September 30, 2023 and December 31, 2022 represented approximately 6% and 7%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of September 30, 2023 and December 31, 2022 represented approximately 85% and 82%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of September 30, 2023 and December 31, 2022. The majority of the financial assets and liabilities that the Company requires fair value reporting or disclosures are valued based on the Company’s or a third- party’s estimate of discounted cash flow model estimates, or quoted market values for identical or similar products.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant	Fair Value	Carry Value
	Active Markets for	Other Observable	Unobservable	Balance as of	Balance as of
	Identical Assets	Inputs	Inputs	September 30,	September 30,
In millions	(Level 1)	(Level 2)	(Level 3)	2023	2023
Assets:
Other investments	$-	$-	$3	$3	$3
Total assets	$-	$-	$3	$3	$3
Liabilities:
Long-term debt	$-	$272	$-	$272	$2,546
Medium-term notes	-	-	286	286	457
Investment agreements	-	-	238	238	225
Liabilities of consolidated VIEs:
Variable interest entity loans payable	-	-	3	3	3
Total liabilities	$-	$272	$527	$799	$3,231
Financial Guarantees:
Gross liability (recoverable)	$-	$-	$764	$764	$513
Ceded recoverable (liability)	-	-	19	19	17

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant	Fair Value	Carry Value
	Active Markets for	Other Observable	Unobservable	Balance as of	Balance as of
	Identical Assets	Inputs	Inputs	December 31,	December 31,
In millions	(Level 1)	(Level 2)	(Level 3)	2022	2022
Liabilities:
Long-term debt	$-	$330	$-	$330	$2,428
Medium-term notes	-	-	310	310	458
Investment agreements	-	-	257	257	233
Liabilities of consolidated VIEs:
Variable interest entity loans payable	-	-	2	2	2
Total liabilities	$-	$330	$569	$899	$3,121
Financial Guarantees:
Gross liability (recoverable)	$-	$-	$864	$864	$568
Ceded recoverable (liability)	-	-	21	21	15

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2023 and 2022:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2023

											Change in	Change in
											Unrealized	Unrealized
											Gains	Gains
											(Losses) for	(Losses) for
											the Period	the Period
											Included in	Included in
		Total									Earnings	OCI
		Gains /	Unrealized								for Assets	for Assets
		(Losses)	Gains /								still held	still held
	Balance,	Included	(Losses)					Transfers	Transfers		as of	as of
	Beginning	in	Included					into	out of	Ending	September 30,	September 30,
In millions	of Period	Earnings	in OCI(1)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2023	2023(1)
Assets:
Corporate obligations	$1	$-	$-	$-	$-	$-	$-	$-	$-	$1	$-	$-
Equity investments	115	-	-	-	-	-	-	-	-	115	-	-
Assets of consolidated VIEs:
Loans receivable - residential	70	(7)	-	-	-	(2)	(29)	-	-	32	(8)	-
Other	2	-	-	-	-	-	-	-	-	2	-	-
Total assets	$188	$(7)	$-	$-	$-	$(2)	$(29)	$-	$-	$150	$(8)	$-

											Change in	Change in
											Unrealized	Unrealized
											(Gains)	(Gains)
											Losses for	Losses for
											the Period	the Period
											Included in	Included in
		Total	Unrealized								Earnings for	OCI for
		(Gains) /	(Gains) /								Liabilities	Liabilities
		Losses	Losses						37		still held	still held
	Balance,	Included	Included					Transfers	Transfers		as of	as of
	Beginning	in	in					into	out of	Ending	September 30,	September 30,
In millions	of Period	Earnings	in OCI(2)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2023	2023(2)
Liabilities:
Medium-term notes	$38	$(3)	$2	$-	$-	$-	$-	$-	$-	$37	$(3)	$2
Liabilities of consolidated VIEs:
VIE notes	183	15	(14)	-	-	(21)	(85)	-	-	78	2	-
Currency derivatives	12	(1)	-	-	-	-	-	-	-	11	(1)	-
Total liabilities	$233	$11	$(12)	$-	$-	$(21)	$(85)	$-	$-	$126	$(2)	$2

(1) - Reported within the "Unrealized gains (losses) on available-for-sale securities" on MBIA's Consolidated Statement of Comprehensive Income/Loss.

(2) - Reported within the "Instrument-specific credit risk of liabilities measured at fair value" on MBIA's Consolidated Statement of Comprehensive Income/Loss.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2022

											Change in	Change in
											Unrealized	Unrealized
											Gains	Gains
											(Losses) for	(Losses) for
											the Period	the Period
											Included in	Included in
		Total									Earnings for	OCI for
		Gains /	Unrealized								Assets	Assets
		(Losses)	Gains /								still held	still held
	Balance,	Included	(Losses)					Transfers	Transfers		as of	as of
	Beginning	in	Included					into	out of	Ending	September 30,	September 30,
In millions	of Period	Earnings	in OCI(1)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2022	2022(1)
Assets:
Residential mortgage- backed non-agency	$55	$-	$(2)	$1	$-	$-	$(17)	$-	$-	$37	$-	$(3)
Equity investments	-	-	-	101	-	-	-	-	-	101	-	-
Assets of consolidated VIEs:
Loans receivable- residential	68	13	-	-	-	(2)	-	-	-	79	11	-
Currency derivatives	9	(9)	-	-	-	-	-	-	-	-	(9)	-
Other	16	-	-	-	-	-	-	-	-	16	-	-
Total assets	$148	$4	$(2)	$102	$-	$(2)	$(17)	$-	$-	$233	$2	$(3)

											Change in	Change in
											Unrealized	Unrealized
											(Gains)	(Gains)
											Losses for	Losses for
											the Period	the Period
											Included in	Included in
		Total									Earnings for	OCI for
		(Gains) /	Unrealized								Liabilities	Liabilities
		Losses	(Gains) /								still held	still held
	Balance,	Included	Losses					Transfers	Transfers		as of	as of
	Beginning	in	Included					into	out of	Ending	September 30,	September 30,
In millions	of Period	Earnings	in OCI(2)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2022	2022(2)
Liabilities:
Medium-term notes	$42	$(8)	$4	$-	$-	$-	$-	$-	$-	$38	$(8)	$4
Liabilities of consolidated VIEs:
VIE notes	217	33	(25)	-	-	(52)	-	-	-	173	(2)	1
Currency derivatives	-	5	-	-	-	-	-	-	-	5	5	-
Total liabilities	$259	$30	$(21)	$-	$-	$(52)	$-	$-	$-	$216	$(5)	$5

(1) - Reported within the "Unrealized gains (losses) on available-for-sale securities" on MBIA's Consolidated Statement of Comprehensive Income/Loss.

(2) - Reported within the "Instrument-specific credit risk of liabilities measured at fair value" on MBIA's Consolidated Statement of Comprehensive Income/Loss.

For the three months ended September 30, 2023, sales include the impact of the deconsolidation of a VIE. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

For the three months ended September 30, 2023 and 2022, there were no transfers into or out of Level 3.

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2023 and 2022:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2023

											Change in	Change in
											Unrealized	Unrealized
											Gains	Gains
											(Losses) for	(Losses) for
											the Period	the Period
											Included in	Included in
		Total									Earnings for	OCI for
		Gains /	Unrealized								Assets	Assets
		(Losses)	Gains /								still held	still held
	Balance	Included	(Losses)					Transfers	Transfers		as of	as of
	Beginning	in	Included					into	out of	Ending	September 30,	September 30,
In millions	of Year	Earnings	in OCI(1)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2023	2023(1)
Assets:
Corporate obligations	$-	$-	$-	$-	$-	$-	$-	$1	$-	$1	$-	$-
Equity investments	115	-	-	-	-	-	-	-	-	115	-	-
Assets of consolidated VIEs:
Loans receivable - residential	78	(10)	-	-	-	(7)	(29)	-	-	32	(3)	-
Other	23	3	-	-	-	-	(24)	-	-	2	(1)	-
Total assets	$216	$(7)	$-	$-	$-	$(7)	$(53)	$1	$-	$150	$(4)	$-

											Change in	Change in
											Unrealized	Unrealized
											(Gains)	(Gains)
											Losses for	Losses for
											the Period	the Period
											Included in	Included in
		Total	Unrealized								Earnings for	OCI for
		(Gains) /	(Gains) /								Liabilities	Liabilities
		Losses	Losses								still held	still held
	Balance,	Included	Included in					Transfers	Transfers		as of	as of
	Beginning	in	Credit Risk					into	out of	Ending	September 30,	September 30,
In millions	of Year	Earnings	in OCI(2)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2023	2023(2)
Liabilities:
Medium-term notes	$41	$(2)	$(2)	$-	$-	$-	$-	$-	$-	$37	$(2)	$(2)
Liabilities of consolidated VIEs:
VIE notes	172	48	(39)	-	62	(45)	(120)	-	-	78	3	1
Currency derivatives	6	5	-	-	-	-	-	-	-	11	5	-
Total liabilities	$219	$51	$(41)	$-	$62	$(45)	$(120)	$-	$-	$126	$6	$(1)

(1) - Reported within the "Unrealized gains (losses) on available-for-sale securities" on MBIA's Consolidated Statement of Comprehensive Income/Loss.

(2) - Reported within the "Instrument-specific credit risk of liabilities measured at fair value" on MBIA's Consolidated Statement of Comprehensive Income/Loss.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2022

											Change in	Change in
											Unrealized	Unrealized
											Gains	Gains
											(Losses) for	(Losses) for
											the Period	the Period
											Included in	Included in
		Total									Earnings for	Earnings for
		Gains /	Unrealized								Assets	Assets
		(Losses)	Gains /								still held	still held
	Balance,	Included	(Losses)					Transfers	Transfers		as of	as of
	Beginning	in	Included					into	out of	Ending	September 30,	September 30,
In millions	of Year	Earnings	in OCI(1)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2022	2022(1)
Assets:
Residential mortgage- backed non-agency	$-	$-	$(6)	$60	$-	$-	$(17)	$-	$-	$37	$-	$-
Equity securities	-	-	-	101	-	-	-	-	-	101	-	-
Assets of consolidated VIEs:
Collateralized debt obligations	4	-	-	-	-	(4)	-	-	-	-	-	-
Loans receivable - residential	77	8	-	-	-	(6)	-	-	-	79	2	-
Currency derivatives	9	(9)	-	-	-	-	-	-	-	-	(9)	-
Other	14	2	-	-	-	-	-	-	-	16	2	-
Total assets	$104	$1	$(6)	$161	$-	$(10)	$(17)	$-	$-	$233	$(5)	$-

											Change in	Change in
											Unrealized	Unrealized
											(Gains)	(Gains)
											Losses for	Losses for
											the Period	the Period
											Included in	Included in
		Total									Earnings for	OCI for
		(Gains) /	Unrealized								Liabilities	Liabilities
		Losses	(Gains) /								still held	still held
	Balance,	Included	Losses					Transfers	Transfers		as of	as of
	Beginning	in	Included					into	out of	Ending	September 30,	September 30,
In millions	of Year	Earnings	in OCI(2)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2022	2022(2)
Liabilities:
Medium-term notes	$98	$(29)	$17	$-	$-	$(48)	$-	$-	$-	$38	$(28)	$18
Liabilities of consolidated VIEs:
VIE notes	291	8	(6)	-	-	(120)	-	-	-	173	(9)	4
Currency derivatives	-	5	-	-	-	-	-	-	-	5	5	-
Total liabilities	$389	$(16)	$11	$-	$-	$(168)	$-	$-	$-	$216	$(32)	$22

(1) - Reported within the "Unrealized gains (losses) on available-for-sale securities" on MBIA's Consolidated Statement of Comprehensive Income/Loss.

(2) - Reported within the "Instrument-specific credit risk of liabilities measured at fair value" on MBIA's Consolidated Statement of Comprehensive Income/Loss.

For the nine months ended September 30, 2023, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.

For the nine months ended September 30, 2023, transfers into Level 3 and out of Level 2 were related to corporate obligations, where inputs, which are significant to their valuation, became unobservable during the year. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers out of Level 3.

For the nine months ended September 30, 2022, there were no transfers into or out of Level 3.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended September 30, 2023 and 2022 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
		Change in		Change in
		Unrealized		Unrealized
		Gains (Losses)		Gains (Losses)
		for the		for the
		Period Included		Period Included
		in Earnings		in Earnings
		for Assets		for Assets
		and		and
	Total Gains	Liabilities still	Total Gains	Liabilities still
	(Losses)	held as of	(Losses)	held as of
	Included	September 30,	Included	September 30,
In millions	in Earnings	2023	in Earnings	2022
Revenues:
Net gains (losses) on financial instruments at fair value and foreign exchange	$3	$3	$8	$8
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(14)	(9)	(34)	(1)
Other net realized gains (losses)	(7)	-	-	-
Total	$(18)	$(6)	$(26)	$7

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the nine months ended September 30, 2023 and 2022 are reported on the Company’s consolidated statements of operations as follows:

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
		Change in		Change in
		Unrealized		Unrealized
		Gains (Losses)		Gains (Losses)
		for the		for the
		Period Included		Period Included
		in Earnings		in Earnings
		for Assets		for Assets
		and		and
	Total Gains	Liabilities still	Total Gains	Liabilities still
	(Losses)	held as of	(Losses)	held as of
	Included	September 30,	Included	September 30,
In millions	in Earnings	2023	in Earnings	2022
Revenues:
Net gains (losses) on financial instruments at fair value and foreign exchange	$2	$2	$29	$28
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(32)	(12)	(12)	(1)
Other net realized gains (losses)	(28)	-	-	-
Total	$(58)	$(10)	$17	$27

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following table presents the gains and (losses) included in the Company's consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 for financial instruments for which the fair value option was elected:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Investments carried at fair value (1)	$(2)	$(7)	$1	$(33)
Fixed-maturity securities held at fair value-VIE (3)	-	(1)	(4)	(4)
Loans receivable at fair value:
Residential mortgage loans (2)	(7)	13	(10)	8
Other assets-VIE (3)	-	-	3	2
Medium-term notes (1)	3	8	2	29
Variable interest entity notes (3)	(15)	(35)	(48)	(12)

(1) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange" on MBIA's consolidated statements of operations.

(2) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange-VIE" on MBIA's consolidated statements of operations.

(3) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange-VIE" and "Other net realized gains (losses)-VIE" on MBIA's consolidated statements of operations.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2023 and December 31, 2022 for loans and notes for which the fair value option was elected:

	As of September 30, 2023			As of December 31, 2022
	Contractual			Contractual
	Outstanding	Fair		Outstanding	Fair
In millions	Principal	Value	Difference	Principal	Value	Difference
Loans receivable at fair value:
Residential mortgage loans - current	$18	$18	$-	$39	$39	$-
Residential mortgage loans (90 days or more past due)	57	14	43	149	39	110
Total loans receivable and other instruments at fair value	$75	$32	$43	$188	$78	$110
Variable interest entity notes	$329	$78	$251	$780	$172	$608
Medium-term notes	$53	$37	$16	$53	$41	$12

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

Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option

As of September 30, 2023 and December 31, 2022, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were losses of $4 million and $45 million, respectively, reported in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the three months ended September 30, 2023 and 2022, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $11 million and $23 million, respectively. During the nine months ended September 30, 2023 and 2022, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $45 million and $11 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments

Investments, excluding equity instruments, those elected under the fair value option and those classified as trading, primarily consist of debt instruments classified as available-for-sale (“AFS”).

The following tables present the amortized cost, allowance for credit losses, corresponding gross unrealized gains and losses and fair value for AFS investments in the Company’s consolidated investment portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
In millions	Cost	Losses	Gains	Losses	Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$462	$-	$1	$(41)	$422
State and municipal bonds	131	-	1	(15)	117
Foreign governments	25	-	1	(4)	22
Corporate obligations	884	-	-	(158)	726
Mortgage-backed securities:
Residential mortgage-backed agency	197	-	-	(26)	171
Residential mortgage-backed non-agency	33	-	-	(7)	26
Commercial mortgage-backed	22	-	-	(1)	21
Asset-backed securities:
Collateralized debt obligations	114	-	1	(2)	113
Other asset-backed	46	-	-	(3)	43
Total AFS investments	$1,914	$-	$4	$(257)	$1,661

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	December 31, 2022
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
In millions	Cost	Losses	Gains	Losses	Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$541	$-	$5	$(38)	$508
State and municipal bonds	173	-	2	(11)	164
Foreign governments	23	-	-	(3)	20
Corporate obligations	862	-	1	(148)	715
Mortgage-backed securities:
Residential mortgage-backed agency	217	-	-	(22)	195
Residential mortgage-backed non-agency	96	-	3	(11)	88
Commercial mortgage-backed	24	-	-	(1)	23
Asset-backed securities:
Collateralized debt obligations	117	-	-	(5)	112
Other asset-backed	110	-	-	(4)	106
Total AFS investments	$2,163	$-	$11	$(243)	$1,931

The following table presents the distribution by contractual maturity of AFS fixed-maturity securities at amortized cost, net of allowance for credit losses, and fair value as of September 30, 2023. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities
	Net
	Amortized	Fair
In millions	Cost	Value
Due in one year or less	$172	$172
Due after one year through five years	379	364
Due after five years through ten years	280	233
Due after ten years	671	518
Mortgage-backed and asset-backed	412	374
Total fixed-maturity investments	$1,914	$1,661

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of September 30, 2023 and December 31, 2022 was $10 million. These deposits are required to comply with state insurance laws.

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of September 30, 2023 and December 31, 2022, the fair value of securities pledged as collateral for these investment agreements were $209 million and $251 million, respectively. The Company’s collateral as of September 30, 2023 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks.

Refer to “Note 8: Derivative Instruments” for information about securities posted to derivative counterparties.

Impaired Investments

The following tables present the non-credit related gross unrealized losses related to AFS investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$64	$(3)	$196	$(38)	$260	$(41)
State and municipal bonds	48	(3)	54	(12)	102	(15)
Foreign governments	5	-	8	(4)	13	(4)
Corporate obligations	192	(5)	500	(153)	692	(158)
Mortgage-backed securities:
Residential mortgage-backed agency	13	-	132	(26)	145	(26)
Residential mortgage-backed non-agency	3	-	22	(7)	25	(7)
Commercial mortgage-backed	11	(1)	7	-	18	(1)
Asset-backed securities:
Collateralized debt obligations	9	-	101	(2)	110	(2)
Other asset-backed	3	-	34	(3)	37	(3)
Total AFS investments	$348	$(12)	$1,054	$(245)	$1,402	$(257)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	December 31, 2022
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

Gross unrealized losses on AFS investments increased as of September 30, 2023 compared with December 31, 2022 primarily due to higher interest rates, partially offset by tighter credit spreads.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of September 30, 2023 and December 31, 2022 was 13 and 14 years, respectively. As of September 30, 2023 and December 31, 2022, there were 589 and 210 securities, respectively, that were in an unrealized loss position for a continuous twelve- month period or longer, of which, fair values of 509 and 190 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of September 30, 2023:

	AFS Securities
Percentage of Fair Value	Number of	Book Value	Fair Value
Below Book Value	Securities	(in millions)	(in millions)
> 5% to 15%	194	$336	$304
> 15% to 25%	153	386	309
> 25% to 50%	159	373	244
> 50%	3	5	2
Total	509	$1,100	$859

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

As of September 30, 2023, the Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of September 30, 2023 that would require the sale of impaired securities. For the three and nine months ended September 30, 2023, impairment loss due to intent to sell securities in an unrealized position was $8 million and reported in "Other net realized gains (losses)" on the Company's consolidated results of operations. For the three and nine months ended September 30, 2022, impairment loss due to intent to sell securities in an unrealized loss position was $2 million and $21 million, respectively, and reported in “Other net realized gains (losses)” on the Company’s consolidated results of operations. For the three months ended September 30, 2022, the impairment loss was previously recognized as an allowance for credit loss, but was impaired to fair value during the third quarter of 2022 due to the intent to sell these securities.

Credit Losses on Investments

The Company’s fixed-maturity securities for which fair value is less than amortized cost are reviewed quarterly in order to determine whether a credit loss exists. If the Company determines that the declines in the fair value are related to credit loss, the Company will establish an allowance for credit losses and recognize the credit component through earnings. Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the Company’s policy for its determination of credit losses. The Company did not purchase any credit-deteriorated assets for the nine months ended September 30, 2023.

Allowance for Credit Losses Rollforward for AFS

The following tables present the rollforward of allowance for credit losses on AFS investments for the three and nine months ended September 30, 2022. The additions to the allowance for credit losses for the nine months ended September 30, 2022 were related to concerns on an issuer’s credit deterioration as a result of the Ukraine and Russia conflict. In the third quarter of 2022, these securities were impaired to fair value due to the Company's intent to sell and the credit losses were reversed. The Company did not establish an allowance for credit losses for AFS securities for the three or nine months ended September 30, 2023.

	Three Months Ended September 30, 2022
	Balance	Additions	Additions	Reductions	Reductions-	Change in			Balance
	as of	not	arising	from	Intent	Allowance			as of
	June 30,	previously	from PCD	Securities	to sell	Previously	Write		September 30,
In millions	2022	recorded	Assets	Sold	or MLTN	Recorded	Offs	Recoveries	2022
AFS Investments
Fixed-maturity investments:
Corporate obligations	$3	$-	$-	$-	$3	$-	$-	$-	$-
Total Allowance on AFS investments	$3	$-	$-	$-	$3	$-	$-	$-	$-
	Nine Months Ended September 30, 2022
	Balance	Additions	Additions	Reductions	Reductions-	Change in			Balance
	as of	not	arising	from	Intent	Allowance			as of
	December 31,	previously	from PCD	Securities	to sell	Previously	Write		September 30,
In millions	2021	recorded	Assets	Sold	or MLTN	Recorded	Offs	Recoveries	2022
AFS Investments
Fixed-maturity investments:
Corporate obligations	$-	$3	$-	$-	$3	$-	$-	$-	$-
Total Allowance on AFS investments	$-	$3	$-	$-	$3	$-	$-	$-	$-

The Company does not recognize credit losses on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of September 30, 2023 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company. The Company did not hold any securities in an unrealized loss position that were insured by a third-party financial guarantor as of September 30, 2023.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

		Unrealized	Insurance Loss
In millions	Fair Value	Loss	Reserve (1)
Mortgage-backed	$16	$(5)	$20
Corporate obligations	77	(42)	-
Other	7	-	-
Total	$100	$(47)	$20

(1) - Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured and are discounted using a discount rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract and may differ from the fair value.

Sales of Available-for-Sale Investments

Gross realized gains and losses from sales of AFS investments are recorded within “Net realized investment gains (losses)”on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Proceeds from sales	$108	$339	$380	$859
Gross realized gains	$-	$2	$1	$3
Gross realized losses	$(13)	$(17)	$(24)	$(42)

Equity and Trading Investments

Equity and trading investments are included within “Investments carried at fair value” on the Company’s consolidated balance sheets. Unrealized gains and losses recognized on equity and trading investments held as of the end of each period for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Net gains (losses) recognized during the period on equity and trading securities	$(1)	$(3)	$2	$(31)
Less:
Net gains (losses) recognized during the period on equity and trading securities sold during the period	(1)	(6)	(1)	(6)
Unrealized gains (losses) recognized during the period on equity and trading securities still held at the reporting date	$-	$3	$3	$(25)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of September 30, 2023 and December 31, 2022. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s Investor Services (“Moody’s”), Standard& Poor’s Financial Services, LLC (“S&P”) or MBIA.

$ in millions	As of September 30, 2023
		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured swaps	13.5 Years	$-	$43	$970	$210	$60	$1,283	$(1)
Total fair value		$-	$-	$-	$-	$(1)		$(1)

$ in millions	As of December 31, 2022
Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured swaps	13.7 Years	$-	$50	$1,013	$227	$60	$1,350	$-
Total fair value		$-	$-	$-	$-	$-		$-

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

Under these agreements, the Company may receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral is available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of September 30, 2023 and December 31, 2022, the Company did not hold or post cash collateral to derivative counterparties.

As of September 30, 2023 and December 31, 2022, the Company had securities with a fair value of $40 million and $73 million, respectively, posted to derivative counterparties, and these amounts are included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

As of September 30, 2023 and December 31, 2022, the fair value on one Credit Support Annex (“CSA”) was a liability of $1 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. The Company did not receive collateral due to the Company’s credit rating, which was below the CSA minimum credit ratings level for holding counterparty collateral. As of September 30, 2023 and December 31, 2022, the counterparty was rated Aa3 by Moody’s and A+ by S&P.

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

The following tables present the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of September 30, 2023 and December 31, 2022:

	September 30, 2023
In millions		Derivative Assets (1)		Derivative Liabilities (1)
	Notional
	Amount		Fair		Fair
Derivative Instruments	Outstanding	Balance Sheet Location	Value	Balance Sheet Location	Value
Not designated as hedging instruments:
Insured swaps	$1,283	Other assets	$-	Derivative liabilities	$(1)
Interest rate swaps	323	Other assets	-	Derivative liabilities	(22)
Interest rate swaps-embedded	193	Medium-term notes	1	Medium-term notes	-
Currency swaps-VIE	13	Other assets-VIE	-	Derivative liabilities-VIE	(11)
Total non-designated derivatives	$1,812		$1		$(34)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Derivative Instruments (continued)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2023 and 2022:

In millions
Derivatives Not Designated		Three Months Ended September 30,
as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2023	2022
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$20	$23
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	2	(14)
Total		$22	$9

The following table presents the effect of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2023 and 2022:

In millions
Derivatives Not Designated		Nine Months Ended September 30,
as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2023	2022
Insured swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$-	$1
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	21	79
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(4)	(14)
Total		$17	$66

Note 9: Income Taxes

The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Income (loss) from continuing operations before income taxes	$(185)	$(35)	$(346)	$(144)
Provision (benefit) for income taxes	$-	$-	$-	$-
Effective tax rate	0.0%	0.0%	0.0%	0.0%

For the nine months ended September 30, 2023 and 2022, the Company’s effective tax rate applied to its loss from continuing operations before income taxes was lower than the U.S. statutory tax rate due to the full valuation allowance on the changes in its net deferred tax asset.

Deferred Tax Asset, Net of Valuation Allowance

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $1.2 billion as of September 30, 2023 and December 31, 2022. The Company will continue to analyze the valuation allowance on a quarterly basis.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Income Taxes (continued)

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of September 30, 2023 and December 31, 2022, the Company had no UTB.

Federal income tax returns through 2011 have been examined or surveyed. As of September 30, 2023, the Company’s NOL is approximately $4.1 billion. NOLs generated prior to tax reform and property and casualty NOLs generated after tax reform will expire between tax years 2026 through 2043. As of September 30, 2023, the Company has a foreign tax credit carryforward of $58 million, which will expire between tax years 2023 through 2033.

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

Notes 10: Business Segments (continued)

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

International and Structured Finance Insurance

The Company’s international and structured finance insurance segment is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, non-U.S. public finance and global structured finance insured obligations when due, or in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise. MBIA Corp. insures non-U.S. public finance and global structured finance obligations, including asset-backed obligations. MBIA Corp. has insured sovereign-related and sub- sovereign bonds, utilities, privately issued bonds used for the financing of projects that include toll roads, bridges, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, structured settlements, consumer loans, and corporate loans and bonds. MBIA Corp. insures the investment contracts written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. MBIA Insurance Corporation also insures debt obligations of GFL. MBIA Corp. has also written policies guaranteeing obligations under certain derivative contracts, including termination payments that may become due upon certain insolvency or payment defaults of the financial guarantor or the issuer. MBIA Corp. has not written any meaningful amount of business since 2008.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

Segments Results

The following tables provide the Company’s segment results for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	U.S.		International
	Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$15	$(1)	$4	$(1)		$17
Net gains (losses) on financial instruments at fair value and foreign exchange	(1)	23	(1)	-		21
Revenues of consolidated VIEs	-	-	(30)	-		(30)
Inter-segment revenues (2)	6	13	1	(20)		-
Total revenues	20	35	(26)	(21)		8
Losses and loss adjustment	143	-	(20)	-		123
Amortization of deferred acquisition costs and operating	-	11	3	2		16
Interest	-	13	40	-		53
Expenses of consolidated VIEs	-	-	1	-		1
Inter-segment expenses (2)	11	7	5	(23)		-
Total expenses	154	31	29	(21)		193
Income (loss) from continuing operations before income taxes	$(134)	$4	$(55)	$-		$(185)
Identifiable assets per segment	$2,379	$564	$978	$(1,005)	(3)	$2,916
Assets held for sale	-	-	-	-		74
Total identifiable assets	$2,379	$564	$978	$(1,005)		$2,990

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

	Three Months Ended September 30, 2022
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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 10: Business Segments (continued)

The following tables provide the Company’s segment results for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023
	U.S.		International
	Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$56	$6	$28	$(1)		$89
Net gains (losses) on financial instruments at fair value and foreign exchange	1	25	(6)	-		20
Net gains (losses) on extinguishment of debt	-	1	-	-		1
Revenues of consolidated VIEs	-	-	(72)	-		(72)
Inter-segment revenues (2)	20	41	4	(65)		-
Total revenues	77	73	(46)	(66)		38
Losses and loss adjustment	169	-	(11)	-		158
Amortization of deferred acquisition costs and operating	4	47	8	1		60
Interest	-	41	116	-		157
Expenses of consolidated VIEs	-	-	9	-		9
Inter-segment expenses (2)	31	18	17	(66)		-
Total expenses	204	106	139	(65)		384
Income (loss) from continuing operations before income taxes	$(127)	$(33)	$(185)	$(1)		$(346)
Identifiable assets per segment	$2,379	$564	$978	$(1,005)	(3)	$2,916
Assets held for sale	-	-	-	-		74
Total identifiable assets	$2,379	$564	$978	$(1,005)		$2,990

(1) - Consists of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).

(2) - Primarily represents intercompany service charges and intercompany net investment income and expenses.

(3) - Consists principally of intercompany reinsurance balances.

	Nine Months Ended September 30, 2022
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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Earnings Per Share (continued)

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except per share amounts	2023	2022	2023	2022
Basic and diluted earnings per share:
Net income (loss) from continuing operations available to common shareholders	$(185)	$(35)	$(346)	$(144)
Income (loss) from discontinued operations, net of income taxes	(1)	1	(2)	1
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	(1)	-	5	-
Net income (loss) from discontinued operations attributable to MBIA Inc.	-	1	(7)	1
Net income (loss) attributable to MBIA Inc.	$(185)	$(34)	$(353)	$(143)
Basic and diluted weighted average shares(1)	47.0	49.9	48.7	49.8
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted:
Continuing operations	$(3.93)	$(0.68)	$(7.10)	$(2.88)
Discontinued operations	(0.01)	0.01	(0.15)	0.01
Net income (loss) per share attributable to MBIA Inc. - basic and diluted	$(3.94)	$(0.67)	$(7.25)	$(2.87)
Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	4.3	5.0	4.3	5.0

(1) - Includes approximately 1 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three and nine months ended September 30, 2023 and 2022.

Note 12: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the nine months ended September 30, 2023:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Instrument- Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, December 31, 2022	$(234)	$(4)	$(45)	$(283)
Other comprehensive income (loss) before reclassifications	(37)	-	(4)	(41)
Amounts reclassified from AOCI	16	-	45	61
Net period other comprehensive income (loss)	(21)	-	41	20
Balance, September 30, 2023	$(255)	$(4)	$(4)	$(263)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Accumulated Other Comprehensive Income

The following table presents the details of the reclassifications from AOCI for the three and nine months ended September 30, 2023 and 2022:

In millions	Amounts Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI Components	2023	2022	2023	2022	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$(3)	$3	$(16)	$5	Net realized investment gains (losses)
Instrument-specific credit risk of liabilities:
Deconsolidation of VIEs	1	-	(20)	-	Other net realized gains (losses) - VIE
Settlement of liabilities	(12)	(23)	(25)	(11)	Net gains (losses) on financial instruments at fair value and foreign exchange - VIE
Total reclassifications for the period	$(14)	$(20)	$(61)	$(6)	Net income (loss)

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

Litigation

Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information regarding PREPA's Title III proceedings. There are otherwise no material legal proceedings pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Lease Commitments

The Company has a lease agreement for its headquarters in Purchase, New York. The initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense is recognized on a straight-line basis. The following table provides information about the Company’s leases as of September 30, 2023:

$ in millions	As of September 30, 2023	Balance Sheet Location
Right-of-use asset	$16	Other assets
Lease liability	$16	Other liabilities
Weighted average remaining lease term (years)	6.9
Discount rate used for operating leases	7.5%
Total future minimum lease payments	$21

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

2023 Business Developments

The following is a summary of 2023 business developments:

Puerto Rico

•
On January 1, 2023, the Puerto Rico Electric Power Authority (“PREPA”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $18 million. In addition, on July 1, 2023, PREPA defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $119 million. As of September 30, 2023, National had $808 million of debt service outstanding related to PREPA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW (continued)

•
On March 8, 2022, the Puerto Rico Fiscal Agency and Financial Advisory Authority (“AAFAF”) and PREPA terminated the pending restructuring support agreement. On April 8, 2022, the Court appointed a new panel of judges to commence mediation among the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), the Ad Hoc creditor group of holders of PREPA Senior Bonds, Assured Guaranty Corp. and Assured Guaranty Municipal Corp. (“Assured”), National and Syncora Guarantee, Inc. (“Syncora”). The mediation initially terminated on September 16, 2022; however on September 29, 2022 the Court entered an order restarting mediation through January 31, 2023. Mediation was further continued until July 28, 2023. On January 31, 2023, National entered into the PREPA Plan Support Agreement (“PREPA PSA”) with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. An amended plan of adjustment for PREPA and related disclosure statement, including the PREPA PSA, was filed on February 9, 2023. On June 26, 2023, the Court entered an order reducing bondholder allowed net unsecured claims to $2.4 billion from approximately $7.6 billion. On August 25, 2023, National entered into the First Amendment to the PREPA Plan Support Agreement (the “Amended PSA”) with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. On August 25, 2023, the Oversight Board filed its Third Amended Title III Plan of Adjustment (the “Third Amended Plan”) incorporating, among other things, the terms of the Amended PSA. The Amended PSA provides that, upon the effective date of the Third Amended Plan, National shall receive cash, together with certain fees and expense reimbursement payments, in an amount based in part on the ultimate participation by a joinder date, if any, of certain currently non-accepting holders of uninsured PREPA bonds. The Amended PSA also provides National with additional consideration in the form of two types of contingent values instruments, whose value cannot be assured. The Amended PSA remains subject to a number of conditions, including (but not limited to) the Title III Court’s approval of the Amended PSA and the confirmation and effectiveness of the Third Amended Plan, as it may be further amended with the Court’s approval. Confirmation is currently scheduled to begin March 4, 2024. There is no assurance the Third Amended Plan will ultimately be confirmed and go effective. In the event of a substantially different confirmed plan of adjustment from the Amended PSA, National’s PREPA loss reserves and recoveries could be materially adversely affected.

Refer to the following “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

Zohar CDOs

•
Pursuant to a plan of liquidation that became effective in August of 2022, MBIA Corp.'s interest in the remaining collateral of the Zohar collateralized debt obligation (“CDO”) 2003-1, Limited (“Zohar I”) and Zohar II 2005-1, Limited (“Zohar II”) (collectively, the "Zohar CDOs") was distributed to MBIA Corp. either directly or in the form of interests in certain asset recovery entities. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a further discussion of the Zohar CDOs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except for per share, percentage and share amounts	2023	2022	2023	2022
Total revenues	$8	$17	$38	$97
Total expenses	193	52	384	241
Income (loss) from continuing operations before income taxes	(185)	(35)	(346)	(144)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss) from continuing operations	(185)	(35)	(346)	(144)
Income (loss) from discontinued operations, net of income taxes	(1)	1	(2)	1
Net income (loss)	(186)	(34)	(348)	(143)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	(1)	-	5	-
Net income (loss) attributable to MBIA Inc.	$(185)	$(34)	$(353)	$(143)
Net income (loss) per basic and diluted common share attributable to MBIA Inc.	$(3.94)	$(0.67)	$(7.25)	$(2.87)
Adjusted net income (loss) (1)	$(138)	$(17)	$(161)	$(160)
Adjusted net income (loss) per diluted share (1)	$(2.92)	$(0.34)	$(3.31)	$(3.21)
Weighted average basic and diluted common shares outstanding	47,009,765	49,878,191	48,654,638	49,779,681
___________________

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

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Income (loss) from Continuing Operations Before Income Taxes

Consolidated total revenues decreased for the three months ended September 30, 2023 compared with the same period of 2022 principally due to $8 million of impairments on investments as a result of our intent to sell certain securities before they recover their cost basis, unfavorable changes in foreign exchange rates and lower fair value gains on interest rate swaps. These unfavorable changes were partially offset by a decrease in losses from fair valuing investments and an increase investment income from the higher interest rate environment. Foreign exchange gains for the three months ended September 30, 2023 on euro-denominated liabilities were $5 million compared with gains of $11 million for the same period of 2022. This unfavorable change in foreign exchange gains was due to a larger increase in the strength of the U.S. dollar against the euro in 2022. Fair value gains on our interest rate swaps for the three months ended September 30, 2023 were $20 million compared with gains of $25 million for the same period of 2022. The decrease was due to the termination of interest rate swaps in 2023. The three months ended September 30, 2023 included $2 million of losses from fair valuing investments compared with $10 million of losses from fair valuing investments for the same period of 2022.

Consolidated total expenses for the three months ended September 30, 2023 included $123 million of losses and loss adjustment expense (“LAE”) compared with a losses and LAE benefit of $12 million for the same period of 2022. This increase in losses and LAE was primarily due to unfavorable changes in PREPA net reserves. Refer to the following “Loss and Loss Adjustment Expenses” sections of the U.S. Public Finance Insurance and International and Structured Finance Insurance segments for additional information on our losses and LAE.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022

Income (loss) from Continuing Operations Before Income Taxes

Consolidated total revenues decreased for the nine months ended September 30, 2023 compared with the same period of 2022 principally due to unfavorable changes in fair value gains on interest rate swaps, revenues from variable interest entities (“VIEs”) and foreign exchange rates. These unfavorable changes were partially offset by an increase in net investment income and a decrease in losses from fair valuing investments. Fair value gains on our interest rate swaps for the nine months ended September 30, 2023 were $22 million compared with gains of $87 million for the same period of 2022. The decrease was primarily due to a larger increase in interest rates in 2022. Consolidated VIE revenue for the nine months ended September 30, 2023 was a loss of $72 million compared with a loss of $11 million for the same period of 2022. This unfavorable change was primarily due to the reclassification of credit risk losses from accumulated other comprehensive income ("AOCI") to net income (loss) in 2023 compared with the reclassification of credit risk gains in 2022 due to the early redemption of VIE liabilities carried at fair value and the deconsolidation of VIEs. Foreign exchange gains for the nine months ended September 30, 2023 and 2022 on euro-denominated liabilities were $1 million and $30 million, respectively. This unfavorable change in foreign exchange gains was due to a larger increase in the strength of the U.S. dollar against the euro in 2022. Net investment income increased $23 million for the nine months ended September 30, 2023 compared with the same period of 2022 primarily due to a higher interest rate environment and accretion from the early redemption of investments in 2023. The nine months ended September 30, 2023 included $4 million of gains from fair valuing investments compared with $63 million of losses from fair valuing investments for the same period of 2022. The losses from fair valuing investments for the nine months ended September 30, 2022 were primarily driven by increases in interest rates, widening of credit spreads and mark-to-market changes on Puerto Rico contingent value instruments (“CVI”). In addition, the nine months ended September 30, 2023 included $8 million of impairments on investments as a result of our intent to sell these securities before they recover their cost basis compared with $21 million for the same period of 2022.

Consolidated total expenses for the nine months ended September 30, 2023 included $158 million of losses and LAE compared with $57 million for the same period of 2022. This increase in losses and LAE was primarily due to less of a losses and LAE benefit in 2023 compared with 2022 on our insured first-lien RMBS exposure. In addition, there was an increase in net losses and LAE on PREPA. Refer to the following “Loss and Loss Adjustment Expenses” sections of the U.S. Public Finance Insurance and International and Structured Finance Insurance segments for additional information on our losses and LAE. Interest expense and non-VIE operating expense increased $27 million and $13 million, respectively, for the nine months ended September 30, 2023 compared with the same period of 2022. The increase in interest expense was primarily due to an increase in the interest rate on MBIA Corp.'s surplus notes. Refer to the following “Interest Expense” section of the International and Structured Finance Insurance segment for additional information MBIA Corp.'s surplus note interest. The increase in operating expense was primarily due to an increase in compensation expense related to the Company’s non-qualified deferred compensation plan.

Three and Nine Months Ended September 30, 2023 vs. Three and Nine Months Ended September 30, 2022

Provision for Income Taxes

For the three and nine months ended September 30, 2023 and 2022, our effective tax rate applied to our loss before income taxes was below the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset, which included our net operating loss (“NOL”).

As of September 30, 2023 and December 31, 2022, the Company’s valuation allowance against its net deferred tax asset was $1.2 billion. Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National. Accordingly, the Company will continue to re-evaluate its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future. Refer to “Note 9: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.

Income (loss) from discontinued operations, net of income taxes

The Company classifies certain portfolio companies that the Company acquired from the Zohar CDOs bankruptcy distribution as discontinued operations. Included in this amount are the results of operations for the three and nine months ended September 30, 2023 and 2022. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a further discussion of our discontinued operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except share and per share amounts	2023	2022	2023	2022
Net income (loss)	$(185)	$(34)	$(353)	$(143)
Less: adjusted net income (loss) adjustments:
Income (loss) from discontinued operations, net of noncontrolling interest	-	1	(7)	1
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(55)	(39)	(185)	(21)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments (1)	20	23	25	60
Foreign exchange gains (losses) (1)	5	10	1	29
Net realized investment gains (losses)	(9)	(13)	(19)	(36)
Net gains (losses) on extinguishment of debt	-	-	1	5
Net investment losses related to impairments of securities (2)	(8)	1	(8)	(21)
Adjusted net income adjustment to the (provision) benefit for income tax	-	-	-	-
Adjusted net income (loss)	$(138)	$(17)	$(161)	$(160)
Adjusted net income (loss) per diluted common share (3)	$(2.92)	$(0.34)	$(3.31)	$(3.21)
___________________
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

The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

	As of September 30,	As of December 31,
In millions except share and per share amounts	2023	2022
Total shareholders' equity of MBIA Inc.	$(1,239)	$(882)
Common shares outstanding	51,139,240	54,852,671
GAAP book value per share	$(24.22)	$(16.07)
Management's adjustments described above:
Remove negative book value per share of MBIA Corp.	(43.56)	(37.76)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	(4.58)	(3.96)
Include net unearned premium revenue in excess of expected losses	3.01	3.08

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance Segment

Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of September 30, 2023, National had total insured gross par outstanding of $29.1 billion.

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

The following table presents our U.S. public finance insurance segment results for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2023	2022	Change	2023	2022	Change
Net premiums earned	$7	$9	-22%	$22	$31	-29%
Net investment income	23	20	15%	71	58	22%
Net realized investment gains (losses)	(2)	(7)	-71%	(11)	(28)	-61%
Net gains (losses) on financial instruments at fair value and foreign exchange	(1)	(6)	-83%	1	(43)	-102%
Fees and reimbursements	1	1	-%	2	2	-%
Other net realized gains (losses)	(8)	-	n/m	(8)	(19)	-58%
Total revenues	20	17	18%	77	1	n/m
Losses and loss adjustment	143	16	n/m	169	152	11%
Amortization of deferred acquisition costs	2	2	-%	5	7	-29%
Operating	9	10	-10%	30	32	-6%
Total expenses	154	28	n/m	204	191	7%
Income (loss) from continuing operations before income taxes	$(134)	$(11)	n/m	$(127)	$(190)	-33%
_______________
n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. Refunding activity can vary significantly from period to period based on issuer refinancing behavior. For the three months ended September 30, 2023 and 2022, scheduled premiums earned were $6 million and $8 million, respectively, and for the three months ended September 30, 2023 and 2022, refunded premiums earned were $1 million. For the nine months ended September 30, 2023 and 2022, scheduled premiums earned were $21 million and $24 million, respectively, and for the nine months ended September 30, 2023 and 2022, refunded premiums earned were $1 million and $7 million, respectively.

NET INVESTMENT INCOME The increases in net investment income for the three and nine months ended September 30, 2023 compared with the same periods of 2022 were primarily due to higher yields on investments as a result of a rising interest rate environment.

NET REALIZED INVESTMENT GAINS (LOSSES) The net realized investment gains (losses) for the three and nine months ended September 30, 2023 and 2022 related to sales of securities from the ongoing management of our U.S. public finance investment portfolio, including to generate liquidity to pay claims.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE For the three and nine months ended September 30, 2022, net losses on financial instruments at fair value and foreign exchange were driven by fair value losses on investments for which the fair value option was elected and investments designated as trading. The losses on the fair value option investments were driven by increases in interest rates and widening of credit spreads during 2022. The losses on the trading investments were driven by mark-to-market changes on the Puerto Rico Puerto Rico Commonwealth GO (“GO”) and Puerto Rico Highway and Transportation Authority (“HTA”) CVI.

OTHER NET REALIZED GAINS (LOSSES) For the three and nine months ended September 30, 2023 and 2022, other net realized losses were primarily related to impairments of certain investments that were in an unrealized loss position and which we intended to sell before their values recovered to their amortized cost basis.

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

For the three and nine months ended September 30, 2023, losses and LAE incurred relates to updating PREPA scenarios to reflect the Amended PSA, which includes extending the effective date of a settlement until 2024.

For the three months ended September 30, 2022, loss and LAE incurred primarily related to changes in our estimated recoveries on National’s HTA exposure. HTA loss reserves and recoveries include certain assumptions about the timing and amount of claims payments and recoveries, including assumptions about the values of recoveries on the date we expected to receive reimbursement. During the three months ended September 30, 2022, we updated assumptions used to estimate the fair value of new HTA bonds that National expected to receive. These assumption changes resulted in a decrease in our estimated present value of HTA recoveries. In addition, losses and LAE incurred related to changes in our estimated recoveries and claims payments on National's PREPA exposure.

For the nine months ended September 30, 2022 loss and LAE incurred primarily related to changes in our estimate of expected recoveries on National’s PREPA exposure, partially offset by benefits related to Puerto Rico HTA and GO recoveries. During the nine months ended September 30, 2022 we updated our PREPA assumptions used to estimate the value of recoveries and the timing and amount of claim payments to reflect the current status of a remediation. These assumption changes resulted in a decrease in our estimated present value of expected PREPA recoveries. This was partially offset by loss benefits related to HTA and GO recoveries. During the nine months ended September 30, 2022 our HTA recoveries increased based on updated information related to the fair value of the HTA CVI that National received in July of 2022 and our estimated value of the HTA bonds that National expected to receive. In addition, we recorded a loss benefit on our GO recoveries to reflect fair values of the consideration received as of the acquisition date, which was higher than our previous estimate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents information about our U.S. public finance insurance loss recoverable asset and loss and LAE reserves liabilities as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,	Percent
In millions	2023	2022	Change
Assets:
Insurance loss recoverable	$150	$107	40%
Reinsurance recoverable on paid and unpaid losses (1)	11	6	83%
Liabilities:
Loss and LAE reserves	228	154	48%
Insurance loss recoverable - ceded (2)	1	1	0%
Net reserve (salvage)	$68	$42	62%
_______________
(1) - Reported within "Other assets" on our consolidated balance sheets.
(2) - Reported within "Other liabilities" on our consolidated balance sheets.

The insurance loss recoverable as of September 30, 2023 increased compared with December 31, 2022, primarily due to anticipated recoveries on the January and July debt service payments, as well as a change in scenarios to reflect the PREPA Amended PSA. The loss and LAE reserve as of September 30, 2023 increased compared with December 31, 2022, primarily to reflect the PREPA Amended PSA, which includes extending the effective date of a settlement until 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and nine months ended September 30, 2023 and 2022 are presented in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions	2023	2022	Change	2023	2022	Change
Gross expenses	$9	$9	-%	$30	$32	-6%
Amortization of deferred acquisition costs	$2	$2	-%	$5	$7	-29%
Operating	9	10	-10%	30	32	-6%
Total insurance operating expenses	$11	$12	-8%	$35	$39	-10%

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

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of September 30, 2023 and December 31, 2022. Capital appreciation bonds (“CABs”) are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	September 30, 2023		December 31, 2022
Rating	Amount	%	Amount	%
AAA	$1,284	4.4%	$1,433	4.5%
AA	12,230	42.1%	13,448	42.5%
A	10,750	37.0%	9,672	30.5%
BBB	2,471	8.5%	5,055	16.0%
Below investment grade	2,320	8.0%	2,044	6.5%
Total	$29,055	100.0%	$31,652	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance Puerto Rico Exposures

On May 3, 2017, the Oversight Board certified and filed a petition under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) for Puerto Rico with the District Court of Puerto Rico thereby commencing a bankruptcy-like case for GO. Under separate petitions, the Oversight Board subsequently commenced Title III proceedings for the Puerto Rico Sales Tax Financing Corporation (“COFINA”), HTA, PREPA and the Public Buildings Authority (“PBA”) on May 5, 2017, May 21, 2017, July 2, 2017 and September 27, 2019, respectively. On February 4, 2019, the District of Puerto Rico entered the order confirming the Third Amended Title III Plan of Adjustment for COFINA. The Title III cases for GO and PBA were confirmed on January 18, 2022, and became effective on March 15, 2022. The confirmation hearing for the HTA Title III case was completed on August 17, 2022, and the confirmation order was entered on October 12, 2022, which became effective on December 6, 2022.

As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $3.0 billion relating to GO bonds, PBA bonds, PREPA bonds and HTA bonds through September 30, 2023, inclusive of the commutation payment and the additional payment in the amount of $66 million in 2019 related to COFINA and the GO and HTA acceleration and commutation payments of $277 million and $556 million, respectively, in 2022.

Status of Puerto Rico’s Fiscal Plans

The Oversight Board certified fiscal plans for PREPA, University of Puerto Rico (the “University”) and HTA on June 28, 2022, May 27, 2022 and October 14, 2022, respectively. The Oversight Board also certified the fiscal year 2023 budgets for Commonwealth, PREPA, the University and HTA on June 30, 2022. On June 23, 2023, the Oversight Board filed a fiscal plan for PREPA for FY2023, which provided for approximately $2.4 billion of distributions to PREPA bondholders. The University is not a debtor in Title III and continues to be current on its debt service payment. However, the University is subject to a standstill agreement with its senior bondholders, which has been extended to November 30, 2023. National is not a party to the standstill agreement. As of September 30, 2023, National had $73 million of debt service outstanding related to the University.

PREPA

National’s largest remaining exposure to Puerto Rico, by gross par outstanding, is to PREPA.

On May 3, 2019, PREPA, the Oversight Board, the AAFAF, the Ad Hoc Group of PREPA bondholders (the “Ad Hoc Group”), and Assured entered into the a restructuring support agreement (“RSA”) which was amended on September 9, 2019 to include National and Syncora supporting parties. On March 8, 2022, AAFAF and PREPA terminated the RSA. On April 8, 2022, the Court appointed a new panel of judges to commence mediation among the Oversight Board, the Ad Hoc creditor group of holders of PREPA Senior Bonds, Assured, National and Syncora. The mediation initially terminated on September 16, 2022; however on September 29, 2022, the Court entered an order of restarting mediation through January 31, 2023. Mediation has since been further continued until July 28, 2023. On January 31, 2023, National entered into the PREPA PSA with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. On February 9, 2023, the Oversight Board filed an amendment to the Plan of Adjustment originally filed with the Title III court on December 16, 2022 (the “Amended Plan”), that reflects the entry into the PREPA PSA and the settlement described therein. On June 26, 2023, the Court entered an order reducing Bondholder allowed net unsecured claims to $2.4 billion from approximately $7.6 billion. On August 25, 2023, National entered into the First Amendment to the PREPA Plan Support Agreement (the “Amended PSA”) with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. On August 25, 2023, the Oversight Board filed its Third Amended Title III Plan of Adjustment (the “Third Amended Plan”) incorporating, among other things, the terms of the Amended PSA. The Amended PSA provides that, upon the effective date of the Third Amended Plan, National shall receive cash, together with certain fees and expense reimbursement payments, in an amount based in part on the ultimate participation, if any, of certain currently non-accepting holders of uninsured PREPA bonds. The Amended PSA also provides National with additional consideration in the form of two types of contingent values instruments, whose value cannot be assured. The Amended PSA remains subject to a number of conditions, including (but not limited to) the Title III Court’s approval of the Amended PSA and the confirmation and effectiveness of the Third Amended Plan, as it may be further amended with the Court’s approval. Confirmation is currently scheduled to begin March 4, 2024.

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

The following table presents our scheduled gross debt service due on our PREPA insured exposures as of September 30, 2023, for the three months ending December 31, 2023, for each of the subsequent four years ending December 31, and thereafter:

	Three Months
	Ending
	December 31,
In millions	2023	2024	2025	2026	2027	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$-	$137	$105	$57	$20	$489	$808

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

The following table summarizes the consolidated results of our corporate segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2023	2022	Change	2023	2022	Change
Net investment income	$7	$5	40%	$17	$16	6%
Net realized investment gains (losses)	(7)	(6)	17%	(8)	(8)	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	23	35	-34%	25	111	-77%
Net gains (losses) on extinguishment of debt	-	-	-%	1	5	-80%
Fees	12	11	9%	38	38	-%
Total revenues	35	45	-22%	73	162	-55%
Operating	12	12	-%	49	37	32%
Interest	19	19	-%	57	57	-%
Total expenses	31	31	-%	106	94	13%
Income (loss) from continuing operations before income taxes	$4	$14	-71%	$(33)	$68	-149%
____________________
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

The three months ended September 30, 2023 included fair value net gains of $20 million on interest rate swaps compared with fair value net gains of $25 million on these swaps for the same period of 2022. The decrease was due to the termination of interest rate swaps in 2023. The three months ended September 30, 2023 also included foreign currency gains of $5 million on euro-denominated liabilities compared with foreign currency gains of $11 million on these liabilities for the same period of 2022. This decline was due to a larger increase in the strength of the U.S. dollar against the euro in 2022.

The nine months ended September 30, 2023 included fair value net gains of $22 million on interest rate swaps compared with fair value net gains of $87 million on these swaps for the same period of 2022. This unfavorable change was primarily due to the impact of larger increases in interest rates in 2022 than in 2023 on swaps for which we receive floating rates. The nine months ended September 30, 2023 also included foreign currency gains of $1 million on euro-denominated liabilities compared with foreign currency gains of $30 million on these liabilities for the same period of 2022. This decline was due to a larger increase in the strength of the U.S. dollar against the euro in 2022.

NET GAINS (LOSSES) ON EXTINGUISHMENT OF DEBT Net gains (losses) on extinguishment of debt for all periods include gains from purchases, at discounts, of MTNs issued by the Company.

OPERATING EXPENSE Operating expense increased for the nine months ended September 30, 2023 compared with the same period of 2022 primarily due to an increase in compensation expense related to the Company’s non-qualified deferred compensation plan.

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

MBIA Corp. insures sovereign-related and sub-sovereign bonds, privately issued bonds used for the financing of utilities, toll roads, bridges, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from cash flows generated by a specified pool of assets, such as residential and commercial mortgages, structured settlements, consumer loans, and corporate loans and bonds. MBIA Insurance Corporation insures the investment agreements written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would be required to make such payments under its insurance policies. MBIA Insurance Corporation also insures debt obligations of GFL and obligations under certain types of derivative contracts. MBIA Insurance Corporation provided 100% reinsurance to its subsidiary, MBIA Mexico S.A. de C.V. (“MBIA Mexico”). In August of 2023, MBIA Insurance Corporation’s reinsurance agreement with MBIA Mexico terminated after the termination of MBIA Mexico's last insurance policy. As of September 30, 2023, MBIA Corp.’s total insured gross par outstanding was $2.9 billion. In addition, MBIA Corp. consolidates insured transactions as VIEs if it determines it is the primary beneficiary, and deconsolidates such VIEs when it is no longer the primary beneficiary.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our international and structured finance insurance segment results for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
In millions	2023	2022	Change	2023	2022	Change
Net premiums earned	$3	$3	-%	$8	$10	-20%
Net investment income	3	5	-40%	20	12	67%
Net realized investment gains (losses)	(4)	-	n/m	(4)	(1)	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(1)	(4)	-75%	(6)	(17)	-65%
Fees and reimbursements	1	2	-50%	5	11	-55%
Other net realized gains (losses)	2	1	100%	3	1	n/m
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(23)	(36)	-36%	(47)	(16)	n/m
Other net realized gains (losses)	(7)	5	n/m	(25)	5	n/m
Total revenues	(26)	(24)	8%	(46)	5	n/m
Losses and loss adjustment	(20)	(28)	-29%	(11)	(95)	-88%
Amortization of deferred acquisition costs	1	2	-50%	5	8	-38%
Operating	7	5	40%	18	16	13%
Interest	40	33	21%	118	90	31%
Expenses of consolidated VIEs:
Operating	1	2	-50%	9	5	80%
Interest	-	-	-%	-	2	-100%
Total expenses	29	14	107%	139	26	n/m
Income (loss) from continuing operations before income taxes	$(55)	$(38)	45%	$(185)	$(21)	n/m
_______________
n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The following table provides net premiums earned from our financial guarantee contracts for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2023	2022		2023	2022
Net premiums earned:
U.S.	$1	$-	n/m	$2	$2	-%
Non-U.S.	2	3	-33%	6	8	-25%
Total net premiums earned	$3	$3	-%	$8	$10	-20%

_______________

n/m - Percent change not meaningful.

NET INVESTMENT INCOME The increase in net investment income for the nine months ended September 30, 2023 compared with the same period of 2022 was primarily due to the acceleration of accretion to par value upon the redemption of securities that were purchased at a discount.

NET REALIZED INVESTMENT GAINS (LOSSES) The net realized investment gains (losses) for the three and nine months ended September 30, 2023 and 2022 related to sales of securities from the ongoing management of our investment portfolio, including to generate liquidity to execute loss mitigation transactions on its insurance exposures.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses for the three and nine months ended September 30, 2023 and 2022 were primarily driven by foreign exchange losses on the revaluation of non-U.S. dollar insurance balances. In addition, the three and nine months ended September 30, 2022 amounts include fair value losses on investments from increased interest rates.

FEES AND REIMBURSEMENTS The decreases in fees and reimbursements for the three and nine months ended September 30, 2023 compared with the same periods of 2022 were primarily due to a decrease in waiver and consent fees in 2023. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.

REVENUES OF CONSOLIDATED VIEs The net losses of consolidated VIE revenues for the three months ended September 30, 2023 and 2022 primarily included the reclassification of $11 million and $23 million, respectively, of credit risk losses from AOCI to net income (loss). These reclassifications were due to early redemptions of VIE liabilities. In addition, the three months ended September 30, 2023 included a loss of $7 million from the deconsolidation of a VIE and the three months ended September 30, 2022 included additional $9 million of fair value losses related to the early redemption of VIE liabilities.

The net losses of consolidated VIE revenues for the nine months ended September 30, 2023 and 2022 primarily include the reclassification of $45 million and $11 million, respectively, of credit risk losses from AOCI to net income (loss). These reclassifications were due to early redemptions of VIE liabilities and the deconsolidation of VIEs. In addition, the nine months ended September 30, 2023 included a loss of $7 million from the deconsolidation of a VIE.

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

For the three and nine months ended September 30, 2023, the incurred benefit primarily related to an in increase in risk-free rates used to discount loss reserves, which caused the present value of loss reserves, net of recoveries, to decline. In addition, for the nine months ended September 30, 2023 the incurred benefit was partially offset by the termination of a first-lien RMBS insured transaction for which claim payments were higher than previous reserves.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

For the three months ended September 30, 2022, the losses and LAE benefit primarily related to increases in the risk-free rates used to discount expected claims payments, which decreased the present value of net loss reserves, primarily on insured RMBS transactions.

For the nine months ended September 30, 2022, the losses and LAE benefit primarily related to insured RMBS transactions and was the result of an increase in risk-free rates used to discount loss reserves during 2022, which caused case reserves, net of recoveries, to decline. Also contributing to the benefit was an increase in expected salvage collections from insured CDOs.

As a result of the consolidation of VIEs, loss and LAE excludes a losses and LAE expense of $1 million and a losses and LAE benefit of $31 million, for the three and nine months ended September 30, 2023, respectively, and excludes a losses and LAE expense of $3 million and losses and LAE benefit of $5 million for the three and nine months ended September 30, 2022, respectively, as VIE losses and LAE are eliminated in consolidation.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and loss and LAE reserves as of September 30, 2023 and December 31, 2022.

	September 30,	December 31,	Percent
In millions	2023	2022	Change
Assets:
Insurance loss recoverable	$27	$30	-10%
Reinsurance recoverable on paid and unpaid losses (1)	2	4	-50%
Liabilities:
Loss and LAE reserves	222	285	-22%
Net reserve (salvage)	$193	$251	-23%
_______________

(1) - Reported within "Other assets" on our consolidated balance sheets.

The insurance loss recoverable primarily relates to reimbursement rights arising from the payment of claims on MBIA Corp.’s policies insuring certain RMBS transactions. Such payments also entitle MBIA Corp. to exercise certain rights and remedies to seek recovery of its reimbursement entitlements. The decrease in MBIA Corp.’s loss and LAE reserves from 2022 was primarily due to the termination of a first-lien RMBS insured transaction, as well as an increase in risk-free discount rates during 2023, which caused future liabilities, net of recoveries to decline. The decrease was partially offset by the weakening of the U.S. dollar, which caused foreign currency denominated case reserves on our insured first-lien RMBS portfolio to increase.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information about our loss reserving policy, loss reserves and recoverables.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three and nine months ended September 30, 2023 and 2022 are presented in the following table:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2023	2022		2023	2022
Gross expenses	$7	$5	40%	$18	$17	6%
Amortization of deferred acquisition costs	$1	$2	-50%	$5	$8	-38%
Operating	7	5	40%	18	16	13%
Total insurance operating expenses	$8	$7	14%	$23	$24	4%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. We did not defer a material amount of policy acquisition costs during 2023 or 2022 as no new business was written. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

INTEREST EXPENSE Interest expense relates to MBIA Corp.’s surplus notes that are indexed to the 3-month secured overnight financing rate ("SOFR"). During the three months ended September 30, 2023, the Company transitioned from the previously indexed 3-month London Interbank Offered Rate (“LIBOR”) rate to the 3-month SOFR plus 0.26161%. The increase in interest expense for the three and nine months ended September 30, 2023 compared with the same periods of 2022 were due to an increase in interest rates. Refer to the following “Liquidity and Capital Resources” section for more information about MBIA Corp.’s surplus notes.

International and Structured Finance Insurance Portfolio Exposures

Credit Quality

The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of September 30, 2023 and December 31, 2022, 25% and 30%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio. Below investment grade insurance policies primarily include our first-lien RMBS and CDO exposures.

Selected Portfolio Exposures

MBIA Corp. insures RMBS backed by residential mortgage loans, including first-lien alternative A-paper and subprime mortgage loans directly through RMBS securitizations. As of September 30, 2023 and December 31, 2022, MBIA Corp. had $609 million and $802 million, respectively, of first-lien RMBS gross par outstanding. These amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs and includes international exposure of $40 million and $149 million, as of September 30, 2023 and December 31, 2022, respectively.

In addition, as of September 30, 2023 and December 31, 2022, MBIA Corp. insured $117 million and $201 million, respectively, of CDOs and related instruments.

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

As of September 30, 2023, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $792 million compared with $897 million as of December 31, 2022. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. For a further discussion of the Company’s reinsurance, refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Percent Change
In millions	2023	2022
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(193)	$140	n/m
Investing activities	307	55	n/m
Financing activities	(117)	(229)	-49%
Effect of exchange rate changes on cash and cash equivalents	-	(2)	-100%
Cash and cash equivalents - beginning of period	78	160	-51%
Cash and cash equivalents - end of period	$75	$124	-40%

_________________________________

n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

Operating activities

Net cash provided by operating activities decreased for the nine months ended September 30, 2023 compared with the same period of 2022 primarily due to a decrease of $636 million of proceeds from recoveries and reinsurance. Recoveries and reinsurance for the nine months ended September 30, 2022 included proceeds from the GO settlement and sale of certain PREPA bankruptcy claims in 2022. This was partially offset by a decrease in losses and LAE paid of $271 million primarily due to the acceleration and commutation payments in connection with the GO settlement in 2022.

Investing activities

Net cash provided by investing activities increased for the nine months ended September 30, 2023 compared with the same period of 2022. This increase was primarily due to less cash used for purchases of investments in order to generate liquidity to pay claims.

Financing activities

Net cash used by financing activities decreased for the nine months ended September 30, 2023 compared with the same period of 2022 primarily due to a decrease of $134 million in principal paydowns of medium-term notes, long-term debt and VIE debt in 2023 when compared to the same period of 2022. The decrease in principal paydowns was principally due to higher debt repurchases in 2022. Refer to the following “Liquidity and Capital Resources-Capital Resources” section for additional information on debt repurchases.

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

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of September 30, 2023, the weighted average credit quality rating of the Company’s AFS fixed-maturity investment portfolio, excluding short-term investments, was Aa and 96% of the investments were investment grade.

The fair values of securities in the Company’s AFS fixed-maturity investment portfolio are sensitive to changes in interest rates. Decreases in interest rates generally result in increases in the fair values of fixed-maturity securities and increases in interest rates generally result in decreases in the fair values of fixed-maturity securities.

As of September 30, 2023 and December 31, 2022, the Company had $254 million and $233 million of unrealized losses, respectively, net of deferred taxes related to its investment portfolio recorded in accumulated other comprehensive income within equity. The increase in unrealized losses during 2023 resulted from higher interest rates, partially offset by tighter credit spreads.

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

As of September 30, 2023, Insured Investments at fair value represented $123 million or 5% of consolidated investments, of which $115 million or 5% of consolidated investments were Company-Insured Investments. As of September 30, 2023, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the below investment grade range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of September 30, 2023, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 4% of the total consolidated investment portfolio.

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
•
funding share repurchases.

As of September 30, 2023 and December 31, 2022, National held cash and investments of $1.9 billion and $2.1 billion, respectively, of which $325 million and $230 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.

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

As of September 30, 2023 and December 31, 2022, the liquidity positions of MBIA Inc. were $194 million and $230 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.

Based on our projections of National’s and MBIA Corp.’s future earnings and losses, we expect that for the foreseeable future National will be the primary source of payments to MBIA Inc. There can be no assurance as to the amount and timing of any future dividends from National. Also, absent a special dividend subject to the approval of the NYSDFS, we expect the declared and paid dividend amounts from National to be limited to the prior twelve months of adjusted net investment income as reported in its most recent statutory filings. Refer to the following “Liquidity and Capital Resources-Capital Resources” section for additional information on payments of dividends. We do not expect MBIA Inc. to receive dividends from MBIA Corp.

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
•
payments of operating expenses.

As of September 30, 2023 and December 31, 2022, MBIA Corp. held cash and investments of $322 million and $386 million, respectively, of which $40 million and $41 million, respectively, were cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. Treasury and corporate bonds that were immediately available to MBIA Insurance Corporation.

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

Contractual Obligations

For a discussion of the Company’s contractual obligations, refer to “Liquidity and Capital Resources - Liquidity - Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes in contractual obligations since December 31, 2022.

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

Equity securities

On May 3, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company and/or National to purchase up to $100 million of the Company’s shares in open market transactions, in privately negotiated transactions or by any other legal means. During the nine months ended September 30, 2023, National or the Company purchased or repurchased 3.6 million shares at an average price per share of $8.12. As of September 30, 2023, the remaining authorization under this share repurchase program was $71 million. The Inflation Reduction Act, enacted in August 2022 imposes a 1% excise tax, net of any allowable offsets, on share repurchases occurring after December 31, 2022. The excise tax on share repurchases is reflected as an additional cost of the shares acquired and is recorded in “Treasury stock, at cost” with a corresponding liability recorded in “Other liabilities” on the Company’s consolidated balance sheets. For the nine months ended September 30, 2023, the excise tax calculated was not material and is not included in the above amounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

Debt securities

During the nine months ended September 30, 2023, the Company repurchased $11 million par value outstanding of GFL MTNs with maturity in 2024 issued by our corporate segment at a weighted average cost of approximately 92% of par value.

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

National – Statutory Capital and Surplus

National had statutory capital of $1.8 billion and $1.9 billion as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, National’s unassigned surplus was $817 million. For the nine months ended September 30, 2023, National had statutory net loss of $133 million. Refer to the “National — Claims - Paying Resources (Statutory Basis)” section below for additional information on National’s statutory capital.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. As of September 30, 2023, National was in compliance with its aggregate risk limits under New York Insurance Law (“NYIL”), but was not in compliance with certain of its single risk limits. Since National does not comply with certain of its single risk limits, the NYSDFS could prevent National from transacting any new financial guarantee insurance business.

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

National had positive earned surplus as of September 30, 2023 from which it may pay dividends, subject to the limitations described above. We expect the as-of-right declared and paid dividend amounts from National to be limited to prior year adjusted net investment income for the foreseeable future.

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

National’s CPR and components thereto, as of September 30, 2023 and December 31, 2022 are presented in the following table:

	As of September 30,	As of December 31,
In millions	2023	2022
Policyholders' surplus	$1,406	$1,545
Contingency reserves	359	379
Statutory capital	1,765	1,924
Unearned premiums	241	262
Present value of installment premiums (1)	107	110
Premium resources (2)	348	372
Net loss and LAE reserves (1)	76	(140)
Salvage reserves on paid claims (1)	151	288
Gross loss and LAE reserves	227	148
Total claims-paying resources	$2,340	$2,444
________________
(1) - Calculated using a discount rate of 4.29% as of September 30, 2023 and December 31, 2022.
(2) - Includes financial guarantee and insured derivative related premiums.

MBIA Insurance Corporation – Statutory Capital and Surplus

MBIA Insurance Corporation had statutory capital of $145 million as of September 30, 2023 compared with $169 million as of December 31, 2022. As of September 30, 2023, MBIA Insurance Corporation’s negative unassigned surplus was $1.9 billion. For the nine months ended September 30, 2023, MBIA Insurance Corporation had a statutory net loss of $34 million. Refer to the “MBIA Insurance Corporation — Claims - Paying Resources (Statutory Basis)” section below for additional information on MBIA Insurance Corporation’s statutory capital.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. In addition, under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of September 30, 2023, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves.

As of September 30, 2023, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. Since MBIA Insurance Corporation does not comply with its single risk limits, the NYSDFS could prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of October 15, 2023, the most recent scheduled interest payment date, there was $1.4 billion of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of September 30, 2023, MBIA Insurance Corporation had “free and divisible surplus” of $123 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

MBIA Insurance Corporation — Claims - Paying Resources (Statutory Basis)

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

MBIA Corp.’s CPR and components thereto, as of September 30, 2023 and December 31, 2022 are presented in the following table:

	As of September 30,	As of December 31,
In millions	2023	2022
Policyholders’ surplus	$140	$164
Contingency reserves	5	5
Statutory capital	145	169
Unearned premiums	31	36
Present value of installment premiums (1)	28	34
Premium resources (2)	59	70
Net loss and LAE reserves (1)	31	35
Salvage reserves on paid claims (1) (3)	267	395
Gross loss and LAE reserves	298	430
Total claims-paying resources	$502	$669
________________
(1) - Calculated using a discount rate of 5.53% as of September 30, 2023 and December 31, 2022.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposures relate to changes in interest rates, foreign exchange rates and credit spreads that affect the fair value of its financial instruments, primarily investment securities, MTNs and investment agreement liabilities. The Company’s investments are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. government bonds, corporate bonds, MBS and asset-backed securities. In periods of rising and/or volatile interest rates, foreign exchange rates and credit spreads, profitability could be adversely affected should the Company have to liquidate these securities. The Company minimizes its exposure to interest rate risk, foreign exchange risk and credit spread movement through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities. There following tables present updates in our market risk exposures since December 31, 2022.

INTEREST RATE SENSITIVITY

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2023 from instantaneous shifts in interest rates:

Change in Interest Rates
	300 Basis	200 Basis	100 Basis	100 Basis	200 Basis	300 Basis
	Point	Point	Point	Point	Point	Point
In millions	Decrease	Decrease	Decrease	Increase	Increase	Increase
Estimated change in fair value	$210	$124	$55	$(45)	$(81)	$(111)

FOREIGN EXCHANGE RATE SENSITIVITY

The Company is exposed to foreign exchange rate risk in respect of liabilities denominated in currencies other than U.S. dollars. Certain liabilities included in our corporate segment are denominated in currencies other than U.S. dollars. The majority of the Company’s foreign exchange rate risks is with the Euro. Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2023 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(26)	$(13)	$13	$26

CREDIT SPREAD SENSITIVITY

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of September 30, 2023 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio:

Change in Credit Spreads
	50 Basis	50 Basis	200 Basis
	Point	Point	Point
In millions	Decrease	Increase	Increase
Estimated change in fair value	$42	$(39)	$(140)

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

As of September 30, 2023, National had $808 million of debt service outstanding related to PREPA. On January 1, 2023, PREPA defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $18 million. In addition, on July 1, 2023, PREPA defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $119 million. On January 31, 2023, National and the Oversight Board entered into a Plan Support Agreement, resolving National’s claims in the PREPA Title III case (the “PREPA PSA”), and on February 9, 2023, the Oversight Board filed its Amended Plan of Adjustment for PREPA (the “Amended Plan”), including the PREPA PSA. On August 25, 2023, National entered into the First Amendment to the PREPA Plan Support Agreement (the “Amended PSA”) with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. On August 25, 2023, the Oversight Board filed its Third Amended Title III Plan of Adjustment (the “Third Amended Plan”) incorporating, among other things, the terms of the Amended PSA. The Amended PSA provides that, upon the effective date of the Third Amended Plan, National shall receive cash, together with certain fees and expense reimbursement payments, in an amount based in part on the ultimate participation, if any, of certain currently non-accepting holders of uninsured PREPA bonds. The Amended PSA also provides National with additional consideration in the form of two types of contingent values instruments, whose value cannot be assured. The Amended PSA remains subject to a number of conditions, including (but not limited to) the Title III Court’s approval of the Amended PSA and the confirmation and effectiveness of the Third Amended Plan, as it may be further amended with the Court’s approval. Confirmation is currently scheduled to begin March 4, 2024.

Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part I, Item 2 of this Form 10-Q for additional information on our Puerto Rico exposures.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The table below presents purchases or repurchases made by the Company or National in each month during the third quarter of 2023:

			Total Number	Maximum Amount That
	Total	Average	of Shares	May Be
	Number	Price	Purchased as	Purchased
Month	of Shares Purchased (1)	Paid Per Share	Part of Publicly Announced Plan	Under the Plan (in millions) (2)
July	108,358	$8.46	108,256	$77
August	563,917	8.37	563,810	71
September	232,454	8.05	-	71
	904,729	$8.30	672,066
(1)
Includes 232,339 in September that were withheld from participants for income tax purposes whose shares of restricted stock vested during the period. Such restricted stock was originally issued to participants under the Company’s long-term incentive plan. 102 shares in July, 107 shares in August, and 115 shares in September were repurchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.
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

MBIA Inc. Registrant

Date: November 2, 2023	/s/ Anthony McKiernan
Anthony McKiernan
Chief Financial Officer

Date: November 2, 2023	/s/ Joseph R. Schachinger
Joseph R. Schachinger
Controller (Chief Accounting Officer)