Form 10-K
period 2023-12-31
MBIA INC
filed 2024-02-28
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-09583

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2023 was $387,593,303.

As of February 21, 2024, 50,925,911 shares of Common Stock, par value $1 per share, were outstanding.

Documents incorporated by reference:

Portions of the Registrant’s Definitive Proxy Statement for its Annual Shareholders Meeting to be held in May of 2024 are incorporated by reference into Part III of this Form 10-K.

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

The above factors provide a summary of and are qualified in their entirety by the risk factors discussed under “Risk Factors” in Part IA of this annual Report on Form 10-K. The Company encourages readers to review these risk factors in their entirety.

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

MBIA’s primary business has been to provide financial guarantee insurance to the United States’ public finance markets through our indirect, wholly-owned subsidiary, National, whose financial guarantee insurance policies provide investors with unconditional and irrevocable guarantees of the payment of the principal, interest or other amounts owing on insured obligations when due. National ceased pursuing the writing of new financial guarantee policies in 2017, and its primary activity today is to provide ongoing surveillance, including remediation activity where warranted, of its existing insured portfolio of $28.4 billion gross par outstanding as of December 31, 2023. The Company has also provided financial guarantee insurance in the international and structured finance markets through its subsidiary MBIA Corp. As of December 31, 2023, MBIA Corp.’s total insured gross par outstanding was $2.9 billion. As a result of MBIA Corp.’s capital structure and business prospects, we do not expect its financial performance to have a material economic impact on MBIA Inc. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K for a further discussion of MBIA Corp.’s insurance statutory capital.

MBIA Services Corporation (“MBIA Services”), also owned by MBIA Inc., is a service company which provides support services such as surveillance, risk management, legal, accounting, treasury and information technology, among others, to our businesses on a fee-for-service basis.

MBIA Inc. Capital Management

The Company manages its capital and liquidity in order to ensure that it can service its debt and other financial obligations and pay its operating expenses while maintaining an adequate cushion against potential adverse events. MBIA Inc. has received annual dividends from National, and in 2023, paid an extraordinary cash dividend on MBIA’s common stock of $8.00 per share. The Company maintains a stable liquidity position which is expected to allow it to service its obligations over the next several years without needing to access the capital markets. Our capital management strategies include (i) retiring our unsecured and MBIA Global Funding, LLC (“GFL”) debt through calls and repurchases at prices that create economic benefit to the Company and (ii) having the Company or National purchase or repurchase outstanding MBIA Inc. common shares to enhance shareholder value when permissible, authorized, and when management deems such actions are appropriate, taking into account regulatory capacity constraints, the price of the stock, anticipated liquidity needs, and other relevant factors.

On May 3, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company and/or National to purchase up to $100 million of the Company’s shares in open market transactions, in privately negotiated transactions or by any other legal means. During 2023, National or the Company purchased or repurchased 3.6 million shares at an average price per share of $8.12. As of December 31, 2023, the remaining authorization under this share repurchase program was $71 million. Neither MBIA Inc. nor National repurchased or purchased any MBIA Inc. common shares during 2022 and 2021, as they did not have an authorization approved by the Company’s Board of Directors to repurchase or purchase outstanding MBIA Inc. common shares.

Item 1. Business (continued)

As of December 31, 2023, $776 million of unsecured debt, which includes MBIA Inc.’s senior notes and medium-term notes (“MTNs”) issued by its subsidiary, GFL, was outstanding. During 2023, the Company repurchased $11 million par value outstanding of GFL MTNs with maturity in 2024 issued by our corporate segment at a weighted average cost of approximately 92% of par value. During 2022, MBIA Corp. purchased $24 million principal amount of MBIA Inc. 6.625% Debentures due 2028, $4 million principal amount of MBIA Inc. 7.150% Debentures due 2027, $0.6 million principal amount of MBIA Inc. 7.000% Debentures due 2025 and the Company repurchased $30 million par value outstanding of GFL MTNs. During 2021, MBIA Corp. purchased $5 million principal amount of MBIA Inc. 6.625% Debentures due 2028 and $1 million principal amount of MBIA Inc. 7.150% Debentures due 2027 and the Company repurchased $111 million par value outstanding of GFL MTNs.

On December 7, 2023, National paid a $550 million special dividend that was approved by the New York State Department of Financial Services (“NYSDFS”) to its ultimate parent, MBIA Inc. Additionally, in each of the fourth quarters of 2023 and 2022, National declared and paid as-of-right dividends of $97 million and $72 million, respectively, to its ultimate parent, MBIA Inc.

Also on December 7, 2023, the Company's Board of Directors declared an extraordinary cash dividend on MBIA’s common stock of $8.00 per share. The dividend was paid on December 22, 2023 to shareholders of record as of the close of business on December 18, 2023. The remainder of the dividends from National are being retained by MBIA Inc. and are intended to be used for general corporate purposes including, but not limited to, future operating expenses and debt service obligations.

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

Presently, the most distressed credit in National’s portfolio is the Puerto Rico Electric Power Authority (“PREPA”) which is in a bankruptcy-like process under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”). The Commonwealth of Puerto Rico itself, as well as the Puerto Rico Sales Tax Financing Corporation (“COFINA”), the Public Building Authority (“PBA”), and the Puerto Rico Highways and Transportation Authority (“PRHTA”) have each exited the bankruptcy-like process and National’s exposures to these credits have been reduced to zero. For additional information relating to the risks arising from National’s remaining Puerto Rico exposure, refer to the “Insured Portfolio Loss Related Risk Factors” section in Part I, Item 1A of this Form 10-K.

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

In the event of a default in the payment of principal, interest or other insured amounts by an issuer, the insurance company will make funds available in the insured amount generally within one to three business days following notification. Longer time frames may apply for international transactions. Generally, our insurance companies provide for this payment upon receipt of proof of ownership of the obligations due, as well as upon receipt of instruments appointing the insurer as agent for the holders and evidencing the assignment of the rights of the holders with respect to the payments made by the insurer or other appropriate documentation.

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

As of December 31, 2023, National had $28.4 billion of insured gross par outstanding on U.S. public finance obligations covering 1,512 policies and diversified among 979 “credits,” which we define as any insured obligations secured by the same revenue source. Insurance in force, which includes all gross insured debt service, as of December 31, 2023 was $57.1 billion.

Item 1. Business (continued)

All of the policies were underwritten on the assumption that the insurance will remain in force until maturity or early retirement of the insured obligations. National estimates that the average life of its domestic public finance insurance policies in force as of December 31, 2023 is 9 years. The average life was determined by applying a weighted average calculation, using the remaining years to contractual maturity and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2023 was $4.1 billion. National’s underwriting guidelines limited the insurance in force for any one insured credit, and for other categories such as geography. In addition, National is subject to regulatory single-risk limits with respect to any insured bond issue. See the “Insurance Regulation” section below for a description of these regulatory requirements. As of December 31, 2023, National’s gross par amount outstanding for its ten largest insured U.S. public finance credits totaled $7.8 billion, representing 27.5% of National’s total U.S. public finance gross par amount outstanding. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information regarding the Company’s operating companies' insured portfolios.

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

As of December 31, 2023, MBIA Corp. had 168 policies outstanding in its insured portfolio. In addition, MBIA Corp. had 27 insurance policies outstanding relating to liabilities issued by MBIA Inc. and its subsidiaries, which are described further under the section “Affiliated Financial Obligations Insured by MBIA Corp.” below. MBIA Corp.’s total policies in its insured portfolio are diversified among 124 credits.

As of December 31, 2023, the gross par amount outstanding of MBIA Corp.’s insured obligations (excluding $0.7 billion of insured affiliated financial obligations and $18.1 billion of U.S. public finance debt ceded to National), was $2.9 billion. Insurance in force for the above portfolio, which includes all gross insured debt service, as of December 31, 2023 was $3.8 billion.

MBIA Corp. estimates that the average life of its international and structured finance insurance policies in force as of December 31, 2023 is 6 years. The average life was determined by applying a calculation using the remaining years to contractual maturity for international public finance obligations and estimated maturity for structured finance obligations and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2023 was $0.4 billion. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information regarding the Company’s operating companies' insured portfolios.

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

Risk Management

Our largest risk is the credit exposure in our insured portfolio. The Company’s credit risk management and remediation functions are managed through committees and units that oversee risks in ongoing portfolio surveillance and remediation. The Company’s Insured Portfolio Management Divisions (“IPM”) monitor and remediate domestic and international public finance and structured risks. In addition, National and MBIA Corp. each has its own risk oversight committee that, as appropriate, reviews certain portfolio decisions. Additionally, each subsidiary has its own investment committee that reviews its respective investment portfolio and investment-related decisions.

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

The Audit Committee oversees risks associated with financial and other reporting, auditing, legal and regulatory compliance, and risks that may otherwise result from the Company’s operations, including cybersecurity risk. The Audit Committee oversees these risks by monitoring (i) the integrity of the financial statements of the Company and of other material financial disclosures made by the Company, (ii) the qualifications, independence and performance of the Company’s independent auditor, (iii) the performance of the Company’s internal audit function, (iv) the Company’s compliance policies and procedures and its compliance with legal and regulatory requirements, and (v) the performance of the Company’s operational risk management function. In connection with its oversight of cybersecurity risk, the Audit Committee receives semi-annual, or more frequent as appropriate, briefings from the Company’s senior management and Enterprise Security Council Chair concerning, among other topics, the implementation of the Company’s Cybersecurity Policy, its ongoing strategy and associated training to prevent, identify and react to security incidents, internal and external vulnerability assessments results, and Internal Audit’s periodic reviews of MBIA’s data security policies and procedures. For additional information relating to cybersecurity, refer to the “Item 1C. Cybersecurity” section in Part I, Item 1C of this Form 10-K.

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

The Company has a designated Model Governance Team. Given the significance of models in the Company’s surveillance and remediation activities, financial reporting and corporate treasury operations, the Company established a Model Governance Policy to enhance the consistency, reliability, maintenance and transparency of its models so that model risk can be mitigated on an enterprise-wide basis. The Model Governance Team is responsible for the Model Governance Policy, as well as other Model Governance related initiatives.

Insurance Surveillance and Remediation

We surveil and remediate our insured portfolios on an ongoing basis. Although our monitoring and remediation activities vary somewhat by sector and bond type, in all cases we focus on assessing event risk and potential losses under stress.

•
U.S. Public Finance: For U.S. public finance, our ongoing credit surveillance focuses on economic and political trends, issuer or project debt and financial management, adequacy of historical and anticipated cash flows under stress, satisfactory legal structure and bond security provisions, viable tax and economic bases, including consideration of tax limitations and unemployment trends, adequacy of stressed loss coverage and project feasibility, including satisfactory reports from consulting engineers, traffic advisors and others, if applicable. Depending on the credit, specialized cash flow analyses may be conducted to understand loss sensitivity. In addition, specialized credit analysts consider the potential event risk of natural disasters or headline events on both single obligors/credits and across a sector, as well as regulatory issues. U.S. public finance credits/exposures are monitored by reviewing trustee, issuer and project financial and operating reports as well as reports provided by technical advisors and counsel. Projects may be periodically visited by MBIA personnel.

Item 1. Business (continued)

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

MBIA offers its employees a comprehensive compensation and benefits package that includes a competitive salary and an annual cash performance bonus, paid time-off benefits, health and welfare voluntary benefits that include medical and dental insurance, a health savings account that includes a company match to employee contributions, and supplemental life insurance. Senior management also receives an annual long-term incentive award linked to shareholders' interests. The Company also provides a qualified defined contribution pension, a qualified 401(k) plan and a voluntary non-qualified deferred compensation plan that accepts contributions that exceed limitations established by federal regulations. In addition, the Company provides paid and unpaid employee leave of absences such as Safe Time Leave, Family Medical Leave, Parental Leave, Bereavement Leave, Military and Jury Duty Leave.

MBIA‘s corporate mission has long included enhancing the strength and vitality of communities, whether through offering its insurance product, which reduces the borrowing cost of towns, cities and municipalities, or through the sponsorship of many diverse philanthropic efforts. In 2001, MBIA formed the MBIA Foundation, a 501(c)(3) tax-exempt organization, with a mission of helping to improve the quality of life in the communities where the Company conducts business and where its employees live and work. Since inception, the MBIA Foundation has paid out over $23 million in matching gifts, almost $16 million in grants to community organizations and over $450,000 in service grants in support of employees’ volunteer efforts. The MBIA Foundation has also been active in supporting disaster relief efforts through direct donations from the Foundation and by increasing the customary match of 2:1 to 4:1 to further encourage employees' donations. The MBIA Foundation is in the process of being legally wound down.

Additionally, MBIA promotes employee volunteerism through its annual company-wide days of service and various volunteer initiatives.

Losses and Reserves

Loss and loss adjustment expense (“LAE”) reserves are established by Loss Reserve Committees in each of our operating insurance companies and are reviewed by our executive Loss Reserve Committee, which consists of members of senior management. The Company’s loss and LAE reserves as of December 31, 2023 represent case basis reserves and estimates for LAE to be incurred. Case basis reserves represent the Company’s estimate of expected losses to be paid under its insurance contracts, net of potential recoveries and discounted using a current risk-free interest rate, for contracts where the estimated loss amount exceeds the unearned premium revenue on the related insurance contract. The Company estimates expected losses net of potential recoveries using the present value of probability-weighted estimated loss payments and recoveries, discounted at a rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract as required by accounting principles generally accepted in the United States for financial guarantee contracts. We record case basis loss reserves on insured obligations which have defaulted or are expected to default during the remaining life of the obligation.

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

Reinsurance

We currently have third-party reinsurance agreements in place covering approximately 2.5% of our insured par outstanding. At this time we do not intend to utilize reinsurance to decrease the insured exposure in our portfolio; however, we may, from time to time, look to enter into transactions to reduce risks embedded in our insured portfolios on an individual and portfolio-wide basis.

Item 1. Business (continued)

Intercompany Reinsurance Arrangements

MBIA Corp. and National are parties to a reinsurance agreement pursuant to which National reinsures certain public finance financial guarantee policies originally written by MBIA Corp. In addition, National entered into a second-to-pay policy covering the reinsurance agreement.

MBIA Insurance Corporation provided 100% reinsurance to its subsidiary, MBIA Mexico S.A. de C.V. ("MBIA Mexico"). In August 2023, the reinsurance agreement was terminated after the termination of MBIA Mexico's last insurance policy.

Insurance Regulation

National and MBIA Insurance Corporation are incorporated in and subject to primary insurance regulation and supervision by the State of New York. MBIA Corp.’s Spanish Branch was subject to local regulation in Spain until it was legally closed in May of 2023. MBIA Mexico is organized and subject to primary regulation and supervision in Mexico. We have commenced the process of dissolving this entity under Mexican law. The Company’s insurance subsidiaries are also licensed to issue financial guarantee policies in multiple jurisdictions as needed to conduct their business activities.

The extent of state and national insurance regulation and supervision varies by jurisdiction, but New York, Mexico and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements, and business conduct which must be maintained by insurance companies, and if our insurance companies fail to meet such requirements our regulators may impose certain remedial actions. Among other regulated conduct, these laws and regulations prescribe permitted classes and concentrations of investments. In addition, some state laws and regulations require the approval or filing of policy forms and rates. MBIA Insurance Corporation and National each are required to file detailed annual financial statements with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. The operations and accounts of the insurance companies are subject to examination by regulatory agencies at regular intervals. In addition to being subject to the insurance laws in the jurisdictions in which we operate, as a condition to obtaining required insurance regulatory approvals to enter into certain transactions and take certain other corporate actions, including the release of excessive contingency reserves in MBIA Insurance Corporation described below under “Contingency Reserves” and entry into the asset swap between MBIA Inc. and National described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Liquidity and Capital Resources––Corporate Liquidity” in Part II, Item 7 of this Form 10-K, MBIA Inc. and its operating insurance subsidiaries have and may in the future agree to provide notice to the NYSDFS or other applicable regulators prior to entering into transactions or taking other corporate actions (such as paying dividends when applicable statutory tests are satisfied) that would not otherwise require regulatory approval.

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

Item 1. Business (continued)

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

Contingency Reserves

As financial guarantee insurers, our domestic insurance companies are required by the laws and regulations of New York and other states to maintain, as applicable, contingency reserves on their municipal bond, asset-backed securities (“ABS”) or other financial guarantee liabilities and reflect such reserves in their financial statements prepared in accordance with U.S. STAT. Under New York Insurance Law (the “NYIL”), a financial guarantee insurance company is required to contribute to contingency reserves 50% of premiums as they are earned on policies written prior to July 1, 1989 (net of reinsurance), and, with respect to policies written on and after July 1, 1989, such an insurer must make contributions over a period of 15 or 20 years (based on issue type), or until the contingency reserve for such insured issues equals the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.55% to 2.5%, depending upon the type of obligation guaranteed (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Other states maintain similar requirements. The contribution to, and maintenance of, the contingency reserve limits the amount of earned surplus that might otherwise be available for the payment of dividends. In each state, our domestic insurance companies may apply for release of portions of their contingency reserves in certain circumstances. For policies which have exceeded the percentages in aggregate by category as required by NYIL, due to refunding and scheduled amortization, contributions are discontinued. These policies are monitored quarterly and if a deficit were to occur contributions would resume.

Pursuant to a non-disapproval from the NYSDFS, and in accordance with NYIL and U.S. STAT, MBIA Insurance Corporation released to surplus $32 million of excess contingency reserves during 2022. In accordance with this contingency reserve release, MBIA Insurance Corporation maintains a fixed $5 million contingency reserve.

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

During 2023 and 2022, National and MBIA Insurance Corporation reported single risk limit overages to the NYSDFS due to changes in their statutory capital. National and MBIA Insurance Corporation were in compliance with their aggregate risk limits as of December 31, 2023 and 2022.

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

Insight North America, LLC ("Insight Investment") manages the investment portfolios of the Company and its subsidiaries in accordance with the guidelines adopted for each such portfolio. The agreements with Insight Investment provide generally that Insight Investment will have the right to manage the fixed-income investment portfolios of the Company and its subsidiaries and guarantee certain minimum revenues thereunder. The agreements can be terminated with six-month notice by either party or as otherwise agreed to by the parties.

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

RATING AGENCIES

The Company does not maintain a contractual relationship with Moody’s Investor Services (“Moody’s”), Standard & Poor's Financial Services LLC, or Kroll Bond Rating Agency, other than a required contract that MBIA Mexico maintains with Moody’s. Moody’s, at its discretion and in the absence of a contract with the Company, continues to maintain ratings on MBIA Inc. and its other subsidiaries.

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

Item 1. Business (continued)

EMPLOYEES AND HUMAN CAPITAL MANAGEMENT

As of December 31, 2023, MBIA had 61 employees at our single corporate headquarters located at 1 Manhattanville Road, Purchase, New York, none of whom are covered by collective bargaining agreements. In recent years, we have experienced only modest employee turnover and consider our employee relations to be satisfactory. MBIA’s human capital focus has been on identifying and retaining key personnel as the Company runs off its portfolios. MBIA has a succession plan in place and has identified internal candidates that could fill senior management and mid-level management positions as the need arises. The Company’s senior management team and senior employee relations professionals work together on employee-related issues and initiatives, and on an annual basis conduct a full review of personnel to enable managers to provide meaningful feedback and growth opportunities, and to award promotions within the Company where warranted. The Company continues to rely on compensation components (such as salary, cash bonus awards and long-term incentive plan awards) to support employee retention. The Company incorporates performance metrics as part of the annual bonus offering with increased bonus potential for exceptional results. We utilize third-party benchmark data to establish market-based compensation levels. We believe that our current compensation and incentive levels reflect high performance expectations as part of our merit pay philosophy. The targeted use of long-term incentive plan awards for key talent is an important element of MBIA’s long-term retention strategy.

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

Item 1. Business (continued)

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their present ages and positions with the Company as of February 28, 2024 are set forth below:

Name	Age	Position and Term of Office
William C. Fallon	64	Chief Executive Officer and Director (executive officer since July 2005)
Anthony McKiernan	54	Executive Vice President and Chief Financial Officer (executive officer since August 2011)
Daniel M. Avitabile	50	Assistant Vice President, and President and Chief Risk Officer of MBIA Corp. (executive officer since September 2017)
Adam T. Bergonzi	60	Assistant Vice President and Chief Risk Officer of National (executive officer since September 2017)
Christopher H. Young	51	Assistant Vice President, and Chief Financial Officer of National (executive officer since September 2017)
Joseph R. Schachinger	55	Controller (executive officer since May 2017)

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

As of December 31, 2023, National had $896 million of debt service outstanding related to Puerto Rico. During 2023, PREPA defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $137 million. On January 1, 2024 PREPA also defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $16 million. On August 25, 2023, National and the Oversight Board entered into a First Amendment to the Plan Support Agreement, resolving National's claims in the PREPA Title III case (the "PREPA PSA"). On November 17, 2023, the Court approved the Disclosure Statement for the Third Amended Plan of Adjustment for PREPA and on December 29, 2023, the Oversight Board filed the Corrected Fourth Amended Title III Plan (the "Amended Plan"), including the PREPA PSA. The Amended PSA remains subject to a number of conditions, including (but not limited to) the Title III Court’s confirmation and effectiveness of the Amended Plan, as it may be further amended with the Court’s approval. Confirmation is currently scheduled to begin March 4, 2024. There is no assurance that the Amended Plan or a plan that is substantially similar in the treatment of National's claims and rights will ultimately be confirmed and become effective.

On January 29, 2024, the First Circuit Court of Appeals heard argument on the appeal of Judge Swain's ruling on the scope of the bondholder liens and the allowed amount of the under-secured portion of the bondholders' unsecured claim. While a ruling by the First Circuit that overturns portions of Judge Swain's order would not have an impact on National's settlement with the Oversight Board, a reversal on certain substantive grounds related to the scope of the liens may have an adverse impact on the timing or implementation of the Plan.

Item 1A. Risk Factors (continued)

Refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Results of Operations––U.S. Public Finance Insurance Puerto Rico Exposures” section in Part II, Item 7 of this Form 10-K for additional information on our Puerto Rico exposures.

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

As a financial guarantee company, our insured exposures and our results of operations can be materially affected by general political and economic conditions, both in the U.S. and around the world. General global unrest, including fraud, terrorism, catastrophic events, natural disasters, pandemics such as the novel coronavirus COVID-19, or similar events could disrupt the economy in the U.S. and other countries where we have insured exposure or operate our businesses. In certain jurisdictions outside the U.S., we face higher risks of governmental intervention through nationalization or expropriation of assets, changes in regulation, an inability to enforce our rights in court or otherwise and corruption, which may cause us to incur losses on the exposures we insure or reputational harm.

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

In connection with transactions in our shares from time to time, we may in the future experience an “ownership change” within the meaning of Section 382 of the Internal Revenue Code. In general terms, an ownership change may result from transactions increasing the aggregate ownership of certain stockholders in our stock by more than 50 percentage points over a testing period (generally three years). If an ownership change were to occur, our ability to use certain tax attributes, including certain losses, credits, deductions or tax basis, may be limited. On May 2, 2018, MBIA Inc.’s shareholders ratified an amendment to the Company’s By-Laws, which had been adopted earlier by MBIA Inc.’s Board of Directors. The amendment places restrictions on certain acquisitions of Company stock that otherwise may have increased the likelihood of an ownership change within the meaning of Section 382. The amendment generally prohibits a person from becoming a “Section 382 five-percent shareholder” by acquiring, directly or by attribution, 5% or more of the outstanding shares of the Company’s common stock and will generally restrict existing “Section 382 five-percent shareholders” from increasing their ownership interest under Section 382 by more than one percentage point over their percentage stock ownership immediately prior to the effective date of the amendment or, if lower, their percentage thereafter. Nevertheless, there can be no assurance that MBIA Inc. will not undergo an ownership change at a time when these limitations could have a materially adverse effect on the Company's financial condition.

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

Consequently, our inability to maintain access to capital on favorable terms could have an adverse impact on our ability to pay losses and debt obligations, to pay dividends on our capital stock, to pay principal and interest on our indebtedness, to pay our operating expenses and to make capital investments in our subsidiaries. In addition, future capital raises for equity or equity-linked securities could result in dilution to the Company's shareholders. Also, some securities that the Company could issue, such as preferred stock or securities issued by the Company's operating subsidiaries may have rights, preferences and privileges that are senior to those of its common shares.

MBIA Inc. has substantial indebtedness, and may incur additional indebtedness, which could adversely affect our financial condition, and/or our ability to obtain financing in the future, react to changes in our business and/or satisfy our obligations.

As of December 31, 2023, MBIA Inc. had $497 million of medium-term note liabilities, $278 million of Senior Notes liabilities and $221 million of investment agreement liabilities. Our substantial indebtedness and other liabilities could have material consequences because:

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

Currently, a significant portion of the cash and securities of MBIA Inc. are pledged against investment agreement liabilities, and intercompany financing arrangements, which limit its ability to raise liquidity through asset sales. If the market value or rating eligibility of the assets which are pledged against MBIA Inc.’s obligations were to decline, we would be required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. In such an event, we may sell assets, potentially with substantial losses, finance unencumbered assets through intercompany facilities, or use free cash or other assets, although there can be no assurance that these strategies will be available or adequate to meet liquidity requirements.

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

Further, a number of our debt issuances and financial investments are indexed to an interbank offered rate, including the London Interbank Offered Rate (“LIBOR”), and the assets or liabilities related to insured credit transactions may be indexed to LIBOR, as the applicable reference rate. In July 2017, The U.K. Financial Conduct Authority announced that after 2021, it will no longer persuade or require banks to submit rates for LIBOR. Subsequently, on November 30, 2020, ICE Benchmark Administration, the administrator for LIBOR, announced plans to cease publication (i) immediately after December 31, 2021 of one week and two month USD LIBOR settings and (ii) immediately following the LIBOR publication on June 30, 2023 of the remaining USD LIBOR settings i.e., overnight and one, three, six and twelve month settings. On March 15, 2022, President Biden signed legislation into law that includes the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) to establish a clear and uniform process for replacing LIBOR in existing contracts and preclude litigation, among other things. As a general matter, the LIBOR Act provides that on the first London banking day after June 30, 2023, a benchmark replacement recommended by the Board of Governors of the Federal Reserve System (the “Board”) will automatically replace the USD LIBOR benchmark in existing contracts that (after disregarding certain types of fallback provisions invalidated by the LIBOR Act) contain no LIBOR fallback provisions or contain LIBOR fallback provisions that identify neither a benchmark replacement nor a person with authority to determine a benchmark replacement. The Board-recommended benchmark replacement will be based on the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York, including any recommended spread adjustment and benchmark replacement conforming changes. The Federal Reserve Board adopted a final rule in December 2022 that implements the LIBOR Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. Pursuant to the LIBOR Act and the regulations, the Board has identified (i) the one-, three, six-, or 12-month CME Term SOFR plus (ii) the applicable tenor spread adjustment specified in the LIBOR Act, as the board selected benchmark replacement for references to the corresponding one-, three-, six-, and 12-month LIBOR in contracts governing a cash transaction that is not a consumer loan, an FHFA-regulated-entity contract or a FFELP ABS, as referenced in the LIBOR Regulations.

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

MBIA Corp. insures certain structured finance transactions that remain volatile and could result in additional losses, which could be substantial. MBIA Corp. has also recorded significant loss reserves on its residential mortgage-backed securities (“RMBS”) and collateralized debt obligation (“CDO”) exposures, and there can be no assurance that these reserves will be sufficient, in particular if the economy deteriorates. These transactions are also subject to servicer risk, which relates to problems with the transaction’s servicer that could adversely affect performance of the underlying assets. As of December 31, 2023, MBIA Corp. recorded expected RMBS recoveries of $57 million, including recoveries related to consolidated VIEs, on our RMBS transactions, in reimbursement of our past and future expected claims. Of this amount, $24 million is included in “Insurance loss recoverable” and $33 million is included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. RMBS recoveries relate to structural features within the trust structures that allow for the Company to be reimbursed for prior claims paid. These reimbursements for specific trusts include recoveries that are generated from the excess spread of the transactions. Excess spread within insured RMBS securitizations is the difference between interest inflows on mortgage loan collateral and interest outflows on the insured RMBS notes. There can be no assurance that this recovery will be received in its entirety or in the expected timeframe.

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

Despite our implementation and maintenance of a cybersecurity program which includes a variety of security measures, our information technology systems, networks and data could be subject to cyber-attacks or physical break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive information. For additional information relating to cybersecurity, refer to the “Item 1C. Cybersecurity” section in Part I, Item 1C of this Form 10-K.

Interruption in information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions or inactions by us or others, could delay or disrupt

Item 1A. Risk Factors (continued)

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

Item 1C. Cybersecurity

The cybersecurity program of the Company establishes the framework for safeguarding critical information assets through an evolving, multi-tiered security approach. This program encompasses the Company’s policies and controls designed to mitigate risks from malicious and unauthorized use, as well as cybersecurity threats or attacks targeting the Company’s Information Assets ("IA"). These IA primarily include business and technology applications, networks, computing platforms, and the data stored therein. The following is a discussion of our cybersecurity risk management and strategy and our cybersecurity governance.

Risk Management and Strategy

Cybersecurity is a part of the Company’s overall risk management strategy. The Audit Committee oversees risks associated with cybersecurity. Refer to the following "Governance" section for additional information on the Audit Committee's oversight of cybersecurity.

The Company has developed a security architecture designed to minimize and defend against threats, with an emphasis on the capability to effectively assess and identify cyber risks to its IA. This includes regulating access to IA and protection against unauthorized access, malicious software, and hacking attempts. The Company maintains reasonable defenses to protect against known threats by systematic scanning for security vulnerabilities and utilizes more advanced technologies to protect against new threat vectors for which there is not yet a vendor-provided security solution. The Company uses tools such as firewalls, anti-malware software, multi-factor authentication, e-mail and internet security gateways, virtual private networks, and an active vulnerability management program to safeguard IA against cyberattacks. The Company also engages third-party outsourced security services to continuously monitor and provide timely remediation of security events across all information technology ("IT") assets. This serves as a virtual extension of the internal security team. In addition, the Company engages third-party security firms to perform periodic penetration testing to validate the security of its IT infrastructure and applications. Periodic incident response exercises are also conducted as part of the Company's overall cybersecurity program. Our processes also address threats to its IA associated with our use of third-party security providers. Third-party risks are included within our risk management strategy discussed above. Cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third-parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threats identified through such diligence. Additionally, we may require certain third-parties to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.

The Company manages software using a risk-based approach that assesses software version requirements, technology obsolescence, business value and cost. Web based applications have external penetration testing performed to determine vulnerabilities and/or open exploits before deployment to production. The Company also utilizes data leakage prevention controls to further protect IA. The Company's hardware, including computers, smartphones, and tablets, has security software installed to extend cybersecurity and general technology management controls. In addition, the Company's IT department arranges periodic training for Company employees related to best practices to prevent, identify, and report cybersecurity

Item 1C. Cybersecurity (continued)

incidents. All Company employees are required to participate in scheduled training and are obligated to certify the completion of each training session. Additionally, all third parties retained by the Company, including vendors, that are granted access to the Company’s IA are required to certify compliance with all relevant Company policies relating to such access and re-certify compliance as deemed necessary. This certification includes the completion of questionnaires that are reviewed by the Chief Information Security Officer ("CISO") and Chief Information Officer ("CIO").

Despite the Company's implementation and maintenance of the cybersecurity program and its components as identified above and elsewhere herein that includes a variety of best practice security measures, our information technology systems, networks, and data are subject to cyber-attacks or physical break-ins, unauthorized tampering or other security breaches. Notwithstanding these protections, attacks may result in a failure to maintain the security, confidentiality or privacy of sensitive information. To date, the Company has not had any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, its business strategy, results of operations, or its financial condition. There can be no assurance that a future cybersecurity incident would not result in a loss and/or have a material adverse effect on our reputation, business, results of operations, or financial condition.

Governance

The Company created an Enterprise Security Council (“ESC”) that is comprised of senior IT management (including the CISO and CIO), Internal Audit and Compliance leaders which meet regularly to evaluate potential security risks to the Company and its IA.

The CISO is responsible for performing a thorough examination of any identified or suspected cybersecurity incidents or violations. The CISO will collaborate with the Company's General Counsel and other relevant personnel during this formal review. Documentation detailing the event and an action plan, if required, will be generated by the CISO. Additionally, communication will be promptly established with the Cyber Incident Response Team ("CIRT"), and if deemed necessary, the Audit Committee.

The Audit Committee receives quarterly or more frequent as appropriate, briefings from the Company’s senior management and CISO. The briefings concern, among other topics, the cyber threat landscape and associated risks to the Company, updates to the Company’s cybersecurity program and associated policies, its ongoing strategy to prevent, identify and react to security incidents, internal and external vulnerability assessments, penetration testing results, and Internal Audit’s periodic reviews of MBIA’s security controls, policies, and procedures. The CIRT is comprised of senior leaders from across the company, which include Legal, Compliance, Investor/Media Relations, and Information Technology.

Item 2. Properties

The Company leases office space located in Purchase, New York, in which the Company, National, MBIA Corp., and MBIA Services Corporation have their headquarters. The Company also leases office space in Mexico City, Mexico. The Company generally believes that these facilities are adequate and suitable for its current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MBI.” As of February 21, 2024, there were 202 shareholders of record of the Company’s common stock. On December 7, 2023, the Company's Board of Directors declared an extraordinary cash dividend on MBIA’s common stock of $8.00 per share. The dividend was paid on December 22, 2023 to shareholders of record as of the close of business on December 18, 2023. The Company did not pay cash dividends on its common stock during 2022. For information on the ability for certain subsidiaries of the Company to transfer funds to the Company in the form of cash dividends or otherwise, refer to “Item 1. Business—Insurance Regulation” in this annual report.

On May 3, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company and/or National to purchase up to $100 million of the Company’s shares in open market transactions, in privately negotiated transactions or by any other legal means. During 2023, National or the Company purchased or repurchased 3.6 million shares at an average price per share of $8.12. As of December 31, 2023, the remaining authorization under this share repurchase program was $71 million. During 2022, the Company or National did not purchase or repurchase any shares.

The table below presents repurchases made by the Company or National in each month during the fourth quarter of 2023. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III for a further discussion of securities authorized for issuance under long-term incentive plans.

			Total Number	Maximum
	Total	Average	of Shares	Amount That May
	Number	Price	Purchased as	Be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plan
Month	Purchased (1)	Share	Announced Plan	(in millions) (2)
October	168	6.52	—	$71
November	164	7.25	—	71
December	353,578	6.90	—	71

(1) Represents 168 shares in October, 164 shares in November and 330,055 shares in December repurchased in open market transactions as investments in the Company's non-qualified deferred compensation plan. In December, 23,523 shares were withheld from participants for income tax purposes whose shares of restricted stock vested during the period. Such restricted stock was originally issued to participants under the Company's long term incentive plan.

(2) On May 3, 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company and/or National to purchase up to $100 million of the Company's shares in open market transactions, in privately negotiated, or by any other legal means.

As of December 31, 2023, 283,186,115 shares of Common Stock of the Company, par value $1 per share, were issued and 50,862,931 shares were outstanding.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

Stock Performance Graph The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Index (“S&P 500 Index”) and the S&P 500 Financials Sector Index (“S&P Financials Index”) for the last five fiscal years. The graph assumes a $100 investment at the closing price on December 31, 2023 and reinvestment of dividends in the security/index on the respective dividend payment dates without commissions. This graph does not forecast future performance of our common stock.

	2018	2019	2020	2021	2022	2023
MBIA Inc. Common Stock	100.00	104.26	73.76	177.01	144.05	150.89
S&P 500 Index	100.00	131.47	155.65	200.29	163.97	207.03
S&P Financials Index	100.00	132.09	129.77	175.01	156.52	175.45

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

This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022 results. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 results not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

National’s primary objectives are to maximize the performance of its existing insured portfolio through effective surveillance and remediation activity and effectively manage its investment portfolio. Our corporate segment consists of general corporate activities, including providing support services to MBIA’s operating subsidiaries and asset and capital management. MBIA Corp.’s primary objectives are to satisfy all claims by its policyholders and to maximize future recoveries, if any, for its surplus note holders, and then its preferred stock holders. MBIA Corp. is executing this strategy by, among other things, taking steps to maximize the collection of recoveries and reducing and mitigating potential losses on its insurance exposures. We do not expect National or MBIA Corp. to write new financial guarantee policies outside of remediation related activities. The Company announced in May of 2023 that it had suspended its process of exploring strategic alternatives in light of prevailing market conditions and feedback arising from that process. However, the Company continued to pursue additional measures, such as payments of extraordinary cash dividends on MBIA’s common stock, to enhance shareholder value. Refer to the Business Development section below for a discussion on the extraordinary dividend paid in 2023.

Economic Environment

U.S. economic activity indicators point to modest growth in spending and production, with robust job gains and a low unemployment rate. Inflation remains elevated. With the Federal Open Market Committee (“FOMC”) seeking to achieve maximum employment and 2% inflation, the FOMC has maintained its target range for the federal funds rate at 5.25% to 5.50%. Economic and financial market trends could impact the Company’s financial results. Economic improvement at the state and local level strengthens the credit quality of the issuers of our insured municipal bonds, improves the performance of our insured U.S. public finance portfolio and could reduce the amount of National’s potential incurred losses. Higher interest rates could adversely affect the values of our Company’s investment portfolio, but increase investment portfolio yield and income, and decrease the present value of loss reserves.

2023 Business Developments

The following is a summary of 2023 business developments:

Puerto Rico

•
During 2023, the Puerto Rico Electric Power Authority (“PREPA”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $137 million. As of December 31, 2023, National had $808 million of debt service outstanding related to PREPA. On January 1, 2024, PREPA defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $16 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW (continued)

•
On January 31, 2023, National entered into a restructuring support agreement ("PREPA RSA”) with the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), on behalf of itself and as the sole Title III representative of PREPA. An amended plan of adjustment for PREPA and related disclosure statement was filed on February 9, 2023. On August 25, 2023, National entered into the First Amendment to the PREPA Plan Support Agreement (the “Amended PSA”) with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. By order dated November 17, 2023, the Court approved the Disclosure Statement for the Third Amended Plan incorporating, among other things, the terms of the Amended PSA. On December 29, 2023, the Oversight Board filed the Corrected Fourth Amended Title III Plan (the "Amended Plan"). The Amended PSA provides that, upon effective date of the Amended Plan, National shall receive cash, together with certain fees and expense reimbursement payments, in an amount based in part on the ultimate participation, if any, of certain currently non-accepting holders of uninsured PREPA bonds. The Amended PSA also provides National with additional consideration in the form of two types of contingent values instruments, whose value cannot be assured. The Amended PSA remains subject to a number of conditions, including (but not limited to) the Title III Court’s confirmation and effectiveness of the Amended Plan, as it may be further amended with the Court’s approval. Confirmation is currently scheduled to begin March 4, 2024. There is no assurance the Amended Plan will ultimately be confirmed and become effective. In the event of a substantially different confirmed plan of adjustment from the Amended PSA, National’s PREPA loss reserves and recoveries could be materially adversely affected.

Refer to the following “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

Dividends

In November of 2023, National declared and paid an as-of-right dividend of $97 million to its ultimate parent, MBIA Inc. In addition, on December 7, 2023, National paid a $550 million special dividend that was approved by the New York State Department of Financial Services (“NYSDFS”) to its ultimate parent, MBIA Inc. Also on December 7, 2023, the Company's Board of Directors declared an extraordinary cash dividend on MBIA’s common stock of $8.00 per share. The dividend was paid on December 22, 2023 to shareholders of record as of the close of business on December 18, 2023. Due to the absence of retained earnings for MBIA Inc., the Company accounted for the dividend as a return of capital that was paid from additional paid-in capital on the Company's consolidated balance sheet. In addition, due to the absence of positive current and accumulated earnings and profits of MBIA Inc. as of December 31, 2023, we expect that the dividend will be treated by investors as a tax-free return of investment up to an investor’s adjusted cost basis in its shares. A portion of the dividends from National are being retained by MBIA Inc. and are intended to be used for general corporate purposes including, but not limited to, future operating expenses and debt service obligations.

Zohar CDOs

Pursuant to a plan of liquidation that became effective in August of 2022, MBIA Corp.'s interest in the remaining collateral of the Zohar collateralized debt obligation (“CDO”) 2003-1, Limited (“Zohar I”) and Zohar II 2005-1, Limited (“Zohar II”) (collectively, the "Zohar CDOs") was distributed to MBIA Corp. either directly or in the form of interests in certain asset recovery entities. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a further discussion of the Zohar CDOs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
In millions except for per share, percentage and share amounts	2023	2022	2021
Total revenues	$7	$154	$189
Total expenses	491	302	634
Income (loss) from continuing operations before income taxes	(484)	(148)	(445)
Provision (benefit) for income taxes	-	1	-
Net income (loss) from continuing operations	(484)	(149)	(445)
Income (loss) from discontinued operations, net of income taxes	(3)	(54)	-
Net income (loss)	(487)	(203)	(445)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	4	(8)	-
Net income (loss) attributable to MBIA Inc.	$(491)	$(195)	(445)
Net income (loss) per basic and diluted common share attributable to MBIA Inc.	$(10.18)	$(3.92)	$(8.99)
Adjusted net income (loss) (1)	$(169)	$(145)	$(261)
Adjusted net income (loss) per diluted share (1)	$(3.49)	$(2.90)	$(5.27)
Weighted average basic and diluted common shares outstanding	48,207,574	49,803,739	49,472,281
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

2023 vs. 2022 GAAP Results

Income (loss) from Continuing Operations Before Income Taxes

The decrease in consolidated total revenues was principally due to unfavorable changes in fair value gains on interest rate swaps, revenues from variable interest entities (“VIEs”), net realized investment losses and foreign exchange rates. These unfavorable changes were partially offset by a decrease in losses from fair valuing investments and an increase in net investment income. Fair value gains on our interest rate swaps for 2023 were $14 million compared with gains of $89 million for 2022. The decrease was primarily due to the impact of a larger increase in interest rates in 2022. Consolidated VIE revenue for 2023 was a loss of $70 million compared with a gain of $5 million for 2022. Consolidated VIE revenue for 2023 was primarily driven by the reclassification of credit risk losses from accumulated other comprehensive income ("AOCI") to net income (loss) in 2023. Consolidated VIE revenues for 2022 included a gain from a litigation settlement by a litigation trust that we consolidate as a VIE, partially offset by the reclassification of net credit risk losses from AOCI to net income (loss). These reclassifications were due to early redemptions of VIE liabilities carried at fair value and the deconsolidation of VIEs. Net realized investment losses from sales of investments for 2023 were $76 million compared with $41 million for 2022. Foreign exchange losses for 2023 on euro-denominated liabilities was $6 million compared with gains of $16 million for 2022. This unfavorable change in foreign exchange was due to weakening and strengthening of the U.S. dollar against the euro in 2023 and 2022, respectively. 2023 included $6 million of gains from fair valuing investments compared with $51 million of losses from fair valuing investments for 2022. The losses from fair valuing investments for 2022 were primarily driven by increases in interest rates, widening of credit spreads and mark-to-market changes on Puerto Rico contingent value instruments (“CVI”). Net investment income increased $21 million for 2023 compared with 2022 primarily due to the higher interest rate environment in 2023.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Consolidated total expenses for 2023 and 2022 included net insurance losses and loss adjustment expense ("LAE") of $177 million and $38 million, respectively. The increase in losses and LAE was primarily due to incurred losses and LAE in 2023 compared with an incurred loss and LAE benefit in 2022 on our insured first-lien residential mortgage-backed securities ("RMBS") exposure. These changes were primarily related to the impact of changes in risk-free interest rates on the present value of loss reserves. In addition, there was a net increase in net losses and LAE on Puerto Rico related credits in 2023 compared with 2022. Refer to the following “Loss and Loss Adjustment Expenses” sections of the U.S. Public Finance Insurance and International and Structured Finance Insurance segments for additional information on our losses and LAE. Interest expense and non-VIE operating expense increased $31 million and $19 million, respectively, for 2023 compared with 2022. The increase in interest expense was primarily due to an increase in the interest rate on MBIA Corp.'s surplus notes. Refer to the following “Interest Expense” section of the International and Structured Finance Insurance segment for additional information MBIA Corp.'s surplus note interest. The increase in operating expense was primarily due to an increase in compensation expense primarily related to the Company’s non-qualified deferred compensation plan.

Provision for Income Taxes

For 2023 and 2022, our effective tax rate applied to our loss before income taxes was below the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset, which included our net operating loss (“NOL”).

As of December 31, 2023 and 2022, the Company’s valuation allowance against its net deferred tax asset was $1.2 billion. Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National. Accordingly, the Company will continue to re-evaluate its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future. Refer to “Note 11: Income Taxes” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.

Income (loss) from discontinued operations, net of income taxes

The Company classifies certain portfolio companies that the Company acquired from the Zohar CDOs bankruptcy distribution as discontinued operations. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a further discussion of our discontinued operations.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
In millions except share and per share amounts	2023	2022	2021
Net income (loss)	$(491)	$(195)	$(445)
Less: adjusted net income (loss) adjustments:
Income (loss) from discontinued operations, net of noncontrolling interest	(7)	(46)	-
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(249)	(20)	(283)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments (1)	19	58	39
Foreign exchange gains (losses) (1)	(6)	15	25
Net realized investment gains (losses)	(72)	(40)	5
Net gains (losses) on extinguishment of debt	1	5	30
Net investment losses related to impairments of securities (2)	(8)	(21)	-
Adjusted net income adjustment to the (provision) benefit for income tax	-	(1)	-
Adjusted net income (loss)	$(169)	$(145)	$(261)
Adjusted net income (loss) per diluted common share (3)	$(3.49)	$(2.90)	$(5.27)
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

The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

	As of December 31,	As of December 31,
In millions except share and per share amounts	2023	2022
Total shareholders' equity of MBIA Inc.	$(1,657)	$(882)
Common shares outstanding	50,862,931	54,852,671
GAAP book value per share	$(32.56)	$(16.07)
Management's adjustments described above:
Remove negative book value per share of MBIA Corp.	(44.91)	(37.76)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	(2.40)	(3.96)
Include net unearned premium revenue in excess of expected losses	2.91	3.08

U.S. Public Finance Insurance Segment

Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of December 31, 2023, National had total insured gross par outstanding of $28.4 billion.

National continues to monitor and remediate its existing insured portfolio and has pursued and may continue to pursue other transactions that could enhance shareholder value, including receiving NYSDFS approval of a $550 million special dividend that was paid to its ultimate parent, MBIA Inc., in 2023. Regarding its insured portfolio, some state and local governments and territory obligors that National insures are experiencing financial and budgetary stress which could lead to an increase in defaults by such entities on the payment of their obligations and, while such stress has not yet occurred materially, losses or impairments on a greater number of the Company’s insured transactions. In particular, PREPA had been experiencing significant fiscal stress and constrained liquidity. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our PREPA exposures. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of stress affecting our insured credits remains uncertain.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,			Percent Change
In millions	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net premiums earned	$30	$47	$49	-36%	-4%
Net investment income	93	81	58	15%	40%
Net realized investment gains (losses)	(39)	(30)	2	30%	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	8	(47)	(2)	-117%	n/m
Fees and reimbursements	2	3	3	-33%	-%
Other net realized gains (losses)	(8)	(19)	-	-58%	n/m
Total revenues	86	35	110	146%	-68%
Losses and loss adjustment	170	143	227	19%	-37%
Amortization of deferred acquisition costs	7	11	11	-36%	-%
Operating	40	41	51	-2%	-20%
Total expenses	217	195	289	11%	-33%
Income (loss) from continuing operations before income taxes	$(131)	$(160)	$(179)	-18%	-11%
_______________
n/m - Percent change not meaningful.

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. Refunding activity can vary significantly from period to period based on issuer refinancing behavior. For 2023 and 2022, scheduled premiums earned were $28 million and $32 million, respectively, and refunded premiums earned were $2 million and $15 million, respectively.

NET INVESTMENT INCOME The increase in net investment income for 2023 compared with 2022 was primarily due to higher yields on investments as a result of investing in a rising interest rate environment.

NET REALIZED INVESTMENT GAINS (LOSSES) The net realized investment losses for 2023 and 2022 related to sales of securities from the ongoing management of our U.S. public finance investment portfolio, including to generate liquidity to pay dividends and claims.

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

OTHER NET REALIZED GAINS (LOSSES) For 2023 and 2022, other net realized losses were primarily related to impairments of certain investments that were in an unrealized loss position and which we intended to sell before their values recovered to their amortized cost basis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

LOSSES AND LOSS ADJUSTMENT EXPENSES Our U.S. public finance insured portfolio management group is responsible for monitoring our U.S. public finance segment’s insured obligations. The level and frequency of monitoring of any insured obligation depends on the type, size, rating and our assessed performance of the insured issue. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information related to the Company’s loss reserves.

For 2023, losses and LAE incurred related to updating PREPA scenarios to reflect the Amended PSA and extending the effective date of a settlement into 2024.

For 2022, losses and LAE incurred primarily related to changes in our estimated recoveries on National’s PREPA exposure, partially offset by benefits related to Puerto Rico HTA and GO recoveries. National’s expected recoveries on PREPA reflected assumptions based on the PREPA PSA agreed to in January of 2023. In addition, an increase in risk-free rates during 2022 contributed to the decrease in our estimated present value of expected PREPA recoveries. This was partially offset by loss incurred benefits on our HTA and GO recoveries to reflect the fair values of the consideration received as of the acquisition dates, which were higher than our previous estimates.

The following table presents information about our U.S. public finance insurance loss recoverable asset and loss and LAE reserves liabilities as of December 31, 2023 and 2022:

	December 31,	December 31,	Percent
In millions	2023	2022	Change
Assets:
Insurance loss recoverable	$152	$107	42%
Reinsurance recoverable on paid and unpaid losses (1)	11	6	83%
Liabilities:
Loss and LAE reserves	230	154	49%
Insurance loss recoverable - ceded (2)	1	1	-%
Net reserve (salvage)	$68	$42	62%
_______________
(1) - Reported within "Other assets" on our consolidated balance sheets.
(2) - Reported within "Other liabilities" on our consolidated balance sheets.

The insurance loss recoverable as of December 31, 2023 increased compared with December 31, 2022, primarily due to anticipated recoveries on the 2023 PREPA debt service payments, as well as a change in scenarios to reflect the PREPA Amended PSA. The loss and LAE reserve as of December 31, 2023 increased compared with December 31, 2022, primarily related to updating PREPA scenarios to reflect the Amended PSA and extending the effective date of a settlement into 2024.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the years ended December 31, 2023, 2022 and 2021 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Gross expenses	$40	$41	$51	-2%	-20%
Amortization of deferred acquisition costs	$7	$11	$11	-36%	-%
Operating	40	41	51	-2%	-20%
Total insurance operating expenses	$47	$52	$62	-10%	-16%

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

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of December 31, 2023 and 2022. Capital appreciation bonds are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	December 31, 2023		December 31, 2022
Rating	Amount	%	Amount	%
AAA	$1,283	4.5%	$1,433	4.5%
AA	11,919	42.0%	13,448	42.5%
A	10,539	37.1%	9,672	30.5%
BBB	2,394	8.5%	5,055	16.0%
Below investment grade	2,242	7.9%	2,044	6.5%
Total	$28,377	100.0%	$31,652	100.0%

U.S. Public Finance Insurance Puerto Rico Exposures

On May 3, 2017, the Oversight Board certified and filed a petition under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act for Puerto Rico with the District Court of Puerto Rico thereby commencing a bankruptcy-like case for GO. Under separate petitions, the Oversight Board subsequently commenced Title III proceedings for the Puerto Rico Sales Tax Financing Corporation (“COFINA”), HTA, PREPA and the Public Buildings Authority (“PBA”) on May 5, 2017, May 21, 2017, July 2, 2017 and September 27, 2019, respectively. On February 4, 2019, the District of Puerto Rico entered the order confirming the Third Amended Title III Plan of Adjustment for COFINA. The Title III cases for GO and PBA were confirmed on January 18, 2022, and became effective on March 15, 2022. The confirmation hearing for the HTA Title III case was completed on August 17, 2022, and the confirmation order was entered on October 12, 2022, which became effective on December 6, 2022.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $3.0 billion relating to GO bonds, PBA bonds, PREPA bonds and HTA bonds through December 31, 2023, inclusive of the commutation payment and the additional payment in the amount of $66 million in 2019 related to COFINA and the GO and HTA acceleration and commutation payments of $277 million and $556 million, respectively, in 2022.

Status of Puerto Rico’s Fiscal Plans

The Oversight Board certified fiscal plans for PREPA, University of Puerto Rico (the “University”) and HTA on June 28, 2022, May 27, 2022 and October 14, 2022, respectively. The Oversight Board also certified the fiscal year 2023 budgets for Commonwealth, PREPA, the University and HTA on June 30, 2022. On June 23, 2023, the Oversight Board filed a fiscal plan for PREPA for FY2023, which provided for approximately $2.4 billion of distributions to PREPA bondholders. The University is not a debtor in Title III and continues to be current on its debt service payment. However, the University is subject to a standstill agreement with its senior bondholders, which has been extended to May 31, 2024. National is not a party to the standstill agreement. As of December 31, 2023, National had $73 million of debt service outstanding related to the University.

PREPA

National’s largest remaining exposure to Puerto Rico, by gross par outstanding, is to PREPA.

On January 31, 2023, National entered into the PREPA RSA with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. On February 9, 2023, the Oversight Board filed an amendment to the Plan of Adjustment originally filed with the Title III court on December 16, 2022, that reflects the entry into the PREPA PSA and the settlement described therein. On June 26, 2023, the Court entered an order reducing Bondholder allowed net unsecured claims to $2.4 billion from approximately $7.6 billion. On August 25, 2023, National entered into the Amended PSA with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. By order dated November 17, 2023, the Court approved the Disclosure Statement for the Third Amended Title III Plan (as such plan may be further amended) incorporating, among other things, the terms of the Amended PSA. On December 29, 2023, the Oversight Board filed the Amended Plan. The Amended PSA provides that, upon the effective date of the Amended Plan, National shall receive cash, together with certain fees and expense reimbursement payments, in an amount based in part on the ultimate participation, if any, of certain currently non-accepting holders of uninsured PREPA bonds. The Amended PSA also provides National with additional consideration in the form of two types of contingent values instruments, whose value cannot be assured. The Amended PSA remains subject to a number of conditions, including (but not limited to) the Title III Court’s confirmation and effectiveness of the Amended Plan, as it may be further amended with the Court’s approval. Confirmation is currently scheduled to begin March 4, 2024.

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

The following table presents our scheduled gross debt service due on our PREPA insured exposures as of December 31, 2023, for each of the subsequent five years ending December 31, and thereafter:

In millions	2024	2025	2026	2027	2028	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$137	$105	$57	$20	$20	$469	$808

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

The following table summarizes the consolidated results of our corporate segment for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,			Percent Change
In millions	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net investment income	$25	$22	$29	14%	-24%
Net realized investment gains (losses)	(33)	(10)	3	n/m	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	8	99	56	-92%	77%
Net gains (losses) on extinguishment of debt	1	5	30	-80%	-83%
Fees	50	51	55	-2%	-7%
Other net realized gains (losses)	-	-	(7)	-%	-100%
Total revenues	51	167	166	-69%	1%
Operating	77	58	74	33%	-22%
Interest	76	76	75	-%	1%
Total expenses	153	134	149	14%	-10%
Income (loss) from continuing operations before income taxes	$(102)	$33	$17	n/m	94%
____________________
n/m - Percent change not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET REALIZED INVESTMENT GAINS (LOSSES) The increase in net realized investment losses for 2023 compared with 2022 primarily related to sales of securities to generate liquidity to terminate interest rate swaps.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Net gains (losses) on financial instruments at fair value and foreign exchange were primarily driven by changes in market values on interest rate swaps and changes in the revaluation of euro-denominated liabilities. 2023 included fair value net gains of $14 million on interest rate swaps compared with fair value net gains of $89 million on these swaps for 2022. This unfavorable change was primarily due to the impact of larger increases in interest rates in 2022 than in 2023 on swaps for which we receive floating rates. 2023 also included foreign currency losses of $6 million on euro-denominated liabilities compared with foreign currency gains of $16 million on these liabilities for 2022. This decline was due to the weakening of the U.S. dollar against the euro in 2023 compared with the strengthening of the U.S. dollar against the euro in 2022.

NET GAINS (LOSSES) ON EXTINGUISHMENT OF DEBT Net gains (losses) on extinguishment of debt for all periods include gains from purchases, at discounts, of MTNs issued by the Company.

OPERATING EXPENSE Operating expense increased for 2023 compared with 2022 primarily due to an increase in compensation expense primarily related to the Company’s non-qualified deferred compensation plan. Compensation expense related to the Company's non-qualified deferred compensation plan will fluctuation primarily based on plan activity and changes in the value of the plan liability.

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

MBIA Corp. insures sovereign-related and sub-sovereign bonds, privately issued bonds used for the financing of utilities, toll roads, bridges, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. Global structured finance and asset-backed obligations typically are securities repayable from cash flows generated by a specified pool of assets, such as residential and commercial mortgages, structured settlements, consumer loans, and corporate loans and bonds. MBIA Insurance Corporation insures the investment agreements written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would be required to make such payments under its insurance policies. MBIA Insurance Corporation also insures debt obligations of GFL and obligations under certain types of derivative contracts. MBIA Insurance Corporation provided 100% reinsurance to its subsidiary, MBIA Mexico S.A. de C.V. (“MBIA Mexico”). In August of 2023, MBIA Insurance Corporation’s reinsurance agreement with MBIA Mexico terminated after the termination of MBIA Mexico's last insurance policy. As of December 31, 2023, MBIA Corp.’s total insured gross par outstanding was $2.9 billion. In addition, MBIA Corp. consolidates insured transactions as VIEs if it determines it is the primary beneficiary, and deconsolidates such VIEs when it is no longer the primary beneficiary.

MBIA Corp. has contributed to the Company’s NOL carryforward, which is used in the calculation of our consolidated income taxes. If MBIA Corp. becomes profitable, it is not expected to make any tax payments under our tax sharing agreement. Based on MBIA Corp.’s current projected earnings and our expectation that it will not write new business outside of remediation activities, we believe it is unlikely that MBIA Corp. will generate significant income in the near future. As a result of MBIA Corp.’s capital structure and business prospects, we do not expect its financial performance to have a material economic impact on MBIA Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our international and structured finance insurance segment results for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,			Percent Change
In millions	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net premiums earned	$10	$11	$32	-9%	-66%
Net investment income	23	17	6	35%	n/m
Net realized investment gains (losses)	(4)	(1)	-	n/m	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(12)	(7)	(14)	71%	-50%
Fees and reimbursements	7	14	17	-50%	-18%
Other net realized gains (losses)	3	7	1	-57%	n/m
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(45)	(14)	(8)	n/m	75%
Other net realized gains (losses)	(25)	19	(15)	n/m	n/m
Total revenues	(43)	46	19	n/m	142%
Losses and loss adjustment	7	(105)	123	-107%	n/m
Amortization of deferred acquisition costs	8	12	13	-33%	-8%
Operating	22	22	24	-%	-8%
Interest	158	127	109	24%	17%
Expenses of consolidated VIEs:
Operating	11	8	6	38%	33%
Interest	1	3	26	-67%	-88%
Total expenses	207	67	301	n/m	-78%
Income (loss) from continuing operations before income taxes	$(250)	$(21)	$(282)	n/m	-93%
_______________
n/m - Percent change not meaningful.

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. The following table provides net premiums earned from our financial guarantee contracts for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,			Percent Change
In millions	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net premiums earned:
U.S.	$2	$2	$3	-%	-33%
Non-U.S.	8	9	29	-11%	-69%
Total net premiums earned	$10	$11	$32	-9%	-66%

_______________

n/m - Percent change not meaningful.

NET INVESTMENT INCOME The increase in net investment income for 2023 compared with 2022 was primarily due to the acceleration of accretion to par value upon the redemption of securities that were purchased at a discount.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The increase in net losses for 2023 compared with 2022 was primarily due to fair value losses on investments for which the fair value option was elected in 2023 compared with fair value gains in 2022. The net losses were partially offset by a decrease in foreign exchange losses on the revaluation of non-U.S. dollar insurance balances in 2023 compared with 2022.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

FEES AND REIMBURSEMENTS The decrease in fees and reimbursements for 2023 compared with 2022 was primarily due to a decrease in waiver and consent fees in 2023. Due to the transaction-specific nature inherent in fees and reimbursements, these revenues can vary significantly from period to period.

REVENUES OF CONSOLIDATED VIEs The net losses of consolidated VIE revenues for 2023 included the reclassification of $45 million of credit risk losses from AOCI to net income (loss). These reclassifications were due to early redemptions of VIE liabilities and the deconsolidation of VIEs. In addition, 2023 included an additional loss of $7 million from the deconsolidation of a VIE. The net gains of consolidated VIE revenues for 2022 was principally due to a gain from a litigation settlement by a litigation trust that we consolidate as a VIE, partially offset by the reclassification of net credit risk losses from AOCI to net income (loss). These reclassifications were due to early redemptions of VIE liabilities.

LOSSES AND LOSS ADJUSTMENT EXPENSES Our international and structured finance insured portfolio management group is responsible for monitoring international and structured finance insured obligations. The level and frequency of monitoring of any insured obligation depends on the type, size, rating and our assessed performance of the insured issue. Refer to "Note 6: Loss and Loss Adjustment Expense Reserves" in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a description of the Company’s loss reserving policy and additional information related to its loss reserves and recoverables.

For 2023, losses and LAE incurred primarily related to the termination of a first-lien RMBS insured transaction for which claim payments were higher than previous reserves.

For 2022, the losses and LAE benefit primarily related to an increase in risk-free rates used to discount net loss reserves, which resulted in a decline in the value of expected future payments, net of future recoveries, primarily on our first-lien RMBS portfolio. An increase in expected salvage collections from insured CDOs also contributed to the losses and LAE benefit.

As a result of the consolidation of VIEs, loss and LAE excludes losses and LAE benefits of $30 million and $9 million, for 2023 and 2022, respectively, as VIE losses and LAE activity is eliminated in consolidation.

Refer to "Note 6: Loss and Loss Adjustment Expense Reserves" in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information about our insurance loss recoverable and loss and LAE reserves. The following table presents information about our insurance loss recoverable and loss and LAE reserves as of December 31, 2023 and 2022.

	December 31,	December 31,	Percent
In millions	2023	2022	Change
Assets:
Insurance loss recoverable	$31	$30	3%
Reinsurance recoverable on paid and unpaid losses (1)	2	4	-50%
Liabilities:
Loss and LAE reserves	243	285	-15%
Net reserve (salvage)	$210	$251	-16%
_______________

(1) - Reported within "Other assets" on our consolidated balance sheets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The insurance loss recoverable primarily relates to reimbursement rights arising from the payment of claims on MBIA Corp.’s policies insuring certain RMBS transactions. Such payments also entitle MBIA Corp. to exercise certain rights and remedies to seek recovery of its reimbursement entitlements. The decrease in MBIA Corp.’s loss and LAE reserves from 2022 was primarily due to the termination of a first-lien RMBS insured transaction, partially offset by a year-to-date decline in risk-free rates, which caused case reserves to increase.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the years ended December 31, 2023, 2022 and 2021 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Gross expenses	$23	$22	$25	5%	-12%
Amortization of deferred acquisition costs	$8	$12	$13	-33%	-8%
Operating	22	22	24	-%	-8%
Total insurance operating expenses	$30	$34	$37	-12%	-8%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. We did not defer a material amount of policy acquisition costs during 2023 or 2022 as no new business was written. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

INTEREST EXPENSE Interest expense relates to MBIA Corp.’s surplus notes that are indexed to the 3-month secured overnight financing rate ("SOFR"). During 2023, the Company transitioned from the previously indexed 3-month London Interbank Offered Rate (“LIBOR”) rate to the 3-month SOFR plus 0.26161%. The increase in interest expense for 2023 compared with 2022 was due to an increase in the indexed interest rates. Refer to the following “Liquidity and Capital Resources” section for more information about MBIA Corp.’s surplus notes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

International and Structured Finance Insurance Portfolio Exposures

Credit Quality

The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of December 31, 2023 and 2022, 26% and 30%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio. Below investment grade insurance policies primarily include our first-lien RMBS and CDO exposures.

Selected Portfolio Exposures

MBIA Corp. insures RMBS backed by residential mortgage loans, including first-lien alternative A-paper and subprime mortgage loans directly through RMBS securitizations. As of December 31, 2023 and 2022, MBIA Corp. had $596 million and $802 million, respectively, of first-lien RMBS gross par outstanding. These amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs and includes international exposure of $39 million and $149 million, as of December 31, 2023 and 2022, respectively.

In addition, as of December 31, 2023 and 2022, MBIA Corp. insured $117 million and $201 million, respectively, of CDOs and related instruments.

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

Effective in the first quarter of 2022, MBIA Corp. was granted a permitted practice by the NYSDFS related to the purchase of certain MBIA Corp.-insured securities with gross case base loss reserves (“Remediation Securities”). The Remediation Securities are being acquired with the intent to terminate or commute the related insurance policies. MBIA Corp. may elect to sell the Remediation Securities to facilitate a termination or commutation.

U.S. Public Finance and International and Structured Finance Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. Currently, we do not intend to use reinsurance to decrease the insured exposure in our portfolio. Refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a further discussion about reinsurance agreements.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,			Percent Change
In millions	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(195)	$(418)	$511	-53%	n/m
Investing activities	767	623	(61)	23%	n/m
Financing activities	(542)	(285)	(457)	90%	-38%
Effect of exchange rate changes on cash and cash equivalents	-	(2)	-	-100%	n/m
Cash and cash equivalents - beginning of period	78	160	167	-51%	-4%
Cash and cash equivalents - end of period	$108	$78	$160	38%	-51%

_________________________________

n/m - Percent change not meaningful.

Operating activities

Net cash used by operating activities decreased for 2023 compared with 2022 primarily due to a decrease of $894 million of losses and LAE paid. The decrease in losses and LAE paid was primarily due to the acceleration and commutation payments in connection with the Puerto Rico GO and HTA transactions in 2022. This was partially offset by a decrease in proceeds from recoveries and reinsurance of $684 million, primarily from the sale of certain PREPA bankruptcy claims and recoveries received from the GO and HTA transactions in 2022.

Investing activities

Net cash provided by investing activities increased for 2023 compared with 2022 primarily due to higher net proceeds from the sales of investments in connection with generating liquidity to pay the extraordinary dividend and to pay claims.

Financing activities

Net cash used by financing activities increased for 2023 compared with 2022 primarily due to the extraordinary cash dividend payment of $409 million to shareholders in 2023, partially offset by a decrease of $130 million of principal paydowns of non-VIE related debt.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of December 31, 2023, the weighted average credit quality rating of the Company’s AFS fixed-maturity investment portfolio, excluding short-term investments, was Aa and 96% of the investments were investment grade.

The fair values of securities in the Company’s AFS fixed-maturity investment portfolio are sensitive to changes in interest rates. Decreases in interest rates generally result in increases in the fair values of fixed-maturity securities and increases in interest rates generally result in decreases in the fair values of fixed-maturity securities.

As of December 31, 2023 and 2022, the Company had $133 million and $233 million of unrealized losses, respectively, net of deferred taxes related to its investment portfolio recorded in accumulated other comprehensive income within equity. The decline in unrealized losses during 2023 was primarily due to the reversal of unrealized losses into earnings driven by sales of investments and, to a lesser extent, due to lower interest rates and tighter credit spreads.

Refer to “Note 2: Significant Accounting Policies” and “Note 8: Investments” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information about our accounting policies and investments.

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

As of December 31, 2023, Insured Investments at fair value represented $135 million or 7% of consolidated investments, of which $125 million or 6% of consolidated investments were Company-Insured Investments. As of December 31, 2023, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the below investment grade range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of December 31, 2023, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 6% of the total consolidated investment portfolio.

National Liquidity

The primary sources of cash available to National are:

•
principal and interest receipts on assets held in its investment portfolio, including proceeds from the sale of assets; and
•
recoveries associated with insurance loss payments;

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

The primary uses of cash by National are:

•
loss payments and LAE on insured transactions;
•
payments of dividends;
•
payments of operating expenses, taxes and investment portfolio asset purchases; and
•
funding share repurchases.

As of December 31, 2023 and 2022, National held cash and investments of $1.3 billion and $2.1 billion, respectively, of which $75 million and $230 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.

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

As of December 31, 2023, National has a stand-alone NOL carryforward of $474 million. If National becomes profitable, it is not expected to make any tax payments under our tax sharing agreement until it fully utilizes the available stand-alone NOL.

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
•
meeting collateral posting requirements under investment agreements;
•
payments related to interest rate swaps (substantially all were terminated in 2023);
•
payments of operating expenses;
•
funding share repurchases and debt buybacks; and
•
payment of dividends to shareholders.

As of December 31, 2023 and 2022, the liquidity positions of MBIA Inc. were $411 million and $230 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Based on our projections of National’s and MBIA Corp.’s future earnings and losses, we expect that for the foreseeable future National will be the primary source of payments to MBIA Inc. There can be no assurance as to the amount and timing of any future dividends from National. During 2023, National declared and paid an as-of-right dividend of $97 million to its ultimate parent, MBIA Inc. In addition, in 2023, National paid a $550 million special dividend that was approved by the NYSDFS to its ultimate parent, MBIA Inc. We expect that National will continue to seek approval to pay additional special dividends to MBIA in future years. However, there can be no assurance whether or when NYSDFS will approve such requests and, if the NYSDFS does approve such dividends, in what amounts. Furthermore, any future dividend payments by MBIA Inc. to shareholders are within the absolute discretion of our board of directors and will depend on, among other things, the receipt of additional special dividends from National, our results of operations, working capital requirements, capital expenditure requirements, financial condition, level of indebtedness, contractual restrictions with respect to the payment of dividends, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our board of directors may deem relevant. Also, MBIA Inc. expects the as-of-right declared and paid dividend amounts from National to be limited to the prior twelve months of adjusted net investment income as reported in its most recent statutory filings. Refer to the following “Liquidity and Capital Resources-Capital Resources” section for additional information on payments of dividends. We do not expect MBIA Inc. to receive dividends from MBIA Corp.

Currently, a portion of the cash and securities held by MBIA Inc. is pledged against investment agreement liabilities, the Asset Swap (simultaneous repurchase and reverse repurchase agreement), which limits its ability to raise liquidity through asset sales of these securities. As the market value or rating eligibility of the assets pledged against MBIA Inc.’s obligations declines, we are required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. To mitigate these risks, we seek to maintain cash and liquidity resources that we believe will be sufficient to make all payments due on our obligations and to meet other financial requirements, such as posting collateral. Contingent liquidity resources include sales of invested assets exposed to credit spread stress risk, which may occur at losses, and accessing the capital markets. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk.

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
•
payments of operating expenses.

As of December 31, 2023 and 2022, MBIA Corp. held cash and investments of $323 million and $386 million, respectively, of which $41 million was cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. Treasury and corporate bonds that were immediately available to MBIA Insurance Corporation.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Advances Agreement

MBIA Inc., National, MBIA Insurance Corporation and certain other affiliates are party to an intercompany advances agreement (the “MBIA Advances Agreement”). The MBIA Advances Agreement permits National to make advances to MBIA Inc. and other MBIA group companies that are party to the agreement at a rate per annum equal to SOFR plus 0.51161%. The agreement also permits other affiliates to make advances to National or MBIA Insurance Corporation at a rate per annum equal to SOFR plus 0.16161%. Advances by National cannot exceed 3% of its net admitted assets as of the last quarter end. As of December 31, 2023 and 2022, there were no amounts drawn under the agreement.

Contractual Obligations

The following table summarizes the Company’s future estimated cash payments relating to contractual obligations as of December 31, 2023. Estimating these payments requires management to make estimates and assumptions regarding these obligations. The estimates and assumptions used by management are described below. Since these estimates and assumptions are subjective, actual payments in future periods may vary from those reported in the following table. Refer to the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information about these contractual obligations, including “Note 6: Loss and Loss Adjustment Expense Reserves” and “Note 13: Insurance in Force” for additional information about our insurance claim obligations and exposures under our insurance contracts.

		Due Within
In millions	Total	1 Year
U.S. public finance insurance segment:
Gross insurance claim obligations (1)	$665	$641
Lease liability	20	3
Corporate segment:
Long-term debt	355	18
Investment agreements	286	30
Medium-term notes	707	38
International and structured finance insurance segment:
Gross insurance claim obligations (1)	550	68
Surplus notes	3,744	1,492
Total	$6,327	$2,290
________________
(1) - Amounts exclude any recoveries the Company expects to receive related to these estimated payments or to prior paid claims.

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

Estimated potential insurance claim payments for obligations issued by VIEs consolidated in our international and structured finance insurance segment are included within “Gross insurance claim obligations” in the preceding table. Obligations of these VIEs are collateralized by assets held by the VIEs, and investors in such obligations do not have recourse to the general credit of MBIA. As of December 31, 2023, VIE notes issued by issuer-sponsored consolidated VIEs totaled $78 million and are not considered contractual obligations of MBIA beyond MBIA’s insurance claim obligation. The Company’s involvement with VIEs is continually reassessed as required by consolidation guidance, and may result in consolidation or deconsolidation of VIEs in future periods. As the Company consolidates and deconsolidates VIEs, the amount of VIE debt obligations recorded on its balance sheet may change significantly.

Long-term debt, investment agreements, MTNs and surplus notes include principal and interest and exclude premiums or discounts. Liabilities issued at discounts reflect principal due at maturity. Interest payments on floating rate obligations are estimated using applicable forward rates. Principal and interest on callable obligations or obligations that allow investors to withdraw funds prior to legal maturity are based on the expected call or withdrawal dates of such obligations. Liabilities denominated in foreign currencies are presented in U.S. dollars using applicable exchange rates as of December 31, 2023. Principal payments under investment agreements are based on contractual maturity and exclude puttable options.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

All other principal payments are based on contractual maturity dates. Refer to “Note 10: Debt” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information about MBIA Inc.’s debt obligations.

Included in the international and structured finance insurance segment’s surplus notes due within one year is $1.4 billion of unpaid interest related to 2013 through 2023 interest payments for which MBIA Insurance Corporation’s requests for approval to pay was not approved by the NYSDFS. This deferred interest payment will be due on the first business day on or after which MBIA Insurance Corporation obtains approval to make such payment from the NYSDFS. No interest will accrue on the deferred interest. There can be no assurance that the NYSDFS will approve any subsequent payments, or that it will approve any payment by its scheduled interest payment date. Refer to “MBIA Insurance Corporation – Capital and surplus” section below for additional information on MBIA Insurance Corporation’s surplus notes and statutory capital.

Capital Resources

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes and surplus notes issued by MBIA Corp.

In addition to scheduled debt maturities, from time to time, we reduce unsecured debt through calls or repurchases. Also, MBIA Inc. may repurchase or National may purchase outstanding MBIA Inc. common shares when we deem it beneficial to our shareholders. Purchases or repurchases of debt and common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We may also choose to redeem debt obligations where permitted by the relevant agreements. MBIA Inc. or National may acquire or redeem outstanding common shares of MBIA Inc. and outstanding debt obligations at prices when we deem it beneficial to our shareholders. Refer to "Note 17: Common and Preferred Stock" in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information about MBIA Inc.'s share repurchases and National's share purchases. Also, refer to "Note 10: Debt" in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information about debt repurchases or redemptions. We seek to maintain sufficient liquidity and capital resources to meet the Company’s general corporate needs and debt service. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient resources to satisfy its debt obligations and its general corporate needs over time from distributions from National; however, there can be no assurance that MBIA Inc. will have sufficient resources to do so. In addition, the Company may also consider raising third-party capital. Refer to “Capital, Liquidity and Market Related Risk Factors” in Part I, Item 1A of this Form 10-K and the “Liquidity and Capital Resources—Liquidity—Corporate Liquidity” section included herein for additional information about MBIA Inc.’s liquidity.

Insurance Statutory Capital

National and MBIA Insurance Corporation are incorporated and licensed in, and are subject to primary insurance regulation and supervision by the NYSDFS. MBIA Mexico is regulated by the Comisión Nacional de Seguros y Fianzas in Mexico. MBIA Corp.’s Spanish Branch was subject to local regulation in Spain. In May of 2023, MBIA Corp.’s Spanish Branch was legally closed. National and MBIA Insurance Corporation each are required to file detailed annual financial statements, as well as interim financial statements, with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and with statutory accounting principles (“U.S. STAT”) and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

National – Statutory Capital and Surplus

National had statutory capital of $1.1 billion and $1.9 billion as of December 31, 2023 and 2022, respectively. As of December 31, 2023, National’s unassigned surplus was $174 million. For 2023 and 2022, National had statutory net loss of $142 million and statutory net income of $75 million, respectively. Refer to the “National — Claims - Paying Resources (Statutory Basis)” section below for additional information on National’s statutory capital.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. As of December 31, 2023, National was in compliance with its aggregate risk limits under New York Insurance Law (“NYIL”), but was not in compliance with certain of its single risk limits. Since National does not comply with certain of its single risk limits, the NYSDFS could prevent National from transacting any new financial guarantee insurance business.

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

National had positive earned surplus as of December 31, 2023 from which it may pay dividends, subject to the limitations described above. During 2023, National paid a $550 million special dividend that was approved by the NYSDFS to its ultimate parent, MBIA Inc. In addition, in 2023, National declared and paid an as-of-right dividend of $97 million to its ultimate parent, MBIA Inc. During 2022, National declared and paid an as-of-right dividend of $72 million to its ultimate parent, MBIA Inc. We expect the as-of-right declared and paid dividend amounts from National to be limited to prior year adjusted net investment income for the foreseeable future. Refer to “Overview—Business Developments—Dividends” section included herein for additional information about dividends paid.

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

National’s CPR and components thereto, as of December 31, 2023 and 2022 are presented in the following table:

	As of December 31,	As of December 31,
In millions	2023	2022
Policyholders' surplus	$763	$1,545
Contingency reserves	354	379
Statutory capital	1,117	1,924
Unearned premiums	237	262
Present value of installment premiums (1)	101	110
Premium resources (2)	338	372
Net loss and LAE reserves (1)	75	(140)
Salvage reserves on paid claims (1)	151	288
Gross loss and LAE reserves	226	148
Total claims-paying resources	$1,681	$2,444
________________
(1) - Calculated using a discount rate of 4.67% and 4.29% as of December 31, 2023 and 2022, respectively .
(2) - Includes financial guarantee and insured derivative related premiums.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

MBIA Insurance Corporation – Statutory Capital and Surplus

MBIA Insurance Corporation had statutory capital of $152 million and $169 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, MBIA Insurance Corporation’s negative unassigned surplus was $1.9 billion. For 2023 and 2022, MBIA Insurance Corporation had a statutory net loss of $28 million and statutory net income of $46 million, respectively. Refer to the “MBIA Insurance Corporation — Claims - Paying Resources (Statutory Basis)” section below for additional information on MBIA Insurance Corporation’s statutory capital.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. In addition, under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of December 31, 2023, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus and had enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of December 31, 2023, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. Since MBIA Insurance Corporation does not comply with its single risk limits, the NYSDFS could prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business.

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

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of January 15, 2024, the most recent scheduled interest payment date, there was $1.4 billion of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of December 31, 2023, MBIA Insurance Corporation had “free and divisible surplus” of $129 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

MBIA Corp.’s CPR and components thereto, as of December 31, 2023 and 2022 are presented in the following table:

	As of December 31,	As of December 31,
In millions	2023	2022
Policyholders’ surplus	$147	$164
Contingency reserves	5	5
Statutory capital	152	169
Unearned premiums	30	36
Present value of installment premiums (1)	26	34
Premium resources (2)	56	70
Net loss and LAE reserves (1)	27	35
Salvage reserves on paid claims (1) (3)	269	395
Gross loss and LAE reserves	296	430
Total claims-paying resources	$504	$669
________________
(1) - Calculated using a discount rate of 5.48% and 5.53% as of December 31, 2023 and 2022, respectively.
(2) - Includes financial guarantee and insured derivative related premiums.

(3) - This amount primarily consists of expected recoveries related to the payment of claims on insured CDOs and RMBS. In addition, the amount includes salvage related to a permitted practice granted by NYSDFS.

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in accordance with GAAP, which requires the use of estimates and assumptions. Refer to “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a discussion of our significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information on our loss reserves and recoveries, including critical accounting estimates used in the determination of these amounts.

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

Instruments that trade infrequently and, therefore, have little or no price transparency are classified within Level 3 of the fair value hierarchy. Also included in Level 3 are financial instruments that have significant unobservable inputs deemed significant to the instrument’s overall fair value. Level 3 assets represented approximately 7% of total assets measured at fair value on a recurring basis as of December 31, 2023 and 2022. Level 3 liabilities represented approximately 99% and 82% of total liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, respectively.

Refer to “Note 7: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information about our financial assets and liabilities that are accounted for at fair value, including valuation techniques and significant inputs used to estimate fair values.

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

INTEREST RATE SENSITIVITY

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2023 from instantaneous shifts in interest rates:

Change in Interest Rates
	300 Basis	200 Basis	100 Basis	100 Basis	200 Basis	300 Basis
	Point	Point	Point	Point	Point	Point
In millions	Decrease	Decrease	Decrease	Increase	Increase	Increase
Estimated change in fair value	$182	$106	$47	$(37)	$(67)	$(90)

FOREIGN EXCHANGE RATE SENSITIVITY

The Company is exposed to foreign exchange rate risk in respect of liabilities denominated in currencies other than U.S. dollars. Certain liabilities included in our corporate segment are denominated in currencies other than U.S. dollars. The majority of the Company’s foreign exchange rate risks is with the Euro. Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2023 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(28)	$(14)	$14	$28

CREDIT SPREAD SENSITIVITY

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2023 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio:

Change in Credit Spreads
	50 Basis	50 Basis	200 Basis
	Point	Point	Point
In millions	Decrease	Increase	Increase
Estimated change in fair value	$33	$(30)	$(104)

Item 8. Financial Statements

MBIA INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MBIA Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MBIA Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Certain Loss and Loss Adjustment Expense (LAE) Reserves and Insurance Loss Recoverable - U.S. Public Finance Insurance

As described in Notes 1, 2 and 6 to the consolidated financial statements, management recognizes loss reserves on a contract-by-contract basis when the present value of probability-weighted expected net cash outflows to be paid under the contract discounted using a risk-free rate as of the measurement date exceeds the unearned premium revenue. In addition, management recognizes potential recoveries on paid claims based on probability-weighted cash inflows present valued at applicable risk-free rates as of the measurement date. Management estimates the likelihood of possible claim payments and possible recoveries using probability-weighted expected cash flows based on information available as of the measurement date, including market information. As of December 31, 2023, for U.S. Public Finance Insurance, the loss and LAE reserves were $230 million and the insurance loss recoverable was $152 million, both of which primarily relate to insured debt obligations of Puerto Rico. In formulating loss reserves and recoveries for its Puerto Rico exposures, estimates in management’s probability-weighted scenarios include assumptions related to the nature, value, and timing of net cash flows considering the following: environmental, economic, and political developments on the island; litigation and ongoing discussions with creditors and obligors on the Title III proceedings; contractual debt service payments; any existing settlement agreements or proposals and deviations from these proposals; the remediation strategy for insured obligations that have defaulted or are expected to default; and values of other obligations of the issuer.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the development of the estimates for the certain loss and LAE reserves and insurance loss recoverable for U.S. Public Finance Insurance, including controls over the cash flow models and the development of significant assumptions. These procedures also included, among others, (i) testing management’s process for developing the estimates for the loss and LAE reserves and insurance loss recoverable for U.S. Public Finance Insurance, (ii) evaluating the appropriateness of management’s cash flow models, (iii) testing the completeness and accuracy of data provided by management and used in management’s models, and (iv) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of the aforementioned assumptions used in certain of management’s cash flow models.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 28, 2024

We have served as the Company’s auditor since at least 1986. We have not been able to determine the specific year we began serving as auditor of the Company.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $1,175 and $2,044)	$1,043	$1,812
Investments carried at fair value	337	511
Short-term investments, at fair value (amortized cost $548 and $353)	548	353
Other investments at amortized cost	3	-
Total investments	1,931	2,676
Cash and cash equivalents	104	50
Premiums receivable (net of allowance for credit losses $0 and $0)	146	160
Deferred acquisition costs	31	35
Insurance loss recoverable	183	137
Assets held for sale	73	80
Other assets	76	73
Assets of consolidated variable interest entities:
Cash	3	16
Investments carried at fair value	22	47
Loans receivable at fair value	35	78
Other assets	2	23
Total assets	$2,606	$3,375
Liabilities and Equity
Liabilities:
Unearned premium revenue	$232	$266
Loss and loss adjustment expense reserves	473	439
Long-term debt	2,585	2,428
Medium-term notes (includes financial instruments carried at fair value of $40 and $41)	497	501
Investment agreements	221	233
Derivative liabilities	2	49
Liabilities held for sale	64	61
Other liabilities	84	94
Liabilities of consolidated variable interest entities:
Variable interest entity debt (includes financial instruments carried at fair value of $78 and $172)	81	174
Derivative liabilities	14	6
Total liabilities	4,253	4,251
Commitments and contingencies (Refer to Note 19)
Equity:
Preferred stock, par value $1 per share; authorized shares--10,000,000; issued and outstanding--none	-	-
Common stock, par value $1 per share; authorized shares--400,000,000; issued shares--283,186,115 and 283,186,115	283	283
Additional paid-in capital	2,515	2,925
Retained earnings (deficit)	(1,144)	(653)
Accumulated other comprehensive income (loss), net of tax of $7 and $8	(139)	(283)
Treasury stock, at cost--232,323,184 and 228,333,444 shares	(3,172)	(3,154)
Total shareholders' equity of MBIA Inc.	(1,657)	(882)
Preferred stock of subsidiary and noncontrolling interest held for sale	10	6
Total equity	(1,647)	(876)
Total liabilities and equity	$2,606	$3,375

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share amounts)

	Years Ended December 31,
	2023	2022	2021

Revenues
Premiums earned:
Scheduled premiums earned	$35	$39	$64
Refunding premiums earned	2	14	10
Premiums earned (net of ceded premiums of $1, $1, and $16)	37	53	74
Net investment income	116	95	62
Net realized investment gains (losses)	(76)	(41)	5
Net gains (losses) on financial instruments at fair value and foreign exchange	4	45	40
Net gains (losses) on extinguishment of debt	1	4	30
Fees and reimbursements	-	5	7
Other net realized gains (losses)	(5)	(12)	(6)
Revenues of consolidated variable interest entities:
Net gains (losses) on financial instruments at fair value and foreign exchange	(45)	(14)	(8)
Other net realized gains (losses)	(25)	19	(15)
Total revenues	7	154	189
Expenses
Losses and loss adjustment	177	38	350
Amortization of deferred acquisition costs	5	8	6
Operating	87	68	91
Interest	210	179	163
Expenses of consolidated variable interest entities:
Operating	11	8	6
Interest	1	1	18
Total expenses	491	302	634
Income (loss) from continuing operations before income taxes	(484)	(148)	(445)
Provision (benefit) for income taxes	-	1	-
Income (loss) from continuing operations	(484)	(149)	(445)
Income (loss) from discontinued operations, net of income taxes	(3)	(54)	-
Net income (loss)	(487)	(203)	(445)
Less: Net income from discontinued operations attributable to noncontrolling interest	4	(8)	-
Net income (loss) attributable to MBIA Inc.	$(491)	$(195)	$(445)
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted
Continuing operations	$(10.03)	$(3.00)	$(8.99)
Discontinued operations	(0.15)	(0.92)	-
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted	$(10.18)	$(3.92)	$(8.99)
Weighted average number of common shares outstanding
Basic	48,207,574	49,803,739	49,472,281
Diluted	48,207,574	49,803,739	49,472,281

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years Ended December 31,
	2023	2022	2021

Net income (loss) attributable to MBIA Inc.	$(491)	$(195)	$(445)
Other comprehensive income (loss):
Available-for-sale securities with no credit losses:
Unrealized gains (losses) arising during the period	33	(362)	(26)
Reclassification adjustments for (gains) losses included in net income (loss)	67	(10)	(12)
Foreign currency translation:
Foreign currency translation gains (losses)	-	2	4
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	(1)	(31)	(17)
Reclassification adjustments for (gains) losses included in net income (loss)	45	18	36
Total other comprehensive income (loss)	144	(383)	(15)
Comprehensive income (loss) attributable to MBIA Inc.	$(347)	$(578)	$(460)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In millions except share and per share amounts)

	Years Ended December 31,
	2023	2022	2021

Common shares
Balance at beginning and end of year	283,186,115	283,186,115	283,186,115
Common stock amount
Balance at beginning and end of year	$283	$283	$283
Additional paid-in capital
Balance at beginning of year	$2,925	$2,931	$2,962
Cash dividends paid ($8.00 per common share)	(409)	-	-
Share-based compensation	(1)	(6)	(31)
Balance at end of year	$2,515	$2,925	$2,931
Retained earnings
Balance at beginning of year	$(653)	$(458)	$(13)
Net income (loss) attributable to MBIA Inc.	(491)	(195)	(445)
Balance at end of year	$(1,144)	$(653)	$(458)
Accumulated other comprehensive income (loss)
Balance at beginning of year	$(283)	$100	$115
Other comprehensive income (loss)	144	(383)	(15)
Balance at end of year	$(139)	$(283)	$100
Treasury shares
Balance at beginning of year	(228,333,444)	(228,630,003)	(229,508,967)
Treasury shares acquired under share repurchase program	(3,568,886)	-	-
Other	(420,854)	296,559	878,964
Balance at end of year	(232,323,184)	(228,333,444)	(228,630,003)
Treasury stock amount
Balance at beginning of year	$(3,154)	$(3,169)	$(3,211)
Treasury shares acquired under share repurchase program	(29)	-	-
Share-based compensation and other	11	15	42
Balance at end of year	$(3,172)	$(3,154)	$(3,169)
Total shareholders' equity of MBIA Inc.
Balance at beginning of year	$(882)	$(313)	$136
Period change	(775)	(569)	(449)
Balance at end of year	$(1,657)	$(882)	$(313)
Preferred stock of subsidiary shares
Balance at beginning and end of year	1,315	1,315	1,315
Preferred stock of subsidiary and noncontrolling interest held for sale
Balance at beginning of year	$6	$13	$13
Period change	4	(7)	-
Balance at end of year	$10	$6	$13
Total equity	$(1,647)	$(876)	$(300)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Premiums, fees and reimbursements received	$18	$25	$44
Investment income received	105	92	77
Proceeds from litigation settlement	-	18	-
Financial guarantee losses and loss adjustment expenses paid	(214)	(1,108)	(343)
Proceeds from recoveries and reinsurance, net of salvage paid to reinsurers	10	694	282
Proceeds from loan repurchase commitments	-	-	600
Operating expenses paid and other operating	(71)	(97)	(88)
Other proceeds from consolidated variable interest entities	28	-	-
Interest paid, net of interest converted to principal	(64)	(43)	(61)
Income taxes (paid) received	-	(1)	-
Cash (used) provided by discontinued operations	(7)	2	-
Net cash provided (used) by operating activities	(195)	(418)	511
Cash flows from investing activities:
Purchases of available-for-sale investments	(366)	(1,009)	(1,163)
Sales of available-for-sale investments	943	1,100	597
Paydowns, maturities and other proceeds of available-for-sale investments	214	411	626
Purchases of investments at fair value	(77)	(148)	(206)
Sales, paydowns, maturities and other proceeds of investments at fair value	279	228	174
Sales, paydowns and maturities (purchases) of short-term investments, net	(186)	31	(99)
Paydowns and maturities of loans receivable and other instruments at fair value	9	8	77
Consolidation of variable interest entities	-	2	-
Deconsolidation of variable interest entities	(2)	-	-
(Payments) proceeds for derivative settlements	(38)	(10)	(66)
Capital expenditures	-	-	(1)
Proceeds (payments) from discontinued operations	(9)	10	-
Net cash provided (used) by investing activities	767	623	(61)
Cash flows from financing activities:
Proceeds from investment agreements	7	8	2
Principal paydowns of investment agreements	(12)	(54)	(2)
Principal paydowns of medium-term notes	(15)	(74)	(81)
Proceeds from variable interest entity debt	62	2	-
Principal paydowns/redemptions of variable interest entity debt	(142)	(135)	(369)
Dividends paid	(409)	-	-
Principal paydowns of long-term debt	-	(29)	(6)
Purchases of treasury stock	(38)	(3)	(1)
Cash provided (used) by discontinued operations	5	-	-
Net cash provided (used) by financing activities	(542)	(285)	(457)
Effect of exchange rate changes on cash and cash equivalents	-	(2)	-
Net increase (decrease) in cash and cash equivalents	30	(82)	(7)
Cash and cash equivalents - beginning of year	78	160	167
Cash and cash equivalents - end of year	$108	$78	$160
Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(487)	$(203)	$(445)
Income (loss) from discontinued operations, net of income taxes	(3)	(54)	-
Income (loss) from continuing operations	(484)	(149)	(445)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities:
Change in:
Premiums receivable	14	32	31
Unearned premium revenue	(34)	(56)	(83)
Loss and loss adjustment expense reserves	24	(468)	(102)
Insurance loss recoverable	(46)	120	381
Loan repurchase commitments	-	-	604
Accrued interest payable	133	121	107
Other liabilities	25	(43)	4
Net realized investment gains (losses)	76	41	(5)
Net (gains) losses on financial instruments at fair value and foreign exchange	41	(31)	(35)
Other net realized (gains) losses	30	(7)	21
Other operating	26	22	33
Total adjustments to income (loss) from continuing operations	289	(269)	956
Net cash provided (used) by operating activities	$(195)	$(418)	$511
Supplementary Disclosure of Consolidated Cash Flow Information:
Non-cash investing activities:
Loans receivable disposed of a variable interest entity	$28	$-	$-
Other investments, received from sale of net assets held for sale	3	-	-
Fixed-maturity securities held as available-for-sale, received as salvage	-	582	-
Investments carried at fair value, received as salvage	-	277	-
Non-cash financing activities:
Variable interest entity notes disposed of upon deconsolidation	22	-	-

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

Business Developments

PREPA

During 2023, the Puerto Rico Electric Power Authority (“PREPA”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $137 million. As of December 31, 2023, National had $808 million of debt service outstanding related to PREPA.

In January 1, 2024, PREPA defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $16 million.

On January 31, 2023, National entered into a restructuring support agreement (“PREPA RSA”) with the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), on behalf of itself and as the sole Title III representative of PREPA.

An amended plan of adjustment for PREPA and related disclosure statement was filed on February 9, 2023. On June 26, 2023, the Court entered an order reducing bondholder allowed net unsecured claims to $2.4 billion from approximately $7.6 billion. On August 25, 2023, National entered into the First Amendment to the PREPA Plan Support Agreement (the “Amended PSA”) with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. By order dated November 17, 2023, the Court approved the Disclosure Statement for the Third Amended Plan incorporating, among other things, the terms of the Amended PSA. On December 29, 2023, the Oversight Board filed the Corrected Fourth Amended Title III Plan (the "Amended Plan"). The Amended PSA provides that, upon effective date of the Amended Plan, National shall receive cash, together with certain fees and expense reimbursement payments, in an amount based in part on the ultimate participation, if any, of certain currently non-accepting holders of uninsured PREPA bonds. The Amended PSA also provides National with additional consideration in the form of two types of contingent values instruments, whose value cannot be assured. The Amended PSA remains subject to a number of conditions, including (but not limited to) the Title III Court’s confirmation and effectiveness of the Amended Plan, as it may be further amended with the Court’s approval. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” for a further discussion of the Company’s PREPA reserves and recoveries.

Dividends

In November of 2023, National declared and paid an as-of-right dividend of $97 million to its ultimate parent, MBIA Inc. In addition, on December 7, 2023, National paid a $550 million special dividend that was approved by the New York State Department of Financial Services (“NYSDFS”) to its ultimate parent, MBIA Inc. Also on December 7, 2023, the Company's Board of Directors declared an extraordinary cash dividend on MBIA’s common stock of $8.00 per share. The dividend was paid on December 22, 2023 to shareholders of record as of the close of business on December 18, 2023. Due to the absence of retained earnings for MBIA Inc., the Company accounted for the dividend as a return of capital that was paid from additional paid-in capital on the Company's consolidated balance sheet. A portion of the dividends from National are being retained by MBIA Inc. and are intended to be used for general corporate purposes including, but not limited to, future operating expenses and debt service obligations.

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

Discontinued Operations

For those Zohar-related portfolio companies in which the Company acquired an interest and which have met the criteria for held for sale classification in accordance with ASC 360, the Company classified these entities as held for disposition. Accordingly, the Company classified the assets and liabilities of consolidated portfolio companies and the interests in certain nonconsolidated portfolio companies as held for sale. Furthermore, as these entities met the one-year probable sale criteria on the acquisition date, and the remaining held for sale criteria within a short period following the acquisition date, these entities were classified as discontinued operations in accordance with ASC 205. As of December 31, 2023 and 2022, the assets and liabilities of these entities are presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheets. Additionally, the results of operations for these entities are classified as “Income from discontinued operations, net of income taxes” on the Company’s consolidated statements of operations for the years ended December 31, 2023 and 2022. During 2023, the net assets of one of the Company's Zohar-related portfolio companies that was classified as held for sale was disposed. The consideration received as part of this disposition was approximate to the carrying value of the assets and liabilities held for sale. For the net assets of the Company's Zohar-related portfolio companies that are classified as held for sale beyond one year, the Company continues to actively market its net assets held for sale and has identified interested parties, including having attained various stages of a sales or liquidation process. In addition, the Company has continued to (i) take necessary actions to respond to changes in circumstances, including recording a loss on disposal group; (ii) actively market the net assets at prices that are deemed reasonable; and (iii) meet the criteria for held for sale classification.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

In the first quarter of 2023, the Company recorded income from discontinued operations, net of income taxes of $18 million, to correct the overstatement of a loss recognized in the fourth quarter of 2022 related to the loss on disposal group. Additionally, the Company recorded a loss from discontinued operations attributable to noncontrolling interests in the first quarter of 2023 of $8 million to correct the overstatement of a loss attributable to noncontrolling interests recognized in the fourth quarter of 2022. The Company evaluated the materiality of these errors in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and concluded that these errors, individually and in the aggregate, were immaterial to the current and the prior periods to which these errors relate.

The following table summarizes the components of assets and liabilities held for sale:

	As of
In millions	December 31, 2023	December 31, 2022
Assets held for sale
Cash	$1	$12
Accounts receivable	17	24
Goodwill	90	90
Other assets	9	8
Loss on disposal group	(44)	(54)
Total assets held for sale	$73	$80
Liabilities held for sale
Accounts payable	$7	$12
Debt	39	30
Accrued expenses and other	18	19
Total liabilities held for sale	$64	$61

The results of operations from discontinued operations for the years ended December 31, 2023 and 2022 consist of the following:

	Years Ended December 31,
In millions	2023	2022
Revenues:
Revenues	$116	$58
Cost of sales	58	29
Total revenues from discontinued operations	58	29
Expenses:
Operating	67	28
Interest	4	1
Increase (decrease) on loss on disposal group	(10)	54
Total expenses from discontinued operations	61	83
Income (loss) before income taxes from discontinued operations	(3)	(54)
Provision (benefit) for income taxes from discontinued operations	-	-
Income (loss) from discontinued operations, net of income taxes	$(3)	$(54)

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

National’s Insured Portfolio

National continues to monitor and remediate its existing insured portfolio. Certain state and local governments and territory obligors that National insures are under financial and budgetary stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of National’s insured transactions. In particular, PREPA is currently in bankruptcy-like proceedings in the United States District Court for the District of Puerto Rico. While National has entered into an agreement to support a plan to resolve the PREPA proceeding, PREPA may continue to fail to make payments when due, which could cause National to make additional claims payments which could be material. There is no assurance the Amended Plan will ultimately be confirmed and become effective. National monitors and analyzes these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain.

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

Investments

The Company classifies its fixed-maturity investments as available-for-sale (“AFS”), held-to-maturity or trading. AFS investments are reported in the consolidated balance sheets at fair value with non-credit related unrealized gains and losses, net of applicable deferred income taxes, reflected in accumulated other comprehensive income (loss) (“AOCI”) in shareholders’ equity. The specific identification method is used to determine realized gains and losses on AFS securities. Investments carried at fair value consist of equity instruments and fixed-maturity investments elected under the fair value option, and fixed-maturity investments classified as trading. Short-term investments include all fixed-maturity securities held as AFS with a remaining maturity of less than one year at the date of purchase, including commercial paper and money market securities.

Other investments at amortized cost primarily include a promissory note that the Company accounts for as a collateralized loan receivable carried at the outstanding principal balance. This note accrues interest at a rate of 7% per annum and an additional 2% per annum after and during the continuation of an event of default. The note is prepayable at any time and from time to time without premium and penalty, and secured by certain real estate properties and other collateral of the issuer. Repayment of the note consist of four annual installments of $0.6 million, commencing on August 31, 2024, followed by a final payment of outstanding principal and accrued interest on the August 31, 2028 maturity date, subject to a ratable reduction of the remaining total payments in the event of any prepayment.

Investment income is recorded as earned, which includes the current period interest accruals deemed collectible. Accrued interest income is recorded as part of “Other assets” on the Company’s consolidated balance sheets. Bond discounts and premiums are amortized using the effective yield method over the remaining term of the securities and reported in “Net investment income” on the Company’s consolidated statements of operations. However, premiums on certain callable debt securities are amortized to the next call date. For mortgage-backed securities ("MBS") and asset-backed securities (“ABS”), discounts and premiums are amortized using the retrospective or prospective method.

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

For the collateralized loan receivable, the Company performs credit evaluations and maintains allowance for potential credit losses. In determining the amount of allowance for credit losses, the Company considers the borrower-specific information, including the value of the collateral. There were no impairment losses for the collateralized loan receivable for the year ended December 31, 2023.

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

Deferred Acquisition Costs

The Company deferred acquisition costs that were directly related to new or renewal insurance business. Acquisition costs are costs to acquire an insurance contract which result directly from and are essential to the insurance contract and would not have been incurred by the Company had the contract not occurred. Acquisition costs include compensation of employees involved in underwriting, certain rating agency fees, state premium taxes and certain other underwriting expenses, reduced by ceding commission income on premiums ceded to reinsurers. Acquisition costs also included ceding commissions paid by the Company in connection with assuming business from other financial guarantors. Acquisition costs, net of ceding commissions received, related to non-derivative insured financial guarantee transactions are deferred and amortized over the period in which the related premiums are earned. Since the cessation of new insurance business by the Company, new acquisition costs relate to installment-based policies written prior to such cessation.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Held For Sale Classification and Discontinued Operations

In connection with the Zohar CDOs' plan of liquidation and the acquisition of the related interests, the Company classifies the assets and liabilities of consolidated portfolio companies and the interests in certain nonconsolidated portfolio companies as held for sale. Additionally, since these consolidated portfolio companies met the one-year probable sale criteria on acquisition, and the remaining held for sale criteria within a short period following the acquisition, these companies were classified as discontinued operations in accordance with ASC 205. For the net assets held for sale beyond the one-year probable sale criteria, the Company continues to meet exceptions permitting it to continue to record these net assets as held for sale. The assets and liabilities of these companies are presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheets. Also, the results of operations for these companies are classified as "Income from discontinued operations, net of income taxes" on the Company’s consolidated statements of operations. The Company consolidated the operating results of these portfolio companies on a two-month lag to allow for a more timely preparation of the Company's consolidated financial statements. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information about the Company’s held for sale assets and liabilities and discontinued operations.

Derivatives

The Company generally uses interest rate derivatives to manage the risk associated with changes in interest rates on specified assets and foreign currency derivatives to manage the foreign currency risk associated with certain foreign currency-denominated assets and liabilities. During 2023, the Company terminated substantially all of its interest rate derivatives. The Company's insured derivatives primarily consists of insured interest rate swaps and inflation-linked swaps related to its insured debt issuances. Derivative instruments are reported at fair value on the consolidated balance sheets as either assets or liabilities depending on the rights or obligations with gains and losses recognized in the consolidated statements of operations within “Net gains (losses) on financial instruments at fair value and foreign exchange”.

In certain instances, the Company purchased or issued securities that contain embedded derivatives that were separated from the host contracts and accounted for as derivative instruments. In addition, the Company elected to record at fair value certain financial instruments that contain embedded derivatives that would have otherwise required bifurcation from the host contracts and been accounted for separately as derivative instruments. These hybrid financial instruments included certain medium-term notes ("MTNs") and certain AFS securities. The Company elected to fair value these hybrid financial instruments in their entirety given the complexity of bifurcating the embedded derivatives.

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

Loss and Loss Adjustment Expenses

The Company recognizes loss reserves on a contract-by-contract basis when the present value of probability-weighted expected net cash outflows to be paid under the contract discounted using a risk-free rate as of the measurement date exceed the unearned premium revenue. A loss reserve is subsequently remeasured each reporting period for expected increases or decreases due to changes in the likelihood of default and potential recoveries. Subsequent changes to the measurement of loss reserves are recognized as loss expense or benefit in the period of change. Measurement and recognition of loss reserves are reported gross of any reinsurance on the Company’s consolidated balance sheets. The Company estimates the likelihood of possible claim payments and possible recoveries of such claim payments using probability-weighted expected cash flows as of the measurement date based on information available, including market information. Accretion of the discounts on loss reserves and recoveries is included in loss expense. The Company considers its ability to collect contractual interest on claim payments when developing its expected inflows. The inclusion of such interest may result in the Company recording recoveries in excess of its actual or expected claim payments on a policy.

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

For long-term debt issued by consolidated VIEs in which the Company's variable interest arises from financial guarantees written by its insurance operations, the Company has elected the fair value option on these instruments. Changes in fair value are reported within “Net gains (losses) on financial instruments at fair value and foreign exchange” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations, except for the portion of the total change in fair value of financial liabilities caused by changes in the instrument-specific credit risk which is presented separately in AOCI in shareholders' equity.

Medium-Term Notes and Investment Agreements

MTNs and investment agreements are carried at the principal amount outstanding plus accrued interest and net of unamortized discounts, or at fair value for certain MTNs. For MTNs carried at fair value, changes in fair value are recorded in earnings, except for the portion of unrealized gains (losses) caused by a change in the instrument-specific credit risk which are recorded in AOCI. Interest expense is accrued at the contractual interest rate. Discounts are amortized and reported as interest expense.

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

Income Taxes

Deferred income taxes are recorded with respect to temporary differences between the tax bases of assets and liabilities and the reported amounts in the Company’s financial statements that will result in deductible or taxable amounts in future years when the reported amounts of assets and liabilities are recovered or settled. Such temporary differences relate principally to net operating losses (“NOLs”), accrued surplus note interest, foreign tax credits, loss reserve deductions, premium revenue recognition, deferred acquisition costs, and unrealized gains and losses. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. As of December 31, 2023 and 2022, the Company had a full valuation allowance on its net deferred tax asset. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates in the period in which changes are approved by the relevant authority.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

MBIA Inc. and its eligible U.S. subsidiaries file a consolidated federal income tax return. The U.S. income taxes are allocated based on the provisions of the Company’s tax sharing agreement, which governs the intercompany settlement of tax obligations and benefits. The method of allocation between the members is based on calculations as if each member filed its separate tax return. Under the Company’s tax sharing agreement, each member with an NOL will receive the benefits of its tax losses and credits as it is able to earn them out in the future.

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

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In January of 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-01, “Reference Rate Reform – Scope,” which clarified the scope and application of the original guidance, ASU 2020-04,“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” issued in March of 2020. In December of 2022, the FASB issued ASU 2022-06,“Reference Rate Reform – Deferral of the Sunset Date of Topic 848,” which extends the sunset date to December 31, 2024. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or other rates that are expected to be discontinued, subject to meeting certain criteria. These ASUs were effective upon issuance and included an election to apply the amendments prospectively through December 31, 2024. The Company adopted these ASUs in the second quarter of 2023 and the adoption of these ASUs did not materially affect the Company’s consolidated financial statements.

The Company has identified its LIBOR transition as primarily effecting its insurance portfolio exposures that reference or are indexed to LIBOR, interest rate swaps referencing LIBOR, investments indexed to an interbank offered rate, including LIBOR, and MBIA Corp.’s surplus notes. The Company will be applying the accounting relief as relevant contract modifications are made through December 31, 2024. Contract modifications are expected to only include those that address a LIBOR transition.

The Company has not adopted any other new accounting pronouncements that had a material impact on its consolidated financial statements.

Recent Accounting Developments

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07)

In November of 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Upon the effective date, the amendments should be applied retrospectively to all periods presented. The Company plans to adopt the amendments of ASU 2023-07 for fiscal year ending December 31, 2024 and is currently evaluating the potential impact of adopting ASU 2023-07.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3: Recent Accounting Pronouncements (continued)

Income Taxes (Topic 740): Improvements to Income Tax Disclosure (ASU 2023-09)

In December of 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, information on income taxes paid, and contain other disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. Upon the effective date, the amendments should be applied prospectively with retrospective application permitted. The Company is currently evaluating the potential impact of adopting ASU 2023-09.

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

Consolidated VIEs

The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIE are present according to the design and characteristics of these entities. During the third, second and first quarters of 2023, the Company deconsolidated one structured finance VIE each quarter due to the commutation of the credit enhancement on or prepayments of the outstanding notes of the VIEs that the Company insured and recorded losses of $7 million, $7 million and $15 million, respectively. There were no consolidations or deconsolidations in the fourth quarter of 2023. In 2022, the Company consolidated one VIE related to the Zohar CDOs' plan of liquidation and deconsolidated one VIE. There were no gains (losses) on the consolidation and deconsolidation of the VIEs in 2022. Consolidation and deconsolidation gains and losses, if any, are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations.

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

Nonconsolidated VIEs

The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of December 31, 2023 and 2022. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	December 31, 2023
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$853	$19	$5	$23	$3	$239
Consumer asset-backed	121	-	-	1	-	3
Corporate asset-backed	402	-	2	7	3	-
Total global structured finance	1,376	19	7	31	6	242
Global public finance	218	-	4	-	4	-
Total insurance	$1,594	$19	$11	$31	$10	$242

	December 31, 2022
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$996	$75	$6	$21	$4	$277
Consumer asset-backed	164	-	-	-	1	5
Corporate asset-backed	450	-	3	7	3	-
Total global structured finance	1,610	75	9	28	8	282
Global public finance	230	-	5	-	4	-
Total insurance	$1,840	$75	$14	$28	$12	$282

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Insurance Premiums

The following tables present a roll forward of the Company’s premiums receivable for the years ended December 31, 2023 and 2022:

In millions
			Adjustments
Premiums		Premiums	Changes in	Accretion of	Premiums
Receivable as of	Premium	from New	Expected	Premiums	Receivable as of
December 31,	Payments	Business	Term of	Receivable	December 31,
2022	Received	Written	Policies	Discount (1)	2023
$160	$(18)	$-	$-	$4	$146

(1) - Recorded within premiums earned on MBIA's consolidated statement of operations.

In millions
			Adjustments
Premiums		Premiums	Changes in	Accretion of		Premiums
Receivable as of	Premium	from New	Expected	Premiums		Receivable as of
December 31,	Payments	Business	Term of	Receivable		December 31,
2021	Received	Written	Policies	Discount (1)	Other (2)	2022
$178	$(20)	$-	$(6)	$5	$3	$160

(1) - Recorded within premiums earned on MBIA's consolidated statement of operations.

(2) - The change primarily relates to the reversal of credit losses due to policy terminations.

As of December 31, 2023 and 2022, the weighted average risk-free rates used to discount future installment premiums were 3.0% and 2.9%, respectively, and the weighted average expected collection term of the premiums receivable was 8.75 years and 8.95 years, respectively. As of December 31, 2023 and 2022, reinsurance premiums payable was $4 million and is included in “Other liabilities” in the Company’s consolidated balance sheets. The reinsurance premiums payable is accreted and paid to reinsurers as premiums due to MBIA are accreted and collected.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Insurance Premiums (continued)

The following table presents the undiscounted future amount of premiums expected to be collected and the period in which those collections are expected to occur:

Expected
Collection of
In millions	Premiums
Three months ending:
March 31, 2024	$2
June 30, 2024	5
September 30, 2024	4
December 31, 2024	6

Twelve months ending:
December 31, 2025	15
December 31, 2026	13
December 31, 2027	12
December 31, 2028	12

Five years ending:
December 31, 2033	47
December 31, 2038	34
December 31, 2043 and thereafter	35
Total	$185

The following table presents the unearned premium revenue balance and future expected premium earnings as of and for the periods presented:

					Total
					Expected
	Unearned	Expected Future			Future
	Premium	Premium Earnings			Premium
In millions	Revenue	Upfront	Installments	Accretion	Earnings
December 31, 2023	$232

Three months ending:
March 31, 2024	224	$4	$4	$1	$9
June 30, 2024	217	3	4	1	8
September 30, 2024	210	3	4	1	8
December 31, 2024	203	3	4	1	8

Twelve months ending:
December 31, 2025	178	12	13	4	29
December 31, 2026	156	11	11	3	25
December 31, 2027	138	9	9	3	21
December 31, 2028	122	8	8	3	19

Five years ending:
December 31, 2033	63	27	32	11	70
December 31, 2038	30	11	22	7	40
December 31, 2043 and thereafter	-	8	22	4	34
Total		$99	$133	$39	$271

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

In establishing case basis loss reserves, the Company calculates the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and the weighted average remaining life of the insurance contract as required by accounting principles for financial guarantee contracts. Yields on U.S. Treasury offerings are used to discount loss reserves denominated in U.S. dollars, which represent the majority of the loss reserves. Similarly, yields on foreign government offerings are used to discount loss reserves denominated in currencies other than the U.S. dollar. Significant changes in discount rates from period to period may have a material impact on the present value of the Company’s loss reserves and expected recoveries. In addition, if the Company were to apply different discount rates, its case basis reserves may have been higher or lower than those established as of December 31, 2023. For example, a higher discount rate applied to expected future payments would have decreased the amount of a case basis reserve established by the Company and a lower rate would have increased the amount of a reserve established by the Company. Similarly, a higher discount rate applied to the potential future recoveries would have decreased the amount of a loss recoverable established by the Company and a lower rate would have increased the amount of a loss recoverable established by the Company.

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

RMBS Case Basis Reserves (Financial Guarantees)

The Company’s RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company calculated RMBS case basis reserves as of December 31, 2023 using a process called the Roll Rate Methodology (“Roll Rate Methodology”). The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Roll Rate is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off or liquidated. The loss reserve estimates are based on a probability-weighted average of potential scenarios of loan losses. Additional data used for both first and second-lien loans include historic averages of deal specific voluntary prepayment rates, forward projections of the secured overnight financing rate, and historic averages of deal-specific loss severities. Where applicable, the Company factors in termination scenarios when clean up calls are imminent.

In calculating ultimate cumulative losses for RMBS, the Company estimates the amount of first-lien loans that are expected to be liquidated in the future through foreclosure or short sale, and estimates the amount of second-lien loans that are expected to be charged-off (deemed uncollectible by servicers of the transactions). The time to liquidation for a defaulted loan is specific to the loan’s delinquency bucket.

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

Summary of Loss and LAE Reserves and Recoveries

The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs for the international and structured finance insurance segment, which are included in the Company’s consolidated balance sheets as of December 31, 2023 and 2022 are presented in the following table:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

	As of December 31, 2023		As of December 31, 2022
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (1)	Insurance loss recoverable	Loss and LAE reserves (1)
U.S. Public Finance Insurance	$152	$230	$107	$154
International and Structured Finance Insurance:
Before VIE eliminations	32	335	32	488
VIE eliminations	(1)	(92)	(2)	(203)
Total international and structured finance insurance	31	243	30	285
Total	$183	$473	$137	$439

(1) - Amounts are net of estimated recoveries of expected future claims.

Changes in Loss and LAE Reserves

Loss and LAE reserves represent the Company’s estimate of future claims and LAE payments, net of any future recoveries of such payments. The following tables present changes in the Company’s loss and LAE reserves for the years ended December 31, 2023 and 2022. Changes in loss and LAE reserves, with the exception of loss and LAE payments and the impact of the revaluation of loss reserves denominated in amounts other than U.S. dollars, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of December 31, 2023, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 3.97%. LAE reserves are generally expected to be settled within a one-year period and are not discounted. As of December 31, 2023 and 2022, the Company’s gross loss and LAE reserves included $8 million and $12 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2023
Gross Loss						Gross Loss
and LAE		Accretion			Changes in	and LAE
Reserves as of	Loss	of Claim	Changes in		Unearned	Reserves as of
December 31,	and LAE	Liability	Discount	Changes in	Premium	December 31,
2022	Payments	Discount	Rates	Assumptions (1)	Revenue	2023
$439	$(214)	$15	$(4)	$235	$2	$473

(1) - Includes changes in amount and timing of estimated payments and recoveries.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2022
Gross Loss						Gross Loss
and LAE		Accretion			Changes in	and LAE
Reserves as of	Net Loss	of Claim	Changes in		Unearned	Reserves as of
December 31,	and LAE	Liability	Discount	Changes in	Premium	December 31,
2021	Payments (1)	Discount	Rates	Assumptions (2)	Revenue	2022
$894	$(960)	$21	$(102)	$570	$16	$439

(1) - Amount is net of recoveries received.

(2) - Includes changes in amount and timing of estimated payments and recoveries.

The increase in the Company’s loss and LAE reserves was primarily due to updated scenarios to reflect the Amended PSA with PREPA as well as accretion, partially offset by claims payments on PREPA and the termination of a first-lien RMBS insured transaction.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Changes in Insurance Loss Recoverable

Insurance loss recoverable represents the Company’s estimate of expected recoveries on paid claims and LAE. The Company recognizes potential recoveries on paid claims based on the probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. The following tables present changes in the Company’s insurance loss recoverable for the years ended December 31, 2023 and 2022. Changes in insurance loss recoverable with the exception of collections, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable
		for the Year Ended December 31, 2023
	Gross					Gross
	Recoverable					Recoverable
	as of		Accretion	Changes in		as of
	December 31,	Collections	of	Discount	Changes in	December 31,
In millions	2022	for Cases	Recoveries	Rates	Assumptions	2023
Insurance loss recoverable	$137	$(8)	$6	$-	$48	$183

		Changes in Insurance Loss Recoverable
		for the Year Ended December 31, 2022
	Gross					Gross
	Recoverable					Recoverable
	as of		Accretion	Changes in		as of
	December 31,	Collections	of	Discount	Changes in	December 31,
In millions	2021	for Cases	Recoveries	Rates	Assumptions	2022

Insurance loss recoverable	$1,296	$(1,608)	$7	$(22)	$464	$137

The increase in the Company’s insurance loss recoverable during 2023 was primarily due to the PREPA debt service payments, and includes a change in scenarios to reflect the current status of a proposed settlement which is expected in 2024.

The decrease in the Company’s insurance loss recoverable during 2022 was primarily due to the receipt of recoveries from the Puerto Rico Commonwealth GO ("GO") and Puerto Rico Highway and Transportation Authority ("HTA") settlements and from the sale of PREPA bankruptcy claims. In addition, the decrease was due to the receipt of the remaining collateral in the Zohar CDOs to MBIA Corp. As a result of this distribution, the insurance loss recoverable was replaced with the fair values of MBIA Corp.’s interests in entities compromising the collateral. Refer “Note 1: Business Developments and Risks and Uncertainties” to for further information on the Company’s accounting for these interests.

Loss and LAE Activity

For 2023, the incurred loss primarily relates to updating PREPA scenarios to reflect the Amended PSA, which resulted in lower net expected recoveries. Changes in scenario assumptions also include extending the effective date of a settlement until 2024. In addition, for 2023, the incurred loss included the termination of a first-lien RMBS insured transaction.

For 2022, the loss and LAE incurred primarily related to changes in the Company's estimate of expected recoveries on National's PREPA exposure. PREPA loss reserves and recoveries included certain assumptions about the timing and amount of claims payments and recoveries. National's expected recoveries on PREPA reflected assumptions from the PREPA PSA agreed to in January of 2023. In addition, an increase in risk-free rates during 2022 attributed to the decrease in National's estimated present value of expected PREPA recoveries. This was partially offset by loss incurred benefits related to HTA and GO recoveries to reflect the fair values of the consideration received as of the acquisition date, which was higher than previous estimates. Additionally, an increase in risk-free rates during 2022, resulted in a decrease in the present value of net case reserves on first-lien RMBS.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

For 2021, loss and LAE incurred primarily related to changes in loss and recovery scenario assumptions on HTA, PREPA, GO, CDO and RMBS credits, and changes in risk-free rates. National modified its HTA scenarios to reflect the most recent Plan of Adjustment including certain assumptions about recovery valuation on the date it expected to receive cash, bonds, and a CVI, which resulted in a decreased recovery value. National modified its PREPA scenarios to reflect assumptions about actual and anticipated sales of the recoverables on PREPA bankruptcy claims that have been fully satisfied by National’s insurance claim payments, which decreased its expected PREPA recoveries, partially offset by additional expected recoveries under the PREPA RSA. With regard to GO, National recorded a benefit as a result of modifying its scenario assumptions to incorporate the final terms of the Plan of Adjustment. This included a commutation of 27% of National’s outstanding insured bonds and an acceleration of National’s remaining insured bonds. In addition, National updated its GO loss reserve scenarios to include certain assumptions about recovery valuation on the date it expected to receive cash, bonds and a CVI. For CDOs, the Company incurred losses related to a decline in estimated recoveries of paid claims. The increase in risk free rates during 2021 resulted in unfavorable changes in future recoveries on unpaid losses on certain Puerto Rico exposure and favorable changes in unpaid losses on the Company’s insured first-lien RMBS exposure.

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For 2023, 2022 and 2021 gross LAE related to remediating insured obligations were $6 million, $3 million and $47 million, respectively.

Surveillance Categories

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2023:

	Surveillance Categories
	Caution	Caution	Caution
	List	List	List	Classified
$ in millions	Low	Medium	High	List	Total
Number of policies	35	-	-	94	129
Number of issues (1)	13	-	-	77	90
Remaining weighted average contract period (in years)	5.6	-	-	7.1	6.3
Gross insured contractual payments outstanding: (2)
Principal	$1,336	$-	$-	$1,244	$2,580
Interest	1,614	-	-	504	2,118
Total	$2,950	$-	$-	$1,748	$4,698
Gross Claim Liability (3)	$-	$-	$-	$651	$651
Less:
Gross Potential Recoveries (4)	-	-	-	235	235
Discount, net (5)	-	-	-	125	125
Net claim liability (recoverable)	$-	$-	$-	$291	$291
Unearned premium revenue	$9	$-	$-	$7	$16
Reinsurance recoverable on paid and unpaid losses (6)					$13

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

Note 7: Fair Value of Financial Instruments

Fair Value Measurement

Financial Assets and Liabilities

Financial assets held by the Company primarily consist of investments in debt and equity securities and loans receivables at fair value held by consolidated VIEs. Financial liabilities, excluding derivative liabilities, issued by the Company primarily consist of debt issued for general corporate purposes within its corporate segment, MTNs, investment agreements, and debt issued by consolidated VIEs. Prior to 2023, the Company’s derivative liabilities were primarily interest rate swaps which were substantially terminated during the fourth quarter of 2023. As of December 31, 2023, the Company's derivative liabilities primarily consist of a cross currency swap held within consolidated VIEs.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Substantially all of these investments are valued based on recently executed transaction prices or quoted market prices by independent third parties, including pricing services and brokers. When quoted market prices are not available, fair value is generally determined using quoted prices of similar investments or a valuation model based on observable and unobservable inputs. Inputs vary depending on the type of investment. Observable inputs include contractual cash flows, interest rate yield curves, credit default swap (“CDS”) spreads, prepayment and volatility scores, diversity scores, cross-currency basis index spreads, and credit spreads for structures similar to the financial instrument in terms of issuer, maturity and seniority. Unobservable inputs include cash flow projections, the value of any credit enhancement and for certain equity investments, EBITDA multiples, discount rates, weightings, hard asset values and type certificate values.

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

Derivatives

Prior to 2023, the corporate segment entered into derivative transactions primarily consisting of interest rate swaps. Fair values of over-the-counter derivatives were determined using valuation models based on observable inputs, nonperformance risk of the Company and nonperformance risk of the counterparties. Observable and market-based inputs included interest rate yields, credit spreads and volatilities. These derivatives were categorized in Level 2 of the fair value hierarchy based on the lowest level input that was significant to the fair value measurement in its entirety.

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

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	Fair Value as of			Range
	December 31,			(Weighted
In millions	2023	Valuation Techniques	Unobservable Input	Average)
Assets:
Equity Investments	$108	Discounted cash flow	EBITDA multiples (1)
			Discount rate (1)
			Weightings (1)
		Sum of the parts	Hard asset values (1)
			Type certificate values (1)
			Weightings (1)
Assets of consolidated VIEs:
Loans receivable at fair value	35	Market prices of similar liabilities or internal cash flow models adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	27% - 27% (27%) (2)
Liabilities of consolidated VIEs:
Variable interest entity notes	78	Market prices of VIE assets adjusted for financial guarantees provided or market prices of similar liabilities	Impact of financial guarantee	74% - 74% (74%) (2)

(1) - Ranges for EBITDA multiples, discount rate, weightings, hard asset values and type certificate values are not meaningful.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of December 31, 2023 and 2022:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance as of
	Assets	Inputs	Inputs	December 31,
In millions	(Level 1)	(Level 2)	(Level 3)	2023
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$705	$7	$-	$712
State and municipal bonds	-	123	-	123
Foreign governments	-	18	-	18
Corporate obligations	-	496	1	497
Mortgage-backed securities:
Residential mortgage-backed agency	-	149	-	149
Residential mortgage-backed non-agency	-	34	-	34
Commercial mortgage-backed	-	14	-	14
Asset-backed securities:
Collateralized debt obligations	-	146	-	146
Other asset-backed	-	46	-	46
Total fixed-maturity investments	705	1,033	1	1,739
Money market securities	34	-	-	34
Equity investments	39	8	108	155
Cash and cash equivalents	104	-	-	104
Assets of consolidated VIEs:
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	10	-	10
Commercial mortgage-backed	-	10	-	10
Asset-backed securities:
Collateralized debt obligations	-	1	-	1
Other asset-backed	-	1	-	1
Cash	3	-	-	3
Loans receivable at fair value:
Residential loans receivable	-	-	35	35
Other assets	-	-	2	2
Total assets	$885	$1,063	$146	$2,094
Liabilities:
Medium-term notes	$-	$-	$40	$40
Derivative liabilities:
Insured credit derivatives	-	1	-	1
Non-insured interest rate derivatives	-	1	-	1
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	78	78
Currency derivatives	-	-	14	14
Total liabilities	$-	$2	$132	$134

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

Level 3 assets at fair value as of December 31, 2023 and 2022 represented approximately 7% of total assets measured at fair value. Level 3 liabilities at fair value as of December 31, 2023 and 2022 represented approximately 99% and 82%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of December 31, 2023 and 2022. The majority of the financial assets and liabilities that the Company requires fair value reporting or disclosures are valued based on the Company’s or a third party’s estimate of discounted cash flow model estimates, or quoted market values for identical or similar products.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant	Fair Value	Carry Value
	Active Markets for	Other Observable	Unobservable	Balance as of	Balance as of
	Identical Assets	Inputs	Inputs	December 31,	December 31,
In millions	(Level 1)	(Level 2)	(Level 3)	2023	2023
Assets:
Other investments	$-	$-	$3	$3	$3
Total assets	$-	$-	$3	$3	$3
Liabilities:
Long-term debt	$-	$287	$-	$287	$2,585
Medium-term notes	-	-	291	291	455
Investment agreements	-	-	243	243	221
Liabilities of consolidated VIEs:
Variable interest entity loans payable	-	-	3	3	3
Total liabilities	$-	$287	$537	$824	$3,264
Financial Guarantees:
Gross liability (recoverable)	$-	$-	$837	$837	$522
Ceded recoverable (liability)	-	-	20	20	16

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant	Fair Value	Carry Value
	Active Markets for	Other Observable	Unobservable	Balance as of	Balance as of
	Identical Assets	Inputs	Inputs	December 31,	December 31,
In millions	(Level 1)	(Level 2)	(Level 3)	2022	2022
Liabilities:
Long-term debt	$-	$330	$-	$330	$2,428
Medium-term notes	-	-	310	310	458
Investment agreements	-	-	257	257	233
Liabilities of consolidated VIEs:
Variable interest entity loans payable	-	-	2	2	2
Total liabilities	$-	$330	$569	$899	$3,121
Financial Guarantees:
Gross liability (recoverable)	$-	$-	$864	$864	$568
Ceded recoverable (liability)	-	-	21	21	15

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the years ended December 31, 2023 and 2022:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2023

											Change in	Change in
											Unrealized	Unrealized
											Gains	Gains
											(Losses) for	(Losses) for
											the Period	the Period
											Included in	Included in
		Total									Earnings for	OCI for
		Gains /	Unrealized								Assets	Assets
		(Losses)	Gains /								still held	still held
	Balance	Included	(Losses)					Transfers	Transfers		as of	as of
	Beginning	in	Included					into	out of	Ending	December 31,	December 31,
In millions	of Year	Earnings	in OCI(1)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2023	2023(1)
Assets:
Corporate obligations	$-	$-	$-	$-	$-	$-	$-	$1	$-	$1	$-	$-
Equity investments	115	(7)	-	-	-	-	-	-	-	108	(7)	-
Assets of consolidated VIEs:
Loans receivable - residential	78	(33)	-	-	-	(9)	(1)	-	-	35	1	-
Other	23	4	-	-	-	-	(25)	-	-	2	(1)	-
Total assets	$216	$(36)	$-	$-	$-	$(9)	$(26)	$1	$-	$146	$(7)	$-

											Change in	Change in
											Unrealized	Unrealized
											(Gains)	(Gains)
											Losses for	Losses for
											the Period	the Period
											Included in	Included in
		Total	Unrealized								Earnings for	OCI for
		(Gains) /	(Gains) /								Liabilities	Liabilities
		Losses	Losses								still held	still held
	Balance,	Included	Included in					Transfers	Transfers		as of	as of
	Beginning	in	Credit Risk					into	out of	Ending	December 31,	December 31,
In millions	of Year	Earnings	in OCI(2)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2023	2023(2)
Liabilities:
Medium-term notes	$41	$5	$(6)	$-	$-	$-	$-	$-	$-	$40	$5	$(6)
Liabilities of consolidated VIEs:
VIE notes	172	25	(38)	-	62	(46)	(97)	-	-	78	2	2
Currency derivatives	6	8	-	-	-	-	-	-	-	14	8	-
Total liabilities	$219	$38	$(44)	$-	$62	$(46)	$(97)	$-	$-	$132	$15	$(4)

(1) - Reported within the "Unrealized gains (losses) on available-for-sale securities" on MBIA's Consolidated Statement of Comprehensive Income/Loss.

(2) - Reported within the "Instrument-specific credit risk of liabilities measured at fair value" on MBIA's Consolidated Statement of Comprehensive Income/Loss.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2022

											Change in	Change in
											Unrealized	Unrealized
											Gains	Gains
											(Losses) for	(Losses) for
											the Period	the Period
											Included in	Included in
		Total									Earnings for	Earnings for
		Gains /	Unrealized								Assets	Assets
		(Losses)	Gains /								still held	still held
	Balance,	Included	(Losses)					Transfers	Transfers		as of	as of
	Beginning	in	Included					into	out of	Ending	December 31,	December 31,
In millions	of Year	Earnings	in OCI(1)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2022	2022(1)
Assets:
Residential mortgage- backed non-agency	$-	$2	$-	$59	$-	$(11)	$(50)	$-	$-	$-	$-	$-
Equity securities	-	14	-	101	-	-	-	-	-	115	-	-
Assets of consolidated VIEs:
Collateralized debt obligations	4	-	-	-	-	(4)	-	-	-	-	-	-
Loans receivable - residential	77	10	-	-	-	(9)	-	-	-	78	5	-
Currency derivatives	9	(9)	-	-	-	-	-	-	-	-	(9)	-
Other	14	9	-	-	-	-	-	-	-	23	9	-
Total assets	$104	$26	$-	$160	$-	$(24)	$(50)	$-	$-	$216	$5	$-

											Change in	Change in
											Unrealized	Unrealized
											(Gains)	(Gains)
											Losses for	Losses for
											the Period	the Period
											Included in	Included in
		Total									Earnings for	OCI for
		(Gains) /	Unrealized								Liabilities	Liabilities
		Losses	(Gains) /								still held	still held
	Balance,	Included	Losses					Transfers	Transfers		as of	as of
	Beginning	in	Included					into	out of	Ending	December 31,	December 31,
In millions	of Year	Earnings	in OCI(2)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2022	2022(2)
Liabilities:
Medium-term notes	$98	$(24)	$16	$-	$-	$(49)	$-	$-	$-	$41	$(23)	$17
Liabilities of consolidated VIEs:
VIE notes	291	14	(2)	-	-	(131)	-	-	-	172	(10)	14
Currency derivatives	-	6	-	-	-	-	-	-	-	6	6	-
Total liabilities	$389	$(4)	$14	$-	$-	$(180)	$-	$-	$-	$219	$(27)	$31

(1) - Reported within the "Unrealized gains (losses) on available-for-sale securities" on MBIA's Consolidated Statement of Comprehensive Income/Loss.

(2) - Reported within the "Instrument-specific credit risk of liabilities measured at fair value" on MBIA's Consolidated Statement of Comprehensive Income/Loss.

For the year ended December 31, 2023, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.

For the year ended December 31, 2023, transfers into Level 3 and out of Level 2 were related to corporate obligations, where inputs, which are significant to their valuation, became unobservable during the year. These inputs included spreads, prepayment speeds, default speeds, default severities, yield curves observable at commonly quoted intervals, and market corroborated inputs. There were no transfers out of Level 3.

For the year ended December 31, 2022, there were no transfers into or out of Level 3.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the years ended December 31, 2023, 2022 and 2021 are reported on the Company’s consolidated statements of operations as follows:

				Change in Unrealized Gains (Losses)
				for the Period Included in Earnings
	Total Gains (Losses)			for Assets and Liabilities still
In millions	Included in Earnings			held as of December 31,
	2023	2022	2021	2023	2022	2021
Revenues:
Net gains (losses) on financial instruments at fair value and foreign exchange	$(12)	$40	$17	$(12)	$23	$17
Revenues of consolidated VIEs (1)	(62)	(10)	(15)	(10)	9	-
Total	$(74)	$30	$2	$(22)	$32	$17

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following table presents the gains and (losses) included in the Company's consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 for financial instruments for which the fair value option was elected:

	Years Ended December 31,
In millions	2023	2022	2021
Investments carried at fair value (1)	$1	$(17)	$3
Fixed-maturity securities held at fair value-VIE (3)	(4)	(5)	4
Loans receivable and other instruments at fair value:
Residential mortgage loans (3)	(33)	10	32
Loan repurchase commitments (2)	-	-	(4)
Other assets-VIE (3)	4	9	-
Medium-term notes (1)	(5)	24	17
Variable interest entity notes (3)	(25)	(20)	(50)

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

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2023 and 2022 for loans and notes for which the fair value option was elected:

	As of December 31, 2023			As of December 31, 2022
	Contractual			Contractual
	Outstanding	Fair		Outstanding	Fair
In millions	Principal	Value	Difference	Principal	Value	Difference
Loans receivable at fair value:
Residential mortgage loans - current	$18	$18	$-	$39	$39	$-
Residential mortgage loans (90 days or more past due)	58	17	41	149	39	110
Total loans receivable and other instruments at fair value	$76	$35	$41	$188	$78	$110
Variable interest entity notes	$328	$78	$250	$780	$172	$608
Medium-term notes	$55	$40	$15	$53	$41	$12

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

Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option

As of December 31, 2023 and 2022, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were losses of $1 million and $45 million, respectively, reported in “Accumulated other comprehensive income” on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the years ended December 31, 2023, 2022 and 2021, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $45 million, $18 million and $36 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments

Investments, excluding equity instruments, those elected under the fair value option and those classified as trading, primarily consist of debt instruments classified as AFS.

The following tables present the amortized cost, allowance for credit losses, corresponding gross unrealized gains and losses and fair value for AFS investments in the Company’s consolidated investment portfolio as of December 31, 2023 and 2022:

	December 31, 2023
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
In millions	Cost	Losses	Gains	Losses	Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$721	$-	$1	$(18)	$704
State and municipal bonds	128	-	3	(8)	123
Foreign governments	19	-	1	(2)	18
Corporate obligations	505	-	2	(90)	417
Mortgage-backed securities:
Residential mortgage-backed agency	149	-	-	(14)	135
Residential mortgage-backed non-agency	31	-	1	(5)	27
Commercial mortgage-backed	13	-	-	-	13
Asset-backed securities:
Collateralized debt obligations	96	-	1	(1)	96
Other asset-backed	26	-	-	(2)	24
Total AFS investments	$1,688	$-	$9	$(140)	$1,557

	December 31, 2022
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
In millions	Cost	Losses	Gains	Losses	Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$541	$-	$5	$(38)	$508
State and municipal bonds	173	-	2	(11)	164
Foreign governments	23	-	-	(3)	20
Corporate obligations	862	-	1	(148)	715
Mortgage-backed securities:
Residential mortgage-backed agency	217	-	-	(22)	195
Residential mortgage-backed non-agency	96	-	3	(11)	88
Commercial mortgage-backed	24	-	-	(1)	23
Asset-backed securities:
Collateralized debt obligations	117	-	-	(5)	112
Other asset-backed	110	-	-	(4)	106
Total AFS investments	$2,163	$-	$11	$(243)	$1,931

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following table presents the distribution by contractual maturity of AFS fixed-maturity securities at amortized cost, net of allowance for credit losses, and fair value as of December 31, 2023. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities
	Net
	Amortized	Fair
In millions	Cost	Value
Due in one year or less	$573	$573
Due after one year through five years	162	158
Due after five years through ten years	192	169
Due after ten years	446	362
Mortgage-backed and asset-backed	315	295
Total fixed-maturity investments	$1,688	$1,557

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of December 31, 2023 and 2022 was $11 million and $10 million, respectively. These deposits are required to comply with state insurance laws.

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of December 31, 2023 and 2022, the fair value of securities pledged as collateral for these investment agreements were $241 million and $251 million, respectively. The Company’s collateral as of December 31, 2023 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks.

Impaired Investments

The following tables present the non-credit related gross unrealized losses related to AFS investments as of December 31, 2023 and 2022:

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$11	$-	$143	$(18)	$154	$(18)
State and municipal bonds	23	(1)	57	(7)	80	(8)
Foreign governments	-	-	6	(2)	6	(2)
Corporate obligations	17	-	337	(90)	354	(90)
Mortgage-backed securities:
Residential mortgage-backed agency	-	-	118	(14)	118	(14)
Residential mortgage-backed non-agency	3	-	21	(5)	24	(5)
Commercial mortgage-backed	4	-	3	-	7	-
Asset-backed securities:
Collateralized debt obligations	-	-	89	(1)	89	(1)
Other asset-backed	-	-	22	(2)	22	(2)
Total AFS investments	$58	$(1)	$796	$(139)	$854	$(140)

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

Gross unrealized losses on AFS investments decreased as of December 31, 2023 compared with December 31, 2022 primarily due to the reversal of unrealized losses into earnings driven by sales of investments and, to a lesser extent, also due to lower interest rates and tighter credit spreads.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of December 31, 2023 and 2022 was 14 years. As of December 31, 2023 and 2022, there were 450 and 210 securities, respectively, that were in an unrealized loss position for a continuous twelve- month period or longer, of which, fair values of 365 and 190 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of December 31, 2023:

	AFS Securities
Percentage of Fair Value	Number of	Book Value	Fair Value
Below Book Value	Securities	(in millions)	(in millions)
> 5% to 15%	194	$329	$293
> 15% to 25%	99	209	169
> 25% to 50%	70	185	127
> 50%	2	-	-
Total	365	$723	$589

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

As of December 31, 2023, the Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of December 31, 2023 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities' fair values have been written down to fair value. For the years ended December 31, 2023 and 2022, impairment loss due to intent to sell securities in an unrealized position was $8 million and $21, respectively, and reported in "Other net realized gains (losses)" on the Company's consolidated results of operations.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Determination of Credit Losses on Guaranteed by the Company on Other Third-Party Guarantors

The Company does not recognize credit losses on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. Refer to "Note 2: Significant Accounting Policies" included herein for information about the Company's loss reserving policy and "Note 6: Loss and Loss Adjustment Expense Reserves" for information about loss reserves.

The following table provides information about securities held by the Company as of December 31, 2023 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company. The Company did not hold any securities in an unrealized loss position that were insured by a third-party financial guarantor as of December 31, 2023.

		Unrealized	Insurance Loss
In millions	Fair Value	Loss	Reserve (1)
Mortgage-backed	$18	$(4)	$22
Corporate obligations	78	(34)	-
Total	$96	$(38)	$22

(1) - Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured and are discounted using a discount rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract and may differ from the fair value.

Allowance for Credit Losses Rollforward for AFS

The following table presents the rollforward of allowance for credit losses on AFS investments for the year ended December 31, 2022. The additions to the allowance for credit losses for year ended December 31, 2022 were related to concerns on an issuer’s credit deterioration as a result of the Ukraine and Russia conflict. Such allowance for credit losses was reversed in the same year due to the Company's intent to sell these securities. The Company did not establish an allowance for credit losses for AFS securities during 2023.

	Years Ended December 31, 2022
	Balance	Additions	Additions	Reductions	Reductions-	Change in			Balance
	as of	not	arising	from	Intent	Allowance			as of
	December 31,	previously	from PCD	Securities	to sell	Previously	Write		December 31,
In millions	2021	recorded	Assets	Sold	or MLTN	Recorded	Offs	Recoveries	2022
AFS Investments
Fixed-maturity investments:
Corporate obligations	$-	$3	$-	$-	$3	$-	$-	$-	$-
Total Allowance on AFS investments	$-	$3	$-	$-	$3	$-	$-	$-	$-

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Sales of Available-for-Sale Investments

Gross realized gains and losses from sales of AFS investments are recorded within “Net realized investment gains (losses)”on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Years Ended December 31,
In millions	2023	2022	2021
Proceeds from sales	$943	$1,100	$597
Gross realized gains	$4	$5	$12
Gross realized losses	$(79)	$(47)	$(9)

Equity and Trading Investments

Equity and trading investments are included within “Investments carried at fair value” on the Company’s consolidated balance sheets. Unrealized gains and losses recognized on equity and trading investments held as of the end of each period for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Years Ended December 31,
In millions	2023	2022	2021
Net gains (losses) recognized during the period on equity and trading securities	$(2)	$(21)	$6
Less:
Net gains (losses) recognized during the period on equity and trading securities sold during the period	-	(6)	1
Unrealized gains (losses) recognized during the period on equity and trading securities still held at the reporting date	$(2)	$(15)	$5

Note 9: Derivative Instruments

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

In the fourth quarter of 2023, the Company terminated substantially all of the derivative interest rate swaps used to manage the risks associated with fluctuations in interest rates in the corporate segment.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

Credit Derivatives Sold

The following tables present information about credit derivatives sold by the Company’s insurance operations that were outstanding as of December 31, 2023 and 2022. Credit ratings represent the lower of underlying ratings assigned to the collateral by Moody’s Investor Services (“Moody’s”), Standard & Poor’s Financial Services, LLC (“S&P”) or MBIA.

$ in millions	As of December 31, 2023
		Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured swaps	13.3 Years	$-	$42	$962	$205	$60	$1,269	$(1)
Total fair value		$-	$-	$-	$-	$(1)		$(1)

$ in millions	As of December 31, 2022
Notional Value
Credit Derivatives Sold	Weighted Average Remaining Expected Maturity	AAA	AA	A	BBB	Below Investment Grade	Total Notional	Fair Value Asset (Liability)
Insured swaps	13.7 Years	$-	$50	$1,013	$227	$60	$1,350	$-
Total fair value		$-	$-	$-	$-	$-		$-

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

Counterparty Credit Risk

For the interest rate swaps the Company terminated in the corporate segment during the fourth quarter of 2023, the Company managed counterparty credit risk on an individual counterparty basis through master netting agreements. These agreements allowed the Company to contractually net amounts due from a counterparty with those amounts due to such counterparty when certain triggering events occurred. The Company only executed swaps under master netting agreements, which typically contained mutual credit downgrade provisions that generally provided the ability to require assignment or termination in the event either MBIA or the counterparty was downgraded below a specified credit rating.

Under these agreements, the Company might receive or provide cash, U.S. Treasury or other highly rated securities to secure counterparties’ exposure to the Company or its exposure to counterparties, respectively. Such collateral was available to the holder to pay for replacing the counterparty in the event that the counterparty defaults. As of December 31, 2022, the Company did not hold or post cash collateral to derivative counterparties.

As of December 31, 2022, the Company had securities with a fair value of $73 million posted to derivative counterparties, and the amount is included within “Fixed-maturity securities held as available-for-sale, at fair value” on the Company’s consolidated balance sheets.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

As of December 31, 2023 and 2022, the fair value on the one remaining interest rate swap, Credit Support Annex (“CSA”) was a liability of $1 million. This CSA governs collateral posting requirements between MBIA and its derivative counterparties. As of December 31, 2023 and 2022, the counterparty was rated Aa3 by Moody’s and A+ by S&P.

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

The following tables present the total fair value of the Company’s derivative assets and liabilities by instrument and balance sheet location, before counterparty netting, as of December 31, 2023 and 2022:

	December 31, 2023
In millions		Derivative Assets		Derivative Liabilities
	Notional
	Amount		Fair		Fair
Derivative Instruments	Outstanding	Balance Sheet Location	Value	Balance Sheet Location	Value
Not designated as hedging instruments:
Insured swaps	$1,269	Other assets	$-	Derivative liabilities	$(1)
Interest rate swaps	55	Other assets	-	Derivative liabilities	(1)
Currency swaps-VIE	39	Other assets-VIE	-	Derivative liabilities-VIE	(14)
Total non-designated derivatives	$1,363		$-		$(16)

	December 31, 2022
In millions		Derivative Assets		Derivative Liabilities
	Notional
	Amount		Fair		Fair
Derivative Instruments	Outstanding	Balance Sheet Location	Value	Balance Sheet Location	Value
Not designated as hedging instruments:
Insured swaps	$1,350	Other assets	$-	Derivative liabilities	$-
Interest rate swaps	380	Other assets	-	Derivative liabilities	(49)
Currency swaps-VIE	36	Other assets-VIE	-	Derivative liabilities-VIE	(6)
Total non-designated derivatives	$1,766		$-		$(55)

The Company has elected to bifurcate the complex interest calculations embedded in certain MTNs into separate derivatives. The fair value of the bifurcate embedded derivatives is measured quarterly and in accordance with the accounting guidance for derivative instruments and hedging activities, the balance sheet location of the Company’s embedded derivative instruments is determined by the location of the related host contract, MTNs. The change in fair value of the Company's embedded derivatives is primarily driven by the redemption of their related MTNs. As of December 31, 2023 and 2022, the Company had embedded derivative assets of $1 million and embedded derivative liabilities of $3 million and $2 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Derivative Instruments (continued)

The following table presents the effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021:

In millions
Derivatives Not Designated		Years Ended December 31,
as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2023	2022	2021
Insured swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$-	$1	$-
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	13	79	18
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(7)	(15)	3
Total		$6	$65	$21

Note 10: Debt

Long-Term Debt

The Company’s long-term debt consists of notes and debentures including accrued interest as follows:

	As of December 31,
In millions	2023	2022
7.000% Debentures due 2025	$45	$45
7.150% Debentures due 2027	96	96
6.625% Debentures due 2028	112	112
5.700% Senior Notes due 2034 (1)	21	21
Surplus Notes due 2033 (2)	940	940
Accrued interest	1,378	1,222
Debt issuance costs	(7)	(8)
Total	$2,585	$2,428

(1) - Callable anytime at the greater of par or the present value of the remaining scheduled payments of principal and interest.

(2) - Contractual interest rate is based on three month LIBOR plus 11.26% until June 30, 2023. In connection with the Company's transition from LIBOR, effective July 1, 2023, the interest rate is based on three-month term Secured Overnight Financing Rate ("SOFR") plus 11.52161% at each future reset date.

During 2022, MBIA Corp. purchased $24 million principal amount of MBIA Inc. 6.625% Debentures due 2028, $4 million principal amount of MBIA Inc. 7.150% Debentures due 2027 and $1 million principal amount of MBIA Inc. 7.000% Debentures due 2025. As of December 31, 2023, National owned $308 million principal amount of the 5.700% Senior Notes due 2034 and $10 million principal amount of MBIA Inc. 7.000% Debentures due 2025; MBIA Corp. owned $29 million principal amount of MBIA Inc. 6.625% Debentures due 2028, $5 million principal amount of MBIA Inc. 7.150% Debentures due 2027 and $1 million principal amount of MBIA Inc. 7.000% Debentures due 2025; and MBIA Inc., through its corporate segment, owned $13 million of MBIA Corp. surplus notes. These amounts are eliminated in the Company’s consolidated financial statements.

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

The aggregate maturities of principal payments of long-term debt obligations in each of the next five years ending December 31, and thereafter, are as follows:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Debt (continued)

In millions	2024	2025	2026	2027	2028	Thereafter	Total
Corporate debt	$—	$45	$—	$96	$112	$21	$274
Surplus Notes due 2033	—	—	—	—	—	940	940
Total debt obligations due	$—	$45	$—	$96	$112	$961	$1,214

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

Investment agreements have been issued with fixed interest rates in U.S. dollars. As of December 31, 2023 and 2022, the annual interest rates on these agreements ranged from 4.78% to 6.88% and the weighted average interest rates were 6.06% and 6.09%, respectively. Expected principal payments due under these investment agreements in each of the next five years ending December 31, and thereafter, based upon contractual maturity dates, are as follows:

Principal
In millions	Amount
Maturity date:
2024	$23
2025	35
2026	59
2027	29
2028	29
Thereafter (through 2037)	63
Total expected principal payments (1)	$238
Less discount and other adjustments (2)	17
Total	$221

(1)- Amounts reflect principal due at maturity for investment agreements issued at a discount.

(2)- Discount is net of carrying amount adjustment of $2 million and accrued interest adjustment of $4 million.

Medium-Term Notes

MTNs have been issued with fixed or floating interest rates in U.S. dollars or Euros. Floating rates on Euro-denominated MTNs are floored at 0% when the actual floating rates become negative. Certain MTNs are measured at fair value in accordance with the accounting guidance in Accounting Standards Codification Topic 815, “Derivatives and Hedging”. As of December 31, 2023, the interest rates of the MTNs ranged from 2.21% to 5.90% and the weighted average interest rate was 4.76%. As of December 31, 2022, the interest rates of the MTNs ranged from 2.06% to 5.90% and the weighted average interest rate was 4.65%. Expected principal payments due under MTN obligations based on their contractual maturity dates are as follows:

Principal
In millions	Amount
Maturity date:
2024	$34
2025	32
2026	—
2027	2
2028	30
Thereafter (through 2035)	572
Total expected principal payments (1)	$670
Less discount and other adjustments (2)	173
Total	$497

(1)- Amounts reflect principal due at maturity for notes issued at a discount.

(2)- Discount is net of carrying amount and market value adjustments of $12 million and accrued interest adjustment of $3 million.

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

As of December 31, 2023 and 2022, the aggregate unpaid contractual principal of consolidated VIE notes was $328 million and $780 million, respectively. As of December 31, 2023 and 2022, the unpaid contractual principal of MBIA-insured consolidated VIE notes was $96 million and $189 million, respectively, which excludes liabilities where the Company’s insured exposure has been fully offset by way of loss remediation transactions. Refer to “Note 7: Fair Value of Financial Instruments” for information about the fair values of consolidated VIE notes.

The following table provides the expected principal payments due under MBIA-insured consolidated VIE notes as of December 31, 2023, which are net of principal payments where the Company’s insured exposure has been fully offset by way of loss remediation transactions. For RMBS consolidated VIEs, principal amounts are based on the expected maturity dates and for all other consolidated VIEs, principal amounts are based on the contractual maturity dates.

Insured
Principal
In millions	Amount
Maturity date:
2024	$43
2025	9
2026	8
2027	4
2028	5
Thereafter (through 2038)	27
Total	$96

Following the creation of a litigation trust established to liquidate the Zohar Collateral pursuant to a plan of liquidation that became effective in August of 2022, certain lenders agreed to make term loans to fund the trust that the Company consolidates as a VIE, in an aggregate amount not to exceed the commitment amount. Loans made to the trust bear interest at 18% per annum, mature on August 2, 2027, and can be prepaid at any time in part or in whole, in some cases subject to certain fees. Accrued interest due on the interest payment date is capitalized and added to the outstanding principal in lieu of cash payment. Loans are secured by recoveries from the litigation claims transferred into the trust. Proceeds received from the settlement of the litigation claims are first applied to the outstanding loan balances and, to the extent of any excess, distributed to the trust beneficiaries or used to permanently reduce the unused commitment amounts. During 2022, the third party loan funded at a principal amount of $7 million was partially repaid and as of December 31, 2023 and 2022 the outstanding balance was $3 million and $2 million, respectively. The outstanding unfunded commitment available to the litigation trust as of December 31, 2023 was $9 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes

Income (loss) from continuing operations before provision (benefit) for income taxes consisted of:

	Years Ended December 31,
In millions	2023	2022	2021
Domestic	$(484)	$(148)	$(445)
Foreign	-	-	-
Income (loss) from continuing operations before income taxes	$(484)	$(148)	$(445)

The Company files a consolidated tax return that includes all of its U.S. subsidiaries and foreign branches. The Company also files tax returns in Spain, Mexico, and various state and local jurisdictions. Income tax expense (benefit) on income (loss) and shareholder's equity, net of changes in the Company's valuation allowance, consisted of:

	Years Ended December 31,
In millions	2023	2022	2021
Current taxes:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	1	-
Deferred taxes:
Federal	-	-	-
Foreign	-	-	-
Provision (benefit) for income taxes	-	1	-
Income taxes charged (credited) to shareholders' equity related to:
Change in unrealized gains (losses) on AFS securities	-	-	-
Change in AFS securities with OTTI	-	-	-
Change in foreign currency translation	-	-	-
Total income taxes charged (credited) to shareholders' equity	-	-	-
Total effect of income taxes	$-	$1	$-

A reconciliation of the U.S. federal statutory tax rate to the Company's effective income tax rate for the years ended December 31, 2023, 2022 and 2021 is presented in the following table:

	Years Ended December 31,
	2023	2022	2021
Federal income tax computed at the statutory rate	21.0%	21.0%	21.0%
Increase (reduction) in taxes resulting from:
Change in valuation allowance	(18.8)%	(9.4)%	(20.6)%
Deferred inventory adjustments	(1.3)%	(9.3)%	0.0%
Excessive Remuneration Sec. 162(m)	(1.1)%	(1.7)%	(0.4)%
Other	0.2%	(1.1)%	0.0%
Effective tax rate	0.0%	(0.5)%	0.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

Deferred Tax Asset, Net of Valuation Allowance

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based off of differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to the amount that is more likely than not will be realized.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2023 and 2022 are presented in the following table:

	As of
In millions	December 31, 2023	December 31, 2022
Deferred tax liabilities:
Unearned premium revenue	$34	$36
Deferred acquisition costs	7	4
Net gains on financial instruments at fair value and foreign exchange	92	121
Net deferred taxes on VIEs	11	27
Total gross deferred tax liabilities	144	188

Deferred tax assets:
Compensation and employee benefits	7	8
Accrued interest	292	259
Loss and loss adjustment expense reserves	62	148
Net operating loss	871	814
Foreign tax credits	56	57
Other-than-temporary impairments and capital loss carryforward	55	16
Net unrealized gains and losses in accumulated other comprehensive income	30	72
Other	16	13
Total gross deferred tax assets	1,389	1,387
Valuation allowance	1,245	1,199
Net deferred tax asset	$-	$-

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $1.2 billion as of December 31, 2023 and December 31, 2022. The Company will continue to analyze the valuation allowance on a quarterly basis.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Income Taxes (continued)

Treatment of Undistributed Earnings of Certain Foreign Subsidiaries - "Accounting for Income Taxes - Special Areas"

The Company's amount of undistributed earnings of certain foreign subsidiaries was not material as of December 31, 2023.

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of December 31, 2023 and 2022, the Company had no significant UTB.

Federal income tax returns through 2011 have been examined or surveyed. As of December 31, 2023, the Company’s NOL is approximately $4.1 billion. NOLs generated prior to tax reform and property and casualty NOLs generated after tax reform will expire between tax years 2026 through 2043. As of December 31, 2023, the Company has a foreign tax credit carryforward of $56 million, which will expire between tax years 2023 through 2033.

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

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law and includes several tax changes, notably a new 15% minimum tax on the book income of large corporations and a 1% excise tax on most stock buybacks. The IRA did not have a material impact on the Company’s financial results. Refer to “Note 17: Common and Preferred Stock” for further information about excise tax on stock buybacks.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

The following tables provide the Company’s segment results for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023
	U.S.		International
	Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$51	$(12)	$33	$-		$72
Net gains (losses) on financial instruments at fair value and foreign exchange	8	8	(12)	-		4
Net gains (losses) on extinguishment of debt	-	1	-	-		1
Revenues of consolidated VIEs	-	-	(70)	-		(70)
Inter-segment revenues (2)	27	54	6	(87)		-
Total revenues	86	51	(43)	(87)		7
Losses and loss adjustment	170	-	7	-		177
Amortization of deferred acquisition costs and operating	7	74	10	1		92
Interest	-	55	155	-		210
Expenses of consolidated VIEs	-	-	12	-		12
Inter-segment expenses (2)	40	24	23	(87)		-
Total expenses	217	153	207	(86)		491
Income (loss) from continuing operations before income taxes	$(131)	$(102)	$(250)	$(1)		$(484)
Identifiable assets per segment	$1,742	$755	$974	$(938)	(3)	$2,533
Assets held for sale	-	-	-	-		73
Total identifiable assets	$1,742	$755	$974	$(938)		$2,606

(1) - Consists of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).

(2) - Primarily represents intercompany service charges and intercompany net investment income and expenses.

(3) - Consists principally of intercompany reinsurance balances.

	Year Ended December 31, 2022
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues (1)	$53	$8	$39	$-		$100
Net gains (losses) on financial instruments at fair value and foreign exchange	(47)	99	(7)	-		45
Net gains (losses) on extinguishment of debt	-	5	-	(1)		4
Revenues of consolidated VIEs	-	-	5	-		5
Inter-segment revenues (2)	29	55	9	(93)		-
Total revenues	35	167	46	(94)		154
Losses and loss adjustment	143	-	(105)	-		38
Amortization of deferred acquisition costs and operating	8	55	12	1		76
Interest	-	56	124	(1)		179
Expenses of consolidated VIEs	-	-	9	-		9
Inter-segment expenses (2)	44	23	27	(94)		-
Total expenses	195	134	67	(94)		302
Income (loss) from continuing operations before income taxes	$(160)	$33	$(21)	$-		$(148)
Identifiable assets per segment	$2,491	$645	$1,132	$(973)	(3)	$3,295
Assets held for sale	-	-	-	-		80
Identifiable assets	$2,491	$645	$1,132	$(973)		$3,375

(1) - Consists of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).

(2) - Primarily represents intercompany service charges and intercompany net investment income and expenses.

(3) - Consists principally of intercompany reinsurance balances.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Business Segments (continued)

	Year Ended December 31, 2021
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations	Consolidated
Revenues (1)	$85	$13	$44	$-	$142
Net gains (losses) on financial instruments at fair value and foreign exchange	(2)	56	(14)	-	40
Net gains (losses) on extinguishment of debt	-	30	-	-	30
Revenues of consolidated VIEs	-	-	(23)	-	(23)
Inter-segment revenues (2)	27	67	12	(106)	-
Total revenues	110	166	19	(106)	189
Losses and loss adjustment	227	-	123	-	350
Amortization of deferred acquisition costs and operating	17	71	9	-	97
Interest	-	56	107	-	163
Expenses of consolidated VIEs	-	-	24	-	24
Inter-segment expenses (2)	45	22	38	(105)	-
Total expenses	289	149	301	(105)	634
Income (loss) from continuing operations before income taxes	$(179)	$17	$(282)	$(1)	$(445)

(1) - Consists of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).

(2) - Primarily represents intercompany service charges and intercompany net investment income and expenses.

Premiums on financial guarantees and insured derivatives reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes premiums earned on financial guarantees and insured derivatives by geographic location of risk for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
In millions	2023	2022	2021
Total premiums earned:
United States	$29	$45	$45
Other Americas	8	8	29
Other	-	-	1
Total	$37	$53	$75

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

The Company’s ultimate exposure to credit loss in the event of nonperformance by the issuer of the insured obligation is represented by insurance in force. Insurance in force is the estimated maximum potential exposure to insured obligations before considering the Company's various legal rights to the underlying collateral and other remedies available under its financial guarantee contract. The calculation of insurance in force includes estimates, which the Company periodically updates, relating to the expected remaining term of insured obligations supported by homogeneous pools of assets, foreign exchange rates, a municipality's taxing power, municipal revenues derived from a public project or dedicated tax or fee and other assumptions based on the characteristics of each insured obligation. The Company insures predominantly fixed-rate instruments. For variable rate contracts and contracts which reference the consumer price indices, the Company's methodology includes utilizing the respective interest rates in effect at the inception of the insurance contracts.

Actual insurance in force may differ from estimated insurance in force due to refundings, terminations and commutations, prepayments, changes in floating interest rates and consumer price indices, changes in foreign exchange rates on non-U.S. denominated insured obligations and other factors.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

As of December 31, 2023, the Company's insurance in force had an expected maturity through 2058. The distribution of MBIA Corp.’s and National’s combined insurance in force by geographic location, excluding financial obligations guaranteed by MBIA Corp. on behalf of affiliated companies, is presented in the following table:

	As of December 31,
$ in billions	2023		2022
		% of		% of
	Insurance	Insurance	Insurance	Insurance
Geographic Location	in Force	in Force	in Force	in Force
California	$13.4	22.0%	$14.8	21.8%
Illinois	6.6	10.8%	7.5	11.0%
New Jersey	3.8	6.2%	4.1	6.1%
Hawaii	3.6	6.0%	3.8	5.6%
Virginia	3.4	5.6%	3.6	5.2%
Texas	2.7	4.4%	2.9	4.2%
Oregon	1.7	2.8%	2.0	3.0%
Colorado	1.7	2.8%	1.8	2.7%
New York	1.5	2.5%	2.0	2.9%
Georgia	1.5	2.4%	1.6	2.4%
Subtotal	39.9	65.5%	44.1	64.9%
Nationally Diversified	6.7	11.1%	7.3	10.7%
Other states	11.8	19.4%	13.7	20.1%
Total United States	58.4	96.0%	65.1	95.7%
Internationally Diversified	0.2	0.3%	0.2	0.4%
Country specific	2.3	3.7%	2.7	3.9%
Total non-United States	2.5	4.0%	2.9	4.3%
Total	$60.9	100.0%	$68.0	100.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance in Force (continued)

The insurance in force and insured gross par outstanding by type of bond, excluding financial obligations guaranteed by MBIA Corp. on behalf of affiliated companies, are presented in the following table:

	As of December 31,
$ in billions	2023		2022
	Insurance	Gross Par	Insurance	Gross Par
Bond type	in Force	Amount	in Force	Amount
Global public finance - United States:
General obligation (1)	$16.8	$8.0	$19.1	$9.1
Military housing	13.2	6.6	13.8	6.8
Tax-backed	11.0	4.9	12.2	5.6
Transportation	6.5	2.1	6.9	2.2
Municipal utilities	6.4	4.6	7.6	5.2
General obligation - lease	1.0	0.7	1.3	1.0
Higher education	1.0	0.7	1.1	0.8
Health care	0.7	0.4	0.8	0.6
Investor-owned utilities (2)	0.4	0.3	0.5	0.3
Other (3)	0.1	0.0	0.1	0.1
Total United States	57.1	28.3	63.4	31.7
Global public finance - non-United States:
Sovereign-related and sub-sovereign (4)	1.3	1.0	1.5	1.2
Transportation	0.4	0.4	0.5	0.4
Other (5)	0.1	0.1	0.1	0.1
Total non-United States	1.8	1.5	2.1	1.7
Total global public finance	58.9	29.8	65.5	33.4

Global structured finance:
Mortgage-backed residential	0.9	0.6	1.2	0.8
Corporate asset-backed	0.5	0.4	0.5	0.4
Mortgage-backed commercial	0.4	0.2	0.4	0.2
Collateralized debt obligations	0.1	0.1	0.2	0.2
Consumer asset-backed	0.1	0.1	0.2	0.1
Total global structured finance	2.0	1.4	2.5	1.7
Total	$60.9	$31.2	$68.0	$35.1

(1) - Includes general obligation unlimited and limited (property) tax bonds, general fund obligation bonds and pension obligation bonds of states, cities, counties, schools and special districts.

(2) - Includes investor owned utilities, industrial development and pollution control revenue bonds.

(3) - Includes stadium related financings, municipal housing and certain non-profit enterprises.

(4) - Includes regions, departments or their equivalent in each jurisdiction as well as sovereign owned entities that are supported by a sovereign state, region or department.

(5) - Includes municipal owned entities backed by sponsoring local government, tax backed and utility transactions.

Affiliated Financial Obligations Insured by MBIA Corp.

Investment agreement contracts and MTNs issued by the Company’s corporate segment are not included in the previous tables. If MBIA Inc. or these subsidiaries were to have insufficient assets to pay amounts due, MBIA Corp. would be obligated to make such payments under its insurance policies. As of December 31, 2023, the maximum amount of future payments that MBIA Corp. could be required to make under these guarantees is $1.0 billion. These guarantees, which mature through 2037, were entered into on an arm’s length basis. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover amounts paid under the guarantee.

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

The aggregate amount of insurance in force ceded by MBIA to reinsurers was $1.7 billion and $2.0 billion as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $782 million compared with $897 million as of December 31, 2022. As of December 31, 2023, $639 million of the ceded par outstanding was ceded from the Company’s U.S. public finance insurance segment and $143 million was ceded from the Company’s international and structured finance insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. The following table presents information about the Company’s reinsurance agreements as of December 31, 2023 for its U.S. public finance and international and structured finance insurance operations.

In millions

Reinsurers	Standard & Poor's Rating (Status)	Moody's Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable/(Payable), Net(1)
Assured Guaranty Re Ltd.	AA	WR(2)	$405	$19	$10
	(Stable Outlook)
Assured Guaranty Corp.	AA	A2	328	-	2
	(Stable Outlook)	(Stable Outlook)
Others	A or above	WR(2) or above	49	-	-
	(Stable Outlook)
Total			$782	$19	$12

(1) - Total reinsurance recoverable/(payable) is primarily related to recoverables on paid and unpaid losses net of paid and unpaid salvage due to reinsurers.

(2) - Represents a withdrawal of ratings.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Insurance Regulations and Dividends (continued)

Statutory Capital and Regulations

National

For 2023, 2022 and 2021, National had a statutory net loss of $142 million, statutory net income of $75 million and $55 million, respectively. As of December 31, 2023, National’s statutory capital was $1.1 billion, consisting of policyholders’ surplus of $0.8 billion and contingency reserves of $354 million. As of December 31, 2022, National had statutory capital of $1.9 billion.

As of December 31, 2023, National was in compliance with its aggregate risk limits under NYIL, but was not in compliance with certain of its single risk limits.

MBIA Insurance Corporation

For 2023, 2022 and 2021, MBIA Insurance Corporation had a statutory net loss of $28 million, statutory net income of $46 million and statutory net loss of $129 million, respectively. As of December 31, 2023, MBIA Insurance Corporation’s statutory capital was $152 million, consisting of policyholders’ surplus of $147 million and contingency reserves of $5 million. As of December 31, 2022, MBIA Insurance Corporation had statutory capital of $169 million. MBIA Insurance Corporation’s policyholders’ surplus as of December 31, 2023 and 2022 included negative unassigned surplus of $1.9 billion. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred.

As of December 31, 2023, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. If new overages occur with respect to its single risk limits, MBIA Insurance Corporation will report them to the NYSDFS.

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

In 2023, National paid a $550 million special dividend that was approved by the NYSDFS to its ultimate parent, MBIA Inc. In addition, National declared and paid an as-of-right dividend of $97 million to its ultimate parent, MBIA Inc. During 2022, National declared and paid a dividend of $72 million to its ultimate parent, MBIA Inc.

In 2023, MBIA Insurance Corporation did not declare or pay any dividends to MBIA Inc. or the holders of its preferred stock. MBIA Insurance Corporation is currently unable to pay dividends, including those related to its preferred stock, as a result of its earned surplus deficit as of December 31, 2023 and is not expected to have any statutory capacity to pay dividends in the near term. In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excess contingency reserves in previous periods, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS.

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

There were 1,760,032 shares available for future grants under the Omnibus Plan as of December 31, 2023.

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

Restricted Stock

The fair value of the restricted shares awarded, net of cancellations, determined on the grant date during 2023 and 2022 was $6 million. The amount of unearned compensation, net of estimated forfeitures, was $4 million as of December 31, 2023, which is expected to be recognized as expense over a weighted average period of 1.31 years. Unearned compensation is amortized to expense over the appropriate vesting period.

In connection with the MBIA Inc. dividend payment to shareholders, payments to restricted stockholders was considered a modification of the original restricted stock awards since the dividend payment was required to be made to restricted stockholders. There was no additional compensation expense recognized on the restricted stock awards as a result of the dividend payment, since the fair value of the awards immediately before the modification was the same as the fair value of the awards after the modification, including the cash payment. Therefore, the dividend payment to restricted stockholders was effectively a cash settlement of a portion of the original awards since no future service is required to earn the cash. Since the restricted stock awards were unvested at the modification date, the dividend payment accelerated the recognition of compensation expense by $5 million in 2023 for the portion of the arrangement that was settled. Refer to “Note 1: Business Developments and Risks and Uncertainties” for additional information on the dividend.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15: Benefit Plans (continued)

Compensation expense related to the restricted shares, net of estimated forfeitures, was $18 million, $12 million and $12 million for the years ended December 31, 2023, 2022 and 2021, respectively. There was no tax charge related to the restricted share awards during 2023, 2022 and 2021 after consideration of the Company’s valuation allowance.

A summary of the Company’s restricted shares outstanding as of December 31, 2023, 2022 and 2021, and changes during the years ended on those dates, is presented in the following table:

	Restricted Share Activity
	2023		2022		2021
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at beginning of year	5,759,505	$9.5583	5,907,636	$9.1868	5,454,807	$9.5344
Granted	519,238	11.6314	478,670	13.4214	978,866	6.8492
Vested	(1,440,473)	9.0587	(586,582)	9.2154	(526,037)	8.4418
Forfeited	—	—	(40,219)	5.9673	—	—
Outstanding at end of year	4,838,270	$9.9295	5,759,505	$9.5583	5,907,636	$9.1868

Performance Based Awards

During 2023, 2022 and 2021, the Company granted 255,340, 216,460 and 502,822 restricted shares, respectively, to certain key employees which have a vesting schedule dependent on the achievement of certain stock price targets of the Company. The grants and corresponding compensation expense have been included in the above restricted stock disclosures. As permitted by the accounting guidance for share-based payments, the Company estimates the fair value of awards that contain market performance conditions at the date of grant using a binomial lattice model with a Monte Carlo simulation and recognizes compensation cost over the requisite service period. The binomial lattice model can better incorporate assumptions about a stock price path because the model can accommodate a large number of potential stock prices over the award’s term in comparison to the Black-Scholes model. As of December 31, 2023, certain previously awarded grants exceeded the stock price performance target. The corresponding issuance of additional shares has been included in the above restricted stock disclosure. As of December 31, 2022 certain previously awarded grants did not meet the stock price performance target. The corresponding cancellation of shares was included in the above restricted stock disclosures. As of December 31, 2021, certain previously awarded grants exceeded the stock price performance target. The corresponding issuance of additional shares has been included in the above restricted stock disclosure.

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

Expenses related to these plans for the years ended December 31, 2023, 2022 and 2021 were $2 million, $3 million and $4 million, respectively.

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

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
In millions except per share amounts	2023	2022	2021
Basic and diluted earnings per share:
Net income (loss) from continuing operations available to common shareholders	$(484)	$(149)	$(445)
Income (loss) from discontinued operations, net of income taxes	(3)	(54)	-
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	4	(8)	-
Net income (loss) from discontinued operations attributable to MBIA Inc.	(7)	(46)	-
Net income (loss) attributable to MBIA Inc.	$(491)	$(195)	$(445)
Basic and diluted weighted average shares (1)	48.2	49.8	49.5
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted:
Continuing operations	$(10.03)	$(3.00)	$(8.99)
Discontinued operations	(0.15)	(0.92)	-
Net income (loss) per share attributable to MBIA Inc. - basic and diluted	$(10.18)	$(3.92)	$(8.99)
Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	4.3	5.0	5.1

(1) - Includes 0.6 million, 0.8 million and 0.9 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for each of the years ended December 31, 2023, 2022 and 2021 respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17: Common and Preferred Stock

Common Stock

Share Repurchases

Purchases or repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. The Company believes that share purchases or repurchases can be an appropriate deployment of capital in excess of amounts needed to support the Company’s liquidity while maintaining the claims-paying resources of MBIA Corp. and National, as well as other business needs. On May 3, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company and/or National to purchase up to $100 million of the Company’s shares in open market transactions, in privately negotiated transactions or by any other legal means. During 2023, National or the Company purchased or repurchased 3.6 million shares at an average price per share of $8.12. As of December 31, 2023, the remaining authorization under this share repurchase program was $71 million. The IRA, enacted in August 2022 imposes a 1% excise tax, net of any allowable offsets, on share repurchases occurring after December 31, 2022. The excise tax on share repurchases is reflected as an additional cost of the shares acquired and is recorded in “Treasury stock, at cost” with a corresponding liability recorded in “Other liabilities” on the Company’s consolidated balance sheets. For 2023, the excise tax calculated was not material and is not included in the above amounts.

During 2022, MBIA Inc. or National did not have an authorization approved by the Company’s Board of Directors to repurchase or purchase outstanding MBIA Inc. common shares.

Dividends

On December 7, 2023, the Company's Board of Directors declared an extraordinary cash dividend on MBIA’s common stock of $8.00 per share. Refer to “Note 1: Business Developments and Risks and Uncertainties” for a further information about this dividend.

Preferred Stock

As of December 31, 2023, MBIA Insurance Corporation had 2,759 shares of preferred stock issued and outstanding with a carrying value of $28 million, including 1,444 shares held by MBIA Inc. that were purchased at a weighted average price of $10,900 per share or 10.9% of face value and 1,315 shares held by unaffiliated investors. During 2023, MBIA Inc. did not repurchase any additional shares.

In accordance with MBIA’s fixed-rate election, the dividend rate on the preferred stock was determined using a fixed-rate equivalent of SOFR plus 2.26161%. Each share of preferred stock has a par value of $1,000 with a liquidation preference of $100,000. The holders of the preferred stock are generally not entitled to any voting rights. Subject to certain requirements, the preferred stock may be redeemed, in whole or in part, at the option of MBIA Corp. at any time or from time to time for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon at the date of redemption for the then current dividend period and any previously accumulated dividends payable without interest on such unpaid dividends. As of December 31, 2023 and 2022, there were no dividends declared on the preferred stock. Payment of dividends on MBIA Corp.’s preferred stock is subject to the same restrictions that apply to dividends on common stock under NYIL.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the years ended December 31, 2023, 2022 and 2021:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Current Translation, Net	Instrument-Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, January 1, 2021	$176	$(10)	$(51)	$115
Other comprehensive income (loss) before reclassifications	(26)	4	(17)	(39)
Amounts reclassified from AOCI	(12)	-	36	24
Net period other comprehensive income (loss)	(38)	4	19	(15)
Balance, December 31, 2021	$138	$(6)	$(32)	$100
Other comprehensive income (loss) before reclassifications	(362)	2	(31)	(391)
Amounts reclassified from AOCI	(10)	-	18	8
Net period other comprehensive income (loss)	(372)	2	(13)	(383)
Balance, December 31, 2022	$(234)	$(4)	$(45)	$(283)
Other comprehensive income (loss) before reclassifications	33	-	(1)	32
Amounts reclassified from AOCI	67	-	45	112
Net period other comprehensive income (loss)	100	-	44	144
Balance, December 31, 2023	$(134)	$(4)	$(1)	$(139)

The following table presents the details of the reclassifications from AOCI for the years ended December 31, 2023, 2022 and 2021:

In millions	Amounts Reclassified from AOCI
	Years Ended December 31,
Details about AOCI Components	2023	2022	2021	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$(67)	$10	$12	Net realized investment gains (losses)
	(67)	10	12	Income (loss) before income taxes
	(67)	10	12	Net income (loss)
Instrument-specific credit risk of liabilities:
Deconsolidation of VIEs	(20)	-	(16)	Other net realized gains (losses) - VIE
Settlement of liabilities	(25)	(18)	(20)	Net gains (losses) on financial instruments at fair value and foreign exchange - VIE
Total reclassifications for the period	$(112)	$(8)	$(24)	Net income (loss)

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

Zohar Litigation Trust-A v. Tilton, et al. (f/k/a MBIA Insurance Corp. v. Tilton et al.),Adversary Case No. 20-50776 (KBO) (Bankr. Del.)

On July 30, 2020, MBIA Corp. commenced an adversary proceeding in the Zohar Funds Bankruptcy Cases against Lynn Tilton and certain affiliated entities seeking damages incurred by MBIA Corp. in connection with insurance policies it issued on senior notes issued by Zohar I and Zohar II. On July 23, 2021, the court denied in part and granted in part Tilton’s and her affiliated defendants’ motion to dismiss the complaint. The court denied defendants’ motion with respect to MBIA’s claims for breach of contract, tortious interference, unjust enrichment, and malicious prosecution of claims Tilton brought against MBIA in Delaware. On February 1, 2022, MBIA filed its most recent Amended Complaint pursuant to and in accordance with the court’s multiple rulings on defendants’ motion to dismiss and related filings regarding the parties’ pleadings. Defendants filed their Answer to MBIA’s most recent Amended Complaint on April 13, 2022. Following the confirmation of a liquidation plan of the Zohar Collateral by the Delaware Bankruptcy Court and that plan becoming effective on August 2, 2022, MBIA Corp.’s claims in this adversary proceeding, among other assets, were transferred and assigned to a litigation trust (Zohar Litigation Trust-A, or "the Trust") and distributed to MBIA Corp. in the form of interests in the Trust subject to oversight by MBIA Corp. and another former Zohar creditor. As a result, on September 12, 2022, the court ordered the substitution of the Trust, as successor-in-interest to MBIA Corp., for MBIA Corp. as plaintiff in this adversary proceeding. Accordingly, MBIA Corp. is no longer the plaintiff or party to this adversary proceeding. On September 13, 2022, the Delaware Bankruptcy Court ordered the consolidation of this adversary proceeding for discovery and pretrial proceedings with an adversary proceeding commenced in 2020 by the Zohar Funds against Lynn Tilton in the Delaware Bankruptcy Court. Pursuant to that order, all pleadings concerning the now-consolidated proceedings shall be filed only in the adversary proceeding captioned Zohar III, Corp. v. Patriarch Partners, LLC, Adv. Proc. No. 20-50534 (KBO).

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19: Commitments and Contingencies (continued)

Complaint Objecting to Defendant's Claims and Seeking Related Relief, Case No. 17-BK-4780-LTS (D.P.R. July 1, 2019)

On July 1, 2019, the Oversight Board and the Puerto Rico Fiscal Agency and Financial Advisory Authority filed an adversary complaint against the Trustee for the PREPA bonds, challenging the validity of the liens arising under the Trust Agreement securing the insurance obligations of National. On September 30, 2022, the Oversight Board filed an amended complaint objecting to: (1) the secured claims asserted by the Trustee in PREPA’s assets; and (2) all unsecured claims of the Trustee, including as a result of the disallowance of the Trustee’s claims. The Oversight Board alleges that the Trustee’s security interest in PREPA’s property is limited to moneys deposited to the credit of the sinking fund and subordinate funds, and are non-recourse except as to the same sinking and subordinate funds moneys actually deposited. In addition it asserts that the Trust Agreement does not grant security interests in any of the covenants or remedies thereunder, that any security interests in deposit accounts other than those held by the Trustee are unperfected, and that there can be no security interest in the covenants and remedies, and if so, would be unperfected. The Defendants, including National, filed an answer and counterclaim on October 17, 2022. On October 24, 2022, the Oversight Board and Defendants each filed summary judgment motions seeking expedited resolution of certain counts in the amended complaint. On March 22, 2023, the Court ruled on summary judgment, finding the bondholders' liens only extend to the amount of funds held in certain specified accounts. In addition, the court determined that the unsecured portion of the bondholders' claims were subject to estimation of their scope. On January 29, 2024, the First Circuit Court of Appeals heard argument on the appeals and cross appeals of the parties.

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

There are no other material legal proceedings pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Lease Commitments

The Company has a lease agreement for its headquarters in Purchase, New York. The initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense is recognized on a straight-line basis. The following table provides information about the Company’s leases as of December 31, 2023:

$ in millions	As of December 31, 2023	Balance Sheet Location
Right-of-use asset	$15	Other assets
Lease liability	$15	Other liabilities
Weighted average remaining lease term (years)	6.7
Discount rate used for operating leases	7.5%
Total future minimum lease payments	$20

Other Commitment

In December of 2023, MBIA Corp. and other non-affiliates agreed to provide a delayed draw term loan commitment to an entity which MBIA Corp. holds as an equity investment. MBIA Corp.'s maximum commitment to this loan is approximately $6 million. As of December 31, 2023, there were no amounts drawn under this loan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023, the end of the period covered by this report.

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

Management has assessed the effectiveness of MBIA Inc.’s internal control over financial reporting as of December 31, 2023. In making its assessment, management used the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2023 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements.”

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2023.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors will be set forth under “Proposals for Shareholder Approval Recommended by the Board—Proposal 1: Election of Directors” and “Board of Directors Corporate Governance—The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed within 120 days of the end of our fiscal year ended December 31, 2023 (the “Proxy Statement”) and is incorporated by reference.

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

The following table provides information as of December 31, 2023, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans refer to “Note 15: Benefit Plans” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
Number of
securities
remaining
	Number of		available for
	securities	Weighted	future issuance
	to be issued	average	under equity
	upon exercise	exercise price	compensation
	of outstanding	of outstanding	plans (excluding
	options,	options,	securities
	warrants	warrants	reflected
Plan category	and rights (1)	and rights	in column (a)) (2)
Equity compensation plans approved by security holders	26,202	$11.87	1,917,893
Equity compensation plans not approved by security holders	—	—	—
Total	26,202	11.87	1,917,893

(1) - Represents phantom shares granted under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors.

(2) - Includes 1,760,032 shares of common stock available for future grants under the MBIA Inc. 2005 Omnibus Incentive Plan and 157,861 shares of common stock available for future grants under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors.

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
Financial Statements and Financial Statement Schedules and Exhibits

1. Financial Statements

The following financial statements of MBIA Inc. have been included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated balance sheets as of December 31, 2023 and 2022.

Consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021.

Consolidated statements of comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021.

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2023, 2022 and 2021.

Consolidated statements of cash flows for the years ended December 31, 2023, 2022 and 2021.

Notes to consolidated financial statements.

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this Annual Report on Form 10-K.

Schedule	Title
I	Summary of investments, other than investments in related parties, as of December 31, 2023.
II	Condensed financial information of Registrant:
Condensed balance sheets as of December 31, 2023 and 2022.
Condensed statements of operations for the years ended December 31, 2023, 2022 and 2021.
Condensed statements of cash flows for the years ended December 31, 2023, 2022 and 2021.
Notes to condensed financial statements.
IV	Reinsurance for the years ended December 31, 2023, 2022 and 2021.

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

10.2. Amended and Restated MBIA Inc. Omnibus Incentive Plan, as amended through May 3, 2022, incorporated by reference to Exhibit 10.1A to the Company’s Form S-8 filed on May 16, 2022.

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

97.1. MBIA Inc. Executive Compensation Clawback Policy

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

101.SCH. Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104. Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MBIA Inc.
(Registrant)
Date:	By:	/s/ William C. Fallon
	Name:	William C. Fallon
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Fallon	Director and Chief Executive Officer	February 28, 2024
William C. Fallon

/s/ Anthony McKiernan	Chief Financial Officer	February 28, 2024
Anthony McKiernan

/s/ Joseph R. Schachinger	Assistant Vice President and Controller (Chief	February 28, 2024
Joseph R. Schachinger	Accounting Officer)

/s/ Steven J. Gilbert	Chairman and Director	February 28, 2024
Steven J. Gilbert

/s/ Diane L. Dewbrey	Director	February 28, 2024
Diane L. Dewbrey

/s/ Janice L. Innis-Thompson	Director	February 28, 2024
Janice L. Innis-Thompson

/s/ Theodore Shasta	Director	February 28, 2024
Theodore Shasta

/s/ Richard C. Vaughan	Director	February 28, 2024
Richard C. Vaughan

SCHEDULE I

MBIA INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2023

(In millions)

	December 31, 2023
			Amount at
			which shown
			in the
Type of investment	Cost	Fair Value	balance sheet
Available-for-sale:
U.S. Treasury and government agency	$214	$198	$198
State and municipal bonds	128	123	123
Foreign governments	13	11	11
Corporate obligations	504	417	417
Mortgage-backed securities:
Residential mortgage-backed agency	149	135	135
Residential mortgage-backed non-agency	31	26	26
Commercial mortgage-backed	14	13	13
Asset-backed securities:
Collateralized debt obligations	96	95	95
Other asset-backed	26	25	25
Total long-term available-for-sale	1,175	1,043	1,043
Short-term available-for-sale	513	514	514
Total available-for-sale	1,688	1,557	1,557
Investments at fair value	373	371	371
Other investments	3	3	3
Total investments	$2,064	$1,931	$1,931
Assets of consolidated variable interest entities:
Investments at fair value	$20	$22	$22
Loans receivable	47	35	35
Total investments of consolidated variable interest entities	$67	$57	$57

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

(In millions except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $131 and $463)	$127	$431
Short-term investments held as available-for-sale, at fair value (amortized cost $480 and $95)	480	95
Total investments	607	526
Cash and cash equivalents	33	16
Other assets	26	9
Total assets	$666	$551
Liabilities and Shareholders' Equity
Liabilities:
Investment agreements	$221	$233
Long-term debt	278	278
Affiliate loans payable	533	535
Derivative liabilities	1	48
Accumulated loss of wholly-owned subsidiaries	1,290	333
Other liabilities	-	6
Total liabilities	2,323	1,433
Shareholders' Equity:
Preferred stock, par value $1 per share; authorized shares--10,000,000; issued and outstanding--none	-	-
Common stock, par value $1 per share; authorized shares--400,000,000; issued shares--283,186,115 and 283,186,115	283	283
Additional paid-in capital	2,515	2,925
Retained earnings (deficit)	(1,144)	(653)
Accumulated other comprehensive income (loss), net of tax	(139)	(283)
Treasury stock, at cost--232,323,184 and 228,333,444 shares	(3,172)	(3,154)
Total shareholders' equity of MBIA Inc.	(1,657)	(882)
Total liabilities and shareholders' equity	$666	$551

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(In millions)

	Years ended December 31,
	2023	2022	2021
Revenues:
Net investment income	$21	$20	$26
Net realized investment gains (losses)	(32)	(10)	3
Net gains (losses) on financial instruments at fair value and foreign exchange	4	110	49
Net gains (losses) on extinguishment of debt	1	5	30
Other net realized gains (losses)	-	-	(6)
Total revenues	(6)	125	102
Expenses:
Operating	15	11	10
Interest	76	76	75
Total expenses	91	87	85
Gain (loss) before income taxes and equity in earnings of subsidiaries	(97)	38	17
Provision (benefit) for income taxes	(1)	(3)	(3)
Gain (loss) before equity in earnings of subsidiaries	(96)	41	20
Equity in net income (loss) of subsidiaries	(395)	(236)	(465)
Net income (loss)	$(491)	$(195)	$(445)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Investment income received	$369	$89	$80
Operating expenses paid and other operating	(16)	(25)	(14)
Interest paid, net of interest converted to principal	(72)	(51)	(50)
Income taxes (paid) received	1	(1)	6
Net cash provided (used) by operating activities	282	12	22
Cash flows from investing activities:
Purchases of available-for-sale investments	(67)	(86)	(150)
Sales of available-for-sale investments	289	149	202
Paydowns and maturities of available-for-sale investments	65	18	20
Purchases of investments at fair value	-	-	(2)
Sales, paydowns and maturities of investments at fair value	-	-	3
Sales, paydowns and maturities (purchases) of short-term investments, net	(380)	(41)	(27)
(Payments) proceeds for derivative settlements	(38)	(10)	(17)
Return of capital from subsidiaries	295	74	11
Net cash provided (used) by investing activities	164	104	40
Cash flows from financing activities:
Proceeds from investment agreements	7	8	2
Principal paydowns of investment agreements	(12)	(54)	(2)
Dividends paid	(409)	-	-
Payments for affiliate loans	(15)	(74)	(81)
Purchases of treasury stock	(6)	-	-
Restricted stock awards settlements	6	6	8
Net cash provided (used) by financing activities	(429)	(114)	(73)
Effect of exchange rates on cash and cash equivalents	-	(1)	-
Net increase (decrease) in cash and cash equivalents	17	1	(11)
Cash and cash equivalents - beginning of year	16	15	26
Cash and cash equivalents - end of year	$33	$16	$15
Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(491)	$(195)	$(445)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Intercompany accounts receivable	(20)	(25)	(7)
Current income taxes	1	(1)	6
Equity in earnings of subsidiaries	395	235	465
Dividends from subsidiaries	352	72	60
Net realized investment gains (losses)	32	10	-
Net (gains) losses on financial instruments at fair value and foreign exchange	(4)	(110)	(52)
Deferred income tax provision (benefit)	(1)	(3)	(3)
(Gains) losses on extinguishment of debt	(1)	(5)	(30)
Other operating	19	34	28
Total adjustments to net income (loss)	773	207	467
Net cash provided (used) by operating activities	$282	$12	$22

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

The Parent Company is subject to the same liquidity risks and uncertainties as described in footnote 1 to the Company’s consolidated financial statements. As of December 31, 2023, the liquidity position of the Parent Company, which included cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds for general corporate purposes, excluding the amount held in escrow under its tax sharing agreement, was $411 million.

During 2022, MBIA Corp. purchased $24 million principal amount of MBIA Inc. 6.625% Debentures due 2028, $4 million principal amount of MBIA Inc. 7.150% Debentures due 2027 and $1 million principal amount of MBIA Inc. 7.000% Debentures due 2025. As of December 31, 2023, National owned $308 million principal amount of the 5.700% Senior Notes due 2034 and $10 million principal amount of MBIA Inc. 7.000% Debentures due 2025; MBIA Corp. owned $29 million principal amount of MBIA Inc. 6.625% Debentures due 2028, $5 million principal amount of MBIA Inc. 7.150% Debentures due 2027 and $1 million principal amount of MBIA Inc. 7.000% Debentures due 2025; and MBIA Inc., through its corporate segment, owned $13 million of MBIA Corp. surplus notes. These amounts are eliminated in the Company’s consolidated financial statements.

2. Accounting Policies

The Parent Company carries its investments in subsidiaries under the equity method.

For a further discussion of significant accounting policies and recent accounting pronouncements, refer to footnotes 2 and 3 to the Company’s consolidated financial statements.

3. Dividends from Subsidiaries

During 2023, National declared and paid a special dividend of $550 million and an as-of-right dividend of $97 million to its ultimate parent, MBIA Inc.

During 2022, National declared and paid dividends of $72 million to its ultimate parent, MBIA Inc.

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

SCHEDULE II

MBIA INC. (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

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

6. Pledged Collateral

Substantially all of the obligations under investment agreements require the Parent Company and its subsidiaries to pledge securities as collateral. As of December 31, 2023 and 2022, the fair value of securities pledged as collateral with respect to these investment agreements approximated $241 million and $251 million, respectively. The Parent Company’s collateral as of December 31, 2023, consisted principally of U.S. Treasury and government agency and state and municipal bonds, and was primarily held with major U.S. banks.

Under derivative contracts entered into by the Parent Company, collateral postings were required by either the Parent Company or the counterparty when the aggregate market value of derivative contracts entered into with the same counterparty exceeds a predefined threshold. As of December 31, 2022, the Parent Company and its subsidiaries had securities with a fair value of $73 million, posted to derivative counterparties. For a further discussion of the Company's derivative contracts, refer to footnote 9 to the Company’s consolidated financial statements.

7. Affiliate Loans Payable

Affiliate loans payable consists of loans payable to MBIA Global Funding, LLC (“GFL”). GFL raised funds through the issuance of medium-term notes with varying maturities, which were, in turn, guaranteed by MBIA Corp. GFL lent the proceeds of these medium-term note issuances to the Parent Company.

8. Extraordinary Cash Dividend

On December 7, 2023, the Company's Board of Directors declared an extraordinary cash dividend on MBIA’s common stock of $8.00 per share. The dividend was paid on December 22, 2023 to shareholders of record as of the close of business on December 18, 2023. The remainder of the dividends from National are being retained by MBIA Inc. and are intended to be used for general corporate purposes including, but not limited to, future operating expenses and debt service obligations.

SCHEDULE IV

MBIA INC. AND SUBSIDIARIES

REINSURANCE

Years Ended December 31, 2023, 2022 and 2021

(In millions)

Column A	Column B	Column C	Column D	Column E	Column F
Insurance Premium Written	Direct Amount	Ceded to Others	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2023	$5	$-	$-	$5	0%
2022	$(3)	$-	$-	$(3)	0%
2021	$8	$2	$-	$6	0%